Form 10-Q
period 1994-06-30
LAWSON PRODUCTS INC/NEW/DE/
filed 1995-05-03
CIK 703604

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D. C.  20549

               ----------------------------------

                            FORM 10-Q

          Quarterly Report under Section 13 or 15(d) of
               The Securities Exchange Act of 1934

               ----------------------------------

For Quarter Ended March 31, 1995      Commission file no. 0-10546

                      LAWSON PRODUCTS, INC.
- - -----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)


           Delaware                              36-2229304
- - -------------------------------             ---------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)

1666 East Touhy Avenue, Des Plaines, Illinois         60018
- - -----------------------------------------------------------------
(Address of principal executive offices)         (Zip Code)


Registrant's telephone no., including area code:   (708) 827-9666


Not applicable
- - -----------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
12,337,314 Shares, $1 par value, as of April 24, 1995.

                 LAWSON PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS

                                        March 31,   December 31,
(Amounts in thousands)                       1995           1994
                                    -------------  -------------
                                      (UNAUDITED)
ASSETS
- - ------
Current Assets:
  Cash and cash equivalents              $  8,069       $  9,853
  Marketable securities                     26235          21798
  Accounts receivable, less
    allowance for doubtful accounts         27903          27319
  Inventories (Note B)                      28143          26839
  Miscellaneous receivables and
    prepaid expenses                         6131           5625
  Deferred income taxes                       676            815
                                          -------         ------
         Total Current Assets               97157          92249

Marketable securities                       18748          26102
Property, plant and equipment, less
  allowances for depreciation and
  amortization                              36143          35858
Investments in real estate                   3033           3084
Deferred income taxes                        2502           2461
Other assets                                 8214           8376
                                           ------         ------

         Total Assets                      165797         168130
                                            =====          =====

LIABILITIES AND STOCKHOLDERS' EQUITY
- - -----------------------------------
Current Liabilities:
  Accounts payable                       $  3,127       $  3,274
  Accrued expenses and other liabilities    13022          14524
  Income taxes                               3937           2017
                                    -------------  -------------
         Total Current Liabilities          20086          19815
                                    -------------  -------------
  Accrued liability under security
    bonus plans                             10349          10163
  Other                                      6795           6922
                                    -------------  -------------
                                            17144          17085
                                    -------------  -------------
Stockholders' Equity:
  Preferred Stock, $1 par value:
    Authorized - 500,000 shares
    Issued and outstanding - None
  Common Stock, $1 par value:
    Authorized - 35,000,000 shares
    Issued - (1995 - 17,097,490 shares;
      1994 - 17,097,490 shares)             17097          17097

  Capital in excess of par value              716            716

  Retained earnings                        199152         195609
  Cost of common stock in treasury
    (1995 - 4,746,176 shares;
      1994 - 4,493,676 shares)             -87298         -80884
                                    -------------  -------------
                                           129667         132538
  Other                                     -1100          -1308
                                    -------------  -------------
         Total Stockholders' Equity        128567         131230
                                    -------------  -------------

         Total Liabilities and Stockholders'
           Equity                          165797         168130
                                           ======         ======

See notes to condensed consolidated financial statements.

                LAWSON PRODUCTS, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

             (UNAUDITED)

(Amounts in thousands, except per share data)
                                For the
                         Three Months Ended
                               March 31,
                              1995      1994
                         --------- ---------
Net Sales                 $ 54,845  $ 49,772
Investment and other income   1026       253
                         --------- ---------
                             55871     50025
                         --------- ---------

Cost of goods sold (Note B)  15421     14252
Selling, general and
  administrative expenses    32211     29223
                         --------- ---------
                             47632     43475
                         --------- ---------

Income before income taxes    8239      6550

Provision for income taxes    3214      2482
                         --------- ---------

Net income                    5025      4068

Retained earnings at
  beginning of period       195609    181381

Deduct:

  Cash dividends declared     1482      1628
                         --------- ---------

Retained earnings at end
  of period                 199152    183821
                             =====     =====

Net income per share of
  common stock                0.40      0.30
                             =====     =====

Cash dividends declared per
  share of common stock       0.12      0.12
                             =====     =====

Weighted average shares
  outstanding                12454     13562
                             =====     =====

See notes to condensed consolidated financial statements.

                 LAWSON PRODUCTS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

         (UNAUDITED)




(Amounts in thousands)
                                                 For the
                                            Three months ended
                                                 March 31,
                                             1995           1994
                                        ---------      ---------
Operating activities:
 Net income                              $  5,025       $  4,068
 Adjustments to reconcile net income to
   net cash provided by oper. activities:
    Depreciation and amortization             842            854
    Changes in oper. assets and liab        -2835            469
    Other                                     499            400
                                        ---------      ---------

 Net Cash Provided by Operating Activities   3531           5791
                                        ---------      ---------



Investing activities:
 Additions to property, plant and equipment -1120          -1829
 Purchases of marketable securities        -60404         -60422
 Proceeds from sale of mkt securities       63491          59817
 Other                                        644             25
                                        ---------      ---------

 Net Cash Provided by/
   (Used in) Investing Activities            2611          -2409
                                        ---------      ---------


Financing activities:
 Purchases of treasury stock                -6414            ---
 Dividends paid                             -1512          -1628
                                        ---------      ---------

 Net Cash Used in Financing Activities      -7926          -1628
                                        ---------      ---------
     Increase/(Decrease) in Cash
       and Cash Equivalents                 -1784           1754

 Cash and Cash Equivalents
   at Beginning of Period                    9853          17952
                                        ---------      ---------

     Cash and Cash Equivalents
   at End of Period                      $  8,069       $ 19,706
                                         ========       ========


See notes to condensed consolidated financial statements.

                             Part I

  NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

A) As contemplated by the Securities and Exchange Commission, the accompanying consolidated financial statements and footnotes have been condensed and therefore, do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company's Annual Report to Stockholders for the year ended December 31, 1994. The Condensed Consolidated Balance Sheet as of March 31, 1995 and the Condensed Consolidated Statements of Income and Retained Earnings for the three month periods ended March 31, 1995 and 1994 and the Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 1995 and 1994 are unaudited. In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) have been made, which are necessary to present fairly the results of operations for the interim periods.


B) Inventories (consisting of finished goods) at March 31, 1995 and cost of goods sold for the three month periods ended March 31, 1995 and 1994 were determined through the use of estimated gross profit rates.


The following exhibits are attached to Part I:

          1. Letter from independent accountants furnished pursuant to Rule 10.01 (d) of regulation S-X.

          2. Letter from independent accountants furnished pursuant to Item 601, #15 of regulation S-K.



















                                  Part I

                  Independent Accountant's Review Report


Board of Directors
Lawson Products, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Lawson Products, Inc. and subsidiaries as of March 31, 1995 and the related condensed consolidated statements of income and retained earnings and cash flows for the three month periods ended March 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Lawson Products, Inc. as of December 31, 1994, and the related consolidated statements of income and retained earnings and cash flows for the year then ended, not presented herein, and in our report dated February 23, 1995, we expressed an unqualified opinion on those consolidated financial statements.
In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                   ERNST & YOUNG LLP

April 21, 1995








                                  Part I



April 21, 1995


Board of Directors
Lawson Products, Inc.


We are aware of the incorporation by reference in the Registration Statement (Form S-8 No. 33-17912 dated November 4, 1987) of Lawson Products, Inc. of our report dated April 21, 1995 relating to the unaudited condensed consolidated interim financial statements of Lawson Products, Inc. which are included in its Form 10-Q for the quarter ended March 31, 1995.

Pursuant to Rule 436(c) of the Securities Act of 1933 our report is not part of the registration statement prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.




                                   ERNST & YOUNG LLP





























                                  Part I


ITEM 2


              MANAGEMENT'S DISCUSSION AND ANALYSIS


Cash flows provided by operations for the three months ended March 31, 1995 decreased to $3,531,000 from $5,791,000 in the comparable period of the prior year. This decline was due primarily to an increase in operating assets and a decrease in operating liabilities. In addition to satisfying operating requirements, current investments and cash flows from operations are expected to finance the Company's future growth, cash dividends and capital expenditures. Additions to property, plant and equipment were $1,120,000 and $1,829,000, respectively, for the three months ended
March 31, 1995 and 1994. Capital expenditures during 1995 and 1994 include the construction of a Lawson outbound facility in Addison, Illinois, which was substantially completed by the end of 1994, at a cost of approximately of $5,600,000. This facility opened during the first quarter of 1995.

At December 31, 1994, the Company was authorized to purchase up to 1,000,000 shares of its common stock. During the first three months of 1995, the Company expended $6,414,000 to acquire 252,500 shares.

Net sales for the three month period ended March 31, 1995, advanced 10.2% to $54,845,000 relative to the similar period of 1994. The gains are principally the result of increases in both the average order size and number of orders processed.

Net income increased 23.5% to $5,025,000 ($.40 per share) for the three months ended March 31, 1995 from $4,068,000 ($.30 per share) for the comparable period of 1994. This increase is attributable to the gain in net sales noted above, a slight improvement in gross margins, net life insurance proceeds, and cost containment efforts, which more than offset a higher effective income tax rate. The income per share increase was positively impacted by the Company's share repurchase program.














                             Part II



                        OTHER INFORMATION


Items 1, 2, 3, 4, and 5 are inapplicable and have been omitted from this report.




Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Not applicable.

         (b) The registrant was not required to file Form 8-K for the most recently completed quarter.





































                               SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      LAWSON PRODUCTS, INC.
                                          (Registrant)



Dated April 24, 1995            /s/ Bernard Kalish
                                   Bernard Kalish
                            				   Chairman of the Board



Dated April 24, 1995            /s/ Joseph L. Pawlick
                                   Joseph L. Pawlick
                                   Vice President and Controller