Form 10-Q
period 1995-06-30
LAWSON PRODUCTS INC/NEW/DE/
filed 1995-08-07
CIK 703604

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D. C.  20549

               ----------------------------------

                            FORM 10-Q

          Quarterly Report under Section 13 or 15(d) of
               The Securities Exchange Act of 1934

               ----------------------------------

For Quarter Ended June 30, 1995      Commission file no. 0-10546

                      LAWSON PRODUCTS, INC.
-----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)


           Delaware                              36-2229304
-------------------------------             ---------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)

1666 East Touhy Avenue, Des Plaines, Illinois         60018
-----------------------------------------------------------------
(Address of principal executive offices)         (Zip Code)


Registrant's telephone no., including area code:   (708) 827-9666


Not applicable
-----------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
11,830,614 Shares, $1 par value, as of July 25, 1995.

                 LAWSON PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 June 30,   December 31,
(Amounts in thousands)                               1995           1994
                                            -------------  -------------
                                              (UNAUDITED)
ASSETS
------
Current Assets:
  Cash and cash equivalents                      $  8,195       $  9,853
  Marketable securities                            18,364         21,798
  Accounts receivable, less
    allowance for doubtful accounts                28,216         27,319
  Inventories (Note B)                             28,612         26,839
  Miscellaneous receivables and
    prepaid expenses                                4,797          5,625
  Deferred income taxes                               611            815
                                            -------------  -------------
         Total Current Assets                      88,795         92,249

Marketable securities                              13,334         26,102
Property, plant and equipment, less
  allowances for depreciation and
  amortization                                     35,946         35,858
Investments in real estate                          2,942          3,084
Deferred income taxes                               2,709          2,461
Other assets                                        8,937          8,376
                                            -------------  -------------

         Total Assets                            $152,663       $168,130
                                            =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Accounts payable                               $  3,015       $  3,274
  Accrued expenses and other liabilities           12,107         14,524
  Income taxes                                        474          2,017
                                            -------------  -------------
         Total Current Liabilities                 15,596         19,815
                                            -------------  -------------
  Accrued liability under security
    bonus plans                                    10,821         10,163
  Other                                             6,861          6,922
                                            -------------  -------------
                                                   17,682         17,085
                                            -------------  -------------
Stockholders' Equity:
  Preferred Stock, $1 par value:
    Authorized - 500,000 shares
    Issued and outstanding - None
  Common Stock, $1 par value:
    Authorized - 35,000,000 shares
    Issued - (1995 - 11,862,614 shares;
      1994 - 17,097,490 shares)                    11,863         17,097

  Capital in excess of par value                      501            716

  Retained earnings                               107,916        195,609
  Cost of common stock in treasury
    1994 - 4,493,676 shares                           ---       (80,884)
                                            -------------  -------------
                                                  120,280        132,538
  Other                                             (895)        (1,308)
                                            -------------  -------------
         Total Stockholders' Equity               119,385        131,230
                                            -------------  -------------

         Total Liabilities and Stockholders'
           Equity                                $152,663       $168,130
                                            =============  =============

See notes to condensed consolidated financial statements.

                LAWSON PRODUCTS, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

                           (UNAUDITED)


(Amounts in thousands, except per share data)
                                 For the               For the
                             Three Months Ended   Six Months Ended
                                  June 30,            June 30,
                               1995      1994       1995      1994
                            --------- ---------  --------- ---------
Net Sales                    $ 56,095  $ 53,749   $110,940  $103,521
Investment and other income       515       338      1,541       592
                            --------- ---------  --------- ---------
                               56,610    54,087    112,481   104,113
                            --------- ---------  --------- ---------

Cost of goods sold (Note B)    15,822    15,302     31,243    29,555
Selling, general and
  administrative expenses      32,306    30,558     64,517    59,781
                            --------- ---------  --------- ---------
                               48,128    45,860     95,760    89,336
                            --------- ---------  --------- ---------

Income before income taxes      8,482     8,227     16,721    14,777

Provision for income taxes      3,205     3,068      6,419     5,550
                            --------- ---------  --------- ---------

Net income                      5,277     5,159     10,302     9,227

Retained earnings at
  beginning of period         199,152   183,821    195,609   181,381

Deduct:
  Treasury stock retired       94,971       ---     94,971       ---

  Cash dividends declared       1,542     1,628      3,024     3,256
                            --------- ---------  --------- ---------

Retained earnings at end
  of period                  $107,916  $187,352   $107,916  $187,352
                            ========= =========  ========= =========

Net income per share of
  common stock                  $0.43     $0.38      $0.84     $0.68
                                =====     =====      =====     =====

Cash dividends declared per
  share of common stock         $0.13     $0.12      $0.25     $0.24
                                =====     =====      =====     =====

Weighted average shares
  outstanding                  12,217    13,480     12,333    13,515
                            ========= =========  ========= =========

See notes to condensed consolidated financial statements.
/TABLE

                 LAWSON PRODUCTS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (UNAUDITED)




(Amounts in thousands)
                                                           For the
                                                       Six months ended
                                                            June 30,
                                                     1995           1994
                                                  ---------      ---------
Operating activities:
 Net income                                       $  10,302      $   9,227
 Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                     1,685          1,710
    Changes in operating assets and liabilities     (7,811)        (5,388)
    Other                                             1,091          1,115
                                                  ---------      ---------

 Net Cash Provided by Operating Activities            5,267          6,664
                                                  ---------      ---------



Investing activities:
 Additions to property, plant and equipment         (1,760)        (3,765)
 Purchases of marketable securities               (124,563)      (121,834)
 Proceeds from sale of marketable securities        141,246        125,657
 Other                                                  683             25
                                                  ---------      ---------

 Net Cash Provided by Investing Activities           15,606             83
                                                  ---------      ---------



Financing activities:
 Purchases of treasury stock                       (19,541)        (6,323)
 Dividends paid                                     (2,995)        (3,255)
 Other                                                    5             32
                                                  ---------      ---------

 Net Cash Used in Financing Activities             (22,531)        (9,546)
                                                  ---------      ---------
     Decrease in Cash
       and Cash Equivalents                         (1,658)        (2,799)

 Cash and Cash Equivalents at Beginning of Period     9,853         17,952
                                                  ---------      ---------

     Cash and Cash Equivalents at End of Period   $   8,195      $  15,153
                                                  =========      =========


See notes to condensed consolidated financial statements.
/TABLE

                             Part I

  NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

A) As contemplated by the Securities and Exchange Commission, the accompanying consolidated financial statements and footnotes have been condensed and therefore, do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company's Annual Report to Stockholders for the year ended December 31, 1994. The Condensed Consolidated
Balance Sheet as of June 30, 1995 and the Condensed Consolidated
Statements of Income and Retained Earnings for the three and six month periods ended June 30, 1995 and 1994 and the Condensed Consolidated
Statements of Cash Flows for the six month periods ended June 30, 1995 and 1994 are unaudited. In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) have been made, which are necessary to present fairly the results of operations for the interim periods.


B) Inventories (consisting of finished goods) at June 30, 1995 and cost of goods sold for the six month periods ended June 30, 1995 and 1994 were determined through the use of estimated gross profit rates.


The following exhibits are attached to Part I:

          1. Letter from independent accountants furnished pursuant to Rule 10.01 (d) of regulation S-X.

          2.  Letter from independent accountants furnished pursuant to
              Item 601, #15 of regulation S-K.

























                                      Part I

                      Independent Accountant's Review Report


Board of Directors
Lawson Products, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Lawson Products, Inc. and subsidiaries as of June 30, 1995 and the related condensed consolidated statements of income and retained earnings for the three month and six month periods ended June 30, 1995 and 1994 and the condensed consolidated statements of cash flows for the six month periods ended June 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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




                                   ERNST & YOUNG LLP

July 21, 1995

                                      Part I



July 21, 1995


Board of Directors
Lawson Products, Inc.


We are aware of the incorporation by reference in the Registration Statement (Form S-8 No. 33-17912 dated November 4, 1987) of Lawson Products, Inc. of our report dated July 21, 1995 relating to the unaudited condensed consolidated interim financial statements of Lawson Products, Inc. which are included in its Form 10-Q for the quarter ended June 30, 1995.

Pursuant to Rule 436(c) of the Securities Act of 1933 our report is not part of the registration statement prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.




                                   ERNST & YOUNG LLP

                                      Part I


ITEM 2


              MANAGEMENT'S DISCUSSION AND ANALYSIS


Cash flows provided by operations for the six months ended June 30, 1995 decreased to $5,267,000 from $6,664,000 in the comparable period of the prior year. This decline was due primarily to an increase in operating assets and a decrease in accrued expenses and income taxes payable, which more than offset higher net income. Current investments and cash flows from operations are expected to finance the Company's future growth, cash dividends and capital expenditures. Additions to property, plant and equipment were $1,760,000 and $3,765,000, respectively, for the six months ended June 30, 1995 and 1994. Capital expenditures during 1995 and 1994 include the construction of a Lawson outbound facility in Addison, Illinois, which was substantially completed by the end of 1994, at a cost of approximately of $5,600,000. This facility opened during the first quarter of 1995.

At December 31, 1994, the Company was authorized to purchase up to 1,000,000 shares of its common stock. During the first six months of 1995, the Company acquired 741,500 shares at a cost of $19,541,000. Also, during the second quarter of 1995, the Company retired 5,235,176 treasury shares, representing purchases through June 30, 1995.

Net sales for the three and six month periods ended June 30, 1995, increased 4.4% to $56,095,000 and 7.2% to $110,940,000 relative to the comparable periods of 1994. The advances are principally the result of gains in both the average order size and number of orders processed.

Net income for the second quarter advanced 2.3% to $5,277,000 ($.43 per share) from $5,159,000 ($.38 per share) for the similar period of 1994. This increase is attributable to the gain in net sales noted above, a slight improvement in gross margins, and cost containment efforts, which more than offset a higher effective income tax rate. The income per share increase was positively impacted by the Company's share repurchase program. Net income for the six months ended June 30, 1995 rose 11.6% to $10,302,000 ($.84 per share) from $9,227,000 ($.68 per share) for the comparable period of 1994. In addition to net life insurance proceeds received during the first quarter of 1995, the reasons for the gain in the six months ended June 30, 1995 are consistent with those for the second quarter noted above.




                            Part II



                        OTHER INFORMATION


Items 1, 2, 3, and 5 are inapplicable and have been omitted from this report.


Item 4.  Submission of Matters to a Vote of Security Holders.

         (a)  The annual meeting of stockholders of Lawson
              Products, Inc. was held on May 9, 1995.

         (b)  Not applicable.

         (c) Set forth below is the tabulation of the votes on each nominee for election as a director:

                                                      Withheld
                                          For         Authority

              Bernard Kalish          12,171,036        21,761
              Sidney L. Port          12,166,387        26,410

         (d)  Not applicable.


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


                                      LAWSON PRODUCTS, INC.
                                          (Registrant)



Dated July 25, 1995            /s/ Bernard Kalish
                                          Bernard Kalish
                                   Chairman of the Board



Dated July 25, 1995            /s/ Joseph L. Pawlick
                                         Joseph L. Pawlick
                                   Vice President and Controller