Form 10-Q
period 1995-09-30
LAWSON PRODUCTS INC/NEW/DE/
filed 1995-11-08
CIK 703604

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D. C.  20549

               ----------------------------------

                            FORM 10-Q

          Quarterly Report under Section 13 or 15(d) of
               The Securities Exchange Act of 1934

               ----------------------------------

For Quarter Ended Sept 30, 1995      Commission file no. 0-10546

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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
11,765,114 Shares, $1 par value, as of October 20, 1995.

                 LAWSON PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS

                                              September 30,   December 31,
(Amounts in thousands)                                 1995           1994
                                              -------------  -------------
                                                (UNAUDITED)
ASSETS
------
Current Assets:
  Cash and cash equivalents                        $  9,202       $  9,853
  Marketable securities                              24,025         21,798
  Accounts receivable, less
    allowance for doubtful accounts                  28,800         27,319
  Inventories (Note B)                               27,312         26,839
  Miscellaneous receivables and
    prepaid expenses                                  5,466          5,625
  Deferred income taxes                                 646            815
                                              -------------  -------------
         Total Current Assets                        95,451         92,249

Marketable securities                                10,635         26,102
Property, plant and equipment, less
  allowances for depreciation and
  amortization                                       35,628         35,858
Investments in real estate                            3,016          3,084
Deferred income taxes                                 2,865          2,461
Other assets                                          8,968          8,376
                                              -------------  -------------

         Total Assets                              $156,563       $168,130
                                              =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Accounts payable                                 $  2,570       $  3,274
  Accrued expenses and other liabilities             13,840         14,524
  Income taxes                                          513          2,017
                                              -------------  -------------
         Total Current Liabilities                   16,923         19,815
                                              -------------  -------------
  Accrued liability under security
    bonus plans                                      11,087         10,163
  Other                                               7,225          6,922
                                              -------------  -------------
                                                     18,312         17,085
                                              -------------  -------------
Stockholders' Equity:
  Preferred Stock, $1 par value:
    Authorized - 500,000 shares
    Issued and outstanding - None
  Common Stock, $1 par value:
    Authorized - 35,000,000 shares
    Issued - (1995 - 11,797,114 shares;
      1994 - 17,097,490 shares)                      11,797         17,097

  Capital in excess of par value                        498            716

  Retained earnings                                 109,790        195,609
  Cost of common stock in treasury
    1994 - 4,493,676 shares                             ---       (80,884)
                                              -------------  -------------
                                                    122,085        132,538
  Other                                               (757)        (1,308)
                                              -------------  -------------
         Total Stockholders' Equity                 121,328        131,230
                                              -------------  -------------

         Total Liabilities and Stockholders'
           Equity                                  $156,563       $168,130
                                              =============  =============

See notes to condensed consolidated financial statements.

                LAWSON PRODUCTS, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

                             (UNAUDITED)

(Amounts in thousands, except per share data)
                                       For the            For the
                                 Three Months Ended   Nine Months Ended
                                     September 30,      September 30,
                                 1995      1994      1995     1994
                               --------- --------- --------- ---------
Net Sales                      $ 56,177  $ 55,539  $167,117  $159,060

Investment and other income         462       217     2,003       809
                              --------- --------- --------- ---------
                                 56,639    55,756   169,120   159,869
                              --------- --------- --------- ---------

Cost of goods sold (Note B)      15,832    15,847    47,075    45,402
Selling, general and
  administrative expenses        32,368    31,219    96,885    91,001
                              --------- --------- --------- ---------
                                 48,200    47,066   143,960   136,403
                              --------- --------- --------- ---------
Income before income taxes        8,439     8,690    25,160    23,466

Provision for income taxes        3,348     3,443     9,767     8,993
                              --------- --------- --------- ---------
Net income                        5,091     5,247    15,393    14,473


Retained earnings at
  beginning of period           107,916   187,352   195,609   181,381
Deduct:
  Treasury stock retired          1,683       ---    96,654       ---
  Cash dividends declared         1,534     1,528     4,558     4,783
                              --------- --------- --------- ---------
Retained earnings at end
  of period                    $109,790  $191,071  $109,790  $191,071
                              ========= ========= ========= =========
Net income per share of
  common stock                    $0.43     $0.40     $1.26     $1.08
                                  =====     =====     =====     =====
Cash dividends declared per
  share of common stock            $0.13     $0.12     $0.38     $0.36
                                   =====     =====     =====     =====


Weighted average shares
  outstanding                     11,826    13,107    12,177    13,374
                                ========= ========= ========= =========

See notes to condensed consolidated financial statements.


                 LAWSON PRODUCTS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

      (UNAUDITED)



(Amounts in thousands)
                                                           For the
                                                     Nine months ended
                                                        September 30,
                                                       1995           1994
                                                  ---------      ---------
Operating activities:
 Net income                                       $  15,393      $  14,473
 Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                     2,527          2,570
    Changes in operating assets and liabilities     (6,722)        (5,620)
    Other                                             2,090          2,393
                                                  ---------      ---------

 Net Cash Provided by Operating Activities           13,288         13,816
                                                  ---------      ---------



Investing activities:
 Additions to property, plant and equipment         (2,280)        (5,545)
 Purchases of marketable securities               (184,507)      (193,338)
 Proceeds from sale of marketable securities        197,988        197,607
 Other                                                  684             70
                                                  ---------      ---------

 Net Cash Provided by/(Used in) Investing Activities 11,885        (1,206)
                                                  ---------      ---------



Financing activities:
 Purchases of common stock                         (21,292)       (12,955)
 Dividends paid                                     (4,537)        (4,783)
 Other                                                    5             32
                                                  ---------      ---------

 Net Cash Used in Financing Activities             (25,824)       (17,706)
                                                  ---------      ---------
     Decrease in Cash
       and Cash Equivalents                           (651)        (5,096)

 Cash and Cash Equivalents at Beginning of Period     9,853         17,952
                                                  ---------      ---------

     Cash and Cash Equivalents at End of Period   $   9,202      $  12,856
                                                      =====          =====


See notes to condensed consolidated financial statements.



                             Part I

  NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

A) As contemplated by the Securities and Exchange Commission, the accompanying consolidated financial statements and footnotes have been condensed and therefore, do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company's Annual Report to Stockholders for the year ended December 31, 1994. The Condensed Consolidated Balance Sheet as of September 30, 1995 and the Condensed Consolidated Statements of Income and Retained Earnings for the three and nine month periods ended September 30, 1995 and 1994 and the Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 1995 and 1994 are unaudited. In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) have been made, which are necessary to present fairly the results of operations for the interim periods.


B) Inventories (consisting of finished goods) at September 30,
1995 and cost of goods sold for the nine month periods ended
September 30, 1995 and 1994 were determined through the use of estimated gross profit rates.


The following exhibits are attached to Part I:

          1. Letter from independent accountants furnished pursuant to Rule 10.01 (d) of regulation S-X.

          2. Letter from independent accountants furnished pursuant to Item 601, #15 of regulation S-K.


                              Part I

              Independent Accountant's Review Report


Board of Directors
Lawson Products, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Lawson Products, Inc. and subsidiaries as of September 30, 1995 and the related condensed consolidated statements of income and retained earnings for the three month and nine month periods ended September 30, 1995 and 1994 and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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




                                   ERNST & YOUNG LLP

October 20, 1995






                              Part I



October 20, 1995


Board of Directors
Lawson Products, Inc.


We are aware of the incorporation by reference in the Registration Statement (Form S-8 No. 33-17912 dated November 4,
1987) of Lawson Products, Inc. of our report dated October 20, 1995 relating to the unaudited condensed consolidated interim financial statements of Lawson Products, Inc. which are included in its Form 10-Q for the quarter ended September 30, 1995.

Pursuant to Rule 436(c) of the Securities Act of 1933 our report is not part of the registration statement prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.




                                   ERNST & YOUNG LLP




                              Part I


ITEM 2


              MANAGEMENT'S DISCUSSION AND ANALYSIS


Cash flows provided by operations for the nine months ended September 30, 1995 decreased to $13,288,000 from $13,816,000 in the comparable period of the prior year. This decline was due primarily to an increase in operating assets and a decrease in operating liabilities, which more than offset higher net income. In addition to satisfying operating requirements, current investments and cash flows from operations are expected to finance the Company's future growth, cash dividends and capital expenditures. Additions to property, plant and equipment were $2,280,000 and $5,545,000, respectively, for the nine months ended September 30, 1995 and 1994. Capital expenditures during 1995 and 1994 include the construction of a Lawson outbound facility in Addison, Illinois, which was substantially completed by the end of 1994, at a cost of approximately of $5,600,000. This facility opened during the first quarter of 1995.

At December 31, 1994, the Company was authorized to purchase up to 1,000,000 shares of its common stock. During the first nine months of 1995, the Company acquired 807,000 shares at a cost of $21,292,000. Also, during the nine month period ending September 30, 1995, the Company retired 5,300,676 treasury shares, representing cumulative purchases through September 30, 1995.

Net sales for the three and nine month periods ended September 30, 1995, gained 1.1% to $56,177,000 and 5.1% to $167,117,000 relative to the comparable periods of 1994. The increases are principally the result of gains in the average order size, which more than offset a slight decline in the number of orders processed.

Net income for the third quarter decreased 3.0% to $5,091,000 ($.43 per share) from $5,247,000 ($.40 per share) for the similar period of 1994 as the sales gain was not sufficient to offset higher operating expenses in the quarter. Net income for the nine months ended September 30, 1995 advanced 6.4% to $15,393,000 ($1.26 per share) from $14,473,000 ($1.08 per share) for the comparable period of 1994. This increase is attributable to the gain in net sales noted above, a slight improvement in gross margins, net life insurance proceeds received during the first quarter of 1995, and cost containment efforts, which more than offset a higher effective income tax rate. The increases in income per share for the three and nine month periods of 1995 were positively impacted by the Company's share repurchase program.



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


                                      LAWSON PRODUCTS, INC.
                                          (Registrant)



Dated October 20, 1995         /s/ Bernard Kalish
                                          Bernard Kalish
                                      Chairman of the Board



Dated October 20, 1995         /s/ Joseph L. Pawlick
                                         Joseph L. Pawlick
                                   Vice President and Controller