Form 10-K405
period 1995-12-31
LAWSON PRODUCTS INC/NEW/DE/
filed 1996-03-27
CIK 703604

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1995

OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                        Commission file number:  0-10546

                             LAWSON PRODUCTS, INC.
               (Exact Name of Registrant as Specified in Charter)

           Delaware                         36-2229304
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

               1666 East Touhy Avenue, Des Plaines, Illinois 60018
                    (Address of principal executive offices)

Registrant's telephone number, including area code:  (847) 827-9666

Securities registered pursuant to Section 12(b) of the Act:

                              Name of each exchange
     Title of Each Class       on which registered

          None                        None

Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, $1.00 Par Value
                                (Title of class)

Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X      No

As of March 1, 1996, 11,600,614 shares of Common Stock were outstanding.

The aggregate market value of the Registrant's Common Stock held by nonaffiliates on March 1, 1996 was approximately $189,118,000.

The following documents are incorporated into this Form 10-K by reference:

     Proxy Statement for Annual Meeting of
     Stockholders to be held on May 7, 1996  Part III

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K.  [X]


                                     PART I

Item 1.  Business.

          Lawson Products, Inc. was incorporated in Illinois in 1952 and reincorporated in Delaware in 1982.


Products

          The Company is a distributor of approximately 33,000 expendable maintenance, repair and replacement products. These products may be divided into three broad categories: Fasteners, Fittings and Related Parts, such as screws, nuts, rivets and other fasteners; Industrial Supplies, such as hoses and hose fittings, lubricants, cleansers, adhesives and other chemicals, as well as files, drills, welding products and other shop supplies; and Automotive and Equipment Maintenance Parts, such as primary wiring, connectors and other electrical supplies, exhaust and other automotive parts. The Company estimates that these categories of products accounted for the indicated percentages of its total consolidated net sales for 1995, 1994 and 1993 respectively:

                                               Percentage of
                                               Consolidated
                                                  Net Sales
                                             1995 1994 1993

Fasteners, Fittings and Related Parts . . .   41%  41%  42%
Industrial Supplies . . . . . . . . . . . .   54%  53%  52%
Automotive and Equipment Maintenance Parts     5%   6%   6%

                                             100% 100% 100%

          All of the Company's products are manufactured by others and must meet the Company's specifications. Approximately 90% of the Company's products are sold under the Company label. Substantially all merchandise which the Company distributes is purchased by the Company in bulk and subsequently repackaged in smaller quantities. The Company regularly uses a large number of suppliers but has no long-term or fixed price contracts with any of them. Most items which the Company distributes are purchased from several sources, and the Company believes that the loss of any single supplier would not significantly affect its operations. No single supplier accounted for more than 8% of the Company's purchases in 1995.


Marketing

          The Company's principal markets are as follows:

          Heavy Duty Equipment Maintenance. Customers in this market include operators of trucks, buses, agricultural implements, construction and road building equipment, mining, logging and drilling equipment and other off-the-road equipment. The Company estimates that approximately 45% of 1995 sales were made to customers in this market.

          In-Plant and Building Maintenance. This market includes plants engaged in a broad range of manufacturing and processing activities, as well as institutions such as hospitals, universities, school districts and government units. The Company estimates that approximately 42% of 1995 sales were made to customers in this market.

          Passenger Car Maintenance. Customers in this market include automobile service center chains, independent garages, automobile dealers, car rental agencies and other fleet operators. The Company estimates that approximately 11% of 1995 sales were made to customers in this market.

          The Company has approximately 200,000 customers, the largest of which accounted for less than one percent of net sales during 1995. Sales are made through a force of approximately 1,675 independent sales representatives. Included in this group are 207 district and zone managers, each of whom, in addition to his own sales activities, acts in an advisory capacity to other sales representatives in a designated area of the country. The Company employs 35 regional managers to coordinate regional marketing efforts. Sales representatives, including district and zone managers, are compensated on a commission basis and are responsible for repayment of commissions on their respective uncollectible accounts. In addition to the sales representatives and district, zone and regional managers discussed above, the Company has 801 employees.

          The Company's products are sold in all 50 states, Mexico, Puerto Rico, the District of Columbia, Canada and England. The Company believes that an important factor in its success is its ability to service customers promptly. During the past five years, more than 99% of all items were shipped to the customer within 24 hours after an order was received by the Company. This rapid delivery is facilitated by computer controlled order entry and inventory control systems in each general distribution center. In addition, the receipt of customer orders at Lawson distribution facilities has been accelerated by portable facsimile transmission equipment and personal computer systems used by sales representatives operating in certain areas of the country. Customer orders are delivered by common carriers.

          The Company is required to carry significant amounts of inventory in order to meet its high standards of rapid processing of customer orders. The Company funds its working capital requirements internally.


Distribution Facilities

          Substantially all of the Company's products are stocked in and distributed from each of its nine general distribution centers in; Addison, Illinois; Reno, Nevada; Farmers Branch, Texas; Norcross, Georgia; Fairfield, New Jersey; Mississauga, Ontario, Canada and Bradley Stoke (Bristol) England. Chemical products are distributed from a facility in Vernon Hills, Illinois and welding products are distributed from a facility in Charlotte, North Carolina. Each warehouse and distribution facility orders and maintains its own inventory. In the opinion of the Company, all existing facilities are in good condition, are well maintained and are being used substantially to capacity on a single shift basis.

          All of the Company's facilities are relatively new. Further expansion of warehousing capacity may require new warehouses, some of which may be located in new geographical areas.


Canadian Operations

          Canadian operations are conducted at the Company's 40,000 square foot general distribution center in Mississauga, Ontario, a suburb of Toronto. These operations constituted less than 3% of the Company's net sales during 1995.


United Kingdom Operations

          Operations in the United Kingdom are conducted under the name of Lawson Products Ltd. from a 19,000 square foot general distribution center in Bradley Stoke (Bristol) England. These operations constituted less than 1% of the Company's net sales during 1995.


Mexican Operations

          Operations in Mexico are conducted under the name of Lawson Products de Mexico S.A. de C.V. from a 5,000 square foot facility in Guadalajara, Mexico. These operations constituted less than 1% of the Company's net sales during 1995.

Competition

          The Company encounters intense competition from several national distributors and a large number of regional and local distributors. Due to the nature of its business and the absence of reliable trade statistics, the Company cannot estimate its position in relation to its competitors. However, the Company recognizes that some competitors may have greater financial and personnel resources, handle more extensive lines of merchandise, operate larger facilities and price some merchandise more competitively than the Company. Although the Company believes that the prices of its products are competitive, it endeavors to meet competition primarily through the quality of its product line and its service.


Item 2.  Properties.

          The Company owns two facilities located in Des Plaines, Illinois, (152,600 and 27,000 square feet, respectively). These buildings contain the Company's main administrative activities and an inbound warehouse facility that principally supports the Addison, Illinois facility and other distribution facilities to a lesser degree. Additional administrative, warehouse and distribution facilities owned by the Company are located in Addison, Illinois (65,000 square feet); Fairfield, New Jersey (61,000 square feet); Reno, Nevada (97,000 square feet); Norcross, Georgia (61,300 square feet); Farmers Branch, Texas (54,500 square feet); and Mississauga, Ontario, Canada (40,000 square feet). Chemical products are distributed from a 56,300 square foot owned facility in Vernon Hills, Illinois and welding products are distributed from a 40,000 square foot owned facility located in Charlotte, North Carolina. Administrative, warehouse and distribution facilities in Bradley Stoke (Bristol) England (19,000 square feet) are leased by the Company. Administrative and distribution facilities in Guadalajara, Mexico (5,000 square feet) are leased by the Company. From time to time, the Company leases additional warehouse space near its present facilities. See Item 1, "Business - Distribution Facilities" for further information regarding the Company's properties.


Item 3.  Legal Proceedings.

          There is no material pending litigation to which the Company, or any of its subsidiaries, is a party or to which any of their property is subject.


Item 4.  Submission of Matters to a Vote of Security Holders.

          No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.


                                     PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.

          The Company's Common Stock is traded on the NASDAQ National Market System under the symbol of "LAWS." The approximate number of stockholders of record at December 31, 1995 was 1,267. The following table sets forth the high and low closing sale prices as reported on the NASDAQ National Market System during the last two years. The table also indicates the cash dividends paid by the Company during such periods.

                                                 1995                                     1994

                                                               Cash                                  Cash
                                   High         Low          Dividends      High         Low       Dividends

First Quarter . . . . . . .    $27 3/16        $25           $.12         $31         $25 1/4        $.12
Second Quarter  . . . . . .     27 1/2          26            .12          24 1/2      21 3/4         .12
Third Quarter . . . . . . .     28 1/2          26 1/2        .13          25 3/4      22 1/2         .12
Fourth Quarter  . . . . . .     27 1/8          23 1/8        .13          27 1/4      24 3/4         .12


Item 6.   Selected Financial Data.

     The following selected financial data should be read in conjunction with the Financial Statements of the Company and notes thereto included elsewhere in this Report. The income statement data and balance sheet data for and as of the end of each of the fiscal years in the five-year period ended December 31, 1995, are derived from the audited Financial Statements of the Company.

                                 1995             1994               1993             1992           1991

Net Sales                     $223,537,182     $213,097,143      $195,735,202     $186,709,454    $181,729,132
Income Before Income Taxes      34,815,029       34,031,074        27,767,480       25,379,448      26,406,527
Net Income                      21,120,029       20,524,074        18,117,480       15,343,448      16,646,527
Total Assets                   160,613,798      168,130,848       171,428,606      158,029,952     150,348,539
Noncurrent Liabilities          19,292,794       17,084,617        15,160,121       13,319,626      11,550,482
Stockholders' Equity           122,810,577      131,230,469       140,649,876      128,755,648     120,425,296
Return on Equity (percent)           16.9%            14.7%             13.4%            12.3%           14.4%
Per Share of common Stock:
  Net Income                         $1.75            $1.55             $1.34            $1.13           $1.23
  Stockholders' Equity               10.17             9.91             10.37             9.49            8.87
  Cash Dividends Declared              .51              .48               .44              .40             .40
Weighted Average Shares
  Outstanding                   12,072,668       13,237,181        13,556,714       13,564,114      13,569,716


Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

Results of Operations

     Net sales for 1995 and 1994 increased 4.9% and 8.9%, respectively, over the immediately preceding years. The sales advance for 1995 occurred primarily as a result of increases in unit sales and the average order size, while the gain in sales for 1994 resulted principally from the number of orders shipped and a larger customer base.

     Net income in 1995 advanced 2.9% over 1994 to $21,120,029, while net income per share in 1995 increased 12.9% to $1.75 from $1.55 in 1994. Sales gains and cost containment efforts, partially offset by a decrease in gross margins, were primarily responsible for the increase in net income for 1995. Per share net income for 1995 and 1994 was positively impacted by the Company s share repurchases discussed below. The gain in net income for 1994 over 1993 resulted principally from sales advances, improved gross margins, and cost containment efforts. Excluding the effect of the nonrecurring items during 1993, noted below, net income for 1994 rose approximately 20.6 percent. Results for 1993 include an after tax gain of approximately $740,000 realized from the sale of the Compton, California facility and a $352,000 cumulative adjustment to reflect the adoption of FASB Statement No. 109, "Accounting for Income Taxes."

Liquidity and Capital Resources

     Cash flows provided by operations for 1995, 1994, and 1993 were $21,309,287, $23,041,066 and $16,989,688, respectively. The decrease in 1995 resulted principally from increases in operating assets and decreases in operating liabilities from 1994 levels, which more than offset the gain in net income noted above. The 1994 improvement over 1993 was due primarily to the increase in net income and smaller increases in net operating assets and liabilities than in 1993. In addition to satisfying operating requirements, current investments and cash flows from operations are expected to finance the Company s future growth, cash dividends and capital expenditures.

     Additions to property, plant and equipment for 1995, 1994, and 1993, respectively, were $3,020,330, $6,888,262 and $1,431,004. Consistent with prior years, capital expenditures were incurred primarily for new facilities, improvement of existing facilities, and for the purchase of related equipment. The construction of Lawson s outbound facility in Addison, Illinois was substantially completed by the end of 1994, at a cost of approximately $5,600,000, and opened during the first quarter of 1995. In addition, during the first quarter of 1994, the Company established a new Lawson subsidiary in Guadalajara, Mexico, which operates out of a leased facility.

     In 1994, the Board of Directors authorized the purchase of up to 1,500,000 shares of the Company s Common Stock. During 1995, 917,500 shares were purchased for approximately $24,085,000, relative to the share authorization noted above. Also, during 1994, 961,500 shares were purchased for approximately $23,105,000, consisting of 496,500 shares relative to the 1,500,000 shares authorized for purchase in 1994 and 465,500 shares relating the share purchases previously authorized during 1990. Funds to purchase these shares were provided by investments and cash flows from operations.

Impact of Inflation and Changing Prices

     The Company has continued to pass most increases in product costs on to its customers and, accordingly, gross margins have not been materially impacted.
The effects from inflation have been more significant on the Company's fixed and semi-variable operating expenses, primarily wages and benefits, although to a lesser degree in recent years due to moderate inflation levels.

     Although the Company expects that future costs of replacing warehouse and distribution facilities will rise due to inflation, such higher costs are not anticipated to have a material effect on future earnings.


Item 8.   Financial Statements and Supplementary Data.

     The following information is presented in this report:

          Report of Independent Auditors

          Consolidated Balance Sheets as of December 31, 1995 and 1994.

          Consolidated Statements of Income for the Years ended December 31, 1995, 1994 and 1993.

          Consolidated Statements of Changes in Stockholders' Equity for the Years ended December 31, 1995, 1994 and 1993.

          Consolidated Statements of Cash Flows for the Years ended December 31, 1995, 1994 and 1993.

          Notes to Consolidated Financial Statements.

          Schedule II


                         Report of Independent Auditors


To the Stockholders and Board of Directors
Lawson Products, Inc.

We have audited the accompanying consolidated balance sheets of Lawson Products, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at item 14(a). These financial statements and related schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and related schedule based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lawson Products, Inc. and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                        Ernst & Young LLP



Chicago, Illinois
February 26, 1996


                              LAWSON PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                              December 31,
                                          1995           1994

ASSETS
Current assets:
  Cash and cash equivalents          $ 10,432,139  $   9,852,855
  Marketable securities                16,068,113     21,797,808
  Accounts receivable, less allowance
    for doubtful accounts (1995-
    $1,111,337; 1994-$1,127,017)       28,295,687     27,319,094
  Inventories                          27,082,903     26,839,274
  Miscellaneous receivables             2,977,144      3,184,610
  Prepaid expenses                      2,657,933      2,440,629
  Deferred income taxes                   464,000        815,000
          Total Current Assets         87,977,919     92,249,270

Property, plant and equipment, at
  cost, less allowances for
  depreciation and amortization
  (1995-$22,894,444;
  1994-$20,105,709)                    35,501,105     35,858,457

Other assets:
  Marketable securities                20,847,081     26,101,660
  Investments in real estate            3,152,164      3,084,164
  Cash value of life insurance          8,790,756      7,245,823
  Deferred income taxes                 3,201,000      2,461,000
  Other                                 1,143,773      1,129,974
                                       37,134,774     40,022,621

                                     $160,613,798   $168,130,348

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                   $  3,218,887   $  3,274,004
  Accrued expenses and other
    liabilities                        14,329,710     14,524,248
  Income taxes                            961,830      2,017,010

          Total Current Liabilities    18,510,427     19,815,262

Noncurrent liabilities and
  deferred credits:
  Accrued liability under security
    bonus plans                        11,421,646     10,163,098
  Deferred compensation and other
    liabilities                         7,871,148      6,921,519

                                       19,292,794     17,084,617

Stockholders' equity:
  Preferred Stock, $1 par value:
    Authorized-500,000 shares
    Issued and outstanding-None                 -              -
  Common Stock, $1 par value:
    Authorized-35,000,000 shares
    Issued-1995-11,686,614 shares;
    1994-17,097,490 shares             11,686,614     17,097,490
  Capital in excess of par value          493,783        716,111
  Retained earnings                   111,320,907    195,609,232
  Cost of common stock in treasury:
    1994-4,493,676                              -    (80,884,205)
                                      123,501,304    132,538,628

Foreign currency translation
  adjustment                             (823,727)    (1,087,159)
Unrealized gain (loss) on marketable
  securities                              133,000       (221,000)
                                      122,810,577    131,230,469

                                     $160,613,798   $168,130,348


                 See notes to consolidated financial statements

LAWSON PRODUCTS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                    Year ended December 31,
                                                                      1995                   1994                 1993

Net sales                                                            $223,537,182           $213,097,143         $195,735,202
Interest and dividend income                                            1,671,383              1,725,871            2,162,002
Other income - net                                                        977,451                 18,170            1,067,137
                                                                      226,186,016            214,841,184          198,964,341

Cost of goods sold                                                     63,535,746             58,559,096           54,783,721
Selling, general and administrative expenses                          126,839,711            121,357,853          115,504,641
Interest expense                                                           10,271                 44,831               19,300
Provision for doubtful accounts                                           985,259                848,330              889,199
                                                                      191,370,987            180,810,110          171,196,861

                 Income Before Income Taxes                            34,815,029             34,031,074           27,767,480

Federal and state income taxes (credit):
    Current                                                            14,472,000             14,100,000           10,989,000
    Deferred                                                             (777,000)              (593,000)            (987,000)
                                                                       13,695,000             13,507,000           10,002,000

Income before cumulative effect of change
  in accounting principle                                              21,120,029             20,524,074           17,765,480
Cumulative effect-change in accounting
  for income taxes                                                              -                      -              352,000

                 Net Income                                          $ 21,120,029           $ 20,524,074         $ 18,117,480

Per share of Common Stock:
    Income before cumulative effect of
      change in accounting principle                                        $1.75                  $1.55                $1.32
    Cumulative effect-change in accounting
      for income taxes                                                          -                      -                  .02

                 Net Income                                                 $1.75                  $1.55                $1.34


                 See notes to consolidated financial statements

                              Lawson Products, Inc.
                           Consolidated Statements of
                         Changes in Stockholders' Equity

                                                                                                                        Unrealized
                                    Common           Capital                            Cost of           Foreign       Gain (Loss)
                                    Stock,        in excess of                           Common          Currency           on
                                    $1 par             par            Retained          Stock in        Translation     Marketable
                                    value             value           Earnings          Treasury        Adjustment      Securities

 Balance at January 1, 1993    $   17,081,561    $     553,195    $  169,228,919    $  (57,779,689)   $     (328,338)   $        -

 Net income                                                           18,117,480

 Cash dividends declared                                              (5,965,834)
 Stock issued under
   employee stock plans                12,354          134,101

 Translation adjustment                                                                                     (403,873)
 Balance at December 31, 1993      17,093,915          687,296       181,380,565       (57,779,689)         (732,211)            -


 Net income                                                           20,524,074
 Cash dividends declared                                              (6,295,407)

 Stock issued under employee
   stock plans                          3,575           28,815

 Purchase of common stock                                                              (23,104,516)
 Translation adjustment                                                                                     (354,948)

 Unrealized loss on marketable
   securities                                                                                                             (221,000)
 Balance at December 31, 1994      17,097,490          716,111       195,609,232       (80,884,205)       (1,087,159)     (221,000)



 Net income                                                           21,120,029
 Cash dividends declared                                              (6,076,922)

 Stock issued under employee
   stock plans                             300            4,551
 Purchase of common stock                                                              (24,085,282)

 Retirement of treasury stock      (5,411,176)        (226,879)      (99,331,432)      104,969,487

 Translation adjustment                                                                                      263,432
 Unrealized gain on marketable
   securities                                                                                                              354,000

 Balance at December 31, 1995  $   11,686,614    $     493,783    $  111,320,907    $            -    $     (823,727)   $  133,000

                 See notes to consolidated financial statements

                              LAWSON PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Year ended December 31,
                                                                           1995                   1994                 1993

Operating activities:
         Net income                                                        $21,120,029           $20,524,074           $18,117,480
         Adjustments to reconcile net income
           to net cash provided by operating
           activities:
                Depreciation and amortization                                3,349,186             3,085,476             3,195,714
                Provision for allowance for
                  doubtful accounts                                            985,259               848,330               889,199
                Deferred income taxes                                         (777,000)             (593,000)           (1,339,000)
                Deferred compensation and security
                  bonus plans                                                3,739,807             2,767,055             2,604,346
                Payments under deferred compensation
                  and security bonus plans                                  (1,509,086)             (847,666)             (769,274)
                (Gains)/losses from sale of property,
                  plant and equipment                                           18,884                36,058            (1,216,919)
                (Income)/losses from investments in
                  real estate                                                 (148,000)              208,500               392,000
                Changes in operating assets and
                  liabilities:
                       Increase in accounts receivable                      (1,961,852)           (3,095,661)             (602,393)
                       Increase in inventories                                (243,629)           (3,183,058)           (1,772,046)
                      Increase in prepaid expenses
                         and other assets                                   (2,248,330)           (1,383,412)           (1,452,659)
                       Increase/(decrease) in accounts
                         payable and accrued expenses                         (256,456)            2,116,976               901,343
                       Increase/(decrease) in income
                         taxes payable                                      (1,055,180)            2,079,249            (1,509,882)
                Other                                                          295,655               478,145              (448,221)

         Net Cash Provided by Operating Activities                          21,309,287            23,041,066            16,989,688

Investing activities:
         Additions to property, plant and equipment                         (3,020,330)           (6,888,262)           (1,431,004)
         Purchases of marketable securities                               (293,575,770)         (246,580,492)         (120,239,385)
         Proceeds from sale of marketable
           securities                                                      305,232,277           251,437,202           111,600,275
         Proceeds from sale of property,
           plant and equipment                                                  36,000                 5,200             2,135,475
         Proceeds from life insurance policies                                 668,372               173,297                15,000
         Other                                                                  80,000                80,000                60,000

         Net Cash Provided by (Used in)
           Investing Activities                                              9,420,549            (1,773,055)           (7,859,639)

Financing Activities:
         Purchases of common stock                                         (24,085,282)          (23,104,516)                    -
         Proceeds from exercise of stock options                                 4,851                32,390               146,455
         Dividends paid                                                     (6,070,121)           (6,294,979)           (5,693,364)

         Net Cash Used in Financing Activities                             (30,150,552)          (29,367,105)           (5,546,909)

                Increase/(Decrease) in Cash and
                  Cash Equivalents                                             579,284            (8,099,094)            3,583,140
         Cash and Cash Equivalents at
           Beginning of Year                                                 9,852,855            17,951,949            14,368,809

                Cash and Cash Equivalents at
                  End of Year                                            $  10,432,139         $   9,852,855          $ 17,951,949


                 See notes to consolidated financial statements

Lawson Products, Inc. and subsidiaries are distributors of expendable parts and supplies for maintenance, repair and operations of equipment. The Company's operations are principally conducted in North America.

NOTE A-SUMMARY OF MAJOR ACCOUNTING POLICIES

     Principles of Consolidation: The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, each of which is wholly owned. All intercompany items and transactions have been eliminated in consolidation.

     Revenue Recognition: Sales and associated cost of goods sold are recognized when products are shipped to customers.

    Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

     Investments in Real Estate: The Company's investments in real estate representing limited partnership interests are carried on the basis of the equity method.

     Marketable Securities: Marketable equity securities and debt securities are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses, net of tax, recorded in shareholders' equity. Realized gains and losses, declines in value judged to be other-than-temporary, and interest and dividends are included in investment income. The cost of securities sold is based on the specific identification method.

     Inventories: Inventories (comprising finished goods) are stated at the lower of cost (first-in, first-out method) or market.

     Property, Plant and Equipment: Provisions for depreciation and amortization are computed by the straight-line method for buildings using useful lives of 20 to 30 years and by the double declining balance method for machinery and equipment, furniture and fixtures and vehicles using useful lives of 4 to 10 years.

     Investment Tax Credits: Investment tax credits on assets leased to others (see Investments in Real Estate) are deferred and amortized over the useful life of the related asset.

     Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     Stock Options:  Stock options are accounted for under Accounting Principles
Board Opinion No. 25,  Accounting For Stock Issued to Employees.   Under APB 25,
no compensation expense is recognized because the exercise price of the stock options granted equals the market price of the underlying stock at the date of grant.

     Foreign Currency Translation: The financial statements of foreign entities have been translated in accordance with Statement of Financial Accounting Standards No. 52 and, accordingly, unrealized foreign currency translation adjustments are reflected as a component of stockholders equity. Realized foreign currency transaction gains and losses were not significant for the years ended December 31, 1995, 1994 and 1993.

     Reclassifications: Certain amounts have been reclassified in the 1993 and 1994 financial statements to conform with the 1995 presentation.

NOTE B- MARKETABLE SECURITIES

The following is a summary of the Company's investments at December 31 which are all classified as available-for-sale:

   (In Thousands)                                             Gross              Gross
                                                           Unrealized          Unrealized         Estimated
   1995                                    Cost               Gains              Losses           Fair Value


 Obligations of states and                  $34,472                $287                 $2            $34,757
 political subdivisions

 Foreign government securities                1,516                   -                  -              1,516

 Other debt securities                          204                  -                   -                204
 Total debt securities                       36,192                 287                  2             36,477

 Equity securities                                -                 438                  -                438
                                            $36,192                $725                 $2            $36,915


 1994


 Obligations of states and                  $44,896                 $82               $425            $44,553
 political subdivisions
 Foreign government securities                1,226                   -                  -              1,226

 Other debt securities                        2,118                   8                  6              2,120

                                            $48,240                 $90               $431            $47,899

     The gross realized gains on sales totaled: $116,062, $11,867, and $141,861 in 1995, 1994, and 1993, respectively, and the gross realized losses totaled $46,186, $55,050, and $83,530, respectively. The net adjustment to unrealized holding gains (losses) included as a separate component of shareholders' equity, net of taxes, totaled $354,000 and ($221,000) in 1995 and 1994, respectively.
In 1995 the Company received equity shares on the conversion of certain mutual insurance companies from, which the Company held policies, to stock companies. These shares carry no cost.

     The amortized cost and estimated fair value of marketable securities at December 31, 1995, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of certain securities have the right to prepay obligations without prepayment penalties.

                                                                                              Estimated
 (In Thousands)                                                             Cost              Fair Value


 Due in one year or less                                                        $16,024              $16,068

 Due after one year through five years                                           10,397               10,505

 Due after five years through ten years                                           1,611                1,642
 Due after ten years                                                              8,160                8,262

 Total debt securities                                                           36,192               36,477
 Equity securities                                                                    -                  438

                                                                                $36,192              $36,915

NOTE C-PROPERTY, PLANT AND EQUIPMENT

The cost of property, plant and equipment consists of:

                                    1995             1994

Land                             $ 5,976,341     $ 5,209,858
Buildings and improvements        32,360,549      29,221,123
Machinery and equipment           14,475,356      11,204,980
Furniture and fixtures             4,618,726       4,383,001
Vehicles                             303,317         287,550
Construction in Progress             661,260       5,657,654
                                 $58,395,549     $55,964,166

NOTE D-INVESTMENTS IN REAL ESTATE

The Company is a limited partner in three real estate limited partnerships. An affiliate of the Company has a 1.5% interest and 5% interest, respectively, as a general partner in two of the partnerships, which interests are subordinated to the Company's interests in distributable cash.

NOTE E-ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

                                    1995             1994

Salaries, commissions and
  other compensation             $ 5,416,903     $ 5,643,685
Accrued and withheld taxes,
  other than income taxes          1,408,108       1,154,584
Accrued profit sharing
  contributions                    1,994,328       1,810,562
Accrued self-insured health
  benefits                         1,300,000       1,300,000
Cash dividends payable             1,519,260       1,627,838
Other                              2,691,111       2,987,579
                                 $14,329,710     $14,524,248

NOTE F-STOCK PLAN

The Company's Incentive Stock Plan (Plan), as amended, provides for the issuance of up to 750,000 shares of Common Stock to officers and key employees pursuant to stock options, stock appreciation rights, stock purchase agreements and stock awards.

     The Plan permits the grant of incentive stock options, subject to certain annual limitations, with substantially the same terms as non-qualified stock options, except that incentive stock options are not exercisable within six months from date of grant and may not be exercisable while an optionee holds a prior incentive stock option. Incentive stock options may be granted at prices not less than the fair market value of the shares at the dates of grant.

     Benefits may be granted under the Plan through December 16, 1996 and the allowable duration of the stock options is twelve years.

     Additional information with respect to the Plan is summarized as follows:

                                                                         Shares

                                                          1995             1994             1993

As of December 31:
   Options outstanding
     (per share:
     $12.83 to $29.75)                                  126,131          126,431            130,756
   Available for grant                                  536,591          536,591            535,841
   Options exercisable                                  126,131          126,431            103,550
For the year ended
   December 31:
   Options exercised
     (per share:  1995, 1994,
     and 1993-$8.78 to $27.50)                              300            3,575             12,354

Benefits cancelled                                            -              750              5,886


     As of December 31, 1995, 93 persons held outstanding options for an aggregate of 126,131 shares of Common Stock with an average per share option price of $27.06. Such options expire on various dates through May 24, 2000.

     At December 31, 1995, 662,722 shares of Common Stock were reserved for issuance under the Plan.

NOTE G-PROFIT SHARING AND SECURITY BONUS PLANS

The Company and certain subsidiaries have a profit sharing plan for office and warehouse personnel. The amounts of the companies' annual contributions are determined by the respective boards of directors subject to limitations based upon current operating profits (as defined) or participants' compensation (as defined).

     The Company and its subsidiaries also have in effect security bonus plans for the benefit of their regional managers and independent sales representatives, under the terms of which participants are credited with a percentage of their yearly earnings (as defined). Of the aggregate amounts credited to participants' accounts, 25% vests after five years and an additional 5% vests each year thereafter. For financial reporting purposes, amounts are charged to operations over the vesting period.

     Provisions for profit sharing and security bonus plans aggregated $3,890,250, $3,517,052 and $3,067,199 for the years ended December 31, 1995,
1994 and 1993, respectively.

     In 1994 the Company established a 401(k) defined contribution savings plan. The plan, which is available to all employees, was provided to give employees a pre-tax investment vehicle to save for retirement. All contributions to the plan are made by plan participants.

NOTE H-INCOME TAXES

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." SFAS 109 requires recognition of deferred tax liabilities and receivables for future taxes to be calculated using a balance sheet approach. The cumulative effect of adopting SFAS 109 was to increase 1993 net income by $352,000 ($.02 per share).

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In addition, deferred income taxes include net operating loss carryforwards of a foreign subsidiary which do not expire. The valuation allowance has been provided since there is no assurance that the benefit of the net operating loss carryforwards will be realized. Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:


Deferred Tax Assets:                    1995             1994

Compensation and benefits           $ 7,630,000      $ 6,822,000
Inventory                               509,000          514,000
Net operating loss carryforward
  of subsidiary                       2,047,000        1,572,000
Accounts receivable                     373,000          376,000
Marketable securities                         -          120,000
    Total Deferred Tax Assets        10,559,000        9,404,000

Valuation allowance for
  deferred tax assets                (2,047,000)      (1,572,000)
          Net Deferred Tax Assets     8,512,000        7,832,000

Deferred Tax Liabilities:
Property, plant & equipment           1,200,000        1,166,000
Investments in real estate            3,167,000        3,195,000
Marketable securities                   253,000                -
Other                                   227,000          195,000
    Total Deferred Tax Liabilities    4,847,000        4,556,000
          Total Net Deferred Tax
            Assets                  $ 3,665,000      $ 3,276,000

The provisions for income taxes for the years ended December 31, consist of the following:

                       1995           1994           1993

Current:
  Federal            $11,657,000    $11,955,000    $ 9,194,000
  State                2,815,000      2,145,000      1,795,000
                      14,472,000     14,100,000     10,989,000
Deferred benefit        (777,000)      (593,000)      (987,000)
                     $13,695,000    $13,507,000    $10,002,000

The reconciliation between the effective income tax rate and the statutory federal rate is as follows:

                                1995         1994         1993

Statutory federal rate          35.0%        35.0%        35.0%
Increase (decrease)
  resulting from:
  State income taxes,
    net of federal income
    tax benefit                  5.3          4.1          3.9
  Non-taxable dividend
    and interest income         (1.4)        (1.5)        (2.6)
  Foreign loss                   1.7          1.7          1.2
  Other items                   (1.3)          .4         (1.5)
Provision for income taxes      39.3%        39.7%        36.0%


Income taxes paid for the years ended December 31, 1995, 1994 and 1993 amounted to $15,327,000, $12,098,000 and $12,554,000, respectively.

NOTE I-COMMITMENTS

The Company's minimum rental commitments, principally for equipment, under noncancelable leases in effect at December 31, 1995 amounted to approximately $1,802,000. Such rentals are payable as follows: 1996-$854,000; 1997-$583,000;
1998-$362,000 and 1999-$3,000.

     Total rental expense for the years ended December 31, 1995, 1994 and 1993 amounted to $1,087,271, $1,188,740 and $1,297,159.

NOTE J-PER SHARE DATA

Per share data are based on the weighted average number of shares of Common Stock outstanding during each year: 1995-12,072,668; 1994-13,237,181 and 1993-
13,556,714. Exercise of outstanding stock options would not have a material dilutive effect on such per share data.

NOTE K   SUMMARY OF UNAUDITED QUARTERLY RESULTS OF OPERATIONS

Unaudited quarterly results of operations for the years ended December 31, 1995 and 1994 are summarized as follows:

                                                Selected Quarterly Financial Information

                                                                   Quarter ended
1995                                       Mar. 31             Jun. 30            Sept. 30          Dec. 31*
(In thousands, except per share data)

Net sales                                  $54,845             $56,095             $56,177             $56,420
Cost of goods sold                          15,421              15,822              15,832              16,461
Income before income
  taxes                                      8,238               8,482               8,439               9,655
Provision for income
  taxes                                      3,214               3,205               3,348               3,928
Net income                                   5,024               5,277               5,091               5,727
Net income per share
  of common stock                             $.40                $.43                $.43                $.49
Weighted average
  shares outstanding                        12,454              12,217              11,826              11,742

                                                                   Quarter ended
1994                                       Mar. 31             Jun. 30            Sept. 30          Dec. 31*
(In thousands, except per share data)

Net sales                                  $49,772             $53,749             $55,539             $54,038
Cost of goods sold                          14,252              15,302              15,847              13,157
Income before income
  taxes                                      6,550               8,227               8,690              10,565
Provision for income
  taxes                                      2,482               3,068               3,443               4,514
Net income                                   4,068               5,159               5,247               6,051
Net income per share
  of common stock                             $.30                $.38                $.40                $.47
Weighted average
  shares outstanding                        13,562              13,480              13,107              12,837


*Inventories and cost of goods sold during interim periods are determined
through the use of estimated gross profit rates.   The difference between actual
and estimated gross profit rates used for the interim periods is adjusted in the fourth quarter.  In 1995, this adjustment decreased net income by approximately
$354,000, while in 1994, this adjustment increased net income by approximately
$1,445,000.  Also, the fourth quarter of 1995 reflects adjustments to certain accrued expenses which increased net income by approximately $908,000.



                                                                     SCHEDULE II

                     LAWSON PRODUCTS, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                      Column A                            Column B           Column C            Column D              Column E
                                                                             Additions

                                                         Balance at         Charged to
                                                        Beginning of         Costs and         Deductions-       Balance at End
                     Description                           Period            Expenses          Describe(A)        of Period

 Allowance deducted from assets to
   which it applies:
     Allowance for doubtful accounts:
       Year ended December 31, 1995                   $       1,127,017   $       985,259   $       1,000,939   $      1,111,337
       Year ended December 31, 1994                           1,067,754           848,330             789,067          1,127,017
       Year ended December 31, 1993                           1,059,087           889,199             880,532          1,067,075

Note A - Uncollected receivables written off, net of recoveries.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

          a.  Executive Officers

          The executive officers of the Company, all of whose terms of office expire on May 7, 1996, are as follows:

                               Year First  Other Offices Held
Name and Present               Elected to   During the Past
Position with Company  Age   Present Office     Five Years

Sidney L. Port,        85        1977      *
Chairman of the
Executive Committee
and Director

Bernard Kalish,        58        1989      *
Chief Executive
Officer, Chairman of
the Board and Director

Peter G. Smith,        57        1989      *
President,
Chief Operating
Officer and Director

Jeffrey B. Belford     49        1989      *
Executive Vice
President--Operations

Hugh Allen,            60        1991      Prior to 1991,
Executive Vice                             Mr. Allen was Vice
President--Sales and                       President-Sales/
Marketing                                  Marketing.

James Smith,           55        1996      Mr. Smith was Vice
Vice President--                           President, Personnel
Human Resources                            from 1995 to 1996.  Prior to 1995,
                                           Mr. Smith was Manager, Human
                                           Resources since he joined the
                                           Company in 1993.

Jerome Shaffer,        68        1987      *
Vice President,
Treasurer and Director

Joseph L. Pawlick,     53        1987      *
Vice President and
Controller and Assistant
Secretary

_______________

     These persons have held the indicated positions for at least five years.

          b.  Directors

          The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 1996, under the caption "Election of Directors," which information is incorporated herein by reference.


Item 11.  Executive Compensation.

          The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 1996, under the caption "Remuneration of Executive Officers," which information is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

          The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 1996 under the caption "Securities Beneficially Owned by Principal Stockholders and Management," which information is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions.

          None.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.

(a) (1)   Financial Statements

     The following information is presented in this report:

          Consolidated Balance Sheets as of December 31, 1995 and 1994.

          Consolidated Statements of Income for the Years ended December 31, 1995, 1994 and 1993.

          Consolidated Statements of Changes in Stockholders' Equity for the Years ended December 31, 1995, 1994 and 1993.

          Consolidated Statements of Cash Flows for the Years ended December 31, 1995, 1994 and 1993.

          Notes to Consolidated Financial Statements.

    (2)   Financial Statement Schedule

     The following consolidated financial statement schedule of Lawson Products, Inc. and subsidiaries is included in Item 14(d):
Schedule II - Valuation and Qualifying Accounts is submitted with this report. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not submitted because they are not applicable or are not required under Regulation S-X or because the required information is included in the financial statements or notes thereto.

(a) (3)   Exhibits.

          3(a) Certificate of Incorporation of the Company, as amended, incorporated herein by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

          3(b) By-laws of the Company, dated May 7, 1991, incorporated herein by reference to Exhibit 6(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991.

          *10(c)(1) Lawson Products, Inc. Incentive Stock Plan, incorporated herein by reference from Exhibit 4 to the Company's Registration Statement on Form S-8 (File No. 33-17912).

          *10(c)(2) Salary Continuation Agreement between the Company and Mr.
                    Sidney L. Port dated January 7, 1980 incorporated herein by reference from Exhibit 10(c)(2) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

          *10(c)(3) Employment Agreement between the Company and Mr. Peter G.
                    Smith dated July 17, 1972 incorporated herein by reference from Exhibit 10(c)(6) to the Company's Annual Report on Form 10-K for the year ended December 31, 1981.

          *10(c)(4) Employment Agreement between the Company and Mr. Bernard
                    Kalish, incorporated herein by reference from Exhibit 10(c)(6) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1985; and First Amendment to Employment Agreement dated as of May 27, 1988 incorporated herein by reference from Exhibit 10(c)(6) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

          *10(c)(5) Employment Agreement between the Company and Mr. Hugh Allen, incorporated herein by reference from Exhibit 10(c)(7) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1985.

          *10(c)(6) Employment Agreement between the Company and Mr. Jerome
                    Shaffer, incorporated herein by reference from Exhibit 10(c)(9) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1985.

          *10(c)(7) Amended and Restated Executive Deferral Plan.

          11        Statement regarding computation of per share earnings.

          21        Subsidiaries of the Company.

          23        Consent of Ernst & Young LLP.

          27        Financial Data Schedule.


* Indicates management employment contracts or compensatory plans or arrangements.


(b)       Reports on Form 8-K

          No reports on Form 8-K were filed during the fourth quarter of the fiscal year covered by this Report.

(c)       Exhibits

          See item 14(a)(3) above for a list of exhibits to this report.

(d)       Schedules

          See item 14(a)(2) above for a list of schedules filed with this report.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             LAWSON PRODUCTS, INC.


Date:  March 27, 1996
                             By /s/ Bernard Kalish
                                Bernard Kalish, Chairman
                                and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature            Title                           Date

                         Chairman, Chief Executive
                           Officer and Director
/s/ Bernard Kalish         (principal executive officer)
Bernard Kalish

                         Vice President, Treasurer
                           and Director
/s/ Jerome Shaffer         (principal financial officer)
Jerome Shaffer

                         Vice President and Controller
/s/ Joseph L. Pawlick      (principal accounting officer)
Joseph L. Pawlick

/s/ James T. Brophy       Director               March 27, 1996
James T. Brophy

/s/ Hugh Allen            Director
Hugh Allen

/s/ Ronald B. Port, M.D.  Director
Ronald B. Port, M.D.

/s/ Sidney L. Port        Director
Sidney L. Port

/s/ Robert G. Rettig      Director
Robert G. Rettig

/s/ Peter G. Smith        Director
Peter G. Smith



                                  EXHIBIT INDEX


                                                     Sequentially
Exhibit                                                Numbered
Number              Description of Exhibit               Page

3(a)      Certificate of Incorporation of the
          Company, as amended, incorporated herein by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.
3(b) By-laws of the Company, dated May 7, 1991, incorporated herein by reference to
          Exhibit 6(a) to the Company's Quarterly
          Report on Form 10-Q for the quarter ended
          June 30, 1991.

10(c)(1)  Lawson Products, Inc. Incentive Stock
          Plan, incorporated herein by reference
          from Exhibit 4 to the Company's
          Registration Statement on Form S-8 (File
          No. 33-17912).

10(c)(2)  Salary Continuation Agreement between the
          Company and Mr. Sidney L. Port, dated
          January 7, 1980, incorporated herein by
          reference from Exhibit 10(c)(2) to the
          Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.
10(c)(3) Employment Agreement between the Company and Mr. Peter G. Smith, dated January 17,
          1972 incorporated herein by reference from
          Exhibit 10(c)(6) to the Company's Annual
          Report on Form 10-K for the year ended
          December 31, 1981.

10(c)(4) Employment Agreement between the Company and Mr. Bernard Kalish, incorporated herein by reference from Exhibit 10(c)(6) to the Company's Annual Report on Form
          10-K for the fiscal year ended
          December 31, 1985; and First Amendment to
          Employment Agreement dated as of May 27,
          1988 incorporated herein by reference from
          Exhibit 10(c)(6) to the Company's Annual
          Report on Form 10-K for the fiscal year
          ended December 31, 1988.
10(c)(5) Employment Agreement between the Company and Mr. Hugh Allen, incorporated herein by reference from Exhibit 10(c)(7) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1985.

10(c)(6) Employment Agreement between the Company and Mr. Jerome Shaffer, incorporated herein by reference from Exhibit 10(c)(9) to the Company's Annual Report on Form
          10-K for the fiscal year ended
          December 31, 1985.
10(c)(7)  Amended and Restated Executive Deferral
          Plan.

11        Statement regarding computation of per
          share earnings.

21        Subsidiaries of the Company.

23        Consent of Ernst & Young LLP.

27        Financial Data Schedule.