Form 10-Q
period 1996-03-31
LAWSON PRODUCTS INC/NEW/DE/
filed 1996-05-09
CIK 703604

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D. C.  20549

               ----------------------------------

                            FORM 10-Q

          Quarterly Report under Section 13 or 15(d) of
               The Securities Exchange Act of 1934

               ----------------------------------

For Quarter Ended March 31, 1996      Commission file no. 0-10546

                      LAWSON PRODUCTS, INC.
- -----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)


           Delaware                              36-2229304
- -------------------------------             ---------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)

1666 East Touhy Avenue, Des Plaines, Illinois         60018
- -----------------------------------------------------------------
(Address of principal executive offices)         (Zip Code)


Registrant's telephone no., including area code:   (847) 827-9666


Not applicable
- -----------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
11,600,614 Shares, $1 par value, as of April 19, 1996.

                 LAWSON PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  March 31,      December 31,
(Amounts in thousands)                                 1996           1995
                                              -------------  -------------
                                                (UNAUDITED)
ASSETS
- ------
Current Assets:
  Cash and cash equivalents                        $ 10,487       $ 10,432
  Marketable securities                              21,863         16,068
  Accounts receivable, less
    allowance for doubtful accounts                  28,188         28,296
  Inventories (Note B)                               29,527         27,083
  Miscellaneous receivables and
    prepaid expenses                                  5,426          5,635
  Deferred income taxes                                 636            464
                                              -------------  -------------
         Total Current Assets                        96,127         87,978

Marketable securities                                15,775         20,847
Property, plant and equipment, less
  allowances for depreciation and
  amortization                                       35,586         35,501
Investments in real estate                            3,197          3,152
Deferred income taxes                                 3,253          3,201
Other assets                                         10,661          9,935
                                              -------------  -------------

         Total Assets                              $164,599       $160,614
                                              =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current Liabilities:
  Accounts payable                                 $  4,086       $  3,219
  Accrued expenses and other liabilities             13,816         14,329
  Income taxes                                        3,782            962
                                              -------------  -------------
         Total Current Liabilities                   21,684         18,510
                                              -------------  -------------
  Accrued liability under security
    bonus plans                                      11,735         11,422
  Other                                               8,070          7,871
                                              -------------  -------------
                                                     19,805         19,293
                                              -------------  -------------
Stockholders' Equity:
  Preferred Stock, $1 par value:
    Authorized - 500,000 shares
    Issued and outstanding - None                       ---            ---
  Common Stock, $1 par value:
    Authorized - 35,000,000 shares
    Issued - (1996 - 11,600,614 shares;
      1995 - 11,686,614 shares)                      11,601         11,687

  Capital in excess of par value                        490            494

  Retained earnings                                 111,832        111,321
                                              -------------  -------------
                                                    123,923        123,502
  Other                                               (813)          (691)
                                              -------------  -------------
         Total Stockholders' Equity                 123,110        122,811
                                              -------------  -------------

         Total Liabilities and Stockholders'
           Equity                                  $164,599       $160,614
                                              =============  =============

See notes to condensed consolidated financial statements.




                LAWSON PRODUCTS, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

         (UNAUDITED)



(Amounts in thousands, except per share data)
                                                For the
                                              Three Months Ended
                                                 March 31,
                                        1996      1995
                                   --------- ---------
Net sales                           $ 56,108  $ 54,845
Investment and other income              631     1,026
                                   --------- ---------
                                      56,739    55,871
                                   --------- ---------
Cost of goods sold (Note B)           16,678    15,421
Selling, general and
  administrative expenses             33,272    32,211
                                      49,950    47,632
                                   --------- ---------
Income before income taxes             6,789     8,239
Provision for income taxes             2,765     3,214
                                   --------- ---------
Net income                             4,024     5,025
Retained earnings at
  beginning of period                111,321   195,609
Deduct:
  Treasury stock retired               2,005       ---
  Cash dividends declared              1,508     1,482
                                   --------- ---------
Retained earnings at end
  of period                         $111,832  $199,152
                                   ========= =========
Net income per share of
  common stock                         $0.35     $0.40
                                       =====     =====
Cash dividends declared per
  share of common stock                $0.13     $0.12
                                       =====     =====
Weighted average shares
  outstanding                         11,622    12,454
                                   ========= =========

See notes to condensed consolidated financial statements.
                                      - 3 -

/TABLE

                 LAWSON PRODUCTS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

         (UNAUDITED)




(Amounts in thousands)
                                                                 For the
                                                           Three months ended
                                                           March 31,
                                                       1996           1995
                                                  ---------      ---------
Operating activities:
 Net income                                        $  4,024       $  5,025
 Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                     1,003            842
    Changes in operating assets and liabilities          22        (2,835)
    Other                                               545            499
                                                  ---------      ---------

 Net Cash Provided by Operating Activities            5,594          3,531
                                                  ---------      ---------



Investing activities:
 Additions to property, plant and equipment         (1,079)        (1,120)
 Purchases of marketable securities               (141,305)       (60,404)
 Proceeds from sale of marketable securities        140,409         63,491
 Other                                                   50            644
                                                  ---------      ---------

 Net Cash (Used in)/Provided by Investing Activities               (1,925)     2,611
                                                  ---------      ---------



Financing activities:
 Purchases of treasury stock                        (2,095)        (6,414)
 Dividends paid                                     (1,519)        (1,512)
                                                  ---------      ---------

 Net Cash Used in Financing Activities              (3,614)        (7,926)
                                                  ---------      ---------
     Increase/(Decrease) in Cash
       and Cash Equivalents                              55        (1,784)

 Cash and Cash Equivalents at Beginning of Period    10,432          9,853
                                                  ---------      ---------

     Cash and Cash Equivalents at End of Period    $ 10,487       $  8,069
                                                  =========      =========


See notes to condensed consolidated financial statements.
                                                             - 4 -


/TABLE

                              Part I

  NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

A) As contemplated by the Securities and Exchange Commission, the accompanying consolidated financial statements and footnotes have been condensed and therefore, do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company's Annual Report to Stockholders for the year ended December 31, 1995. The Condensed Consolidated Balance Sheet as of March 31, 1996, the Condensed Consolidated Statements of Income and Retained Earnings for the three month periods ended March 31, 1996 and 1995 and the Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 1996 and 1995 are unaudited. In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) have been made, which are necessary to present fairly the results of operations for the interim periods. Operating results for the quarter ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending
December 31, 1996.


B) Inventories (consisting of finished goods) at March 31, 1996 and cost of goods sold for the three month periods ended
March 31, 1996 and 1995 were determined through the use of estimated gross profit rates.


The following exhibits are attached to Part I:

          1. Letter from independent accountants furnished pursuant to Rule 10.01 (d) of regulation S-X.

          2. Letter from independent accountants furnished pursuant to Item 601, #15 of regulation S-K.

                                      Part I

                      Independent Accountant's Review Report


Board of Directors
Lawson Products, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Lawson Products, Inc. and subsidiaries as of March 31, 1996 and the related condensed consolidated statements of income and retained earnings and cash flows for the three month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Lawson Products, Inc. as of December 31, 1995, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended, not presented herein, and in our report dated February 26, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                   ERNST & YOUNG LLP

April 19, 1996

                                  Part I



April 19, 1996



Board of Directors
Lawson Products, Inc.


We are aware of the incorporation by reference in the Registration Statement (Form S-8 No. 33-17912 dated November 4, 1987) of Lawson Products, Inc. of our report dated April 19, 1996 relating to the unaudited condensed consolidated interim financial statements of Lawson Products, Inc. which are included in its Form 10-Q for the quarter ended March 31, 1996.

Pursuant to Rule 436(c) of the Securities Act of 1933 our report is not a part of the registration statement prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.




                                   ERNST & YOUNG LLP

                                  Part I


ITEM 2


              MANAGEMENT'S DISCUSSION AND ANALYSIS


Cash flows provided by operations for the three months ended March 31, 1996 increased to $5,594,000 from $3,531,000 in the comparable period of the prior year. This advance was due primarily to an increase in accrued income taxes. In addition to satisfying operating requirements, current investments and cash flows from operations are expected to finance the Company's future growth, cash dividends and capital expenditures. Additions to property, plant and equipment were $1,079,000 and $1,120,000, respectively, for the three months ended March 31, 1996 and 1995. Capital expenditures during 1996 reflect primarily purchases of computer related equipment, while 1995 additions include the completion of a Lawson outbound facility in Addison, Illinois, at a cost of approximately $5,600,000.

In December of 1994, the Board of Directors authorized the purchase of up to 1,000,000 shares of the Company's common stock. During the first three months of 1996, the Company expended $2,095,000 to acquire the remaining 86,000 shares authorized for repurchase. Also, during the three month period ended March 31, 1995, the Company purchased 252,500 shares at a cost of $6,414,000, relative to the share authorization noted above.

Net sales for the three month period ended March 31, 1996, gained 2.3% to $56,108,000 relative to the comparable period of 1995. The gain is principally the result of an increase in the number of orders processed which more than offset a decrease in the average order size.

Net income declined 19.9% to $4,024,000 ($.35 per share) for the three months ended March 31, 1996 from $5,025,000 ($.40 per share) for the similar period of 1995. This decrease is attributable to lower gross margins and a higher effective income tax rate, which more than offset the advance in net sales noted above. Results for the three months ended March 31, 1995 include the effect of net life insurance proceeds of approximately $300,000 ($.02 per share). Per share net income for 1996 and 1995 was positively impacted by the Company's share repurchase program.

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


                                      LAWSON PRODUCTS, INC.
                                          (Registrant)



Dated April 22, 1995            /s/ Bernard Kalish
                                          Bernard Kalish
                               Chairman of the Board



Dated April 22, 1995            /s/ Joseph L. Pawlick
                                         Joseph L. Pawlick
                                   Vice President and Controller