Form 10-Q
period 1996-06-30
LAWSON PRODUCTS INC/NEW/DE/
filed 1996-08-06
CIK 703604

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D. C.  20549

               ----------------------------------

                            FORM 10-Q

          Quarterly Report under Section 13 or 15(d) of
               The Securities Exchange Act of 1934

               ----------------------------------

For Quarter Ended June 30, 1996       Commission file no. 0-10546

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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
11,600,614 Shares, $1 par value, as of July 23, 1996.

                 LAWSON PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   June 30,   December 31,
(Amounts in thousands)                                 1996           1995
                                              -------------  -------------
                                                (UNAUDITED)
ASSETS
- ------
Current Assets:
  Cash and cash equivalents                        $ 10,242       $ 10,432
  Marketable securities                              10,969         16,068
  Accounts receivable, less
    allowance for doubtful accounts                  32,011         28,296
  Inventories (Note B)                               37,277         27,083
  Miscellaneous receivables and
    prepaid expenses5,4225,635
  Deferred income taxes                                 625            464
                                              -------------  -------------
         Total Current Assets                        96,546         87,978

Marketable securities                                13,406         20,847
Property, plant and equipment, less
  allowances for depreciation and
  amortization                                       39,495         35,501
Investments in real estate                            3,202          3,152
Deferred income taxes                                 3,508          3,201
Other assets                                         10,751          9,935
                                              -------------  -------------

         Total Assets                              $166,908       $160,614
                                              =============  =============


LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current Liabilities:
  Accounts payable                                 $  5,283       $  3,219
  Accrued expenses and other liabilities             13,482         14,329
  Income taxes                                        1,144            962
                                              -------------  -------------
         Total Current Liabilities                   19,909         18,510
                                              -------------  -------------
  Accrued liability under security
    bonus plans                                      12,081         11,422
  Other                                               8,564          7,871
                                              -------------  -------------
                                                     20,645         19,293
                                              -------------  -------------
Stockholders' Equity:
  Preferred Stock, $1 par value:
    Authorized - 500,000 shares
    Issued and outstanding - None                       ---            ---
  Common Stock, $1 par value:
    Authorized - 35,000,000 shares
    Issued - (1996 - 11,600,614 shares;
      1995 - 11,686,614 shares)                      11,601         11,687

  Capital in excess of par value                        490            494

  Retained earnings                                 115,053        111,321
                                              -------------  -------------
                                                    127,144        123,502
  Other                                               (790)          (691)
                                              -------------  -------------
         Total Stockholders' Equity                 126,354        122,811
                                              -------------  -------------

         Total Liabilities and Stockholders'
           Equity                                  $166,908       $160,614
                                              ==========================

See notes to condensed consolidated financial statements.




                                     - 2 -




                LAWSON PRODUCTS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             (UNAUDITED)

(Amounts in thousands, except per share data)


                                      For the                         For the
                                    Three Months Ended              Six Months Ended
                                       June 30,                      June 30,
                              1996      1995      1996      1995
                         --------- --------- --------- ---------


Net Sales                 $ 63,479  $ 56,095  $119,587  $110,940
Investment and other income    419       515     1,050     1,541
                         --------- --------- --------- ---------
                            63,898    56,610   120,637   112,481
                         --------- --------- --------- ---------
Cost of goods sold (Note B) 20,752    15,822    37,430    31,243
Selling, general and
     administrative expenses35,042    32,306    68,314    64,517
                         --------- --------- --------- ---------
                            55,794    48,128   105,744    95,760
                         --------- --------- --------- ---------
Income before income taxes   8,104     8,482    14,893    16,721
Provision for income taxes   3,375     3,205     6,140     6,419
                         --------- --------- --------- ---------
Net income                $  4,729  $  5,277  $  8,753  $ 10,302
                         ========= ========= ========= =========
Net income per share of
  common stock               $0.41     $0.43     $0.75     $0.84
                             =====     =====     =====     =====
Cash dividends declared per
  share of common stock      $0.13     $0.13     $0.26     $0.25
                             =====     =====     =====     =====
Weighted average shares
  outstanding               11,601    12,217    11,613    12,333

                         ========= ========= ========= =========

See notes to condensed consolidated financial statements.
/TABLE

                 LAWSON PRODUCTS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

            (UNAUDITED)

(Amounts in thousands)
                                                             For the
                                                           Six months ended
                                                            June 30,
                                                       1996           1995
                                                  ---------      ---------
Operating activities:
 Net income                                       $   8,753      $  10,302
 Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                     1,942          1,685
    Changes in operating assets and liabilities     (7,098)        (7,811)
    Other                                             1,276          1,091
                                                  ---------      ---------

 Net Cash Provided by Operating Activities            4,873          5,267
                                                  ---------      ---------

Investing activities:
 Additions to property, plant and equipment         (1,841)        (1,760)
 Purchases of marketable securities               (239,963)      (124,563)
 Proceeds from sale of marketable securities        252,279        141,246
 Acquisition of Automatic Screw Machine Products,
   net of cash acquired                            (10,506)            ---
 Other                                                   90            683
                                                  ---------      ---------

 Net Cash Provided by Investing Activities               59         15,606
                                                  ---------      ---------

Financing activities:
 Purchases of common stock                          (2,095)       (19,541)
 Dividends paid                                     (3,027)        (2,995)
 Other                                                  ---              5
                                                  ---------      ---------

 Net Cash Used in Financing Activities              (5,122)       (22,531)
                                                  ---------      ---------
     Decrease in Cash
       and Cash Equivalents                           (190)        (1,658)

 Cash and Cash Equivalents at Beginning of Period    10,432          9,853
                                                  ---------      ---------

     Cash and Cash Equivalents at End of Period   $  10,242      $   8,195
                                                  =========      =========


See notes to condensed consolidated financial statements.


/TABLE

                             Part I

  NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

A) As contemplated by the Securities and Exchange Commission, the accompanying consolidated financial statements and footnotes have been condensed and therefore, do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company's Annual Report to Stockholders for the year ended December 31, 1995. The Condensed Consolidated Balance Sheet as of June 30, 1996 and the Condensed Consolidated Statements of Income for the three and six month periods ended
June 30, 1996 and 1995 and the Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 1996 and 1995 are unaudited. In the opinion of the Company, all adjustments
 (consisting only of normal recurring accruals) have been made, which are necessary to present fairly the results of operations for the interim periods.


B) Inventories (consisting of primarily finished goods) at June 30, 1996 and cost of goods sold for the six month periods ended June 30, 1996 and 1995 were determined through the use of estimated gross profit rates.


C) On April 30, 1996 the Company purchased substantially all of the assets and liabilities of Automatic Screw Machine Products Company (Automatic) for cash of approximately $10,746,000. This transaction was accounted for as a purchase, accordingly, the accounts and trans actions of Automatic have been included in the consolidated financial statements since the date of acquisition.


The following exhibits are attached to Part I:

          1. Letter from independent accountants furnished pursuant to Rule 10.01 (d) of regulation S-X.

          2. Letter from independent accountants furnished pursuant to Item 601, #15 of regulation S-K.

                     Part I

     Independent Accountant's Review Report


Board of Directors
Lawson Products, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Lawson Products, Inc. and subsidiaries as of June 30, 1996 and the related condensed consolidated statements of income for the three month and six month periods ended June 30, 1996 and 1995 and the condensed consolidated statements of cash flows for the six month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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




                                   ERNST & YOUNG LLP

July 19, 1996

                     Part I



July 19, 1996


Board of Directors
Lawson Products, Inc.


We are aware of the incorporation by reference in the Registration Statement (Form S-8 No. 33-17912 dated November 4, 1987) of
Lawson Products, Inc. of our report dated July 19, 1996 relating to the unaudited condensed consolidated interim financial statements of Lawson Products, Inc. which are included in its Form 10-Q for the quarter ended June 30, 1996.

Pursuant to Rule 436(c) of the Securities Act of 1933 our report is not part of the registration statement prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.




                                   ERNST & YOUNG LLP

                     Part I

ITEM 2

              MANAGEMENT'S DISCUSSION AND ANALYSIS

Cash flows provided by operations for the six months ended June 30, 1996 decreased slightly to $4,873,000 from $5,267,000 in the similar period of the prior year. This decline was due primarily to a decrease in net income, partially offset by an increase in operating assets in the comparable period of 1995. Current investments and cash flows from operations are expected to finance the Company's future growth, cash dividends and capital expenditures. Additions to property, plant and equipment were $1,841,000 and $1,760,000, respectively, for the six months ended June 30, 1996 and 1995. Capital expenditures during 1996 reflect primarily purchases of computer related equipment and facility improvements, while 1995 additions include the completion of a Lawson outbound facility in Addison, Illinois, at a cost of approximately of $5,600,000.

During the second quarter of 1996, the Company purchased substantially all of the assets and liabilities of Automatic Screw Machine Products Company (Automatic), headquartered in Decatur, Alabama, at a cost of approximately $10,746,000. Automatic is a manufacturer and distributor of production components. The new subsidiary will be known as Assembly Component Systems, Inc (ACS).

In December of 1994, the Board of Directors authorized the purchase up to 1,000,000 shares of the Company's common stock. During the first six months of 1996, the Company expended $2,095,000 to acquire the remaining 86,000 shares authorized for repurchase. These treasury shares were retired during the first quarter of 1996. In the similar period of 1995, the Company acquired 741,500 shares at a cost of $19,541,000. Also, during the second quarter of 1995, the Company retired 5,235,176 treasury shares, representing purchases through June 30, 1995.

Net sales for the three and six month periods ended June 30, 1996, increased 13.2% to $63,479,000 and 7.8% to $119,587,000 relative to the comparable periods of 1995. The advances are principally the result of gains in the number of orders processed and sales made by ACS.

Net income for the second quarter declined 10.4% to $4,729,000 ($.41 per share) from $5,277,000 ($.43 per share) for the similar period of 1995. Net income for the six months ended June 30, 1996 decreased
15.0% to $8,753,000 ($.75 per share) from $10,302,000 ($.84 per share) for the comparable period of 1995. These decreases are attributable to lower gross margins and a higher effective tax rate, which more than offset the gains in net sales noted above. Per share net income for 1996 and 1995 was positively impacted by the Company's share repurchase program.

                             Part II



                        OTHER INFORMATION


Items 1, 2, 3, and 5 are inapplicable and have been omitted from this report.


Item 4.  Submission of Matters to a Vote of Security Holders.

         (a)  The annual meeting of stockholders of Lawson
              Products, Inc. was held on May 7, 1996.

         (b)  Not applicable.

         (c) Set forth below is the tabulation of the votes on each nominee for election as a director:

                                                              Withheld
                                              For             Authority

              Ronald B. Port, M.D.        10,006,128           437,616
              Robert G. Rettig             9,996,543           447,201
              Peter G. Smith              10,002,833           440,911

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


                                      LAWSON PRODUCTS, INC.
                                          (Registrant)



Dated July 23, 1996            /s/ Bernard Kalish
                                          Bernard Kalish
                                         Chairman of the Board



Dated July 23, 1996            /s/ Joseph L. Pawlick
                                         Joseph L. Pawlick
                                         Vice President and Controller