Form 10-Q
period 1996-09-30
LAWSON PRODUCTS INC/NEW/DE/
filed 1996-11-08
CIK 703604

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D. C.  20549

               ----------------------------------

                            FORM 10-Q

          Quarterly Report under Section 13 or 15(d) of
               The Securities Exchange Act of 1934

               ----------------------------------

For Quarter Ended September 30, 1996  Commission file no. 0-10546

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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
11,566,214 Shares, $1 par value, as of October 18, 1996.

                 LAWSON PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS

                                              September 30,   December 31,
(Amounts in thousands)                         1996           1995
                                      -------------  -------------
                                        (UNAUDITED)
ASSETS
------
Current Assets:
  Cash and cash equivalents                $ 14,114       $ 10,432
  Marketable securities                      15,988         16,068
  Accounts receivable, less
    allowance for doubtful accounts          31,746         28,296
  Inventories (Note B)                       35,856         27,083
  Miscellaneous receivables and
    prepaid expenses                          5,903          5,635
  Deferred income taxes                         640            464
                                      -------------  -------------
         Total Current Assets               104,247         87,978

Marketable securities                        11,360         20,847
Property, plant and equipment, less
  allowances for depreciation and
  amortization                               39,397         35,501
Investments in real estate                    3,247          3,152
Deferred income taxes                         3,719          3,201
Other assets                                 10,854          9,935
                                      -------------  -------------

         Total Assets                      $172,824       $160,614
                                      =============  =============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Accounts payable                         $  5,251       $  3,219
  Accrued expenses and other liabilities     14,806         14,329
  Income taxes                                1,428            962
                                      -------------  -------------
         Total Current Liabilities           21,485         18,510
                                      -------------  -------------
  Accrued liability under security
    bonus plans                              12,568         11,422
  Other                                       8,931          7,871
                                      -------------  -------------
                                             21,499         19,293
                                      -------------  -------------
Stockholders' Equity:
  Preferred Stock, $1 par value:
    Authorized - 500,000 shares
    Issued and outstanding - None               ---            ---
  Common Stock, $1 par value:
    Authorized - 35,000,000 shares
    Issued - (1996 - 11,601,214 shares;
      1995 - 11,686,614 shares)              11,601         11,687

  Capital in excess of par value                498            494

  Retained earnings                         118,373        111,321
                                      -------------  -------------
                                            130,472        123,502
  Other                                       (632)          (691)
                                      -------------  -------------
         Total Stockholders' Equity         129,840        122,811
                                      -------------  -------------

         Total Liabilities and Stockholders'
           Equity                          $172,824       $160,614
                                      =============  =============

See notes to condensed consolidated financial statements.




                                     - 2 -




                LAWSON PRODUCTS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                             (UNAUDITED)



(Amounts in thousands, except per share data)
                                         For the           For the
                                   Three Months Ended   Nine Months Ended
                                      September 30,       September 30,
                                        1996      1995      1996      1995
                                   --------- --------- --------- ---------

Net Sales                            $66,303   $56,177  $185,890  $167,117
Investment and other income              475       462     1,525     2,003
                                   --------- --------- --------- ---------
                                      66,778    56,639   187,415   169,120
                                   --------- --------- --------- ---------

Cost of goods sold (Note B)           22,856    15,832    60,286    47,075
Selling, general and
  administrative expenses             35,651    32,368   103,965    96,885
                                   --------- --------- --------- ---------
                                      58,507    48,200   164,251   143,960
                                   --------- --------- --------- ---------

Income before income taxes             8,271     8,439    23,164    25,160

Provision for income taxes             3,443     3,348     9,583     9,767
                                   --------- --------- --------- ---------

Net income                           $ 4,828   $ 5,091  $ 13,581  $ 15,393
                                   ========= ========= ========= =========

Net income per share of
  common stock                         $0.42     $0.43     $1.17     $1.26
                                       =====     =====     =====     =====

Cash dividends declared per
  share of common stock                $0.13     $0.13     $0.39     $0.38
                                       =====     =====     =====     =====

Weighted average shares
  outstanding                         11,601    11,826    11,609    12,177
                                   ========= ========= ========= =========

See notes to condensed consolidated financial statements.


                                      - 3 -



/TABLE

                 LAWSON PRODUCTS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (UNAUDITED)




(Amounts in thousands)
                                                         For the
                                                     Nine months ended
                                                        September 30,
                                                       1996           1995
                                                  ---------      ---------


Operating activities:
 Net income                                       $  13,581      $  15,393
 Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                     2,981          2,527
    Changes in operating assets and liabilities     (4,697)        (6,722)
    Other                                             2,353          2,090
                                                  ---------      ---------

 Net Cash Provided by Operating Activities           14,218         13,288
                                                  ---------      ---------



Investing activities:
 Additions to property, plant and equipment         (2,774)        (2,280)
 Purchases of marketable securities               (318,335)      (184,507)
 Proceeds from sale of marketable securities        327,600        197,988
 Acquisition of Automatic Screw Machine Products,
   net of cash acquired                            (10,506)            ---
 Other                                                  100            684
                                                  ---------      ---------

 Net Cash (Used in)/Provided by Investing Activities               (3,915)    11,885
                                                  ---------      ---------



Financing activities:
 Purchases of common stock                          (2,095)       (21,292)
 Dividends paid                                     (4,535)        (4,537)
 Other                                                    9              5
                                                  ---------      ---------

 Net Cash Used in Financing Activities              (6,621)       (25,824)
                                                  ---------      ---------
     Increase/(Decrease) in Cash
       and Cash Equivalents                           3,682          (651)

 Cash and Cash Equivalents at Beginning of Period    10,432          9,853
                                                  ---------      ---------

     Cash and Cash Equivalents at End of Period   $  14,114      $   9,202
                                                  =========      =========


See notes to condensed consolidated financial statements.




/TABLE

                             Part I

  NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

A) As contemplated by the Securities and Exchange Commission, the accompanying consolidated financial statements and footnotes have been condensed and therefore, do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company's Annual Report to Stockholders for the year ended December 31, 1995. The Condensed Consolidated Balance Sheet as of September 30, 1996 and the Condensed Consolidated Statements of Income for the three and nine month periods ended September 30, 1996 and 1995 and the Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 1996 and 1995 are unaudited. In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) have been made, which are necessary to present fairly the results of operations for the interim periods.


B) Inventories (consisting of primarily finished goods) at September 30, 1996 and cost of goods sold for the three and nine month periods ended September 30, 1996 and 1995 were determined through the use of estimated gross profit rates.


C) On April 30, 1996 the Company purchased substantially all of the assets and liabilities of Automatic Screw Machine Products Company (Automatic) for cash of approximately $10,746,000. This transaction was accounted for as a purchase, accordingly, the accounts and transactions of Automatic have been included in the consolidated financial statements since the date of acquisition.


The following exhibits are attached to Part I:

          1. Letter from independent accountants furnished pursuant to Rule 10.01 (d) of regulation S-X.

          2. Letter from independent accountants furnished pursuant to Item 601, #15 of regulation S-K.

                                      Part I

                      Independent Accountant's Review Report


Board of Directors
Lawson Products, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Lawson Products, Inc. and subsidiaries as of September 30, 1996 and the related condensed consolidated statements of income for the three month and nine month periods ended September 30, 1996 and 1995 and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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




                                   ERNST & YOUNG LLP

October 18, 1996

                                      Part I



October 18, 1996


Board of Directors
Lawson Products, Inc.


We are aware of the incorporation by reference in the Registration Statement (Form S-8 No. 33-17912 dated November 4,
1987) of Lawson Products, Inc. of our report dated October 18, 1996 relating to the unaudited condensed consolidated interim financial statements of Lawson Products, Inc. which are included in its Form 10-Q for the quarter ended September 30, 1996.

Pursuant to Rule 436(c) of the Securities Act of 1933 our report is not part of the registration statement prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.




                                   ERNST & YOUNG LLP

                                      Part I
ITEM 2
              MANAGEMENT'S DISCUSSION AND ANALYSIS

Cash flows provided by operations for the nine months ended September 30, 1996 increased slightly to $14,218,000 from $13,288,000 in the comparable period of the prior year. This increase was due primarily to an increase in net operating liabilities, partially offset by a decrease in net income in the similar period of 1995. Current investments and cash flows from operations are expected to finance the Company's future growth, cash dividends and capital expenditures. Additions to property, plant and equipment were $2,774,000 and $2,280,000, respectively, for the nine months ended September 30, 1996 and 1995. Capital expenditures during 1996 reflect primarily purchases of computer related equipment and facility improvements, while 1995 additions include the completion of a Lawson outbound facility in Addison, Illinois, at a cost of approximately of $5,600,000.

During the second quarter of 1996, the Company purchased substantially all of the assets and liabilities of Automatic Screw Machine Products Company (Automatic), headquartered in Decatur, Alabama, at a cost of approximately $10,746,000. Automatic is a manufacturer and distributor of production components. The former business operations of Automatic are conducted by new subsidiaries known as Assembly Component Systems, Inc. and Automatic Screw Machine Products Company.

In December of 1994, the Board of Directors authorized the purchase up to 1,000,000 shares of the Company's common stock.
During the first nine months of 1996, the Company expended
$2,095,000 to acquire the remaining 86,000 shares authorized for repurchase. These treasury shares were subsequently retired. In the similar period of 1995, the Company acquired 807,000 shares at a cost of $21,292,000. These shares and 4,493,676 shares purchased prior to 1995 were retired in the quarter ended
September 30, 1995. During the third quarter of 1996, the Board of Directors authorized the purchase up to 1,000,000 shares of the Company's common stock of which none have been purchased.

Net sales for the three and nine month periods ended September 30, 1996, advanced 18.0% to $66,303,000 and 11.2% to $185,890,000 relative to the comparable periods of 1995. The increases are principally the result of gains in the number of orders processed and sales made by ACS.

Net income for the third quarter decreased 5.2% to $4,828,000 ($.42 per share) from $5,091,000 ($.43 per share) for the similar period of 1995. Net income for the nine months ended September 30, 1996 decreased 11.8% to $13,581,000 ($1.17 per share) from
$15,393,000 ($1.26 per share) for the comparable period of 1995. These decreases are attributable to lower gross margins and a higher effective tax rate, which more than offset the gains in net sales noted above. Per share net income for 1996 and 1995 was positively impacted by the Company's share repurchase program.
                              - 8 -

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




                              - 9 -

                           SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      LAWSON PRODUCTS, INC.
                                          (Registrant)



Dated October 18, 1996         /s/ Bernard Kalish
                                          Bernard Kalish
                       Chairman of the Board



Dated October 18, 1996         /s/ Joseph L. Pawlick
                                         Joseph L. Pawlick
                                   Vice President and Controller