Form 10-K405
period 1996-12-31
LAWSON PRODUCTS INC/NEW/DE/
filed 1997-03-27
CIK 703604

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1996

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

As of March 1, 1997, 11,137,464 shares of Common Stock were outstanding.

The aggregate market value of the Registrant's Common Stock held by nonaffiliates on March 1, 1997 was approximately $167,822,000.

The following documents are incorporated into this Form 10-K by reference:

     Proxy Statement for Annual Meeting of
     Stockholders to be held on May 28, 1997 Part III

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


Products

          The Company is a distributor of approximately 33,000 expendable maintenance, repair and replacement products. In addition, the Company distributes 12,000 production components (mostly fasteners) to the O.E.M. marketplace. It manufactures approximately 1,000 of these items. These products may be divided into three broad categories: Fasteners, Fittings and Related Parts, such as screws, nuts, rivets and other fasteners; Industrial Supplies, such as hoses and hose fittings, lubricants, cleansers, adhesives and other chemicals, as well as files, drills, welding products and other shop supplies; and Automotive and Equipment Maintenance Parts, such as primary wiring, connectors and other electrical supplies, exhaust and other automotive parts. The Company estimates that these categories of products accounted for the indicated percentages of its total consolidated net sales for 1996, 1995 and 1994 respectively:

                                               Percentage of
                                               Consolidated
                                                  Net Sales
                                             1996 1995 1994

Fasteners, Fittings and Related Parts . . .
                                              45%  41%  41%
Industrial Supplies . . . . . . . . . . . .   50%  54%  53%
Automotive and Equipment Maintenance Parts
                                               5%   5%   6%
                                             100% 100% 100%

          All of the Company's maintenance products are manufactured by others and must meet the Company's specifications. Approximately 90% of the Company's products are sold under the Company label. Substantially all maintenance items which the Company distributes are purchased by the Company in bulk and subsequently repackaged in smaller quantities. The Company regularly uses a large number of suppliers but has no long-term or fixed price contracts with any of them. Most maintenance items which the Company distributes are purchased from several sources, and the Company believes that the loss of any single supplier would not significantly affect its operations. No single supplier accounted for more than 6% of the Company's purchases in 1996.

     Production components sold to the O.E.M. marketplace may be manufactured to customers' specification or purchased from other sources.


Marketing

          The Company's principal markets are as follows:

          Heavy Duty Equipment Maintenance. Customers in this market include operators of trucks, buses, agricultural implements, construction and road building equipment, mining, logging and drilling equipment and other off-the-road equipment. The Company estimates that approximately 42% of 1996 sales were made to customers in this market.

          In-Plant and Building Maintenance. This market includes plants engaged in a broad range of manufacturing and processing activities, as well as institutions such as hospitals, universities, school districts and government units. The Company estimates that approximately 39% of 1996 sales were made to customers in this market.

          Passenger Car Maintenance. Customers in this market include automobile service center chains, independent garages, automobile dealers, car rental agencies and other fleet operators. The Company estimates that approximately 10% of 1996 sales were made to customers in this market.

          Original Equipment Manufacturers. This market includes plants engaged in a broad range of manufacturing and processing activities. The Company estimates that approximately 7% of 1996 sales were made to customers in this market.

          The Company has approximately 210,000 customers, the largest of which accounted for less than one percent of net sales during 1996. Sales are made through a force of approximately 1,841 independent sales representatives of which 114 serve the O.E.M. marketplace. Included in this group are 223 district and zone managers, each of whom, in addition to his own sales activities, acts in an advisory capacity to other sales representatives in a designated area of the country. The Company employs 36 regional managers to coordinate regional marketing efforts. Most sales representatives, including district and zone managers, are compensated on a commission basis and are responsible for repayment of commissions on their respective uncollectible accounts. In addition to the sales representatives and district, zone and regional managers discussed above, the Company has 1,021 employees.

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


Distribution and Manufacturing Facilities

          Substantially all of the Company's maintenance products are stocked in and distributed from each of its seven general distribution centers in; Addison, Illinois; Reno, Nevada; Farmers Branch, Texas; Norcross, Georgia; Fairfield, New Jersey; Mississauga, Ontario, Canada and Bradley Stoke (Bristol) England. Chemical products are distributed from a facility in Vernon Hills, Illinois and welding products are distributed from a facility in Charlotte, North Carolina. Production components are stocked in and distributed from five centers located in Decatur, Alabama; Conway, Arkansas; Burr Ridge, Illinois; Tupelo, Mississippi; and Memphis, Tennessee. Production components are manufactured in Decatur, Alabama. In the opinion of the Company, all existing facilities are in good condition and are well maintained. All are being used substantially to capacity on a single shift basis, except the manufacturing facility in Decatur, Alabama which operates three shifts.

          Most of the Company's facilities are relatively new. Further expansion of warehousing capacity may require new warehouses, some of which may be located in new geographical areas.


Canadian Operations

          Canadian operations are conducted at the Company's 40,000 square foot general distribution center in Mississauga, Ontario, a suburb of Toronto. These operations constituted less than 3% of the Company's net sales during 1996.


United Kingdom Operations

          Operations in the United Kingdom are conducted under the name of Lawson Products Limited from a 19,000 square foot general distribution center in Bradley Stoke (Bristol) England. These operations constituted approximately 1% of the Company's net sales during 1996.


Mexican Operations

          Operations in Mexico are conducted under the name of Lawson Products de Mexico S.A. de C.V. from a 5,000 square foot facility in Guadalajara, Mexico. These operations constituted less than 1% of the Company's net sales during 1996.


Competition

          The Company encounters intense competition from several national distributors and manufacturers and a large number of regional and local distributors. Due to the nature of its business and the absence of reliable trade statistics, the Company cannot estimate its position in relation to its competitors. However, the Company recognizes that some competitors may have greater financial and personnel resources, handle more extensive lines of merchandise, operate larger facilities and price some merchandise more competitively than the Company. Although the Company believes that the prices of its products are competitive, it endeavors to meet competition primarily through the quality of its product line and its service.


Item 2.  Properties.

          The Company owns two facilities located in Des Plaines, Illinois, (152,600 and 27,000 square feet, respectively). These buildings contain the Company's main administrative activities and an inbound warehouse facility that principally supports the Addison, Illinois facility and other distribution facilities to a lesser degree. Additional administrative, warehouse and distribution facilities owned by the Company are located in Addison, Illinois (65,000 square feet); Fairfield, New Jersey (61,000 square feet); Reno, Nevada (97,000 square feet); Norcross, Georgia (61,300 square feet); Farmers Branch, Texas (54,500 square feet); and Mississauga, Ontario, Canada (40,000 square feet). Chemical products are distributed from a 56,300 square foot owned facility in Vernon Hills, Illinois and welding products are distributed from a 40,000 square foot owned facility located in Charlotte, North Carolina. Administrative, warehouse and distribution facilities in Bradley Stoke (Bristol) England (19,000 square feet) are leased by the Company. Administrative and distribution facilities in Guadalajara, Mexico (5,000 square feet) are leased by the Company. Production components are distributed from facilities leased in Conway, Arkansas (6,500 sq. ft.) Burr Ridge, Illinois (24,000 sq. ft.) Tupelo, Mississippi, (10,000 sq. ft.) and Memphis, Tennessee, (40,000 sq. ft.). The Company owns a 54,000 square foot facility in Decatur, Alabama which distributes and manufactures production components. From time to time, the Company leases additional warehouse space near its present facilities. See Item 1, "Business - Distribution Facilities" for further information regarding the Company's properties.


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


                                     PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.

          The Company's Common Stock is traded on the NASDAQ National Market System under the symbol of "LAWS." The approximate number of stockholders of record at December 31, 1996 was 1,185. The following table sets forth the high and low closing sale prices as reported on the NASDAQ National Market System during the last two years. The table also indicates the cash dividends paid by the Company during such periods.

                              1996                         1995

                                            Cash                       Cash
                        High      Low     Dividends  High      Low   Dividends

First Quarter . . .   $26 1/4    $22       $.13     $27 3/16 $25       $.12
Second Quarter  . .    25 1/4     21 1/2    .13      27 1/2   26        .12
Third Quarter . . .    25 1/8     21 1/2    .13      28 1/2   26 1/2    .13
Fourth Quarter  . .    22 1/4     21        .13      27 1/8   23 1/8    .13


Item 6.   Selected Financial Data.

     The following selected financial data should be read in conjunction with the Financial Statements of the Company and notes thereto included elsewhere in this Report. The income statement data and balance sheet data for and as of the end of each of the fiscal years in the five-year period ended December 31, 1996, are derived from the audited Financial Statements of the Company.


                                  1996             1995              1994             1993           1992

Net Sales                     $250,289,124     $223,537,182      $213,097,143     $195,735,202    $186,709,454
Income Before Income Taxes      33,884,637       34,815,029        34,031,074       27,767,480      25,379,448
Net Income                      19,994,637       21,120,029        20,524,074       18,117,480      15,343,448
Total Assets                   175,161,839      160,613,798       168,130,848      171,428,606     158,029,952
Noncurrent Liabilities          22,065,583       19,292,794        17,084,617       15,160,121      13,319,626
Stockholders' Equity           128,746,212      122,810,577       131,230,469      140,649,876     128,755,648
Return on Equity (percent)           15.8%            16.9%             14.7%            13.4%           12.3%
Per Share of common Stock:
  Net Income                         $1.73            $1.75             $1.55            $1.34           $1.13
  Stockholders' Equity               11.13            10.17              9.91            10.37            9.49
  Cash Dividends Declared              .52              .51               .48              .44             .40
Weighted Average Shares
  Outstanding                   11,563,052       12,072,668        13,237,181       13,556,714      13,564,114


Item 7.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations.

Results of Operations

     Net sales for 1996 and 1995 advanced 12.0% and 4.9%, respectively, over the immediately preceding years. The sales gain for 1996 occurred primarily as a result of an increase in the number of orders shipped and sales generated by our new subsidiary, Assembly Component Systems, Inc., while the sales advance for 1995 resulted principally from increases in unit sales and the average order size.

     Net income in 1996 declined 5.3% from 1995 to $19,994,637, while net income per share in 1996 decreased 1.1% to $1.73 from $1.75 in 1995. The decline in net income for 1996 resulted principally from marketing programs that provided lower gross margins on selected products, increased costs incurred in our U.K. subsidiary, and a higher effective tax rate, which more than offset sales gains.


     Net income in 1995 increased 2.9% from 1994 to $21,120,029. The increase in net income for 1995 over 1994 resulted primarily from sales gains, proceeds from redemption of life insurance, and cost containment efforts, partially offset by a decrease in gross margins. Per share net income for 1996 and 1995 was positively affected by the Company's share repurchases discussed below.

Liquidity and Capital Resources

     Cash flows provided by operations for 1996, 1995, and 1994 were $24,552,774, $21,309,287 and $23,041,066, respectively. The 1996 improvement over 1995 resulted principally from increases in operating liabilities, which more than offset increases in operating assets and lower net income from 1995 levels. The decrease in 1995 was due primarily to increases in operating assets and declines in operating liabilities from 1994 levels, which more than offset
the advance in net income noted above.   Current investments and cash flows from
operations have continued to be sufficient to fund operating requirements, cash dividends and capital improvements. Such internally generated funds are also expected to finance the Company's future growth.

     Capital expenditures for 1996, 1995, and 1994, respectively, were $4,820,724, $3,020,330, and $6,888,262. As in prior years, additions to property, plant and equipment were incurred primarily for new facilities, improvement of existing facilities, and for the purchase of related equipment. During 1996, construction began relative to the facilities expansion of the Company's specialty chemical subsidiary, Drummond American Corporation. Total capital expenditures for this project are expected to be approximately $3,000,000, with completion during the second quarter of 1997. The construction of Lawson's outbound facility in Addison, Illinois was substantially completed by the end of 1994, at a cost of approximately $5,600,000, and opened during the first quarter of 1995. In addition, during the first quarter of 1994, the Company established a new Lawson subsidiary in Guadalajara, Mexico, which operates out of a leased facility.

     During the second quarter of 1996, the Company purchased, for cash, substantially all of the assets and liabilities of Automatic Screw Machine Products Company (Automatic) headquartered in Decatur, Alabama, at a cost of approximately $10,746,000. Automatic is a manufacturer and distributor of production components. The former business operations of Automatic are conducted by new subsidiaries known as Assembly Component Systems, Inc. and Automatic Screw Machine Products Company.

     In 1996, the Board of Directors authorized the purchase of up to 1,000,000 shares of the Company's common stock, of which 292,000 shares were purchased for approximately $6,386,000. Also, during 1996, the remaining 86,000 shares relative to the 1994 authorization noted below, were purchased for $2,095,000. In 1994, the Board of Directors authorized the purchase of up to a 1,500,000 shares of the Company's common stock. During 1995, 917,500 shares were purchased for approximately $24,085,000, relative to the 1994 share authorization. Also, during 1994, the Company expended approximately $23,105,000 for the purchase of 961,500 shares, consisting of 496,500 shares relative to the 1,500,000 shares authorized for purchase in 1994 and 465,500 shares relating to the share purchases previously authorized during 1990. Funds to purchase these shares were provided by investments and cash flows from operations.

Impact of Inflation and Changing Prices

     The Company has continued to be successful in passing higher product costs on to its customers and, accordingly, gross margins have not been materially impacted. The impact from inflation has been more significant on the Company's fixed and semi-variable operating expenses, primarily wages and benefits, although to a lesser degree in recent years due to moderate inflation levels.

     Although the Company expects that future costs of replacing warehouse and distribution facilities will increase due to inflation, such higher costs are not anticipated to have a material effect on future earnings.


Item 8.   Financial Statements and Supplementary Data.

     The following information is presented in this report:

          Report of Independent Auditors

          Consolidated Balance Sheets as of December 31, 1996 and 1995.

          Consolidated Statements of Income for the Years ended December 31, 1996, 1995 and 1994.

          Consolidated Statements of Changes in Stockholders' Equity for the Years ended December 31, 1996, 1995 and 1994.

          Consolidated Statements of Cash Flows for the Years ended December 31, 1996, 1995 and 1994.

          Notes to Consolidated Financial Statements.

          Schedule II



                         Report of Independent Auditors


Stockholders and Board of Directors
Lawson Products, Inc.

We have audited the accompanying consolidated balance sheets of Lawson Products, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and related schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and related schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lawson Products, Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                        Ernst & Young LLP



Chicago, Illinois
February 21, 1997



                              LAWSON PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                        December 31,
                                                   1996              1995

ASSETS
Current assets:
  Cash and cash equivalents                    $ 14,515,158      $ 10,432,139
  Marketable securities                          14,266,412        16,068,113
  Accounts receivable, less allowance
    for doubtful accounts (1996-
    $1,357,662; 1995-$1,111,337)                 30,326,067        28,295,687
  Inventories                                    37,047,114        27,082,903
  Miscellaneous receivables                       2,812,809         2,977,144
  Prepaid expenses                                3,526,375         2,657,933
  Deferred income taxes                             606,000           464,000

            Total Current Assets                103,099,935        87,977,919

Property, plant and equipment, at
  cost, less allowances for
  depreciation and amortization
  (1996-$24,634,950;
  1995-$22,894,444)                              40,052,534        35,501,105

Other assets:
  Marketable securities                          13,452,931        20,847,081
  Investments in real estate                      3,304,664         3,152,164
  Cash value of life insurance                   10,361,091         8,790,756
  Deferred income taxes                           3,758,000         3,201,000
  Other                                           1,132,684         1,143,773
                                                 32,009,370        37,134,774

                                               $175,161,839      $160,613,798

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                             $  6,006,695      $  3,218,887
  Accrued expenses and other
    liabilities                                  15,850,415        14,329,710
  Income taxes                                    2,492,934           961,830

            Total Current Liabilities            24,350,044        18,510,427

Noncurrent liabilities and
  deferred credits:
  Accrued liability under security
    bonus plans                                  12,886,934        11,421,646
  Deferred compensation and other liabilities     9,178,649         7,871,148

                                                 22,065,583        19,292,794

Stockholders' equity:
  Preferred Stock, $1 par value:
    Authorized-500,000 shares
    Issued and outstanding-None                           -                 -
  Common Stock, $1 par value:
    Authorized-35,000,000 shares
    Issued-1996-11,311,464 shares;
    1995-11,686,614 shares                       11,311,464        11,686,614
  Capital in excess of par value                    512,008           493,783
  Retained earnings                             117,234,229       111,320,907
                                                129,057,701       123,501,304

Foreign currency translation
  adjustment                                       (819,489)       (1,160,727)
Unrealized gain on marketable securities            508,000           470,000
                                                128,746,212       122,810,577

                                               $175,161,839      $160,613,798


                 See notes to consolidated financial statements



                              LAWSON PRODUCTS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                      Year ended December 31,
                                                                        1996                   1995                 1994

Net sales                                                            $250,289,124           $223,537,182         $213,097,143
Interest and dividend income                                            1,499,993              1,671,383            1,725,871
Other income - net                                                        362,282                977,451               18,170
                                                                      252,151,399            226,186,016          214,841,184

Cost of goods sold                                                     81,116,518             63,535,746           58,559,096
Selling, general and administrative expenses                          136,265,322            126,839,711          121,357,853
Interest expense                                                           25,596                 10,271               44,831
Provision for doubtful accounts                                           859,326                985,259              848,330
                                                                      218,266,762            191,370,987          180,810,110

                 Income Before Income Taxes                            33,884,637             34,815,029           34,031,074

Federal and state income taxes (benefit):
    Current                                                            14,610,000             14,472,000           14,100,000
    Deferred                                                             (720,000)              (777,000)            (593,000)
                                                                       13,890,000             13,695,000           13,507,000
                 Net Income                                          $ 19,994,637           $ 21,120,029         $ 20,524,074

Per share of Common Stock:
                 Net Income                                                 $1.73                  $1.75                $1.55


                                          See notes to consolidated financial statements



                              Lawson Products, Inc.
                           Consolidated Statements of
                         Changes in Stockholders' Equity

                                                                                                                         Unrealized
                                     Common           Capital                            Cost of           Foreign       Gain (Loss)
                                     Stock,        in excess of                           Common          Currency           on
                                     $1 par             par            Retained          Stock in        Translation     Marketable
                                     value             value           Earnings          Treasury        Adjustment      Securities

 Balance at January 1, 1994        $17,093,915         $687,296      $181,380,565      $(57,779,689)        $(732,211)   $        -

 Net income                                                            20,524,074
 Cash dividends declared                                               (6,295,407)
 Stock issued under employee
   stock plans                           3,575           28,815
 Purchase of common stock                                                               (23,104,516)
 Translation adjustment                                                                                      (354,948)
 Unrealized loss on marketable
   securities                                                                                                              (221,000)
 Balance at December 31, 1994       17,097,490          716,111       195,609,232       (80,884,205)       (1,087,159)     (221,000)

 Net income                                                            21,120,029
 Cash dividends declared                                               (6,076,922)
 Stock issued under employee
   stock plans                              300            4,551
 Purchase of common stock                                                               (24,085,282)
 Retirement of treasury stock       (5,411,176)        (226,879)      (99,331,432)      104,969,487
 Translation adjustment                                                                                      (73,568)
 Unrealized gain on marketable
   securities                                                                                                               691,000
 Balance at December 31, 1995       11,686,614          493,783       111,320,907                 -        (1,160,727)      470,000

 Net income                                                            19,994,637
 Cash dividends declared                                               (5,994,808)
 Stock issued under employee
   stock plans                           2,850           34,718
 Purchase of common stock                                                                (8,481,000)
 Retirement of treasury stock         (378,000)         (16,493)       (8,086,507)        8,481,000
 Translation adjustment                                                                                       341,238
 Unrealized gain on marketable
   securities                                                                                                                38,000
 Balance at December 31, 1996      $11,311,464         $512,008      $117,234,229    $            -         $(819,489)     $508,000


                                          See notes to consolidated financial statements



                              LAWSON PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            Year ended December 31,
                                                                              1996                   1995                 1994

Operating activities:
         Net income                                                       $ 19,994,637          $ 21,120,029          $ 20,524,074
         Adjustments to reconcile net income
           to net cash provided by operating
           activities:
                Depreciation and amortization                                4,014,251             3,349,186             3,085,476
                Provision for allowance for
                  doubtful accounts                                            859,326               985,259               848,330
                Deferred income taxes                                         (720,000)             (777,000)             (593,000)
                Deferred compensation and security
                  bonus plans                                                3,734,727             3,739,807             2,767,055
                Payments under deferred compensation
                  and security bonus plans                                  (1,068,542)           (1,509,086)             (847,666)
                Losses from sale of property,
                  plant and equipment                                          274,717                18,884                36,058
                (Income)/losses from investments in
                  real estate                                                 (232,500)             (148,000)              208,500
                Changes in operating assets and
                  liabilities
                (Exclusive of effect of acquisition):
                       Accounts receivable                                    (864,397)           (1,961,852)           (3,095,661)
                       Inventories                                          (3,965,081)             (243,629)           (3,183,058)
                       Prepaid expenses
                         and other assets                                   (2,265,095)           (2,248,330)           (1,383,412)
                       Accounts payable and
                         accrued expenses                                    2,751,842              (256,456)            2,116,976
                       Income taxes payable                                  1,531,104            (1,055,180)            2,079,249
                Other                                                          507,785               295,655               478,145

         Net Cash Provided by Operating Activities                          24,552,774            21,309,287            23,041,066

Investing activities:
         Additions to property, plant and equipment                         (4,820,724)           (3,020,330)           (6,888,262)
         Purchases of marketable securities                               (367,665,946)         (293,575,770)         (246,580,492)
         Proceeds from sale of marketable
           securities                                                      376,705,975           305,232,277           251,437,202
         Proceeds from sale of property,
           plant and equipment                                                  94,421                36,000                 5,200
         Proceeds from life insurance policies                                 130,000               668,372               173,297
         Acquisition of Automatic Screw Machine
           Products, net of cash acquired of
           $240,545                                                        (10,506,472)                    -                     -
         Other                                                                  80,000                80,000                80,000

         Net Cash (Used In) Provided by
           Investing Activities                                             (5,982,746)            9,420,549            (1,773,055)

Financing Activities:
         Purchases of common stock                                          (8,481,000)          (24,085,282)          (23,104,516)
         Proceeds from exercise of stock options                                37,568                 4,851                32,390
         Dividends paid                                                     (6,043,577)           (6,070,121)           (6,294,979)

         Net Cash Used in Financing Activities                             (14,487,009)          (30,150,552)          (29,367,105)

                Increase/(Decrease) in Cash and
                  Cash Equivalents                                           4,083,019               579,284            (8,099,094)
         Cash and Cash Equivalents at
           Beginning of Year                                                10,432,139             9,852,855            17,951,949

         Cash and Cash Equivalents at
           End of Year                                                   $  14,515,158         $  10,432,139         $   9,852,855


                                          See notes to consolidated financial statements

Lawson Products, Inc. and subsidiaries principally are distributors of expendable parts and supplies for maintenance, repair and operation of equipment. The Company's operations are principally conducted in North America.

NOTE A-SUMMARY OF MAJOR ACCOUNTING POLICIES

     Principles of Consolidation: The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, each of which is wholly owned. All inter-company accounts and transactions have been eliminated in consolidation.

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

     Inventories: Inventories (principally finished goods) are stated at the lower of cost (first-in, first-out method) or market.

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

     Stock Options: Stock options are accounted for under Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued to Employees." Under APB 25, no compensation expense is recognized because the exercise price of the stock options granted equals the market price of the underlying stock at the date of grant.

     Foreign Currency Translation: The financial statements of foreign entities have been translated in accordance with Statement of Financial Accounting Standards No. 52 and, accordingly, unrealized foreign currency translation adjustments are reflected as a component of stockholders' equity. Realized foreign currency transaction gains and losses were not significant for the years ended December 31, 1996, 1995 and 1994.

     Reclassifications: Certain amounts have been reclassified in the 1994 and 1995 financial statements to conform with the 1996 presentation.

NOTE B-BUSINESS COMBINATION

On April 30, 1996, the Company purchased substantially all of the assets and liabilities of Automatic Screw Machine Products Company (Automatic) for cash of approximately $10,746,000. This transaction was accounted for as a purchase; accordingly, the accounts and transactions of the acquired company have been included in the consolidated financial statements since the date of acquisition. Automatic manufactures precision machine components and distributes parts used in the assembly of original equipment. Automatic's operations are being conducted through the Company's new subsidiaries, Assembly Component Systems, Inc. and Automatic Screw Machine Products Company.

Pro forma consolidated net sales, assuming the purchase had occurred as of January 1, 1995, would approximate $257,218,000 and $246,298,000 for 1996 and
1995, respectively; pro forma net income or net income per share would not differ materially from reported amounts.

NOTE C-MARKETABLE SECURITIES

The following is a summary of the Company's investments at December 31 which are all classified as available-for-sale:

 (In Thousands)                           Gross        Gross
                                       Unrealized    Unrealized    Estimated
 1996                       Cost          Gains        Losses     Fair Value




 Obligations of states
 and political
 subdivisions                $25,368          $252           $1       $25,619

 Foreign government
 securities                    1,563             -            -         1,563
 Total debt securities        26,931           252            1        27,182

 Equity securities                 6           537            6           537
                             $26,937          $789           $7       $27,719



 1995



 Obligations of states
 and political
 subdivisions                $34,472          $287           $2       $34,757
 Foreign government
 securities                    1,516             -            -         1,516

 Other debt securities           204             -            -           204

 Total debt securities        36,192           287            2        36,477
 Equity securities                 -           438            -           438

                             $36,192          $725           $2       $36,915

     The gross realized gains on sales totaled: $127,603, $116,062, and $11,867 in 1996, 1995, and 1994, respectively, and the gross realized losses totaled $28,285, $46,186 and $55,050, respectively. The net adjustment to unrealized holding gains included as a separate component of shareholders' equity, net of taxes, totaled $38,000 and $691,000 in 1996 and 1995, respectively. In 1996 and 1995 the Company received equity shares on the conversion of certain mutual insurance companies, from which the Company held policies, to stock companies. These shares carry no cost.

     The amortized cost and estimated fair value of marketable securities at December 31, 1996, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of certain securities have the right to prepay obligations without prepayment penalties.

                                                      Estimated
 (In Thousands)                             Cost     Fair Value


 Due in one year or less                    $14,067      $14,266

 Due after one year through five years       12,864       12,916

 Total debt securities                       26,931       27,182
 Equity securities                                6          537

                                            $26,937      $27,719

NOTE D-PROPERTY, PLANT AND EQUIPMENT

The cost of property, plant and equipment consists of:

                                    1996             1995

Land                             $ 6,113,574     $ 5,976,341
Buildings and improvements        33,467,535      32,360,549
Machinery and equipment           18,315,412      14,475,356
Furniture and fixtures             4,962,178       4,618,726
Vehicles                             218,593         303,317
Construction in Progress           1,610,192         661,260
                                 $64,687,484     $58,395,549

NOTE E-INVESTMENTS IN REAL ESTATE

The Company is a limited partner in three real estate limited partnerships. An affiliate of the Company has a 1.5% interest and 5% interest, respectively, as a general partner in two of the partnerships, which interests are subordinated to the Company's interests in distributable cash.

NOTE F-ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

                                    1996             1995

Salaries, commissions and
  other compensation             $ 5,940,828     $ 5,416,903
Accrued and withheld taxes,
  other than income taxes          1,636,558       1,408,108
Accrued profit sharing
  contributions                    1,944,232       1,994,328
Accrued self-insured health
  benefits                         1,300,000       1,300,000
Cash dividends payable             1,471,465       1,519,260
Other                              3,557,332       2,691,111
                                 $15,850,415     $14,329,710

NOTE G-STOCK PLAN

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

     Benefits currently may be granted under the Plan through December 16, 1996. However, the Board of Directors has approved, subject to ratification by the Company's shareholders at their 1997 annual meeting, a ten year extension to the Plan.

     Additional information with respect to the Plan is summarized as follows:

                                          Shares

                                 1996      1995      1994

As of December 31:
  Options outstanding
    (per share:
    $12.83 to $29.75)         293,081   126,131    126,431
  Available for grant         366,791   536,591    536,591
  Options exercisable         123,281   126,131    126,431
For the year ended
  December 31:
 Options granted
    (per share:  $22.50)      169,800         -          -
  Options exercised
    (per share:  1996, 1995,
    and 1994-$8.78 to $27.50)   2,850       300      3,575
Benefits cancelled                  -         -        750

     As of December 31, 1996, the Company has the following outstanding options:

                                   Weighted        Weighted
                    Options        Average          Average        Options
 Exercise Price   Outstanding   Exercise Price  Remaining Life   Exercisable

   $12.83-$16.17        1,931           $14.93        .9 years          1,931

     27.50-29.75      121,350            27.51       4.1              121,350

           22.50      169,800            22.50       9.5                    -

Disclosure of pro forma information regarding net income and net income per share is required by Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and has been determined as if the Company had accounted for its employee stock options granted in 1996 (no options were granted in 1995) under the fair value method using the Black-Scholes options pricing model. The following assumptions were utilized in the valuation: risk-free interest rate of 6.61%; dividend yield of 2.0%; volatility factor of the expected market price of the Company's Common Stock of .21; and a weighted-average expected life of the option of 8 years.

The weighted-average fair value of options granted in 1996 was $7.24. Had compensation cost for the Company's stock options granted in 1996 been determined based on the fair value at the date of grant, the Company's net income and net income per share would have been reduced to the pro forma amounts of $19,801,000 and $1.73, respectively.

The pro forma effect on net income for 1996 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

At December 31, 1996, 659,872 shares of Common Stock were reserved for issuance under the Plan.

NOTE H-PROFIT SHARING AND SECURITY BONUS PLANS

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

     Provisions for profit sharing and security bonus plans aggregated $3,945,825, $3,890,250 and $3,517,052 for the years ended December 31, 1996,
1995 and 1994, respectively.

     In 1994 the Company established a 401(k) defined contribution savings plan. The plan, which is available to all employees, was provided to give employees a pre-tax investment vehicle to save for retirement. All contributions to the plan are made by plan participants.

NOTE I-INCOME TAXES

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

    Deferred Tax Assets:                1996             1995

Compensation and benefits            $8,541,000       $7,630,000
Inventory                               492,000          509,000
Net operating loss carryforward
  of subsidiary                       2,800,000        2,047,000
Accounts receivable                     419,000          373,000
Total Deferred Tax Assets            12,252,000       10,559,000
Valuation allowance for
  deferred tax assets                (2,800,000)      (2,047,000)
          Net Deferred Tax Assets     9,452,000        8,512,000

Deferred Tax Liabilities:
Property, plant & equipment           1,416,000        1,200,000
Investments in real estate            3,163,000        3,167,000
Marketable securities                   274,000          253,000
Other                                   235,000          227,000
    Total Deferred Tax Liabilities    5,088,000        4,847,000
          Total Net Deferred Tax
            Assets                   $4,364,000       $3,665,000

The provisions for income taxes for the years ended December 31, consist of the following:

                         1996           1995           1994

Current:
  Federal            $11,733,000    $11,657,000    $11,955,000
  State                2,877,000      2,815,000      2,145,000
                      14,610,000     14,472,000     14,100,000
Deferred benefit        (720,000)      (777,000)      (593,000)
                     $13,890,000    $13,695,000    $13,507,000

The reconciliation between the effective income tax rate and the statutory federal rate is as follows:

                                1996         1995         1994

Statutory federal rate          35.0%        35.0%        35.0%
Increase (decrease)
  resulting from:
  State income taxes,
    net of federal income
    tax benefit                  5.5          5.3          4.1
  Non-taxable dividend
    and interest income         (1.1)        (1.4)        (1.5)
  Foreign loss                   2.2          1.7          1.7
  Other items                    (.6)        (1.3)          .4
Provision for income taxes      41.0%        39.3%        39.7%

Income taxes paid for the years ended December 31, 1996, 1995 and 1994 amounted to $12,944,000 $15,327,000 and $12,098,000, respectively.

NOTE J-COMMITMENTS

The Company's minimum rental commitments, principally for equipment, under noncancelable leases in effect at December 31, 1996 amounted to approximately $2,380,000. Such rentals are payable as follows: 1997-$1,145,000; 1998-
$791,000; 1999-$269,000 and 2000 and thereafter-$175,000.

     Total rental expense for the years ended December 31, 1996, 1995 and 1994 amounted to $1,401,855, $1,087,271 and $1,188,740.

NOTE K-PER SHARE DATA

Per share data are based on the weighted average number of shares of Common Stock outstanding during each year: 1996-11,563,052, 1995-12,072,668 and 1994-
13,237,181. Exercise of outstanding stock options would not have a material dilutive effect on such per share data.

NOTE L   SUMMARY OF UNAUDITED QUARTERLY RESULTS OF OPERATIONS

Unaudited quarterly results of operations for the years ended December 31, 1996 and 1995 are summarized as follows:

                                     Quarter ended
1996                    Mar. 31    Jun. 30    Sept. 30   Dec. 31*
(In thousands, except per share data)

Net sales              $56,108    $63,479     $66,303     $64,399
Cost of goods sold      16,678     20,752      22,856      20,831
Income before income
  taxes                  6,789      8,104       8,271      10,721
Provision for income
  taxes                  2,765      3,375       3,443       4,307
Net income               4,024      4,729       4,828       6,414
Net income per share
  of common stock         $.35       $.41        $.42        $.56
Weighted average
  shares outstanding    11,622     11,601      11,601      11,457

                                     Quarter ended
1995                    Mar. 31    Jun. 30    Sept. 30   Dec. 31*
(In thousands, except per share data)

Net sales              $54,845    $56,095     $56,177     $56,420
Cost of goods sold      15,421     15,822      15,832      16,461
Income before income
  taxes                  8,238      8,482       8,439       9,655
Provision for income
  taxes                  3,214      3,205       3,348       3,928
Net income               5,024      5,277       5,091       5,727
Net income per share
  of common stock         $.40       $.43        $.43        $.49
Weighted average
  shares outstanding    12,454     12,217      11,826      11,742

*Inventories and cost of goods sold during interim periods are determined
through the use of estimated gross profit rates.   The difference between actual
and estimated gross profit rates used for the interim periods is adjusted in the fourth quarter.  In 1996, this adjustment increased net income by approximately
$528,000, while in 1995, this adjustment decreased net income by approximately
$354,000.  Also, the fourth quarters of 1996 and 1995 reflect adjustments to certain accrued expenses which increased net income by approximately $514,000 and $908,000, respectively.



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

                        VALUATION AND QUALIFYING ACCOUNTS

               Column A                 Column B      Column C     Column D        Column E
                                                     Additions

                                       Balance at    Charged to
                                      Beginning of   Costs and    Deductions-   Balance at End
             Description                 Period       Expenses    Describe(A)     of Period

 Allowance deducted from assets to
   which it applies:
    Allowance for doubtful accounts:

     Year ended December 31, 1996       $1,111,337     $859,326    $  613,001       $1,357,662
     Year ended December 31, 1995        1,127,017      985,259     1,000,939        1,111,337
     Year ended December 31, 1994        1,067,754      848,330       789,067        1,127,017

Note A - Uncollected receivables written off, net of recoveries.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

          a.  Executive Officers

          The executive officers of the Company, all of whose terms of office expire on May 28, 1997, are as follows:

                               Year First  Other Offices Held
Name and Present               Elected to   During the Past
Position with Company  Age   Present Office     Five Years

Sidney L. Port,        86        1977      *
Chairman of the
Executive Committee
and Director

Bernard Kalish,        59        1989      *
Chief Executive
Officer, Chairman of
the Board and Director

Peter G. Smith,        58        1989      *
President,
Chief Operating
Officer and Director

Jeffrey B. Belford     50        1989      *
Executive Vice
President--Operations

Hugh Allen,            61        1991      *
Senior Executive Vice
President--Sales
and Marketing

James Smith,           56        1996      Mr. Smith was Vice
Vice President--                           President, Personnel
Human Resources                            from 1995 to 1996.  Prior to 1995,
                                           Mr. Smith was Manager, Human
                                           Resources since he joined the
                                           Company in 1993.

Jerome Shaffer,        69        1987      *
Vice President,
Treasurer and Director

Joseph L. Pawlick,     54        1987      *
Vice President and
Controller and Assistant
Secretary



* These persons have held the indicated positions for at least five years.

          b.  Directors

          The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 28, 1997, under the caption "Election of Directors," which information is incorporated herein by reference.


Item 11.  Executive Compensation.

          The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 28, 1997, under the caption "Remuneration of Executive Officers," which information is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

          The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 28, 1997 under the caption "Securities Beneficially Owned by Principal Stockholders and Management," which information is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions.

          None.


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.

(a) (1)   Financial Statements

     The following information is presented in this report:

          Consolidated Balance Sheets as of December 31, 1996 and 1995.

          Consolidated Statements of Income for the Years ended December 31, 1996, 1995 and 1994.

          Consolidated Statements of Changes in Stockholders' Equity for the Years ended December 31, 1996, 1995 and 1994.

          Consolidated Statements of Cash Flows for the Years ended December 31, 1996, 1995 and 1994.

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

(a) (3)   Exhibits.

          2 Purchase Agreement dated April 30, 1996 among Assembly Component Systems, Inc., Automatic Screw Machine Products Company, David E. Norman and James C. Norman, incorporated herein by reference from Exhibit (2)(a) to the Company's Current Report on Form 8-K dated April 30, 1996.

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

        *10(c)(4.1) Second Amendment to Employment Agreement dated as of
                    August 1, 1996.

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

        *10(c)(6.1) First Amendment to Employment Agreement dated as of
                    August 1, 1996.

        *10(c)(7)   Amended and Restated Executive Deferral Plan,
                    incorporated herein by reference from Exhibit
                    10(c)(7) to the Company's Annual Report on
                    Form 10-K for the fiscal year ended December
                    31, 1995.

         11         Statement regarding computation of per share earnings.

         21         Subsidiaries of the Company.

         23         Consent of Ernst & Young LLP.

         27         Financial Data Schedule

------------------------------

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

                             LAWSON PRODUCTS, INC.


Date:  March 27, 1997
                             By /s/ Bernard Kalish
                                Bernard Kalish, Chairman
                               and Chief Executive Officer

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

/s/ James T. Brophy       Director               March 27, 1997
James T. Brophy

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

/s/ Robert G. Rettig      Director
Robert G. Rettig

/s/ Peter G. Smith        Director
Peter G. Smith



                                  EXHIBIT INDEX


                                                     Sequentially
Exhibit                                                Numbered
Number              Description of Exhibit               Page

2          Purchase Agreement dated April 30, 1996
           among Assembly Component Systems, Inc.,
           Automatic Screw Machine Products Company,
           David E. Norman and James C. Norman,
           incorporated herein by reference from
           Exhibit (2)(a) to the Company's Current
           Report on Form 8-K dated April 30, 1996.

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

10(c)(4.1) Second Amendment to Employment Agreement
           dated as of August 1, 1996.

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

10(c)(6.1) First Amendment to Employment Agreement
           dated as of August 1, 1996.

10(c)(7)   Amended and Restated Executive Deferral
           Plan, incorporated herein by reference
           from Exhibit 10(c)(7) to the Company's
           Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

11         Statement regarding computation of per
           share earnings.

21         Subsidiaries of the Company.

23         Consent of Ernst & Young LLP.

27         Financial Data Schedule