Form 10-Q
period 1997-03-31
LAWSON PRODUCTS INC/NEW/DE/
filed 1997-05-12
CIK 703604

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D. C.  20549

               ----------------------------------

                            FORM 10-Q

          Quarterly Report under Section 13 or 15(d) of
               The Securities Exchange Act of 1934

               ----------------------------------

For Quarter Ended March 31, 1997      Commission file no. 0-10546

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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
11,130,464 Shares, $1 par value, as of April 18, 1997.

                 LAWSON PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  March 31,   December 31,
(Amounts in thousands)                                 1997           1996
                                              -------------  -------------
                                                (UNAUDITED)
ASSETS
------
Current Assets:
  Cash and cash equivalents                        $ 11,726       $ 14,515
  Marketable securities                              15,465         14,266
  Accounts receivable, less
    allowance for doubtful accounts                  30,873         30,326
  Inventories (Note B)                               38,515         37,047
  Miscellaneous receivables and
    prepaid expenses6,5336,340
  Deferred income taxes                                 668            606
                                              -------------  -------------
         Total Current Assets                       103,780        103,100

Marketable securities                                12,875         13,453
Property, plant and equipment, less
  allowances for depreciation and
  amortization                                       40,291         40,053
Investments in real estate                            3,377          3,305
Deferred income taxes                                 3,748          3,758
Other assets                                         12,268         11,493
                                              -------------  -------------

         Total Assets                              $176,339       $175,162
                                              =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Accounts payable                                 $  6,390       $  6,007
  Accrued expenses and other liabilities             14,864         15,850
  Income taxes                                        4,717          2,493
                                              -------------  -------------
         Total Current Liabilities                   25,971         24,350
                                              -------------  -------------
  Accrued liability under security
    bonus plans                                      13,101         12,887
  Other                                               9,379          9,179
                                              -------------  -------------
                                                     22,480         22,066
                                              -------------  -------------
Stockholders' Equity:
  Preferred Stock, $1 par value:
    Authorized - 500,000 shares
    Issued and outstanding - None                       ---            ---
  Common Stock, $1 par value:
    Authorized - 35,000,000 shares
    Issued - (1997 - 11,137,464 shares;
      1996 - 11,311,464 shares)                      11,137         11,311

  Capital in excess of par value                        504            512

  Retained earnings                                 116,930        117,234
                                              -------------  -------------
                                                    128,571        129,057
  Other                                               (683)          (311)
                                              -------------  -------------
         Total Stockholders' Equity                 127,888        128,746
                                              -------------  -------------

         Total Liabilities and Stockholders'
           Equity                                  $176,339       $175,162
                                              ==========================

See notes to condensed consolidated financial statements.




                                     - 2 -




                LAWSON PRODUCTS, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                              (UNAUDITED)

(Amounts in thousands, except per share data)
                                                For the
                                           Three Months Ended
                                               March 31,
                                        1997                1996
                                   ---------           ---------
Net sales                            $65,883             $56,108
Investment and other income              418                 631
                                   ---------           ---------
                                      66,301              56,739
                                   ---------           ---------

Cost of goods sold (Note B)           22,731              16,678
Selling, general and
  administrative expenses             35,621              33,272
                                   ---------           ---------
                                      58,352              49,950
                                   ---------           ---------

Income before income taxes             7,949               6,789

Provision for income taxes             3,227               2,765
                                   ---------           ---------

Net income                           $ 4,722             $ 4,024
                                   =========           =========

Net income per share of
  common stock                         $0.42               $0.35
                                       =====               =====

Cash dividends declared per
  share of common stock                $0.13               $0.13
                                       =====               =====

Weighted average shares
  outstanding                         11,209              11,622
                                   =========           =========

See notes to condensed consolidated financial statements.



                 LAWSON PRODUCTS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

            (UNAUDITED)

                                       (Amounts in thousands)
                                                            For the
                                                           Three months ended
                                                            March 31,
                                                       1997           1996
                                                  ---------      ---------

Operating activities:
 Net income                                        $  4,722       $  4,024
 Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                     1,111          1,003
    Changes in operating assets and liabilities     (1,586)             22
    Other                                               478            545
                                                  ---------      ---------

 Net Cash Provided by Operating Activities            4,725          5,594
                                                  ---------      ---------



Investing activities:
 Additions to property, plant and equipment         (1,339)        (1,079)
 Purchases of marketable securities                (61,986)      (141,305)
 Proceeds from sale of marketable securities         61,080        140,409
 Other                                                  ---             50
                                                  ---------      ---------

 Net Cash Used in Investing Activities              (2,245)        (1,925)
                                                  ---------      ---------



Financing activities:
 Purchases of treasury stock                        (3,761)        (2,095)
 Dividends paid                                     (1,508)        (1,519)
                                                  ---------      ---------

 Net Cash Used in Financing Activities              (5,269)        (3,614)
                                                  ---------      ---------
     Increase/(Decrease) in Cash
       and Cash Equivalents                         (2,789)             55

 Cash and Cash Equivalents at Beginning of Period                   14,515              10,432
                                                  ---------      ---------

     Cash and Cash Equivalents at End of Period    $ 11,726       $ 10,487
                                                  =========      =========


See notes to condensed consolidated financial statements.
/TABLE

                             Part I

  NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

A) As contemplated by the Securities and Exchange Commission, the accompanying consolidated financial statements and footnotes have been condensed and therefore, do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company's Annual Report to Stockholders for the year ended December 31, 1996. The Condensed Consolidated Balance Sheet as of March 31, 1997, the Condensed Consolidated Statements of Income for the three month periods ended March 31, 1997 and 1996 and the Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 1997 and 1996 are unaudited. In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) have been made, which are necessary to present fairly the results of operations for the interim periods. Operating results for the quarter ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

B) Inventories (consisting of primarily finished goods) at March
31, 1997 and cost of goods sold for the three month periods ended
March 31, 1997 and 1996 were determined through the use of estimated gross profit rates.

C) On April 30, 1996 the Company purchased substantially all of the assets and liabilities of Automatic Screw Machine Products Company (Automatic) for cash of approximately $10,746,000. This transaction was accounted for as a purchase, accordingly, the accounts and transactions of Automatic have been included in the consolidated financial statements since the date of acquisition.

D) In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for the quarters ended March 31, 1997 and March 31, 1996 is not expected to be material.

The following exhibits are attached to Part I:

          1. Letter from independent accountants furnished pursuant to Rule 10.01 (d) of regulation S-X.

          2. Letter from independent accountants furnished pursuant to Item 601, #15 of regulation S-K.

                              Part I

              Independent Accountant's Review Report


Board of Directors
Lawson Products, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Lawson Products, Inc. and subsidiaries as of March 31, 1997 and the related condensed consolidated statements of income and cash flows for the three month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Lawson Products, Inc. as of December 31, 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended, not presented herein, and in our report dated February 21, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                   ERNST & YOUNG LLP

April 18, 1997

                              Part I



April 18, 1997


Board of Directors
Lawson Products, Inc.


We are aware of the incorporation by reference in the Registration Statement (Form S-8 No. 33-17912 dated November 4, 1987) of Lawson Products, Inc. of our report dated April 18, 1997 relating to the unaudited condensed consolidated interim financial statements of Lawson Products, Inc. which are included in its Form 10-Q for the quarter ended March 31, 1997.

Pursuant to Rule 436(c) of the Securities Act of 1933 our report is not part of the registration statement prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.




                                   ERNST & YOUNG LLP

                              Part I

ITEM 2
              MANAGEMENT'S DISCUSSION AND ANALYSIS

Cash flows provided by operations for the three months ended
March 31, 1997 decreased to $4,725,000 from $5,594,000 in the similar period of the prior year. This decline was due primarily to an increase in inventory, which more than offset the gain in net income from the comparable period of 1996. Current investments and cash flows from operations are expected to be sufficient to finance the Company's future growth, cash dividends and capital expenditures. Additions to property, plant and equipment were $1,339,000 and $1,079,000, respectively, for the three months ended March 31, 1997 and 1996. Capital expenditures during 1997 primarily reflect costs incurred for the completion of the facilities expansion at the Company's specialty chemical subsidiary, Drummond American Corporation. This project, the total cost of which is approximately $3,000,000, is expected to be completed during the second quarter of 1997. Capital expenditures during 1996 primarily reflect purchases of computer related equipment.

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

In 1996, the Board of Directors authorized the purchase of up to 1,000,000 shares of the Company's common stock. During the first three months of 1997, the Company expended $3,761,000 to acquire 174,000 shares under the 1996 stock repurchase program. To date, 466,000 shares have been purchased relative to the 1996 stock repurchase program. During the first quarter of 1996, the Company spent $2,095,000 to acquire the remaining 86,000 shares authorized under the 1994 stock repurchase program. All treasury shares purchased as of March 31, 1997 have been retired.

Net sales for the three month period ended March 31, 1997, increased 17.4% to $65,883,000 relative to the similar period of 1996. The sales advance is principally the result of both an increase in the number of orders processed and sales related to the business acquired in April, 1996.

Net income advanced 17.3% to $4,722,000 ($.42 per share) for the three months ended March 31, 1997 from $4,024,000 ($.35 per share) for the comparable period of 1996. This increase is attributable to the gain in net sales noted above and cost containment efforts, which more than offset lower gross margins. Per share net income for 1997 and 1996 was positively impacted by the Company's share repurchase program.

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


                                      LAWSON PRODUCTS, INC.
                                          (Registrant)



Dated April 18, 1997           /s/ Bernard Kalish
                                          Bernard Kalish
                                      Chairman of the Board



Dated April 18, 1997           /s/ Joseph L. Pawlick
                                         Joseph L. Pawlick
                                   Vice President and Controller