Form 10-Q
period 1997-06-30
LAWSON PRODUCTS INC/NEW/DE/
filed 1997-08-08
CIK 703604

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D. C.  20549

               ----------------------------------

                            FORM 10-Q

          Quarterly Report under Section 13 or 15(d) of
               The Securities Exchange Act of 1934

               ----------------------------------

For Quarter Ended June 30, 1997      Commission file no. 0-10546

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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
11,124,714 Shares, $1 par value, as of July 18, 1997.

                 LAWSON PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   June 30,   December 31,
(Amounts in thousands)                                 1997           1996
                                              -------------  -------------
                                                           (UNAUDITED)
ASSETS
------
Current Assets:
  Cash and cash equivalents                        $ 11,537       $ 14,515
  Marketable securities                              11,305         14,266
  Accounts receivable, less
    allowance for doubtful accounts                  32,890         30,326
  Inventories (Note B)                               41,144         37,047
  Miscellaneous receivables and
    prepaid expenses                                  6,342          6,340
  Deferred income taxes                                 680            606
                                              -------------  -------------
         Total Current Assets                       103,898        103,100

Marketable securities                                12,623         13,453
Property, plant and equipment, less
  allowances for depreciation and
  amortization                                       40,216         40,053
Investments in real estate                            3,409          3,305
Deferred income taxes                                 3,973          3,758
Other assets                                         12,451         11,493
                                              -------------  -------------

         Total Assets                              $176,570       $175,162
                                              =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Accounts payable                                 $  5,909       $  6,007
  Accrued expenses and other liabilities             14,001         15,850
  Income taxes                                        1,777          2,493
                                              -------------  -------------
         Total Current Liabilities                   21,687         24,350
                                              -------------  -------------
  Accrued liability under security
    bonus plans                                      13,365         12,887
  Other                                               9,610          9,179
                                              -------------  -------------
                                                     22,975         22,066
                                              -------------  -------------
Stockholders' Equity:
  Preferred Stock, $1 par value:
    Authorized - 500,000 shares
    Issued and outstanding - None                       ---            ---
  Common Stock, $1 par value:
    Authorized - 35,000,000 shares
    Issued - (1997 - 11,124,714 shares;
      1996 - 11,311,464 shares)                      11,125         11,311

  Capital in excess of par value                        515            512

  Retained earnings                                 120,845        117,234
                                              -------------  -------------
                                                    132,485        129,057
  Other                                               (577)          (311)
                                              -------------  -------------
         Total Stockholders' Equity                 131,908        128,746
                                              -------------  -------------

         Total Liabilities and Stockholders'
           Equity$176,570$175,                                162
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

                                                                          LAWSON PRODUCTS, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                             (UNAUDITED)

(Amounts in thousands, except per share data)

                                                    For the                                             For the
                                              Three Months Ended                                       Six Months Ended
                                                  June 30      ,                                          June 30,
                                        1997      1996      1997      1996
                                   --------- --------- --------- ---------

Net sales                            $70,390   $63,479  $136,273  $119,587
Investment and other income              362       419       780     1,050
                                   --------- --------- --------- ---------
                                      70,752    63,898   137,053   120,637
                                   --------- --------- --------- ---------
Cost of goods sold (Note B)           24,105    20,752    46,836    37,430
Selling, general and
  administrative expenses             37,184    35,042    72,805    68,314
                                   --------- --------- --------- ---------
                                      61,289    55,794   119,641   105,744
                                   --------- --------- --------- ---------
Income before income taxes             9,463     8,104    17,412    14,893
Provision for income taxes             3,814     3,375     7,041     6,140
                                   --------- --------- --------- ---------

Net income                           $ 5,649   $ 4,729  $ 10,371  $  8,753
                                   ========= ========= ========= =========
Net income per share of
  common stock                         $0.51     $0.41     $0.93     $0.75
                                       =====     =====     =====     =====
Cash dividends declared per
  share of common stock                $0.13     $0.13     $0.26     $0.26
                                       =====     =====     =====     =====
Weighted average shares
  outstanding                         11,128    11,601    11,173    11,613
                                   ========= ========= ========= =========

See notes to condensed consolidated financial statements.

/TABLE

                            LAWSON PRODUCTS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
(Amounts in thousands)
                                                                                                                      For the
                                                                                                              Six months ended
                                                                                                                      June 30,
                                                       1997           1996
                                                  ---------      ---------


Operating activities:
 Net income                                        $ 10,371       $  8,753
 Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                     2,463          1,942
    Changes in operating assets and liabilities    (10,814)        (7,098)
    Other                                             1,072          1,276
                                                  ---------      ---------

 Net Cash Provided by Operating Activities            3,092          4,873
                                                  ---------      ---------



Investing activities:
 Additions to property, plant and equipment         (2,711)        (1,841)
 Purchases of marketable securities                (91,284)      (239,963)
 Proceeds from sale of marketable securities         94,854        252,279
 Acquisition of Automatic Screw Machine Products,
   net of cash acquired                                 ---       (10,506)
 Other                                                   40             90
                                                  ---------      ---------

 Net Cash Provided by Investing Activities              899             59
                                                  ---------      ---------



Financing activities:
 Purchases of treasury stock                        (4,062)        (2,095)
 Dividends paid                                     (2,919)        (3,027)
 Other                                                   12            ---
                                                  ---------      ---------

 Net Cash Used in Financing Activities              (6,969)        (5,122)
                                                  ---------      ---------
     Decrease in Cash
       and Cash Equivalents                         (2,978)          (190)

 Cash and Cash Equivalents at Beginning of Period    14,515         10,432
                                                  ---------      ---------

     Cash and Cash Equivalents at End of Period    $ 11,537       $ 10,242
                                                  =========      =========



See notes to condensed consolidated financial statements.
/TABLE

                             Part I

  NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

A) As contemplated by the Securities and Exchange Commission, the accompanying consolidated financial statements and footnotes have been condensed and therefore, do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company's Annual Report to Stockholders for the year ended December 31, 1996. The Condensed Consolidated Balance Sheet as of June 30, 1997, the Condensed Consolidated Statements of Income for the three and six month periods ended June 30, 1997 and 1996 and the Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 1997 and 1996 are unaudited. In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) have been made, which are necessary to present fairly the results of operations for the interim periods. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

B) Inventories (consisting of primarily finished goods) at June
30, 1997 and cost of goods sold for the six month periods ended
June 30, 1997 and 1996 were determined through the use of estimated gross profit rates.

C) On April 30, 1996 the Company purchased substantially all of the assets and liabilities of Automatic Screw Machine Products Company (Automatic) for cash of approximately $10,746,000. This transaction was accounted for as a purchase, accordingly, the accounts and transactions of Automatic have been included in the consolidated financial statements since the date of acquisition.

D) In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for the six months ended June 30, 1997 and June 30, 1996 is not expected to be material.

The following exhibits are attached to Part I:

          1. Letter from independent accountants furnished pursuant to Rule 10.01 (d) of regulation S-X.

          2. Letter from independent accountants furnished pursuant to Item 601, #15 of regulation S-K.

                                    Part I

                    Independent Accountant's Review Report


Board of Directors
Lawson Products, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Lawson Products, Inc. and subsidiaries as of June 30, 1997 and the related condensed consolidated statements of income for the three month and six month periods ended June 30, 1997 and 1996 and the condensed consolidated statements of cash flows for the six month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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




                                   ERNST & YOUNG LLP

July 18, 1997

                                    Part I



July 18, 1997


Board of Directors
Lawson Products, Inc.


We are aware of the incorporation by reference in the Registration Statement (Form S-8 No. 33-17912 dated November 4,
1987) of Lawson Products, Inc. of our report dated July 18, 1997 relating to the unaudited condensed consolidated interim financial statements of Lawson Products, Inc. which are included in its Form 10-Q for the quarter ended June 30, 1997.

Pursuant to Rule 436(c) of the Securities Act of 1933 our report is not part of the registration statement prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.




                                   ERNST & YOUNG LLP

                                    Part I
ITEM 2
              MANAGEMENT'S DISCUSSION AND ANALYSIS
Cash flows provided by operations for the six months ended June 30, 1997 decreased to $3,092,000 from $4,873,000 in the comparable period of the prior year. This decline was due primarily to an increase in operating assets and a decrease in operating liabilities, which more than offset the gain in net income from the similar period of 1996. Current investments and cash flows from operations are expected to be sufficient to finance the Company's future growth, cash dividends and capital expenditures. Additions to property, plant and equipment were $2,711,000 and $1,841,000, respectively, for the six months ended June 30, 1997 and 1996. Capital expenditures during 1997 primarily reflect costs incurred for the completion of the facilities expansion at the Company's specialty chemical subsidiary, Drummond American Corporation. This project, the total cost of which is approximately $3,000,000, was completed during the second quarter of 1997. Capital expenditures during 1996 primarily reflect purchases of computer related equipment.

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

In 1996, the Board of Directors authorized the purchase of up to 1,000,000 shares of the Company's common stock. During the first six months of 1997, the Company expended $4,062,000 to acquire 187,500 shares under the 1996 stock repurchase program. To date, 479,500 shares have been purchased relative to the 1996 stock repurchase program. During the first six months of 1996, the Company spent $2,095,000 to acquire the remaining 86,000 shares authorized under the 1994 stock repurchase program. All treasury shares purchased as of June 30, 1997 have been retired.

Net sales for the three and six month periods ended June 30, 1997, advanced 10.9% to $70,390,000 and 14.0% to $136,273,000 relative to the comparable periods of 1996. The sales gains are principally the result of both an increase in the number of orders processed and sales related to the business acquired in April, 1996.

Net income for the second quarter advanced 19.5% to $5,649,000 ($.51 per share) from $4,729,000 ($.41 per share) for the similar period of 1996. Net income for the six months ended June 30, 1997 increased 18.5% to $10,371,000 ($.93 per share) from
$8,753,000 ($.75 per share) for the comparable period of 1996. These increases are attributable to the gains in net sales noted above and cost containment efforts, which more than offset lower gross margins. Per share net income for 1997 and 1996 was positively impacted by the Company's share repurchase program.
                              - 8 -

                             Part II



                        OTHER INFORMATION


Items 1, 2, 3, and 5 are inapplicable and have been omitted from this report.

Item 4.  Submission of Matters to a Vote of Security Holders.

         (a)  The annual meeting of stockholders of Lawson
              Products, Inc. was held on May 28, 1997.

         (b)  Not applicable.

         (c1) Set forth below is the tabulation of the votes on each nominee for election as a director:

                          For                  Withheld
                                    Authority

              Hugh Allen             10,116,937      126,469
              James T. Brophy        10,118,160      125,246
             Jerome Shaffer          10,117,934      125,472

      (c2) Set forth below is the tabulation of the votes on the proposal to amend the Company's Incentive
              Stock Plan:

                                For Against   Abstain

                            9,835,824      384,087       23,495

         (c3) Set forth below is the tabulation of the votes on the stockholder proposal concerning the sale or merger of the Company:

                               For  Against   Abstain

                              566,836    8,990,671       58,810

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


                                      LAWSON PRODUCTS, INC.
                                          (Registrant)



Dated July 18, 1997            /s/ Bernard Kalish
                                          Bernard Kalish
                                      Chairman of the Board



Dated July 18, 1997            /s/ Joseph L. Pawlick
                                         Joseph L. Pawlick
                                   Vice President and Controller