Form 10-Q
period 1997-09-30
LAWSON PRODUCTS INC/NEW/DE/
filed 1997-11-13
CIK 703604

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                            ________________________

                                    FORM 10-Q

                  Quarterly Report under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                            ________________________

For Quarter Ended September 30, 1997         Commission file no. 0-10546

                              LAWSON PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)


             Delaware                        36-2229304

 (State or other jurisdiction of          (I.R.S. Employer
  incorporation or organization)        Identification No.)

1666 East Touhy Avenue, Des Plaines, Illinois                 60018
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone no., including area code:  (847) 827-9666

Not applicable
Former name, former address and former fiscal year, if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
11,135,133 Shares, $1 par value, as of November 10, 1997.

                     LAWSON PRODUCTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

 (Amounts in thousands)                                                 September 30,         December 31,
                                                                            1997                  1996
                                                                         (unaudited)
 ASSETS
 Current Assets:
    Cash and cash equivalents                                        $           16,491   $           14,515
    Marketable securities                                                        10,017               14,266
    Accounts receivable, less allowance for doubtful
      accounts                                                                   34,829               30,326
    Inventories (Note B)                                                         41,194               37,047
    Miscellaneous receivables and prepaid expenses                                6,400                6,340
    Deferred income taxes                                                           676                  606
               Total Current Assets                                             109,607              103,100

 Marketable securities                                                           14,870               13,453
 Property, plant and equipment, less allowances for
   depreciation and amortization                                                 40,144               40,053
 Investments in real estate                                                       3,481                3,305
 Deferred income taxes                                                            4,238                3,758
 Other assets                                                                    12,467               11,493
               Total Assets                                          $          184,807   $          175,162

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
    Accounts payable                                                 $            5,468   $            6,007
    Accrued expenses and other liabilities                                       16,793               15,850
    Income taxes                                                                  2,405                2,493
               Total Current Liabilities                                         24,666               24,350

 Accrued liability under security bonus plans                                    13,784               12,887
 Other                                                                           10,158                9,179
                                                                                 23,942               22,066

 Stockholders' Equity:
    Preferred Stock, $1 par value:
        Authorized - 500,000 shares
        Issued and outstanding - None                                                ---                  ---
    Common Stock, $1 par value:
        Authorized - 35,000,000 shares
        Issued - (1997 - 11,124,939 shares;
          1996 - 11,311,464 shares)                                              11,125               11,311
    Capital in excess of par value                                                  520                  512
    Retained earnings                                                           125,167              117,234
                                                                                136,812              129,057
    Other                                                                          (613)                (311)
               Total Stockholders' Equity                                       136,199              128,746

               Total Liabilities and Stockholders' Equity            $          184,807   $          175,162

                                     See notes to condensed consolidated financial statements

                     LAWSON PRODUCTS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

(Amounts in thousands, except per share data)

                                For the             For the
                          Three Months Ended   Nine Months Ended
                             September 30,       September 30,
                            1997      1996      1997      1996

 Net sales                $ 71,420  $ 66,303  $207,693  $185,890
 Investment and other
 income                        408       475     1,188     1,525
                            71,828    66,778   208,881   187,415

 Cost of goods sold
 (Note B)                   24,331    22,856    71,167    60,286
 Selling, general and
     administrative
   expenses                 37,453    35,651   110,258   103,965
                            61,784    58,507   181,425   164,251

 Income before income
 taxes                      10,044     8,271    27,456    23,164

 Provision for income
 taxes                       4,165     3,443    11,206     9,583

 Net income               $  5,879  $  4,828  $ 16,250  $ 13,581

 Net income per share of
   common stock           $   0.53  $   0.42  $   1.46  $   1.17

 Cash dividends declared
 per
   share of common stock  $   0.14  $   0.13  $   0.40  $   0.39

 Weighted average shares
   outstanding              11,125    11,601    11,158    11,609

          See notes to condensed consolidated financial statements.

                     LAWSON PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


(Amounts in thousands)

                                                                                        For the
                                                                                   Nine months ended
                                                                                     September 30,
                                                                                1997               1996
 Operating activities:
    Net income                                                            $       16,250    $         13,581
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                              3,746               2,981
        Changes in operating assets and liabilities                              (10,303)             (4,697)
        Other                                                                      1,875               2,353
    Net Cash Provided by Operating Activities                                     11,568              14,218

 Investing activities:
    Additions to property, plant and equipment                                    (3,886)             (2,774)
    Purchases of marketable securities                                          (118,637)           (318,335)
    Proceeds from sale of marketable securities                                  121,302             327,600
    Acquisition of Automatic Screw Machine Products,                                    -            (10,506)
      net of cash acquired
    Other                                                                             40                 100
    Net Cash Used in Investing Activities                                         (1,181)             (3,915)

 Financing activities:
    Purchases of treasury stock                                                   (4,062)             (2,095)
    Dividends paid                                                                (4,366)             (4,535)
    Other                                                                             17                   9
    Net Cash Used in Financing Activities                                         (8,411)             (6,621)

        Increase in Cash and Cash Equivalents                                      1,976               3,682

    Cash and Cash Equivalents at Beginning of Period                              14,515              10,432

        Cash and Cash Equivalents at End of Period                        $       16,491    $         14,114

                                     See notes to condensed consolidated financial statements.


Part I

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

A) As contemplated by the Securities and Exchange Commission, the accompanying consolidated financial statements and footnotes have been condensed and therefore, do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company's Annual Report to Stockholders for the year ended December 31, 1996. The Condensed Consolidated Balance Sheet as of September 30, 1997, the Condensed Consolidated Statements of Income for the three and nine month periods ended September 30, 1997 and 1996 and the Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 1997 and 1996 are unaudited. In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) have been made, which are necessary to present fairly the results of operations for the interim periods. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

B) Inventories (consisting of primarily finished goods) at September 30, 1997 and cost of goods sold for the three and nine month periods ended September 30, 1997 and 1996 were determined through the use of estimated gross profit rates.

C) On April 30, 1996 the Company purchased substantially all of the assets and liabilities of Automatic Screw Machine Products Company (Automatic) for cash of approximately $10,746,000. This transaction was accounted for as a purchase, accordingly, the accounts and transactions of Automatic have been included in the consolidated financial statements since the date of acquisition.

D) In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for the nine months ended September 30, 1997 and September 30, 1996 is not material.




                                     Part I

                     Independent Accountants' Review Report


Board of Directors
Lawson Products, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of Lawson Products, Inc. and subsidiaries as of September 30, 1997 and the related condensed consolidated statements of income for the three month and nine month periods ended September 30, 1997 and 1996 and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Lawson Products, Inc. as of December 31, 1996, and the related consolidated statements of income, changes in stockholders, equity and cash flows for the year then ended, not presented herein, and in our report dated February 21, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                   ERNST & YOUNG LLP



October 17, 1997


                                     Part I

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS

Net sales for the three and nine month periods ended September 30, 1997, increased 7.7% to $71,420,000 and 11.7% to $207,693,000 relative to the similar periods of 1996. The gains are primarily the result of both a gain in the number of orders processed and sales related to the business acquired in April, 1996.

Net income for the third quarter rose 21.8% to $5,879,000 ($.53 per share) from $4,828,000 ($.42 per share) while net income for the nine months ended September 30, 1997 increased 19.6% to $16,250,000 ($1.46 per share) from $13,581,000
($1.17 per share) relative to the similar periods of 1996. The third quarter increase is attributable to the gains in net sales noted above and cost containment efforts. The nine month period also benefitted from gains in net sales and cost containment efforts, which more than offset lower gross margins. Per share net income for 1997 and 1996 was positively impacted by the Company's share repurchase program.

Cash flows provided by operations for the nine months ended September 30, 1997 decreased to $11,568,000 from $14,218,000 in the similar period of the prior year. This decline was due primarily to an increase in operating assets (principally accounts receivable and inventory) and a decrease in operating liabilities, which more than offset the gain in net income from the comparable period of 1996. Current investments and cash flows from operations are expected to be sufficient to finance the Company's future growth, cash dividends and capital expenditures. Additions to property, plant and equipment were $3,886,000 and $2,774,000, respectively, for the nine months ended September 30, 1997 and 1996. Capital expenditures during 1997 primarily reflect purchases of computer related equipment and costs incurred for the completion of the facilities expansion at the Company's specialty chemical subsidiary, Drummond American Corporation. This project, the total cost of which is approximately $3,000,000, was completed during the second quarter of 1997. Capital expenditures during 1996 primarily reflect purchases of computer related equipment.

During the second quarter of 1996, the Company purchased substantially all of the assets and liabilities of Automatic Screw Machine Products Company (Automatic), headquartered in Decatur, Alabama, at a cost of approximately $10,746,000. Automatic is a manufacturer and distributor of production components.

In 1996, the Board of Directors authorized the purchase of up to 1,000,000 shares of the Company's common stock. During the first nine months of 1997, the Company expended $4,062,000 to acquire 187,500 shares under the 1996 stock repurchase program. To date, 479,500 shares have been purchased relative to the 1996 stock repurchase program. During the first nine months of 1996, the Company spent $2,095,000 to acquire the remaining 86,000 shares authorized under the 1994 stock repurchase program. All treasury shares purchased as of September 30, 1997 have been retired.


                                     Part II

                                OTHER INFORMATION

Items 1, 2, 3, 4 and 5 are inapplicable and have been omitted from this report.


Item 6.     Exhibits and Reports on Form 8-K.

       (a) 15 Letter from Ernst & Young LLP Regarding Unaudited Interim Financial Information

            27  Financial Data Schedule

       (b) The registrant was not required to file Form 8-K for the most recently completed quarter.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   LAWSON PRODUCTS, INC.
                                        (Registrant)

Dated November 13, 1997            /s/ Bernard Kalish
                                        Bernard Kalish
                                        Chairman of the Board


Dated November 13, 1997            /s/ Joseph L. Pawlick
                                        Joseph L. Pawlick
                                        Vice President and Controller