Form 10-K405
period 1997-12-31
LAWSON PRODUCTS INC/NEW/DE/
filed 1998-03-25
CIK 703604

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1997
OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

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

As of March 1, 1998, 11,135,533 shares of Common Stock were outstanding.

The aggregate market value of the Registrant's Common Stock held by nonaffiliates on March 1, 1998 was approximately $212,406,659.

The following documents are incorporated into this Form 10-K by reference:

     Proxy Statement for Annual Meeting of
     Stockholders to be held on May 12, 1998 Part III

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


Products

          The Company is a distributor of approximately 34,000 expendable maintenance, repair and replacement products. In addition, the Company distributes 12,000 production components (mostly fasteners) to the O.E.M. marketplace. It manufactures approximately 1,000 of these items. These products may be divided into three broad categories: Fasteners, Fittings and Related Parts, such as screws, nuts, rivets and other fasteners; Industrial Supplies, such as hoses and hose fittings, lubricants, cleansers, adhesives and other chemicals, as well as files, drills, welding products and other shop supplies; and Automotive and Equipment Maintenance Parts, such as primary wiring, connectors and other electrical supplies, exhaust and other automotive parts. The Company estimates that these categories of products accounted for the indicated percentages of its total consolidated net sales for 1997, 1996 and 1995 respectively:

                                               Percentage of
                                               Consolidated
                                                  Net Sales
                                             1997 1996 1995

Fasteners, Fittings and Related Parts . . .   46%  45%  41%
Industrial Supplies . . . . . . . . . . . .   49   50   54
Automotive and Equipment Maintenance Parts
                                               5    5    5
                                             100% 100% 100%

          All of the Company's maintenance products are manufactured by others and must meet the Company's specifications. Approximately 90% of the Company's products are sold under the Company label. Substantially all maintenance items which the Company distributes are purchased by the Company in bulk and subsequently repackaged in smaller quantities. The Company regularly uses a large number of suppliers but has no long-term or fixed price contracts with any of them. Most maintenance items which the Company distributes are purchased from several sources, and the Company believes that the loss of any single supplier would not significantly affect its operations. No single supplier accounted for more than 7.3% of the Company's purchases in 1997.

     Production components sold to the O.E.M. marketplace may be manufactured to customers' specification or purchased from other sources.


Marketing

          The Company's principal markets are as follows:

          Heavy Duty Equipment Maintenance. Customers in this market include operators of trucks, buses, agricultural implements, construction and road building equipment, mining, logging and drilling equipment and other off-the-road equipment. The Company estimates that approximately 40% of 1997 sales were made to customers in this market.

          In-Plant and Building Maintenance. This market includes plants engaged in a broad range of manufacturing and processing activities, as well as institutions such as hospitals, universities, school districts and government units. The Company estimates that approximately 39% of 1997 sales were made to customers in this market.

          Passenger Car Maintenance. Customers in this market include automobile service center chains, independent garages, automobile dealers, car rental agencies and other fleet operators. The Company estimates that approximately 9% of 1997 sales were made to customers in this market.

          Original Equipment Manufacturers. This market includes plants engaged in a broad range of manufacturing and processing activities. The Company estimates that approximately 10% of 1997 sales were made to customers in this market.

          The Company has approximately 213,000 customers, the largest of which accounted for less than one percent of net sales during 1997. Sales are made through a force of approximately 1,850 independent sales representatives of which 116 serve the O.E.M. marketplace. Included in this group are 218 district and zone managers, each of whom, in addition to his own sales activities, acts in an advisory capacity to other sales representatives in a designated area.
The Company employs 35 regional managers to coordinate regional marketing efforts. Most sales representatives, including district and zone managers, are compensated on a commission basis and are responsible for repayment of commissions on their respective uncollectible accounts. In addition to the sales representatives and district, zone and regional managers discussed above, the Company has 1,103 employees.

          The Company's products are sold in all 50 states, Mexico, Puerto Rico, the District of Columbia, Canada and England. The Company believes that an important factor in its success is its ability to service customers promptly. During the past five years, more than 99% of all items were shipped to the customer within 24 hours after an order was received by the Company. This rapid delivery is facilitated by computer controlled order entry and inventory control systems in each general distribution center. In addition, the receipt of customer orders at Lawson distribution facilities has been accelerated by portable facsimile transmission equipment and personal computer systems used by sales representatives. Customer orders are delivered by common carriers.

          The Company is required to carry significant amounts of inventory in order to meet its high standards of rapid processing of customer orders. The Company funds its working capital requirements internally.


Distribution and Manufacturing Facilities

          Substantially all of the Company's maintenance products are stocked in and distributed from each of its seven general distribution centers in; Addison, Illinois; Reno, Nevada; Farmers Branch, Texas; Norcross, Georgia; Fairfield, New Jersey; Mississauga, Ontario, Canada and Bradley Stoke (Bristol) England. Chemical products are distributed from a facility in Vernon Hills, Illinois and welding products are distributed from a facility in Charlotte, North Carolina. Production components are stocked in and distributed from six centers located in Decatur, Alabama; Conway, Arkansas; Cairo, Georgia; Burr Ridge, Illinois; Tupelo, Mississippi; and Memphis, Tennessee. Production components are manufactured in Decatur, Alabama. In the opinion of the Company, all existing facilities are in good condition and are well maintained. All are being used substantially to capacity on a single shift basis, except the manufacturing facility in Decatur, Alabama which operates three shifts.

          Most of the Company's facilities are relatively new. Further expansion of warehousing capacity may require new warehouses, some of which may be located in new geographical areas.


Canadian Operations

          Canadian operations are conducted at the Company's 40,000 square foot general distribution center in Mississauga, Ontario, a suburb of Toronto. These operations constituted less than 3% of the Company's net sales during 1997.


United Kingdom Operations

          Operations in the United Kingdom are conducted under the name of Lawson Products Limited from a 19,000 square foot general distribution center in Bradley Stoke (Bristol) England. These operations constituted approximately 1% of the Company's net sales during 1997.


Mexican Operations

          Operations in Mexico are conducted under the name of Lawson Products de Mexico S.A. de C.V. from a 10,000 square foot facility in Guadalajara, Mexico. These operations constituted less than 1% of the Company's net sales during 1997.


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

          The Company plans to construct a new warehouse in Georgia and has estimated the cost of land and buildings will be $4 million. In addition, the Company is adding 25,000 square feet to its Addison facility at a cost of $1.1 million.


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


                                     PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.

          The Company's Common Stock is traded on the NASDAQ National Market System under the symbol of "LAWS." The approximate number of stockholders of record at December 31, 1997 was 1,108. The following table sets forth the high and low closing sale prices as reported on the NASDAQ National Market System during the last two years. The table also indicates the cash dividends paid by the Company during such periods.

                                        1997                                     1996
                                                               Cash                                  Cash
                                   High         Low          Dividends      High         Low       Dividends

First Quarter . . . . . . .     $22 5/8        $21 1/8       $.13         $26 1/4     $22            $.13
Second Quarter  . . . . . .      27 1/8         22 1/8        .13          25 1/4      21 1/2         .13
Third Quarter . . . . . . .      30 1/8         25 3/8        .13          25 1/8      21 1/2         .13
Fourth Quarter  . . . . . .      31 1/2         27 5/16       .14          22 1/4      21             .13


Item 6.   Selected Financial Data.

     The following selected financial data should be read in conjunction with the Financial Statements of the Company and notes thereto included elsewhere in this Report. The income statement data and balance sheet data for and as of the end of each of the fiscal years in the five-year period ended December 31, 1997, are derived from the audited Financial Statements of the Company.

   		                          1997    	         1996               1995                1994               1993

Net Sales                              $278,144,321       $250,289,124         $223,537,182        $213,097,143       $195,735,202
Income Before Income Taxes               35,723,277         33,884,637           34,815,029          34,031,074         27,767,480
Net Income                               21,350,277         19,994,637           21,120,029          20,524,074         18,117,480
Total Assets                            188,974,415        175,161,839          160,613,798         168,130,848        171,428,606
Noncurrent Liabilities                   24,577,547         22,065,583           19,292,794          17,084,617         15,160,121
Stockholders' Equity                    139,925,387        128,746,212          122,810,577         131,230,469        140,649,876
Return on Equity (percent)                    16.0%              15.8%                16.9%               14.7%              13.4%
Per Share of Common Stock:*
  Basic Net Income                            $1.91              $1.73                $1.75               $1.55              $1.34
  Diluted Net Income                           1.91               1.73                 1.75                1.55               1.34
  Stockholders' Equity**                      12.55              11.13                10.17                9.91              10.37
  Cash Dividends Declared**                     .54                .52                  .51                 .48                .44
Basic Weighted Average Shares
  Outstanding*                           11,153,091         11,563,052           12,072,668          13,237,181         13,556,714
Diluted Weighted Average
  Shares Outstanding*                    11,175,232         11,563,715           12,074,647          13,240,024         13,563,658

* All share and per share amounts have been adjusted to retroactively reflect stock splits effected in previous years. Additionally, net income per share amounts and weighted average share amounts for all periods presented have been restated to conform with the requirements of Statement of Financial Accounting Standard No. 128, "Earnings Per
         Share," issued in February 1997.

** These per share amounts were computed using basic weighted average shares outstanding for all periods presented.


Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.

RESULTS OF OPERATIONS

Net sales for 1997 and 1996 increased 11.1% and 12.0%, respectively, over the immediately preceding years. The sales advances for 1997 and 1996 reflect increased contribution from substantially all Lawson operations. Our new subsidiary, Assembly Component Systems, Inc. ("ACS"), the business and assets of which were acquired in April 1996, contributed significantly to the sales improvement in both years.

Net income in 1997 rose 6.8% over 1996 to $21,350,277, while basic and diluted net income per share in 1997 increased 10.4% to $1.91 from $1.73 in 1996. Sales gains, partially offset by a decrease in gross margins, were primarily responsible for the increase in net income in 1997 over 1996.
Net income in 1996 declined 5.3% from 1995 to $19,994,637. The decrease in net income for 1996 resulted principally from marketing programs that provided lower gross margins on selected products, increased costs of our U.K. subsidiary, and a higher effective tax rate, which more than offset sales gains. Per share net income for 1997 and 1996 was positively impacted by the Company's share repurchases discussed below.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operations for 1997, 1996, and 1995 were $16,979,646, $24,552,774 and $21,309,287, respectively. The decrease in 1997 resulted principally from increases in operating assets over 1996 levels, which more than offset the advance in net income noted above. The 1996 improvement over 1995 was due primarily to increases in operating liabilities, which more than offset increases in operating assets and lower net income from 1995 levels. In addition to satisfying operating requirements, current investments and cash flows from operations are expected to finance the Company's future growth, cash dividends and capital improvements.

Additions to property, plant and equipment for 1997, 1996, and 1995, respectively, were $5,894,656, $4,820,724 and $3,020,330. Consistent with prior years, capital expenditures were incurred primarily for new facilities, improvement of existing facilities, and for the purchase of related equipment. During 1997, construction was substantially completed relative to the facilities expansion of the Company's specialty chemical subsidiary, Drummond American Corporation. Total capital expenditures for this project are expected to be approximately $3,000,000. Also, during the first quarter of 1998, the Company purchased land in Atlanta, Georgia and intends to construct a new Lawson outbound facility on the site. This facility will be used in place of the Norcross, Georgia facility which will be closed.

The business and net assets of ACS were acquired in the second quarter of 1996 at a cost of approximately $10,746,000. ACS is a manufacturer and distributor of production components and is headquartered in Decatur, Alabama.

In 1996, the Board of Directors authorized the purchase of up to 1,000,000 shares of the Company's common stock, of which 187,500 shares were purchased for approximately $4,062,000 during 1997 and 292,000 shares were purchased for approximately $6,386,000 in 1996.

Also, during 1996, the remaining 86,000 shares relative to the 1994 authorization noted below, were purchased for $2,095,000. In 1994, the Board of Directors authorized the purchase of up to 1,500,000 shares of the Company's common stock. During 1995, 917,500 shares were purchased for approximately $24,085,000, relative to the 1994 share authorization. Funds to purchase these shares were provided by investments and cash flows from operations.

The Company has developed a plan to modify its information technology to recognize the year 2000 issue. The year 2000 issue involves computer programs which are unable to distinguish between the year 1900 and the year 2000. The Company has begun converting its critical data processing systems and expects the project to be completed by early 1999 at a cost of $200,000 to $300,000. This estimate includes internal costs, but excludes the costs to upgrade and replace systems in the normal course of business. This project is not expected to have a significant impact on operations. As of December 31, 1997, approximately $100,000 of expense had been incurred.

IMPACT OF INFLATION AND CHANGING PRICES

The Company has continued to pass most increases in product costs on to its customers and, accordingly, such increases have not materially impacted gross margins. The impact from inflation has been more significant on the Company's fixed and semi-variable operating expenses, primarily wages and benefits, although to a lesser degree in recent years due to moderate inflation levels.

Although the Company expects that future costs of replacing warehouse and distribution facilities will increase due to inflation, such higher costs are not anticipated to have a material effect on future earnings.

Item 8.  Financial Statements and Supplementary Data.

         The following information is presented in this report:

                 Report of Independent Auditors

                 Consolidated Balance Sheets as of December 31, 1997 and 1996.

                 Consolidated Statements of Income for the Years ended December 31, 1997, 1996 and 1995.

                 Consolidated Statements of Changes in Stockholders' Equity for the Years ended December 31, 1997, 1996 and 1995.

                 Consolidated Statements of Cash Flows for the Years ended December 31, 1997, 1996 and 1995.

                 Notes to Consolidated Financial Statements.

                 Schedule II



                                    Report of Independent Auditors


To the Shareholders and Board of Directors
Lawson Products, Inc.

We have audited the accompanying consolidated balance sheets of Lawson Products, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a).

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lawson Products, Inc. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                    Ernst & Young LLP



Chicago, Illinois
February 27, 1998


                                                LAWSON PRODUCTS, INC.
                                             CONSOLIDATED BALANCE SHEETS
                                                                                  December 31,
                                                                         1997                     1996

ASSETS
Current assets:
   Cash and cash equivalents                                            $ 10,247,568             $ 14,515,158
   Marketable securities                                                  11,637,521               14,266,412
   Accounts receivable, less allowance
     for doubtful accounts (1997-$1,423,902;
     1996-$1,357,662)                                                     33,714,165               30,326,067
   Inventories   41,788,322                                               37,047,114
   Miscellaneous receivables                                               2,972,544                2,812,809
   Prepaid expenses                                                        2,788,143                3,526,375
   Deferred income taxes                                                     836,000                  606,000

                 Total Current Assets                                    103,984,263              103,099,935

Property, plant and equipment, at
  cost, less allowances for
  depreciation and amortization
  (1997-$27,862,855; 1996-$24,634,950)                                    40,963,035               40,052,534

Other assets:
   Marketable securities                                                  21,713,267               13,452,931
   Investments in real estate                                              3,730,664                3,304,664
   Cash value of life insurance                                           12,054,380               10,361,091
   Deferred income taxes                                                   4,447,000                3,758,000
   Other                                                                   2,081,806                1,132,684
                                                                          44,027,117               32,009,370

                                                                        $188,974,415             $175,161,839

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                     $  4,928,689             $  6,006,695
   Accrued expenses and other
     liabilities                                                          17,901,997               15,850,415
   Income taxes     1,640,795                                              2,492,934

                 Total Current Liabilities                                24,471,481               24,350,044

Noncurrent liabilities and
  deferred credits:
   Accrued liability under security
     bonus plans                                                          14,000,016               12,886,934
   Deferred compensation and other liabilities                            10,577,531                9,178,649

                                                                          24,577,547               22,065,583

Stockholders' equity:
   Preferred Stock, $1 par value:
     Authorized-500,000 shares
     Issued and outstanding-None                                                   -                        -
   Common Stock, $1 par value:
     Authorized-35,000,000 shares
     Issued-1997-11,135,233 shares;
     1996-11,311,464 shares                                               11,135,233               11,311,464
   Capital in excess of par value                                            769,738                  512,008
   Retained earnings                                                     128,708,111              117,234,229
                                                                         140,613,082               129,057,701

Foreign currency translation
  adjustment                                                              (1,250,695)                 (819,489)
Unrealized gain on marketable securities                                     563,000                  508,000
                                                                         139,925,387              128,746,212

                                                                        $188,974,415             $175,161,839


                 See notes to consolidated financial statements


                              LAWSON PRODUCTS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                                                                  Year ended December 31,
                                                                      1997                   1996                 1995

Net sales                                                            $278,144,321           $250,289,124         $223,537,182
Interest and dividend income                                            1,285,809              1,499,993            1,671,383
Other income - net                                                        573,747                362,282              977,451
                                                                      280,003,877            252,151,399          226,186,016

Cost of goods sold                                                     95,985,602             81,116,518           63,535,746
Selling, general and administrative expenses                          147,235,497            136,265,322          126,839,711
Interest expense                                                           31,280                 25,596               10,271
Provision for doubtful accounts                                         1,028,221                859,326              985,259
                                                                      244,280,600            218,266,762          191,370,987

                 Income Before Income Taxes                            35,723,277             33,884,637           34,815,029

Federal and state income taxes (benefit):
    Current                                                            15,306,000             14,610,000           14,472,000
    Deferred                                                             (933,000)              (720,000)            (777,000)
                                                                       14,373,000             13,890,000           13,695,000
                 Net Income                                          $ 21,350,277           $ 19,994,637         $ 21,120,029

Basic and Diluted Net Income
  Per share of Common Stock                                                 $1.91                  $1.73                $1.75


                 See notes to consolidated financial statements


                              Lawson Products, Inc.
                           Consolidated Statements of
                         Changes in Stockholders' Equity

                                                                                                                         Unrealized
                                       Common           Capital                            Cost of           Foreign     Gain (Loss)
                                       Stock,        in excess of                           Common          Currency         on
                                       $1 par             par            Retained          Stock in        Translation    Marketable
                                       value             value           Earnings          Treasury        Adjustment    Securities

 Balance at January 1, 1995     $   17,097,490    $     716,111    $  195,609,232    $  (80,884,205)   $   (1,087,159)  $ (221,000)
 Net income                                                            21,120,029
 Cash dividends declared                                               (6,076,922)
 Stock issued under employee
   stock plans                             300            4,551
 Purchase of common stock                                                               (24,085,282)
 Retirement of treasury stock       (5,411,176)        (226,879)      (99,331,432)      104,969,487
 Translation adjustment                                                                                      (73,568)
 Unrealized gain on marketable
   securities                                                                                                               691,000
 Balance at December 31, 1995       11,686,614          493,783       111,320,907                 -        (1,160,727)      470,000
 Net income                                                            19,994,637
 Cash dividends declared                                               (5,994,808)
 Stock issued under employee
   stock plans                           2,850           34,718
 Purchase of common stock                                                                (8,481,000)
 Retirement of treasury stock         (378,000)         (16,493)       (8,086,507)        8,481,000
 Translation adjustment                                                                                       341,238
 Unrealized gain on marketable
   securities                                                                                                                38,000
 Balance at December 31, 1996       11,311,464          512,008       117,234,229                 -          (819,489)      508,000
 Net income                                                            21,350,277
 Cash dividends declared                                               (6,010,507)
 Stock issued under employee
   stock plans                          11,269          266,217
 Purchase of common stock                                                                (4,061,875)
 Retirement of treasury stock         (187,500)          (8,487)       (3,865,888)        4,061,875
 Translation adjustment                                                                                      (431,206)
 Unrealized gain on marketable
   securities                                                                                                                55,000
 Balance at December 31, 1997   $   11,135,233    $     769,738    $  128,708,111    $            -    $   (1,250,695)   $  563,000

                 See notes to consolidated financial statements


LAWSON PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Year ended December 31,
                                                                           1997                   1996                 1995

Operating activities:
         Net income                                                       $ 21,350,277          $ 19,994,637          $ 21,120,029
         Adjustments to reconcile net income
           to net cash provided by operating
           activities:
                Depreciation and amortization                                5,019,437             4,014,251             3,349,186
                Provision for allowance for
                  doubtful accounts                                          1,028,221               859,326               985,259
                Deferred income taxes                                         (933,000)             (720,000)             (777,000)
                Deferred compensation and security
                  bonus plans                                                4,214,100             3,734,727             3,739,807
                Payments under deferred compensation
                  and security bonus plans                                  (1,604,352)           (1,068,542)           (1,509,086)
                Losses from sale of property,
                  plant and equipment                                          108,079               274,717                18,884
                Income from investments in real estate                        (506,000)             (232,500)             (148,000)
                Changes in operating assets and
                  liabilities
                (Exclusive of effect of acquisition):
                       Accounts receivable                                  (4,416,319)             (864,397)           (1,961,852)
                       Inventories                                          (4,741,208)           (3,965,081)             (243,629)
                       Prepaid expenses
                         and other assets                                   (2,224,583)           (2,265,095)           (2,248,330)
                       Accounts payable and
                         accrued expenses                                      886,109             2,751,842              (256,456)
                       Income taxes payable                                   (852,139)            1,531,104            (1,055,180)
                Other                                                         (348,976)              507,785               295,655

         Net Cash Provided by Operating Activities                          16,979,646            24,552,774            21,309,287

Investing activities:
         Additions to property, plant and equipment                         (5,894,656)           (4,820,724)           (3,020,330)
         Purchases of marketable securities                               (143,028,547)         (367,665,946)         (293,575,770)
         Proceeds from sale of marketable
           securities                                                      137,301,088           376,705,975           305,232,277
         Proceeds from sale of property,
           plant and equipment                                                   2,308                94,421                36,000
         Proceeds from life insurance policies                                       -               130,000               668,372
         Acquisition of Automatic Screw Machine
           Products, net of cash acquired of
           $240,545    -                                                   (10,506,472)                    -
         Other                                                                  80,000                80,000                80,000
         Net Cash (Used In) Provided by
           Investing Activities                                            (11,539,807)           (5,982,746)            9,420,549

Financing Activities:
         Purchases of common stock                                          (4,061,875)           (8,481,000)          (24,085,282)
         Proceeds from exercise of stock options                               277,486                37,568                 4,851
         Dividends paid                                                     (5,923,040)           (6,043,577)           (6,070,121)

         Net Cash Used in Financing Activities                              (9,707,429)          (14,487,009)          (30,150,552)

                Increase/(Decrease) in Cash and
                  Cash Equivalents                                          (4,267,590)            4,083,019               579,284
         Cash and Cash Equivalents at
           Beginning of Year                                                14,515,158            10,432,139             9,852,855

         Cash and Cash Equivalents at
           End of Year                                                   $  10,247,568         $  14,515,158         $  10,432,139


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

   Marketable Securities: Marketable equity securities and debt securities are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses, net of tax, recorded in stockholders' equity. Realized gains and losses, declines in value judged to be other-than-temporary, and interest and dividends are included in investment income. The cost of securities sold is based on the specific identification method.

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

   Foreign Currency Translation: The financial statements of foreign entities have been translated in accordance with Statement of Financial Accounting Standards No. 52 and, accordingly, unrealized foreign currency translation adjustments are reflected as a component of stockholders' equity. Realized foreign currency transaction gains and losses were not significant for the years ended December 31, 1997, 1996 and 1995.

   Income Per Share: In 1997, the Company adopted FASB Statement No. 128, "Earnings per Share," requiring dual presentation of basic and diluted income per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. All EPS amounts for all periods have been presented to conform to Statement 128 requirements. For all periods presented there was no difference between basic and diluted EPS.

   Reclassifications: Certain amounts have been reclassified in the 1995 and 1996 financial statements to conform with the 1997 presentation.

NOTE B-BUSINESS COMBINATION

Substantially all of the business and net assets of Assembly Component Systems, Inc. (ACS) were purchased by the Company on April 30, 1996 for cash of approximately $10,746,000. This transaction was accounted for as a purchase; accordingly, the accounts and transactions of the acquired company have been included in the consolidated financial statements since the date of acquisition. ACS manufactures precision machine components and distributes parts used in the assembly of original equipment.
Pro forma consolidated net sales for 1996, assuming the purchase had occurred as of January 1, 1996, would approximate $257,218,000. Pro forma net income or net income per share would not differ materially from reported amounts.

NOTE C-MARKETABLE SECURITIES

The following is a summary of the Company's investments at December 31 which are all classified as available-for-sale:


 (In thousands)                                             Gross              Gross
                                                         Unrealized          Unrealized         Estimated
 1997                                    Cost               Gains              Losses           Fair Value




 Obligations of states and
 political subdivisions
                                            $28,343                $ 56                 $1            $28,398

 Foreign government securities
                                              4,092                   -                  -              4,092
 Other debt securities                           44                   -                  -                 44

 Total debt securities                       32,479                  56                  1             32,534

 Equity securities                                6                 817                  6                817
                                            $32,485                $873                 $7            $33,351



 1996


 Obligations of states and
 political subdivisions
                                            $25,368                $252                 $1            $25,619
 Foreign government securities
                                              1,563                   -                -                1,563

 Total debt securities                       26,931                 252                  1             27,182

 Equity securities                                6                 537                  6                537
                                            $26,937                $789                 $7            $27,719


   The gross realized gains on sales totaled: $52,000, $128,000, and $116,000 in 1997, 1996 and 1995, respectively, and the gross realized losses totaled $7,000, $28,000 and $46,000, respectively. The net adjustment to unrealized holding gains included as a separate component of stockholders' equity, net of taxes, totaled $55,000 and $38,000 in 1997 and 1996, respectively.

   In 1996, the Company received equity shares on the conversion of certain mutual insurance companies, from which the Company held policies, to stock companies. These shares carry no cost.

   The amortized cost and estimated fair value of marketable securities at December 31, 1997, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of certain securities have the right to prepay obligations without prepayment penalties.


                                                                                              Estimated
 (In thousands)                                                             Cost              Fair Value


 Due in one year or less                                                        $11,169              $11,638

 Due after one year through five years                                           20,850               20,896
 Total debt securities                                                           32,479               32,534

 Equity securities                                                                    6                  817
                                                                                $32,485              $33,351

NOTE D-PROPERTY, PLANT AND EQUIPMENT

The cost of property, plant and equipment consists of:

                                                               1997                        1996

Land                                                            $ 6,072,718                $ 6,113,574
Buildings and improvements                                       34,162,854                 33,467,535
Machinery and equipment                                          19,855,003                 18,315,412
Furniture and fixtures                                            5,053,931                  4,962,178
Vehicles                                                            239,740                    218,593
Construction in Progress                                          3,441,644                  1,610,192
                                                                $68,825,890                $64,687,484

NOTE E-INVESTMENTS IN REAL ESTATE

The Company is a limited partner in two real estate limited partnerships. An affiliate of the Company has a 1.5% interest and 5% interest, respectively, as a general partner in the partnerships, which interests are subordinated to the Company's interests in distributable cash.

NOTE F-ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

                                                               1997                        1996

Salaries, commissions and
  other compensation                                            $ 7,051,691                $ 5,940,828
Accrued and withheld taxes,
  other than income taxes                                         2,002,092                  1,636,558
Accrued profit sharing
  contributions                                                   2,337,319                  1,944,232
Accrued self-insured health
  benefits                                                        1,300,000                  1,300,000
Cash dividends payable                                            1,558,933                  1,471,465
Other                                                             3,651,962                  3,557,332
                                                                $17,901,997                $15,850,415

NOTE G-STOCK PLAN

The Company's Incentive Stock Plan, As Amended (Plan), provides for the issuance of shares of Common Stock to officers and key employees pursuant to stock options, stock appreciation rights, stock purchase agreements and stock awards. At December 31, 1997, 648,666 shares of Common Stock were available for issuance under the Plan.

     The Plan permits the grant of incentive stock options, subject to certain limitations, with substantially the same terms as non-qualified stock options. Stock options are not exercisable within six months from date of grant and may not be granted at prices less than the fair market value of the shares at the dates of grant.

     Benefits may be granted under the Plan through December 16, 2006.

     Additional information with respect to the Plan is summarized as follows:

                                                                         Shares

                                                          1997             1996             1995

As of December 31:
   Options outstanding
    (per share:
     $22.50 to $29.75)                                  290,279          310,285            126,131
   Available for grant                                  348,587          349,587            536,591
   Options exercisable                                  149,026          123,281            126,131
For the year ended
   December 31:
 Options granted
    (per share:  1997-$27.00;
     1996-$22.50 to $23.25)                               1,000          187,004                  -

 Options exercised
    (per share:  1997, 1996
    and 1995-$16.17 to $27.50)                           11,269            2,850                300
Benefits cancelled/forfeited                              9,737                -                  -


     As of December 31, 1997, the Company has the following outstanding options:


                                                                       Weighted                Weighted
                           Options                                      Average                Average               Options
  Exercise Price         Outstanding                                Exercise Price          Remaining Life         Exercisable


      $22.50-$23.25            182,129                                         $22.55               8.5 years               41,876

        27.00-29.75            108,150                                          27.57               2.3                    107,150


Disclosure of pro forma information regarding net income and net income per share is required by FASB Statement No. 123, "Accounting for Stock-Based Compensation," and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using the Black-Scholes options pricing model with the following assumptions for 1997 and 1996, respectively: risk-free interest rates of 5.81% and 6.61%; dividend yields of 2.0% and 2.0%; volatility factors of the expected market price of the Company's common stock of 0.19 and 0.21; and a weighted-average expected life of the options of 8 years.

The weighted-average fair value of options granted was $7.77 for options granted in 1997 and $7.26 for options granted in 1996. Had compensation cost for the Company's stock options granted been determined based on the fair value at the date of grant, the Company's net income and basic and diluted net income per share would have been reduced to the pro forma amounts for 1997 and 1996, respectively, as follows: net income of $21,010,000 and $19,779,000; net income per share of $1.88 and $1.71.

The pro forma effect on net income for 1997 and 1996 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995 and an increased vesting period for grants made in 1996 and later.

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

     Provisions for profit sharing and security bonus plans aggregated $4,387,000, $3,946,000 and $3,890,000 for the years ended December 31, 1997,
1996 and 1995, respectively.

     The Company sponsors a 401(k) defined contribution savings plan. The plan, which is available to all employees, was provided to give employees a pre-tax investment vehicle to save for retirement. All contributions to the plan are made by plan participants.

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

                                                                     1997                          1996
Deferred Tax Assets:
Compensation and benefits                                             $ 9,399,000                 $ 8,541,000
Inventory                                                                 642,000                     492,000
Net operating loss carryforwards
  of subsidiary                                                         3,270,000                   2,800,000
Accounts receivable                                                       428,000                     419,000
    Total Deferred Tax Assets                                          13,739,000                  12,252,000
Valuation allowance for
  deferred tax assets                                                  (3,270,000)                 (2,800,000)
          Net Deferred Tax Assets                                      10,469,000                   9,452,000

Deferred Tax Liabilities:
Property, plant & equipment                                             1,489,000                   1,416,000
Investments in real estate                                              3,163,000                   3,163,000
Marketable securities                                                     303,000                     274,000
Other                                                                     231,000                     235,000
    Total Deferred Tax Liabilities                                      5,186,000                   5,088,000
          Total Net Deferred Tax
            Assets                                                    $ 5,283,000                 $ 4,364,000

The provisions for income taxes for the years ended December 31, consist of the following:

                                           1997                      1996                     1995

Current:
   Federal                                  $12,568,000               $11,733,000              $11,657,000
   State                                      2,738,000                 2,877,000                2,815,000
                                             15,306,000                14,610,000               14,472,000
Deferred benefit                               (933,000)                 (720,000)                (777,000)
                                            $14,373,000               $13,890,000              $13,695,000

The reconciliation between the effective income tax rate and the statutory federal rate is as follows:

                                                        1997                  1996                  1995

Statutory federal rate                                  35.0%                 35.0%                 35.0%
Increase (decrease)
  resulting from:
   State income taxes,
     net of federal income
     tax benefit                                         5.0                   5.5                   5.3
   Non-taxable dividend
     and interest income                                (1.6)                 (1.1)                 (1.4)
   Foreign loss                                          1.9                   2.2                   1.7
   Other items                                           (.1)                  (.6)                 (1.3)
Provision for income taxes                              40.2%                 41.0%                 39.3%


Income taxes paid for the years ended December 31, 1997, 1996 and 1995 amounted to $16,078,000, $12,944,000 and $15,327,000, respectively.

NOTE J-COMMITMENTS

The Company's minimum rental commitments, principally for equipment, under noncancelable leases in effect at December 31, 1997 amounted to approximately $2,762,000. Such rentals are payable as follows: 1998-$1,074,000; 1999-
$916,000; 2000-$520,000 and 2001 and thereafter-$252,000.

     Total rental expense for the years ended December 31, 1997, 1996 and 1995 amounted to $1,647,000, $1,402,000 and $1,087,000.

NOTE K   SUMMARY OF UNAUDITED QUARTERLY RESULTS OF OPERATIONS

Unaudited quarterly results of operations for the years ended December 31, 1997 and 1996 are summarized as follows:

                                                  Quarter ended
1997                                       Mar. 31             Jun. 30            Sept. 30          Dec. 31*
(In thousands, except per share data)

Net sales                                  $65,883             $70,390             $71,420             $70,451
Cost of goods sold                          22,731              24,105              24,331              24,818
Income before income
  taxes                                      7,949               9,463              10,044               8,268
Provision for income
  taxes                                      3,227               3,814               4,165               3,167
Net income                                   4,722               5,649               5,879               5,101
Basic and diluted net
  income per share
  of common stock                             $.42                $.51                $.53                $.46
Diluted weighted average
  shares outstanding                        11,209              11,140              11,157              11,181

                                                    Quarter ended
1996                                       Mar. 31             Jun. 30            Sept. 30          Dec. 31*
(In thousands, except per share data)

Net sales                                  $56,108             $63,479             $66,303             $64,399
Cost of goods sold                          16,678              20,752              22,856              20,831
Income before income
  taxes                                      6,789               8,104               8,271              10,721
Provision for income
  taxes                                      2,765               3,375               3,443               4,307
Net income                                   4,024               4,729               4,828               6,414
Basic and diluted net
  income per share
  of common stock                             $.35                $.41                $.42                $.56
Diluted weighted average
  shares outstanding                        11,623              11,601              11,602              11,458

*Inventories and cost of goods sold during interim periods are determined
through the use of estimated gross profit rates.   The difference between actual
and estimated gross profit rates used for the interim periods is adjusted in the fourth quarter.  In 1997, this adjustment decreased net income by approximately
$438,000, while in 1996, this adjustment increased net income by approximately
$528,000.  Also, the fourth quarter of 1996 reflects adjustments to certain accrued expenses which increased net income by $514,000.


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

                        VALUATION AND QUALIFYING ACCOUNTS

                      Column A                            Column B           Column C            Column D              Column E
                                                                             Additions

                                                      Balance at         Charged to
                                                     Beginning of         Costs and         Deductions-          Balance at End
                  Description                           Period            Expenses          Describe(A)            of Period

 Allowance deducted from assets to
   which it applies:
     Allowance for doubtful accounts:

       Year ended December 31, 1997                  $1,357,662        $1,028,221            $961,981               $1,423,902
       Year ended December 31, 1996                   1,111,337           859,326             613,001                1,357,662
       Year ended December 31, 1995                   1,127,017           985,259           1,000,939                1,111,337

Note A - Uncollected receivables written off, net of recoveries.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

          a.  Executive Officers

          The executive officers of the Company, all of whose terms of office expire on May 12, 1998, are as follows:

                                                   Year First             Other Offices Held
Name and Present                                   Elected to              During the Past
Position with Company                 Age        Present Office                Five Years

Sidney L. Port,                       87         1977                     *
Chairman of the
Executive Committee
and Director

Bernard Kalish,                       60         1989                     *
Chief Executive
Officer, Chairman of
the Board and Director

Peter G. Smith,                       59         1989                     *
President,
Chief Operating
Officer and Director

Jeffrey B. Belford                    51         1989                     *
Executive Vice
President--Operations

Hugh Allen,                           62         1997                     Executive Vice
Senior Executive Vice                                                     President - - Sales
President--Sales                                                          and Marketing from
and Marketing                                                             1991 to 1997.

Roger Cannon                          49         1997                     Vice President - -
Executive Vice President                                                  Central Field Sales
Sales Marketing                                                           from 1991 to 1997.

James Smith,                          57         1996                     Mr. Smith was Vice
Vice President--                                                          President, Personnel
Human Resources                                                           from 1995 to 1996.  Prior to 1995, Mr. Smith was Manager,
                                                                          Human Resources since he joined the Company in 1993.

Jerome Shaffer,                       70         1987                     *
Vice President,
Treasurer and Director

Joseph L. Pawlick,                    55         1987                     *
Vice President and
Controller and Assistant
Secretary

_______________

* These persons have held the indicated positions for at least five years.


          b.  Directors

          The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 1998, under the caption "Election of Directors," which information is incorporated herein by reference.

Item 11.  Executive Compensation.

          The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 1998, under the caption "Remuneration of Executive Officers," which information is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

          The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 1998 under the caption "Securities Beneficially Owned by Principal Stockholders and Management," which information is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions.

          The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 1998 under the caption "Election of Directors," which information is incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.

(a) (1)   Financial Statements

     The following information is presented in this report:

          Consolidated Balance Sheets as of December 31, 1997 and 1996.

          Consolidated Statements of Income for the Years ended December 31, 1997, 1996 and 1995.

          Consolidated Statements of Changes in Stockholders' Equity for the Years ended December 31, 1997, 1996 and 1995.

          Consolidated Statements of Cash Flows for the Years ended December 31, 1997, 1996 and 1995.

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

        *10(C)(4.1) Second Amendment to Employment Agreement dated as of August
                    1, 1996, incorporated herein by reference to Exhibit 10(c)(4.1) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

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

        *10(c)(6.1) First Amendment to Employment Agreement dated as of August
                    1, 1996, incorporated herein by reference from Exhibit 10(c)(6.1) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

        *10(c)(7)   Amended and Restated Executive Deferral Plan,
                    incorporated herein by reference from Exhibit
                    10(c)(7) to the Company's Annual Report on
                    Form 10-K for the fiscal year ended December
                    31, 1995.

* Indicates management employment contracts or compensatory plans or arrangements.

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

                             LAWSON PRODUCTS, INC.


Date:  March 25, 1998
                             By /s/ Bernard Kalish
                                Bernard Kalish, Chairman
                               and Chief Executive Officer

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

/s/ James T. Brophy       Director               March 25, 1998
James T. Brophy

/s/ Hugh Allen            Director
Hugh Allen

/s/ Ronald B. Port, M.D.  Director
Ronald B. Port, M.D.

/s/ Sidney L. Port        Director
Sidney L. Port

/s/ Robert G. Rettig      Director
Robert G. Rettig

/s/ Peter G. Smith        Director
Peter G. Smith

/s/ Robert J. Washlow     Director and Secretary
Robert J. Washlow

                                  EXHIBIT INDEX


Exhibit
Number                     Description of Exhibit

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

10(c)(4.1)Second Amendment to Employment Agreement dated as of August 1, 1996, incorporated herein by reference to
          Exhibit 10(c)(4.1) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

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

10(c)(6.1)First Amendment to Employment Agreement dated as of August 1, 1996, incorporated herein by reference from
          Exhibit 10(c)(6.1) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

Exhibit
Number                     Description of Exhibit

10(c)(7) Amended and Restated Executive Deferral Plan, incorporated herein by reference from Exhibit 10(c)(7) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

11        Statement regarding computation of per share earnings.

21        Subsidiaries of the Company.

23        Consent of Ernst & Young LLP.

27        Financial Data Schedule