Form 10-Q
period 1998-03-31
LAWSON PRODUCTS INC/NEW/DE/
filed 1998-05-12
CIK 703604

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D. C.  20549

               ----------------------------------

                            FORM 10-Q

          Quarterly Report under Section 13 or 15(d) of
               The Securities Exchange Act of 1934

               ----------------------------------

For Quarter Ended March 31, 1998      Commission file no. 0-10546

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
11,135,533 Shares, $1 par value, as of April 17, 1998.

                     LAWSON PRODUCTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

 (Amounts in thousands)                                                   March 31,           December 31,
                                                                            1998                  1997
                                                                         (unaudited)
 ASSETS
 Current Assets:
    Cash and cash equivalents                                        $           16,135    $          10,248
    Marketable securities                                                        13,720               11,638
    Accounts receivable, less allowance for
      doubtful accounts                                                          33,933               33,714
    Inventories (Note B)                                                         43,005               41,788
    Miscellaneous receivables and prepaid
      expenses                                                                    6,195                5,760
    Deferred income taxes                                                           843                  836
               Total Current Assets                                             113,831              103,984

 Marketable securities                                                           17,656               21,713
 Property, plant and equipment, less
   allowances for depreciation and
   amortization                                                                  42,233               40,963
 Investments in real estate                                                       3,843                3,731
 Deferred income taxes                                                            4,942                4,447
 Other assets                                                                    14,895               14,136
               Total Assets                                          $          197,400    $         188,974

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
    Accounts payable                                                 $            6,255    $           4,928
    Accrued expenses and other liabilities                                       17,686               17,902
    Income taxes                                                                  4,934                1,641
               Total Current Liabilities                                         28,875               24,471

 Accrued liability under security bonus plans                                    14,233               14,000
 Other                                                                           10,799               10,578
                                                                                 25,032               24,578

 Stockholders' Equity:
    Preferred Stock, $1 par value:
        Authorized - 500,000 shares
        Issued and outstanding - None                                               ---                  ---
    Common Stock, $1 par value:
        Authorized - 35,000,000 shares
        Issued - (1998 - 11,135,533 shares;
          1997 - 11,135,233 shares)                                              11,136               11,135

    Capital in excess of par value                                                  777                  770

    Retained earnings                                                           131,672              128,708

    Accumulated other comprehensive income                                          (92)                (688)
               Total Stockholders' Equity                                       143,493              139,925

               Total Liabilities and Stockholders'
                 Equity                                              $          197,400    $         188,974



See notes to condensed consolidated financial statements.


                     LAWSON PRODUCTS, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                   (UNAUDITED)

(Amounts in thousands, except per share data)

                                                                                   For the
                                                                              Three Months Ended
                                                                                    March 31,
                                                                               1998             1997

 Net sales                                                                $       70,363   $       65,883
 Investment and other income                                                         641              418
                                                                                  71,004           66,301

 Cost of goods sold (Note B)                                                      24,828           22,731
 Selling, general and administrative expenses                                     38,448           35,621
                                                                                  63,276           58,352

 Income before income taxes                                                        7,728            7,949

 Provision for income taxes                                                        3,205            3,227

 Net income                                                               $        4,523   $        4,722

 Net income per share of common stock:
    Basic                                                                 $         0.41   $         0.42

    Diluted                                                               $         0.40   $         0.42

 Cash dividends declared per share of common stock                        $         0.14   $         0.13

 Weighted average shares outstanding:
    Basic                                                                         11,135           11,209

    Diluted                                                                       11,175           11,209



See notes to condensed consolidated financial statements.


                     LAWSON PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


(Amounts in thousands)

                                                                                        For the
                                                                                   Three Months Ended
                                                                                       March 31,
                                                                                1998               1997
 Operating activities:
    Net income                                                            $        4,523    $          4,722
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                              1,403               1,111
        Changes in operating assets and liabilities                                1,330              (1,586)
        Other                                                                        517                 478

    Net Cash Provided by Operating Activities                                      7,773               4,725

 Investing activities:
    Additions to property, plant and equipment                                    (2,601)             (1,339)
    Purchases of marketable securities                                           (59,005)            (61,986)
    Proceeds from sale of marketable securities                                   61,171              61,080
    Other                                                                            100                 ---

    Net Cash Used in Investing Activities                                           (335)             (2,245)

 Financing activities:
    Purchases of treasury stock                                                      ---              (3,761)
    Dividends paid                                                                (1,559)             (1,508)
    Other                                                                              8                 ---
    Net Cash Used in Financing Activities                                         (1,551)             (5,269)

        Increase/(Decrease) in Cash and Cash                                       5,887              (2,789)
          Equivalents

    Cash and Cash Equivalents at Beginning of
      Period                                                                      10,248              14,515

        Cash and Cash Equivalents at End of Period                        $       16,135    $         11,726



See notes to condensed consolidated financial statements.


                             Part I

  NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

A) As contemplated by the Securities and Exchange Commission, the accompanying consolidated financial statements and footnotes have been condensed and therefore, do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company's Annual Report to Stockholders for the year ended December 31, 1997. The Condensed Consolidated Balance Sheet as of March 31, 1998, the Condensed Consolidated Statements of Income for the three month periods ended March 31, 1998 and 1997 and the Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 1998 and 1997 are unaudited. In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) have been made, which are necessary to present fairly the results of operations for the interim periods. Operating results for the quarter ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

B) Inventories (consisting of primarily finished goods) at March 31, 1998 and cost of goods sold for the three month periods ended March 31, 1998 and 1997 were determined through the use of estimated gross profit rates.

C) As of January 1, 1998, the Company adopted FASB Statement 130, Reporting Comprehensive Income, (SFAS 130). SFAS 130 establishes new rules for reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company s net income or stockholders equity. SFAS 130 requires unrealized gains or losses on the Company s available-for-sale securities and foreign currency translation adjustments to be included in other comprehensive income, which prior to adoption were reported separately in stockholders equity.

Total comprehensive income and its components, net of related tax, for the first quarter of 1998 and 1997 are as follows:

                                                               1998        1997
Net income                                                  $4,522,749  $4,722,157
Unrealized gains(losses) on securities                         148,000    (130,000)
Foreign currency translation
  adjustments                                                  447,858    (241,921)
Comprehensive income                                        $5,118,607  $4,350,236


The components of accumulated other comprehensive income, net of related tax, at March 31, 1998 and December 31, 1997 are as follows:

                                               1998        1997
Unrealized gain on securities               $   711,000  $   563,000
Foreign currency translation
  adjustments                                  (802,837)  (1,250,695)
Accumulated other
  comprehensive income                      $   (91,837) $  (687,695)


In June 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information (SFAS 131), which is effective for years beginning after December 15, 1997. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements retroactively in 1998. Management has not completed its review of SFAS 131, but does not anticipate that the adoption of the statement will have a significant effect on the Company s reported financial disclosures.

D) Earnings per Share

The calculation of dilutive weighted average shares outstanding at March 31, 1998 and 1997 are as follows:

                                                         1998          1997
  Basic weighted average shares
    outstanding                                       11,135,383    11,209,214
  Dilutive impact of options
    outstanding                                           39,388          ---
  Dilutive weighted average
    shares outstanding                                11,174,771    11,209,214


                     Independent Accountants  Review Report


Board of Directors
Lawson Products, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Lawson Products, Inc. and subsidiaries as of March 31, 1998 and the related condensed consolidated statements of income and cash flows for the three month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Lawson Products, Inc. as of December 31, 1997, and the related consolidated statements of income, changes in stockholders equity and cash flows for the year then ended, not presented herein, and in our report dated February 27, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                   ERNST & YOUNG LLP

April 17, 1998



ITEM 2         MANAGEMENT'S DISCUSSION AND ANALYSIS

Net sales for the three month period ended March 31, 1998 increased 6.8% to $70,363,000 relative to the similar period of 1997. The sales gain reflects increased contribution from substantially all Lawson operations.

Net income declined 4.8% to $4,523,000 ($.40 per diluted share) for the three months ended March 31, 1998 from $4,723,000 ($.42 per share) for the comparable period of 1997. This decrease is primarily attributable to lower gross margins and higher selling costs due to a restructuring of the sales force in the first quarter, which more than offset the gains in net sales noted above. Per share net income for 1998 and 1997 was positively impacted by the Company s share repurchase program.

Cash flows provided by operations for the three months ended March 31, 1998 increased to $7,773,000 from $4,725,000 in the similar period of the prior year. This increase was due primarily to an increase in operating liabilities (principally accounts payable and income taxes payable), which more than offset the decline in net income from the comparable period of 1997. Current investments and cash flows from operations are expected to be sufficient to finance the Company's future growth, cash dividends and capital expenditures. Additions to property, plant and equipment were $2,601,000 and $1,339,000, respectively, for the three months ended March 31, 1998 and 1997. Capital expenditures during 1998 primarily reflect costs incurred relative to the construction of a new Lawson outbound facility in Atlanta, Georgia and purchases of computer related equipment. The new facility, expected to be completed during 1999 at a cost of approximately $7,000,000, will be used in place of the Norcross, Georgia facility, which will be closed. Capital expenditures during 1997 primarily reflect costs incurred for the completion of the facilities expansion at the Company s specialty chemical subsidiary, Drummond American Corporation. This project was completed at a cost of approximately $3,000,000.

In 1996, the Board of Directors authorized the purchase of up to 1,000,000 shares of the Company s common stock. No shares were purchased during 1998, while during the first three months of 1997, the Company expended $3,761,000 to acquire 174,000 shares under the 1996 stock repurchase program. To date, 479,500 shares have been purchased relative to the 1996 stock repurchase program. All treasury shares purchased as of March 31, 1998 have been retired.



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


                                      LAWSON PRODUCTS, INC.
                                          (Registrant)



Dated April 17, 1998            /s/ Bernard Kalish
                                    Bernard Kalish
                                    Chairman of the Board



Dated April 17, 1998            /s/ Joseph L. Pawlick
                                    Joseph L. Pawlick
                                    Vice President and Controller