Form 10-Q
period 1998-06-30
LAWSON PRODUCTS INC/NEW/DE/
filed 1998-08-11
CIK 703604

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D. C.  20549

               ----------------------------------

                            FORM 10-Q

          Quarterly Report under Section 13 or 15(d) of
               The Securities Exchange Act of 1934

               ----------------------------------

For Quarter Ended June 30, 1998   Commission file no. 0-10546

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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
11,135,633 Shares, $1 par value, as of July 17, 1998.


                     LAWSON PRODUCTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
 (Amounts in thousands, except per share data)                            June 30,            December 31,
                                                                            1998                  1997
                                                                         (UNAUDITED)
 ASSETS
 Current Assets:
    Cash and cash equivalents                                        $           14,905    $          10,248
    Marketable securities                                                        13,660               11,638
    Accounts receivable, less allowance for
      doubtful accounts                                                          33,883               33,714
    Inventories (Note B)                                                         43,875               41,788
    Miscellaneous receivables and prepaid
      expenses                                                                    7,736                5,760
    Deferred income taxes                                                           856                  836
               Total Current Assets                                             114,915              103,984

 Marketable securities                                                           13,228               21,713
 Property, plant and equipment, less
   allowances for depreciation and
   amortization                                                                  41,829               40,963
 Investments in real estate                                                       3,956                3,731
 Deferred income taxes                                                            4,727                4,447
 Other assets                                                                    14,861               14,136

               Total Assets                                          $          193,516    $         188,974

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
    Accounts payable                                                 $            5,363    $           4,928
    Accrued expenses and other liabilities                                       16,277               17,902
    Income taxes                                                                  1,243                1,641
               Total Current Liabilities                                         22,883               24,471

 Accrued liability under security bonus plans                                    14,572               14,000
 Other                                                                            9,595               10,578
                                                                                 24,167               24,578

 Stockholders' Equity:
    Preferred Stock, $1 par value:
        Authorized - 500,000 shares
        Issued and outstanding - None                                               ---                  ---
    Common Stock, $1 par value:
        Authorized - 35,000,000 shares
        Issued - (1998 - 11,135,633 shares;
          1997 - 11,135,233 shares)                                              11,136               11,135

    Capital in excess of par value                                                  780                  770

    Retained earnings                                                           134,842              128,708

    Accumulated other comprehensive income                                         (292)                (688)
               Total Stockholders' Equity                                       146,466              139,925

               Total Liabilities and Stockholders'
                 Equity                                              $          193,516    $         188,974



See notes to condensed consolidated financial statements.


                     LAWSON PRODUCTS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

(Amounts in thousands, except per share data)

                                                                    For the Three                  For the Six
                                                                     Months Ended                  Months Ended
                                                                       June 30,                      June 30,
                                                                  1998          1997           1998           1997
 Net sales                                                    $72,535       $70,390       $142,897        $136,273
 Investment and other income                                      636           362          1,278             780
                                                               73,171        70,752        144,175         137,053

 Cost of goods sold (Note B)                                  24,876        24,105          49,704          46,836
 Selling, general and administrative
 expenses                                                     40,028        37,184          78,476          72,805
                                                              64,904        61,289         128,180         119,641

 Income before income taxes                                    8,267         9,463          15,995          17,412

 Provision for income taxes                                    3,538         3,814           6,743           7,041

 Net income                                                   $4,729        $ 5,649       $  9,252        $ 10,371

 Net income per share of common stock:
    Basic                                                     $  0.42       $  0.51       $  0.83         $  0.93

    Diluted                                                   $  0.42       $  0.51       $  0.83         $  0.93

 Cash dividends declared per share of
 common stock                                                 $  0.14       $  0.13       $  0.28         $  0.26

 Weighted average shares outstanding:
    Basic                                                     11,136        11,128        11,135          11,173

    Diluted                                                   11,161        11,140        11,167          11,179



See notes to condensed consolidated financial statements.



                     LAWSON PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

(Amounts in thousands)

                                                                                        For the
                                                                                    Six Months Ended
                                                                                        June 30,
                                                                                1998               1997
 Operating activities:
    Net income                                                            $        9,252    $         10,371
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                              2,789               2,463
        Changes in operating assets and liabilities                               (7,568)            (10,814)
        Other                                                                      (183)               1,072

    Net Cash Provided by Operating Activities                                      4,290               3,092

 Investing activities:
    Additions to property, plant and equipment                                    (3,504)             (2,711)
    Purchases of marketable securities                                          (102,548)            (91,284)
    Proceeds from sale of marketable securities                                  109,201              94,854
    Other                                                                            325                  40

    Net Cash Provided by Investing Activities                                      3,474                 899

 Financing activities:
    Purchases of treasury stock                                                      ---              (4,062)
    Dividends paid                                                                (3,118)             (2,919)
    Other                                                                             11                  12

    Net Cash Used in Financing Activities                                         (3,107)             (6,969)

        Increase/(Decrease) in Cash and Cash                                       4,657              (2,978)
          Equivalents

    Cash and Cash Equivalents at Beginning of
      Period                                                                      10,248              14,515

        Cash and Cash Equivalents at End of Period                        $       14,905    $         11,537



See notes to condensed consolidated financial statements.


                             Part I

  NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

A) As contemplated by the Securities and Exchange Commission, the accompanying consolidated financial statements and footnotes have been condensed and therefore, do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company's Annual Report to Stockholders for the year ended December 31, 1997. The Condensed Consolidated
Balance Sheet as of June 30, 1998, the Condensed Consolidated Statements of Income for the three and six month periods ended June 30, 1998 and 1997 and the Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 1998 and 1997 are unaudited. In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) have been made, which are necessary to present fairly the results of operations for the interim periods. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

B) Inventories (consisting of primarily finished goods) at June 30, 1998 and cost of goods sold for the three and six month periods ended June 30, 1998 and 1997 were determined through the use of estimated gross profit rates.

C) As of January 1, 1998, the Company adopted FASB Statement 130, "Reporting Comprehensive Income," (SFAS 130). SFAS 130 establishes new rules for reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale marketable securities and foreign currency translation adjustments to be included in other comprehensive income, which prior to adoption were reported separately in stockholders' equity.

Total comprehensive income and its components, net of related tax, for the first three and six months of 1998 and 1997 are as follows:

                                                           Three months ended June 30
                                                                 1998        1997
Net income                                                  $4,728,753  $ 5,648,375
Unrealized gains on marketable
  securities                                                    18,000       48,000
Foreign currency translation
  adjustments                                                 (217,917)      58,728
Comprehensive income                                        $4,528,836  $ 5,755,103


                                                              Six months ended June 30
                                                                1998        1997
Net income                                                  $9,251,502  $10,370,532
Unrealized gains(losses) on marketable
  securities                                                   166,000      (82,000)
Foreign currency translation
  adjustments                                                  229,951     (183,193)
Comprehensive income                                        $9,647,453  $10,105,339


The components of accumulated other comprehensive income, net of related tax, at June 30, 1998 and December 31, 1997 are as follows:


                                                                 1998         1997
Unrealized gain on marketable
  securities                                               $   729,000   $   563,000
Foreign currency translation
  adjustments                                               (1,020,744)   (1,250,695)
Accumulated other
  comprehensive income                                     $  (291,744)  $  (687,695)


In June 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information (SFAS 131), which is effective for years beginning after December 15, 1997. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements retroactively in 1998. Management has not completed its review of SFAS 131, but does not anticipate that the adoption of the statement will have a significant effect on the Company's reported financial disclosures.

D) Earnings per Share

The calculation of dilutive weighted average shares outstanding for the three and six months ended June 30, 1998 and 1997 are as follows:


                                                             Three months ended June 30
                                                                 1998        1997
  Basic weighted average shares
    outstanding                                                11,135,583  11,127,627
  Dilutive impact of options
    outstanding                                                    25,277      11,973
  Dilutive weighted average
    shares outstanding                                         11,160,860  11,139,600



                                                              Six months ended June 30
                                                                 1998        1997
  Basic weighted average shares
    outstanding                                                11,135,476  11,172,843
         Dilutive impact of options
    outstanding                                                    31,531       5,989

  Dilutive weighted average
    shares outstanding                                         11,167,007  11,178,832


                     Independent Accountants' Review Report


Board of Directors
Lawson Products, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Lawson Products, Inc. and subsidiaries as of June 30, 1998 and the related condensed consolidated statements of income and cash flows for the three month and six month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Lawson Products, Inc. as of December 31, 1997, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended, not presented herein, and in our report dated February 27, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                   ERNST & YOUNG LLP

July 17, 1998

ITEM 2         MANAGEMENT'S DISCUSSION AND ANALYSIS

Net sales for the three and six month periods ended June 30, 1998 advanced 3.0% to $72,535,000 and 4.9% to $142,897,000 relative to the comparable periods of 1997. The sales gains reflect increased contribution from substantially all Lawson operations.

Net income for the second quarter declined 16.3% to $4,729,000 ($.42 per diluted share) from $5,649,000 ($.51 per diluted share) for the comparable period of 1997. Net income for the six months ended June 30, 1998 decreased 10.8% to $9,252,000 ($.83 per diluted share) from $10,371,000 ($.93 per diluted share) for the similar period of 1997. These declines are primarily attributable to lower gross margins and higher selling costs due to a restructuring of the sales force, which more than offset the gains in net sales noted above. Per share net income was positively impacted by purchases in 1997 under the Company's share repurchase program.

Cash flows provided by operations for the six months ended June 30, 1998 increased to $4,290,000 from $3,092,000 in the comparable period of the prior year. This increase was due primarily to a smaller increase in operating assets (principally accounts receivable and inventories), which more than offset the decline in net income from the similar period of 1997. Current investments and cash flows from operations are expected to be sufficient to finance the Company's future growth, cash dividends and capital expenditures. Additions to property, plant and equipment were $3,504,000 and $2,711,000, respectively, for the six months ended June 30, 1998 and 1997. Capital expenditures during 1998 primarily reflect costs incurred relative to the construction of a new Lawson outbound facility in Atlanta, Georgia and purchases of computer related equipment. The new facility, expected to be completed during 1999 at a cost of approximately $7,000,000, will be used in place of the Norcross, Georgia facility, which will be closed. Capital expenditures during 1997 primarily reflect costs incurred for the completion of the facilities expansion at the Company's specialty chemical subsidiary, Drummond American Corporation. This project was completed at a cost of approximately $3,000,000.

In 1996, the Board of Directors authorized the purchase of up to 1,000,000 shares of the Company's common stock. No shares were purchased during 1998, while during the first six months of 1997, the Company expended $4,062,000 to acquire 187,500 shares under the 1996 stock repurchase program. To date, 479,500 shares have been purchased relative to the 1996 stock repurchase program. All treasury shares purchased as of June 30, 1998 have been retired.

                                     Part II

                        OTHER INFORMATION


Items 1, 2, 3 and 5 are inapplicable and have been omitted from this report.

Item 4.  Submission of Matters to a Vote of Security Holders.

         (a)  The annual meeting of stockholders of Lawson
Products, Inc. was held on May 12, 1998.

          (b)  Not applicable.

         (c1) Set forth below is the tabulation of the votes on each nominee for election as a director:

                                                   Withheld
                                       For         Authority
              Bernard Kalish        9,727,041      866,082
              Sidney L. Port        9,729,841      863,282
              Robert J. Washlow     9,735,116      858,007

         (c2) Set forth below is the tabulation of the votes on the stockholder proposal concerning the sale or merger of the Company:

                   For          Against       Abstain

                1,053,046      8,655,057      48,711

         (c3) Set forth below is the tabulation of the votes on the stockholder proposal concerning the elimination of a classified Board of Directors:

                   For          Against       Abstain

                2,755,894      6,963,112      37,808

          (d)  Not applicable.

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


                                      LAWSON PRODUCTS, INC.
                                          (Registrant)



Dated July 17, 1998            /s/ Bernard Kalish
                                   Bernard Kalish
                                   Chairman of the Board



Dated July 17, 1998            /s/ Joseph L. Pawlick
                                   Joseph L. Pawlick
                                   Vice President and Controller