Form 10-Q
period 1998-09-30
LAWSON PRODUCTS INC/NEW/DE/
filed 1998-11-12
CIK 703604

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D. C.  20549

               ----------------------------------

                            FORM 10-Q

          Quarterly Report under Section 13 or 15(d) of
               The Securities Exchange Act of 1934

               ----------------------------------

For Quarter Ended September 30, 1998 Commission file no. 0-10546

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 10,808,322 Shares, $1 par value, as of October 16, 1998.

                     LAWSON PRODUCTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


(Amounts in thousands, except per share data)            Sept. 30,  December 31,
                                                           1998        1997
                                                        ----------- ------------
                                                        (UNAUDITED)

ASSETS
Current Assets:
     Cash and cash equivalents .......................   $  14,346    $  10,248
     Marketable securities ...........................      11,576       11,638
     Accounts receivable, less allowance for
     doubtful accounts ...............................      35,660       33,714
     Inventories (Note B) ............................      44,326       41,788
     Miscellaneous receivables and prepaid
       expenses ......................................       8,975        5,760
     Deferred income taxes ...........................       1,122          836
                                                         ---------    ---------
                Total Current Assets .................     116,005      103,984

Marketable securities ................................      13,207       21,713
Property, plant and equipment, less
  allowances for depreciation and

  amortization .......................................      40,941       40,963
Investments in real estate ...........................       3,878        3,731
Deferred income taxes ................................       5,122        4,447
Other assets .........................................      14,871       14,136
                                                         ---------    ---------
                Total Assets .........................   $ 194,024    $ 188,974
                                                         =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable ................................   $   5,781    $   4,928
     Accrued expenses and other liabilities ..........      17,860       17,902
     Income taxes ....................................       1,743        1,641
                                                         ---------    ---------
                Total Current Liabilities ............      25,384       24,471
                                                          ---------    ---------

Accrued liability under security bonus plans .........      14,808       14,000
Other ................................................      10,153       10,578
                                                         ---------    ---------
                                                            24,961       24,578
                                                         ---------    ---------

Stockholders' Equity:
     Preferred Stock, $1 par value:
         Authorized - 500,000 shares
         Issued and outstanding - None ...............        --           --
     Common Stock, $1 par value:
         Authorized - 35,000,000 shares
         Issued and outstanding -
           (1998 - 10,853,322 shares;
            1997 - 11,135,233 shares) ................      10,853       11,135

     Capital in excess of par value ..................         763          770

     Retained earnings ...............................     132,677      128,708

     Accumulated other comprehensive income ..........        (614)        (688)
                                                         ---------    ---------
                Total Stockholders' Equity ...........     143,679      139,925
                                                         ---------    ---------

                Total Liabilities and Stockholders'
                  Equity .............................   $ 194,024    $ 188,974
                                                          =========    =========




See notes to condensed consolidated financial statements.


                     LAWSON PRODUCTS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

(Amounts in thousands, except per share data)

                                                             For the Three                     For the Nine
                                                              Months Ended                     Months Ended
                                                                Sept. 30,                        Sept. 30,
                                                         1998              1997              1998              1997
                                                    ---------------   --------------   ----------------   ---------
Net sales                                           $75,530           $71,420          $218,427           $207,693
Investment and other income                             592               408             1,870              1,188
                                                    -------           -------          --------           --------
                                                     76,122            71,828           220,297            208,881
                                                    -------           -------          --------           --------
Cost of goods sold (Note B)                          25,941            24,331            75,645             71,167
Selling, general and
  administrative expenses                            41,043            37,453           119,520            110,258
                                                    -------           -------          --------           --------
                                                     66,984            61,784           195,165            181,425
                                                    -------           -------          --------           --------
Income before income taxes                            9,138            10,044            25,132             27,456

Provision for income taxes                            3,884             4,165            10,627             11,206
                                                    -------           -------          --------           --------
Net income                                          $ 5,254           $ 5,879          $ 14,505           $ 16,250
                                                    =======           =======          ========           ========
Net income per share of common stock:
     Basic                                          $  0.48           $  0.53          $   1.31           $   1.46
                                                    =======           =======          ========           ========
     Diluted                                        $  0.48           $  0.53          $   1.30           $   1.45
                                                    =======           =======          ========           ========
Cash dividends declared per
share of common stock                               $  0.14           $  0.14          $   0.42           $   0.40
                                                    =======           =======          ========           ========
Weighted average shares
outstanding:
     Basic                                           11,054            11,125            11,103             11,158
                                                    =======           =======          ========           ========
     Diluted                                         11,057            11,157            11,125             11,174
                                                    =======           =======          ========           ========


See notes to condensed consolidated financial statements.


                     LAWSON PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

(Amounts in thousands)

                                                                For the
                                                            Nine Months Ended
                                                                Sept. 30,
                                                            1998         1997
                                                            ----         ----
Operating activities:
     Net income ......................................   $  14,505    $  16,250
     Adjustments to reconcile net income to net cash
        provided by operating activities:
         Depreciation and amortization ...............       4,196        3,746
         Changes in operating assets and liabilities .      (8,970)     (10,303)
         Other .......................................        (118)       1,875
                                                         ---------    ---------

     Net Cash Provided by Operating Activities .......       9,613       11,568
                                                          ---------    ---------
Investing activities:
     Additions to property, plant and equipment ......      (3,949)      (3,886)
     Purchases of marketable securities ..............    (172,749)    (118,637)
     Proceeds from sale of marketable securities .....     181,418      121,302
     Other ...........................................         629           40
                                                         ---------    ---------
     Net Cash Provided by/(Used in) Investing
      Activities .....................................       5,349       (1,181)
                                                         ---------    ---------
Financing activities:
     Purchases of treasury stock .....................      (6,201)      (4,062)
     Dividends paid ..................................      (4,677)      (4,366)
     Other ...........................................          14           17
                                                          ---------    ---------
     Net Cash Used in Financing Activities ...........     (10,864)      (8,411)
                                                          ---------    ---------
         Increase in Cash and Cash
           Equivalents ...............................       4,098        1,976
     Cash and Cash Equivalents at Beginning of
       Period ........................................      10,248       14,515
                                                         ---------    ---------
         Cash and Cash Equivalents at End of Period ..   $  14,346    $  16,491
                                                         =========    =========


See notes to condensed consolidated financial statements.

                             Part I

  NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

A) As contemplated by the Securities and Exchange Commission, the accompanying consolidated financial statements and footnotes have been condensed and therefore, do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company's Annual Report to Stockholders for the year ended December 31, 1997. The Condensed Consolidated Balance Sheet as of September 30, 1998, the Condensed Consolidated Statements of Income for the three and nine month periods ended September 30, 1998 and 1997 and the Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 1998 and 1997 are unaudited. In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) have been made, which are necessary to present fairly the results of operations for the interim periods. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

B) Inventories (consisting of primarily finished goods) at September 30, 1998 and cost of goods sold for the three and nine month periods ended September 30, 1998 and 1997 were determined through the use of estimated gross profit rates.

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

Total comprehensive income and its components, net of related tax, for the first three and nine months of 1998 and 1997 are as follows:

                                                    Three months ended
                                                       September 30
                                                    1998            1997
                                                    ----            ----
Net income                                       $5,253,716      $5,879,218
Unrealized gains(losses) on
  marketable securities                             (43,000)         63,000
Foreign currency translation
  adjustments                                      (279,928)        (99,170)
                                                 -----------     -----------
Comprehensive income                             $4,930,788      $5,843,048
                                                ===========      ==========

                                     Part I

         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

C) - Continued -

                                                     Nine months ended
                                                        September 30
                                                     1998            1997
                                                     ----            ----
Net income                                       $14,505,218    $16,249,750
Unrealized gains(losses) on
   marketable securities                             123,000        (19,000)
Foreign currency translation
  adjustments                                        (49,977)      (282,363)
                                                 ------------   ------------
Comprehensive income                             $14,578,241    $15,948,387
                                                 ============   ===========

The components of accumulated other comprehensive income, net of related tax, at September 30, 1998 and December 31, 1997 are as follows:

                                                      1998         1997

Unrealized gain on marketable
  securities                                        $686,000        $563,000
Foreign currency translation
  adjustments                                     (1,300,672)     (1,250,695)
                                                 ------------   ------------
Accumulated other
 comprehensive income                            $  (614,672)   $  (687,695)
                                                 ============   ============

In June 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information (SFAS 131). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements retroactively in 1998. Management has not completed its review of SFAS 131, but does not anticipate that the adoption of the statement will have a significant effect on the Company's reported financial disclosures.

                                     Part I

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

D) Earnings per Share

The calculation of dilutive weighted average shares outstanding for the three and nine months ended September 30, 1998 and 1997 are as follows:

                                                      Three months ended
                                                          September 30
                                                       1998        1997
  Basic weighted average shares
    outstanding                                    11,054,494   11,124,852
  Dilutive impact of options
    outstanding                                         2,657       32,430
                                                  -----------   ----------
  Dilutive weighted average
    shares outstanding                             11,057,151   11,157,282
                                                  ===========  ===========

                                                       Nine months ended
                                                           September 30
                                                        1998        1997
  Basic weighted average shares
    outstanding                                    11,103,067   11,158,459
  Dilutive impact of options
    outstanding                                        22,067       15,154
                                                   ----------   ----------
  Dilutive weighted average
    shares outstanding                             11,125,134   11,173,613
                                                   ==========   ==========

                                     Part I

                     Independent Accountants' Review Report

Board of Directors
Lawson Products, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Lawson Products, Inc. and subsidiaries as of September 30, 1998 and the related condensed consolidated statements of income for the three month and nine month periods ended September 30, 1998 and 1997 and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

                                   ERNST & YOUNG LLP

October 16, 1998

                                     Part I

     This Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, contains certain forward-looking statements pertaining to the Year 2000 Issue and other matters. These statements are subject to uncertainties and other factors which could cause actual events or results to vary materially from those anticipated.

ITEM 2    MANAGEMENT'S  DISCUSSION AND ANALYSIS

Net sales for the three and nine month periods ended September 30, 1998 increased 5.8% to $75,530,000 and 5.2% to $218,427,000 relative to the similar periods of 1997. The sales advances reflect increased contribution from substantially all Lawson operations.

Net income for the third quarter decreased 10.6% to $5,254,000 ($.48 per diluted share) from $5,879,000 ($.53 per diluted share) for the comparable period of 1997. Net income for the nine months ended September 30, 1998 declined 10.7% to $14,505,000 ($1.30 per diluted share) from $16,250,000 ($1.45 per diluted share)
for the similar period of 1997. These decreases are primarily attributable to lower gross margins and higher selling costs due to a restructuring of the sales force, which more than offset the gains in net sales noted above. Per share net income was positively impacted by purchases in 1998 and 1997 under the Company's share repurchase program.

Cash flows provided by operations for the nine months ended September 30, 1998 declined to $9,613,000 from $11,568,000 in the comparable period of the prior year. This decrease was due primarily to the decline in net income from the similar period of 1997. Current investments and cash flows from operations are expected to be sufficient to finance the Company's future growth, cash dividends and capital expenditures. Additions to property, plant and equipment were $3,949,000 and $3,886,000, respectively, for the nine months ended September 30, 1998 and 1997. Capital expenditures during 1998 primarily reflect costs incurred relative to the construction of a new Lawson outbound facility in Atlanta, Georgia and purchases of computer related equipment. The new facility, expected to be completed during 1999 at a cost of approximately $7,000,000, will be used in place of the Norcross, Georgia facility, which will be closed. Capital expenditures during 1997 primarily reflect costs incurred for the completion of the facilities expansion at the Company's specialty chemical subsidiary, Drummond American Corporation. This project was completed at a cost of approximately $3,000,000.

During the third quarter of 1998, the Board of Directors authorized the purchase of up to 500,000 shares of the Company's common stock. No shares were purchased relative to the most recent authorization. In 1996, the Board of Directors authorized the purchase of up to 1,000,000 shares of the Company's common stock. During the first nine months of 1998, the Company purchased 282,500 shares at a cost of $6,201,000, while during the first nine months of 1997, the Company expended $4,062,000 to acquire 187,500 shares under the 1996 stock repurchase program. As of September 30, 1998, 762,000 shares have been purchased relative to the 1996 stock repurchase program. All treasury shares purchased as of September 30, 1998 have been retired.

                                     Part I

ITEM 2         MANAGEMENT'S DISCUSSION AND ANALYSIS - continued

The Company has developed a plan to modify its information technology to recognize the Year 2000 Issue. The Year 2000 Issue involves computer programs being written using two digits rather than four to define the applicable year. Computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in a system failure or miscalculations causing disruptions in the processing of normal business transactions.

Based on the Company's assessment of the Year 2000 Issue, it has been determined that it will be required to modify or replace portions of its software and certain hardware to insure the proper recognition of dates beyond December 31, 1999. The Company presently believes that with modifications or replacements of certain existing software and hardware, the Year 2000 Issue can be mitigated.

The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing, and implementation. The Company has fully completed its assessment of all systems that could be significantly impacted by the Year 2000 and is currently converting its critical data processing systems.

Based on a review of its product line, the Company has determined that the products it has sold and will continue to sell do not require remediation to be Year 2000 compliant. Accordingly, the Company does not believe that the Year 2000 presents exposure as it relates to the Company's products.

The Company has contacted all of its suppliers and has gathered information about their Year 2000 compliance status. To date, the Company is not aware of any supplier with a Year 2000 issue that would have a material impact on the operations of the Company. However, the Company does not have the means to ensure that third parties will be Year 2000 ready. The inability of third parties to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by third parties is not determinable.

The Company will utilize both internal and external resources to reprogram, or replace, test, and implement the software and operating equipment for Year 2000 modifications. This project remains on schedule, including testing and implementation. The Company presently believes all phases of the conversion will be completed by the second quarter of 1999 at a total cost of approximately $400,000, of which $300,000 of expense has been incurred as of September 30, 1998. This project is not expected to have a significant effect on operations.

                                     Part I

ITEM 2         MANAGEMENT'S DISCUSSION AND ANALYSIS - continued

Although the project is not yet complete, the management of the Company believes it has an effective program in place to resolve the Year 2000 Issue in a timely manner. The Company is committed to providing the necessary resources, including additional funding and manpower, as required, until such time that all phases of the Year 2000 project are completed.

                                     Part II

                                OTHER INFORMATION

Items 1, 2, 3, 4 and 5 are inapplicable and have been omitted from this report.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  15 Letter from Ernst & Young LLP Regarding
                 Unaudited Interim Financial Information

              27 Financial Data Schedule

         (b)  The registrant filed a Current Report on Form 8-K August 14, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      LAWSON PRODUCTS, INC.

                                          (Registrant)

Dated October 16, 1998                   /s/ Bernard Kalish
     ---------------------               ---------------
                                             Bernard Kalish
                                             Chairman of the Board

Dated October 16, 1998                   /s/ Joseph L. Pawlick
     ---------------------               ------------------
                                             Joseph L. Pawlick
                                             Vice President and Controller