Form 10-K405
period 1998-12-31
LAWSON PRODUCTS INC/NEW/DE/
filed 1999-03-25
CIK 703604

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1998
OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                         Commission file number: 0-10546

                              LAWSON PRODUCTS, INC.
                              ---------------------
               (Exact Name of Registrant as Specified in Charter)

               Delaware                          36-2229304
               --------                          ----------
    (State or other jurisdiction of           (I.R.S. Employer
   incorporation or organization)            Identification No.)

               1666 East Touhy Avenue, Des Plaines, Illinois 60018
               ---------------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (847) 827-9666

           Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
          Title of Each Class                      on which registered
          -------------------                      -------------------

                None                                       None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $1.00 Par Value
                          -----------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of March 1, 1999, 10,648,822 shares of Common Stock were outstanding.

The aggregate market value of the Registrant's Common Stock held by nonaffiliates on March 1, 1999 was approximately $120,745,000.

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

Proxy Statement for Annual Meeting of Stockholders to be held on May 11, 1999
                                                             Part III

                                     PART I


Item 1.  Business.
         ---------

                  Lawson Products, Inc. was incorporated in Illinois in 1952 and reincorporated in Delaware in 1982.


Products
--------

                  The Company is a distributor of approximately 66,000 expendable maintenance, repair and replacement products. In addition, the Company distributes 12,000 production components (mostly fasteners) to the O.E.M. marketplace. It manufactures approximately 1,000 of these items. These products may be divided into three broad categories: Fasteners, Fittings and Related Parts, such as screws, nuts, rivets and other fasteners; Industrial Supplies, such as hoses and hose fittings, lubricants, cleansers, adhesives and other chemicals, as well as files, drills, welding products and other shop supplies; and Automotive and Equipment Maintenance Parts, such as primary wiring, connectors and other electrical supplies, exhaust and other automotive parts. The Company estimates that these categories of products accounted for the indicated percentages of its total consolidated net sales for 1998, 1997 and 1996 respectively:

                                                              Percentage of
                                                              Consolidated
                                                                Net Sales
                                                         -----------------------
                                                         1998      1997     1996
                                                         ----      ----     ----

Fasteners, Fittings and Related Parts.................    45%      46%      45%
Industrial Supplies...................................    51       49       50
Automotive and Equipment Maintenance Parts............     4        5        5
                                                          --    -----    -----
                                                         100%     100%     100%

                  All of the Company's maintenance and repair products are manufactured by others and must meet the Company's specifications. Approximately 90% of the Company's products are sold under the Company label. Substantially all maintenance and repair items which the Company distributes are purchased by the Company in bulk and subsequently repackaged in smaller quantities. The Company regularly uses a large number of suppliers but has no long-term or fixed price contracts with any of them. Most maintenance and repair items which the Company distributes are purchased from several sources, and the Company believes that the loss of any single supplier would not significantly affect its operations. No single supplier accounted for more than 4.6% of the Company's purchases in 1998.

                  Production components sold to the O.E.M. marketplace may be manufactured to customers' specification or purchased from other sources.

Marketing
---------

                  The Company's principal markets are as follows:

                  Heavy Duty Equipment Maintenance. Customers in this market include operators of trucks, buses, agricultural implements, construction and road building equipment, mining, logging and drilling equipment and other off-the-road equipment. The Company estimates that approximately 35% of 1998 sales were made to customers in this market.

                  In-Plant and Building Maintenance. This market includes plants engaged in a broad range of manufacturing and processing activities, as well as institutions such as hospitals, universities, school districts and government units. The Company estimates that approximately 42% of 1998 sales were made to customers in this market.

                  Passenger Car Maintenance. Customers in this market include automobile service center chains, independent garages, automobile dealers, car rental agencies and other fleet operators. The Company estimates that approximately 12% of 1998 sales were made to customers in this market.

                  Original Equipment Manufacturers. This market includes plants engaged in a broad range of manufacturing and processing activities. The Company estimates that approximately 11% of 1998 sales were made to customers in this market.

                  The Company has approximately 216,000 customers, the largest of which accounted for less than one percent of net sales during 1998. Sales are made through a force of approximately 1,850 independent sales representatives of which 84 serve the O.E.M. marketplace. Included in this group are 224 district and zone managers, each of whom, in addition to his own sales activities, acts in an advisory capacity to other sales representatives in a designated area. The Company employs 43 regional managers to coordinate regional marketing efforts. Most sales representatives, including district and zone managers, are compensated on a commission basis and are responsible for repayment of commissions on their respective uncollectible accounts. In addition to the sales representatives and district, zone and regional managers discussed above, the Company has approximately 1,110 employees.

                  The Company's products are sold in all 50 states, Mexico, Puerto Rico, the District of Columbia, Canada and England. The Company believes that an important factor in its success is its ability to service customers promptly. During the past five years, more than 99.5% of all items were shipped to the customer within 24 hours after an order was received by the Company. This rapid delivery is facilitated by computer controlled order entry and inventory control systems in each general distribution center. In addition, the receipt of customer orders at Lawson distribution facilities has been accelerated by portable facsimile transmission equipment and personal computer systems used by sales representatives. Customer orders are delivered by common carriers.

                  The Company is required to carry significant amounts of inventory in order to meet its high standards of rapid processing of customer orders. The Company funds its working capital requirements internally.

Distribution and Manufacturing Facilities
-----------------------------------------

                  Substantially all of the Company's maintenance products are stocked in and distributed from each of its seven general distribution centers in; Addison, Illinois; Reno, Nevada; Farmers Branch, Texas; Norcross, Georgia; Fairfield, New Jersey; Mississauga, Ontario, Canada and Bradley Stoke (Bristol) England. Chemical products are distributed from a facility in Vernon Hills, Illinois and welding products are distributed from a facility in Charlotte, North Carolina. Production components are stocked in and distributed from six centers located in Decatur, Alabama; Conway, Arkansas; Cairo, Georgia; Burr Ridge, Illinois; Tupelo, Mississippi; and Memphis, Tennessee. Production components are manufactured in Decatur, Alabama. In the opinion of the Company, all existing facilities are in good condition and are well maintained. All are being used substantially to capacity on a single shift basis, except the manufacturing facility in Decatur, Alabama which operates three shifts and the inbound facility in Des Plaines, Illinois, which operates two shifts. Further expansion of warehousing capacity may require new warehouses, some of which may be located in new geographical areas.

Canadian Operations
-------------------

                  Canadian operations are conducted at the Company's 40,000 square foot general distribution center in Mississauga, Ontario, a suburb of Toronto. These operations constituted less than 3% of the Company's net sales during 1998.

United Kingdom Operations
-------------------------

                  Operations in the United Kingdom are conducted under the name of Lawson Products Limited from a 19,000 square foot general distribution center in Bradley Stoke (Bristol) England. These operations constituted approximately 1% of the Company's net sales during 1998.

Mexican Operations
------------------

                  Operations in Mexico are conducted under the name of Lawson Products de Mexico S.A. de C.V. from a 10,000 square foot facility in Guadalajara, Mexico. These operations constituted less than 1% of the Company's net sales during 1998.

Competition
-----------

                  The Company encounters intense competition from several national distributors and manufacturers and a large number of regional and local distributors. Due to the nature of its business and the absence of reliable trade statistics, the Company cannot estimate its position in relation to its competitors. However, the Company recognizes that some competitors may have greater financial and personnel resources, handle more extensive lines of merchandise, operate larger facilities and price some merchandise more competitively than the Company. Although the Company believes that the prices of its products are competitive, it endeavors to meet competition primarily through the quality of its product line, its response time and its delivery systems.

Item 2.  Properties.
         ----------

                  The Company owns two facilities located in Des Plaines, Illinois, (152,600 and 27,000 square feet, respectively). These buildings contain the Company's main administrative activities and an inbound warehouse facility that principally supports the Addison, Illinois facility and other distribution facilities to a lesser degree. Additional administrative, warehouse and distribution facilities owned by the Company are located in Addison, Illinois (90,000 square feet); Fairfield, New Jersey (61,000 square feet); Reno, Nevada (97,000 square feet); Norcross, Georgia (61,300 square feet); Farmers Branch, Texas (54,500 square feet); and Mississauga, Ontario, Canada (40,000 square feet). Chemical products are distributed from a 105,400 square foot owned facility in Vernon Hills, Illinois and welding products are distributed from a 40,000 square foot owned facility located in Charlotte, North Carolina. Administrative, warehouse and distribution facilities in Bradley Stoke (Bristol) England (19,000 square feet) are leased by the Company. Administrative and distribution facilities in Guadalajara, Mexico (10,000 square feet) are leased by the Company. Production components are distributed from facilities leased in Conway, Arkansas (6,500 sq. ft.) Burr Ridge, Illinois (24,000 sq. ft.) Tupelo, Mississippi, (10,000 sq. ft.) and Memphis, Tennessee, (40,000 sq. ft.). The Company owns a 54,000 square foot facility in Decatur, Alabama which manufacturers and distributes production components. From time to time, the Company leases additional warehouse space near its present facilities. See Item 1, "Business - Distribution Facilities" for further information regarding the Company's properties.

                  The Company is constructing a new warehouse in Georgia and has estimated the cost of land and buildings at $4 million. The Norcross, Georgia facility will be sold in conjunction with occupancy of the new facility.

Item 3.  Legal Proceedings.
         -----------------

                  There is no material pending litigation to which the Company, or any of its subsidiaries, is a party or to which any of their property is subject.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

                  No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------------------

                  The Company's Common Stock is traded on the NASDAQ National Market System under the symbol of "LAWS." The approximate number of stockholders of record at December 31, 1998 was 1,052. The following table sets forth the high and low closing sale prices as reported on the NASDAQ National Market System during the last two years. The table also indicates the cash dividends paid by the Company during such periods.


                                                     1998                                    1997
                                     -----------------------------------    ---------------------

                                                                  Cash                                   Cash
                                      High           Low        Dividends      High          Low       Dividends
                                      ----           ---        ---------      ----          ---       ---------

First Quarter                       $31 1/4        $24 1/2       $.14        $22 5/8      $21 1/8        $.13
Second Quarter                       28 1/4         25 1/4        .14         27 1/8       22 1/8         .13
Third Quarter                        27 1/4        20 9/16        .14         30 1/8       25 3/8         .13
Fourth Quarter                       24 3/4         21 1/2        .14         31 1/2      27 5/16         .14


Item 6.  Selected Financial Data.
         -----------------------

         The following selected financial data should be read in conjunction with the Financial Statements of the Company and notes thereto included elsewhere in this Report. The income statement data and balance sheet data is for and as of the end of each of the years in the five-year period ended December 31, 1998, are derived from the audited Financial Statements of the Company.


                                       1998              1997              1996             1995            1994
                                      ------            ------            ------           ------          -----

Net Sales                       $292,523,475      $278,144,321      $250,289,124     $223,537,182     $213,097,143
Income Before Income Taxes        33,590,229        35,723,277        33,884,637       34,815,029       34,031,074
Net Income                        19,474,229        21,350,277        19,994,637       21,120,029       20,524,074
Total Assets                     198,982,290       188,974,415       175,161,839      160,613,798      168,130,848
Noncurrent Liabilities            25,246,269        24,577,547        22,065,583       19,292,794       17,084,617
Stockholders' Equity             142,934,735       139,925,387       128,746,212      122,810,577      131,230,469
Return on Equity (percent)             13.5%             16.0%             15.8%            16.9%            14.7%
Per Share of Common Stock:
  Basic Net Income                     $1.77             $1.91             $1.73            $1.75            $1.55
  Diluted Net Income                    1.76              1.91              1.73             1.75             1.55
  Stockholders' Equity*                12.97             12.55             11.13            10.17             9.91
  Cash Dividends Declared*               .56               .54               .52              .51              .48
Basic Weighted Average
  Shares Outstanding              11,023,934        11,153,091        11,563,052       12,072,668       13,237,181
Diluted Weighted Average
  Shares Outstanding              11,041,819        11,175,232        11,563,715       12,074,647       13,240,024


* These per share amounts were computed using basic weighted average shares outstanding for all periods presented.


Item 7.  Management's Discussion and Analysis of
         Results of Operation and Financial Condition .
         ----------------------------------------------

RESULTS OF OPERATIONS

Net sales for 1998 and 1997 advanced 5.2% and 11.1%, respectively, over the immediately preceding years. The sales gains for 1998 and 1997 reflect increased contribution from substantially all Lawson operations with our specialty chemical subsidiary spearheading the 1998 increase. Our subsidiary, Assembly Component Systems, Inc. ("ACS"), the business and assets of which were acquired in April 1996, contributed significantly to the sales improvement in 1997.

Net income in 1998 declined 8.8% from 1997 to $19,474,229, while diluted net income per share in 1998 decreased 7.9% to $1.76 from $1.91 in 1997. The decline in net income from 1997 is primarily due to a $1,520,000 non-recurring charge, net of taxes, for compensation arrangements related to management personnel reductions. Costs arising from the realignment of management in Lawson's domestic sales organization, as well as increased losses from our foreign operations and a higher effective tax rate also contributed to the decline in net income. These items more than offset the sales gains and gross profit improvements in 1998. Excluding the effect of the non-recurring charge, 1998 net income was approximately $20,994,000 ($1.90 per diluted share), a decline of 1.7% from 1997. Sales gains, partially offset by a decrease in gross margins, were primarily responsible for the increase in net income in 1997 over 1996. Per share net income for 1998, 1997 and 1996 was positively affected by the Company's share repurchases discussed below.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operations for 1998, 1997 and 1996 were $16,070,908, $16,979,646 and $24,552,774, respectively. The decline in 1998 resulted principally from the decrease in net income noted above, and payments made under deferred compensation and security bonus plans which more than offset the positive impact from higher operating liabilities, resulting from the non-recurring charge noted above. The decrease in 1997 was due primarily to increases in operating assets over 1996 levels, which more than offset the advance in net income noted above. Current investments and cash flows from operations have continued to be sufficient to fund operating requirements, cash dividends and capital improvements. Such internally generated funds are also expected to finance the Company's future growth.

Capital expenditures for 1998, 1997, and 1996, respectively, were $5,378,660, $5,894,656 and $4,820,724. Consistent with prior years, capital expenditures were incurred primarily for new facilities, improvement of existing facilities, and for the purchase of related equipment. During the first quarter of 1998, the Company purchased land in Suwanee, Georgia. The Company is constructing a new Lawson outbound facility on the site. This facility will be used in place of the Norcross, Georgia, facility which will be sold. The cost of land and buildings is estimated at $4,000,000. Also, construction was completed relative to the facilities expansion of the Company's specialty chemical subsidiary, at a cost of approximately $3,000,000.

During the third quarter of 1998, the Board of Directors authorized the purchase of up to 500,000 shares of the Company's common stock. No shares have been purchased relative to this authorization. In 1996, the Board of Directors authorized the purchase of up to 1,000,000 shares of the Company's common stock, of which 472,000 shares were purchased for approximately $10,348,000 during 1998, 187,500 shares were purchased for approximately $4,062,000 during 1997 and 292,000 shares were purchased for approximately $6,386,000 in 1996. As of December 31, 1998, 951,500 shares have been repurchased relative to the 1996 stock repurchase authorization. Also, during 1996, the remaining 86,000 shares relative to the 1994 authorization of 1,500,000 shares, were purchased for $2,095,000. Funds to purchase these shares were provided by investments and cash flows from operations.

IMPACT OF THE YEAR 2000

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

The Company will utilize both internal and external resources to reprogram, or replace, test, and implement the software and operating equipment for Year 2000 modifications. This project remains on schedule, including testing and implementation. The Company presently believes all phases of the conversion will be completed by the second quarter of 1999 at a total cost of approximately $500,000, of which $375,000 of expense has been incurred as of December 31, 1998. These costs are primarily for modifying code and testing computer software programs. This project is not expected to have a significant effect on operations.

If the Company is unsuccessful in its remediation efforts or if the remediation efforts of its key suppliers or customers are unsuccessful, there may be a material adverse impact on the Company's results of operations and financial position. If the Year 2000 Issue project is unsuccessful, the worst case scenario is that the Company will be unable to distribute its products. As the Company cannot predict the magnitude or time length of Year 2000 business interruptions, the Company is unable to estimate the financial impact of Year 2000 issues. The Company does not currently have a contingency plan although one is under development.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The Company, through its foreign subsidiaries, distributes products in the United Kingdom, Canada and Mexico. As a result, the Company is from time to time exposed to market risk relating to the impact of foreign currency exchange rates; however, this exposure is minimal.

In addition, the Company maintains a portfolio of marketable securities, the majority of which are debt securities. As a result, the Company is exposed to market risk relating to interest rate movements; however, a hypothetical 10% adverse movement in interest rates would have no material impact on net income of the Company.

Item 8.  Financial Statements and Supplementary Data.
         -------------------------------------------

         The following information is presented in this report:

                  Report of Independent Auditors

                  Consolidated Balance Sheets as of December 31, 1998 and 1997.

                  Consolidated Statements of Income for the Years ended December 31, 1998, 1997 and 1996.

                  Consolidated Statements of Changes in Stockholders' Equity for the Years ended December 31, 1998, 1997 and 1996.

                  Consolidated Statements of Cash Flows for the Years ended December 31, 1998, 1997 and 1996.

                  Notes to Consolidated Financial Statements.

                  Schedule II

                         Report of Independent Auditors


To the Shareholders and Board of Directors
Lawson Products, Inc.

We have audited the accompanying consolidated balance sheets of Lawson Products, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and related schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lawson Products, Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                     /s/Ernst & Young LLP



Chicago, Illinois
February 26, 1999


                              LAWSON PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                       December 31,
                                                                        ----------------------------------------
                                                                              1998                    1997
                                                                              ----                    ----
ASSETS
Current assets:
    Cash and cash equivalents                                          $      13,871,720       $      10,247,568
    Marketable securities                                                     13,815,692              11,637,521
         Accounts receivable, less allowance for doubtful accounts
           (1998-$1,450,067; 1997-$1,423,902)                                 35,255,226              33,714,165
    Inventories                                                               46,670,162              41,788,322
    Miscellaneous receivables                                                  2,894,636               2,972,544
    Prepaid expenses                                                           4,638,406               2,788,143
    Deferred income taxes                                                      1,256,000                 836,000
                                                                       -----------------       -----------------

                  Total Current Assets                                       118,401,842             103,984,263
                                                                       -----------------       -----------------

Property, plant and equipment, at cost, less allowances for
  depreciation and amortization
  (1998-$32,450,023; 1997-$27,862,855)                                        41,142,497              40,963,035
                                                                       -----------------       -----------------

Other assets:
    Marketable securities                                                     11,019,945              21,713,267
    Investments in real estate                                                 4,053,664               3,730,664
    Cash value of life insurance                                              12,876,120              12,054,380
    Deferred income taxes                                                      6,747,000               4,447,000
    Other                                                                      4,741,222               2,081,806
                                                                       -----------------       -----------------
                                                                              39,437,951              44,027,117
                                                                       -----------------       -----------------

                                                                       $     198,982,290       $     188,974,415
                                                                       =================       =================

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
    Accounts payable                                                   $       5,112,982       $       4,928,689
    Accrued expenses and other liabilities                                    22,405,504              17,901,997
    Income taxes                                                               3,282,800               1,640,795
                                                                       -----------------       -----------------

                  Total Current Liabilities                                   30,801,286              24,471,481
                                                                       -----------------       -----------------

Non-current liabilities and deferred credits:
    Accrued liability under security bonus plans                              15,314,813              14,000,016
    Deferred compensation and other liabilities                                9,931,456              10,577,531
                                                                       -----------------       -----------------

                                                                              25,246,269              24,577,547
                                                                       -----------------       -----------------

Stockholders' equity:
    Preferred Stock, $1 par value:
       Authorized-500,000 shares
       Issued and outstanding-None                                              --                      --
    Common Stock, $1 par value:
       Authorized-35,000,000 shares
       Issued-1998-10,663,822  shares; 1997-11,135,233 shares                 10,663,822              11,135,233
    Capital in excess of par value                                               749,320                 769,738
Retained earnings                                                            132,208,664             128,708,111
                                                                       -----------------       -----------------
                                                                             143,621,806             140,613,082

Foreign currency translation adjustment                                       (1,355,071)             (1,250,695)
Unrealized gain on marketable securities                                         668,000                 563,000
                                                                       -----------------       -----------------
Accumulated other comprehensive income                                         (687,071)                (687,695)
                                                                       -----------------       ------------------

                                                                             142,934,735             139,925,387
                                                                       -----------------       -----------------

                                                                       $     198,982,290       $     188,974,415
                                                                       =================       =================


                 See notes to consolidated financial statements


                              LAWSON PRODUCTS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                        Year ended December 31,
                                                       ---------------------------------------------------------
                                                              1998               1997                 1996
                                                              ----               ----                 ----

Net sales                                              $    292,523,475    $   278,144,321       $   250,289,124
Cost of goods sold                                           99,554,363         95,985,602            81,116,518
                                                       ----------------    ---------------       ---------------
Gross profit                                                192,969,112        182,158,719           169,172,606

Selling, general and administrative expenses                158,433,648        147,235,497           136,265,322
Non-recurring charge                                          2,621,124                  -                     -
Provision for doubtful accounts                                 983,367          1,028,221               859,326
                                                       ----------------    ---------------       ---------------
                  Operating Income                           30,930,973         33,895,001            32,047,958
                                                       ----------------    ---------------       ---------------
Interest and dividend income                                  1,458,548          1,285,809             1,499,993
Interest expense                                               (47,957)           (31,280)              (25,596)
Other income - net                                            1,248,665            573,747               362,282
                                                       ----------------    ---------------       ---------------
                                                              2,659,256          1,828,276             1,836,679

                  Income Before Income Taxes                 33,590,229         35,723,277            33,884,637
                                                       ----------------    ---------------       ---------------

Federal and state income taxes (benefit):
     Current                                                 16,034,000         15,306,000            14,610,000
     Deferred                                               (1,918,000)          (933,000)             (720,000)
                                                       ----------------    --------------        --------------
                                                             14,116,000         14,373,000            13,890,000
                                                       ----------------    ---------------       ---------------
                  Net Income                           $     19,474,229    $    21,350,277       $   19,994,637
                                                       ================    ===============       ==============

Net Income Per share of Common Stock
                  Basic                                $           1.77    $          1.91       $          1.73
                                                       ================    ===============       ===============
                  Diluted                              $           1.76    $          1.91       $          1.73
                                                       ================    ===============       ===============


                 See notes to consolidated financial statements



                              Lawson Products, Inc.
                           Consolidated Statements of
                         Changes in Stockholders' Equity


                                    Common          Capital                          Accumulated
                                    Stock,        in excess of                          Other
                                    $1 par            par            Retained       Comprehensive     Comprehensive
                                      value            value          Earnings           Income          Income
                                   --------       ------------      ----------      --------------    -------------

Balance at January 1, 1996      $  11,686,614    $   493,783     $  111,320,907    $      (690,727)  $

Net income                                                           19,994,637                         19,994,637
Other comprehensive income,
net of tax:                                                                                 38,000          38,000
    Unrealized gain on
    marketable securities
    Adjustment for foreign                                                                 341,238         341,238
    currency translation
Other comprehensive income                                                                                 379,238
for the year
Comprehensive income for the                                                                            20,373,875
year
Cash dividends declared                                              (5,994,808)
Stock issued under employee             2,850         34,718
stock plans
Purchase and retirement of           (378,000)       (16,493)        (8,086,507)
common stock
Balance at December 31, 1996       11,311,464        512,008        117,234,229           (311,489)

Net income                                                           21,350,277                         21,350,277
Other comprehensive income,
net of tax:                                                                                 55,000          55,000
    Unrealized gain on
    marketable securities
    Adjustment for foreign                                                                (431,206)       (431,206)
    currency translation
Other comprehensive income                                                                                (376,206)
for the year

Comprehensive income for the                                                                            20,974,071
year
Cash dividends declared                                              (6,010,507)
Stock issued under employee            11,269        266,217
stock plans
Purchase and retirement of           (187,500)        (8,487)        (3,865,888)
common stock
Balance at December 31, 1997       11,135,233        769,738        128,708,111           (687,695)

Net income                                                           19,474,229                         19,474,229
Other comprehensive income,
net of tax:                                                                                105,000         105,000
    Unrealized gain on
    marketable securities
    Adjustment for foreign                                                                (104,376)       (104,376)
    currency translation
Other comprehensive income                                                                                     624
for the year
Comprehensive income for the                                                                           $19,474,853
year
Cash dividends declared                                              (6,130,363)
Stock issued under employee               589         12,738
stock plans
Purchase and retirement of           (472,000)       (33,156)        (9,843,313)
 common stock
Balance at December 31, 1998    $  10,663,822    $   749,320     $  132,208,664    $      (687,071)
                                =============    ===========     ==============    ================

                                        See notes to consolidated financial statements



                              LAWSON PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Year ended December 31,
                                                       ---------------------------------------------------------
                                                              1998               1997                 1996
                                                              ----               ----                 ----
Operating activities:
     Net income                                        $     19,474,229    $    21,350,277       $    19,994,637
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation and amortization                        5,498,385          5,019,437             4,014,251
         Provision for allowance for doubtful accounts          983,367          1,028,221               859,326
         Deferred income taxes                               (1,918,000)          (933,000)             (720,000)
         Deferred compensation and security bonus plans       4,190,541          4,214,100             3,734,727
         Payments under deferred compensation
           and security bonus plans                          (3,414,210)        (1,604,352)           (1,068,542)
         Losses from sale of property, plant and equipment          627            108,079               274,717
         Income from investments in real estate                (763,000)          (506,000)             (232,500)
         Changes in operating assets and liabilities
              (Exclusive of effect of acquisition):
              Accounts receivable                            (2,524,428)        (4,416,319)             (864,397)
              Inventories                                    (4,881,840)        (4,741,208)           (3,965,081)
              Prepaid expenses and other assets              (6,121,144)        (2,224,583)           (2,265,095)
              Accounts payable and accrued expenses           4,753,798            886,109             2,751,842
              Income taxes payable                            1,642,005           (852,139)            1,531,104
         Other                                                 (849,422)          (348,976)              507,785
                                                       -----------------   ---------------       ---------------

     Net Cash Provided by Operating Activities               16,070,908         16,979,646            24,552,774
                                                       ----------------    ---------------       ---------------

Investing activities:
     Additions to property, plant and equipment              (5,378,660)        (5,894,656)           (4,820,724)
     Purchases of marketable securities                    (196,265,030)      (143,028,547)         (367,665,946)
     Proceeds from sale of marketable securities            204,848,618        137,301,088           376,705,975
     Proceeds from sale of property, plant
       and equipment                                              1,000              2,308                94,421
     Proceeds from life insurance policies                      438,819                  -               130,000
     Acquisition of Automatic Screw Machine
       Products, net of cash acquired of  $240,545                    -                  -           (10,506,472)
     Other                                                      440,000             80,000                80,000
                                                       ----------------    ---------------       ---------------

     Net Cash Provided by (Used In)
       Investing Activities                                   4,084,747        (11,539,807)           (5,982,746)
                                                       ----------------    ---------------       ----------------

Financing Activities:
     Purchases of common stock                              (10,348,469)        (4,061,875)           (8,481,000)
     Proceeds from exercise of stock options                     13,327            277,486                37,568
     Dividends paid                                          (6,196,361)        (5,923,040)           (6,043,577)
                                                       -----------------   ---------------       ----------------

     Net Cash Used in Financing Activities                  (16,531,503)        (9,707,429)          (14,487,009)
                                                       -----------------   ---------------       ----------------

         Increase (Decrease) in Cash and
           Cash Equivalents                                   3,624,152         (4,267,590)            4,083,019
     Cash and Cash Equivalents at Beginning of Year          10,247,568         14,515,158            10,432,139
                                                       ----------------    ---------------       ---------------
         Cash and Cash Equivalents at End of Year      $     13,871,720    $    10,247,568       $    14,515,158
                                                       ================    ===============       ===============

                                        See notes to consolidated financial statements


                              LAWSON PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A-DESCRIPTION OF BUSINESS

Lawson Products, Inc. and subsidiaries principally are distributors of expendable parts and supplies for maintenance, repair and operation of equipment. The Company has six operating units with which it conducts its business, however these units have been aggegrated into one reportable segment. The Company's principle operations are in the United States, however the Company does have foreign operations as follows:

                                                 YEARS ENDED DECEMBER 31
                                  ----------------------------------------------
                                         1998             1997              1996
--------------------------------------------------------------------------------
Revenues:

      Canada                           $6,324           $6,212            $5,323

      United Kingdom                    2,872            3,018             2,711

      Mexico                            2,276            1,912             1,382



Long-lived Assets:

      Canada                            2,273            2,553             2,680

      United Kingdom                      693              714               608

      Mexico                              135              220                74



NOTE B-SUMMARY OF MAJOR ACCOUNTING POLICIES

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

Foreign Currency Translation: The financial statements of foreign entities have been translated in accordance with Statement of Financial Accounting Standards No. 52 and, accordingly, unrealized foreign currency translation adjustments are reflected as a component of stockholders' equity. Realized foreign currency transaction gains and losses were not significant for the years ended December 31, 1998, 1997 and 1996.

Income Per Share: Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options.

Comprehensive Income: In 1998, the Company adopted FASB Statement No. 130, "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and displaying of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or equity. Statement 130 requires unrealized gains on the Company's available-for-sale securities and foreign currency translation adjustments to be included in accumulated other comprehensive income, which prior to adoption were reported separately in stockholders' equity. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

Reclassifications: Certain amounts have been reclassified in the 1996 and 1997 financial statements to conform with the 1998 presentation.

NOTE C-NON-RECURRING CHARGE

In the fourth quarter of 1998, the Company recorded non-recurring charges of $2.6 million representing severance and early retirement benefits to five members of management. At December 31, 1998, no amount had yet been expended.

NOTE D-MARKETABLE SECURITIES

The following is a summary of the Company's investments at December 31 which are all classified as available-for-sale:


(In thousands)                                                 Gross                Gross
                                                            Unrealized           Unrealized           Estimated
1998                                        Cost               Gains               Losses            Fair Value
--------------------------------  --------------------  ------------------  --------------------  -----------------

Obligations of states and                $   16,723           $    90               $   4            $  16,809
  political subdivisions
Foreign government securities                 7,007                 -                   -                7,007
Other debt securities                            73                 -                   -                   73
                                     --------------      ------------        ------------        -------------
Total debt securities                        23,803                90                   4               23,889
Equity securities                                 6               947                   6                  947
                                     --------------      ------------        ------------        -------------
                                         $   23,809           $ 1,037               $  10            $  24,836
                                         ==========           =======               =====            =========

1997
--------------------------------  --------------------  ------------------  --------------------  -----------------


Obligations of states and                $   28,343           $    56               $   1            $  28,398
  political subdivisions
Foreign government securities                 4,092                 -                   -                4,092
Other debt securities                            44                 -                   -                   44
                                     --------------      ------------        ------------        -------------
Total debt securities                        32,479                56                   1               32,534
Equity securities                                 6               817                   6                  817
                                     --------------      ------------        ------------        -------------
                                         $   32,485           $   873               $   7            $  33,351
                                         ==========           =======               =====            =========


The gross realized gains on sales of marketable securities totaled: $52,000, $52,000 and $128,000 in 1998, 1997 and 1996, respectively, and the gross realized losses totaled $1,000, $7,000 and $28,000, respectively. The net adjustment to unrealized holding gains included as a separate component of stockholders' equity, net of taxes, totaled $105,000, $55,000 and 38,000 in 1998, 1997 and 1996, respectively.

In 1996, the Company received equity shares on the conversion of certain mutual insurance companies, from which the Company held policies, to stock companies. These shares carry no cost.

The amortized cost and estimated fair value of marketable securities at December 31, 1998, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of certain securities have the right to prepay obligations without prepayment penalties.


                                                                                                    Estimated
(In thousands)                                                                  Cost               Fair Value
-------------------------------------------------------------------  ----------------------  ----------------------
Due in one year or less                                                     $     13,779         $      13,816
Due after one year through five years                                             10,024                10,073
                                                                         ---------------      ----------------
Total debt securities                                                             23,803                23,889
Equity securities                                                                      6                   947
                                                                         ---------------      ----------------
                                                                            $     23,809         $      24,836
                                                                            ============         =============

NOTE E-PROPERTY, PLANT AND EQUIPMENT

The cost of property, plant and equipment consists of:


                                                                              1998                    1997
                                                                       -----------------       -----------

Land                                                                   $       6,011,531       $       6,072,718
Buildings and improvements                                                    38,290,080              34,162,854
Machinery and equipment                                                       22,216,024              19,855,003
Furniture and fixtures                                                         5,014,995               5,053,931
Vehicles                                                                         272,829                 239,740
Construction in Progress                                                       1,787,061               3,441,644
                                                                       -----------------       -----------------
                                                                       $      73,592,520       $      68,825,890
                                                                       =================       =================

NOTE F-INVESTMENTS IN REAL ESTATE

The Company is a limited partner in two real estate limited partnerships. An officer and member of the Board of Directors of the Company has a 1.5% interest and 5.5% interest, respectively, as a general partner in these partnerships, which interests are subordinated to the Company's interests in distributable cash.

NOTE G-ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:



                                                                              1998                    1997
                                                                       -----------------       -----------

Salaries, commissions and other compensation                           $      10,188,449       $       7,051,691
Accrued and withheld taxes, other than income taxes                            2,080,204               2,002,092
Accrued profit sharing contributions                                           2,443,289               2,337,319
Accrued self-insured health benefits                                           1,318,356               1,300,000
Cash dividends payable                                                         1,492,935               1,558,933
Other                                                                          4,882,271               3,651,962
                                                                       -----------------       -----------------
                                                                       $      22,405,504       $      17,901,997
                                                                       =================       =================

NOTE H-STOCK PLAN

The Company's Incentive Stock Plan, As Amended ("Plan"), provides for the issuance of shares of Common Stock to officers and key employees pursuant to stock options, stock appreciation rights, stock purchase agreements and stock awards. At December 31, 1998, 647,777 shares of Common Stock were available for issuance under the Plan.

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

Additional information with respect to the Plan is summarized as follows:



                                                    Average             Option
                                                      Price             Shares
--------------------------------------------------------------------------------
Outstanding January 1, 1996                             $27.06          126,131
Granted                                                  22.57          187,004
Exercised                                                16.27          (2,850)
-------------------------------------------------------------------------------

Outstanding December 31, 1996                            24.48          310,285
Granted                                                  27.00            1,000
Exercised                                                24.62         (11,269)
Canceled or expired                                      27.07          (9,737)
-------------------------------------------------------------------------------

Outstanding December 31, 1997                            24.40          290,279
Granted                                                  26.75            9,000
Exercised                                                24.19            (889)
Canceled or expired                                      26.89         (27,500)
-------------------------------------------------------------------------------

Outstanding December 31, 1998                            23.34          270,890
-------------------------------------------------------------------------------

Exercisable options at
     December 31, 1998                                  $24.97          169,488
     December 31, 1997                                   26.10          149,026
     December 31, 1996                                   27.38          123,281

As of December 31, 1998, the Company had the following outstanding options:


Exercise Price                                              $22.50-$23.25        $27.00-$29.75          $26.75
                                                            -------------        -------------          ------

Options Outstanding                                            177,940               83,950                9,000
     Weighted Average Exercise Price                            $22.55               $27.49               $26.75
Weighted Average Remaining Life                                    7.4                  1.5                  9.4
Options Exercisable                                             86,288               83,200                    -
     Weighted Average Exercise Price                            $22.54               $27.50                    -


Disclosure of pro forma information regarding net income and net income per share is required by FASB Statement No. 123, "Accounting for Stock-Based Compensation," and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using the Black-Scholes options pricing model.

The Company's weighted average fair value of options granted and assumptions used were as follows:

                                                     1998      1997      1996
                                                     ----      ----      ----

Risk-free interest rate                               4.97%     5.81%     6.61%
Dividend yield                                        2.00%     2.00%     2.00%
Stock price volatility factor                           .18       .19       .21
Weighted-average expected life (years)                    8         8         8
Weighted-average fair value of options granted        $6.80     $7.77     $7.26


For purposes of pro forma disclosures, the estimated fair value of options granted is amortized to expense over the option's vesting period. The pro forma effect on net income is not representative of the pro forma effect on net income in future years because grants made in 1996 and later years have an increasing vesting period.

The Company's pro forma information consisted of the following:


                                               1998            1997          1996
                                               ----            ----          ----

Net income as reported                        $19,474,229    $21,350,277   $19,994,650
Net income - pro forma                         19,123,000     21,010,000    19,779,000
Basic earnings per share - as reported               1.77           1.91          1.73
Diluted earnings per share - as reported             1.76           1.91          1.73
Basic earnings per share - pro forma                 1.73           1.88          1.71
Diluted earnings per share - pro forma               1.73           1.88          1.71


NOTE I-PROFIT SHARING AND SECURITY BONUS PLANS

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

Provisions for profit sharing and security bonus plans aggregated $4,845,399, $4,387,000 and $3,946,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

The Company sponsors a 401(k) defined contribution savings plan. The plan, which is available to all employees, was provided to give employees a pre-tax investment vehicle to save for retirement. All contributions to the plan are made by plan participants.

NOTE J-INCOME TAXES

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



Deferred Tax Assets:                                              1998                    1997
                                                           -----------------       -----------
Compensation and benefits                                  $      10,850,000       $       9,399,000
Inventory                                                          1,037,000                 642,000
Net operating loss carryforwards of subsidiary                     3,877,000               3,270,000
Accounts receivable                                                  446,000                 428,000
Other                                                                730,000                       -
                                                           -----------------       -----------------
Total Deferred Tax Assets                                         16,940,000              13,739,000
Valuation allowance for deferred tax assets                      (3,877,000)             (3,270,000)
                                                           -----------------       ----------------
Net Deferred Tax Assets                                           13,063,000              10,469,000
                                                           -----------------       -----------------

Deferred Tax Liabilities:
Property, plant & equipment                                        1,318,000               1,489,000
Investments in real estate                                         3,169,000               3,163,000
Marketable securities                                                359,000                 303,000
Other                                                                214,000                 231,000
                                                           -----------------       -----------------
Total Deferred Tax Liabilities                                     5,060,000               5,186,000
                                                           -----------------       -----------------
Total Net Deferred Tax Assets                              $       8,003,000       $       5,283,000
                                                           =================       =================


Income before income taxes consisted of the following:

                                 1998                 1997               1996
                                 ----                 ----               ----
United States             $36,288,309          $37,303,959        $35,969,862
Foreign                   (2,698,080)          (1,580,682)        (2,085,225)
                          -----------          -----------       -----------
                          $33,590,229          $35,723,277        $33,884,637
                          ===========          ===========        ===========

The provisions for income taxes for the years ended December 31, consisted of the following:

                             1998               1997                  1996
                      ----------------    ----------------     -----------
Current:
   Federal            $    13,136,000     $     12,568,000     $     11,733,000
   State                    2,898,000            2,738,000            2,877,000
                      ---------------     ----------------     ----------------
                           16,034,000           15,306,000           14,610,000
Deferred benefit          (1,918,000)            (933,000)            (720,000)
                      ---------------     ---------------      ---------------
                      $    14,116,000     $     14,373,000     $     13,890,000
                      ===============     ================     ================

The reconciliation between the effective income tax rate and the statutory federal rate is as follows:

                                                      1998      1997       1996
                                                      ----      ----       ----

Statutory federal rate                               35.0%      35.0%      35.0%
Increase (decrease) resulting from:
     State income taxes, net of federal income
       tax benefit                                    5.6        5.0        5.5
     Non-taxable dividend and interest income         (.7)      (1.6)      (1.1)
     Foreign losses                                   2.7        1.9        2.2
     Other items                                      (.6)       (.1)       (.6)
                                                    ------    -------    -------
Provision for income taxes                           42.0%      40.2%      41.0%
                                                     =====      =====      =====

Income taxes paid for the years ended December 31, 1998, 1997 and 1996 amounted to $14,359,000, $16,078,000 and $12,944,000, respectively.

NOTE K-COMMITMENTS

The Company's minimum rental commitments, principally for equipment, under noncancelable leases in effect at December 31, 1998 amounted to approximately $3,331,000. Such rentals are payable as follows: 1999-$1,494,000;
2000-$1,142,000; 2001-$475,000 and 2002 and thereafter-$220,000.

Total rental expense for the years ended December 31, 1998, 1997 and 1996 amounted to $1,655,000, $1,647,000 and $1,402,000.

NOTE L - INCOME PER SHARE

The computation of basic and diluted income per share consisted of the following:


                                                                           Year ended December 31
(In thousands, except per share data)                           1998                 1997                1996
                                                                ----                 ----                ----
NUMERATOR:
Net income                                               $      19,474        $      21,350        $      19,995
                                                         =============        =============        =============
DENOMINATOR:
Denominator for basic income per share -                        11,024               11,153               11,563
  Weighted average shares
Effect of dilutive securities:                                      18                   22                    1
                                                         -------------        -------------        -------------
  Stock option plans
Denominator for diluted income per share -                      11,042               11,175               11,564
                                                         =============        =============        =============
  Adjusted weighted average shares
Basic income per share                                   $        1.77        $        1.91        $        1.73
                                                         =============        =============        =============
Diluted income per share                                 $        1.76        $        1.91        $        1.73
                                                         =============        =============        =============



NOTE M - SUMMARY OF UNAUDITED QUARTERLY RESULTS OF OPERATIONS

Unaudited quarterly results of operations for the years ended December 31, 1998 and 1997 are summarized as follows:


                                                                        Quarter ended
                                             -------------------------------------------------------------------
1998                                          Mar. 31             Jun. 30            Sept. 30           Dec. 31*
----                                          -------             -------            --------           --------
(In thousands, except per share data)

Net sales                                    $70,363              $72,535              $75,530             $74,095
Cost of goods sold                            24,828               24,876               25,941              23,909
Income before income taxes                     7,728                8,267                9,138               8,458
Provision for income taxes                     3,205                3,538                3,884               3,489
Net income                                     4,523                4,729                5,254               4,969
Net income per
  share of common stock:
      Basic                                      .41                  .42                  .48                 .46
      Diluted                                    .40                  .42                  .48                 .46
Diluted weighted average
  shares outstanding                          11,175               11,161               11,057              10,785

                                                                        Quarter ended
                                             -------------------------------------------------------------------
1997                                          Mar. 31             Jun. 30            Sept. 30           Dec. 31*
----                                          -------             -------            --------           --------
(In thousands, except per share data)

Net sales                                    $65,883              $70,390              $71,420             $70,451
Cost of goods sold                            22,731               24,105               24,331              24,818
Income before income taxes                     7,949                9,463               10,044               8,268
Provision for income taxes                     3,227                3,814                4,165               3,167
Net income                                     4,722                5,649                5,879               5,101
Basic and diluted net income per
  share of common stock                          .42                  .51                  .53                 .46
Diluted weighted average
  shares outstanding                          11,209               11,140               11,157              11,181


*Inventories and cost of goods sold during interim periods are determined through the use of estimated gross profit rates. The difference between actual and estimated gross profit rates used for the interim periods is adjusted in the fourth quarter. In 1998, this adjustment increased net income by approximately
$1,146,000 while in 1997, this adjustment decreased net income by approximately
$438,000. Also, in the fourth quarter of 1998, non-recurring charges were recorded related to severance and early retirement benefits which reduced net income by $1,520,000.




                                                                                                 SCHEDULE II

                     LAWSON PRODUCTS, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS


                                              Balance at          Charged to
                                             Beginning of         Costs and       Deductions-        Balance at End
                     Description                 Period            Expenses       Describe (A)          of Period
                     -----------                 ------            --------       ------------          ---------

Allowance deducted from assets to which it applies:
    Allowance for doubtful accounts:

Year ended December 31, 1998                      $1,423,902            $983,367        $957,202             $1,450,067
Year ended December 31, 1997                       1,357,662           1,028,221         961,981              1,423,902
Year ended December 31, 1996                       1,111,337             859,326         613,001              1,357,662

Note A - Uncollected receivables written off, net of recoveries.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
         ----------------------------------------------------------------

                  None.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant.
         --------------------------------------------------

                  a.       Directors
                           ---------

                  The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 1999, under the caption "Election of Directors," which information is incorporated herein by reference.

                  b.       Executive Officers
                           ------------------

                  The executive officers of the Company, all of whose terms of office expire on May 11, 1999, are as follows:


                                                     Year First               Other Offices Held
Name and Present                                     Elected to                 During the Past
Position with Company                   Age        Present Office                 Five Years
---------------------                   ---        --------------                 ----------

Sidney L. Port,                         88                    1977           *
Chairman of the
Executive Committee
and Director

Bernard Kalish,                         61                 1989              *
Chief Executive
Officer, Chairman of
the Board and Director

Peter G. Smith(1)                       60                 1989              *
President,
Chief Operating
Officer and Director


------------------------

(1) Mr. Smith retired as President and Chief Operating Officer of the Company on
    December 31, 1998.





Jeffrey B. Belford(2)                    52                 1989             *
Executive Vice
President--Operations
Chief Operating Officer
(Office of the President)

Robert J. Washlow(3)                     54                 1985             *
Executive Vice President
Corporate Affairs, Secretary
and Director
(Office of the President)

Roger Cannon                            50                 1997              Mr. Cannon has been
Executive Vice President -                                                   a member of the
Sales/Marketing                                                              Office of the President
(Office of the President)                                                    since January 1, 1999.
                                                                             Vice President - -
                                                                             Central Field Sales
                                                                             from 1991 to 1997.

James Smith,                            58                 1996              Mr. Smith was Vice
Vice President--                                                             President, Personnel
Human Resources                                                              from 1995 to 1996.  Prior to
                                                                             1995, Mr. Smith was
                                                                             Manager, Human Resources since he
                                                                             joined the Company in 1993.

Jerome Shaffer,                         71                 1987              *
Vice President,
Treasurer and Director

Joseph L. Pawlick,                      56                 1987              *
Vice President and
Controller and Assistant
Secretary

-------------------------

(2) Mr. Belford became Chief Operating Officer and a member of the Office of the President effective January 1, 1999.

(3) Mr. Washlow has been Executive Vice President-Corporate Affairs since 1998,
    Secretary since 1985 and a member of the Office of the President since
    January 1, 1999.

* These persons have held the indicated positions for at least five years.


Item 11. Executive Compensation.
         ----------------------

                  The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 1999, under the caption "Remuneration of Executive Officers," which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
         --------------------------------------------------------------

                  The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 1999 under the caption "Securities Beneficially Owned by Principal Stockholders and Management," which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.
         ----------------------------------------------

                  The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of stockholders to be held on May 11, 1999 under the caption "Election of Directors," which information is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
         ---------------------------------------------------------------

(a)      (1)      Financial Statements
                  --------------------

         The following information is presented in this report:

                  Consolidated Balance Sheets as of December 31, 1998 and 1997.

                  Consolidated Statements of Income for the Years ended December 31, 1998, 1997 and 1996.

                  Consolidated Statements of Changes in Stockholders' Equity for the Years ended December 31, 1998, 1997 and 1996.

                  Consolidated Statements of Cash Flows for the Years ended December 31, 1998, 1997 and 1996.

                  Notes to Consolidated Financial Statements.

         (2)      Financial Statement Schedule
                  ----------------------------

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
                  --------

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

         3(b)              By-laws of the Company, as amended.

         *10(c)(1)         Lawson Products, Inc. Incentive Stock Plan,
                           incorporated herein by reference to Exhibit A to the Company's Proxy Statement for the Annual Meeting of
                           Stockholders held on May 28, 1997.

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

---------------------
*Indicates management employment contracts or compensatory plans or arrangements.

         *10(c)(5)         Employment Agreement between the Company and Mr.
                           Jerome Shaffer, incorporated herein by reference from
                           Exhibit 10(c)(9) to the Company's Annual Report on
                           Form 10-K for the fiscal year ended December 31, 1985.

         *10(c)(5.1)       First Amendment to Employment Agreement dated as of
                           August 1, 1996, incorporated herein by reference from
                           Exhibit 10(c)(6.1) to the Company's Annual Report on
                           Form 10-K for the fiscal year ended December 31, 1996.

         *10(c)(6)         Amended and Restated Executive Deferral Plan,
                           incorporated herein by reference from Exhibit
                           10(c)(7) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

         *10(c)(7)         Agreement of Early Retirement dated December 23,
                           1998, between Peter G. Smith and the Company.

         *10(c)(8)         Employment Agreement dated July 21, 1994 between the
                           Company and Roger F. Cannon.

         21                Subsidiaries of the Company.

         23                Consent of Ernst & Young LLP.

         27                Financial Data Schedule

(b)               Reports on Form 8-K
                  -------------------

                  No reports on Form 8-K were filed during the fourth quarter of the fiscal year covered by this Report.

(c)               Exhibits
                  --------

                  See item 14(a)(3) above for a list of exhibits to this report.

(d)               Schedules
                  ---------

                  See item 14(a)(2) above for a list of schedules filed with this report.

                                   SIGNATURES
                                   ----------

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  LAWSON PRODUCTS, INC.

Date:  March 24, 1999                             By /s/ Bernard Kalish
                                                     ------------------
                                                     Bernard Kalish, Chairman
                                                     and Chief Executive Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              Signature                                    Title                                   Date
              ---------                                    -----                                   ----
/s/ Bernard Kalish                      Chairman, Chief Executive Officer and
                                        Director
                                        (principal executive officer)
/s/ Jerome Shaffer                      Vice President, Treasurer and Director
---------------------------------
Jerome Shaffer                          (principal financial officer)
/s/ Joseph L. Pawlick                   Vice President and Controller
---------------------------------
Joseph L. Pawlick                       (principal accounting officer)
/s/ James T. Brophy                     Director                                      March 24, 1999
---------------------------------
James T. Brophy
/s/ Ronald B. Port, M.D.                Director
---------------------------------
Ronald B. Port, M.D.
/s/ Sidney L. Port                      Director
---------------------------------
Sidney L. Port
/s/ Robert G. Rettig                    Director
---------------------------------
Robert G. Rettig
/s/ Mitchell H. Saranow                 Director
---------------------------------
Mitchell H. Saranow
/s/ Peter G. Smith                      Director
---------------------------------
Peter G. Smith

/s/ Robert J. Washlow                   Director
---------------------------------
Robert J. Washlow



                                  EXHIBIT INDEX
                                  -------------


Exhibit
Number                                       Description of Exhibit
------                                       ----------------------

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

3(b)              By-laws of the Company, as amended.

10(c)(1) Lawson Products, Inc. Incentive Stock Plan, incorporated herein by reference to Exhibit A to the Company's Proxy Statement for the Annual Meeting of Stockholders held on May 28, 1997.

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

10(c)(4.1)        Second Amendment to Employment Agreement dated as of August 1,
                  1996, incorporated herein by reference to Exhibit 10(c)(4.1) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10(c)(5) Employment Agreement between the Company and Mr. Jerome Shaffer, incorporated herein by reference from Exhibit 10(c)(9) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1985.

10(c)(5.1)        First Amendment to Employment Agreement dated as of August 1,
                  1996, incorporated herein by reference from Exhibit 10(c)(6.1) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

Exhibit
Number                                       Description of Exhibit
------                                       ----------------------

10(c)(6) Amended and Restated Executive Deferral Plan, incorporated herein by reference from Exhibit 10(c)(7) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

10(c)(7) Agreement of Early Retirement dated December 23, 1998 between Peter G. Smith and the Company.

10(c)(8) Employment Agreement dated July 21, 1994 between the Company and Roger F. Cannon.

21                Subsidiaries of the Company.

23                Consent of Ernst & Young LLP.

27                Financial Data Schedule