Form 10-Q
period 1999-03-31
LAWSON PRODUCTS INC/NEW/DE/
filed 1999-05-10
CIK 703604

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                       ----------------------------------

                                    FORM 10-Q

                  Quarterly Report under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                       ----------------------------------

For Quarter Ended March 31, 1999                     Commission file no. 0-10546
                  --------------                                         -------

                              LAWSON PRODUCTS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                        36-2229304
-------------------------------                     ---------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                      Identification No.)

1666 East Touhy Avenue, Des Plaines, Illinois                60018
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone no., including area code:   (847) 827-9666
                                                   --------------

                                 Not applicable
--------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                         if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 10,563,822 Shares, $1 par value, as of April 16, 1999.


                     LAWSON PRODUCTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)                          March 31,   December 31,
                                                                     1999         1998
                                                                  ----------   -----------
                                                                  (unaudited)
ASSETS
Current Assets:
    Cash and cash equivalents                                      $  16,491    $  13,872
    Marketable securities                                             11,220       13,816
  Accounts receivable, less allowance for                             35,137       35,255
      doubtful accounts
    Inventories (Note B)                                              46,414       46,670
  Miscellaneous receivables and prepaid                                7,614        7,533
      expenses
    Deferred income taxes                                              1,284        1,256
                                                                   ---------    ---------
              Total Current Assets                                   118,160      118,402

Marketable securities                                                 13,284       11,020
Property, plant and equipment, less
  allowances for depreciation and
  amortization                                                        42,233       41,142
Investments in real estate                                             4,202        4,054
Deferred income taxes                                                  6,768        6,747
Other assets                                                          19,309       17,617
                                                                   ---------    ---------
              Total Assets                                         $ 203,956    $ 198,982
                                                                   =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY Current Liabilities:
    Accounts payable                                               $   5,848    $   5,113
    Accrued expenses and other liabilities                            21,039       22,405
    Income taxes                                                       5,744        3,283
                                                                   ---------    ---------
              Total Current Liabilities                               32,631       30,801
                                                                   ---------    ---------

Accrued liability under security bonus plans                          15,421       15,315
Other                                                                 10,036        9,931
                                                                   ---------    ---------
                                                                      25,457       25,246
                                                                   ---------    ---------
Stockholders' Equity:
   Preferred Stock, $1 par value:                                      ---          ---
       Authorized - 500,000 shares
       Issued and outstanding - None
   Common Stock, $1 par value:                                        10,624       10,664
       Authorized - 35,000,000 shares
       Issued and outstanding - (1999- 10,623,822 shares; 1998 -
       10,663,822 shares)

     Capital in excess of par value                                      747          749

     Retained earnings                                               135,208      132,209

     Accumulated other comprehensive income                             (711)        (687)
                                                                   ---------    ---------
              Total Stockholders' Equity                             145,868      142,935
                                                                   ---------    ---------
              Total Liabilities and Stockholders'                  $ 203,956    $ 198,982
                                                                   =========    =========
                Equity
See notes to condensed consolidated financial statements.


                     LAWSON PRODUCTS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

(Amounts in thousands, except per share data)

                                                                            For the
                                                                      Three Months Ended
                                                                           March 31,
                                                                          1999      1998
                                                                        --------   -------
Net sales                                                                $74,148   $70,363
Cost of goods sold (Note B)                                               25,837    24,828
                                                                         -------   -------
Gross Profit                                                              48,311    45,535

Selling, general and administrative expenses                              39,925    38,448
                                                                         -------   -------
Operating income                                                           8,386     7,087

Investment and other income                                                  606       641
                                                                         -------   -------

Income before income taxes                                                 8,992     7,728

Provision for income taxes                                                 3,715     3,205
                                                                         -------   -------

Net income                                                               $ 5,277   $ 4,523
                                                                         =======   =======

Net income per share of common stock:                                    $  0.50   $  0.41
                                                                         =======   =======
         Basic

         Diluted                                                         $  0.50   $  0.40
                                                                         =======   =======

Cash dividends declared per share of common stock                        $  0.14   $  0.14
                                                                         =======   =======

Weighted average shares outstanding:                                      10,651    11,135
                                                                         =======   =======
         Basic

         Diluted                                                          10,651    11,175
                                                                         =======   =======



See notes to condensed consolidated financial statements


                     LAWSON PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

(Amounts in thousands)

                                                                  For the
                                                            Three Months Ended
                                                                  March 31,
                                                              1999        1998
                                                           --------    ---------
Operating activities:
  Net income                                               $  5,277    $  4,523
  Adjustments to reconcile net income to net cash
    provided by operating activities:
         Depreciation and amortization                        1,594       1,403
         Changes in operating assets and liabilities             26       1,330
         Other                                                  325         517
                                                           --------    --------

         Net Cash Provided by Operating Activities            7,222       7,773
                                                           --------    --------

Investing activities:
  Additions to property, plant and equipment                 (2,546)     (2,601)
  Purchases of marketable securities                        (36,355)    (59,005)
  Proceeds from sale of marketable securities                36,617      61,171
  Other                                                          15         100
                                                           --------    --------

  Net Cash Used in Investing Activities                      (2,269)       (335)
                                                           --------    --------

Financing activities:
  Purchases of treasury stock                                  (841)      ---
  Dividends paid                                             (1,493)     (1,559)
  Other                                                       ---             8
                                                           --------    --------

  Net Cash Used in Financing Activities                      (2,334)     (1,551)
                                                           --------    --------

         Increase in Cash and Cash                            2,619       5,887
         Equivalents

  Cash and Cash Equivalents at Beginning of
    Period                                                   13,872      10,248
                                                           --------    --------

         Cash and Cash Equivalents at End of Period        $ 16,491    $ 16,135
                                                           ========    ========



See notes to condensed consolidated financial statements.


                             Part I

  NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
  --------------------------------------------------------------

A) As contemplated by the Securities and Exchange Commission, the accompanying consolidated financial statements and footnotes have been condensed and therefore, do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The Condensed Consolidated Balance Sheet as of March 31, 1999, the Condensed Consolidated Statements of Income for the three month periods ended March 31, 1999 and 1998 and the Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 1999 and 1998 are unaudited. In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) have been made, which are necessary to present fairly the results of operations for the interim periods. Operating results for the quarter ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

B) Inventories (consisting of primarily finished goods) at March 31, 1999 and cost of goods sold for the three month periods ended March 31, 1999 and 1998 were determined through the use of estimated gross profit rates. The difference between actual and estimated gross profit is adjusted in the fourth quarter. In 1998, this adjustment increased net income by approximately $1,146,000.

C) As of January 1, 1998, the Company adopted FASB Statement 130, "Reporting Comprehensive Income," (SFAS 130). SFAS 130 establishes new rules for reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in other comprehensive income, which prior to adoption were reported separately in stockholders' equity.

Total comprehensive income and its components, net of related tax, for the first quarter of 1999 and 1998 are as follows:

                                                        1999              1998
                                                        ----              ----
Net income                                          $ 5,277,034      $ 4,522,749
Unrealized gains(losses) on securities                  (54,000)         148,000
Foreign currency translation
  adjustments                                            29,829          447,858
                                                    -----------      -----------
Comprehensive income                                $ 5,252,863      $ 5,118,607
                                                    ===========      ===========

The components of accumulated other comprehensive income, net of related tax, at March 31, 1999 and December 31, 1998 are as follows:

                                                          1999        1998
                                                          ----        ----
Unrealized gain on securities                        $   614,000    $   668,000
Foreign currency translation
  adjustments                                         (1,325,242)    (1,355,071)
                                                     ---------------------------
Accumulated other
  comprehensive income                               $  (711,242)   $  (687,071)
                                                     ===========================

D) Earnings per Share

The calculation of dilutive weighted average shares outstanding at March 31, 1999 and 1998 are as follows:

                                                         1999        1998
                                                         ----        ----
  Basic weighted average shares
    outstanding                                      10,651,322  11,135,383
  Dilutive impact of options
    outstanding                                           ---        39,388
                                                     ----------------------
  Dilutive weighted average
    shares outstanding                               10,651,322  11,174,771
                                                     ======================

                     Independent Accountants' Review Report


Board of Directors
Lawson Products, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Lawson Products, Inc. and subsidiaries as of March 31, 1999 and the related condensed consolidated statements of income and cash flows for the three month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Lawson Products, Inc. as of December 31, 1998, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended, not presented herein, and in our report dated February 26, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                   ERNST & YOUNG LLP

April 16, 1999

This Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, contains certain forward-looking statements pertaining to the Year 2000 Issue and other matters. These statements are subject to uncertainties and other factors which could cause actual events or results to vary materially from those anticipated.

ITEM 2         MANAGEMENT'S DISCUSSION AND ANALYSIS
               ------------------------------------

Net sales for the three month period ended March 31, 1999 rose 5.4% to $74,148,000 relative to the similar period of 1998. The sales gain reflects increased contribution from substantially all Lawson operations.

Net income advanced 16.7% to $5,277,000 ($.50 per diluted share) for the three months ended March 31, 1999 from $4,523,000 ($.40 per share) for the comparable period of 1998. This gain is attributable to higher gross margins, cost containment efforts and the increase in net sales noted above. Per share net income for 1999 and 1998 was positively impacted by the Company's share repurchase program.

Cash flows provided by operations for the three months ended March 31, 1999 decreased to $7,222,000 from $7,773,000 in the similar period of the prior year. This decline was due primarily to a smaller increase in operating liabilities (principally accounts payable and income taxes payable) from 1998 levels as compared to the increase noted from 1997 to 1998, which more than offset the gain in net income from the comparable period of 1998. Current investments and cash flows from operations are expected to be sufficient to finance the Company's future growth, cash dividends and capital expenditures. Additions to property, plant and equipment were $2,546,000 and $2,601,000, respectively, for the three months ended March 31, 1999 and 1998. Capital expenditures during 1999 and 1998 primarily reflect costs incurred relative to the construction of a new Lawson outbound facility in Atlanta, Georgia and purchases of computer related equipment. The new facility, expected to be completed during 1999 at a cost of approximately $7,000,000, will be used in place of the Norcross, Georgia facility, which will be sold.

During the first quarter of 1999, the Company purchased 40,000 shares of its own common stock for approximately $841,000, relative to the Board's 1996 authorization to repurchase 1,000,000 shares. No shares were purchased during the quarter ended March 31, 1998. To date, 991,500 shares have been purchased relative to the 1996 stock repurchase program. All shares purchased as of March 31, 1999 have been retired. Funds to purchase these shares were provided by investments and cash flows from operations. In 1998, the Board of Directors authorized the purchase of up to 500,000 additional shares of the Company's common stock, of which none had been purchased as of March 31, 1999.

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

The Company will utilize both internal and external resources to reprogram, or replace, test, and implement the software and operating equipment for Year 2000 modifications. This project remains on schedule, including testing and implementation. The Company presently believes all phases of the conversion will be completed by the end of the second quarter of 1999 at a total cost of approximately $500,000, of which $400,000 of expense has been incurred as of March 31, 1999. These costs are primarily for modifying code and testing computer software programs. This project is not expected to have a significant effect on operations.

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

                                     Part II

                                OTHER INFORMATION
                                -----------------

Items 1, 2, 3, 4 and 5 are inapplicable and have been omitted from this report.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  3(ii) By-laws of the Company

              15 Letter from Ernst & Young LLP regarding
                 Unaudited Interim Financial Information

              27 Financial Data Schedule

                  (b) The registrant was not required to file a Current Report on Form 8-K for the most recently completed quarter.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      LAWSON PRODUCTS, INC.
                                          (Registrant)



Dated April 16, 1999            /s/ Bernard Kalish
      ------------------        ------------------------------
                                    Bernard Kalish
                                  Chairman of the Board



Dated April 16, 1999            /s/ Joseph L. Pawlick
      -------------------       -------------------------------
                                       Joseph L. Pawlick
                                 Vice President and Controller