Form 10-Q
period 1999-06-30
LAWSON PRODUCTS INC/NEW/DE/
filed 1999-08-13
CIK 703604

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                             -----------------------

                                    FORM 10-Q

                  Quarterly Report under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                             -----------------------

For Quarter Ended June 30, 1999                      Commission file no. 0-10546
                  -------------                                          -------

                              LAWSON PRODUCTS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                   36-22293040
----------------------------------         -------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

1666 East Touhy Avenue, Des Plaines, Illinois               60018
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone no., including area code:  (847) 827-9666


Not applicable
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 10,353,822 Shares, $1 par value, as of July 16, 1999.

                         Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                     LAWSON PRODUCTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   June 30,             December 31,
(Amounts in thousands, except share data)                                           1999                     1998
                                                                             -----------------       ------------------
                                                                                (UNAUDITED)
ASSETS
Current Assets:
     Cash and cash equivalents                                               $         20,337       $           13,872
     Marketable securities                                                              7,949                   13,816
     Accounts receivable, less allowance for doubtful accounts                         35,966                   35,255
     Inventories (Note B)                                                              47,518                   46,670
     Miscellaneous receivables and prepaid expenses                                     7,383                    7,533
     Deferred income taxes                                                              1,302                    1,256
                                                                             ----------------       ------------------
              Total Current Assets                                                    120,455                  118,402

Marketable securities                                                                   2,781                   11,020
Property, plant and equipment, less allowances for depreciation and
   amortization                                                                        43,112                   41,142
Investments in real estate                                                              4,201                    4,054
Deferred income taxes                                                                   7,880                    6,747
Other assets                                                                           19,936                   17,617
                                                                             ----------------       ------------------
              Total Assets                                                   $        198,365       $          198,982
                                                                             ================       ==================

LIABILITIES AND STOCKHOLDERS' EQUITY Current Liabilities:
     Accounts payable                                                        $          5,910       $            5,113
     Accrued expenses and other liabilities                                            21,384                   22,405
     Income taxes                                                                       2,354                    3,283
                                                                             ----------------       ------------------
              Total Current Liabilities                                                29,648                   30,801
                                                                             ----------------       ------------------

     Accrued liability under security bonus plans                                      15,670                   15,315
     Other                                                                             10,264                    9,931
                                                                             ----------------       ------------------
                                                                                       25,934                   25,246
Stockholders' Equity:
     Preferred Stock, $1 par value:
       Authorized - 500,000 shares
       Issued and outstanding - None                                                      ---                      ---
     Common Stock, $1 par value:
       Authorized - 35,000,000 shares
       Issued and outstanding-(1999-10,353,822 shares; 1998-10,663,822
       shares)                                                                         10,354                   10,664

     Capital in excess of par value                                                       728                      749

     Retained earnings                                                                132,921                  132,209

Accumulated other comprehensive income                                                 (1,220)                    (687)
                                                                             ----------------       ------------------
              Total Stockholders' Equity                                              142,783                  142,935
                                                                             ----------------       ------------------

              Total Liabilities and Stockholders' Equity                     $        198,365       $          198,982
                                                                             ================       ==================

See notes to condensed consolidated financial statements


                     LAWSON PRODUCTS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

                                                                     For the                       For the
                                                               Three Months Ended             Six Months Ended
                                                                    June 30,                       June 30
                                                                1999          1998           1999           1998
                                                           ------------   -----------   ------------    ------------
Net sales                                                  $     78,247   $    72,535   $    152,395    $    142,897
Cost of goods sold (Note B)                                      26,672        24,876         52,509          49,704
                                                           ------------   -----------   ------------    ------------
Gross profit                                                     51,575        47,659         99,886          93,193

Selling, general and administrative expenses                     42,117        40,028         82,042          78,476
Non-recurring charge                                              2,053           ---          2,053             ---
                                                           ------------   -----------   ------------    ------------
Operating income                                                  7,405         7,631         15,791          14,717

Investment and other income                                       1,311           636          1,917           1,278
                                                           ------------   -----------   ------------    ------------

Income before income taxes                                        8,716         8,267         17,708          15,995

Provision for income taxes                                        3,590         3,538          7,305           6,743
                                                           ------------   -----------   ------------    ------------

Net income                                                 $      5,126   $     4,729   $     10,403    $      9,252
                                                           ============   ===========   ============    ============

Net income per share of common stock:
         Basic                                             $       0.49   $      0.42   $       0.98    $       0.83
                                                           ============   ===========   ============    ============

         Diluted                                           $       0.49   $      0.42   $       0.98    $       0.83
                                                           ============   ===========   ============    ============

Cash dividends declared per share of common stock          $       0.14   $      0.14   $       0.28    $       0.28
                                                           ============   ===========   ============    ============

Weighted average shares outstanding:
         Basic                                                   10,490        11,135         10,563          11,135
                                                           ============   ===========   ============    ============

         Diluted                                                 10,495        11,161         10,564          11,167
                                                           ============   ===========   ============    ============

See notes to condensed consolidated financial statement.


                     LAWSON PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

(Amounts in thousands)

                                                                                             For the
                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                    1999                  1998
                                                                             -----------------   -------------------
Operating activities:
     Net income                                                              $         10,403    $            9,252
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                  3,121                 2,789
         Changes in operating assets and liabilities                                   (5,623)               (7,568)
         Other                                                                           (702)                 (183)
                                                                             -----------------   -------------------

     Net Cash Provided by Operating Activities                                          7,199                 4,290
                                                                             ----------------    ------------------

Investing activities:
     Additions to property, plant and equipment                                        (4,890)               (3,504)
     Purchases of marketable securities                                               (57,613)             (102,548)
     Proceeds from sale of marketable securities                                       71,560               109,201
     Other                                                                                231                   325
                                                                             ----------------    ------------------

     Net Cash Provided by Investing Activities                                          9,288                 3,474
                                                                             ----------------    ------------------

Financing activities:
     Purchases of treasury stock                                                       (7,094)                  ---
     Dividends paid                                                                    (2,928)               (3,118)
     Other                                                                                ---                    11
                                                                             ----------------    ------------------

     Net Cash Used in Financing Activities                                            (10,022)               (3,107)
                                                                             -----------------   -------------------

              Increase in Cash and Cash Equivalents                                     6,465                 4,657

     Cash and Cash Equivalents at Beginning of Period                                  13,872                10,248
                                                                             ----------------    ------------------

              Cash and Cash Equivalents at End of Period                     $         20,337    $           14,905
                                                                             ================    ==================

See notes to condensed consolidated financial statements.


         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

A) As contemplated by the Securities and Exchange Commission, the accompanying consolidated financial statements and footnotes have been condensed and therefore, do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The Condensed Consolidated Balance Sheet as of June 30, 1999, the Condensed Consolidated Statements of Income for the three and six month periods ended June 30, 1999 and 1998 and the Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 1999 and 1998 are unaudited. In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) have been made, which are necessary to present fairly the results of operations for the interim periods. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

B) Inventories (consisting of primarily finished goods) at June 30, 1999 and cost of goods sold for the three and six month periods ended June 30, 1999 and 1998 were determined through the use of estimated gross profit rates. The difference between actual and estimated gross profit is adjusted in the fourth quarter. In 1998, this adjustment increased net income by approximately $1,146,000.

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

Total comprehensive income and its components, net of related tax, for the first three and six months of 1999 and 1998 are as follows:

                                                             Three months ended
                                                                   June 30
                                                        1999                     1998
                                                 ------------------     ------------------
Net income                                       $        5,125,521     $        4,728,753
Unrealized gain(loss) on marketable securities             (629,000)                18,000
Foreign currency translation adjustments                    120,605               (217,917)
                                                 ------------------     ------------------
Comprehensive income                             $        4,617,126     $        4,528,836
                                                 ==================     ==================

                                                              Six months ended
                                                                   June 30
                                                        1999                     1998
                                                 ------------------     ------------------

Net income                                       $       10,402,555     $        9,251,502
Unrealized gain(loss) on marketable securities             (683,000)               166,000
Foreign currency translation adjustments                    150,434                229,951
                                                 ------------------     ------------------
Comprehensive income                             $        9,869,989     $        9,647,453
                                                 ==================     ==================


The components of accumulated other comprehensive income, net of related tax, at June 30, 1999 and December 31, 1998 are as follows:

                                                        1999                     1998
                                                 ------------------     ------------------
Unrealized gain (loss) on marketable securities  $          (15,000)    $          668,000
Foreign currency translation adjustments                 (1,204,637)            (1,355,071)
                                                 ------------------     ------------------
Accumulated other comprehensive income           $       (1,219,637)    $         (687,071)
                                                 ==================-    ==================-


D)  Earnings per Share

The calculation of dilutive weighted average shares outstanding for the three and six months ended June 30, 1999 and 1998 are as follows:

                                                            Three months ended
                                                                  June 30
                                                       1999                     1998
                                                ------------------     ------------------
Basic weighted average shares outstanding       $       10,489,572     $       11,135,583
Dilutive impact of options outstanding                       5,454                 25,277
                                                ------------------     ------------------
Dilutive weighted average shares outstanding    $       10,495,026     $       11,160,860
                                                ==================     ==================

                                                             Six months ended
                                                                  June 30
                                                       1999                     1998
                                                ------------------     ------------------

Basic weighted average shares outstanding       $       10,562,822     $       11,135,476
Dilutive impact of options outstanding                       1,114                 31,531
                                                ------------------     ------------------
Dilutive weighted average shares outstanding    $       10,563,936     $       11,167,007
                                                ==================     ==================

E) In the second quarter of 1999, the Company recorded a non-recurring charge of $1,237,000, net of income tax benefit of $816,000, for severance and early retirement benefits in connection with previously announced management changes. Additionally, in the second quarter of 1999, a gain of $554,000, net of income taxes of $369,000, was recorded on the sale of marketable securities.

F) On July 1, 1999 the Company's newly created subsidiary, ACS/SIMCO, signed a purchase agreement to acquire substantially all of the assets and assume substantially all liabilities of SunSource Inventory Management Company, Inc. and Hillman Industrial Division which comprised the original equipment fastener business of SunSource Inc., for $10 million, with certain contingent purchase price adjustment features based on future operating results. This all-cash transaction will be accounted for as a purchase, and accordingly, the accounts and transactions of these operations will be included in the consolidated financial statements subsequent to the date of acquisition.

                     Independent Accountants' Review Report


Board of Directors
Lawson Products, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Lawson Products, Inc. and subsidiaries as of June 30, 1999 and the related condensed consolidated statements of income for the three month and six month periods ended June 30, 1999 and 1998 and the condensed consolidated statements of cash flows for the six month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

                                            ERNST & YOUNG LLP

July 16, 1999

This Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, contains certain forward-looking statements pertaining to the Year 2000 Issue and other matters. These statements are subject to uncertainties and other factors which could cause actual events or results to vary materially from those anticipated.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Net sales for the three and six month periods ended June 30, 1999 advanced 7.9% to $78,247,000 and 6.6% to $152,395,000 relative to the comparable periods of 1998. The sales gains reflect increased contribution from substantially all Lawson operations.

Net income for the second quarter increased 8.4% to $5,126,000 ($.49 per diluted share) from $4,729,000 ($.42 per diluted share) for the comparable period of 1998. Net income for the six months ended June 30, 1999 advanced 12.4% to $10,403,000 ($.98 per diluted share) from $9,252,000 ($.83 per diluted share) for the same period of 1998. These increases are primarily attributable to cost containment efforts, slightly higher gross margins and the gains in net sales noted above. Per share net income for 1999 and 1998 was positively impacted by the Company's share repurchase program. In the second quarter of 1999, the Company recorded a non-recurring charge of $1,237,000, net of income tax benefit of $816,000, for severance and early retirement benefits in connection with previously announced management changes. Additionally, in the second quarter of 1999, an after tax gain of $554,000 was recorded on the sale of marketable securities. Excluding the effects of these items, net income in the second quarter of 1999 was $5,809,000 ($.55 per diluted share), an increase of 22.8%. For the six month period ended June 30, 1999, excluding the non-recurring charge and gain on sale of securities, net income was $11,086,000 ($1.05 per diluted share), an increase of 19.8%.

Cash flows provided by operations for the six months ended June 30, 1999 advanced to $7,199,000 from $4,290,000 in the comparable period of the prior year. This increase was due primarily to a smaller decrease in operating liabilities (principally accounts payable and accrued expenses) as compared to the decrease in operating liabilities and the gain in net income for the same period of 1998. Current investments and cash flows from operations are expected to be sufficient to finance the Company's future growth, cash dividends and capital expenditures.

Additions to property, plant and equipment were $4,890,000 and $3,504,000, respectively, for the six months ended June 30, 1999 and 1998. Capital expenditures during 1999 and 1998 primarily reflect costs incurred relative to the construction of a new Lawson outbound facility in Atlanta, Georgia and purchases of computer related equipment. The new facility, expected to be completed during the fourth quarter of 1999 at a cost of approximately $7,000,000, will be used in place of the Norcross, Georgia facility, which will be sold.

During the first six months of 1999, the Company purchased 310,000 shares of its own common stock for approximately $7,094,000. Of these purchases, 261,500 shares were acquired relative to the 1998 Board authorization of 500,000 shares and 48,500 shares represented the remaining shares relative to a 1996 stock repurchase authorization of 1,000,000 shares. All treasury shares purchased as of June 30, 1999 have been retired.

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

The Company has contacted substantially all of its suppliers and has gathered information about their Year 2000 compliance status. To date, the Company is not aware of any supplier with a Year 2000 issue that would have a material impact on the operations of the Company. However, the Company does not have the means to ensure that third parties will be Year 2000 ready. The inability of third parties to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by third parties is not determinable.

The Company will utilize both internal and external resources to reprogram, or replace, test, and implement the software and operating equipment for Year 2000 modifications. This project remains on schedule, including testing and implementation. The Company presently believes all phases of the conversion will be completed by the end of the third quarter of 1999 at a total cost of approximately $550,000, of which $450,000 of expense has been incurred as of June 30, 1999. These costs are primarily for modifying code and testing computer software programs. This project is not expected to have a significant effect on operations.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk at June 30, 1999 from that reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                           Part II - OTHER INFORMATION

Items 1, 2, 3 and 5 are inapplicable and have been omitted from this report.

Item 4.  Submission of Matters to a Vote of Security Holders.

         (a) The annual meeting of stockholders of Lawson Products, Inc. was held on May 11, 1999.

         (b)      Not applicable.

         (c1) Set forth below is the tabulation of the votes on each nominee for election as a director:

                                                             Withheld
                                             For             Authority

                  Ronald B. Port, M.D.    8,445,518           839,888
                                          ---------           -------
                  Robert G. Rettig        8,442,985           842,421
                                          ---------           -------
                  Peter G. Smith          8,444,267           841,139
                                          ---------           -------

         (c2) Set forth below is the tabulation of the votes on the proposal concerning the amendment to the Company's Incentive Stock
                  Plan:

                            For            Against             Abstain

                         8,518,064         582,905             184,437
                         ---------         -------             -------

         (c3) Set forth below is the tabulation of the votes on the stockholder proposal concerning the sale or merger of the
                  Company:

                            For            Against             Abstain

                          647,884         7,949,562            36,309
                          -------         ---------            ------

         (c4) Set forth below is the tabulation of the votes on the stockholder proposal concerning the elimination of a classified Board of Directors:

                             For           Against             Abstain

                          2,513,213       6,092,435            27,607
                          ---------       ---------            ------

         (d)      Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      15       Letter from Ernst & Young LLP Regarding Unaudited
                           Interim Financial Information

                  27       Financial Data Schedule

         (b) The registrant was not required to file a Current Report on Form 8-K for the most recently completed quarter.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    LAWSON PRODUCTS, INC.
                                             (Registrant)


Dated July 16, 1999                 /s/      Bernard Kalish
      --------------------          --------------------------------------------
                                             Bernard Kalish
                                             Chairman of the Board


Dated July 16, 1999                 /s/      Joseph L. Pawlick
      --------------------          --------------------------------------------
                                             Joseph L. Pawlick
                                             Vice President and Controller
                                             (principal accounting officer)