Form 10-Q
period 1999-09-30
LAWSON PRODUCTS INC/NEW/DE/
filed 1999-11-12
CIK 703604

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                             -----------------------

                                    FORM 10-Q

                  Quarterly Report under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                             -----------------------

For Quarter Ended September 30, 1999           Commission file no. 0-10546
                  ------------------                               -------

                              LAWSON PRODUCTS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                                     36-2229304
                 --------                                     ----------
      (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                      Identification No.)

1666 East Touhy Avenue, Des Plaines, Illinois                    60018
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone no., including area code:  (847) 827-9666
                                                  --------------


Not applicable
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                        10,348,822 shares, $1 par value, as of October 15, 1999.
                        --------------------------------------------------------

                         Part I - FINANCIAL INFORMATION
                                  ---------------------

Item 1.  Financial Statements.

                     LAWSON PRODUCTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 September 30,          December 31,
(Amounts in thousands, except share data)                                           1999                     1998
                                                                             -----------------      ------------------
                                                                                  (UNAUDITED)
ASSETS
Current Assets:
     Cash and cash equivalents                                               $         13,817       $           13,872
     Marketable securities                                                              9,657                   13,816

     Accounts receivable, less allowance for doubtful accounts                         40,241                   35,255
     Inventories (Note B)                                                              53,154                   46,670
     Miscellaneous receivables and prepaid expenses                                     8,144                    7,533
     Deferred income taxes                                                              1,317                    1,256
                                                                             ----------------       ------------------
              Total Current Assets                                                    126,330                  118,402

Marketable securities                                                                   2,399                   11,020
Property, plant and equipment, less allowances for depreciation and
   amortization                                                                        42,421                   41,142
Investments in real estate                                                              4,149                    4,054
Deferred income taxes                                                                   8,013                    6,747
Other assets                                                                           23,776                   17,617
                                                                             ----------------       ------------------
              Total Assets                                                   $        207,088       $          198,982
                                                                             ================       ==================

LIABILITIES AND STOCKHOLDERS' EQUITY Current Liabilities:
     Accounts payable                                                        $          6,498       $            5,113
     Accrued expenses and other liabilities                                            24,041                   22,405
     Income taxes                                                                       2,597                    3,283
                                                                             ----------------       ------------------
              Total Current Liabilities                                                33,136                   30,801
                                                                             ----------------       ------------------

     Accrued liability under security bonus plans                                      16,144                   15,315
     Other                                                                             10,502                    9,931
                                                                             ----------------       ------------------
                                                                                       26,646                   25,246
                                                                             ----------------       ------------------
Stockholders' Equity:
     Preferred Stock, $1 par value:
       Authorized - 500,000 shares
       Issued and outstanding - None                                                      ---                      ---
     Common Stock, $1 par value:
       Authorized - 35,000,000 shares
       Issued and outstanding-(1999-10,353,822 shares; 1998-10,663,822
       shares)                                                                         10,354                   10,664

     Capital in excess of par value                                                       728                      749

     Retained earnings                                                                137,332                  132,209

Accumulated other comprehensive income                                                 (1,108)                    (687)
                                                                             ----------------       ------------------
              Total Stockholders' Equity                                              147,306                  142,935
                                                                             ----------------       ------------------

              Total Liabilities and Stockholders' Equity                     $        207,088       $          198,982
                                                                             ================       ==================

See notes to condensed consolidated financial statements


                     LAWSON PRODUCTS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

                                                                     For the                       For the
                                                               Three Months Ended             Nine Months Ended
                                                                  September 30,                 September 30
                                                                1999          1998           1999           1998
                                                                ----          ----           ----           ----

Net sales                                                  $     82,515   $    75,530   $    234,910    $    218,427
Cost of goods sold (Note B)                                      29,595        25,941         82,104          75,645
                                                           ------------   -----------   ------------    ------------
Gross profit                                                     52,920        49,589        152,806         142,782

Selling, general and administrative expenses                     43,678        41,043        125,720         119,520
Non-recurring charge                                                ---           ---          2,053             ---
                                                           ------------   -----------   ------------    ------------
Operating income                                                  9,242         8,546         25,033          23,262

Investment and other income                                         700           592          2,617           1,870
                                                           ------------   -----------   ------------    ------------

Income before income taxes                                        9,942         9,138         27,650          25,132

Provision for income taxes                                        4,081         3,884         11,386          10,627
                                                           ------------   -----------   ------------    ------------

Net income                                                 $      5,861   $     5,254   $     16,264    $     14,505
                                                           ============   ===========   ============    ============

Net income per share of common stock:
         Basic                                             $       0.57   $      0.48   $       1.55    $       1.31
                                                           ============   ===========   ============    ============

         Diluted                                           $       0.57   $      0.48   $       1.55    $       1.30
                                                           ============   ===========   ============    ============

Cash dividends declared per share of common stock          $       0.14   $      0.14   $       0.42    $       0.42
                                                           ============   ===========   ============    ============

Weighted average shares outstanding:
         Basic                                                   10,354        11,054         10,500          11,103
                                                           ============   ===========   ============    ============

         Diluted                                                 10,360        11,057         10,502          11,125
                                                           ============   ===========   ============    ============

See notes to condensed consolidated financial statement.



                     LAWSON PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)
(Amounts in thousands)
                                                                                             For the
                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                    1999                  1998
                                                                                    ----                  ----

Operating activities:
     Net income                                                              $         16,264    $           14,505
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                  4,682                 4,196
         Changes in operating assets and liabilities                                   (7,120)               (8,970)
         Other                                                                             44                  (118)
                                                                             ----------------    -------------------

     Net Cash Provided by Operating Activities                                         13,870                 9,613
                                                                             ----------------    ------------------

Investing activities:
     Additions to property, plant and equipment                                        (5,319)               (3,949)
     Purchases of marketable securities                                               (83,794)             (172,749)
     Proceeds from sale of marketable securities                                       96,412               181,418
     Acquisition of SunSource Inventory Management
          Company, Inc.                                                               (10,192)                  ---

     Other                                                                                492                   629
                                                                             ----------------    ------------------

     Net Cash (Used in)/Provided by Investing Activities                               (2,401)                5,349
                                                                             -----------------   ------------------

Financing activities:
     Purchases of treasury stock                                                       (7,094)               (6,201)
     Dividends paid                                                                    (4,430)               (4,677)
     Other                                                                                ---                    14
                                                                             ----------------    ------------------

     Net Cash Used in Financing Activities                                            (11,524)              (10,864)
                                                                             -----------------   -------------------

              Increase in Cash and Cash Equivalents                                       (55)                4,098

     Cash and Cash Equivalents at Beginning of Period                                  13,872                10,248
                                                                             ----------------    ------------------

              Cash and Cash Equivalents at End of Period                     $         13,817    $           14,346
                                                                             ================    ==================

See notes to condensed consolidated financial statements.


         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
         --------------------------------------------------------------

A) As contemplated by the Securities and Exchange Commission, the accompanying consolidated financial statements and footnotes have been condensed and therefore, do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Annual Report on Form 10-K for the year ended December 31, 1998 for Lawson Products, Inc. ("Lawson" or the "Company"). The Condensed Consolidated Balance Sheet as of September 30, 1999, the Condensed Consolidated Statements of Income for the three and nine month periods ended September 30, 1999 and 1998 and the Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 1999 and 1998 are unaudited. In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) have been made, which are necessary to present fairly the results of operations for the interim periods. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

B) Inventories (consisting of primarily finished goods) at September 30, 1999 and cost of goods sold for the three and nine month periods ended September 30, 1999 and 1998 were determined through the use of estimated gross profit rates. The difference between actual and estimated gross profit is adjusted in the fourth quarter. In 1998, this adjustment increased net income by approximately $1,146,000.

C) Total comprehensive income and its components, net of related tax, for the first three and nine months of 1999 and 1998 are as follows (in thousands):


                                                                                         Three months ended
                                                                                            September 30
                                                                                    1999                     1998
                                                                             ------------------     -------------

Net income                                                                   $            5,861     $            5,254
Unrealized gain(loss) on marketable securities                                              ---                    (43)
Foreign currency translation adjustments                                                    111                   (280)
                                                                             ------------------     ------------------
Comprehensive income                                                         $            5,972     $            4,931
                                                                             ==================     ==================

                                                                                          Nine months ended
                                                                                            September 30
                                                                                    1999                     1998
                                                                             ------------------     -------------

Net income                                                                   $           16,264     $           14,505
Unrealized gain(loss) on marketable securities                                             (683)                   123
Foreign currency translation adjustments                                                    262                    (50)
                                                                             ------------------     -------------------
Comprehensive income                                                         $           15,843     $           14,578
                                                                             ==================     ==================


The components of accumulated other comprehensive income, net of related tax, at September 30, 1999 and December 31, 1998 are as follows (in thousands):


                                                                                    1999                     1998
                                                                             ------------------     -------------

Unrealized gain (loss) on marketable securities                              $              (15)    $              668
Foreign currency translation adjustments                                                 (1,093)                (1,355)
                                                                             ------------------     ------------------
Accumulated other comprehensive income                                       $           (1,108)    $             (687)
                                                                             ==================-    ==================-

D)  Earnings per Share

The calculation of dilutive weighted average shares outstanding for the three and nine months ended September 30, 1999 and 1998 are as follows (in thousands):


                                                                                         Three months ended
                                                                                            September 30
                                                                                    1999                     1998
                                                                             ------------------     -------------

Basic weighted average shares outstanding                                    $           10,354     $           11,054
Dilutive impact of options outstanding                                                        6                      3
                                                                             ------------------     ------------------
Dilutive weighted average shares outstanding                                 $           10,360     $           11,057
                                                                             ==================     ==================

                                                                                          Nine months ended
                                                                                            September 30
                                                                                    1999                     1998
                                                                             ------------------     -------------

Basic weighted average shares outstanding                                    $           10,500     $           11,103
Dilutive impact of options outstanding                                                        2                     22
                                                                             ------------------     ------------------
Dilutive weighted average shares outstanding                                 $           10,502     $           11,125
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

F) On July 1, 1999, the Company's newly created subsidiary, ACS/SIMCO, signed a purchase agreement to acquire substantially all of the assets and assume substantially all liabilities of SunSource Inventory Management Company, Inc. and Hillman Industrial Division which comprised the original equipment fastener business of SunSource Inc., for approximately $10,197,000, with certain contingent purchase price adjustment features based on future operating results. This all-cash transaction was accounted for as a purchase, and accordingly, the accounts and transactions of these operations have been included in the consolidated financial statements since the date of acquisition.

                     Independent Accountants' Review Report


Board of Directors and Stockholders
Lawson Products, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Lawson Products, Inc. and subsidiaries as of September 30, 1999 and the related condensed consolidated statements of income for the three month and nine month periods ended September 30, 1999 and 1998 and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

                                                       ERNST & YOUNG LLP

October 15, 1999

This Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, contains certain forward-looking statements pertaining to the Year 2000 issue and other matters. These statements are subject to uncertainties and other factors which could cause actual events or results to vary materially from those anticipated.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Net sales for the three and nine month periods ended September 30, 1999 increased 9.2% to $82,515,000 and 7.5% to $234,910,000 relative to the comparable periods of 1998. The sales gains for the three month period result principally from the sales made by our new subsidiary, ACS/SIMCO. See Note F to Notes to Condensed Consolidated Financial Statements. The sales increase for the nine month period also reflects increases from substantially all Lawson operations.

Net income for the third quarter advanced 11.6% to $5,861,000 ($.57 per diluted share) from $5,254,000 ($.48 per diluted share) for the comparable period of 1998. Net income for the nine months ended September 30, 1999 gained 12.1% to $16,264,000 ($1.55 per diluted share) from $14,505,000 ($1.30 per diluted share)
for the same period of 1998. These increases are primarily attributable to cost containment efforts and the gains in net sales noted above. In the second quarter of 1999, the Company recorded a non-recurring charge of $1,237,000, net of income tax benefit of $816,000, for severance and early retirement benefits in connection with previously announced management changes. Additionally, in the second quarter of 1999, an after tax gain of $554,000 was recorded on the sale of marketable securities. Excluding the effects of these items, net income for the nine month period ended September 30, 1999 was $16,947,000 ($1.61 per diluted share), an increase of 16.8%. Per share net income for 1999 and 1998 was positively impacted by the Company's share repurchase program.

Cash flows provided by operations for the nine months ended September 30, 1999 advanced to $13,870,000 from $9,613,000 in the comparable period of the prior year. This gain was due primarily to a smaller increase in operating assets (principally inventories) as compared to the increase in operating assets and the gain in net income from the same period of 1998. Current investments and cash flows from operations are expected to be sufficient to finance the Company's future growth, cash dividends and capital expenditures.

Additions to property, plant and equipment were $5,319,000 and $3,949,000, respectively, for the nine months ended September 30, 1999 and 1998. Capital expenditures during 1999 and 1998 primarily reflect costs incurred relative to the construction of a new Lawson outbound facility in Suwanee, Georgia and purchases of computer related equipment. The new facility was substantially completed during the third quarter of 1999 at a cost of approximately $7,000,000. The new facility will be used in place of the Norcross, Georgia facility, which was disposed of in a tax-free exchange as a component of the purchase price of the new facility.

During the third quarter of 1999, the Company purchased substantially all of the assets and liabilities of SunSource Inventory Management Company, Inc. ("SunSource") and Hillman Industrial Division ("Hillman"), headquartered in Lenexa, Kansas, at a cost of approximately $10,197,000. SunSource and Hillman are distributors of fasteners in the original equipment manufacturing marketplace. The former business operations of SunSource and Hillman are conducted by a new subsidiary known as ACS/SIMCO.

During the first nine months of 1999, the Company purchased 310,000 shares of its own common stock for approximately $7,094,000. Of these purchases, 261,500 shares were acquired relative to the 1998 Board authorization of 500,000 shares and 48,500 shares represented the remaining shares relative to a 1996 stock repurchase authorization of 1,000,000 shares. All treasury shares purchased as of September 30, 1999 have been retired.

Year 2000

The Company has developed a plan to modify its information technology in light of problems associated with the Year 2000 (the "Year 2000 Issue"). The Year 2000 Issue involves computer programs being written using two digits rather than four to define the applicable year. Computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in a system failure or miscalculations causing disruptions in the processing of normal business transactions.

Based on the Company's assessment of the Year 2000 Issue, the Company was required to modify or replace portions of its software and certain hardware to insure the proper recognition of dates beyond December 31, 1999. The Company presently believes that these modifications or replacements of certain existing software and hardware have mitigated the Year 2000 Issue.

The Company's plan to resolve the Year 2000 Issue involved the following four phases: assessment, remediation, testing, and implementation. The Company has fully completed its assessment of all systems that could be significantly impacted by the Year 2000 and virtually completed converting its critical data processing systems.

Based on a review of its product line, the Company has determined that the products it has sold and will continue to sell do not require remediation to be Year 2000 compliant. Accordingly, the Company does not believe that the Year 2000 presents exposure as it relates to the Company's products.

The Company has contacted substantially all of its suppliers and has gathered information about their Year 2000 compliance status. To date, the Company is not aware of any supplier with a Year 2000 Issue that would have a material impact on the operations of the Company. However, the Company does not have the means to ensure that third parties will be Year 2000 compliant. The inability of third parties to complete their Year 2000 compliance process in a timely manner could materially impact the Company. The effect of non-compliance by third parties is not determinable.

The Company has utilized both internal and external resources to reprogram, or replace, test, and implement the software and operating equipment for Year 2000 modifications. This project remains on schedule, including testing and implementation. The Company presently believes all phases of the conversion will be completed in the fourth quarter of 1999 at a total cost of approximately $550,000, of which $500,000 of expense has been incurred as of September 30, 1999. These costs are primarily for modifying code and testing computer software programs. This project is not expected to have a significant effect on operations.

If the Company is unsuccessful in its remediation efforts or if the remediation efforts of its key suppliers or customers are unsuccessful, there may be a material adverse impact on the Company's results of operations and financial position. If the Company's efforts to become Year 2000 compliant are unsuccessful, the worst case scenario is that the Company will be unable to distribute its products. As the Company cannot predict the magnitude or time length of Year 2000 business interruptions, the Company is unable to estimate the financial impact of Year 2000 issues. The Company does not currently have a contingency plan although one is under development.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk at September 30, 1999 from that reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                           Part II - OTHER INFORMATION
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

                                                LAWSON PRODUCTS, INC.
                                                         (Registrant)


Dated October 15, 1999                 /s/      Robert J. Washlow
     ----------------------            -----------------------------------------
                                                Robert J. Washlow
                                                Chairman of the Board


Dated October 15, 1999                 /s/      Joseph L. Pawlick
     ----------------------            -----------------------------------------
                                                Joseph L. Pawlick
                                                Vice President and Controller
                                                (principal accounting officer)