Form 10-K405
period 1999-12-31
LAWSON PRODUCTS INC/NEW/DE/
filed 2000-03-21
CIK 703604

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1999
OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                         Commission file number: 0-10546

                             LAWSON PRODUCTS, INC.
               --------------------------------------------------
               (Exact Name of Registrant as Specified in Charter)

                 Delaware                               36-2229304
     -------------------------------                -------------------
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

Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of March 1, 2000, 10,041,922 shares of Common Stock were outstanding.

The aggregate market value of the Registrant's Common Stock held by nonaffiliates on March 1, 2000 was approximately $112,629,000.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[X]

The following documents are incorporated into this Form 10-K by reference:

Proxy Statement for Annual Meeting of Stockholders
to be held on May 16, 2000                                              Part III

                                     PART I


Item 1.  Business.
         --------

                  Lawson Products, Inc. was incorporated in Illinois in 1952 and reincorporated in Delaware in 1982.


Products
--------

                  The Company is a distributor of approximately 70,000 expendable maintenance, repair and replacement products. In addition, the Company distributes 12,000 production components (mostly fasteners) to the O.E.M. marketplace. It manufactures approximately 1,000 of these items. These products may be divided into three broad categories: Fasteners, Fittings and Related Parts, such as screws, nuts, rivets and other fasteners; Industrial Supplies, such as hoses and hose fittings, lubricants, cleansers, adhesives and other chemicals, as well as files, drills, welding products and other shop supplies; and Automotive and Equipment Maintenance Parts, such as primary wiring, connectors and other electrical supplies, exhaust and other automotive parts. The Company estimates that these categories of products accounted for the indicated percentages of its total consolidated net sales for 1999, 1998 and 1997 respectively:

                                                                                        Percentage of
                                                                                        Consolidated
                                                                                          Net Sales
                                                                                  ------------------------
                                                                                   1999      1998     1997
                                                                                   ----      ----     ----
Fasteners, Fittings and Related Parts...........................................    46%      45%      46%
Industrial Supplies.............................................................    50       51       49
Automotive and Equipment Maintenance Parts......................................     4        4        5
                                                                                -------     ---    -----
                                                                                   100%     100%     100%

                  All of the Company's maintenance and repair products are manufactured by others and must meet the Company's specifications. Approximately 90% of the Company's products are sold under the Company label. Substantially all maintenance and repair items which the Company distributes are purchased by the Company in bulk and subsequently repackaged in smaller quantities. The Company regularly uses a large number of suppliers but has no long-term or fixed price contracts with any of them. Most maintenance and repair items which the Company distributes are purchased from several sources, and the Company believes that the loss of any single supplier would not significantly affect its operations. No single supplier accounted for more than 4.8% of the Company's purchases in 1999.

                  Production components sold to the O.E.M. marketplace may be manufactured to customers' specification or purchased from other sources.

Marketing
---------

                  The Company's principal markets are as follows:

                  Heavy Duty Equipment Maintenance. Customers in this market include operators of trucks, buses, agricultural implements, construction and road building equipment, mining, logging and drilling equipment and other off-the-road equipment. The Company estimates that approximately 31% of 1999 sales were made to customers in this market.

                  In-Plant and Building Maintenance. This market includes plants engaged in a broad range of manufacturing and processing activities, as well as institutions such as hospitals, universities, school districts and government units. The Company estimates that approximately 45% of 1999 sales were made to customers in this market.

                  Passenger Car Maintenance. Customers in this market include automobile service center chains, independent garages, automobile dealers, car rental agencies and other fleet operators. The Company estimates that approximately 12% of 1999 sales were made to customers in this market.

                  Original Equipment Manufacturers. This market includes plants engaged in a broad range of manufacturing and processing activities. The Company estimates that approximately 12% of 1999 sales were made to customers in this market.

                  The Company has approximately 222,000 customers, the largest of which accounted for less than one percent of net sales during 1999. Sales are made through a force of approximately 1,750 independent sales representatives of which 81 serve the O.E.M. marketplace. Included in this group are 196 district and zone managers, each of whom, in addition to his own sales activities, acts in an advisory capacity to other sales representatives in a designated area. The Company employs 40 regional managers to coordinate regional marketing efforts. Most sales representatives, including district and zone managers, are compensated on a commission basis and are responsible for repayment of commissions on their respective uncollectible accounts. In addition to the sales representatives and district, zone and regional managers discussed above, the Company has approximately 1,190 employees.

                  The Company's products are sold in all 50 states, Mexico, Puerto Rico, the District of Columbia, Canada and the United Kingdom. The Company believes that an important factor in its success is its ability to service customers promptly. During the past five years, more than 99.5% of all items were shipped to the customer within 24 hours after an order was received by the Company. This rapid delivery is facilitated by computer controlled order entry and inventory control systems in each general distribution center. In addition, the receipt of customer orders at Lawson distribution facilities has been accelerated by portable facsimile transmission equipment and personal computer systems used by sales representatives. Customer orders are delivered by common carriers.

                  The Company is required to carry significant amounts of inventory in order to meet its high standards of rapid processing of customer orders. The Company funds its working capital requirements internally.

Distribution and Manufacturing Facilities
-----------------------------------------

                  Substantially all of the Company's maintenance products are stocked in and distributed from each of its seven general distribution centers in; Addison, Illinois; Reno, Nevada; Farmers Branch, Texas; Suwanee, Georgia; Fairfield, New Jersey; Mississauga, Ontario, Canada and Bradley Stoke (Bristol) England. Chemical products are distributed from a facility in Vernon Hills, Illinois and welding products are distributed from a facility in Charlotte, North Carolina. Production components are stocked in and distributed from five centers located in Decatur, Alabama; Burr Ridge, Illinois; Memphis, Tennessee; Lenexa, Kansas and Cincinnati, Ohio. Production components are manufactured in Decatur, Alabama. In the opinion of the Company, all existing facilities are in good condition and are well maintained. All are being used substantially to capacity on a single shift basis, except the manufacturing facility in Decatur, Alabama which operates two shifts and the inbound facility in Des Plaines, Illinois, which operates two shifts. Further expansion of warehousing capacity may require new warehouses, some of which may be located in new geographical areas.

Canadian Operations
-------------------

                  Canadian operations are conducted at the Company's 40,000 square foot general distribution center in Mississauga, Ontario, a suburb of Toronto. These operations constituted less than 3% of the Company's net sales during 1999.

United Kingdom Operations
-------------------------

                  Operations in the United Kingdom are conducted under the name of Lawson Products Limited from a 19,000 square foot general distribution center in Bradley Stoke (Bristol) England. These operations constituted less than 1% of the Company's net sales during 1999.

Mexican Operations
------------------

                  Operations in Mexico are conducted under the name of Lawson Products de Mexico S.A. de C.V. from a 10,000 square foot facility in Guadalajara, Mexico. These operations constituted less than 1% of the Company's net sales during 1999.

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

Item 2.  Properties.
         ----------

                  The Company owns two facilities located in Des Plaines, Illinois, (152,600 and 27,000 square feet, respectively). These buildings contain the Company's main administrative activities and an inbound warehouse facility that principally supports the Addison, Illinois facility and all Lawson distribution facilities. Additional administrative, warehouse and distribution facilities owned by the Company are located in Addison, Illinois (90,000 square feet); Fairfield, New Jersey (61,000 square feet); Reno, Nevada (97,000 square feet); Suwanee, Georgia (105,000 square feet); Farmers Branch, Texas (54,500 square feet); and Mississauga, Ontario, Canada (40,000 square feet). Chemical products are distributed from a 105,400 square foot owned facility in Vernon Hills, Illinois and welding products are distributed from a 40,000 square foot owned facility located in Charlotte, North Carolina. Administrative, warehouse and distribution facilities in Bradley Stoke (Bristol) England (19,000 square feet) are leased by the Company. Administrative and distribution facilities in Guadalajara, Mexico (10,000 square feet) are leased by the Company. Production components are distributed from leased facilities in Burr Ridge, Illinois (24,000 sq. ft.) Memphis, Tennessee, (40,000 sq. ft.), Lenexa, Kansas (40,500 sq. ft.) and Cincinnati, Ohio (16,800 sq. ft.). The Company owns a 54,000 square foot facility in Decatur, Alabama which manufacturers and distributes production components. From time to time, the Company leases additional warehouse space near its present facilities. See Item 1, "Business - Distribution Facilities" for further information regarding the Company's properties.

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

                                     PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder
                  Matters.
                  -------------------------------------------------------------

                  The Company's Common Stock is traded on the NASDAQ National Market System under the symbol of "LAWS." The approximate number of stockholders of record at December 31, 1999 was 1,005. The following table sets forth the high and low closing sale prices as reported on the NASDAQ National Market System during the last two years. The table also indicates the cash dividends paid by the Company during such periods.

                                                     1999                                    1998
                                     -----------------------------------    ------------------------------------

                                                                  Cash                                   Cash
                                      High           Low        Dividends      High          Low       Dividends
                                      ----           ---        ---------      ----          ---       ---------
First Quarter                       $23 1/8        $20 1/2       $.14        $31 1/4      $24 1/2        $.14
Second Quarter                       27 1/4         20 7/8        .14         28 1/4       25 1/4         .14
Third Quarter                        27             21 5/8        .14         27 1/4       20 9/16        .14
Fourth Quarter                       23 3/4             22        .14         24 3/4       21 1/2         .14


Item 6.           Selected Financial Data.
                  -----------------------

         The following selected financial data should be read in conjunction with the Financial Statements of the Company and notes thereto included elsewhere in this Report. The income statement data and balance sheet data is for and as of the end of each of the years in the five-year period ended December 31, 1999, are derived from the audited Financial Statements of the Company.

                                       1999              1998              1997             1996            1995
                                      ------            ------            ------           ------          ------
Net Sales                       $318,970,113      $292,523,475      $278,144,321     $250,289,124     $223,537,182
Income Before Income Taxes        40,269,981        33,590,229        35,723,277       33,884,637       34,815,029
Net Income - As Reported          23,927,981        19,474,229        21,350,277       19,994,637       21,120,029
Net Income, Exclusive
  of Special Items (1)            25,133,981        20,994,229        21,350,277       19,994,637       21,120,029
Total Assets                     215,990,877       198,982,290       188,974,415      175,161,839      160,613,798
Return on Assets (percent)              11.1               9.8              11.3             11.4             13.1
Noncurrent Liabilities            27,525,033        25,246,269        24,577,547       22,065,583       19,292,794
Stockholders' Equity             150,039,989       142,934,735       139,925,387      128,746,212      122,810,577
Return on Equity (percent)             16.5%             13.5%             16.0%            15.8%            16.9%
Per Share of Common Stock:
  Basic Net Income                     $2.29             $1.77             $1.91            $1.73            $1.75
  Diluted Net Income                    2.29              1.76              1.91             1.73             1.75
  Stockholders' Equity (2)             14.37             12.97             12.55            11.13            10.17
  Cash Dividends Declared (2)            .57               .56               .54              .52              .51
Basic Weighted Average
  Shares Outstanding              10,444,076        11,023,934        11,153,091       11,563,052       12,072,668
Diluted Weighted Average
  Shares Outstanding              10,445,836        11,041,819        11,175,232       11,563,715       12,074,647


(1) In 1999 and 1998, the Company recorded special charges for compensation arrangements related to management personnel reductions and retirements. These charges reduced net income by $1,760,000 and $1,520,000 for 1999 and 1998, respectively. Additionally, in 1999, a gain of $554,000, net of income taxes, was recorded on the sale of marketable securities.

(2) These per share amounts were computed using basic weighted average shares outstanding for all periods presented.


Item 7.  Management's Discussion and Analysis of
         Results of Operation and Financial Condition
         --------------------------------------------

RESULTS OF OPERATIONS

Net sales for 1999 and 1998 increased 9.0% and 5.2%, respectively, over the immediately preceding years. The sales gains for 1999 resulted from the addition of new customers, increased orders, a higher average order size throughout Lawson's businesses and from the acquisition of our newest subsidiary, ACS/SIMCO. The advance for 1998 reflected increased contribution from substantially all Lawson operations with our specialty chemical subsidiary spearheading the 1998 increase.

Net income for 1999 rose 22.9% from 1998 to $23.9 million, while diluted net income per share in 1999 increased 30.1% to $2.29 from $1.76 in 1998. Sales gains, cost containment efforts and improved performance by our international subsidiaries were primarily responsible for the increase in net income in 1999 over 1998. Excluding a $1.8 million special charge, net of taxes, for compensation arrangements related to management personnel reductions and a gain of $600,000, net of income taxes, from the sale of marketable securities, net income was approximately $25.1 million ($2.41 per diluted share), an improvement of 19.7% over 1998 net income, exclusive of a special charge of $1.5 million, net of taxes. Net income in 1998 declined 8.8% from 1997 to $19.5 million, while diluted net income per share in 1998 decreased 7.9% to $1.76 from $1.91 in 1997. The decrease in net income from 1997 is primarily due to a $1.5 million special charge, net of taxes, for compensation arrangements related to management personnel reductions and retirements. Costs arising from the realignment of management in Lawson's domestic sales organization, as well as increased losses from our foreign operations and a higher effective tax rate also contributed to the decline in net income for 1998. These items more than offset the sales gains and gross profit improvements in 1998. Excluding the effect of the restructuring charge, 1998 net income was approximately $21 million ($1.90 per diluted share). Per share net income for 1999, 1998 and 1997 was positively affected by the Company's share repurchases discussed below.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operations for 1999, 1998 and 1997 were $23.3 million, $16.1 million and $17.0 million, respectively. The increase in 1999 was due primarily to the gain in net income noted above, lower payments made under deferred compensation and security bonus plans and higher depreciation and amortization levels. The decline in 1998 resulted principally from the decrease in net income noted above, and increased payments made under deferred compensation and security bonus plans which more than offset the positive impact from higher operating liabilities. In addition to satisfying operating requirements, current investments and cash flows from operations are expected to finance the Company's future growth, cash dividends and capital improvements.

Capital expenditures for 1999, 1998 and 1997, respectively, were $6.5 million, $5.4 million and $5.9 million. Consistent with prior years, capital expenditures were incurred primarily for new facilities, improvement of existing facilities, and for the purchase of related equipment. During the third quarter of 1999, construction of a new Lawson outbound facility in Suwanee, Georgia was substantially completed at a cost of approximately $7 million. The new facility will be used in place of the Norcross, Georgia facility, which was disposed of in a tax-free exchange as a component of the purchase price of the Suwanee facility. In 1998, construction was completed relative to the facilities expansion of the Company's specialty chemical subsidiary, at a cost of approximately $3 million.

During the third quarter of 1999, the Company purchased, for cash, substantially all of the assets and liabilities of SunSource Inventory Management Company, Inc. (SunSource) and Hillman Industrial Division (Hillman), headquartered in Lenexa, Kansas, at a cost of approximately $10.5 million. SunSource and Hillman were distributors of fasteners in the original equipment marketplace. The former business operations of SunSource and Hillman are conducted by the Company's new subsidiary, ACS/SIMCO.

During the fourth quarter of 1999, the Board of Directors authorized the purchase of up to 500,000 shares of the Company's common stock. As of December 31, 1999, no shares have been purchased relative to this authorization. In 1998, the Board of Directors authorized the purchase of up to 500,000 shares of the Company's common stock, of which 411,500 were purchased in 1999 for approximately $9.5 million. Additionally, during 1999, the remaining 48,500 shares relative to the 1996 stock repurchase authorization of up to 1,000,000 shares, were purchased for approximately $1 million. Relative to the 1996 stock repurchase authorization, 472,000 shares were purchased for approximately $10.3 million in 1998 and 187,500 shares were purchased for approximately $4.1 million in 1997. Funds to purchase these shares were provided by investments and cash flows from operations.

IMPACT OF THE YEAR 2000

The Company did not experience any significant malfunctions or errors in its operating or business systems when the year changed from 1999 to 2000. Based upon operations since January 1, 2000, the Company does not expect any significant impact to its ongoing business as a result of the "Year 2000 issue." However, it is possible that the full impact of the date change, which was of concern due to computer programs that use two digits instead of four digits to define years, has not been fully recognized. The Company believes that such problems, if any, are likely to be minor and correctable.

The Company could also still be negatively affected if its customers or suppliers are adversely impacted by the Year 2000 or similar issue. The Company is not currently aware of any significant Year 2000 or similar problems that have arisen for its customers or suppliers.

The Company expended $600,000 on Year 2000 readiness efforts from 1997 to 1999. Those efforts included identifying and remediating Year 2000 problems and modification of Year 2000 non-complaint software.

IMPACT OF INFLATION AND CHANGING PRICES

The Company has continued to pass on to its customers most increases in product costs and, accordingly, gross margins have not been materially impacted. The impact from inflation has been more significant on the Company's fixed and semi-variable operating expenses, primarily wages and benefits, although to a lesser degree in recent years due to moderate inflation levels.

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

Item 8.           Financial Statements and Supplementary Data.
                  -------------------------------------------

         The following information is presented in this report:

                  Report of Independent Auditors

                  Consolidated Balance Sheets as of December 31, 1999 and 1998.

                  Consolidated Statements of Income for the Years ended December 31, 1999, 1998 and 1997.

                  Consolidated Statements of Changes in Stockholders' Equity for the Years ended December 31, 1999, 1998 and 1997.

                  Consolidated Statements of Cash Flows for the Years ended December 31, 1999, 1998 and 1997.

                  Notes to Consolidated Financial Statements.

                  Schedule II

                         Report of Independent Auditors


To the Shareholders and Board of Directors
Lawson Products, Inc.

We have audited the accompanying consolidated balance sheets of Lawson Products, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and related schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lawson Products, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                     /s/Ernst & Young LLP



Chicago, Illinois
February 25, 2000


                              LAWSON PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                       December 31,
                                                                       -----------------------------------------
                                                                              1999                    1998
                                                                              ----                    ----
ASSETS
Current assets:
    Cash and cash equivalents                                          $      11,974,611       $      13,871,720
    Marketable securities                                                     12,282,229              13,815,692
    Accounts receivable, less allowance for doubtful accounts
    (1999-$1,601,649; 1998-$1,450,067)                                        41,108,121              35,255,226
    Inventories                                                               55,484,532              46,670,162
    Miscellaneous receivables                                                  2,835,685               2,894,636
    Prepaid expenses                                                           5,193,621               4,638,406
    Deferred income taxes                                                      1,389,000               1,256,000
                                                                       -----------------       -----------------

                  Total Current Assets                                       130,267,799             118,401,842
                                                                       -----------------       -----------------

Property, plant and equipment, at cost, less allowances for
  depreciation and amortization
  (1999-$36,479,611; 1998-$32,450,023)                                        41,988,652              41,142,497
                                                                       -----------------       -----------------

Other assets:
    Marketable securities                                                      4,694,776              11,019,945
    Investments in real estate                                                 4,107,664               4,053,664
    Cash value of life insurance                                              14,760,461              12,876,120
    Deferred income taxes                                                      8,784,000               6,747,000
    Goodwill, less accumulated amortization
    (1999-$124,533)                                                            3,611,447                      --
    Other                                                                      7,776,078               4,741,222
                                                                       -----------------       -----------------
                                                                              43,734,426              39,437,951
                                                                       -----------------       -----------------

                                                                       $     215,990,877       $     198,982,290
                                                                       =================       =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                   $       8,248,929       $       5,112,982
    Accrued expenses and other liabilities                                    25,844,991              22,405,504
    Income taxes                                                               4,331,935               3,282,800
                                                                       -----------------       -----------------

                  Total Current Liabilities                                   38,425,855              30,801,286
                                                                       -----------------       -----------------

Non-current liabilities and deferred credits:
    Accrued liability under security bonus plans                              16,494,190              15,314,813
    Deferred compensation and other liabilities                               11,030,843               9,931,456
                                                                       -----------------       -----------------

                                                                              27,525,033              25,246,269
                                                                       -----------------       -----------------

Stockholders' equity:
    Preferred Stock, $1 par value:
       Authorized-500,000 shares;
       Issued and outstanding-None                                              --                      --
    Common Stock, $1 par value:
       Authorized-35,000,000 shares;
       Issued-1999-10,203,922 shares; 1998-10,663,822  shares                 10,203,922              10,663,822
    Capital in excess of par value                                               717,004                 749,320
Retained earnings                                                            140,200,567             132,208,664
                                                                       -----------------       -----------------
                                                                             151,121,493             143,621,806

Foreign currency translation adjustment                                      (1,053,504)              (1,355,071)
Unrealized (loss) gain on marketable securities                                 (28,000)                 668,000
                                                                       -----------------       -----------------
Accumulated other comprehensive income                                       (1,081,504)                (687,071)
                                                                       -----------------       ------------------

                                                                             150,039,989             142,934,735
                                                                       -----------------       -----------------

                                                                       $     215,990,877       $     198,982,290
                                                                       =================       =================


                 See notes to consolidated financial statements

                              LAWSON PRODUCTS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                        Year ended December 31,
                                                       ---------------------------------------------------------
                                                              1999               1998                 1997
                                                       ----------------    ---------------       ---------------
Net sales                                              $    318,970,113    $   292,523,475       $   278,144,321
Cost of goods sold                                          109,224,791         99,554,363            95,985,602
                                                       ----------------    ---------------       ---------------
Gross profit                                                209,745,322        192,969,112           182,158,719

Selling, general and administrative expenses                168,338,997        158,433,648           147,235,497
Special charges                                               2,932,365          2,621,124                     -
Provision for doubtful accounts                               1,065,811            983,367             1,028,221
                                                       ----------------    ---------------       ---------------
                  Operating Income                           37,408,149         30,930,973            33,895,001
                                                       ----------------    ---------------       ---------------
Interest and dividend income                                  1,312,312          1,458,548             1,285,809
Interest expense                                                (7,351)           (47,957)              (31,280)
Other income - net                                            1,556,871          1,248,665               573,747
                                                       ----------------    ---------------       ---------------
                                                              2,861,832          2,659,256             1,828,276


                  Income Before Income Taxes                 40,269,981         33,590,229            35,723,277
                                                       ----------------    ---------------       ---------------

Federal and state income taxes (benefit):
     Current                                                 18,275,000         16,034,000            15,306,000
     Deferred                                               (1,933,000)        (1,918,000)             (933,000)
                                                       ----------------    ---------------       ---------------
                                                             16,342,000         14,116,000            14,373,000
                                                       ----------------    ---------------       ---------------
                  Net Income                           $     23,927,981    $    19,474,229       $    21,350,277
                                                       ================    ===============       ===============

Net Income Per share of Common Stock
                  Basic                                $           2.29    $          1.77       $          1.91
                                                       ================    ===============       ===============
                  Diluted                              $           2.29    $          1.76       $          1.91
                                                       ================    ===============       ===============


                                          See notes to consolidated financial statements


                                                      Lawson Products, Inc.
                                                    Consolidated Statements of
                                                 Changes in Stockholders' Equity


                                                  Common          Capital                          Accumulated
                                                  Stock,       in excess of                           Other
                                                  $1 par            par           Retained        Comprehensive     Comprehensive
                                                    value            value         Earnings           Income           Income
                                              ---------------  -------------  ----------------  ----------------   ----------
Balance at January 1, 1997                    $  11,311,464    $   512,008    $  117,234,229    $      (311,489)   $           -

Net income                                                                        21,350,277                          21,350,277
Other comprehensive income, net of tax:
    Unrealized gain on marketable securities                                                             55,000           55,000
    Adjustment for foreign currency translation                                                        (431,206)        (431,206)
                                                                                                                   --------------
Other comprehensive loss for the year                                                                                   (376,206)
                                                                                                                   --------------
Comprehensive income for the year                                                                                  $  20,974,071
                                                                                                                   =============
Cash dividends declared                                                           (6,010,507)
Stock issued under employee stock plans              11,269        266,217
Purchase and retirement of common stock            (187,500)        (8,487)       (3,865,888)
                                              --------------   ------------   ---------------   ---------------
Balance at December 31, 1997                     11,135,233        769,738       128,708,111           (687,695)
                                              -------------    -----------    --------------    ----------------

Net income                                                                        19,474,229                       $  19,474,229
Other comprehensive income, net of tax:
    Unrealized gain on marketable securities                                                            105,000          105,000
    Adjustment for foreign currency translation                                                        (104,376)        (104,376)
                                                                                                                   --------------
Other comprehensive income for the year                                                                                      624
                                                                                                                   -------------
Comprehensive income for the year                                                                                    $19,474,853
                                                                                                                   =============
Cash dividends declared                                                           (6,130,363)
Stock issued under employee stock plans                 589         12,738
Purchase and retirement of common stock            (472,000)       (33,156)       (9,843,313)
                                              --------------   ------------   ---------------   ---------------
Balance at December 31, 1998                     10,663,822        749,320       132,208,664           (687,071)
                                              -------------    -----------    --------------    ----------------

Net income                                                                        23,927,981                       $  23,927,981
Other comprehensive income, net of tax:                                                                (696,000)        (696,000)
    Unrealized loss on marketable securities
    Adjustment for foreign currency translation                                                         301,567          301,567
                                                                                                                   -------------
Other comprehensive loss for the year                                                                                   (394,433)
                                                                                                                   --------------
Comprehensive income for the year                                                                                  $  23,533,548
                                                                                                                   =============
Cash dividends declared                                                           (5,908,594)
Purchase and retirement of common stock            (459,900)       (32,316)      (10,027,484)
                                              --------------   ------------   ---------------   ----------------
Balance at December 31, 1999                  $  10,203,922    $   717,004    $  140,200,567    $    (1,081,504)
                                              =============    ===========    ==============    ================

                                            See notes to consolidated financial statements

                                                        LAWSON PRODUCTS, INC.
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Year ended December 31,
                                                       ---------------------------------------------------
                                                              1999               1998                 1997
                                                       ----------------    ---------------       ---------
Operating activities:
     Net income                                        $     23,927,981    $    19,474,229       $    21,350,277
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation and amortization                        6,527,459          5,498,385             5,019,437
         Provision for allowance for doubtful accounts        1,065,811            983,367             1,028,221
         Deferred income taxes                               (1,933,000)        (1,918,000)             (933,000)
         Deferred compensation and security bonus plans       4,651,635          4,190,541             4,214,100
         Payments under deferred compensation
           and security bonus plans                          (2,263,293)        (3,414,210)           (1,604,352)
         Losses from sale of property, plant and equipment            -                627               108,079
         Gains from sale of marketable securities              (902,960)           (50,776)              (45,470)
         Income from investments in real estate                (544,000)          (763,000)             (506,000)
         Changes in operating assets and liabilities
              (Exclusive of effect of acquisition):
              Accounts receivable                            (4,276,788)        (2,524,428)           (4,416,319)
              Inventories                                    (2,886,074)        (4,881,840)           (4,741,208)
              Prepaid expenses and other assets              (5,757,891)        (6,121,144)           (2,224,583)
              Accounts payable and accrued expenses           4,290,592          4,753,798               886,109
              Income taxes payable                            1,049,135          1,642,005              (852,139)
         Other                                                  368,539           (798,646)             (303,506)
                                                       ----------------    ----------------      ---------------

     Net Cash Provided by Operating Activities               23,317,146         16,070,908            16,979,646
                                                       ----------------    ---------------       ---------------

Investing activities:
     Additions to property, plant and equipment              (6,462,348)        (5,378,660)           (5,894,656)
     Purchases of marketable securities                    (122,774,913)      (196,265,030)         (143,028,547)
     Proceeds from sale of marketable securities            130,451,955        204,848,618           137,301,088
     Proceeds from sale of property, plant
       and equipment                                                  -              1,000                 2,308
     Proceeds from life insurance policies                            -            438,819                     -
     Acquisition of business, net of cash
           acquired of $4,850                               (10,519,909)                 -                     -
     Other                                                      490,000            440,000                80,000
                                                       ----------------    ---------------       ---------------

     Net Cash Provided by (Used In)
       Investing Activities                                  (8,815,215)         4,084,747           (11,539,807)
                                                       -----------------   ---------------       ---------------

Financing Activities:
     Purchases of common stock                              (10,519,700)       (10,348,469)           (4,061,875)
     Proceeds from exercise of stock options                          -             13,327               277,486
     Dividends paid                                          (5,879,340)        (6,196,361)           (5,923,040)
                                                       -----------------   ----------------      ---------------

     Net Cash Used in Financing Activities                  (16,399,040)       (16,531,503)           (9,707,429)
                                                       -----------------   ----------------      ---------------

         Increase (Decrease) in Cash and
           Cash Equivalents                                  (1,897,109)         3,624,152            (4,267,590)
     Cash and Cash Equivalents at Beginning of Year          13,871,720         10,247,568            14,515,158
                                                       ----------------    ---------------       ---------------
         Cash and Cash Equivalents at End of Year      $     11,974,611    $    13,871,720       $    10,247,568
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

                                                         YEARS ENDED DECEMBER 31
                                       ------------------------------------------------------------
                                                     1999                1998                 1997
---------------------------------------------------------------------------------------------------

Revenues:
      Canada                                       $6,967              $6,324               $6,212
      United Kingdom                                3,001               2,872                3,018
      Mexico                                        2,335               2,276                1,912

Long-lived Assets:
      Canada                                        2,312               2,273                2,553
      United Kingdom                                  693                 693                  714
      Mexico                                           86                 135                  220


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

Marketable Securities: Marketable equity and debt securities are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses, net of tax, recorded in stockholders' equity. Realized gains and losses, declines in value judged to be other-than-temporary, and interest and dividends are included in investment income. The cost of securities sold is based on the specific identification method.

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

Goodwill: Goodwill represents the cost of business acquisitions in excess of the fair value of identifiable net tangible assets acquired. Goodwill is amortized over 15 years using the straight-line method and the carrying value is reviewed for impairment annually. If this review indicates that goodwill is not expected to be recoverable based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the goodwill will be reduced.

Foreign Currency Translation: The financial statements of foreign entities have been translated in accordance with Statement of Financial Accounting Standards No. 52 and, accordingly, unrealized foreign currency translation adjustments are reflected as a component of stockholders' equity. Realized foreign currency transaction gains and losses were not significant for the years ended December 31, 1999, 1998 and 1997.

Income Per Share: Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options.

Reclassifications: Certain amounts have been reclassified in the 1997 and 1998 financial statements to conform with the 1999 presentation.

New Accounting Standards: In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company expects to adopt the new Statement effective January 1, 2001. Statement 133 will require the Company to recognize all derivatives on the consolidated balance sheet at fair value. The Company does not anticipate that the adoption of Statement 133 will have a significant effect on its results of operations or financial position.

NOTE C-BUSINESS COMBINATION

On July 1, 1999, the Company purchased substantially all of the assets and liabilities of SunSource Inventory Management Company, Inc. (SunSource) and Hillman Industrial Division (Hillman), at a cost of approximately $10.5 million with certain contingent purchase price adjustment features based on future operating results. This all-cash transaction was accounted for as a purchase; accordingly, the accounts and transactions of the acquired company have been included in the consolidated financial statements since the date of acquisition. The purchase price exceeded tangible net assets acquired by approximately $3.7 million. This goodwill will be amortized over 15 years using the straight-line method. SunSource and Hillman are distributors of fasteners in the original equipment marketplace. The former business operations of SunSource and Hillman are being conducted through the Company's new subsidiary, ACS/SIMCO.

Pro forma consolidated net sales, assuming the purchase had occurred as of January 1, 1998 would approximate $329.9 million and $315.4 million for 1999 and 1998, respectively; pro forma net income or net income per share would not differ materially from reported amounts.

NOTE D-SPECIAL CHARGES

In the second and fourth quarter of 1999, the Company recorded special charges of $2,053,000 and $879,000, respectively. These charges were for severance and early retirement benefits to several members of management. These benefits will be paid through 2004. Payments against these accruals of approximately $323,000 were made in 1999.

In the fourth quarter of 1998, the Company recorded a special charge of $2,621,000 for severance and early retirement benefits for several members of management. These benefits will be paid through 2003. Payments of approximately $1,069,000 were made in 1999 against this accrual. In addition, an adjustment to reduce the accrual for approximately $129,000 was made in 1999 to reflect a change in the estimated total severance payments required.

NOTE E-MARKETABLE SECURITIES

The following is a summary of the Company's investments at December 31 which are all classified as available-for-sale:

(In thousands)                                                 Gross                Gross
                                                            Unrealized           Unrealized           Estimated
1999                                        Cost               Gains               Losses            Fair Value
----------------------------------  ----------------    ----------------     -----------------     --------------
Obligations of states and
  political subdivisions                 $   10,268           $     1               $  44            $  10,225
Foreign government securities                 6,724                 -                   -                6,724
Other debt securities                            28                 -                   -                   28
                                         ----------           -------               -----            ---------
Total debt securities                    $   17,020           $     1               $  44            $  16,977
                                         ==========           =======               =====            =========


1998

----------------------------------
Obligations of states and
  political subdivisions                 $   16,723           $    90               $   4            $  16,809
Foreign government securities                 7,007                 -                   -                7,007
Other debt securities                            73                 -                   -                   73
                                         ----------           -------               -----            ---------
Total debt securities                        23,803                90                   4               23,889
Equity securities                                 6               947                   6                  947
                                         ----------           -------               -----            ---------
                                         $   23,809           $ 1,037               $  10            $  24,836
                                         ==========           =======               =====            =========


The gross realized gains on sales of marketable securities totaled: $992,000, $52,000 and $52,000 in 1999, 1998 and 1997, respectively, and the gross realized losses totaled $89,000, $1,000 and $7,000, respectively. The net adjustment to unrealized holding losses included as a separate component of stockholders' equity, net of taxes, totaled $696,000 in 1999, while in 1998 and 1997, the net adjustment to unrealized holding gains included as a separate component of stockholders' equity, net of taxes, totaled $105,000 and $55,000, respectively.

The amortized cost and estimated fair value of marketable securities at December 31, 1999, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of certain securities have the right to prepay obligations without prepayment penalties.

                                                                                                    Estimated
(In thousands)                                                                  Cost               Fair Value
---------------------------------------------------------------------   -----------------    --------------------
Due in one year or less                                                     $     12,291         $      12,282
Due after one year through five years                                              4,729                 4,695
                                                                            ------------         -------------
Total debt securities                                                       $     17,020         $      16,977
                                                                            ============         =============


NOTE F-PROPERTY, PLANT AND EQUIPMENT

The cost of property, plant and equipment consists of:

                                                                              1999                    1998
                                                                       -----------------       -----------------
Land                                                                   $       6,683,222       $       6,011,531
Buildings and improvements                                                    38,863,186              38,290,080
Machinery and equipment                                                       27,363,448              22,216,024
Furniture and fixtures                                                         5,293,762               5,014,995
Vehicles                                                                         260,895                 272,829
Construction in Progress                                                           3,750               1,787,061
                                                                       -----------------       -----------------
                                                                       $      78,468,263       $      73,592,520
                                                                       =================       =================

NOTE G-INVESTMENTS IN REAL ESTATE

The Company is a limited partner in two real estate limited partnerships. An officer and member of the Board of Directors of the Company has a 1.5% interest and 5.5% interest, respectively, as a general partner in these partnerships, which interests are subordinated to the Company's interests in distributable cash.

NOTE H-ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

                                                                              1999                    1998
                                                                       -----------------       -----------------
Salaries, commissions and other compensation                           $       8,051,216       $       7,567,449
Accrued special charges                                                        4,032,000               2,621,000
Accrued and withheld taxes, other than income taxes                            2,196,971               2,080,204
Accrued profit sharing contributions                                           2,646,677               2,443,289
Accrued self-insured health benefits                                           1,574,878               1,318,356
Cash dividends payable                                                         1,531,713               1,492,935
Other                                                                          5,811,536               4,882,271
                                                                       -----------------       -----------------
                                                                       $      25,844,991       $      22,405,504
                                                                       =================       =================

NOTE I-STOCK PLAN

The Company's Incentive Stock Plan, As Amended ("Plan"), provides for the issuance of shares of Common Stock to non-employee directors, officers and key employees pursuant to stock options, stock appreciation rights, stock purchase agreements and stock awards. At December 31, 1999, 647,777 shares of Common Stock were available for issuance under the Plan.

The Plan permits the grant of incentive stock options, subject to certain limitations, with substantially the same terms as non-qualified stock options. Non-employee directors are not eligible to receive incentive stock options. Stock options are not exercisable within six months from date of grant and may not be granted at prices less than the fair market value of the shares at the dates of grant.

Benefits may be granted under the Plan through December 16, 2006.

Additional information with respect to the Plan is summarized as follows:

                                                                                        Average          Option
                                                                                         Price           Shares
----------------------------------------------------------------------------------------------------------------
Outstanding January 1, 1997                                                               24.48          310,285
Granted                                                                                   27.00            1,000
Exercised                                                                                 24.62         (11,269)
Canceled or expired                                                                       27.07          (9,737)
----------------------------------------------------------------------------------------------------------------

Outstanding December 31, 1997                                                             24.40          290,279
Granted                                                                                   26.75            9,000
Exercised                                                                                 24.19            (889)
Canceled or expired                                                                       26.89         (27,500)
----------------------------------------------------------------------------------------------------------------

Outstanding December 31, 1998                                                             23.34          270,890
Granted                                                                                   22.44            9,000
Exercised                                                                                     -                -
Cancelled or expired                                                                      23.63          (9,700)
----------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1999                                                          24.19          270,190
----------------------------------------------------------------------------------------------------------------

Exercisable options at
     December 31, 1999                                                                   $24.42          220,439
     December 31, 1998                                                                    24.97          169,488
     December 31, 1997                                                                    26.10          149,026


As of December 31, 1999, the Company had the following outstanding options:

Exercise Price                                                $22.44-$23.25            $26.75       $27.00-$29.75
                                                              -------------            ------       -------------
Options Outstanding                                              179,440                9,000           81,750
     Weighted Average Exercise Price                              $22.55               $26.75           $27.49
Weighted Average Remaining Life                                      6.5                  8.4               .5
Options Exercisable                                              136,939                2,250           81,250
     Weighted Average Exercise Price                              $22.56               $26.75           $27.50


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

The Company's weighted average fair value of options granted and assumptions used were as follows:

                                                                     1999                1998                 1997
                                                                     ----                ----                 ----
Risk-free interest rate                                              6.79%                 4.97%               5.81%
Dividend yield                                                       2.00%                 2.00%               2.00%
Stock price volatility factor                                          .18                   .18                 .19
Weighted-average expected life (years)                                   8                     8                   8
Weighted-average fair value of options granted                       $6.95                 $6.80               $7.77


For purposes of pro forma disclosures, the estimated fair value of options granted is amortized to expense over the option's vesting period. The pro forma effect on net income is not representative of the pro forma effect on net income in future years because grants made in 1996 and later years have an increasing vesting period.

The Company's pro forma information consisted of the following:

                                                               1999                 1998                   1997
                                                               ----                 ----                   ----
Net income - as reported                                    $23,927,981            $19,474,229           $21,350,277
Net income - pro forma                                       23,565,000             19,123,000            21,010,000
Basic earnings per share - as reported                             2.29                   1.77                  1.91
Diluted earnings per share - as reported                           2.29                   1.76                  1.91
Basic earnings per share - pro forma                               2.26                   1.73                  1.88
Diluted earnings per share - pro forma                             2.26                   1.73                  1.88


NOTE J-PROFIT SHARING AND SECURITY BONUS PLANS

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

Provisions for profit sharing and security bonus plans aggregated $5,051,000, $4,845,000 and $4,387,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

The Company sponsors a 401(k) defined contribution savings plan. The plan, which is available to all employees, was provided to give employees a pre-tax investment vehicle to save for retirement. All contributions to the plan are made by plan participants.

NOTE K-INCOME TAXES

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


Deferred Tax Assets:                                                          1999                    1998
                                                                       -----------------       -----------------
Compensation and benefits                                              $      12,327,000       $      10,850,000
Inventory                                                                      1,237,000               1,037,000
Net operating loss carryforwards of subsidiary                                 4,169,000               3,877,000
Accounts receivable                                                              486,000                 446,000
Other                                                                            583,000                 730,000
                                                                       -----------------       -----------------
Total Deferred Tax Assets                                                     18,802,000              16,940,000
Valuation allowance for deferred tax assets                                  (4,169,000)             (3,877,000)
                                                                       -----------------       -----------------
Net Deferred Tax Assets                                                       14,633,000              13,063,000
                                                                       -----------------       -----------------

Deferred Tax Liabilities:
Property, plant & equipment                                                    1,060,000               1,318,000
Investments in real estate                                                     3,063,000               3,169,000
Marketable securities                                                                  -                 359,000
Other                                                                            337,000                 214,000
                                                                       -----------------       -----------------
Total Deferred Tax Liabilities                                                 4,460,000               5,060,000
                                                                       -----------------       -----------------
Total Net Deferred Tax Assets                                          $      10,173,000       $       8,003,000
                                                                       =================       =================

Net deferred tax assets include the tax impact of items in comprehensive income of $583,000 and $371,000 at December 31, 1999 and 1998, respectively.

Income before income taxes for the years ended December 31, consisted of the following:

                                                   1999                            1998                      1997
                                                   ----                            ----                      ----
United States                                  $41,671,677                      $36,288,309              $37,303,959
Foreign                                         (1,401,696)                     (2,698,080)              (1,580,682)
                                               ------------                     -----------              -----------
                                               $40,269,981                      $33,590,229              $35,723,277
                                               ===========                      ===========              ===========

The provisions for income taxes for the years ended December 31, consisted of the following:

                                                  1999                     1998                       1997
                                           ----------------          ----------------          ----------------
Current:
   Federal                                 $    15,187,000           $     13,136,000          $     12,568,000
   State                                         3,088,000                  2,898,000                 2,738,000
                                           ---------------           ----------------          ----------------
                                                18,275,000                 16,034,000                15,306,000
Deferred benefit                               (1,933,000)                (1,918,000)                 (933,000)
                                           ---------------           ----------------          ---------------
                                           $    16,342,000           $     14,116,000          $     14,373,000
                                           ===============           ================          ================

The reconciliation between the effective income tax rate and the statutory federal rate is as follows:

                                                            1999                 1998                   1997
                                                            ----                 ----                   ----

Statutory federal rate                                    35.0%                  35.0%                  35.0%
Increase (decrease) resulting from:
     State income taxes, net of federal income
       tax benefit                                         5.0                    5.6                    5.0
     Non-taxable dividend and interest income              (.1)                   (.7)                  (1.6)
     Foreign losses                                        1.5                    2.7                    1.9
     Other items                                           (.8)                 (.6)                   (.1)
                                                           ----               ------                -------
Provision for income taxes                                40.6%                  42.0%                  40.2%
                                                          =====                  =====                  =====

Income taxes paid for the years ended December 31, 1999, 1998 and 1997 amounted to $17,157,000, $14,359,000 and $16,078,000, respectively.

NOTE L-COMMITMENTS

The Company's minimum rental commitments, principally for equipment, under noncancelable leases in effect at December 31, 1999 amounted to approximately $5,333,000. Such rentals are payable as follows: 2000-$2,551,000;
2001-$1,786,000; 2002-$735,000 and 2003 and thereafter-$261,000.

Total rental expense for the years ended December 31, 1999, 1998 and 1997 amounted to $2,203,000, $1,655,000 and $1,647,000, respectively.

NOTE M - INCOME PER SHARE

The computation of basic and diluted income per share consisted of the following:

                                                                             Year ended December 31
(In thousands, except per share data)                             1999                 1998                1997
                                                                  ----                 ----                ----
NUMERATOR:
Net income                                                 $      23,928        $      19,474       $      21,350
                                                           =============        =============       =============
DENOMINATOR:
Denominator for basic income per share -
  Weighted average shares                                         10,444               11,024              11,153
Effect of dilutive securities:
  Stock option plans                                                   2                   18                  22
                                                           -------------        -------------       -------------
Denominator for diluted income per share -
  Adjusted weighted average shares                                10,446               11,042              11,175
                                                           =============        =============       =============
Basic income per share                                     $        2.29        $        1.77       $        1.91
                                                           =============        =============       =============
Diluted income per share                                   $        2.29        $        1.76       $        1.91
                                                           =============        =============       =============

NOTE N - SUMMARY OF UNAUDITED QUARTERLY RESULTS OF OPERATIONS

Unaudited quarterly results of operations for the years ended December 31, 1999 and 1998 are summarized as follows:

                                                                        Quarter ended
1999                                          Mar. 31         Jun. 30, (1)(2)      Sept. 30, (3)     Dec. 31, (1)(4)
----                                          -------         ---------------      -------------     ---------------
(In thousands, except per share data)
Net sales                                    $74,148              $78,247              $82,515             $84,060
Cost of goods sold                            25,837               26,672               29,595              27,121
Income before income taxes                     8,992                8,716                9,942              12,620
Provision for income taxes                     3,715                3,590                4,081               4,956
Net income                                     5,277                5,126                5,861               7,664
Net income per
  share of common stock
      Basic                                      .50                  .49                  .57                 .75
      Diluted                                    .50                  .49                  .57                 .75
Diluted weighted average
  shares outstanding                          10,651               10,495               10,360              10,282

                                                                        Quarter ended
1998                                          Mar. 31             Jun. 30            Sept. 30        Dec. 31, (1)(4)
----                                          -------             -------            --------        ---------------
(In thousands, except per share data)

Net sales                                    $70,363              $72,535              $75,530             $74,095
Cost of goods sold                            24,828               24,876               25,941              23,909
Income before income taxes                     7,728                8,267                9,138               8,458
Provision for income taxes                     3,205                3,538                3,884               3,489
Net income                                     4,523                4,729                5,254               4,969
Net income per
  share of common stock:
      Basic                                      .41                  .42                  .48                 .46
      Diluted                                    .40                  .42                  .48                 .46
Diluted weighted average
  shares outstanding                          11,175               11,161               11,057              10,785



(1) During the second quarter of 1999 and the fourth quarter of 1999 and 1998, special charges were recorded related to severance and early retirement benefits, which reduced net income by $1,236,000, $524,000 and $1,520,000, respectively.

(2) The quarter reflects a $554,000 gain, net of income taxes, on the sale of marketable securities.

(3) The Company purchased substantially all the assets and assumed liabilities of the businesses now known as ACS/SIMCO on July 1, 1999.
         The transaction was accounted for as a purchase, and, therefore the results of ACS/SIMCO have been included with the Company's results since that date.

(4) Inventories and cost of goods sold during interim periods are determined through the use of estimated gross profit rates. The difference between actual and estimated gross profit rates used for the interim periods is adjusted in the fourth quarter. This adjustment increased net income by approximately $1,689,000 and $1,146,000 in 1999 and 1998, respectively.

                                                                     SCHEDULE II

                     LAWSON PRODUCTS, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS


                                                Balance at         Charged to
                                               Beginning of        Costs and       Deductions-        Balance at End
                     Description                 Period             Expenses       Describe(A)           of Period
                     -----------                 ------             --------       -----------           ---------

Allowance deducted from assets
 to which it applies:
    Allowance for doubtful accounts:

Year ended December 31, 1999                   $1,450,067          $1,065,811        $914,229             $1,601,649
Year ended December 31, 1998                    1,423,902             983,367         957,202              1,450,067
Year ended December 31, 1997                    1,357,662           1,028,221         961,981              1,423,902

Note A - Uncollected receivables written off, net of recoveries.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
                  -----------------------------------------------------------

                  None.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant.
         --------------------------------------------------

                  a.       Directors
                           ---------

                  The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2000, under the caption "Election of Directors," which information is incorporated herein by reference.

                  b.       Executive Officers
                           ------------------

                  The executive officers of the Company, all of whose terms of office expire on May 16, 2000, are as follows:

                                     Year First     Other Offices Held
Name and Present                    Elected to       During the Past
Position with Company       Age   Present Office       Five Years
---------------------       ---   --------------       ----------

Sidney L. Port              89            1977    *
Chairman of the
Executive Committee
and Director

Robert J. Washlow           55            1999    Mr. Washlow has been
Chairman of the Board,                            Chairman of the Board and
Chief Executive Officer                           Chief Executive Officer since
and Director                                      August 1999.  Prior thereto,
                                                  Mr. Washlow was Executive
                                                  Vice President-Corporate
                                                  Affairs beginning in 1998,
                                                  Secretary beginning in 1985
                                                  and a member of the Office of
                                                  the President beginning in
                                                  January 1999.

Bernard Kalish              62            1989    Mr. Kalish retired as Chairman
Retired Chief Executive                           of the Board and Chief
Officer, Chairman of the                          Executive Officer of the
Board and Director                                Company in August 1999.

Jeffrey B. Belford          53            1999    Mr. Belford became Chief
Office of the President and                       Operating Officer and a
Chief Operating Officer                           member of the Office of the
                                                  President effective January
                                                  1, 1999. Prior to 1999, Mr.
                                                  Belford was Executive Vice
                                                  President - Operations, Chief
                                                  Operating Officer since 1989.

Roger Cannon                51            1999    Mr. Cannon has been a member
Office of the President and                       of the Office of the President
Chief Sales Officer                               since January 1, 1999.  Prior
                                                  to 1999, Mr. Cannon was
                                                  Executive Vice President,
                                                  Sales - Marketing from
                                                  1997-1999, and Vice President
                                                  - - Central Field Sales from
                                                  1991 to 1997.

Jerome Shaffer,             72            1987    *
Vice President,
Treasurer and Director

James Smith                 59            1996    Mr. Smith was Vice President,
Vice President--                                  Personnel from 1995 to 1996.
Human Resources                                   Prior to 1995, Mr. Smith was
                                                  Manager, Human Resources
                                                  since he joined the Company
                                                  in 1993.

Joseph L. Pawlick,          57            1999    Prior to 1999, Mr. Pawlick was
Chief Financial Officer                           Vice President, Controller and
and Secretary                                     Assistant Secretary of the
                                                  Company since 1987.



Item 11. Executive Compensation.
         ----------------------

                  The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2000, under the caption "Remuneration of Executive Officers," which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
         --------------------------------------------------------------

                  The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2000 under the caption "Securities Beneficially Owned by Principal Stockholders and Management," which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.
         ----------------------------------------------

                  The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of stockholders to be held on May 16, 2000 under the caption "Election of Directors," which information is incorporated herein by reference.

                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on
                  Form 8-K.
                  --------------------------------------------------------------

(a)      (1)      Financial Statements
                  --------------------

         The following information is presented in this report:

                  Consolidated Balance Sheets as of December 31, 1999 and 1998.

                  Consolidated Statements of Income for the Years ended December 31, 1999, 1998 and 1997.

                  Consolidated Statements of Changes in Stockholders' Equity for the Years ended December 31, 1999, 1998 and 1997.

                  Consolidated Statements of Cash Flows for the Years ended December 31, 1999, 1998 and 1997.

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

         3(b) By-laws of the Company, as amended, incorporated herein by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

         *10(c)(1)         Lawson Products, Inc. Incentive Stock Plan,
                           incorporated herein by reference to Appendix A to the Company's Proxy Statement for the Annual Meeting of
                           Stockholders held on May 11, 1999.

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

         *10(c)(3.1)       Second Amendment to Employment Agreement between the
                           Company and Bernard Kalish dated as of August 1,
                           1996, incorporated herein by reference to Exhibit
                           10(c)(4.1) to the Company's Annual Report on Form
                           10-K for the fiscal year ended December 31, 1996.

         *10(c)(4)         Employment Agreement between the Company and Mr.
                           Jerome Shaffer, incorporated herein by reference from
                           Exhibit 10(c)(9) to the Company's Annual Report on
                           Form 10-K for the fiscal year ended December 31, 1985.

         *10(c)(4.1)       First Amendment to Employment Agreement dated as of
                           August 1, 1996, incorporated herein by reference from
                           Exhibit 10(c)(6.1) to the Company's Annual Report on
                           Form 10-K for the fiscal year ended December 31, 1996.

         *10(c)5)          Employment Agreement between the Company and Jeffrey
                           B. Belford dated March 10, 1983.

         *10(c)(6)         Amended and Restated Executive Deferral Plan,
                           incorporated herein by reference from Exhibit
                           10(c)(7) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

         *10(c)(7)         Employment Agreement dated July 21, 1994 between the
                           Company and Roger F. Cannon, incorporated herein by reference to Exhibit 10(c)(8) to the Company's Annual
                           Report on Form 10-K for the fiscal year ended
                           December 31, 1998.

         *10(c)(8)         Agreement between the Company and Bernard Kalish
                           dated July 31, 1999.

         21                Subsidiaries of the Company.

         23                Consent of Ernst & Young LLP.

         27                Financial Data Schedule

--------
*Indicates management employment contracts or compensatory plans or arrangements.


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

                                     LAWSON PRODUCTS, INC.

Date:  March 20, 2000                By /s/ Robert J. Washlow
                                        ---------------------
                                        Robert J. Washlow, Chairman of the
                                        Board and Chief Executive Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below this 20th day of March, 2000, by the following persons on behalf of the registrant and in the capacities indicated.

               Signature                                    Title
/s/ Robert J. Washlow                    Chairman of the Board, Chief Executive
---------------------------------        Officer and Director
Robert J. Washlow                        (principal executive officer)

/s/ Joseph L. Pawlick                    Chief Financial Officer
---------------------------------        (principal financial officer)
Joseph L. Pawlick

/s/ Victor G. Galvez                     Controller
---------------------------------        (principal accounting officer)
Victor G. Galvez

/s/ Jerome Shaffer                       Vice President, Treasurer and Director
---------------------------------
Jerome Shaffer

/s/ James T. Brophy                      Director
---------------------------------
James T. Brophy

/s/ Bernard Kalish                       Director
---------------------------------
Bernard Kalish

/s/ Ronald B. Port                       Director
---------------------------------
Ronald B. Port

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

3(b) By-laws of the Company, as amended, incorporated herein by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

10(c)(1) Lawson Products, Inc. Incentive Stock Plan, incorporated herein by reference to Appendix A to the Company's Proxy Statement for the Annual Meeting of Stockholders held on May 11, 1999.

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

10(c)(3.1)        Second Amendment to Employment Agreement between the Company and Bernard Kalish dated as of August 1, 1996, incorporated herein by reference to Exhibit 10(c)(4.1) to the Company's
                  Annual Report on Form 10-K for the fiscal year ended December
                  31, 1996.

10(c)(4) Employment Agreement between the Company and Mr. Jerome Shaffer, incorporated herein by reference from Exhibit 10(c)(9) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1985.

10(c)(4.1)        First Amendment to Employment Agreement dated as of August 1,
                  1996, incorporated herein by reference from Exhibit 10(c)(6.1) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10(c)(5)          Employment Agreement between the Company and Jeffrey B.
                  Belford dated March 10, 1983.

10(c)(6) Amended and Restated Executive Deferral Plan, incorporated herein by reference from Exhibit 10(c)(7) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

10(c)(7) Employment Agreement dated July 21, 1994 between the Company and Roger F. Cannon, incorporated herein by reference to
                  Exhibit 10(c)(8) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

10(c)(8)          Agreement between the Company and Bernard Kalish dated July
                  31, 1999.

21                Subsidiaries of the Company.

23                Consent of Ernst & Young LLP.

27                Financial Data Schedule