Form 10-Q
period 2000-03-31
LAWSON PRODUCTS INC/NEW/DE/
filed 2000-05-10
CIK 703604

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                       ----------------------------------

                                    FORM 10-Q

                  Quarterly Report under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                       ----------------------------------

For Quarter Ended March 31, 2000                     Commission file no. 0-10546
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 10,001,922 Shares, $1 par value, as of April 17, 2000.


                     LAWSON PRODUCTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


(Amounts in thousands, except share data)                          March 31,   December 31,
                                                                      2000        1999
                                                                   ---------    ---------
                                                                  (unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                                        $  13,527    $  11,975
  Marketable securities                                               12,244       12,282
  Accounts receivable, less allowance for
    doubtful accounts                                                 40,491       41,108
  Inventories (Note B)                                                53,770       55,485
  Miscellaneous receivables and prepaid
      expenses                                                         8,487        8,029
  Deferred income taxes                                                1,405        1,389
                                                                   ---------    ---------
              Total Current Assets                                   129,924      130,268

Marketable securities                                                  4,887        4,695
Property, plant and equipment, less
  allowances for depreciation and
  amortization                                                        41,437       41,989
Investments in real estate                                             4,288        4,108
Deferred income taxes                                                  9,055        8,784
Other assets                                                          27,589       26,147
                                                                   ---------    ---------
              Total Assets                                         $ 217,180    $ 215,991
                                                                   =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                               $   7,616    $   8,249
    Accrued expenses and other liabilities                            23,724       25,845
    Income taxes                                                       7,002        4,332
                                                                   ---------    ---------
              Total Current Liabilities                               38,342       38,426
                                                                   ---------    ---------

Accrued liability under security bonus plans                          16,992       16,494
Other                                                                 11,390       11,031
                                                                   ---------    ---------
                                                                      28,382       27,525
                                                                   ---------    ---------
Stockholders' Equity:
   Preferred Stock, $1 par value:
       Authorized - 500,000 shares
       Issued and outstanding - None                                    --           --
   Common Stock, $1 par value:
       Authorized - 35,000,000 shares
       Issued and outstanding - (2000- 10,016,922 shares; 1999 -
       10,203,922 shares)                                             10,017       10,204

     Capital in excess of par value                                      704          717

     Retained earnings                                               140,940      140,201

     Accumulated other comprehensive income                           (1,205)      (1,082)
                                                                   ---------    ---------
              Total Stockholders' Equity                             150,456      150,040
                                                                   ---------    ---------
              Total Liabilities and Stockholders'
                Equity                                             $ 217,180    $ 215,991
                                                                   =========    =========
See notes to condensed consolidated financial statements.


                     LAWSON PRODUCTS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

(Amounts in thousands, except per share data)

                                                         For the
                                                    Three Months Ended
                                                       March 31,
                                                     2000       1999
                                                    -------   -------

Net sales                                           $83,710   $74,148
Cost of goods sold (Note B)                          29,914    25,837
                                                    -------   -------
Gross Profit                                         53,796    48,311

Selling, general and administrative expenses         43,454    39,925
                                                    -------   -------
Operating income                                     10,342     8,386

Investment and other income                             566       606
                                                    -------   -------

Income before income taxes                           10,908     8,992

Provision for income taxes                            4,463     3,715
                                                    -------   -------

Net income                                          $ 6,445   $ 5,277
                                                    =======   =======

Net income per share of common stock:

         Basic                                      $  0.64   $  0.50
                                                    =======   =======

         Diluted                                    $  0.64   $  0.50
                                                    =======   =======

Cash dividends declared per share of common stock   $  0.15   $  0.14
                                                    =======   =======

Weighted average shares outstanding:

         Basic                                       10,093    10,651
                                                    =======   =======

         Diluted                                     10,098    10,651
                                                    =======   =======



See notes to condensed consolidated financial statements.

                     LAWSON PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

(Amounts in thousands)

                                                              For the
                                                        Three Months Ended
                                                             March 31,
                                                         2000        1999
                                                       --------    --------
Operating activities:
  Net income                                           $  6,445    $  5,277
  Adjustments to reconcile net income to net cash
    provided by operating activities:
         Depreciation and amortization                    1,560       1,594
         Changes in operating assets and liabilities        (37)         26
         Other                                              553         325
                                                       --------    --------

         Net Cash Provided by Operating Activities        8,521       7,222
                                                       --------    --------

Investing activities:
  Additions to property, plant and equipment               (871)     (2,546)
  Purchases of marketable securities                    (14,460)    (36,355)
  Proceeds from sale of marketable securities            14,298      36,617
  Other                                                    --            15
                                                       --------    --------

  Net Cash Used in Investing Activities                  (1,033)     (2,269)
                                                       --------    --------

Financing activities:
  Purchases of treasury stock                            (4,404)       (841)
  Dividends paid                                         (1,532)     (1,493)
                                                       --------    --------

  Net Cash Used in Financing Activities                  (5,936)     (2,334)
                                                       --------    --------

         Increase in Cash and Cash
           Equivalents                                    1,552       2,619

  Cash and Cash Equivalents at Beginning of
    Period                                               11,975      13,872
                                                       --------    --------

         Cash and Cash Equivalents at End of Period    $ 13,527    $ 16,491
                                                       ========    ========



See notes to condensed consolidated financial statements.

                                     Part I

         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
         --------------------------------------------------------------

A) As contemplated by the Securities and Exchange Commission, the accompanying consolidated financial statements and footnotes have been condensed and therefore, do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The Condensed Consolidated Balance Sheet as of March 31, 2000, the Condensed Consolidated Statements of Income for the three month periods ended March 31, 2000 and 1999 and the Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2000 and 1999 are unaudited. In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) have been made, which are necessary to present fairly the results of operations for the interim periods. Operating results for the quarter ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

B) Inventories (consisting of primarily finished goods) at March 31, 2000 and cost of goods sold for the three month periods ended March 31, 2000 and 1999 were determined through the use of estimated gross profit rates. The difference between actual and estimated gross profit is adjusted in the fourth quarter. In 1999, this adjustment increased net income by approximately $1,689,000.

C) Total comprehensive income and its components, net of related tax, for the first quarter of 2000 and 1999 are as follows (in thousands):

                                    2000       1999
                                    ----       ----
Net income                        $ 6,445    $ 5,277
Unrealized losses on securities        (4)       (54)
Foreign currency translation
  adjustments                        (119)        30
                                  ------------------
Comprehensive income              $ 6,322    $ 5,253
                                  ==================

The components of accumulated other comprehensive income, net of related tax, at March 31, 2000 and December 31, 1999 are as follows (in thousands):
                                  2000       1999
                                  ----       ----
Unrealized loss on securities   $   (32)   $   (28)
Foreign currency translation
  adjustments                    (1,173)    (1,054)
                                ------------------
Accumulated other
  comprehensive income          $(1,205)   $(1,082)
                                ==================

D) Earnings per Share

The calculation of dilutive weighted average shares outstanding at March 31, 2000 and 1999 are as follows (in thousands):

                                                   2000         1999
                                                   ----         ----
  Basic weighted average shares
    outstanding                                   10,093       10,651
  Dilutive impact of options
    outstanding                                        5          ---
                                                  -------------------
  Dilutive weighted average
    shares outstanding                            10,098       10,651
                                                  ===================

E) On July 1, 1999, the Company purchased substantially all of the assets and liabilities of SunSource Inventory Management Company, Inc. (SunSource) and Hillman Industrial Division (Hillman), at a cost of approximately $10.5 million with certain contingent purchase price adjustment features based on future operating results. This all-cash transaction was accounted for as a purchase; accordingly, the accounts and transactions of the acquired company have been included in the consolidated financial statements since the date of acquisition. The purchase price exceeded tangible net assets acquired by approximately $3.7 million. This goodwill will be amortized over 15 years using the straight-line method. SunSource and Hillman are distributors of fasteners in the original equipment marketplace. The former business operations of SunSource and Hillman are being conducted through the Company's new subsidiary, ACS/SIMCO.

                     Independent Accountants' Review Report


Board of Directors and Stockholders
Lawson Products, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Lawson Products, Inc. and subsidiaries as of March 31, 2000 and the related condensed consolidated statements of income and cash flows for the three month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Lawson Products, Inc. as of December 31, 1999, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended, not presented herein, and in our report dated February 25, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                            /s/    ERNST & YOUNG LLP

April 17, 2000

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, contains certain forward-looking statements. These statements are subject to uncertainties and other factors which could cause actual events or results to vary materially from those anticipated.

ITEM 2               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     -------------------------------------------------
                            CONDITION AND RESULTS OF OPERATIONS
                            -----------------------------------

Net sales for the three month period ended March 31, 2000 increased 12.9% to $83,710,000 relative to the similar period of 1999. The sales gain reflects increased contribution from substantially all Lawson operations and from our new subsidiary, ACS/SIMCO. See Note E to Notes to Condensed Consolidated Financial Statements.

Net income advanced 22.1% to $6,445,000 ($.64 per diluted share) for the three months ended March 31, 2000 from $5,277,000 ($.50 per share) for the comparable period of 1999. This gain is attributable to higher gross margins, cost containment efforts and the increase in net sales noted above. Per share net income for 2000 and 1999 was positively impacted by the Company's share repurchase program.

Cash flows provided by operations for the three months ended March 31, 2000 increased to $8,521,000 from $7,222,000 in the similar period of the prior year. This gain was due primarily to the advance in net income noted above. Current investments and cash flows from operations are expected to be sufficient to finance the Company's future growth, cash dividends and capital expenditures. Additions to property, plant and equipment were $871,000 and $2,546,000, respectively, for the three months ended March 31, 2000 and 1999. Capital expenditures during 2000 primarily reflect purchases of computer related equipment, while in 1999 additions to property, plant and equipment primarily reflect costs incurred relative to the construction of a new Lawson outbound facility in Suwanee, Georgia and purchases of computer related equipment. This new facility was substantially completed in the third quarter of 1999 at a cost of approximately $7,000,000, and will be used in place of the Norcross, Georgia facility, which was disposed of in a tax-free exchange as a component of the purchase price of the new facility.

In the third quarter of 1999, the Company purchased substantially all of the assets and liabilities of SunSource Inventory Management Company, Inc. (SunSource) and Hillman Industrial Division (Hillman), at a cost of approximately $10.5 million with certain contingent purchase price adjustment features based on future operating results. This all-cash transaction was accounted for as a purchase; accordingly, the accounts and transactions of the acquired company have been included in the consolidated financial statements since the date of acquisition. SunSource and Hillman are distributors of fasteners in the original equipment marketplace. The former business operations of SunSource and Hillman are being conducted through the Company's new subsidiary, ACS/SIMCO.

During the first quarter of 2000, the Company purchased 187,000 shares of its own common stock for approximately $4,404,000. Of these purchases, 98,400 shares were acquired relative to the 1999 Board authorization of 500,000 shares and 88,600 shares represented the remaining shares relative to a 1998 stock repurchase authorization of 500,000 shares. In the first quarter of 1999, the Company purchased 40,000 shares of its own common stock for approximately $841,000, relative to the Board's 1996 authorization to repurchase 1,000,000 shares. All shares purchased as of March 31, 2000 have been retired. Funds to purchase these shares were provided by investments and cash flows from operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
        RISK

There have been no material changes in market risk at March 31, 2000 from that reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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


                                      LAWSON PRODUCTS, INC.
                                          (Registrant)



Dated April 17, 2000             /s/    Robert J. Washlow
     ---------------                    ---------------------------------
                                             Robert J. Washlow
                                             Chairman of the Board



Dated April 17, 2000             /s/    Joseph L. Pawlick
     ---------------                    ---------------------------------
                                                 Joseph L. Pawlick
                                            Chief Financial Officer