Form 10-Q
period 2000-06-30
LAWSON PRODUCTS INC/NEW/DE/
filed 2000-08-04
CIK 703604

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                     --------------------------------------

                                    FORM 10-Q

                  Quarterly Report under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                     --------------------------------------

For quarterly period ended June 30, 2000             Commission file no. 0-10546
                           -------------                                 -------

                              LAWSON PRODUCTS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                 36-2229304
------------------------------------------- ------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

1666 East Touhy Avenue, Des Plaines, Illinois               60018
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone no., including area code:  (847) 827-9666
                                                  --------------

                                 Not applicable
--------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 9,738,972 Shares, $1 par value, as of July 18, 2000.

                         PART I - FINANCIAL INFORMATION

ITEM 2            FINANCIAL STATEMENTS

                     LAWSON PRODUCTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)                                                June 30,     December 31,
                                                                                            2000          1999
                                                                                      -------------   ------------
                                                                                       (unaudited)
ASSETS
Current Assets:
    Cash and cash equivalents                                                         $      7,939    $     11,975
    Marketable securities                                                                   10,357          12,282
    Accounts receivable, less allowance for doubtful accounts                               40,860          41,108
    Inventories (Note B)                                                                    53,043          55,485
    Miscellaneous receivables and prepaid expenses                                           7,998           8,029
    Deferred income taxes                                                                    1,419           1,389
                                                                                      ------------    ------------
              Total Current Assets                                                         121,616         130,268

Marketable securities                                                                        3,500           4,695
Property, plant and equipment, less allowances for depreciation and amortization            40,901          41,989
Investments in real estate                                                                   4,368           4,108
Deferred income taxes                                                                        9,385           8,784
Other assets                                                                                28,210          26,147
                                                                                      ------------    ------------
              Total Assets                                                            $    207,980    $    215,991
                                                                                      ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                                  $      7,240    $      8,249
    Accrued expenses and other liabilities                                                  20,609          25,845
    Income taxes                                                                             2,191           4,332
                                                                                      ------------    ------------
              Total Current Liabilities                                                     30,040          38,426
                                                                                      ------------    ------------

Accrued liability under security bonus plans                                                17,181          16,494
Other                                                                                       11,616          11,031
                                                                                      ------------    ------------
                                                                                            28,797          27,525
                                                                                      ------------    ------------
Stockholders' Equity:
   Preferred Stock, $1 par value:                                                              ---             ---
    Authorized - 500,000 shares
    Issued and outstanding - None
   Common Stock, $1 par value:                                                               9,754          10,204
    Authorized - 35,000,000 shares
    Issued and outstanding - (2000- 9,753,972 shares; 1999 - 10,203,922 shares)

   Capital in excess of par value                                                              765             717

   Retained earnings                                                                       140,133         140,201

   Accumulated other comprehensive income                                                   (1,509)         (1,082)
                                                                                      -------------   -------------
              Total Stockholders' Equity                                                   149,143         150,040
                                                                                      ------------    ------------
              Total Liabilities and Stockholders' Equity                              $    207,980    $    215,991
                                                                                      ============    ============

See notes to condensed consolidated financial statements.


                     LAWSON PRODUCTS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)


(Amounts in thousands, except per share data)

                                                                    For the                         For the
                                                               Three Months Ended               Six Months Ended
                                                                    June 30,                        June 30,
                                                              2000            1999            2000            1999
                                                         -------------   -------------   -------------   -------------

Net sales                                                $      86,911   $      78,247   $     170,621   $     152,395
Cost of goods sold (Note B)                                     30,419          26,672          60,333          52,509
                                                         -------------   -------------   -------------   -------------
Gross Profit                                                    56,492          51,575         110,288          99,886

Selling, general and administrative expenses                    45,412          42,117          88,866          82,042
Special charges                                                    240           2,053             240           2,053
                                                         -------------   -------------   -------------   -------------
Operating income                                                10,840           7,405          21,182          15,791

Investment and other income                                        541           1,311           1,107           1,917
                                                         -------------   -------------   -------------   -------------

Income before income taxes                                      11,381           8,716          22,289          17,708

Provision for income taxes                                       4,664           3,590           9,127           7,305
                                                         -------------   -------------   -------------   -------------

Net income                                               $       6,717   $       5,126   $      13,162   $      10,403
                                                         =============   =============   =============   =============

Net income per share of common stock:

         Basic                                           $        0.68   $        0.49   $        1.32   $        0.98
                                                         =============   =============   =============   =============

         Diluted                                         $        0.68   $        0.49   $        1.32   $        0.98
                                                         =============   =============   =============   =============

Cash dividends declared per share of common stock        $        0.15   $        0.14   $        0.30   $        0.28
                                                         =============   =============   =============   =============

Weighted average shares outstanding:

         Basic                                                   9,895          10,490           9,991          10,563
                                                         =============   =============   =============   =============

         Diluted                                                 9,908          10,495          10,000          10,564
                                                         =============   =============   =============   =============



See notes to condensed consolidated financial statements.


                     LAWSON PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


(Amounts in thousands)

                                                                                                  For the
                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                             2000            1999
                                                                                       -------------   ------------
Operating activities:
  Net income                                                                           $     13,162    $     10,403
  Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                        3,091           3,121
         Changes in operating assets and liabilities                                         (8,533)         (5,623)
         Other                                                                                  404            (702)
                                                                                       ------------    -------------

  Net Cash Provided by Operating Activities                                                   8,124           7,199
                                                                                       ------------    ------------

Investing activities:

  Additions to property, plant and equipment                                                 (1,764)         (4,890)
  Purchases of marketable securities                                                        (24,769)        (57,613)
  Proceeds from sale of marketable securities                                                27,904          71,560
  Other                                                                                         100             231
                                                                                       ------------    ------------

  Net Cash Provided by Investing Activities                                                   1,471           9,288
                                                                                       ------------    ------------

Financing activities:
  Purchases of treasury stock                                                               (10,752)         (7,094)
  Dividends paid                                                                             (2,963)         (2,928)
  Other                                                                                          84               -
                                                                                       ------------    ------------

  Net Cash Used in Financing Activities                                                     (13,631)        (10,022)
                                                                                       -------------   -------------

         Increase/(Decrease) in Cash and Cash Equivalents                                    (4,036)          6,465

  Cash and Cash Equivalents at Beginning of Period                                           11,975          13,872
                                                                                       ------------    ------------

         Cash and Cash Equivalents at End of Period                                    $      7,939    $     20,337
                                                                                       ============    ============



See notes to condensed consolidated financial statements.


         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

A) As contemplated by the Securities and Exchange Commission, the accompanying consolidated financial statements and footnotes have been condensed and therefore, do not contain all disclosures required by generally accepted accounting principles. Reference should be made to Lawson Products, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 1999. The Condensed Consolidated Balance Sheet as of June 30, 2000, the Condensed Consolidated Statements of Income for the three and six month periods ended June 30, 2000 and 1999 and the Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2000 and 1999 are unaudited. In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) have been made, which are necessary to present fairly the results of operations for the interim periods. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

B) Inventories (consisting of primarily finished goods) at June 30, 2000 and cost of goods sold for the three and six month periods ended June 30, 2000 and 1999 were determined through the use of estimated gross profit rates. The difference between actual and estimated gross profit is adjusted in the fourth quarter. In 1999, this adjustment increased net income by approximately $1,689,000.

C) Total comprehensive income and its components, net of related tax, for the first three and six months of 2000 and 1999 are as follows (in thousands):

                                                                                             Three Months Ended
                                                                                                  June 30,
                                                                                             2000            1999
                                                                                       -------------   ------------

Net income                                                                             $      6,717    $      5,126
Unrealized gain (loss) on marketable securities                                                  15            (629)
Foreign currency translation adjustments                                                       (319)            120
                                                                                       -------------   ------------

Comprehensive income                                                                   $      6,413    $      4,617
                                                                                       ============    ============

                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                             2000            1999
                                                                                       -------------   ------------

Net income                                                                             $     13,162    $     10,403
Unrealized gain (loss) on marketable securities                                                  11            (683)
Foreign currency translation adjustments                                                       (438)            150
                                                                                       -------------   ------------

Comprehensive income                                                                   $     12,735    $      9,870
                                                                                       ============    ============

The components of accumulated other comprehensive income, net of related tax, at June 30, 2000 and December 31, 1999 are as follows (in thousands):

                                                                                             2000            1999
                                                                                       -------------   ------------

Unrealized loss on marketable securities                                               $        (17)   $        (28)
Foreign currency translation adjustments                                                     (1,492)         (1,054)
                                                                                       -------------   -------------

Accumulated other comprehensive income                                                 $     (1,509)   $     (1,082)
                                                                                       =============   =============

D)  Earnings per Share

The calculation of dilutive weighted average shares outstanding for the three and six months ended June 30, 2000 and 1999 are as follows (in thousands):

                                                                                             Three Months Ended
                                                                                                  June 30,
                                                                                             2000            1999
                                                                                       -------------   ------------

Basic weighted average shares outstanding                                                     9,895          10,490
Dilutive impact of options outstanding                                                           13               5
                                                                                       ------------    ------------

Dilutive weighted average shares outstanding                                                  9,908          10,495
                                                                                       ============    ============

                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                             2000            1999
                                                                                       -------------   ------------

Basic weighted average shares outstanding                                                     9,991          10,563
Dilutive impact of options outstanding                                                            9               1
                                                                                       ------------    ------------

Dilutive weighted average shares outstanding                                                 10,000          10,564
                                                                                       ============    ============

(E) In the second quarter of 2000, the Company recorded a special charge of $145,000, net of income tax benefit of $95,000 for severance benefits, while in the second quarter of 1999, the Company recorded a special charge of $1,237,000, net of income tax benefit of $816,000, for severance and early retirement benefits in connection with previously announced management changes. Additionally, in the second quarter of 1999, a gain of $554,000, net of income taxes of $369,000, was recorded on the sale of marketable securities.

F) On July 1, 1999, the Company purchased substantially all of the assets and liabilities of SunSource Inventory Management Company, Inc. (SunSource) and Hillman Industrial Division (Hillman), at a cost of approximately $10.5 million with certain contingent purchase price adjustment features based on future operating results. This all-cash transaction was accounted for as a purchase; accordingly, the accounts and transactions of the acquired company have been included in the consolidated financial statements since the date of acquisition. The purchase price exceeded tangible net assets acquired by approximately $3.7 million. This goodwill will be amortized over 15 years using the straight-line method. SunSource and Hillman are distributors of fasteners in the original equipment marketplace. The former business operations of SunSource and Hillman are being conducted through the Company's new subsidiary, ACS/SIMCO.

                     Independent Accountants' Review Report


Board of Directors and Stockholders
Lawson Products, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Lawson Products, Inc. and subsidiaries as of June 30, 2000 and the related condensed consolidated statements of income for the three month and six month periods ended June 30, 2000 and 1999 and the condensed consolidated statements of cash flows for the six month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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


                                            /s/ ERNST & YOUNG LLP

July 18, 2000

This Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, contains certain forward-looking statements. These statements are subject to uncertainties and other factors which could cause actual events or results to vary materially from those anticipated.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net sales for the three and six month periods ended June 30, 2000 advanced 11.1% to $86,911,000 and 12.0% to $170,621,000, respectively, relative to the comparable periods of 1999. The sales gains reflect increased contribution from substantially all Lawson operations and from our new subsidiary, ACS/SIMCO. See Note F to Notes to Condensed Consolidated Financial Statements.

Net income for the second quarter increased 31.1% to $6,717,000 ($.68 per diluted share) from $5,126,000 ($.49 per diluted share) for the similar period of 1999. Net income for the six months ended June 30, 2000 rose 26.5% to $13,162,000 ($1.32 per diluted share) from $10,403,000 ($.98 per diluted share)
for the same period of 1999. These increases are primarily attributable to cost containment efforts, slightly higher gross margins and the gains in net sales noted above. Per share net income for 2000 and 1999 was positively impacted by the Company's share repurchase program. In the second quarter of 2000, the Company recorded a special charge of $145,000, net of income tax benefit of $95,000, for severance benefits, while in the second quarter of 1999, the Company recorded a special charge of $1,237,000, net of income tax benefit of $816,000, for severance and early retirement benefits in connection with previously announced management changes. Additionally, in the second quarter of 1999, an after tax gain of $554,000 was recorded on the sale of marketable securities. Excluding the effects of these items, net income in the second quarter of 2000 was $6,862,000 ($.69 per diluted share), an increase of 18.1%. For the six month period ended June 30, 2000, excluding the items noted above, net income was $13,307,000 ($1.33 per diluted share), an increase of 20.0%.

Cash flows provided by operations for the six months ended June 30, 2000 advanced to $8,124,000 from $7,199,000 in the comparable period of the prior year. This increase was due primarily to a gain in net income from the same period in 1999, offset by a larger decrease in operating liabilities (principally accrued expenses and income taxes) as compared to the decrease in operating liabilities from the same period of 1999. Current investments and cash flows from operations are expected to be sufficient to finance the Company's future growth, cash dividends and capital expenditures.

Additions to property, plant and equipment were $1,764,000 and $4,890,000, respectively, for the six months ended June 30, 2000 and 1999. Capital expenditures during 2000 primarily reflect purchases of computer related equipment, while in 1999, additions to property, plant and equipment primarily reflect costs incurred relative to the construction of a new Lawson outbound facility in Suwanee, Georgia and purchases of computer related equipment. This new facility was substantially completed in the third quarter of 1999 at a cost of approximately $7,000,000, and will be used in place of the Norcross, Georgia facility, which was disposed of in a tax-free exchange as a component of the purchase price of the new facility.

In the third quarter of 1999, the Company purchased substantially all of the assets and liabilities of SunSource Inventory Management Company, Inc. ("SunSource") and Hillman Industrial Division ("Hillman"), at a cost of approximately $10.5 million with certain contingent purchase price adjustment features based on future operating results. This all-cash transaction was accounted for as a purchase; accordingly, the accounts and transactions of the acquired company have been included in the consolidated financial statements since the date of acquisition. SunSource and Hillman are distributors of fasteners in the original equipment marketplace. The former business operations of SunSource and Hillman are being conducted through the Company's new subsidiary, ACS/SIMCO.

During the first six months of 2000, the Company purchased 453,700 shares of its own common stock for approximately $10,752,000. Of these purchases, 365,100 shares were acquired relative to the 1999 Board authorization of 500,000 shares and 88,600 shares represented the remaining shares relative to a 1998 stock repurchase authorization of 500,000 shares. In the first six months of 1999, the Company purchased 310,000 shares of its own common stock for approximately $7,094,000. Of these purchases, 261,500 shares were acquired relative to the 1998 Board authorization of 500,000 shares and 48,500 shares represented the remaining shares relative to a 1996 stock repurchase authorization of 1,000,000 shares. All shares purchased as of June 30, 2000 have been retired. Funds to purchase these shares were provided by investments and cash flows from operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk at June 30, 2000 from that reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                                     PART II

                                OTHER INFORMATION

Items 1, 2, 3, and 5 are inapplicable and have been omitted from this report.

Item 4.  Submission of Matters to a Vote of Security Holders.

         (a) The annual meeting of stockholders of Lawson Products, Inc. was held on May 16, 2000.

         (b)  Not applicable.

         (c) Set forth below is the tabulation of the votes on each nominee for election as a director:

                                                       Withheld
                                           For         Authority

             James T. Brophy           8,604,042       1,005,806
             Mitchell H. Saranow       8,633,080         976,768
             Jerome Shaffer            8,616,349         993,499

         (d)  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      15       Letter from Ernst & Young LLP regarding Unaudited
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

                                            LAWSON PRODUCTS, INC.
                                             (Registrant)

Dated  July 18, 2000                        /s/      Robert J. Washlow
       -------------                            --------------------------------
                                                     Robert J. Washlow
                                                     Chairman of the Board

Dated  July 18, 2000                        /s/      Joseph L. Pawlick
       -------------                            --------------------------------
                                                     Joseph L. Pawlick
                                                     Chief Financial Officer