Form 10-Q
period 2000-09-30
LAWSON PRODUCTS INC/NEW/DE/
filed 2000-11-07
CIK 703604

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                     --------------------------------------

                                    FORM 10-Q

                  Quarterly Report under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                     --------------------------------------

For quarterly period ended September 30, 2000        Commission file no. 0-10546
                           ------------------                            -------

                              LAWSON PRODUCTS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      Delaware                                  36-2229304
--------------------------------------------------------  ----------------------
(State or other jurisdiction of incorporation or             (I.R.S. Employer
                   organization)                            Identification No.)

1666 East Touhy Avenue, Des Plaines, Illinois                    60018
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone no., including area code:  (847) 827-9666
                                                  --------------

                                 Not applicable
--------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                          if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 9,706,404 Shares, $1 par value, as of October 16, 2000.

                         PART I - FINANCIAL INFORMATION

ITEM 1            FINANCIAL STATEMENTS

                     LAWSON PRODUCTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)                                             September 30,   December 31,
                                                                                           2000             1999
                                                                                     -------------    -------------
                                                                                       (unaudited)
ASSETS
Current Assets:
    Cash and cash equivalents                                                        $     15,014     $     11,975
    Marketable securities                                                                  10,981           12,282
    Accounts receivable, less allowance for doubtful accounts                              42,848           41,108
    Inventories (Note B)                                                                   52,395           55,485
    Miscellaneous receivables and prepaid expenses                                          8,947            8,029
    Deferred income taxes                                                                   1,436            1,389
                                                                                     ------------     ------------
              Total Current Assets                                                        131,621          130,268

Marketable securities                                                                       1,590            4,695
Property, plant and equipment, less allowances for depreciation and amortization           39,925           41,989
Investments in real estate                                                                  4,548            4,108
Deferred income taxes                                                                       9,568            8,784
Other assets                                                                               28,878           26,147
                                                                                     ------------     ------------
              Total Assets                                                           $    216,130     $    215,991
                                                                                     ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                                 $      6,717     $      8,249
    Accrued expenses and other liabilities                                                 21,537           25,845
    Income taxes                                                                            5,867            4,332
                                                                                     ------------     ------------
              Total Current Liabilities                                                    34,121           38,426
                                                                                     ------------     ------------

Accrued liability under security bonus plans                                               17,644           16,494
Other                                                                                      11,651           11,031
                                                                                     ------------     ------------
                                                                                           29,295           27,525
                                                                                     ------------     ------------
Stockholders' Equity:
   Preferred Stock, $1 par value:
    Authorized - 500,000 shares
    Issued and outstanding - None                                                           -                -
   Common Stock, $1 par value:
    Authorized - 35,000,000 shares
    Issued and outstanding-(2000-9,706,404 shares; 1999-10,203,922 shares)                  9,706           10,204

   Capital in excess of par value                                                             762              717

   Retained earnings                                                                      143,925          140,201

   Accumulated other comprehensive income                                                  (1,679)          (1,082)
                                                                                     -------------    -------------
              Total Stockholders' Equity                                                  152,714          150,040
                                                                                     ------------     ------------
              Total Liabilities and Stockholders' Equity                             $    216,130     $    215,991
                                                                                     ============     ============

See notes to condensed consolidated financial statements.



                     LAWSON PRODUCTS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)


(Amounts in thousands, except per share data)

                                                                    For the                         For the
                                                               Three Months Ended              Nine Months Ended
                                                                 September 30,                   September 30,
                                                              2000            1999            2000            1999
                                                         -------------   -------------   -------------   -------------

Net sales                                                $      85,424   $      82,515   $     256,045   $     234,910
Cost of goods sold (Note B)                                     30,071          29,595          90,404          82,104
                                                         -------------   -------------   -------------   -------------
Gross Profit                                                    55,353          52,920         165,641         152,806

Selling, general and administrative expenses                    45,116          43,678         133,983         125,720
Special charges                                                      0               0             240           2,053
                                                         -------------   -------------   -------------   -------------
Operating income                                                10,237           9,242          31,418          25,033

Investment and other income                                        499             700           1,606           2,617
                                                         -------------   -------------   -------------   -------------

Income before income taxes                                      10,736           9,942          33,024          27,650

Provision for income taxes                                       4,358           4,081          13,485          11,386
                                                         -------------   -------------   -------------   -------------

Net income                                               $       6,378   $       5,861   $      19,539   $      16,264
                                                         =============   =============   =============   =============

Net income per share of common stock:

         Basic                                           $        0.66   $        0.57   $        1.97   $        1.55
                                                         =============   =============   =============   =============

         Diluted                                         $        0.65   $        0.57   $        1.97   $        1.55
                                                         =============   =============   =============   =============

Cash dividends declared per share of common stock        $        0.15   $        0.14   $        0.45   $        0.42
                                                         =============   =============   =============   =============

Weighted average shares outstanding:

         Basic                                                   9,718          10,354           9,906          10,500
                                                         =============   =============   =============   =============

         Diluted                                                 9,737          10,360           9,917          10,502
                                                         =============   =============   =============   =============



See notes to condensed consolidated financial statements.



                     LAWSON PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


(Amounts in thousands)

                                                                                                  For the
                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                             2000            1999
                                                                                       -------------   ------------
Operating activities:
  Net income                                                                           $     19,539    $     16,264
  Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                        4,646           4,682
         Changes in operating assets and liabilities                                         (7,730)         (7,120)
         Other                                                                                  625              44
                                                                                       ------------    ------------

  Net Cash Provided by Operating Activities                                                  17,080          13,870
                                                                                       ------------    ------------

Investing activities:
  Additions to property, plant and equipment                                                 (2,223)         (5,319)
  Purchases of marketable securities                                                        (46,584)        (83,794)
  Proceeds from sale of marketable securities                                                51,012          96,412
  Acquisition of SunSource Inventory Management Company, Inc.                                     -         (10,192)
  Other                                                                                          99             492
                                                                                       ------------    ------------

  Net Cash Provided by Investing Activities                                                   2,304          (2,401)
                                                                                       ------------    -------------

Financing activities:
  Purchases of treasury stock                                                               (11,932)         (7,094)
  Dividends paid                                                                             (4,497)         (4,430)
  Other                                                                                          84               -
                                                                                       ------------    ------------

  Net Cash Used in Financing Activities                                                     (16,345)        (11,524)
                                                                                       -------------   -------------

         Increase/(Decrease) in Cash and Cash Equivalents                                     3,039             (55)

  Cash and Cash Equivalents at Beginning of Period                                           11,975          13,872
                                                                                       ------------    ------------

         Cash and Cash Equivalents at End of Period                                    $     15,014    $     13,817
                                                                                       ============    ============



See notes to condensed consolidated financial statements.


         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

A) As contemplated by the Securities and Exchange Commission, the accompanying consolidated financial statements and footnotes have been condensed and therefore, do not contain all disclosures required by generally accepted accounting principles. Reference should be made to Lawson Products, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 1999. The Condensed Consolidated Balance Sheet as of September 30, 2000, the Condensed Consolidated Statements of Income for the three and nine month periods ended September 30, 2000 and 1999 and the Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2000 and 1999 are unaudited. In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) have been made, which are necessary to present fairly the results of operations for the interim periods. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

B) Inventories (consisting of primarily finished goods) at September 30, 2000 and cost of goods sold for the three and nine month periods ended September 30, 2000 and 1999 were determined through the use of estimated gross profit rates. The difference between actual and estimated gross profit is adjusted in the fourth quarter. In 1999, this adjustment increased net income by approximately $1,689,000.

C) Total comprehensive income and its components, net of related tax, for the first three and nine months of 2000 and 1999 are as follows (in thousands):

                                                                                             Three Months Ended
                                                                                               September 30,
                                                                                             2000            1999
                                                                                       -------------   ----------

Net income                                                                             $      6,378    $      5,861
Unrealized gain on marketable securities                                                          4               -
Foreign currency translation adjustments                                                       (174)            111
                                                                                       -------------   ------------

Comprehensive income                                                                   $      6,208    $      5,972
                                                                                       ============    ============


                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                             2000            1999
                                                                                       -------------   ----------

Net income                                                                             $     19,539    $     16,264
Unrealized gain (loss) on marketable securities                                                  15            (683)
Foreign currency translation adjustments                                                       (612)            262
                                                                                       -------------   ------------

Comprehensive income                                                                   $     18,942    $     15,843
                                                                                       ============    ============

The components of accumulated other comprehensive income, net of related tax, at September 30, 2000 and December 31, 1999 are as follows (in thousands):

                                                                                             2000            1999
                                                                                       -------------   ----------

Unrealized loss on marketable securities                                               $        (13)   $        (28)
Foreign currency translation adjustments                                                     (1,666)         (1,054)
                                                                                       -------------   -------------

Accumulated other comprehensive income                                                 $     (1,679)   $     (1,082)
                                                                                       =============   =============

D)  Earnings per Share

The calculation of dilutive weighted average shares outstanding for the three and nine months ended September 30, 2000 and 1999 are as follows (in thousands):

                                                                                             Three Months Ended
                                                                                               September 30,
                                                                                             2000            1999
                                                                                       -------------   ----------

Basic weighted average shares outstanding                                                     9,718          10,354
Dilutive impact of options outstanding                                                           19               6
                                                                                       ------------    ------------

Dilutive weighted average shares outstanding                                                  9,737          10,360
                                                                                       ============    ============

                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                             2000            1999
                                                                                       -------------   ----------

Basic weighted average shares outstanding                                                     9,906          10,500
Dilutive impact of options outstanding                                                           11               2
                                                                                       ------------    ------------

Dilutive weighted average shares outstanding                                                  9,917          10,502
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

F) On July 1, 1999, the Company purchased substantially all of the assets and liabilities of SunSource Inventory Management Company, Inc. (SunSource) and Hillman Industrial Division (Hillman), at a cost of approximately $10.5 million with certain contingent purchase price adjustment features based on future operating results. This all-cash transaction was accounted for as a purchase. Accordingly, the accounts and transactions of the acquired company have been included in the consolidated financial statements since the date of acquisition. The purchase price exceeded tangible net assets acquired by approximately $3.7 million. This goodwill will be amortized over 15 years using the straight-line method. SunSource and Hillman are distributors of fasteners in the original equipment marketplace. The former business operations of SunSource and Hillman are being conducted through the Company's new subsidiary, ACS/SIMCO.

                     Independent Accountants' Review Report


Board of Directors and Stockholders
Lawson Products, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Lawson Products, Inc. and subsidiaries as of September 30, 2000 and the related condensed consolidated statements of income for the three month and nine month periods ended September 30, 2000 and 1999 and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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


                                            /s/ ERNST & YOUNG LLP

October 16, 2000

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, contains certain forward-looking statements pertaining to the ability of the Company to finance future growth, cash dividends and capital expenditures and certain other matters. These statements are subject to uncertainties and other factors which could cause actual events or results to vary materially from those anticipated. The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net sales for the three and nine month periods ended September 30, 2000 increased 3.5% to $85,424,000 and 9.0% to $256,045,000, respectively, relative to the comparable periods of 1999. The sales gains reflect increased contribution from substantially all Lawson operations and from our new subsidiary, ACS/SIMCO. See Note F to Notes to Condensed Consolidated Financial Statements.

Net income for the third quarter rose 8.8% to $6,378,000 ($.65 per diluted share) from $5,861,000 ($.57 per diluted share) for the similar period of 1999. Net income for the nine months ended September 30, 2000 advanced 20.1% to $19,539,000 ($1.97 per diluted share) from $16,264,000 ($1.55 per diluted share)
for the same period of 1999. These increases are primarily attributable to cost containment efforts and the gains in net sales noted above. Per share net income for 2000 and 1999 was positively impacted by the Company's share repurchase program. In the second quarter of 2000, the Company recorded a special charge of $145,000, net of income tax benefit of $95,000, for severance benefits, while in the second quarter of 1999, the Company recorded a special charge of $1,237,000, net of income tax benefit of $816,000, for severance and early retirement benefits in connection with previously announced management changes. Additionally, in the second quarter of 1999, an after tax gain of $554,000 was recorded on the sale of marketable securities. Excluding the effects of these items, net income for the nine month period ended September 30, 2000, increased 16.2% compared to the nine months ended September 30, 1999.

Cash flows provided by operations for the nine months ended September 30, 2000 advanced to $17,080,000 from $13,870,000 in the comparable period of the prior year. This increase was due primarily to a gain in net income from the same period in 1999, noted above. Current investments and cash flows from operations are expected to be sufficient to finance the Company's future growth, cash dividends and capital expenditures.

Additions to property, plant and equipment were $2,223,000 and $5,319,000, respectively, for the nine months ended September 30, 2000 and 1999. Capital expenditures during 2000 primarily reflect purchases of computer related equipment, while in 1999, additions to property, plant and equipment primarily reflect costs incurred relative to the construction of a new Lawson outbound facility in Suwanee, Georgia and purchases of computer related equipment. This new facility was substantially completed in the third quarter of 1999 at a cost of approximately $7,000,000, and will be used in place of the Norcross, Georgia facility, which was disposed of in a tax-free exchange as a component of the purchase price of the new facility.

In the third quarter of 1999, the Company purchased substantially all of the assets and liabilities of SunSource Inventory Management Company, Inc. ("SunSource") and Hillman Industrial Division ("Hillman"), at a cost of approximately $10.5 million with certain contingent purchase price adjustment features based on future operating results. This all-cash transaction was accounted for as a purchase. Accordingly, the accounts and transactions of the acquired company have been included in the consolidated financial statements since the date of acquisition. SunSource and Hillman are distributors of fasteners in the original equipment marketplace. The former business operations of SunSource and Hillman are being conducted through the Company's new subsidiary, ACS/SIMCO.

During the first nine months of 2000, the Company purchased 501,268 shares of its own common stock for approximately $11,932,000. Of these purchases, 412,668 shares were acquired relative to the 1999 Board authorization of 500,000 shares and 88,600 shares represented the remaining shares relative to a 1998 stock repurchase authorization of 500,000 shares. In the first nine months of 1999, the Company purchased 310,000 shares of its own common stock for approximately $7,094,000. Of these purchases, 261,500 shares were acquired relative to the 1998 Board authorization of 500,000 shares and 48,500 shares represented the remaining shares relative to a 1996 stock repurchase authorization of 1,000,000 shares. All shares purchased as of September 30, 2000 have been retired. Funds to purchase these shares were provided by investments and cash flows from operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk at September 30, 2000 from that reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

                                    LAWSON PRODUCTS, INC.
                                     (Registrant)

Dated  October 16, 2000             /s/      Robert J. Washlow
       ----------------                 ----------------------------------------
                                             Robert J. Washlow
                                             Chairman of the Board

Dated  October 16, 2000             /s/      Joseph L. Pawlick
       ----------------                 ----------------------------------------
                                             Joseph L. Pawlick
                                             Chief Financial Officer