Form 10-K
period 2000-12-30
LAWSON PRODUCTS INC/NEW/DE/
filed 2001-03-28
CIK 703604

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2000
OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                         Commission file number: 0-10546

                              LAWSON PRODUCTS, INC
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

Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of March 1, 2001, 9,711,804 shares of Common Stock were outstanding.

The aggregate market value of the Registrant's Common Stock held by nonaffiliates on March 1, 2001 was approximately $124,218,000.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The following documents are incorporated into this Form 10-K by reference:

Proxy Statement for Annual Meeting of Stockholders to be held on May 15, 2001
                                                                  Part III

                                     PART I

"SAFE HARBOR" STATEMENT UNDER THE SECURITIES LITIGATION REFORM ACT OF 1995: This Annual Report on Form 10-K contains certain forward-looking statements. These statements are based on management's current expectations, intentions or beliefs and are subject to a number of factors, assumptions and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The factors that could cause actual results to differ materially from those described in the forward-looking statements include increased competition, seasonality, an economic downturn and the ability to integrate successfully newly acquired businesses. The Company undertakes no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein to reflect future events or developments.

ITEM 1.  BUSINESS.

         Lawson Products, Inc. was incorporated in Illinois in 1952 and reincorporated in Delaware in 1982.

PRODUCTS

         The Company is a seller and distributor of systems, services and products. The Company also manufactures and distributes production and specialized component parts to the OEM marketplace. The Company offers to customers over 400,000 expendable maintenance, repair and replacement products. These products may be divided into three broad categories: Fasteners, Fittings and Related Parts, such as screws, nuts, rivets and other fasteners; Industrial Supplies, such as hoses and hose fittings, lubricants, cleansers, adhesives and other chemicals, as well as files, drills, welding products and other shop supplies; and Automotive and Equipment Maintenance Parts, such as primary wiring, connectors and other electrical supplies, exhaust and other automotive parts. The Company estimates that these categories of products accounted for the indicated percentages of its total consolidated net sales for 2000, 1999 and 1998 respectively:

                                                               PERCENTAGE OF
                                                                CONSOLIDATED
                                                                  NET SALES
                                                            -------------------
                                                            2000    1999   1998
                                                            ----    ----   ----

Fasteners, Fittings and Related Parts....................    47%    46%    45%
Industrial Supplies......................................    49     50     51
Automotive and Equipment Maintenance Parts...............     4      4     _4
                                                            ---    ---    ---
                                                            100%   100%   100%

         Substantially all of the Company's maintenance and repair products are manufactured by others and must meet the Company's specifications. Approximately 90% of the Company's products are sold under the Company label. Substantially all maintenance and repair items which the Company distributes are purchased by the Company in bulk and subsequently repackaged in smaller quantities. The Company regularly uses a large number of suppliers but has no long-term or fixed price contracts with any of them. Most maintenance and repair items which the Company distributes are purchased from several sources, and the Company believes that the loss of any single supplier would not significantly affect its operations. No single supplier accounted for more than 4.1% of the Company's purchases in 2000.

         Production components sold to the O.E.M. marketplace may be manufactured to customers' specification or purchased from other sources.

MARKETING

         The Company's principal markets are as follows:

         Heavy Duty Equipment Maintenance. Customers in this market include operators of trucks, buses, agricultural implements, construction and road building equipment, mining, logging and drilling equipment and other off-the-road equipment. The Company estimates that approximately 30% of 2000 sales were made to customers in this market.

         In-Plant and Building Maintenance. This market includes plants engaged in a broad range of manufacturing and processing activities, as well as institutions such as hospitals, universities, school districts and government units. The Company estimates that approximately 45% of 2000 sales were made to customers in this market.

         Passenger Car Maintenance. Customers in this market include automobile service center chains, independent garages, automobile dealers, car rental agencies and other fleet operators. The Company estimates that approximately 11% of 2000 sales were made to customers in this market.

         Original Equipment Manufacturers. This market includes plants engaged in a broad range of manufacturing and processing activities. The Company estimates that approximately 14% of 2000 sales were made to customers in this market.

         At December 31, 2000, the Company had approximately 205,000 customers, the largest of which accounted for less than one percent of net sales during 2000. Sales were made through a force of approximately 1,700 independent sales representatives at December 31, 2000. Included in this group were 205 district and zone managers, each of whom, in addition to his or her own sales activities, acted in an advisory capacity to other sales representatives in a designated area. At December 31, 2000, the Company also employed 29 regional managers to coordinate regional marketing efforts. Most sales representatives, including district and zone managers, are compensated on a commission basis and are responsible for repayment of commissions on their respective uncollectible accounts. In addition to the sales representatives and district, zone and regional managers discussed above, the Company had approximately 1,240 employees at December 31, 2000.

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

         The Company is required to carry significant amounts of inventory in order to meet its high standards of rapid processing of customer orders. The Company has historically funded its working capital requirements internally. Such internally generated funds, along with a new $50 million unsecured revolving line of credit, are expected to finance the Company's future growth and working capital requirements.

DISTRIBUTION AND MANUFACTURING FACILITIES

         Substantially all of the Company's maintenance products are stocked in and distributed from each of its eight general distribution centers in; Addison, Illinois; Reno, Nevada; Farmers Branch, Texas; Suwanee, Georgia; Fairfield, New Jersey; Mississauga, Ontario, Canada, Bradley Stoke (Bristol) England and Guadalajara, Mexico. Chemical products are distributed from a facility in Vernon Hills, Illinois and welding products are distributed from a facility in Charlotte, North Carolina. Production components are stocked in and distributed from five centers located in Decatur, Alabama; Burr Ridge, Illinois; Memphis, Tennessee; Lenexa, Kansas and Cincinnati, Ohio. Production components are manufactured in Decatur, Alabama. In the opinion of the Company, all existing facilities are in good condition and are well maintained. All are being used substantially to capacity on a single shift basis, except the manufacturing facility in Decatur, Alabama which operates two shifts and the inbound facility in Des Plaines, Illinois, which operates two shifts. Further expansion of warehousing capacity may require new warehouses, some of which may be located in new geographical areas.

CANADIAN OPERATIONS

         Canadian operations are conducted at the Company's 40,000 square foot general distribution center in Mississauga, Ontario, a suburb of Toronto. These operations constituted less than 3% of the Company's net sales during 2000.

UNITED KINGDOM OPERATIONS

         Operations in the United Kingdom are conducted under the name of Lawson Products Limited from a 19,000 square foot general distribution center in Bradley Stoke (Bristol) England. These operations constituted less than 1% of the Company's net sales during 2000.

MEXICAN OPERATIONS

         Operations in Mexico are conducted under the name of Lawson Products de Mexico S.A. de C.V. from a 10,000 square foot facility in Guadalajara, Mexico. These operations constituted less than 1% of the Company's net sales during 2000.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company, all of whose terms of office expire on May 15, 2001, are as follows:


                                               YEAR FIRST
NAME AND PRESENT                                ELECTED TO     OTHER OFFICES HELD
POSITION WITH COMPANY                 AGE     PRESENT OFFICE   DURING THE PAST FIVE YEARS
---------------------                 ---     --------------   --------------------------

Sidney L. Port                         90          1977        *
Chairman of the Executive
Committee and Director

Robert J. Washlow                      56          1999        Mr. Washlow has been Chairman of the Board and Chief
Chairman of the Board, Chief                                   Executive Officer since August 1999.  Prior thereto,
Executive Officer and Director                                 Mr. Washlow was Executive Vice President-Corporate
                                                               Affairs beginning in 1998, Secretary beginning in
                                                               1985 and a member of the Office of the President
                                                               beginning in January 1999.

Bernard Kalish                         63          1989        Mr. Kalish retired as Chairman of the Board and
Retired Chief Executive Officer,                               Chief Executive Officer of the Company in August
Chairman of the Board and Director                             1999.








Jeffrey B. Belford                     54          1999        Mr. Belford became Chief Operating Officer and a
Office of the President and Chief                              member of the Office of the President effective
Operating Officer                                              January 1, 1999.  Prior to 1999, Mr. Belford was
                                                               Executive Vice President - Operations, Chief
                                                               Operating Officer since 1989.

Roger Cannon                           52          1999        Mr. Cannon has been a member of the Office of the
Office of the President and Chief                              President since January 1, 1999.  Prior to 1999,
Sales Officer                                                  Mr. Cannon was Executive Vice President, Sales -
                                                               Marketing from 1997-1999, and Vice President
                                                               - - Central Field Sales from 1991 to 1997.

Jerome Shaffer,                        73          1987        *
Vice President, Treasurer and
Director

James Smith                            60          1996        Mr. Smith was Vice President, Personnel from 1995 to
Vice President-- Human Resources                               1996.  Prior to 1995, Mr. Smith was Manager, Human
                                                               Resources since he joined the Company in 1993.

Joseph L. Pawlick,                     58          1999        Prior to 1999, Mr. Pawlick was Vice President,
Chief Financial Officer                                        Controller and Assistant Secretary of the Company
                                                               since 1987.

Victor G. Galvez                       44          1999        Mr. Galvez was Assistant Controller of the Company
Controller                                                     from 1994 to 1999.

Neil Jenkins                           51          2000        From 1996 to 2000, Mr. Jenkins operated a golf
Secretary                                                      travel business and was a business consultant.
                                                               Prior thereto, Mr. Jenkins was executive vice
                                                               president, secretary and a member of the Board of
                                                               Directors of Bally Gaming, International, Inc., a
                                                               publicly held manufacturer and distributor of gaming
                                                               equipment and systems.

* Held position for more than five years.



ITEM 2.  PROPERTIES.

         The Company owns two facilities located in Des Plaines, Illinois, (152,600 and 27,000 square feet, respectively). These buildings contain the Company's main administrative activities and an inbound warehouse facility that principally supports the Addison, Illinois facility and all Lawson distribution facilities. Additional administrative, warehouse and distribution facilities owned by the Company are located in Addison, Illinois (90,000 square feet); Fairfield, New Jersey (61,000 square feet); Reno, Nevada (97,000 square feet); Suwanee, Georgia (105,000 square feet); Farmers Branch, Texas (54,500 square feet); and Mississauga, Ontario, Canada (40,000 square feet). Chemical products are distributed from a 105,400 square foot owned facility in Vernon Hills, Illinois and welding products are distributed from a 40,000 square foot owned facility located in Charlotte, North Carolina. Administrative, warehouse and distribution facilities in Bradley Stoke (Bristol) England (19,000 square feet) are leased by the Company. Administrative and distribution facilities in Guadalajara, Mexico (10,000 square feet) are leased by the Company. Production components are distributed from leased facilities in Burr Ridge, Illinois (24,000 sq. ft.) Memphis, Tennessee, (33,800 sq. ft.), Lenexa, Kansas (40,500 sq. ft.) and Cincinnati, Ohio (16,800 sq. ft.). The Company owns a 54,000 square foot facility in Decatur, Alabama which manufacturers and distributes production components. From time to time, the Company leases additional warehouse space near its present facilities. See Item 1, "Business - Distribution Facilities" for further information regarding the Company's properties.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is traded on the NASDAQ National Market System under the symbol of "LAWS." The approximate number of stockholders of record at December 31, 2000 was 959. The following table sets forth the high and low closing sale prices as reported on the NASDAQ National Market System during the last two years. The table also indicates the cash dividends paid by the Company during such periods.

                                2000                            1999
                  ------------------------------   -----------------------------

                                       CASH                               CASH
                   HIGH     LOW      DIVIDENDS       HIGH      LOW     DIVIDENDS
                   ----     ---      ---------       ----      ---     ---------

First Quarter     $24.50   $21.50     $.15         $23.125    $20.5     $.14
Second Quarter     24.88    22.00      .15           27.25   20.875      .14
Third Quarter      25.88    23.75      .15              27   21.625      .14
Fourth Quarter     27.75    22.88      .15           23.75       22      .14

ITEM 6.  SELECTED FINANCIAL DATA.

         The following selected financial data should be read in conjunction with the Financial Statements of the Company and notes thereto included elsewhere in this Annual Report. The income statement data and balance sheet data is for and as of the end of each of the years in the five-year period ended December 31, 2000, are derived from the audited Financial Statements of the Company.


                                       2000              1999              1998             1997            1996
                                      ------            ------            ------           ------          -------

Net Sales (1)                   $348,967,486      $328,987,099      $301,831,128     $286,638,316     $258,566,853
Income Before Income Taxes        47,565,673        40,269,981        33,590,229       35,723,277       33,884,637
Net Income (2)                    28,135,673        23,927,981        19,474,229       21,350,277       19,994,637
Total Assets                     222,721,466       215,990,877       198,982,290      188,974,415      175,161,839
Return on Assets (percent)             12.6%             11.1%              9.8%            11.3%            11.4%
Noncurrent Liabilities            28,946,453        27,525,033        25,246,269       24,577,547       22,065,583
Stockholders' Equity             159,912,465       150,039,989       142,934,735      139,925,387      128,746,212
Return on Average
  Equity (percent)                    18.6% 16.5%        13.5%             16.0%             15.8%
Per Share of Common Stock:
  Basic Net Income                      2.85             $2.29             $1.77            $1.91            $1.73
  Diluted Net Income                    2.85              2.29              1.76             1.91             1.73
  Stockholders' Equity (3)             16.22             14.37             12.97            12.55            11.13
  Cash Dividends Declared                .60               .57               .56              .54              .52
Basic Weighted Average
  Shares Outstanding               9,859,610        10,444,076        11,023,934       11,153,091       11,563,052
Diluted Weighted Average
  Shares Outstanding               9,873,680        10,445,836        11,041,819       11,175,232       11,563,715

------------------
(1)  In 2000, the Company adopted EITF No. 00-10, Accounting for Shipping and
     Handling Fees and Costs. EITF 00-10 required companies to reflect all amounts billed to customers in sales transactions as part of net sales.
     Prior year amounts have been reclassified to conform to the requirements of
     EITF 00-10.
(2)  During 2000, the Company recorded a gain of $2,136,000, net of income taxes, relative to the sale of the Company's interest in a real estate investment. In 1999 and 1998, the Company recorded special charges for compensation arrangements related to management personnel reductions and retirements. These charges reduced net income by $1,760,000 and $1,520,000 for 1999 and 1998, respectively. Additionally, in 1999, a gain of $554,000, net of income taxes, was recorded on the sale of marketable securities.
(3)  These per share amounts were computed using basic weighted average shares outstanding for all periods presented.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION AND FINANCIAL CONDITION.

RESULTS OF OPERATIONS

         Net sales for 2000 and 1999 rose 6.1% and 9.0%, respectively, over the immediately preceding years. The sales gain for 2000 resulted from the addition of new customers, a higher average order size throughout Lawson's businesses and from the mid-year 1999 acquisition of our subsidiary, ACS/SIMCO. The advance for 1999 resulted from the addition of new customers, increased orders, a higher average order size throughout Lawson's businesses and from the acquisition in July 1999, of ACS/SIMCO. In 2000, the Company adopted Emerging Issues Task Force
(EITF) No. 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF 00-10 required companies to reflect all amounts billed to customers in sales transactions as part of net sales. Previously, the Company recorded substantially all freight revenue within selling, general and administrative expenses. Prior year amounts have been reclassified to conform to the requirements of EITF 00-10. The reclassification had no impact on net income in any year.

         Net income for 2000 increased 17.6% over 1999 to $28.1 million, while diluted net income per share in 2000 advanced 24.5% to $2.85 from $2.29 in 1999. Sales gains, the after tax gain on the sale of the Company's interest in a real estate investment of $2.1 million and cost containment efforts were primarily responsible for the increase in net income in 2000 over 1999. Excluding the $2.1 million gain noted above, net income was approximately $26.0 million ($2.63 per diluted share), an advance of 3.4% over 1999 net income, exclusive of a $1.8 million special charge, for compensation arrangements related to management personnel reductions and a gain of $600,000 from the sale of marketable securities. Net income for 1999 rose 22.9% over 1998 to $23.9 million, while diluted net income per share in 1999 increased 30.1% to $2.29 from $1.76 in 1998. Sales gains, cost containment efforts and improved performance by our international subsidiaries were primarily responsible for the increase in net income in 1999 over 1998. Excluding the special charge and gain from the sale of marketable securities noted above, net income was approximately $25.1 million ($2.41 per diluted share), an improvement of 19.7% over 1998 net income, exclusive of a special charge of $1.5 million. Per share net income for 2000, 1999 and 1998 was positively affected by the Company's share repurchases discussed below.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows provided by operations for 2000, 1999 and 1998 were $22.9 million, $23.3 million and $16.1 million, respectively. The slight decrease in 2000 was due primarily to the negative impact of lower operating liabilities which more than offset the gain in net income noted above. The increase in 1999 resulted principally from the increase in net income noted above, lower payments made under deferred compensation and security bonus plans and higher depreciation and amortization levels. Current investments and cash flows from operations have continued to be sufficient to fund operating requirements, cash dividends and capital improvements. Such internally generated funds, along with a new $50 million unsecured revolving line of credit, are expected to finance the Company's future growth and working capital requirements.

         Capital expenditures for 2000, 1999 and 1998, respectively, were $3.4 million, $6.5 million and $5.4 million. Consistent with prior years, capital expenditures were incurred primarily for new facilities, improvement of existing facilities and for the purchase of related equipment. Capital expenditures during 2000 primarily reflect purchases of computer related equipment, while in 1999, additions to property, plant and equipment primarily reflect costs incurred relative to the construction of a new Lawson outbound facility in Suwanee, Georgia and purchases of computer related equipment. In 1998, construction was completed relative to the facilities expansion of the Company's specialty chemical subsidiary, at a cost of approximately $3 million.

         In the third quarter of 1999, the Company purchased, for cash, substantially all of the assets and liabilities of SunSource Inventory Management Company, Inc. (SunSource) and Hillman Industrial Division (Hillman), headquartered in Lenexa, Kansas, at a cost of approximately $10.5 million. SunSource and Hillman were distributors of fasteners to the original equipment marketplace. The former business operations of SunSource and Hillman are conducted by ACS/SIMCO.

         In 2000, the Company purchased 501,268 shares of its own common stock for approximately $11.9 million. Of these purchases, 412,668 shares were acquired relative to the 1999 Board authorization of 500,000 shares and 88,600 shares represented the remaining shares relative to a 1998 stock repurchase authorization of 500,000 shares. During 1999, 411,400 shares of the 1998 stock repurchase authorization noted above were purchased for approximately $9.5 million. Additionally, during 1999, the remaining 48,500 shares relative to the 1996 stock repurchase authorization of up to 1,000,000 shares, were purchased for approximately $1 million. Relative to the 1996 stock repurchase authorization, 472,000 shares were purchased for approximately $10.3 million in 1998. Funds to purchase these shares were provided by investments and cash flows from operations.

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

SUBSEQUENT EVENTS

         In January 2001, the Company agreed to purchase certain assets of Premier Farnell's Cleveland based North American Industrial Products and Kent Automotive Divisions for approximately $27,000,000 plus approximately $8,000,000 for related inventories. The all-cash transaction is expected to close on March 30, 2001. Under the agreement, the Company will acquire the field sales, telephone sales and customer service professionals, the customer accounts, certain administrative executives, and use of various intellectual properties, including trademarks and trade names of the Industrial Products and Kent Automotive divisions in certain territories. The Company will combine its existing operations with Premier Farnell's Premier Fastener, Rotanium Products, Certanium Alloys, CT Engineering, JI Holcomb and Kent Automotive business units in the United States, Canada, Mexico, Central America and the Caribbean. This acquisition is not expected to require a significant investment by the Company in facilities or equipment.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The following information is presented in this report:

                  Report of Independent Auditors

                  Consolidated Balance Sheets as of December 31, 2000 and 1999.

                  Consolidated Statements of Income for the Years ended December 31, 2000, 1999 and 1998.

                  Consolidated Statements of Changes in Stockholders' Equity for the Years ended December 31, 2000, 1999 and 1998.

                  Consolidated Statements of Cash Flows for the Years ended December 31, 2000, 1999 and 1998.

                  Notes to Consolidated Financial Statements.

                  Schedule II

                         REPORT OF INDEPENDENT AUDITORS


To the Shareholders and Board of Directors
Lawson Products, Inc.

We have audited the accompanying consolidated balance sheets of Lawson Products, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and related schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lawson Products, Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                     /s/Ernst & Young LLP

Chicago, Illinois
February 23, 2001



                              LAWSON PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                       DECEMBER 31,
                                                                       -----------------------------------------
                                                                              2000                    1999
                                                                       -----------------       -----------------
ASSETS
Current assets:
    Cash and cash equivalents                                          $       7,911,710       $      11,974,611
    Marketable securities                                                     29,972,654              12,282,229
    Accounts receivable, less allowance for doubtful accounts
      (2000-$1,658,585; 1999-$1,601,649)                                      40,823,141              41,108,121
    Inventories                                                               55,228,380              55,484,532
    Miscellaneous receivables                                                  2,696,986               2,835,685
    Prepaid expenses                                                           6,658,687               5,193,621
    Deferred income taxes                                                      1,857,000               1,389,000
                                                                       -----------------       -----------------

                  Total Current Assets                                       145,148,558             130,267,799
                                                                       -----------------       -----------------

Property, plant and equipment, at cost, less allowances for
  depreciation and amortization
  (2000-$41,571,230; 1999-$36,479,611)                                        39,404,599              41,988,652
                                                                       -----------------       -----------------

Other assets:
    Marketable securities                                                        400,832               4,694,776
    Investments in real estate                                                   705,000               4,107,664
    Cash value of life insurance                                              15,795,812              14,760,461
    Deferred income taxes                                                      9,212,000               8,784,000
    Goodwill, less accumulated amortization
      (2000-$304,632; 1999-$124,533)                                           2,431,347               3,611,447
    Other                                                                      9,623,318               7,776,078
                                                                       -----------------       -----------------
                                                                              38,168,309              43,734,426
                                                                       -----------------       -----------------

                                                                       $     222,721,466       $     215,990,877
                                                                       =================       =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                   $       6,730,250       $       8,248,929
    Accrued expenses and other liabilities                                    24,517,530              25,844,991
    Income taxes                                                               2,614,768               4,331,935
                                                                       -----------------       -----------------

                  Total Current Liabilities                                   33,862,548              38,425,855
                                                                       -----------------       -----------------

Non-current liabilities and deferred credits:
    Accrued liability under security bonus plans                              17,968,018              16,494,190
    Deferred compensation and other liabilities                               10,978,435              11,030,843
                                                                       -----------------       -----------------

                                                                              28,946,453              27,525,033
                                                                       -----------------       -----------------

Stockholders' equity:
    Preferred Stock, $1 par value:
       Authorized-500,000 shares;
       Issued and outstanding-None                                              --                      --
    Common Stock, $1 par value:
       Authorized-35,000,000 shares;
       Issued-2000-9,706,404 shares; 1999-10,203,922 shares                    9,706,404              10,203,922
    Capital in excess of par value                                               761,725                 717,004
Retained earnings                                                            151,065,840             140,200,567
                                                                       -----------------       -----------------
                                                                             161,533,969             151,121,493

Foreign currency translation adjustment                                       (1,621,504)             (1,053,504)
Unrealized (loss) gain on marketable securities                                 --                      (28,000)
                                                                       -----------------       -----------------
Accumulated other comprehensive income                                       (1,621,504)              (1,081,504)
                                                                       -----------------       ------------------

                                                                             159,912,465             150,039,989
                                                                       -----------------       -----------------

                                                                       $     222,721,466       $     215,990,877
                                                                       =================       =================

                 See notes to consolidated financial statements




                              LAWSON PRODUCTS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                        YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------------------------
                                                              2000               1999                 1998
                                                       ---------------     ---------------       ---------------

Net sales                                              $    348,967,486    $   328,987,099       $   301,831,128
Cost of goods sold                                          117,256,150        109,370,225            99,686,906
                                                       ----------------    ---------------       ---------------
Gross profit                                                231,711,336        219,616,874           202,144,222

Selling, general and administrative expenses                188,468,661        178,210,549           167,608,758
Special charges                                                      --          2,932,365             2,621,124
Provision for doubtful accounts                               1,419,120          1,065,811               983,367
                                                       ----------------    ---------------       ---------------
                  Operating Income                           41,823,555         37,408,149            30,930,973
                                                       ----------------    ---------------       ---------------
Interest and dividend income                                  1,072,730          1,312,312             1,458,548
Interest expense                                                (7,959)            (7,351)              (47,957)
Gain from sale of partnership interest                        3,502,336                 --                    --
Other income - net                                            1,175,011          1,556,871             1,248,665
                                                       ----------------    ---------------       ---------------
                                                              5,742,118          2,861,832             2,659,256


                                                       ----------------    ---------------       ---------------
                  Income Before Income Taxes                 47,565,673         40,269,981            33,590,229
                                                       ----------------    ---------------       ---------------

Federal and state income taxes (benefit):
     Current                                                 20,012,000         18,275,000            16,034,000
     Deferred                                                 (582,000)        (1,933,000)           (1,918,000)
                                                       ----------------    ---------------       ---------------
                                                             19,430,000         16,342,000            14,116,000
                                                       ----------------    ---------------       ---------------
                  Net Income                           $     28,135,673    $    23,927,981       $   19,474,229
                                                       ================    ===============       ==============

Net Income Per share of Common Stock
                  Basic                                $           2.85    $          2.29       $          1.77
                                                       ================    ===============       ===============
                  Diluted                              $           2.85    $          2.29       $          1.76
                                                       ================    ===============       ===============

                                       See notes to consolidated financial statements




                                                    LAWSON PRODUCTS, INC.
                                                 CONSOLIDATED STATEMENTS OF
                                               CHANGES IN STOCKHOLDERS' EQUITY

                                                  COMMON          CAPITAL                          ACCUMULATED
                                                  STOCK,       IN EXCESS OF                           OTHER
                                                  $1 PAR            PAR           RETAINED        COMPREHENSIVE     COMPREHENSIVE
                                                  VALUE            VALUE         EARNINGS           INCOME           INCOME
                                              -------------    -----------    --------------    ---------------    --------------

Balance at January 1, 1998                    $  11,135,233    $   769,738    $  128,708,111    $      (687,695)   $           -

Net income                                                                        19,474,229                          19,474,229
Other comprehensive income, net of tax:
    Unrealized gain on marketable securities                                                            105,000          105,000
    Adjustment for foreign currency translation                                                        (104,376)        (104,376)
                                                                                                                   --------------

Other comprehensive loss for the year                                                                                        624
                                                                                                                   -------------
Comprehensive income for the year                                                                                  $  19,474,853
                                                                                                                   =============
Cash dividends declared                                                           (6,130,363)
Stock issued under employee stock plans                 589         12,738
Purchase and retirement of common stock            (472,000)       (33,156)       (9,843,313)
                                              --------------   ------------   ---------------   ---------------
Balance at December 31, 1998                     10,663,822        749,320       132,208,664           (687,071)
                                              -------------    -----------    --------------    ----------------

Net income                                                                        23,927,981                       $  23,927,981
Other comprehensive income, net of tax:
    Unrealized loss on marketable securities                                                           (696,000)        (696,000)
    Adjustment for foreign currency translation                                                         301,567          301,567
                                                                                                                   -------------

Other comprehensive loss for the year                                                                                   (394,433)
                                                                                                                   --------------
Comprehensive income for the year                                                                                    $23,533,548
                                                                                                                   =============
Cash dividends declared                                                           (5,908,594)
Purchase and retirement of common stock            (459,900)       (32,316)      (10,027,484)
                                              --------------   ------------   ---------------   ---------------
Balance at December 31, 1999                     10,203,922        717,004       140,200,567         (1,081,504)
                                              -------------    -----------    --------------    ----------------

Net income                                                                        28,135,673                       $  28,135,673
Other comprehensive income, net of tax:
    Unrealized gain on marketable securities                                                             28,000           28,000
    Adjustment for foreign currency translation                                                        (568,000)        (568,000)
                                                                                                                   --------------

Other comprehensive loss for the year                                                                                   (540,000)
                                                                                                                   --------------
Comprehensive income for the year                                                                                  $  27,595,673
                                                                                                                   =============
Cash dividends declared                                                           (5,875,305)
Stock issued under employee stock plans               3,750         80,625
Purchase and retirement of common stock            (501,268)       (35,904)      (11,395,095)
                                              --------------   ------------   ---------------
Balance at December 31, 2000                  $   9,706,404    $   761,725    $  151,065,840    $    (1,621,504))
                                              =============    ===========    ==============    =================

                                         See notes to consolidated financial statements



                                                     LAWSON PRODUCTS, INC.
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------------------------
                                                              2000               1999                 1998
                                                       ----------------    ---------------       ---------------
Operating activities:
     Net income                                        $     28,135,673    $    23,927,981       $    19,474,229
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation                                         5,986,466          5,977,205             5,197,571
         Amortization                                           677,197            550,254               300,814
         Provision for allowance for doubtful accounts        1,419,120          1,065,811               983,367
         Deferred income taxes                                 (582,000)        (1,933,000)           (1,918,000)
         Deferred compensation and security bonus plans       3,922,781          4,651,635             4,190,541
         Payments under deferred compensation
           and security bonus plans                          (2,420,361)        (2,263,293)           (3,414,210)
         Losses/(Gains) from sale of marketable
           securities                                               803           (902,960)              (50,776)
         Income from investments in real estate                (695,000)          (544,000)             (763,000)
         Gain from sale of investment in real estate         (3,502,336)                 -                     -
         Changes in operating assets and liabilities
              (Exclusive of effect of acquisition):
              Accounts receivable                            (1,134,140)        (4,276,788)           (2,524,428)
              Inventories                                       256,152         (2,886,074)           (4,881,840)
              Prepaid expenses and other assets              (3,730,055)        (5,757,891)           (6,121,144)
              Accounts payable and accrued expenses          (2,770,387)         4,290,592             4,753,798
              Income taxes payable                           (1,717,167)         1,049,135             1,642,005
         Other                                                 (961,691)           368,539              (798,019)
                                                       -----------------   ---------------       ----------------

     Net Cash Provided by Operating Activities               22,885,055         23,317,146            16,070,908
                                                       ----------------    ---------------       ---------------

Investing activities:
     Additions to property, plant and equipment              (3,392,458)        (6,462,348)           (5,377,660)
     Purchases of marketable securities                     (75,344,146)      (122,774,913)         (196,265,030)
     Proceeds from sale of marketable securities             61,987,598        130,451,955           204,848,618
     Proceeds from sale of investment in real estate          7,400,000                  -                     -
     Proceeds from life insurance policies                            -                  -               438,819
     Acquisition of business, net of cash
           acquired of $4,850                                         -        (10,519,909)                    -
     Other                                                      200,000            490,000               440,000
                                                       ----------------    ---------------       ---------------

     Net Cash Provided by (Used In)
       Investing Activities                                  (9,149,006)        (8,815,215)            4,084,747
                                                       -----------------   ----------------      ---------------

Financing Activities:
     Purchases of common stock                              (11,932,267)       (10,519,700)          (10,348,469)
     Proceeds from exercise of stock options                     84,375                  -                13,327
     Dividends paid                                          (5,951,058)        (5,879,340)           (6,196,361)
                                                       -----------------   ----------------      ----------------

     Net Cash Used in Financing Activities                  (17,798,950)       (16,399,040)          (16,531,503)
                                                       -----------------   ----------------      ----------------

         Increase (Decrease) in Cash and
           Cash Equivalents                                  (4,062,901)        (1,897,109)            3,624,152
     Cash and Cash Equivalents at Beginning of Year          11,974,611         13,871,720            10,247,568
                                                       ----------------    ---------------       ---------------
         Cash and Cash Equivalents at End of Year      $      7,911,710    $    11,974,611       $    13,871,720
                                                       ================    ===============       ===============

                                         See notes to consolidated financial statements



                              LAWSON PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A-DESCRIPTION OF BUSINESS

Lawson Products, Inc. and subsidiaries principally are distributors of expendable parts and supplies for maintenance, repair and operation of equipment. The Company has seven operating units with which it conducts its business; however these units have been aggegrated into one reportable segment. The Company's principal operations are in the United States, however the Company does have foreign operations as follows:

                                             YEARS ENDED DECEMBER 31
------------------------------------------------------------------------------
(IN THOUSANDS)                            2000             1999          1998

------------------------------------------------------------------------------
Revenues(1):
      Canada                            $7,980           $7,154        $6,516
      United Kingdom                     2,743            3,023         2,917
      Mexico                             2,273            2,335         2,292

Long-lived Assets:
      Canada                             2,155            2,312         2,273
      United Kingdom                       439              693           693
      Mexico                                86               86           135

(1) Revenue amounts in 1999 and 1998 have been restated to reflect shipping revenues. See Shipping and Handling Fees and Costs in Note B.

NOTE B-SUMMARY OF MAJOR ACCOUNTING POLICIES

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, each of which is wholly owned. All inter-company accounts and transactions have been eliminated in consolidation.

Revenue Recognition: Sales and associated cost of goods sold are recognized when products are shipped and title passes to customers.

Shipping and Handling Fees and Costs: In the fourth quarter of 2000, the Company adopted Emerging Issues Task Force (EITF) No. 00-10 "Accounting for Shipping and Handling Fees and Costs." EITF No. 00-10 requires companies to reflect all amounts billed to customers in sales transactions as part of net sales. Costs related to shipping and handling fees are included in the income statement in the caption selling, general and administrative expenses and totaled $10,521,000, $10,017,000 and $9,308,000 in 2000, 1999 and 1998, respectively.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Investment in Real Estate: The Company's investment in real estate representing a limited partnership interest is carried on the basis of the equity method.

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

Investment Tax Credits: Investment tax credits on assets leased to others (see Investment in Real Estate) are deferred and amortized over the useful life of the related asset.

Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Stock Options: Stock options are accounted for under Accounting Principles Board
(APB) Opinion No. 25, "Accounting For Stock Issued to Employees." Under APB 25, no compensation expense is recognized because the exercise price of the stock options granted equals the market price of the underlying stock at the date of grant.

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

Foreign Currency Translation: The financial statements of foreign entities have been translated in accordance with Statement of Financial Accounting Standards No. 52 and, accordingly, unrealized foreign currency translation adjustments are reflected as a component of stockholders' equity. Realized foreign currency transaction gains and losses were not significant for the years ended December 31, 2000, 1999 and 1998.

Income Per Share: Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options.

Reclassifications: Certain amounts have been reclassified in the 1998 and 1999 financial statements to conform with the 2000 presentation.

New Accounting Standards: In June 1998, the Financial Accounting Standards Board
(FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company expects to adopt the new Statement effective January 1, 2001. Statement No. 133 will require the Company to recognize all derivatives on the consolidated balance sheet at fair value. The adoption of Statement No. 133 will not have a significant effect on its results of operations or financial position.

NOTE C-BUSINESS COMBINATION

On July 1, 1999, the Company purchased substantially all of the assets and liabilities of SunSource Inventory Management Company, Inc. (SunSource) and Hillman Industrial Division (Hillman), at a cost of approximately $10.5 million with certain contingent purchase price adjustment features based on future operating results. This all-cash transaction was accounted for as a purchase; accordingly, the accounts and transactions of the acquired company have been included in the consolidated financial statements since the date of acquisition. The purchase price exceeded tangible net assets acquired by approximately $3.7 million. This goodwill will be amortized over 15 years using the straight-line method. SunSource and Hillman are distributors of fasteners to the original equipment marketplace. The former business operations of SunSource and Hillman are being conducted through the Company's new subsidiary, ACS/SIMCO.

NOTE D-SPECIAL CHARGES

In the second and fourth quarter of 1999, the Company recorded special charges of $2,053,000 and $879,000, respectively. These charges were for severance and early retirement benefits to several members of management. These benefits will be paid through 2004. Payments against these accruals of approximately $1,033,000 and $323,000 were made in 2000 and 1999, respectively.

In the fourth quarter of 1998, the Company recorded a special charge of $2,621,000 for severance and early retirement benefits for several members of management. These benefits will be paid through 2003. Payments of approximately $626,000 and $1,069,000 were made in 2000 and 1999 against this accrual, respectively. In addition, an adjustment to reduce the accrual for approximately $129,000 was made in 1999 to reflect a change in the estimated total severance payments required.

NOTE E-MARKETABLE SECURITIES

The following is a summary of the Company's investments at December 31 which are all classified as available-for-sale:


(IN THOUSANDS)                                                 GROSS                GROSS
                                                            UNREALIZED           UNREALIZED           ESTIMATED
2000                                        COST               GAINS               LOSSES            FAIR VALUE
------------------------------------ ------------------ ------------------- ----------------- -----------------
Obligations of states and
  political subdivisions                 $    3,454           $     5               $   5            $   3,454
Foreign government securities                 7,797                 -                   -                7,797
Other debt securities                        19,122                 -                   -               19,122
                                         ----------           -------               -----            ---------
Total debt securities                    $   30,373           $     5               $   5            $  30,373
                                         ==========           =======               =====            =========


1999

------------------------------------
Obligations of states and                $   10,268           $     1               $  44            $  10,225
  political subdivisions
Foreign government securities                 6,724                 -                   -                6,724
Other debt securities                            28                 -                   -                   28
                                         ----------           -------               -----            ---------
Total debt securities                        17,020                 1                  44               16,977
                                         ==========           =======               =====            =========


The gross realized gains on sales of marketable securities totaled $1,000, $992,000 and $52,000 in 2000, 1999 and 1998, respectively, and the gross realized losses totaled $2,000, $89,000 and $1,000, respectively. The net adjustment to unrealized holding gains included as a separate component of stockholders' equity, net of taxes, totaled $28,000 and $105,000 in 2000 and 1998, respectively, while in 1999, the net adjustment to unrealized holding losses included as a separate component of stockholders' equity, net of taxes, totaled $696,000.

The amortized cost and estimated fair value of marketable securities at December 31, 2000, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of certain securities have the right to prepay obligations without prepayment penalties.


                                                                                                    ESTIMATED
(IN THOUSANDS)                                                                  COST               FAIR VALUE
----------------------------------------------------------------       --------------------    ------------------
Due in one year or less                                                     $     29,970         $      29,973
Due after one year through five years                                                403                   400
                                                                            ------------         -------------
Total debt securities                                                       $     30,373         $      30,373
                                                                            ============         =============

NOTE F-PROPERTY, PLANT AND EQUIPMENT

The cost of property, plant and equipment consists of:

                                                                              2000                    1999
                                                                       --------------------    -----------------

Land                                                                        $  6,649,440       $       6,683,222
Buildings and improvements                                                    39,145,917              38,863,186
Machinery and equipment                                                       28,955,498              27,363,448
Furniture and fixtures                                                         5,231,947               5,293,762
Vehicles                                                                         217,345                 260,895
Construction in Progress                                                         775,682                   3,750
                                                                            ------------       -----------------
                                                                            $ 80,975,829       $      78,468,263
                                                                            ============       =================


NOTE G-INVESTMENT IN REAL ESTATE

The Company is a limited partner in one real estate limited partnership. An officer and member of the Board of Directors of the Company has a 1.5% interest as a general partner in this partnership. This interest is subordinated to the Company's interest in distributable cash.

In the fourth quarter of 2000, the Company sold its interest in a real estate partnership for $7,400,000 to the general partners, one of which is an officer of the Company and member of the Board of Directors, resulting in an after-tax gain to the Company of $2,136,000. A special committee of outside directors of the Board of Directors approved the sale price after receiving independent appraisals of the property sold.

NOTE H-ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:


                                                                              2000                    1999
                                                                       -----------------       -----------------

Salaries, commissions and other compensation                           $       7,490,351       $       8,051,216
Accrued special charges                                                        2,671,088               4,032,000
Accrued and withheld taxes, other than income taxes                            2,344,955               2,196,971
Accrued profit sharing contributions                                           2,606,254               2,646,677
Accrued self-insured health benefits                                           1,300,000               1,574,878
Cash dividends payable                                                         1,455,961               1,531,713
Other                                                                          6,648,921               5,811,536
                                                                       -----------------       -----------------
                                                                       $      24,517,530       $      25,844,991
                                                                       =================       =================


NOTE I-STOCK PLANS

In 2000, the Company granted 71,250 stock appreciation rights (SARs) pursuant to an incentive plan adopted in 2000. These SARs had a weighted average exercise price of $26.50 per share, vest at 20% per year and entitle the employee to receive a cash payment equal to the difference between the SAR price and the market value of the Company's common stock when the SARs are surrendered. No SARs are exercisable at December 31, 2000. No compensation expense for the SARs was incurred in 2000.

The Company also has an Incentive Stock Plan, as amended ("Plan"), which provides for the issuance of shares of Common Stock to non-employee directors, officers and key employees pursuant to stock options, SARs, stock purchase agreements and stock awards. 641,027 shares of Common Stock were available for issuance under the Plan as of December 31, 2000.

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

Additional information with respect to the Plan is summarized as follows:

                                                     AVERAGE             OPTION
                                                       PRICE             SHARES
--------------------------------------------------------------------------------
Outstanding January 1, 1998                              $24.38          294,579
Granted                                                   26.75            9,000
Exercised                                                 24.19            (889)
Canceled or expired                                       26.89         (27,500)
--------------------------------------------------------------------------------

Outstanding December 31, 1998                             23.34          275,190
Granted                                                   22.44            9,000
Exercised                                                     -                -
Canceled or expired                                       23.56          (9,700)
--------------------------------------------------------------------------------

Outstanding December 31, 1999                             24.18          274,490
Granted                                                   23.56           11,000
Exercised                                                 22.50          (3,750)
Cancelled or expired                                      27.50         (97,050)
--------------------------------------------------------------------------------
Outstanding at December 31, 2000                         $22.86          184,690
--------------------------------------------------------------------------------

Exercisable options at
     December 31, 2000                                   $22.72          162,190
     December 31, 1999                                   $24.42          220,439
     December 31, 1998                                   $24.97          169,488

As of December 31, 2000, the Company had the following outstanding options:

Exercise Price                             $22.44-$23.56    $26.75        $27.00
                                           -------------    ------        ------

Options Outstanding                           174,690         9,000        1,000
     Weighted Average Exercise Price           $22.64        $26.75       $27.00
Weighted Average Remaining Life                   5.8           7.3          6.6
Options Exercisable                           156,940         4,500          750
     Weighted Average Exercise Price           $22.58        $26.75       $27.00

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

The Company's weighted average fair value of options granted and assumptions used were as follows:

                                                     2000      1999      1998
                                                     ----      ----      ----

Risk-free interest rate                               5.22%     6.79%     4.97%
Dividend yield                                        2.00%     2.00%     2.00%
Stock price volatility factor                           .19       .18       .18
Weighted-average expected life (years)                    8         8         8
Weighted-average fair value of options granted        $6.25     $6.95     $6.80

For purposes of pro forma disclosures, the estimated fair value of options granted is amortized to expense over the option's vesting period. The pro forma effect on net income is not representative of the pro forma effect on net income in future years because grants made in 1996 and later years have an increasing vesting period.

The Company's pro forma information consisted of the following:


                                                       2000           1999          1998
                                                       ----           ----          ----

Net income - as reported                            $28,135,673    $23,927,981     $19,474,229
Net income - pro forma                               27,968,000     23,565,000      19,123,000
Basic earnings per share - as reported                     2.85           2.29            1.77
Diluted earnings per share - as reported                   2.85           2.29            1.76
Basic earnings per share - pro forma                       2.84           2.26            1.73
Diluted earnings per share - pro forma                     2.83           2.26            1.73


NOTE J-PROFIT SHARING AND SECURITY BONUS PLANS

The Company and certain subsidiaries have a profit sharing plan for office and warehouse personnel. The amounts of the companies' annual contributions are determined by the respective boards of directors subject to limitations based upon current operating profits (as defined) or participants' compensation (as defined).

The plan also has a 401(k) defined contribution savings feature. This feature, available to all participants, was provided to give employees a pre-tax investment vehicle to save for retirement. The Company does not match the contributions made by plan participants.

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

Provisions for profit sharing and security bonus plans aggregated $5,222,000, $5,051,000 and $4,845,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

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


                                                                   2000                    1999
                                                            -----------------       -----------------
Deferred Tax Assets:
Compensation and benefits                                   $      12,257,000       $      12,327,000
Inventory                                                           1,847,000               1,237,000
Net operating loss carryforwards of subsidiary                      4,718,000               4,169,000
Accounts receivable                                                   519,000                 486,000
Other                                                                 873,000                 583,000
                                                            -----------------       -----------------
Total Deferred Tax Assets                                          20,214,000              18,802,000
Valuation allowance for deferred tax assets                       (4,718,000)             (4,169,000)
                                                            -----------------       -----------------
Net Deferred Tax Assets                                            15,496,000              14,633,000
                                                            -----------------       -----------------

Deferred Tax Liabilities:
Property, plant & equipment                                           883,000               1,060,000
Investment(s) in real estate                                        1,949,000               3,063,000
Other                                                               1,595,000                 337,000
                                                            -----------------       -----------------
Total Deferred Tax Liabilities                                      4,427,000               4,460,000
                                                            -----------------       -----------------
Total Net Deferred Tax Assets                               $      11,069,000       $      10,173,000
                                                            =================       =================


Net deferred tax assets include the tax impact of items in comprehensive income of $873,000 and $583,000 at December 31, 2000 and 1999, respectively.

Income before income taxes for the years ended December 31, consisted of the following:


                                2000              1999                1998
                         ----------------  -----------------   ----------------
United States            $    49,259,320    $    41,494,677    $    36,288,309
Foreign                       (1,693,647)        (1,224,696)        (2,698,080)
                         ----------------  -----------------  -----------------
                         $    47,565,673    $    40,269,981    $    33,590,229
                         ===============    ===============    ===============
The provisions for income taxes for the years ended December 31, consisted of the following:

                                2000              1999                1998
                         --------------     --------------     --------------
Current:
   Federal               $  16,945,000      $   15,187,000     $   13,136,000
   State                     3,067,000           3,088,000          2,898,000
                         -------------      --------------     --------------
                            20,012,000          18,275,000         16,034,000
Deferred benefit             (582,000)         (1,933,000)        (1,918,000)
                         -------------      --------------     --------------
                         $  19,430,000      $   16,342,000     $   14,116,000
                         =============      ==============     ==============

The reconciliation between the effective income tax rate and the statutory federal rate is as follows:

                                                     2000       1999      1998
                                                     ----       ----      ----

Statutory federal rate                               35.0%      35.0%     35.0%
Increase (decrease) resulting from:
     State income taxes, net of federal income
       tax benefit                                    4.2        5.0       5.6
     Foreign losses                                   1.5        1.5       2.7
     Other items, net                                  .1        (.9)     (1.3)
                                                     ----       -----     -----
Provision for income taxes                           40.8%      40.6%     42.0%
                                                     =====      =====     =====

Income taxes paid for the years ended December 31, 2000, 1999 and 1998 amounted to $21,212,000, $17,157,000 and $14,359,000, respectively.

NOTE L-COMMITMENTS

The Company's minimum rental commitments, principally for equipment, under noncancelable leases in effect at December 31, 2000 amounted to approximately $2,955,000. Such rentals are payable as follows: 2001-$1,834,000; 2002-$788,000;
2003-$228,000 and 2004 and thereafter-$105,000.

Total rental expense for the years ended December 31, 2000, 1999 and 1998 amounted to $2,783,000, $2,203,000 and $1,655,000, respectively.

NOTE M - INCOME PER SHARE

The computation of basic and diluted income per share consisted of the following:


                                                                          YEAR ENDED DECEMBER 31
(In thousands, except per share data)                       2000              1999             1998
                                                        -------------     -------------    -------------
NUMERATOR:
Net income                                              $      28,136     $      23,928    $      19,474
                                                        =============     =============    =============
DENOMINATOR:
Denominator for basic income per share -
  Weighted average shares                                       9,860            10,444           11,024
Effect of dilutive securities:
  Stock option plans                                               14                 2               18
                                                        -------------     -------------    -------------
Denominator for diluted income per share -
  Adjusted weighted average shares                              9,874            10,446           11,042
                                                        =============     =============    =============
Basic income per share                                  $       2.85      $       2.29     $       1.77
                                                        ============      ============     ============
Diluted income per share                                $       2.85      $       2.29     $       1.76
                                                        ============      ============     ============

NOTE N - SUMMARY OF UNAUDITED QUARTERLY RESULTS OF OPERATIONS

Unaudited quarterly results of operations for the years ended December 31, 2000 and 1999 are summarized as follows:


                                                                        QUARTER ENDED
                                              ----------------------------------------------------------------------
2000                                          MAR. 31             JUN. 30            SEPT. 30        DEC. 31, (1)(2)
----                                          -------             -------            --------        ---------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)

Net sales (3)                                 86,280               89,632               88,064              84,991
Cost of goods sold (3)                        29,946               30,458               30,094              26,758
Income before income taxes                    10,908               11,381               10,736              14,541
Provision for income taxes                     4,463                4,664                4,358               5,945
Net income                                     6,445                6,717                6,378               8,596
Net income per
  share of common stock:
      Basic                                      .64                  .68                  .66                 .89
      Diluted                                    .64                  .68                  .65                 .88
Diluted weighted average
  shares outstanding                          10,093                9,895                9,718               9,729

                                                                        QUARTER ENDED
                                              ----------------------------------------------------------------------
1999                                          MAR. 31         JUN. 30, (4)(5)        SEPT. 30,       DEC. 31, (2)(4)
----                                          -------         ---------------        ---------       ---------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)

Net sales (3)                                $76,567              $80,859              $85,028             $86,533
Cost of goods sold (3)                        25,877               26,716               29,630              27,147
Income before income taxes                     8,992                8,716                9,942              12,620
Provision for income taxes                     3,715                3,590                4,081               4,956
Net income                                     5,277                5,126                5,861               7,664
Net income per
  share of common stock
      Basic                                      .50                  .49                  .57                 .75
      Diluted                                    .50                  .49                  .57                 .75
Diluted weighted average
  shares outstanding                          10,651               10,495               10,360              10,282

------------------
(1)  The fourth quarter includes a gain of $2,136,000, net of income taxes, relative to the sale of the Company's interest in a real estate investment.
(2)  Inventories and cost of goods sold during interim periods are determined through the use of estimated gross profit rates. The difference between actual and estimated gross profit rates used for the interim periods is adjusted in the fourth quarter. This adjustment increased net income by approximately $1,349,000 and $1,689,000 in 2000 and 1999, respectively.
(3)  Net sales and costs of good sold amounts in 2000 and 1999 have been restated to reflect a shipping revenue reclassification. See Shipping and
     Handling Fees and Costs in Note B.
(4)  During the second and fourth quarters of 1999, special charges were recorded related to severance and early retirement benefits, which reduced net income by $1,236,000, and $524,000, respectively.
(5)  The second quarter of 1999 reflects a $554,000 gain, net of income taxes, on the sale of marketable securities.


NOTE O - SUBSEQUENT EVENT

         In January 2001, the Company agreed to purchase certain assets of Premier Farnell's Cleveland-based North American Industrial Products and Kent Automotive Divisions for approximately $27,000,000 plus approximately $8,000,000 for related inventories. The all cash transaction is expected to close on March 30, 2001. Under the agreement, Lawson will acquire the field sales, telephone sales and customer service professionals, the customer accounts, certain administrative executives, and use of various intellectual properties, including trade marks and trade names of the Industrial Products and Kent Automotive divisions in certain territories. Lawson will combine its existing operations with Premier Farnell's Premier Fastener, Rotanium Products, Certanium Alloys, CT Engineering, JI Holcomb and Kent Automotive business units in the United States, Canada, Mexico, Central America and the Caribbean. This acquisition is not expected to require a significant investment by the Company in facilities or equipment.

                                                                     SCHEDULE II

                     LAWSON PRODUCTS, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                                              BALANCE AT       CHARGED TO
                                             BEGINNING OF      COSTS AND       DEDUCTIONS-     BALANCE AT END
                     DESCRIPTION                 PERIOD         EXPENSES       DESCRIBE(A)        OF PERIOD
                     -----------                 ------         --------       -----------        ---------

Allowance deducted from assets
  to which it applies:
    Allowance for doubtful accounts:

Year ended December 31, 2000                  $1,601,649        $1,419,120      $1,362,184      $1,658,585
Year ended December 31, 1999                   1,450,067         1,065,811         914,229       1,601,649
Year ended December 31, 1998                   1,423,902           983,367         957,202       1,450,067

Note A - Uncollected receivables written off, net of recoveries.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by Item 405 concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from the section in the 2000 proxy statement captioned "Compliance with Section 16(a) of the Exchange Act."

         a.  Directors
             ---------

         The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2001, under the caption "Election of Directors," which information is incorporated herein by reference.

         b  Executive Officers
            ------------------

         The information required by this Item is set forth in Item 1 - Business under "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION.

         The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2001, under the caption "Remuneration of Executive Officers," which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2001 under the caption "Securities Beneficially Owned by Principal Stockholders and Management," which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of stockholders to be held on May 15, 2001 under the caption "Election of Directors," which information is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      (1)      Financial Statements
                  --------------------

         The following information is presented in this report:

                  Consolidated Balance Sheets as of December 31, 2000 and 1999.

                  Consolidated Statements of Income for the Years ended December 31, 2000, 1999 and 1998.

                  Consolidated Statements of Changes in Stockholders' Equity for the Years ended December 31, 2000, 1999 and 1998.

                  Consolidated Statements of Cash Flows for the Years ended December 31, 2000, 1999 and 1998.

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

         3(b) By-laws of the Company, as amended, incorporated herein by reference to Exhibit 3(ii) to the Company's Quarterly Report on Form 10-Q for the quarter year ended March 31, 1999.

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

         *10(c)(3.1)First Amendment to Employment Agreement dated as of August
                    1, 1996, incorporated herein by reference from Exhibit 10(c)(6.1) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

         *10(c)(4)  Employment Agreement between the Company and Jeffrey B.
                    Belford dated March 10, 1983, incorporated herein by reference from Exhibit 10(c)(5) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

         *10(c)(5)  Amended and Restated Executive Deferral Plan, incorporated herein by reference from Exhibit 10(c)(7) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

         *10(c)(6)  Employment Agreement dated July 21, 1994 between the Company and Roger F. Cannon, incorporated herein by reference to
                    Exhibit 10(c)(8) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

----------------------------------
*Indicates management employment contracts or compensatory plans or arrangements.

         *10(c)(7)  Agreement between the Company and Bernard Kalish dated July
                    31, 1999, incorporated herein by reference from Exhibit 10(c)(8) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

         10(c)(8)   Lawson Products, Inc. Stock Performance Plan

         21         Subsidiaries of the Company.

         23         Consent of Ernst & Young LLP.

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

                                                LAWSON PRODUCTS, INC.

Date:  March 28, 2001                  By /s/ Robert J. Washlow
                                          --------------------------------------
                                          Robert J. Washlow, Chairman of the
                                          Board and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below this 28th day of March, 2001, by the following persons on behalf of the registrant and in the capacities indicated.

               SIGNATURE                                    TITLE
               ---------                                    -----

/s/ Robert J. Washlow                    Chairman of the Board, Chief Executive
---------------------
Robert J. Washlow                        Officer and Director
                                         (principal executive officer)
/s/ Joseph L. Pawlick                    Chief Financial Officer
---------------------------------
Joseph L. Pawlick                        (principal financial officer)
/s/ Victor G. Galvez                     Controller
---------------------------------
Victor G. Galvez                         (principal accounting officer)
/s/ Jerome Shaffer                       Vice President, Treasurer and Director
---------------------------------
Jerome Shaffer
/s/ James T. Brophy                      Director
---------------------------------
James T. Brophy
/s/ Bernard Kalish                       Director
---------------------------------
Bernard Kalish
/s/ Robert M. Melzer                     Director
---------------------------------
Robert M. Melzer
/s/ Ronald B. Port                       Director
---------------------------------
Ronald B. Port
/s/ Sidney L. Port                       Director
---------------------------------
Sidney L. Port
/s/ Robert G. Rettig                     Director
---------------------------------
Robert G. Rettig
/s/ Mitchell H. Saranow                  Director
---------------------------------
Mitchell H. Saranow

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                                DESCRIPTION OF EXHIBIT
------                                                ----------------------

3(a) Certificate of Incorporation of the Company, as amended, incorporated herein by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

3(b) By-laws of the Company, as amended, incorporated herein by reference to Exhibit 3(ii) to the Company's Quarterly Report on Form 10-Q for the quarter year ended March 31, 1999.

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

10(c)(3.1)      First Amendment to Employment Agreement dated as of August 1,
                1996, incorporated herein by reference from Exhibit 10(c)(6.1) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10(c)(4) Employment Agreement between the Company and Jeffrey B. Belford dated March 10, 1983, incorporated herein by reference to
                Exhibit 10(c)(5) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

10(c)(5) Amended and Restated Executive Deferral Plan, incorporated herein by reference from Exhibit 10(c)(7) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

10(c)(6) Employment Agreement dated July 21, 1994 between the Company and Roger F. Cannon, incorporated herein by reference to Exhibit 10(c)(8) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

10(c)(7) Agreement between the Company and Bernard Kalish dated July 31, 1999, incorporated herein by reference from Exhibit 10(c)(8) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

10(c)(8)        Lawson Products, Inc. Stock Performance Plan

21              Subsidiaries of the Company.

23              Consent of Ernst & Young LLP.