Form 10-Q
period 2001-03-31
LAWSON PRODUCTS INC/NEW/DE/
filed 2001-05-10
CIK 703604

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                       ----------------------------------

                                    FORM 10-Q

                  Quarterly Report under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                       ----------------------------------

For Quarter Ended March 31, 2001                     Commission file no. 0-10546
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
Yes  X   No
   -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 9,711,804 Shares, $1 par value, as of April 16, 2001.

PART I                     FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                                       LAWSON PRODUCTS, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)                                  March 31,            December 31,
                                                                             2001                  2000
                                                                        --------------------   -----------------
                                                                             (unaudited)
ASSETS
Current Assets:
    Cash and cash equivalents                                           $            2,643     $           7,912
    Marketable securities                                                            8,907                29,973
  Accounts receivable, less allowance for
      doubtful accounts                                                             40,500                40,823
    Inventories (Note B)                                                            62,822                55,228
  Miscellaneous receivables and prepaid
      expenses                                                                       7,964                 9,356
    Deferred income taxes                                                            1,892                 1,857
                                                                        -------------------    -----------------
              Total Current Assets                                                 124,728               145,149

Marketable securities                                                                  ---                   401
Property, plant and equipment, less
  allowances for depreciation and
  amortization                                                                      40,168                39,405
Investments in real estate                                                             825                   705
Deferred income taxes                                                                9,760                 9,212
Goodwill, less accumulated amortization                                             30,929                 2,431
Other assets                                                                        28,016                25,418
                                                                        -------------------    -----------------
              Total Assets                                              $          234,426     $         222,721
                                                                        ===================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Revolving line of credit                                              $            7,000     $             ---
    Accounts payable                                                                13,520                 6,730
    Accrued expenses and other liabilities                                          18,330                24,518
    Income taxes                                                                     4,603                 2,615
                                                                        --------------------   -----------------
              Total Current Liabilities                                             43,453                33,863
                                                                        -------------------    -----------------

Accrued liability under security bonus plans                                        18,555                17,968
Other                                                                               11,274                10,978
                                                                        -------------------    -----------------
                                                                                    29,829                28,946
                                                                        -------------------    -----------------
Stockholders' Equity:
   Preferred Stock, $1 par value:
       Authorized - 500,000 shares
       Issued and outstanding - None                                                   ---                   ---
   Common Stock, $1 par value:
       Authorized - 35,000,000 shares
       Issued and outstanding - (2001- 9,711,804 shares; 2000 -
       9,706,404 shares)                                                             9,712                 9,706

     Capital in excess of par value                                                    878                   762

     Retained earnings                                                             152,750               151,066

     Accumulated other comprehensive income                                         (2,196)               (1,622)
                                                                        --------------------   -------------------
              Total Stockholders' Equity                                           161,144               159,912
                                                                        -------------------    -----------------
              Total Liabilities and Stockholders'                       $          234,426     $         222,721
                Equity                                                  ===================    =================


See notes to condensed consolidated financial statements.



                     LAWSON PRODUCTS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

(Amounts in thousands, except per share data)

                                                                    For the
                                                             Three Months Ended
                                                                    March 31,
                                                              2001              2000
                                                           ---------------   ---------------

Net sales                                                  $        83,650   $        86,280
Cost of goods sold (Note B)                                         29,937            29,946
                                                           ---------------   ---------------
Gross Profit                                                        53,713            56,334

Selling, general and administrative expenses                        48,631            45,992
                                                           ---------------   ---------------
Operating income                                                     5,082            10,342

Investment and other income                                            743               566
                                                            ---------------   ---------------

Income before income taxes                                           5,825            10,908

Provision for income taxes                                           2,587             4,463
                                                           ---------------   ---------------

Net income                                                 $         3,238   $         6,445
                                                           ===============   ===============

Net income per share of common stock:
         Basic                                             $          0.33   $          0.64
                                                           ===============   ===============

         Diluted                                           $          0.33   $          0.64
                                                           ===============   ===============

Cash dividends declared per share of common stock          $          0.16   $          0.15
                                                           ===============   ===============

Weighted average shares outstanding:
         Basic                                                       9,710            10,093
                                                           ===============   ===============

         Diluted                                                     9,730            10,098
                                                           ===============   ===============



See notes to condensed consolidated financial statements.



                     LAWSON PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

(Amounts in thousands)

                                                                                      For the
                                                                               Three Months Ended
                                                                                      March 31,
                                                                                 2001               2000
                                                                             ----------------   --------
Operating activities:
  Net income                                                                 $        3,238     $         6,445
  Adjustments to reconcile net income to net cash
    provided by operating activities:
         Depreciation and amortization                                                1,764               1,560
         Changes in operating assets and liabilities                                 (7,077)                (37)
         Other                                                                          222                 553
                                                                             ---------------    ----------------

         Net Cash Provided by (Used in) Operating Activities                         (1,853)              8,521
                                                                             ---------------    ----------------

Investing activities:
  Additions to property, plant and equipment                                         (2,191)               (871)
  Purchases of marketable securities                                                 (7,257)            (14,460)
  Proceeds from sale of marketable securities                                        28,735              14,298
  Acquisition of IPD and Kent Automotive                                            (28,369)                ---
                                                                             ---------------    ---------------

  Net Cash Used in Investing Activities                                              (9,082)             (1,033)
                                                                             ----------------   ----------------

Financing activities:
  Purchases of treasury stock                                                           ---              (4,404)
  Proceeds from revolving line of credit                                              7,000                 ---
  Dividends paid                                                                     (1,456)             (1,532)
  Other                                                                                 122                 ---
                                                                             ----------------    ---------------

  Net Cash Provided by (Used in) Financing Activities
                                                                                      5,666              (5,936)
                                                                             ----------------   ----------------

         Increase (Decrease) in Cash and Cash
         Equivalents                                                                 (5,269)              1,552

  Cash and Cash Equivalents at Beginning of
    Period                                                                            7,912              11,975
                                                                             ---------------    ---------------

         Cash and Cash Equivalents at End of Period                          $        2,643     $        13,527
                                                                             ===============    ===============



See notes to condensed consolidated financial statements.


                                     Part I

         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

A) As contemplated by the Securities and Exchange Commission, the accompanying consolidated financial statements and footnotes have been condensed and therefore, do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The Condensed Consolidated Balance Sheet as of March 31, 2001, the Condensed Consolidated Statements of Income for the three month periods ended March 31, 2001 and 2000 and the Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2001 and 2000 are unaudited. In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) have been made, which are necessary to present fairly the results of operations for the interim periods. Operating results for the quarter ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

B) Inventories (consisting of primarily finished goods) at March 31, 2001 and cost of goods sold for the three month periods ended March 31, 2001 and 2000 were determined through the use of estimated gross profit rates. The difference between actual and estimated gross profit is adjusted in the fourth quarter. In 2000, this adjustment increased net income by approximately $1,349,000.

C) Total comprehensive income and its components, net of related tax, for the first quarter of 2001 and 2000 are as follows (in thousands):

                                                       2001        2000
                                                       ----        ----
Net income                                            $3,238     $6,445
Unrealized losses on securities                         ---          (4)
Foreign currency translation
  adjustments                                           (574)      (119)
                                                     ------------------
Comprehensive income                                  $2,664     $6,322
                                                     ==================

The components of accumulated other comprehensive income, net of related tax, at March 31, 2001 and December 31, 2000 are as follows (in thousands):
                                                       2001         2000
                                                       ----         ----
Foreign currency translation
  adjustments                                        $(2,196)     $(1,622)
                                                     ---------------------
Accumulated other
  comprehensive income                               $(2,196)     $(1,622)
                                                     =====================

D) Earnings per Share

The calculation of dilutive weighted average shares outstanding at March 31, 2001 and 2000 are as follows (in thousands):

                                                    2001         2000
                                                    ----         ----
  Basic weighted average shares
    outstanding                                    9,710       10,093
  Dilutive impact of options
    outstanding                                       20            5
                                                  -------------------
  Dilutive weighted average
    shares outstanding                             9,730       10,098
                                                  ===================

E) Revolving Line of Credit

In March 2001 the Company entered into a $50 million revolving line of credit. The revolving line of credit matures five years from the closing date and carries an interest rate of prime minus 150 basis points floating or LIBOR plus 75 basis points, at the Company's option. Interest is payable quarterly on prime borrowings and at the earlier of quarterly or maturity with respect to LIBOR contracts. The line of credit contains certain financial covenants regarding interest coverage, minimum stockholders' equity and working capital, all of which the Company was in compliance with at March 31, 2001.

F) On March 30, 2001, the Company purchased certain assets of Premier Farnell's Cleveland based North American Industrial Products (IPD) and Kent Automotive
(Kent) Divisions for approximately $28.4 million plus approximately $8.0 million for related inventories. This all-cash transaction was accounted for as a purchase; accordingly, the accounts and transactions of the acquired business have been included in the consolidated financial statements since the date of acquisition. Under the agreement, the Company acquired the field sales, telephone sales and customer service professionals, the customer accounts, certain administrative executives, and use of various intellectual properties, including trademarks and trade names of the IPD and Kent divisions in certain territories. The assets acquired were recorded at estimated fair values as determined by the Company's management based on information currently available. Accordingly, the allocation of the purchase price is subject to revision. The Company will combine its existing operations with Premier Farnell's Premier Fastener, Rotanium Products, Certanium Alloys, CT Engineering, JI Holcomb and Kent Automotive business units in the United States, Canada, Mexico, Central America and the Caribbean.

Independent Accountants' Review Report


Board of Directors and Stockholders
Lawson Products, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Lawson Products, Inc. and subsidiaries as of March 31, 2001 and the related condensed consolidated statements of income and cash flows for the three month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Lawson Products, Inc. as of December 31, 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended, not presented herein, and in our report dated February 23, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                   /S/ ERNST & YOUNG LLP

April 16, 2001

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, contains certain forward-looking statements pertaining to the ability of the Company to finance future growth, cash dividends and capital expenditures, the ability to successfully integrate acquired businesses and certain other matters. These statements are subject to uncertainties and other factors which could cause actual events or results to vary materially from those anticipated. The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.


ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------

Net sales for the three month period ended March 31, 2001 decreased 3.0% to $83,650,000 relative to the similar period of 2000. The sales decline reflects reduced contribution from substantially all Lawson operations.

Net income declined 49.7% to $3,238,000 ($.33 per diluted share) for the three months ended March 31, 2001 from $6,445,000 ($.64 per share) for the comparable period of 2000. This decrease is attributable to higher operating expenses, partially attributable to preparatory costs incurred in connection with the acquisition of the North American Industrial Products (IPD) and Kent Automotive
(Kent) Divisions of Premier Farnell which was completed on March 30, 2001, lower gross margins and the decrease in net sales noted above. Per share net income for 2001 and 2000 was positively impacted by the Company's share repurchase program.

The Company used $1,853,000 of cash in operations for the three months ended March 31, 2001 compared to cash provided from operations of $8,521,000 in the similar period of the prior year. This decline was due primarily to the decrease in net income noted above and a decrease in accrued expenses. Current investments, cash flows from operations and a new $50,000,000 unsecured line of credit are expected to be sufficient to finance the Company's future growth, cash dividends and capital expenditures. Additions to property, plant and equipment were $2,191,000 and $871,000, respectively, for the three months ended March 31, 2001 and 2000. Capital expenditures during 2001 primarily reflect purchases of computer related and warehouse equipment and building improvements, while 2000 additions to property, plant and equipment primarily reflect purchases of computer related equipment.

On March 30, 2001, the Company purchased certain assets of Premier Farnell's Cleveland based North American Industrial

Products (IPD) and Kent Automotive (Kent) Divisions for approximately $28.4 million plus approximately $8.0 million for related inventories. This all-cash transaction was accounted for as a purchase; accordingly, the accounts and transactions of the acquired business have been included in the consolidated financial statements since the date of acquisition. Under the agreement, the Company acquired the field sales, telephone sales and customer service professionals, the customer accounts, certain administrative executives, and use of various intellectual properties, including trademarks and trade names of the IPD and Kent divisions in certain territories. The assets acquired were recorded at estimated fair values as determined by the Company's management based on information currently available. Accordingly, the allocation of the purchase price is subject to revision.

During the first quarter of 2000, the Company purchased 187,000 shares of its own common stock for approximately $4,404,000. Of these purchases, 98,400 shares were acquired relative to the 1999 Board authorization of 500,000 shares and 88,600 shares represented the remaining shares relative to a 1998 stock repurchase authorization of 500,000 shares. No shares were purchased during the first quarter of 2001. All shares purchased as of March 31, 2001 have been retired. Funds to purchase these shares were provided by investments and cash flows from operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
        RISK

There have been no material changes in market risk at March 31, 2001 from that reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                                     Part II

                                OTHER INFORMATION
                                -----------------

Items 1, 2, 3, 4 and 5 are inapplicable and have been omitted from this report.

Item 6.  Exhibits and Reports on Form 8-K.

                 (a)        4      Credit Agreement dated March 27, 2001 by and
                                   between the Company and LaSalle Bank National
                                   Association

                           15 Letter from Ernst & Young LLP regarding Unaudited Interim Financial Information


                 (b) The registrant filed a Current Report on Form 8-K January
                     31, 2001.

                           SIGNATURES
                           ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      LAWSON PRODUCTS, INC.
                                          (Registrant)



Dated April 16, 2001                   /s/    Robert J. Washlow
     ---------------                          ----------------------------------
                                                     Robert J. Washlow
                                                   Chairman of the Board
                                                  (principal executive officer)



Dated April 16, 2001                   /s/    Joseph L. Pawlick
     ---------------                          ----------------------------------
                                                       Joseph L. Pawlick
                                                  Chief Financial Officer
                                                 (principal financial officer)