Form 10-Q
period 2001-06-30
LAWSON PRODUCTS INC/NEW/DE/
filed 2001-08-14
CIK 703604

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                       ----------------------------------

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       ----------------------------------

For Quarter Ended JUNE 30, 2001                     Commission file no. 0-10546
                  -------------                                         -------

                              LAWSON PRODUCTS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                  36-2229304
--------------------------------------    --------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

1666 EAST TOUHY AVENUE, DES PLAINES, ILLINOIS                       60018
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone no., including area code:  (847) 827-9666
                                                  --------------

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                          if changed since last report.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 9,704,757 SHARES, $1 PAR VALUE, AS OF JULY 17, 2001.

                         PART I - FINANCIAL INFORMATION

ITEM 2  FINANCIAL STATEMENTS


                     LAWSON PRODUCTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)                                              JUNE 30,        DECEMBER 31,
                                                                                          2001             2000
                                                                                    ---------------- ---------------
                                                                                      (UNAUDITED)
ASSETS
------
Current Assets:
   Cash and cash equivalents                                                        $        1,993   $        7,912
   Marketable securities                                                                     6,018           29,973
   Accounts receivable, less allowance for doubtful accounts                                50,934           40,823
   Inventories (Note B)                                                                     63,672           55,228
   Miscellaneous receivables and prepaid expenses                                           11,947            9,356
   Deferred income taxes                                                                     1,926            1,857
                                                                                    --------------   --------------
         Total Current Assets                                                              136,490          145,149

Marketable securities                                                                          ---              401
Property, plant and equipment, less allowances for depreciation and amortization
                                                                                            40,284           39,405
Investments in real estate                                                                     845              705
Deferred income taxes                                                                        9,686            9,212
Goodwill, less accumulated amortization                                                     30,525            2,431
Other assets                                                                                27,482           25,418
                                                                                    --------------   --------------
         Total Assets                                                               $      245,312   $      222,721
                                                                                    ==============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
   Revolving line of credit                                                         $       23,400   $          ---
   Accounts payable                                                                          8,636            6,730
   Accrued expenses and other liabilities                                                   18,695           24,518
   Income taxes                                                                                788            2,615
                                                                                    --------------   --------------
         Total Current Liabilities                                                          51,519           33,863
                                                                                    --------------   --------------

  Accrued liability under security bonus plans                                              18,611           17,968
  Other                                                                                     11,271           10,978
                                                                                    --------------   --------------
                                                                                            29,882           28,946
                                                                                    --------------   --------------

Stockholders' Equity:
   Preferred Stock, $1 par value:  Authorized - 500,000 shares;
     Issued and outstanding - None                                                             ---              ---
   Common Stock, $1 par value:  Authorized - 35,000,000 shares;
     Issued and outstanding-(2001-9,710,157 shares; 2000-9,706,404 shares)                   9,710            9,706

   Capital in excess of par value                                                              878              762

   Retained earnings                                                                       155,141          151,066

   Accumulated other comprehensive income                                                   (1,818)          (1,622)
                                                                                    ---------------  ---------------
         Total Stockholders' Equity                                                        163,911          159,912
                                                                                    --------------   --------------

         Total Liabilities and Stockholders' Equity                                 $      245,312   $      222,721
                                                                                    ==============   ==============

See notes to condensed consolidated financial statements.



                     LAWSON PRODUCTS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              FOR THE                            FOR THE
                                                        THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                              JUNE 30,                           JUNE 30,
                                                 ---------------------------------  --------------------------------
                                                       2001              2000             2001              2000
                                                 ---------------   ---------------  ---------------   --------------

Net sales                                        $       98,980    $       89,632   $      182,630    $      175,912
Cost of goods sold (Note B)                              33,888            30,458           63,825            60,404
                                                 --------------    --------------   --------------    --------------
Gross profit                                             65,092            59,174          118,805           115,508
Selling, general and administrative expenses             58,214            48,334          106,845            94,323
                                                 --------------    --------------   --------------    --------------
Operating income                                          6,878            10,840           11,960            21,185
Investment and other income                                 303               541            1,046             1,107
Interest expense                                            254                 0              254                 3
                                                 --------------    --------------   --------------    --------------
Income before income taxes                                6,927            11,381           12,752            22,289
Provision for income taxes                                2,939             4,664            5,526             9,127
                                                 --------------    --------------   --------------    --------------
Net income                                       $        3,988    $        6,717   $        7,226    $       13,162
                                                 ==============    ==============   ==============    ==============
Net income per share of common stock:
     Basic                                       $         0.41    $         0.68   $         0.74    $         1.32
                                                 ==============    ==============   ==============    ==============
     Diluted                                     $         0.41    $         0.68   $         0.74    $         1.32
                                                 ==============    ==============   ==============    ==============
Cash dividends declared per  share of
  common stock                                   $         0.16    $         0.15   $         0.32    $         0.30
                                                 ==============    ==============   ==============    ==============
Weighted average shares outstanding:
     Basic                                                9,711             9,895            9,710             9,991
                                                 ==============    ==============   ==============    ==============
     Diluted                                              9,740             9,908            9,736            10,000
                                                 ==============    ==============   ==============    ==============

See notes to condensed consolidated financial statements.



                     LAWSON PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(AMOUNTS IN THOUSANDS)

                                                                                                FOR THE
                                                                                            SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                          2001             2000
                                                                                    ---------------  ----------
Operating activities:
Net income                                                                          $        7,226   $       13,162
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                           3,864            3,091
     Changes in operating assets and liabilities                                           (24,497)          (8,533)
     Other                                                                                     688              404
                                                                                    --------------   --------------

Net Cash Provided by (Used in) Operating Activities                                        (12,719)           8,124
                                                                                    ---------------  --------------


Investing activities:
Additions to property, plant and equipment                                                  (3,755)          (1,764)
Purchases of marketable securities                                                          (9,219)         (24,769)
Proceeds from sale of marketable securities                                                 33,586           27,904
Acquisition of IPD and Kent Automotive                                                     (34,378)             ---
Other                                                                                          100              100
                                                                                    --------------   --------------

Net Cash Provided by (Used in) Investing Activities                                        (13,666)           1,471
                                                                                    ---------------  --------------


Financing activities:
Purchases of treasury stock                                                                    (46)         (10,752)
Proceeds from revolving line of credit                                                      23,400              ---
Dividends paid                                                                              (3,010)          (2,963)
Other                                                                                          122               84
                                                                                    --------------   --------------

Net Cash Provided by (Used in) Financing Activities                                         20,466          (13,631)
                                                                                    --------------   ---------------

     Decrease in Cash and Cash Equivalents                                                  (5,919)          (4,036)

Cash and Cash Equivalents at Beginning of Period                                             7,912           11,975
                                                                                    --------------   --------------

     Cash and Cash Equivalents at End of Period                                     $        1,993   $        7,939
                                                                                    ==============   ==============

See notes to condensed consolidated financial statements.


         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

A) As contemplated by the Securities and Exchange Commission, the accompanying consolidated financial statements and footnotes have been condensed and therefore, do not contain all disclosures required by generally accepted accounting principles. Reference should be made to Lawson Products, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 2000. The Condensed Consolidated Balance Sheet as of June 30, 2001, the Condensed Consolidated Statements of Income for the three and six month periods ended June 30, 2001 and 2000 and the Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2001 and 2000 are unaudited. In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) have been made, which are necessary to present fairly the results of operations for the interim periods. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

B) Inventories (consisting of primarily finished goods) at June 30, 2001 and cost of goods sold for the three and six month periods ended June 30, 2001 and 2000 were determined through the use of estimated gross profit rates. The difference between actual and estimated gross profit is adjusted in the fourth quarter. In 2000, this adjustment increased net income by approximately $1,349,000.

C) Total comprehensive income and its components, net of related tax, for the first three and six months of 2001 and 2000 are as follows (in thousands):

                                                         THREE MONTHS ENDED
                                                               JUNE 30,
                                                        2001             2000
                                                  ---------------  ------------

Net income                                        $       3,988  $       6,717
Unrealized gain on marketable securities                      -             15
Foreign currency translation adjustments                    378           (319)
                                                  -------------  --------------
Comprehensive income                              $       4,366  $       6,413
                                                  =============  =============

                                                          SIX MONTHS ENDED
                                                               JUNE 30,
                                                        2001             2000
                                                  ---------------  ------------

Net income                                        $       7,226  $      13,162
Unrealized gain on marketable securities                      -             11
Foreign currency translation adjustments                   (196)          (438)
                                                  -------------- --------------
Comprehensive income                              $       7,030  $      12,735
                                                  =============  =============

The components of accumulated other comprehensive income, net of related tax, at June 30, 2001 and December 31, 2000 are as follows (in thousands):

                                                         2001             2000
                                                   -------------  -------------

Foreign currency translation adjustments           $      (1,818) $      (1,622)
                                                   -------------- --------------
Accumulated other comprehensive income             $      (1,818) $      (1,622)
                                                   ============== ==============

D)  Earnings per Share

The calculation of dilutive weighted average shares outstanding for the three and six months ended June 30, 2001 and 2000 are as follows (in thousands):

                                                       THREE MONTHS ENDED
                                                             JUNE 30,
                                                      2001           2000
                                                  -------------  --------------

Basic weighted average shares outstanding                 9,711          9,895
Dilutive impact of options outstanding                       29             13
                                                  -------------  -------------
Dilutive weighted average shares outstanding              9,740          9,908
                                                  =============  =============

                                                        SIX MONTHS ENDED
                                                             JUNE 30,
                                                      2001             2000
                                                  -------------  -------------

Basic weighted average shares outstanding                 9,710          9,991
Dilutive impact of options outstanding                       26              9
                                                  -------------  -------------
Dilutive weighted average shares outstanding              9,736         10,000
                                                  =============  =============

E)  Revolving Line of Credit

In March 2001 the Company entered into a $50 million revolving line of credit. The revolving line of credit matures five years from the closing date and carries an interest rate of prime minus 150 basis points floating or LIBOR plus 75 basis points, at the Company's option. Interest is payable quarterly on prime borrowings and at the earlier of quarterly or maturity with respect to the LIBOR contracts. The line of credit contains certain financial covenants regarding interest coverage, minimum stockholders' equity and working capital, all of which the Company was in compliance with at June 30, 2001.

F) On March 30, 2001, the Company purchased certain assets of Premier Farnell's Cleveland based North American Industrial Products (IPD) and Kent Automotive
(Kent) Divisions for approximately $28.4 million plus approximately $8.0 million for related inventories. This all-cash transaction was accounted for as a purchase; accordingly, the accounts and transactions of the acquired business have been included in the consolidated financial statements since the date of acquisition. Under the agreement, the Company acquired the field sales, telephone sales and customer service professionals, the customer accounts, certain administrative executives, and use of various intellectual properties, including trademarks and trade names of the IPD and Kent divisions in certain territories. The assets acquired were recorded at estimated fair values as determined by the Company's management based on information currently available. Accordingly, the allocation of the purchase price is subject to revision. The Company will combine its existing operations with Premier Farnell's Premier Fastener, Rotanium Products, Certanium Alloys, CT Engineering, JI Holcomb and Kent Automotive business units in the United States, Canada, Mexico, Central America and the Caribbean. Due to the nature of the acquisition, the Company is unable to provide any meaningful pro forma information of prior period results.

G)  Reclassification

In the fourth quarter of 2000, the Company  adopted  Emerging  Issues Task Force
(EITF) No. 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF 00-10 requires companies to reflect all amounts billed to customers in sales transactions as part of net sales. As such, the Company has reclassified $2,720,000 and $5,291,000 of freight revenue to net sales from selling, general and administrative expenses for the second quarter and six months ended June 30, 2000, respectively.

H)  New Accounting Standards

In June 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Intangible Assets." Statement No. 142 provides that amortization of goodwill no longer be required but does require the testing of the goodwill for impairment at least annually. Statement No. 142 will be required to be adopted by the Company as of January 1, 2002. The Company expects the impact of adoption will be to increase operating income by approximately $1.6 million in 2002.

I)  Segment Reporting

The company has three reportable segments:  Maintenance,  Repair and Replacement
(MRO) distribution, OEM distribution and manufacturing (OEM), and international distribution.

Financial information for the Company's reportable segments consisted of the following:

                                                  Three Months Ended June 30
                                            ------------------------------------
In thousands                                       2001               2000
--------------------------------------------------------------------------------
Net sales
       MRO distribution                      $      80,612      $      72,551
       OEM distribution                             12,570             13,695
       International distribution                    5,798              3,386
                                            ------------------------------------
          Consolidated total                 $      98,980      $      89,632
                                            ------------------------------------
Operating income (loss)
       MRO distribution                      $       6,011      $       9,924
       OEM distribution                                653              1,146
       International distribution                      214               (230)
                                            ------------------------------------
          Consolidated total                 $       6,878      $      10,840
                                            ------------------------------------

The reconciliation of segment profit to consolidated income before income taxes consisted of the following:

                                                  Three Months Ended June 30
                                            ------------------------------------
In thousands                                      2001                 2000
--------------------------------------------------------------------------------
       Total operating income from
          reportable segments                $       6,878      $      10,840
       Investment and other income                     303                541
       Interest expense                               (254)                 -
                                            ------------------------------------
          Income before income taxes         $       6,927      $      11,381
                                            ------------------------------------


                                                   Six Months Ended June 30
                                            ------------------------------------
In thousands                                       2001               2000
--------------------------------------------------------------------------------
Net sales
       MRO distribution                      $     147,783       $    141,718
       OEM distribution                             25,866             27,555
       International distribution                    8,981              6,639
                                            ------------------------------------
          Consolidated total                 $     182,630       $    175,912
                                            ------------------------------------
Operating income (loss)
       MRO distribution                      $      10,953       $     19,468
       OEM distribution                              1,256              2,149
       International distribution                     (249)              (432)
                                            ------------------------------------
          Consolidated total                 $      11,960       $     21,185
                                            ------------------------------------

The reconciliation of segment profit to consolidated income before income taxes consisted of the following:

                                                   Six Months Ended June 30
                                            ------------------------------------
In thousands                                       2001               2000
--------------------------------------------------------------------------------
       Total operating income from
          reportable segments                $      11,960       $     21,185
       Investment and other income                   1,046              1,107
       Interest expense                               (254)                (3)
                                            ------------------------------------
       Income before income taxes            $      12,752       $      22,289
                                            ------------------------------------

Asset information related to the Company's reportable segments consisted of the following:


In thousands                                June 30, 2001      December 31, 2000
--------------------------------------------------------------------------------
Total assets
       MRO distribution                      $     179,690       $    160,169
       OEM distribution                             33,157             32,182
       International distribution                   20,853             19,302
                                            ------------------------------------
            Total for reportable segments          233,700            211,652
       Corporate                                    11,612             11,069
                                            ------------------------------------
          Consolidated total                 $     245,312       $    222,721
                                            ------------------------------------

                     Independent Accountants' Review Report


Board of Directors and Stockholders
Lawson Products, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Lawson Products, Inc. and subsidiaries as of June 30, 2001 and the related condensed consolidated statements of income for the three month and six month periods ended June 30, 2001 and 2000 and the condensed consolidated statements of cash flows for the six month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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



                                                        /s/ ERNST & YOUNG LLP

July 17, 2001

This Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, contains certain forward-looking statements pertaining to the ability of the Company to finance future growth, cash dividends and capital expenditures, the ability to successfully integrate acquired businesses and certain other matters. These statements are subject to uncertainties and other factors which could cause actual events or results to vary materially from those anticipated. The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS

Net sales for the three and six month periods ended June 30, 2001 increased 10.4% to $98,980,000 and 3.8% to $182,630,000, respectively, relative to the comparable periods of 2000. The sales gains are attributable to the sales generated by the North American Industrial Products (IPD) and Kent Automotive
(Kent) Divisions of Premier Farnell which were acquired on March 30, 2001 of approximately $13,020,000. The sales generated by IPD and Kent more than offset decreased sales from substantially all Lawson operations. See Note F to Notes to Condensed Consolidated Financial Statements.

Gross profit, as a percentage of sales, was flat compared to the second quarter of 2000. Selling, general and administrative expenses increased approximately $10 million to $58.2 million for the second quarter of 2001. The biggest cause of this increase was increased sales agent compensation on the 10.4 percent increase in net sales as well as additional costs incurred for the IPD/Kent acquisition on March 30, 2001, including employee salaries paid to the telephone sales, customer service professionals and certain administrative executives and the amortization of goodwill.

The Company's acquisition of IPD and Kent was completed using the proceeds from the sale of marketable securities and borrowings under the $50 million unsecured line of credit which the Company entered into in March 2001. This resulted in the decrease in investment and other income and an increase in interest expense for both of the 2001 periods presented in comparison to 2000.

The decrease in the provision for income taxes for both 2001 periods presented is due to the decrease in income before income taxes partially offset by a higher effective tax rate. The higher effective tax rate was primarily due to foreign losses for which no income tax benefits are currently available.

Net income for the second quarter declined 40.6% to $3,988,000 ($.41 per diluted share) from $6,717,000 ($.68 per diluted share) for the similar period of 2000. Net income for the six months ended June 30, 2001 decreased 45.1% to $7,226,000 ($.74 per diluted share) from $13,162,000 ($1.32 per diluted share) for the same period of 2000. The decrease in net income resulted primarily from the higher selling, general and administrative expenses discussed above and reduced contribution from substantially all Lawson operations, offset by the gains in net sales from IPD/Kent noted above. Per share net income for 2001 and 2000 was positively impacted by the Company's share repurchase program.

The Company used $12,719,000 of cash in operations for the six months ended June 30, 2001 compared to cash provided from operations of $8,124,000 in the similar period of the prior year. This decline was due primarily to the decrease in net income noted above, increases in accounts receivable, inventories and other current assets largely associated with the acquisition of IPD and Kent. Additions to property, plant and equipment were $3,755,000 and $1,764,000, respectively, for the six months ended June 30, 2001 and 2000. Capital expenditures during 2001 primarily reflect purchases of computer related and warehouse equipment and building improvements, while 2000 additions to property, plant and equipment primarily reflect purchases of computer related equipment.

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

During the first six months of 2001, the Company purchased 1,647 shares of its common stock for approximately $46,000. These shares were acquired pursuant to the 1999 Board authorization to purchase up to 500,000 shares. In the first six months of 2000, the Company purchased 453,700 shares of its common stock for approximately $10,752,000. Of these purchases, 365,100 shares were acquired pursuant to the 1999 Board authorization described above and 88,600 shares represented the remaining shares authorized for purchase under the 1998 Board authorization to purchase up to 500,000 shares. All shares purchased as of June 30, 2001 have been retired. Funds to purchase these shares were provided by investments and cash flows from operations.

Current investments, cash flows from operations and the new $50,000,000 unsecured line of credit are expected to be sufficient to finance the Company's future growth, cash dividends and capital expenditures.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk at June 30, 2001 from that reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                                     PART II

                                OTHER INFORMATION

Items 1, 2, 3 and 5 are inapplicable and have been omitted from this report.

Item 4.  Submission of Matters to a Vote of Security Holders.

         (a) The annual meeting of stockholders of Lawson Products, Inc. was held on May 15, 2001.

         (b)  Not applicable.

         (c) Set forth below is the tabulation of the votes on each nominee for election as a director:

                                              For                   Withheld
                                                                    Authority

             Bernard Kalish                   9,217,688             220,148
             Sidney L. Port                   9,134,507             303,329
             Robert J. Washlow                9,225,400             212,436

         (d)  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      10       Amended Stock Performance Plan

                  15 Letter from Ernst & Young LLP Regarding Unaudited Interim Financial Information

         (b) The registrant filed an Item 5 and Item 7 Current Report on Form 8-K on April 10, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            LAWSON PRODUCTS, INC.
                                            (Registrant)

Dated July 17, 2001                         /s/    Robert J. Washlow
      -------------                            ---------------------------------
                                                   Robert J. Washlow
                                                   Chairman of the Board

Dated July 17, 2001                         /s/    Joseph L. Pawlick
      -------------                            ---------------------------------
                                                   Joseph L. Pawlick
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)