Form 10-K/A
period 2000-12-31
LAWSON PRODUCTS INC/NEW/DE/
filed 2001-08-30
CIK 703604

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

Proxy Statement for Annual Meeting of Stockholders to be held on May 15, 2001
           Part III

EXPLANATORY NOTE: This Amendment No. 1 on Form 10-K/A amends Part II, Item 8, "Financial Statements and Supplementary Data" to include segment reporting in Lawson Products, Inc.'s consolidated financial statements. See Note N to the consolidated financial statements.

                                     PART II

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

                                                     /s/Ernst & Young LLP

Chicago, Illinois
February 23, 2001


                              LAWSON PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                       DECEMBER 31,
                                                                       -----------------------------------------
                                                                              2000                    1999
                                                                              ----                    ----
ASSETS
Current assets:
    Cash and cash equivalents                                          $       7,911,710       $      11,974,611
    Marketable securities                                                     29,972,654              12,282,229
    Accounts receivable, less allowance for doubtful accounts
      (2000-$1,658,585; 1999-$1,601,649)                                      40,823,141              41,108,121
    Inventories                                                               55,228,380              55,484,532
    Miscellaneous receivables                                                  2,696,986               2,835,685
    Prepaid expenses                                                           6,658,687               5,193,621
    Deferred income taxes                                                      1,857,000               1,389,000
                                                                       -----------------       -----------------

                  Total Current Assets                                       145,148,558             130,267,799
                                                                       -----------------       -----------------

Property, plant and equipment, at cost, less allowances for
  depreciation and amortization
  (2000-$41,571,230; 1999-$36,479,611)                                        39,404,599              41,988,652
                                                                       -----------------       -----------------

Other assets:
    Marketable securities                                                        400,832               4,694,776
    Investments in real estate                                                   705,000               4,107,664
    Cash value of life insurance                                              15,795,812              14,760,461
    Deferred income taxes                                                      9,212,000               8,784,000
    Goodwill, less accumulated amortization
      (2000-$304,632; 1999-$124,533)                                           2,431,347               3,611,447
    Other                                                                      9,623,318               7,776,078
                                                                       -----------------       -----------------
                                                                              38,168,309              43,734,426
                                                                       -----------------       -----------------

                                                                       $     222,721,466       $     215,990,877
                                                                       =================       =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                   $       6,730,250       $       8,248,929
    Accrued expenses and other liabilities                                    24,517,530              25,844,991
    Income taxes                                                               2,614,768               4,331,935
                                                                       -----------------       -----------------

                  Total Current Liabilities                                   33,862,548              38,425,855
                                                                       -----------------       -----------------

Non-current liabilities and deferred credits:
    Accrued liability under security bonus plans                              17,968,018              16,494,190
    Deferred compensation and other liabilities                               10,978,435              11,030,843
                                                                       -----------------       -----------------

                                                                              28,946,453              27,525,033
                                                                       -----------------       -----------------

Stockholders' equity:
    Preferred Stock, $1 par value:
       Authorized-500,000 shares;
       Issued and outstanding-None                                              --                      --
    Common Stock, $1 par value:
       Authorized-35,000,000 shares;
       Issued-2000-9,706,404 shares; 1999-10,203,922 shares                    9,706,404              10,203,922
    Capital in excess of par value                                               761,725                 717,004
Retained earnings                                                            151,065,840             140,200,567
                                                                       -----------------       -----------------
                                                                             161,533,969             151,121,493

Foreign currency translation adjustment                                       (1,621,504)             (1,053,504)
Unrealized (loss) gain on marketable securities                                 --                       (28,000)
                                                                       -----------------       -------------------
Accumulated other comprehensive income                                        (1,621,504)             (1,081,504)
                                                                       -----------------       -------------------

                                                                             159,912,465             150,039,989
                                                                       -----------------       -----------------

                                                                       $     222,721,466       $     215,990,877
                                                                       =================       =================

                 See notes to consolidated financial statements



                              LAWSON PRODUCTS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                        YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------------------------
                                                              2000               1999                 1998
                                                       ----------------    ---------------       ---------------

Net sales                                              $    348,967,486    $   328,987,099       $   301,831,128
Cost of goods sold                                          117,256,150        109,370,225            99,686,906
                                                       ----------------    ---------------       ---------------
Gross profit                                                231,711,336        219,616,874           202,144,222

Selling, general and administrative expenses                188,468,661        178,210,549           167,608,758
Special charges                                                      --          2,932,365             2,621,124
Provision for doubtful accounts                               1,419,120          1,065,811               983,367
                                                       ----------------    ---------------       ---------------
                  Operating Income                           41,823,555         37,408,149            30,930,973
                                                       ----------------    ---------------       ---------------
Interest and dividend income                                  1,072,730          1,312,312             1,458,548
Interest expense                                                 (7,959)            (7,351)              (47,957)
Gain from sale of partnership interest                        3,502,336                 --                    --
Other income - net                                            1,175,011          1,556,871             1,248,665
                                                       ----------------    ---------------       ---------------
                                                              5,742,118          2,861,832             2,659,256

                                                       ----------------    ---------------       ---------------
                  Income Before Income Taxes                 47,565,673         40,269,981            33,590,229
                                                       ----------------    ---------------       ---------------

Federal and state income taxes (benefit):
     Current                                                 20,012,000         18,275,000            16,034,000
     Deferred                                                  (582,000)        (1,933,000)          (1,918,000)
                                                       ----------------    ---------------       ---------------
                                                             19,430,000         16,342,000            14,116,000
                                                       ----------------    ---------------       ---------------
                  Net Income                           $     28,135,673    $    23,927,981       $   19,474,229
                                                       ================    ===============       ==============

Net Income Per share of Common Stock
                  Basic                                $           2.85    $          2.29       $          1.77
                                                       ================    ===============       ===============
                  Diluted                              $           2.85    $          2.29       $          1.76
                                                       ================    ===============       ===============

                                       See notes to consolidated financial statements


                                                    LAWSON PRODUCTS, INC.
                                                 CONSOLIDATED STATEMENTS OF
                                               CHANGES IN STOCKHOLDERS' EQUITY

                                                  COMMON          CAPITAL                          ACCUMULATED
                                                  STOCK,       IN EXCESS OF                           OTHER
                                                  $1 PAR            PAR           RETAINED        COMPREHENSIVE     COMPREHENSIVE
                                                    VALUE            VALUE         EARNINGS           INCOME           INCOME
                                              -------------    -----------    --------------    ---------------    ------------

Balance at January 1, 1998                    $  11,135,233    $   769,738    $  128,708,111    $      (687,695)   $           -

Net income                                                                        19,474,229                          19,474,229
Other comprehensive income, net of tax:
    Unrealized gain on marketable securities                                                            105,000          105,000
    Adjustment for foreign currency                                                                    (104,376)        (104,376)
    translation                                                                                                    --------------
Other comprehensive loss for the year                                                                                        624
                                                                                                                   -------------
Comprehensive income for the year                                                                                  $  19,474,853
                                                                                                                   =============
Cash dividends declared                                                           (6,130,363)
Stock issued under employee stock plans                 589         12,738
Purchase and retirement of common stock            (472,000)       (33,156)       (9,843,313)
                                              --------------   ------------   ---------------   ---------------
Balance at December 31, 1998                     10,663,822        749,320       132,208,664           (687,071)
                                              -------------    -----------    --------------    ----------------

Net income                                                                        23,927,981                       $  23,927,981
Other comprehensive income, net of tax:
    Unrealized loss on marketable securities                                                           (696,000)        (696,000)
    Adjustment for foreign currency                                                                     301,567          301,567
    translation                                                                                                    -------------
Other comprehensive loss for the year                                                                                   (394,433)
                                                                                                                   --------------
Comprehensive income for the year                                                                                    $23,533,548
                                                                                                                   =============
Cash dividends declared                                                           (5,908,594)
Purchase and retirement of common stock            (459,900)       (32,316)      (10,027,484)
                                              --------------   ------------   ---------------   ---------------
Balance at December 31, 1999                     10,203,922        717,004       140,200,567         (1,081,504)
                                              -------------    -----------    --------------    ----------------

Net income                                                                        28,135,673                       $  28,135,673
Other comprehensive income, net of tax:
    Unrealized gain on marketable securities                                                             28,000           28,000
    Adjustment for foreign currency                                                                    (568,000)        (568,000)
    translation                                                                                                    --------------
Other comprehensive loss for the year                                                                                   (540,000)
                                                                                                                   --------------
Comprehensive income for the year                                                                                  $  27,595,673
                                                                                                                   =============
Cash dividends declared                                                           (5,875,305)
Stock issued under employee stock plans               3,750         80,625
Purchase and retirement of common stock            (501,268)       (35,904)      (11,395,095)
                                              --------------   ------------   ---------------
Balance at December 31, 2000                  $   9,706,404    $   761,725    $  151,065,840    $    (1,621,504))
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
                                                       ================    ===============       ===============

                                         See notes to consolidated financial statements

                              LAWSON PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A-DESCRIPTION OF BUSINESS

Lawson Products, Inc. and subsidiaries principally are distributors of expendable parts and supplies for maintenance, repair and operation of equipment. The Company has seven operating units with which it conducts its business; however these operating units have been aggegrated into three reportable segments. See Note N for details of the Company's reportable segments


NOTE B-SUMMARY OF MAJOR ACCOUNTING POLICIES

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

NOTE E-MARKETABLE SECURITIES

The following is a summary of the Company's investments at December 31 which are all classified as available-for-sale:


(IN THOUSANDS)                                                 GROSS                GROSS
                                                            UNREALIZED           UNREALIZED           ESTIMATED
2000                                        COST               GAINS               LOSSES            FAIR VALUE
------------------------------------ --------------      -----------         ------------         --------------

Obligations of states and
  political subdivisions                 $    3,454           $     5               $   5            $   3,454
Foreign government securities                 7,797                 -                   -                7,797
Other debt securities                        19,122                 -                   -               19,122
                                         ----------           -------               -----            ---------
Total debt securities                    $   30,373           $     5               $   5            $  30,373
                                         ==========           =======               =====            =========


1999

------------------------------------
Obligations of states and                $   10,268           $     1               $  44            $  10,225
  political subdivisions
Foreign government securities                 6,724                 -                   -                6,724
Other debt securities                            28                 -                   -                   28
                                         ----------           -------               -----            ---------
Total debt securities                    $   17,020           $     1               $  44            $  16,977
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


                                                                                                    ESTIMATED
(IN THOUSANDS)                                                                  COST               FAIR VALUE
----------------------------------------------------------------------      ------------         -------------
Due in one year or less                                                     $     29,970         $      29,973
Due after one year through five years                                                403                   400
                                                                            ------------         -------------
Total debt securities                                                       $     30,373         $      30,373
                                                                            ============         =============

NOTE F-PROPERTY, PLANT AND EQUIPMENT

The cost of property, plant and equipment consists of:


                                                                              2000                    1999
                                                                       -----------------       -----------------

Land                                                                   $       6,649,440       $       6,683,222
Buildings and improvements                                                    39,145,917              38,863,186
Machinery and equipment                                                       28,955,498              27,363,448
Furniture and fixtures                                                         5,231,947               5,293,762
Vehicles                                                                         217,345                 260,895
Construction in Progress                                                         775,682                   3,750
                                                                       -----------------       -----------------
                                                                       $      80,975,829       $      78,468,263
                                                                       =================       =================

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
0
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


                                                                              2000                    1999
                                                                       -----------------       -----------------
Deferred Tax Assets:
Compensation and benefits                                              $      12,257,000       $      12,327,000
Inventory                                                                      1,847,000               1,237,000
Net operating loss carryforwards of subsidiary                                 4,718,000               4,169,000
Accounts receivable                                                              519,000                 486,000
Other                                                                            873,000                 583,000
                                                                       -----------------       -----------------
Total Deferred Tax Assets                                                     20,214,000              18,802,000
Valuation allowance for deferred tax assets                                   (4,718,000)             (4,169,000)
                                                                       ----------------------  -----------------
Net Deferred Tax Assets                                                       15,496,000              14,633,000
                                                                       -----------------       -----------------

Deferred Tax Liabilities:
Property, plant & equipment                                                      883,000               1,060,000
Investment(s) in real estate                                                   1,949,000               3,063,000
Other                                                                          1,595,000                 337,000
                                                                       -----------------       -----------------
Total Deferred Tax Liabilities                                                 4,427,000               4,460,000
                                                                       -----------------       -----------------
Total Net Deferred Tax Assets                                          $      11,069,000       $      10,173,000
                                                                       =================       =================


Net deferred tax assets include the tax impact of items in comprehensive income of $873,000 and $583,000 at December 31, 2000 and 1999, respectively.

Income before income taxes for the years ended December 31, consisted of the following:

                          2000                 1999                  1998
                   ------------------   ------------------    -----------------
United States      $      49,259,320    $      41,494,677     $      36,288,309
Foreign                   (1,693,647)          (1,224,696)           (2,698,080)
                   ------------------   ------------------    ------------------
                   $      47,565,673    $      40,269,981     $      33,590,229
                   =================    =================     =================
The provisions for income taxes for the years ended December 31, consisted of the following:

                          2000                1999                   1998
                   ----------------     ----------------      ----------------
Current:
   Federal         $    16,945,000      $     15,187,000      $     13,136,000
   State                 3,067,000             3,088,000             2,898,000
                   ---------------      ----------------      ----------------
                        20,012,000            18,275,000            16,034,000
Deferred benefit          (582,000)           (1,933,000)           (1,918,000)
                   ---------------      ----------------      -----------------
                   $    19,430,000      $     16,342,000      $     14,116,000
                   ===============      ================      ================

The reconciliation between the effective income tax rate and the statutory federal rate is as follows:

                                               2000         1999        1998
                                               ----         ----        ----

Statutory federal rate                         35.0%        35.0%       35.0%
Increase (decrease) resulting from:
     State income taxes, net of federal
       income tax benefit                       4.2          5.0         5.6
     Foreign losses                             1.5          1.5         2.7
     Other items, net                            .1          (.9)       (1.3)
                                               ----         -----       -----
Provision for income taxes                     40.8%        40.6%       42.0%
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

NOTE M - INCOME PER SHARE

The computation of basic and diluted income per share consisted of the following:


                                                                             YEAR ENDED DECEMBER 31
(In thousands, except per share data)                             2000                 1999                1998
                                                           ----------------     ----------------    -----------
NUMERATOR:
Net income                                                 $         28,136     $         23,928    $         19,474
                                                           ================     ================    ================
DENOMINATOR:
Denominator for basic income per share -
  Weighted average shares                                             9,860               10,444              11,024
Effect of dilutive securities:
  Stock option plans                                                     14                    2                  18
                                                           ----------------     ----------------    ----------------
Denominator for diluted income per share -
  Adjusted weighted average shares                                    9,874               10,446              11,042
                                                           ================     ================    ================
Basic income per share                                     $          2.85      $          2.29     $          1.77
                                                           ===============      ===============     ===============
Diluted income per share                                   $          2.85      $          2.29     $          1.76
                                                           ===============      ===============     ===============

NOTE N - SEGMENT REPORTING

The Company has three reportable segments: Maintenance, Repair and Replacement
(MRO) distribution, OEM distribution and manufacturing (OEM), and international distribution. The operations of the Company's MRO distribution segment sells and distributes a wide range of MRO parts and supplies to repair and maintenance organizations utilizing the Company's force of independent sales agents.

The Company's OEM distribution and manufacturing segment manufactures, sells and distributes component parts to OEM manufacturers through a network of independent sales agents as well as internal sales employees.

The international distribution segment consists of the Company's sales and distribution businesses in Canada, Mexico, and the United Kingdom of principally MRO parts and supplies utilizing independent sales agents and internal sales employees.

The Company's reportable segments are distinguished by the nature of products distributed and sold, types of customers, and geographic location.

The Company evaluates performance and allocates resources to reportable segments primarily based on operating income. The accounting policies of the reportable segments are the same as those described in the summary of significant policies except that the Company records its federal and state deferred tax assets and liabilities at corporate. Intersegment sales are not significant.

Financial information for the Company's reportable segments consisted of the following:


                                                           Year Ended December 31,
                                         ------------------------------------------------------------
In thousands                                      2000                1999                1998
-----------------------------------------------------------------------------------------------------
Net sales
       MRO distribution                   $    283,969,540    $    274,040,132    $    258,761,427


       OEM distribution                         52,001,028          42,435,187          31,345,433
       International distribution               12,996,918          12,511,780          11,724,268
                                         ------------------------------------------------------------
          Consolidated total              $    348,967,486    $    328,987,099    $    301,831,128
                                         ------------------------------------------------------------
Operating income (loss)
       MRO distribution                   $     39,336,157    $     35,084,960    $     30,813,851
       OEM distribution                          4,052,210           3,465,508           2,788,260
       International distribution               (1,564,812)         (1,142,319)         (2,671,138)
                                         ------------------------------------------------------------
          Consolidated total              $     41,823,555    $     37,408,149    $     30,930,973
                                         ------------------------------------------------------------
Capital expenditures
       MRO distribution                   $      2,761,755    $      5,681,211    $      4,415,899
       OEM distribution                            570,225             520,536             766,878
       International distribution                   60,478             260,601             194,883
                                         ------------------------------------------------------------
          Consolidated total              $      3,392,458    $      6,462,348    $      5,377,660
                                         ------------------------------------------------------------
Depreciation and amortization
       MRO distribution                   $      5,176,344    $      5,074,905    $      4,140,872
       OEM distribution
                                                 1,130,394           1,011,618             931,181
       International distribution                  356,925             440,936             426,332
                                         ------------------------------------------------------------
          Consolidated total              $      6,663,663    $      6,527,459    $      5,498,385
                                         ------------------------------------------------------------
Total assets
       MRO distribution                   $    160,169,065    $    155,376,398    $    152,127,066
       OEM distribution                         32,181,862          32,763,599          19,717,369
       International distribution               19,301,539          17,677,880          19,134,855
                                         ------------------------------------------------------------
          Segment total                        211,652,466         205,817,877         190,979,290
       Corporate                                11,069,000          10,173,000           8,003,000
                                         ------------------------------------------------------------
          Consolidated total              $    222,721,466    $    215,990,877    $    198,982,290
                                         ------------------------------------------------------------


The reconciliation of segment profit to consolidated income before income taxes consisted of the following:


                                                                  Year Ended December 31,
                                                   -------------------------------------------------------
In thousands                                              2000                1999              1998
----------------------------------------------------------------------------------------------------------
Total operating income
       for reportable segments                     $41,823,555           $37,408,149       $30,930,973
Interest and dividend income                         1,072,730             1,312,312         1,458,548
Interest expense                                        (7,959)               (7,351)          (47,957)
Gain from sale of partnership interest               3,502,336                  ---                ---
Other - net                                          1,175,011             1,556,871         1,248,665
                                                   -------------------------------------------------------
       Income before income taxes                  $47,565,673           $40,269,981       $33,590,229


Financial information related to the Company's operations by geographic area consisted of the following:


                                                                  Year Ended December 31,
                                                   -------------------------------------------------------
In thousands                                              2000                1999              1998
----------------------------------------------------------------------------------------------------------
Net sales
       United States                               $335,970,568          $316,475,319      $290,106,860
       Canada                                         7,980,367             7,154,424         6,515,734
       Other foreign countries                        5,016,551             5,357,356         5,208,534
                                                   -------------------------------------------------------
          Consolidated total                       $348,967,486          $328,987,099      $301,831,128


                                                                          Year Ended December 31,
                                                   -------------------------------------------------------
In thousands                                              2000                1999              1998
----------------------------------------------------------------------------------------------------------
Long-lived assets
       United States                               $ 39,155,963         $  42,509,070     $  38,253,420
       Canada                                         2,154,539             2,312,377         2,273,121
       Other foreign countries                          525,444               778,652           828,518
                                                   -------------------------------------------------------
          Consolidated total                       $ 41,835,946         $  45,600,099     $  41,355,059


Net sales are attributed to countries based on the location of customers. Long-lived assets consist of total property, plant and equipment and intangible assets such as goodwill.

NOTE O - SUMMARY OF UNAUDITED QUARTERLY RESULTS OF OPERATIONS

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


NOTE P - SUBSEQUENT EVENT

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

                                                                     SCHEDULE II


                     LAWSON PRODUCTS, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                                                BALANCE AT         CHARGED TO
                                               BEGINNING OF        COSTS AND       DEDUCTIONS-        BALANCE AT END
                     DESCRIPTION                   PERIOD           EXPENSES       DESCRIBE(A)           OF PERIOD
                     -----------                   ------           --------       -----------           ---------

Allowance deducted from assets to which it applies:
    Allowance for doubtful accounts:

Year ended December 31, 2000                       $1,601,649          $1,419,120      $1,362,184             $1,658,585
Year ended December 31, 1999                        1,450,067           1,065,811         914,229              1,601,649
Year ended December 31, 1998                        1,423,902             983,367         957,202              1,450,067

Note A - Uncollected receivables written off, net of recoveries.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      (3)      Exhibits.
                  --------

         23         Consent of Ernst & Young LLP.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             LAWSON PRODUCTS, INC.

Date:  August 29, 2001                       By: /s/ Robert J. Washlow
                                                 -------------------------------
                                                Robert J. Washlow, Chairman of
                                                the Board and Chief Executive
                                                Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below this 29th day of August, 2001, by the following persons on behalf of the registrant and in the capacities indicated.

               SIGNATURE                                    TITLE
 /s/ Robert J. Washlow                   Chairman of the Board, Chief Executive
------------------------------------     Officer and Director
Robert J. Washlow                        (principal executive officer)

/s/ Joseph L. Pawlick                    Chief Financial Officer
------------------------------------     (principal financial officer)
Joseph L. Pawlick

/s/ Victor G. Galvez                     Controller
------------------------------------     (principal accounting officer)
Victor G. Galvez

/s/ Jerome Shaffer                       Vice President, Treasurer and Director
------------------------------------
Jerome Shaffer

/s/ James T. Brophy                      Director
------------------------------------
James T. Brophy

/s/ Bernard Kalish                       Director
------------------------------------
Bernard Kalish

/s/ Robert M. Melzer                     Director
------------------------------------
Robert M. Melzer

/s/ Ronald B. Port                       Director
------------------------------------
Ronald B. Port

/s/ Sidney L. Port                       Director
------------------------------------
Sidney L. Port

/s/ Robert G. Rettig                     Director
------------------------------------
Robert G. Rettig

/s/ Mitchell H. Saranow                  Director
------------------------------------
Mitchell H. Saranow

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                   DESCRIPTION OF EXHIBIT
-------                                  ----------------------
23                                      Consent of Ernst & Young LLP.