Form 10-Q/A
period 2001-03-30
LAWSON PRODUCTS INC/NEW/DE/
filed 2001-08-30
CIK 703604

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                       ----------------------------------

                                   FORM 10-Q/A

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

EXPLANATORY NOTE: This Amendment No. 1 on Form 10-Q/A amends Part I, Item 1, "Financial Statements" to include segment reporting in Lawson Products, Inc.'s condensed consolidated financial statements. See Note G to the condensed consolidated financial statements.


PART I                     FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                     LAWSON PRODUCTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)                                  March 31,            December 31,
                                                                             2001                  2000
                                                                        --------------------   -----------------
                                                                             (unaudited)
ASSETS
Current Assets:
    Cash and cash equivalents                                           $            2,643     $           7,912
    Marketable securities                                                            8,907                29,973
  Accounts receivable, less allowance for
      doubtful accounts                                                             40,500                40,823
    Inventories (Note B)                                                            62,822                55,228
  Miscellaneous receivables and prepaid
      expenses                                                                       7,964                 9,356
    Deferred income taxes                                                            1,892                 1,857
                                                                        -------------------    -----------------
              Total Current Assets                                                 124,728               145,149

Marketable securities                                                                  ---                   401
Property, plant and equipment, less
  allowances for depreciation and
  amortization                                                                      40,168                39,405
Investments in real estate                                                             825                   705
Deferred income taxes                                                                9,760                 9,212
Goodwill, less accumulated amortization                                             30,929                 2,431
Other assets                                                                        28,016                25,418
                                                                        -------------------    -----------------
              Total Assets                                              $          234,426     $         222,721
                                                                        ===================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Revolving line of credit                                              $            7,000     $             ---
    Accounts payable                                                                13,520                 6,730
    Accrued expenses and other liabilities                                          18,330                24,518
    Income taxes                                                                     4,603                 2,615
                                                                        --------------------   -----------------
              Total Current Liabilities                                             43,453                33,863
                                                                        -------------------    -----------------

Accrued liability under security bonus plans                                        18,555                17,968
Other                                                                               11,274                10,978
                                                                        -------------------    -----------------
                                                                                    29,829                28,946
                                                                        -------------------    -----------------
Stockholders' Equity:
   Preferred Stock, $1 par value:
       Authorized - 500,000 shares
       Issued and outstanding - None                                                   ---                   ---




   Common Stock, $1 par value:
       Authorized - 35,000,000 shares
       Issued and outstanding - (2001- 9,711,804 shares; 2000 -
       9,706,404 shares)                                                             9,712                 9,706

     Capital in excess of par value                                                    878                   762

     Retained earnings                                                             152,750               151,066

     Accumulated other comprehensive income                                         (2,196)               (1,622)
                                                                        --------------------   -------------------
              Total Stockholders' Equity                                           161,144               159,912
                                                                        -------------------    -----------------
              Total Liabilities and Stockholders'                       $          234,426     $         222,721
                                                                        ===================    =================
                Equity

See notes to condensed consolidated financial statements.



                     LAWSON PRODUCTS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

(Amounts in thousands, except per share data)

                                                                                      For the
                                                                               Three Months Ended
                                                                                      March 31,
                                                                                2001              2000
                                                                             ---------------   ---------------

Net sales                                                                    $        83,650   $        86,280
Cost of goods sold (Note B)                                                           29,937            29,946
                                                                             ---------------   ---------------
ross Profit
                                                                                      53,713            56,334

Selling, general and administrative expenses                                          48,631            45,992
                                                                             ---------------   ---------------
Operating income                                                                       5,082            10,342

Investment and other income                                                              743               566
                                                                             ---------------   ---------------

Income before income taxes                                                             5,825            10,908

Provision for income taxes                                                             2,587             4,463
                                                                             ---------------   ---------------

Net income                                                                   $         3,238   $         6,445
                                                                             ===============   ===============

Net income per share of common stock:
         Basic                                                               $          0.33   $          0.64
                                                                             ===============   ===============

         Diluted                                                             $          0.33   $          0.64
                                                                             ===============   ===============

Cash dividends declared per share of common stock                            $          0.16   $          0.15
                                                                             ===============   ===============

Weighted average shares outstanding:
         Basic                                                                         9,710            10,093
                                                                             ===============   ===============

         Diluted                                                                       9,730            10,098
                                                                             ===============   ===============



See notes to condensed consolidated financial statements.



                     LAWSON PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

(Amounts in thousands)

                                                                                      For the
                                                                               Three Months Ended
                                                                                      March 31,
                                                                                 2001               2000
                                                                             ----------------   -------------
Operating activities:
  Net income                                                                 $        3,238     $       6,445
  Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                1,764             1,560
         Changes in operating assets and liabilities                                 (7,077)              (37)
         Other                                                                          222               553
                                                                             --------------     -------------

         Net Cash Provided by (Used in) Operating Activities                         (1,853)            8,521
                                                                              --------------     -------------

Investing activities:
  Additions to property, plant and equipment                                         (2,191)             (871)
  Purchases of marketable securities                                                 (7,257)          (14,460)
  Proceeds from sale of marketable securities                                        28,735            14,298
  Acquisition of IPD and Kent Automotive                                            (28,369)              ---
                                                                             --------------     -------------

  Net Cash Used in Investing Activities                                              (9,082)           (1,033)
                                                                             --------------     -------------

Financing activities:
  Purchases of treasury stock                                                           ---            (4,404)
  Proceeds from revolving line of credit                                              7,000               ---
  Dividends paid                                                                     (1,456)           (1,532)
  Other                                                                                 122               ---
                                                                             --------------     -------------


  Net Cash Provided by (Used in) Financing Activities
                                                                                      5,666            (5,936)

         Increase (Decrease) in Cash and Cash
         Equivalents                                                                 (5,269)            1,552

  Cash and Cash Equivalents at Beginning of
    Period                                                                            7,912            11,975
                                                                             --------------     -------------

         Cash and Cash Equivalents at End of Period                          $        2,643     $      13,527
                                                                             ===============    ================



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

C) Total comprehensive income and its components, net of related tax, for the first quarter of 2001 and 2000 are as follows (in thousands):

                                                              2001        2000
                                                              ----        ----
Net income                                                   $3,238     $6,445
Unrealized losses on securities                                 ---         (4)
Foreign currency translation
  adjustments                                                  (574)      (119)
                                                             -------------------
Comprehensive income                                         $2,664     $6,322
                                                             ==================

The components of accumulated other comprehensive income, net of related tax, at March 31, 2001 and December 31, 2000 are as follows (in thousands):
                                                              2001       2000
                                                              ----       ----
Foreign currency translation
  adjustments                                               $(2,196)   $(1,622)
                                                            --------------------
Accumulated other
  comprehensive income                                      $(2,196)   $(1,622)
                                                            ====================

D) Earnings per Share

The calculation of dilutive weighted average shares outstanding at March 31, 2001 and 2000 are as follows (in thousands):

                                                       2001         2000
                                                       ----         ----
  Basic weighted average shares
    outstanding                                       9,710       10,093
 Dilutive impact of options
    outstanding                                          20            5
                                                      ------------------
  Dilutive weighted average
    shares outstanding                                9,730       10,098
                                                      ==================

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

G) Segment Reporting

The Company has three reportable segments: Maintenance, Repair and Replacement
(MRO) distribution, OEM distribution and manufacturing (OEM), and international distribution.

Financial information for the Company's reportable segments consisted of the following:

                                                 Three Months Ended March 31,
                                          --------------------------------------
In thousands                                    2001                   2000
--------------------------------------------------------------------------------
Net sales
       MRO distribution                   $      67,171       $      69,167
       OEM distribution                          13,296              13,860
       International distribution                 3,183               3,253
                                          --------------------------------------
          Consolidated total              $      83,650       $      86,280
                                          --------------------------------------
Operating income
       MRO distribution                   $       4,941       $       9,541
       OEM distribution                             604               1,004
       International distribution                  (463)               (203)
                                          --------------------------------------
          Consolidated total              $       5,082       $      10,342
                                          --------------------------------------

The reconciliation of segment profit to consolidated income before income taxes consisted of the following:

                                                 Three Months Ended March 31,
                                          --------------------------------------
In thousands                                    2001                   2000
--------------------------------------------------------------------------------
       Total operating income from
          reportable segments             $       5,082       $      10,342
       Investment and other income                  743                 566
                                          --------------------------------------
          Income before income taxes      $       5,825       $      10,908
                                          --------------------------------------

Asset information related to the Company's reportable segments consisted of the following:

In thousands                              March 31, 2001       December 31,2000
--------------------------------------------------------------------------------
Total assets
       MRO distribution                   $      171,495       $     160,169
       OEM distribution                           32,057              32,182
       International distribution                 19,222              19,301
                                          --------------------------------------
          Total for reportable segments          222,774             211,652
       Corporate                                  11,652              11,069
                                          --------------------------------------
          Consolidated total              $      234,426       $     222,721
                                          --------------------------------------

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


                                   /S/ ERNST & YOUNG LLP

April 16, 2001

                                     Part II

                                OTHER INFORMATION
                                -----------------

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


                                          LAWSON PRODUCTS, INC.
                                              (Registrant)



Dated August 29, 2001                           /s/ Robert J. Washlow
     -----------------                          -------------------------------
                                                Robert J. Washlow
                                                Chairman of the Board
                                                (principal executive officer)



Dated August 29, 2001                           /s/ Joseph L. Pawlick
     ----------------                           -------------------------------
                                                Joseph L. Pawlick
                                                Chief Financial Officer
                                                (principal financial officer)