Form 10-Q
period 2001-09-30
LAWSON PRODUCTS INC/NEW/DE/
filed 2001-11-05
CIK 703604

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                     --------------------------------------

                                    FORM 10-Q

                  Quarterly Report under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                     --------------------------------------

For quarterly period ended September 30, 2001        Commission file no. 0-10546
                           ------------------                            -------

                              LAWSON PRODUCTS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                    36-2229304
-------------------------------------------------    ---------------------------
(State or other jurisdiction of incorporation or         (I.R.S. Employer
                   organization)                         Identification No.)

1666 East Touhy Avenue, Des Plaines, Illinois                   60018
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone no., including area code:  (847) 827-9666
                                                  --------------

                                 Not applicable
--------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                          if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 9,636,207 Shares, $1 par value, as of October 16, 2001.

                         PART I - FINANCIAL INFORMATION

ITEM 1            FINANCIAL STATEMENTS


                     LAWSON PRODUCTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)                                             September 30,   December 31,
                                                                                           2001             2000
                                                                                     -------------    ----------
                                                                                       (unaudited)
ASSETS
------
Current Assets:
    Cash and cash equivalents                                                        $       4,960    $     7,912
    Marketable securities                                                                    6,246         29,973
    Accounts receivable, less allowance for doubtful accounts                               50,261         40,823
    Inventories (Note B)                                                                    64,455         55,228
    Miscellaneous receivables and prepaid expenses                                          12,181          9,356
    Deferred income taxes                                                                    1,961          1,857
                                                                                     -------------    -----------
              Total Current Assets                                                         140,064        145,149

Marketable securities                                                                       -----             401
Property, plant and equipment, less allowances for depreciation and amortization            39,232         39,405
Investments in real estate                                                                     965            705
Deferred income taxes                                                                       10,020          9,212
Goodwill, less accumulated amortization                                                     30,121          2,431
Other assets                                                                                27,640         25,418
                                                                                     -------------     ----------
              Total Assets                                                           $     248,042     $  222,721
                                                                                     =============     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
    Revolving line of credit                                                         $       4,000   $      ---
    Accounts payable                                                                         8,065          6,730
    Accrued expenses and other liabilities                                                  21,153         24,518
    Income taxes                                                                             2,975          2,615
                                                                                     -------------     ----------
              Total Current Liabilities                                                     36,193         33,863
                                                                                     -------------     ----------

   Accrued liability under security bonus plans                                             19,175         17,968
   Revolving line of credit                                                                 17,400           ---
   Other                                                                                    11,747         10,978
                                                                                     -------------     ----------
                                                                                            48,322         28,946
                                                                                     ------------      ----------
Stockholders' Equity:
   Preferred Stock, $1 par value:
    Authorized - 500,000 shares
    Issued and outstanding - None                                                           -                -
   Common Stock, $1 par value:
    Authorized - 35,000,000 shares
    Issued and outstanding-(2001-9,640,707 shares; 2000-9,706,404 shares)                    9,641          9,706

   Capital in excess of par value                                                              914            762

   Retained earnings                                                                       155,100        151,066

   Accumulated other comprehensive income                                                  (2,128)        (1,622)
                                                                                     -------------     ----------
              Total Stockholders' Equity                                                   163,527        159,912
                                                                                     -------------     ----------
              Total Liabilities and Stockholders' Equity                             $     248,042     $  222,721
                                                                                     =============     ==========
See notes to condensed consolidated financial statements.



                     LAWSON PRODUCTS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)


(Amounts in thousands, except per share data)

                                                                    For the                         For the
                                                               Three Months Ended              Nine Months Ended
                                                                 September 30,                   September 30,
                                                              2001            2000            2001            2000
                                                         -------------   -------------   -------------   -------------

Net sales                                                $     100,000   $      88,064    $    282,630    $    263,976
                                                                35,256          30,094          99,081          90,498
                                                         -------------   -------------   -------------   -------------
Gross Profit                                                    64,744          57,970         183,549         173,478

Selling, general and administrative expenses                    58,939          47,732         165,784         142,056
                                                         -------------   -------------   -------------   -------------
Operating income                                                 5,805          10,238          17,765          31,422

Investment and other income                                        297             499           1,343           1,606
                                                                   264               1             518               4
                                                         -------------   -------------   -------------   -------------

Income before income taxes                                       5,838          10,736          18,590          33,024

Provision for income taxes                                       2,525           4,358           8,051          13,485
                                                         -------------   -------------   -------------   -------------

Net income                                               $       3,313   $       6,378   $      10,539   $      19,539
                                                         =============   =============   =============   =============

Net income per share of common stock:

         Basic                                           $        0.34   $        0.66   $        1.09   $        1.97
                                                         =============   =============   =============   =============

         Diluted                                         $        0.34   $        0.65   $        1.08   $        1.97
                                                         =============   =============   =============   =============

Cash dividends declared per share of common stock        $        0.16   $        0.15   $        0.48   $        0.45
                                                         =============   =============   =============   =============

Weighted average shares outstanding:

         Basic                                                   9,686           9,718           9,700           9,906
                                                         =============   =============   =============   =============

         Diluted                                                 9,715           9,737           9,726           9,917
                                                         =============   =============   =============   =============



See notes to condensed consolidated financial statements.



                     LAWSON PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


(Amounts in thousands)

                                                                                                  For the
                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                             2001            2000
                                                                                       -------------   ----------
Operating activities:
  Net income                                                                           $     10,539    $     19,539
  Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                        5,935           4,646
         Changes in operating assets and liabilities                                        (20,418)         (7,730)
         Other                                                                                1,417             625
                                                                                       ------------    ------------

  Net Cash Provided by (Used in) Operating Activities                                        (2,527)         17,080
                                                                                       -------------   ------------

Investing activities:
  Additions to property, plant and equipment                                                 (4,141)         (2,223)
  Purchases of marketable securities                                                        (12,126)        (46,584)
  Proceeds from sale of marketable securities                                                36,265          51,012
  Acquisition of business                                                                   (35,591)            ---
  Other                                                                                         100              99
                                                                                       ------------    ------------

  Net Cash Provided by (Used in) Investing Activities                                       (15,493)          2,304
                                                                                       -------------   ------------

Financing activities:
  Purchases of treasury stock                                                                (1,935)        (11,932)

  Proceeds from revolving line of credit                                                       21,400           ---
  Dividends paid                                                                             (4,563)         (4,497)
  Other                                                                                         166              84
                                                                                       ------------    ------------

  Net Cash Provided by (Used in) Financing Activities                                        15,068         (16,345)
                                                                                       ------------    -------------

         Increase/(Decrease) in Cash and Cash Equivalents                                    (2,952)          3,039

  Cash and Cash Equivalents at Beginning of Period                                            7,912          11,975
                                                                                       ------------    ------------

         Cash and Cash Equivalents at End of Period                                    $      4,960    $     15,014
                                                                                       ============    ============



See notes to condensed consolidated financial statements.


         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS


A) As contemplated by the Securities and Exchange Commission, the accompanying consolidated financial statements and footnotes have been condensed and therefore, do not contain all disclosures required by generally accepted accounting principles. Reference should be made to Lawson Products, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 2000. The Condensed Consolidated Balance Sheet as of September 30, 2001, the Condensed Consolidated Statements of Income for the three and nine month periods ended September 30, 2001 and 2000 and the Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2001 and 2000 are unaudited. In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) have been made, which are necessary to present fairly the results of operations for the interim periods. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

B) Inventories (consisting of primarily finished goods) at September 30, 2001 and cost of goods sold for the three and nine month periods ended September 30, 2001 and 2000 were determined through the use of estimated gross profit rates. The difference between actual and estimated gross profit is adjusted in the fourth quarter. In 2000, this adjustment increased net income by approximately $1,349,000.

C) Total comprehensive income and its components, net of related tax, for the first three and nine months of 2001 and 2000 are as follows (in thousands):

                                                       Three months ended
                                                          September 30,
                                                          2001        2000
                                                          ----        ----

Net income                                              $3,313     $6,378
Unrealized gain on marketable securities                  ---           4
Foreign currency translation adjustments                  (310)      (174)
                                                        -----------------
Comprehensive income                                    $3,003     $6,208
                                                        =================

                                                          Nine months ended
                                                            September 30,
                                                           2001       2000
                                                           ----       ----

Net income                                              $10,539    $19,539
Unrealized gain on marketable securities                  ---           15
Foreign currency translation adjustments                   (506)      (612)
                                                        ------------------
Comprehensive income                                    $10,033    $18,942
                                                        ==================

The components of accumulated other comprehensive income, net of related tax, at September 30, 2001 and December 31, 2000 are as follows (in thousands):

                                                          2001      2000
                                                          ----      ----

Foreign currency translation adjustments                $(2,128)  $(1,622)
                                                        ------------------

Accumulated other comprehensive income                  $(2,128)  $(1,622)
                                                        ==================

D) Earnings per Share

The calculation of dilutive weighted average shares outstanding for the three and nine months ended September 30, 2001 and 2000 are as follows (in thousands):

                                                          Three months ended
                                                           September 30,
                                                           2001       2000
                                                           ----       ----
  Basic weighted average shares
    outstanding                                           9,686      9,718
 Dilutive impact of options
    outstanding                                              29         19
                                                          ----------------
  Dilutive weighted average
    shares outstanding                                    9,715      9,737
                                                           ================

                                                           Nine months ended
                                                             September 30,
                                                              2001    2000
                                                              ----    ----
  Basic weighted average shares
    outstanding                                            9,700      9,906
 Dilutive impact of options
    outstanding                                               26         11
                                                           ----------------
  Dilutive weighted average
    shares outstanding                                     9,726      9,917
                                                           ================

E) Revolving Line of Credit

In March 2001, the Company entered into a $50 million revolving line of credit. The revolving line of credit matures five years from the closing date and carries an interest rate of prime minus 150 basis points floating or LIBOR plus 75 basis points, at the Company's option. Interest is payable quarterly on prime borrowings and at the earlier of quarterly or maturity with respect to the LIBOR contracts. The line of credit contains certain financial covenants regarding interest coverage, minimum stockholders' equity and working capital, all of which the Company was in compliance with at September 30, 2001.

F) On March 30, 2001, the Company purchased certain assets of Premier Farnell's Cleveland based North American Industrial Products (IPD) and Kent Automotive
(Kent) Divisions for approximately $28.4 million plus approximately $8.0 million for related inventories. This all-cash transaction was accounted for as a purchase; accordingly, the accounts and transactions of the acquired business have been included in the consolidated financial statements since the date of acquisition. Under the agreement, the Company acquired the field sales, telephone sales and customer service professionals, the customer accounts, certain administrative executives, and use of various intellectual properties, including trademarks and trade names of the IPD and Kent divisions in certain territories. The assets acquired were recorded at estimated fair values as determined by the Company's management based on information currently available. Accordingly, the allocation of the purchase price is subject to revision. As the Company only acquired inventory and portions of the IPD and Kent businesses, the Company is unable to provide any meaningful pro forma information of prior period results.

G) Reclassification

In the fourth quarter of 2000, the Company adopted Emerging Issues Task Force
(EITF) No. 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF 00-10 requires companies to reflect all amounts billed to customers in sales transactions as part of net sales. As such, the Company has reclassified $2,640,000 and $7,931,000 of freight revenue to net sales from selling, general and administrative expenses for the third quarter and nine months ended September 30, 2000, respectively.

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

Financial information for the Company's reportable segments consisted of the following:



                                           Three Months Ended September 30,
                                        ---------------------------------------
In thousands                                   2001               2000
-------------------------------------------------------------------------------
Net sales
       MRO distribution                  $    80,920          $  72,107
       OEM distribution                       13,445             12,673
       International distribution              5,635              3,284
                                        ---------------------------------------
          Consolidated total             $   100,000          $  88,064
                                        ---------------------------------------
Operating income (loss)
       MRO distribution                  $     5,199          $   9,536
       OEM distribution                          565                952
       International distribution                 41              (250)
                                        ---------------------------------------
          Consolidated total             $     5,805          $  10,238
                                        ---------------------------------------

The reconciliation of segment profit to consolidated income before income taxes consisted of the following:

                                          Three Months Ended September 30,
                                        ---------------------------------------
In thousands                                   2001               2000
-------------------------------------------------------------------------------
       Total operating income from
          reportable segments            $     5,805          $  10,238
       Investment and other income               297                499
       Interest expense                         (264)                (1)
                                        ---------------------------------------
          Income before income taxes     $     5,838          $  10,736
                                        ---------------------------------------


                                           Nine Months Ended September 30,
                                        ---------------------------------------
In thousands                                   2001               2000
-------------------------------------------------------------------------------
Net sales
       MRO distribution                  $   228,703          $ 213,825
       OEM distribution                       39,311             40,228
       International distribution             14,616              9,923
                                        ---------------------------------------
          Consolidated total             $   282,630          $ 263,976
                                        ---------------------------------------
Operating income (loss)
       MRO distribution                  $    16,152          $  29,003
       OEM distribution                        1,821              3,101
       International distribution               (208)              (682)
                                        ---------------------------------------
          Consolidated total             $    17,765          $  31,422
                                        ---------------------------------------

The reconciliation of segment profit to consolidated income before income taxes consisted of the following:

                                           Nine Months Ended September 30,
                                        ---------------------------------------
In thousands                                   2001               2000
-------------------------------------------------------------------------------
       Total operating income from
          Reportable segments            $    17,765          $  31,422
       Investment and other income             1,343              1,606
       Interest expense                         (518)                (4)
                                        ---------------------------------------
       Income before income taxes         $   18,590          $  33,024
                                        ---------------------------------------

Asset information related to the Company's reportable segments consisted of the following:


In thousands                              September 30, 2001   December 31, 2000
--------------------------------------------------------------------------------
Total assets

       MRO distribution                   $  180,353          $ 160,169
       OEM distribution                       35,276             32,182
       International distribution             20,432             19,301
                                        ----------------------------------------
            Total for reportable segments    236,061            211,652
       Corporate                              11,981             11,069
                                        ----------------------------------------
          Consolidated total              $  248,042          $ 222,721
                                        ----------------------------------------

                     Independent Accountants' Review Report


Board of Directors and Stockholders
Lawson Products, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Lawson Products, Inc. and subsidiaries as of September 30, 2001 and the related condensed consolidated statements of income for the three month and nine month periods ended September 30, 2001 and 2000 and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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


                                                 /s/ ERNST & YOUNG LLP

October 16, 2001

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, contains certain forward-looking statements pertaining to the ability of the Company to finance future growth, cash dividends and capital expenditures, the ability to successfully integrate acquired businesses and certain other matters. These statements are subject to uncertainties and other factors which could cause actual events or results to vary materially from those anticipated. Lawson Products, Inc. ("Lawson" or the "Company") does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net sales for the three and nine-month periods ended September 30, 2001 increased 13.6% to $100,000,000 and 7.1% to $282,630,000, respectively, relative to the comparable periods of 2000. MRO distribution net sales increased by $8.8 million in the third quarter, driven by the sales of $14.3 million in IPD and Kent divisions which were acquired by the Company in March 2001. These sales gains more than offset reduced contributions of other MRO units. The $18.7 million increase in net sales year-to-date is attributable to the $27.3 million of sales generated by the Company's IPD and Kent acquisition. The other MRO operations of the Company were down due to fewer orders in the period.

Lawson's OEM distribution net sales were relatively flat for the quarter and year-to-date periods. The international segment increased net sales by $2.4 million and $4.7 million in the three months and nine months ended September 30, 2001, respectively. These increases were primarily due to increased sales in Canada due to the acquisition.

Gross profit was slightly lower as a percent of sales primarily due to the IPD and Kent acquisition, whose sales generally are at lower margins than the Company's traditional businesses. Selling, general and administrative expenses increased approximately $11 million to $58.9 million for the third quarter of 2001. The biggest cause of this increase was increased sales agent compensation on the increase in net sales as well as additional costs incurred for the IPD/Kent acquisition, including employee salaries and the amortization of goodwill.

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

Net income for the third quarter declined 48.1% to $3.3 million ($.34 per diluted share) from $6.4 million ($.65 per diluted share) for the similar period of 2000. Net income for the nine months ended September 30, 2001 decreased 46.1% to $10.5 million ($1.08 per diluted share) from $19.5 million ($1.97 per diluted share) for the same period of 2000. These decreases in net income are primarily attributable to the higher selling, general and administrative expenses discussed above. Also, a slowing economy negatively affected our earnings by impeding the performance of our sales force throughout the quarter and the nine months ended September 30, 2001. The tragic events of September 11 have also had a negative effect on earnings. Per share net income for 2001 and 2000 was positively impacted by the Company's share repurchase program.

The Company used $2.5 million of cash in operations for the nine months ended September 30, 2001 compared to cash provided from operations of $17.5 million in the similar period of the prior year. This decline was due primarily to the decrease in net income noted above, as well as increases in accounts receivable, inventories and other current assets largely associated with additional business volume of IPD and Kent. Additions to property, plant and equipment were $4.1 million and $2.2 million, respectively, for the nine months ended September 30, 2001 and 2000. Capital expenditures during 2001 primarily reflect purchases of computer related equipment and warehouse equipment and building improvements, while 2000 additions primarily reflect purchases of computer related equipment.

On March 30, 2001, the Company purchased certain assets of Premier Farnell's IPD and Kent Divisions for approximately $28.4 million plus approximately $8.0 million for related inventories. This all-cash transaction was accounted for as a purchase; accordingly, the accounts and transactions of the acquired business have been included in the consolidated financial statements since the date of acquisition. Under the agreement, the Company acquired the field sales, telephone sales and customer service professionals, the customer accounts, certain administrative executives, and use of various intellectual properties, including trademarks and trade names of the IPD and Kent divisions in certain territories. The assets acquired were recorded at estimated fair values as determined by the Company's management based on information currently available. Accordingly, the allocation of the purchase price is subject to revision.

During the first nine months of 2001, the Company purchased 73,097 shares of its own common stock for approximately $1,935,000. These shares were acquired pursuant to the 1999 Board authorization to purchase up to 500,000 shares. In the first nine months of 2000, the Company purchased 501,268 shares of its own common stock for approximately $11,932,000. Of these purchases, 412,668 shares were acquired pursuant to the 1999 Board authorization described above and 88,600 shares represented the remaining shares authorized for purchase under the 1998 Board authorization to purchase up to 500,000 shares. All shares purchased as of September 30, 2001 have been retired. Funds to purchase these shares were provided by investments and cash flows from operations.

Current investments, cash flows from operations and the $50,000,000 unsecured line of credit are expected to be sufficient to finance the Company's future growth, cash dividends and capital expenditures.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk at September 30, 2001 from that reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                                     PART II

                                OTHER INFORMATION

Items 1, 2, 3, 4, and 5 are inapplicable and have been omitted from this report.


Item 6.  Exhibits and Reports on Form 8-K.

(a) 15 Letter from Ernst & Young LLP Regarding Unaudited Interim Financial Information

(b) The Company was not required to file a Current Report on Form 8-K for the most recently completed quarter.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          LAWSON PRODUCTS, INC.
                                           (Registrant)

Dated  October 16, 2001                   /s/      Robert J. Washlow
       ----------------                       ----------------------------------
                                                   Robert J. Washlow
                                                   Chairman of the Board

Dated  October  16, 2001                  /s/      Joseph L. Pawlick
       -----------------                      ----------------------------------
                                                   Joseph L. Pawlick
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)