Form 10-K405
period 2001-12-31
LAWSON PRODUCTS INC/NEW/DE/
filed 2002-03-21
CIK 703604

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2001
OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

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

Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of March 1, 2002, 9,629,707 shares of Common Stock were outstanding.

The aggregate market value of the Registrant's Common Stock held by nonaffiliates on March 1, 2002 was approximately $137,080,000.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The following documents are incorporated into this Form 10-K by reference:

Proxy Statement for Annual Meeting of Stockholders to be held on May 14, 2002
                                                                  Part III

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

ITEM 1.  BUSINESS.

         Lawson Products, Inc. was incorporated in Illinois in 1952 and reincorporated in Delaware in 1982. During 2001, the Company significantly increased net sales through an acquisition completed on March 30, 2001. We refer you to "Management's Discussion and Analysis of Results of Operations and Financial Condition-Liquidity and Capital Resources".

PRODUCTS

         The Company is a seller and distributor of systems, services and products. The Company also manufactures and distributes production and specialized component parts to the OEM marketplace. The Company offers to customers over 400,000 expendable maintenance, repair and replacement products. These products may be divided into three broad categories: Fasteners, Fittings and Related Parts, such as screws, nuts, rivets and other fasteners; Industrial Supplies, such as hoses and hose fittings, lubricants, cleansers, adhesives and other chemicals, as well as files, drills, welding products and other shop supplies; and Automotive and Equipment Maintenance Parts, such as primary wiring, connectors and other electrical supplies, exhaust and other automotive parts. The Company estimates that these categories of products accounted for the indicated percentages of its total consolidated net sales for 2001, 2000 and 1999 respectively:

                                                               PERCENTAGE OF
                                                               CONSOLIDATED
                                                                 NET SALES
                                                             -------------------
                                                             2001    2000   1999
                                                             ----    ----   ----

Fasteners, Fittings and Related Parts.....................    45%    47%    46%
Industrial Supplies.......................................    47     49     50
Automotive and Equipment Maintenance Parts................     8      4      4
                                                              --     --     --
                                                             100%   100%   100%

         Substantially all of the Company's maintenance and repair products are manufactured by others and must meet the Company's specifications. Approximately 90% of the Company's products are sold under the Company label. Substantially all maintenance and repair items which the Company distributes are purchased by the Company in bulk and subsequently repackaged in smaller quantities. The Company regularly uses a large number of suppliers but has no long-term or fixed price contracts with any of them. Most maintenance and repair items which the Company distributes are purchased from several sources, and the Company believes that the loss of any single supplier would not significantly affect its operations. No single supplier accounted for more than 3.3% of the Company's purchases in 2001.

         Production components sold to the O.E.M. marketplace may be manufactured to customers' specification or purchased from other sources.

MARKETING

         The Company's principal markets are as follows:

         Heavy Duty Equipment Maintenance. Customers in this market include operators of trucks, buses, agricultural implements, construction and road building equipment, mining, logging and drilling equipment and other off-the-road equipment. The Company estimates that approximately 27% of 2001 sales were made to customers in this market.

         In-Plant and Building Maintenance. This market includes plants engaged in a broad range of manufacturing and processing activities, as well as institutions such as hospitals, universities, school districts and government units. The Company estimates that approximately 43% of 2001 sales were made to customers in this market.

         Passenger Car Maintenance. Customers in this market include automobile service center chains, independent garages, automobile dealers, car rental agencies and other fleet operators. The Company estimates that approximately 16% of 2001 sales were made to customers in this market.

         Original Equipment Manufacturers. This market includes plants engaged in a broad range of manufacturing and processing activities. The Company estimates that approximately 14% of 2001 sales were made to customers in this market.

         At December 31, 2001, the Company had approximately 319,000 customers, the largest of which accounted for less than one percent of net sales during 2001. Sales were made through a force of approximately 2,000 independent sales representatives at December 31, 2001. Included in this group were 255 district and zone managers, each of whom, in addition to his or her own sales activities, acted in an advisory capacity to other sales representatives in a designated area. At December 31, 2001, the Company also employed 38 regional managers to coordinate regional marketing efforts. Most sales representatives, including district and zone managers, are compensated on a commission basis and are responsible for repayment of commissions on their respective uncollectible accounts. In addition to the sales representatives and district, zone and regional managers discussed above, the Company had approximately 1,410 employees at December 31, 2001.

         The Company's products are sold in all 50 states, Mexico, Puerto Rico, the District of Columbia, Canada and the United Kingdom. The Company believes that an important factor in its success is its ability to service customers promptly. During the past five years, more than 99.5% of all items stocked were shipped to the customer within 24 hours after an order was received by the Company. This rapid delivery is facilitated by computer controlled order entry and inventory control systems in each general distribution center. In addition, the receipt of customer orders at Lawson distribution facilities has been accelerated by portable facsimile transmission equipment and personal computer systems used by sales representatives. Customer orders are delivered by common carriers.

         The Company is required to carry significant amounts of inventory in order to meet its high standards of rapid processing of customer orders. The Company has historically funded its working capital requirements internally. Such internally generated funds, along with a $50 million unsecured revolving line of credit, are expected to finance the Company's future growth and working capital requirements.

DISTRIBUTION AND MANUFACTURING FACILITIES

         Substantially all of the Company's maintenance products are stocked in and distributed from each of its eight general distribution centers in; Addison, Illinois; Reno, Nevada; Farmers Branch, Texas; Suwanee, Georgia; Fairfield, New Jersey; Mississauga, Ontario, Canada, Bradley Stoke (Bristol) England and Guadalajara, Mexico. Chemical products are distributed from a facility in Vernon Hills, Illinois and welding products are distributed from a facility in Charlotte, North Carolina. Production components are stocked in and distributed from five centers located in Decatur, Alabama; Burr Ridge, Illinois; Memphis, Tennessee; Lenexa, Kansas and Cincinnati, Ohio. Production components are manufactured in Decatur, Alabama. In the opinion of the Company, all existing facilities are in good condition and are well maintained. All are being used substantially to capacity on a single shift basis, except the manufacturing facility in Decatur, Alabama which operates two shifts and the inbound facility in Des Plaines, Illinois, which operates two shifts. Further expansion of warehousing capacity may require new or expanded warehouses, some of which may be located in new geographical areas.

CANADIAN OPERATIONS

         Canadian operations are conducted at the Company's 40,000 square foot general distribution center in Mississauga, Ontario, a suburb of Toronto. These operations constituted less than 4% of the Company's net sales during 2001.

UNITED KINGDOM OPERATIONS

         Operations in the United Kingdom are conducted under the name of Lawson Products Limited from a 19,000 square foot general distribution center in Bradley Stoke (Bristol) England. These operations constituted less than 1% of the Company's net sales during 2001.

MEXICAN OPERATIONS

         Operations in Mexico are conducted under the name of Lawson Products de Mexico S.A. de C.V. from a 10,000 square foot facility in Guadalajara, Mexico. These operations constituted less than 1% of the Company's net sales during 2001.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company, all of whose terms of office expire on May 14, 2002, are as follows:


                                                   YEAR FIRST
NAME AND PRESENT                                   ELECTED TO     OTHER OFFICES HELD
POSITION WITH COMPANY                    AGE     PRESENT OFFICE   DURING THE PAST FIVE YEARS
---------------------                    ---     --------------   --------------------------

Sidney L. Port                            91          1977        *
Chairman of the Executive
Committee and Director

Robert J. Washlow                         57          1999        Mr. Washlow has been Chairman of the Board and Chief
Chairman of the Board, Chief                                      Executive Officer since August 1999.  Prior thereto,
Executive Officer and Director                                    Mr. Washlow was Executive Vice President-Corporate
                                                                  Affairs beginning in 1998, Secretary beginning in 1985
                                                                  and a member of the Office of the President beginning in
                                                                  January 1999.







Jeffrey B. Belford                        55          1999        Mr. Belford became Chief Operating Officer and a
Office of the President and Chief                                 member of the Office of the President effective
Operating Officer                                                 January 1, 1999.  Prior to 1999, Mr. Belford was
                                                                  Executive Vice President - Operations, Chief
                                                                  Operating Officer since 1989.

Roger Cannon                              53          1999        Mr. Cannon has been a member of the Office of the
Office of the President and Chief                                 President since January 1, 1999.  Prior to 1999,
Sales Officer                                                     Mr. Cannon was Executive Vice President, Sales -
                                                                  Marketing from 1997-1999, and Vice President
                                                                  - - Central Field Sales from 1991 to 1997.

Jerome Shaffer,                           74          1987        *
Vice President, Treasurer and
Director

James Smith                               61          1996        Mr. Smith was Vice President, Personnel from 1995 to
Vice President-- Human Resources                                  1996.  Prior to 1995, Mr. Smith was Manager, Human
                                                                  Resources since he joined the Company in 1993.

Joseph L. Pawlick,                        59          1999        Prior to 1999, Mr. Pawlick was Vice President,
Chief Financial Officer                                           Controller and Assistant Secretary of the Company
                                                                  since 1987.

Victor G. Galvez                          45          1999        Mr. Galvez was Assistant Controller of the Company
Controller                                                        from 1994 to 1999.

Neil Jenkins                              52          2000        From 1996 to 2000, Mr. Jenkins operated a golf
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


ITEM 2.  PROPERTIES.

         The Company owns two facilities located in Des Plaines, Illinois, (152,600 and 27,000 square feet, respectively). These buildings contain the Company's main administrative activities and an inbound warehouse facility that principally supports the Addison, Illinois facility and all Lawson distribution facilities. Additional administrative, warehouse and distribution facilities owned by the Company are located in Addison, Illinois (90,000 square feet); Fairfield, New Jersey (61,000 square feet); Reno, Nevada (97,000 square feet); Suwanee, Georgia (105,000 square feet); Farmers Branch, Texas (54,500 square feet); and Mississauga, Ontario, Canada (40,000 square feet). The Company also leases administrative office space (12,600 square feet) in Independence, Ohio. Chemical products are distributed from a 105,400 square foot owned facility in Vernon Hills, Illinois and welding products are distributed from a 40,000 square foot owned facility located in Charlotte, North Carolina. Administrative, warehouse and distribution facilities in Bradley Stoke (Bristol) England (19,000 square feet) are leased by the Company. Administrative and distribution facilities in Guadalajara, Mexico (10,000 square feet) are leased by the Company. Production components are distributed from leased facilities in Burr Ridge, Illinois (23,400 sq. ft.) Memphis, Tennessee, (33,800 sq. ft.), Lenexa, Kansas (40,500 sq. ft.) and Cincinnati, Ohio (16,800 sq. ft.). The Company owns a 54,000 square foot facility in Decatur, Alabama which manufacturers and distributes production components. From time to time, the Company leases additional warehouse space near its present facilities. See Item 1, "Business - Distribution Facilities" for further information regarding the Company's properties.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is traded on the NASDAQ National Market System under the symbol of "LAWS." The approximate number of stockholders of record at December 31, 2001 was 908. The following table sets forth the high and low closing sale prices as reported on the NASDAQ National Market System during the last two years. The table also indicates the cash dividends paid by the Company during such periods.


                                         2001                                    2000
                         -----------------------------------    ------------------------------------

                                                      CASH                                   CASH
                          HIGH           LOW        DIVIDENDS      HIGH          LOW       DIVIDENDS
                          ----           ---        ---------      ----          ---       ---------

First Quarter            $28.69         $23.38       $.16         $24.50       $21.50        $.15
Second Quarter            29.30          24.64        .16          24.88        22.00         .15
Third Quarter             29.47          22.79        .16          25.88        23.75         .15
Fourth Quarter            27.80          22.55        .16          27.75        22.88         .15



ITEM 6.  SELECTED FINANCIAL DATA.

         The following selected financial data should be read in conjunction with the Financial Statements of the Company and notes thereto included elsewhere in this Annual Report. The income statement data and balance sheet data is for and as of the end of each of the years in the five-year period ended December 31, 2001, are derived from the audited Financial Statements of the Company.


                                       2001              2000              1999             1998             1997
                                      ------            ------            ------           ------           ------

Net Sales (1)                   $379,407,075      $348,967,486      $328,987,099     $301,831,128     $286,638,316
Income Before Income Taxes        17,142,193        47,565,673        40,269,981       33,590,229       35,723,277
Net Income (2)                     8,787,193        28,135,673        23,927,981       19,474,229       21,350,277
Total Assets                     232,780,365       222,721,466       215,990,877      198,982,290      188,974,415
Return on Assets (percent)              3.8%             12.6%             11.1%             9.8%            11.3%
Noncurrent Liabilities            40,520,140        28,946,453        27,525,033       25,246,269       24,577,547
Stockholders' Equity             159,898.075       159,912,465       150,039,989      142,934,735      139,925,387
Return on Average
  Equity (percent)                      5.4%             18.6%             16.5%            13.5%           16.0%
Per Share of Common Stock:
  Basic Net Income                     $0.91             $2.85             $2.29            $1.77            $1.91
  Diluted Net Income                    0.91              2.85              2.29             1.76             1.91
  Stockholders' Equity (3)             16.51             16.22             14.37            12.97            12.55
  Cash Dividends Declared                .64               .60               .57              .56              .54
Basic Weighted Average
  Shares Outstanding               9,684,510         9,859,610        10,444,076       11,023,934       11,153,091
Diluted Weighted Average
  Shares Outstanding               9,708,299         9,873,680        10,445,836       11,041,819       11,175,232

(1) Net sales for the years 2001, 2000 and 1999 were positively impacted by the acquisition of ACS/SIMCO in the third quarter of 1999. In addition, net sales for 2001 were also positively impacted by the acquisition of the North American Industrial Products and Kent Automotive Divisions in March
     2001.
(2) In 2001, the Company recorded non-recurring charges for the write-off of capitalized software and implementation costs related to an enterprise information system project which the Company decided to discontinue as well as a promotional program related to the acquisition of Premier operations.
     These charges reduced net income by $5,138,000 and $2,021,000, respectively. During 2000, the Company recorded a gain of $2,136,000 as a result of the sale of the Company's interest in a real estate investment.
     In 1999 and 1998, the Company recorded special charges for compensation arrangements related to management personnel reductions and retirements which reduced net income by $1,760,000 and $1,520,000, respectively.
     Additionally, in 1999, a gain of $554,000 was recorded on the sale of marketable securities.
(3) These per share amounts were computed using basic weighted average shares outstanding for all periods presented.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

RESULTS OF OPERATIONS

         Net sales for 2001 and 2000 increased 8.7% and 6.1 %, respectively, over the immediately preceding years. In 2001, Maintenance, Repair and Replacement (MRO) distribution net sales increased by $22.9 million, including $34.9 million in sales generated by the addition of the field and inside sales representatives from the Industrial Products Division (IPD) and Kent Automotive Division (Kent), of the North American business of Premier Farnell (Premier), acquired March 30, 2001. These sales gains more than offset reduced contributions by other MRO units. International distribution sales were also positively impacted by the sales of IPD and Kent, representing $6.3 million of the segment increase of $7.1 million. Lawson's Original Equipment Manufacturer
(OEM) distribution net sales were relatively flat for 2001.

         The sales gains realized by our MRO and OEM distribution segments for 2000 resulted from the addition of new customers, a higher average order size throughout Lawson's businesses and from the full year impact of the mid-year 1999 acquisition of our subsidiary, ACS/SIMCO, now combined with Assembly Component Systems (ACS).

         Operating income for 2001 decreased $25.6 million, or 61%. The year and MRO results were adversely impacted by the $8.5 million write-off of an enterprise information system which the Company discontinued. Also impacting 2001 was the $3.4 million non-recurring promotional program put in place to support the newly acquired Premier business. Excluding these amounts, the MRO segment's 2001 operating profit was approximately $27.1 million compared to $39.3 million in 2000. The decrease, excluding special items, was due to slightly lower gross margins due to pricing inconsistencies on certain Premier product lines and higher selling, general and administrative expenses (S,G&A). In 2001, the Company incurred significantly higher S,G&A costs to expand the Company's national sales group, integrated approximately 400 sales professionals; incurred over $1 million of transition costs to integrate acquired inventory, realign existing warehouses and upgrade information systems and also had $1 million of additional goodwill amortization expense. OEM operating income was down due to lower gross margins resulting from significant pricing pressures.

         Operating income for 2000 was up approximately $4.4 million, or 11.8% over 1999. The MRO segment drove the operating income growth due to higher sales and cost containment efforts. OEM distribution also contributed to the earnings improvement.

         Net income for 2001 declined 68.8% from 2000 to $8.8 million, while diluted net income per share in 2001 decreased 68.1 % to $.91 from $2.85 in 2000. Results for 2001 were negatively impacted by the special charges and increased S,G&A expenses discussed above. Net income for 2000 increased 17.6% over 1999 to $28.1 million, while diluted net income per share in 2000 advanced
24.5 % to $2.85 from $2.29 in 1999. Sales gains from our MRO distribution segment discussed above, the after tax gain of $2.1 million on the sale of the Company's interest in a real estate investment, and cost containment efforts were primarily responsible for the increase in net income in 2000 over 1999. Excluding the $2.1 million gain noted above, net income for 2000 was approximately $26.0 million ($2.63 per diluted share), an advance of 3.4% over 1999 net income, exclusive of a $1.8 million special charge, for compensation arrangements related to management personnel retirements and a gain of $600,000 from the sale of marketable securities. Per share net income for 2001, 2000 and 1999 was positively affected by the Company's share repurchases discussed below.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows provided by operations for 2001, 2000 and 1999 were $6.4 million, $22.9 million and $23.3 million, respectively. The decline in 2001 was due primarily to the decrease in net income noted above, as well as the impact of increases in accounts receivable and inventories largely associated with additional sales generated by the outside sales representatives of IPD and Kent, and lower operating liabilities. The slight decrease in 2000 was due primarily to the impact of lower operating liabilities which more than offset the gain in net income noted above. Current investments, cash flows from operations and the new $50 million unsecured line of credit have continued to be sufficient to fund operating requirements, cash dividends and capital improvements. Such internally generated funds and the new line of credit are also expected to finance the Company's future growth.

         Capital expenditures for 2001, 2000 and 1999, respectively, were $5.2 million, $3.4 million and $6.5 million. Consistent with prior years, capital expenditures were incurred primarily for new facilities, improvement of existing facilities and for the purchase of related equipment. Capital expenditures during 2001 primarily reflect purchases of computer related equipment and improvement of existing facilities and for the purchase of related equipment. Capital expenditures during 2000 primarily reflect purchases of computer related equipment, while in 1999, reflected costs incurred relative to the construction of a new Lawson outbound facility in Suwanee, Georgia and purchases of computer related equipment.

Future obligations and commitments to make future payments under contracts consisted of the following as of December 31, 2001.


                                     (AMOUNTS IN THOUSANDS)                                   2007 AND
                                2002         2003         2004         2005         2006      THEREAFTER       TOTAL
                         ---------------------------------------------------------------------------------------------
Revolving line of credit   $   4,000    $       0    $       0    $       0   $   10,000    $       0      $   14,000
Rental commitments             2,658        1,871        1,624        1,312          933        5,092          13,490
----------------------------------------------------------------------------------------------------------------------
Total contractual cash
obligations                $   6,658    $   1,871    $   1,624    $   1,312   $   10,933    $   5,092      $   27,490


         On March 30, 2001, the Company purchased certain assets of Premier Farnell's Cleveland based North American Industrial Products and Kent Automotive Divisions for approximately $28.4 million plus approximately $7.2 million for related inventories. The all-cash transaction was accounted for as a purchase; accordingly the accounts and transactions of the acquired business have been included in the consolidated financial statements since the date of acquisition. Under the agreement, the Company acquired the field sales, inside sales and customer service professionals, the customer accounts, certain administrative executives, and various intellectual properties, including trademarks and trade names of the divisions in certain territories. The Company incorporated into its existing operations, Premier Farnell's Premier Fastener, Rotanium Products, Certainium Alloys, CT Engineering, JI Holcomb and Kent Automotive business units in the United States, Canada, Mexico, Central America and the Caribbean.

         The assets acquired were recorded at fair values based on actual purchase cost of inventories and valuations of various intellectual properties, including trademarks and trade names of the IPD and Kent divisions. This acquisition did not require a significant investment by the Company in facilities or equipment. The acquisition generated approximately $41.2 million of incremental sales. As the Company only acquired portions of the inventory and sales professionals of the IPD and Kent businesses, the Company is unable to provide any meaningful pro forma information of operating results for 2001 or sales and operating results from the prior period.

         In the third quarter of 1999, the Company purchased, for cash, substantially all of the assets and liabilities of SunSource Inventory Management Company, Inc. (SunSource) and Hillman Industrial Division (Hillman), headquartered in Lenexa, Kansas, at a cost of approximately $10.5 million. SunSource and Hillman are distributors of fasteners to the original equipment marketplace. The former business operations of SunSource and Hillman are conducted by ACS.

         During 2001, the Company purchased 84,497 shares of its own common stock for approximately $2.2 million. These shares were acquired pursuant to the 1999 Board authorization to purchase up to 500,000 shares. During 2000, the Company purchased 501,268 shares of its own common stock for approximately $11.9 million. Of these purchases, 412,668 shares were acquired pursuant to the 1999 Board authorization and 88,600 shares represented the remaining shares authorized for purchase under the 1998 Board authorization to purchase up to 500,000 shares. During 1999, the Company purchased 459,900 shares of its own common stock for approximately $10.5 million. Of these purchases, 411,400 shares were acquired pursuant to the 1998 Board authorization and

48,500 shares represented the remaining shares authorized for purchase under the 1996 Board authorization to purchase up to 1,000,000 shares. At December 31, 2001, 502,835 shares were available for purchase pursuant to Board authorizations in 2000 and 1999. No shares have been purchased pursuant to the 2000 Board authorization of 500,000 shares and 2,835 shares remain, relative to the 1999 Board authorization. Funds to purchase these shares were provided by investments and cash flows from operations.

CRITICAL ACCOUNTING POLICIES

         The Company has disclosed its accounting policies in Note B to the consolidated financial statements. The following provides supplemental information to these accounting policies as well as information on the accounts requiring more significant estimates.

ALLOWANCE FOR DOUBTFUL ACCOUNTS METHODOLOGY

         We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer's inability to meet its financial obligations to us (e.g., bankruptcy filings, substantial down-grading of credit ratings), we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on our historical experience of bad debt write-offs as a percent of outstanding accounts receivable. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer's ability to meet its financial obligations to us), our estimates of the recoverability of amounts due us could be revised by a material amount.

INVENTORIES -- SLOW MOVING AND OBSOLESCENCE

         The Company carries a significant amount of inventories, which provides a competitive advantage in the Company's ability to fulfill the vast majority of its customers' orders the same day received. However, this strategy also increases the risk that portions of the inventory have decreased in value below their carrying cost. To reduce inventory to a lower of cost, or market value, the Company records a reserve for slow-moving and obsolete inventory. The Company defines obsolete as those inventory parts on hand which the Company plans to discontinue to offer to its customers. Slow-moving inventory is monitored by examining reports of parts which have not been sold for extended periods. The Company records the reserve needed based on its historical experience of how much the selling prices must be reduced to dispose of such obsolete or slow-moving products. If experience or market conditions change, estimates of the reserves needed could be revised by a material amount.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company, through its foreign subsidiaries, distributes products in the United Kingdom, Canada and Mexico. As a result, the Company is from time to time exposed to market risk relating to the impact of foreign currency exchange rates. A hypothetical 10% adverse movement in exchange rates would decrease income by $238,000 in 2001.

         The Company also has $14 million outstanding as of December 31, 2001 under a revolving line of credit. As a result, the Company is exposed to market risk relating to interest rate movements. A hypothetical 10% adverse movement in interest rates would have increased interest expense by $68,000 in 2001.

         The Company maintains a portfolio of marketable securities, the majority of which are debt securities. As a result, the Company is exposed to market risk relating to interest rate movements. A hypothetical 10% adverse movement in interest rates would have no material impact on net income of the Company in 2001.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The following information is presented in this report:

                  Report of Independent Auditors

                  Consolidated Balance Sheets as of December 31, 2001 and 2000.

                  Consolidated Statements of Income for the Years ended December 31, 2001, 2000 and 1999.

                  Consolidated Statements of Changes in Stockholders' Equity for the Years ended December 31, 2001, 2000 and 1999.

                  Consolidated Statements of Cash Flows for the Years ended December 31, 2001, 2000 and 1999.

                  Notes to Consolidated Financial Statements.

                  Schedule II

                         REPORT OF INDEPENDENT AUDITORS


To the Stockholders and Board of Directors
Lawson Products, Inc.

We have audited the accompanying consolidated balance sheets of Lawson Products, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lawson Products, Inc. at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                     /s/Ernst & Young LLP

Chicago, Illinois
February 28, 2002


                                                         LAWSON PRODUCTS, INC.
                                                      CONSOLIDATED BALANCE SHEETS

                                                                                       DECEMBER 31,
                                                                       -------------------------------------------
                                                                              2001                    2000
                                                                              ----                    ----
ASSETS
Current assets:
    Cash and cash equivalents                                          $       6,986,556       $       7,911,710
    Marketable securities                                                      1,737,129              29,972,654
    Accounts receivable, less allowance for doubtful accounts
      (2001-$1,803,179; 2000-$1,658,585)                                      44,314,400              40,823,141
    Inventories                                                               65,542,890              55,228,380
    Miscellaneous receivables                                                  2,981,961               2,696,986
    Prepaid expenses                                                           9,027,089               6,658,687
    Deferred income taxes                                                      2,471,000               1,857,000
                                                                       -----------------       -----------------

                  Total Current Assets                                       133,061,025             145,148,558
                                                                       -----------------       -----------------

Property, plant and equipment, at cost, less allowances for
  depreciation and amortization
  (2001-$45,931,265; 2000-$41,571,230)                                        39,059,470              39,404,599
                                                                       -----------------       -----------------

Other assets:
    Marketable securities                                                            -                   400,832
    Investments in real estate                                                   945,000                 705,000
    Cash value of life insurance                                              16,390,758              15,795,812
    Deferred income taxes                                                     10,679,000               9,212,000
    Goodwill, less accumulated amortization
      (2001-$1,674,529; 2000-$304,632)                                        28,809,722               2,431,347
    Other                                                                      3,835,390               9,623,318
                                                                       -----------------       -----------------
                                                                              60,659,870              38,168,309
                                                                       -----------------       -----------------

                                                                       $     232,780,365       $     222,721,466
                                                                       =================       =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Revolving line of credit                                           $       4,000,000       $               -
    Accounts payable                                                           6,947,987               6,730,250
    Accrued expenses and other liabilities                                    21,414,163              24,517,530
    Income taxes                                                                       -               2,614,768
                                                                       -----------------       -----------------

                  Total Current Liabilities                                   32,362,150              33,862,548
                                                                       -----------------       -----------------

Non-current liabilities and deferred credits:
    Accrued liability under security bonus plans                              19,296,652              17,968,018
    Revolving line of credit                                                  10,000,000                       -
    Deferred compensation and other liabilities                               11,223,488              10,978,435
                                                                       -----------------       -----------------
                                                                              40,520,140              28,946,453
                                                                       -----------------       -----------------

Stockholders' equity:
    Preferred Stock, $1 par value:
       Authorized-500,000 shares;
       Issued and outstanding-None                                                     -                       -
    Common Stock, $1 par value:
       Authorized-35,000,000 shares;
       Issued-2001-9,629,307; 2000-9,706,404 shares                            9,629,307               9,706,404
    Capital in excess of par value                                               912,921                 761,725
Retained earnings                                                            151,553,577             151,065,840
                                                                       -----------------       -----------------
                                                                             162,095,805             161,533,969


Foreign currency translation adjustment                                       (2,197,730)              (1,621,504)
                                                                       -----------------       -----------------
Accumulated other comprehensive loss                                          (2,197,730)              (1,621,504)
                                                                       -----------------       ------------------

                                                                             159,898,075             159,912,465
                                                                       -----------------       -----------------

                                                                       $     232,780,365       $     222,721,466
                                                                       =================       =================

                                            See notes to consolidated financial statements



                                                         LAWSON PRODUCTS, INC.
                                                   CONSOLIDATED STATEMENTS OF INCOME

                                                                        YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------------------------
                                                              2001               2000                 1999
                                                       ----------------    ---------------       ---------------

Net sales                                              $    379,407,075    $   348,967,486       $   328,987,099
Cost of goods sold                                          131,064,519        117,256,150           109,370,225
                                                       ----------------    ---------------       ---------------
Gross profit                                                248,342,556        231,711,336           219,616,874

Selling, general and administrative expenses                221,712,271        188,468,661           178,210,549
Special charges                                               8,527,101                  -             2,932,365
Provision for doubtful accounts                               1,901,379          1,419,120             1,065,811
                                                       ----------------    ---------------       ---------------
                  Operating Income                           16,201,805         41,823,555            37,408,149
                                                       ----------------    ---------------       ---------------
Interest and dividend income                                    654,257          1,072,730             1,312,312
Interest expense                                               (705,756)            (7,959)               (7,351)
Gain from sale of partnership interest                             -             3,502,336                     -
Other income - net                                              991,887          1,175,011             1,556,871
                                                       ----------------    ---------------       ---------------
                                                                940,388          5,742,118             2,861,832


                  Income Before Income Taxes                 17,142,193         47,565,673            40,269,981
                                                       ----------------    ---------------       ---------------

Federal and state income taxes (benefit):
     Current                                                 10,126,000         20,012,000            18,275,000
     Deferred                                                (1,771,000)          (582,000)           (1,933,000)
                                                       ----------------    ---------------       ---------------
                                                              8,355,000         19,430,000            16,342,000
                                                       ----------------    ---------------       ---------------
                  Net Income                           $      8,787,193    $    28,135,673       $   23,927,981
                                                       ================    ===============       ==============

Net Income Per share of Common Stock
                  Basic                                $           0.91    $          2.85       $          2.29
                                                       ================    ===============       ===============
                  Diluted                              $           0.91    $          2.85       $          2.29
                                                       ================    ===============       ===============

                                                 See notes to consolidated financial statements



                                                             LAWSON PRODUCTS, INC.
                                                           CONSOLIDATED STATEMENTS OF
                                                        CHANGES IN STOCKHOLDERS' EQUITY

                                                  COMMON          CAPITAL                          ACCUMULATED
                                                  STOCK,       IN EXCESS OF                           OTHER
                                                  $1 PAR            PAR           RETAINED        COMPREHENSIVE     COMPREHENSIVE
                                                    VALUE            VALUE         EARNINGS            LOSS            INCOME
                                                    -----            -----         --------            ----            ------

Balance at January 1, 1999                    $  10,663,822    $   749,320    $  132,208,644    $      (687,071)   $           -

Net income                                                                        23,927,981                          23,927,981
Other comprehensive income, net of tax:
    Unrealized loss on marketable securities                                                           (696,000)        (696,000)
    Adjustment for foreign currency translation                                                         301,567          301,567
                                                                                                                   -------------
Other comprehensive loss for the year                                                                                   (394,433)
                                                                                                                   --------------
Comprehensive income for the year                                                                                    $23,533,548
                                                                                                                   =============
Cash dividends declared                                                           (5,908,594)
Purchase and retirement of common stock            (459,900)       (32,316)      (10,027,484)
                                              --------------   ------------   ---------------   ----------------
Balance at December 31, 1999                     10,203,922        717,004       140,200,567         (1,081,504)
                                              -------------    -----------    --------------    ----------------

Net income                                                                        28,135,673                       $  28,135,673
Other comprehensive income, net of tax:
    Unrealized gain on marketable securities                                                             28,000           28,000
    Adjustment for foreign currency translation                                                        (568,000)        (568,000)
                                                                                                                   --------------
Other comprehensive loss for the year                                                                                   (540,000)
                                                                                                                   --------------
Comprehensive income for the year                                                                                  $  27,595,673
                                                                                                                   =============
Cash dividends declared                                                           (5,875,305)
Stock issued under employee stock plans               3,750         80,625
Purchase and retirement of common stock            (501,268)       (35,904)      (11,395,095)
                                              --------------   ------------   ---------------
Balance at December 31, 2000                      9,706,404        761,725       151,065,840         (1,621,504))
                                              =============    ===========    ==============    =================

Net income                                                                         8,787,193                       $   8,787,193
Other comprehensive income, net of tax:
    Adjustment for foreign currency translation                                                        (576,226)        (576,226)
                                                                                                                   --------------
Other comprehensive loss for the year                                                                                   (576,226)
                                                                                                                   --------------
Comprehensive income for the year                                                                                  $   8,210,967
                                                                                                                   =============
Cash dividends declared                                                           (6,190,716)
Stock issued under employee stock plans               7,400        159,100
Purchase and retirement of common stock             (84,497)        (7,904)       (2,108,740)
                                              --------------   ------------   ---------------
Balance at December 31, 2001                  $   9,629,307    $   912,921    $  151,553,577    $    (2,197,730)
                                              =============    ===========    ==============    ================


                                                  See notes to consolidated financial statements


                                                               LAWSON PRODUCTS, INC.
                                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------------------------
                                                              2001               2000                 1999
                                                       -----------------   ----------------      ---------------
Operating activities:
     Net income                                        $      8,787,193    $    28,135,673       $    23,927,981
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation                                         5,740,752          5,986,466             5,977,205
         Amortization                                         2,405,261            677,197               550,254
         Provision for allowance for doubtful accounts        1,901,379          1,419,120             1,065,811
         Deferred income taxes                               (1,771,000)          (582,000)           (1,933,000)
         Deferred compensation and security bonus plans       3,399,366          3,922,781             4,651,635
         Payments under deferred compensation
           and security bonus plans                          (2,395,036)        (2,420,361)           (2,263,293)
         Losses (Gains) from sale of marketable securities      (13,276)               803              (902,960)
         Income from investments in real estate                (480,000)          (695,000)             (544,000)
         Gain from sale of investment in real estate                  -         (3,502,336)                    -
         Changes in operating assets and liabilities
              (Exclusive of effect of acquisition):
              Accounts receivable                            (5,392,638)        (1,134,140)           (4,276,788)
              Inventories                                    (3,093,011)           256,152            (2,886,074)
              Prepaid expenses and other assets               3,258,709         (3,730,055)           (5,757,891)
              Accounts payable and accrued expenses          (2,970,360)        (2,770,387)            4,290,592
              Income taxes payable                           (2,614,768)        (1,717,167)            1,049,135
         Other                                                 (315,698)          (961,691)              368,539
                                                       -----------------   ----------------      ---------------

     Net Cash Provided by Operating Activities                6,446,873         22,885,055            23,317,146
                                                       ----------------    ---------------       ---------------

Investing activities:
     Additions to property, plant and equipment              (5,228,929)        (3,392,458)           (6,462,348)
     Purchases of marketable securities                     (13,267,926)       (75,344,146)         (122,774,913)
     Proceeds from sale of marketable securities             41,916,388         61,987,598           130,451,955
     Proceeds from sale of investment in real estate                  -          7,400,000                     -
     Acquisition of businesses, net of cash
         acquired                                           (36,890,933)                 -           (10,519,909)
     Other                                                      240,000            200,000               490,000
                                                       ----------------    ---------------       ---------------
     Net Cash Used In Investing Activities                  (13,231,400)        (9,149,006)           (8,815,215)
                                                       -----------------   ----------------      ----------------

Financing Activities:
     Proceeds from revolving line of credit                  71,800,000                  -                     -
     Payments on revolving line of credit                   (57,800,000)                 -                     -
     Purchases of common stock                               (2,201,140)       (11,932,267)          (10,519,700)
     Proceeds from exercise of stock options                    166,500             84,375                     -
     Dividends paid                                          (6,105,987)        (5,951,058)           (5,879,340)
                                                       -----------------   ----------------      ----------------

     Net Cash Provided by (Used in)
        Financing Activities                                  5,859,373        (17,798,950)          (16,399,040)
                                                       ----------------    ----------------      ----------------
         Decrease in Cash and Cash Equivalents                 (925,154)        (4,062,901)           (1,897,109)
     Cash and Cash Equivalents at Beginning of Year           7,911,710         11,974,611            13,871,720
                                                       ----------------    ---------------       ---------------
         Cash and Cash Equivalents at End of Year      $      6,986,556    $     7,911,710       $    11,974,611
                                                       ================    ===============       ===============

                                                  See notes to consolidated financial statements



                              LAWSON PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A -- DESCRIPTION OF BUSINESS

         Lawson Products, Inc. and subsidiaries principally are distributors of expendable parts and supplies for maintenance, repair and operation of equipment.

NOTE B -- SUMMARY OF MAJOR ACCOUNTING POLICIES

         Principles of Consolidation. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, each of which is wholly owned. All inter-company accounts and transactions have been eliminated in consolidation.

         Revenue Recognition. Sales and associated cost of goods sold are recognized when products are shipped and title passes to customers.

         Shipping and Handling Fees and Costs. In the fourth quarter of 2000, the Company adopted Emerging Issues Task Force (EITF) No. 00-10 "Accounting for Shipping and Handling Fees and Costs." EITF No. 00-10 requires companies to reflect all amounts billed to customers in sales transactions as part of net sales. Costs related to shipping and handling fees are included on the Income Statement in the caption Selling, general and administrative expenses and totaled $11,460,000, $10,521,000, and $10,017,000 in 2001, 2000 and 1999,
respectively.

         Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

         Investment in Real Estate. The Company's investment in real estate representing a limited partnership interest is carried on the basis of the equity method.

         Marketable Securities. Marketable equity and debt securities are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses, net of tax, recorded in stockholders' equity. Realized gains and losses, declines in value judged to be other-than-temporary, and interest and dividends are included in investment income. The cost of securities sold is based on the specific identification method.

         Inventories. Inventories (principally finished goods) are stated at the lower of cost (first-in, first-out method) or market.

         Property, Plant and Equipment. Provisions for depreciation and amortization are computed by the straight-line method for buildings using useful lives of 20 to 30 years and by the double declining balance method for machinery and equipment, furniture and fixtures and vehicles using useful lives of 3 to 10 years.

         Investment Tax Credits. Investment tax credits on assets leased to others (see Investment in Real Estate) are deferred and amortized over the useful life of the related asset.

         Cash Equivalents. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

         Stock Options. Stock options are accounted for under Accounting Principles Board (APB) Opinion No. 25, "Accounting For Stock Issued to Employees." Under APB 25, no compensation expense is recognized because the exercise price of the stock options granted equals the market price of the underlying stock at the date of grant.

         Goodwill. Goodwill represents the cost of business acquisitions in excess of the fair value of identifiable net tangible assets acquired. Goodwill is amortized over 20 years using the straight-line method and the carrying value is reviewed for impairment annually. If this review indicates that goodwill is not expected to be recoverable based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the goodwill will be reduced. (See New Accounting Standards)

         Foreign Currency Translation. The financial statements of foreign entities have been translated in accordance with Statement of Financial Accounting Standards No. 52 and, accordingly, unrealized foreign currency translation adjustments are reflected as a component of stockholders' equity. Realized foreign currency transaction gains and losses were not significant for the years ended December 31, 2001, 2000 and 1999.

         Income per share. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options.

         Reclassifications. Certain amounts have been reclassified in the 2000 and 1999 financial statements to conform with the 2001 presentation.

         New Accounting Standards. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company adopted the new Statement effective January 1, 2001. Statement No. 133 required the Company to recognize all derivatives on the consolidated balance sheet at fair value. The adoption of Statement No. 133 did not have a significant effect on its results of operations or financial position.

         In June 2001, the FASB issued Statement No. 141, "Business Combinations" and Statement No. 142 "Goodwill and Other Intangibles," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but subject to annual impairment tests. The Company will apply the new rules of accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the statement is expected to result in an increase in operating income of approximately $1.3 million for 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company has not determined what the effect of these tests will be on earnings and the financial position of the Company.

NOTE C -- BUSINESS COMBINATION

         On March 30, 2001, the Company purchased certain assets of Premier Farnell's Cleveland based North American Industrial Products (IPD) and Kent Automotive (Kent) Divisions for approximately $28.4 million plus approximately $7.2 million for related inventories. This all-cash transaction was accounted for as a purchase; accordingly, the accounts and transactions of the acquired business have been included in the consolidated financial statements since the date of acquisition. Under the agreement, the Company acquired the field sales, inside sales and customer service professionals, the customer accounts, certain administrative executives, and various intellectual properties, including trademarks and trade names of the divisions in certain territories.

         The identifiable intangibles acquired in the acquisitions were recorded at an independent appraised value of approximately $1.4 million, which is recorded as a component of other assets. These intangibles are being amortized over a weighted average estimated life of 15.1 years. The remaining excess of purchase price over net assets acquired of approximately $27 million represents goodwill. The assets acquired were recorded at estimated fair values as determined by the Company's management based on information currently available. Accordingly, the allocation of the purchase price is subject to revision. As the Company only acquired inventory and sales professionals of the IPD and Kent businesses, the Company is unable to provide any meaningful pro forma information of prior period results. Net sales attributed to the acquired division represented approximately $41,252,000 for 2001.

         On July 1, 1999, the Company purchased substantially all of the assets and liabilities of SunSource Inventory Management Company, Inc. (SunSource) and Hillman Industrial Division (Hillman), at a cost of approximately $10.5 million with certain contingent purchase price adjustment features based on future operating results. This all-cash transaction was accounted for as a purchase; accordingly, the accounts and transactions of the acquired company have been included in the consolidated financial statements since the date of acquisition. The purchase price exceeded tangible net assets acquired by approximately $3.7 million. This goodwill was being amortized over 20 years using the straight-line method. SunSource and Hillman are distributors of fasteners to the original equipment marketplace. The former business operations of SunSource and Hillman are being conducted by Assembly Component Systems.

NOTE D -- SPECIAL CHARGES

         In the fourth quarter of 2001, the Company wrote-off capitalized software and implementation costs of a discontinued enterprise information system project. This write-off represents a non-cash charge of $8,527,000 ($5,138,000 net of tax benefits).

         In the second and fourth quarter of 1999, the Company recorded special charges of $2,053,000 and $879,000, respectively. These charges were for severance and early retirement benefits to several members of management. These benefits will be paid through 2004. Payments against these accruals of approximately $575,000, $1,033,000 and $323,000 were made in 2001, 2000 and
1999, respectively. In addition, an adjustment to reduce the accrual for approximately $31,000 was made in 2001 to reflect a change in the estimated total severance payments required.

         In the fourth quarter of 1998, the Company recorded a special charge of $2,621,000 for severance and early retirement benefits for several members of management. These benefits will be paid through 2003. Payments of approximately $309,000, $626,000 and $1,069,000 were made in 2001, 2000 and 1999 against this accrual, respectively. In addition, an adjustment to reduce the accrual for approximately $129,000 was made in 1999 to reflect a change in the estimated total severance payments required.

NOTE E -- MARKETABLE SECURITIES

         The following is a summary of the Company's investments at December 31 which are classified as available-for-sale. The contractual maturity of all marketable securities at December 31, 2001 is less than one year.


                                                                           Gross           Gross    Estimated
                                                                      Unrealized      Unrealized         Fair
(In thousands)                                               Cost          Gains          Losses        Value
2001
--------------------------------------------------------------------------------------------------------------
Obligations of states and political subdivisions           $    -             $-             $ -       $    -
Foreign government securities                               1,737              -               -        1,737
Other debt securities                                           -              -               -            -
--------------------------------------------------------------------------------------------------------------
Total debt securities                                      $1,737             $-             $ -       $1,737
==============================================================================================================

2000
--------------------------------------------------------------------------------------------------------------
Obligations of states and political subdivisions          $ 3,454             $5             $ 5      $ 3,454
Foreign government securities                               7,797              -               -        7,797
Other debt securities                                      19,122              -               -       19,122
--------------------------------------------------------------------------------------------------------------
Total debt securities                                     $30,373             $5             $ 5      $30,373
==============================================================================================================

         The gross realized gains on sales of marketable securities totaled:
$13,000, $1,000 and $992,000 in 2001, 2000 and 1999, respectively, and the gross realized losses totaled $0, $2,000 and $89,000, respectively. The net adjustment to unrealized holding gains included as a separate component of stockholders' equity, net of taxes, totaled $28,000 in 2000 while in 1999, the net adjustment to unrealized holding losses included as a separate component of stockholders' equity, net of taxes, totaled $696,000.

NOTE F -- PROPERTY, PLANT AND EQUIPMENT

         The cost of property, plant and equipment consists of:

                                                      2001                2000
-------------------------------------------------------------------------------
Land                                            $6,597,182          $6,649,440
Buildings and improvements                      40,905,512         39,145, 917
Machinery and equipment                         31,214,970          28,955,498
Furniture and fixtures                           5,557,969           5,231,947
Vehicles                                           252,251             217,345
Construction in Progress                           462,851             775,682
-------------------------------------------------------------------------------
                                               $84,990,735         $80,975,829
================================================================================

NOTE G -- INVESTMENT IN REAL ESTATE

         The Company is a limited partner in one real estate limited partnership. An officer and member of the Board of Directors of the Company has a 1.5% interest as a general partner in this partnership. This interest is subordinated to the Company's interests in distributable cash.

         In the fourth quarter of 2000, the Company sold its interest in a real estate partnership for $7,400,000 to the general partners, of which one is an officer and member of the Board of Directors, resulting in an after-tax gain to the Company of $2,136,000. A special committee of outside directors of the Board of Directors approved the sales price after receiving independent appraisals of the property sold.

NOTE H -- ACCRUED EXPENSES AND OTHER LIABILITIES

         Accrued expenses and other liabilities consist of the following:

                                                              2001          2000
--------------------------------------------------------------------------------
Salaries, commissions and other compensation           $ 5,547,617   $ 7,490,351
Accrued special charges                                  1,458,054     2,671,088
Accrued and withheld taxes, other than income taxes      2,607,879     2,344,955
Accrued profit sharing contributions                     2,843,621     2,606,254
Accrued self-insured health benefits                     1,300,000     1,300,000
Cash dividends payable                                   1,540,689     1,455,961
Other                                                    6,116,303     6,648,921
--------------------------------------------------------------------------------
                                                       $21,414,163   $24,517,530
================================================================================

NOTE I-- LINE OF CREDIT

         On February 21, 2001, the Company entered into a $50 million unsecured multi-currency line of credit. The Company had $14 million outstanding under the line at December 31, 2001 at an interest rate of 3.06 percent. Amounts outstanding under the line carried interest at 1.5% below the prime rate or .75% over the LIBOR rate as determined by the Company. The line matures on February 21, 2006. Since the line's interest rate floats on a variable basis with either prime or LIBOR, the carrying value of the debt approximates fair value. The Company has classified $4 million of the amount outstanding as current based on the Company's ability and intent to satisfy this portion of the line amount within the next year. The line requires the Company to meet certain covenants, all of which were met on December 31, 2001. The Company paid interest of $605,000 in 2001.

NOTE J -- STOCK PLANS

         In 2001 and 2000, the Company granted Stock Performance Rights (SPRs) pursuant to an incentive plan adopted in 2000. These SPRs have an exercise price ranging from $24.60 to $28.50 per share. These SPRs vest at 20% per year and entitle the recipient to receive a cash payment equal to the difference between the SPR price and the market value of the Company's common stock when the SPRs are surrendered. No significant compensation expense for the SPRs was incurred in 2001 and 2000.

         Additional information with respect to SPRs is summarized as follows:

                                                    Average SPR
                                                  Exercise Price      # of SPRs
--------------------------------------------------------------------------------
Outstanding January 1, 2000                              $--               --
Granted                                                26.50            71,250*
--------------------------------------------------------------------------------
Outstanding December 31, 2000                          26.50           71,250
Granted                                                27.08          149,000
--------------------------------------------------------------------------------
Outstanding December 31, 2001                         $26.90          220,250
================================================================================
* Includes 14,250 SPRs vested at December 31, 2001

         The Company also has an Incentive Stock Plan As Amended (Plan), which provides for the issuance of shares of Common Stock to non-employee directors, officers and key employees pursuant to stock options, SPRs, stock purchase agreements and stock awards. 636,627 shares of Common Stock were available for issuance under the Plan as of December 31, 2001.

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

         Additional information with respect to the Plan is summarized as follows:

                                             Average Price        Option Shares
--------------------------------------------------------------------------------
Outstanding January 1,1999                          $23.34              270,890
Granted                                              22.44                9,000
Exercised                                               --                   --
Canceled or expired                                  23.56              (9,700)
--------------------------------------------------------------------------------
Outstanding December 31,1999                         24.18              270,190
Granted                                              23.56               11,000
Exercised                                            22.50              (3,750)
Canceled or expired                                  27.50             (97,050)
--------------------------------------------------------------------------------
Outstanding December 31, 2000                        22.86              180,390
Granted                                                 --                   --
Exercised                                            22.50              (7,400)
Canceled or expired                                     --                   --
--------------------------------------------------------------------------------
Outstanding December 31, 2001                       $22.87              172,990
================================================================================
Exercisable options at
    December 31, 2001                               $22.79              157,990
    December 31, 2000                               $22.71              157,890
    December 31,1999                                $24.44              216,139

         As of December 31, 2001, the Company had the following outstanding options:

Exercise Price                             $22.44-$23.56      $26.75      $27.00
--------------------------------------------------------------------------------
Options Outstanding                              162,990       9,000       1,000
    Weighted Average Exercise Price               $23.24      $26.75      $27.00
Weighted Average Remaining Life                      4.6         6.3         5.6
Options Exercisable                              150,240       6,750       1,000
    Weighted Average Exercise Price               $23.52      $26.75      $27.00

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

         The Company's weighted average fair value of options granted and assumptions used, were as follows:

                                                     2001        2000       1999
--------------------------------------------------------------------------------
Risk-free interest rate                                 -       5.22%      6.79%
Dividend yield                                          -       2.00%      2.00%
Stock price volatility factor                           -         .19        .18
Weighted average expected life (years)                  -           8          8
Weighted average fair value of options granted          -       $6.25      $6.95

         For purposes of pro forma disclosures, the estimated fair value of options granted is amortized to expense over the option's vesting period. The pro forma effect on net income is not representative of the pro forma effect on net income in future years because grants made in 1996 and later years have an increasing vesting period.

         The Company's pro forma information consisted of the following:


                                                      2001          2000            1999
-----------------------------------------------------------------------------------------
Net income - as reported                        $8,787,193   $28,135,673     $23,927,981
Net income - pro forma                           8,738,000    27,968,000      23,565,000
Basic earnings per share - as reported                 .91          2.85            2.29
Diluted earnings per share - as reported               .91          2.85            2.29
Basic earnings per share - pro forma                   .90          2.84            2.26
Diluted earnings per share - pro forma                 .90          2.83            2.26


NOTE K -- PROFIT SHARING AND SECURITY BONUS PLANS

         The Company and certain subsidiaries have a profit sharing plan for office and warehouse personnel. The amounts of the companies' annual contributions are determined by the respective boards of directors subject to limitations based upon current operating profits (as defined) or participants' compensation (as defined).

         The plan also has a 401 (k) defined contribution saving feature. This feature, available to all participants, was provided to give employees a pre-tax investment vehicle to save for retirement. The Company does not match the contributions made by plan participants.

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

         Provisions for profit sharing and security bonus plans aggregated $5,363,000, $5,222,000 and $5,051,000 for the years ended December 31, 2001,
2000 and 1999, respectively.

NOTE L -- INCOME TAXES

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

Deferred Tax Assets:                                      2001              2000
--------------------------------------------------------------------------------
Compensation and benefits                          $11,938,000       $12,257,000
Inventory                                            2,363,000         1,847,000
Net operating loss carryforwards of subsidiary       5,106,000         4,718,000
Accounts receivable                                    557,000           519,000
Other                                                1,183,000           873,000
--------------------------------------------------------------------------------
Total Deferred Tax Assets                           21,147,000        20,214,000
Valuation allowance for deferred tax assets        (5,106,000)       (4,718,000)
--------------------------------------------------------------------------------
Net Deferred Tax Assets                             16,041,000        15,496,000
--------------------------------------------------------------------------------

Deferred Tax Liabilities:
--------------------------------------------------------------------------------
Property, plant & equipment                            675,000           883,000
Investment in real estate                            1,767,000         1,949,000
Other                                                  449,000         1,595,000
--------------------------------------------------------------------------------
Total Deferred Tax Liabilities                       2,891,000         4,427,000
--------------------------------------------------------------------------------
Total Net Deferred Tax Assets                      $13,150,000       $11,069,000
================================================================================

         Net deferred tax assets include the tax impact of items in comprehensive income of $1,183,000 and $873,000 at December 31, 2001 and 2000, respectively.

         Income (loss) before income taxes for the years ended December 31, consisted of the following:

                                               2001          2000           1999
--------------------------------------------------------------------------------
United States                           $18,522,707   $49,259,320    $41,494,677
Foreign                                 (1,380,514)   (1,693,647)    (1,224,696)
--------------------------------------------------------------------------------
                                        $17,142,193   $47,565,673    $40,269,981
================================================================================

         The provisions for income taxes for the years ended December 31, consisted of the following:

                                      2001               2000               1999
--------------------------------------------------------------------------------
Current
     Federal                    $8,348,000        $16,945,000        $15,187,000
     State                       1,778,000          3,067,000          3,088,000
--------------------------------------------------------------------------------
                                10,126,000         20,012,000         18,275,000
Deferred benefit               (1,771,000)          (582,000)        (1,933,000)
--------------------------------------------------------------------------------
                                $8,355,000        $19,430,000        $16,342,000
================================================================================

         The reconciliation between the effective income tax rate and the statutory federal rate is as follows:

                                               2001          2000           1999
--------------------------------------------------------------------------------
Statutory federal rate                        35.0%         35.0%          35.0%
Increase (decrease)
     resulting from:
     State income taxes, net of
         federal income tax benefit             6.7           4.2            5.0
     Foreign losses                             5.1           1.5            1.5
     Other items, net                           1.9            .1           (.9)
--------------------------------------------------------------------------------
Provision for income taxes                    48.7%         40.8%          40.6%
================================================================================

         Income taxes paid for the years ended December 31, 2001, 2000, and 1999 amounted to $13,399,000, $21,212,000 and $17,157,000, respectively.

NOTE M -- COMMITMENTS

         The Company's minimum rental commitments, principally for equipment, under noncancelable leases in effect at December 31, 2001, amounted to approximately $13,490,177. Such rentals are payable as follows: 2002 - $2,657,673; 2003 - $1,871,082; 2004 - $1,624,366; 2005 - $1,312,326; 2006 -
$932,460; and 2007 and thereafter- $5,092,270.

         Total rental expense for the years ended December 31, 2001, 2000 and 1999 amounted to $3,090,000, $2,783,000 and $2,203,000, respectively.

NOTE N -- INCOME PER SHARE

         The computation of basic and diluted earnings per share consisted of the following:

                                                     Year ended December 31
(In thousands, except per share data)              2001         2000        1999
--------------------------------------------------------------------------------
Numerator:
Net income                                       $8,787      $28,136     $23,928
================================================================================
Denominator:
     Denominator for basic income per
       share - weighted average shares            9,684        9,860      10,444
Effect of dilutive securities:
     Stock option plans                              25           14           2
--------------------------------------------------------------------------------
Denominator for diluted
       income per share -
       adjusted weighted average shares           9,709        9,874      10,446
================================================================================
Basic income per share                            $0.91        $2.85       $2.29
================================================================================
Diluted income per share                          $0.91        $2.85       $2.29
================================================================================

NOTE 0 -- SEGMENT REPORTING

         The Company has three reportable segments: Maintenance, Repair and Replacement (MRO) distribution, Original Equipment Manufacturer (OEM) distribution and manufacturing, and international distribution. The operations of the Company's MRO distribution segment distribute a wide range of MRO parts to repair and maintenance organizations by the Company's force of independent sales agents.

         The operations of the Company's OEM segment manufacture and distribute component parts to large OEM manufacturers through a network of independent sales agents as well as internal sales employees.

         The international distribution segment consists of the Company's distribution businesses in Canada, Mexico, and the United Kingdom of principally MRO parts.

         The Company's reportable segments are distinguished by the nature of products distributed and sold, types of customers, and geographical location.

         The Company evaluates performance and allocates resources to reportable segments primarily based on operating income. The accounting polices of the reportable segments are the same as those described in the summary of significant policies except that the Company records its federal and state deferred tax assets and liabilities at corporate. Intersegment sales are not significant.

         Financial information for the Company's reportable segments consisted of the following:


                                                          Year ended December 31
                                                   2001           2000              1999
-------------------------------------------------------------------------------------------
Net sales
     MRO distribution                           $306,917,045   $283,969,540   $274,040,132
     OEM distribution                             52,350,227     52,001,028     42,435,187
     International distribution                   20,139,803     12,996,918     12,511,780
-------------------------------------------------------------------------------------------
       Consolidated total                       $379,407,075   $348,967,486   $328,987,099
-------------------------------------------------------------------------------------------
Operating Income (loss)
     MRO distribution                            $15,167,119    $39,336,157    $35,084,960
     OEM distribution                              2,165,731      4,052,210      3,465,508
     International distribution                  (1,131,045)    (1,564,812)    (1,142,319)
-------------------------------------------------------------------------------------------
       Consolidated total                        $16,201,805    $41,823,555    $37,408,149
-------------------------------------------------------------------------------------------
Capital expenditures
     MRO distribution                             $4,496,163     $2,761,755     $5,681,211
     OEM distribution                                683,937        570,225        520,536
     International distribution                       48,829         60,478        260,601
-------------------------------------------------------------------------------------------
       Consolidated total                         $5,228,929     $3,392,458     $6,462,348
-------------------------------------------------------------------------------------------
Depreciation and amortization
     MRO distribution                             $6,553,422     $5,176,344     $5,074,905
     OEM distribution                              1,060,392      1,130,394      1,011,618
     International distribution                      532,199        356,925        440,936
-------------------------------------------------------------------------------------------
       Consolidated total                         $8,146,013     $6,663,663     $6,527,459
-------------------------------------------------------------------------------------------
Total assets
     MRO distribution                           $165,126,824   $160,169,065   $155,376,398
     OEM distribution                             34,183,609     32,181,862     32,763,599
     International distribution                   20,319,932     19,301,539     17,677,880
-------------------------------------------------------------------------------------------
       Segment total                             219,630,365    211,652,466    205,817,877
-------------------------------------------------------------------------------------------
     Corporate                                    13,150,000     11,069,000     10,173,000
-------------------------------------------------------------------------------------------
       Consolidated total                       $232,780,365   $222,721,466   $215,990,877
===========================================================================================


         The reconciliation of segment profit to consolidated income before income taxes consisted of the following:


                                                        Year ended December 31
                                                       2001          2000           1999
-----------------------------------------------------------------------------------------
Total operating income for reportable segments  $16,201,805   $41,823,555    $37,408,149
Interest and dividend income                        654,257     1,072,730      1,312,312
Interest expense                                  (705,756)       (7,959)        (7,351)
Gain from sale of partnership interest                   --     3,502,336             --
Other - net                                         991,887     1,175,011      1,556,871
-----------------------------------------------------------------------------------------
     Income before income taxes                 $17,142,193   $47,565,673    $40,269,981
========================================================================================


         Financial information related to the Company's operations by geographic area consisted of the following:

                                              Year ended December 31
                                             2001           2000            1999
--------------------------------------------------------------------------------
Net sales
     United States                   $359,267,272   $335,970,568    $316,475,319
     Canada                            13,998,416      7,980,367       7,154,424
     Other foreign countries            6,141,387      5,016,551       5,357,356
--------------------------------------------------------------------------------
       Consolidated total            $379,407,075   $348,967,486    $328,987,099
================================================================================

                                                   December 31
                                             2001           2000            1999
--------------------------------------------------------------------------------
Long-lived assets
     United States                    $61,173,006    $39,155,963     $42,509,070
     Canada                             6,300,247      2,154,539       2,312,377
     Other foreign countries              395,939        525,444         778,652
--------------------------------------------------------------------------------
       Consolidated total             $67,869,192    $41,835,946     $45,600,099
================================================================================

         Net sales are attributed to countries based on the location of customers. Long-lived assets consist of total property, plant and equipment and intangible assets such as goodwill.

NOTE P -- SUMMARY OF UNAUDITED QUARTERLY RESULTS OF OPERATIONS

         Unaudited quarterly results of operations for the years ended December 31, 2001 and 2000 are summarized as follows:


                                                                           Quarter ended
2001                                                     Mar. 31             Jun. 30           Sept. 30    Dec. 31(1,2)
----------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)
Net sales (3)                                            $83,650             $98,980           $100,000       $96,777
Cost of goods sold(3)                                     29,937              33,888             35,256        31,984
Income (loss) before income taxes(3)                       5,825               6,927              5,838       (1,448)
Provision for income taxes                                 2,587               2,939              2,525           304
Net income (loss)                                          3,238               3,988              3,313        (1,752)
Net income (loss) per share of common stock
       Basic                                                 .33                 .41                .34         (.18)
       Diluted                                               .33                 .41                .34         (.18)
Diluted weighted average shares outstanding
                                                           9,730               9,740              9,715         9,652

                                                                           Quarter ended
2000                                                     Mar. 31             Jun. 30           Sept. 30    Dec. 31(1,4)
----------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)
Net sales                                                $86,280             $89,632            $88,064       $84,991
Cost of goods sold                                        29,946              30,458             30,094        26,758
Income before income taxes                                10,908              11,381             10,736        14,541
Provision for income taxes                                 4,463               4,664              4,358         5,945
Net income                                                 6,445               6,717              6,378         8,596
Net income per share of common stock
       Basic                                                 .64                 .68                .66           .89
       Diluted                                               .64                 .68                .65           .88
Diluted weighted average shares outstanding
                                                          10,093               9,895              9,718         9,729

1 Inventories and cost of goods sold during interim periods are determined through the use of estimated gross profit rates. The difference between actual and estimated gross profit rates used for interim periods is adjusted in the fourth quarter. This adjustment increased net income by approximately $2,055,000 and $1,349,000 in 2001 and 2000, respectively.

2 The fourth quarter included non-recurring charges for the write-off of capitalized software and implementation costs of an enterprise information system project which the Company decided to discontinue as well as a non-recurring promotional program related to the acquisition of Premier operations. These charges reduced net income by $5,138,000 and $2,021,000, respectively.

3 The Company acquired the business of Premier as of March 30, 2001. The results of the acquisition are included in the quarterly results since the date of the acquisition.

4 The fourth quarter includes a gain of $2,136,000, net of income taxes, relative to the sale of the Company's interest in a real estate investment.


                                                                     SCHEDULE II

                     LAWSON PRODUCTS, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                                           BALANCE AT       CHARGED TO
                                          BEGINNING OF      COSTS AND       DEDUCTIONS-        BALANCE AT END
                     DESCRIPTION              PERIOD         EXPENSES       DESCRIBE (A)          OF PERIOD
                     -----------              ------         --------       ------------          ---------

Allowance deducted from assets
   to which it applies:
    Allowance for doubtful accounts:

Year ended December 31, 2001                  $1,658,585        $1,901,379      $1,756,785        $1,803,179
Year ended December 31, 2000                   1,601,649         1,419,120       1,362,184         1,658,585
Year ended December 31, 1999                   1,450,067         1,065,811         914,229         1,601,649

Note A - Uncollected receivables written off, net of recoveries.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         a.  Directors
             ---------

         The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 2002, under the caption "Election of Directors," which information is incorporated herein by reference.

         b  Executive Officers
            ------------------

         The information required by this Item is set forth in Item 1 - Business under "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION.

         The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 2002, under the caption "Remuneration of Executive Officers," which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 2002 under the caption "Securities Beneficially Owned by Principal Stockholders and Management," which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of stockholders to be held on May 14, 2002 under the caption "Election of Directors," which information is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      (1)      Financial Statements
                  --------------------

         The following information is presented in this report:

                  Consolidated Balance Sheets as of December 31, 2001 and 2000.

                  Consolidated Statements of Income for the Years ended December 31, 2001, 2000 and 1999.

                  Consolidated Statements of Changes in Stockholders' Equity for the Years ended December 31, 2001, 2000 and 1999.

                  Consolidated Statements of Cash Flows for the Years ended December 31, 2001, 2000 and 1999.

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

         3(b)       Amended and Restated By-laws of the Company.

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


--------
*Indicates management employment contracts or compensatory plans or arrangements.

         10(c)(8) Lawson Products, Inc. Stock Performance Plan, incorporated herein by reference from Exhibit 10(c)(8) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

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

                                                   LAWSON PRODUCTS, INC.

Date:  March 21, 2002                     By /s/ Robert J. Washlow
                                             -----------------------------------
                                             Robert J. Washlow, Chairman of the
                                             Board and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below this 21st day of March, 2002, by the following persons on behalf of the registrant and in the capacities indicated.

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

3(b)            Amended and Restated By-laws of the Company.

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

10(c)(8) Lawson Products, Inc. Stock Performance Plan, incorporated herein by reference from Exhibit 10(c)(8) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

21              Subsidiaries of the Company.

23              Consent of Ernst & Young LLP.