Form 10-Q
period 2002-03-31
LAWSON PRODUCTS INC/NEW/DE/
filed 2002-05-09
CIK 703604

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549
                          -----------------------------

                                    FORM 10-Q

                  Quarterly Report under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
                          -----------------------------


For Quarter Ended March 31, 2002                     Commission file no. 0-10546
                  --------------                                         -------


                              LAWSON PRODUCTS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                                      36-2229304
----------------------------------------------       ---------------------------
       (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                      Identification No.)


1666 East Touhy Avenue, Des Plaines, Illinois                     60018
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone no., including area code:  (847) 827-9666
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 9,618,107 Shares, $1 par value, as of April 16, 2002.

PART I                     FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------


                     LAWSON PRODUCTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)                                         March 31, 2002           December 31, 2001
                                                                              ------------------------  ------------------------
                                                                                    (UNAUDITED)
ASSETS
Current Assets:
  Cash and cash equivalents                                                   $                 3,917   $                 6,987
  Marketable securities                                                                           498                     1,737
  Accounts receivable, less allowance for doubtful accounts                                    46,829                    44,314
  Inventories (Note B)                                                                         60,604                    65,543
  Miscellaneous receivables and prepaid expenses                                               10,461                    12,009
  Deferred income taxes                                                                         2,478                     2,471
                                                                              ------------------------  ------------------------
         Total Current Assets                                                                 124,787                   133,061

Property, plant and equipment, less
 allowances for depreciation and amortization                                                  39,046                    39,059
Investments in real estate                                                                      1,095                       945
Deferred income taxes                                                                          10,908                    10,679
Goodwill, less accumulated amortization                                                        28,744                    28,810
Other assets                                                                                   16,996                    20,226
                                                                              ------------------------  ------------------------

         Total Assets                                                         $               221,576                $  232,780
                                                                              ========================  ========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Revolving line of credit                                                    $                 5,000   $                 4,000
  Accounts payable                                                                              5,628                     6,948
  Accrued expenses and other liabilities                                                       16,301                    21,414
  Income taxes                                                                                  1,715                       ---
                                                                              ------------------------  ------------------------
         Total Current Liabilities                                                             28,644                    32,362
                                                                              ------------------------  ------------------------

 Accrued liability under security bonus plans                                                  19,713                    19,297
  Revolving line of credit                                                                        ---                    10,000
  Other                                                                                        11,461                    11,223
                                                                              ------------------------  ------------------------
                                                                                               31,174                    40,520
                                                                              ------------------------  ------------------------
Stockholders' Equity:
  Preferred Stock, $1 par value:
   Authorized - 500,000 shares; Issued and outstanding - None                                     ---                       ---
  Common Stock, $1 par value:
    Authorized - 35,000,000 shares
   Issued and outstanding-(2002-9,618,107 shares; 2001-9,629,307 shares)                        9,618                     9,629

  Capital in excess of par value                                                                  921                       913

  Retained earnings                                                                           153,534                   151,554

  Accumulated other comprehensive income                                                      (2,315)                   (2,198)



                                                                                                      0
                                                                              ------------------------  ------------------------
         Total Stockholders' Equity                                                           161,758                   159,898
                                                                              ------------------------  ------------------------

 Total Liabilities and Stockholders' Equity                                   $               221,576   $               232,780
                                                                              ========================  ========================

            See notes to condensed consolidated financial statements.



                                 LAWSON PRODUCTS, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                               (UNAUDITED)
(Amounts in thousands, except per share data)
                                                            For the
                                                      Three Months Ended
                                                           March 31,
                                                   2002               2001
                                               ---------------   ---------------
Net sales                                      $       95,746    $       83,650
Cost of goods sold (Note B)                            33,704            29,937
                                               ---------------   ---------------
Gross profit                                           62,042            53,713

 Selling, general and administrative expenses          56,042            48,631
                                               ---------------   ---------------
Operating income                                        6,000             5,082
                                               ---------------   ---------------

Investment and other income                               483               743
Interest expense                                           73               ---
                                               ---------------   ---------------

Income before income taxes                              6,410             5,825

Provision for income taxes                              2,578             2,587
                                               ---------------   ---------------

Net income                                     $        3,832    $        3,238
                                               ===============   ===============

Net income per share of common stock:
    Basic                                      $         0.40    $         0.33
                                               ===============   ===============

    Diluted                                    $         0.40    $         0.33
                                               ===============   ===============

Cash dividends declared per
  share of common stock                        $         0.16    $         0.16
                                               ===============   ===============

 Weighted average shares outstanding:
    Basic                                               9,627             9,710
                                               ===============   ===============

    Diluted                                             9,657             9,730
                                               ===============   ===============

            See notes to condensed consolidated financial statements.


                                     LAWSON PRODUCTS, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   (UNAUDITED)
(Amounts in thousands)

                                                                                For the
                                                                          Three Months Ended
                                                                               March 31,
                                                                       2002                 2001
                                                                 ------------------   -----------------
Operating activities:
 Net income                                                      $           3,832    $          3,238
 Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                                            1,695               1,764
    Changes in operating assets and liabilities                              1,628             (7,077)
    Other                                                                      538                 222
                                                                 ------------------   -----------------

 Net Cash Provided by (Used in) Operating Activities                         7,693             (1,853)
                                                                 ------------------   -----------------

Investing activities:
 Additions to property, plant and equipment                                (1,322)             (2,191)
 Purchases of marketable securities                                        (2,883)             (7,257)
 Proceeds from sale of marketable securities                                 4,122              28,735
 Acquisition of IPD and Kent Automotive                                        ---            (28,369)
 Other                                                                         176                 ---
                                                                 ------------------   -----------------

 Net Cash Provided by (Used in) Investing Activities                            93             (9,082)
                                                                 ------------------   -----------------

Financing activities:
 Proceeds from revolving line of credit                                     14,000               7,000
 Payments on revolving line of credit                                     (23,000)                 ---
 Dividends paid                                                            (1,541)             (1,456)
 Other                                                                       (315)                 122
                                                                 ------------------   -----------------

 Net Cash Provided by (Used in) Financing Activities                      (10,856)               5,666
                                                                 ------------------   -----------------

     Decrease in Cash and Cash Equivalents                                 (3,070)             (5,269)

 Cash and Cash Equivalents at Beginning of Period                            6,987               7,912
                                                                 ------------------   -----------------

     Cash and Cash Equivalents at End of Period                  $           3,917    $          2,643
                                                                 ==================   =================

            See notes to condensed consolidated financial statements.


                                     Part I

         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
         --------------------------------------------------------------

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------

A) As contemplated by the Securities and Exchange Commission, the accompanying consolidated financial statements and footnotes have been condensed and therefore, do not contain all disclosures required by generally accepted accounting principles. Reference should be made to Lawson Products, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 2001. The Condensed Consolidated Balance Sheet as of March 31, 2002, the Condensed Consolidated Statements of Income for the three month periods ended March 31, 2002 and 2001 and the Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2002 and 2001 are unaudited. In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) have been made, which are necessary to present fairly the results of operations for the interim periods. Operating results for the quarter ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

B) Inventories (consisting of primarily finished goods) at March 31, 2002 and cost of goods sold for the three month periods ended March 31, 2002 and 2001 were determined through the use of estimated gross profit rates. The difference between actual and estimated gross profit is adjusted in the fourth quarter. In 2001, this adjustment increased net income by approximately $2,055,000.

C) Total comprehensive income and its components, net of related tax, for the first quarter of 2002 and 2001 are as follows (in thousands):


                                                          2002          2001
                                                      -----------   -----------

Net income                                            $   3,832     $   3,238
Foreign currency translation adjustments                   (117)         (574)
                                                      ----------    ----------
Comprehensive income                                  $   3,715     $   2,664
                                                      =========     =========

The components of accumulated other comprehensive income, net of related tax, at March 31, 2002 and December 31, 2001 are as follows (in thousands):

                                                          2002          2001
                                                      -----------   --------

Foreign currency translation adjustments              $  (2,315)    $  (2,198)
                                                      ----------    ----------
Accumulated other comprehensive income                $  (2,315)    $  (2,198)
                                                      ==========    ==========

D) Earnings per Share

The calculation of dilutive weighted average shares outstanding at March 31, 2002 and 2001 are as follows (in thousands):

                                                           2002          2001
                                                       -----------   --------

Basic weighted average shares outstanding                  9,627         9,710
Dilutive impact of options outstanding                        30            20
                                                       ---------     ---------
Dilutive weighted average shares outstanding               9,657         9,730
                                                       =========     =========

E) Revolving Line of Credit

In March 2001 the Company entered into a $50 million revolving line of credit. The revolving line of credit matures five years from the closing date and carries an interest rate of prime minus 150 basis points floating or

LIBOR plus 75 basis points, at the Company's option. Interest is payable quarterly on prime borrowings and at the earlier of quarterly or maturity with respect to the LIBOR contracts. The line of credit contains certain financial covenants regarding interest coverage, minimum stockholders' equity and working capital, all of which the Company was in compliance with at March 31, 2002. As the Company has the ability and intent to repay the $5 million outstanding balance with the next twelve months, the $5 million is recorded in current liabilities.

F) Business Acquisition

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

G) New Accounting Standards

In June 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Intangible Assets." Statement No. 142 provides that amortization of goodwill no longer be required but does require the testing of the goodwill for impairment at least annually. Statement No. 142 was adopted by the Company as of January 1, 2002. The Company has not yet completed its initial valuation of the carrying value of the recorded goodwill as required under the statement.

If Statement 142 had been adopted at the beginning of the first quarter of 2001, the non-amortization of goodwill would have increased net income by approximately $31,000 to $3,269,000, which is $.34 a diluted share.

Intangible assets subject to amortization, included within other assets, were as follows (in thousands):

                                                  December 31, 2001
                                  ----------------------------------------------
                                                                         Net
                                      Gross         Accumulated       Carrying
                                       Balance    Amortization          Amount
                                  -------------   -------------    -------------

Trademarks and tradenames         $       1,400   $         137    $       1,263
Customer Lists                              650             ---              650
                                  -------------   -------------    -------------
                                  $       2,050   $         137    $       1,913
                                  -------------   -------------    -------------

At December 31, 2001, trademarks and tradenames are being amortized over a weighted average 15.2 years. Customer lists are being amortized over 20 years. Amortization expense for intangible assets is expected to be $216,000, $216,000, $116,000, $83,000 and $83,000 for 2002 and the next four years.

H) Segment Reporting

The Company has three reportable segments: Maintenance, Repair and Replacement distribution (MRO), Original Equipment Manufacturer distribution and manufacturing (OEM), and international distribution.

Financial information for the Company's reportable segments consisted of the following:

                                             Three Months Ended March 31,
                                       -----------------------------------------
In thousands                                           2002                2001
--------------------------------------------------------------------------------
Net sales
       MRO distribution                             $75,781             $67,171
       OEM distribution                              14,484              13,296
       International distribution
                                                      5,481               3,183
                                       -----------------------------------------
          Consolidated total                        $95,746             $83,650
                                       -----------------------------------------
Operating income (loss)
       MRO distribution                             $ 5,491             $ 4,941
       OEM distribution                               1,068                 604
       International distribution                      (559 )
                                                                          (463)
                                       -----------------------------------------
          Consolidated total                        $ 6,000             $ 5,082
                                       -----------------------------------------

The reconciliation of segment profit to consolidated income before income taxes consisted of the following:

                                             Three Months Ended March 31,
                                        ---------------------------------------
In thousands                                          2002                2001
-------------------------------------------------------------------------------
       Total operating income from
          reportable segments                      $ 6,000             $ 5,082
       Investment and other income
                                                       483                 743
       Interest expense                                   )
                                                       (73                 ---
                                        ---------------------------------------
          Income before income taxes               $                   $ 5,825
                                                     6,410
                                        ---------------------------------------

Asset information related to the Company's reportable segments consisted of the following:


In thousands                               March 31, 2002      December 31, 2001
--------------------------------------------------------------------------------
Total assets

       MRO distribution                         $ 156,004              $ 165,127
       OEM distribution                            33,392                 34,183
       International distribution
                                                   18,794                 20,320
                                       -----------------------------------------
            Total for reportable segments
                                                  208,190                219,630
       Corporate                                   13,386                 13,150
                                       -----------------------------------------
          Consolidated total                    $ 221,576              $ 232,780
                                       -----------------------------------------

At December 31, 2001, the carrying value of goodwill within each reportable segment was as follows (in thousands):

                  MRO distribution                     $22,265
                  OEM distribution                       2,251
                  International distribution             4,294
                                                     ---------
                                                       $28,810

                     Independent Accountants' Review Report


Board of Directors and Stockholders
Lawson Products, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Lawson Products, Inc. and subsidiaries as of March 31, 2002 and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Lawson Products, Inc. as of December 31, 2001, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended, not presented herein, and in our report dated February 28, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                                   /S/ ERNST & YOUNG LLP

April 16, 2002

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, contains certain forward-looking statements pertaining to the ability of the Company to finance future growth, cash dividends and capital expenditures, the ability to successfully integrate acquired businesses and certain other matters. These statements are subject to uncertainties and other factors which could cause actual events or results to vary materially from those anticipated. The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS
        ------------------------------------

Net sales for the three-month period ended March 31, 2002 increased 14.5% to $95,746,000 relative to the similar period of 2001. Maintenance, Repair and Replacement (MRO) distribution net sales increased by $8.6 million, including $11.7 million in sales generated by the addition of the field and inside sales representatives from the IPD and Kent divisions of the North American business of Premier Farnell, acquired March 30, 2001 (Please refer to Note F). These sales gains more than offset reduced contributions by other MRO units. International distribution sales were also positively impacted by the sales of IPD and Kent in Canada, representing $2.1 million of the segment increase of $2.3 million. Original Equipment Manufacturer (OEM) net sales increased $1.2 million.

Operating income for the three-month period ended March 31, 2002 advanced $.9 million, or 18.1% over the comparable period of 2001. This increase was primarily due to the higher net sales of the MRO segment noted above and slightly higher gross margins, which more than offset increases in selling, general and administrative (S,G&A) expenses. The OEM segment also realized an increase in operating income, resulting from higher net sales and lower selling S,G&A expenses, partially offset by lower gross margins. Operating losses for the international distribution segment were slightly higher as a result of higher S,G&A expenses, which more than offset the contribution from higher net sales. Both the MRO and OEM segments operating income benefited from FASB Statement No. 142's non-amortization of goodwill requirement.

Net income increased 18.3% to $3,832,000 ($.40 per diluted share) for the three months ended March 31, 2002 from $3,238,000 ($.33 per diluted share) for the similar period of 2001. This increase is attributable to the gains in net sales and slightly higher gross margins noted above as well as a lower effective income tax rate, which more than offset higher S,G&A expenses, lower investment income and higher interest expense.

The Company's acquisition of IPD and Kent was completed using the proceeds from the sale of marketable securities and borrowings under the $50 million unsecured line of credit which the Company entered into in March 2001. This resulted in the decrease in investment and other income and an increase in interest expense for the three months ended March 31, 2002. Per share net income for 2002 and 2001 was positively impacted by the Company's share repurchase program.

Cash flows provided by operations for the three months ended March 31, 2002 were $7.7 million while the Company used $1.9 million of cash in operations for the comparable period of 2001. This increase was due primarily to the advance in net income noted above, as well as net decreases in operating assets, primarily inventories and other assets, while in 2001, cash flows provided from operating income were negatively impacted by decreases in accrued expenses and accounts payable. Additions to property, plant and equipment were $1.3 million and $2.2 million, respectively, for the three months ended March 31, 2002 and 2001. Consistent with prior years, capital expenditures were incurred primarily for improvement of existing facilities and for the purchase of related equipment as well as for the improvement of new leased facilities. Capital expenditures during 2001 primarily reflect purchases of computer related equipment and warehouse equipment and building improvements.

During the first quarter of 2002, the Company purchased 11,600 shares of its own common stock for approximately $325,000. Of these purchases, 8,765 shares were acquired pursuant to the 2000 Board authorization to purchase up to 500,000 shares and 2,835 shares represented the remaining shares authorized for purchase under the 1999 Board authorization to purchase up to 500,000 shares. All shares purchased as of March 31, 2002 have been retired. Funds to purchase these shares were provided by investments and cash flows from operations. Current investments, cash flows from operations and the $50,000,000 unsecured line of credit are expected to be sufficient to finance the Company's future growth, cash dividends and capital expenditures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk at March 31, 2002 from that reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

                                                     LAWSON PRODUCTS, INC.
                                                         (Registrant)



Dated April  16, 2002                                /s/ Robert J. Washlow
     ----------------                       ------------------------------------
                                                       Robert J. Washlow
                                                     Chairman of the Board
                                                 (principal executive officer)



Dated April 16 , 2002                                /s/ Joseph L. Pawlick
     ----------------                       ------------------------------------
                                                       Joseph L. Pawlick
                                                    Chief Financial Officer
                                                 (principal financial officer)