Form 10-Q
period 2002-06-30
LAWSON PRODUCTS INC/NEW/DE/
filed 2002-08-14
CIK 703604

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                       ----------------------------------

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       ----------------------------------

For Quarter Ended JUNE 30, 2002                   Commission file no. 0-10546
                  -------------                                       -------

                              LAWSON PRODUCTS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                  36-2229304
-----------------------------------      ---------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)

1666 EAST TOUHY AVENUE, DES PLAINES, ILLINOIS                   60018
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone no., including area code:  (847) 827-9666
                                                  --------------

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
                     Former name, former address and former
                   fiscal year, if changed since last report.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                            9,600,707 SHARES, $1 PAR VALUE, AS OF JULY 15, 2002.
                            ----------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS


                     LAWSON PRODUCTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)                                              JUNE 30,        DECEMBER 31,
                                                                                          2002             2001
                                                                                    ---------------- ----------
                                                                                      (UNAUDITED)
ASSETS
------
Current Assets:
   Cash and cash equivalents                                                        $        4,188   $        6,987
   Marketable securities                                                                     1,084            1,737
   Accounts receivable, less allowance for doubtful accounts                                48,284           44,314
   Inventories (Note B)                                                                     60,074           65,543
   Miscellaneous receivables and prepaid expenses                                           11,833           12,009
   Deferred income taxes                                                                     2,486            2,471
                                                                                    --------------   --------------
         Total Current Assets                                                              127,949          133,061

Property, plant and equipment, less allowances for depreciation and
    amortization                                                                            39,981           39,059
Investments in real estate                                                                   1,105              945
Deferred income taxes                                                                       10,767           10,679
Goodwill, less accumulated amortization                                                     28,649           28,810
Other assets                                                                                15,892           20,226
                                                                                    --------------   --------------
         Total Assets                                                               $      224,343   $      232,780
                                                                                    ==============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
   Revolving line of credit                                                         $        5,000   $        4,000
   Accounts payable                                                                          6,048            6,948
   Accrued expenses and other liabilities                                                   16,762           21,414
                                                                                    --------------   --------------
         Total Current Liabilities                                                          27,810           32,362
                                                                                    --------------   --------------

   Accrued liability under security bonus plans                                             19,805           19,297
   Revolving line of credit                                                                    ---           10,000
   Other                                                                                    12,188           11,223
                                                                                    --------------   --------------
                                                                                            31,993           40,520
                                                                                    --------------   --------------

Stockholders' Equity:
   Preferred Stock, $1 par value:  Authorized - 500,000 shares;
     Issued and outstanding - None                                                             ---              ---
   Common Stock, $1 par value:  Authorized - 35,000,000 shares;
     Issued and outstanding-(2002 - 9,606,107 shares; 2001- 9,629,307 shares)                9,606            9,629

   Capital in excess of par value                                                            2,100              913

   Retained earnings                                                                       154,807          151,554

   Accumulated other comprehensive income                                                   (1,973)          (2,198)
                                                                                    ---------------  ---------------
         Total Stockholders' Equity                                                        164,540          159,898
                                                                                    --------------   --------------

         Total Liabilities and Stockholders' Equity                                 $      224,343   $      232,780
                                                                                    ==============   ==============

See notes to condensed consolidated financial statements.



                     LAWSON PRODUCTS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              FOR THE                            FOR THE
                                                        THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                              JUNE 30,                           JUNE 30,
                                                 ---------------------------------  ---------------------
                                                       2002              2001             2002              2001
                                                 ---------------   ---------------  ---------------   ----------

Net sales                                        $       99,890    $       98,980   $      195,636    $      182,630
Cost of goods sold (Note B)                              35,343            33,888           69,047            63,825
                                                 --------------    --------------   --------------    --------------
Gross profit                                             64,547            65,092          126,589           118,805

Selling, general and administrative expenses             56,995            58,214          113,037           106,845
                                                 --------------    --------------   --------------    --------------
Operating income                                          7,552             6,878           13,552            11,960

Investment and other income                                 535               303            1,018             1,046
Interest expense                                             31               254              104               254
                                                 --------------    --------------   --------------    --------------

Income before income taxes                                8,056             6,927           14,466            12,752

Provision for income taxes                                3,360             2,939            5,938             5,526
                                                 --------------    --------------   --------------    --------------

Net income                                       $        4,696    $        3,988   $        8,528    $        7,226
                                                 ==============    ==============   ==============    ==============

Net income per share of common stock:
     Basic                                       $         0.49    $         0.41   $         0.89    $         0.74
                                                 ==============    ==============   ==============    ==============

     Diluted                                     $         0.49    $         0.41   $         0.88    $         0.74
                                                 ==============    ==============   ==============    ==============

Cash dividends declared per
  share of common stock                          $         0.16    $         0.16   $         0.32    $         0.32
                                                 ==============    ==============   ==============    ==============

Weighted average shares outstanding:
     Basic                                                9,611             9,711            9,619             9,710
                                                 ==============    ==============   ==============    ==============

     Diluted                                              9,643             9,740            9,647             9,736
                                                 ==============    ==============   ==============    ==============

See notes to condensed consolidated financial statements.



                     LAWSON PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(AMOUNTS IN THOUSANDS)

                                                                                                FOR THE
                                                                                            SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                          2002             2001
                                                                                    ---------------  ----------
Operating activities:
Net income                                                                          $        8,528   $        7,226
Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation and amortization                                                           3,454            3,864
     Changes in operating assets and liabilities                                            (1,139)         (24,497)
     Other                                                                                   1,768              688
                                                                                    --------------   --------------

Net Cash Provided by (Used in) Operating Activities                                         12,611          (12,719)
                                                                                    --------------   ---------------


Investing activities:
Additions to property, plant and equipment                                                  (3,605)          (3,755)
Purchases of marketable securities                                                          (4,679)          (9,219)
Proceeds from sale of marketable securities                                                  5,632           33,586
Acquisition of IPD and Kent Automotive                                                         ---          (34,378)
Other                                                                                          356              100
                                                                                    --------------   --------------

Net Cash Used in Investing Activities                                                       (2,296)         (13,666)
                                                                                    ---------------  ---------------


Financing activities:
Purchases of treasury stock                                                                 (2,284)             (46)
Proceeds from revolving line of credit                                                      26,000           32,400
Payments on revolving line of credit                                                       (35,000)          (9,000)
Dividends paid                                                                              (3,079)          (3,010)
Other                                                                                        1,249              122
                                                                                    --------------   --------------

Net Cash Provided by (Used in) Financing Activities                                        (13,114)          20,466
                                                                                    ---------------  --------------

     Decrease in Cash and Cash Equivalents                                                  (2,799)          (5,919)

Cash and Cash Equivalents at Beginning of Period                                             6,987            7,912
                                                                                    --------------   --------------

     Cash and Cash Equivalents at End of Period                                     $        4,188   $        1,993
                                                                                    ==============   ==============

See notes to condensed consolidated financial statements.


     PART I - NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS


A) As contemplated by the Securities and Exchange Commission, the accompanying consolidated financial statements and footnotes have been condensed and therefore, do not contain all disclosures required by generally accepted accounting principles. Reference should be made to Lawson Products, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 2001. The Condensed Consolidated Balance Sheet as of June 30, 2002, the Condensed Consolidated Statements of Income for the three and six month periods ended June 30, 2002 and 2001 and the Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2002 and 2001 are unaudited. In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) have been made, which are necessary to present fairly the results of operations for the interim periods. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

B) Inventories (consisting of primarily finished goods) at June 30, 2002 and cost of goods sold for the three and six month periods ended June 30, 2002 and 2001 were determined through the use of estimated gross profit rates. The difference between actual and estimated gross profit is adjusted in the fourth quarter. In 2001, this adjustment increased net income by approximately $2,055,000.


C) Total comprehensive income and its components, net of related tax, for the first three and six months of 2002 and 2001 are as follows (in thousands):


                                                Three months ended June 30,
                                                2002                   2001
                                                ----                   ----
Net income                                      $4,696                  $3,988
Foreign currency translation adjustments           342                     378
                                               -------                --------
Comprehensive income                            $5,038                  $4,366
                                                ======                  ======


                                                 Six months ended June 30,
                                                  2002                    2001
                                                  ----                    ----
Net income                                      $8,528                  $7,226
Foreign currency translation adjustments           225                    (196)
                                               -------                ---------
Comprehensive income                            $8,753                  $7,030
                                                ======                  ======

The components of accumulated other comprehensive income, net of related tax, at June 30, 2002 and December 31, 2001 consist only of foreign currency translation adjustments.

D) Earnings per Share

The calculation of dilutive weighted average shares outstanding for the three and six months ended June 30, 2002 and 2001 are as follows (in thousands):


                                                 Three months ended June 30,
                                                 2002                   2001
                                                 ----                   ----
Basic weighted average shares outstanding         9,611                   9,711
Dilutive impact of options outstanding               32                      29
                                                -------                 -------
Dilutive weighted average shares outstanding      9,643                   9,740
                                                  =====                   =====

                                                  Six months ended June 30,
                                                   2002                    2001
                                                   ----                    ----
Basic weighted average shares outstanding         9,619                   9,710
Dilutive impact of options outstanding               28                      26
                                                -------                 -------
Dilutive weighted average shares outstanding      9,647                   9,736
                                                  =====                   =====


E) Revolving Line of Credit

In March 2001 the Company entered into a $50 million revolving line of credit. The revolving line of credit matures five years from the closing date and carries an interest rate of prime minus 150 basis points floating or LIBOR plus 75 basis points, at the Company's option. Interest is payable quarterly on prime borrowings and at the earlier of quarterly or maturity with respect to the LIBOR contracts. The line of credit contains certain financial covenants regarding interest coverage, minimum stockholders' equity and working capital, all of which the Company was in compliance with at June 30, 2002.

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

G) New Accounting Standards

In June 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Intangible Assets." Statement No. 142 provides that amortization of goodwill no longer be required but does require the testing of the goodwill for impairment at least annually. Statement No. 142 was adopted by the Company as of January 1, 2002. The Company has completed its initial valuation of the carrying value of the recorded goodwill as required under the statement and determined the carrying value was appropriately recorded.

If Statement 142 had been adopted at the beginning of the first quarter of 2001, the non-amortization of goodwill would have increased net income for the three and six-month periods in 2001 by approximately $241,000 to $4,229,000 ($.43 per diluted share) and $272,000 to $7,498,000, ($.77 per diluted share), respectively.

Intangible assets subject to amortization, included within other assets, were as follows (in thousands):

                                           June 30, 2002
                                           -------------

                                                                    Net
                                 Gross         Accumulated       Carrying
                                Balance       Amortization        Amount
Trademarks and tradenames        $1,400              $229           $1,171
Customer lists                      650                16              634
                                -------             -----         --------
                                 $2,050              $245           $1,805
                                 ------              ----           ------

                                       December 31, 2001
                                       -----------------

                                                                    Net
                                 Gross         Accumulated       Carrying
                                Balance       Amortization        Amount
Trademarks and tradenames        $1,400              $137           $1,263
Customer lists                      650               ---              650
                                -------           -------          -------
                                 $2,050              $137           $1,913
                                 ------              ----           ------


Trademarks and tradenames are being amortized over a weighted average 15.2 years. Customer lists are being amortized over 20 years. Amortization expense for intangible assets is expected to be $216,000, $216,000, $116,000, $83,000 and $83,000 for 2002 and the next four years.

H) Segment Reporting

The Company has three reportable segments: Maintenance, Repair and Replacement
(MRO) distribution, Original Equipment Manufacturer distribution and manufacturing (OEM), and international distribution.

Financial information for the Company's reportable segments consisted of the following:

                                                 Three Months Ended June 30,
                                            ------------------------------------
In thousands                                       2002               2001
--------------------------------------------------------------------------------
Net sales
       MRO distribution                        $  78,878           $  80,612
       OEM distribution                           14,576              12,570
       International distribution                  6,439               5,798
                                            ------------------------------------
          Consolidated total                   $  99,890           $  98,980
                                            ------------------------------------
Operating income (loss)
       MRO distribution                        $   6,822           $   6,011
       OEM distribution                            1,055                 653
       International distribution                   (325)                214
          Consolidated total                   $   7,552           $   6,878
                                            ------------------------------------

The reconciliation of segment profit to consolidated income before income taxes consisted of the following:

                                                 Three Months Ended June 30,
                                            ------------------------------------
In thousands                                              2002        2001
--------------------------------------------------------------------------------
       Total operating income from
          Reportable segments                   $  7,552           $  6,878
       Investment and other income                   535                303
       Interest expense                              (31)              (254)
                                            ------------------------------------
          Income before income taxes            $  8,056           $  6,927
                                            ------------------------------------


                                                  Six Months Ended June 30,
                                            ------------------------------------
In thousands                                       2002               2001
--------------------------------------------------------------------------------
Net sales
       MRO distribution                        $ 154,659          $ 147,783
       OEM distribution                           29,060             25,866
       International distribution                 11,917              8,981
                                            ------------------------------------
          Consolidated total                   $ 195,636          $ 182,630
                                            ------------------------------------
Operating income (loss)
       MRO distribution                        $  12,314          $  10,953
       OEM distribution                            2,122              1,256
       International distribution                   (884)              (249)
                                            ------------------------------------
          Consolidated total                   $  13,552          $  11,960
                                            ------------------------------------

The reconciliation of segment profit to consolidated income before income taxes consisted of the following:

                                                  Six Months Ended June 30,
                                            ------------------------------------
In thousands                                       2002               2001
--------------------------------------------------------------------------------
       Total operating income from
          Reportable segments                  $  13,552          $  11,960
       Investment and other income                 1,018              1,046
       Interest expense                             (104)              (254)
                                            ------------------------------------
       Income before income taxes              $  14,466          $  12,752
                                            ------------------------------------

Asset information related to the Company's reportable segments consisted of the following:

In thousands                                  June 30, 2002    December 31, 2001
--------------------------------------------------------------------------------
Total assets

       MRO distribution                        $ 156,541      $   165,127
       OEM distribution                           33,794           34,183
       International distribution                 20,755           20,320
                                            ------------------------------------
            Total for reportable segments        211,090          219,630
       Corporate                                  13,253           13,150
                                            ------------------------------------
          Consolidated total                   $ 224,343       $  232,780
                                            ------------------------------------

At December 31, 2001, the carrying value of goodwill within each reportable segment was as follows (in thousands):

                  MRO distribution            $22,265
                  OEM distribution              2,251
                  International distribution    4,294
                                            ---------
                                              $28,810
                                            ---------

                     Independent Accountants' Review Report


Board of Directors and Stockholders
Lawson Products, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Lawson Products, Inc. and subsidiaries as of June 30, 2002 and the related condensed consolidated statements of income for the three month and six month periods ended June 30, 2002 and 2001 and the condensed consolidated statements of cash flows for the six month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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



                                                 /s/ ERNST & YOUNG LLP

July 15, 2002

This Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, contains certain forward-looking statements pertaining to the ability of the Company to finance future growth, cash dividends and capital expenditures, the ability to successfully integrate acquired businesses and certain other matters. These statements are subject to uncertainties and other factors which could cause actual events or results to vary materially from those anticipated. The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

ITEM 2         MANAGEMENT'S DISCUSSION AND ANALYSIS
               ------------------------------------

Net sales for the three and six-month periods ended June 30, 2002 increased 0.9% to $99,890,000 and 7.1% to $195,636,000, respectively, relative to the comparable periods of 2001. Maintenance, Repair and Replacement (MRO) distribution net sales decreased by $1.7 million in the second quarter due to continuing difficult market conditions. The $6.9 million increase in net sales year-to-date is attributable to the sales generated by the addition of the field and inside sales representatives from the IPD and Kent divisions of the North American business of Premier Farnell, acquired March 30, 2001 (Please refer to Note F). International distribution sales for the six-month period were also positively impacted by the sales of IPD and Kent in Canada, representing $2.2 million of the segment increase of $2.9 million. Original Equipment Manufacturer
(OEM) net sales increased $2.0 million and $3.2 million, respectively, for the three and six-month periods ended June 30, 2002. These sales gains are attributable to increased sales from new customer development.

Operating income for the three and six-month periods ended June 30, 2002 rose 9.8% and 13.3%, respectively, over the similar periods of 2001. The MRO and OEM segments realized increases resulting primarily from the higher net sales noted above and FASB Statement No. 142's non-amortization of goodwill requirement, while prior year results were negatively impacted by expenses associated with the IPD/Kent acquisition. During 2002, the Company invested in the expansion of sales and distribution activities in the international distribution segment in the anticipation of increased sales activity, resulting in higher operating losses as compared to the similar periods of 2001.

Net income advanced 17.8% to $4,696,000 ($.49 per diluted share) and 18.0% to $8,528,000 ($.88 per diluted share) for the three and six-month periods, respectively, compared to the similar periods of 2001. The increases are attributable to the gains in net sales, a lower effective income tax rate and the non-amortization of goodwill. Per share net income for 2002 and 2001 was positively impacted by the Company's share repurchase program.

Cash flows provided by operations for the six months ended June 30, 2002 were $12.6 million. The Company used $12.7 million of cash in operations for the comparable period of 2001. The 2002 improvement was due primarily to the advance in net income noted above, as well as net decreases in inventories and other assets. In 2001, cash flows from operations were negatively impacted by increases in accounts receivable, inventories and other current assets largely associated with the acquisition of IPD and Kent. Additions to property, plant and equipment were $3.6 million and $3.8 million, respectively, for the six months ended June 30, 2002 and 2001. Consistent with prior years, capital expenditures were incurred primarily for improvement of existing facilities and for the purchase of related equipment as well as for the improvement of new leased facilities.

During the first six months of 2002, the Company purchased 76,150 shares of its own common stock for approximately $2,284,000. Of these purchases, 73,315 shares were acquired pursuant to the 2000 Board authorization to purchase up to 500,000 shares. The additional 2,835 shares purchased during the first six months of 2002 represented the remaining shares authorized for purchase under the 1999 Board authorization to purchase up to 500,000 shares. In the first six months of 2001, the Company purchased 1,647 shares of its own common stock for approximately $46,000. These shares were acquired pursuant to the 1999 Board authorization described above. All shares purchased as of June 30, 2002 have been retired. Funds to purchase these shares were provided by investments and cash flow from operations. Current investments, cash flow from operations and the $50,000,000 unsecured line of credit are expected to be sufficient to finance the Company's future growth, cash dividends and capital expenditures.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk at June 30, 2002 from that reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

                                     PART II

                                OTHER INFORMATION

Items 1, 2, 3 and 5 are inapplicable and have been omitted from this report.

Item 4.  Submission of Matters to a Vote of Security Holders.

         (a) The annual meeting of stockholders of Lawson Products, Inc. was held on May 14, 2002.

         (b) Set forth below is the tabulation of the votes on each nominee for election as a director:

                                              For                  Withheld
                                                                   Authority

             Ronald B. Port, M.D.             9,193,854            135,015
             Robert G. Rettig                 9,211,787            117,082
             Robert M. Melzer                 9,217,437            111,432

         Messers. Brophey, Saranow and Shaffer continue to serve as directors of the Company for terms ending in 2003 and Messers. Kalish, Port and Washlow continue to serve as directors of the Company for terms ending in 2004.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)      10       Lawson Products, Inc. 2002 Stock Equivalents Plan for
                           Non-Employee Directors

                  15 Letter from Ernst & Young LLP Regarding Unaudited Interim Financial Information

                  99.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) The registrant was not required to file a Current Report on Form 8-K for the most recently completed quarter.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          LAWSON PRODUCTS, INC.
                                          (Registrant)

Dated August 14, 2002                     /s/      Robert J. Washlow
      ---------------                        -----------------------------------
                                                   Robert J. Washlow
                                                   Chairman of the Board

Dated August 14, 2002                     /s/      Joseph L. Pawlick
      ---------------                        -----------------------------------
                                                   Joseph L. Pawlick
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)