Form 10-Q
period 2002-09-30
LAWSON PRODUCTS INC/NEW/DE/
filed 2002-11-08
CIK 703604

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                     --------------------------------------

                                    FORM 10-Q

                  Quarterly Report under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                     --------------------------------------

For quarterly period ended September 30, 2002        Commission file no. 0-10546
                           ------------------                            -------

                              LAWSON PRODUCTS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                       36-2229304
----------------------------------          ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1666 East Touhy Avenue, Des Plaines, Illinois               60018
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone no., including area code:  (847) 827-9666
                                                  --------------

                                 Not applicable
--------------------------------------------------------------------------------
                 Former name, former address and former fiscal
                       year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 9,503,611 Shares, $1 par value, as of October 14, 2002.

                         PART I - FINANCIAL INFORMATION

ITEM 1            FINANCIAL STATEMENTS

                                         LAWSON PRODUCTS, INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

                                                                                  September 30, December 31,
                                                                                      2002        2001
                                                                                   ---------    ---------
                                                                                  (unaudited)
ASSETS
------
Current Assets:
    Cash and cash equivalents                                                      $   3,491    $   6,987
    Marketable securities                                                              1,162        1,737
    Accounts receivable, less allowance for doubtful accounts                         47,183       44,314
    Inventories (Note B)                                                              60,849       65,543
    Miscellaneous receivables and prepaid expenses                                    12,013       12,009
    Deferred income taxes                                                              2,493        2,471
                                                                                   ---------    ---------

              Total Current Assets                                                   127,191      133,061

Property, plant and equipment, less allowances for depreciation and amortization      40,129       39,059
Investments in real estate                                                             1,255          945
Deferred income taxes                                                                 11,204       10,679
Goodwill, less accumulated amortization                                               28,649       28,810
Other assets                                                                          15,537       20,226
                                                                                   ---------    ---------
              Total Assets                                                         $ 223,965    $ 232,780
                                                                                   =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
    Revolving line of credit                                                       $   3,000    $   4,000
    Accounts payable                                                                   6,748        6,948
    Accrued expenses and other liabilities                                            17,235       21,414
                                                                                   ---------    ---------
              Total Current Liabilities                                               26,983       32,362
                                                                                   ---------    ---------

   Accrued liability under security bonus plans                                       20,250       19,297
   Revolving line of credit                                                             --         10,000
   Other                                                                              12,712       11,223
                                                                                   ---------    ---------
                                                                                      32,962       40,520
                                                                                   ---------    ---------
Stockholders' Equity:
   Preferred Stock, $1 par value:
    Authorized - 500,000 shares
    Issued and outstanding - None                                                       --           --
   Common Stock, $1 par value:
    Authorized - 35,000,000 shares
    Issued and outstanding-(2002-9,510,611 shares; 2001-9,629,307 shares)              9,511        9,629

   Capital in excess of par value                                                      2,173          913

   Retained earnings                                                                 154,411      151,554

   Accumulated other comprehensive income                                             (2,075)      (2,198)
                                                                                   ---------    ---------
              Total Stockholders' Equity                                             164,020      159,898
                                                                                   ---------    ---------
              Total Liabilities and Stockholders' Equity                           $ 223,965    $ 232,780
                                                                                   =========    =========
See notes to condensed consolidated financial statements

                                                          -2-

                                         LAWSON PRODUCTS, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                       (UNAUDITED)


(Amounts in thousands, except per share data)

                                                          For the               For the
                                                    Three Months Ended     Nine Months Ended
                                                       September 30,         September 30,
                                                      2002       2001       2002       2001
                                                    --------   --------   --------   --------

Net sales                                           $ 98,474   $100,000   $294,110   $282,630
Cost of goods sold (Note B)                           35,211     35,256    104,258     99,081
                                                    --------   --------   --------   --------
Gross Profit                                          63,263     64,744    189,852    183,549

Selling, general and administrative expenses          56,883     58,939    169,920    165,784
                                                    --------   --------   --------   --------
Operating income                                       6,380      5,805     19,932     17,765

Investment and other income                              293        297      1,311      1,343
Interest expense                                          45        264        149        518
                                                    --------   --------   --------   --------

Income before income taxes                             6,628      5,838     21,094     18,590

Provision for income taxes                             2,869      2,525      8,807      8,051
                                                    --------   --------   --------   --------

Net income                                          $  3,759   $  3,313   $ 12,287   $ 10,539
                                                    ========   ========   ========   ========

Net income per share of common stock:

         Basic                                      $   0.39   $   0.34   $   1.28   $   1.09
                                                    ========   ========   ========   ========

         Diluted                                    $   0.39   $   0.34   $   1.28   $   1.08
                                                    ========   ========   ========   ========

Cash dividends declared per share of common stock   $   0.16   $   0.16   $   0.48   $   0.48
                                                    ========   ========   ========   ========

Weighted average shares outstanding:

         Basic                                         9,551      9,686      9,593      9,700
                                                    ========   ========   ========   ========

         Diluted                                       9,576      9,715      9,619      9,726
                                                    ========   ========   ========   ========

See notes to condensed consolidated financial statements.


                                         LAWSON PRODUCTS, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       (UNAUDITED)


(Amounts in thousands)

                                                                                                  For the
                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                             2002            2001
                                                                                       -------------   -------------
Operating activities:
  Net income                                                                           $     12,287    $     10,539
  Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                        5,054           5,935
         Changes in operating assets and liabilities                                            (88)        (20,418)
         Other                                                                                2,427           1,417
                                                                                       ------------    ------------

  Net Cash Provided by (Used in) Operating Activities                                        19,680          (2,527)
                                                                                       ------------    -------------

Investing activities:
  Additions to property, plant and equipment                                                 (5,099)         (4,141)
  Purchases of marketable securities                                                         (6,264)        (12,126)
  Proceeds from sale of marketable securities                                                 7,139          36,265
  Acquisition of IPD and Kent Automotive                                                        ---         (35,591)
  Other                                                                                         356             100
                                                                                       ------------    ------------

  Net Cash Used in Investing Activities                                                      (3,868)        (15,493)
                                                                                       -------------   -------------

Financing activities:
  Purchases of treasury stock                                                                (5,041)         (1,935)
  Proceeds from revolving line of credit                                                     34,000          57,800
  Payments on revolving line of credit                                                      (45,000)        (36,400)
  Dividends paid                                                                             (4,616)         (4,563)
  Other                                                                                       1,349             166
                                                                                       ------------    ------------

  Net Cash Provided by (Used in) Financing Activities                                       (19,308)         15,068
                                                                                       -------------   ------------

         Decrease in Cash and Cash Equivalents                                               (3,496)         (2,952)

  Cash and Cash Equivalents at Beginning of Period                                            6,987           7,912
                                                                                       ------------    ------------

         Cash and Cash Equivalents at End of Period                                    $      3,491    $      4,960
                                                                                       ============    ============

See notes to condensed consolidated financial statements.


         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

A) As contemplated by the Securities and Exchange Commission, the accompanying consolidated financial statements and footnotes have been condensed and therefore, do not contain all disclosures required by generally accepted accounting principles. Reference should be made to Lawson Products, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 2001. The Condensed Consolidated Balance Sheet as of September 30, 2002, the Condensed Consolidated Statements of Income for the three and nine month periods ended September 30, 2002 and 2001 and the Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2002 and 2001 are unaudited. In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) have been made, which are necessary to present fairly the results of operations for the interim periods. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

B) Inventories (consisting of primarily finished goods) at September 30, 2002 and cost of goods sold for the three and nine month periods ended September 30, 2002 and 2001 were primarily determined through the use of estimated gross profit rates. The difference between actual and estimated gross profit is adjusted in the fourth quarter. In 2001, this adjustment increased net income by approximately $2,055,000.

C) Total comprehensive income and its components, net of related tax, for the first three and nine months of 2002 and 2001 are as follows (in thousands):

                                           Three months ended September 30,
                                                  2002       2001
                                                  ----       ----
Net income                                      $  3,759    $ 3,313
Foreign currency translation adjustments            (102)      (310)
                                                --------    -------
Comprehensive income                            $  3,657    $ 3,003
                                                ========    =======

                                           Nine months ended September 30,
                                                  2002       2001
                                                  ----       ----
Net income                                      $ 12,287   $ 10,539
Foreign currency translation adjustments             123       (506)
                                                --------   --------
Comprehensive income                            $ 12,410   $ 10,033
                                                ========   ========

The components of accumulated other comprehensive income, net of related tax, at September 30, 2002 and December 31, 2001 consist only of foreign currency translation adjustments.

D) Earnings per Share

The calculation of dilutive weighted average shares outstanding for the three and nine months ended September 30, 2002 and 2001 are as follows (in thousands):

                                            Three months ended September 30,
                                                     2002    2001
                                                     ----    ----
Basic weighted average shares outstanding            9,551   9,686
Dilutive impact of options outstanding                  25      29
                                                     -----   -----
Dilutive weighted average shares outstanding         9,576   9,715
                                                     =====   =====

                                            Nine months ended September 30,
                                                     2002    2001
                                                     ----    ----
Basic weighted average shares                        9,593   9,700
Dilutive impact of options outstanding                  26      26
                                                     -----   -----
Dilutive weighted average shares outstanding         9,619   9,726
                                                     =====   =====

E) Revolving Line of Credit

In March 2001 the Company entered into a $50 million revolving line of credit. The revolving line of credit matures five years from the closing date and carries an interest rate of prime minus 150 basis points floating or LIBOR plus 75 basis points, at the Company's option. Interest is payable quarterly on prime borrowings and at the earlier of quarterly or maturity with respect to the LIBOR contracts. The line of credit contains certain financial covenants regarding interest coverage, minimum stockholders' equity and working capital, all of which the Company was in compliance with at September 30, 2002.

F) Business Combination

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

If Statement 142 had been adopted at the beginning of the first quarter of 2001, the non-amortization of goodwill would have increased net income for the three and nine-month periods in 2001 by approximately $266,000 to $3,579,000 ($.37 per diluted share) and $514,000 to $11,053,000, ($1.14 per diluted share), respectively.

Intangible assets subject to amortization, included within other assets, were as follows (in thousands):

                                               September 30, 2002
                                               ------------------

                                                   Accumulated      Net Carrying
                                Gross Balance      Amortization        Amount
                                -------------      ------------        ------

Trademarks and tradenames           $ 1,400          $  275           $ 1,125
Customer lists                          650              24               626
                                    -------          ------           -------

                                    $ 2,050          $  299           $ 1,751
                                    -------          ------           -------

                                               Dectember 31, 2001
                                               ------------------

                                                   Accumulated      Net Carrying
                                Gross Balance      Amortization        Amount
                                -------------      ------------        ------

Trademarks and tradenames           $ 1,400         $  137            $ 1,263
Customer lists                          650            ---                650
                                    -------          ------           -------

                                    $ 2,050         $  137            $ 1,913
                                    -------          ------           -------

Trademarks and tradenames are being amortized over a weighted average 15.2 years. Customer lists are being amortized over 20 years. Amortization expense for intangible assets is expected to be $216,000, $216,000, $116,000, $83,000 and $83,000 for 2002 and the next four years.

H) Segment Reporting

The Company has three reportable segments: Maintenance, Repair and Replacement
(MRO) distribution; Original Equipment Manufacturer (OEM) distribution and manufacturing; and international distribution.

Financial information for the Company's reportable segments consisted of the following:

                                    Three Months Ended September 30,
In thousands                               2002         2001
--------------------------------------------------------------------
Net sales
       MRO distribution                 $  78,268     $  80,920
       OEM distribution                    13,914        13,445
       International distribution           6,292         5,635
                                        ---------     ---------
          Consolidated total            $  98,474     $ 100,000
                                        =========     =========
Operating income (loss)
       MRO distribution                 $   6,549     $   5,199
       OEM distribution                       675           565
       International distribution            (844)           41
                                        ---------     ---------
          Consolidated total            $   6,380     $   5,805
                                        =========     =========

The reconciliation of segment profit to consolidated income before income taxes consisted of the following:

                                    Three Months Ended September 30,
In thousands                               2002         2001
--------------------------------------------------------------------
       Total operating income from
         Reportable segments            $   6,380     $   5,805
       Investment and other income            293           297
       Interest expense                       (45)         (264)
                                        ---------     ---------
         Income before income taxes     $   6,628     $   5,838
                                        =========     =========

                                    Nine Months Ended September 30,
In thousands                               2002         2001
--------------------------------------------------------------------
Net sales
       MRO distribution                 $ 232,927     $ 228,703
       OEM distribution                    42,974        39,311
       International distribution          18,209        14,616
                                        ---------     ---------
          Consolidated total            $ 294,110     $ 282,630
                                        =========     =========
Operating income (loss)
       MRO distribution                 $  18,863     $  16,152
       OEM distribution                     2,797         1,821
       International distribution          (1,728)         (208)
                                        ---------     ---------
          Consolidated total            $  19,932     $  17,765
                                        =========     =========

The reconciliation of segment profit to consolidated income before income taxes consisted of the following:


                                    Nine Months Ended September 30,
In thousands                               2002         2001
--------------------------------------------------------------------
       Total operating income from
          Reportable segments           $  19,932     $  17,765
       Investment and other income          1,311         1,343
       Interest expense                      (149)         (518)
                                        ---------     ---------
       Income before income taxes       $  21,094     $  18,590
                                        =========     =========

Asset information related to the Company's reportable segments consisted of the following:

                                            September 30,    December 31,
                                            -----------------------------
In thousands                                     2002          2001
-------------------------------------------------------------------------
Total assets

       MRO distribution                       $ 154,503       $ 165,127
       OEM distribution                          33,115          34,183
       International distribution                22,650          20,320
                                              ---------       ---------
            Total for reportable segments       210,268         219,630
       Corporate                                 13,697          13,150
                                              ---------       ---------
          Consolidated total                  $ 223,965       $ 232,780
                                              =========       =========

At December 31, 2001, the carrying value of goodwill within each reportable segment was as follows (in thousands):

                  MRO distribution            $ 22,265
                  OEM distribution               2,251
                  International distribution     4,294
                                              --------
                                              $ 28,810
                                              ========

                     Independent Accountants' Review Report


Board of Directors and Stockholders
Lawson Products, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Lawson Products, Inc. and subsidiaries as of September 30, 2002 and the related condensed consolidated statements of income for the three month and nine month periods ended September 30, 2002 and 2001 and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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


                                            /s/ ERNST & YOUNG LLP

Chicago, Illinois
October 14, 2002

This Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, contains certain forward-looking statements pertaining to the ability of the Company to finance future growth, cash dividends and capital expenditures, the ability to successfully integrate acquired businesses and certain other matters. These statements are subject to uncertainties and other factors which could cause actual events or results to vary materially from those anticipated. Lawson Products, Inc. ("Lawson" or the "Company") does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net sales for the three-month period ended September 30, 2002 decreased 1.5%, while the nine-month period ended September 30, 2002 increased 4.1% relative to the similar periods of 2001. Maintenance, Repair and Replacement (MRO) distribution net sales decreased by $2.7 million in the third quarter due to continuing difficult market conditions and a reduction in the number of sales agents. The $4.2 million increase in year-to-date net sales for the MRO segment is attributable to the sales generated by the addition of the field and inside sales representatives from the IPD and Kent divisions of the North American business of Premier Farnell, acquired March 30, 2001 (Please refer to Note F). International distribution sales for the nine-month period were also positively impacted by the sales of IPD and Kent in Canada, representing $2.4 million of the segment increase of $3.6 million. Original Equipment Manufacturer (OEM) net sales increased $0.5 million and $3.7 million for the three and nine-month periods ended September 30, 2002, respectively. These sales gains are attributable to increased sales from new customer development.

Operating income for the three and nine-month periods ended September 30, 2002 rose 9.9% and 12.2%, respectively, over the comparable periods of 2001. Consistent with the first six months of 2002, the MRO, international and OEM segments realized operating income increases resulting primarily from the higher net sales noted above and the cessation of amortization of goodwill pursuant to FASB Statement No. 142, while prior year results were negatively impacted by expenses associated with the IPD/Kent acquisition. During 2002, the Company invested in the expansion of sales and distribution activities in the international distribution segment in the anticipation of increased sales activity, resulting in higher operating losses as compared to the similar periods of 2001.

Net income increased 13.5% to $3,759,000 ($.39 per diluted share) and 16.6% to $12,287,000 ($1.28 per diluted share) for the three and nine-month periods ended September 30, 2002, respectively, compared to the similar periods of 2001. The increase for the third quarter resulted principally from the non-amortization of goodwill and the absence of costs associated with the IPD/Kent acquisition, which offset the decreased net sales discussed above. The gain for the nine-month period is attributable to the advance in net sales, a lower effective income tax rate, the non-amortization of goodwill and the absence of expenses associated with the IPD/Kent acquisition. Per share net income for 2002 and 2001 was positively impacted by the Company's share repurchase program.

Cash flows provided by operations for the nine months ended September 30, 2002 were $19.7 million. The Company used $2.5 million of cash in operations for the comparable period of 2001. The improvement in 2002 was due primarily to the net decreases in inventories and other assets, as well as the advance in net income noted above, which more than offset an increase in accounts receivable. In 2001, cash flows from operations were negatively impacted by increases in operating assets associated with the acquisition of IPD and Kent, specifically accounts receivable, inventories and other current assets. Working capital at September 30, 2002 and 2001 was approximately $100 million and $104 million, respectively. At September 30, 2002 the current ratio was 4.7 to 1 as compared to 3.9 to 1 at September 30, 2001.

Additions to property, plant and equipment were $5.1 million and $4.1 million, respectively, for the nine months ended September 30, 2002 and 2001. Consistent with prior years, capital expenditures were incurred primarily for improvement of existing facilities and for the purchase of related equipment as well as for the improvement of new leased facilities.

During the first nine months of 2002, the Company purchased 175,950 shares of its own common stock for approximately $5,041,000. Of these purchases, 173,115 shares were acquired pursuant to the 2000 Board authorization to purchase up to 500,000 shares. The additional 2,835 shares purchased during the first nine months of 2002 represented the remaining shares authorized for purchase under the 1999 Board authorization to purchase up to 500,000 shares. In the first nine months of 2001, the Company purchased 73,097 shares of its own common stock for approximately $1,935,000. These shares were acquired pursuant to the 1999 Board authorization described above.

All shares purchased as of September 30, 2002 have been retired. Funds to purchase these shares were provided by investments and cash flow from operations. Current investments, cash flow from operations and the $50,000,000 unsecured line of credit are expected to be sufficient to finance the Company's future growth, cash dividends and capital expenditures.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk at September 30, 2002 from that reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 4.           CONTROLS AND PROCEDURES

         Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days of the filing date of this report, that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

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

                                       LAWSON PRODUCTS, INC.
                                       (Registrant)

Dated  November 8, 2002                        /s/ Robert J. Washlow
       ----------------                -----------------------------------------
                                               Robert J. Washlow
                                               Chief Executive Officer and
                                               Chairman of the Board

Dated  November 8, 2002                        /s/ Joseph L. Pawlick
       ----------------                -----------------------------------------
                                               Joseph L. Pawlick
                                               Chief Financial Officer
                                               (Principal Financial Officer)

CERTIFICATIONS
--------------

I, Robert J. Washlow, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Lawson Products, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

  /s/ Robert J. Washlow
-----------------------------
Robert J. Washlow
Chief Executive Officer

CERTIFICATIONS
--------------

I, Joseph L. Pawlick, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Lawson Products, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

  /s/ Joseph L. Pawlick
-----------------------------
Joseph L. Pawlick
Chief Financial Officer