Form 10-K
period 2002-12-31
LAWSON PRODUCTS INC/NEW/DE/
filed 2003-03-27
CIK 703604

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2002
OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

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

Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No ......

The aggregate market value of the Registrant's voting stock held by non-affiliates (based upon the per share closing price of $30.70) on June 30, 2002 was approximately $150,564,000.

As of March 1, 2003, 9,494,711 shares of Common Stock were outstanding.


DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated into this Form 10-K by reference:

Proxy Statement for Annual Meeting of Stockholders to be held on May 13, 2003 filed with the SEC pursuant to Schedule 14D Part III

                                 TABLE OF CONTENTS


PART I                                                                      Page
                                                                            ----

      Item 1.   Business                                                       1
      Item 2.   Properties                                                     5
      Item 3.   Legal Proceedings                                              5
      Item 4.   Submission of Matters to a Vote of Security Holders            5

PART II

      Item 5.   Market for Registrant's Common Equity and Related
                Stockholder Matters                                            6
      Item 6.   Selected Financial Data                                        7
      Item 7.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                            8
      Item 7a.  Quantitative and Qualitative Disclosures About Market Risk    13
      Item 8.   Financial Statements and Supplementary Data                   14
      Item 9.   Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                           14

PART III

      Item 10.  Directors and Executive Officers of the Registrant            34
      Item 11.  Executive Compensation                                        34
      Item 12.  Security Ownership of Certain Beneficial Owners
                and Management                                                34
      Item 13.  Certain Relationships and Related Transactions                34
      Item 14.  Controls and Procedures                                       34

PART IV

      Item 15.  Exhibits, Financial Statement Schedules, and Reports
                on Form 8-K                                                   35

EXHIBITS

SIGNATURE PAGE                                                                37

Certification of Chief Executive Officer                                      38

Certification of Chief Financial Officer                                      39

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

                                     PART I

ITEM 1.  BUSINESS.

Lawson Products, Inc. was incorporated in Illinois in 1952 and reincorporated in Delaware in 1982. The Company has four reportable segments: (i) maintenance, repair and replacement distribution; (ii) original equipment manufacturer distribution and manufacturing; (iii) international maintenance, repair and replacement distribution in Canada; and (iv) international original equipment manufacturer distribution in Mexico and the United Kingdom. Please see Note P in the notes to the consolidated financial statements for additional information regarding segment results.


PRODUCTS

         The Company is a seller and distributor of systems, services and products. The Company also manufactures and distributes production and specialized component parts to the OEM marketplace. The Company offers to customers over 900,000 expendable maintenance, repair and replacement products. These products may be divided into three broad categories: Fasteners, Fittings and Related Parts, such as screws, nuts, rivets and other fasteners; Industrial Supplies, such as hoses and hose fittings, lubricants, cleansers, adhesives and other chemicals, as well as files, drills, welding products and other shop supplies; and Automotive and Equipment Maintenance Parts, such as primary wiring, connectors and other electrical supplies, exhaust and other automotive parts. The Company estimates that these categories of products accounted for the indicated percentages of its total consolidated net sales for 2002, 2001 and 2000 respectively:

                                                              PERCENTAGE OF
                                                               CONSOLIDATED
                                                                 NET SALES
                                                             2002    2001   2000
                                                             ----    ----   ----

Fasteners, Fittings and Related Parts.....................    43%    45%    47%
Industrial Supplies.......................................    48     47     49
Automotive and Equipment Maintenance Parts................     9      8      4
                                                             ----    --     --
                                                             100%   100%   100%

         Substantially all of the Company's maintenance and repair products are manufactured by others and must meet the Company's specifications. Approximately 90% of the Company's products are sold under the Company label. Substantially all maintenance and repair items which the Company distributes are purchased by the Company in bulk and subsequently repackaged in smaller quantities. The Company regularly uses a large number of suppliers but has no long-term or fixed price contracts with any of them. Most maintenance and repair items which the Company distributes are purchased from several sources, and the Company believes that the loss of any single supplier would not significantly affect its operations. No single supplier accounted for more than 3.1% of the Company's purchases in 2002.

         Production components sold to the O.E.M. marketplace may be manufactured to customers' specification or purchased from other sources.

MARKETING

         The Company's principal markets are as follows:

         Heavy Duty Equipment Maintenance. Customers in this market include operators of trucks, buses, agricultural implements, construction and road building equipment, mining, logging and drilling equipment and other off-the-road equipment. The Company estimates that approximately 26% of 2002 sales were made to customers in this market.

         In-Plant and Building Maintenance. This market includes plants engaged in a broad range of manufacturing and processing activities, as well as institutions such as hospitals, universities, school districts and government units. The Company estimates that approximately 42% of 2002 sales were made to customers in this market.

         Passenger Car Maintenance. Customers in this market include automobile service center chains, independent garages, automobile dealers, car rental agencies and other fleet operators. The Company estimates that approximately 16% of 2002 sales were made to customers in this market.

         Original Equipment Manufacturers. This market includes plants engaged in a broad range of manufacturing and processing activities. The Company estimates that approximately 16% of 2002 sales were made to customers in this market.

         At December 31, 2002, the Company had approximately 238,000 customers, the largest of which accounted for less than one percent of net sales during 2002. Sales were made through a force of approximately 1,900 sales representatives at December 31, 2002. Included in this group were 257 district and zone managers, each of whom, in addition to his or her own sales activities, acted in an advisory capacity to other sales representatives in a designated area and 50 regional managers who coordinate regional marketing efforts. Most sales representatives, including district and zone managers, are compensated on a commission basis and are responsible for repayment of commissions on their respective uncollectible accounts. In addition to the sales representatives and district, zone and regional managers discussed above, the Company had approximately 1,440 employees at December 31, 2002.

         The Company's products are sold in all 50 states, Mexico, Puerto Rico, the District of Columbia, Canada and the United Kingdom. The Company believes that an important factor in its success is its ability to service customers promptly. During the past five years, more than 99.2% of all items stocked were shipped to the customer within 24 hours after an order was received by the Company. This rapid delivery is facilitated by computer controlled order entry and inventory control systems in each general distribution center. In addition, the receipt of customer orders at Lawson distribution facilities has been accelerated by portable facsimile transmission equipment and personal computer systems used by sales representatives. Customer orders are delivered by common carriers.

INVENTORY

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

INTERNATIONAL OPERATIONS

         Approximately 6% of the Company's net sales came from international sales, primarily in Canada, the United Kingdom and Mexico.

         Canadian operations are conducted at the Company's 65,000 square foot general distribution center in Mississauga, Ontario, a suburb of Toronto. These operations constituted less than 5% of the Company's net sales during 2002.

         Operations in the United Kingdom are conducted under the name of Lawson Products Limited from a 19,000 square foot general distribution center in Bradley Stoke (Bristol) England. These operations constituted less than 1% of the Company's net sales during 2002.

         Operations in Mexico are conducted under the name of Lawson Products de Mexico S.A. de C.V. from a 10,000 square foot facility in Guadalajara, Mexico. These operations constituted less than 2% of the Company's net sales during 2002.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers all of whose terms of office expire on May 13, 2003, are as follows:


                                                   YEAR FIRST
NAME AND PRESENT                                   ELECTED TO     OTHER OFFICES HELD
POSITION WITH COMPANY                    AGE     PRESENT OFFICE   DURING THE PAST FIVE YEARS
---------------------                    ---     --------------   --------------------------

Sidney L. Port                            92          1977        *
Chairman of the Executive
Committee and Director

Robert J. Washlow                         58          1999        Mr. Washlow has been Chairman of the Board and Chief
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





                                                   YEAR FIRST
NAME AND PRESENT                                   ELECTED TO     OTHER OFFICES HELD
POSITION WITH COMPANY                    AGE     PRESENT OFFICE   DURING THE PAST FIVE YEARS
---------------------                    ---     --------------   --------------------------

Jeffrey B. Belford                        56          1999        Mr. Belford became Chief Operating Officer and a
Office of the President and Chief                                 member of the Office of the President effective
Operating Officer                                                 January 1, 1999.  Prior to 1999, Mr. Belford was
                                                                  Executive Vice President - Operations, Chief
                                                                  Operating Officer since 1989.

Roger Cannon                              54          1999        Mr. Cannon has been a member of the Office of the
Office of the President and Chief                                 President since January 1, 1999.  Prior to 1999,
Sales Officer                                                     Mr. Cannon was Executive Vice President, Sales -
                                                                  Marketing from 1997-1999, and Vice President - -
                                                                  Central Field Sales from 1991 to 1997.

Jerome Shaffer,                           75          1987        *
Vice President, Treasurer and Director

Joseph L. Pawlick,                        60          1999        Prior to 1999, Mr. Pawlick was Vice President,
Chief Financial Officer                                           Controller and Assistant Secretary of the Company
                                                                  since 1987.

Victor G. Galvez                          46          1999        Mr. Galvez was Assistant Controller of the Company
Controller                                                        from 1994 to 1999.

John Murray                               47          2001        Mr. Murray is the Vice President - Corporate Affairs
Vice President -Corporate Affairs                                 since July 2001. Mr. Murray has held the same office
                                                                  since joining the Company.  From 1998 to 2001, Mr.
                                                                  Murray served as a consultant and outside director
                                                                  for KMR Industries, Inc.,  an internet company. From
                                                                  1992 to 1997, Mr. Murray was President and Chief
                                                                  Operating Officer for Park Ohio Industries, a
                                                                  diversified public company.

Neil Jenkins                              53          2000        From 1996 to 2000, Mr. Jenkins operated a golf
Secretary                                                         travel business and was a business consultant.
                                                                  Prior thereto, Mr. Jenkins was executive vice
                                                                  president, secretary and a member of the Board of
                                                                  Directors of Bally Gaming International, Inc., a
                                                                  publicly held manufacturer and distributor of gaming
                                                                  equipment and systems.
* Held position for more than five years.



AVAILABLE INFORMATION
The Company's Internet Address is: www.lawsonproducts.com. The Company makes available free of charge through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such documents are electronically filed with the SEC. Our internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.

ITEM 2.  PROPERTIES.

         The Company owns two facilities located in Des Plaines, Illinois, (152,600 and 27,000 square feet, respectively). These buildings contain the Company's main administrative activities and an inbound warehouse facility that principally supports the Addison, Illinois facility and all Lawson distribution facilities. The Company also leases a facility in Des Plaines, Illinois (114,000 square feet). This building contains administrative and warehouse activities. Additional administrative, warehouse and distribution facilities owned by the Company are located in Addison, Illinois (90,000 square feet); Fairfield, New Jersey (61,000 square feet); Reno, Nevada (97,000 square feet); Suwanee, Georgia (105,000 square feet); Farmers Branch, Texas (54,500 square feet); and Mississauga, Ontario, Canada (65,000 square feet). The Company also leases administrative office space (25,300 square feet) in Independence, Ohio. Chemical products are distributed from a 105,400 square foot owned facility in Vernon Hills, Illinois and welding products are distributed from a 40,000 square foot owned facility located in Charlotte, North Carolina. Administrative, warehouse and distribution facilities in Bradley Stoke (Bristol) England (19,000 square feet) are leased by the Company. Administrative and distribution facilities in Guadalajara, Mexico (10,000 square feet) are leased by the Company. Production components are distributed from leased facilities in Burr Ridge, Illinois (23,400 sq. ft.) Memphis, Tennessee, (26,300 sq. ft.), Lenexa, Kansas (40,500 sq. ft.) and Cincinnati, Ohio (16,800 sq. ft.). The Company owns a 61,000 square foot facility in Decatur, Alabama which manufacturers and distributes production components. From time to time, the Company leases additional warehouse space near its present facilities. Management believes that the current facilities are adequate to meet its needs. See Item 1, "Business - Distribution and Manufacturing Facilities" for further information regarding the Company's properties.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is traded on the NASDAQ National Market System under the symbol of "LAWS." The approximate number of stockholders of record at December 31, 2002 was 901. The following table sets forth the high and low closing sale prices as reported on the NASDAQ National Market System during the last two years. The table also indicates the cash dividends for each outstanding share of common stock paid by the Company during such periods.


                                                     2002                                    2001
                                     -----------------------------------    ------------------------------------

                                                             CASH DIVIDENDS                         CASH DIVIDENDS
                                      HIGH           LOW        PER SHARE      HIGH          LOW       PER SHARE
                                      ----           ---        ---------      ----          ---       ---------

First Quarter                        $29.00         $25.71       $.16          $28.69       $23.38       $.16
Second Quarter                        33.09          26.80        .16          29.30        24.64         .16
Third Quarter                         30.31          25.68        .16          29.47        22.79         .16
Fourth Quarter                        31.90          27.55        .16          27.80        22.55         .16



ITEM 6.  SELECTED FINANCIAL DATA.

         The following selected financial data should be read in conjunction with the Financial Statements of the Company and notes thereto included elsewhere in this Annual Report. The income statement data and balance sheet data is for, and as of the end of each of, the years in the five-year period ended December 31, 2002, are derived from the audited Financial Statements of the Company.



                                       2002              2001              2000             1999             1998
                                      ------            ------            ------           ------           ------

Net Sales (1)                   $387,455,899      $379,407,075      $348,967,486     $328,987,099     $301,831,128
Income Before Income Taxes        23,188,915        17,142,193        47,565,673       40,269,981       33,590,229
Net Income (2)                    12,446,915         8,787,193        28,135,673       23,927,981       19,474,229
Total Assets                     225,830,649       234,206,007       222,721,466      215,990,877      198,982,290
Return on Assets (percent)               5.5               3.8              12.6             11.1              9.8
Noncurrent Liabilities            31,764,636        40,520,140        28,946,453       27,525,033       25,246,269
Stockholders' Equity             162,343,106       159,898.075       159,912,465      150,039,989      142,934,735
Return on Average
  Equity (percent)                       7.7               5.4              18.6             16.5             13.5
Per Share of Common Stock:
  Basic Net Income                     $1.30             $0.91             $2.85            $2.29            $1.77
  Diluted Net Income                    1.30              0.91              2.85             2.29             1.76
  Stockholders' Equity (3)             16.96             16.51             16.22            14.37            12.97
  Cash Dividends Declared                .64               .64               .60              .57              .56
Basic Weighted Average
  Shares Outstanding               9,569,947         9,684,510         9,859,610       10,444,076       11,023,934
Diluted Weighted Average
  Shares Outstanding               9,595,945         9,708,299         9,873,680       10,445,836       11,041,819

------------------
(1)  Net sales for the years 2000 and 1999 were positively impacted by the acquisition of ACS/SIMCO in the third quarter of 1999. In addition, net sales for 2002 and 2001 were also positively impacted by the acquisition of the North American Industrial Products and Kent Automotive Divisions in
     March 2001.
(2)  In 2002, the Company recorded $421,000, net of tax, of restructuring charges for compensation arrangements related to management personnel reductions. The Company adopted SFAS No. 142 as of January 1, 2002.
     Therefore, the Company discontinued amortization of goodwill for 2002. Net income for 2001 was reduced by $731,000 related to goodwill amortization.
     In 2001, the Company recorded non-recurring charges for the write-off of capitalized software and implementation costs related to an enterprise information system project which the Company decided to discontinue as well as a promotional program related to the acquisition of Premier operations.
     These charges reduced net income by $5,138,000 and $2,021,000, respectively. During 2000, the Company recorded a gain of $2,136,000 as a result of the sale of the Company's interest in a real estate investment.
     In 1999 and 1998, the Company recorded special charges for compensation arrangements related to management personnel reductions and retirements which reduced net income by $1,760,000 and $1,520,000, respectively.
     Additionally, in 1999, a gain of $554,000 was recorded on the sale of marketable securities.
(3)  These per share amounts were computed using basic weighted average shares outstanding for all periods presented.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.


RESULTS OF OPERATIONS


YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

As further described in the Notes to Consolidated Financial Statements, Note P - Segment Reporting, the Company distributes Maintenance, Repair and Replacement consumables, reporting this activity as the "MRO distribution" segment in the United States and as the "International MRO distribution" segment in Canada. The manufacture and distribution of specialized component parts in the United States is reported as the "OEM distribution" segment. Distribution of specialized component parts in Mexico and the United Kingdom is reported as the "International OEM distribution" segment.

In 2002, total sales increased by $8.1 million, or 2.1%, to $387.5 million from $379.4 million in 2001, comprising an increase of $2.5 million, or 0.8% in the MRO segments and $5.6 million, or 9.6% in the OEM segments. The MRO increase was attributable to sales generated by the addition of field and inside sales representatives from the IPD and Kent divisions of the North American business of Premier Farnell, acquired March 30, 2001, partially offset by the effects of continuing difficult market conditions and a planned reduction in the number of under-performing domestic sales agents from 2001 levels. The sales increase in the OEM segments was attributable to increased penetration of existing accounts as well as new customer development efforts, both domestically and internationally in these growing business segments.

Gross profit increased by $2.0 million, or 0.8%, to $250.3 million during 2002 from $248.3 million in 2001. This increase resulted from the sales increase noted above, partially offset by a decline in gross profit as a percent of total sales, to 64.6% from 65.5%. This reduction in gross profit percentage is due to relatively higher growth in the OEM segments, which traditionally carry a lower gross profit rate than MRO but also have lower operating costs. In 2002, OEM gross profit was 25.2% of sales, compared to 30.2% in 2001. In 2002, OEM gross profit was negatively impacted by a $2.1 million inventory write-off, principally resulting from a change in the inventory profile by our U.K. business to better serve our current customer base. Excluding this write-off, OEM gross profit was 28.5% and total gross profit was 65.1%. The gross profit percentage of the MRO segments was 72.4% of sales in 2002, compared to 71.9% in 2001.

Selling, general and administrative (S,G&A) expenses increased by $4.8 million, or 2.2%, to $226.6 million (58.5% of sales) in 2002 from $221.7 million (58.4%
of sales) in 2001. The increase in S,G&A was attributable to wage and operating cost increases, and to continued investment in various selling and product education initiatives, coupled with higher health costs. The increase was partially offset by the cessation of amortization of goodwill pursuant to adoption of FASB Statement No. 142 by the Company at the beginning of 2002, reduced MRO promotional program costs put in place to support the newly acquired Premier business and the absence of non-recurring costs associated with the IPD/Kent acquisition. If FASB Statement No. 142 had been adopted at the beginning of 2001, the non-amortization of goodwill would have resulted in decreased S,G&A expenses of approximately $1.2 million.

Operating income increased by $5.6 million, or 34.6%, to $21.8 million in 2002 from $16.2 million in 2001. The increase resulted primarily from higher net sales, the $8.5 million write-off of an enterprise information system included in 2001 results and the absence of goodwill amortization and acquisition costs noted above, partially offset by the OEM inventory write-off.

Interest expense was $0.2 million in 2002 compared to $0.7 million in 2001. The decrease was attributable to the Company's repayment of all of its outstanding debt from a revolving line of credit, coupled with lower interest rates in 2002.

The effective income tax rates were approximately 46.3% and 48.7%, respectively, for 2002 and 2001.

Net income increased by $3.6 million, or 41.6%, to $12.4 million during 2002 from $8.8 million in 2001, while income per share increased 42.9% to $1.30 in 2002 from $0.91 in 2001. The principal factors affecting net income and earnings per share are stated above. Per share net income for 2002 and 2001 was positively impacted by the Company's share repurchase program.


YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

In 2001, net sales increased by $30.4 million, or 8.7%, to $379.4 million in 2001 from $349.0 million in 2000, reflecting an increase of $28.9 million, or 9.9% in the MRO segments and $1.5 million, or 2.6% in the OEM segments. The increase for the MRO segments was attributable to the $34.9 million in sales generated by the addition of field and inside sales representatives from the IPD and Kent divisions of the North American business of Premier Farnell, offset by reduced contributions from other MRO sales representatives. The sales increase in the OEM segments was principally attributable to increased penetration of existing accounts in Mexico and the U.S.

Gross profit increased by $16.6 million, or 7.2%, to $248.3 million during 2001 from $231.7 million in 2000. The increase was due to the MRO sales gain noted above, partially offset by a decrease in gross profit from the OEM segments. As a percent of net sales, gross profit decreased to 65.5% from 66.4%. In 2001, MRO gross profit was 71.9% of sales, compared to 72.8% in 2000. This decrease in gross profit percentage is primarily due to pricing inconsistencies on certain Premier product lines of the MRO segments added as part of the 2001 acquisition discussed above. The OEM gross profit in 2001 was 30.2%, compared to 33.7% in 2000. The OEM gross profit percentage in 2001 was adversely impacted by significant pricing pressures.

S,G&A expenses increased by $33.2 million, or 17.7%, to $221.7 million in 2001 from $188.5 million in 2000. This increase resulted principally from higher sales agent compensation relative to the sales generated by the field representatives added as part of the Premier acquisition, higher expenses incurred to expand the Company's national sales group, integrate approximately 400 Premier sales professionals, absorb over $1 million of transition costs to integrate acquired inventory, and to realign existing warehouses and upgrade information systems. Additionally, MRO results were adversely impacted by a $3.4 million non-recurring promotional program put in place to support the newly acquired Premier business. As a percent of net sales, S,G&A expenses increased to 58.4% from 54.0%.

Operating income decreased by $25.6 million, or 61.3%, to $16.2 million during 2001 from $41.8 million in 2000. The decrease was primarily attributable to the higher S,G&A expenses, the $8.5 million write-off of an enterprise information system and non-recurring promotional programs, which more than offset the higher net sales noted above. OEM operating income decreased due to lower gross margins resulting from significant pricing pressures, as noted above.

Investment and other income was $1.6 million in 2001 compared to $5.8 million in 2000. The 72.4% decrease is primarily attributable to a $3.5 million gain from the sale of a partnership interest in 2000 and to a lesser extent, lower interest income resulting from significantly lower marketable securities balances in 2001. The Company used the proceeds from the sale of marketable securities to partially finance the Premier acquisition.

Interest expense was $0.7 million in 2001 and was principally attributable to the interest incurred on the $50 million unsecured line of credit entered into in February 2001 in connection with the Premier acquisition.

The effective income tax rates were approximately 48.7% and 40.8%, respectively, for 2001 and 2000. The increase in the effective tax rate resulted from the increased effect of non-deductible foreign operation losses when measured against significantly lower income before income taxes in 2001.

Net income decreased by $19.3 million, or 68.8%, to $8.8 million during 2001 from $28.1 million in 2000, while diluted income per share declined 68.1% to $0.91 in 2001 from $2.85 in 2000. As discussed above, the principal factors attributable to the decline in net income and diluted earnings per share were significantly higher S,G&A expenses, the absence of a gain on sale of the Company's partnership interest recorded last year, lower investment and other income and a higher effective income tax rate, which more than offset the gain in net sales. Per share net income for 2001 and 2000 was positively impacted by the Company's share repurchase program.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operations and a $50 million unsecured line of credit entered into in February 2001 have continued to be sufficient to fund operating requirements, cash dividends and capital improvements. Such internally generated funds and the line of credit are also expected to finance the Company's future growth.

Cash flows provided by operations for 2002, 2001 and 2000 were $29.0 million, $6.4 million and $22.9 million, respectively. The improvement in 2002 was due primarily to decreasing operating assets, increasing operating liabilities, as well as the gain in net income noted above. In 2001, cash flows from operations were negatively impacted by the decline in net income noted above, as well as increases in operating assets associated with the acquisition of IPD and Kent, and lower operating liabilities. Working capital at December 31, 2002 and 2001 was approximately $98 million and $101 million, respectively. At December 31, 2002 the current ratio was 4.1 to 1 as compared to 4.0 to 1 at December 31, 2001.

Additions to property, plant and equipment were $6.0 million, $5.2 million and $3.4 million, respectively, for 2002, 2001 and 2000. Consistent with prior years, capital expenditures were incurred primarily for improvement of existing facilities and for the purchase of related equipment, as well as for the improvement of new leased facilities. Capital expenditures during 2001 primarily reflect purchases of computer equipment and improvement of existing facilities and purchases of related equipment. In 2000, additions to property, plant and equipment primarily reflect purchases of computer equipment.

Future obligations and commitments to make future payments under contracts consisted of rental commitments as of December 31, 2002 as follows:



(In thousands)              2003     2004    2005     2006     2007     2008 and thereafter       Total
-------------------------------------------------------------------------------------------------------
Total contractual
   cash obligations        $3,084   $2,660  $2,172   $1,890   $1,675       $4,151                $15,632
--------------------------------------------------------------------------------------------------------



         On March 30, 2001, the Company purchased certain assets of Premier Farnell's Cleveland based North American Industrial Products and Kent Automotive Divisions for approximately $28.4 million plus approximately $7.2 million for related inventories. The all-cash transaction was accounted for as a purchase; accordingly the accounts and transactions of the acquired business have been included in the consolidated financial statements since the date of acquisition. Under the agreement, the Company acquired the field sales, telephone sales and customer service professionals, the customer accounts, certain administrative executives, and use of various intellectual properties, including trademarks and trade names of the Industrial Products and Kent Automotive divisions in certain territories. Premier Farnell's Premier Fastener, Rotanium Products, Certainium Alloys, CT Engineering, JI Holcomb and Kent Automotive business units in the United States, Canada, Mexico, Central America and the Caribbean were combined with the Company's existing operations.

         The assets acquired were recorded at fair values based on actual purchase cost of inventories and valuations of various intellectual properties, including trademarks and trade names of the IPD and Kent divisions. This acquisition did not require a significant investment by the Company in facilities or equipment. The acquisition generated approximately $41.2 million of incremental sales. The Company only acquired inventory and portions of the IPD and Kent business, and is therefore unable to provide any meaningful pro forma information of prior period results.

During 2002, the Company purchased 196,250 shares of its common stock for approximately $5.6 million. Of these purchases, 193,415 shares were acquired pursuant to the 2000 Board authorization to purchase up to 500,000 shares. The additional 2,835 shares purchased during 2002 represented the remaining shares authorized for purchase under the 1999 Board authorization to purchase up to 500,000 shares. In 2001, the Company purchased 84,497 shares of its own common stock for approximately $2.2 million. These shares were acquired pursuant to the 1999 Board authorization to purchase up to 500,000 shares. In 2000, the Company purchased 501,268 shares of its own common stock for approximately $11.9 million. Of these purchases, 412,668 shares were acquired pursuant to the 1999 Board authorization described above and 88,600 shares represented the remaining shares authorized for purchase under the 1998 Board authorization to purchase up to 500,000 shares. At December 31, 2002, 306,585 shares were available for purchase pursuant to the 2000 Board authorizations. Funds to purchase these shares were provided by investments and cash flows from operations.

CRITICAL ACCOUNTING POLICIES

The Company has disclosed its accounting policies in Note B to the consolidated financial statements. The following provides supplemental information to these accounting policies as well as information on the accounts requiring more significant estimates.

ALLOWANCE FOR DOUBTFUL ACCOUNTS - METHODOLOGY

The Company evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations (e.g., bankruptcy filings, substantial down-grading of credit ratings), a specific reserve for bad debts is recorded against amounts due to reduce the receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes reserves for bad debts based on the Company's historical experience of bad debt write-offs as a percent of accounts receivable outstanding. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer's ability to meet its financial obligations), the estimates of the recoverability of amounts due the Company could be revised by a material amount.

INVENTORIES - SLOW MOVING AND OBSOLESCENCE

The Company carries significant amounts of inventories, which is a part of the Company's strategy as a competitive advantage in its ability to fulfill the vast majority of our customers' orders the same day received. However, this strategy also increases the chances that portions of the inventory have decreased in value below their carrying cost. To reduce inventory to a lower of cost, or market value, the Company records a reserve for slow-moving and obsolete inventory. The Company defines obsolete as those inventory parts on hand which the Company plans to discontinue to offer to its customers. Slow-moving inventory is monitored by examining reports of parts which have not been sold for extended periods. The Company records the reserve needed based on its historical experience of how much the selling prices must be reduced to move these obsolete and slow-moving products. If experience or market conditions change, estimates of the reserves needed could be revised by a material amount.

IMPACT OF INFLATION AND CHANGING PRICES

The Company has continued to pass on to its customers most increases in product costs, accordingly, gross margins have not been materially impacted. The impact from inflation has been more significant on the Company's fixed and semi-variable operating expenses, primarily wages and benefits, although to a lesser degree in recent years due to moderate inflation levels.

Although the Company expects that future costs of replacing warehouse and distribution facilities will rise due to inflation, such higher costs are not anticipated to have a material effect on future earnings.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company, through its foreign subsidiaries, distributes products in the United Kingdom, Canada and Mexico. As a result, the Company is from time to time exposed to market risk relating to the impact of foreign currency exchange rates. A hypothetical 10% adverse movement in exchange rates would increase income by $469,000 in 2002 to offset the loss by the foreign subsidiaries.

         The Company had nothing outstanding as of December 31, 2002 under its revolving line of credit.

         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The following information is presented in this report:

                  Report of Independent Auditors

                  Consolidated Balance Sheets as of December 31, 2002 and 2001.

                  Consolidated Statements of Income for the Years ended December 31, 2002, 2001 and 2000.

                  Consolidated Statements of Changes in Stockholders' Equity for the Years ended December 31, 2002, 2001 and 2000.

                  Consolidated Statements of Cash Flows for the Years ended December 31, 2002, 2001 and 2000.

                  Notes to Consolidated Financial Statements.

                  Schedule II

                         REPORT OF INDEPENDENT AUDITORS


To the Stockholders and Board of Directors
Lawson Products, Inc.

We have audited the accompanying balance sheets of Lawson Products, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lawson Products, Inc. at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with generally accepted accounting principles in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note H to the financial statements, in 2002 the Company changed its method for accounting for goodwill and other intangible assets.

                                                    /s/Ernst & Young LLP

Chicago, Illinois
February 20, 2003


                              LAWSON PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                       DECEMBER 31,
                                                                    -----------------------------------------------
                                                                                2002                           2001
                                                                                ----                           ----
Assets
Current assets:
     Cash and cash equivalents                                       $        7,590,922           $      6,986,556
     Marketable securities                                                      696,043                  1,737,129
     Accounts receivable, less allowance for doubtful accounts
          (2002 - $1,830,112; 2001 - $1,803,179)                             42,989,647                 45,740,042
     Inventories                                                             63,851,013                 65,542,890
     Miscellaneous receivables                                                3,201,802                  2,981,961
     Prepaid expenses                                                         7,968,600                  9,027,089
     Deferred income taxes                                                    3,463,000                  2,471,000
                                                                    ----------------------------------------------
          Total Current Assets                                              129,761,027                134,486,667
                                                                    ----------------------------------------------
Property, plant and equipment, at cost, less allowances for
     depreciation and amortization (2002 - $49,499,466;
          2001 - $45,931,265)                                                39,518,838                 39,059,470
                                                                    ----------------------------------------------
ther assets:
     Investments in real estate                                               1,305,000                    945,000
     Cash value of life insurance                                            10,932,602                 16,390,758
     Deferred income taxes                                                   11,987,000                 10,679,000
     Goodwill, less accumulated amortization
          (2002 - $1,674,529; 2001 - $1,674,529)                             28,649,216                 28,649,216
     Other intangible assets, less accumulated amortization
          (2002 - $700,313; 2001 - $323,549)                                  1,999,396                  2,073,080
     Other                                                                    1,677,570                  1,922,816
                                                                    ----------------------------------------------
                                                                             56,550,784                 60,659,870
                                                                    ----------------------------------------------
                                                                     $      225,830,649           $    234,206,007
                                                                    ==============================================
Liabilities and Stockholders' Equity
Current liabilities:
     Revolving line of credit                                        $               --           $      4,000,000
     Accounts payable                                                         8,085,230                  6,947,987
     Accrued expenses and other liabilities                                  23,637,677                 22,839,805
                                                                    ----------------------------------------------
          Total Current Liabilities                                          31,722,907                 33,787,792
                                                                    ----------------------------------------------
Noncurrent liabilities and deferred credits:
     Accrued liability under security bonus plans                            20,614,050                 19,296,652
     Revolving line of credit                                                        --                 10,000,000
     Deferred compensation and other liabilities                             11,150,586                 11,223,488
                                                                    ----------------------------------------------

                                                                             31,764,636                 40,520,140
                                                                    ----------------------------------------------
Stockholders' equity:
     Preferred Stock, $1 par value: Authorized - 500,000 shares;
          Issued and outstanding - None                                              --                         --
     Common Stock, $1 par value: Authorized - 35,000,000 shares;
          Issued - 2002 - 9,494,011 shares; 2001 - 9,629,307 shares           9,494,011                  9,629,307
     Capital in excess of par value                                           2,387,456                    912,921
Retained earnings                                                           152,494,591                151,553,577
                                                                    -----------------------------------------------
                                                                            164,376,058                162,095,805
Foreign currency translation adjustment                                      (2,032,952)                (2,197,730)
                                                                    -----------------------------------------------
Accumulated other comprehensive loss                                         (2,032,952)                (2,197,730)
                                                                    -----------------------------------------------
                                                                            162,343,106                159,898,075
                                                                    ----------------------------------------------
                                                                     $      225,830,649           $    234,206,007
                                                                    ==============================================

                 See notes to consolidated financial statements



                              LAWSON PRODUCTS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                        YEAR ENDED DECEMBER 31,
                                                          ----------------------------------------------------
                                                              2002               2001                  2000
                                                              ----               ----                  ----

Net sales                                                 $387,455,899      $379,407,075          $348,967,486
Cost of goods sold                                         137,129,326       131,064,519           117,256,150
                                                          ----------------------------------------------------
Gross profit                                               250,326,573       248,342,556           231,711,336

Selling, general and administrative expenses               226,570,836       221,743,271           188,468,661
Special charges                                                360,112         8,496,101                    --
Provision for doubtful accounts                              1,585,048         1,901,379             1,419,120
                                                          ----------------------------------------------------
     Operating Income                                       21,810,577        16,201,805            41,823,555
                                                          ----------------------------------------------------

Interest and dividend income                                    52,886           654,257             1,072,730
Interest expense                                              (153,809)         (705,756)               (7,959)
Gain from sale of partnership interest                              --                --             3,502,336
Other income - net                                           1,479,261           991,887             1,175,011
                                                          ----------------------------------------------------
                                                             1,378,338           940,388             5,742,118
                                                          ----------------------------------------------------

     Income Before Income Taxes                             23,188,915        17,142,193            47,565,673
                                                          ----------------------------------------------------

Federal and state income taxes (benefit):
     Current                                                12,919,000        10,126,000            20,012,000
     Deferred                                               (2,177,000)       (1,771,000)             (582,000)
                                                          ----------------------------------------------------
                                                            10,742,000         8,355,000            19,430,000
                                                          ----------------------------------------------------

          Net Income                                      $ 12,446,915      $  8,787,193          $ 28,135,673
                                                          ====================================================

Net Income Per Share of Common Stock:
     Basic                                                       $1.30             $0.91                 $2.85
                                                          ====================================================
     Diluted                                                     $1.30             $0.91                 $2.85
                                                          ====================================================


                                     See notes to consolidated financial statements



                                                             LAWSON PRODUCTS, INC.
                                                           CONSOLIDATED STATEMENTS OF
                                                        CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                   ACCUMULATED
                                                 COMMON           CAPITAL                             OTHER
                                                 STOCK,        IN EXCESS OF       RETAINED        COMPREHENSIVE     COMPREHENSIVE
                                           $1 PAR VALUE          PAR VALUE         EARNINGS            LOSS            INCOME
                                           ------------        -------------  ----------------  ----------------   --------------

Balance at January 1, 2000                    $10,203,922       $717,004     $140,200,567       $ (1,081,504)     $       --

Net income                                                                     28,135,673                          28,135,673

Other comprehensive income, net of tax:                                                               28,000           28,000
  Unrealized gain on marketable
  securities

  Adjustment for foreign currency                                                                   (568,000)        (568,000)
                                                                                                                -------------
translation

Other comprehensive loss for the year                                                                                (540,000)
                                                                                                                -------------

Comprehensive income for the year
                                                                                                                  $27,595,673
                                                                                                                -------------

Cash dividends declared                                                        (5,875,305)

Stock issued under employee stock plans             3,750         80,625

Purchase and retirement of common stock          (501,268)       (35,904)     (11,395,095)
-----------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2000                    9,706,404        761,725      151,065,840        (1,621,504)
-----------------------------------------------------------------------------------------------------------------------------

Net income                                                                      8,787,193                          $8,787,193

Other comprehensive income, net of tax:
  Adjustment for foreign currency                                                                   (576,226)        (576,226)
                                                                                                                -------------
translation

Other comprehensive loss for the year                                                                                (576,226)
                                                                                                                -------------

Comprehensive income for the year                                                                                  $8,210,967
                                                                                                                -------------

Cash dividends declared                                                        (6,190,716)

Stock issued under employee stock plans             7,400        159,100

Purchase and retirement of common stock           (84,497)        (7,904)      (2,108,740)
-----------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2001                    9,629,307        912,921      151,553,577         (2,197,730)
-----------------------------------------------------------------------------------------------------------------------------

Net income                                                                    $12,446,915                         $12,446,915

Other comprehensive income, net of tax:
  Adjustment for foreign currency                                                                    164,778          164,778
                                                                                                                -------------
translation

Other comprehensive income for the year                                                                               164,778
                                                                                                                -------------

Comprehensive income for the year                                                                                 $12,611,693
                                                                                                                -------------

Cash dividends declared                                                        (6,115,046)

Stock issued under employee stock plans            60,954      1,150,553

Purchase and retirement of common stock          (196,250)       (36,018)      (5,390,855)
-----------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2002                   $9,494,011     $2,387,456     $152,494,591        $(2,032,952)
-----------------------------------------------------------------------------------------------------------------------------

                                               See notes to consolidated financial statements



                                                               LAWSON PRODUCTS, INC.
                                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        YEAR ENDED DECEMBER 31,
                                                         -----------------------------------------------------
                                                              2002               2001                 2000
Operating activities
  Net income                                             $ 12,446,915       $  8,787,193       $ 28,135,673
  Adjustments to reconcile net income to net cash
     provided by operating activities:
         Depreciation                                       5,505,560          5,740,752          5,986,466
         Amortization                                       1,321,150          2,405,261            677,197
         Provision for allowance for doubtful accounts      1,585,048          1,901,379          1,419,120
         Deferred income taxes                             (2,177,000)        (1,771,000)          (582,000)
         Deferred compensation and security bonus plans     2,703,603          3,399,366          3,922,781
         Payments under deferred compensation
               and security bonus plans                    (1,635,338)        (2,395,036)        (2,420,361)
          Losses (Gains) from sale of marketable securities  (299,611)           (13,276)               803
          Income from investments in real estate             (600,000)          (480,000)          (695,000)
          Gain from sale of investment in real estate              --               --           (3,502,336)
          Changes in operating assets and liabilities
               (Exclusive of effect of acquisition):
               Accounts receivable                          1,165,347         (5,392,638)        (1,134,140)
               Inventories                                  1,691,877         (3,093,011)           256,152
               Prepaid expenses and other assets            4,867,084          3,258,709         (3,730,055)
               Accounts payable and accrued expenses        1,958,330         (2,970,360)        (2,770,387)
               Income taxes payable                                --         (2,614,768)        (1,717,167)
               Other                                          429,009           (315,698)          (961,691)
                                                         ----------------------------------------------------
Net Cash Provided by Operating Activities                  28,961,974          6,446,873         22,885,055
                                                         ----------------------------------------------------

Investing activities
     Additions to property, plant and equipment            (5,964,928)        (5,228,929)        (3,392,458)
     Purchases of marketable securities                    (8,340,339)       (13,267,926)       (75,344,146)
     Proceeds from sale of marketable securities            9,681,036         41,916,388         61,987,598
     Proceeds from sale of investment in real estate               --               --            7,400,000
     Acquisition of businesses, net of cash acquired               --        (36,890,933)             --
     Other                                                    456,500            240,000            200,000
                                                         ---------------------------------------------------
     Net Cash Used in Investing Activities                 (4,167,731)       (13,231,400)        (9,149,006)
                                                         ----------------------------------------------------

Financing Activities
     Proceeds from revolving line of credit                36,500,000         71,800,000            --
     Payments on revolving line of credit                 (50,500,000)       (57,800,000)           --
     Purchases of common stock                             (5,623,123)        (2,201,140)       (11,932,267)
     Proceeds from exercise of stock options                1,571,507            166,500             84,375
     Dividends paid                                        (6,138,261)        (6,105,987)        (5,951,058)
                                                         ----------------------------------------------------
     Net Cash Provided by (Used in) Financing Activities   (24,189,877)        5,859,373        (17,798,950)
                                                         ----------------------------------------------------
          Increase (Decrease) in Cash and Cash Equivalents    604,366           (925,154)        (4,062,901)
     Cash and Cash Equivalents at Beginning of Year         6,986,556          7,911,710         11,974,611
                                                         ----------------------------------------------------
          Cash and Cash Equivalents at End of Year       $  7,590,922       $  6,986,556       $  7,911,710
                                                         ====================================================



                                     See notes to consolidated financial statements




                              LAWSON PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - DESCRIPTION OF BUSINESS

         Lawson Products, Inc. and subsidiaries principally are distributors of expendable parts and supplies for maintenance, repair and operation of equipment.

NOTE B - SUMMARY OF MAJOR ACCOUNTING POLICIES

         Principles of Consolidation: The accompanying consolidated financial statements include the accounts and transactions of the Company and its wholly owned and majority owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

         Revenue Recognition: Sales and associated cost of goods sold are recognized when products are shipped and title passes to customers.

         Shipping and Handling Fees and Costs: Costs related to shipping and handling fees are included on the Income Statement in the caption Selling, general and administrative expenses and totaled $11,898,000, $11,460,000, and $10,521,000 in 2002, 2001 and 2000, respectively. Amounts billed to customers for shipping fees are included in net sales.

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

         Stock Options: Stock options are accounted for under Accounting Principles Board (APB) Opinion No. 25, "Accounting For Stock Issued to Employees." Under APB 25, the Company uses the intrinsic value method where no compensation expense is recognized because the exercise price of the stock options granted equals the market price of the underlying stock at the date of grant.

         The following table shows the effect on net income and earnings per share if the Company had applied the fair value recognition provision of FASB Statement No. 123, "Accounting for Stock-Based Compensation."



                                            2002              2001              2000
----------------------------------------------------------------------------------------
Net income - as reported                 $12,446,915        $8,787,193      $28,135,673
Deduct: Total stock based
     employee compensation
     expense determined under
     fair value method, net of tax           (37,915)          (49,193)        (167,673)
----------------------------------------------------------------------------------------
Net income - pro forma                    12,409,000         8,738,000       27,968,000
Basic and diluted earnings per share




     - as reported                              1.30               .91             2.85
Basic earnings per share - pro forma            1.30               .90             2.84
Diluted earnings per share - pro forma          1.29               .90             2.83



        For purposes of pro forma disclosures, the estimated fair value of options granted is amortized to expense over the option's vesting period. The pro forma effect on net income is not representative of the pro forma effect on net income in future years because grants made in 1996 and later years have an increasing vesting period.

         Goodwill and Other Intangibles: Goodwill represents the cost of business acquisitions in excess of the fair value of identifiable net tangible assets acquired. Goodwill was amortized over 20 years using the straight-line method until the end of 2001.

         In June 2001, the FASB issued Statement No. 141, "Business Combinations" and Statement No. 142 "Goodwill and Other Intangibles," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and other intangible assets deemed to have indefinite lives will no longer be amortized but subject to annual impairment tests. (See note H)

         Foreign Currency Translation: The financial statements of foreign entities have been translated in accordance with Statement of Financial Accounting Standards No. 52 and, accordingly, unrealized foreign currency translation adjustments are reflected as a component of stockholders' equity. Realized foreign currency transaction gains and losses were not significant for the years ended December 31, 2002, 2001 and 2000.

         Income per share: Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options.

         Reclassifications: Certain amounts have been reclassified in the 2001 and 2000 financial statements to conform with the 2002 presentation.

         New Accounting Standards: Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the financial accounting and reporting for the impairment of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations" for a disposal of a segment of a business. The adoption of SFAS No. 144 on January 1, 2002 did not have a material impact on the Company's consolidated financial position or results of operations.

         In December 2002, the FASB issued statement No. 148 "Accounting for Stock-Based Compensation Transactions and Disclosure". SFAS No. 148 provides additional disclosure requirements for stock based compensation accounted for under APB No. 25.

         In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," which addresses the financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or
(b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Previously, a company generally included an entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. Existing variable interest entities must be consolidated in the first fiscal year or interim period beginning after June 15, 2003. The Company has not determined what the effect of implementing FIN. No. 46 will be on earnings and financial position of the Company.

NOTE C - BUSINESS COMBINATION

         On March 30, 2001, the Company purchased certain assets of Premier Farnell's Cleveland based North American Industrial Products (IPD) and Kent Automotive (Kent) Divisions for approximately $28.4 million plus approximately $7.2 million for related inventories. This all-cash transaction was accounted for as a purchase; accordingly, the accounts and transactions of the acquired business have been included in the consolidated financial statements since the date of acquisition. Under the agreement, the Company acquired the field sales, inside sales and customer service professionals, the customer accounts, certain administrative executives, and various intellectual properties, including trademarks and trade names of the divisions in certain territories. The identifiable intangibles acquired in the acquisitions were recorded at an independent appraised value of approximately $1.4 million. These intangibles are being amortized over a weighted average estimated life of 15.1 years. The remaining excess of purchase price over net assets acquired of approximately

$27.1 million represents goodwill. The assets acquired were recorded at fair values as determined by the Company's management. As the Company only acquired inventory and sales professionals of the IPD and Kent businesses, the Company is unable to provide any meaningful pro forma information of prior period results. Net sales attributed to the acquired division represented approximately $41,252,000 for 2001.

NOTE D - SPECIAL CHARGES

         In the fourth quarter of 2002, the Company recorded a special charge of $568,000 for severance for several members of management. Approximately $196,000 was paid in 2002 and the remaining benefits will be paid through 2004.

         In the fourth quarter of 2001, the Company wrote-off capitalized software and implementation costs of a discontinued enterprise information system project. This write-off represents a non-cash charge of $8,527,000 ($5,138,000 net of tax benefits).

         The table below shows an analysis of the company's reserves for special charges:

                                    Severance
Description of Item                 and Related        Asset
(In thousands)                      Expenses         Writedown         Total
------------------------------------------------------------------------------
Balance December 31, 1999           $4,032           $    -            $4,032
Charged to earnings 2000                 -                -                -
Cash paid in 2000                   (1,659)               -            (1,659)
------------------------------------------------------------------------------
Balance December 31, 2000           $2,373           $    -            $2,373
Charged to earnings 2001                 -            8,527             8,527
Cash paid in 2001                     (884)               -              (884)
Non-cash utilization                     -           (8,527)           (8,527)
Adjustment to reserves                 (31)               -               (31)
------------------------------------------------------------------------------
Balance December 31, 2001           $1,458           $    -            $1,458
Charged to earnings 2002               568                -               568
Cash paid in 2002                     (942)               -              (942)
Adjustment to reserves                (208)               -              (208)
------------------------------------------------------------------------------
Balance December 31, 2002           $  876           $    -            $  876
==============================================================================

NOTE E - MARKETABLE SECURITIES

         The following is a summary of the Company's investments at December 31 which are classified as available-for-sale. The contractual maturity of all marketable securities at December 31, 2002 is less than one year.



                                                           Gross                     Gross             Estimated
                                                      Unrealized                Unrealized                  Fair
                                       Cost                 Gain                    Losses                 Value
          (In Thousands)

2002
------------------------------------------------------------------------------------------------------------------
Foreign government securities           $ 696               $ -                       $ -                  $ 696
------------------------------------------------------------------------------------------------------------------


2001
------------------------------------------------------------------------------------------------------------------
Foreign government securities          $1,737               $ -                       $ -                 $1,737
------------------------------------------------------------------------------------------------------------------


         The gross realized gains on sales of marketable securities totaled:
$300,000, $13,000 and $1,000 in 2002, 2001 and 2000, respectively, and the gross realized losses totaled $0, $0 and $2,000, respectively. The net adjustment to unrealized holding gains included as a separate component of stockholders' equity, net of taxes, totaled $28,000 in 2000.

NOTE F - PROPERTY, PLANT AND EQUIPMENT

         The cost of property, plant and equipment consists of:

                                            2002                          2001
-------------------------------------------------------------------------------
Land                                    $ 6,607,670                 $ 6,597,182
Buildings and improvements               42,090,375                  40,905,512
Machinery and equipment                  32,701,666                  31,214,970
Furniture and fixtures                    5,965,585                   5,557,969
Vehicles                                    406,201                     252,251
Construction in Progress                  1,246,807                     462,851
-------------------------------------------------------------------------------
                                        $89,018,304                 $84,990,735
===============================================================================

NOTE G - INVESTMENT IN REAL ESTATE

         The Company is a limited partner in a real estate limited partnership. An officer and member of the Board of Directors of the Company has a 1.5% interest as the general partner in this partnership. This interest is subordinated to the Company's interests in distributable cash. The partnership owns an office building which carries a mortgage of approximately $4.5 million at December 31, 2002.

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

NOTE H- GOODWILL AND OTHER INTANGIBLES

         As discussed in Note B - Summary of Major Accounting Policies, the Company adopted FASB statement No. 142 "Goodwill and Other Intangibles" as of January 1, 2002. The Company performed the initial test of impairment as of January 1, 2002 as well as the first annual impairment test during the fourth quarter of 2002. Both tests determined the Company's goodwill was not impaired.

         The Company's pro forma information for intangible assets that are no longer being amortized effective January 1, 2002 consisted of the following:



                                                          2002              2001                2000
----------------------------------------------------------------------------------------------------
Net income - as reported                           $12,446,915        $8,787,193         $28,135,673
Goodwill amortization                                        -           730,911             118,965
----------------------------------------------------------------------------------------------------
Net income - pro forma                              12,446,915        $9,518,104          28,254,638
Diluted earnings per share - as reported                  1.30               .91                2.85
Diluted earnings per share - pro forma                    1.30               .98                2.86


Intangible assets subject to amortization were as follows:

                                        December 31, 2002

                                      Gross        Accumulated      Net Carrying
(in thousands)                       Balance       Amortization        Amount
--------------------------------------------------------------------------------
Trademarks and tradenames             $1,747         $668              $1,079
Customer lists                           953           33                 920
--------------------------------------------------------------------------------
                                      $2,700         $701              $1,999
================================================================================

                                        December 31, 2001

                                     Gross         Accumulated      Net Carrying
(in thousands)                      Balance        Amortization       Amount
--------------------------------------------------------------------------------
Trademarks and tradenames             $1,747          $324              $1,423
Customer lists                           650             -                 650
--------------------------------------------------------------------------------
                                      $2,397          $324              $2,073
================================================================================

         Trademarks and tradenames are being amortized over a weighted average
15.14 years. Customer lists are being amortized over 15.23 years. Amortization expense, all of which was included in the MRO distribution segment, for the intangible assets was $377,000 and $137,000 in 2002 and 2001, respectively. Amortization expense for each of the next five years is estimated as follows:

(In thousands)            2003       2004        2005       2006       2007
--------------------------------------------------------------------------------
Amortization expense    $322,000   $176,000    $143,000   $143,000    $98,000
--------------------------------------------------------------------------------

NOTE I - ACCRUED EXPENSES AND OTHER LIABILITIES

         Accrued expenses and other liabilities consist of the following:

                                                      2002              2001
--------------------------------------------------------------------------------
Salaries, commissions and other compensation       $ 5,874,674       $ 5,547,617
Accrued special charges                                875,584         1.458,054
Accrued and withheld taxes, other than income
  taxes                                              2,756,961         2,607,879
Accrued profit sharing contributions                 3,269,578         2,843,621
Accrued self-insured health benefits                 1,500,000         1,300,000
Cash dividends payable                               1,519,042         1,540,689
Other                                                7,841,838         7,541,945
--------------------------------------------------------------------------------
                                                   $23,637,677       $22,839,805
================================================================================

NOTE J - LINE OF CREDIT

         On February 21, 2001, the Company entered into a $50 million unsecured multi-currency line of credit. The Company had nothing outstanding under the line at December 31, 2002 and $14 million outstanding under the line at December 31, 2001 at an interest rate of 3.06 percent. Amounts outstanding under the line carried interest at 1.5% below the prime rate or .75% over the LIBOR rate as determined by the Company. The line matures on February 21, 2006. Since the line's interest rate floats on a variable basis with either prime or LIBOR, the carrying value of the debt approximates fair value. The line requires the Company to meet certain covenants, all of which were met on December 31, 2002. The Company paid interest of $220,000 and $605,000, respectively, in 2002 and 2001.

NOTE K - STOCK PLANS

         In 2002, 2001 and 2000, the Company granted Stock Performance Rights
(SPRs) pursuant to an incentive plan adopted in 2000. These SPRs have an exercise price ranging from $24.64 to $31.00 per share. These SPRs vest at 20% per year and entitle the recipient to receive a cash payment equal to the difference between the SPR price and the market value of the Company's common stock when the SPRs are surrendered. Compensation expense for the SPRs in 2002, 2001 and 2000 was $244,000, $0 and $0, respectively.

Additional information with respect to SPRs is summarized as follows:

                                              Average SPR
                                            Exercise Price        # of SPR's
--------------------------------------------------------------------------------
Outstanding January 1, 2000                     $  --                --
Granted                                            26.50            71,250*
--------------------------------------------------------------------------------
Outstanding December 31,  2000                     26.50            71,250
Granted                                            27.08           149,000**
--------------------------------------------------------------------------------
Outstanding December 31,  2001                     26.90           220,250
Granted                                            30.33            15,000
--------------------------------------------------------------------------------
Outstanding December 31, 2002                    $ 27.12           235,250
================================================================================

  *Includes 29,300 SPRs vested at December 31, 2002
 **Includes 29,000 SPRs vested at December 31, 2002

         The Incentive Stock Plan As Amended (Plan), which provides for the issuance of shares of Common Stock to non-employee directors, officers and key employees pursuant to stock options, SPRs, stock purchase agreements and stock awards. 575,673 shares of Common Stock were available for issuance under the Plan as of December 31, 2002.

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

         Additional information with respect to the Plan is summarized as follows:

                                             Average Price     Option Shares
--------------------------------------------------------------------------------
Outstanding January 1, 2000                      $24.18         270,190
Granted                                           23.56          11,000
Exercised                                         22.50          (3,750)
Canceled or expired                               27.50         (97,050)

--------------------------------------------------------------------------------
Outstanding December 31,  2000                    22.86         180,390
Granted                                           --                 --
Exercised                                         22.50          (7,400)
Canceled or expired                               --                 --
--------------------------------------------------------------------------------
Outstanding December 31, 2001                     22.87         172,990
Granted                                           --                 --
Exercised                                         22.73         (50,954)
Canceled or expired                               --                 --
--------------------------------------------------------------------------------
Outstanding December 31, 2002                    $22.93         122,036
================================================================================

Exercisable options at
     December 31, 2002                           $22.90         114,286
     December 31, 2001                           $22.79         157,990
     December 31, 2000                           $22.71         157,890


As of December 31, 2002, the Company had the following outstanding options:

Exercise Price                            $22.44 - $23.56     $26.75      $27.00
--------------------------------------------------------------------------------
Options Outstanding                         112,536            9,000         500
     Weighted Average Exercise Price         $22.60           $26.75      $27.00
Weighted Average Remaining Life                 3.8              5.3         4.7
Options Exercisable                         104,786            9,000         500
     Weighted Average Exercise price         $22.55           $26.75      $27.00

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

         No options were granted in 2002 or 2001. The Company's weighted average fair value of options granted in 2000 and assumptions used, were as follows:

                                                          2000
--------------------------------------------------------------------
Risk-free interest rate                                  5.22%
Dividend yield                                           2.00%
Stock price volatility factor                            0.19
Weighted average expected life (years)                   8
Weighted average fair value of options granted          $6.25

NOTE L - PROFIT SHARING AND SECURITY BONUS PLANS

         The Company and certain subsidiaries have a profit sharing plan for office and warehouse personnel. The amounts of the companies' annual contributions are determined by the respective boards of directors subject to limitations based upon current operating profits (as defined) or participants' compensation (as defined).

         The plan also has a 401(k) defined contribution saving feature. This feature, available to all participants, was provided to give employees a pre-tax investment vehicle to save for retirement. The Company does not match the contributions made by plan participants.

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

         Provisions for profit sharing and security bonus plans aggregated $5,689,000, $5,363,000 and $5,222,000 for the years ended December 31, 2002,
2001 and 2000, respectively.

NOTE M - INCOME TAXES

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

Deferred Tax Assets:                                   2002            2001
--------------------------------------------------------------------------------
Compensation and benefits                          $13,128,000      $11,938,000
Inventory                                            3,258,000        2,363,000
Net operating loss carryforwards of subsidiary       6,587,000        5,106,000
Accounts receivable                                    591,000          557,000
Other                                                1,095,000        1,183,000
--------------------------------------------------------------------------------
Total Deferred Tax Assets                           24,659,000       21,147,000
Valuation allowance for deferred tax assets         (6,587,000)      (5,106,000)
--------------------------------------------------------------------------------
Net Deferred Tax Assets                             18,072,000       16,041,000
--------------------------------------------------------------------------------

Deferred Tax Liabilities:
--------------------------------------------------------------------------------
Property, plant & equipment                            676,000          675,000
Investment in real estate                            1,560,000        1,767,000
Other                                                  386,000          449,000
--------------------------------------------------------------------------------
Total Deferred Tax Liabilities                       2,622,000        2,891,000
--------------------------------------------------------------------------------
Total Net Deferred Tax Assets                      $15,450,000      $13,150,000
================================================================================

         Net deferred tax assets include the tax impact of items in comprehensive income of $1,095,000 and $1,183,000 at December 31, 2002 and 2001, respectively.

Income (loss) before income taxes for the years ended December 31, consisted of the following:

                                     2002               2001            2000
--------------------------------------------------------------------------------
United States                     $27,905,741       $18,522,707     $49,259,320
Foreign                            (4,716,826)       (1,380,514)     (1,693,647)
--------------------------------------------------------------------------------
                                  $23,188,915       $17,142,193     $47,565,673
================================================================================

The provisions for income taxes for the years ended December 31, consisted of the following:
                                     2002               2001            2000
--------------------------------------------------------------------------------
Current:
    Federal                       $10,972,000       $ 8,348,000     $16,945,000
    State                           1,947,000         1,778,000       3,067,000
--------------------------------------------------------------------------------
                                   12,919,000        10,126,000      20,012,000
Deferred benefit                   (2,177,000        (1,771,000)       (582,000)
--------------------------------------------------------------------------------
                                  $10,742,000       $ 8,355,000     $19,430,000
================================================================================

The reconciliation between the effective income tax rate and the statutory federal rate is as follows:
                                         2002           2001            2000
--------------------------------------------------------------------------------
Statutory federal rate                    35.0%         35.0%           35.0%
Increase (decrease) resulting from:
   State income taxes, net of
         federal income tax benefit        5.5           6.7             4.2
Foreign losses                             9.3           5.1             1.5
Other items, net                          (3.5)          1.9              .1
--------------------------------------------------------------------------------
Provision for income taxes                46.3%         48.7%           40.8%
================================================================================

         Income taxes paid for the years ended December 31, 2002, 2001, and 2000 amounted to $11,370,000, $13,399,000 and $21,212,000, respectively.

NOTE N - COMMITMENTS

         The Company's minimum rental commitments, principally for equipment, under noncancelable leases in effect at December 31, 2002, amounted to approximately $15,632,000. Such rentals are payable as follows: 2003 - $3,084,000; 2004 - $2,660,000; 2005 - $2,172,000; 2006 - $1,890,000; 2007 -
$1,675,000; and 2008 and thereafter - $4,151,000.

         Total rental expense for the years ended December 31, 2002, 2001 and 2000 amounted to $3,669,000, $3,090,000 and $2,783,000, respectively.

NOTE O - INCOME PER SHARE

         The computation of basic and diluted earnings per share consisted of the following:

                                                       Year ended December 31,
(In thousands, except per share data)              2002         2001        2000
--------------------------------------------------------------------------------
Numerator:
Net income                                      $12,447       $8,787     $28,136
================================================================================
Denominator:
     Denominator for basic income per
          share - weighted average shares         9,570        9,685       9,860
Effect of dilutive securities:
     Stock option plans                              26           23          14
--------------------------------------------------------------------------------
Denominator for diluted
     income per share -
          adjusted weighted average shares        9,596        9,708       9,874

================================================================================
Basic income per share                            $1.30        $0.91       $2.85
================================================================================
Diluted income per share                          $1.30        $0.91       $2.85
================================================================================

NOTE P - SEGMENT REPORTING

         The Company has four reportable segments: Maintenance, Repair and Replacement (MRO) distribution, Original Equipment Manufacturer (OEM) distribution and manufacturing, International Maintenance, Repair and Replacement (INTLMRO) distribution in Canada and International Original Equipment Manufacturer (INTLOEM) distribution in Mexico and the United Kingdom. Prior to 2002, the Company combined the results of INTLMRO and INTLOEM in one reportable segment. The Company has reclassified 2001 and 2000 presentation to conform to the 2002 presentation. The operations of the Company's MRO and INTLMRO distribution segments distribute a wide range of MRO parts to repair and maintenance organizations by the Company's force of independent sales agents. The operations of the Company's OEM segment manufacture and distribute component parts to large OEM manufacturers through a network of independent sales agents as well as internal sales employees.

         The INTLMRO distribution segment distributes component parts to large OEM manufacturers through a network of independent sales agents as well as internal sales employees.

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

Financial information for the Company's reportable segments consisted of the following:



                                                         Year Ended December 31,
                                              2002                 2001                2000
------------------------------------------------------------------------------------------------
Net sales
  MRO distribution                        $306,862,751         $306,917,045       $283,969,540
  OEM distribution                          55,546,938           52,350,227         52,001,028
  International MRO distribution            16,504,952           13,998,416          7,980,367
  International OEM distribution             8,541,258            6,141,387          5,016,551
------------------------------------------------------------------------------------------------
    Consolidated total                    $387,455,899         $379,407,075       $348,967,486
------------------------------------------------------------------------------------------------
Operating Income (loss)
  MRO distribution                         $23,828,009          $15,167,119        $39,336,157
  OEM distribution                           2,490,409            2,165,731          4,052,210
  International MRO distribution             1,050,523              870,255            341,257
  International OEM distribution            (5,558,364)          (2,001,300)        (1,906,069)




------------------------------------------------------------------------------------------------
    Consolidated total                     $21,810,577          $16,201,805        $41,823,555
------------------------------------------------------------------------------------------------
Capital expenditures
  MRO distribution                          $3,941,080           $4,496,163         $2,761,755
  OEM distribution                             868,480              683,937            570,225
  International MRO distribution               944,109               39,976             46,812
  International OEM distribution               211,259                8,853             13,666
------------------------------------------------------------------------------------------------
    Consolidated total                      $5,964,928           $5,228,929         $3,392,458
------------------------------------------------------------------------------------------------
Depreciation and amortization
  MRO distribution                          $5,649,831           $6,553,422         $5,176,344
  OEM distribution                             798,582            1,060,392          1,130,394
  International MRO distribution               120,992              278,437            100,790
  International OEM distribution               257,305              253,762            256,135
------------------------------------------------------------------------------------------------
    Consolidated total                      $6,826,710           $8,146,013         $6,663,663
------------------------------------------------------------------------------------------------
Total assets
  MRO distribution                        $155,439,382         $166,440,355       $160,169,065
  OEM distribution                          32,573,417           34,183,609         32,181,862
  International MRO distribution            13,988,741           15,033,073         13,639,261
  International OEM distribution             8,379,109            5,398,970          5,662,278
------------------------------------------------------------------------------------------------
    Segment total                          210,380,649          221,056,007        211,652,466
------------------------------------------------------------------------------------------------
  Corporate                                 15,450,000           13,150,000         11,069,000
------------------------------------------------------------------------------------------------
    Consolidated total                    $225,830,649         $234,206,007       $222,721,466
------------------------------------------------------------------------------------------------
Goodwill
  MRO distribution                         $22,103,856          $22,103,856      $        -
  OEM distribution                           2,251,247            2,251,247          2,251,247
  International MRO distribution             4,294,113            4,294,113                -
  International OEM distribution                   -                    -                  -
------------------------------------------------------------------------------------------------
    Consolidated total                     $28,649,216          $28,649,216         $2,251,247
================================================================================================



The reconciliation of segment profit to consolidated income before income taxes consisted of the following:


                                                         Year Ended December 31,
                                              2002                 2001                2000
------------------------------------------------------------------------------------------------
Total operating income for
reportable segments                        $21,810,577          $16,201,805        $41,823,555
Interest and dividend income                    52,886              654,257          1,072,730
Interest expense                              (153,809)            (705,756)            (7,959)
Gain from sale of partnership                      -                   -             3,502,336
interest
Other - net                                  1,479,261              991,887          1,175,011
------------------------------------------------------------------------------------------------
    Income before income taxes             $23,188,915          $17,142,193        $47,565,673
================================================================================================


Financial information related to the Company's operations by geographic area consisted of the following:


                                                         Year Ended December 31,
                                              2002                 2001                2000
------------------------------------------------------------------------------------------------
Net sales
   United States                          $362,409,689         $359,267,272       $335,970,568
   Canada                                   16,504,952           13,998,416          7,980,367
   Other foreign countries                   8,541,258            6,141,387          5,016,551
------------------------------------------------------------------------------------------------
       Consolidated total                 $387,455,899         $379,407,075       $348,967,486
================================================================================================


                                                         Year Ended December 31,
                                              2002                 2001                2000
------------------------------------------------------------------------------------------------
Long-lived assets
   United States                           $60,677,605          $61,012,500        $39,155,963
   Canada                                    7,129,149            6,300,247          2,154,539
   Other foreign countries                     361,300              395,939            525,444
------------------------------------------------------------------------------------------------
       Consolidated total                  $68,168,054          $67,708,686        $41,835,946
================================================================================================



         Net sales are attributed to countries based on the location of customers. Long-lived assets consist of total property, plant and equipment and intangible assets such as goodwill.

NOTE Q - SUMMARY OF UNAUDITED QUARTERLY RESULTS OF OPERATIONS

Unaudited quarterly results of operations for the years ended December 31, 2002 and 2001 are summarized as follows:


                                                            Quarter ended
2002                                        Mar. 31         Jun. 30       Sept. 30       Dec.31(1),(2)
------------------------------------------------------------------------------------------------------
(In thousands, except per share data)
Net sales(4)                               $95,746        $99,890        $98,474      $93,346
Cost of goods sold(4)                       33,704         35,343         35,211       32,871
Income before income taxes(4)                6,410          8,056          6,628        2,095
Provision for income taxes                   2,578          3,360          2,869        1,935
Net income                                   3,832          4,696          3,759          160
Net income per share of common stock
    Basic and Diluted                          .40            .49            .39           .02
Diluted weighted average shares
    outstanding                              9,657          9,643          9,576        9,526

                                                            Quarter ended
2001                                        Mar. 31         Jun. 30       Sept. 30      Dec. 31(1),(3)
------------------------------------------------------------------------------------------------------
(In thousands, except per share data)
Net sales(4)                               $83,650        $98,980       $100,000      $96,777
Cost of goods sold(4)                       29,937         33,888         35,256       31,984
Income (loss) before income taxes(4),(5)     5,825          6,927          5,838       (1,448)
Provision for income taxes                   2,587          2,939          2,525          304
Net income (loss)                            3,238          3,988          3,313       (1,752)
Net income (loss) per share of common
stock
    Basic and Diluted                          .33            .41            .34         (.18)
Diluted weighted average shares
    outstanding                              9,730          9,740          9,715        9,652


1 Inventories and cost of goods sold during interim periods are determined through the use of estimated gross profit rates. The difference between actual and estimated gross profit rates used for interim periods is adjusted in the fourth quarter. This adjustment increased net income by approximately $1,955,000 and $2,055,000 in 2002 and 2001, respectively.

2 The fourth quarter included $421,000 of restructuring charges for compensation arrangements related to management personnel reductions.

3 The fourth quarter included non-recurring charges for the write-off of capitalized software and implementation costs of an enterprise information system project which the Company decided to discontinue as well as a non-recurring promotional program related to the acquisition of Premier operations. These charges reduced net income by $5,138,000 and $2,021,000, respectively.

4 The Company acquired the business of Premier as of March 30, 2001. The results of the acquisition are included in the quarterly results since the date of the acquisition.

5    The Company adopted SFAS No. 142 as of January 1, 2002. Therefore, the
     Company discontinued amortization of goodwill for all quarters of 2002.
     Pre-tax income included goodwill amortization of $45,000, $388,000, $388,000, and $388,000 for the respective quarters in 2001.



                                                                     SCHEDULE II

                     LAWSON PRODUCTS, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS


                                     BALANCE AT        CHARGED TO COSTS      DEDUCTIONS -      BALANCE AT END
          DESCRIPTION           BEGINNING OF PERIOD      AND EXPENSES        DESCRIBE (A)        OF PERIOD
          -----------           -------------------      ------------        ------------        ---------
Allowance deducted from assets
to which it applies:
   Allowance for doubtful
   accounts:
Year ended December 31, 2002          $1,803,179           $1,585,048        $1,558,115         $1,830,112
Year ended December 31, 2001           1,658,585            1,901,379         1,756,785          1,803,179
Year ended December 31, 2000           1,601,649            1,419,120         1,362,184          1,658,585

Note A - Uncollected receivables written off, net of recoveries.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         a.  Directors
             ---------

         The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2003, under the caption "Election of Directors," which information is incorporated herein by reference.

         b.  Executive Officers
             ------------------

         The information required by this Item is set forth in Item 1 - Business under "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION.

         The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2003, under the caption "Remuneration of Executive Officers," which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2003 under the captions "Securities Beneficially Owned by Principal Stockholders and Management," and "Equity Compensation Plan", which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of stockholders to be held on May 13, 2003 under the caption "Election of Directors," which information is incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days of the filing date of this report, that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective for gathering, analyzing and disclosing the information the Company is required to disclose in its reports filed under the Securities Exchange Act of 1934. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      (1)      Financial Statements
                  --------------------

         The following information is presented in this report:

                  Consolidated Balance Sheets as of December 31, 2002 and 2001.

                  Consolidated Statements of Income for the Years ended December 31, 2002, 2001 and 2000.

                  Consolidated Statements of Changes in Stockholders' Equity for the Years ended December 31, 2002, 2001 and 2000.

                  Consolidated Statements of Cash Flows for the Years ended December 31, 2002, 2001 and 2000.

                  Notes to Consolidated Financial Statements.

         (2)      Financial Statement Schedule
                  ----------------------------

         The following consolidated financial statement schedule of Lawson Products, Inc. and subsidiaries is included in Item 15(d):

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

       3(b) Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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

       *10(c)(3.1) First Amendment to Employment Agreement dated as of August 1,
                   1996, incorporated herein by reference from Exhibit 10(c)(6.1) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.


--------
*Indicates management employment contracts or compensatory plans or arrangements.

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

       10(c)(9) Lawson Products, Inc. 2002 Stock Equivalents Plan for Non Employee Directors.

       21          Subsidiaries of the Company.

       23          Consent of Ernst & Young LLP.

       99.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                Reports on Form 8-K
                   -------------------

                   No reports on Form 8-K were filed during the fourth quarter of the fiscal year covered by this Report.

(c)                Exhibits
                   --------

                   See item 15(a)(3) above for a list of exhibits to this report.

(d)                Schedules
                   ---------

                   See item 15(a)(2) above for a list of schedules filed with this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   LAWSON PRODUCTS, INC.

Date:  March  26, 2003                         By /s/ Robert J. Washlow
                                                  ------------------------------
                                                  Robert J. Washlow, Chairman of
                                                  the Board and Chief Executive
                                                  Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below this 26th day of March, 2003, by the following persons on behalf of the registrant and in the capacities indicated.

               SIGNATURE                                    TITLE
/s/ Robert J. Washlow                    Chairman of the Board, Chief Executive
---------------------------------
Robert J. Washlow                        Officer and Director
                                         (principal executive officer)
/s/ Joseph L. Pawlick                    Chief Financial Officer
---------------------------------
Joseph L. Pawlick                        (principal financial officer)
/s/ Victor G. Galvez                     Controller
---------------------------------
Victor G. Galvez                         (principal accounting officer)
/s/ Jerome Shaffer                       Vice President, Treasurer and Director
---------------------------------
Jerome Shaffer
/s/ James T. Brophy                      Director
---------------------------------
James T. Brophy
/s/ Bernard Kalish                       Director
---------------------------------
Bernard Kalish
/s/ Robert M. Melzer                     Director
---------------------------------
Robert M. Melzer
/s/ Ronald B. Port                       Director
---------------------------------
Ronald B. Port
/s/ Sidney L. Port                       Director
---------------------------------
Sidney L. Port
/s/ Robert G. Rettig                     Director
---------------------------------
Robert G. Rettig
/s/ Mitchell H. Saranow                  Director
---------------------------------
Mitchell H. Saranow

                                 CERTIFICATIONS
                                 --------------

I, Robert J. Washlow, certify that:

1. I have reviewed this annual report on Form 10-K of Lawson Products, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 26, 2003

/s/ Robert J. Washlow
---------------------
Robert J. Washlow
Chairman of the Board and Chief Executive Officer

                                 CERTIFICATIONS
                                 --------------

I, Joseph L. Pawlick, certify that:

1. I have reviewed this annual report on Form 10-K of Lawson Products, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 26, 2003

                                                        /s/ Joseph L. Pawlick
                                                        ---------------------
                                                        Joseph L. Pawlick
                                                        Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                   DESCRIPTION OF EXHIBIT
------                   ----------------------

3(a) Certificate of Incorporation of the Company, as amended, incorporated herein by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

3(b) Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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

10(c)(9) Lawson Products, Inc. 2002 Stock Equivalents Plan for Non Employee Directors.

21              Subsidiaries of the Company.

23              Consent of Ernst & Young LLP.

99.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002