Form 10-Q
period 2003-03-31
LAWSON PRODUCTS INC/NEW/DE/
filed 2003-05-09
CIK 703604

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                           ---------------------------

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                 For the quarterly period ended March 31, 2003.

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                 For the transition period from _____ to _______

                          -----------------------------

                           Commission file no. 0-10546

                              LAWSON PRODUCTS, INC.
                              ---------------------

             (Exact name of registrant as specified in its charter)

                Delaware                                 36-2229304
----------------------------------------     -----------------------------------
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                   Identification No.)


1666 East Touhy Avenue, Des Plaines, Illinois              60018
--------------------------------------------------------------------------------

(Address of principal executive offices)                (Zip Code)

Registrant's telephone no., including area code:  (847) 827-9666
                                                  --------------

                                 Not applicable
--------------------------------------------------------------------------------

              Former name, former address and former fiscal year,
                         if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 9,490,111 Shares, $1 par value, as of April 14, 2003.

                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number
                                                                          ------
Part I. FINANCIAL INFORMATION

   Item 1. Financial Statements

     Condensed Consolidated Balance Sheet at March 31, 2003 (unaudited)
     and December 31, 2002                                                     3

     Condensed Consolidated Statement of Income for the three months ended
     March 31, 2003 and 2002 (unaudited)                                       5

     Condensed Consolidated Statement of Cash Flows for the three  months
     ended March 31, 2003 and 2002 (unaudited)                                 6

     Notes to Condensed Consolidated Unaudited Financial Statements            7

     Independent Accountants' Review Report                                   11

   Item 2. Management's Discussion and Analysis of Financial Condition and
   Operating Results                                                          12

   Item 3. Quantitative and Qualitative Disclosures About Market Risk         12

   Item 4. Controls and Procedures                                            13

Part II. OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K                                   13

Signatures                                                                    14

Certifications                                                                15

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                                           LAWSON PRODUCTS, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  March 31,               December 31,
(Amounts in thousands, except share data)                                           2003                      2002
                                                                           ------------------------  ------------------------
                                                                                 (UNAUDITED)
ASSETS
Current Assets:
  Cash and cash equivalents                                                                $ 6,897                   $ 7,591
  Marketable securities                                                                        540                       696
  Accounts receivable, less
    allowance for doubtful accounts                                                         44,680                    42,990
  Inventories (Note B)                                                                      62,193                    63,851
  Miscellaneous receivables and
    prepaid expenses                                                                         9,230                    11,170
  Deferred income taxes                                                                      3,381                     3,463
                                                                           ------------------------  ------------------------
         Total Current Assets                                                              126,921                   129,761

Property, plant and equipment, less
  allowances for depreciation and amortization                                              39,569                    39,519
Investments in real estate                                                                   1,485                     1,305
Deferred income taxes                                                                       11,828                    11,987
Goodwill, less accumulated amortization                                                     28,649                    28,649
Other assets                                                                                14,895                    14,610
                                                                           ------------------------  ------------------------

         Total Assets                                                                     $223,347                  $225,831
                                                                           ========================  ========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                                         $ 6,592                   $ 8,085
  Accrued expenses and other liabilities                                                    18,909                    23,638
  Income taxes                                                                               1,485                       ---
                                                                           ------------------------  ------------------------
         Total Current Liabilities                                                          26,986                    31,723
                                                                           ------------------------  ------------------------

  Accrued liability under security
    bonus plans                                                                             20,518                    20,614
  Other                                                                                     11,170                    11,151
                                                                           ------------------------  ------------------------
                                                                                            31,688                    31,765
                                                                           ------------------------  ------------------------



Stockholders' Equity:
  Preferred Stock, $1 par value:
    Authorized - 500,000 shares
    Issued and outstanding - None                                                              ---                       ---
  Common Stock, $1 par value:
    Authorized - 35,000,000 shares
    Issued and outstanding-(2003-9,490,111
      shares; 2002-9,494,011 shares)                                                         9,490                     9,494

  Capital in excess of par value                                                             2,262                     2,387

  Retained earnings                                                                        154,613                   152,495

  Accumulated other comprehensive income                                                   (1,692)                   (2,033)
                                                                           ------------------------  ------------------------
         Total Stockholders' Equity                                                        164,673                   162,343
                                                                           ------------------------  ------------------------

         Total Liabilities and Stockholders'
           Equity                                                                         $223,347                  $225,831
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


                                 LAWSON PRODUCTS, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                               (UNAUDITED)
(Amounts in thousands, except per share data)

                                                               For the
                                                         Three Months Ended
                                                              March 31,
                                                      2003                 2002
                                                ------------------   -----------------
Net sales                                                 $96,075             $95,746
Cost of goods sold (Note B)                                34,548              33,704
                                                ------------------   -----------------
Gross profit                                               61,527              62,042

Selling, general and
  administrative expenses                                  55,265              56,042
                                                ------------------   -----------------
Operating income                                            6,262               6,000
                                                ------------------   -----------------

Investment and other income                                   359                 483
Interest expense                                              ---                  73
                                                ------------------   -----------------

Income before income taxes                                  6,621               6,410
Provision for income taxes                                  2,863               2,578
                                                ------------------   -----------------
Net income                                                 $3,758              $3,832
                                                ==================   =================

Net income per share
  of common stock:
    Basic                                                   $0.40               $0.40
                                                ==================   =================

    Diluted                                                 $0.40               $0.40
                                                ==================   =================

Cash dividends declared per
  share of common stock                                     $0.16               $0.16
                                                ==================   =================

Weighted average shares
  outstanding:
    Basic                                                   9,492               9,627
                                                ==================   =================

    Diluted                                                 9,511               9,657
                                                ==================   =================
                                       See notes to condensed consolidated financial statements.


                          LAWSON PRODUCTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       (UNAUDITED)
(Amounts in thousands)

                                                                                                          For the
                                                                                                    Three Months Ended
                                                                                                         March 31,
                                                                                                 2003                2002
                                                                                           ------------------  ------------------
Operating activities:
 Net income                                                                                           $3,758              $3,832
 Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                                                                      1,644               1,695
    Changes in operating assets and liabilities                                                      (3,855)               1,628
    Other                                                                                                707                 538
                                                                                           ------------------  ------------------
 Net Cash Provided by Operating Activities                                                             2,254               7,693
                                                                                           ------------------  ------------------
Investing activities:
 Additions to property, plant and equipment                                                          (1,333)             (1,322)
 Purchases of marketable securities                                                                  (1,654)             (2,883)
 Proceeds from sale of marketable securities                                                           1,809               4,122
 Other                                                                                                   ---                 176
                                                                                           ------------------  ------------------

 Net Cash Provided by (Used in) Investing Activities                                                 (1,178)                  93
                                                                                           ------------------  ------------------

Financing activities:
 Proceeds from revolving line of credit                                                                  ---              14,000
 Payments on revolving line of credit                                                                    ---            (23,000)
 Dividends paid                                                                                      (1,519)             (1,541)
 Other                                                                                                 (251)               (315)
                                                                                           ------------------  ------------------

 Net Cash Used in Financing Activities                                                               (1,770)            (10,856)
                                                                                           ------------------  ------------------

     Decrease in Cash and Cash Equivalents                                                             (694)             (3,070)

 Cash and Cash Equivalents at Beginning of Period                                                      7,591               6,987
                                                                                           ------------------  ------------------

     Cash and Cash Equivalents at End of Period                                                       $6,897              $3,917
                                                                                           ==================  ==================



                                           See notes to condensed consolidated financial statements.


         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

A) As contemplated by the Securities and Exchange Commission, the accompanying consolidated financial statements and footnotes have been condensed and therefore, do not contain all disclosures required by generally accepted accounting principles. Reference should be made to Lawson Products, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 2002. The Condensed Consolidated Balance Sheet as of March 31, 2003, the Condensed Consolidated Statements of Income for the three month periods ended March 31, 2003 and 2002 and the Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2003 and 2002 are unaudited. In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) have been made, which are necessary to present fairly the results of operations for the interim periods. Operating results for the quarter ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

B) Inventories (consisting of primarily finished goods) at March 31, 2003 and cost of goods sold for the three month period ending March 31, 2003 were based on perpetual inventory records. Inventories (consisting of primarily finished goods) at March 31, 2002 and cost of goods sold for the three month period ended March 31, 2002 were determined through the use of estimated gross profit rates. The difference between actual and estimated gross profit in 2002 was adjusted in the fourth quarter. In 2002, this adjustment increased net income by approximately $1,955,000.

C) Total comprehensive income and its components, net of related tax, for the first quarter of 2003 and 2002 are as follows (in thousands):

                                                                      2003             2002
                                                                      ----             ----
Net income                                                           $3,758           $3,832
Foreign currency translation adjustments                                341             (117)
                                                                 -------------------------------
Comprehensive income                                                 $4,099           $3,715
                                                                 ===============================

The components of accumulated other comprehensive income, net of related tax, at March 31, 2003 and December 31, 2002 are as follows (in thousands):

                                                                      2003             2002
                                                                      ----             ----
Foreign currency translation adjustments                            $(1,692)         $(2,033)
                                                                 -------------------------------
Accumulated other comprehensive income                              $(1,692)         $(2,033)
                                                                 ===============================

D) Earnings per Share

The calculation of dilutive weighted average shares outstanding at March 31, 2003 and 2002 are as follows (in thousands):

                                                                      2003             2002
                                                                      ----             ----
Basic weighted average shares outstanding                             9,492           9,627
Dilutive impact of options outstanding                                   19              30
                                                                 -------------------------------
Dilutive weighted average shares outstanding                          9,511           9,657
                                                                 ===============================

E) Revolving Line of Credit

In March 2001 the Company entered into a $50 million revolving line of credit. The revolving line of credit matures five years from the closing date and carries an interest rate of prime minus 150 basis points floating or LIBOR plus 75 basis points, at the Company's option. Interest is payable quarterly on prime borrowings and at the earlier of quarterly or maturity with respect to the LIBOR contracts. The line of credit contains certain financial covenants regarding interest coverage, minimum stockholders' equity and working capital, all of which the Company was in compliance with at March 31, 2003. The Company had nothing outstanding under the line at March 31, 2003, and December 31, 2002.

F) Special Charges

The table below shows an analysis of the Company's reserves for severance and related expenses for the first quarter of 2003 and 2002:

                                                                       Three Months Ended
In thousands                                                                March 31,
------------------------------------------------------------------------------------------------
                                                                      2003             2002
                                                                      ----             ----
Balance at December 31                                                $ 876           $1,458
Cash paid in the quarter                                               (140)            (246)
                                                                 -------------------------------
Balance at March 31                                                   $ 736           $1,212
                                                                 ===============================

G) Intangible Assets

Intangible assets subject to amortization, included within other assets, were as follows (in thousands):

                                                                   March 31, 2003

                                                       Gross       Accumulated     Net Carrying
                                                      Balance     Amortization        Amount
                                                      -------     ------------        ------
Trademarks and tradenames                             $1,747          $714            $1,033
Customer Lists                                           953           101               852
                                                    -------------------------------------------
                                                      $2,700          $815            $1,885
                                                    -------------------------------------------

                                                                 December 31, 2002

                                                       Gross       Accumulated     Net Carrying
                                                      Balance     Amortization        Amount
                                                      -------     ------------        ------
Trademarks and tradenames                             $1,747          $668            $1,079
Customer Lists                                           953            33               920
                                                    -------------------------------------------
                                                      $2,700          $701            $1,999
                                                    -------------------------------------------

Trademarks and tradenames are being amortized over a weighted average 15.1 years. Customer lists are being amortized over 15.2 years. Amortization expense for intangible assets is expected to be $322,000, $176,000, $143,000, $143,000 and $98,000 for 2003 and the next four years, respectively.

H) Accounting for Stock-Based Compensation

The Company adopted FASB Statement No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure." This Statement requires additional disclosure within interim financial statements. The following table shows the effect on net income and earnings per share as required by FASB Statement No. 123, "Accounting for Stock-Based Compensation."

                                                            Three Months Ended March 31,
                                                            ----------------------------
In thousands                                                     2003            2002
------------------------------------------------------------------------------------------
Net income-as reported                                          $3,758          $3,832
Deduct:  Total stock based employee  compensation  expense
determined under fair value method, net of tax                     (7)             (9)
------------------------------------------------------------------------------------------
Net income-pro forma                                             3,751           3,823
Basic and diluted earnings per share
-as reported                                                      .40             .40
Basic earnings per share-pro forma                                .40             .40
Diluted earnings per share-pro forma                              .39             .40


A $243,000 reversal of a compensation expense accrual relative to stock performance rights was recorded in the first quarter of 2003. The first quarter of 2002 includes $33,000 in compensation expense relative to stock performance rights.

I) Segment Reporting

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

Financial information for the Company's reportable segments consisted of the following:

                                                                    Three Months Ended
                                                                        March 31,
                                                                 ------------------------
In Thousands                                                        2003         2002
-----------------------------------------------------------------------------------------
Net sales
MRO distribution                                                  $ 75,047      $75,781
OEM distribution                                                    14,271       14,484
International MRO distribution                                       4,386        3,875
International OEM distribution                                       2,371        1,606
                                                                 ------------------------
      Consolidated total                                          $ 96,075      $95,746
                                                                 ------------------------
Operating income(loss)
MRO distribution                                                  $  6,104      $ 5,491
OEM distribution                                                       475        1,068
International MRO distribution                                         324
                                                                                    (50)
International OEM distribution                                                     (509)
                                                                      (641)
                                                                 ------------------------
Consolidated total                                                $  6,262      $ 6,000
                                                                 ------------------------

The reconciliation of segment profit to consolidated income before income taxes consisted of the following:

                                                                    Three Months Ended
                                                                        March 31,
                                                                 ------------------------
In Thousands                                                        2003         2002
-----------------------------------------------------------------------------------------
Total operating income from reportable segments                  $  6,262     $  6,000
Investment and other income                                           359          483
Interest expense                                                      ---          (73)
                                                                 ------------------------
Income before income taxes                                       $  6,621     $  6,410
                                                                 ------------------------

Asset information related to the Company's reportable segments consisted of the following:

                                                                March 31,    December 31,
In Thousands                                                       2003           2002
--------------------------------------------------------------------------------------------
Total Assets
MRO distribution                                                 $151,471       $155,439
OEM distribution                                                   33,665         32,574
International MRO distribution                                     14,633         13,989
International OEM distribution                                      8,369          8,379
                                                               -----------------------------
      Total for reportable segments                               208,138        210,381
Corporate                                                          15,209         15,450
                                                               -----------------------------
Consolidated Total                                               $223,347       $225,831
                                                               -----------------------------

At December 31, 2002, the carrying value of goodwill within each reportable segment was as follows (in thousands):

            MRO distribution                                        $ 22,104
            OEM distribution                                           2,251
            International MRO distribution                             4,294
            International OEM distribution                               ---
                                                                    --------
                  Consolidated total                                $ 28,649
                                                                    --------

                     Independent Accountants' Review Report

Board of Directors and Stockholders of Lawson Products, Inc.

         We have reviewed the accompanying condensed consolidated balance sheet of Lawson Products, Inc. and subsidiaries as of March 31, 2003 and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

         We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Lawson Products, Inc. as of December 31, 2002, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended, not presented herein, and in our report dated February 20, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                              /s/ ERNST & YOUNG LLP

April 14, 2003

         This Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, contains certain forward-looking statements pertaining to the ability of the Company to finance future growth, cash dividends and capital expenditures, the ability to successfully integrate acquired businesses and certain other matters. These statements are subject to uncertainties and other factors which could cause actual events or results to vary materially from those anticipated. The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

         Net sales for the three-month period ended March 31, 2003 increased 0.3% to $96,075,000 relative to the similar period of 2002. Combined Maintenance, Repair and Replacement (MRO and INTLMRO) distribution net sales decreased $0.3 million in the first quarter to $79.4 million from $79.7 million in the first quarter of 2002. Combined Original Equipment Manufacturer (OEM and INTLOEM) net sales increased $0.5 million to $16.6 million from $16.1 million for the same period in 2002. Increased sales in the INTLOEM segment, resulting primarily from increased penetration of existing accounts, more than offset a slight decline in the OEM segment.

         Operating income for the three-month period ended March 31, 2003 rose $0.3 million, a 4.4% increase over the comparable period of 2002. The combined MRO segments experienced an increase of $1.0 million, an 18.1% gain over the first quarter of 2002. This increase resulted primarily from the expiration of a special promotional program at the end of March, 2002 that was provided to certain outside sales agents and from the Company's continuing efforts to contain and reduce costs. The combined OEM segments had an operating loss of $0.2 million for the three month period ended March 31, 2003 compared to operating income of $0.6 million for the similar period of 2002. This decline is primarily attributable to lower gross margins, which more than offset the sales gain noted above, and higher selling, general and administrative (S,G&A) expenses.

         Net income was $3.8 million ($.40 per diluted share) for the three month periods ended March 31, 2003 and 2002. A slight increase in pre-tax income resulted primarily from the March, 2002 expiration of the special promotional program discussed above, and continuing cost containment efforts that more than offset a lower gross margin percentage. This slight improvement in pre-tax income was more than offset by a higher effective income tax rate. Per share net income for 2003 and 2002 was positively impacted by the Company's share repurchase program.

         Cash flows provided by operations for the three months ended March 31, 2003 and March 31, 2002 were $2.3 million and $7.7 million, respectively. The decrease was due primarily to the net decrease in operating liabilities, primarily accrued expenses and accounts payable. In 2002, cash flows provided from operating activities were positively impacted by decreases in inventories and other assets. Additions to property, plant and equipment were $1.3 million for both the three months ended March 31, 2003 and 2002. Capital expenditures for 2003 and 2002 were incurred primarily for improvement of existing facilities and for the purchase of related equipment. In 2002, capital expenditures also include improvements of new leased facilities.

         During the first quarter of 2003, the Company purchased 4,600 shares of its own common stock for approximately $127,000 pursuant to the 2000 Board authorization to purchase up to 500,000 shares. In the first three months of 2002, the Company purchased 11,600 shares of its own common stock for approximately $325,000. Of these purchases, 8,765 shares were acquired pursuant to the 2000 Board authorization to purchase up to 500,000 shares and 2,835 shares represented the remaining shares authorized for purchase under the 1999 Board authorization to purchase up to 500,000 shares. All shares purchased as of March 31, 2003 have been retired. Funds to purchase these shares were provided by investments and cash flows from operations.

         Current investments, cash flows from operations and the $50,000,000 unsecured line of credit are expected to be sufficient to finance the Company's future growth, cash dividends and capital expenditures.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

There have been no material changes in market risk at March 31, 2003 from that reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4.           CONTROLS AND PROCEDURES
                  -----------------------

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
                           Interim Financial Information

                  99.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) The Registrant did not file any Current Reports on Form 8-K for the three months ended March 31, 2003.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                LAWSON PRODUCTS, INC.
                                                    (Registrant)



Dated: May 7, 2003                              /s/ Robert J. Washlow
     --------------                  -------------------------------------------
                                                  Robert J. Washlow
                                                Chairman of the Board
                                            (principal executive officer)



Dated May 7, 2003                               /s/ Joseph L. Pawlick
     -------------                   -------------------------------------------
                                                  Joseph L. Pawlick
                                               Chief Financial Officer
                                            (principal financial officer)

                                      -14

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



Date: May 7, 2003

  /s/ Robert J. Washlow
-------------------------------
Robert J. Washlow
Chief Executive Officer

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

Date: May 7, 2003

 /s/ Joseph L. Pawlick
----------------------------------
Joseph L. Pawlick
Chief Financial Officer