Form 10-Q
period 2003-06-30
LAWSON PRODUCTS INC/NEW/DE/
filed 2003-08-12
CIK 703604

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                           ---------------------------

                                    FORM 10-Q

            [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2003.

                                       or

            [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the transition period from        to
                                                ------    -------

                          -----------------------------

                           Commission file no. 0-10546

                              LAWSON PRODUCTS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                   36-2229304
---------------------------------           ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

1666 EAST TOUHY AVENUE, DES PLAINES, ILLINOIS                          60018
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone no., including area code:  (847) 827-9666
                                                  --------------

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
9,490,111 SHARES, $1 PAR VALUE, AS OF JULY 15, 2003.

                         PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS


                     LAWSON PRODUCTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)                                              JUNE 30,        DECEMBER 31,
                                                                                          2003             2002
                                                                                    ---------------- ---------------
                                                                                      (UNAUDITED)
ASSETS
------
Current Assets:
   Cash and cash equivalents                                                        $        6,791   $        7,591
   Marketable securities                                                                       590              696
   Accounts receivable, less allowance for doubtful accounts                                45,760           42,990
   Inventories                                                                              64,272           63,851
   Miscellaneous receivables and prepaid expenses                                            9,623           11,170
   Deferred income taxes                                                                     3,293            3,463
                                                                                    --------------   --------------
         Total Current Assets                                                              130,329          129,761

Property, plant and equipment, less allowances for depreciation and
    amortization                                                                            39,448           39,519
Investments in real estate                                                                   1,565            1,305
Deferred income taxes                                                                       12,178           11,987
Goodwill                                                                                    28,649           28,649
Other assets                                                                                14,459           14,610
                                                                                    --------------   --------------
         Total Assets                                                               $      226,628   $      225,831
                                                                                    ==============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
   Accounts payable                                                                 $        7,078   $        8,085
   Accrued expenses and other liabilities                                                   19,367           23,638
                                                                                    --------------   --------------
         Total Current Liabilities                                                          26,445           31,723
                                                                                    --------------   --------------

   Accrued liability under security bonus plans                                             20,576           20,614
   Other                                                                                    11,562           11,151
                                                                                    --------------   --------------
                                                                                            32,138           31,765
                                                                                    --------------   --------------

Stockholders' Equity:
   Preferred Stock, $1 par value:  Authorized - 500,000 shares;
     Issued and outstanding - None                                                              --               --
   Common Stock, $1 par value:  Authorized - 35,000,000 shares;
     Issued and outstanding-(2003 - 9,490,111 shares; 2002- 9,494,011 shares)                9,490            9,494

   Capital in excess of par value                                                            2,262            2,387

   Retained earnings                                                                       157,235          152,495

   Accumulated other comprehensive income                                                     (942)          (2,033)
                                                                                    --------------   --------------
         Total Stockholders' Equity                                                        168,045          162,343
                                                                                    --------------   --------------

         Total Liabilities and Stockholders' Equity                                 $      226,628   $      225,831
                                                                                    ==============   ==============

See notes to condensed consolidated financial statements.



                     LAWSON PRODUCTS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              FOR THE                            FOR THE
                                                        THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                              JUNE 30,                           JUNE 30,
                                                 ---------------------------------  --------------------------------
                                                       2003              2002             2003              2002
                                                 ---------------   ---------------  ---------------   --------------

Net sales                                        $       97,109    $       99,890   $      193,184    $      195,636
Cost of goods sold (Note B)                              35,034            35,343           69,582            69,047
                                                 --------------    --------------   --------------    --------------
Gross profit                                             62,075            64,547          123,602           126,589

Selling, general and administrative expenses             54,505            56,995          109,770           113,037
                                                          1,246             --               1,246             --
                                                 --------------    --------------   --------------    --------------
Operating income                                          6,324             7,552           12,586            13,552

Investment and other income                                 388               535              747             1,018
Interest expense                                              7                31                7               104
                                                 --------------    --------------   --------------    --------------

Income before income taxes                                6,705             8,056           13,326            14,466

Provision for income taxes                                2,564             3,360            5,427             5,938
                                                 --------------    --------------   --------------    --------------

Net income                                       $        4,141    $        4,696   $        7,899    $        8,528
                                                 ==============    ==============   ==============    ==============

Net income per share of common stock:
     Basic                                       $         0.44    $         0.49            $0.83    $         0.89
                                                 ==============    ==============   ==============    ==============

     Diluted                                     $         0.44    $         0.49            $0.83    $         0.88
                                                 ==============    ==============   ==============    ==============

Cash dividends declared per
  share of common stock                          $         0.16    $         0.16            $0.32    $         0.32
                                                 ==============    ==============   ==============    ==============

Weighted average shares outstanding:
     Basic                                                9,490             9,611            9,491             9,619
                                                 ==============    ==============   ==============    ==============

     Diluted                                              9,506             9,643            9,509             9,647
                                                 ==============    ==============   ==============    ==============



See notes to condensed consolidated financial statements.



                     LAWSON PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


(AMOUNTS IN THOUSANDS)

                                                                                                FOR THE
                                                                                            SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                          2003             2002
                                                                                    ---------------  --------------
Operating activities:
Net income                                                                          $        7,899   $        8,528
Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation and amortization                                                           3,255            3,454
     Changes in operating assets and liabilities                                            (8,196)          (1,139)
     Other                                                                                   1,831            1,768
                                                                                    --------------   --------------

Net Cash Provided by Operating Activities                                                    4,789           12,611
                                                                                    --------------   --------------


Investing activities:
Additions to property, plant and equipment                                                  (2,508)          (3,605)
Purchases of marketable securities                                                          (2,059)          (4,679)
Proceeds from sale of marketable securities                                                  2,166            5,632
Other                                                                                          100              356
                                                                                    --------------   --------------

Net Cash Used in Investing Activities                                                       (2,301)          (2,296)
                                                                                    --------------   ---------------


Financing activities:
Purchases of treasury stock                                                                   (127)          (2,284)
Proceeds from revolving line of credit                                                       4,000           26,000
Payments on revolving line of credit                                                        (4,000)         (35,000)
Dividends paid                                                                              (3,037)          (3,079)
Other                                                                                         (124)           1,249
                                                                                    --------------   --------------

Net Cash Used in Financing Activities                                                       (3,288)         (13,114)
                                                                                    --------------   ---------------

     Decrease in Cash and Cash Equivalents                                                    (800)          (2,799)

Cash and Cash Equivalents at Beginning of Period                                             7,591            6,987
                                                                                    --------------   --------------

     Cash and Cash Equivalents at End of Period                                     $        6,791   $        4,188
                                                                                    ==============   ==============



See notes to condensed consolidated financial statements.


     PART I - NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS


A) As contemplated by the Securities and Exchange Commission, the accompanying consolidated financial statements and footnotes have been condensed and therefore, do not contain all disclosures required by generally accepted accounting principles. Reference should be made to Lawson Products, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 2002. The Condensed Consolidated Balance Sheet as of June 30, 2003, the Condensed Consolidated Statements of Income for the three and six month periods ended June 30, 2003 and 2002 and the Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2003 and 2002 are unaudited. In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) have been made, which are necessary to present fairly the results of operations for the interim periods. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

B) Inventories (consisting of primarily finished goods) at June 30, 2003 and cost of goods sold for the three and six month periods ended June 30, 2003 were based on perpetual inventory records. Inventories (consisting of primarily finished goods) at June 30, 2002 and cost of goods sold for the three and six month periods ended June 30, 2002 were determined through the use of estimated gross profit rates. The difference between actual and estimated gross profit in 2002 was adjusted in the fourth quarter. In 2002, this adjustment increased net income by approximately $1,955,000.

C) Total comprehensive income and its components, net of related tax, for the first three and six months of 2003 and 2002 are as follows (in thousands):

                                                 Three months ended June 30,
                                                 2003                     2002
                                                 ----                     ----
Net income                                       $4,141                  $4,696
Foreign currency translation adjustments            750                     342
                                                 ------                  ------
Comprehensive income                             $4,891                  $5,038
                                                 ======                  ======


                                                  Six months ended June 30,
                                                   2003                    2002
                                                   ----                    ----
Net income                                       $7,899                  $8,528
Foreign currency translation adjustments          1,091                     225
                                                 ------                  ------
Comprehensive income                             $8,990                  $8,753
                                                 ======                  ======

The components of accumulated other comprehensive income, net of related tax, at June 30, 2003 and December 31, 2002 are as follows (in thousands):

                                                   2003                  2002
                                                   ----                  ----
Foreign currency translation adjustments         $   (942)             $(2,033)
                                                 ---------             --------
Accumulated other comprehensive income           $   (942)             $(2,033)
                                                 =========             ========

D) Earnings per Share

The calculation of dilutive weighted average shares outstanding for the three and six months ended June 30, 2003 and 2002 are as follows (in thousands):

                                                 Three months ended June 30,
                                                 2003                   2002
                                                 ----                   ----
Basic weighted average shares outstanding         9,490                   9,611
Dilutive impact of options outstanding               16                      32
                                                 ------                 -------
Dilutive weighted average shares outstanding      9,506                   9,643
                                                  =====                   =====

                                                  Six months ended June 30,
                                                   2003                    2002
                                                   ----                    ----
Basic weighted average shares outstanding         9,491                   9,619
Dilutive impact of options outstanding               18                      28
                                                 ------                  ------
Dilutive weighted average shares outstanding      9,509                   9,647
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

The line of credit contains certain financial covenants regarding interest coverage, minimum stockholders' equity and working capital, all of which the Company was in compliance with at June 30, 2003. The Company had no borrowings outstanding under the line at June 30, 2003, and December 31, 2002.

F) Special Charges

The Company recorded a $1.2 million charge for termination benefits of four executives in the second quarter of 2003.

The table below shows an analysis of the Company's reserves for severance and related expenses for the first six months of 2003 and 2002:


                                                   Six months ended June 30,
                                                    2003                  2002
                                                    ----                  ----
Balance at beginning of year                     $   876                $1,458
Charged to earnings                                1,246                    --
Cash paid                                           (283)                 (482)
                                                 --------               -------
Balance at June 30                                $1,839                $  976
                                                  ======                ======



G) Intangible Assets

Intangible assets subject to amortization, included within other assets, were as follows (in thousands):

                                                 June 30, 2003
                                                 -------------

                                                                          Net
                                       Gross         Accumulated       Carrying
                                      Balance       Amortization        Amount
                                      -------       ------------        ------
Trademarks and tradenames              $1,747              $760           $  987
Customer Lists                            953               124              829
                                      -------             -----         --------
                                       $2,700              $884           $1,816
                                       ======              ====           ======

                                             December 31, 2002
                                             -----------------

                                                                          Net
                                       Gross         Accumulated       Carrying
                                      Balance       Amortization        Amount
                                      -------       ------------        --------
Trademarks and tradenames              $1,747              $668           $1,079
Customer Lists                            953                33              920
                                      -------           -------          -------
                                       $2,700              $701           $1,999
                                       ======              ====           ======


Trademarks and tradenames are being amortized over a weighted average 15.1 years. Customer lists are being amortized over 15.2 years. Amortization expense for intangible assets is expected to be $322,000, $176,000, $143,000, $143,000 and $98,000 for 2003 and the next four years, respectively.

H) Accounting for Stock-Based Compensation

The Company adopted FASB Statement No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure." This Statement requires additional disclosure within interim financial statements. The following tables show the effect on net income and earnings per share as required by FASB Statement No. 123, "Accounting for Stock-Based Compensation."

                                                   Three Months Ended June 30,
                                                  ------------------------------
In thousands                                         2003              2002
--------------------------------------------------------------------------------
Net income-as reported                                 $4,141            $4,696
Deduct: Total stock based employee compensation
   expense determined under fair value method,
   net of tax                                              (9)              (13)
                                                  ------------------------------
Net income-pro forma                                    4,132             4,683
Basic and diluted earnings per share-as reported          .44               .49
Basic earnings per share-pro forma                        .44               .49
Diluted earnings per share pro forma                      .43               .49

                                                    Six Months Ended June 30,
                                                  ------------------------------
In thousands                                         2003              2002
--------------------------------------------------------------------------------
Net income-as reported                                 $7,899            $8,528
Deduct: Total stock based employee compensation
   expense determined under fair value method,
   net of tax                                             (16)              (22)
                                                  ------------------------------
Net income-pro forma                                    7,883             8,506
Basic earnings per share-as reported                      .83               .89
Diluted earnings per share-as reported                    .83               .88
Basic and diluted earnings per share-pro forma            .83              .88

A $223,000 reversal of a compensation expense accrual relative to stock performance rights was recorded in the first six months of 2003. The first six months of 2002 includes $68,000 in compensation expense relative to stock performance rights.

I) Segment Reporting

The Company has four reportable segments: Maintenance, Repair and Replacement
(MRO) distribution; Original Equipment Manufacturer (OEM) distribution and manufacturing; International Maintenance, Repair and Replacement (INTLMRO) distribution in Canada; and International Original Equipment Manufacturer (INTLOEM) distribution in Mexico and the United Kingdom.

Financial information for the Company's reportable segments consisted of the following:

                                                     Three Months Ended June 30,
                                                --------------------------------
In thousands                                    2003             2002
--------------------------------------------------------------------------------
Net sales
       MRO distribution                            $  75,326         $  78,878
       OEM distribution & manufacturing               13,325            14,576
       International MRO distribution                  4,901             4,426
       International OEM distribution                  3,557             2,010
                                                --------------------------------
          Consolidated total                       $  97,109         $  99,890
                                                --------------------------------
Operating income (loss)
       MRO distribution                            $   6,108         $   6,822
       OEM distribution & manufacturing                 (332)            1,055
       International MRO distribution                    690               480
       International OEM distribution                   (142)             (805)
                                                --------------------------------
          Consolidated total                       $   6,324         $   7,552
                                                --------------------------------

The reconciliation of segment profit to consolidated income before income taxes consisted of the following:

                                                    Three Months Ended March 31,
                                                --------------------------------
In thousands                                                  2003      2002
--------------------------------------------------------------------------------
       Total operating income from
          Reportable segments                       $  6,324         $   7,552
       Investment and other income                       388               535
       Interest expense                                   (7)              (31)
                                                --------------------------------
          Income before income taxes                $  6,705         $   8,056
                                                --------------------------------


                                                      Six Months Ended June 30,
                                                --------------------------------
In thousands                                           2003              2002
--------------------------------------------------------------------------------
Net sales
       MRO distribution                            $ 150,373         $ 154,659
       OEM distribution & manufacturing               27,596            29,060
       International MRO distribution                  9,287              8,301
       International OEM distribution                  5,928              3,616
                                                --------------------------------
          Consolidated total                       $ 193,184         $ 195,636
                                                --------------------------------
Operating income (loss)
       MRO distribution                            $  12,212         $  12,314
       OEM distribution & manufacturing                  143             2,122
       International MRO distribution                  1,014               430
       International OEM distribution                   (783)           (1,314)
                                                --------------------------------
          Consolidated total                       $  12,586         $  13,552
                                                --------------------------------

The reconciliation of segment profit to consolidated income before income taxes consisted of the following:

                                                      Six Months Ended June 30,
                                                --------------------------------
In thousands                                           2003              2002
--------------------------------------------------------------------------------
       Total operating income from
          Reportable segments                      $  12,586         $  13,552
       Investment and other income                       747             1,018
       Interest expense                                   (7)             (104)
                                                --------------------------------
       Income before income taxes                  $  13,326         $  14,466
                                                --------------------------------


Asset information related to the Company's reportable segments consisted of the following:

                                                                    December 31,
In thousands                                      June 30, 2003         2002
--------------------------------------------------------------------------------
Total assets

       MRO distribution                            $ 150,689         $ 155,439
       OEM distribution & manufacturing               34,631            32,574
       International MRO distribution                 15,745            13,989
       International OEM distribution                 10,092             8,379
                                                --------------------------------
            Total for reportable segments            211,157           210,381
       Corporate                                      15,471            15,450
                                                --------------------------------
          Consolidated total                       $ 226,628         $ 225,831
                                                --------------------------------

At December 31, 2002, the carrying value of goodwill within each reportable segment was as follows (in thousands):

                  MRO distribution                            $22,104
                  OEM distribution  & manufacturing             2,251
                  International MRO distribution                4,294
                  International OEM distribution                   --
                                                             --------
                                                              $28,649
                                                             --------

J) Impact of Recently Issued Accounting Standards

The Financial Accounting Standards Board (FASB) recently issued Interpretation No. 46, "Consolidation of Variable Interest Entities." The Interpretation explains how to identify variable interest entities (VIE) and how an enterprise assesses its interest in a VIE to decide whether to consolidate the VIE. It requires existing unconsolidated VIEs to be consolidated if the Company is the primary beneficiary. A primary beneficiary of a VIE is a party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both. This Interpretation applies immediately to VIEs created after January 1, 2003 and for the Company's interim period beginning July 1, 2003 for VIEs, which the Company acquired prior to February 1, 2003. The Company is evaluating the Interpretation, which may require the Company's consolidation of its investment in a real estate property, which is a building in Chicago, Illinois. The Company does not believe they are exposed to any potential loss on its investment.

                     Independent Accountants' Review Report


Board of Directors and Stockholders
Lawson Products, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Lawson Products, Inc. and subsidiaries as of June 30, 2003 and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2003 and 2002 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

                                                /s/ ERNST & YOUNG LLP

July 15, 2003

This Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, contains certain forward-looking statements pertaining to the ability of the Company to finance future growth, cash dividends and capital expenditures, the ability to successfully integrate acquired businesses and certain other matters. These statements are subject to uncertainties and other factors which could cause actual events or results to vary materially from those anticipated. The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

ITEM 2         MANAGEMENT'S DISCUSSION AND ANALYSIS
               ------------------------------------

REVENUES
--------
Net sales for the three and six-month periods ended June 30, 2003 decreased 2.8%, from $99.9 million to $97.1 million and 1.3%, from $195.6 million to $193.2 million, respectively, compared to the similar periods of 2002. Combined Maintenance, Repair and Replacement (MRO and INTLMRO) distribution net sales decreased $3.1 million in the second quarter to $80.2 million from $83.3 million and $3.3 million for the six-month period to $159.7 million from $163.0 million. The decreases are primarily attributable to continuing difficult market conditions.

Combined Original Equipment Manufacturer (OEM and INTLOEM) net sales increased $0.3 million in the second quarter to $16.9 million from $16.6 million and $0.8 million in the first six months to $33.5 million from $32.7 million. Sales growth in the INTLOEM segment for the three and six-month periods, resulting principally from increased penetration of existing accounts and the addition of new accounts, more than offset sales declines in the domestic OEM segment.

OPERATING INCOME
----------------
Including a special charge of $1.2 million in the aggregate in the second quarter of 2003, described below, consolidated operating income declined 16.3%, to $6.3 million from $7.6 million in the same period last year. For the six-month period ended June 30, 2003, consolidated operating income decreased 7.1%, to $12.6 million from $13.6 million in the first six months of 2002.

In the second quarter, the combined MRO segments incurred a special charge of $0.7 million for the severance and retirement of certain management personnel which more than offset the Company's continuing efforts to contain and reduce MRO costs. Including the special charge, the combined MRO segments experienced an operating income decrease of $0.5 million in the second quarter.

In the six-month period, operating income for the combined MRO segments increased by $0.5 million. This increase was primarily attributable to the Company's continuing efforts to contain and reduce MRO costs, which more than offset the special charge noted above.

Including a special charge of $0.5 million, described below, the combined OEM segments had an operating loss of $0.5 million for the quarter ended June 30, 2003 compared to operating income of $0.2 million for the similar period of 2002. In the six-month period ended June 30, 2003, the combined OEM segments had an operating loss of $0.6 million compared to operating income of $0.8 million for the same period of 2002. These declines are primarily attributable to the special charge for the severance and retirement of certain management personnel and lower gross margins, principally in the domestic OEM segment, which more than offset the sales gains noted above.

NET INCOME
----------
In the second quarter of 2003, net income decreased 11.8%, to $4.1 million ($.44 per diluted share), compared to $4.7 million ($.49 per diluted share) in the second quarter of 2002. Net income for the six-month period ended June 30, 2003 declined 7.4%, to $7.9 million ($.83 per diluted share), from $8.5 million ($.88 per diluted share) in the similar period of 2002. The decline in net income for both periods resulted principally from the special charges of $1.2 million ($0.8 million after tax) for severance and retirement programs noted above, offset by a decrease in the effective tax rate. The decline in the effective tax rate was due principally to lower losses internationally. The Company has not historically provided a tax benefit for those losses. Per share net income for 2003 and 2002 was positively impacted by the Company's share repurchase program.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Cash flows provided by operations for the six months ended June 30, 2003 and June 30, 2002 were $4.8 million and $12.6 million, respectively. In 2003, increases in net operating assets, primarily accounts receivable and inventories, negatively impacted cash flows from operations. In 2002, cash flows provided by operating activities were positively impacted by higher net income and decreases in inventories and other assets. Additions to property, plant and equipment were $2.5 million and $3.6 million, respectively, for the six months ended June 30, 2003 and 2002. Capital expenditures for 2003 and 2002 were incurred primarily for improvement of existing facilities and for the purchase of related equipment. In 2002, capital expenditures also included improvements of new leased facilities.

During the first six months of 2003, the Company purchased 4,600 shares of its own common stock for approximately $127,000 pursuant to the 2000 Board authorization to purchase up to 500,000 shares. In the first six months of 2002, the Company purchased 76,150 shares of its own common stock for approximately $2,284,000. Of these purchases, a total of 73,315 shares were acquired pursuant to the 2000 Board authorization to purchase up to 500,000 shares and 2,835 shares represented the remaining shares authorized for purchase under the 1999 Board authorization to purchase up to 500,000 shares. All shares purchased as of June 30, 2003 have been retired. Funds to purchase these shares were provided by investments and cash flows from operations.

Current investments, cash flows from operations and the $50,000,000 unsecured line of credit are expected to be sufficient to finance the Company's future growth, cash dividends and capital expenditures.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk at June 30, 2003 from that reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and Executive Vice President, Finance (the chief financial officer) have concluded, based on their evaluation as of the end of the period covered by the report, that the Company's "disclosure controls and procedures" (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

                                     PART II

                                OTHER INFORMATION

Items 1, 2, 3 and 5 are inapplicable and have been omitted from this report.

Item 4.  Submission of Matters to a Vote of Security Holders.

         (a) The annual meeting of stockholders of Lawson Products, Inc. was held on May 13, 2003.

         (b) Set forth below is the tabulation of the votes on each nominee for election as a director:

                                           For                        Withheld
                                                                      Authority

             James T. Brophy               8,712,337                    60,644
             Mitchell H. Saranow           8,714,229                    58,752
             Jerome Shaffer                8,523,183                   249,798

         Messers. Kalish, Port and Washlow continue to serve as directors of the Company for terms ending in 2004 and Messers. Port, Rettig and Melzer continue to serve as directors of the Company for terms ending in 2005.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits
                  --------


                  15 Letter from Ernst & Young LLP Regarding Unaudited Interim Financial Information

                  31 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-OxleyAct of 2002

                  32 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-OxleyAct of 2002

         (b)      Reports on Form 8-K
                  -------------------

                  Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 17, 2003, regarding the Company's results from operations for the quarter ended March 31, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              LAWSON PRODUCTS, INC.
                                              (Registrant)

Dated July 24, 2003                           /s/  Robert J. Washlow
      -------------                              -------------------------------
                                               Robert J. Washlow
                                               Chief Executive Officer
                                               (principal executive officer)


Dated   July 24, 2003                         /s/ Richard A. Agostinelli
     ----------------                         ----------------------------------
                                               Richard A. Agostinelli
                                               Executive Vice President, Finance
                                              (principal financial officer)