Form 10-Q
period 2003-09-30
LAWSON PRODUCTS INC/NEW/DE/
filed 2003-11-10
CIK 703604

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                     --------------------------------------

                                    FORM 10-Q

                  Quarterly Report under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                     --------------------------------------

For quarterly period ended September 30, 2003        Commission file no. 0-10546
                           ------------------                            -------

                              LAWSON PRODUCTS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                36-2229304
-----------------------------------------    -----------------------------------
    (State or other jurisdiction of                   (I.R.S. Employer )
      incorporation or organization)                   Identification No.

1666 East Touhy Avenue, Des Plaines, Illinois               60018
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone no., including area code:  (847) 827-9666
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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 9,494,911 Shares, $1.00 par value, as of October 14, 2003.

                         PART I - FINANCIAL INFORMATION

ITEM 1            FINANCIAL STATEMENTS

                                                LAWSON PRODUCTS, INC. AND SUBSIDIARIES
                                                 CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       September 30         December 31,
(Amounts in thousands, except share data)                                                  2003                 2002
                                                                                     -----------------     ----------------
                                                                                       (UNAUDITED)

ASSETS
------
Current Assets:
  Cash and cash equivalents                                                                $   15,372           $   7,591
  Marketable securities                                                                         1,256                 696
  Accounts receivable, less allowance for doubtful accounts                                    47,367              42,990
  Inventories                                                                                  62,533              63,851
  Miscellaneous receivables and prepaid expenses                                                9,130              11,170
  Deferred income taxes                                                                         3,209               3,463
                                                                                     -----------------     ----------------
         Total Current Assets                                                                 138,867             129,761

Property, plant and equipment, less allowances for depreciation and amortization               43,254              39,519
Investments in real estate                                                                        ---               1,305
Deferred income taxes                                                                          12,821              11,987
Goodwill, less accumulated amortization                                                        28,649              28,649
Other assets                                                                                   15,364              14,610
                                                                                     -----------------     ----------------
         Total Assets                                                                        $238,955            $225,831
                                                                                     =================     ================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Accounts payable                                                                          $   8,261           $   8,085
  Accrued expenses and other liabilities                                                       21,848              23,638
  Income taxes                                                                                  1,459                 ---
  Current portion of long term debt                                                             1,427                 ---
                                                                                     -----------------     ----------------
         Total Current Liabilities                                                             32,995              31,723
                                                                                     -----------------     ----------------

  Accrued liability under security bonus plans                                                 20,868              20,614
  Long term debt                                                                                2,072                 ---
  Other                                                                                        12,025              11,151
                                                                                     -----------------     ----------------
                                                                                               34,965              31,765
                                                                                     -----------------     ----------------

Stockholders' Equity:
  Preferred Stock, $1 par value: Authorized - 500,000 shares
    Issued and outstanding - None                                                                 ---                 ---
  Common Stock, $1 par value: Authorized - 35,000,000 shares
    Issued and outstanding-(2003-9,493,312
      shares; 2002-9,494,011 shares)                                                            9,493               9,494

  Capital in excess of par value                                                                2,331               2,387

  Retained earnings                                                                           160,081             152,495

  Accumulated other comprehensive income                                                         (910)             (2,033)
                                                                                     -----------------     ----------------
         Total Stockholders' Equity                                                           170,995             162,343

       Total Liabilities and Stockholders'
              Equity                                                                         $238,955            $225,831
                                                                                     =================     ================

                                       -2-

See notes to condensed consolidated financial statements.


                                            LAWSON PRODUCTS, INC. AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                         (UNAUDITED)

(Amounts in thousands, except per share
data)

                                                             For the                                  For the
                                                        Three Months Ended                       Nine Months Ended
                                                          September 30,                            September 30,
                                              ---------------------------------------------------------------------------------
                                                         2003              2002               2003                2002
                                                         ----              ----               ----                ----

Net sales                                                 $99,301            $98,474            $292,485              $294,110
Cost of goods sold (Note B)                                35,349             35,211             104,931               104,258
                                                 ----------------     --------------     ---------------       ---------------
Gross profit                                               63,952             63,263             187,554               189,852

Selling, general and
  administrative expenses                                  56,661             56,883             166,431               169,920
Special charges                                               398               ---               1,644                   ---
                                                 ----------------     --------------     ---------------       ---------------
Operating income                                            6,893              6,380              19,479                19,932

Investment and other income                                   660                293               1,407                 1,311
Interest expense                                               65                 45                  72                   149
                                                 ----------------     --------------     ---------------       ---------------

Income before income taxes                                  7,488              6,628              20,814                21,094

Provision for income taxes                                  3,124              2,869               8,551                 8,807
                                                 ----------------     --------------     ---------------       ---------------

Net income                                                $ 4,364            $ 3,759            $ 12,263              $ 12,287
                                                 ================     ==============     ===============       ===============

Net income per share of common stock:
    Basic                                                   $0.46              $0.39               $1.29                 $1.28
                                                 ================     ==============     ===============       ===============

    Diluted                                                 $0.46              $0.39               $1.29                 $1.28
                                                 ================     ==============     ===============       ===============

Cash dividends declared per
  share of common stock                                     $0.16              $0.16               $0.48                 $0.48
                                                 ================     ==============     ===============       ===============

Weighted average shares Outstanding:
    Basic                                                   9,492              9,551               9,492                 9,593
                                                 ================     ==============     ===============       ===============

    Diluted                                                 9,511              9,576               9,510                 9,619
                                                 ================     ==============     ===============       ===============


See notes to condensed consolidated financial statements.


                               LAWSON PRODUCTS, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)

(Amounts in thousands)

                                                                            For the
                                                                       Nine Months Ended
                                                                         September 30,
                                                            -----------------------------------------

                                                                      2003                  2002
                                                                      ----                  ----

Operating activities:
 Net income                                                        $12,263               $12,287
 Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                    5,041                 5,054
    Changes in operating assets and liabilities                     (3,723)                  (88)
   Other                                                             2,813                 2,427
                                                            ---------------       ---------------

 Net Cash Provided by Operating Activities                          16,394                19,680
                                                            ===============       ===============

Investing activities:
 Additions to property, plant and equipment                         (3,124)               (5,099)
 Purchases of marketable securities                                 (3,418)               (6,264)
 Proceeds from sale of marketable securities                         2,858                 7,139
 Other                                                                 146                   356
                                                            ---------------       ---------------

 Net Cash Used in Investing Activities                               (3,538)              (3,868)
                                                            ---------------       ---------------

Financing activities:
 Purchases of treasury stock                                          (127)               (5,041)
 Proceeds from revolving line of credit                              4,000                34,000
 Payments on revolving line of credit                               (4,000)              (45,000)
 Payments on long term debt                                           (341)                  ---
 Dividends paid                                                     (4,555)               (4,616)
 Other                                                                 (52)                1,349
                                                            ---------------       ---------------

 Net Cash Used in Financing Activities                               (5,075)             (19,308)
                                                            ---------------       ---------------

     Increase (Decrease) in Cash and Cash Equivalents                7,781                (3,496)

 Cash and Cash Equivalents at Beginning of Period                     7,591                6,987
                                                            ---------------       ---------------

     Cash and Cash Equivalents at End of Period                    $15,372               $ 3,491
                                                            ===============       ===============


See notes to condensed consolidated financial statements.


         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

A) As contemplated by the Securities and Exchange Commission, the accompanying consolidated financial statements and footnotes have been condensed and therefore, do not contain all disclosures required by generally accepted accounting principles. Reference should be made to Lawson Products, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 2002. The Condensed Consolidated Balance Sheet as of September 30, 2003, the Condensed Consolidated Statements of Income for the three and nine month periods ended September 30, 2003 and 2002 and the Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2003 and 2002 are unaudited. In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) have been made, which are necessary to present fairly the results of operations for the interim periods. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

B) Inventories (consisting of primarily finished goods) at September 30, 2003 and cost of goods sold for the three and nine month periods ended September 30, 2003 were based on perpetual inventory records. Inventories (consisting of primarily finished goods) at September 30, 2002 and cost of goods sold for the three and nine month periods ended September 30, 2002 were determined through the use of estimated gross profit rates. The difference between actual and estimated gross profit in 2002 was adjusted in the fourth quarter. In 2002, this adjustment increased net income by approximately $1,955,000.

C) Total comprehensive income and its components, net of related tax, for the third quarter and nine months of 2003 and 2002 are as follows (in thousands):

                                            Three months ended September 30,
                                                     2003                 2002
                                                     ----                 ----
Net income                                         $4,364               $3,759
Foreign currency translation adjustments               32                 (102)
                                                   ------               -------
Comprehensive income                               $4,396               $3,657
                                                   ======               ======

                                             Nine months ended September 30,
                                                     2003                 2002
                                                     ----                 ----
Net income                                        $12,263              $12,287
Foreign currency translation adjustments            1,123                  123
                                                  -------              -------
Comprehensive income                              $13,386              $12,410
                                                  =======              =======

The components of accumulated other comprehensive income, net of related tax, at September 30, 2003 and December 31, 2002 are as follows (in thousands):

                                                    2003                 2002
                                                    ----                 ----
Foreign currency translation adjustments           $(910)             $(2,033)
                                                   ------             --------
Accumulated other comprehensive income             $(910)             $(2,033)
                                                   ======             ========

D) Earnings per Share

The calculation of dilutive weighted average shares outstanding for the three and nine months ended September 30, 2003 and 2002 are as follows (in thousands):

                                             Three months ended September 30,
                                                       2003                2002
                                                       ----                ----
Basic weighted average shares outstanding             9,492               9,551
Dilutive impact of options outstanding                   19                  25
                                                      -----               -----
Dilutive weighted average shares outstanding          9,511               9,576
                                                      =====               =====

                                             Nine months ended September 30,
                                                       2003                2002
                                                       ----                ----
Basic weighted average shares outstanding             9,492               9,593
Dilutive impact of options outstanding                   18                  26
                                                      -----               -----
Dilutive weighted average shares outstanding          9,510               9,619
                                                      =====               =====

E) Revolving Line of Credit

In March 2001 the Company entered into a $50 million revolving line of credit. The revolving line of credit matures five years from the closing date and carries an interest rate of prime minus 150 basis points floating or LIBOR plus 75 basis points, at the Company's option. Interest is payable quarterly on prime borrowings and at the earlier of quarterly or maturity with respect to the LIBOR contracts. The line of credit contains certain financial covenants regarding interest coverage, minimum stockholders' equity and working capital, all of which the Company was in compliance with at September 30, 2003. The Company had no borrowings outstanding under the line at September 30, 2003, and December 31, 2002.

F) Special Charges

The Company recorded a $1.6 million charge for termination benefits of four executives in the second quarter and another executive in the third quarter of 2003. The table below shows an analysis of the Company's reserves for severance and related expenses for the first nine months of 2003 and 2002 (in thousands):


                                       Nine Months Ended September 30,

                                               2003                    2002
                                               ----                    ----

Balance at beginning of year                 $  876                  $1,458
Charged to earnings                           1,644                     ---
Cash paid                                      (504)                   (617)
Adjustment to reserves                          ---                    (228)
                                             ------                  -------
Balance at September 30                      $2,016                  $  613
                                             ======                  =======

G) Intangible Assets

Intangible assets subject to amortization, included within other assets, were as follows (in thousands):

                                                             September 30, 2003

                                             Gross             Accumulated           Net Carrying
                                            Balance            Amortization             Amount
                                            -------            ------------             ------

Trademarks and tradenames                    $1,747             $  805                   $   942
Customer Lists                                  953                148                       805
                                             ------             ------                    ------
                                             $2,700             $  953                    $1,747
                                             ------             ------                    ------

                                                              December 31, 2002

                                             Gross             Accumulated           Net Carrying
                                            Balance            Amortization             Amount
                                            -------            ------------             ------

Trademarks and tradenames                    $1,747               $668                    $1,079
Customer Lists                                  953                 33                       920
                                             ------              -----                    ------
                                             $2,700               $701                    $1,999
                                             ------               ----                    ------

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

                                                                Three Months Ended September 30,
                                                                --------------------------------


In thousands                                                          2003                 2002
-------------------------------------------------------------------------------------------------------
Net income-as reported                                              $4,364               $3,759
Deduct: Total stock based employee
  compensation expense determined under
  Fair value method, net of tax                                         (6)                  (8)
-------------------------------------------------------------------------------------------------------
Net income-pro forma                                                 4,358                3,751
Basic and diluted earnings per share -as reported                      .46                  .39
Basic and diluted earnings per share -pro forma                        .46                  .39

                                                                 Nine Months Ended September 30,
                                                                 -------------------------------

In thousands                                                          2003                 2002
-------------------------------------------------------------------------------------------------------
Net income-as reported                                             $12,263              $12,287
Deduct: Total stock based employee
  compensation expense determined under
  Fair value method, net of tax                                        (16)                 (30)
-------------------------------------------------------------------------------------------------------
Net income-pro forma                                                12,247               12,257
Basic earnings per share-as reported                                  1.29                 1.28
Diluted earnings per share-as reported                                1.29                 1.28
Basic earnings per share-pro forma                                    1.29                 1.28
Diluted earnings per share-pro forma                                  1.29                 1.27


A $136,000 reversal of a compensation expense accrual relative to stock performance rights was recorded in net income in the first nine months of 2003. Net income in the first nine months of 2002 includes $41,000 in compensation expense relative to stock performance rights.

I) Segment Reporting

The Company has four reportable segments: Maintenance, Repair and Replacement
(MRO) distribution; Original Equipment Manufacturer (OEM) distribution and manufacturing; International Maintenance, Repair and Replacement (INTLMRO) distribution in Canada; and International Original Equipment Manufacturer (INTLOEM) distribution in Mexico and the United Kingdom.

Financial information for the Company's reportable segments consisted of the following:

                                                                    Three Months Ended September 30,
                                                                    --------------------------------

In thousands                                                           2003                 2002
--------------------------------------------------------------------------------------------------------
Net sales
  MRO distribution                                                  $ 77,488              $ 78,268
  OEM distribution & manufacturing                                    13,403                13,914
  International MRO distribution                                       4,651                 3,995
  International OEM distribution                                       3,759                 2,297
                                                                    ---------            ----------
         Consolidated total                                         $ 99,301              $ 98,474
                                                                    ---------            ----------
Operating income(loss)
  MRO distribution                                                  $  6,626              $  6,549
  OEM distribution & manufacturing                                       336                   675
  International MRO distribution                                         434                   271
  International OEM distribution                                        (503)               (1,115)
                                                                   ----------            ----------
         Consolidated total                                         $  6,893              $  6,380
                                                                   ----------            ----------

The reconciliation of segment profit to consolidated income before income taxes consisted of the following:

                                                                            Three Months Ended
                                                                                 September 30,
                                                                           ----------------------

In thousands                                                               2003              2002
-------------------------------------------------------------------------------------------------
   Total operating income from reportable segments                     $  6,893         $  6,380
   Investment and other income                                             660               293
   Interest expense                                                        (65)              (45)
                                                                     ----------------------------
Income before income taxes                                           $   7,488         $   6,628
                                                                     ----------------------------

                                                                            Nine Months Ended
                                                                                 September 30,
                                                                           ----------------------

In thousands                                                               2003              2002
-------------------------------------------------------------------------------------------------
Net sales
 MRO distribution                                                    $ 227,861         $ 232,927
 OEM distribution & manufacturing                                       40,999            42,974
 International MRO distribution                                         13,938            12,296
 International OEM distribution                                          9,687             5,913
                                                                     ---------------------------
     Consolidated total                                              $ 292,485         $ 294,110
                                                                     ---------------------------
Operating income(loss)
 MRO distribution                                                   $   18,838        $   18,863
 OEM distribution & manufacturing                                          479             2,797
 International MRO distribution                                          1,448               701
 International OEM distribution                                         (1,286)           (2,429)
                                                                     ----------------------------
     Consolidated total                                             $   19,479        $   19,932
                                                                    ----------------------------

The reconciliation of segment profit to consolidated income before income taxes consisted of the following:

                                                                          Nine Months Ended
                                                                              September 30
                                                                        ----------------------

In thousands                                                               2003              2002
-------------------------------------------------------------------------------------------------
   Total operating income
    from reportable segments                                        $   19,479        $   19,932
   Investment and other income                                           1,407             1,311
   Interest expense                                                        (72)             (149)
                                                                    -----------------------------
     Income before income taxes                                     $   20,814        $   21,094
                                                                    -----------------------------

Asset information related to the Company's reportable segments consisted of the following:

                                                                     September 30,  December 31,
In thousands                                                               2003         2002
-------------------------------------------------------------------------------------------------
Total assets
 MRO distribution                                                    $ 160,663         $ 155,439
 OEM distribution & manufacturing                                       35,123            32,574
 International MRO distribution                                         16,435            13,989
 International OEM distribution                                         10,704             8,379
                                                                     ---------------------------
     Total for reportable segments                                   $ 222,925         $ 210,381
 Corporate                                                              16,030            15,450
                                                                     ---------------------------
     Consolidated total                                              $ 238,955         $ 225,831
                                                                     ---------------------------

At December 31, 2002, the carrying value of goodwill within each reportable segment was as follows (in thousands):

 MRO distribution                                                   $   22,104
 OEM distribution & manufacturing                                        2,251
 International MRO distribution                                          4,294
 International OEM distribution                                            ---
                                                                    ----------
     Consolidated total                                             $   28,649
                                                                    ----------

J) Impact of Recently Issued Accounting Standards

The Financial Accounting Standards Board (FASB) recently issued Interpretation No. 46, "Consolidation of Variable Interest Entities (FIN 46)." FIN 46 explains how to identify variable interest entities (VIE) and how an enterprise assesses its interest in a VIE to decide whether to consolidate the VIE. It requires existing unconsolidated VIEs to be consolidated if the Company is the primary beneficiary. The Company adopted FIN 46 as of July 1, 2003, which has resulted in the consolidation of the Company's investment in a limited partnership, which owns an office building in Chicago, Illinois. In conjunction with the consolidation of its investment, the Company has recorded the long-term debt of the VIE, which represents a mortgage payable relative to the building, of approximately $3.5 million at September 30, 2003. The interest rate of the mortgage payable is 7.315%, with a maturity date of January 1, 2006. The building and land have a net carrying value of approximately $4.4 million, which are included in property, plant and equipment. The remaining assets, none of which are significant, are recorded in other assets.

                     Independent Accountants' Review Report


Board of Directors and Stockholders
Lawson Products, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Lawson Products, Inc. and subsidiaries as of September 30, 2003 and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2003 and 2002 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

                                             /s/ ERNST & YOUNG LLP

Chicago, Illinois
October 14, 2003

"Safe Harbor" Statement under the Securities Litigation Reform Act of 1995: This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms "may," "should," "could," "anticipate," "believe," "continues", "estimate," "expect," "intend," "objective," "plan," "potential," "project" and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These statements are based on management's current expectations, intentions or beliefs and are subject to a number of factors, assumptions and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those related to general economic conditions and market conditions in the original equipment manufacturers and maintenance, repair and replacement distribution industries in North America and to a lesser extent, the United Kingdom, the Company's ability to obtain new customers and manage growth, material or labor cost increases, competition in the Company's business, operating margin risk due to competitive pricing and operating efficiencies, successful integration of acquisitions, the Company's dependence on key personnel and the length of economic downturns in the Company's markets. In the event of continued economic downturn, the Company could experience additional customer bankruptcies, reduced volume of business from its existing customers and lost volume due to plant shutdowns or consolidations by the Company's customers other factors that may be referred to or noted in the Company's reports filed with the Securities and Exchange Commission from time to time. The Company undertakes no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events or otherwise.


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues
--------

Net sales for the three-month period ended September 30, 2003 increased 0.8%, to $99.3 million from $98.5 million in the comparable period of 2002. For the nine-month period ended September 30, 2003, net sales declined 0.6%, from $294.1 million to $292.5 million in the similar period of 2002. Combined Maintenance, Repair and Replacement (MRO and INTLMRO) distribution net sales decreased $0.2 million in the third quarter to $82.1 million from $82.3 million and $3.4 million for the nine-month period to $241.8 million from $245.2 million. Higher sales in the INTLMRO segment for the three and nine months periods were more than offset by decreases in the domestic MRO segment. Consistent with previously reported 2003 results, the year-to-date decrease is principally attributable to continuing difficult market conditions in the United States.

Combined Original Equipment Manufacturer (OEM and INTLOEM) net sales rose $1.0 million in the third quarter to $17.2 million from $16.2 million and $1.8 million in the first nine months to $50.7 million from $48.9 million. Sales growth in the INTLOEM segment for the three and nine-month periods, resulting principally from increased penetration of existing accounts and the addition of new accounts, more than offset sales decreases in the domestic OEM segment.

Operating Income
----------------

Including special charges of $0.4 million, consolidated operating income for the third quarter increased 8.0%, to $6.9 million from $6.4 million in the same period last year. For the nine-month period ended September 30, 2003, consolidated operating income declined 2.3%, to $19.5 million from $19.9 million in the first nine months of 2002. The 2003 year-to-date results include special charges of $1.6 million. In the three and nine-month periods, operating income for the combined MRO segments increased by $0.3 million and $0.7 million, respectively, compared to the similar periods of 2002. These increases were primarily attributable to the Company's continuing efforts to contain and reduce MRO costs, which more than offset special charges of $0.4 million in the third quarter and $1.1 million for the nine months of 2003. The special charges were incurred in connection with the severance and retirement of certain management personnel.

The combined OEM segments had an operating loss of $0.2 million for the quarter ended September 30, 2003 compared to an operating loss of $0.4 million for the same period of 2002. For the nine-month period ended September 30, 2003, the combined OEM segments had an operating loss of $0.8 million compared to operating income of $0.4 million for the similar period of 2002. The slight improvement for the quarter was primarily due to higher sales in the international OEM segment, which more than offset lower sales and gross margins experienced by the domestic OEM segment. The decline for the nine-month period is primarily attributable to lower sales and gross margins and a $0.5 million special charge for the severance and retirement of certain management personnel in the domestic OEM segment, which more than offset the international OEM segment sales gains noted above.

Net Income
----------

For the third quarter of 2003, net income increased 16.1%, to $4.4 million ($.46 per diluted share), compared to $3.8 million ($.39 per diluted share) in the similar period of 2002. The increase in net income resulted from higher sales, a decline in the effective tax rate, and the Company's efforts to contain costs, which more than offset the special charges of $0.4 million ($0.2 million after tax) for severance and retirement programs noted above.

Net income for the nine-month period ended September 30, 2003 was $12.3 million ($1.29 per diluted share). For the same period of 2002, net income was also $12.3 million ($1.28 per diluted share). Cost containment efforts and a decrease in the effective tax rate during the 2003 period were offset by the special charges of $1.6 million ($1.0 million after tax) for severance and retirement programs noted above. The effective tax rate declined principally due to lower international losses. The Company has not provided for benefits related to these losses. Per share net income for 2003 and 2002 was positively impacted by the Company's share repurchase program.

Liquidity and Capital Resources
-------------------------------

Cash flows provided by operations for the nine months ended September 30, 2003 and September 30, 2002 were $16.4 million and $19.7 million, respectively. In 2003, cash flows provided by operations were negatively impacted by an increase in net operating assets and slightly lower operating liabilities. Higher accounts receivable more than offset decreases in inventories and other operating assets. In 2002, net operating assets and liabilities remained level compared to balances at the previous year-end. Additions to property, plant and equipment were $3.1 million and $5.1 million, respectively, for the nine months ended September 30, 2003 and 2002. Capital expenditures for 2003 and 2002 were incurred primarily for expansion and improvement of existing facilities owned by the Company and for the purchase of related equipment. In 2002, capital expenditures also included improvements of new leased facilities.

During the first nine months of 2003, the Company purchased 4,600 shares of its own common stock for approximately $127,000 pursuant to the 2000 Board authorization to purchase up to 500,000 shares. In the first nine months of 2002, the Company purchased 175,950 shares of its own common stock for approximately $5,041,000. Of these purchases, a total of 173,115 shares were acquired pursuant to the 2000 Board authorization to purchase up to 500,000 shares and 2,835 shares represented the remaining shares authorized for purchase under the 1999 Board authorization to purchase up to 500,000 shares. All shares purchased as of September 30, 2003 have been retired. Funds to purchase these shares were provided by investments and cash flows from operations.

Current investments, cash flows from operations and the $50,000,000 unsecured line of credit are expected to be sufficient to finance the Company's future growth, cash dividends and capital expenditures.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk at September 30, 2003 from that reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4.           CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Executive Vice President-Finance and Corporate Planning (chief financial officer) have concluded, based on their evaluation as of the end of the period covered by this report, that the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

                  15 Letter from Ernst & Young LLP Regarding Unaudited Interim Financial Information

                  31 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-OxleyAct of 2002

                  32 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-OxleyAct of 2002

         (b)       Reports on Form 8-K
                   -------------------

                  Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 22, 2003, regarding the Company's results from operations for the quarter ended June 30, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          LAWSON PRODUCTS, INC.
                                           (Registrant)

Dated:  November 10, 2003               /s/ Robert J. Washlow
                                  --------------------------------------------
                                        Robert J. Washlow
                                        Chief Executive Officer and
                                        Chairman of the Board

Dated:  November 10, 2003                 /s/ Thomas Neri
                                 --------------------------------------------
                                          Thomas Neri
                                          Executive Vice President -Finance and
                                          Corporate Planning
                                          (Principal Financial Officer)


Dated:  November 10, 2003                 /s/ Joseph L Pawlick
                                 --------------------------------------------
                                          Joseph L. Pawlick
                                          Senior Vice President -Accounting
                                          (Principal Accounting Officer)