Form 10-K
period 2003-12-31
LAWSON PRODUCTS INC/NEW/DE/
filed 2004-03-15
CIK 703604

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2003
OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

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

The aggregate market value of the Registrant's voting stock held by non-affiliates (based upon the per share closing price of $27.41) on June 30, 2003 was approximately $133,966,000.

As of March 1, 2004, 9,488,369 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated into this Form 10-K by reference:

Portions of the Proxy Statement for Annual Meeting of Stockholders to be held on May 11, 2004 filed with the SEC Part III

                                TABLE OF CONTENTS


PART I                                                                      PAGE
                                                                            ----

           Item 1.      Business                                               2
           Item 2.      Properties                                             6
           Item 3.      Legal Proceedings                                      7
           Item 4.      Submission of Matters to a Vote of Security Holders    7

PART II

           Item 5.      Market for Registrant's Common Equity and Related
                        Stockholder Matters                                    8
           Item 6.      Selected Financial Data                                9
           Item 7.      Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                   10
           Item 7a.     Quantitative and Qualitative Disclosures About
                        Market Risk                                           14
           Item 8.      Financial Statements and Supplementary Data           15
           Item 9.      Changes in and Disagreements with Accountants
                        on Accounting and Financial Disclosure                33
           Item 9A.     Controls and Procedures                               33

PART III

           Item 10.     Directors and Executive Officers of the Registrant    33
           Item 11.     Executive Compensation                                34
           Item 12.     Security Ownership of Certain Beneficial Owners
                        and Management                                        34
           Item 13.     Certain Relationships and Related Transactions        34
           Item 14.     Principal Accountant Fees and Services                34

PART IV

           Item 15.     Exhibits, Financial Statement Schedules, and
                        Reports on Form 8-K                                   34

EXHIBITS

SIGNATURE PAGE                                                                37

"SAFE HARBOR" STATEMENT UNDER THE SECURITIES LITIGATION REFORM ACT OF 1995: This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms "may," "should," "could," "anticipate," "believe," "continues", "estimate," "expect," "intend," "objective," "plan," "potential," "project" and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These statements are based on management's current expectations, intentions or beliefs and are subject to a number of factors, assumptions and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those related to general economic conditions and market conditions in the original equipment manufacturers and maintenance, repair and replacement distribution industries in North America and to a lesser extent, the United Kingdom, the Company's ability to obtain new customers and manage growth, material or labor cost increases, competition in the Company's business, operating margin risk due to competitive pricing and operating efficiencies, successful integration of acquisitions, the Company's dependence on key personnel and the length of economic downturns in the Company's markets. In the event of continued economic downturn, the Company could experience additional customer bankruptcies, reduced volume of business from its existing customers and lost volume due to plant shutdowns or consolidations by the Company's customers or other factors that may be referred to or noted in the Company's reports filed with the Securities and Exchange Commission from time to time. The Company undertakes no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events or otherwise.

                                     PART I

ITEM 1.  BUSINESS.

Lawson Products, Inc. was incorporated in Illinois in 1952 and reincorporated in Delaware in 1982. The Company has four reportable segments: (i) maintenance, repair and replacement distribution in the U.S.; (ii) international maintenance, repair and replacement distribution in Canada; (iii) original equipment manufacturer ("OEM") distribution and manufacturing in the U.S. and (iv) international original equipment manufacturer distribution in the United Kingdom and Mexico. Please see Note O in the notes to the consolidated financial statements for additional information regarding segment results.


PRODUCTS

         The Company is a seller and distributor of systems, services and products. The Company also manufactures and distributes production and specialized component parts to the OEM marketplace. The Company offers to customers over 900,000 expendable maintenance, repair and replacement products. These products may be divided into three broad categories: Fasteners, Fittings and Related Parts, such as screws, nuts, rivets and other fasteners; Industrial Supplies, such as hoses and hose fittings, lubricants, cleansers, adhesives and other chemicals, as well as files, drills, welding products and other shop supplies; and Automotive and Equipment Maintenance Parts, such as primary wiring, connectors and other electrical supplies, exhaust and other automotive parts. The Company estimates that these categories of products accounted for the indicated percentages of its total consolidated net sales for 2003, 2002 and 2001 respectively:

                                                            PERCENTAGE OF
                                                            CONSOLIDATED
                                                              NET SALES
                                                       -------------------------
                                                       2003      2002     2001
                                                       ----      ----     ----

Fasteners, Fittings and Related Parts...............    43%      44%      45%
Industrial Supplies.................................    48       47       47
Automotive and Equipment Maintenance Parts..........     9        9        8
                                                       ----      --       --
                                                       100%     100%     100%

         Substantially all of the Company's maintenance and repair products are manufactured by others and must meet the Company's specifications. Approximately 90% of the Company's products are sold under the Company label. Substantially all maintenance and repair items which the Company distributes are purchased by the Company in bulk and subsequently repackaged in smaller quantities. The Company regularly uses a large number of suppliers but has no long-term or fixed price contracts with any of them. Most maintenance and repair items which the Company distributes are purchased from several sources, and the Company believes that the loss of any single supplier would not significantly affect its operations. No single supplier accounted for more than 2.9% of the Company's purchases in 2003.

         Production components sold to the OEM marketplace may be manufactured to customers' specification or purchased from other sources.

MARKETS

         The Company's principal markets are as follows:

         Heavy Duty Equipment Maintenance. Customers in this market include operators of trucks, buses, agricultural implements, construction and road building equipment, mining, logging and drilling equipment and other off-the-road equipment. The Company estimates that approximately 25% of 2003 sales were made to customers in this market.

         In-Plant and Building Maintenance. This market includes plants engaged in a broad range of manufacturing and processing activities, as well as institutions such as hospitals, universities, school districts and government units. The Company estimates that approximately 42% of 2003 sales were made to customers in this market.

         Vehicle Maintenance and Transportation. Customers in this market include automobile service center chains, independent garages, automobile dealers, car rental agencies and other fleet operators. The Company estimates that approximately 17% of 2003 sales were made to customers in this market.

         Original Equipment Manufacturers. This market includes plants engaged in a broad range of manufacturing and processing activities. The Company estimates that approximately 16% of 2003 sales were made to customers in this market.

         At December 31, 2003, the Company had approximately 267,000 customers, the largest of which accounted for approximately one percent of net sales during 2003. Sales were made through a force of approximately 1,800 sales representatives at December 31, 2003. Included in this group were 260 district and zone managers, each of whom, in addition to his or her own sales activities, acted in an advisory capacity to other sales representatives in a designated area and 47 regional managers who coordinate regional marketing efforts. Sales representatives, including district and zone managers, are compensated on a commission basis and are responsible for repayment of commissions on their respective uncollectible accounts. In addition to the sales representatives and district, zone and regional managers discussed above, the Company had approximately 1,370 employees at December 31, 2003.

         The Company's products are sold in all 50 states, Mexico, Puerto Rico, the District of Columbia, Canada and the United Kingdom. The Company believes that an important factor in its success is its ability to service customers promptly. During the past five years, more than 99.2% of all stocked orders were shipped to the customer within 24 hours after an order was received by the Company. This rapid delivery is facilitated by computer controlled order entry and inventory control systems in each general distribution center. In addition, the receipt of customer orders at the distribution facilities has been accelerated by portable facsimile transmission equipment, personal computer systems and other electronic devices used by sales representatives. Customer orders are delivered by common carriers.

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

DISTRIBUTION AND MANUFACTURING FACILITIES

         Substantially all of the Company's maintenance products are stocked in and distributed from each of its eight general distribution centers in: Addison, Illinois; Reno, Nevada; Farmers Branch, Texas; Suwanee, Georgia; Fairfield, New Jersey; Mississauga, Ontario, Canada; Bradley Stoke (Bristol) England and Guadalajara, Mexico. Chemical products are distributed from a facility in Vernon Hills, Illinois and welding products are distributed from a facility in Charlotte, North Carolina. Production components are stocked in and distributed from five centers located in Decatur, Alabama; Des Plaines, Illinois; Memphis, Tennessee; Lenexa, Kansas and Cincinnati, Ohio. Production components are manufactured in Decatur, Alabama. In the opinion of the Company, all existing facilities are in good condition and are well maintained. All are being used substantially to capacity on a single shift basis, except the manufacturing facility in Decatur, Alabama which operates two shifts and the inbound facility in Des Plaines, Illinois, which operates two shifts. Further expansion of warehousing capacity may require new or expanded warehouses, some of which may be located in new geographical areas.

INTERNATIONAL OPERATIONS

         Approximately 8% of the Company's net sales came from international sales, primarily in Canada, the United Kingdom and Mexico.

         Canadian operations are conducted at the Company's 95,000 square foot general distribution center in Mississauga, Ontario, a suburb of Toronto. These operations constituted less than 5% of the Company's net sales during 2003.

         Operations in the United Kingdom are conducted under the name of Assembly Component Systems Limited from a 10,000 square foot general distribution center in Bradley Stoke (Bristol) England. Prior to December 2003, the operations were conducted under the name Lawson Products Limited. These operations constituted less than 3% of the Company's net sales during 2003.

         Operations in Mexico are conducted under the name of Lawson Products de Mexico S.A. de C.V. from a 10,000 square foot facility in Guadalajara, Mexico. These operations constituted less than 2% of the Company's net sales during 2003.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers all of whose terms of office expire on May 11, 2004, are as follows:


                                                   YEAR FIRST
NAME AND PRESENT                                   ELECTED TO     OTHER OFFICES HELD
POSITION WITH COMPANY                    AGE     PRESENT OFFICE   DURING THE PAST FIVE YEARS
---------------------                    ---     --------------   --------------------------

Robert J. Washlow                         59          1999        Mr. Washlow has been Chairman of the Board and Chief
Chairman of the Board,                                            Executive Officer since August 1999.  Prior thereto,
Chief Executive Officer                                           Mr. Washlow was Executive Vice President-Corporate
and Director                                                      Affairs beginning in 1998, Secretary beginning in
                                                                  1985.  Mr. Washlow was a member of the Office of the
                                                                  President from 1999 to 2003.

Sidney L. Port                            93          2003        Mr. Port has been Vice Chairman of the Board since
Vice Chairman of the Board of                                     2003.  Prior thereto, Mr. Port was Chairman of the
Directors and Director                                            Executive Committee for more than five years.

Jeffrey B. Belford                        57          2004        Mr. Belford became Chief Operating Officer in 1999
President and Chief Operating Officer                             and President in 2004.  Mr. Belford was a member of
                                                                  the Office of the President from 1999 to 2003.
                                                                  Prior to 1999, Mr. Belford was Executive Vice
                                                                  President - Operations, Chief Operating Officer
                                                                  since 1989.

Roger F. Cannon                           55          2004        Mr. Cannon was elected Vice President, Field Sales
Executive Vice President, Field Sales                             Strategy and Development in 2004.  He was a member
Strategy and Development                                          of the Office of the President from 1999 to 2003.
                                                                  Prior to 1999, Mr. Cannon was Executive Vice President,
                                                                  Sales - Marketing from 1997-1999, and Vice President
                                                                  Central Field Sales from 1991-1997.

Thomas J. Neri                            52          2004        Mr. Neri was elected Executive Vice President,
Executive Vice President, Finance,                                Finance, Planning and Corporate Development; Chief
Planning and Corporate Development;                               Financial Officer and Treasurer in 2004.  Prior
Chief Financial Officer; and Treasurer                            thereto, Mr. Neri was a business consultant from
                                                                  2000 to 2003.  From 1993 to 2000, Mr. Neri was
                                                                  President and Publisher of Pioneer Newspapers, Inc.,
                                                                  a subsidiary of Hollinger International, a publicly
                                                                  held international publishing company.

John J. Murray                            48          2004        Mr. Murray was elected Group President, MRO and New
Group President, MRO and New Channels                             Channels in 2004. From 2001 to 2003, Mr. Murray was
                                                                  the Vice President - Corporate Affairs. From 1998 to
                                                                  2001, Mr. Murray served as a consultant and outside
                                                                  director for KMR Industries, Inc.,  an internet
                                                                  company. From 1992 to 1997, Mr. Murray was President
                                                                  and Chief Operating Officer for Park Ohio
                                                                  Industries, a diversified public company.

Neil E. Jenkins                           54          2004        Mr. Jenkins was elected Executive Vice President in
Executive Vice President; Secretary                               2004.  From 2000 to 2003 Mr. Jenkins has served as
and General Counsel                                               Secretary and General Counsel of the Company. From
                                                                  1996 to 2000, Mr. Jenkins operated a golf travel
                                                                  business and was a business consultant.

                                                   YEAR FIRST
NAME AND PRESENT                                   ELECTED TO     OTHER OFFICES HELD
POSITION WITH COMPANY                    AGE     PRESENT OFFICE   DURING THE PAST FIVE YEARS
---------------------                    ---     --------------   --------------------------


Jerome Shaffer                            76          2004        Mr. Shaffer was elected Vice President and Special
Vice President and Special Advisor to                             Advisor to the Chief Executive Officer in 2004.  For
the Chief Executive Officer and                                   more than five years prior thereto, Mr. Shaffer was
Director                                                          Vice President and Treasurer of the Company.  Mr.
                                                                  Shaffer has been a director of the Company since 1987.

Joseph L. Pawlick                         61          2003        Mr. Pawlick was elected Senior Vice President,
Senior Vice President, Accounting                                 Accounting in 2003. From 1999 to 2003, Mr. Pawlick
                                                                  was the Chief Financial Officer of the Company.
                                                                  Prior to 1999, Mr. Pawlick was Vice President,
                                                                  Controller and Assistant Secretary of the Company
                                                                  since 1987.

Victor G. Galvez                          47          1999        Mr. Galvez has been Vice President and Controller
Vice President, Controller                                        since 1999.  From 1999 to 1994, Mr. Galvez was
                                                                  Assistant Controller of the Company.


AVAILABLE INFORMATION

The Company's Internet Address is: www.lawsonproducts.com. The Company makes available free of charge through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act and
Section 16 reports as soon as reasonably practicable after such documents are electronically filed with the SEC. Our internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.

ITEM 2.  PROPERTIES.

         The Company owns two facilities located in Des Plaines, Illinois, (152,600 and 27,000 square feet, respectively). These buildings contain the Company's main administrative activities and an inbound warehouse facility that principally supports the Addison, Illinois facility and all Lawson distribution facilities. The Company also leases a facility in Des Plaines, Illinois (114,000 square feet). This building contains administrative and warehouse activities. Additional administrative, warehouse and distribution facilities owned by the Company are located in Addison, Illinois (90,000 square feet); Fairfield, New Jersey (61,000 square feet); Reno, Nevada (97,000 square feet); Suwanee, Georgia (105,000 square feet); Farmers Branch, Texas (54,500 square feet); and Mississauga, Ontario, Canada (95,000 square feet). The Company also leases administrative office space (25,300 square feet) in Independence, Ohio. Chemical products are distributed from a 105,400 square foot owned facility in Vernon Hills, Illinois and welding products are distributed from a 40,000 square foot owned facility located in Charlotte, North Carolina. Administrative, warehouse and distribution facilities in Bradley Stoke (Bristol) England (10,000 square feet) are leased by the Company. Administrative and distribution facilities in Guadalajara, Mexico (10,000 square feet) are leased by the Company. Production components are distributed from leased facilities in Des Plaines, Illinois (21,400 sq. ft.) Memphis, Tennessee, (26,300 sq. ft.), Lenexa, Kansas (40,500 sq. ft.) and Cincinnati, Ohio (16,800 sq. ft.). The leased facilities in Des Plaines, Illinois represent a portion of the 114,000 square foot facility noted above. The Company owns a 61,000 square foot facility in Decatur, Alabama which manufacturers and distributes production components. From time to time, the Company leases additional warehouse space near its present facilities. Management believes that the current facilities are adequate to meet its needs. See Item 1, "Business - Distribution and Manufacturing Facilities" for further information regarding the Company's properties.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is traded on the NASDAQ National Market System under the symbol of "LAWS." The approximate number of stockholders of record at December 31, 2003 was 871. The following table sets forth the high and low closing sale prices as reported on the NASDAQ National Market System during the last two years. The table also indicates the cash dividends for each outstanding share of common stock paid by the Company during such periods.


                                                     2003                                    2002
                                     -----------------------------------    ------------------------------------

                                                             CASH DIVIDENDS                         CASH DIVIDENDS
                                      HIGH           LOW     PAID PER SHARE    HIGH          LOW    PAID PER SHARE
                                      ----           ---     --------------    ----          ---    --------------

First Quarter                        $30.81         $23.04       $.16         $29.00       $25.71        $.16
Second Quarter                        28.48          24.40        .16          33.09        26.80         .16
Third Quarter                         29.87          25.76        .16          30.31        25.68         .16
Fourth Quarter                        34.74          27.47        .16          31.90        27.55         .16



ITEM 6.  SELECTED FINANCIAL DATA.

         The following selected financial data should be read in conjunction with the Financial Statements of the Company and notes thereto included elsewhere in this Annual Report. The income statement data and balance sheet data is for, and as of the end of each of, the years in the five-year period ended December 31, 2003, are derived from the audited Financial Statements of the Company.


         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                       2003              2002              2001             2000             1999
                                      ------            ------            ------           ------           ------

Net Sales (1)                       $389,091          $387,456          $379,407         $348,967         $328,987
Income Before Income Taxes (2)        24,892            23,189            17,142           47,566           40,270
Net Income (3)                        16,196            12,447             8,787           28,136           23,928
Total Assets                         246,943           225,831           234,206          222,721          215,991
Return on Assets (percent)               6.6               5.5               3.8             12.6             11.1
Noncurrent Liabilities                36,714            31,765            40,520           28,946           27,525
Stockholders' Equity                 173,351           162,343           159,898          159,912          150,040
Return on Average
  Equity (percent)                       9.6               7.7               5.4              18.6            16.5
Per Share of Common Stock (4):
  Basic Net Income                     $1.71             $1.30             $0.91            $2.85            $2.29
  Diluted Net Income                    1.70              1.30              0.91             2.85             2.29
  Stockholders' Equity                 18.26             16.96             16.51            16.22            14.37
  Cash Dividends Declared               0.66              0.64              0.64             0.60             0.57
Basic Weighted Average
  Shares Outstanding                   9,492             9,570             9,685            9,860           10,444
Diluted Weighted Average
  Shares Outstanding                   9,511             9,596             9,708            9,874           10,446

(1) Net sales for 2003, 2002 and 2001 were positively impacted by the acquisition of the North American Industrial Products and Kent Automotive
     Divisions in March 2001. In addition, net sales for the years 2000 and 1999 were also positively impacted by the acquisition of ACS/SIMCO in the third quarter of 1999.
(2) During 2003, the Company recorded a $2,789 pre tax loss related to the sale of Lawson Products Limited, the Company's former UK subsidiary.
(3) In 2003, the tax provision includes a $2,157 reduction to reflect the partial utilization of a capital loss generated by the sale of the Company's former UK subsidiary. In 2003, 2002 and 1999, the Company recorded $1,477, $421 and $1760, respectively, after tax, of charges for compensation arrangements related to management personnel reductions. The
     Company adopted SFAS No. 142 as of January 1, 2002. Therefore, the Company discontinued amortization of goodwill for 2002 and thereafter. Net income for 2001 was reduced by $731 related to goodwill amortization. In 2001, the Company recorded non-recurring charges for the write-off of capitalized software and implementation costs related to an enterprise information system project which the Company decided to discontinue as well as a promotional program related to the acquisition of Premier operations. These charges reduced net income by $5,138 and $2,021, respectively. During 2000, the Company recorded a gain of $2,136 as a result of the sale of the Company's interest in a real estate investment. In 1999, a gain of $554 was recorded on the sale of marketable securities.
(4) These per share amounts were computed using basic weighted average shares outstanding for all periods presented.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

SUMMARY OF FINANCIAL PERFORMANCE

                                            2003        2002         2001
----------------------------------------- ----------- ------------ ------------
(Dollars in thousands, except per share
data)

Net sales                                   $389,091     $387,456     $379,407
Income before taxes                           24,892       23,189       17,142
Net income                                    16,196       12,447        8,787
Total assets                                 246,943      225,831      234,206
    Return on assets (%)                      6.6  %       5.5  %       3.8  %
Stockholders' equity                         173,351      162,343      159,898
    Return on avg. equity (%)                 9.6  %       7.7  %       5.4  %
Diluted earnings per share                     $1.70        $1.30       $ 0.91
----------------------------------------- ----------- ------------ ------------


Lawson Products, Inc. ("Lawson", the "Company") achieved net income growth of 30.1% in 2003 to $16,196. Diluted net income per share for the year 2003 was $1.70 compared to $1.30 in 2002.

OVERVIEW

Lawson is an international distributor and marketer of systems, services and products to the industrial, commercial and institutional maintenance, repair and replacement ("MRO") marketplace. The Company also manufactures and markets specialized component parts to the original equipment marketplace ("OEM"), including automotive, appliance, aerospace, construction and transportation industries.

Lawson markets its products through a network of approximately 1,800 independent and inside sales representatives. Lawson delivers "the right product, at the right place, at the right time" through its state-of-the-art distribution systems.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

As further described in the Notes to Consolidated Financial Statements, Note O - Segment Reporting, the Company distributes Maintenance, Repair and Replacement consumables, reporting this activity as the "MRO-US" segment in the United States and as the "MRO-CAN" segment in Canada. The manufacture and distribution of specialized component parts in the United States is reported as the "OEM-US" segment. Distribution of specialized component parts in Mexico and the United Kingdom is reported as the "OEM-INTL" segment.

The following table presents the Company's net sales results for its MRO and OEM segments for the past three years:

                                      2003        2002       2001
------------------------------- ----------- ----------- ----------
MRO                                 $321.0      $323.4     $320.9
OEM                                   68.1        64.1       58.5
------------------------------- ----------- ----------- ----------
                                    $389.1      $387.5     $379.4
=============================== =========== =========== ==========

The segment sales table above illustrates that OEM sales increased $4.0 million (6.2%) in 2003 while MRO sales declined $2.4 million (0.7%). In the OEM segment, the Company increased key account penetration and expanded its international business. Overall, international sales growth in the OEM segment offset a slight decline in U.S. OEM sales in 2003. The MRO segment continued to face difficult market conditions in 2003, particularly in the United States. MRO sales gains in Canada for 2003 were offset by sales declines in domestic MRO business in 2003.

Gross profit declined by $2.3 million, or 0.9%, to $248.0 million during 2003 from $250.3 million in 2002. Gross profit as a percent of total sales, declined to 63.7% in 2003 from 64.6% in 2002. This decrease resulted partially from product mix, as the Company sold a lower percentage of MRO products as a percent of total sales in 2003 as compared to 2002. In 2003, MRO gross profit was 71.3% of sales, compared to 72.4% in 2002. OEM gross profit increased in 2003 to 28.0% of sales, compared to 25.3% in 2002.

Selling, general and administrative (S,G&A) expenses decreased by $5.4 million, or 2.4%, to $221.2 million (56.8% of sales) in 2003 from $226.6 million (58.5%
of sales) in 2002. The decline in S,G&A was attributable to the Company's continuing efforts to contain and reduce costs. Lower sales agent compensation and benefit costs more than offset increases in other S,G&A expenses, principally wages and a loss of approximately $2.8 million in connection with the sale of the MRO operations of the Company's former UK subsidiary. The decrease in sales agent compensation and benefits resulted principally from the expiration of a special promotional program ending in the second quarter of 2002.

During 2003, the Company incurred $2.5 million in charges for the retirement and severance of certain management personnel compared to $0.4 million in 2002.

Operating income increased by $0.9 million, or 4.3%, to $22.7 million in 2003 from $21.8 million in 2002. The increase resulted primarily from lower S,G&A expenses noted above, partially offset by lower gross profit and higher other charges.

The effective income tax rates were approximately 34.9% and 46.3%, respectively, for 2003 and 2002. The decrease in the effective tax rate was primarily attributable to a $2.2 million reduction of the income tax provision to reflect the partial utilization of a capital loss carryback generated by the 2003 sale of Lawson Products Limited, the Company's former subsidiary in the United Kingdom.

Net income increased by $3.7 million, or 30.1%, to $16.2 million during 2003 from $12.5 million in 2002, while income per share increased 31.0% to $1.70 in 2003 from $1.30 in 2002. The principal factors affecting net income and earnings per share were lower income taxes and higher operating income, as discussed above. Per share net income for 2003 and 2002 was positively impacted by the Company's share repurchase program.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

In 2002, total sales increased by $8.1 million, or 2.1%, to $387.5 million from $379.4 million in 2001, comprising an increase of $2.5 million, or 0.8% in the MRO segments and $5.6 million, or 9.6% in the OEM segments. The MRO increase was attributable to sales generated by the addition of field and inside sales representatives from the IPD and Kent divisions of the North American business of Premier Farnell, acquired March 30, 2001, partially offset by the effects of difficult market conditions and a planned reduction in the number of under-performing domestic sales agents from 2001 levels. The sales increase in the OEM segments was attributable to increased penetration of existing accounts as well as new customer development efforts, both domestically and internationally in these business segments.

Gross profit increased by $2.0 million, or 0.8%, to $250.3 million during 2002 from $248.3 million in 2001. This increase resulted from the sales increase noted above, partially offset by a decline in gross profit as a percent of total sales, to 64.6% from 65.5%. This reduction in gross profit percentage is due to relatively higher growth in the OEM segments, which traditionally carry a lower gross profit rate than MRO but also have lower operating costs. In 2002, OEM gross profit was 25.2% of sales, compared to 30.2% in 2001. In 2002, OEM gross profit was negatively impacted by a $2.1 million inventory write-off, principally resulting from a change in the inventory profile by our U.K. business to better serve our then current customer base. Excluding this write-off, OEM gross profit was 28.5% and total gross profit was 65.1%. The MRO segments gross profit percentage was 72.4% of sales in 2002, compared to 71.9% in 2001.

Selling, general and administrative (S,G&A) expenses increased by $4.8 million, or 2.2%, to $226.6 million (58.5% of sales) in 2002 from $221.7 million (58.4%
of sales) in 2001. The increase in S,G&A was attributable to wage and operating cost increases, and to continued investment in various selling and product education initiatives, coupled with higher health costs. The increase was partially offset by the cessation of amortization of goodwill pursuant to adoption of FASB Statement No. 142 by the Company at the beginning of 2002, expired MRO promotional program costs put in place during 2001 to support the newly acquired Premier business and the absence of non-recurring costs associated with the IPD/Kent acquisition. If FASB Statement No.142 had been adopted at the beginning of 2001, the non-amortization of goodwill would have resulted in decreased S,G&A expenses of approximately $1.2 million.

Operating income increased by $5.6 million, or 34.6%, to $21.8 million in 2002 from $16.2 million in 2001. The increase resulted primarily from higher net sales, the absence of the $8.5 million write-off of an enterprise information system included in 2001 results and the absence of goodwill amortization and acquisition costs, partially offset by the higher wages and health costs and continued investment in various selling and product education initiatives noted above.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operations and a $50 million unsecured line of credit entered into in February 2001 have continued to be sufficient to fund operating requirements, cash dividends and capital improvements. Cash flows from operations and the line of credit are also expected to finance the Company's future growth.

Cash flows provided by operations for 2003, 2002 and 2001 were $26.4 million, $29.0 million and $6.4 million, respectively. The decline in 2003 was principally attributable to increasing operating assets, primarily accounts receivable and cash value of life insurance, more than offsetting the $3.7 million increase in net income. The improvement in 2002 over 2001 was due primarily to decreasing operating assets, increasing operating liabilities, as well as the gain in net income noted above. Working capital at December 31, 2003 and 2002 was approximately $107.9 million and $98.0 million, respectively. At December 31, 2003 the current ratio was 3.9 to 1 as compared to 4.1 to 1 at December 31, 2002.

Over the past three years, the Company has made the following purchases of its common stock:

Year Purchased   Shares Purchased   Cost (In millions)  Year Authorized by Board
---------------- ------------------ ------------------- ------------------------
      2003            20,186             $0.6                   2000
      2002           196,250              5.6                 1999/2000
      2001            84,497              2.2                   1999
---------------- ------------------ ------------------- ------------------------


In 1999, the Board authorized the purchase of up to 500,000 shares of the Company's common stock. In 2000, the Board authorized 500,000 additional shares. At December 31, 2003, 286,399 shares were available for purchase pursuant to the 2000 Board authorization. Funds to purchase these shares were provided by investments and cash flows from operations.

Additions to property, plant and equipment were $4.2 million, $6.0 million and $5.2 million, respectively, for 2003, 2002 and 2001. Consistent with prior years, capital expenditures were incurred principally for improvement of existing facilities and for the purchase of related equipment. Capital expenditures during 2002 were incurred primarily for improvement of existing facilities and for the purchase of related equipment, as well as for the improvement of new leased facilities. Capital expenditures during 2001 primarily reflect purchases of computer equipment and improvement of existing facilities and purchases of related equipment.

Future contractual obligations consisted of the following at December 31, 2003:


(In thousands)                                                                           2009 and
                                            2004      2005      2006      2007     2008  thereafter      Total
--------------------------------------- --------- --------- --------- --------- -------- ----------- ----------
Rents                                     $3,056    $2,528    $2,209    $1,874   $1,081      $3,223    $13,971
Mortgage payable                           1,462     1,573         -         -        -           -      3,035
Deferred compensation                        745       736       555       311      312      11,002     13,661
Security bonus plan (1)                        -         -         -         -        -      20,823     20,823
--------------------------------------- --------- --------- --------- --------- -------- ----------- ----------
Total contractual cash                    $5,263    $4,837    $2,764    $2,185   $1,393     $35,048    $51,490
obligations
--------------------------------------- --------- --------- --------- --------- -------- ----------- ----------

(1)      Payments to beneficiaries of the security bonus plan are made on a lump sum basis at time of retirement.
         No such obligations exist at December 31, 2003.



BUSINESS COMBINATIONS AND DISPOSALS

Sale of MRO Operations in United Kingdom: During the fourth quarter of 2003, the Company completed the sale of its United Kingdom MRO subsidiary. As stated above, in connection with the sale of this operation, the Company incurred a loss of $2.8 million, including inventory write-offs of $1.8 million. The Company's OEM customers in the United Kingdom will be serviced through a newly formed entity, Assembly Component Systems Limited.

Purchase of Industrial Products and Kent Automotive: On March 30, 2001, the Company purchased certain assets of Premier Farnell's Cleveland based North American Industrial Products ("IPD") and Kent Automotive Divisions for approximately $28.4 million plus approximately $7.2 million for related inventories. The all-cash transaction was accounted for as a purchase; accordingly the accounts and transactions of the acquired business have been included in the consolidated financial statements since the date of acquisition. Under the agreement, the Company acquired the field sales, telephone sales and customer service professionals, the customer accounts, certain administrative executives, and use of various intellectual properties, including trademarks and trade names of the Industrial Products and Kent Automotive divisions in certain territories. Premier Farnell's Premier Fastener, Rotanium Products, Certainium Alloys, CT Engineering, JI Holcomb and Kent Automotive business units in the United States, Canada, Mexico, Central America and the Caribbean were combined with the Company's existing operations.

The assets acquired were recorded at fair values based on actual purchase cost of inventories and valuations of various intellectual properties, including trademarks and trade names of the IPD and Kent divisions. This acquisition did not require a significant investment by the Company in facilities or equipment. The acquisition generated approximately $41.2 million of incremental sales in 2001. The Company only acquired inventory and portions of the IPD and Kent business, and is therefore unable to provide any meaningful pro forma information of prior period results.

ADOPTION OF RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," which addresses the financial reporting by companies involved with variable interest entities ("VIE"). A VIE is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE's activities or entitled to receive the majority of the entity's residual returns or both. Previously, a company generally included an entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN No. 46 apply immediately to VIE's created after January 31, 2003. Existing VIE's must be consolidated in the first fiscal year or interim period beginning after March 15, 2004.

The Company adopted FIN 46 as of July 1, 2003, which has resulted in the consolidation of the Company's investment in a limited partnership, which owns an office building in Chicago, Illinois. An officer and member of the Board of Directors of the Company is the general partner of this VIE and holds a 1.5% interest in the partnership. The operations of the partnership consist of rental of the building under a long-term lease and the servicing of the non-recourse mortgage. In conjunction with the consolidation of its investment, the Company has recorded long-term debt, which represents a non-recourse mortgage payable relative to the building, of approximately $3.0 million at December 31, 2003. The building and land have a net carrying value of $4.4 million, which are included in property, plant and equipment. The remaining assets, none of which are significant, are recorded in other assets.

CRITICAL ACCOUNTING POLICIES

The Company has disclosed its accounting policies in Note B to the consolidated financial statements. The following provides supplemental information to these accounting policies as well as information on the accounts requiring more significant estimates.

Allowance for Doubtful Accounts - Methodology: The Company evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations (e.g., bankruptcy filings, substantial down-grading of credit ratings), a specific reserve for bad debts is recorded against amounts due to reduce the receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes reserves for bad debts based on the Company's historical experience of bad debt write-offs as a percent of accounts receivable outstanding. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer's ability to meet its financial obligations), the estimates of the recoverability of amounts due the Company could be revised by a material amount.

Inventories - Slow Moving and Obsolescence: The Company carries significant amounts of inventories, which is a part of the Company's strategy as a competitive advantage in its ability to fulfill the vast majority of our customers' orders the same day received. However, this strategy also increases the chances that portions of the inventory have decreased in value below their carrying cost. To reduce inventory to a lower of cost or market value, the Company records a reserve for slow-moving and obsolete inventory. The Company defines obsolete as those inventory parts on hand which the Company plans to discontinue to offer to its customers. Slow-moving inventory is monitored by examining reports of parts which have not been sold for extended periods. The Company records the reserve needed based on its historical experience of how much the selling prices must be reduced to move these obsolete and slow-moving products. If experience or market conditions change, estimates of the reserves needed could be revised by a material amount.

Impact of Inflation and Changing Prices: The Company has continued to pass on to its customers most increases in product costs. Accordingly, gross margins have not been materially impacted. The impact from inflation has been more significant on the Company's fixed and semi-variable operating expenses, primarily wages and benefits, although to a lesser degree in recent years due to moderate inflation levels.

Although the Company expects that future costs of replacing warehouse and distribution facilities will rise due to inflation, such higher costs are not anticipated to have a material effect on future earnings.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company, through its foreign subsidiaries, distributes products in Canada, the United Kingdom and Mexico. As a result, the Company is from time to time exposed to market risk relating to the impact of foreign currency exchange rates. A hypothetical 10% adverse movement in exchange rates would increase income by $319,000 in 2003 to offset the loss by the foreign subsidiaries.

         The Company had nothing outstanding as of December 31, 2003 under its revolving line of credit.

         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The following information is presented in this report:

                  Report of Independent Auditors

                  Consolidated Balance Sheets as of December 31, 2003 and 2002.

                  Consolidated Statements of Income for the Years ended December 31, 2003, 2002 and 2001.

                  Consolidated Statements of Changes in Stockholders' Equity for the Years ended December 31, 2003, 2002 and 2001.

                  Consolidated Statements of Cash Flows for the Years ended December 31, 2003, 2002 and 2001.

                  Notes to Consolidated Financial Statements.

                  Schedule II

                         REPORT OF INDEPENDENT AUDITORS


To the Stockholders and Board of Directors
Lawson Products, Inc.

We have audited the accompanying consolidated balance sheets of Lawson Products, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at
Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lawson Products, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with generally accepted accounting principles in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note B to the financial statements, in 2003 the Company changed its method of accounting for its investment in a real estate partnership.

As discussed in Note G to the financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets.

                                               /s/Ernst & Young LLP

Chicago, Illinois
February 25, 2004


                              LAWSON PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEETS


(Dollars in Thousands)                                                                 DECEMBER 31,
                                                                     ---------------------------------------------
                                                                                2003                       2002
                                                                                ----                       ----
Assets
Current assets:
     Cash and cash equivalents                                       $           21,399             $        7,591
     Marketable securities                                                        2,156                        696
     Accounts receivable, less allowance for doubtful accounts
          (2003 -$2,121, 2002 - $1,830)                                          47,972                     42,990
     Inventories                                                                 59,817                     63,851
     Miscellaneous receivables                                                    4,773                      3,202
     Prepaid expenses                                                             6,666                      7,968
     Deferred income taxes                                                        1,975                      3,463
                                                                     ---------------------------------------------
          Total Current Assets                                                  144,758                    129,761
                                                                     ---------------------------------------------
Property, plant and equipment, at cost, less allowances for
     depreciation and amortization (2003 - $53,880;
          2002 - $49,499)                                                        42,946                     39,519
                                                                     ---------------------------------------------
Other assets:
     Cash value of life insurance                                                13,201                     10,933
     Investments in real estate                                                      --                      1,305
     Deferred income taxes                                                       13,201                     11,987
     Goodwill, less accumulated amortization                                     28,649                     28,649
     Other intangible assets, less accumulated amortization
          (2003 - $1,219; 2002 - $701)                                            1,481                      1,999
     Other                                                                        2,707                      1,678
                                                                     ---------------------------------------------
                                                                                 59,239                     56,551
                                                                     ---------------------------------------------
                                                                     $          246,943             $      225,831
                                                                     =============================================
Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                                $           8,240              $        8,085
     Accrued expenses and other liabilities                                      27,176                     23,638
     Current Portion of long term debt                                            1,462                         --
                                                                     ---------------------------------------------
          Total Current Liabilities                                              36,878                     31,723
                                                                     ---------------------------------------------
Noncurrent liabilities and deferred credits:
     Accrued liability under security bonus plans                                20,823                     20,614
     Long term debt                                                               1,573                         --
     Deferred compensation and other liabilities                                 14,318                     11,151
                                                                     ---------------------------------------------

                                                                                 36,714                     31,765
                                                                     ---------------------------------------------
Stockholders' equity:
     Preferred Stock, $1 par value: Authorized - 500,000 shares;
          Issued and outstanding - None                                              --                         --
     Common Stock, $1 par value: Authorized - 35,000,000 shares;
          Issued - 2003- 9,493,511 shares; 2002 - 9,494,011 shares                9,494                      9,494
     Capital in excess of par value                                               2,667                      2,387
Retained earnings                                                               161,831                    152,495
                                                                     ---------------------------------------------
                                                                                173,992                    164,376
Accumulated other comprehensive loss                                              (641)                    (2,033)
                                                                     ---------------------------------------------
Stockholders' equity                                                            173,351                    162,343
                                                                     ---------------------------------------------
                                                                     $          246,943                $   225,831
                                                                     =============================================

                 See notes to consolidated financial statements





                              LAWSON PRODUCTS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME



                                                                        YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------------------------
                                                               2003               2002                   2001
                                                       ----------------    ---------------        --------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales                                                     $389,091          $387,456              $379,407
Cost of goods sold                                             141,124           137,129               131,065
                                                      --------------------------------------------------------
Gross profit                                                   247,967           250,327               248,342

Selling, general and administrative expenses                   221,189           226,571               221,743
Other charges                                                    2,459               360                 8,496
Provision for doubtful accounts                                  1,578             1,585                 1,901
                                                      --------------------------------------------------------
     Operating Income                                           22,741            21,811                16,202
                                                      --------------------------------------------------------

Interest and dividend income                                       194                53                   654
Interest expense                                                  (131)             (154)                 (706)
Other income - net                                               2,088             1,479                   992
                                                      --------------------------------------------------------
                                                                 2,151             1,378                   940
                                                      --------------------------------------------------------

     Income Before Income Taxes                                 24,892            23,189                17,142

Income tax expense                                               8,696            10,742                 8,355
                                                      --------------------------------------------------------

          Net Income                                          $ 16,196          $ 12,447               $ 8,787
                                                      ========================================================

Net Income Per Share of Common Stock:
     Basic                                                    $   1.71          $   1.30                 $0.91
                                                      ========================================================
     Diluted                                                  $   1.70          $   1.30                 $0.91
                                                      ========================================================


                                                 See notes to consolidated financial statements




                                                             LAWSON PRODUCTS, INC.
                                                           CONSOLIDATED STATEMENTS OF
                                                        CHANGES IN STOCKHOLDERS' EQUITY


(DOLLARS IN THOUSANDS)                                                                             ACCUMULATED
                                                 COMMON           CAPITAL                             OTHER
                                                 STOCK,        IN EXCESS OF       RETAINED       COMPREHENSIVE     COMPREHENSIVE
                                           $1 PAR VALUE          PAR VALUE         EARNINGS            LOSS            INCOME
                                           ------------        -------------  ----------------  ----------------   ---------------

Balance at January 1, 2001                            $9,706            $762         $151,066           $(1,622)             $  --

Net income                                                                              8,787                              8,787

Other comprehensive loss, net of tax:
  Adjustment for foreign currency                                                                          (576)            (576)
                                                                                                                   --------------
translation

Comprehensive income for the year                                                                                          $8,211
                                                                                                                   --------------

Cash dividends declared                                                               (6,191)

Stock issued under employee stock plans                    7            159

Purchase and retirement of common stock                  (84)            (8)          (2,108)
------------------------------------------ ------------------- -------------- ----------------- ------------------ ----------------

Balance at December 31, 2001                           9,629            913          151,554             (2,198)
------------------------------------------ ------------------- -------------- ----------------- ------------------ ----------------

Net income                                                                            12,447                              $12,447

Other comprehensive income, net of tax:
  Adjustment for foreign currency                                                                           165               165
                                                                                                                   --------------
translation

Comprehensive income for the year                                                                                         $12,612
                                                                                                                   --------------

Cash dividends declared                                                               (6,115)

Stock issued under employee stock plans                   61          1,510

Purchase and retirement of common stock                 (196)           (36)          (5,391)
------------------------------------------ ------------------- -------------- ----------------- ------------------ ----------------

Balance at December 31, 2002                           9,494          2,387          152,495             (2,033)
------------------------------------------ ------------------- -------------- ----------------- ------------------ ----------------

Net income                                                                            16,196                             $ 16,196

Other comprehensive income, net of tax:
  Adjustment for foreign currency                                                                         1,392             1,392
                                                                                                                   --------------
translation

Comprehensive income for the year                                                                                         $17,588
                                                                                                                   --------------

Cash dividends declared                                                               (6,265)

Stock issued under employee stock plans                   20            285

Purchase and retirement of common stock                  (20)            (5)            (595)
------------------------------------------ ------------------- -------------- ----------------- ------------------ ----------------

Balance at December 31, 2003                          $9,494         $2,667         $161,831              $(641)
------------------------------------------ ------------------- -------------- ----------------- ------------------ ----------------
                                                  See notes to consolidated financial statements




                                                               LAWSON PRODUCTS, INC.
                                                       CONSOLIDATED STATEMENTS OF CASH FLOWS


(DOLLARS IN THOUSANDS)                                                  YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------------------------
                                                              2003               2002                 2001
                                                       ----------------    ---------------     -----------------
 Operating activities
 Net income                                                   $16,196        $  12,447              $  8,787
  Adjustments to reconcile net income to net cash
     provided by operating activities:
         Depreciation                                           5,359            5,506                 5,741
         Amortization                                           1,744            1,321                 2,405
         Provision for allowance for doubtful accounts          1,578            1,585                 1,901
         Deferred income taxes                                   (476)          (2,177)               (1,771)
         Deferred compensation and security bonus plans         5,466            2,704                 3,399
         Payments under deferred compensation
               and security bonus plans                        (2,099)          (1,635)               (2,395)
          Losses (Gains) from sale of marketable securities        --             (300)                  (13)
          Income from investments in real estate                 (360)            (600)                 (480)
          Changes in operating assets and liabilities
               (Exclusive of effect of acquisition):
               Accounts receivable                             (5,888)           1,165                (5,392)
               Inventories                                      4,902            1,692                (3,093)
               Prepaid expenses and other assets               (4,171)           4,867                 3,259
               Accounts payable and accrued expenses            3,176            1,958                (2,970)
Income taxes payable                                               --               --                (2,615)
               Other                                              991              429                  (316)
                                                        -----------------------------------------------------
Net Cash Provided by Operating Activities                      26,418           28,962                 6,447
                                                        -----------------------------------------------------

Investing activities
     Additions to property, plant and equipment                (4,241)          (5,965)               (5,229)
     Purchases of marketable securities                        (5,129)          (8,340)              (13,268)
     Proceeds from sale of marketable securities                3,669            9,681                41,917
     Acquisition of businesses, net of cash acquired               --               --               (36,891)
     Other                                                        286              456                   240
                                                        -----------------------------------------------------
     Net Cash Used in Investing Activities                     (5,415)          (4,168)              (13,231)
                                                        -----------------------------------------------------

Financing Activities
     Proceeds from revolving line of credit                     4,000           36,500                71,800
     Payments on revolving line of credit                      (4,000)         (50,500)              (57,800)
     Payments on mortgage payable                                (805)              --                   --
      Purchases of common stock                                  (620)          (5,623)               (2,201)
     Proceeds from exercise of stock options                      305            1,571                   166
     Dividends paid                                            (6,075)          (6,138)               (6,106)
                                                        -----------------------------------------------------
     Net Cash Provided by (Used in) Financing Activities       (7,195)         (24,190)                5,859
                                                        -----------------------------------------------------
          Increase (Decrease) in Cash and Cash Equivalents     13,808              604                  (925)
     Cash and Cash Equivalents at Beginning of Year              7,591           6,987                 7,912
                                                        -----------------------------------------------------
          Cash and Cash Equivalents at End of Year      $         21,399       $ 7,591              $  6,987
                                                        =====================================================



                                                  See notes to consolidated financial statements


                              LAWSON PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

NOTE A - DESCRIPTION OF BUSINESS

         Lawson Products, Inc. is an international seller and distributor of systems, services and products to the industrial, commercial and institutional maintenance, repair and replacement marketplace. The Company also manufactures, sells and distributes production and specialized component parts to the original equipment marketplace.

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

         Shipping and Handling Fees and Costs: Costs related to shipping and handling fees are included on the Income Statement in the caption Selling, general and administrative expenses and totaled $11,159, $11,898 and $11,460 in 2003, 2002 and 2001, respectively. Amounts billed to customers for shipping fees are included in net sales.

         Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

         Investment in Real Estate Partnership: The Company's investment in real estate, representing a limited partnership interest, was carried on the basis of the equity method until June 30, 2003. (See New Accounting Standards)

         Marketable Securities: Marketable equity and debt securities are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses, net of tax, recorded in stockholders' equity. Realized gains and losses, declines in value judged to be other-than-temporary, and interest and dividends are included in investment income. The cost of securities sold is based on the specific identification method.

         Inventories: Inventories which consist of principally finished goods are stated at the lower of cost (first-in, first-out method) or market.

         Property, Plant and Equipment: Provisions for depreciation and amortization are computed by the straight-line method for buildings using useful lives of 20 to 30 years and by the double declining balance method for machinery and equipment, furniture and fixtures and vehicles using useful lives of 3 to 10 years.

         Investment Tax Credits: Investment tax credits on assets leased to others (see Investment in Real Estate Partnership) are deferred and amortized over the useful life of the related asset.

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

                                            2003        2002           2001
-------------------------------------------------------------------------------
Net income - as reported                   16,196        $12,447        $8,787
Deduct: Total stock based
     employee compensation
     expense determined under
     fair value method, net of tax           (27)           (38)       (49)
------------------------------------------------------------------------------
Net income - pro forma                     16,169         12,409         8,738
Basic earnings per share - as reported       1.71           1.30           .91
Diluted earnings per share - as reported     1.70           1.30           .91
Basic earnings per share - pro forma         1.70           1.30           .90
Diluted earnings per share - pro forma       1.70           1.29           .90

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

         In June 2001, the FASB issued Statement No. 141, "Business Combinations" and Statement No. 142 "Goodwill and Other Intangibles," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and other intangible assets deemed to have indefinite lives will no longer be amortized but subject to annual impairment tests. (See note G)

         Foreign Currency Translation: The financial statements of foreign entities have been translated in accordance with Statement of Financial Accounting Standards No. 52 and, accordingly, unrealized foreign currency translation adjustments are reflected as a component of stockholders' equity. Realized foreign currency transaction gains and losses were not significant for the years ended December 31, 2003, 2002 and 2001.

         Income per share: Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options.

         Reclassifications: Certain amounts have been reclassified in the 2002 and 2001 financial statements to conform with the 2003 presentation.

         New Accounting Standards: In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," which addresses the financial reporting by companies involved with variable interest entities ("VIE"). A VIE is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE's activities or entitled to receive a majority of the entity's residual returns or both. Previously, a company generally included an entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN No. 46 apply immediately to VIE's created after January 31, 2003. Existing VIE's must be consolidated in the first fiscal year or interim period beginning after March 15, 2004. the Company adopted FIN 46 as of July 1, 2003, which has resulting in the consolidation of the Company's investment in a limited partnership, which owns an office building in Chicago, Illinois. An officer and member of the Board of Directors of the Company is the 1.5% general partner. (See Note I) The operations of the partnership consist of rental of the building under a long-term lease and the servicing of the non-recourse mortgage. The activities are insignificant for separate disclosure.

NOTE C - BUSINESS COMBINATION

Sale of Lawson Products Limited, UK Subsidiary:

In the fourth quarter of 2003, the Company sold its UK subsidiary, Lawson Products Limited, engaged primarily in the business of MRO sales, to a third party for approximately $647. The purchase price is in the form of a note payable to the Company over two years. Prior to the sale, the Company transferred certain assets and liabilities related to the OEM portion of this business to a newly formed subsidiary, Assembly Components Systems Limited. The sale of Lawson Products Limited resulted in a pre-tax loss of approximately $2,789, largely related to inventory write-offs and termination costs associated with the sale. This loss is classified in selling, general and administrative expenses in the statement of income. This business was part of the Company's International OEM distribution segment.

The sale also generated approximately $22,441 in capital losses. The Company was able to carryback $6,163 of the capital loss to offset capital gains in prior years. The effect of the carryback resulted in $2,157 of tax benefit in 2003. A valuation allowance has been provided for the remainder of the capital loss due to the uncertainty of utilization.

Purchase of Industrial Products and Kent Automotive:

On March 30, 2001, the Company purchased certain assets of Premier Farnell's Cleveland based North American Industrial Products (IPD) and Kent Automotive
(Kent) Divisions for approximately $28,369 plus approximately $7,267 for related inventories. This all-cash transaction was accounted for as a purchase; accordingly, the accounts and transactions of the acquired business have been included in the consolidated financial statements since the date of acquisition. Under the agreement, the Company acquired the field sales, inside sales and customer service professionals, customer accounts, certain administrative executives, and various intellectual properties, including trademarks and trade names of the divisions in certain territories. The identifiable intangibles acquired in the acquisitions were recorded at an independent appraised value of approximately $1,400. These intangibles are being amortized over a weighted average estimated life of 15.14 years. The remaining excess of purchase price over net assets acquired of approximately $27,100 represents goodwill. The assets acquired were recorded at fair values as determined by the Company's management. As the Company only acquired inventory and sales professionals of the IPD and Kent businesses, the Company is unable to provide any meaningful pro forma information of prior period results. Net sales attributed to the acquired division represented approximately $41,252 for 2001.

NOTE D - OTHER CHARGES

         In 2003, the Company recorded charges totaling $2,459 for severance of several members of management. Approximately $422 was paid in 2003 and the remaining benefits will be paid through 2006.

         During 2002, the Company recorded a charge of $568 for severance for several members of management and a $208 adjustment to the reserve resulting from a severance settlement. Approximately $155 was paid in 2003 and the remaining benefits will be paid in 2004.

         In 2001, the Company wrote-off capitalized software and implementation costs of a discontinued enterprise information system project. This write-off represents a non-cash charge of $8,527 ($5,138 net of tax benefits).

         The table below shows an analysis of the company's reserves for other charges:

                                   Severance
Description of Item                and Related          Asset
---------------------------        Expenses           Writedown         Total
------------------------------------------------------------------------------
Balance January 1, 2001             $2,373           $   -             $2,373
Charged to earnings 2001                 -            8,527             8,527
Cash paid in 2001                     (884)               -              (884)
Non-cash utilization                     -           (8,527)           (8,527)
Adjustment to reserves                 (31)               -               (31)
------------------------------------------------------------------------------
Balance December 31, 2001            1,458                -             1,458
Charged to earnings 2002               568                -               568
Cash paid in 2002                     (942)               -              (942)
Adjustment to reserves                (208)               -              (208)
-------------------------------------------------------------------------------
Balance December 31, 2002              876                -               876
Charged to earnings 2003             2,459                -             2,459
Cash paid in 2003                     (859)               -              (859)
-------------------------------------------------------------------------------
Balance December 31, 2003           $2,476           $    -            $2,476
===============================================================================


NOTE E - MARKETABLE SECURITIES

         The following is a summary of the Company's investments at December 31 which are classified as available-for-sale. The contractual maturity of all marketable securities at December 31, 2003 is less than one year.

                                                 Gross         Gross   Estimated
                                            Unrealized    Unrealized        Fair
                                  Cost            Gain        Losses       Value

2003
------------------------------ ---------- ------------- ------------- ----------
Foreign government securities    $ 2,156          $ -           $ -      $ 2,156
------------------------------ ---------- ------------- ------------- ----------

2002
------------------------------ ---------- ------------- ------------- ----------
Foreign government securities    $   696          $ -           $ -      $   696
------------------------------ ---------- ------------- ------------- ----------

         The gross realized gains on sales of marketable securities totaled: $0, $300 and $13 in 2003, 2002 and 2001, respectively.

NOTE F - PROPERTY, PLANT AND EQUIPMENT

         The cost of property, plant and equipment consists of:

                                             2003                     2002
---------------------------------------------------------------------------
Land                                          $8,389                $ 6,608
Buildings and improvements                    51,556                 42,090
Machinery and equipment                       30,143                 32,702
Furniture and fixtures                         5,749                  5,965
Vehicles                                         432                    406
Construction in Progress                         557                  1,247
---------------------------------------------------------------------------
                                             $96,826                $89,018
===========================================================================


NOTE G- GOODWILL AND OTHER INTANGIBLES

         As discussed in Note B - Summary of Major Accounting Policies, the Company adopted FASB statement No. 142 "Goodwill and Other Intangibles" as of January 1, 2002. The Company performed its annual impairment test in the fourth quarter which determined the Company's goodwill was not impaired.

         The Company's pro forma information for intangible assets that are no longer being amortized effective January 1, 2002 consisted of the following:


                                               2003          2002          2001
--------------------------------------------------------------------------------
Net income - as reported                    $16,196       $12,447        $8,787
Goodwill amortization                             -             -           731
--------------------------------------------------------------------------------
Net income - pro forma                       16,196        12,447         9,518
Diluted earnings per share - as reported       1.70          1.30           .91
Diluted earnings per share - pro forma         1.70          1.30           .98

Intangible assets subject to amortization were as follows:

                                December 31, 2003

                                Gross             Accumulated      Net Carrying
                               Balance           Amortization         Amount
--------------------------------------------------------------------------------
Trademarks and tradenames       $1,747              $851                $896
Customer lists                     953               368                 585
--------------------------------------------------------------------------------
                                $2,700            $1,219              $1,481
================================================================================


                                December 31, 2002

                                Gross            Accumulated       Net Carrying
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
================================================================================


         Trademarks and tradenames are being amortized over a weighted average
15.14 years. Customer lists are being amortized over 13.96 years. Amortization expense, all of which was included in the MRO distribution segment, for the intangible assets was $518, $377 and $137 in 2003, 2002 and 2001, respectively. Amortization expense for each of the next five years is estimated as follows:

                          2004       2005       2006        2007        2008
--------------------- ----------- ---------- ---------- ------------ -----------
Amortization expense      $116       $83         $83        $83          $83
===================== =========== ========== ========== ============ ===========

NOTE H - ACCRUED EXPENSES AND OTHER LIABILITIES

         Accrued expenses and other liabilities consist of the following:

                                                     2003               2002
---------------------------------------------- ---------------- ----------------
Salaries, commissions and other compensation       $ 6,802           $ 5,875
Accrued other charges                                2,476               876
Accrued and withheld taxes, other than income
  taxes                                              2,591             2,757
Accrued profit sharing contributions                 3,448             3,269
Accrued self-insured health benefits                 1,800             1,500
Cash dividends payable                               1,709             1,519
Other                                                8,350             7,842
---------------------------------------------- ---------------- ----------------
                                                   $27,176           $23,638
============================================== ================ ================

NOTE I - LONG TERM DEBT

On July 1, 2003, the Company adopted FIN No. 46 which has resulted in the Company's consolidated of an investment in a limited partnership which owns an office building in Chicago, Illinois. In conjunction with the consolidation of its investment, the Company has recorded long-term debt, which represents a non-recourse mortgage payable relative to the building. The interest rate of the non-recourse mortgage payable in 7.315%, with a maturity date of January 1, 2006. The building and the land have a net carrying value of $4,425, which are included in property, plant and equipment. The remaining assets, none of which are significant, are recorded in other assets.

The Company's mortgage obligations in effect at December 31, 2003 amounted to approximately $3,035. Mortgage payments are payable as follows: 2004-$1,462; 2005-$1,573. Interest expense related to the mortgage totaled $124 for the year ended December 31, 2003.

On February 21, 2001, the Company entered into a $50 million unsecured multi-currency line of credit. The Company had nothing outstanding under the line at December 31, 2003 and 2002. Amounts outstanding under the line carry interest at 1.5% below the prime rate or .75% over the LIBOR rate as determined by the Company. The line matures on February 21, 2006. Since the line's interest rate floats on a variable basis with either prime or LIBOR, the carrying value of the debt approximates fair value. The line requires the Company to meet certain covenants, all of which were met on December 31, 2003. The Company paid interest of $7, $220 and $605, respectively, in 2003, 2002 and 2001.

NOTE J - STOCK PLANS

The Incentive Stock Plan, As Amended (Plan), provides for the issuance of shares of Common Stock to non-employee directors, officers and key employees pursuant to stock options, Stock Performance Rights (SPRs), stock purchase agreements and stock awards. 575,673 shares of Common Stock were available for issuance under the Plan as of December 31, 2003.

In 2003, 2002 and 2001, the Company granted SPRs pursuant to an incentive plan adopted in 2000. These SPRs have an exercise price ranging from $24.64 to $33.15 per share. These SPRs vest at 20% per year and entitle the recipient to receive a cash payment equal to the excess of the market value of the Company's common stock and the SPR price when the SPRs are surrendered. Compensation expense for the SPRs in 2003, 2002 and 2001 was $410, $244 and $0, respectively.

Additional information with respect to SPRs is summarized as follows:

                                            Average SPR
                                          Exercise Price         # of SPR's
Outstanding January 1, 2001                    $ 26.50             71,250*
Granted                                          27.09            157,250**
---------------------------------------- ------------------ --------------------
Outstanding December 31,  2001                   26.90            228,500
Granted                                          30.74             18,000***
---------------------------------------- ------------------ --------------------
Outstanding December 31,  2002                   27.18            246,500
Granted                                          27.85             31,500
Exercised                                        26.77             (1,900)
---------------------------------------- ------------------ --------------------
Outstanding December 31, 2003                  $ 27.26            276,100
======================================== ================== ====================

  *Includes 42,750 SPRs vested at December 31, 2003 **Includes 62,900 SPRs vested at December 31, 2003 ***Includes 3,600 SPRs vested at December 31, 2003

         The Plan permits the grant of incentive stock options, subject to certain limitations, with substantially the same terms as non-qualified stock options. Non-employee directors are not eligible to receive incentive stock options. Stock options are not exercisable within six months from date of grant and may not be granted at prices less than the fair market value of the shares at the dates of grant. Benefits may be granted under the Plan through December 16, 2006.

         Additional information with respect to the Plan is summarized as follows:

                                             Average Price       Option Shares
----------------------------------------- ------------------ ------------------
Outstanding January 1, 2001                      $22.86            180,390
Granted                                           --                    --
Exercised                                         22.50             (7,400)
Canceled or expired                               --                    --
----------------------------------------- ------------------ ------------------
Outstanding December 31,  2001                    22.87            172,990
Granted                                           --                    --
Exercised                                         22.73            (50,954)
Canceled or expired                               --                    --
----------------------------------------- ------------------ ------------------
Outstanding December 31, 2002                     22.93            122,036
Granted                                           --                    --
Exercised                                         22.50            (19,686)
Canceled or expired                               --                    --
----------------------------------------- ------------------ ------------------
Outstanding December 31, 2003                    $23.01            102,350
========================================= ================== ==================

Exercisable options at
     December 31, 2003                             $22.99             99,600
     December 31, 2002                             $22.90            114,286
     December 31, 2001                             $22.79            157,990


As of December 31, 2003, the Company had the following outstanding options:

Exercise Price                             $22.44 - $23.56     $26.75     $27.00
------------------------------------------ ---------------- ---------- ---------
Options Outstanding                          92,850            9,000        500
     Weighted Average Exercise Price         $22.62           $26.75     $27.00
Weighted Average Remaining Life                 3.1              4.3        3.7
Options Exercisable                          90,100            9,000        500
     Weighted Average Exercise price         $22.59           $26.75     $27.00

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

         No options were granted in 2003, 2002 or 2001. See Note B Stock Options for impact of options granted prior to 2001 on pro forma earnings per share.

NOTE K - PROFIT SHARING AND SECURITY BONUS PLANS

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

         The Company and its subsidiaries also have in effect security bonus plans for the benefit of independent sales representatives and certain regional managers, under the terms of which participants are credited with a percentage of their yearly earnings (as defined). Of the aggregate amounts credited to participants' accounts, 25% vests after five years and an additional 5% vests each year thereafter. For financial reporting purposes, amounts are charged to operations over the vesting period.

         Provisions for profit sharing and security bonus plans aggregated $5,301, $5,689 and $5,363 for the years ended December 31, 2003, 2002 and 2001, respectively.

NOTE L - INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In addition, deferred income taxes include net operating loss carryforwards of foreign subsidiaries which do not expire. The valuation allowance has been provided since there is no assurance that the benefit of the net operating loss carryforwards will be realized. Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

Deferred Tax Assets:                                     2003           2002
-------------------------------------------------- ---------------- ------------
Compensation and benefits                               $15,237        $13,128
Inventory                                                 3,011          3,258
Net operating loss carryforwards of subsidiaries          2,619          6,587
Capital Loss                                              5,697             --
Accounts receivable                                         669            591
Other                                                       345          1,095
-------------------------------------------------- ---------------- ------------
Total Deferred Tax Assets                                27,578         24,659
Valuation allowance for deferred tax assets              (8,316)        (6,587)
-------------------------------------------------- ---------------- ------------
Net Deferred Tax Assets                                  19,262         18,072
-------------------------------------------------- ---------------- ------------

Deferred Tax Liabilities:
-------------------------------------------------- ---------------- ------------
Property, plant & equipment                               2,381          2,236
Other                                                     1,705            386
-------------------------------------------------- ---------------- ------------
Total Deferred Tax Liabilities                            4,086          2,622
-------------------------------------------------- ---------------- ------------
Total Net Deferred Tax Assets                           $15,176        $15,450
================================================== ================ ============

Net Deferred Tax Assets:                                    2003           2002
-------------------------------------------------- ---------------- ------------
Total Current Deferred Income Taxes                       $1,975         $3,463
Total Non  Current Deferred Income Taxes                  13,201         11,987
-------------------------------------------------- ---------------- ------------
Total Net Deferred Tax Assets                            $15,176        $15,450
================================================== ================ ============





         Net deferred tax assets include the tax impact of items in comprehensive income of $345 and $1,095 at December 31, 2003 and 2002, respectively.



Income (loss) before income taxes for the years ended December 31, consisted of the following:

                           2003              2002                  2001
-------------------- ------------------- ----------------- ---------------------
United States               $27,728           $27,906              $18,523
Foreign                      (2,836)           (4,717)              (1,381)
-------------------- ------------------- ----------------- ---------------------
                            $24,892           $23,189              $17,142
==================== =================== ================= =====================

The provisions for income taxes for the years ended December 31, consisted of the following:
                               2003                2002               2001
--------------------- --------------------- ------------------- ---------------
Current:
    Federal                     $7,422             $10,972            $8,348
    State                        1,750               1,947             1,778
--------------------- --------------------- ------------------- ---------------
                                 9,172              12,919            10,126
Deferred benefit                  (476)             (2,177)           (1,771)
--------------------- --------------------- ------------------- ---------------
                                $8,696             $10,742           $ 8,355
===================== ===================== =================== ===============

The reconciliation between the effective income tax rate and the statutory federal rate is as follows:
                                          2003         2002           2001
------------------------------------- ------------- ------------- --------------
Statutory federal rate                     35.0%        35.0%         35.0%
Increase (decrease) resulting from:
   State income taxes, net of
         federal income tax benefit         4.6          5.5            6.7
Foreign losses                              6.7          9.3            5.1
Capital loss carryback                     (8.7)        --             --
Other items, net                           (2.7)        (3.5)           1.9
------------------------------------- ------------- ------------- --------------
Provision for income taxes                 34.9         46.3%          48.7%
===================================== ============= ============= ==============


         The decrease in the effective income tax rate in 2003 is due the sale of the Company's UK MRO business that resulted in $22,441 capital loss. The portion of the capital loss which the Company was able to carryback to a prior year capital gain was realized in 2003. A valuation was provided for the remainder of the capital loss. The capital loss expires in 2008.

         Income taxes paid for the years ended December 31, 2003, 2002, and 2001 amounted to $10,523, $13,392 and $13,410, respectively.

NOTE M - COMMITMENTS

         The Company's minimum rental commitments, principally for equipment, under noncancelable leases in effect at December 31, 2003, amounted to approximately $13,971. Such rentals are payable as follows:

   2004         2005        2006        2007        2008     2009 and thereafter
----------- ----------- ----------- ----------- ------------ -------------------
  $3,056       $2,528      $2,209      $1,874      $1,081           $3,223
=========== =========== =========== =========== ============ ===================


         Total rental expense for the years ended December 31, 2003, 2002 and 2001 amounted to $3,977, $3,669, $3,090, respectively.

NOTE N - INCOME PER SHARE

         The computation of basic and diluted earnings per share consisted of the following:

                                                Year ended December 31,
                                                2003        2002         2001
------------------------------------------ ------------- ------------ ----------
Numerator:
Net income                                   $16,196       $12,447      $8,787
========================================== ============= ============ ==========
Denominator:
     Denominator for basic income per
          share - weighted average shares      9,492         9,570       9,685
Effect of dilutive securities:
     Stock option plans                           19            26          23
------------------------------------------ ------------- ------------ ----------
Denominator for diluted
     income per share -
          adjusted weighted average shares     9,511         9,596       9,708

========================================== ============= ============ ==========
Basic income per share                         $1.71         $1.30       $0.91
========================================== ============= ============ ==========
Diluted income per share                       $1.70         $1.30       $0.91
========================================== ============= ============ ==========


NOTE O - SEGMENT REPORTING

         The Company has four reportable segments: Maintenance, Repair and Replacement distribution in the U.S. (MRO-US), International Maintenance, Repair and Replacement distribution in Canada (MRO-CAN), Original Equipment Manufacturer distribution and manufacturing in the U.S. (OEM-US), and International Original Equipment Manufacturer distribution in the United Kingdom and Mexico (OEM-INTL). The operations of the Company's MRO distribution segments distribute a wide range of MRO parts to repair and maintenance organizations by the Company's force of independent sales agents.

         The operations of the Company's OEM segments manufacture and distribute component parts to OEM manufacturers through a network of independent sales agents as well as internal sales employees.

         The Company's reportable segments are distinguished by the nature of products distributed and sold, types of customers, manner of servicing them, and geographical location.

         The Company evaluates performance and allocates resources to reportable segments primarily based on operating income. The accounting polices of the reportable segments are the same as those described in the summary of significant policies except that the Company records its federal and state deferred tax assets and liabilities at corporate. Intersegment sales are not significant.

Financial information for the Company's reportable segments consisted of the following:

                                                Year Ended December 31,
                                            2003         2002         2001
-------------------------------------    ---------    ---------    ---------
Net sales
  MRO - US                               $ 302,047    $ 306,863    $ 306,917
  MRO - CAN                                 18,976       16,505       13,999
  OEM - US                                  54,147       55,547       52,350
  OEM - INTL                                13,921        8,541        6,141
--------------------------------------   ---------    ---------    ---------
    Consolidated total                   $ 389,091    $ 387,456    $ 379,407
--------------------------------------   ---------    ---------    ---------
Operating Income (loss)
  MRO - US                               $  24,993    $  23,828    $  15,167
  MRO - CAN                                  1,494        1,051          870
  OEM - US                                     537        2,490        2,166
  OEM - INTL                                (4,283)      (5,558)      (2,001)
--------------------------------------   ---------    ---------    ---------
    Consolidated total                   $  22,741    $  21,811    $  16,202
--------------------------------------   ---------    ---------    ---------
Capital expenditures
  MRO - US                               $   1,303    $   3,941    $   4,496
  MRO - CAN                                  1,229          944           40
  OEM - US                                   1,565          868          684
  OEM - INTL                                   144          211            9
--------------------------------------   ---------    ---------    ---------
    Consolidated total                   $   4,241    $   5,965    $   5,229
--------------------------------------   ---------    ---------    ---------
Depreciation and amortization
  MRO - US                               $   5,592    $   5,650    $   6,553
  MRO - CAN                                    175          121          278
  OEM - US                                     804          799        1,060
  OEM - INTL                                   532          257          254
--------------------------------------   ---------    ---------    ---------
    Consolidated total                   $   7,103    $   6,827    $   8,146
--------------------------------------   ---------    ---------    ---------
Total assets
  MRO - US                               $ 168,783    $ 154,832    $ 165,603
  MRO - CAN                                 17,137       13,989       15,023
  OEM - US                                  36,076       33,181       34,932
  OEM - INTL                                 9,771        8,379        5,498
--------------------------------------   ---------    ---------    ---------
    Segment total                          231,767      210,381      221,056
--------------------------------------   ---------    ---------    ---------
  Corporate                                 15,176       15,450       13,150
--------------------------------------   ---------    ---------    ---------
    Consolidated total                   $ 246,943    $ 225,831    $ 234,206
--------------------------------------   ---------    ---------    ---------
Goodwill
  MRO - US                               $  22,104    $  22,104    $  22,104
  MRO - CAN                                  4,294        4,294        4,294
  OEM - US                                   2,251        2,251        2,251
--------------------------------------   ---------    ---------    ---------
    Consolidated total                   $  28,649    $  28,649    $  28,649
======================================   =========    =========    =========

The reconciliation of segment profit to consolidated income before income taxes consisted of the following:

                                                 Year Ended December 31,
                                      2003              2002           2001
-------------------------------- ------------------ --------------- ------------
Total operating income for
reportable segments                    $22,741           $21,811         $16,202
Interest and dividend income               194                53             654
Interest expense                          (131)             (154)           (706
Other - net                              2,088             1,479             992
-------------------------------- ------------------ --------------- ------------
    Income before income taxes         $24,892           $23,189         $17,142
================================ ================== =============== ============

Financial information related to the Company's operations by geographic area consisted of the following:

                                                Year Ended December 31,
                                       2003            2002           2001
------------------------------- ------------------ -------------- --------------
Net sales
   United States                       $356,194        $362,410        $359,267
   Canada                                18,976          16,505          13,999
   Other foreign countries               13,921           8,541           6,141
------------------------------- ------------------ -------------- --------------
       Consolidated total              $389,091        $387,456        $379,407
=============================== ================== ============== ==============

                                               Year Ended December 31,
                                   2003             2002             2001
---------------------------- ---------------- ------------------ ---------------
Long-lived assets
   United States                 $63,115            $60,678           $61,173
   Canada                          8,193              7,129             6,300
   Other foreign countries           287                361               396
---------------------------- ---------------- ------------------ ---------------
       Consolidated total        $71,595            $68,168           $67,869
============================ ================ ================== ===============

         Net sales are attributed to countries based on the location of customers. Long-lived assets consist of total property, plant and equipment and goodwill.

NOTE P - SUMMARY OF UNAUDITED QUARTERLY RESULTS OF OPERATIONS

Unaudited quarterly results of operations for the years ended December 31, 2003 and 2002 are summarized as follows:


                                  Quarter ended
2003                                        Mar. 31         Jun. 30       Sept. 30      Dec. 31
--------------------------------------- --------------- -------------- ------------- ------------
(In thousands, except per share data)
Net sales                                  $96,075        $97,109        $99,301      $96,606
Cost of goods sold                          34,548         35,034         35,349       36,193
Income before income taxes1                  6,621          6,705          7,488        4,078
Provision for income taxes2                  2,863          2,564          3,124          145
Net income3                                  3,758          4,141          4,364        3,933
Net income per share of common stock
    Basic and Diluted                         0.40           0.44           0.46          0.41
Diluted weighted average shares
    outstanding                              9,511          9,506          9,511        9,519

                                  Quarter ended
2002                                        Mar. 31         Jun. 30       Sept. 30     Dec. 31
--------------------------------------- --------------- -------------- ------------- ------------
(In thousands, except per share data)
Net sales                                  $95,746        $99,890        $98,474      $93,346
Cost of goods sold                          33,704         35,343         35,211       32,871
Income before income taxes                   6,410          8,056          6,628        2,095
Provision for income taxes                   2,578          3,360          2,869        1,935
Net income4, 5                               3,832          4,696          3,759          160
Net income per share of common stock
    Basic and Diluted                         0.40           0.49           0.39          0.02
Diluted weighted average shares
    outstanding                              9,657          9,643          9,576        9,526


     1 The fourth quarter includes a $2,789 pre tax loss related to the sale of Lawson Products Limited, the Company's former UK subsidiary.

     2 The fourth quarter includes a $2,157 reduction of the tax provision to reflect the partial utilization of a capital loss generated by the sale of the Company's former UK subsidiary.

     3 The second, third and fourth quarters, respectively, included $751, $240 and $486 of charges for compensation arrangements related to management personnel reductions.

4 Inventories and cost of goods sold during interim periods are determined through the use of estimated gross profit rates. The difference between actual and estimated gross profit rates used for interim periods was adjusted in the fourth quarter. This adjustment increased net income by approximately $1,955.

     5 The fourth quarter included $421 of charges for compensation arrangements related to management personnel reductions.


                                                                     SCHEDULE II


                     LAWSON PRODUCTS, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS


(In Thousands)
                                     BALANCE AT        CHARGED TO COSTS      DEDUCTIONS -      BALANCE AT END
          DESCRIPTION           BEGINNING OF PERIOD      AND EXPENSES        DESCRIBE (A)        OF PERIOD
          -----------           -------------------      ------------        ------------        ---------
Allowance deducted from assets
to which it applies:
   Allowance for doubtful
   accounts:
Year ended December 31, 2003        $1,830               $1,578              $1,287              $2,121

Year ended December 31, 2002         1,803                1,585               1,558               1,830
Year ended December 31, 2001         1,659                1,901               1,757               1,803

Note A - Uncollected receivables written off, net of recoveries.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

         The Company's chief executive officer and chief financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of the previous mentioned evaluation.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         a.  Directors
             ---------

         The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2004, under the caption "Election of Directors" and "Section 16(a), Beneficial Ownership Reporting Compliance" which information is incorporated herein by reference.

         b.  Executive Officers
             ------------------

         The information required by this Item is set forth in Item 1 - Business under "Executive Officers of the Registrant."

         c.  Audit Committee Financial Expert
             --------------------------------

       The Company had determined that Mitchell Saranow, member of the Audit Committee of the Board of Directors, qualifies as an "audit committee financial expert" as defined in Item 401 (h) of Regulation S-K, and that Mr. Saranow is "independent" as the term is used in Item 7 (d) (3) (iv) of Schedule 14A under the Securities Exchange Act.

         d.  Code of Business Conduct
             -------------------------

         The Company has adopted a Code of Ethics applicable to all employees. This code is applicable to Senior Financial Executives including the principle executive officer, principle financial officer and principle accounting officer of the Company. The Company's Code of Ethics is available on the Company's web site at www.lawsonproducts.com. The Company intends to post on its web site any amendments to, or waivers from its Code of Ethics applicable to Senior Financial Executives. The Company will provide shareholders with a copy of its Code of Ethics upon written request directed to the Company's Secretary at the Company's address. .

         The Audit, Compensation and Nominating and Corporate Governance committees have each adopted a charter for their respective committees. These charters may be viewed on the Corporation's website, www.lawsonproducts.com, and copies may be obtained by request to the Secretary of the Corporation at the Company's address.

ITEM 11.  EXECUTIVE COMPENSATION.

         The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2004, under the caption "Remuneration of Executive Officers," which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2004 under the captions "Securities Beneficially Owned by Principal Stockholders and Management," and "Equity Compensation Plan Information", which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of stockholders to be held on May 11, 2004 under the caption "Election of Directors" and "Certain Relationships and Related Transactions" which information is incorporated herein by reference.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this Item is set forth in the Company's Proxy Statement for the Annual Meeting of stockholders to be held on May 11, 2004 under the caption "Fees Paid to Independent Auditors" which information is incorporated herein by reference.
                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      (1)      Financial Statements

         The following information is presented in this report:

                  Consolidated Balance Sheets as of December 31, 2003 and 2002.

                  Consolidated Statements of Income for the Years ended December 31, 2003, 2002 and 2001.

                  Consolidated Statements of Changes in Stockholders' Equity for the Years ended December 31, 2003, 2002 and 2001.

                  Consolidated Statements of Cash Flows for the Years ended December 31, 2003, 2002 and 2001.

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

       *10(c)(3.1) First Amendment to Employment Agreement between the Company and Mr. Jerome Shaffer, dated as of August 1, 1996, incorporated herein by reference from Exhibit 10(c)(6.1) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

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

       10(c)(9) Lawson Products, Inc. 2002 Stock Equivalents Plan for Non Employee Directors, incorporated herein by reference from
                   Exhibit 10(c)(9) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

       14          Code of Ethics of the Company

       21          Subsidiaries of the Company.

       23          Consent of Ernst & Young LLP.

       31.1        Certification of Chief Executive Officer pursuant to
                   18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       31.2        Certification of Chief Financial Officer pursuant to
                   18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


*Indicates management employment contracts or compensatory plans or arrangements.

       32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                Reports on Form 8-K
                   -------------------

                   During the quarter ended December 31, 2003, the Company filed a Current Report on Form 8-K dated October 22, 2003. This Form 8-K contained, as an exhibit, a press release pertaining to the financial results of the Company for the quarter ended September 30, 2003.

                   During the quarter ended March 31, 2004, the Company filed a Current Report on Form 8-K dated March 3, 2004. This Form 8-K contained, as an exhibit, a press release pertaining to the financial results of the Company for the year ended December 31, 2003.

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

                                           LAWSON PRODUCTS, INC.


Date:  March 12, 2004
                                           By:    /s/ Robert J. Washlow
                                              ----------------------------------
                                              Robert J. Washlow, Chairman of the
                                              Board and Chief Executive
                                              Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below this day of March 12, 2004, by the following persons on behalf of the registrant and in the capacities indicated.

     Signature                                     Title
     ---------                                     -----

                                          Chairman of the Board,
                                          Chief Executive Officer and
                                          Director
    /s/ Robert J. Washlow                 (principal executive officer)
--------------------------------------
Robert J. Washlow


/s/ Thomas Neri                           Executive Vice President, Finance
--------------------------------------    and Corporate Planning
Thomas Neri                               (principal financial officer)


/s/ Joseph L. Pawlick                     Senior Vice President-Accounting
--------------------------------------    (principal accounting officer)
Joseph L. Pawlick


  /s/ Jerome Shaffer                      Vice President, Treasurer and Director
--------------------------------------
Jerome Shaffer


 /s/ James T. Brophy                      Director
--------------------------------------
James T. Brophy


/s/ Ronald B. Port, M.D.                  Director
--------------------------------------
Ronald B. Port, M.D.


 /s/ Sidney L. Port                       Director
--------------------------------------
Sidney L. Port


   /s/ Robert G. Rettig                   Director
--------------------------------------
Robert G. Rettig


/s/ Mitchell H. Saranow                   Director
--------------------------------------
Mitchell H. Saranow


 /s/ Lee S. Hillman                       Director
--------------------------------------
Lee S. Hillman


/s/ Wilma J. Smelcer                      Director
--------------------------------------
Wilma J. Smelcer

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

10(c)(3.1)      First Amendment to Employment Agreement between the Company and
                Mr. Jerome Shaffer, dated as of August 1, 1996, incorporated herein by reference from Exhibit 10(c)(6.1) to the Company's
                Annual Report on Form 10-K for the fiscal year ended December
                31, 1996.

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

10(c)(9) Lawson Products, Inc. 2002 Stock Equivalents Plan for Non Employee Directors, incorporated herein by reference from
                Exhibit 10(c)(9) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

14              Code of Ethics of the Company.

21              Subsidiaries of the Company.

23              Consent of Ernst & Young LLP.

31.1            Certification of  Chief Executive Officer pursuant to 18 U.S.C.
                Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2            Certification of Chief Financial Officer  pursuant to 18 U.S.C.
                Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002