Form 10-Q
period 2004-03-31
LAWSON PRODUCTS INC/NEW/DE/
filed 2004-05-07
CIK 703604

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                           ---------------------------

                                    FORM 10-Q

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

                 For the quarterly period ended March 31, 2004.

                                       or

 [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

                 For the transition period from _____ to _______

                          -----------------------------

                           Commission file no. 0-10546

                              LAWSON PRODUCTS, INC.
                              ---------------------

             (Exact name of registrant as specified in its charter)

               Delaware                                 36-2229304
----------------------------------------     ----------------------------------
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                   Identification No.)


1666 East Touhy Avenue, Des Plaines, Illinois            60018
--------------------------------------------------------------

(Address of principal executive offices)              (Zip Code)

Registrant's telephone no., including area code:  (847) 827-9666
                                                  --------------

                                 Not applicable
                                 --------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 9,454,398 Shares, $1 par value, as of April 14, 2004.

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                                                                          Number
                                                                          ------
Part I. FINANCIAL INFORMATION

   Item 1. Financial Statements

     Condensed Consolidated Balance Sheet at March 31, 2004 (unaudited)
     and December 31, 2003                                                     3

     Condensed Consolidated Statement of Income for the three months ended
     March 31, 2004 and 2003 (unaudited)                                       5

     Condensed Consolidated Statement of Cash Flows for the three  months
     ended March 31, 2004 and 2003 (unaudited)                                 6

     Notes to Condensed Consolidated Unaudited Financial Statements            7

     Independent Accountants' Review Report                                   11

   Item 2. Management's Discussion and Analysis of Financial Condition and
   Operating Results                                                          12

   Item 3. Quantitative and Qualitative Disclosures About Market Risk         12

   Item 4. Controls and Procedures                                            13

Part II. OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K                                   13

Signatures                                                                    14

                         PART I - FINANCIAL INFORMATION

ITEM 1            FINANCIAL STATEMENTS

                                       LAWSON PRODUCTS, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)                                March 31, 2004          December 31, 2003
                                                                       --------------------    ----------------------
                                                                            (UNAUDITED)
ASSETS
Current Assets:
  Cash and cash equivalents                                                      $  26,193                 $  21,399
  Marketable securities                                                              2,513                     2,156
  Accounts receivable, less allowance for doubtful accounts                         48,225                    47,972
  Inventories                                                                       59,717                    59,817
  Miscellaneous receivables and prepaid expenses                                     7,613                    11,439
  Deferred income taxes                                                              1,837                     1,975
                                                                       --------------------    ----------------------
         Total Current Assets                                                      146,098                   144,758

Property, plant and equipment, less allowances for depreciation and
   amortization                                                                     42,130                    42,946
Deferred income taxes                                                               13,208                    13,201
Goodwill                                                                            28,649                    28,649
Other assets                                                                        17,907                    17,389
                                                                       --------------------    ----------------------
         Total Assets                                                             $247,992                  $246,943
                                                                       ====================    ======================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                               $   8,860                 $   8,240
  Accrued expenses and other liabilities                                            22,795                    27,176
  Income taxes                                                                       1,020                       ---
  Current portion of long term debt                                                  1,489                     1,462
                                                                       --------------------    ----------------------
         Total Current Liabilities                                                  34,164                    36,878
                                                                       --------------------    ----------------------

 Accrued liability under security bonus plans                                       20,721                    20,823
  Long term debt                                                                     1,190                     1,573
  Other                                                                             14,424                    14,318
                                                                       --------------------    ----------------------
                                                                                    36,335                    36,714
                                                                       --------------------    ----------------------
Stockholders' Equity:
  Preferred Stock, $1 par value: Authorized - 500,000 shares
    Issued and outstanding - None                                                      ---                       ---
  Common Stock, $1 par value: Authorized - 35,000,000 shares
    Issued and outstanding-(2004-9,469,064
      shares; 2003-9,493,511 shares)                                                 9,469                     9,494




  Capital in excess of par value                                                     2,747                     2,667
  Retained earnings                                                                165,836                   161,831
  Accumulated other comprehensive income                                              (559)                     (641)
                                                                       --------------------    ----------------------
         Total Stockholders' Equity                                                177,493                   173,351
                                                                       --------------------    ----------------------
      Total Liabilities and Stockholders' Equity                                  $247,992                  $246,943
                                                                       ====================    ======================

See notes to condensed consolidated financial statements.


                                   LAWSON PRODUCTS, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                (UNAUDITED)
(Amounts in thousands, except per share data)
                                                                    For the Three Months Ended
                                                                            March 31,
                                                                   2004                   2003
                                                             ------------------     ------------------
Net sales                                                             $100,658                $96,075
Cost of goods sold                                                      35,261                 34,548
                                                             ------------------     ------------------
Gross profit                                                            65,397                 61,527

Selling, general and administrative expenses                            55,335                 55,265
                                                             ------------------     ------------------
Operating income                                                        10,062                  6,262
                                                             ------------------     ------------------

Investment and other income                                                528                    359
Interest expense                                                            63                    ---
                                                             ------------------     ------------------
Income before income taxes                                              10,527                  6,621
Provision for income taxes                                               4,001                  2,863
                                                             ------------------     ------------------
Net income                                                              $6,526                $ 3,758
                                                             ==================     ==================

Net income per share of common stock:
    Basic                                                                $0.69                  $0.40
                                                             ==================     ==================
    Diluted                                                              $0.69                  $0.40
                                                             ==================     ==================

Cash dividends declared per share of common stock                        $0.18                  $0.16
                                                             ==================     ==================

Weighted average shares outstanding:
    Basic                                                                9,487                  9,492
                                                             ==================     ==================
    Diluted                                                              9,515                  9,511
                                                             ==================     ==================
See notes to condensed consolidated financial statements.


                                         LAWSON PRODUCTS, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      (UNAUDITED)
 (Amounts in thousands)                                                                            For the
                                                                                              Three Months Ended
                                                                                                  March 31,
                                                                                           2004                2003
                                                                                      ----------------    ---------------
Operating activities:
 Net income                                                                                   $ 6,526            $ 3,758
 Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                               1,700              1,644
    Changes in operating assets and liabilities                                                  (317)            (3,855)
    Other                                                                                         598                707
                                                                                      ----------------    ---------------
 Net Cash Provided by Operating Activities                                                      8,507              2,254
                                                                                      ----------------    ---------------

                                                                                      ----------------    ---------------
Investing activities:
 Additions to property, plant and equipment                                                     (528)            (1,333)
 Purchases of marketable securities                                                           (2,278)            (1,654)
 Proceeds from sale of marketable securities                                                    1,921              1,809
                                                                                      ----------------    ---------------
 Net Cash Used in Investing Activities                                                          (885)            (1,178)
                                                                                      ----------------    ---------------

Financing activities:
 Purchases of treasury stock                                                                    (856)              (127)
 Payments on long term debt                                                                     (356)                ---
 Dividends paid                                                                               (1,709)            (1,519)
 Other                                                                                             93              (124)
                                                                                      ----------------    ---------------
 Net Cash Used in Financing Activities                                                        (2,828)            (1,770)
                                                                                      ----------------    ---------------

     Increase (Decrease) in Cash and Cash Equivalents                                           4,794              (694)
 Cash and Cash Equivalents at Beginning of Period                                              21,399              7,591
                                                                                      ----------------    ---------------
     Cash and Cash Equivalents at End of Period                                               $26,193            $ 6,897
                                                                                      ================    ===============

See notes to condensed consolidated financial statements.


         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

A) As contemplated by the Securities and Exchange Commission, the accompanying consolidated financial statements and footnotes have been condensed and therefore, do not contain all disclosures required by generally accepted accounting principles. Reference should be made to Lawson Products, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 2003. The Condensed Consolidated Balance Sheet as of March 31, 2004, the Condensed Consolidated Statements of Income for the three month periods ended March 31, 2004 and 2003 and the Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2004 and 2003 are unaudited. In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) have been made, which are necessary to present fairly the results of operations for the interim periods. Operating results for the quarter ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

B) Total comprehensive income and its components, net of related tax, for the first quarter of 2004 and 2003 are as follows (in thousands):

                                                     2004            2003
                                                     ----            ----
Net income                                         $6,526           $3,758
Foreign currency translation adjustments               82              341
                                                   --------------------------
Comprehensive income                               $6,608           $4,099
                                                   ==========================

The components of accumulated other comprehensive income, net of related tax, at March 31, 2004 and December 31, 2003 are as follows (in thousands):

                                                            2004          2003
                                                            ----          ----
Foreign currency translation adjustments                  $ (559)       $ (641)
                                                        -----------------------
Accumulated other comprehensive income                    $ (559)       $ (641)
                                                        =======================

C) Earnings per Share

The calculation of dilutive weighted average shares outstanding at March 31, 2004 and 2003 are as follows (in thousands):

                                                     2004            2003
                                                     ----            ----
Basic weighted average shares outstanding            9,487          9,492
Dilutive impact of options outstanding                  28             19
                                                -----------------------------
Dilutive weighted average shares outstanding         9,515          9,511
                                                =============================

D) Revolving Line of Credit

In March 2001 the Company entered into a $50 million revolving line of credit. The revolving line of credit matures five years from the closing date and carries an interest rate of prime minus 150 basis points floating or LIBOR plus 75 basis points, at the Company's option. Interest is payable quarterly on prime borrowings and at the earlier of quarterly or maturity with respect to the LIBOR contracts. The line of credit contains certain financial covenants regarding interest coverage, minimum stockholders' equity and working capital, all of which the Company was in compliance with at March 31, 2004. The Company had no borrowings outstanding under the line at March 31, 2004 and December 31, 2003.

E) Other Charges

The table below shows an analysis of the Company's reserves for severance and related expenses for the first quarter of 2004 and 2003:

                                                Three Months Ended
                                                      March 31,
                                            --------------------------

In thousands                                2004                2003
                                            --------------------------
Balance at beginning of year                $2,476              $876
Cash paid in the quarter                      (365)             (140)
                                            --------------------------
Balance at March 31                         $2,111              $736
                                            --------------------------

F) Intangible Assets

Intangible assets subject to amortization, included within other assets, were as follows (in thousands):

                                                    March 31, 2004
                                                                      Net
                                            Gross     Accumulated   Carrying
                                           Balance    Amortization  Amount
                                           -------    ------------  ------

Trademarks and tradenames                   $1,747      $   897     $  850
Customer Lists                                 953          376        577
                                            ------      -------     ------
                                            $2,700       $1,273     $1,427
                                            ------      -------     ------

                                                   December 31, 2003
                                                                      Net
                                            Gross     Accumulated   Carrying
                                           Balance    Amortization  Amount
                                           -------    ------------  ------

Trademarks and tradenames                   $1,747      $   851     $  896
Customer Lists                                 953          368        585
                                            ------      -------     ------
                                            $2,700      $ 1,219     $1,481
                                            ------      -------     ------

Trademarks and tradenames are being amortized over a weighted average 15.14 years. Customer lists are being amortized over 13.96 years. Amortization expense for intangible assets is expected to be $116,000, $83,000, $83,000, $83,000 and $83,000 for 2004 and the next four years.

G) Accounting for Stock-Based Compensation

The Company adopted FASB Statement No. 148, Accounting for Stock Based Compensation - Transition and Disclosure. This Statement requires additional disclosure within interim financial statements. The following table shows the effect on net income and earnings per share as required by FASB Statement No. 123, "Accounting for Stock-Based Compensation."


                                                    Three Months Ended
                                                          March 31
                                               ----------------------------
In thousands                                      2004              2003
                                               ----------------------------
Net income-as reported                           $6,526          $3,758
Deduct: Total stock based employee
  compensation expense determined under
  fair value method, net of tax                      (3)             (7)
                                               ----------------------------
Net income-pro forma                              6,523           3,751
Basic and diluted earnings per share
  -as reported                                      .69             .40
Basic earnings per share-pro forma                  .69             .40
Diluted earnings per share-pro forma                .69             .39

The Company's incentive stock plan provides for the issuance of Stock Performance Rights (SPRs). These SPRs vest at 20% per year and entitle the recipient to receive a cash payment equal to the excess of the market value of the Company's common stock and the SPR price when the SPRs are surrendered. The Company records an accrued liability based on the number of outstanding vested SPRs and the market value of the Company's common stock. A $73,000 and $243,000 reduction of this compensation expense accrual was recorded in the first quarter of 2004 and 2003, respectively.

H) Segment Reporting

The Company has four reportable segments: Maintenance, Repair and Replacement distribution in the U.S. (MRO-US), International Maintenance, Repair and Replacement distribution in Canada (MRO-CAN), Original Equipment Manufacturer distribution and manufacturing in the U.S. (OEM-US), International Original Equipment Manufacturer distribution in the United Kingdom and Mexico (OEM-INTL).

The operations of the Company's MRO distribution segments distribute a wide range of MRO parts to repair and maintenance organizations by the Company's force of independent field sales agents, and inside sales personnel.

The operations of the Company's OEM segments manufacture and distribute component parts to OEM manufacturers through a network of independent manufacturers representatives as well as internal sales personnel.

The Company's reportable segments are distinguished by the nature of products distributed and sold, types of customers, manner of servicing customers, and geographical location.

The Company evaluates performance and allocates resources to reportable segments primarily based on operating income.

Financial information for the Company's reportable segments consisted of the following:

                                                         Three Months Ended
                                                              March 31,
                                                   -----------------------------

In thousands                                         2004               2003
                                                   -----------------------------
Net sales
   MRO-US                                          $  76,396          $  75,047
   MRO-CAN                                             5,052              4,386
   OEM-US                                             14,740             14,271
   OEM-INTL                                            4,470              2,371
                                                   -----------------------------
         Consolidated total                        $ 100,658          $  96,075
                                                   -----------------------------
Operating income(loss)
   MRO-US                                          $   9,212          $   6,104
   MRO-CAN                                               400                324
   OEM-US                                                478                475
   OEM-INTL                                              (28)              (641)
                                                   -----------------------------
         Consolidated total                        $  10,062          $   6,262
                                                   -----------------------------

The reconciliation of segment profit to consolidated income before income taxes consisted of the following:

                                                         Three Months Ended
                                                               March 31,
                                                     ---------------------------

In thousands                                           2004              2003
                                                     ---------------------------
   Total operating income
    from reportable segments                         $ 10,062           $  6,262
   Investment and other income                            528                359
   Interest expense                                       (63)               ---
                                                     ---------------------------
         Income before income taxes                  $ 10,527           $  6,621
                                                     ---------------------------

Asset information related to the Company's reportable segments consisted of the following:

                                                     March 31,      December 31,
In thousands                                            2004           2003
                                                     ---------------------------
Total assets
   MRO-US                                             $168,294         $168,783
   MRO-CAN                                              17,003           17,137
   OEM-US                                               36,622           36,076
   OEM-INTL                                             11,028            9,771
                                                     ---------------------------
         Total for reportable segments                 232,947          231,767
   Corporate                                            15,045           15,176
                                                     ---------------------------
         Consolidated total                           $247,992          $246,943
                                                     ---------------------------

At December 31, 2003, the carrying value of goodwill within each reportable segment was as follows (in thousands):

   MRO-US                                                      $ 22,104
   MRO-CAN                                                        4,294
   OEM-US                                                         2,251
                                                              ---------
         Consolidated total                                    $ 28,649
                                                              ---------

I) Impact of Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities (FIN 46)." FIN 46 explains how to identify variable interest entities (VIE) and how an enterprise assesses its interest in a VIE to decide whether to consolidate the VIE. It requires existing unconsolidated VIEs to be consolidated if the Company is the primary beneficiary. The Company adopted FIN 46 as of July 1, 2003, which has resulted in the consolidation of the Company's investment in a limited partnership, which owns an office building in Chicago, Illinois. In conjunction with the consolidation of its investment, the Company has recorded the long-term debt of the VIE, which represents a mortgage payable relative to the building, of approximately $2.7 million at March 31, 2004. The interest rate of the mortgage payable is 7.315%, with a maturity date of January 1, 2006. The building and land have a net carrying value of approximately $4.4 million, which are included in property, plant and equipment. The remaining assets, none of which are significant, are recorded in other assets.

                     Independent Accountants' Review Report

Board of Directors and Stockholders
Lawson Products, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Lawson Products, Inc. and subsidiaries as of March 31, 2004 and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Lawson Products, Inc. as of December 31, 2003, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended, not presented herein, and in our report dated February 25, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                      /s/ ERNST & YOUNG LLP
Chicago, Illinois
April 14, 2004

"Safe Harbor" Statement under the Securities Litigation Reform Act of 1995: This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms "may," "should," "could," "anticipate," "believe," "continues", "estimate," "expect," "intend," "objective," "plan," "potential," "project" and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These statements are based on management's current expectations, intentions or beliefs and are subject to a number of factors, assumptions and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those related to general economic conditions and market conditions in the original equipment manufacturers and maintenance, repair and replacement distribution industries in North America and to a lesser extent, the United Kingdom, the Company's ability to obtain new customers and manage growth, material or labor cost increases, competition in the Company's business, operating margin risk due to competitive pricing and operating efficiencies, successful integration of acquisitions, the Company's dependence on key personnel and the length of economic downturns in the Company's markets. In the event of continued economic downturn, the Company could experience additional customer bankruptcies, reduced volume of business from its existing customers and lost volume due to plant shutdowns or consolidations by the Company's customers and other factors that may be referred to or noted in the Company's reports filed with the Securities and Exchange Commission from time to time. The Company undertakes no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events or otherwise.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues
--------

Net sales for the three-month period ended March 31, 2004 increased 4.8% to $100,658,000, from $96,075,000 in the similar period of 2003. The impact of foreign exchange fluctuations accounted for approximately $1.0 million of the reported increase.

Combined Maintenance, Repair and Replacement distribution (MRO-US and MRO-CAN) net sales increased $2.0 million in the first quarter of 2004 to $81.4 million from $79.4 million in the first quarter of 2003. Sales increases were achieved by both the U.S. and Canadian MRO segments. The sales increases in the U.S. is principally attributable to a higher average order size. In Canada, substantially all of the sales increase in Canada, approximately $0.7 million, is attributable to foreign exchange fluctuations.

Combined Original Equipment Manufacturer (OEM-US and OEM-INTL) net sales increased $2.6 million to $19.2 million from $16.6 million for the same period in 2003. Sales were higher in the U.S. and internationally for the combined OEM segment, with increased sales in the OEM-INTL segment accounting for most of the sales gain. The increase in the OEM-INTL segment resulted primarily from more products sold to existing accounts, and the addition of new customers. The impact of foreign exchange fluctuations accounted for $0.3 million of the $2.1 million sales increase achieved by the OEM-INTL segment.

Operating Income
----------------

Operating income for the three-month period ended March 31, 2004 rose $3.8 million to $10.1 million, a 60.7% increase over the comparable period of 2003. The increase in consolidated operating income is attributable to the higher net sales and improved gross margins. Operating income for the combined MRO segments advanced $3.2 million, a 49.5% gain over the first quarter of 2003. This increase resulted primarily from the higher net sales noted above and improved gross margins. The combined OEM segments had operating income of $0.5 million for the three month period ended March 31, 2004 compared to an operating loss of $0.2 million for the similar period of 2003. This improvement is primarily attributable to a significantly lower operating loss incurred by the international segment, resulting from higher sales.

Net Income
----------

For the first quarter of 2004, net income increased 73.7%, to $6.5 million ($.69 per diluted share), compared to $3.8 million ($.40 per diluted share) in the similar period of 2003. This increase in net income resulted from higher sales and improved gross margins, as noted above, a decline in the effective tax rate, and the Company's efforts to contain costs. The tax rate decline was principally due to lower international losses in 2004 compared to 2003. No tax benefit was provided for the international losses in either year. Per share net income for 2004 and 2003 was positively impacted by the Company's share repurchase program.

Liquidity
---------

Cash flows provided by operations for the three months ended March 31, 2004 and March 31, 2003 were $8.5 million and $2.3 million, respectively. In 2004, cash flows provided by operations were positively impacted by higher net income, while net operating assets and liabilities remained flat compared to balances at the previous year-end. In 2003, the net decrease in operating liabilities, primarily accrued expenses and accounts payable, negatively impacted operating cash flows. Additions to property, plant and equipment were $0.5 million and $1.3 million for the three months ended March 31, 2004 and 2003, respectively.

Additions to property, plant and equipment in 2004 were incurred for the purchase of equipment. In 2003, capital expenditures were incurred primarily for improvement of existing facilities and for the purchase of related equipment.

The Company increased the cash dividend to $.18 per share on common shares for the first quarter of 2004. This is a 12.5% increase over the previous $.16 per share on common shares paid in the first quarter of 2003.

During the first quarter of 2004, the Company purchased 28,547 shares of its own common stock for approximately $856,000 pursuant to the 2000 Board authorization to purchase up to 500,000 shares. In the first three months of 2003, the Company purchased 4,600 shares of its own common stock for approximately $127,000 pursuant to the 2000 Board authorization noted above. All shares purchased as of March 31, 2004 have been retired. Funds to purchase these shares were provided by investments and cash flows from operations.

Current investments, cash flows from operations, and the $50,000,000 unsecured line of credit are expected to be sufficient to finance the Company's future growth, cash dividends and capital expenditures.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk at March 31, 2004 from that reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.


ITEM 4.  CONTROLS AND PROCEDURES

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

                                     PART II

                                OTHER INFORMATION

Items 1, 3, 4 and 5 are inapplicable and have been omitted from this report.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

                                                               (c) Total Number        (d) Maximum Number
                           (a) Total                         Of Shares Purchased       of Shares that May
                           Number of        (b) Average      as Part of Publicly        Yet Be Purchased
                             Shares         Price Paid         Announced Plans           Under the Plans
        Period             Purchased         per Share           or Programs               or Programs
--------------------------------------------------------------------------------------------------------------

01/01/04 - 01/31/04                  ---               ---                      ---                   286,399

02/01/04 - 02/29/04                8,242             29.76                    8,242                   278,157

03/01/04 - 03/31/04               20,305             30.07                   20,305                   257,852

--------------------------------------------------------------------------------------------------------------
Total                             28,547             29.98                   28,547                   257,852
--------------------------------------------------------------------------------------------------------------


On May 16, 2000, the Board of Directors of the Company authorized the purchase of up to 500,000 shares of its own common stock. There is no expiration date relative to this authorization.


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

         (b)       Reports on Form 8-K
                   -------------------

                  Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 3, 2004, regarding the Company's results from operations for the year ended December 31, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       LAWSON PRODUCTS, INC.
                                        (Registrant)

Dated  May  6, 2004                             /s/ Robert J. Washlow
      -------------                       --------------------------------------
                                                Robert J. Washlow
                                                Chief Executive Officer and
                                                Chairman of the Board

Dated  May  6, 2004                             /s/ Thomas Neri
       ------------                       --------------------------------------
                                                Thomas Neri
                                                Executive Vice President, Chief
                                                Financial Officer, and Treasurer