Form 10-Q
period 2004-06-30
LAWSON PRODUCTS INC/NEW/DE/
filed 2004-08-06
CIK 703604

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                        ---------------------------------

                                    FORM 10-Q
                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                            ------------------------

    For Quarter Ended JUNE 30, 2004              Commission file no. 0-10546
                      -------------                                  -------

                              LAWSON PRODUCTS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    DELAWARE                                36-2229304
------------------------------------------------        ------------------------
(State or other jurisdiction of incorporation or        (I.R.S. Employer
                 organization)                          Identification No.)

1666 EAST TOUHY AVENUE, DES PLAINES, ILLINOIS                  60018
---------------------------------------------           ------------------------
          (Address of principal executive offices)            (Zip Code)

Registrant's telephone no., including area code:  (847) 827-9666
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 9,422,987 Shares, $1 par value, as of July 16, 2004.

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
Part I. FINANCIAL INFORMATION

   Item 1.  Financial Statements

     Condensed Consolidated Balance Sheet at June 30, 2004
      (unaudited) and December 31, 2003                                       3

     Condensed Consolidated Statements of Income for the three
     months and six months ended June 30, 2004 and 2003 (unaudited)           4

     Condensed Consolidated Statements of Cash Flows for the six
     months ended June 30, 2004 and 2003 (unaudited)                          5


     Notes to Condensed Consolidated Unaudited Financial Statements           6

     Report of Independent Registered Public Accounting Firm                  13

   Item 2.  Management's Discussion and Analysis                              14

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk        16

   Item 4.  Controls and Procedures                                           16

Part II.  OTHER INFORMATION

   Item 2.  Changes in Securities, Use of Proceeds and Issuer
            Purchases of Equity Securities                                    17

   Item 4.  Submission of Matters to a Vote of Security Holders               17

   Item 6.  Exhibits and Reports on Form 8-K                                  18

Signatures                                                                    19

                         PART I - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS


                                                LAWSON PRODUCTS, INC. AND SUBSIDIARIES
                                                 CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    JUNE 30,                DECEMBER 31,
(Amounts in thousands, except share data)                                             2004                      2003
                                                                              ---------------------      -------------------
                                                                                  (UNAUDITED)
ASSETS
Current Assets:
   Cash and cash equivalents                                                  $           23,818         $          21,399
   Marketable securities                                                                   4,419                     2,156
   Accounts receivable, less allowance for doubtful accounts                              47,767                    47,972
   Inventories                                                                            61,716                    59,817
   Miscellaneous receivables and prepaid expenses                                          8,621                    11,439
   Deferred income taxes                                                                   1,689                     1,975
                                                                              ---------------------      -------------------
     Total Current Assets                                                                148,030                   144,758

Property, plant and equipment, less allowances for depreciation and
  amortization                                                                            41,205                    42,946
Deferred income taxes                                                                     13,627                    13,201
Goodwill                                                                                  28,649                    28,649
Other assets                                                                              18,536                    17,389
                                                                              ---------------------      -------------------

     Total Assets                                                             $          250,047         $         246,943
                                                                              =====================      ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
   Accounts payable                                                           $            9,256         $           8,240
   Accrued expenses and other liabilities                                                 23,488                    27,176
   Current portion of long term debt                                                       1,516                     1,462
                                                                              ---------------------      -------------------
   Total Current Liabilities                                                              34,260                    36,878
                                                                              ---------------------      -------------------

   Accrued liability under security bonus plans                                           20,739                    20,823
   Long term debt                                                                            801                     1,573
   Other                                                                                  14,915                    14,318
                                                                              ---------------------      -------------------
                                                                                          36,455                    36,714
                                                                              ---------------------      -------------------

Stockholders' Equity:
   Preferred Stock, $1 par value:
     Authorized - 500,000 shares
     Issued and outstanding - None                                                           ---                       ---
   Common Stock, $1 par value:
     Authorized - 35,000,000 shares
     Issued and outstanding-(2004-9,425,187 shares; 2003-9,493,511 shares)                 9,425                     9,494

   Capital in excess of par value                                                          3,220                     2,667

   Retained earnings                                                                     167,430                   161,831

   Accumulated other comprehensive income                                                   (743)                     (641)
                                                                              ---------------------      -------------------
     Total Stockholders' Equity                                                          179,332                   173,351
                                                                              ---------------------      -------------------

     Total Liabilities and Stockholders' Equity                               $          250,047         $         246,943
                                                                              =====================      ===================

See notes to condensed consolidated financial statements.



                                                LAWSON PRODUCTS, INC. AND SUBSIDIARIES
                                              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                             (Unaudited)

(Amounts in thousands, except per share data)

                                             FOR THE THREE MONTHS ENDED JUNE 30       FOR THE SIX MONTHS ENDED JUNE 30,
                                             -----------------------------------     ----------------------------------
                                                 2004                 2003               2004                2003
                                             --------------      ---------------     --------------     ---------------

Net sales                                    $     104,443       $       97,109      $     205,101      $      193,184
Cost of goods sold                                  38,796               35,034             74,057              69,582
                                             --------------      ---------------     --------------     ---------------
Gross profit                                        65,647               62,075            131,044             123,602

Selling, general and administrative
  expenses                                          57,455               54,505            112,790             109,770
Other charges                                          ---                1,246                ---               1,246
                                             --------------      ---------------     --------------     ---------------
Operating income                                     8,192                6,324             18,254              12,586

Investment and other income                            582                  388              1,110                 747
Interest expense                                        48                    7                111                   7
                                             --------------      ---------------     --------------     ---------------

Income before income taxes                           8,726                6,705             19,253              13,326

Provision for income taxes                           3,409                2,564              7,410               5,427
                                             --------------      ---------------     --------------     ---------------

Net income                                   $       5,317       $        4,141      $      11,843      $        7,899
                                             ==============      ===============     ==============     ===============

Net income per share of common stock:
   Basic                                     $        0.56       $         0.44      $        1.25      $         0.83
                                             ==============      ===============     ==============     ===============
   Diluted                                   $        0.56       $         0.44      $        1.25      $         0.83
                                             ==============      ===============     ==============     ===============

Cash dividends declared per share of
  common stock                               $        0.18       $         0.16      $        0.36      $         0.32
                                             ==============      ===============     ==============     ===============
Weighted average shares outstanding:
   Basic                                             9,446                9,490              9,466               9,491
                                             ==============      ===============     ==============     ===============
   Diluted                                           9,475                9,506              9,493               9,509
                                             ==============      ===============     ==============     ===============



See notes to condensed consolidated financial statements.



                     LAWSON PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

(Amounts in thousands)

                                                                            FOR THE SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                       -------------------------------------
                                                                            2004                 2003
                                                                       ----------------     ----------------

Operating activities:
Net income                                                             $       11,843       $        7,899
Adjustments to reconcile net income to net cash provided by
 operating activities:
Depreciation and amortization                                                   3,415                3,255
Changes in operating assets and liabilities                                    (4,403)              (8,196)
Other                                                                           1,164                1,831
                                                                       ----------------     ----------------

Net Cash Provided by Operating Activities                                      12,019                4,789
                                                                       ----------------     ----------------

Investing activities:
Additions to property, plant and equipment                                       (946)              (2,508)
Purchases of marketable securities                                             (4,198)              (2,059)
Proceeds from sale of marketable securities                                     1,935                2,166
Other                                                                             100                  100
                                                                       ----------------     ----------------

Net Cash Used in Investing Activities                                          (3,109)              (2,301)
                                                                       ----------------     ----------------

Financing activities:
Purchases of treasury stock                                                    (2,964)                (127)
Proceeds from revolving line of credit                                            ---                4,000
Payments on revolving line of credit                                              ---               (4,000)
Payments on long term debt                                                       (718)                 ---
Dividends paid                                                                 (3,413)              (3,037)
Other                                                                             604                 (124)
                                                                       ----------------     ----------------

Net Cash Used in Financing Activities                                          (6,491)              (3,288)
                                                                       ----------------     ----------------

Increase(Decrease) in Cash and Cash Equivalents                                 2,419                 (800)

Cash and Cash Equivalents at Beginning of Period                               21,399                7,591
                                                                       ----------------     ----------------

Cash and Cash Equivalents at End of Period                             $       23,818       $        6,791
                                                                       ================     ================


See notes to condensed consolidated financial statements.


NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------

A) As contemplated by the Securities and Exchange Commission, the accompanying consolidated financial statements and footnotes have been condensed and therefore, do not contain all disclosures required by generally accepted accounting principles. Reference should be made to Lawson Products, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 2003. The Condensed Consolidated Balance Sheet as of June 30, 2004, the Condensed Consolidated Statements of Income for the three and six month periods ended June 30, 2004 and 2003 and the Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2004 and 2003 are unaudited. In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) have been made, which are necessary to present fairly the results of operations for the interim periods. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

B) Total comprehensive income and its components, net of related tax, for the first three and six months of 2004 and 2003 are as follows (in thousands):

                                                  THREE MONTHS ENDED
                                                        JUNE 30
                                           ----------------------------------
                                                2004               2003
                                           ---------------    ---------------

Net income                                 $      5,317       $      4,141
Foreign currency translation adjustments           (184)               750
                                           ---------------    ---------------
Comprehensive income                       $      5,133       $      4,891
                                           ===============    ===============

                                                   SIX MONTHS ENDED
                                                        JUNE 30
                                           ----------------------------------
                                                 2004               2003
                                           ---------------    ---------------

Net income                                 $     11,843       $      7,899
Foreign currency translation adjustments           (102)             1,091
                                           ---------------    ---------------
Comprehensive income                       $     11,741       $      8,990
                                           ===============    ===============


The components of accumulated other comprehensive income, net of related tax, at June 30, 2004 and December 31, 2003 are as follows (in thousands):

                                           ----------------------------------
                                                2004               2003
                                           ---------------    ---------------

Foreign currency translation adjustments   $       (743)      $       (641)
                                           ---------------    ---------------
Accumulated other comprehensive income     $       (743)      $       (641)
                                           ===============    ===============

C)  Earnings per Share

The calculation of dilutive weighted average shares outstanding for the three and six months ended June 30, 2004 and 2003 are as follows (in thousands):

                                                       THREE MONTHS ENDED
                                                             JUNE 30
                                                  ------------------------------
                                                     2004             2003
                                                  -------------    -------------

Basic weighted average shares outstanding                9,446            9,490
Dilutive impact of options outstanding                      29               16
                                                  -------------    -------------
Dilutive weighted average shares outstanding             9,475            9,506
                                                  =============    =============

                                                        SIX MONTHS ENDED
                                                             JUNE 30
                                                  ------------------------------
                                                     2004             2003
                                                  ------------------------------

Basic weighted average shares outstanding                9,466            9,491
Dilutive impact of options outstanding                      27               18
                                                  -------------    -------------
Dilutive weighted average shares outstanding             9,493            9,509
                                                  =============    =============

D)  Revolving Line of Credit

In March 2001 the Company entered into a $50 million revolving line of credit. The revolving line of credit matures five years from the closing date and carries an interest rate of prime minus 150 basis points floating or LIBOR plus 75 basis points, at the Company's option. Interest is payable quarterly on prime borrowings and at the earlier of quarterly or maturity with respect to the LIBOR contracts. The line of credit contains certain financial covenants regarding interest coverage, minimum stockholders' equity and working capital, all of which the Company was in compliance with at June 30, 2004. The Company had no borrowings outstanding under the line at June 30, 2004, and December 31, 2003.

E)  Other Charges

The table below shows an analysis of the Company's reserves for severance and related expenses for the first six months of 2004 and 2003:

                                                  SIX MONTHS ENDED
                                                       JUNE 30
                                          ----------------------------------
In thousands                                   2004               2003
                                          ---------------    ---------------

Balance at beginning of year              $      2,476       $        876
Charged to earnings                              - - -              1,246
Cash paid                                         (716)              (283)
                                          ---------------    ---------------
Balance at June 30                        $      1,760       $      1,839
                                          ===============    ===============

F)  Intangible Assets

Intangible assets subject to amortization, included within other assets, were as follows (in thousands):

                                                     JUNE 30, 2004
                                   ---------------------------------------------
                                                                         NET
                                      GROSS         ACCUMULATED       CARRYING
                                     BALANCE        AMORTIZATION       AMOUNT
                                   -------------    ------------    ------------

Trademarks and tradenames          $    1,747       $     910       $      837
Customer Lists                            953             384              569
                                   -------------    ------------    ------------
                                   $    2,700       $   1,294       $    1,406
                                   =============    ============    ============

                                                DECEMBER 31, 2003
                                   --------------------------------------------
                                                                         NET
                                      GROSS         ACCUMULATED       CARRYING
                                     BALANCE        AMORTIZATION       AMOUNT
                                   -------------    ------------    ------------

Trademarks and tradenames          $    1,747       $     851       $      896
Customer Lists                            953             368              585
                                   -------------    ------------    ------------
                                   $    2,700       $   1,219       $    1,481
                                   =============    ============    ============

Trademarks and tradenames are being amortized over a weighted average 15.14 years. Customer lists are being amortized over 13.96 years. Amortization expense for intangible assets is expected to be $116,000 for 2004 and $83,000 for each of the next four years.

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


                                                                     THREE MONTHS ENDED
                                                                          JUNE 30
                                                               -------------------------------
In thousands                                                      2004             2003
                                                               --------------    -------------

Net income-as reported                                         $     5,317       $     4,141
Deduct:  Total stock based employee compensation expense
   determined under fair value method, net of tax                       (1)               (9)
                                                               --------------    -------------
Net income-pro forma                                                 5,316             4,132
Basic and diluted earnings per share -as reported                      .56               .44
Basic earnings per share-pro forma                                     .56               .44
Diluted earnings per share-pro forma                                   .56               .43



                                                                      SIX MONTHS ENDED
                                                                          JUNE 30
                                                               -------------------------------
In thousands                                                      2004                2003
                                                               --------------    -------------

Net income-as reported                                         $    11,843       $     7,899
Deduct: Total stock based employee compensation expense
   determined under fair value method, net of tax                       (4)              (16)
                                                               --------------    -------------
Net income-pro forma                                                11,839             7,883
Basic and diluted earnings per share - as reported                    1.25               .83
Basic and diluted earnings per share - pro forma                      1.25               .83



The Company's incentive stock plan provides for the issuance of Stock Performance Rights (SPRs). These SPRs vest at 20% per year and entitle the recipient to receive a cash payment equal to the excess of the market value of the Company's common stock over the SPR price when the SPRs are surrendered. The Company records an accrued liability based on the number of outstanding vested SPRs and the market value of the Company's common stock. The compensation expense accrual increased $443,000 in the first six months of 2004 compared to a $223,000 reduction in the first six months of 2003. The increase in the compensation expense accrual for the first six months of 2004 resulted from the significant increase in the Company's stock price. No additional SPRs were issued during the first six months of 2004.

H)  Segment Reporting

The Company has four reportable segments: Maintenance, Repair and Replacement distribution in the U.S.(MRO-US); International Maintenance; Repair and Replacement distribution in Canada(MRO-CAN); Original Equipment Manufacturer distribution and manufacturing in the U.S.(OEM-US); and, International Original Equipment Manufacturer distribution in the United Kingdom and Mexico(OEM-INTL).

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

Financial information for the Company's reportable segments consisted of the following:

                                                   THREE MONTHS ENDED
                                                        JUNE 30
                                          -------------------------------------
In thousands                                   2004                 2003
                                          ----------------    -----------------
Net sales
   MRO-US                                 $       77,983      $       75,326
   MRO-CAN                                         5,543               4,901
   OEM-US                                         16,326              13,325
   OEM-INTL                                        4,591               3,557
                                          ----------------    -----------------
         Consolidated total               $      104,443      $       97,109
                                          ----------------    -----------------
Operating income(loss)
   MRO-US                                 $        6,885      $        6,108
   MRO-CAN                                           739                 690
   OEM-US                                            623                (332)
   OEM-INTL                                          (55)               (142)
                                          ----------------    -----------------
         Consolidated total               $        8,192      $        6,324
                                          ----------------    -----------------

The reconciliation of segment profit to consolidated income before income taxes consisted of the following:

                                                        THREE MONTHS ENDED
                                                            JUNE 30
                                                  ------------------------------
In thousands                                        2004             2003
                                                  -------------    -------------

Total operating income from reportable segments   $     8,192       $    6,324
Investment and other income                               582              388
Interest expense                                          (48)              (7)
                                                  -------------     ------------
         Income before income taxes               $     8,726       $    6,705
                                                  -------------     ------------

                                                         SIX MONTHS ENDED
                                                             JUNE 30
                                                  ------------------------------
In thousands                                        2004             2003
                                                  -------------    -------------

Net sales
   MRO-US                                         $   154,379       $  150,373
   MRO-CAN                                             10,595            9,287
   OEM-US                                              31,066           27,596
   OEM-INTL                                             9,061            5,928
                                                  -------------     ------------
         Consolidated total                       $   205,101       $  193,184
                                                  -------------     ------------
Operating income(loss)
   MRO-US                                         $    16,097       $   12,212
   MRO-CAN                                              1,139            1,014
   OEM-US                                               1,101              143
   OEM-INTL                                               (83)            (783)
                                                  -------------     ------------
         Consolidated total                       $    18,254       $   12,586
                                                  -------------     ------------

The reconciliation of segment profit to consolidated income before income taxes consisted of the following:

                                                         SIX MONTHS ENDED
                                                             JUNE 30
                                                  ------------------------------
In thousands                                        2004             2003
                                                  -------------   --------------

Total operating income from reportable segments   $    18,254      $    12,586
Investment and other income                             1,110              747
Interest expense                                         (111)              (7)
                                                  -------------    -------------
         Income before income taxes               $    19,253      $    13,326
                                                  -------------    -------------

Asset information related to the Company's reportable segments consisted of the following:

In thousands                                    JUNE 30,         DECEMBER 31,
                                                  2004               2003
                                           ---------------     --------------
Total assets
   MRO-US                                  $      166,790      $     168,783
   MRO-CAN                                         18,649             17,137
   OEM-US                                          37,816             36,076
   OEM-INTL                                        11,476              9,771
                                           ---------------     --------------
         Total for reportable segments            234,731            231,767
   Corporate                                       15,316             15,176
                                           ---------------     --------------
         Consolidated total                $      250,047      $     246,943
                                           ===============     ==============

At June 30, 2004 and December 31, 2003, the carrying value of goodwill within each reportable segment was as follows (in thousands):

MRO-US                                         $        22,104
MRO-CAN                                                  4,294
OEM-US                                                   2,251
                                               ----------------
         Consolidated total                    $        28,649
                                               ----------------

I)  Impact of Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities (FIN 46)." FIN 46 explains how to identify variable interest entities (VIE) and how an enterprise assesses its interest in a VIE to decide whether to consolidate the VIE. It requires existing unconsolidated VIEs to be consolidated if the Company is the primary beneficiary. The Company adopted FIN 46 as of July 1, 2003, which has resulted in the consolidation of the Company's investment in a limited partnership, which owns an office building in Chicago, Illinois. In conjunction with the consolidation of its investment, the Company has recorded the long-term debt of the VIE, which represents a mortgage payable relative to the building, of approximately $2.3 million at June 30, 2004. The interest rate of the mortgage payable is 7.315%, with a maturity date of January 1, 2006. The building and land have a net carrying value of approximately $4.3 million, which are included in property, plant and equipment. The remaining assets, none of which are significant, are recorded in other assets.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Lawson Products, Inc.

We have reviewed the condensed consolidated balance sheet of Lawson Products, Inc. and subsidiaries as of June 30, 2004 and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2004 and 2003, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2004 and 2003. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Lawson Products, Inc. as of December 31, 2003, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended, not presented herein, and in our report dated February 25, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                          /s/ Ernst & Young LLP

July 16, 2004

Safe Harbor" Statement under the Securities Litigation Reform Act of 1995: This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms "may," "should," "could," "anticipate," "believe," "continues", "estimate," "expect," "intend," "objective," "plan," "potential," "project" and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These statements are based on management's current expectations, intentions or beliefs and are subject to a number of factors, assumptions and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those related to general economic conditions and market conditions in the original equipment manufacturers and maintenance, repair and replacement distribution industries in North America and to a lesser extent, the United Kingdom, the Company's ability to obtain new customers and manage growth, material or labor cost increases, competition in the Company's business, operating margin risk due to competitive pricing and operating efficiencies, successful integration of acquisitions, the Company's dependence on key personnel and the length of economic downturns in the Company's markets. In the event of continued economic downturn, the Company could experience additional customer bankruptcies, reduced volume of business from its existing customers and lost volume due to plant shutdowns or consolidations by the Company's customers other factors that may be referred to or noted in the Company's reports filed with the Securities and Exchange Commission from time to time. The Company undertakes no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events or otherwise.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS

REVENUES
--------

Net sales for the three-month period ended June 30, 2004 increased 7.6% to $104.4 million, from $97.1 million in the same period of 2003. For the six-month period ended June 30, 2004, net sales increased 6.2% to $205.1 million, from $193.2 million in the comparable period of 2003.

Combined Maintenance, Repair and Replacement distribution (MRO-US and MRO-CAN) net sales rose $3.3 million in the second quarter, to $83.5 million from $80.2 million and $5.3 million for the six-month period, to $165.0 million from $159.7 million. Sales increases were achieved in both the U.S. and Canadian MRO segments for the three-month and six-month periods. The sales increase in the U.S. is principally attributable to a higher average order size. In Canada, the majority of the sales increase is attributable to favorable foreign exchange fluctuations.

Combined Original Equipment Manufacturer (OEM-US and OEM-INTL) net sales increased $4.0 million in the second quarter, to $20.9 million from $16.9 million and increased $6.6 million in the first six months, to $40.1 million from $33.5 million. Sales were higher in the U.S. and internationally for the combined OEM segment for the three-month and six-month periods. The sales gain in both the U.S. and OEM-INTL segments is attributable to higher sales from existing customers and the addition of new customers. The favorable impact of foreign exchange fluctuations also accounted for a portion of the sales increase achieved by the OEM-INTL segment.

OPERATING INCOME
----------------

Operating income for the three-month period ended June 30, 2004 increased 29.5% to $8.2 million, from $6.3 million in the comparable period of 2003. For the six-month period ended June 30, 2004, operating income increased 45.0% to $18.3 million, from $12.6 million in the similar period of 2003. Results for 2003 include a second quarter charge of $1.2 million ($0.7 million and $0.5 million in the combined MRO and OEM segments, respectively) for the severance and retirement of certain management personnel. The increase in consolidated operating income for the quarter and year-to date periods is also attributable to the higher net sales noted above and lower selling, general and administrative (S,G&A) expenses as a percent of sales.

Operating income for the combined MRO segments increased $0.8 million, a 12.2% gain and $4.0 million, a 30.3% gain for the three-month and six-month periods, respectively. The increases are primarily attributable to the higher sales noted above, higher gross margins and the absence of a charge for the severance and retirement of certain management personnel.

The combined OEM segments had operating income of $0.6 million for the second quarter of 2004 compared to an operating loss of $0.5 million for the similar period of 2003. Operating income for the first six months of 2004 was $1.0 million compared to an operating loss of $0.6 million for the similar period of 2003. The improvements are primarily attributable to the higher net sales noted above, and the absence of a charge for the severance and retirement of certain management personnel, offset by lower gross margins.

NET INCOME
----------

Net income for the second quarter of 2004 increased 28.4%, to $5.3 million ($.56 per diluted share), compared to $4.1 million ($.44 per diluted share) in the similar period of 2003. For the six-month period ended June 30, 2004, net income rose 49.9%, to $11.8 million ($1.25 per diluted share), from $7.9 million ($.83 per diluted share) in the similar period of 2003. The increase in net income for the second quarter resulted from higher sales and the absence of the charge of $1.2 million ($0.8 million after tax) for severance and retirement programs noted above, offset by lower gross margins. The year-to-date increase in net income was principally attributable to higher net sales, the absence of the charge for severance and retirement programs noted above, and a lower effective tax rate. The effective tax rate declined principally due to significantly lower losses internationally for the first six months of 2004. No tax benefit was provided for the international losses in either year. Per share net income for 2004 and 2003 was positively impacted by the Company's share repurchase program.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash flows provided by operations for the six months ended June 30, 2004 and June 30, 2003 were $12.0 million and $4.8 million, respectively. In 2004, cash flows provided by operations were positively impacted by higher net income and negatively impacted by an increase in net operating assets, primarily inventories, and lower operating liabilities. In 2003, increases in net operating assets, primarily accounts receivable and inventories, negatively impacted cash flows from operations. Working capital at June 30, 2004 was $113.8 million as compared to $107.9 million at December 31, 2003. At June 30, 2004 the current ratio was 4.3 to 1 as compared to 3.9 to 1 at December 31, 2003.

Additions to property, plant and equipment were $0.9 million and $2.5 million, respectively, for the six months ended June 30, 2004 and 2003. Capital expenditures in 2004 were incurred for the purchase of equipment. In 2003, additions to property, plant and equipment were incurred primarily for improvement of existing facilities and for the purchase of related equipment. The Company expects total capital expenditures for 2004 to approximate $2.5 million.

The Company increased the cash dividend to $.18 per share on common shares paid in the first quarter of 2004. This is a 12.5% increase over the previous $.16 per share on common shares paid each quarter in 2003.

During the first six months of 2004, the Company purchased 91,434 shares of its own common stock for approximately $2,964,000, pursuant to the 2000 Board authorization to purchase up to 500,000 shares. In the first six months of 2003, the Company purchased 4,600 shares of its own common stock for approximately $127,000 pursuant to the 2000 Board authorization noted above. All shares purchased as of June 30, 2004 have been retired. Funds to purchase these shares were provided by investments and cash flows from operations. There is no expiration date relative to this authorization.

Current investments, cash flows from operations and the $50,000,000 unsecured line of credit are expected to be sufficient to finance the Company's future growth, cash dividends and capital expenditures.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk at June 30, 2004 from that reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4.           CONTROLS AND PROCEDURES

         The Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2004. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms. There have been no significant changes during the period covered by this Form 10-Q in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION

Items 1, 3, and 5 are inapplicable and have been omitted from this report.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES


                                 (a)               (b)                   (c)                       (d)
                                TOTAL                          TOTAL NUMBER OF SHARES    MAXIMUM NUMBER OF SHARES
                               NUMBER OF         AVERAGE        PURCHASED AS PART OF    THAT MAY YET BE PURCHASED
                                SHARES          PRICE PAID    PUBLICLY ANNOUNCED PLANS      UNDER THE PLANS OR
 PERIOD                       PURCHASED         PER SHARE            OR PROGRAMS                 PROGRAMS
-------------------------------------------------------------------------------------------------------------------

01/01/04 - 01/31/04             ---               ---                       ---                    286,399

02/01/04 - 02/29/04           8,242             29.76                     8,242                    278,157

03/01/04 - 03/31/04          20,305             30.07                    20,305                    257,852

04/01/04 - 04/30/04          24,057             32.85                    24,057                    233,795

05/01/04 - 05/31/04          27,781             33.58                    27,781                    206,014

06/01/04 - 06/30/04          11,049             34.85                    11,049                    194,965

-------------------------------------------------------------------------------------------------------------------
Total                        91,434             32.42                    91,434                    194,965
-------------------------------------------------------------------------------------------------------------------


On May 16, 2000, the Board of Directors of the Company authorized the purchase of up to 500,000 shares of its common stock. There is no expiration date relative to this authorization.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) The annual meeting of stockholders of Lawson Products, Inc. was held on May 11, 2004.

         (b) Set forth below is the tabulation of the votes on each nominee for election as a director.

                                                                WITHHELD
                                                FOR            AUTHORITY
                                           --------------    --------------

Lee S. Hillman                                 8,837,236           133,296
Sidney L. Port                                 8,850,474           120,058
Robert J. Washlow                              8,922,798            47,734

Messrs. Port, Rettig and Smelcer continue to serve as directors of the Company for terms ending in 2005 and Messrs. Brophy, Saranow and Shaffer continue to serve as directors of the Company for terms ending in 2006.

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

         (b)      Reports on Form 8-K
                  -------------------

Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 21, 2004, regarding the Company's results from operations for the quarter ended March 31, 2004 (which report was furnished but not filed with the Securities and Exchange Commission).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                          LAWSON PRODUCTS, INC.
                                                              (Registrant)

Dated August 6, 2004                             /s/  Robert J. Washlow
                                                      Robert J. Washlow
                                                      Chief Executive Officer
                                                      and Chairman of the Board


Dated August 6, 2004                             /s/  Thomas Neri
                                                      Thomas Neri
                                                      Executive Vice President,
                                                      Chief Financial Officer,
                                                      and Treasurer