Form 10-Q
period 2004-09-30
LAWSON PRODUCTS INC/NEW/DE/
filed 2004-11-09
CIK 703604

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                          ----------------------------

[ X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter period ended September 30, 2004
                                      ------------------

[   ]    TRANSITION REPORT OR PURSUANT TO SECTION 13 OR 15(DF) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from        to
                                        ------    ------


Commission file no. 0-10546
                    -------

                              LAWSON PRODUCTS, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                  36-2229304
- ---------------------------------           ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

                  1666 EAST TOUHY AVENUE, DES PLAINES, ILLINOIS
                  ---------------------------------------------
                                      60018
                                      -----
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (847) 827-9666
                                 --------------
              (Registrant's telephone number, including area code)

                                 Not applicable
- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 9,346,280 SHARES, $1 PAR VALUE, AS OF OCTOBER 15, 2004.

                         PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS


                     LAWSON PRODUCTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)                                            SEPTEMBER 30      DECEMBER 31,
                                                                                          2004             2003
                                                                                    --------------   --------------
                                                                                      (UNAUDITED)
ASSETS
- ------
Current Assets:
   Cash and cash equivalents                                                        $       28,049   $       21,399
   Marketable securities                                                                     2,810            2,156
   Accounts receivable, less allowance for doubtful accounts                                50,411           47,972
   Inventories                                                                              62,238           59,817
   Miscellaneous receivables and prepaid expenses                                            8,365           11,439
   Deferred income taxes                                                                     1,538            1,975
         Total Current Assets                                                              153,411          144,758
                                                                                    --------------   --------------

Property, plant and equipment, less allowances for depreciation and
    amortization                                                                            40,259           42,946
Deferred income taxes                                                                       13,815           13,201
Goodwill, less accumulated amortization                                                     28,649           28,649
Other assets                                                                                18,498           17,389
                                                                                    --------------   --------------
         Total Assets                                                               $      254,632   $      246,943
                                                                                    ==============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current Liabilities:
   Accounts payable                                                                 $        8,778   $        8,240
   Accrued expenses and other liabilities                                                   27,394           27,176
   Current portion of long term debt                                                         1,544            1,462
                                                                                    --------------   --------------
         Total Current Liabilities                                                          37,716           36,878
                                                                                    --------------   --------------

   Accrued liability under security bonus plans                                             21,079           20,823
   Long term debt                                                                              404            1,573
   Other                                                                                    14,961           14,318
                                                                                    --------------   --------------
                                                                                            36,444           36,714
                                                                                    --------------   --------------

Stockholders' Equity:
   Preferred Stock, $1 par value:  Authorized - 500,000 shares;
     Issued and outstanding - None                                                              --               --
   Common Stock, $1 par value:  Authorized - 35,000,000 shares;
     Issued and outstanding-(2004- 9,342,380 shares; 2003- 9,493,511 shares)                 9,342            9,494

   Capital in excess of par value                                                            3,311            2,667

   Retained earnings                                                                       168,063          161,831

   Accumulated other comprehensive income                                                     (244)            (641)
                                                                                    --------------   --------------
         Total Stockholders' Equity                                                        180,472          173,351
                                                                                    --------------   --------------

         Total Liabilities and Stockholders' Equity                                 $      254,632   $      246,943
                                                                                    ==============   ==============

See notes to condensed consolidated financial statements.



                     LAWSON PRODUCTS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              FOR THE                            FOR THE
                                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                            SEPTEMBER 30,                     SEPTEMBER  30,
                                                 --------------------------------   --------------------------------
                                                       2004              2003             2004              2003
                                                 --------------    --------------   --------------    --------------

Net sales                                        $      107,380    $       99,301   $      312,481    $      292,485
Cost of goods sold                                       40,667            35,349          114,724           104,931
                                                 --------------    --------------   --------------    --------------
Gross profit                                             66,713            63,952          197,757           187,554

Selling, general and administrative expenses             58,401            56,661          171,191           166,431
Other charges                                             ----                398            ----              1,644
                                                 --------------    --------------   --------------    --------------
Operating income                                          8,312             6,893           26,566            19,479

Investment and other income                                 776               660            1,886             1,407
Interest expense                                            (40)              (65)            (151)              (72)
                                                 --------------    --------------   --------------    --------------

Income before income taxes                                9,048             7,488           28,301            20,814

Provision for income taxes                                3,462             3,124           10,872             8,551
                                                 --------------    --------------   --------------    --------------

Net income                                       $        5,586    $        4,364   $       17,429    $       12,263
                                                 ==============    ==============   ==============    ==============

Net income per share of common stock:
     Basic                                       $         0.59    $         0.46            $1.85    $         1.29
                                                 ==============    ==============   ==============    ==============

     Diluted                                     $         0.59    $         0.46            $1.84    $         1.29
                                                 ==============    ==============   ==============    ==============

Cash dividends declared per
  share of common stock                          $         0.18    $         0.16            $0.54    $         0.48
                                                 ==============    ==============   ==============    ==============

Weighted average shares outstanding:
     Basic                                                9,390             9,492            9,440             9,492
                                                 ==============    ==============   ==============    ==============

     Diluted                                              9,422             9,511            9,468             9,510
                                                 ==============    ==============   ==============    ==============



See notes to condensed consolidated financial statements.



                     LAWSON PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


(AMOUNTS IN THOUSANDS)

                                                                                                FOR THE
                                                                                           NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                          2004             2003
                                                                                    --------------   --------------
Operating activities:
Net income                                                                          $       17,429   $       12,263
Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation and amortization                                                           5,011            5,041
     Changes in operating assets and liabilities                                            (4,636)          (3,723)
     Other                                                                                   2,525            2,813
                                                                                    --------------   --------------

Net Cash Provided by Operating Activities                                                   20,329           16,394
                                                                                    --------------   --------------


Investing activities:
Additions to property, plant and equipment                                                  (1,306)          (3,124)
Purchases of marketable securities                                                          (6,230)          (3,418)
Proceeds from sale of marketable securities                                                  5,576            2,858
Other                                                                                          100              146
                                                                                    --------------   --------------

Net Cash Used in Investing Activities                                                       (1,860)          (3,538)
                                                                                    --------------   --------------


Financing activities:
Purchases of treasury stock                                                                 (6,355)            (127)
Proceeds from revolving line of credit                                                        ----            4,000
Payments on revolving line of credit                                                          ----           (4,000)
Payments on long term debt
                                                                                            (1,086)            (341)
Dividends paid                                                                              (5,110)          (4,555)
Other                                                                                          732              (52)
                                                                                    --------------   --------------

Net Cash Used in Financing Activities                                                      (11,819)          (5,075)
                                                                                    --------------   --------------

     Increase in Cash and Cash Equivalents                                                   6,650            7,781

Cash and Cash Equivalents at Beginning of Period                                            21,399            7,591
                                                                                    --------------   --------------

     Cash and Cash Equivalents at End of Period                                     $       28,049   $       15,372
                                                                                    ==============   ==============



See notes to condensed consolidated financial statements.


     PART I - NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

A) As contemplated by the Securities and Exchange Commission, the accompanying consolidated financial statements and footnotes have been condensed and, therefore, do not contain all disclosures required by generally accepted accounting principles. Reference should be made to Lawson Products, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 2003. The Condensed Consolidated Balance Sheet as of September 30, 2004, the Condensed Consolidated Statements of Income for the three and nine month periods ended September 30, 2004 and 2003 and the Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2004 and 2003 are unaudited. In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) have been made, which are necessary to present fairly the results of operations for the interim periods. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

B) Total comprehensive income and its components, net of related tax, for the third quarter and nine months of 2004 and 2003 are as follows (in thousands):

                                               Three months ended September 30,
                                                  2004                   2003
                                                  ----                   ----
Net income                                        $5,586                  $4,364
Foreign currency translation adjustments             499                      32
                                                  ------                  ------
Comprehensive income                              $6,085                  $4,396
                                                  ======                  ======

                                                Nine months ended September 30,
                                                    2004                    2003
                                                    ----                    ----
Net income                                       $17,429                 $12,263
Foreign currency translation adjustments             397                   1,123
                                                  ------                  ------
Comprehensive income                             $17,826                 $13,386
                                                 =======                 =======

The components of accumulated other comprehensive income, net of related tax, at September 30, 2004 and December 31, 2003 are as follows (in thousands):

                                                   2004                2003
                                                   ----                ----
Foreign currency translation adjustments         $   (244)            $   (641)
                                                 --------             --------
Accumulated other comprehensive income           $   (244)            $   (641)
                                                 ========             ========

C) Earnings per Share

The calculation of dilutive weighted average shares outstanding for the three and nine months ended September 30, 2004 and 2003 are as follows (in thousands):

                                                Three months ended September 30,
                                                    2004                 2003
                                                    ----                 ----
Basic weighted average shares outstanding            9,390                9,492
Dilutive impact of options outstanding                  32                   19
                                                     -----                ------
Dilutive weighted average shares outstanding         9,422                9,511
                                                     =====                =====


                                                 Nine months ended September 30,
                                                      2004                2003
                                                      ----                ----
Basic weighted average shares outstanding            9,440                9,492
Dilutive impact of options outstanding                  28                   18
                                                     -----                ------
Dilutive weighted average shares outstanding         9,468                9,510
                                                     =====                =====

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

The line of credit contains certain financial covenants regarding interest coverage, minimum stockholders' equity and working capital, all of which the Company was in compliance with at September 30, 2004. The Company had no borrowings outstanding under the line at September 30, 2004, and December 31, 2003.

E) Severance and Related Charges

The table below shows an analysis of the Company's reserves for severance and related expenses for the first nine months of 2004 and 2003:

                                          Nine months ended September 30,
In thousands                                  2004                    2003
- ------------                                  ----                    ----
Balance at beginning of year                $2,476                  $  876
Charged to earnings                             --                   1,644
Cash paid                                   (1,003)                   (504)
                                            ------                  ------
Balance at September 30                     $1,473                  $2,016
                                            ======                  ======


F) Intangible Assets

Intangible assets subject to amortization, included within other assets, were as follows (in thousands):

                                               September 30, 2004
                                               ------------------

                                                                        Net
                                     Gross         Accumulated       Carrying
                                    Balance       Amortization        Amount
                                    -------       ------------        ------
Trademarks and tradenames            $1,747            $  922           $  825
Customer Lists                          953               392              561
                                     ------            ------           ------
                                     $2,700            $1,314           $1,386
                                     ======            ======           ======


                                               December 31, 2003
                                               -----------------

                                                                        Net
                                     Gross         Accumulated       Carrying
                                    Balance       Amortization        Amount
                                    -------       ------------        ------
Trademarks and tradenames            $1,747            $  851           $  896
Customer Lists                          953               368              585
                                     ------            ------           ------
                                     $2,700            $1,219           $1,481
                                     ======            ======           ======


Trademarks and tradenames are being amortized over a weighted average 15.14 years. Customer lists are being amortized over 13.96 years. Amortization expense for intangible assets is expected to be $116,000 for 2004 and $83,000 for each of the next four years.

G) Accounting for Stock-Based Compensation

The Company adopted FASB Statement No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure," which requires interim financial disclosure to show the effect on net income and earnings per share as required by FASB Statement No. 123, "Accounting for Stock-Based Compensation." These disclosures are as follows:


                                                 Three Months Ended September 30
                                                 -------------------------------
In thousands                                            2004            2003
- --------------------------------------------------------------------------------
Net income-as reported                                  $  5,586        $  4,364
Deduct: Total stock based employee compensation
   expense determined under fair value method, net
   of tax                                                      0             (6)
                                                        --------        --------
Net income-pro forma                                    $  5,586        $  4,358
                                                        ========        ========
Basic and diluted earnings per share-as reported        $    .59        $    .46

                                          Nine Months Ended September 30
                                                  ------------------------------
In thousands                                            2004           2003
- --------------------------------------------------------------------------------
Net income-as reported                                  $ 17,429        $ 12,263
Deduct: Total stock based employee compensation
   expense determined under fair value method, net
   of tax                                                    (4)            (16)
                                                        --------        --------
Net income-pro forma                                    $ 17,425        $ 12,247
                                                        ========        ========
Basic earnings per share-as reported                    $   1.85        $   1.29
Diluted earnings per share-as reported                      1.84            1.29

The Company's incentive stock plan provides for the issuance of Stock Performance Rights (SPRs). These SPRs vest at 20% per year and entitle the recipient to receive a cash payment equal to the excess of the market value of the Company's common stock and the SPR price when the SPRs are surrendered. The Company records an accrued liability based on the number of outstanding vested SPRs and the market value of the Company's common stock. The compensation expense accrual increased $689,000 in the first nine months of 2004 compared to a $136,000 reduction in the first nine months of 2003. The increase in the compensation expense accrual for the first nine months of 2004 is primarily due to an increase in the Company's stock price. No additional SPRs were issued during the first nine months of 2004.

H) Segment Reporting

The Company has four reportable segments: Maintenance, Repair and Replacement distribution in the U.S. (MRO-US), International Maintenance, Repair and Replacement distribution in Canada (MRO-CAN), Original Equipment Manufacturer distribution and manufacturing in the U.S.(OEM-US), International Original Equipment Manufacturer distribution in the United Kingdom and Mexico(OEM-INTL).

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

Financial information for the Company's reportable segments consisted of the following:

                                            Three Months Ended September 30
                                          ------------------------------------
In thousands                                  2004               2003
- ------------------------------------------------------------------------------
Net sales
       MRO-US                             $  80,778           $  77,488
       MRO-CAN                                5,157               4,651
       OEM-US                                17,064              13,403
       OEM-INTL                               4,381               3,759
                                          ---------           ---------
          Consolidated total              $ 107,380           $  99,301
                                          =========           =========
Operating income (loss)
       MRO-US                             $   7,306           $   6,626
       MRO-CAN                                  512                 434
       OEM-US                                   678                 336
       OEM-INTL                                (184)               (503)
                                          ---------           ---------
          Consolidated total              $   8,312           $   6,893
                                          =========           =========

The reconciliation of segment profit to consolidated income before income taxes consisted of the following:

                                          Three Months Ended September 30
                                          ------------------------------------
In thousands                                2004               2003
- ------------------------------------------------------------------------------
       Total operating income
          from Reportable segments        $   8,312           $   6,893
       Investment and other income              776                 660
       Interest expense                         (40)                (65)
                                          ---------           ---------
          Income before income taxes      $   9,048           $   7,488
                                          =========           =========

                                           Nine Months Ended September 30
                                          ------------------------------------
In thousands                                  2004               2003
- ------------------------------------------------------------------------------
Net sales
       MRO-US                             $ 235,157           $ 227,861
       MRO-CAN                               15,752              13,938
       OEM-US                                48,130              40,999
       OEM-INTL                              13,442               9,687
                                          ---------           ---------
          Consolidated total              $ 312,481           $ 292,485
                                          =========           =========
Operating income (loss)
       MRO-US                             $  23,403           $  18,838
       MRO-CAN                                1,651               1,448
       OEM-US                                 1,779                 479
       OEM-INTL                                (267)             (1,286)
                                          ---------           ---------
          Consolidated total              $  26,566           $  19,479
                                          =========           =========

The reconciliation of segment profit to consolidated income before income taxes consisted of the following:

                                          Nine Months Ended September 30
                                          --------------------------------------
In thousands                                 2004               2003
- --------------------------------------------------------------------------------
       Total operating income             $    26,566           $ 19,479
           from reportable segments
       Investment and other income              1,886              1,407
       Interest expense                          (151)               (72)
                                          -----------           ---------
       Income before income taxes         $    28,301           $ 20,814
                                          ===========           ========

Asset information related to the Company's reportable segments consisted of the following:

                                          September 30,       December 31,
In thousands                                   2004               2003
- --------------------------------------------------------------------------------
Total Assets
       MRO-US                               $ 171,153           $ 168,783
       MRO-CAN                                 18,099              17,137
       OEM-US                                  38,865              36,076
       OEM-INTL                                11,162               9,771
                                            ---------           ---------
           Total for reportable segments      239,279             231,767
       Corporate                               15,353              15,176
                                            ---------           ---------
           Consolidated total               $ 254,632           $ 246,943
                                            =========           =========

At September 30, 2004 and December 31, 2003, the carrying value of goodwill within each reportable segment was as follows (in thousands):


       MRO-US                                          $ 22,104
       MRO-CAN                                            4,294
       OEM-US                                             2,251
                                                       --------
           Consolidated total                          $ 28,649
                                                       ========

I) Impact of Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities (FIN 46)." FIN 46 explains how to identify variable interest entities (VIE) and how an enterprise assesses its interest in a VIE to decide whether to consolidate the VIE. It requires existing unconsolidated VIEs to be consolidated if the Company is the primary beneficiary. The Company adopted FIN 46 as of July 1, 2003, which has resulted in the consolidation of the Company's investment in a limited partnership, which owns an office building in Chicago, Illinois. In conjunction with the consolidation of its investment, the Company has recorded the long-term debt of the VIE, which represents a mortgage payable relative to the building, of approximately $1.9 million at September 30, 2004. The interest rate of the mortgage payable is 7.315%, with a maturity date of January 1, 2006. The building and land have a net carrying value of approximately $4.2 million, which are included in property, plant and equipment. The remaining assets, none of which are significant, are recorded in other assets.

             Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Lawson Products, Inc.

We have reviewed the condensed consolidated balance sheet of Lawson Products, Inc. and subsidiaries as of September 30, 2004 and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2004 and 2003, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2004 and 2003. These financial statements are the responsibility of the Company's management.

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


                                                /s/ ERNST & YOUNG LLP
Chicago, Illinois
October 15, 2004

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

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS

REVENUES AND GROSS PROFIT
- -------------------------
Net sales for the three-month period ended September 30, 2004 increased 8.1% to $107.4 million, from $99.3 million in the same period of 2003. Combined Maintenance, Repair and Replacement distribution (MRO-US and MRO-CAN) net sales rose $3.8 million in the third quarter, to $85.9 million from $82.1 million in the same period of 2003. Sales increases were achieved in both the U.S. and Canadian MRO segments for the three-month period. The sales increase in the U.S. was principally attributable to the addition of new customers and increased penetration of existing customers. Although sales unit volume increased slightly in Canada, the Company benefited from foreign exchange rate fluctuations. Combined Original Equipment Manufacturer (OEM-US and OEM-INTL) net sales increased $4.3 million in the third quarter, to $21.4 million from $17.1 million in the same period of 2003. Sales were higher in the U.S. and internationally for the three-month period. The sales gain in both the U.S. and international segments was attributable to higher unit sales from existing customers and the addition of new customers. The favorable impact of foreign exchange fluctuations also accounted for a portion of the sales increase achieved by the international segment.

For the nine-month period ended September 30, 2004, net sales increased 6.8% to $312.5 million, from $292.5 million in the comparable period of 2003. Combined Maintenance, Repair and Replacement distribution (MRO-US and MRO-CAN) net sales increased $9.1 million for the nine-month period, to $250.9 million from $241.8 million in the same period of 2003. Consistent with the third quarter, sales increases were achieved in both the U.S. and Canadian MRO segments for the nine-month period, with the sales increase in the U.S. principally attributable to the addition of new customers and increased penetration of existing customers, and in Canada, the majority of the sales increase was attributable to favorable foreign exchange fluctuations. Net sales for the combined Original Equipment Manufacturer (OEM-US and OEM-INTL) segment increased $10.9 million in the first nine months, to $61.6 million from $50.7 million in the same period of 2003. Sales were higher in the U.S. and internationally for the nine-month period. Similar to the third quarter, the sales gain in both the U.S. and international segments was attributable to higher unit sales from existing customers and the addition of new customers as well as the favorable impact of foreign exchange fluctuations.

Gross profit margins for the three-month periods ended September 30, 2004 and 2003 were 62.1% and 64.4%, respectively. In conjunction with OEM segment sales growth results discussed above, price competition in the domestic OEM market resulted in third quarter 2004 OEM segment gross profit margins of 25.6% compared to 28.4% in the prior year period. In those same periods, MRO gross profit margins declined slightly, from 71.9% in 2003 to 71.2% in 2004. The rapid OEM segment sales growth in the 2004 three-month period compared to the same 2003 period has had the effect of reducing consolidated gross profit margins over these periods.

For the nine-month periods ended September 30, 2004 and 2003, gross profit margins were 63.3% and 64.1%, respectively. MRO segment gross profit margins improved from 71.6% in 2003 to 72.3% in 2004 for these periods. Increases in average selling prices as a result of price increases implemented in June 2004 are the primary driver of slightly higher MRO gross profit margins in the year-to-date September, 2004 period compared to the prior year. As discussed above, sales growth in the OEM segment has had the effect of slightly reducing overall gross profit margins for the nine-month period ended September 2004 compared to the prior year period.

OPERATING EXPENSES AND OPERATING INCOME
- ---------------------------------------
Operating expenses were $58.4 million and $57.1 million for the quarters ended September 30, 2004 and 2003, respectively. The $1.3 million dollar increase in quarterly operating expenses for 2004 over the prior year quarter is primarily related to higher employee compensation costs. As a result of the sales increases and productivity improvements over these periods, operating expenses as a percent of sales declined from 57.5% in the 2003 period to 54.4% of sales in the 2004 period.

For the nine months ended September 30, 2004 and 2003, operating expenses were $171.2 million and $168.1 million, respectively. The $3.1 million increase in total operating costs for year-to-date September 2004 over 2003 is primarily related to higher information technology development costs ($1.3 million), employee compensation costs ($1.5 million) and various other items ($0.3 million).

As a result of the Company's ability to leverage its operating cost infrastructure, operating expenses as a percent of sales for these nine-month periods declined from 57.5% of sales in 2003 to 54.8% of sales in 2004.

Operating income for the three-month period ended September 30, 2004 increased 20.6% to $8.3 million, from $6.9 million in the comparable period of 2003. This $1.4 million increase in operating income is attributable to net sales increases, offset by the lower gross profit margins and the operating expense increases discussed above. As a result of the Company's ability to leverage its operating cost infrastructure, operating income as a percent of sales for the three-month periods increased from 6.6% of sales in 2003 to 7.7% of net sales in 2004.

For the nine-month period ended September 30, 2004, operating income increased 36.4% to $26.6 million, from $19.5 million in the similar period of 2003. The $7.1 million increase in operating income over these periods is driven by the same factors discussed for the three-month periods above. As a percentage of net sales, year-to-date September, 2004 operating income was 8.5% in 2004 compared to 6.7% in 2003 as a result of the Company's leverage and management of operating expenses while achieving higher net sales.

INVESTMENT AND OTHER INCOME
- ---------------------------
Investment and other income consists primarily of rental and interest income. For the quarters ended September 30, 2004 and 2003, investment and other income was $0.8 million and $0.7 million, respectively.

For the nine-month periods ended September 30, 2004 and 2003, investment and other income was $1.9 million and $1.4 million, respectively. The increase in 2004 is primarily attributable to the consolidation of the Company's investment in a limited partnership (please refer to Note I) beginning in the third quarter of 2003.

INTEREST EXPENSE
- ----------------
Interest expense is primarily attributable to interest paid relative to a mortgage payable for the building owned by the limited partnership referred to in Note I.

PROVISION FOR INCOME TAXES
- --------------------------
The effective tax rates for the three months ended September 30, 2004 and 2003 were 38.3% and 41.7%, respectively. For the nine-month periods ended September 30, 2004 and 2003, the effective tax rates were 38.4% and 41.1% respectively. The decline in the effective tax rates for the quarter and year-to-date periods is principally due to substantially reduced OEM segment losses internationally in 2004. These losses have declined from $0.5 million to $0.2 million for the three months ended September 2003 and 2004, respectively, and declined from $1.3 million to $0.3 million for the nine-month periods ended September 30, 2003 and 2004, respectively. No tax benefit was provided to the Company in either year. However, the reduction in losses has had the effect of lowering the overall effective tax rate. The impact of the lower losses was 1.4% and 1.7%, respectively for the quarter and year-to-date periods.

Also, a reduction of the tax provision in the third quarter of 2004 was recorded relative to a contribution of inventory to a charitable organization. This benefit lowered the effective tax rate for the quarter and year-to-date periods by 1.4% and 0.5%, respectively.

NET INCOME
- ----------
Net income for the third quarter of 2004 increased 28.0%, to $5.6 million ($.59 per diluted share), compared to $4.4 million ($.46 per diluted share) in the similar period of 2003. The $1.2 million increase in net income is the result of the $1.4 million increase in operating income and lower effective tax rates discussed above.

For the nine-month period ended September 30, 2004, net income rose 42.1%, to $17.4 million ($1.84 per diluted share), from $12.6 million ($1.29 per diluted share) in the comparable period of 2003. The $4.8 million increase in net income is the result of the $7.1 million increase in operating income and reduced effective tax rates discussed above.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
Net cash provided by operations for the nine months ended September 30, 2004 and 2003 was $20.3 million and $16.4 million, respectively. In 2004, net cash provided by operations was positively impacted by higher net income and negatively impacted by an increase in net operating assets, primarily accounts receivable and inventories.
In 2003, an increase in net operating assets and slightly lower operating liabilities negatively impacted net cash provided by operations.

Working capital at September 30, 2004 was $115.7 million as compared to $107.9 million at December 31, 2003. At September 30, 2004 the current ratio was 4.1 to 1 as compared to 3.9 to 1 at December 31, 2003.

Additions to property, plant and equipment were $1.3 million and $3.1 million, respectively, for the nine months ended September 30, 2004 and 2003. Capital expenditures in 2004 were incurred for the purchase of equipment. In 2003, additions to property, plant and equipment were incurred primarily for the purchase of manufacturing machinery, improvement of existing facilities and for the purchase of related equipment. Requirements for plant expansion and manufacturing equipment in 2003 accounted for the significant difference between 2003 and the approximate $2.0 million expected for additions in 2004.

The Company increased the cash dividend to $.18 per share on common shares. This was a 12.5% increase over the previous $.16 per share on common shares paid each quarter in 2003.

During the first nine months of 2004, the Company purchased 179,841 shares of its own common stock for approximately $6,355,000, pursuant to the 2000 Board authorization to purchase up to 500,000 shares. In the first nine months of 2003, the Company purchased 4,600 shares of its own common stock for approximately $127,000 pursuant to the 2000 Board authorization noted above. All shares purchased as of September 30, 2004 have been retired. Funds to purchase these shares were provided by investments and net cash provided by operations. There is no expiration date relative to this authorization.

On October 13, 2004, the Company announced that its Board of Directors authorized a stock repurchase program to purchase up to 500,000 shares of its common stock in addition to that previously authorized. There is no expiration date relative to this authorization.

Net cash provided by operations, current investments and the $50,000,000 unsecured line of credit are expected to be sufficient to finance the Company's future growth, cash dividends and capital expenditures.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk at September 30, 2004 from that reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

                           PART II - OTHER INFORMATION
                                     -----------------

ITEMS 1, 3, 4 AND 5 ARE INAPPLICABLE AND HAVE BEEN OMITTED FROM THIS REPORT.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS


                           Total Number      (b) Average     Total Number of Shares      Maximum Number (or
                                                                                         approximate Dollar
                            of Shares        Price Paid       Purchased as Part of      Value) of Shares that
                                                               Publicly Announced       may Yet Be Purchased Under
         Period             Purchased         per Share         Plans or Programs       the Plans or Programs
- ------------------------------------------------------------------------------------------------------------------

01/01/04 - 01/31/04                   ---               ---                       ---                  $286,399

02/01/04 - 02/29/04                 8,242            $29.76                     8,242                  $278,157

03/01/04 - 03/31/04                20,305            $30.07                    20,305                  $257,852

04/01/04 - 04/30/04                24,057            $32.85                    24,057                  $233,795

05/01/04 - 05/31/04                27,781            $33.58                    27,781                  $206,014

06/01/04 - 06/30/04                11,049            $34.85                    11,049                  $194,965

07/01/04 - 07/31/04                15,636            $36.97                    15,636                  $179,329

08/01/04 - 08/31/04                30,022            $36.32                    30,022                  $149,307

09/01/04 - 09/30/04                42,749            $40.28                    42,749                  $106,558

- ----------------------------------------------------------------------------------------------------------------
Total                             179,841            $35.34                   179,841                  $106,558
- ----------------------------------------------------------------------------------------------------------------


On May 16, 2000, the Board of Directors of the Company authorized the purchase of up to 500,000 shares of its own common stock. On October 13, 2004, the Company announced that its Board of Directors authorized a stock repurchase program to purchase up to an additional 500,000 shares of its common stock. There is no expiration date relative to either authorization.

ITEM 6.  EXHIBITS.

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

                                          LAWSON PRODUCTS, INC.
                                          (REGISTRANT)

Dated November 9, 2004                      /s/    Robert J. Washlow
                                                  -----------------
                                                  Robert J. Washlow
                                                  Chief Executive Officer and
                                                    Chairman of the Board

Dated November 9, 2004                      /s/    Thomas Neri
                                                  -----------
                                                  Thomas Neri
                                                    Executive Vice President,
                                                    Chief Financial Officer, and
                                                    Treasurer