Form 10-K
period 2004-12-31
LAWSON PRODUCTS INC/NEW/DE/
filed 2005-03-16
CIK 703604

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark one)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       for the fiscal year ended December 31, 2004

OR


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       for the transition period from _____________ to ____________

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

Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No__

The aggregate market value of the Registrant's voting stock held by non-affiliates (based upon the per share closing price of $38.15) on June 30, 2004 was approximately $186,824,000.

As of March 1, 2005, 9,189,513 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated into this Form 10-K by reference:

Part III incorporates information by reference to the registrant's definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.


                                TABLE OF CONTENTS


                                                                                                                PAGE

PART I   ........................................................................................................2

         ITEM 1.      BUSINESS...................................................................................2

         ITEM 2.      PROPERTIES.................................................................................6

         ITEM 3.      LEGAL PROCEEDINGS..........................................................................6

         ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................6

PART II  ........................................................................................................7

         ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER
                      PURCHASES OF EQUITY SECURITIES.............................................................7

         ITEM 6.      SELECTED FINANCIAL DATA....................................................................8

         ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION......9

         ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................................13

         ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............................................14

         ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE......31

         ITEM 9A.     CONTROLS AND PROCEDURES...................................................................31

         ITEM 9B.     OTHER INFORMATION.........................................................................32

 PART III.......................................................................................................33

         ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........................................33

         ITEM 11.     EXECUTIVE COMPENSATION....................................................................33

         ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
                      STOCKHOLDER MATTERS.......................................................................33

         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................................34

         ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES........................................................34

PART IV ........................................................................................................34

         ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES................................................34

SIGNATURES......................................................................................................37

EXHIBIT INDEX...................................................................................................39


"SAFE HARBOR" STATEMENT UNDER THE SECURITIES LITIGATION REFORM ACT OF 1995: This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms "may," "should," "could," "anticipate," "believe," "continues," "estimate," "expect," "intend," "objective," "plan," "potential," "project" and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These statements are based on management's current expectations, intentions or beliefs and are subject to a number of factors, assumptions and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include, but are not limited to, the following risk factors:

     o Lawson's business strategy requires the Company to carry a significant amount of inventory in order to meet rapid processing of customer orders. This strategy increases the likelihood that portions of Lawson's inventory may become obsolete.

     o Disruptions of Lawson's information systems could adversely affect the Company. The Company depends upon our information systems to help process orders, to manage inventory and accounts receivable collections, to purchase, sell and ship products, to maintain cost-effective operations, and to service customers. Any disruption in the operation of Lawson's information systems could have a material adverse effect on the Company.

     o There is an ongoing risk that orders may be cancelled or rescheduled due to fluctuations in Lawson's customers' business needs or purchasing budgets. The cancellation or rescheduling of orders may cause operating results to fluctuate.

     o A limited number of the Company's stockholders can exert significant influence over the Company. As of February 1, 2005, the Port family collectively beneficially owned 50.9% of the outstanding shares of common stock. The share ownership would permit these stockholders, if they chose to act together, to exert significant influence over the outcome of stockholder votes, including votes concerning the election of directors, by-law amendments, possible mergers, corporate control contests and other significant corporate transactions.

     o The Company operates in highly competitive markets. Some of the Company's competitors have a greater variety of merchandise, financial resources, services, personnel resources and competitive pricing than Lawson.

     o Those related to general economic conditions and market conditions in the markets and industries the Company serves. In the event of economic downturn Lawson could experience customer bankruptcies, reduced volume of business from its existing customers and lost volume due to customer plant shutdowns or consolidations.

     o The risks of war, terrorism, and similar hostilities may adversely affect operating results. In addition to having an impact on general economic conditions, events such as the attacks of September 11, 2001 and the recent conflict in Iraq may adversely affect revenues and Lawson's ability to service customers.

     The Company undertakes no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events or otherwise.

                                     PART I

ITEM 1.       BUSINESS.

Lawson Products, Inc. ("Lawson" or the "Company") was incorporated in Illinois in 1952 and reincorporated in Delaware in 1982. The Company has four reportable segments: (i) maintenance, repair and replacement distribution in the U.S.; (ii) international maintenance, repair and replacement distribution in Canada; (iii) original equipment manufacturer distribution and manufacturing in the U.S. and
(iv) international original equipment manufacturer distribution in the United Kingdom and Mexico. Please see Note O in the Notes to the Consolidated Financial Statements, included elsewhere in this Annual Report on Form 10-K, for additional information regarding segment results and sales by geographic regions.

OVERVIEW

         Lawson is an international distributor and marketer of systems, services and products to the industrial, commercial and institutional maintenance, repair and replacement ("MRO") marketplace. The Company also manufactures, sells and distributes specialized component parts to the original equipment marketplace ("OEM"), including automotive, appliance, aerospace, construction and transportation industries.

         Lawson markets its products primarily through a network of approximately 1,800 independent sales agents. In addition, Lawson also markets its products through inside sales representatives.


PRODUCTS

         The Company is a seller and distributor of systems, services and products to the MRO and OEM marketplaces. The Company also manufactures and distributes production and specialized component parts to the OEM marketplace. The Company offers over 900,000 expendable maintenance, repair and replacement products. These products may be divided into three broad categories: Fasteners, Fittings and Related Parts, such as screws, nuts, rivets and other fasteners; Industrial Supplies, such as hoses and hose fittings, lubricants, cleansers, adhesives and other chemicals, as well as files, drills, welding products and other shop supplies; and Automotive and Equipment Maintenance Parts, such as primary wiring, connectors and other electrical supplies, exhaust and other automotive parts. The Company estimates that these categories of products accounted for the following percentages of its total consolidated net sales for 2004, 2003 and 2002, respectively:

                                                             PERCENTAGE OF
                                                             CONSOLIDATED
                                                               NET SALES
                                                        ------------------------
                                                        2004      2003     2002
                                                        ----      ----     ----

Fasteners, Fittings and Related Parts................    44%      43%      44%
Industrial Supplies..................................    47       48       47
Automotive and Equipment Maintenance Parts...........     9        9        9
                                                        ----      --       --
                                                        100%     100%     100%

         Substantially all of the Company's MRO products are manufactured by others and must meet the Company's specifications. Approximately 90% of the Company's products are sold under the Company labels. Substantially all MRO products distributed by the Company are purchased by the Company in bulk and subsequently repackaged in smaller quantities. The Company regularly uses a large number of suppliers and has no long-term or fixed price contracts with any of them. Most of the Company's MRO products are purchased from several sources, and the Company believes that the loss of any single supplier would not significantly affect its operations. No single supplier accounted for more than 3% of the Company's purchases in 2004.

         In the OEM business, the Company sources most products based on customer specifications through a variety of domestic and international suppliers. A portion of OEM products are manufactured by the Company, primarily precision engineered machine parts. In addition to customer-oriented products, the OEM business provided supply chain management services such as in-plant inventory management and automatic re-stock programs.

MARKETS

         The Company's principal markets are as follows:

         In-Plant and Building Maintenance. This market includes facilities engaged in a broad range of manufacturing and processing activities, as well as institutions such as hospitals, universities, school districts and government units. The Company estimates that approximately 42% of 2004 net sales were made to customers in this market.

         Heavy Duty Equipment Maintenance. Customers in this market include operators of trucks, buses, agricultural implements, construction and road building equipment, mining, logging and drilling equipment and other off-the-road equipment. The Company estimates that approximately 24% of 2004 net sales were made to customers in this market.

         Original Equipment Manufacturers. This market includes supplying production lines engaged in a broad range of manufacturing and processing activities with component parts. The Company estimates that approximately 18% of 2004 net sales were made to customers in this market.

         Vehicle Maintenance and Transportation. Customers in this market include automobile service center chains, independent garages, automobile dealers, car rental agencies and other fleet operators. The Company estimates that approximately 16% of 2004 net sales were made to customers in this market.

         At December 31, 2004, the Company had approximately 295,000 customers, the largest of which accounted for approximately 1% of net sales during 2004. Sales were made through a force of approximately 1,800 independent sales representatives. Independent sales representatives are compensated on a commission basis and are responsible for repayment of commissions on their respective uncollectible accounts. Sale force management includes 44 regional managers who coordinate regional marketing efforts. The Company had approximately 1,390 employees at December 31, 2004.

         The Company's products are sold in all 50 states, the District of Columbia, Mexico, Puerto Rico, Canada and the United Kingdom. The Company believes that an important factor in its success is its ability to service customers promptly. During the past five years, more than 99.2% of all orders for stocked inventory were shipped to the customer within 24 hours after an order was received by the Company. This rapid delivery is facilitated by computer controlled order entry and inventory control systems in each general distribution center. Sales Representatives in the field are equipped with technology to automatically transmit customer orders. Customer orders are delivered by common carriers.

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

DISTRIBUTION AND MANUFACTURING FACILITIES

         The Company's MRO products are primarily stocked in and distributed from ten general distribution centers located in: Addison, Illinois; Reno, Nevada; Farmers Branch, Texas; Suwanee, Georgia; Fairfield, New Jersey; Mississauga, Ontario, Canada; Bradley Stoke (Bristol) England and Guadalajara,

Mexico; Vernon Hills, Illinois and Charlotte, North Carolina. OEM products are primarily stocked in and distributed primarily from five centers located in Des Plaines, Illinois; Memphis, Tennessee; Lenexa, Kansas; Portage, Wisconsin and Cincinnati, Ohio. Certain OEM products are manufactured at the Company's plant in Decatur, Alabama. In the opinion of the Company, all existing facilities are in good condition and are well maintained. All are being used substantially to capacity on a single shift basis, except the manufacturing facility in Decatur, Alabama which operates two shifts and the inbound facility in Des Plaines, Illinois, which operates two shifts. Further expansion of warehousing capacity may require new or expanded warehouses, some of which may be located in new geographical areas.

INTERNATIONAL OPERATIONS

         Approximately 9% of the Company's net sales came from international sales, primarily in Canada, the United Kingdom and Mexico.

         Canadian operations are conducted at the Company's 85,000 square foot general distribution center in Mississauga, Ontario, a suburb of Toronto. These operations constituted approximately 5% of the Company's net sales during 2004.

         Operations in the United Kingdom are conducted under the name of Assembly Component Systems Limited from a 10,000 square foot general distribution center in Bradley Stoke (Bristol) England. These operations constituted approximately 2% of the Company's net sales during 2004.

         Operations in Mexico are conducted under the name of Lawson Products de Mexico, S de R.L. de C.V. from a 10,000 square foot facility in Guadalajara, Mexico. These operations constituted approximately 2% of the Company's net sales during 2004.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers all of whose terms of office expire on May 10, 2005, are as follows:


                                                   YEAR FIRST
NAME AND PRESENT                                   ELECTED TO     OTHER OFFICES HELD
POSITION WITH COMPANY                    AGE     PRESENT OFFICE   DURING THE PAST FIVE YEARS
---------------------                    ---     --------------   --------------------------

Robert J. Washlow                         60          1999        Mr. Washlow has been Chairman of the Board and Chief
Chairman of the Board,                                            Executive Officer since August 1999.  Prior thereto,
Chief Executive Officer                                           Mr. Washlow was Executive Vice President-Corporate
and Director                                                      Affairs beginning in 1998 and served as Secretary
                                                                  beginning in 1985.  Mr. Washlow was a member of the
                                                                  Office of the President from 1999 to 2003.

Sidney L. Port                            94          2003        Mr. Port has been Vice Chairman of the Board since
Vice Chairman of the Board of                                     2003.  Prior thereto, Mr. Port was Chairman of the
Directors and Director                                            Executive Committee of the Board of Directors for
                                                                  more than five years.

Jeffrey B. Belford                        58          2004        Mr. Belford became Chief Operating Officer in 1999
President and Chief Operating Officer                             and President in 2004.  Mr. Belford was a member of
                                                                  the Office of the President from 1999 to 2003.
                                                                  Prior to 1999, Mr. Belford was Executive Vice
                                                                  President - Operations.

Roger F. Cannon                           56          2004        Mr. Cannon was elected Vice President, Field Sales
Executive Vice President, Field Sales                             Strategy and Development in 2004.  He was a member
Strategy and Development                                          of the Office of the President from 1999 to 2003.
                                                                  Prior to 1999, Mr. Cannon was Executive Vice President,
                                                                  Sales - Marketing from 1997-1999, and Vice President
                                                                  Central Field Sales from 1991-1997.

Thomas J. Neri                            53          2004        Mr. Neri was elected Executive Vice President,
Executive Vice President, Finance,                                Finance, Planning and Corporate Development; Chief
Planning and Corporate Development;                               Financial Officer and Treasurer in 2004.  Prior
Chief Financial Officer and Treasurer                             thereto, Mr. Neri was a business consultant from
                                                                  2000 to 2003.  From 1993 to 2000, Mr. Neri was
                                                                  President and Publisher of Pioneer Newspapers, Inc.,
                                                                  a subsidiary of Hollinger International, a publicly
                                                                  held international publishing company.

Neil E. Jenkins                           55          2004        Mr. Jenkins was elected Executive Vice President in
Executive Vice President; Secretary                               2004.  From 2000 to 2003 Mr. Jenkins served as
and General Counsel                                               Secretary and General Counsel of the Company.

Jerome Shaffer                            77          2004        Mr. Shaffer was elected Vice President and Special
Vice President and Special Advisor to                             Advisor to the Chief Executive Officer in 2004.  For
the Chief Executive Officer and                                   more than five years prior thereto, Mr. Shaffer was
Director                                                          Vice President and Treasurer of the Company.  Mr.
                                                                  Shaffer has been a director of the Company since 1987.




Joseph L. Pawlick                         62          2003        Mr. Pawlick was elected Senior Vice President,
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



AVAILABLE INFORMATION

The Company's internet address is: www.lawsonproducts.com. The Company makes available free of charge through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act and Section 16 reports as soon as reasonably practicable after such documents are electronically filed with the Securities and Exchange Commission. Our internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.

ITEM 2.       PROPERTIES.

         The Company owns two facilities located in Des Plaines, Illinois, (152,600 and 27,000 square feet, respectively). These buildings contain the Company's main administrative activities and an inbound warehouse facility that principally supports the Addison, Illinois facility and all Lawson distribution facilities for the MRO businesses. The Company also leases a facility in Des Plaines, Illinois (114,000 square feet). This building contains administrative and warehouse activities. Additional administrative, warehouse and distribution facilities owned by the Company are located in Addison, Illinois (90,000 square feet); Fairfield, New Jersey (61,000 square feet); Reno, Nevada (97,000 square feet); Suwanee, Georgia (105,000 square feet); Farmers Branch, Texas (54,500 square feet); and Mississauga, Ontario, Canada (85,000 square feet). The Company also leases administrative office space (25,300 square feet) in Independence, Ohio. Chemical products are distributed from an owned facility in Vernon Hills, Illinois (105,400 square feet) and welding products are distributed from an owned facility located in Charlotte, North Carolina (40,000 square feet). Administrative, warehouse and distribution facilities in Bradley Stoke (Bristol) England (10,000 square feet) are leased by the Company. Administrative and distribution facilities in Guadalajara, Mexico (10,000 square feet) are leased by the Company. Production components are distributed from leased facilities in Des Plaines, Illinois (21,400 square feet) Memphis, Tennessee, (26,300 square feet), Lenexa, Kansas (40,500 square feet), Portage, Wisconsin (18,000 square feet) and Cincinnati, Ohio (7,000 square feet). The Company owns a facility in Decatur, Alabama (61,000 square feet) from which it manufacturers and distributes production components. From time to time, the Company leases additional warehouse space near its present facilities. Management believes that the current facilities are adequate to meet its needs. See Item 1, "Business - Distribution and Manufacturing Facilities" for further information regarding the Company's properties.

ITEM 3.       LEGAL PROCEEDINGS.

         There is no material pending litigation to which the Company, or any of its subsidiaries, is a party or to which any of their property is subject.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
             AND ISSUER PURCHASES OF EQUITY SECURITIES.

         The Company's Common Stock is traded on the NASDAQ National Market System under the symbol of "LAWS." The approximate number of stockholders of record at December 31, 2004 was 746. The following table sets forth the high and low closing sale prices as reported on the NASDAQ National Market System during the last two years for the periods presented. The table also indicates the cash dividends for each outstanding share of common stock paid by the Company during such periods.


                                                     2004                                    2003
                                     -----------------------------------    ------------------------------------

                                                         CASH DIVIDENDS                           CASH DIVIDENDS
                                      HIGH      LOW      PAID PER SHARE        HIGH        LOW    PAID PER SHARE
                                      ----      ---      --------------        ----        ---    --------------

First Quarter                        $34.49     $28.61        $.18            $30.81      $23.04      $ .16
Second Quarter                        38.15      32.67         .18             28.48       24.40        .16
Third Quarter                         41.63      35.85         .18             29.87       25.76        .16
Fourth Quarter                        51.25      41.46         .18             34.74       27.47        .16


         The following table provides information about purchases that the Company made during the quarter ended December 31, 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.


                                                                                          MAXIMUM NUMBER (OR
                                                              TOTAL NUMBER OF SHARES      APPROXIMATE DOLLAR VALUE)
                     TOTAL NUMBER OF                          PURCHASED AS PART OF        OF SHARES THAT MAY YET BE
                     SHARES               AVERAGE PRICE       PUBLICLY ANNOUNCED          PURCHASED UNDER THE PLANS
PERIOD               PURCHASED            PAID PER SHARE      PLANS OR PROGRAMS           OR PROGRAMS
                     ----------------     -----------------   ------------------------    ----------------------------
October 1, 2004
through October
31, 2004.........        15,768                 $41.70               15,768                        590,790

November  1,
2004 through
November 30, 2004        13,940                 $46.28               13,940                        576,850

December 1, 2004
through December
31, 2004.........        39,687                 $50.24               39,687                        537,163


ITEM 6.       SELECTED FINANCIAL DATA.

         The following selected financial data should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto included elsewhere in this Annual Report. The income statement data and balance sheet data is for, and as of the end of each of, the years in the five-year period ended December 31, 2004, are derived from the audited Financial Statements of the Company.

         (dollars in thousands, except per share data)


                                                        PERCENT
                                               2004      CHANGE        2003         2002        2001         2000
                                           -----------  --------   -----------  ----------- -----------  -----------

Net Sales(1)                                 $419,652        7.9%    $389,091     $387,456    $379,407     $348,967
Income Before Income Taxes(2)                  33,438       34.3%      24,892       23,189      17,142       47,566
Net Income(3)                                  21,425       32.3%      16,196       12,447       8,787       28,136
Per Share of Common Stock:
  Basic Net Income                              $2.28       33.3%       $1.71        $1.30       $0.91        $2.85
  Diluted Net Income                             2.27       33.5%        1.70         1.30        0.91         2.85


Total Assets                                  260,550        5.5%     246,943      225,831     234,206      222,721
Noncurrent Liabilities                         37,271        1.5%      36,714       31,765      40,520       28,946
Stockholders' Equity                          180,332        4.0%     173,351      162,343     159,898      159,912


Return on Average Equity (percent)               12.0       25.0%         9.6          7.7         5.4         18.6
Return on Assets (percent)                        8.2       25.4%         6.6          5.5         3.8         12.6
Stockholders' Equity per share(4)               19.16        4.9%       18.26        16.96       16.51        16.22
Cash Dividends Declared                          0.72        9.1%        0.66         0.64        0.64         0.60
Basic Weighted Average Shares
0utstanding                                     9,410       (0.9)%       9,492        9,570       9,685        9,860
Diluted Weighted Average Shares
Outstanding                                     9,430       (0.9)%       9,511        9,596       9,708        9,874

---------------
1  Net sales for 2004, 2003, 2002 and 2001 were also positively impacted by the acquisition of the North American Industrial Products and Kent Automotive
   Divisions of Premier Farnell PLC in March 2001.


2 During 2003 the Company recorded a $2,789 pretax loss related to the sale of Lawson Products Limited, the Company's former UK subsidiary. In 2001, income before taxes included charges of $11,881 related to the write-off of capitalized software and implementation costs related to an enterprise information system project which the Company decided to discontinue as well as a promotional program related to the acquisition of Premier Operations.
   During 2000, the Company recorded a gain of $3,502 as a result of the sale of the Company's interest in a real estate investment.


3 In 2003, the income tax expense included a $2,157 reduction to reflect the partial utilization of a capital loss generated by the sale of the Company's former UK subsidiary. In 2003 and 2002, the Company recorded $1,477 and $421 respectively, after tax, of charges for compensation arrangements related to management personnel reductions. The Company adopted SFAS No. 142 as of January 1, 2002. Therefore, the Company discontinued amortization of goodwill for 2002 and thereafter. Net income for 2001 was reduced by $731 related to goodwill amortization. In 2001, the Company recorded charges for the write-off of capitalized software and implementation costs related to an enterprise information system project which the Company decided to discontinue as well as a promotional program related to the acquisition of Premier operations. Together, these charges reduced net income by $7,159.
   During 2000, the Company recorded a gain of $2,136 as a result of the sale of the Company's interest in a real estate investment.


4 These per share amounts were computed using basic weighted average shares outstanding for all periods presented.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.



SUMMARY  OF FINANCIAL PERFORMANCE
                                    2004        % OF SALES       2003        % OF SALES       2002        % OF SALES
------------------------------- -------------- ------------- -------------- ------------- -------------- -------------
(Dollars in thousands, except per share data)
Net sales                          $419,652       100.0%        $389,091       100.0%         $387,456      100.0%
Cost of goods sold                  155,971        37.2          141,124        36.3           137,129       35.4
                                   --------       -----         --------       -----          --------      -----
Gross Profit                        263,681        62.8          247,967        63.7           250,327       64.6
Operating expenses                  232,870        55.5          225,226        57.9           228,516       59.0
                                   --------       -----         --------       -----          --------      -----
Operating income                     30,811         7.3           22,741         5.8            21,811        5.6
Other                                 2,627         0.6            2,151         0.6             1,378        0.4
                                   --------       -----         --------       -----          --------      -----
Income before taxes                  33,438         8.0           24,892         6.4            23,189        6.0
Income tax expense                   12,013         2.9            8,696         2.2            10,742        2.8
                                   --------       -----         --------       -----          --------      -----
Net Income                          $21,425         5.1%         $16,196         4.2%          $12,447        3.2%
                                   ========       =====         ========       =====          ========      =====

Diluted earnings per share            $2.27                        $1.70                         $1.30


Total assets                        260,550                      246,943                       225,831
  Return on assets                     8.2%                         6.6%                          5.5%
Stockholders' equity (%)            180,332                      173,351                       162,343
  Return on avg. equity  (%)          12.0%                         9.6%                          7.7%


Lawson achieved solid financial results in 2004, including record sales of approximately $420 million. The Company effectively managed costs, resulting in strong operating income leverage and earnings growth. For 2004, net income per share increased by 33.5% to $2.27 per share from $1.70 per share in 2003.

Management's discussion and analysis of operating results below focuses on the MRO and OEM businesses. These businesses represent the domestic and international segments of the respective businesses. For additional information on the Company's segment reporting, refer to Note O--Segment Reporting in the Notes to Consolidated Financial Statements.

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

Revenues and Gross Profit
-------------------------

Net sales increased by $30.6 million to $419.7 million in 2004 compared to $389.1 million in 2003, a 7.9% increase.

The following table presents the Company's net sales results for its MRO and OEM businesses for the past two years:

                                                2004             2003
                                                ----             ----
                              MRO               $337.9          $321.0
                              OEM                 81.8            68.1
                                             ------------    -------------
                                                $419.7          $389.1
                                             ============    =============



MRO sales grew by $16.9 million or 5.3% in 2004. Increases in average unit selling prices were the primary driver of MRO sales growth in 2004. Changes in product sales mix and the effects of selling price increases contributed to the increase in average unit selling prices in 2004. MRO sales increase was also due to enhanced account penetration, growth in government programs, and an improved business climate.

OEM sales grew by $13.7 million or 20.1% in 2004 compared to 2003, driven by domestic and international growth. The OEM business added new customers and increased sales to existing customers in 2004.

Gross profit increased by $15.7 million or 6.3%, to $263.7 million in 2004 compared to $248.0 million in 2003. As a percent of sales, gross profit decreased to 62.8% in 2004 from 63.7% in 2003. The decline in overall gross profit margins is primarily related to the rapid sales growth in the OEM lower margin segment. As discussed above, OEM segment sales increased at a 20.1% rate in 2004 compared to 5.3% in the MRO segment, having the effect of reducing consolidated gross profit margins compared to 2003.

MRO segment gross profit margins increased from 71.3% in 2003 to 71.8 % in 2004. As a result of price increases implemented in 2004, average selling prices increased and drove gross profit margins higher.

Operating Expenses and Operating Income
---------------------------------------

Operating expenses increased by 3.4% or $7.6 million to $232.9 million in 2004 compared to $225.2 million in 2003. The increase in operating expenses is primarily the result of higher compensation costs, including a $2.6 million charge for Stock Appreciation Rights, reflecting the accounting for the impact of the 51.8% increase in Lawson's stock price from $33.07 at December 31, 2003 to $50.19 at December 31, 2004. Other compensation costs increased, including sales commissions, as a result of higher MRO sales in 2004.

As a percentage of sales, operating expenses decreased from 57.9% in 2003 to 55.5% in 2004, primarily as the result of productivity improvements and the Company's ability to leverage its operating cost infrastructure over a larger revenue base.

Operating income increased by 35.5% in 2004 to $30.8 million. This increase is the result of net sales increases and improved operating expense leverage, offset somewhat by lower consolidated gross profit margins.

Other Income and Expense
------------------------

Other income consists primarily of rental income from the Company's investment in a real estate partnership, as well as other miscellaneous income and expenses. For 2004, other income increased by $0.5 million as a result of life insurance death benefits paid to the Company.

Provision for Income Taxes
--------------------------

The effective tax rates for 2004 and 2003 were 35.9% and 34.9%, respectively. In 2004, the effective tax rate included the impact of $1.9 million of tax free proceeds from executive life insurance. In 2003, the effective tax rate included the effect of a $2.2 million tax provision reduction to reflect the partial utilization of a capital loss carryback generated by the 2003 sale of the Company's MRO business in the United Kingdom.

Net Income
----------

Net income increased by $5.2 million or 32.3% to $21.4 million in 2004 from $16.2 million in 2003. The factors that affected net income comparisons have been discussed above. Per share net income comparisons were positively impacted by the Company's share repurchase program.


YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

Revenues and Gross Profit
-------------------------

The following table presents the Company's net sales results for its MRO and OEM businesses for 2003 and 2002:

                                                 2003            2002
                                                 ----            ----
                              MRO               $321.0           $323.4
                              OEM                 68.1             64.1
                                             -------------    ------------
                                                $389.1           $387.5



Net sales increased by $ 1.6 million, or 0.4 % in 2003 compared to 2002. The table above illustrates that OEM sales increased $ 4.0 million (6.2%) in 2003 while MRO sales declined $ 2.4 million (0.7 %). In the OEM segment, the Company increased key account penetration and expanded its international business. Overall, international sales growth in the OEM segment offset a slight decline in U.S. OEM sales in 2003. The MRO segment continued to face difficult market conditions in 2003, particularly in the United States. MRO sales gains in Canada for 2003 were offset by sales declines in domestic MRO business in 2003.

Gross profit decreased by $2.3 million, or 0.9%, to $248.0 million during 2003 from $250.3 million in 2002. This decrease resulted partially from product mix, as the Company sold a lower percentage of MRO products as a percentage of total sales in 2003 as compared to 2002. In 2003, MRO gross profit was 71.3% of sales, compared to 72.4% in 2003. OEM gross profit margins increased in 2003 to 28.8% of sales, compared to 25.3% in 2002.

Operating Expenses and Operating Income
---------------------------------------

Operating expenses decreased by $3.3 million, or 1.4%, to $225.2 million (57.9% of sales) in 2003 from $228.5 million (59.0% of sales) in 2002. The decline in operating expenses was attributable to the Company's continuing efforts to contain and reduce costs. Lower sales agent compensation and benefit costs more than offset increases in other expenses, principally wages and a loss of approximately $2.8 million in connection with the sale of the MRO operations of the Company's former UK subsidiary. The decrease in sales agent compensation and benefits resulted principally from the expiration of a special promotional program ending in the second quarter of 2002.

Operating income increased by $0.9 million, or 4.3%, to $22.7 million in 2003 from $21.8 million in 2002. The increase resulted primarily from lower operating expenses noted above, partially offset by lower gross profit and higher other charges.

Other Income and Expense
------------------------

Other income consists primarily of rental income. For 2003, other income increased by $0.8 million primarily due to the consolidation of the Company's investment in a real estate partnership beginning in July of 2003.

Provision for Income Taxes
--------------------------

The effective income tax rates were approximately 34.9% and 46.3%, respectively, for 2003 and 2002. The decrease in the effective tax rate was primarily attributable to a $2.2 million reduction of the income tax provision to reflect the partial utilization of a capital loss carryback generated by the 2003 sale of Lawson Products Limited, the Company's former subsidiary in the United Kingdom.

Net Income
----------

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

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operations and an unused $50 million unsecured line of credit (entered into in February 2001) have been sufficient to fund operating requirements, cash dividends and capital improvements. Cash flows from operations and the line of credit are also expected to finance the Company's future growth.

Cash flows provided by operations for 2004, 2003 and 2002 were $25.8 million, $27.9 million and $29.7 million, respectively. The decline in 2004 was principally attributable to increasing operating assets, primarily accounts receivable and inventory, more than offsetting the $ 5.2 million increase in net income. The decline in 2003 from 2002 was due primarily to increasing operating assets, primarily accounts receivable and cash value of life insurance more than offsetting the $3.7 million increase in net income. Working capital at December 31, 2004 and 2003 was approximately $ 115.0 million and $ 107.9 million, respectively. At December 31, 2004 the current ratio was 3.7 to 1 as compared to
3.9 to 1 at December 31, 2003.

Over the past three years, the Company has made the following purchases of its common stock:

Year Purchased   Shares Purchased    Cost (In millions) Year Authorized by Board
---------------- ------------------- ------------------ ------------------------
     2004         249,236              $9.6                  2000
     2003          20,186               0.6                  2000
     2002         196,250               5.6                1999/2000


In October 2004, the Company's Board of Director's authorized the purchase of up to 500,000 shares of the Company's common stock in addition to that previously authorized. There is no expiration relative to this authorization. At December 31, 2004, 500,000 shares were available for purchase pursuant to the 2004 authorization and 37,163 shares were available for purchase pursuant to the 2000 Board authorization. Funds to purchase these shares were provided by investments and cash flows from operations.

Additions to property, plant and equipment were $ 3.8 million, $5.7 million and $6.7 million, respectively, for 2004, 2003 and 2002. Capital expenditures were principally related to improvement of existing facilities and the purchase of related equipment as well as the development of software. For 2004, the Company incurred lower facility expansion expenditures as compared to prior years.

Future contractual obligations consisted of the following at December 31, 2004:


(In thousands)                                                                           2010 and
                                            2005      2006      2007      2008     2009  thereafter      Total
--------------------------------------- --------- --------- --------- --------- -------- ----------- ----------
Rents                                     $3,502    $2,936    $2,488    $1,685   $1,482      $2,256    $14,349
Mortgage payable                           1,573         -         -         -        -           -      1,573
Deferred compensation                        733       614       349       326      155      13,007     15,184
Security bonus plan (1)                        -         -         -         -        -      21,528     21,528
--------------------------------------- --------- --------- --------- --------- -------- ----------- ----------
Total contractual cash                    $5,808    $3,550    $2,837    $2,011   $1,637     $36,791    $52,634
obligations
--------------------------------------- --------- --------- --------- --------- -------- ----------- ----------

(1)      Payments to beneficiaries of the security bonus plan are made on a lump sum basis at time of retirement.
         No such obligations exist at December 31, 2004.


BUSINESS DISPOSALS

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

Impact of Inflation and Changing Prices: The Company has historically been able to pass on to its customers most increases in product costs. Accordingly, gross margins have not been materially impacted. The impact from inflation has historically been more significant on the Company's fixed and semi-variable operating expenses, primarily wages and benefits, although to a lesser degree in recent years due to moderate inflation levels.

Although the Company expects that future costs of replacing warehouse and distribution facilities will rise due to inflation, such higher costs are not anticipated to have a material effect on future earnings.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company, through its foreign subsidiaries, distributes products in Canada, the United Kingdom and Mexico. As a result, the Company is from time to time exposed to market risk relating to the impact of foreign currency exchange rates. A hypothetical 10% adverse movement in exchange rates would increase income by $38,000 in 2004 to offset the loss by the foreign subsidiaries.

         The Company had no loans outstanding as of December 31, 2004 under its revolving line of credit.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The following information is presented in this report:

                  Report of Independent Registered Public Accounting Firm

                  Consolidated Balance Sheets as of December 31, 2004 and 2003.

                  Consolidated Statements of Income for the Years ended December 31, 2004, 2003 and 2002.

                  Consolidated Statements of Changes in Stockholders' Equity for the Years ended December 31, 2004, 2003 and 2002.

                  Consolidated Statements of Cash Flows for the Years ended December 31, 2004, 2003 and 2002.

                  Notes to Consolidated Financial Statements.

                  Schedule II

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors
Lawson Products, Inc.

We have audited the accompanying consolidated balance sheets of Lawson Products, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at
Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lawson Products, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

As discussed in Note B to the financial statements, in 2003 the Company changed its method of accounting for its investment in a real estate partnership.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Lawson Products, Inc. and subsidiaries internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2005 expressed an unqualified opinion thereon.



                                                     /s/Ernst & Young LLP

Chicago, Illinois
March 10, 2005



                              LAWSON PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEETS


(Dollars in Thousands)                                                                   DECEMBER 31,
                                                                         ---------------------------------------------
                                                                                  2004                   2003
                                                                           ------------------     ------------------

Assets
Current assets:
      Cash and cash equivalents                                              $     28,872             $     23,555
      Accounts receivable, less allowance for doubtful
      accounts
         (2004 -$1,986, 2003 - $2,121)                                             52,129                   47,972
      Inventories                                                                  65,687                   59,817
      Miscellaneous receivables                                                     2,081                    4,773
      Prepaid expenses                                                              7,479                    6,666
      Deferred income taxes                                                         1,729                    1,975
                                                                         ------------------------ --------------------
         Total Current Assets                                                     157,977                  144,758
                                                                         ------------------------ --------------------
Property, plant and equipment, at cost, less allowances for
    depreciation and amortization (2004 - $58,837; 2003 - $58,692)                 42,452                   44,905
                                                                         ------------------------ --------------------

Other assets:
      Cash value of life insurance                                                 15,089                   13,201
      Deferred income taxes                                                        14,779                   13,201
      Goodwill, less accumulated amortization                                      28,649                   28,649
      Other intangible assets, less accumulated amortization
          (2004 - $1,335; 2003 - $1,219)                                            1,365                    1,481
      Other                                                                           239                      748
                                                                         ------------------------ --------------------
                                                                                   60,121                   57,280
                                                                         ------------------------ --------------------
                                                                             $    260,550             $    246,943
                                                                         ======================== ====================

Liabilities and Stockholders' Equity
Current liabilities:
      Accounts payable                                                     $        8,746           $        8,240
      Accrued expenses and other                                                   32,628                   27,176
      Current portion of long term debt                                             1,573                    1,462
                                                                         ------------------------ --------------------
         Total Current Liabilities                                                 42,947                   36,878
                                                                         ------------------------ --------------------
Noncurrent liabilities and deferred credits:
      Accrued liability under security bonus plans                                 21,528                   20,823
      Long term debt                                                                   --                    1,573
      Deferred compensation and other liabilities                                  15,743                   14,318
                                                                         ------------------------ --------------------

                                                                                   37,271                   36,714
                                                                         ------------------------ --------------------
Stockholders' equity:
      Preferred Stock, $1 par value: Authorized - 500,000
      shares;
        Issued and outstanding - None                                                   --                        --
      Common Stock, $1 par value: Authorized - 35,000,000
      shares;
        Issued - 2004- 9,280,935 shares; 2003 - 9,493,511                           9,281                    9,494
        shares
      Capital in excess of par value                                                3,467                    2,667
Retained earnings                                                                 167,187                  161,831
                                                                         ------------------------ --------------------
                                                                                  179,935                  173,992
Accumulated other comprehensive income (loss)                                         397                    (641)
                                                                         ------------------------ --------------------
Stockholders' equity                                                              180,332                  173,351
                                                                         ------------------------ --------------------
                                                                            $     260,550            $     246,943
                                                                         ======================== ====================


                 See notes to consolidated financial statements




                              LAWSON PRODUCTS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                        YEAR ENDED DECEMBER 31,
                                                       -------------------------------------------------------
                                                               2004               2003                   2002
                                                       ----------------    ---------------        --------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales                                                   $  419,652          $389,091              $387,456
Cost of goods sold                                             155,971           141,124               137,129
                                                       -------------------------------------------------------
Gross profit                                                   263,681           247,967               250,327

Selling, general and administrative expenses                   231,762           221,189               226,571
Other charges                                                       --             2,459                   360
Provision for doubtful accounts                                  1,108             1,578                 1,585
                                                       -------------------------------------------------------
     Operating Income                                           30,811            22,741                21,811
                                                       -------------------------------------------------------

Interest and dividend income                                       122               194                    53
Interest expense                                                 (184)              (131)                 (154)
Other income - net                                               2,689             2,088                 1,479
                                                       -------------------------------------------------------
                                                                 2,627             2,151                 1,378
                                                       -------------------------------------------------------

     Income Before Income Taxes                                 33,438            24,892                23,189

Income tax expense                                              12,013             8,696                10,742
                                                       -------------------------------------------------------

          Net Income                                         $  21,425         $  16,196              $ 12,447
                                                       =======================================================

Net Income Per Share of Common Stock:
     Basic                                                 $      2.28        $     1.71             $    1.30
                                                       =======================================================
     Diluted                                               $      2.27        $     1.70             $    1.30
                                                       =======================================================


                 See notes to consolidated financial statements




                              LAWSON PRODUCTS, INC.
                         CHANGES IN STOCKHOLDERS' EQUITY
                             CONSOLIDATED STATEMENTS


                                                                                                   ACCUMULATED
                                                 COMMON           CAPITAL                             OTHER
(DOLLARS IN THOUSANDS)                           STOCK,        IN EXCESS OF       RETAINED        COMPREHENSIVE     COMPREHENSIVE
                                           $1 PAR VALUE          PAR VALUE         EARNINGS        INCOME (LOSS)       INCOME
                                           ------------        -------------  ----------------  ------------------ ----------

Balance at January 1, 2002                         $9,629              $913          $151,554           $(2,198)   $         --

Net income                                                                             12,447                             12,447

Other comprehensive loss, net of tax:
  Adjustment for foreign currency translation                                                               165              165
                                                                                                                   -------------

Comprehensive income for the year                                                                                  $      12,612
                                                                                                                   =============

Cash dividends declared                                                               (6,115)

Stock issued under employee stock plans                   61          1,510

Purchase and retirement of common stock                 (196)           (36)          (5,391)
------------------------------------------ ------------------- -------------- ----------------- ------------------ ----------------

Balance at December 31, 2002                           9,494          2,387          152,495             (2,033)
------------------------------------------ ------------------- -------------- ----------------- ------------------ ----------------

Net income                                                                            16,196                       $      16,196

Other comprehensive income, net of tax:
  Adjustment for foreign currency                                                                         1,392            1,392
                                                                                                                   -------------
translation

Comprehensive income for the year                                                                                  $      17,588
                                                                                                                   =============

Cash dividends declared                                                              (6,265)

Stock issued under employee stock plans                   20            285

Purchase and retirement of common stock                  (20)            (5)           (595)
------------------------------------------ ------------------- -------------- ----------------- ------------------ ----------------

Balance at December 31, 2003                           9,494          2,667          161,831               (641)
------------------------------------------ ------------------- -------------- ----------------- ------------------ ----------------

Net income                                                                            21,425                       $      21,425

Other comprehensive income, net of tax:
  Adjustment for foreign currency                                                                         1,038            1,038
                                                                                                                   -------------
translation

Comprehensive income for the year                                                                                  $      22,463
                                                                                                                   =================

Cash dividends declared                                                              (6,751)

Stock issued under employee stock plans                   36            884

Purchase and retirement of common stock                (249)           (84)          (9,318)
------------------------------------------ ------------------- -------------- ----------------- ------------------ ----------------

Balance at December 31, 2004                         $9,281          $3,467         $167,187               $397
------------------------------------------ ------------------- -------------- ----------------- ------------------ ----------------

                  See notes to consolidated financial statement




                              LAWSON PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


(Dollars in Thousands)                                                  YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------------------------
                                                              2004               2003                 2002
                                                       ----------------    ---------------     -----------------
Operating activities
  Net income                                                 $ 21,425        $  16,196            $   12,447
  Adjustments to reconcile net income to net cash
     provided by operating activities:
         Depreciation                                           5,299            5,359                 5,506
         Amortization                                           1,393            1,744                 1,321
         Provision for allowance for doubtful accounts          1,108            1,578                 1,585
         Deferred income taxes                                 (1,775)            (476)               (2,177)
         Deferred compensation and security bonus plans         5,060            5,466                 2,704
         Payments under deferred compensation
               and security bonus plans                        (2,832)          (2,099)               (1,635)
          Income from investments in real estate                 ---              (360)                 (600)
          Changes in operating assets and liabilities:
               Accounts receivable                             (5,265)          (5,888)                1,165
               Inventories                                     (5,870)           4,902                 1,692
               Prepaid expenses and other assets                  (89)          (2,678)                5,557
               Accounts payable and accrued expenses            5,998            3,176                 1,958
          Other                                                 1,383              991                   129
                                                        -----------------------------------------------------
Net Cash Provided by Operating Activities                      25,835           27,911               29,652
                                                        -----------------------------------------------------

Investing activities
     Additions to property, plant and equipment                (3,784)          (5,734)               (6,655)
     Other                                                        250              286                   756
                                                        -----------------------------------------------------
     Net Cash Used in Investing Activities                    ( 3,534)          (5,448)               (5,899)
                                                        -----------------------------------------------------


Financing Activities
     Proceeds from revolving line of credit                       ---            4,000                36,500
     Payments on revolving line of credit                         ---           (4,000)              (50,500)
     Payments on mortgage payable                              (1,462)            (805)                  ---
     Purchases of common stock                                 (9,651)            (620)               (5,623)
     Proceeds from exercise of stock options                      920              305                 1,571
     Dividends paid                                            (6,791)          (6,075)               (6,138)
                                                        -----------------------------------------------------
     Net Cash Used in Financing Activities                    (16,984)          (7,195)              (24,190)
                                                        -----------------------------------------------------
          Increase (Decrease) in Cash and Cash Equivalents      5,317           15,268                  (437)
     Cash and Cash Equivalents at Beginning of Year            23,555            8,287                 8,724
                                                        -----------------------------------------------------

          Cash and Cash Equivalents at End of Year           $ 28,872          $23,555               $ 8,287
                                                        =====================================================



                 See notes to consolidated financial statements


                              LAWSON PRODUCTS, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS)

NOTE A - DESCRIPTION OF BUSINESS

         Lawson Products, Inc. is an international seller and distributor of systems, services and products to the industrial, commercial and institutional maintenance, repair and replacement marketplace. The Company also manufactures, sells and distributes production and specialized component parts to the original equipment marketplace ("OEM").

NOTE B - SUMMARY OF MAJOR ACCOUNTING POLICIES
         Principles of Consolidation: The accompanying consolidated financial statements include the accounts and transactions of the Company and its wholly owned and majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

         Revenue Recognition: Sales and associated cost of goods sold are recognized when products are shipped and title passes to customers.

         Shipping and Handling Fees and Costs: Costs related to shipping and handling fees are included on the Income Statement in the caption Selling, general and administrative expenses and totaled $11,565, $11,159 and $11,898 in 2004, 2003 and 2002, respectively.

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

         Inventories: Inventories which consist of principally finished goods are stated at the lower of cost (first-in, first-out method) or market. (See Note E)

         Property, Plant and Equipment: Provisions for depreciation and amortization are computed by the straight-line method for buildings using useful lives of 20 to 30 years and by the double declining balance method for machinery and equipment, furniture and fixtures and vehicles using useful lives of 3 to 10 years.

         Investment Tax Credits: Investment tax credits on assets leased to others are deferred and amortized over the useful life of the related asset.

         Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

         Stock Options: Stock options are accounted for under Accounting Principles Board Opinion No. 25 (APB 25), "Accounting For Stock Issued to Employees." Under APB 25, the Company uses the intrinsic value method where no compensation expense is recognized because the exercise price of the stock options granted equals the market price of the underlying stock at the date of grant.

         The following table shows the effect on net income and earnings per share if the Company had applied the fair value recognition provision of FASB Statement No. 123, "Accounting for Stock-Based Compensation."

                                            2004           2003          2002
--------------------------------------------------------------------------------
Net income - as reported                 $ 21,425           $16,196     $12,447
Deduct: Total stock based
     employee compensation
     expense determined under
     fair value method, net of tax             (6)              (27)        (38)
--------------------------------------------------------------------------------
Net income - pro forma                     21,419            16,169      12,409
Basic earnings per share - as reported       2.28              1.71        1.30
Diluted earnings per share - as reported     2.27              1.70        1.30

Basic earnings per share - pro forma         2.28              1.70        1.30
Diluted earnings per share - pro forma       2.27              1.70        1.29

         For purposes of pro forma disclosures, the estimated fair value of options granted is amortized as an expense over the option's vesting period. The pro forma effect on net income is not representative of the pro forma effect on net income in future years because grants made in 1996 and later years have an increasing vesting period.

         Goodwill and Other Intangibles: Goodwill represents the cost of business acquisitions in excess of the fair value of identifiable net tangible assets acquired. (See Note G)

         Foreign Currency Translation: The financial statements of foreign entities have been translated in accordance with Statement of Financial Accounting Standards No. 52 and, accordingly, unrealized foreign currency translation adjustments are reflected as a component of stockholders' equity. Realized foreign currency transaction gains and losses were not significant for the years ended December 31, 2004, 2003 and 2002.

         Income Per Share: Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options.

         Reclassifications: Certain amounts have been reclassified in the 2003 and 2002 financial statements to conform with the 2004 presentation.

NOTE C - BUSINESS COMBINATION

Sale of Lawson Products Limited, UK Subsidiary:
In the fourth quarter of 2003, the Company sold its UK subsidiary, Lawson Products Limited, engaged primarily in the business of MRO sales, to a third party for approximately $647. The purchase price is in the form of a note payable to the Company over two years. Prior to the sale, the Company transferred certain assets and liabilities related to the OEM portion of this business to a newly formed subsidiary, Assembly Components Systems Limited. The sale of Lawson Products Limited resulted in a pre-tax loss of approximately $2,789, largely related to inventory write-offs and termination costs associated with the sale. This loss is classified in Selling, general and administrative expenses in the statement of income. This business was part of the Company's OEM International distribution segment.

The sale also generated approximately $22,441 in capital losses for tax purposes. The Company was able to carryback $6,163 of the capital loss to offset capital gains in prior years tax returns. The effect of the carryback resulted in $2,157 of tax benefit in 2003 for financial statement purposes. A valuation allowance has been provided for the remainder of the capital loss due to the uncertainty of utilization.

NOTE D - OTHER CHARGES

         In 2003, the Company recorded charges totaling $2,459 for severance payable to several members of management. Benefits of $1,175 and $422 were paid in 2004 and 2003 respectively. The remaining benefits will be paid through 2006.

         During 2002, the Company recorded a charge of $568 for severance payable to several members of management and a $208 adjustment to the reserve resulting from a severance settlement. Benefits of $92 and $155 were paid in 2004 and 2003 respectively. The remaining benefits will be paid in future years.

The table below shows an analysis of the Company's reserves for other charges:

                                    Severance
Description of Item                 and Related
                                    Expenses
-----------------------------------------------
Balance January 1, 2002             $1,458
Charged to earnings 2002               568
Cash paid in 2002                     (942)
Non-cash utilization                   ---
Adjustment to reserves                (208)
-----------------------------------------------
Balance December 31, 2002              876
Charged to earnings 2003             2,459
Cash paid in 2003                     (859)
-----------------------------------------------

Balance December 31, 2003            2,476
Cash paid in 2004                   (1,434)
-----------------------------------------------
Balance December 31, 2004           $1,042
===============================================

NOTE E - INVENTORIES

         The following is a summary of inventories and reserve for excess and obsolete inventory.

                                                      2004               2003
--------------------------------------------------------------------------------
Inventories                                     $    68,759           $  64,958
Reserve for excess and obsolete inventory            (3,072)             (5,141)
--------------------------------------------------------------------------------
                                                $    65,687           $  59,817
================================================================================


NOTE F - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of:

                                                      2004              2003
--------------------------------------------------------------------------------
Land                                              $   8,472             $ 8,389
Buildings and improvements                           51,839              51,556
Machinery and equipment                              30,084              30,143
Furniture and fixtures                                5,611               5,749
Vehicles                                                359                 432
Capitalized software                                  4,372               6,771
Construction in progress                                552                 557
-------------------------------------------------------------------------------
                                                    101,289             103,597
Accumulated Depreciation and amortization           (58,837)            (58,692)
-------------------------------------------------------------------------------
                                                  $  42,452           $  44,905
===============================================================================

NOTE G- GOODWILL AND OTHER INTANGIBLES

         The Company adopted FASB statement No. 142 "Goodwill and Other Intangibles" as of January 1, 2002. The Company performed its annual impairment test in the fourth quarter of 2004 and determined the Company's goodwill was not impaired.

Intangible assets subject to amortization were as follows:



                                   Gross            Accumulated     Net Carrying
December 31, 2004                  Balance          Amortization       Amount
--------------------------------------------------------------------------------
Trademarks and tradenames          $1,747             $935               $812
Customer lists                        953              400                553
--------------------------------------------------------------------------------
                                   $2,700           $1,335             $1,365
================================================================================


                                   Gross            Accumulated     Net Carrying
December 31, 2003                  Balance          Amortization       Amount
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
================================================================================


         Trademarks and tradenames are being amortized over a weighted average
15.14 years. Customer lists are being amortized over 13.96 years. Amortization expense, all of which was included in the MRO distribution segment, for the intangible assets was $116, $518 and $377 in 2004, 2003 and 2002, respectively. Amortization expense for each of the next five years is estimated to be $83 per year.


NOTE H - ACCRUED EXPENSES AND OTHER

         Accrued expenses and other liabilities consist of the following:

                                                     2004               2003
---------------------------------------------- --------------- -----------------
Salaries, commissions and other compensation      $11,369            $ 6,802
Accrued other charges                               1,042              2,476
Accrued and withheld taxes, other than income
  taxes                                             2,644              2,591
Accrued profit sharing contributions                3,626              3,448
Accrued stock performance rights                    2,081                654
Accrued self-insured health benefits                1,560              1,800
Cash dividends payable                              1,670              1,709
Other                                               8,636              7,696
---------------------------------------------- --------------- -----------------
                                                  $32,628            $27,176
============================================== =============== =================

NOTE I - LONG TERM DEBT

On July 1, 2003, the Company adopted FIN No. 46 which has resulted in the Company's consolidated of an investment in a limited partnership which owns an office building in Chicago, Illinois. In conjunction with the consolidation of its investment, the Company has recorded long-term debt, which represents a non-recourse mortgage payable relative to the building. The interest rate of the non-recourse mortgage payable is 7.315%, with a maturity date of December 31, 2005. The building and the land have a net carrying value of $4,184, which are included in property, plant and equipment. The remaining assets, none of which are significant, are recorded in other assets.

The Company's mortgage obligations in effect at December 31, 2004 and 2003, with respect to this office building, amounted to approximately $1,573 and $3,035, respectfully. Mortgage payments are payable as follows: 2005-$1,573. Interest expense related to the mortgage totaled $171 and $124 in 2004 and 2003, respectfully.

On February 21, 2001, the Company entered into a $50 million unsecured multi-currency line of credit. The Company had no loans outstanding under the line at December 31, 2004 and 2003. Amounts outstanding under the line carry interest at 1.5% below the prime rate or .75% over LIBOR. The line matures on February 21, 2006. The line requires the Company to meet certain covenants, all of which were met on December 31, 2004. The Company paid interest of $0, $7 and $220, respectively, in 2004, 2003 and 2002.

NOTE J - STOCK PLANS

The Incentive Stock Plan (Plan), provides for the issuance of shares of Common Stock to non-employee directors, officers and key employees pursuant to stock options, stock performance rights (SPRs), stock purchase agreements and stock awards. As of December 31, 2004, 519,327 shares of Common Stock were available for issuance under the Plan.

In 2003 and 2002, the Company granted SPRs pursuant to the Plan. These SPRs have exercise prices ranging from $24.64 to $33.15 per share. These SPRs vest at 20% per year and entitle the recipient to receive a cash payment equal to the excess of the market value of the Company's common stock and the SPR price when the SPRs are surrendered. Compensation expense for the SPRs in 2004, 2003 and 2002 was $2,620, $410 and $244, respectively.

Additional information with respect to SPRs is summarized as follows:

                                               Average SPR
                                             Exercise Price         # of SPR's
------------------------------------------- ------------------ -----------------
Outstanding January 1, 2002 (1)                   $ 26.90            230,350
Granted (2)                                         30.74             18,000
------------------------------------------- ------------------ -----------------
Outstanding December 31,  2002                      27.18            248,350
Granted (3)                                         27.85             31,500
Exercised                                           26.77             (1,900)
------------------------------------------- ------------------ -----------------
Outstanding December 31,  2003                      27.26            277,950
Exercised                                           26.76            (66,450)
Canceled                                            27.45            (22,500)
------------------------------------------- ------------------ -----------------
Outstanding December 31, 2004                     $ 27.41            189,000
=========================================== ================== =================

(1) Includes 84,560 SPRs vested at December 31, 2004
(2) Includes 5,200 SPRs vested at December 31, 2004
(3) Includes 1,000 SPRs vested at December 31, 2004

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

         Additional information with respect to the Plan is summarized as follows:

                                              Average Price        Option Shares
------------------------------------------- ------------------ -----------------
Outstanding January 1, 2002                        $22.87            172,990
Granted                                               ---                ---
Exercised                                           22.73            (50,954)
Canceled or expired                                   ---                ---
------------------------------------------- ------------------ -----------------
Outstanding December 31,  2002                      22.93            122,036
Canceled                                              ---                ---
Exercised                                           22.50            (19,686)
Canceled or expired                                   ---                ---
------------------------------------------- ------------------ -----------------
Outstanding December 31, 2003                       23.01            102,350
Granted                                               ---                ---
Exercised                                           23.62            (31,350)
Canceled or expired                                 22.70            (21,450)
------------------------------------------- ------------------ -----------------
Outstanding December 31, 2004                      $22.75             49,550
=========================================== ================== =================


                                            Weighted Average
Exercisable options at:                          Price         Option Shares
------------------------------------------- ------------------ -----------------

     December 31, 2004                             $22.75             49,550
     December 31, 2003                             $22.99             99,600
     December 31, 2002                             $22.90            114,286

As of December 31, 2004, the Company had the following outstanding options:

Exercise Price                          $22.44 - $22.50     $23.56      $26.75
--------------------------------------- ---------------- ------------ ----------
Options Outstanding                              40,550      8,000       1,000
     Weighted Average Exercise Price             $22.49     $23.56      $26.75
Weighted Average Remaining Life                     1.9        5.4         3.3
Options Exercisable                              40,550      8,000       1,000
     Weighted Average Exercise price             $22.49     $23.56      $26.75

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

         No options were granted in 2004, 2003 or 2002. See Note B Stock Options for impact of options granted prior to 2001 on pro forma earnings per share.

NOTE K - PROFIT SHARING AND SECURITY BONUS PLANS

         The Company and certain subsidiaries have a profit sharing plan for office and warehouse personnel. The amounts of the companies' annual contributions are determined by the board of directors subject to limitations based upon operating results.

         The plan also has a 401(k) defined contribution saving feature. This feature, available to all participants, was provided to give employees a pre-tax investment vehicle to save for retirement. The Company does not match the contributions made by plan participants.

         The Company and its subsidiaries also have in effect security bonus plans for the benefit of their regional managers and independent sales representatives, under the terms of which participants are credited with a percentage of their yearly earnings. Of the aggregate amounts credited to participants' accounts, 25% vests after five years and an additional 5% vests each year thereafter. For financial reporting purposes, amounts are charged to operations over the vesting period.

         Provisions for profit sharing and security bonus plans aggregated $5,979, $5,301and $5,689 for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE L - INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In addition, deferred income taxes include net operating loss carryforwards of foreign subsidiaries which do not expire. The Company also has a capital loss related to the 2003 sale of the Company's UK MRO business. A valuation allowance was recorded for a portion of the $22,441 capital loss due to the uncertainty of the Company's ability to realize the capital loss against future capital gains prior to expiration in 2008. Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

Deferred Tax Assets:                                     2004           2003
-------------------------------------------------- -------------- --------------
Compensation and benefits                              $16,185        $15,237
Inventory                                                3,447          3,011
Net operating loss carryforwards of subsidiaries         2,619          2,619
Capital Loss                                             5,580          5,697
Accounts receivable                                        762            669
Other                                                        -            345
-------------------------------------------------- -------------- --------------
Total Deferred Tax Assets                               28,593         27,578
Valuation allowance for deferred tax assets             (8,199)        (8,316)
-------------------------------------------------- -------------- --------------
Net Deferred Tax Assets                                 20,394         19,262
-------------------------------------------------- -------------- --------------

Deferred Tax Liabilities:
-------------------------------------------------- -------------- --------------
Property, plant & equipment                              1,191          2,381
Other                                                    2,694          1,705
-------------------------------------------------- -------------- --------------
Total Deferred Tax Liabilities                           3,886          4,086
-------------------------------------------------- -------------- --------------
Total Net Deferred Tax Assets                          $16,508        $15,176
================================================== ============== ==============

Net Deferred Tax Assets:                                 2004           2003
-------------------------------------------------- -------------- --------------
Total Current Deferred Income Taxes                   $  1,729       $  1,975
Total Noncurrent Deferred Income Taxes                  14,779         13,201
-------------------------------------------------- -------------- --------------
Total Net Deferred Tax Assets                          $16,508        $15,176
================================================== ============== ==============


         Net deferred tax assets include the tax impact of items in comprehensive income of $(214) and $345 at December 31, 2004 and 2003, respectively.



Income (loss) before income taxes for the years ended December 31, consisted of the following:

                               2004              2003              2002
------------------------ ----------------- ----------------- -------------------
United States                   $32,182           $27,728          $27,906
Foreign                           1,256            (2,836)          (4,717)
------------------------ ----------------- ----------------- -------------------
                                $33,438           $24,892          $23,189
======================== ================= ================= ===================

The provisions for income taxes for the years ended December 31, consisted of the following:

                                  2004           2003            2002
---------------------------- -------------- --------------- ------------------
Current:
    Federal                        $11,652         $7,422        $10,972
    State                            2,136          1,750          1,947
---------------------------- -------------- --------------- ------------------
                                    13,788          9,172         12,919
Deferred benefit                    (1,775)          (476)        (2,177)
---------------------------- -------------- --------------- ------------------
                                   $12,013         $8,696        $10,742
==============================================================================

The reconciliation between the effective income tax rate and the statutory federal rate is as follows:

                                         2004           2003           2002
------------------------------------- ------------- ------------- --------------
Statutory federal rate                    35.0%          35.0%          35.0%
Increase (decrease) resulting from:
   State income taxes, net of
         federal income tax benefit        4.2            4.6            5.5

Foreign losses                             1.2            6.7            9.3
Capital loss carryback                     ---           (8.7)           ---
Executive life insurance                  (2.0)          (2.9)           2.1
Other items, net                          (2.5)           0.2           (5.6)
------------------------------------- ------------- ------------- --------------
Provision for income taxes                35.9%          34.9%          46.3%
===================================== ============= ============= ==============


         Income taxes paid for the years ended December 31, 2004, 2003, and 2002 amounted to $12,097, $10,523 and $13,392, respectively.

NOTE M - COMMITMENTS

         The Company's minimum rental commitments, principally for equipment, under noncancelable leases in effect at December 31, 2004, amounted to approximately $14,349. Such rentals are payable as follows:

   2005        2006      2007        2008        2009      2010 and thereafter
----------- ---------- ---------- ---------- ------------- ---------------------
  $3,502      $2,936    $2,488      $1,685      $1,482            $2,256
=========== ========== ========== ========== ============= =====================


         Total rental expense for the years ended December 31, 2004, 2003 and 2002 amounted to $3,009, $3,977 and $3,669 respectively.

NOTE N - INCOME PER SHARE

         The computation of basic and diluted earnings per share consisted of the following:


                                                            Year ended December 31,
                                                     2004              2003            2002
---------------------------------------------- ----------------- ----------------- --------------
Numerator:
Net income                                        $21,425           $16,196           $12,447
============================================== ================= ================= ==============
Denominator:
     Denominator for basic income per
          share - weighted average shares           9,410             9,492             9,570
Effect of dilutive securities:
     Stock option plans                                20                19                26
---------------------------------------------- ----------------- ----------------- --------------
Denominator for diluted
     income per share -
          adjusted weighted average shares          9,430             9,511             9,596

============================================== ================= ================= ==============
Basic income per share                              $2.28             $1.71             $1.30
============================================== ================= ================= ==============
Diluted income per share                            $2.27             $1.70             $1.30
============================================== ================= ================= ==============


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

Financial information for the Company's reportable segments consisted of the following:





                                                             Year Ended December 31,
                                              2004                 2003                2002
-------------------------------------- -------------------- -------------------- ------------------
Net sales
  MRO - US                                    $316,099             $302,047             $306,863
  MRO - CAN                                     21,806               18,976               16,505
  OEM - US                                      64,632               54,147               55,547
  OEM - INTL                                    17,115               13,921                8,541
-------------------------------------- -------------------- -------------------- ------------------
    Consolidated total                        $419,652             $389,091             $387,456
-------------------------------------- -------------------- -------------------- ------------------
Operating Income (loss)
  MRO - US                                   $  27,112            $  24,993           $   23,828
  MRO - CAN                                      2,313                1,494                1,051
  OEM - US                                       2,326                  537                2,490
  OEM - INTL                                      (940)              (4,283)              (5,558)
-------------------------------------- -------------------- -------------------- ------------------
    Consolidated total                       $  30,811            $  22,741           $   21,811
-------------------------------------- -------------------- -------------------- ------------------
Capital expenditures
  MRO - US                                  $    2,798           $    2,792           $    4,634
  MRO - CAN                                        323                1,234                  944
  OEM - US                                         561                1,565                  869
  OEM - INTL                                       102                  143                  208



-------------------------------------- -------------------- -------------------- ------------------
    Consolidated total                      $    3,784           $    5,734           $    6,655
-------------------------------------- -------------------- -------------------- ------------------
Depreciation and amortization
  MRO - US                                  $    5,345           $    5,592           $    5,650
  MRO - CAN                                        253                  175                  121
  OEM - US                                         856                  804                  799
  OEM - INTL                                       238                  532                  257
-------------------------------------- -------------------- -------------------- ------------------
    Consolidated total                      $    6,692           $    7,103           $    6,827
-------------------------------------- -------------------- -------------------- ------------------
Total assets
  MRO - US                                    $174,777             $168,783             $154,832
  MRO - CAN                                     18,519               17,137               13,989
  OEM - US                                      40,275               36,076               33,181
  OEM - INTL                                    10,471                9,771                8,379
-------------------------------------- -------------------- -------------------- ------------------
    Segment total                              244,042              231,767              210,381
-------------------------------------- -------------------- -------------------- ------------------
  Corporate                                     16,508               15,176               15,450
-------------------------------------- -------------------- -------------------- ------------------
    Consolidated total                        $260,550             $246,943             $225,831
-------------------------------------- -------------------- -------------------- ------------------
Goodwill
  MRO - US                                   $  22,104              $22,104              $22,104
  MRO - CAN                                      4,294                4,294                4,294
  OEM - US                                       2,251                2,251                2,251
  OEM - INTL                                         -                    -                    -
-------------------------------------- -------------------- -------------------- ------------------
    Consolidated total                       $  28,649              $28,649              $28,649
====================================== ==================== ==================== ==================


The reconciliation of segment profit to consolidated income before income taxes consisted of the following:





                                                            Year Ended December 31,
                                              2004                 2003                2002
-------------------------------------- -------------------- -------------------- ------------------
Total operating income for
reportable segments                            $30,811              $22,741              $21,811
Interest and dividend income                       122                  194                   53
Interest expense                                  (184)                (131)                (154)
Other - net                                      2,689                2,088                1,479
-------------------------------------- -------------------- -------------------- ------------------
    Income before income taxes                 $33,438              $24,892              $23,189
====================================== ==================== ==================== ==================


Financial information related to the Company's operations by geographic area consisted of the following:





                                                            Year Ended December 31,
                                              2004                 2003                2002
-------------------------------------- -------------------- -------------------- ------------------
Net sales
   United States                              $380,731             $356,194             $362,410
   Canada                                       21,806               18,976               16,505
   Other foreign countries                      17,115               13,921                8,541
-------------------------------------- -------------------- -------------------- ------------------
       Consolidated total                     $419,652             $389,091             $387,456
====================================== ==================== ==================== ==================





                                                              Year Ended December 31,
                                              2004                 2003                2002
-------------------------------------- -------------------- -------------------- ------------------
Long-lived assets
   United States                               $62,677              $65,064              $62,157
   Canada                                        8,269                8,199                7,139
   Other foreign countries                         155                  291                  376
-------------------------------------- -------------------- -------------------- ------------------
       Consolidated total                      $71,101              $73,554              $69,672
====================================== ==================== ==================== ==================


         Net sales are attributed to countries based on the location of customers. Long-lived assets consist of total property, plant and equipment and goodwill.

NOTE P - SUMMARY OF UNAUDITED QUARTERLY RESULTS OF OPERATIONS

Unaudited quarterly results of operations for the years ended December 31, 2004 and 2003 are summarized as follows:


                                                             Quarter ended
2004                                        Mar. 31         Jun. 30       Sept. 30      Dec. 31
--------------------------------------- --------------- -------------- ------------- ------------
(Dollars in thousands, except per
share data)
Net sales                                 $100,658       $104,443       $107,380     $107,171
Cost of goods sold                          35,261         38,796         40,667       41,247
Income before income taxes1                 10,527          8,726          9,048        5,137
Provision for income taxes2                  4,001          3,409          3,462        1,141
Net income                                   6,526          5,317          5,586        3,996
Net income per share of common stock
    Basic and Diluted                         0.69           0.56           0.59          0.43
Diluted weighted average shares
    outstanding                              9,515          9,475          9,422        9,343

                                                           Quarter ended
2003                                        Mar. 31         Jun. 30       Sept. 30     Dec. 31
--------------------------------------- --------------- -------------- ------------- ------------
(Dollars in thousands, except per
share data)
Net sales                                  $96,075        $97,109        $99,301      $96,606
Cost of goods sold                          34,548         35,034         35,349       36,193
Income before income taxes3                  6,621          6,705          7,488        4,078
Provision for income taxes4                  2,863          2,564          3,124          145
Net income5                                  3,758          4,141          4,364        3,933
Net income per share of common stock
    Basic and Diluted                         0.40           0.44           0.46          0.41
Diluted weighted average shares
    outstanding                              9,511          9,506          9,511        9,519


1 The fourth quarter includes incentive compensation expense of $1,736 related to stock performance rights and a $881 increase to employee compensation accruals.

2 The fourth quarter includes a $560 reduction of the tax provision to reflect tax exempt income related to executive life insurance and charitable contributions of inventory.

3 The fourth quarter includes a $2,789 pre tax loss related to the sale of Lawson Products Limited, the Company's former UK subsidiary.

4 The fourth quarter includes a $2,157 reduction of the tax provision to reflect the partial utilization of a capital loss generated by the sale of the Company's former UK subsidiary.

5 The second, third and fourth quarters, respectively, included $751, $240 and $486 of charges for compensation arrangements related to management personnel reductions.



                                                                                        SCHEDULE II
                     LAWSON PRODUCTS, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS


(In Thousands)
                                     BALANCE AT        CHARGED TO COSTS      DEDUCTIONS -      BALANCE AT END
          DESCRIPTION           BEGINNING OF PERIOD      AND EXPENSES        DESCRIBE (A)        OF PERIOD
          -----------           -------------------      ------------        ------------        ---------
Allowance deducted from assets
to which it applies:
   Allowance for doubtful
   accounts:
Year ended December 31, 2004              $2,121               $1,108            $1,243             $1,986

Year ended December 31, 2003               1,830                1,578             1,287              2,121

Year ended December 31, 2002               1,803                1,585             1,558              1,830


Note A - Uncollected receivables written off, net of recoveries.


(In Thousands)
                                     BALANCE AT        CHARGED TO COSTS      DEDUCTIONS -      BALANCE AT END
          DESCRIPTION           BEGINNING OF PERIOD      AND EXPENSES        DESCRIBE (B)        OF PERIOD
          -----------           -------------------      ------------        ------------        ---------
Reserve for excess and obsolete
inventory:
Year ended December 31, 2004              $5,141                 $631            $2,700             $3,072

Year ended December 31, 2003               5,420                1,445             1,724              5,141

Year ended December 31, 2002               2,344                3,076                 0              5,420


Note B - Disposal of excess and obsolete inventory



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


          None.

ITEM 9A.      CONTROLS AND PROCEDURES


EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES


The Company's chief executive officer and chief financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, as amended, Rules 13a-15(e) and 15d-15(e)) were effective to ensure that information required to be disclosed by the Company (including its consolidated subsidiaries) in the reports that the Company files or submits under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.


MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING


The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). The Company's management conducted an evaluation, with the participation of the Company's chief executive officer and chief financial officer, of the effectiveness of its internal control over financial reporting based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").


Based on this evaluation, described above under COSO criteria, the Company's management concluded that our internal control over financial reporting was effective as of December 31, 2004.


Ernst & Young LLP, the Company's independent registered public accounting firm, have issued an attestation report on the Company's management assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, which is included herein.


CHANGES IN INTERNAL CONTROLS

There were no changes in our internal control over financial reporting that occurred during the our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS

LAWSON PRODUCTS, INC.


We have audited management's assessment, included in the accompanying consolidated financial statements, that Lawson Products, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Lawson Products, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.


A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.


Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.


In our opinion management's assessment that Lawson Products, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects based on the COSO criteria. Also, in our opinion, Lawson Products, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.


We have also audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lawson Products, Inc. and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004 of Lawson Products, Inc. and subsidiaries and our report dated March 10, 2005 expressed an unqualified opinion thereon.


                                                       /s/Ernst & Young LLP


Chicago, Illinois
March 10, 2005


ITEM 9B.      OTHER INFORMATION


Not applicable.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         a.       Directors
                  ---------

         The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2005, under the caption "Election of Directors" and "Section 16(a), Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.

         b        Executive Officers
                  ------------------

         The information required by this Item is set forth under the caption
Item 1 - Business under "Executive Officers of the Registrant."

         c.       Audit Committee
                  ---------------

         Information on the Company's Audit Committee is contained under the caption "Board of Directors Meetings and Committees" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2005, which is incorporated herein by reference.

       The Company had determined that Mitchell Saranow, member of the Audit Committee of the Board of Directors, qualifies as an "audit committee financial expert" as defined in Item 401(h) of Regulation S-K, and that Mr. Saranow is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act.

         d.       Code of Business Conduct
                  ------------------------

         The Company has adopted a Code of Ethics applicable to all employees. This code is applicable to Senior Financial Executives including the principle executive officer, principle financial officer and principle accounting officer of the Company. The Company's Code of Ethics is available on the Company's web site at www.lawsonproducts.com. The Company intends to post on its web site any amendments to, or waivers from its Code of Ethics applicable to Senior Financial Executives. The Company will provide shareholders with a copy of its Code of Ethics without charge upon written request directed to the Company's Secretary at the Company's address.

         The Audit, Compensation and Nominating and Corporate Governance committees have each adopted a charter for their respective committees. These charters may be viewed on the Corporation's website, www.lawsonproducts.com, and copies may be obtained by request to the Secretary of the Company at the Company's address.

ITEM 11.      EXECUTIVE COMPENSATION.

         The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2005, under the caption "Remuneration of Executive Officers," which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2005 under the captions "Securities Beneficially Owned by Principal Stockholders and Management," and "Equity Compensation Plan Information", which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item is set forth in the Company's Proxy Statement for the Annual Meeting of stockholders to be held on May 10, 2005 under the caption "Election of Directors" and "Certain Relationships and Related Transactions" which information is incorporated herein by reference.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this Item is set forth in the Company's Proxy Statement for the Annual Meeting of stockholders to be held on May 10, 2005 under the caption "Fees Paid to Independent Auditors" which information is incorporated herein by reference.
                                     PART IV

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)      (1)      Financial Statements
                  --------------------

         The following information is presented in this report:

                  Consolidated Balance Sheets as of December 31, 2004 and 2003.

                  Consolidated Statements of Income for the Years ended December 31, 2004, 2003 and 2002.

                  Consolidated Statements of Changes in Stockholders' Equity for the Years ended December 31, 2004, 2003 and 2002.

                  Consolidated Statements of Cash Flows for the Years ended
                   December 31, 2004, 2003 and 2002.

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

       3(b) Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

       *10(c)(4)   Employment Agreement between the Company and Jeffrey B.
                   Belford dated March 1, 2005, incorporated herein by reference from Exhibit 10(c)(4) to the Company's Current Report on Form
                   8-K dated March 4, 2005.

       *10(c)(5)   Amended and Restated Executive Deferral Plan, incorporated herein by reference from Exhibit 10(c)(7) to the Company's
                   Annual Report on Form 10-K for the fiscal year ended December
                   31, 1995.

       *10(c)(6)   Employment Agreement dated March 1, 2005 between the Company and Roger F. Cannon, incorporated herein by reference to
                   Exhibit 10(c)(6) to the Company's Current Report on Form 8-K dated March 4, 2005.

       *10(c)(7)   Agreement between the Company and Bernard Kalish dated July
                   31, 1999, incorporated herein by reference from Exhibit
                   10(c)(8) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

       *10(c)(8)   Lawson Products, Inc. Stock Performance Plan, incorporated herein by reference from Exhibit 10(c)(8) to the Company's
                   Annual Report on Form 10-K for the fiscal year ended December
                   31, 2000.

       *10(c)(9)   Lawson Products, Inc. 2002 Stock Equivalents Plan for Non
                   Employee Directors, incorporated herein by reference from
                   Exhibit 10(c)(9) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

       *10(c)(10)  Lawson Products, Inc. Long-Term Capital Accumulation Plan,
                   incorporated herein by reference from Exhibit 10(c)(10) to the Company's Current Report on Form 8-K dated October 21, 2004.

       *10(c)(11)  Employment Agreement dated January 1, 2004 between the
                   Company and Robert Washlow, incorporated herein by reference to Exhibit 10(c)(10) to the Company's Current Report on Form 8-K dated December 28, 2004.

       *10(c)(12)  Employment Agreement dated March 9, 2005 between the Company and Thomas J. Neri, incorporated herein by reference to
                   Exhibit 10(c)(12) to the Company's Current Report on Form 8-K dated March 14, 2005.

       *10(c)(13)  Employment Agreement dated March 9, 2005 between the Company and Neil E. Jenkins, incorporated herein by reference to
                   Exhibit 10(c)(13) to the Company's Current Report on Form 8-K dated March 14, 2005.

       *10(c)(14)  Form of Shareholder Value Appreciation Rights Award Agreement


------------------------------
  *Indicates management employment contracts or compensatory plans or arrangements.

       *10(c)(15)  Form of Restricted Stock Award and Acknowledgement

       *10(c)(16)  Form Letter regarding Stock Performance Rights

       14 Code of Ethics of the Company, incorporated herein by reference from Exhibit 14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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










------------------------------
  *Indicates management employment contracts or compensatory plans or arrangements.

SIGNATURES
----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              LAWSON PRODUCTS, INC.


Date:  March 16, 2005
                                              By:    /s/ Robert J. Washlow
                                                 -------------------------------
                                                 Robert J. Washlow, Chairman of
                                                 the Board and Chief Executive
                                                 Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below this day of March 16, 2005, by the following persons on behalf of the registrant and in the capacities indicated.

     Signature                                    Title
     ---------                                    -----


    /s/ Robert J. Washlow                Chairman of the Board,
------------------------------------     Chief Executive Officer and
Robert J. Washlow                        Director
                                         (principal executive officer)

/s/ Thomas Neri                          Executive Vice President, Finance,
---------------------------------        Planning and Corporate Development;
Thomas Neri                              Chief Financial Officer; and Treasurer
                                         (principal financial officer)

/s/ Joseph L. Pawlick                    Senior Vice President-Accounting
---------------------------------
Joseph L. Pawlick                        (principal accounting officer)


  /s/ Jerome Shaffer                     Vice President and Special Advisor to
---------------------------------        the Chief Executive Officer and
Jerome Shaffer                           Director


/s/ James T. Brophy                      Director
---------------------------------
James T. Brophy


/s/ Ronald B. Port, M.D.                 Director
---------------------------------
Ronald B. Port, M.D.


 /s/ Sidney L. Port                      Director
---------------------------------
Sidney L. Port


   /s/ Robert G. Rettig                  Director
----------------------------------
Robert G. Rettig


/s/ Mitchell H. Saranow                  Director
---------------------------------
Mitchell H. Saranow

 /s/ Lee S. Hillman                      Director
---------------------------------
Lee S. Hillman


/s/ Wilma J. Smelcer                     Director
---------------------------------
Wilma J. Smelcer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                    DESCRIPTION OF EXHIBIT
------                                    ----------------------
3(a)            Certificate of Incorporation of the Company, as amended,
                incorporated herein by reference to Exhibit 3(a) to the
                Company's Annual Report on Form 10-K for the fiscal year ended
                December 31, 1988.
3(b)            Amended and Restated By-laws of the Company, incorporated
                herein by reference to Exhibit 3(b) to the Company's Annual
                Report on Form 10-K for the fiscal year ended December 31, 2003.
*10(c)(1)       Lawson Products, Inc. Incentive Stock Plan, incorporated herein by reference to Appendix A to the Company's Proxy Statement for the Annual Meeting of Stockholders held on May 11, 1999.
*10(c)(2)       Salary Continuation Agreement between the Company and Mr. Sidney
                L. Port, dated January 7, 1980, incorporated herein by reference from Exhibit 10(c)(2) to the Company's Annual Report on Form
                10-K for the fiscal year ended December 31, 1991.
*10(c)(3)       Employment Agreement between the Company and Mr. Jerome Shaffer, incorporated herein by reference from Exhibit 10(c)(9) to the
                Company's Annual Report on Form 10-K for the fiscal year ended
                December 31, 1985.
*10(c)(3.1)     First Amendment to Employment Agreement between the Company and
                Mr. Jerome Shaffer, dated as of August 1, 1996, incorporated herein by reference from Exhibit 10(c)(6.1) to the Company's
                Annual Report on Form 10-K for the fiscal year ended December
                31, 1996.
*10(c)(4)       Employment Agreement between the Company and Jeffrey B. Belford dated March 1, 2005, incorporated herein by reference to Exhibit
                10(c)(4) to the Company's Current Report on Form 8-K dated March
                4, 2005.
*10(c)(5)       Amended and Restated Executive Deferral Plan, incorporated herein by reference from Exhibit 10(c)(7) to the Company's
                Annual Report on Form 10-K for the fiscal year ended December
                31, 1995.
*10(c)(6)       Employment Agreement dated March 1, 2005 between the Company and
                Roger F. Cannon, incorporated herein by reference to Exhibit
                10(c)(6) to the Company's Current Report on Form 8-K dated March
                4, 2005.
*10(c)(7)       Agreement between the Company and Bernard Kalish dated July 31,
                1999, incorporated herein by reference from Exhibit 10(c)(8) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
*10(c)(8)       Lawson Products, Inc. Stock Performance Plan, incorporated herein by reference from Exhibit 10(c)(8) to the Company's
                Annual Report on Form 10-K for the fiscal year ended December
                31, 2000.
*10(c)(9)       Lawson Products, Inc. 2002 Stock Equivalents Plan for Non
                Employee Directors, incorporated herein by reference from
                Exhibit 10(c)(9) to the Company's Annual Report on Form 10-K for
                the fiscal year ended December 31, 2002.
*10(c)(10)      Lawson Products, Inc. Long-Term Capital Accumulation Plan,
                incorporated herein by reference from Exhibit 10(c)(10) to the
                Company's Current Report on Form 8-K dated October 21, 2004.
*10(c)(11)      Employment Agreement dated January 1, 2004 between the Company and Robert Washlow, incorporated herein by reference to Exhibit
                10(c)(10) to the Company's Current Report on Form 8-K dated
                December 28, 2004.
*10(c)(12)      Employment Agreement dated March 9, 2005 between the Company and
                Thomas J. Neri, incorporated herein by reference to Exhibit
                10(c)(12) to the Company's Current Report on Form 8-K dated
                March 14, 2005.

*10(c)(13)      Employment Agreement dated March 9, 2005 between the Company and
                Neil E. Jenkins, incorporated herein by reference to Exhibit
                10(c)(13) to the Company's Current Report on Form 8-K dated
                March 14, 2005.
*10(c)(14)      Form of Shareholder Value Appreciation Rights Award Agreement
                *10(c)(15) Form of Restricted Stock Award and Acknowledgment
                *10(c)(16) Form Letter regarding Stock Performance Rights
14              Code of Ethics of the Company, incorporated herein by reference from Exhibit 14 to the Company's Annual Report on Form 10-K for
                the fiscal year ended December 31, 2003.
21              Subsidiaries of the Company.
23              Consent of Ernst & Young LLP.
31.1            Certification of  Chief Executive Officer pursuant to 18 U.S.C.
                Section 1350 as adopted pursuant to Section 302 of the Sarbanes-
                Oxley Act of 2002
31.2            Certification of Chief Financial Officer  pursuant to 18 U.S.C.
                Section 1350 as adopted pursuant to Section 302 of the Sarbanes-
                Oxley Act of 2002
32              Certification of Chief Executive Officer and Chief Financial
                Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


----------------------------------
Indicates management employment contracts or compensatory plans or arrangements.