Form 10-Q
period 2005-03-31
LAWSON PRODUCTS INC/NEW/DE/
filed 2005-05-10
CIK 703604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

_________________________________________

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

______________________________

Commission file number 0 10546
LAWSON PRODUCTS, INC.

(Exact name of registrant as specified in its charter)
Delaware	36-2229304

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1666 East Touhy Avenue, Des Plaines, Illinois	60018

(Address of principal executive offices)	(Zip Code)
Registrant's telephone no., including area code:	(847) 827 9666
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

Yes	X	No____

Indicate by checkmark wither the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	X	No____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

9,156,313 Shares, $1 par value, as of April 15, 2005.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

LAWSON PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$22,957	$28,872
Accounts receivable, less allowance for doubtful
accounts	51,914	52,129
Inventories	69,036	65,687
Miscellaneous receivables and prepaid expenses	8,772	9,560
Deferred income taxes	1,631	1,729

Total Current Assets	154,310	157,977
Property, plant and equipment, less allowances for
depreciation and amortization	41,211	42,452
Deferred income taxes	14,954	14,779
Goodwill, less accumulated amortization	28,649	28,649
Other assets	17,167	16,693

Total Assets	$256,291	$260,550

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$10,321	$8,746
Accrued expenses and other liabilities	26,542	32,628
Income taxes	2,370	--
Current portion of long term debt	1,190	1,573
Total Current Liabilities	40,423	42,947
Accrued liability under security
bonus plans	22,138	21,528
Other	15,964	15,743

	38,102	37,271

Stockholders' Equity:
Preferred Stock, $1 par value:
Authorized - 500,000 shares
Issued and outstanding - None	--	--
Common Stock, $1 par value:
Authorized - 35,000,000 shares
Issued and outstanding-(2005-9,167,413 shares;
2004-9,280,935 shares)	9,167	9,281
Capital in excess of par value	3,518	3,467
Retained earnings	164,795	167,187
Accumulated other comprehensive
income	286	397

Total Stockholders' Equity	177,766	180,332

Total Liabilities and
Stockholders' Equity	$256,291	$260,550

See notes to condensed consolidated financial statements.

LAWSON PRODUCTS, INC. AND SUBSIDIARIESCONDENSED
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Amounts in thousands, except per share data)
	For the Three Months Ended March 31,
	2005	2004
Net sales	$107,082	$100,658
Cost of goods sold	41,518	35,261

Gross profit	65,564	65,397
Selling, general and
administrative expenses	57,482	55,335

Operating income	8,082	10,062
Investment and other income	530	528
Interest expense	(26)	(63)

Income before income taxes	8,586	10,527
Provision for income taxes	3,630	4,001

Net income	$4,956	$6,526

Net income per share
of common stock:
Basic	$0.54	$0.69

Diluted	$0.54	$0.69

Cash dividends declared per
share of common stock	$0.20	$0.18

Weighted average shares
outstanding:
Basic	9,208	9,487

Diluted	9,232	9,515

See notes to condensed consolidated financial statements.

LAWSON PRODUCTS, INC. AND SUBSIDIARIESCONDENSED
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands, except per share data)

	For the Three Months Ended March 31,
	2005	2004
Operating activities:
Net income	$4,956	$6,526
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,732	1,700
Changes in operating assets and liabilities	(5,408)	268
Other	997	598

Net Cash Provided by Operating Activities	2,277	9,092

Investing activities:
Additions to property, plant and
equipment	(399)	(1,114)

Net Cash Used in Investing Activities	(399)	(1,114)

Financing activities:
Purchases of treasury stock	(5,678)	(856)
Payments on long term debt	(382)	(356)
Dividends paid	(1,833)	(1,709)
Other	100	93

Net Cash Used in Financing Activities	(7,793)	(2,828)

Increase (Decrease) in Cash and Cash Equivalents	(5,915)	5,150
Cash and Cash Equivalents at Beginning of Period	28,872	23,555

Cash and Cash Equivalents at End of Period	$22,957	$28,705

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

A)            As contemplated by the Securities and Exchange Commission, the accompanying consolidated financial statements and footnotes have been condensed and therefore, do not contain all disclosures required by generally accepted accounting principles. Reference should be made to Lawson Products, Inc.’s (the “Company’s”) Annual Report on Form 10-K for the year ended December 31, 2004. The Condensed Consolidated Balance Sheet as of March 31, 2005, and the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2005 and 2004 are unaudited. In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) have been made, which are necessary to present fairly the results of operations for the interim periods. Operating results for the quarter ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Certain amounts have been reclassified in the 2004 financial statements to conform with the 2005 presentation.

B)	Comprehensive Income

Comprehensive income (in thousands) was $4,845 and $6,608 for the first quarters of 2005 and 2004, respectively. Comprehensive income includes foreign currency translation adjustments of ($111) and $82 for the three-month periods ended March 31, 2005 and 2004, respectively.

Accumulated comprehensive income consists only of foreign currency translation adjustments, net of related income tax.

C)	Earnings per Share

The calculation of dilutive weighted average shares outstanding at March 31, 2005 and 2004 are as follows (in thousands):

	2005	2004
Basic weighted average shares
outstanding	9,208	9,487
Dilutive impact of options outstanding	24	28
Dilutive weighted average shares outstanding	9,232	9,515

D)     Revolving Line of Credit

The Company has a $50 million revolving line of credit which matures in March 2006 and carries an interest rate of prime minus 150 basis points or LIBOR plus 75 basis points, at the Company’s option. Interest is payable quarterly on prime borrowings and at the earlier of quarterly or maturity with respect to the LIBOR contracts. The line of credit contains certain financial covenants regarding interest coverage, minimum stockholders’ equity and working capital, all of which the Company was in compliance with at March 31, 2005. The Company had no borrowings outstanding under the line at March 31, 2005 and December 31, 2004.

E) Severance and Related Charges

        The table below shows an analysis of the Company’s reserves for severance and related payments for the first quarter of 2005 and 2004:

In thousands	2005	2004
Balance at beginning of year	$1,042	$2,476
Cash paid	(248)	(365)

Balance at March 31	$794	$2,111

F) Intangible Assets

        Intangible assets subject to amortization, included within other assets, were as follows (in thousands):

	March 31, 2005
	Gross Balance	Accumulated Amortization	Net Carrying Amount
Trademarks and tradenames	$1,747	$947	$800
Customer Lists	953	409	544

	$2,700	$1,356	$1,344

	December 31, 2004
	Gross Balance	Accumulated Amortization	Net Carrying Amount
Trademarks and tradenames	$1,747	$935	$812
Customer Lists	953	400	553

	$2,700	$1,335	$1,365

        Trademarks and tradenames are being amortized over a weighted average of 15.14 years. Customer lists are being amortized over 13.96 years. Amortization expense for intangible assets is expected to be $83,000 for 2005 and for each of the next four years.

G) Accounting for Stock-Based Compensation

        The Company complies with FASB Statement No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure,” which requires interim financial disclosure to show the effect on net income and earnings per share as required by FASB Statement No. 123, “Accounting for Stock-Based Compensation.” These disclosures are as follows:

	Three Months Ended March 31
In thousands	2005	2004
Net income-as reported	$4,956	$6,526
Deduct: Total stock based employee compensation expense
determined under fair value method, net of tax	0	(3)

Net income-pro forma	$4,956	$6,523

Basic and diluted earnings per share -as reported and pro forma	$0.54	$.69

        The Company’s incentive stock plan provides for the issuance of Stock Performance Rights (SPRs). These SPRs vest at 20% per year and entitle the recipient to receive a cash payment equal to the excess of the market value of the Company’s common stock over the SPR price when the SPRs are surrendered. The Company records an accrued liability based on the number of outstanding vested SPRs and the market value of the Company’s common stock. The compensation expense accrual decreased $538,000 and $73,000 in the first quarter of 2005 and 2004, respectively. The decrease in the compensation expense accrual for the first quarter of 2005 is primarily due to the decrease in the Company’s stock price and SPRs exercised. No additional SPRs were issued during the first quarter of 2005.

        On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123(R), “Share-Based Payment,” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options to be recognized in the financial statements based on their fair values. Statement No. 123(R) is effective for public companies for annual periods that begin after June 15, 2005. The Company plans to comply timely with Statement No. 123(R). The Company expects that the impact of complying with Statement No. 123(R) is not significant.

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

        The operations of the Company’s MRO distribution segments distribute a wide range of MRO parts to repair and maintenance organizations by the Company’s force of independent field sales agents, and inside sales personnel.

        The operations of the Company’s OEM segments manufacture and distribute component parts to OEM manufacturers through a network of independent manufacturers representatives as well as internal sales personnel.

        The Company’s reportable segments are distinguished by the nature of products distributed and sold, types of customers, manner of servicing customers, and geographical location.

        The Company evaluates performance and allocates resources to reportable segments primarily based on operating income.

        Financial information for the Company’s reportable segments consisted of the following:

	Three Months Ended March 31
In thousands	2005	2004
Net sales
MRO-US	$80,231	$76,396
MRO-CAN	6,317	5,052
OEM-US	17,377	14,740
OEM-INTL	3,157	4,470

Consolidated total	$107,082	$100,658

Operating income(loss)
MRO-US	$6,736	$9,212
MRO-CAN	740	400
OEM-US	1,103	478
OEM-INTL	(497)	(28)

Consolidated total	$8,082	$10,062

        The reconciliation of segment profit to consolidated income before income taxes consisted of the following:

	Three Months Ended March 31
In thousands	2005	2004
Total operating income
from reportable segments	$8,082	$10,062
Investment and other income	530	528
Interest expense	(26)	(63)

Income before income taxes	$8,586	$10,527

        Asset information related to the Company’s reportable segments consisted of the following:

In thousands	March 31, 2005	December 31, 2004

Total assets
MRO-US	$165,338	$174,777
MRO-CAN	21,133	18,519
OEM-US	42,614	40,275
OEM-INTL	10,621	10,471

Total for reportable segments	239,706	244,042
Corporate	16,585	16,508

Consolidated total	$256,291	$260,550

        At March 31, 2005 and December 31, 2004, the carrying value of goodwill within each reportable segment was as follows (in thousands):

MRO-US	$22,104
MRO-CAN	4,294
OEM-US	2,251
OEM-INT'L	--

Consolidated total	$28,649

I) Short Term Debt

        On July 1, 2003 the Company adopted FIN 46 which resulted in the Company’s consolidation of an investment in a limited partnership which owns an office building in Chicago, Illinois. In conjunction with the consolidation of its investment, the Company has recorded the short-term debt, which represents a non-recourse mortgage payable relative to the building, of approximately $1.2 million at March 31, 2005. The interest rate of the non-recourse mortgage payable is 7.315%, with a maturity date of December 31, 2005. The building and land have a net carrying value of approximately $4.1 million, which are included in property, plant and equipment. The remaining assets, none of which are significant, are recorded in other assets.

Report of Independent Registered Public Accounting FirmBoard
of Directors and Shareholders Lawson Products, Inc.

        We have reviewed the condensed consolidated balance sheet of Lawson Products, Inc. and subsidiaries as of March 31, 2005 and the related condensed consolidated statements of income and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management.

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

        We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Lawson Products, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the year then ended, not presented herein, and in our report dated March 10, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
April 15, 2005

        Safe Harbor” Statement under the Securities Litigation Reform Act of 1995: This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms “may,” “should,” “could,” “anticipate,” “believe,” “continues”, “estimate,” “expect,” “intend,” “objective,” “plan,” “potential,” “project” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions or beliefs and are subject to a number of factors, assumptions and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include, but are not limited to, the following risk factors:

o	Lawson’s business strategy requires the Company to carry a significant amount of inventory in order to meet rapid processing of customer orders.

o	Disruptions of Lawson’s information systems could adversely affect the Company.

o	There is an ongoing risk that orders may be cancelled or rescheduled due to fluctuations in Lawson’s customers’ business needs or purchasing budgets.

o	A limited number of the Company’s stockholders can exert significant influence over the Company.

o	The Company operates in highly competitive markets. Some of the Company’s competitors have a greater variety of merchandise, financial resources, services, personnel resources and competitive pricing than Lawson.

o	Those related to general economic conditions and market conditions in the markets and industries the Company serves.

o	The risks of war, terrorism, and similar hostilities may adversely affect operating results.

The Company undertakes no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events or otherwise.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following table presents a summary of the Company’s financial performance for the first quarter of 2005 and 2004:

(Dollars in thousands)	2005	% of Net Sales	2004	% of Net Sales
Net sales	$107,082	100.0	$100,658	100.0
Cost of goods sold	41,518	38.8	35,261	35.0

Gross Profit	65,564	61.2	65,397	65.0
Operating expenses	57,482	53.7	55,335	55.0

Operating income	8,082	7.5	10,062	10.0
Other	504	0.5	465	0.5

Income before taxes	8,586	8.0	10,527	10.5
Income tax expense	3,630	3.4	4,001	4.0

Net income	$ 4,956	4.6	$ 6,526	6.5

REVENUES AND GROSS PROFIT

        Net sales for the three-month period ended March 31, 2005 increased 6.4% to $107.1 million, from $100.7 million in the same period of 2004.

        The following table presents the Company’s net sales results for its MRO and OEM businesses for the first quarter of 2005 and 2004:

(Dollars in millions)	2005	2004
MRO	$ 86.6	$ 81.5
OEM	20.5	19.2

	$107.1	$100.7

        Combined Maintenance, Repair and Replacement distribution (MRO-US and MRO-CAN) net sales increased $5.1 million in the first quarter of 2005, to $86.6 million from $81.5 million. Sales increases were achieved in both the U.S. and Canada for the quarter. The sales increases in the U.S. and Canada were principally attributable to the addition of new customers and improved penetration of existing customers, including the continued growth of the non-stock product category. Net sales increased $2.6 million, to $6.5 million from $3.9 million for the non-stock product category. The favorable impact of foreign exchange fluctuations accounted for approximately one-third of the $1.3 million net sales gain realized in Canada.

        Combined Original Equipment Manufacturer (OEM-US and OEM-INTL) net sales increased $1.3 million in the first three months of 2005, to $20.5 million from $19.2 million. Sales were higher in the U.S. by $2.6 million but lower by $1.3 million internationally for the three-month period. The sales gain in the U.S. was primarily attributable to the addition of new customers. The decline in sales internationally is due to lower sales volume from a major customer in Europe.

        Gross profit margins for the three-month periods ended March 31, 2005 and 2004 were 61.2% and 65.0%, respectively. The first quarter of 2005 reflected lower gross profit margins in both the MRO and OEM segments. MRO segment gross profit margins declined from 73.7% to 69.5%. The 420 basis point decrease is principally attributable to higher product costs, including surcharges from steel vendors, and a sales mix shift. In addition, a significant portion of the first quarter sales gain was realized from sales of lower margin non-stock product category items. OEM segment gross profit margins declined 160 basis points, from 28.1% to 26.5%. This decline was principally due to price competition and higher product costs in the U.S. and internationally.

OPERATING EXPENSES AND OPERATING INCOME

        Operating expenses were $57.5 million and $55.3 million for the quarters ended March 31, 2005 and 2004, respectively. The $2.2 million dollar increase in quarterly operating expenses for 2005 over the prior year quarter is primarily related to higher employee compensation costs. This increase was driven by higher compensation costs associated with the Long-Term Capital Accumulation Plan, implemented in the third quarter of 2004, and marketing and technology personnel additions. As a result of the sales increases and the Company’s ability to leverage its operating cost infrastructure over a larger revenue base, operating expenses as a percent of net sales declined from 55.0% in the 2004 period to 53.7% of net sales in the 2005 period.

        Operating income for the three-month period ended March 31, 2005 declined to $8.1 million, from $10.1 million in the comparable period of 2004. This $2.0 million decrease in operating income is principally attributable to lower gross profit margins and operating expense increases, which more than offset the gains in net sales.

INVESTMENT AND OTHER INCOME

        Investment and other income consists primarily of rental and interest income. For the quarters ended March 31, 2005 and 2004, investment and other income was $0.5 million.

INTEREST EXPENSE

        Interest expense is primarily attributable to interest paid relative to a mortgage payable for the building owned by the limited partnership referred to in Note I.

PROVISION FOR INCOME TAXES

        The effective tax rates for the three months ended March 31, 2005 and 2004 were 42.3% and 38.0%, respectively. The increase in the effective tax rate for the quarter is principally due to higher operating losses from the foreign subsidiaries in the OEM segment in 2005, and to a lesser extent, lower exempt income in 2005 related to executive life insurance. The foreign losses were $0.5 million in the first quarter of 2005 compared to approximately $0 for the same period in 2004. Since no tax benefit was provided to the Company for foreign losses, the higher first quarter 2005 foreign loss had the effect of raising the overall effective tax rate by approximately 2.0% for the three months ended March 31, 2005.

NET INCOME

        Net income for the first quarter of 2005 declined 24.1%, to $5.0 million ($.54 per diluted share), compared to $6.5 million ($.69 per diluted share) in the similar period of 2004. The $1.5 million decline in net income is the result of the $2.0 million decrease in operating income and higher effective tax rate discussed above.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operating activities for the three months ended March 31, 2005 and 2004 was $2.3 million and $9.1 million, respectively. In 2005, net cash provided by operating activities was negatively impacted by lower net income, higher inventories and lower accrued expenses. Net cash used in financing activities increased by approximately $5.0 million related to increased stock purchases in the first quarter of 2005.

        Working capital at March 31, 2005 was $113.9 million as compared to $115.0 million at December 31, 2004. At March 31, 2005 the current ratio was 3.8 to 1 as compared to 3.7 to 1 at December 31, 2004.

        Additions to property, plant and equipment were $0.4 million and $1.1 million, respectively, for the three months ended March 31, 2005 and 2004. Capital expenditures in 2005 related to the purchase of equipment. In 2004, capital expenditures were principally related to the purchase of equipment and the development of software. The Company expects approximately $6.0 million for capital expenditures in 2005.

        In the first quarter of 2005, the Company announced a cash dividend increase of $.02, to $.20 per share on common shares. This was an 11.1% increase over the previous $.18 per share on common shares paid each quarter in 2004.

        During the first quarter of 2005, the Company purchased 117,972 shares of its own common stock for approximately $5,678,000. Of those shares, 37,163 shares were purchased pursuant to the 2000 Board authorization for up to 500,000 shares and 80,809 shares were pursuant to the Board authorization. In the first three months of 2004, the Company purchased 28,547 shares of its own common stock for approximately $856,000 pursuant to the 2000 Board authorization noted above. All shares purchased as of March 31, 2005 have been retired. Funds to purchase these shares were provided by cash and cash equivalents and net cash provided by operating activities. There is no expiration date relative to the 2004 share repurchase authorization.

        Net cash provided by operating activities, current cash and cash equivalents and the $50,000,000 unsecured line of credit are expected to be sufficient to finance the Company’s future growth, cash dividends and capital expenditures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes in market risk at March 31, 2005 from that reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

        The Company’s chief executive officer and chief financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II–OTHER INFORMATION

ITEMS 1, 3, 4 and 5 are inapplicable and have been omitted from this report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
01/01/05 - 01/31/05	86,357	48.72	86,357	450,806
02/01/05 - 02/28/05	9,515	48.54	9,515	441,291
03/01/05 - 03/31/05	22,100	45.65	22,100	419,191

Total	117,972	48.13	117,972	419,191

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

LAWSON PRODUCTS, INC. (Registrant)
Dated May 10, 2005	/s/ Robert J. Washlow Robert J. Washlow Chief Executive Officer and Chairman of the Board
Dated May 10, 2005	/s/ Thomas Neri Thomas Neri Executive Vice President, Chief Financial Officer, and Treasurer