Form 10-Q
period 2005-06-30
LAWSON PRODUCTS INC/NEW/DE/
filed 2005-08-09
CIK 703604

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

______________________

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

______________________

Commission file number 0-10546

LAWSON PRODUCTS, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-2229304
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1666 East Touhy Avenue, Des Plaines, Illinois	60018
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone no., including area code: (847) 827-9666

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

9,024,111 Shares, $1 par value, as of July 18, 2005.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LAWSON PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Amounts in thousands, except share data)	2005	2004

	(UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents	$14,662	$28,872
Accounts receivable, less allowance for doubtful accounts	53,636	52,129
Inventories	71,102	65,687
Miscellaneous receivables and prepaid expenses	10,545	9,560
Deferred income taxes	1,534	1,729

Total Current Assets	151,479	157,977

Property, plant and equipment, less
allowances for depreciation and amortization	40,465	42,452
Deferred income taxes	16,024	14,779
Goodwill, less accumulated amortization	28,649	28,649
Other assets	17,503	16,693

Total Assets	$254,120	$260,550

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$11,310	$8,746
Accrued expenses and other liabilities	25,934	32,628
Income taxes	1,194	---
Current portion of long term debt	801	1,573

Total Current Liabilities	39,239	42,947

Accrued liability under security bonus plans	22,727	21,528
Other	16,593	15,743

	39,320	37,271

Stockholders' Equity:
Preferred Stock, $1 par value:
Authorized - 500,000 shares
Issued and outstanding - None	---	---
Common Stock, $1 par value:
Authorized - 35,000,000 shares
Issued and outstanding-(2005-9,043,903
shares; 2004-9,280,935 shares)	9,044	9,281

Capital in excess of par value	3,703	3,467

Retained earnings	163,259	167,187

Accumulated other comprehensive income	(445)	397

Total Stockholders' Equity	175,561	180,332

Total Liabilities and Stockholders' Equity	$254,120	$260,550

See notes to condensed consolidated financial statements.

LAWSON PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Amounts in thousands, except per share data)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net sales	$113,555	$104,443	$220,637	$205,101
Cost of goods sold	43,797	38,796	85,315	74,057

Gross profit	69,758	65,647	135,322	131,044

Selling, general and administrative expenses	60,964	57,455	118,446	112,790

Operating income	8,794	8,192	16,876	18,254

Investment and other income	873	582	1,403	1,110
Interest expense	(25)	(48)	(51)	(111)

Income before income taxes	9,642	8,726	18,228	19,253

Provision for income taxes	4,034	3,409	7,664	7,410

Net income	$5,608	$5,317	$10,564	$11,843

Net income per share of common stock:
Basic	$0.62	$0.56	$1.15	$1.25

Diluted	$0.61	$0.56	$1.15	$1.25

Cash dividends declared per share of common stock	$0.20	$0.18	$0.40	$0.36

Weighted average shares outstanding:
Basic	9,107	9,446	9,156	9,466

Diluted	9,126	9,475	9,177	9,493

See notes to condensed consolidated financial statements.

LAWSON PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Amounts in thousands)

	For the
	Six Months Ended
	June 30,
	2005	2004

Operating activities:
Net income	$10,564	$11,843
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	3,374	3,415
Changes in operating assets and liabilities	(13,467)	(3,210)
Other	1,790	1,164

Net Cash Provided by Operating Activities	2,261	13,212

Investing activities:
Additions to property, plant and equipment	(1,206)	(2,139)
Other	---	100

Net Cash Used in Investing Activities	(1,206)	(2,039)

Financing activities:
Purchases of treasury stock	(11,196)	(2,964)
Payments on long term debt	(772)	(718)
Dividends paid	(3,640)	(3,413)
Other	343	604

Net Cash Used in Financing Activities	(15,265)	(6,491)

Increase (Decrease) in Cash and Cash Equivalents	(14,210)	4,682

Cash and Cash Equivalents at Beginning of Period	28,872	23,555

Cash and Cash Equivalents at End of Period	$14,662	$28,237

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

A) As contemplated by the Securities and Exchange Commission, the accompanying consolidated financial statements and footnotes have been condensed and therefore, do not contain all disclosures required by generally accepted accounting principles. Reference should be made to Lawson Products, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2004. The Condensed Consolidated Balance Sheet as of June 30, 2005, the Condensed Consolidated Statements of Income for the three and six month periods ended June 30, 2005 and 2004 and the Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2005 and 2004 are unaudited. In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) have been made, which are necessary to present fairly the results of operations for the interim periods. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Certain amounts have been reclassified in the 2004 financial statements to conform with the 2005 presentation.

B) Comprehensive Income

Comprehensive income (in thousands) was $4,877 and $5,133 for the second quarters of 2005 and 2004, respectively. Comprehensive income includes negative foreign currency translation adjustments of $731 and $184 for the three-month periods ended June 30, 2005 and 2004, respectively.

For the six-month periods ended June 30, 2005 and 2004, comprehensive income (in thousands) was $9,722 and $11,741, respectively. Comprehensive income includes negative foreign currency translation adjustments of $842 and $102 for the six months ended June 30, 2005 and 2004, respectively.

Accumulated comprehensive income consists only of foreign currency translation adjustments, net of related income tax.

C) Earnings per Share

The calculation of dilutive weighted average shares outstanding for the three and six months ended June 30, 2005 and 2004 are as follows (in thousands):

	Three months ended June 30
	2005	2004

Basic weighted average shares outstanding	9,107	9,446
Dilutive impact of options outstanding	19	29
Dilutive weighted average shares outstanding	9,126	9,475

	Six months ended June 30
	2005	2004

Basic weighted average shares outstanding	9,156	9,466
Dilutive impact of options outstanding	21	27
Dilutive weighted average shares outstanding	9,177	9,493

D) Revolving Line of Credit

On June 15, 2005, the revolving line of credit was amended to increase the maximum borrowing capacity to $75 million from $50 million, extended the maturity date to March 27, 2009 and amended certain financial covenants. The revolving line of credit carries an interest rate of prime minus 150 basis points floating or LIBOR plus 75 basis points, at the Company’s option. Interest is payable quarterly on prime rate borrowings and at the earlier of quarterly or maturity with respect to the LIBOR contracts. The line of credit contains certain financial covenants regarding interest coverage, minimum stockholders’ equity and working capital, all of which the Company was in compliance with at June 30, 2005. The Company had no borrowings under the line at June 30, 2005 and December 31, 2004.

E) Other Charges

The table below shows an analysis of the Company’s reserves for severance and related payments for the first six months of 2005 and 2004:

In thousands	2005	2004

Balance at beginning of year	$ 1,042	$ 2,476
Cash paid	(490)	(716)

Balance at June 30	$ 552	$ 1,760

F) Intangible Assets

Intangible assets subject to amortization, included within other assets, were as follows (in thousands):

June 30, 2005
	Gross Balance	Accumulated Amortization	Net Carrying Amount

Trademarks and tradenames	$ 1,747	$ 960	$ 787
Customer lists	953	416	537
	$ 2,700	$ 1,376	$ 1,324

December 31, 2004
	Gross Balance	Accumulated Amortization	Net Carrying Amount

Trademarks and tradenames	$ 1,747	$ 935	$ 812
Customer lists	953	400	553
	$ 2,700	$ 1,335	$ 1,365

Trademarks and tradenames are being amortized over a remaining life of 15.75 years. Customer lists are being amortized over a remaining life of 16.50 years. Amortization expense for intangible assets is expected to be $83,000 for 2005 and for each of the next four years.

G) Accounting for Stock-Based Compensation

The Company adopted FASB Statement No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure.” This Statement requires additional disclosure within interim financial statements. The following tables show the effect on net income and earnings per share as required by FASB Statement No. 123, “Accounting for Stock-Based Compensation.”

	Three Months Ended June 30
In thousands	2005	2004

Net income-as reported	$ 5,608	$ 5,317
Deduct: Total stock based employee compensation expense determined under fair value method, net of tax	-	(1)

Net income-pro forma	5,608	5,316
Basic earnings per share-as reported	.62	.56
Diluted earnings per share-as reported	.61	.56
Basic earnings per share-pro forma	.62	.56
Diluted earnings per share-pro forma	.61	.56

	Six Months Ended June 30
In thousands	2005	2004

Net income-as reported	$10,564	$11,843
Deduct: Total stock based employee compensation expense determined under fair value method, net of tax	-	(4)

Net income-pro forma	10,564	11,839
Basic and diluted earnings per share -as reported	1.15	1.25
Basic and diluted earnings per share -pro forma	1.15	1.25

Stock Performance Rights

The Company’s incentive stock plan provides for the issuance of Stock Performance Rights (SPRs). These SPRs vest over a three to five year period and entitle the recipient to receive a cash payment equal to the excess of the market value of the Company’s common stock over the SPR price when the SPRs are surrendered. The Company records an accrued liability based on the number of outstanding vested SPRs and the market value of the Company’s common stock.

The compensation expense accrual decreased $1,157,000 in the first six months of 2005 compared to a $443,000 increase in the first six months of 2004. The decrease in the compensation expense accrual for the first six months of 2005 is primarily due to the decline in the Company’s stock price and fewer vested SPRs outstanding. The increase for the first six months of 2004 resulted from the significant increase in the Company’s stock price. The Company issued 30,000 SPRs in the second quarter of 2005.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123(R), “Share-Based Payment,” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options to be recognized in the financial statements based on their fair values. On April 14, 2005 the Securities and Exchange Commission announced the adoption of a new rule that amended the effective date to be for fiscal years beginning after June 15, 2005. As a result, the Company expects to apply the modified prospective application beginning January 1, 2006. The Company expects that the impact of complying with Statement No. 123(R) will not be significant.

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

The operations of the Company’s MRO distribution segments distribute a wide range of MRO parts to repair and maintenance organizations primarily through the Company’s force of independent field sales agents, as well as inside sales personnel.

The operations of the Company’s OEM segments manufacture and distribute component parts to OEM manufacturers through a network of independent manufacturers representatives as well as internal sales personnel.

The Company’s reportable segments are distinguished by the nature of products, types of customers, manner of servicing customers, and geographical location.

The Company evaluates performance and allocates resources to reportable segments primarily based on operating income.

Financial information for the Company’s reportable segments consisted of the following:

	Three Months Ended June 30

In thousands	2005	2004

Net sales
MRO-US	$ 84,340	$ 77,983
MRO-CAN	6,670	5,543
OEM-US	19,187	16,326

OEM-INTL	3,358	4,591

Consolidated total	$ 113,555	$ 104,443

Operating income(loss)
MRO-US	$ 7,078	$ 6,885
MRO-CAN	678	739
OEM-US	1,535	623
OEM-INTL	(497)	(55)

Consolidated total	$ 8,794	$ 8,192

The reconciliation of segment profit to consolidated income before income taxes consisted of the following:

	Three Months Ended June 30

In thousands	2005	2004

Total operating income from reportable segments	$ 8,794	$ 8,192
Investment and other income	873	582
Interest expense	(25)	(48)

Income before income taxes	$ 9,642	$ 8,726

	Six Months Ended June 30

In thousands	2005	2004

Net sales
MRO-US	$ 164,571	$ 154,379
MRO-CAN	12,987	10,595
OEM-US	36,564	31,066
OEM-INTL	6,515	9,061

Consolidated total	$ 220,637	$ 205,101

Operating income(loss)
MRO-US	$ 13,814	$ 16,097
MRO-CAN	1,418	1,139
OEM-US	2,638	1,101
OEM-INTL	(994)	(83)

Consolidated total	$ 16,876	$ 18,254

The reconciliation of segment profit to consolidated income before income taxes consisted of the following:

	Six Months Ended June 30

In thousands	2005	2004

Total operating income from reportable segments	$ 16,876	$ 18,254
Investment and other income	1,403	1,110
Interest expense	(51)	(111)

Income before income taxes	$ 18,228	$ 19,253

Asset information related to the Company’s reportable segments consisted of the following:

In thousands	June 30, 2005	December 31, 2004

Total assets
MRO-US	$ 164,100	$ 174,777
MRO-CAN	16,572	18,519
OEM-US	45,272	40,275
OEM-INTL	10,618	10,471

Total for reportable segments	236,562	244,042
Corporate	17,558	16,508

Consolidated total	$ 254,120	$ 260,550

At June 30, 2005 and December 31, 2004, the carrying value of goodwill within each reportable segment was as follows (in thousands):

MRO-US	$ 22,104
MRO-CAN	4,294
OEM-US	2,251
OEM-INTL	---
Consolidated total	$ 28,649

I) Short Term Debt

On July 1, 2003 the Company adopted FIN 46 which resulted in the consolidation of the Company’s investment in a limited partnership, which owns an office building in Chicago, Illinois. In conjunction with the consolidation of its investment, the Company has recorded the long-term debt of the variable interest entity, which represents a mortgage payable relative to the building, of approximately $0.8 million at June 30, 2005. The interest rate of the mortgage payable is 7.315%, with a maturity date of December 31, 2005. The building and land have a net carrying value of approximately $4.1 million, which are included in property, plant and equipment. The remaining assets, none of which are significant, are recorded in other assets.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Lawson Products, Inc.

We have reviewed the condensed consolidated balance sheet of Lawson Products, Inc. and subsidiaries as of June 30, 2005 and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2005 and 2004, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2005 and 2004. These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

ERNST & YOUNG LLP

July 18, 2005

“Safe Harbor” Statement under the Securities Litigation Reform Act of 1995: This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms “may,” “should,” “could,” “anticipate,” “believe,” “continues”, “estimate,” “expect,” “intend,” “objective,” “plan,” “potential,” “project” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions or beliefs and are subject to a number of factors, assumptions and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the following risk factors:

•	Lawson’s business strategy requires the Company to carry a significant amount of inventory in order to meet rapid processing of customer orders.
•	Disruptions of Lawson’s information systems could adversely affect the Company.
•	There is an ongoing risk that orders may be cancelled or rescheduled due to fluctuations in Lawson’s customers’ business needs or purchasing budgets.
•	Increases in commodity prices are likely to lead to increased costs of goods sold. We may not be able to pass on these increased costs to our customers.
•	A limited number of the Company’s stockholders can exert significant influence over the Company.
•

The Company operates in highly competitive markets. Some of the Company’s competitors have a greater variety of merchandise, financial resources, services, personnel resources and competitive pricing than Lawson.

•	Those related to general economic conditions and market conditions in the markets and industries the Company serves.
•	The risks of war, terrorism, and similar hostilities may adversely affect operating results.

The Company undertakes no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events or otherwise.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Quarter ended June 30, 2005 compared to Quarter ended June 30, 2004

The following table presents a summary of the Company’s financial performance for the second quarter of 2005 and 2004:

		% of		% of
(Dollars in thousands)	2005	Net Sales	2004	Net Sales

Net sales	$113,555	100.0	$104,443	100.0
Cost of goods sold	43,797	38.6	38,796	37.1

Gross profit	69,758	61.4	65,647	62.9
Operating expenses	60,964	53.7	57,455	55.0

Operating income	8,794	7.7	8,192	7.8
Other	848	0.7	534	0.5

Income before taxes	9,642	8.5	8,726	8.4
Income tax expense	4,034	3.6	3,409	3.3

Net income	$5,608	4.9	$5,317	5.1

REVENUES AND GROSS PROFIT

Net sales for the three-month period ended June 30, 2005 increased 8.7% to $113.6 million, from $104.4 million in the same period of 2004.

The following table presents the Company’s net sales results for its MRO and OEM businesses for the second quarter of 2005 and 2004:

(Dollars in millions)	2005	2004

MRO	$91.0	$83.5
OEM	22.6	20.9

	$113.6	$104.4

Combined Maintenance, Repair and Replacement distribution (MRO-US and MRO-CAN) net sales increased $7.5 million in the second quarter of 2005, to $91.0 million from $83.5 million in the prior year period. Sales increased in both the U.S. and Canada for the quarter, principally attributable to the addition of new customers and improved penetration of existing customers, including the continued growth of the non-stock product category. Net sales increased $2.4 million, to $7.2 million from $4.8 million for the non-stock product category. The favorable impact of foreign exchange fluctuations accounted for approximately one-half of the $1.1 million net sales gain realized in Canada.

Combined Original Equipment Manufacturer (OEM-US and OEM-INTL) net sales increased $1.7 million in the second quarter of 2005, to $22.6 million from $20.9 million. Sales were higher by $2.9 million in the U.S., but $1.2 million lower internationally for the three-month period. The sales gain in the U.S. was primarily attributable to the addition of new customers.

The decline in sales internationally is principally due to lower sales volume from a major customer in Europe.

Gross profit margins for the quarters ended June 30, 2005 and 2004 were 61.4% and 62.9%, respectively. The second quarter of 2005 reflected lower gross profit margins in the MRO segment but a slight improvement for the OEM segment. MRO segment gross profit margins decreased from 72.0% in the second quarter 2004 to 70.0% in the comparable quarter of 2005. The 200 basis point decline is principally attributable to higher product costs, including surcharges from steel vendors. OEM segment gross profit margins improved to 26.7% in the second quarter 2005, 40 basis points higher than the prior period’s 26.3%. This increase was principally due to price increases and surcharges implemented in the U.S. in early 2005, partially offset by price competition and higher product costs internationally.

OPERATING EXPENSES AND OPERATING INCOME

Operating expenses were $61.0 million and $57.5 million for the quarters ended June 30, 2005 and 2004, respectively. $2.7 million of the $3.5 million dollar increase in quarterly operating expenses for 2005 over the prior year quarter is primarily due to higher sales agent compensation resulting from the increase in sales and higher compensation due to the addition of employees in our marketing and technology departments. As a result of the sales increases and the Company’s ability to leverage its operating cost infrastructure over a larger revenue base, operating expenses as a percent of net sales declined from 55.0% in the 2004 period to 53.7% of net sales in the 2005 period.

Operating income for the three-month period ended June 30, 2005 increased to $8.8 million, from $8.2 million in the comparable period of 2004. This $0.6 million increase in operating income is principally attributable to higher net sales, which more than offset lower gross profit margins and operating expense increases.

INVESTMENT AND OTHER INCOME

The following table presents investment and other income for the quarters ended June 30, 2005 and 2004:

(Dollars in millions)	2005	2004

Rental income	$0.5	$0.5
Realized foreign exchange gains	0.4	---
Interest and other	---	0.1

	$0.9	$0.6

The realized foreign exchange gains in the second quarter of 2005 was due to payments of intercompany payable balances by the Company’s Canadian subsidiary.

INTEREST EXPENSE

Interest expense is primarily attributable to interest paid relative to a mortgage payable for the building owned by the limited partnership referred to in Note I.

PROVISION FOR INCOME TAXES

The effective tax rates for the three months ended June 30, 2005 and 2004 were 41.8% and 39.1%, respectively. Approximately 2.0 percentage points of the 2.7 percentage point increase in the effective tax rate over these periods is due to higher operating losses from the foreign subsidiaries in the OEM segment in 2005, for which no tax benefit was provided, and to a lesser extent, lower exempt income in 2005 related to executive life insurance also contributed slightly to the increased effective tax in the second quarter 2005 compared to the prior year period.

NET INCOME

Net income for the second quarter of 2005 increased 5.5%, to $5.6 million ($.61 per diluted share), compared to $5.3 million ($.56 per diluted share) in the similar period of 2004. The $0.3 million increase in net income is the result of the $0.6 million increase in operating income and higher investment and other income, partially offset by an increase in the effective tax rate discussed above.

Six Months ended June 30, 2005 compared to Six Months ended June 30, 2004

The following table presents a summary of the Company’s financial performance for the first six months of 2005 and 2004:

		% of		% of
(Dollars in thousands)	2005	Net Sales	2004	Net Sales

Net sales	$220,637	100.0	$205,101	100.0
Cost of goods sold	85,315	38.7	74,057	36.1

Gross profit	135,322	61.3	131,044	63.9
Operating expenses	118,446	53.7	112,790	55.0

Operating income	16,876	7.6	18,254	8.9
Other	1,352	0.6	999	0.5

Income before taxes	18,228	8.3	19,253	9.4
Income tax expense	7,664	3.5	7,410	3.6

Net income	$10,564	4.8	$11,843	5.8

REVENUES AND GROSS PROFIT

Net sales for the six-month period ended June 30, 2005 increased 7.6% to $220.6 million, from $205.1 million in the same period of 2004.

The following table presents the Company’s net sales results for its MRO and OEM businesses for the first six months of 2005 and 2004:

(Dollars in millions)	2005	2004

MRO	$177.5	$165.0
OEM	43.1	40.1

	$220.6	$205.1

Combined Maintenance, Repair and Replacement distribution (MRO-US and MRO-CAN) net sales increased $12.5 million in the first six months of 2005, to $177.5 million from $165.0 million, reflecting sales increases in both the U.S. and Canada. Sales gains were principally attributable to the addition of new customers and improved penetration of existing customers, including the continued growth of the non-stock product category, accounting for $5.0 million of the sales increase for the period. The favorable impact of foreign exchange fluctuations in Canada accounted for approximately one-third of the $2.4 million net sales increase.

Combined Original Equipment Manufacturer (OEM-US and OEM-INTL) net sales increased $3.0 million in the first six months of 2005, to $43.1 million from $40.1 million, comprised of a $5.5 million net sales increase in the U.S. offset by a $2.5 million sales decrease internationally. The sales gain in the U.S. was primarily attributable to the addition of new customers. The decline in sales internationally is due to lower sales volume from a major customer in Europe.

Gross profit margins for the six-month periods ended June 30, 2005 and 2004 were 61.3% and 63.9%, respectively. The year-to-date June 2005 period reflected lower gross profit margins in both the MRO and OEM segments. MRO segment gross profit margins declined from 72.8% to 69.8% in these periods. The 300 basis point decrease in year over year MRO segment gross profit margins is principally due to higher product costs, including surcharges from steel vendors, and a sales mix shift, with more than one-third of the sales increase from sales of lower margin non-stock product category items. OEM segment gross profit margins declined 160 basis points, from 27.2% to 26.6%. This decline was principally due to price competition and higher product costs internationally, more than offsetting improved U.S. gross profit margins resulting from price increases and surcharges passed on to customers in the second quarter.

OPERATING EXPENSES AND OPERATING INCOME

Operating expenses were $118.4 million and $112.8 million for the six months ended June 30, 2005 and 2004, respectively. The $5.6 million, or 5.0% increase, in year-to-date operating expenses for 2005 over the same period in 2004 was principally related to higher sales agent and employee compensation costs. The $2.1 million increase in sales agent compensation was attributable to the increase in sales. A $2.1 million employee compensation increase was driven by higher compensation costs associated with the Long-Term Capital Accumulation Plan, implemented in the third quarter of 2004, and marketing and technology personnel additions. As a result of the sales increases and the Company’s ability to leverage its operating cost infrastructure over a larger revenue base, operating expenses as a percent of net sales declined from 55.0% in the 2004 period to 53.7% of net sales in the 2005 period.

Operating income for the six-month period ended June 30, 2005 was $16.9 million, compared to $18.3 million in the prior year-to-date period. The $1.4 million decrease in operating income over these periods is principally attributable to lower gross profit margins and operating expense increases, which more than offset the gains in net sales.

INVESTMENT AND OTHER INCOME

The following table presents investment and other income for the six months ended June 30, 2005 and 2004:

(Dollars in millions)	2005	2004

Rental income	$0.9	$0.9
Realized foreign exchange gains	0.4	---
Interest and other	0.1	0.2

	$1.4	$1.1

The realized foreign exchange gains for the six months ended June 30, 2005 was due to payments of intercompany payable balances by the Company’s Canadian subsidiary.

INTEREST EXPENSE

Interest expense is primarily attributable to interest paid relative to a mortgage payable for the building owned by the limited partnership referred to in Note I.

PROVISION FOR INCOME TAXES

The effective tax rates for the six months ended June 30, 2005 and 2004 were 42.0% and 38.5%, respectively. Approximately 2.1 percentage points of the 3.5 percentage point increase in the effective tax rate over these periods is due to higher operating losses from the foreign subsidiaries in the OEM segment in 2005, for which no tax benefit was provided, and to a lesser extent, lower exempt income in 2005 related to executive life insurance also contributed slightly to the increased effective tax in the 2005 year-to-date period compared to the prior year period.

NET INCOME

Net income for the first six months of 2005 was $10.6 million ($1.15 per diluted share), compared to $11.8 million ($1.25 per diluted share) in the similar period of 2004. The $1.2 million decline in net income is the result of the $1.4 million decrease in operating income and a higher effective tax rate discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the six months ended June 30, 2005 and 2004 was $2.3 million and $13.2 million, respectively. In 2005, net cash provided by operating activities was impacted by lower net income, higher inventories and lower accrued expenses. Net cash used in financing activities increased by approximately $8.8 million related to higher treasury stock purchases for the first six months of 2005. Working capital at June 30, 2005 was $112.2 million as compared to $115.0 million at December 31, 2004. At June 30, 2005 the current ratio was 3.9 to 1 as compared to 3.7 to 1 at December 31, 2004.

Additions to property, plant and equipment were $1.2 million and $2.1 million, respectively, for the six months ended June 30, 2005 and 2004. In addition, approximately $3.2 million was expended for software development in the first six months of 2005 and recorded as prepaid expenses, a portion of which may be reclassified to property, plant and equipment in the second half of 2005. Capital expenditures in 2005 were principally related to the purchase of machinery and equipment. In 2004, capital expenditures were principally related to the purchase of equipment and the development of software. The Company expects to spend approximately $6.0 million for capital expenditures in 2005.

In the second quarter of 2005, the Company announced a cash dividend increase of $.02 to $.20 per share on common shares. This was an 11.1% increase over the previous $.18 per share on common shares paid each quarter in 2004.

During the first six months of 2005, the Company purchased 248,614 shares of its own common stock at a cost of approximately $11,196,000. Of those shares, 37,163 shares were purchased pursuant to the 2000 Board authorization for up to 500,000 shares and 211,451 shares were purchased pursuant to the October 2004 authorization. In the first six months of 2004, the Company purchased 91,434 shares of its own common stock for approximately $2,964,000, pursuant to the 2000 Board authorization noted above. All shares purchased as of June 30, 2005 have been retired. Funds to purchase these shares were provided by cash and cash equivalents and net cash provided by operating activities. There is no expiration date relative to the 2004 share repurchase authorization.

Net cash provided by operating activities, current cash and cash equivalents and the $75,000,000 unsecured line of credit are expected to be sufficient to finance the Company’s future growth, cash dividends and capital expenditures for the next 12 months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk at June 30, 2005 from that reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding financial disclosures. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2005 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Items 1, 3, and 5 are inapplicable and have been omitted from this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

			(c) Total Number	(d) Maximum Number
	(a) Total		of Shares Purchased	of Shares that May
	Number of	(b) Average	as Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs

01/01/05 - 01/31/05	86,357	48.72	86,357	450,806

02/01/05 - 02/28/05	9,515	48.54	9,515	441,291

03/01/05 - 03/31/05	22,100	45.65	22,100	419,191

04/01/05 - 04/30/05	37,657	44.93	37,657	381,534

05/01/05 - 05/31/05	53,139	40.80	53,139	328,395

06/01/05 - 06/30/05	39,846	41.60	39,846	288,549

Total	248,614	45.03	248,614	288,549

On May 16, 2000, the Board of Directors of the Company authorized the purchase of up to 500,000 shares of its own common stock. Purchases pursuant to that authorization were completed in January 2005. On October 13, 2004, the Company announced that its Board of Directors authorized a stock repurchase program to purchase up to 500,000 shares of its common stock in addition to that previously authorized. There is no expiration date relative to the outstanding authorization.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	The annual meeting of stockholders of Lawson Products, Inc. was held on May 10, 2005.
(b)	Pursuant to Instruction 3 to Item 4, no response is required to this item.
(c)

At the Annual Meeting conducted on May 10, 2005, the stockholders voted on the election of directors and on approval of the Lawson Products, Inc. Long-Term Capital Accumulation Plan. A summary of the votes is as follows:

	For	Withheld Authority

Ronald B. Port	8,607,602	163,305
Robert G. Rettig	8,555,537	215,370
Wilma J. Smelcer	8,595,094	175,813

Messers. Brophy, Saranow and Shaffer continue to serve as directors of the Company for terms ending in 2006 and Messers. Hillman, S. Port and Washlow continue to serve as directors of the Company for terms ending in 2007.

	For	Against	Abstain	Broker Non-Vote
Lawson Products, Inc. Long- Term Capital Accumulation Plan	7,712,462	283,726	11,468	763,251

Item 6. Exhibits.

10.17

Credit Agreement dated March 27, 2001 between Lawson Products, Inc. and LaSalle Bank National Association, as amended by the First Amendment to Credit Agreement dated August 12, 2002, as amended by Second Modification to Loan Documents dated July 11, 2003, and as further amended by Third Modification to Credit Agreement dated as of June 15, 2005

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

LAWSON PRODUCTS, INC.
(Registrant)

Dated August 9, 2005	/s/ Robert J. Washlow

Robert J. Washlow
Chief Executive Officer and Chairman of the Board

Dated August 9, 2005	/s/ Thomas Neri

Thomas Neri
Executive Vice President, Chief Financial Officer, and Treasurer

-21-