Form 10-Q
period 2005-09-30
LAWSON PRODUCTS INC/NEW/DE/
filed 2005-11-09
CIK 703604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report under Section 13 or 15(d) of The Securities Exchange Act of 1934
For quarterly period ended September 30, 2005

or

☐	Transition Report pursuant to Section 13 or 15(d) of The Securities Exchange Act of
1934
For the transition period from ___________________ to __________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) Yes X No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) Yes ___ No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

9,003,193 Shares, $1 par value, as of October 18, 2005

Item 1. Financial Statements

                                                                            Part I – Financial Information

LAWSON PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Amounts in thousands, except share data)	2005	2004
	(UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents	$ 14,543	$ 28,872
Accounts receivable, less
allowance for doubtful accounts	56,361	52,129
Inventories	72,235	65,687
Miscellaneous receivables and prepaid expenses	12,320	9,560
Deferred income taxes	1,322	1,729
Total Current Assets	156,781	157,977

Property, plant and equipment, less
allowances for depreciation and amortization	39,721	42,452
Deferred income taxes	16,363	14,779
Goodwill, less accumulated amortization	28,649	28,649
Other assets	17,918	16,693

Total Assets	$259,432	$260,550

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$ 10,493	$ 8,746
Accrued expenses and other liabilities	28,301	32,628
Income taxes	856	---
Current portion of long term debt	404	1,573
Total Current Liabilities	40,054	42,947

Accrued liability under security bonus plans	23,254	21,528
Other	17,049	15,743
	40,303	37,271

Stockholders’ Equity:
Preferred Stock, $1 par value:
Authorized - 500,000 shares
Issued and outstanding - None	---	---
Common Stock, $1 par value:
Authorized - 35,000,000 shares
Issued and outstanding-(2005-9,003,193
shares; 2004-9,280,935 shares)	9,003	9,281

Capital in excess of par value	3,732	3,467

Retained earnings	166,409	167,187

Accumulated other comprehensive income (loss)	(69)	397
Total Stockholders’ Equity	179,075	180,332

Total Liabilities and Stockholders’ Equity	$259,432	$260,550

See notes to condensed consolidated financial statements.

LAWSON PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Amounts in thousands, except per share data)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net sales	$117,837	$107,380	$338,474	$312,481
Cost of goods sold	43,537	40,667	128,852	114,724
Gross profit	74,300	66,713	209,622	197,757

Selling, general and
administrative expenses	63,778	58,401	182,224	171,191
Operating income	10,522	8,312	27,398	26,566

Investment and other income	539	776	1,942	1,886
Interest expense	(13)	(40)	(64)	(151)

Income before income taxes	11,048	9,048	29,276	28,301

Provision for income taxes	4,458	3,462	12,122	10,872

Net income	$ 6,590	$ 5,586	$ 17,154	$ 17,429

Net income per share
of common stock:
Basic	$ 0.73	$ 0.59	$ 1.88	$ 1.85

Diluted	$ 0.73	$ 0.59	$ 1.88	$ 1.84

Cash dividends declared per
share of common stock	$ 0.20	$ 0.18	$ 0.60	$ 0.54

Weighted average shares
outstanding:
Basic	9,018	9,390	9,112	9,440

Diluted	9,035	9,422	9,131	9,468

See notes to condensed consolidated financial statements.

LAWSON PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Amounts in thousands)
	For the
	Nine Months Ended
	September 30,
	2005	2004

Operating activities:
Net income	$17,154	$17,429
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	5,018	5,011
Changes in operating assets and liabilities	(19,392)	(3,403)
Other	4,040	2,525

Net Cash Provided by Operating Activities	6,820	21,562

Investing activities:
Additions to property, plant and equipment	(2,035)	(2,539)
Other	---	100

Net Cash Used in Investing Activities	(2,035)	(2,439)

Financing activities:
Purchases of treasury stock	(12,897)	(6,355)
Payments on long term debt	(1,169)	(1,086)
Dividends paid	(5,440)	(5,110)
Other	392	732

Net Cash Used in Financing Activities	(19,114)	(11,819)

Increase (Decrease) in Cash and Cash Equivalents	(14,329)	7,304

Cash and Cash Equivalents at Beginning of Period	28,872	23,555

Cash and Cash Equivalents at End of Period	$14,543	$30,859

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

A) As contemplated by the Securities and Exchange Commission, the accompanying consolidated financial statements and footnotes have been condensed and therefore, do not contain all disclosures required by generally accepted accounting principles. Reference should be made to Lawson Products, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2004. The Condensed Consolidated Balance Sheet as of September 30, 2005, the Condensed Consolidated Statements of Income for the three and nine-month periods ended September 30, 2005 and 2004 and the Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2005 and 2004 are unaudited. In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) have been made, which are necessary to present fairly the results of operations for the interim periods. Operating results for the three and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Certain amounts have been reclassified in the 2004 financial statements to conform to the 2005 presentation. These reclassified amounts do not materially affect the year-to-year comparisons.

B) Comprehensive Income

Comprehensive income (in thousands) was $6,966 and $6,085 for the third quarters of 2005 and 2004, respectively. Comprehensive income was positively impacted by foreign currency translation adjustments of $376 and $499 for the three-month periods ended September 30, 2005 and 2004, respectively.

For the nine-month periods ended September 30, 2005 and 2004, comprehensive income (in thousands) was $16,688 and $17,826, respectively. Comprehensive income includes foreign currency translation adjustments of ($466) and $397 for the nine months ended September 30, 2005 and 2004, respectively.

Accumulated comprehensive income (loss) consists only of foreign currency translation adjustments, net of related income tax.

C) Earnings per Share

The calculation of dilutive weighted average shares outstanding for the three and nine months ended September 30, 2005 and 2004 are as follows (in thousands):

	Three months ended September 30
	2005	2004
Basic weighted average shares outstanding	9,018	9,390
Dilutive impact of options outstanding	17	32
Dilutive weighted average shares outstanding	9,035	9,422

	Nine months ended September 30
	2005	2004
Basic weighted average shares outstanding	9,112	9,440
Dilutive impact of options outstanding	19	28
Dilutive weighted average shares outstanding	9,131	9,468

D) Revolving Line of Credit

On June 15, 2005, the revolving line of credit was amended to increase the maximum borrowing capacity to $75 million from $50 million, extend the maturity date to March 27, 2009 and amend certain financial covenants. The revolving line of credit carries an interest rate of prime minus 150 basis points floating or LIBOR plus 75 basis points, at the Company’s option. Interest is payable quarterly on prime rate borrowings and at the earlier of quarterly or maturity with respect to the LIBOR contracts. The line of credit contains certain financial covenants regarding interest coverage, minimum stockholders’ equity and working capital, all of which the Company was in compliance with at September 30, 2005. The Company had no borrowings under the line at September 30, 2005 or December 31, 2004.

E) Other Charges

The table below shows an analysis of the Company’s reserves for severance and related payments for the first nine months of 2005 and 2004:

In thousands	2005	2004
Balance at beginning of year	$1,042	$2,476
Cash paid	(686)	(1,003)
Balance at September 30	$356	$1,473

F) Intangible Assets

Intangible assets subject to amortization, included within other assets, were as follows (in thousands):

	September 30, 2005
	Gross Balance	Accumulated Amortization	Net Carrying Amount

Trademarks and tradenames	$1,747	$972	$775
Customer lists	953	425	528
	$2,700	$1,397	$1,303

	December 31, 2004
	Gross Balance	Accumulated Amortization	Net Carrying Amount

Trademarks and tradenames	$1,747	$935	$812
Customer lists	953	400	553
	$2,700	$1,335	$1,365

Trademarks and tradenames are being amortized over a remaining life of 15.50 years. Customer lists are being amortized over a remaining life of 16.25 years. Amortization expense for intangible assets is expected to be $83,000 for 2005 and for each of the next four years.

G) Accounting for Stock-Based Compensation

The Company adopted FASB Statement No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure.” This Statement requires additional disclosure within interim financial statements. The following tables show the effect on net income and earnings per share as required by FASB Statement No. 123, “Accounting for Stock-Based Compensation.”

	Three Months Ended September 30
In thousands	2005	2004
Net income-as reported	$6,590	$5,586
Deduct: Total stock based employee compensation
expense determined under fair value method, net of tax	---	---
Net income-pro forma	6,590	5,586
Basic earnings per share-as reported and pro forma	.73	.59
Diluted earnings per share-as reported and pro forma	.73	.59

	Nine Months Ended September 30
In thousands	2005	2004
Net income-as reported	$17,154	$17,429
Deduct: Total stock based employee compensation
expense determined under fair value method, net of tax	---	(4)
Net income-pro forma	17,154	17,425
Basic earnings per share-as reported and pro forma	1.88	1.85
Diluted earnings per share-as reported and pro forma	1.88	1.84

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

Due to the decline in the Company’s stock price and fewer vested SPRs in 2005, the Company recorded income of $999,000 in the first nine months of 2005. In the comparable period of 2004, the Company recorded expense of $884,000 due principally to an increase in the Company’s stock price. The Company issued 30,000 SPRs in the second quarter of 2005.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123(R), “Share-Based Payment,” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options to be recognized in the financial statements based on their fair values. On April 14, 2005 the Securities and Exchange Commission announced the adoption of a new rule that amended the effective date to fiscal years beginning after June 15, 2005. As a result, the Company expects to apply the modified prospective application beginning January 1, 2006. The Company expects that the impact of complying with Statement No. 123(R) will not be significant.

H) Segment Reporting

The Company has four reportable segments: Maintenance, Repair and Replacement distribution in the U.S.(MRO-US),International Maintenance, Repair and Replacement distribution in Canada(MRO-CAN), Original Equipment Manufacturer distribution and manufacturing in the U.S.(OEM-US), International Original Equipment Manufacturer distribution in the United Kingdom and Mexico(OEM-INTL).

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

The Company evaluates performance and allocates resources to reportable segments primarily based on operating income.

Financial information for the Company’s reportable segments consisted of the following:

	Three Months Ended September 30
In thousands	2005	2004
Net sales
MRO-US	$89,137	$80,778
MRO-CAN	6,712	5,157
OEM-US	19,615	17,064
OEM-INTL	2,373	4,381
Consolidated total	$117,837	$107,380
Operating income(loss)
MRO-US	$9,091	$7,306
MRO-CAN	958	512
OEM-US	1,136	678
OEM-INTL	(663)	(184)
Consolidated total	$10,522	$8,312

The reconciliation of segment profit to consolidated income before income taxes consisted of the following:

	Three Months Ended September 30
In thousands	2005	2004
Total operating income from reportable segments	$10,522	$8,312
Investment and other income	539	776
Interest expense	(13)	(40)
Income before income taxes	$11,048	$9,048

	Nine Months Ended September 30
In thousands	2005	2004
Net sales
MRO-US	$253,708	$235,157
MRO-CAN	19,699	15,752
OEM-US	56,179	48,130
OEM-INTL	8,888	13,442
Consolidated total	$338,474	$312,481
Operating income(loss)
MRO-US	$22,905	$23,403
MRO-CAN	2,376	1,651
OEM-US	3,774	1,779
OEM-INTL	(1,657)	(267)
Consolidated total	$27,398	$26,566

The reconciliation of segment profit to consolidated income before income taxes consisted of the following:

	Nine Months Ended September 30
In thousands	2005	2004
Total operating income from reportable segments	$27,398	$26,566
Investment and other income	1,942	1,886
Interest expense	(64)	(151)
Income before income taxes	$29,276	$28,301

Asset information related to the Company’s reportable segments consisted of the following:

In thousands	September 30, 2005	December 31, 2004
Total assets
MRO-US	$165,495	$174,777
MRO-CAN	17,734	18,519
OEM-US	48,324	40,275
OEM-INTL	10,194	10,471
Total for reportable segments	241,747	244,042
Corporate	17,685	16,508
Consolidated total	$259,432	$260,550

At September 30, 2005 and December 31, 2004, the carrying value of goodwill within each reportable segment was as follows (in thousands):

MRO-US	$22,104
MRO-CAN	4,294
OEM-US	2,251
OEM-INTL	---
Consolidated total	$28,649

I) Short Term Debt

On July 1, 2003 the Company adopted FIN 46 which resulted in the consolidation of the Company’s investment in Superior and Sedgewick Associates, an Illinois limited partnership, which owns real property and an office building located at 366 West Superior Street and 400-432 West Superior Street in Chicago, Illinois. In conjunction with the consolidation of its investment, the Company has recorded the long-term debt of the variable interest entity (VIE), which represents a mortgage payable relative to the building, of approximately $0.4 million at September 30, 2005. The interest rate of the mortgage payable is 7.315%, with a maturity date of December 31, 2005. The building and land have a net carrying value of approximately $4.0 million, which are included in property, plant and equipment. The remaining assets, none of which are significant, are recorded in other assets. See Note J for information related to the sale of the real property and office building by Superior and Sedgewick Associates.

J) Subsequent Events

Sale of property owned by limited partnership

On October 24, 2005, Superior and Sedgwick Associates, an Illinois limited partnership (the “Partnership”), entered into a Real Estate Sales Agreement, dated October 24, 2005 (the “Real Estate Sale Agreement”), with the City of Chicago. Lawson Products, Inc. (the “Company”) is the limited partner of the Partnership and owns approximately 98.5% of the total Partnership interests. The interests were acquired at the time of the formation of the Partnership in 1984. Pursuant to the Real Estate Sale Agreement, the Partnership has agreed to sell real property located at 366 West Superior Street and 400-432 West Superior Street in Chicago, Illinois to the City of Chicago for the purchase price of approximately $17,950,000, subject to customary closing conditions, as well as prorations and similar adjustments at closing. The closing is expected in the fourth quarter of 2005. The real property is the sole asset of the Partnership.

Robert J. Washlow, Chairman of the Board and Chief Executive Officer of the Company, is the general partner of the Partnership and owns approximately 1.5% of the total Partnership interests. Pursuant to the Agreement of Limited Partnership dated November 1, 1984 governing the Partnership (the “Partnership Agreement”), which was entered into prior to the time that Mr. Washlow became an executive officer or director of the Company, the general partner is entitled to be paid reasonable fees as compensation for managing the affairs of the Partnership. The fees are to be comparable to those charged by real estate management firms in the Chicago metropolitan area and shall conclusively be deemed to be reasonable if they have been approved by the limited partner. In connection with the Real Estate Sale Agreement, the Company’s board of directors established a special committee of disinterested directors to consider the management fees to be paid pursuant to the Partnership Agreement. The special committee engaged advisors of its own selection to assist in its evaluation of the management fees, and on October 24, 2005 the special committee concluded that the appropriate management fees pursuant to the Partnership Agreement were $2,000,000, payable by the Partnership at the closing under the Real Estate Sale Agreement. On October 24, 2005, the audit committee of the board of directors considered and approved the management fees. Also on October 24, 2005, the management fees approved by the special committee were ratified unanimously by the board of directors, with Mr. Washlow abstaining. Mr. Washlow will also receive net cash proceeds of approximately $270,500 due to his 1.5% partnership interest.

As a result of the transaction contemplated by the Real Estate Sale Agreement and the dissolution of the Partnership, the Company expects to receive net cash proceeds of approximately $15,323,600. The Company expects that its gain on the transaction will be approximately $13,660,000, or $1.50 per share, which will be reflected in the Company’s financial results for the quarter ending December 31, 2005.

Closure of UK Operations

The Company plans to close its original equipment manufacturer distribution operations in the United Kingdom. The Company informed its employees with respect to this decision on October 31, 2005. The Company plans to close its 4,000 square foot general distribution center in Bradley Stoke (Bristol), England and its 10,000 square foot general distribution center in Newcastle, England, subject to consultation with its employees as required by the employment laws of the United Kingdom. The restructuring actions are expected to be completed in the next two months. The decision to close the Company’s original equipment manufacturer distribution operations in the United Kingdom was based upon the continued operating losses incurred by this business over the last several years.

The Company expects the charges associated with these restructuring actions to approximate $12 million before tax, $7.2 million after tax, or $.80 per diluted share. Of this total, $0.75 million relates to severance costs in connection with the planned termination of approximately 25 employees in the United Kingdom and substantially all of the remaining costs are associated with the write-off of inventory and equipment and expenditures relating to lease terminations. The Company expects to account for the United Kingdom operations as a “discontinued operation” in its fourth quarter and full year 2005 financial statements in accordance with generally accepted accounting principles (“GAAP”). The Company expects that the restructuring plan will result in cash expenditures of approximately $2 million.

In conjunction with the Company’s restructuring plan described above, the Company will also recognize a pre-tax charge of $1.2 million, $.7 million after tax, or $.08 per diluted share, to reflect the accounting for the impairment of goodwill and intangible assets used in its global original equipment manufacturer distribution operations due to the loss of customers in connection with the closing of its original equipment manufacturer distribution operations in the United Kingdom. The Company does not expect this charge to result in the expenditure of cash.

Acquisition of Rutland Tools

On November 1, 2005, the Company announced it has entered into a definitive agreement to acquire substantially all of the assets and operations of Rutland Tool and Supplies Co. (Rutland Tool), a California based subsidiary of Airgas, Inc. for $15 million in cash. The closing date for the transaction is expected no later than December 1, 2005. Rutland Tool distributes metalworking tools, machine tools and related MRO supplies.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Lawson Products, Inc.

We have reviewed the condensed consolidated balance sheet of Lawson Products, Inc. and subsidiaries as of September 30, 2005 and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2005 and 2004, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2005 and 2004. These financial statements are the responsibility of the Company’s management.

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

October 18, 2005

Safe Harbor” Statement under the Securities Litigation Reform Act of 1995: This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms “may,” “should,” “could,” “anticipate,” “believe,” “continues”, “estimate,” “expect,” “intend,” “objective,” “plan,” “potential,” “project” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions or beliefs and are subject to a number of factors, assumptions and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the following risk factors:

•	The Company’s business strategy requires the Company to carry a significant amount of inventory in order to meet rapid processing of customer orders.
•	Disruptions of the Company’s information systems could adversely affect the Company.
•	There is an ongoing risk that orders may be cancelled or rescheduled due to fluctuations in the Company’s customers’ business needs or purchasing budgets.
•	Increases in commodity prices are likely to lead to increased costs of goods sold. We may not be able to pass on these increased costs to our customers.
•	A limited number of the Company’s stockholders can exert significant influence over the Company.
•

The Company operates in highly competitive markets. Some of the Company’s competitors have a greater variety of merchandise, financial resources, services, personnel resources and competitive pricing than Lawson.

•	The Company may not be able to successfully integrate Rutland Tool and Supplies Co. (“Rutland”) into its operations, and it may not be able to retain Rutland's customers..
•	Those related to general economic conditions and market conditions in the markets and industries the Company serves.
•	The risks of war, terrorism, and similar hostilities may adversely affect operating results.

The Company undertakes no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events or otherwise.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Lawson Products, Inc. (the “Company”) is an international distributor and marketer of systems, services and products to the industrial, commercial and institutional maintenance, repair and replacement (“MRO”) marketplace. The Company also manufactures, sells and distributes specialized component parts to the original equipment (“OEM”) marketplace, including automotive, appliance, aerospace, construction and transportation industries.

The Company markets its products primarily through a network of approximately 1,800 independent sales agents. In addition, the Company also markets its products through inside sales representatives.

Quarter ended September 30, 2005 compared to Quarter ended September 30, 2004

The following table presents a summary of the Company’s financial performance for the third quarters of 2005 and 2004:

		% of		% of
(Dollars in thousands)	2005	Net Sales	2004	Net Sales

Net sales	$117,837	100.0	$107,380	100.0
Cost of goods sold	43,537	36.9	40,667	37.9
Gross profit	74,300	63.1	66,713	62.1
Operating expenses	63,778	54.1	58,401	54.4
Operating income	10,522	8.9	8,312	7.7
Other	526	0.4	736	0.7
Income before taxes	11,048	9.4	9,048	8.4
Income tax expense	4,458	3.8	3,462	3.2
Net income	$6,590	5.6	$5,586	5.2

REVENUES AND GROSS PROFIT

Net sales for the three-month period ended September 30, 2005 increased 9.7% to $117.8 million from $107.4 million in the same period of 2004.

The following table presents the Company’s net sales results for its MRO and OEM businesses for the third quarters of 2005 and 2004:

(Dollars in millions)	2005	2004
MRO	$ 95.8	$ 85.9
OEM	22.0	21.5
	$ 117.8	$ 107.4

Combined Maintenance, Repair and Replacement distribution (MRO-US and MRO-CAN) net sales increased $9.9 million in the third quarter of 2005, to $95.8 million from $85.9 million in the prior year period. Sales increased in both the U.S. and Canada for the quarter, principally attributable to improved penetration of existing customers, the addition of new customers and positive effects from price increases. The favorable impact of foreign exchange fluctuations accounted for approximately one-half of the $1.3 million net sales gain realized in Canada.

Combined Original Equipment Manufacturer (OEM-US and OEM-INTL) net sales increased $0.5 million in the third quarter of 2005, to $22.0 million from $21.5 million. Sales were higher by $2.5 million in the U.S. but $2.0 million lower internationally for the three-month period. The sales advance in the U.S. was primarily attributable to the addition of new customers. The decline in sales internationally is principally due to lower sales volume from a major customer in Europe.

Gross profit margins for the quarters ended September 30, 2005 and 2004 were 63.1% and 62.1%, respectively. Gross profit margins have improved sequentially for each quarter in 2005. The third quarter of 2005 reflected higher gross profit margins in the MRO segment and a decline for the OEM segment. MRO segment gross profit margins increased to 71.9% in the third quarter of 2005 from 71.2% in the comparable quarter of 2004. The 70 basis point improvement is principally attributable to a price increase implemented in the third quarter of 2005. OEM segment gross profit margins declined to 24.7% in the third quarter of 2005, 90 basis points lower than the prior period’s 25.6%. This decrease was principally due to price competition and higher product costs internationally.

OPERATING EXPENSES AND OPERATING INCOME

Operating expenses were $63.8 million and $58.4 million for the quarters ended September 30, 2005 and 2004, respectively. Of the $5.4 million increase in quarterly operating expenses over the 2004 quarter, approximately $3.7 million is due to higher sales agent compensation resulting from the increase in sales. In addition, compensation costs were higher in 2005 due to the addition of marketing and technology personnel. As a result of the sales increases and the Company’s ability to leverage its operating cost infrastructure over a larger revenue base, operating expenses as a percent of net sales declined slightly from 54.4% in the 2004 period to 54.1% of net sales in the 2005 period.

Operating income for the three-month period ended September 30, 2005 advanced to $10.5 million, from $8.3 million in the same period of 2004. This $2.2 million increase in operating income is principally attributable to higher net sales and improved gross profit margins, more than offsetting higher operating expenses.

INVESTMENT AND OTHER INCOME

The following table presents investment and other income for the quarters ended September 30, 2005 and 2004:

(Dollars in millions)	2005	2004
Rental income	$0.5	$0.5
Realized foreign exchange gains	0.0	0.1
Interest and other	0.0	0.2
	$0.5	$0.8

The rental income for the quarters ended September 30, 2005 and 2004 was attributable to the office building held by the Company as an investment and owned by the limited partnership referred to in Note I. See Note J for information related to the sale of the office building owned by the limited partnership.

INTEREST EXPENSE

Interest expense was primarily attributable to interest paid relative to a mortgage payable for the office building held by the Company as an investment and owned by the limited partnership referred to in Note I. See Note J for information related to the sale of the office building owned by the limited partnership.

PROVISION FOR INCOME TAXES

The effective tax rates for the quarters ended September 30, 2005 and 2004 were 40.4% and 38.3%, respectively. Approximately 1.4 percentage points of the 2.1 percentage point increase in the effective tax rate over these periods is due to higher operating losses from the foreign subsidiaries in the OEM segment in 2005, for which no tax benefit was provided. Lower contributions of inventory to a charitable organization in 2005 also contributed to the increased effective tax rate in the third quarter 2005 compared to the prior year period.

NET INCOME

Net income for the third quarter of 2005 increased 18.0%, to $6.6 million ($.73 per diluted share), compared to $5.6 million ($.59 per diluted share) in the comparable period of 2004. The $1.0 million increase in net income is the result of the $2.2 million increase in operating income, partially offset by lower investment and other income and an increase in the effective tax rate discussed above. Per share net income for 2005 and 2004 was positively affected by the Company’s share repurchase program. The impact of the Company’s share repurchase program was $0.03 per share of net income in the quarter ended September 30, 2005 compared to the same period in 2004.

Nine months ended September 30, 2005 compared to Nine Months ended September 30, 2004

The following table presents a summary of the Company’s financial performance for the first nine months of 2005 and 2004:

		% of		% of
(Dollars in thousands)	2005	Net Sales	2004	Net Sales

Net sales	$338,474	100.0	$312,481	100.0
Cost of goods sold	128,852	38.1	114,724	36.7
Gross profit	209,622	61.9	197,757	63.3
Operating expenses	182,224	53.8	171,191	54.8
Operating income	27,398	8.1	26,566	8.5
Other	1,878	0.6	1,735	0.6
Income before taxes	29,276	8.6	28,301	9.1
Income tax expense	12,122	3.6	10,872	3.5
Net income	$17,154	5.1	$17,429	5.6

REVENUES AND GROSS PROFIT

Net sales for the nine-month period ended September 30, 2005 increased 8.3% to $338.5 million from $312.5 million in the similar period of 2004.

The following table presents the Company’s net sales results for its MRO and OEM businesses for the first nine months of 2005 and 2004:

(Dollars in millions)	2005	2004
MRO	$273.4	$250.9
OEM	65.1	61.6
	$338.5	$312.5

Combined Maintenance, Repair and Replacement distribution (MRO-US and MRO-CAN) net sales increased $22.5 million in the first nine months of 2005, to $273.4 million from $250.9 million, reflecting higher sales in both the U.S. and Canada. Sales gains were principally attributable to the addition of new customers and improved penetration of existing customers. A growing component of the Company’s MRO business continues to be its supplemental supply programs, which allows the Company to improve customer penetration through additional non-stock product offerings. The growth in supplemental supply programs accounted for $6.3 million of the $22.5 million in net sales growth for the nine-month period ended September 30, 2005. The favorable impact of foreign exchange fluctuations accounted for approximately one-third of the $3.9 million net sales increase in Canada.

Combined Original Equipment Manufacturer (OEM-US and OEM-INTL) net sales increased $3.5 million in the first nine months of 2005, to $65.1 million from $61.6 million, comprised of an $8.0 million net sales increase in the U.S. offset by a $4.5 million sales decrease internationally. The sales gain in the U.S. was primarily attributable to the addition of new customers. The decline in sales internationally is due to lower sales volume from a major customer in Europe.

Gross profit margins for the nine-month periods ended September 30, 2005 and 2004 were 61.9% and 63.3%, respectively. The year-to-date September 2005 period reflected lower gross profit margins in both the MRO and OEM segments. MRO segment gross profit margins declined from 72.3% to 70.5% in these periods. The 180 basis point decrease in MRO segment gross profit margins in year-to-date September 2005 compared to the prior year period is principally due to higher product costs, including surcharges from steel vendors, and a sales mix shift, with approximately one-third of the incremental 2005 sales coming from sales of lower margin non-stock product category items. Although year-to-date September 2005 gross profit margins were lower than the prior year period, gross profit margins for the quarter ended September 30, 2005 improved compared to the quarter ended September 30, 2004. OEM segment gross profit margins declined 60 basis points, from 26.6% to 26.0%. This decline was principally due to price competition and higher product costs internationally, more than offsetting improved U.S. gross profit margins resulting from price increases and surcharges passed on to customers.

OPERATING EXPENSES AND OPERATING INCOME

Operating expenses were $182.2 million and $171.2 million for the nine months ended September 30, 2005 and 2004, respectively. The $11.0 million, or 6.4%, increase in year-to-date operating expenses for 2005 over the comparable period in 2004 was principally related to higher sales agent and employee compensation costs. The $5.0 million increase in sales agent compensation was attributable to the increase in sales. The $3.0 million employee compensation increase was driven by higher compensation costs associated with the Long-Term Capital Accumulation Plan ($1.6 million increase), implemented in the third quarter of 2004, salary and wage increases, and marketing and technology personnel additions. This $3.0 million increase was partially offset by income of $1.0 million recorded relative to the issuance of Stock Performance Rights as provided by the Company’s incentive stock plan referred to in Note G. As a result of the sales increases and the Company’s ability to leverage its operating cost infrastructure over a larger revenue base, operating expenses as a percent of net sales declined from 54.8% in the 2004 period to 53.8% of net sales in the 2005 period.

Operating income for the nine-month period ended September 30, 2005 was $27.4 million, compared to $26.6 million in the prior year-to-date period. The $0.8 million increase in operating income over these periods is principally attributable to gains in net sales, more than offsetting lower gross profit margins and higher operating expenses.

INVESTMENT AND OTHER INCOME

The following table presents investment and other income for the nine months ended September 30, 2005 and 2004:

(Dollars in millions)	2005	2004
Rental income	$1.4	$1.4
Realized foreign exchange gains	0.4	0.1
Interest and other	0.1	0.4
	$1.9	$1.9

The realized foreign exchange gains for the nine months ended September 30, 2005 were due to intercompany payments from a Canadian subsidiary. The rental income for the nine months ended September 30, 2005 and 2004 was attributable to the office building held by the Company as an investment and owned by the limited partnership referred to in Note I. See Note J for information related to the sale of the office building owned by the limited partnership.

INTEREST EXPENSE

Interest expense of $0.1 million and $0.2 million for the nine-month periods ended September 30, 2005 and 2004, respectively, was primarily attributable to interest paid relating to a mortgage on the office building held by the Company as an investment and owned by the limited partnership referred to in Note I. See Note J for information related to the sale of the office building owned by the limited partnership.

PROVISION FOR INCOME TAXES

The effective tax rates for the nine months ended September 30, 2005 and 2004 were 41.4% and 38.4%, respectively. Approximately 1.9 percentage points of the 3.0 percentage point increase in the effective tax rate over these periods is due to higher operating losses from the foreign subsidiaries in the OEM segment in 2005, for which no tax benefit was provided. Lower contributions of inventory to a charitable organization in 2005 and lower exempt income in 2005 related to executive life insurance also contributed to the higher effective tax rate in the September 2005 year-to-date period compared to the prior year period.

NET INCOME

Net income for the first nine months of 2005 was $17.2 million ($1.88 per diluted share), compared to $17.4 million ($1.84 per diluted share) in the same period of 2004. The $0.2 million decline in net income is the result of a higher effective tax rate discussed above, more than offsetting the $0.8 million increase in operating income. Per share net income for 2005 and 2004 was positively affected by the Company’s share repurchase program. The impact of the Company’s share repurchase program was $0.07 in the September 2005 year-to-date period compared to the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations declined to $6.8 million for the nine months ended September 30, 2005 compared to $21.6 million for the prior year period. Net income was comparable over these periods; however, accounts receivable and inventory increases combined with accrued expense decreases resulted in lower operating cash. The growth in receivables is related to higher sales. Increases in inventory are related to higher sales, price inflation, and growth of inventory-management customers within the OEM business. Net cash used in financing activities increased by approximately $7.3 million related to higher treasury stock purchases for the first nine months of 2005. Working capital at September 30, 2005 was $116.7 million as compared to $115.0 million at December 31, 2004. At September 30, 2005 the current ratio was 3.9 to 1 as compared to 3.7 to 1 at December 31, 2004.

Additions to property, plant and equipment were $2.0 million and $2.5 million, respectively, for the nine-month periods ended September 30, 2005 and 2004. In addition, approximately $4.5 million was expended for software development in the first nine months of 2005 and recorded as prepaid expenses, a portion of which may be reclassified to property, plant and equipment in the fourth quarter of 2005 as the software is placed in service. Capital expenditures in 2005 were principally related to the purchase of machinery and equipment. In 2004, capital expenditures were principally related to the purchase of equipment and the development of software. The Company expects to spend approximately $6.0 million for capital expenditures in 2005.

In the third quarter of 2005, the Company announced a cash dividend of $.20 per share on common shares, an 11.1% increase over the previous $.18 per share on common shares paid each quarter in 2004.

During the first nine months of 2005, the Company purchased 291,210 shares of its own common stock at a cost of approximately $12,897,000. Of those shares, 37,163 shares were purchased pursuant to the 2000 Board authorization for up to 500,000 shares and 254,047 shares were purchased pursuant to the October 2004 authorization for up to 500,000 shares. In the first nine months of 2004, the Company purchased 179,841 shares of its own common stock for approximately $6,355,000, pursuant to the 2000 Board authorization noted above. All shares purchased as of September 30, 2005 have been retired. Funds to purchase these shares were provided by cash and cash equivalents and net cash provided by operating activities. All of the shares authorized under the 2000 Board authorization have been purchased. As of September 30, 2005, there were 245,953 shares remaining under the 2004 share repurchase authorization, and there is no expiration date relative to the 2004 share repurchase authorization.

Net cash provided by operating activities, current cash and cash equivalents and the $75,000,000 unsecured line of credit are expected to be sufficient to finance the Company’s future growth, cash dividends and capital expenditures for the next 12 months.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk at September 30, 2005 from that reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4	Controls and Procedures

Under the supervision and with the participation of the Company’s senior management, including the Company’s chief executive officer and chief financial officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, the Company’s chief executive officer and chief financial officer have concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding financial disclosures. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

OTHER INFORMATION

Items 1, 3, 4 and 5 are inapplicable and have been omitted from this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

			(c) Total Number	(d) Maximum Number
	(a) Total		of Shares Purchased	of Shares that May
	Number of	(b) Average	as Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs

01/01/05 - 01/31/05	86,357	$48.72	86,357	450,806

02/01/05 - 02/28/05	9,515	$48.54	9,515	441,291

03/01/05 - 03/31/05	22,100	$45.65	22,100	419,191

04/01/05 - 04/30/05	37,657	$44.93	37,657	381,534

05/01/05 - 05/31/05	53,139	$40.80	53,139	328,395

06/01/05 - 06/30/05	39,846	$41.60	39,846	288,549

07/01/05 - 07/31/05	20,709	$39.09	20,709	267,840

08/01/05 - 08/31/05	21,887	$40.70	21,887	245,953

09/01/05 - 09/30/05	0	0.00	0	245,953

Total	291,210	$44.29	291,210	245,953

On May 16, 2000, the Board of Directors of the Company authorized the purchase of up to 500,000 shares of its own common stock, and the Company has purchased all of the shares under this authorization. On October 13, 2004, the Company announced that its Board of Directors authorized a stock repurchase program to purchase up to 500,000 shares of its common stock in addition to that previously authorized. There is no expiration date relative to the 2004 authorization.

Item 6.             Exhibits

(a)	Exhibits

10(c)(19)

Employment Agreement dated as of September 14, 2005 between the Company and Kenneth E. Malik, incorporated herein by reference to Exhibit 10(c)(19) to the Company’s Current Report on Form 8-K dated September 14, 2005.

10(c)(20)

Real Estate Sales Agreement, dated October 24, 2005, by and between the City of Chicago and Superior and Sedgwick Associates, incorporated herein by reference to Exhibit 10(c)(20) to the Company’s Current Report on Form 8-K dated October 24, 2005.

10(c)(21)

Agreement of Limited Partnership of Superior and Sedgwick Associates, an Illinois Limited Partnership, dated as of November 1, 1984, incorporated herein by reference to Exhibit 10(c)(21) to the Company’s Current Report on Form 8-K dated October 24, 2005.

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

LAWSON PRODUCTS, INC. (Registrant)

Dated	November 9, 2005	/s/	Robert J. Washlow
Robert J. Washlow
Chief Executive Officer and Chairman of the Board

Dated	November 9, 2005	/s/	Thomas Neri
Thomas Neri
Executive Vice President, Chief Financial Officer, and Treasurer