Form 10-K
period 2005-12-31
LAWSON PRODUCTS INC/NEW/DE/
filed 2006-03-16
CIK 703604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 0-10546
LAWSON PRODUCTS, INC.
(Exact Name of Registrant as Specified in Charter)

Delaware	36-2229304
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1666 East Touhy Avenue, Des Plaines, Illinois 60018
(Address of principal executive offices)
Registrant’s telephone number, including area code:
(847) 827-9666
Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered

None	None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $1.00 Par Value
(Title of class)
     Indicate by check mark if the Company is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes ☐          No ☑
      Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is a large accelerated filer. An accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐          Accelerated Filer ☑          Non-accelerated filer  ☐
      Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The aggregate market value of the Registrant’s voting stock held by non-affiliates (based upon the per share closing price of $38.82) on June 30, 2005 was approximately $174,517,000.
      As of March 1, 2006, 8,974,841 shares of Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      The following documents are incorporated into this Form 10-K by reference:
      Part III incorporates information by reference to the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

-i-

      “Safe Harbor” Statement under the Securities Litigation Reform Act of 1995: This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms “may,” “should,” “could,” “anticipate,” “believe,” “continues,” “estimate,” “expect,” “intend,” “objective,” “plan,” “potential,” “project” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions or beliefs and are subject to a number of factors, assumptions and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include the risk factors set forth in Item 1A of this Form 10-K.
      The Company undertakes no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS.
      Lawson Products, Inc. (“Lawson” or the “Company”) was incorporated in Illinois in 1952 and reincorporated in Delaware in 1982. The Company has two reportable segments: (i) maintenance, repair and replacement distribution in North America; and (ii) original equipment manufacturer distribution and manufacturing in North America. In conjunction with changes to the Company’s business in 2005, the Company reduced its reportable segments from four to these two segments. Please see Note O in the Notes to the Consolidated Financial Statements, included elsewhere in this Annual Report on Form 10-K, for additional information regarding segment results and sales by geographic regions.
Overview
      Lawson is a North American distributor and marketer of systems, services and products to the industrial, commercial and institutional maintenance, repair and replacement (“MRO”) marketplace. The Company also manufactures, sells and distributes specialized component parts to the original equipment marketplace (“OEM”), including automotive, appliance, aerospace, construction and transportation industries.
      Lawson markets its MRO products primarily through a network of approximately 1,800 independent sales agents. The Company’s OEM segment sells primarily through inside sales representatives. The majority of the Company’s sales agents and inside sales representatives utilize catalogs, websites and call centers to facilitate customer ordering activity.
      The Company completed several transactions during 2005, while achieving strong operating results discussed later in this Form 10-K. In the fourth quarter of 2005, the Company closed its UK business. In addition, the Company sold its real estate held in a limited partnership, resulting in a substantial gain. The results of these transactions are reported as discontinued operations for all periods presented. The Company also completed the acquisition of Rutland Tool and Supply Co. (“Rutland”) in December 2005. Rutland is a distributor of metal working tools and supplies based in California that reported sales of approximately $50 million in the latest fiscal year.
Products
      The Company offers over 900,000 expendable maintenance, repair and replacement products in both of its segments. These products may be divided into three broad categories: Fasteners, Fittings and Related Parts, such as screws, nuts, rivets and other fasteners; Industrial Supplies, such as hoses and hose fittings, lubricants, cleansers, adhesives and other chemicals, as well as files, drills, welding products and other shop supplies; and Automotive and Equipment Maintenance Parts, such as primary wiring, connectors and other electrical supplies, exhaust and other automotive parts. The Company estimates that these categories of products accounted for the following percentages of its total consolidated net sales for 2005, 2004 and 2003, respectively:

	Percentage of
	Consolidated
	Net Sales

	2005	2004	2003

Fasteners, Fittings and Related Parts	48%	44%	43%
Industrial Supplies	43	47	48
Automotive and Equipment Maintenance Parts	9	9	9

	100%	100%	100%

      Substantially all of the Company’s MRO products are manufactured by others and must meet the Company’s specifications. Approximately 90% of the Company’s products are sold under Company labels. Substantially all MRO products distributed by the Company are purchased by the Company in bulk and repackaged in smaller quantities. The Company regularly uses a large number of suppliers and has no long-

term or fixed price contracts with any of them. Most of the Company’s MRO products are purchased from several sources, and the Company believes that the loss of any single supplier would not significantly affect its operations. No single supplier accounted for more than 3% of the Company’s purchases in 2005.
      In the OEM business, the Company sources most products based on customer specifications through a variety of domestic and international suppliers. A small portion of OEM products are manufactured by the Company, primarily precision engineered machine parts. In addition to customer-oriented products, the OEM business provides supply chain management services such as in-plant inventory management and automatic re-stock programs for many customers.
Markets
      The Company’s principal markets are as follows:
      In-Plant and Building Maintenance. This market includes facilities engaged in a broad range of manufacturing and processing activities, as well as institutions such as hospitals, universities, school districts and government units. The Company estimates that approximately 43% of 2005 and 42% of 2004 net sales were made to customers in this market.
      Heavy Duty Equipment Maintenance. Customers in this market include operators of trucks, buses, agricultural implements, construction and road building equipment, mining, logging and drilling equipment and other off-the-road equipment. The Company estimates that approximately 24% of 2005 and 24% of 2004 net sales were made to customers in this market.
      Original Equipment Manufacturers. This market includes supplying production lines engaged in a broad range of manufacturing and processing activities with component parts. The Company estimates that approximately 17% of 2005 and 18% of 2004 net sales were made to customers in this market.
      Vehicle Maintenance and Transportation. Customers in this market include automobile service center chains, independent garages, automobile dealers, car rental agencies and other fleet operators. The Company estimates that approximately 16% of 2005 and 16% of 2004 net sales were made to customers in this market.
      At December 31, 2005, the Company had approximately 355,000 customers, the largest of which accounted for approximately 1% of net sales during 2005. Sales were made primarily through a network of approximately 1,800 independent sales agents and inside sales representatives. Independent sales agents and inside sales representatives are compensated on a commission basis and are responsible for repayment of commissions on any uncollectible accounts. Sales force management includes 40 regional managers who coordinate regional marketing efforts. The Company had approximately 1,630 employees at December 31, 2005.
      The Company’s products are sold in all 50 states, the District of Columbia, Mexico, Puerto Rico and Canada. The Company believes that an important factor in its success is its ability to service customers promptly. During the past five years, more than 99.2% of all orders for stocked inventory were shipped to the customer within 24 hours after an order was received by the Company. This rapid shipment is facilitated by computer controlled order entry and inventory control systems in each general distribution center. Sales representatives in the field are equipped with technology to automatically transmit customer orders. Shipments to customers typically are delivered by common carrier.
Inventories
      The Company is required to carry significant amounts of inventories in order to meet its high standards of rapid processing of customer orders. The Company has historically funded its working capital requirements for inventories internally. Such internally generated funds, along with a $75 million unsecured revolving line of credit, are expected to finance the Company’s working capital requirements.

Distribution and Manufacturing Facilities
      The Company’s MRO products are primarily stocked in and distributed from eleven general distribution centers located in: Addison, Illinois; Reno, Nevada; Farmers Branch, Texas; Suwanee, Georgia; Fairfield, New Jersey; Whittier, California; Houston, Texas; Mississauga, Ontario, Canada; Guadalajara, Mexico; Vernon Hills, Illinois and Charlotte, North Carolina.
      OEM products are primarily stocked in and distributed primarily from five centers located in Des Plaines, Illinois; Memphis, Tennessee; Lenexa, Kansas; Dunlap, Tennessee and Cincinnati, Ohio. Certain OEM products are manufactured at the Company’s plant in Decatur, Alabama. In the opinion of the Company, all existing facilities are in good condition and are well maintained. All facilities are being used substantially to capacity on a single shift basis, except the manufacturing facility in Decatur, Alabama and the inbound facility in Des Plaines, Illinois, each of which operate two shifts. Further expansion of warehousing capacity may require new or expanded warehouses, some of which may be located in new geographical areas.
International Operations
      Approximately 8% of the Company’s net sales came from international sales, primarily in Canada, Mexico and the United Kingdom.
      Canadian operations are conducted at the Company’s 85,000 square foot general distribution center in Mississauga, Ontario, a suburb of Toronto. These operations constituted approximately 6% of the Company’s net sales during 2005.
      Operations in Mexico are conducted under the name of Lawson Products de Mexico, S de R.L. de C.V. from a 10,000 square foot facility in Guadalajara, Mexico. These operations constituted approximately 1% of the Company’s net sales during 2005.
      Operations in the United Kingdom were conducted under the name of Assembly Component Systems Limited from a 10,000 square foot general distribution center in Bradley Stoke (Bristol) England. These operations constituted approximately 1% of the Company’s net sales during 2005. This business was closed in December 2005. Accordingly, the UK operations were treated as discontinued operations in the financial statements included herein.
Competition
      The Company encounters intense competition from several national distributors and manufacturers and a large number of regional and local distributors. Due to the nature of its business and the absence of reliable trade statistics, the Company cannot estimate its position in relation to its competitors. However, the Company recognizes that some competitors may have greater financial and personnel resources, handle more extensive lines of merchandise, operate larger facilities and price some merchandise more competitively than the Company. Although the Company believes that the prices of its products are competitive, it endeavors to meet competition primarily through its service capabilities, the quality of its product line, its response time and its delivery systems.

Executive Officers of the Registrant
      The executive officers, all of whose terms of office expire on May 10, 2006, are as follows:

		Year First
		Elected to
Name and Present		Present	Other Offices Held
Position with Company	Age	Office	During the Past Five Years

Robert J. Washlow Chairman of the Board, Chief Executive Officer and Director	61	1999	Mr. Washlow has been Chairman of the Board and Chief Executive Officer since August 1999. Mr. Washlow was a member of the Office of the President from 1999 to 2003.
Sidney L. Port Vice Chairman of the Board of Directors and Director	95	1999	Mr. Port has been Vice Chairman of the Board since 2003. Prior thereto, Mr. Port was Chairman of the Executive Committee of the Board of Directors for more than five years.
Jeffrey B. Belford President and Chief Operating Officer	59	2004	Mr. Belford became Chief Operating Officer in 1999 and President in 2004. Mr. Belford was a member of the Office of the President from 1999 to 2003.
Roger F. Cannon Executive Vice President, Field Sales Strategy and Development	57	2004	Mr. Cannon was elected Executive Vice President, Field Sales Strategy and Development in 2004. He was a member of the Office of the President from 1999 to 2003.
Thomas J. Neri Executive Vice President, Finance, Planning and Corporate Development	54	2004	Mr. Neri was elected Executive Vice President, Finance, Planning and Corporate Development; Chief Financial Officer and Treasurer in 2004. He also served as Chief Financial Officer and Treasurer from 2004 to January 2006. Prior thereto, Mr. Neri was a business consultant from 2000 to 2003. From 1993 to 2000, Mr. Neri was President and Publisher of Pioneer Newspapers, Inc., a subsidiary of Hollinger International, a publicly held international publishing company.
Neil E. Jenkins Executive Vice President; Secretary and General Counsel	56	2004	Mr. Jenkins was elected Executive Vice President in 2004. From 2000 to 2003 Mr. Jenkins served as Secretary and Corporate Counsel of the Company.
Scott F. Stephens Chief Financial Officer	36	2006	Mr. Stephens was elected Chief Financial Officer in 2006. From 2004 to 2005 he was Senior Vice President Finance and Accounting of the Company. From 2001 to 2003 he was Chief Financial Officer of Wormser Company. Prior thereto he was a Senior Manager with Ernst & Young LLP’s Merger and Acquisition Advisory Services.

		Year First
		Elected to
Name and Present		Present	Other Offices Held
Position with Company	Age	Office	During the Past Five Years

Michael W. Ruprich Group President, MRO & New Channels	49	2005	Mr. Ruprich was elected Group President MRO & New Channels in 2004. From 1999 through 2003 he was Chief Executive Officer of Newark Electronics.
Kenneth E. Malik Group President, OEM	56	2005	Mr. Malik was elected Group President, OEM in 2004. From 2002 to 2004 he was the Chief Operating Officer of Conduit Healthcare Solutions. Prior thereto he was a Senior Executive with Haworth, Inc. from 1999 to 2002.
William Holmes Vice President and Treasurer	46	2006	Mr. Holmes was elected Vice President and Treasurer effective January 3, 2006. From 2001 through 2005 Mr. Holmes was Vice President and Assistant Treasurer of the Company.
Available Information
      The Company’s internet address is: www.lawsonproducts.com. Information on our website is not incorporated by reference into this report. The Company makes available free of charge through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act and Section 16 reports as soon as reasonably practicable after such documents are electronically filed with the Securities and Exchange Commission. The internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.
ITEM 1A.     RISK FACTORS.
      In addition to the other information in this Annual Report on Form 10-K for the fiscal year ended December 31, 2005, the following factors should be considered in evaluating Lawson’s business. The Company’s operating results depend upon many factors and are subject to various risks and uncertainties. The material risks and uncertainties known to the Company which may cause the operating results to vary from anticipated results or which may negatively affect the Company’s operating results and profitability are as follows:
If the Company is unable to successfully conclude the pending governmental investigation of the Company, the Company’s business, financial condition, results of operations and stock price could be adversely affected.
      In December 2005, the Federal Bureau of Investigation executed a search warrant for records at the Company’s offices and informed the Company that it was conducting an investigation as to whether any of the Company’s representatives improperly provided gifts or awards to purchasing agents (including government purchasing agents) through the Company’s customer loyalty programs. The U.S. Attorney’s office for the Northern District of Illinois subsequently issued a subpoena for documents in connection with this investigation. In conjunction with the Company’s own internal investigation regarding these matters, several customer loyalty programs have been terminated, and other programs have been suspended pending review and analysis. The Company is cooperating with the ongoing investigation of the U.S. Attorney, however, the Company cannot predict when the investigation will be completed or what the outcome or the effect of the investigation will be. The outcome of the investigation could result in criminal sanctions or civil remedies against the Company, including material fines, injunctions or the loss of the Company’s ability to conduct business with governmental entities. Any such adverse outcome could materially adversely affect the Company’s financial condition or results of operations and the trading price of the Company’s common stock.

In addition, any adverse publicity related to this action may harm the Company’s reputation and impair its ability to attract and retain customers and employees.
A significant portion of Lawson’s inventory may become obsolete.
      Lawson’s business strategy requires the Company to carry a significant amount of inventory in order to meet rapid processing of customer orders. If the Company’s inventory forecasting and production planning processes result in the Company carrying inventory levels in excess of the levels demanded by the Company’s customers, the Company’s operating results could be adversely affected due to costs of carrying the inventory and additional inventory write-downs for excess and obsolete inventory.
Work stoppages and other disruptions, including due to extreme weather conditions, at transportation centers or shipping ports may adversely affect Lawson’s ability to obtain inventory and make deliveries to Lawson’s customers.
      The Company’s ability to provide rapid processing of customer orders is an integral component of the Company’s overall business strategy. Disruptions at transportation centers or shipping ports, due to events such as severe weather or labor interruptions, affect both the Company’s ability to maintain core products in inventory and deliver products to the Company’s customers on a timely basis, which may in turn adversely affect the Company’s results of operations. In addition, severe weather conditions could adversely affect demand for the Company’s products in particularly hard hit regions.
Changes in the Company’s customers and product mix could cause the Company’s gross margin percentage to fluctuate or decline in the future.
      From time to time, the Company has experienced changes in product mix and inventory costs. When the Company’s product mix changes, there can be no assurance that the Company will be able to maintain its historical gross profit margins. Changes in the Company’s customers, product mix, or the volume of Lawson’s orders could cause its gross profit margin percentage to fluctuate or decline.
Increases in energy costs and the cost of raw materials used in Lawson’s products could impact Lawson’s cost of goods and distribution and occupancy expenses, which may result in lower operating margins.
      Costs of raw materials used in Lawson’s products (i.e. steel) and energy costs have been rising during the last several years, which has resulted in increased production costs for Lawson’s vendors. Those vendors typically look to pass their increased costs along to Lawson through price increases. If Lawson is unable to fully pass these increased prices and costs through to Lawson’s customers or to modify Lawson’s activities to mitigate the impact would have an adverse effect on the Company’s operating profit margins.
Disruptions of Lawson’s information systems could adversely affect the Company.
      The Company depends upon its information systems to help process orders, to manage inventory and accounts receivable collections, to purchase, sell and ship products, to maintain cost-effective operations, and to service customers. Any disruption in the operation of the Company’s information systems over an extended period of time and affecting multiple distribution centers, including widespread power outages such as those that affected the northeastern and midwest United States in August 2003, could have a material adverse effect on Lawson’s business, financial condition and results of operations.
A limited number of the Company’s stockholders can exert significant influence over the Company.
      As of February 1, 2006, the Port family collectively beneficially owned 52.4% of the outstanding shares of common stock. This share ownership would permit these stockholders, if they chose to act together, to exert significant influence over the outcome of stockholder votes, including votes concerning the election of directors, by-law amendments, possible mergers, corporate control contests and other significant corporate transactions.

The Company operates in highly competitive markets.
      The Company’s marketplace, although consolidating, still remain large, fragmented industries that are highly competitive. The Company believes that customers and competitors may continue to consolidate over the next few years, which may make the industry even more competitive. The Company’s current or future competitors include companies with similar or greater market presence, name recognition, and financial, marketing, and other resources, and the Company believes they will continue to challenge the marketplace with their product selection, financial resources, and services.
Future acquisitions, as well as the acquisition of Rutland, are subject to integration and other risks.
      On December 1, 2005 Lawson acquired Rutland Tool and Supply Co. pursuant to an asset purchase agreement. The Company anticipates that it may, from time to time, selectively acquire additional businesses or assets. Acquisitions are accompanied by risks, such as potential exposure to unknown liabilities of acquired companies and the possible loss of key employees and customers of the acquired business. In addition, the Company may not obtain the expected benefits or cost savings from the Rutland acquisition or any other acquisition. Further, acquisitions are subject to risks associated with financing the acquisition and integrating the operations and personnel of the acquired businesses or assets. If any of these risks materialize, they may result in disruptions to Lawson’s business and the diversion of management time and attention, which could increase the costs of operating the Company’s existing or acquired businesses or negate the expected benefits of the acquisitions.
A slowdown in the economy could negatively impact Lawson’s sales and earnings.
      General economic conditions affect Lawson’s customers and its sales opportunities. In general, the Company’s sales represent spending on consumption needs by the Company’s customers. This spending is affected by many factors, including, among others: general business conditions, interest rates, inflation, taxation, fuel prices and electrical power rates, unemployment trends, terrorist attacks and acts of war, and other matters that influence consumer confidence and spending. Additionally, in the event of an economic downturn, Lawson could experience customer bankruptcies, reduced volume of business from its existing customers and lost volume due to customer plant shutdowns or consolidations.
An economic or other situation that effects government and tax-supported entities could negatively impact Lawson’s sales and earnings.
      The Company sells to numerous government and tax supported entities. Any situation that impacts these funded entities or the Company’s ability to sell to these entities could have a material adverse effect on the Company.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
      None.

ITEM 2.	PROPERTIES.
      The Company owns two facilities located in Des Plaines, Illinois, (152,600 and 27,000 square feet, respectively). These buildings contain the Company’s main administrative functions and an inbound warehouse facility that principally supports the MRO businesses. The Company also leases a facility in Des Plaines, Illinois (114,000 square feet). This building contains administrative and warehouse activities. The Company also leases administrative and distribution facilities in Whittier, California (131,000 square feet); Suwanee, Georgia (50,000 square feet); and Houston, Texas (28,000 square feet). Additional administrative, warehouse and distribution facilities owned by the Company are located in Addison, Illinois (90,000 square feet); Fairfield, New Jersey (61,000 square feet); Reno, Nevada (97,000 square feet); Suwanee, Georgia (105,000 square feet); Farmers Branch, Texas (54,500 square feet); and Mississauga, Ontario, Canada (85,000 square feet). The Company also leases administrative office space (25,300 square feet) in Independence, Ohio.

      Chemical products are distributed from an owned facility in Vernon Hills, Illinois (105,400 square feet) and welding products are distributed from an owned facility located in Charlotte, North Carolina (40,000 square feet). Administrative and distribution facilities in Guadalajara, Mexico (10,000 square feet) are leased by the Company. Production components are distributed from leased facilities in Des Plaines, Illinois (21,400 square feet), Memphis, Tennessee, (26,300 square feet), Lenexa, Kansas (38,000 square feet), Dunlap, Tennessee (15,800 square feet) and Cincinnati, Ohio (11,800 square feet). The Company owns a facility in Decatur, Alabama (61,000 square feet) from which it manufacturers and distributes precision engineered machine products. From time to time, the Company leases additional warehouse space near its present facilities. Management believes that the current facilities are adequate to meet its needs. See Item 1, “Business — Distribution and Manufacturing Facilities” for further information regarding the Company’s properties.

ITEM 3.	LEGAL PROCEEDINGS.
      There is no material pending litigation to which the Company, or any of its subsidiaries, is a party or to which any of their property is subject. The Company is subject to audits by the Internal Revenue Service (“IRS”) periodically. The Company has not been notified by the IRS of any assessments (including amounts for: penalties, abusive transactions or “tax avoidance” schemes) against the Company or any of its wholly owned subsidiaries as of December 31, 2005.
      In December, 2005, the FBI executed a search warrant for records at the Company’s offices and informed the Company that it was conducting an investigation as to whether any of the Company’s representatives improperly provided gifts or awards to purchasing agents (including government purchasing agents) through the Company’s customer loyalty programs. The U.S. Attorney’s office for the Northern District of Illinois subsequently issued a subpoena for documents in connection with this investigation. In conjunction with the Company’s own internal investigation regarding these matters, several customer loyalty programs have been suspended pending review and analysis. The Company is cooperating with the ongoing investigation of the U.S. Attorney, however, the Company cannot predict when the investigation will be completed or what the outcome or the effect of the investigation will be. The outcome of the investigation could result in criminal sanctions or civil remedies against the Company, including material fines, injunctions or the loss of the Company’s ability to conduct business with governmental entities. See “Item 1A Risk Factors” for additional information.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
      No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
      The Company’s Common Stock is traded on the NASDAQ National Market System under the symbol of “LAWS.” The approximate number of stockholders of record at December 31, 2005 was 716. The following table sets forth the high and low closing sale prices as reported on the NASDAQ National Market System during the last two years for the periods presented. The table also indicates the cash dividends for each outstanding share of common stock paid by the Company during such periods.

	2005			2004

			Cash Dividends			Cash Dividends
	High	Low	Paid Per Share	High	Low	Paid Per Share

First Quarter	$53.98	$43.97	$.18	$34.49	$28.61	$.18
Second Quarter	46.90	37.82	.20	38.15	32.67	.18
Third Quarter	44.91	35.75	.20	41.63	35.85	.18
Fourth Quarter	39.46	31.29	.20	51.25	41.46	.18
      The following table provides information about purchases that the Company made during the quarter ended December 31, 2005 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares That May
			Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid Per Share	Programs	Programs

October 1, 2005 through October 31, 2005	0	$0.00	0	245,953
November 1, 2005 through November 30, 2005	35,169	$36.61	35,169	210,784
December 1, 2005 through December 31, 2005	7,983	$38.04	7,983	202,801

ITEM 6.	SELECTED FINANCIAL DATA.
      The following selected financial data should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto included elsewhere in this Annual Report. The income statement data and balance sheet data is for, and as of the end of each of, the years in the five-year period ended December 31, 2005, and are derived from the audited Financial Statements of the Company.

		Percent
	2005	Change	2004	2003	2002	2001

	(Dollars in thousands, except per share data)
Net Sales(1)	$450,185	9.9%	$409,565	$379,561	$383,780	$376,482
Income from Continuing Operations Before Income Taxes(2)	36,555	10.6%	33,047	27,796	27,421	18,251
Income from Continuing Operations	21,460	0.1%	21,444	19,480	16,679	9,896
Income (Loss) from Discontinued Operations(3)	5,278	278.8%	(19)	(3,284)	(4,232)	(1,109)
Net Income(3)(4)(5)	26,738	24.8%	21,425	16,196	12,447	8,787
Basic Income (Loss) Per Share of Common Stock:
Continuing Operations	$2.36	3.5%	$2.28	$2.05	$1.74	$1.02
Discontinued Operations	0.58	n/m	(0.00)	(0.35)	(0.44)	(0.11)

	$2.94	28.9%	$2.28	$1.71	$1.30	$0.91
Diluted Income (Loss) Per Share of Common Stock
Continuing Operations	$2.36	4.0%	$2.27	$2.05	$1.74	$1.02
Discontinued Operations	0.58	n/m	0.00	(0.35)	(0.44)	(0.11)

	$2.94	29.5%	$2.27	$1.70	$1.30	$0.91
Total Assets	$279,224	7.2%	$260,550	$246,943	$225,831	$234,206
Noncurrent Liabilities	41,256	10.7%	37,271	36,714	31,765	40,520
Stockholders’ Equity	185,425	2.8%	180,332	173,350	162,343	159,898
Return on Average Equity (percent)	14.9	n/m	12.1	9.6	7.7	5.4
Return on Assets (percent)	9.6	n/m	8.2	6.6	5.5	3.8
Stockholders’ Equity per share(6)	$20.42	6.6%	$19.16	$18.26	$16.96	$16.51
Cash Dividends Declared per share(6)	0.80	11.1%	0.72	0.66	0.64	0.64
Basic Weighted Average Shares Outstanding	9,082	(3.5)%	9,410	9,492	9,570	9,685
Diluted Weighted Average Shares Outstanding	9,099	(3.5)%	9,430	9,511	9,596	9,708

(1)	Net sales for 2005 include the acquisition of Rutland Tool & Supply Co. in December 2005 and exclude amounts from the Company’s discontinued operations as discussed in Note C to the 2005 financial statements.

(2)	Amounts for 2001 included charges of $11,881 related to the write-off of capitalized software and implementation costs related to an discontinued enterprise information system project as well as a promotional program related to the acquisition of Premier Operations.

(3)	In 2005, the Company recorded a $7,495 after tax loss related to the operations and closing of its remaining UK business. Also in 2005, the Company realized an after tax gain of $12,189 related to the sale of the Company’s investment in real estate. The loss from discontinued operations for 2003 primarily relates to a $2,789 pretax loss related to the sale of Lawson Products Limited, the Company’s former UK MRO business. The 2002 and 2001 losses from discontinued operations primarily relate to inventory write-offs in the Company’s UK business.

(4)	In 2003, income tax expense includes a $2,157 reduction to reflect the partial utilization of a capital loss generated by the sale of the Company’s former UK MRO business. In 2003 and 2002, the Company recorded $1,477 and $421 respectively, of after tax charges for compensation arrangements related to management personnel reductions. The Company adopted SFAS No. 142 as of January 1, 2002. Accordingly, the Company discontinued amortization of goodwill for 2002 and thereafter.

(5)	Net income for 2001 was reduced by $731 related to goodwill amortization. In 2001, the Company recorded charges for the write-off of capitalized software and implementation costs related to an enterprise information system project which the Company decided to discontinue as well as a promotional program related to the acquisition of Premier operations. Together, these charges reduced net income by $7,159.

(6)	These per share amounts were computed using basic weighted average shares outstanding for all periods presented.

n/m	not meaningful

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.
SUMMARY OF FINANCIAL PERFORMANCE

		% of		% of		% of
		Net		Net		Net
	2005	Sales	2004	Sales	2003	Sales

	(Dollars in thousands, except per share data)
Net sales	$450,185	100.0	$409,565	100.0	$379,561	100.0
Cost of goods sold	170,426	37.9	149,247	36.4	135,420	35.7

Gross profit	279,759	62.1	260,318	63.6	244,141	64.3
Operating expenses	244,393	54.3	228,131	55.7	217,530	57.3

Operating income	35,366	7.9	32,187	7.9	26,611	7.0
Other	1,189	0.3	860	0.2	1,185	0.3

Income from continuing operations before taxes	36,555	8.1	33,047	8.1	27,796	7.3
Income tax expense	15,095	3.4	11,603	2.8	8,316	2.2

Income from continuing operations	21,460	4.8	21,444	5.2	19,480	5.1
Income (loss) from discontinued operations	5,278	1.2	(19)	(0.0)	(3,284)	(0.9)

Net income	$26,738	5.9	$21,425	5.2	$16,196	4.3

Diluted income (loss) per share:
Continuing operations	$2.36		$2.27		$2.05
Discontinued operations	0.58		0.00		(0.35)
Net Income	$2.94		$2.27		$1.70
Total assets	279,224		260,550		246,943
Return on assets(%)	9.6%		8.2%		6.6%
Stockholders’ equity	185,425		180,332		173,351
Return on average equity(%)	14.9%		12.1%		9.6%

Overview
      The Company recorded net sales of approximately $450.2 million in 2005, a 9.9% increase over the prior year. Operating income increased 9.9% to $35.4 million in 2005 from $32.2 million in 2004. For 2005, diluted income per share from continuing operations increased by 4.0% to $2.36 from $2.27 per share in 2004.

Continuing operations excludes the results of the Company’s United Kingdom business, which was closed in the fourth quarter of 2005, and excludes the gain realized from the sale of a real estate investment held in a real estate partnership as well as results from the partnership’s operations. Those results are reported as discontinued operations, refer to Note C — Business Combination and Discontinued Operations. Financial results for 2005 include December results for Rutland Tool & Supply Co. (“Rutland”), acquired by the Company on December 1, 2005.
      Management’s discussion and analysis of operating results below focuses on the MRO and OEM business segments. For additional information on the Company’s segment reporting, refer to Note O — Segment Reporting in the Notes to Consolidated Financial Statements.
YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

Net Sales and Gross Profit
      Net sales increased by $40.6 million to $450.2 million in 2005 compared to $409.6 million in 2004, a 9.9% increase.
      The following table presents the Company’s net sales results for its MRO and OEM segments for the past two years:

	2005	2004

	(Dollars in
	millions)
MRO	$368.6	$337.9
OEM	81.6	71.7

	$450.2	$409.6

      MRO sales grew by $30.7 million or 9.1% in 2005. Increases in average unit selling prices were the primary driver of MRO sales growth in 2005. Changes in product sales mix and the effects of selling price increases contributed to the increase in average unit selling prices in 2005. MRO results include the acquisition of Rutland as of December 1, 2005, which accounted for $4.1 million of MRO sales growth in 2005 over 2004.
      OEM sales grew by $9.9 million or 13.8% in 2005 compared to 2004, driven by domestic growth. The OEM business added new customers and improved account penetration in 2005.
      Gross profit increased by $19.5 million or 7.5%, to $279.8 million in 2005 compared to $260.3 million in 2004. As a percent of sales, gross profit decreased 150 basis points to 62.1% in 2005 from 63.6% in 2004, primarily due to lower gross profit margins in the MRO segment in 2005. MRO gross profit margins declined by 140 basis points to 70.4% in 2005 from 71.8% in 2004, caused by higher product costs incurred, particularly in the first half of 2005. As a result of pricing actions and cost management programs, MRO gross profit margins improved during the second half of 2005. In the OEM segment, gross profit margins were 24.8% in both 2005 and 2004. Sales mix between the MRO and OEM segments had minimal impact on consolidated gross profit margins comparisons for 2005 and 2004.

Operating Expenses and Operating Income
      Operating expenses increased by 7.1% or $16.3 million to $244.4 million in 2005 compared to $228.1 million in 2004. The Company recorded a $0.4 million reduction to compensation expense in 2005 to account for the reduced value of Stock Performance Rights (“SPR’s”). The effect of SPR’s in 2004 resulted in a $2.6 million of compensation expense. Excluding the accounting effect for the impact of SPR’s, operating expenses increased by $19.3 million or 8.6% in 2005 compared to 2004, including $6.5 million of higher sales commissions related to higher sales in 2005. Excluding those sales volume commission related costs, operating expenses increased $12.9 million, driven by higher compensation costs of $5.8 million, meetings, travel and supply costs of $4.3 million, and professional fees of $2.3 million.

      The $5.8 million increase in compensation costs was driven primarily by personnel additions in the marketing and information technology departments. Management believes that investments in its marketing and technology capabilities are important components of the Company’s strategic plans.
      The increases in meetings, travel and supply costs and professional fees costs noted above were also related primarily to the Company’s marketing and technology initiatives discussed above.
      As a percentage of sales, operating expenses decreased from 55.7% in 2004 to 54.3% in 2005, primarily as the result of higher sales and the Company’s ability to leverage its operating cost infrastructure over a larger revenue base, as well as the reduction in compensation expense due to the SPR’s.
      Operating income increased by 9.9% in 2005 to $35.4 million. This increase is the result of the sales increases and improved operating expense leverage discussed above, offset somewhat by lower gross profit margins in the MRO segment.

Other Income and Expense
      Other income increased to $1.2 million in 2005 from $0.9 million in 2004 due to higher realized foreign currency gains of $0.1 million and higher interest and dividend income of $0.2 million.

Provision for Income Taxes
      The effective tax rates for continuing operations for 2005 and 2004 were 41.3% and 35.1%, respectively. The Company believes its normalized tax rate is 39%. The 2005 rate is 230 basis points higher than the normalized rate as a result of adjustments to various tax liability accounts. In 2004, the effective tax rate was lower than the Company’s normalized rate primarily as a result of the impact of $1.9 million of tax-free proceeds from executive life insurance.

Income from Continuing Operations
      Income from continuing operations of $21.5 million in 2005 was consistent with the 2004 amount, as higher taxes in 2005 offset a 9.9% increase in operating income for 2005. Diluted earnings per share from continuing operations increased 4.0% to $2.36 in 2005 compared to $2.27 in 2004, due to the impact of the Company’s share repurchase program.

Income from Discontinued Operations
      Income from discontinued operations of $5.3 million for 2005 reflects the impact of: (i) gain of $12.2 million related to the sale of a real estate investment held in a real estate partnership and related operating income of $0.6 million, (ii) losses of $6.7 million associated with the closure of the Company’s UK business and related operating losses of $0.8 million. For 2004, discontinued income from operations of $0.7 million from the investment in the real estate partnership was essentially offset by losses from the UK division.

Net Income
      Net income increased by $5.3 million or 24.8% to $26.7 million in 2005 from $21.4 million in 2004, including the impact of $5.3 million of higher income from discontinued operations. The factors that affected net income comparisons have been discussed above. Diluted net income per share of $2.94 for 2005 increased by $.10 per share as a result of fewer shares outstanding in conjunction with the Company’s share repurchase program.
YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

Net Sales and Gross Profit
      Net sales increased by $30.0 million to $409.6 million in 2004 compared to $379.6 million in 2003, a 7.9% increase.

      The following table presents the Company’s net sales results for its MRO and OEM businesses for 2004 and 2003:

	2004	2003

	(Dollars in millions)
MRO	$337.9	$321.0
OEM	71.7	58.6

	$409.6	$379.6

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
      OEM sales grew by $13.1 million or 22.4% in 2004 compared to 2003, driven by domestic and international growth. The OEM business added new customers and increased sales from product additions and price increases to existing customers in 2004.
      Gross profit increased by $16.2 million or 6.6%, to $260.3 million in 2004 compared to $244.1 million in 2003. As a percent of sales, gross profit decreased to 63.6% in 2004 from 64.3% in 2003. The decline in overall gross profit margins is primarily related to the rapid sales growth in the OEM lower margin segment. As discussed above, OEM segment sales increased at a 22.4% rate in 2004 compared to 5.3% in the MRO segment, having the effect of reducing consolidated gross profit margins compared to 2003.
      MRO segment gross profit margins increased from 71.3% in 2003 to 71.8% in 2004. As a result of price increases implemented in 2004, average selling prices increased and drove gross profit margins higher.

Operating Expenses and Operating Income
      Operating expenses increased by 4.9% or $10.6 million to $228.1 million in 2004 compared to $217.5 million in 2003. The increase in operating expenses is primarily the result of higher compensation costs, including a $2.6 million charge for SPR’s, reflecting the accounting for the impact of the 51.8% increase in Lawson’s stock price from $33.07 at December 31, 2003 to $50.19 at December 31, 2004. Other compensation costs increased, including sales commissions, as a result of higher MRO sales in 2004.
      As a percentage of sales, operating expenses decreased from 57.3% in 2003 to 55.7% in 2004, primarily as the result of productivity improvements and the Company’s ability to leverage its operating cost infrastructure over a larger revenue base.
      Operating income increased by 21.0% in 2004 to $32.2 million. This increase is the result of net sales increases and improved operating expense leverage, offset somewhat by lower consolidated gross profit margins.

Other Income and Expense
      Other income declined by $0.3 million in 2004 from 2003. There were no distinct factors that contributed to this year over year change.

Provision for Income Taxes
      The effective tax rates for 2004 and 2003 were 35.1% and 29.9%, respectively. The Company believes its normalized tax rate is 39%. In 2004, the effective tax rate was lower than the normalized rate primarily due to the impact of $1.9 million of tax free proceeds from executive life insurance. The 2003 effective tax rate was lower than the normalized rate primarily as a result of tax benefits realized in conjunction with the sale of the Company’s MRO operations in the UK.

Income from Continuing Operations
      Income from continuing operations of $21.4 million in 2004 was 10.1% higher than the 2003 amount. Diluted earnings per share from continuing operations increased 10.7% to $2.27 in 2004 compared to $2.05 in 2003, driven by the items discussed above.

Income from Discontinued Operations
      Income from discontinued operations netted to $0 in 2004, as discontinued income of $0.7 million from the investment in the real estate partnership was essentially offset by discontinued losses from the UK division. In 2003, discontinued losses of $3.3 million were comprised of losses of $3.6 million related to the UK division, offset by $0.3 of income from the operation of the real estate partnership. The UK losses in 2003 included the loss incurred on selling the MRO business in the UK.

Net Income
      Net income increased by $5.2 million or 32.3% to $21.4 million in 2004 from $16.2 million in 2003. The factors that affected net income comparisons have been discussed above. Per share net income comparisons were positively impacted by $0.03 per share from activity in the Company’s share repurchase program.
LIQUIDITY AND CAPITAL RESOURCES
      Cash flows from operations and an unused $75 million unsecured line of credit have been sufficient to fund operating requirements, cash dividends and capital improvements. Cash flows from operations and the line of credit are also expected to finance the Company’s future operations.
      Cash flows provided by operations for 2005, 2004 and 2003 were $17.8 million, $26.4 million and $28.1 million, respectively. The decline in 2005 cash flows from operations was primarily related to increases in net operating assets. The decline in 2004 from 2003 was due primarily to increases in net operating assets, primarily accounts receivable, inventories and cash value of life insurance more than offsetting the $5.2 million increase in net income. Working capital at December 31, 2005 and 2004 was approximately $115.5 million and $111.8 million, respectively. At December 31, 2005 the current ratio was 3.2 to 1 as compared to 3.6 to 1 at December 31, 2004.
      Over the past three years, the Company has made the following purchases of its common stock:

			Year
	Shares		Authorized
Year Purchased	Purchased	Cost	by Board

	(In millions)
2005	334,362	$14.5	2000/2004
2004	249,236	9.7	2000
2003	20,186	0.6	2000
      In October 2004, the Company’s Board of Director’s authorized the purchase of up to 500,000 shares of the Company’s common stock in addition to that previously authorized. There is no expiration relative to this authorization. At December 31, 2005, 202,801 shares were available for purchase pursuant to the 2004 authorization. Funds to purchase these shares were provided by cash and cash flows from operations.
      The Company’s investing activities used net cash of $8.0 million for 2005. The sale of real estate held in a real estate partnership generated $15.7 million. The Company used cash of $14.6 million to acquire Rutland. Additions to property, plant and equipment were $9.3 million, $4.3 million and $5.9 million, respectively, for 2005, 2004 and 2003. For 2005, capital expenditures consisted of: $2.3 million for land, $4.5 million for software development and the remainder was principally related to purchase of equipment. For 2004, capital expenditures were related to improvement of existing facilities and the purchase of related equipment as well as the development of software.

      Future contractual obligations consisted of the following at December 31, 2005:

						2011 and
	2006	2007	2008	2009	2010	Thereafter	Total

	(In thousands)
Rents	$3,838	$3,378	$2,450	$1,920	$1,299	$2,119	$15,004
Deferred compensation	929	649	619	422	305	14,047	16,971
Security bonus plan(1)	—	—	—	—	—	23,866	23,866

Total contractual cash obligations	$4,767	$4,027	$3,069	$2,342	$1,604	$40,032	$55,841

(1)	Payments to beneficiaries of the security bonus plan are made on a lump sum basis at time of retirement. As no such retirements are in place or known for the future, the entire balance is reflected in the thereafter column.
BUSINESS ACQUISITIONS

Purchase of Rutland Tool & Supply Co.:
      On December 1, 2005, the Company purchased the business and substantially all of the assets, except for accounts receivable, and assumed certain liabilities of Rutland Tool & Supply Co. (Rutland) for the purchase price of $14.6 million, net of cash acquired. This cash transaction was accounted for as a purchase; accordingly, the accounts and transactions of Rutland have been included in the consolidated financial statements since the date of acquisition. The assets acquired and liabilities assumed were recorded at fair values as determined by the Company’s management as follows: inventory $13.4 million; prepaid assets $0.1 million; property, plant and equipment $0.9 million; intangibles $1.0 million; and accrued liabilities of $0.9 million. As Rutland was a consolidated subsidiary of its prior owner, the Company is unable to provide any meaningful pro forma information of prior period results. Net sales attributed to the acquired division represented approximately $4.1 million for December 2005, and net sales would approximate $50.0 million for its most recent fiscal year.
BUSINESS DISPOSALS
      Discontinued Operations of UK Business In the fourth quarter of 2005, the Company closed its UK business which was engaged primarily in the business of OEM sales. In 2005, the UK business had after tax losses of approximately $7.5 million, largely related to inventory write-offs, goodwill and intangible write offs, and termination costs associated with the closing.
      Sale of Real Estate In the fourth quarter of 2005, the Company sold its investment in real estate held in a real estate partnership in which the Company was a 98.5% limited partner. The sale resulted in a gain of $12.2 million. In conjunction with this transaction, an officer and member of the Board of Directors of the Company, who is also the partnership’s general partner, received a $2.0 million fee from the real estate partnership, which is reflected in the net gain on sale of real estate.
CRITICAL ACCOUNTING POLICIES
      The Company has disclosed its major accounting policies in Note B to the Consolidated Financial Statements. The following provides supplemental information to these accounting policies as well as information on the accounts requiring more significant estimates.
      Allowance for Doubtful Accounts — Methodology: The Company evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings, substantial down-grading of credit ratings), a specific reserve for bad debts is recorded against amounts due to reduce the receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes reserves for bad debts based on the Company’s historical experience of bad debt write-offs as a percent of accounts receivable outstanding. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations), the estimates of the recoverability of amounts due the Company could be revised by a material amount.
      Inventories — Slow Moving and Obsolescence: The Company carries significant amounts of inventories, which is a part of the Company’s strategy as a competitive advantage in its ability to fulfill the vast majority of our customers’ orders the same day received. However, this strategy also increases the chances that portions of the inventory have decreased in value below their carrying cost. To reduce inventory to a lower of cost or market value, the Company records a reserve for slow-moving and obsolete inventory. The Company defines obsolete as those inventory parts on hand which the Company plans to discontinue to offer to its customers. Slow-moving inventory is monitored by examining reports of parts which have not been sold for extended periods. The Company records the reserve needed based on its historical experience of how much the selling prices must be reduced to move these obsolete and slow-moving products. If experience or market conditions change, estimates of the reserves needed could be revised by a material amount.
      Impact of Inflation and Changing Prices: The Company has historically been able to pass on to its customers most increases in product costs. Accordingly, gross margins have not been materially impacted. The impact from inflation has historically been more significant on the Company’s fixed and semi-variable operating expenses, primarily wages and benefits, although to a lesser degree in recent years due to moderate inflation levels.
      Although the Company expects that future costs of replacing warehouse and distribution facilities will rise due to inflation, such higher costs are not anticipated to have a material effect on future earnings.
LEGAL PROCEEDINGS
      Legal proceedings are discussed in Item 3 of this Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
      The Company, through its foreign subsidiaries, distributes products in Canada, the United Kingdom and Mexico. The functional currency of these subsidiaries is their respective local currencies which are translated into U.S. dollars. As a result, the Company is from time to time exposed to market risk relating to the impact of foreign currency exchange rates. A hypothetical 10% adverse movement in exchange rates would have decreased net income by $130,000 in 2005.
      The Company had no loans outstanding as of December 31, 2005 under its revolving line of credit or otherwise.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
      The following information is presented in this item:

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2005 and 2004.

Consolidated Statements of Income for the Years ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Changes in Stockholders’ Equity for the Years ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Cash Flows for the Years ended December 31, 2005, 2004 and 2003.

Notes to Consolidated Financial Statements.

Schedule II

Management’s Report on Internal Control Over Financial Reporting
      The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). The Company’s management conducted an evaluation, with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
      Based on this evaluation, described above under COSO criteria, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2005.
      Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the Company’s management assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, which is included herein.

Report of Independent Registered Public Accounting Firm on Internal Control
Over Financial Reporting
To the Stockholders and Board of Directors
Lawson Products, Inc.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Lawson Products, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Lawson Products, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Lawson Products, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects based on the COSO criteria. Also, in our opinion, Lawson Products, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
      We have also audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lawson Products, Inc. and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Lawson Products, Inc. and subsidiaries and our report dated March 10, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
March 10, 2006

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
To the Stockholders and Board of Directors
Lawson Products, Inc.
      We have audited the accompanying consolidated balance sheets of Lawson Products, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lawson Products, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Lawson Products, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
March 10, 2006

Lawson Products, Inc.
Consolidated Balance Sheets

	December 31,

	2005	2004

	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$15,467	$28,470
Accounts receivable, less allowance for doubtful accounts (2005 — $1,545; 2004 — $1,651)	60,102	49,786
Inventories	79,125	59,556
Miscellaneous receivables	5,263	3,135
Prepaid expenses	5,695	3,732
Deferred income taxes	912	1,729
Discontinued current assets	1,462	8,298

Total Current Assets	168,026	154,706

Property, plant and equipment, at cost, less allowances for depreciation and amortization (2005 — $55,852; 2004 — $52,461)	45,662	41,431

Other assets:
Cash value of life insurance	17,431	15,089
Deferred income taxes	18,212	15,642
Goodwill, less accumulated amortization	27,999	27,999
Other intangible assets, less accumulated amortization (2005 — $637; 2004 — $587)	1,763	813
Other	128	11
Discontinued non current assets	3	4,859

	65,536	64,413

	$279,224	$260,550

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$9,380	$6,477
Accrued expenses and other	41,495	32,470
Discontinued current liabilities	1,668	4,000

Total Current Liabilities	52,543	42,947

Noncurrent liabilities and deferred credits:
Accrued liability under security bonus plans	23,866	21,528
Deferred compensation and other liabilities	17,390	15,544
Discontinued non current liabilities	—	199

	41,256	37,271

Stockholders’ equity:
Preferred Stock, $1 par value: Authorized — 500,000 shares; Issued and outstanding — None	—	—
Common Stock, $1 par value: Authorized — 35,000,000 shares; Issued — 2005 — 8,972,041 shares; 2004 — 9,280,935 shares	8,972	9,281
Capital in excess of par value	4,137	3,467
Retained earnings	172,668	167,187

	185,777	179,935
Accumulated other comprehensive income (loss)	(352)	397

Stockholders’ equity	185,425	180,332

	$279,224	$260,550

See notes to consolidated financial statements

Lawson Products, Inc.
Consolidated Statements of Income

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands, except
	per share data)
Net sales	$450,185	$409,565	$379,561
Cost of goods sold	170,426	149,247	135,420

Gross profit	279,759	260,318	244,141
Selling, general and administrative expenses	243,601	227,237	213,539
Other charges	—	—	2,459
Provision for doubtful accounts	792	894	1,532

Operating Income	35,366	32,187	26,611

Interest and dividend income	354	135	187
Interest expense	(7)	(13)	(7)
Other income — net	842	738	1,005

	1,189	860	1,185

Income from continuing operations before income taxes	36,555	33,047	27,796
Income tax expense	15,095	11,603	8,316

Income from continuing operations	21,460	21,444	19,480

Discontinued Operations (net of income taxes):
Gain on sale of real estate	12,189	—	—
Income from operations of real estate partnership	584	732	303
Loss on closure of UK business	(6,656)	—	—
Loss from operations of UK business	(839)	(751)	(3,587)

Income (loss) from discontinued operations	5,278	(19)	(3,284)

Net Income	$26,738	$21,425	$16,196

Basic Income (Loss) Per Share of Common Stock:
Continuing Operations	$2.36	$2.28	$2.05
Discontinued Operations	0.58	0.00	(0.35)

Net Income	$2.94	$2.28	$1.71

Diluted Income (Loss) Per Share of Common Stock:
Continuing Operations	$2.36	$2.27	$2.05
Discontinued Operations	0.58	0.00	(0.35)

Net Income	$2.94	$2.27	$1.70

See notes to consolidated financial statements

Lawson Products, Inc.
Changes in Stockholders’ Equity
Consolidated Statements

				Accumulated
				Other
	Common	Capital in		Comprehensive
	Stock,	Excess of	Retained	Income	Comprehensive
	$1 Par Value	Par Value	Earnings	(Loss)	Income

	(Dollars in thousands)
Balance at January 1, 2003	$9,494	$2,387	$152,495	$(2,033)
Net income			16,196		$16,196
Other comprehensive income, net of tax:
Adjustment for foreign currency translation				1,392	1,392

Comprehensive income for the year					$17,588

Cash dividends declared			(6,265)
Stock issued under employee stock plans	20	285
Purchase and retirement of common stock	(20)	(5)	(595)

Balance at December 31, 2003	9,494	2,667	161,831	(641)

Net income			21,425		$21,425
Other comprehensive income, net of tax:
Adjustment for foreign currency translation				1,038	1,038

Comprehensive income for the year					$22,463

Cash dividends declared			(6,751)
Stock issued under employee stock plans	36	884
Purchase and retirement of common stock	(249)	(84)	(9,318)

Balance at December 31, 2004	9,281	3,467	167,187	397

Net income			26,738		$26,738
Other comprehensive income, net of tax:
Cumulative translation adjustment related to closure of UK business				435	435
Adjustment for foreign currency translation				(1,184)	(1,184)

Comprehensive income for the year					$25,989

Cash dividends declared			(7,235)
Stock issued under employee stock plans	25	801
Purchase and retirement of common stock	(334)	(131)	(14,022)

Balance at December 31, 2005	$8,972	$4,137	$172,668	$(352)

See notes to consolidated financial statements

Lawson Products, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Operating activities
Net income	$26,738	$21,425	$16,196
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,041	5,299	5,359
Amortization	1,577	1,393	1,744
Provision for allowance for doubtful accounts	809	1,108	1,578
Deferred income taxes	(2,397)	(1,775)	(476)
Deferred compensation and security bonus plans	5,668	5,060	5,466
Payments under deferred compensation and security bonus plans	(1,543)	(2,832)	(2,099)
Gain on sale of real estate	(12,189)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(9,345)	(5,265)	(5,888)
Inventories	(151)	(5,870)	4,902
Prepaid expenses and other assets	(5,860)	450	(2,499)
Accounts payable and accrued expenses	10,187	5,998	3,176
Other	(739)	1,383	631

Net Cash Provided by Operating Activities	17,796	26,374	28,090

Investing activities
Purchases of property, plant and equipment	(9,271)	(4,323)	(5,913)
Proceeds from sale of real estate	15,707	—	—
Acquisition of Rutland Tool & Supply Co., net of cash acquired	(14,562)	—	—
Other	100	250	286

Net Cash Used in Investing Activities	(8,026)	(4,073)	(5,627)

Financing Activities
Proceeds from revolving line of credit	—	—	4,000
Payments on revolving line of credit	—	—	(4,000)
Payments on mortgage payable	(1,573)	(1,462)	(805)
Purchases of common stock	(14,487)	(9,651)	(620)
Proceeds from exercise of stock options and other common stock transactions	826	920	305
Dividends paid	(7,111)	(6,791)	(6,075)

Net Cash Used in Financing Activities	(22,345)	(16,984)	(7,195)

Increase (decrease) in cash and cash equivalents	(12,575)	5,317	15,268
Cash and cash equivalents at beginning of year	28,872	23,555	8,287

Cash and cash equivalents at end of year	16,297	28,872	23,555
Cash held by discontinued operations	(830)	(402)	(965)

Cash and cash equivalents held by continuing operations at end of year	$15,467	$28,470	$22,590

See notes to consolidated financial statements

Lawson Products, Inc.
Notes to Consolidated Financial Statements
(Dollars in Thousands)
Note A — Description of Business
      Lawson Products, Inc. (“Lawson” or the “Company”) is a North American distributor and marketer of systems, services and products to the industrial, commercial and institutional maintenance, repair and replacement marketplace. The Company also manufactures, sells and distributes specialized component parts to the original equipment marketplace.
Note B — Summary of Major Accounting Policies
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
      Shipping and Handling Fees and Costs: Costs related to shipping and handling fees are included on the Consolidated Statements of Income in the caption Selling, general and administrative expenses and totaled $12,940, $11,561 and $11,157 in 2005, 2004 and 2003, respectively.
      Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.
      Investment in Real Estate Partnership: The Company’s investment in real estate, represented by a limited partnership interest, was accounted for using the equity method until June 30, 2003. The Company adopted FIN 46 as of July 1, 2003, which resulted in the consolidation of the Company’s 98.5% investment in a limited partnership that owned an office building in Chicago, Illinois. An officer and member of the Board of Directors of the Company is the 1.5% general partner. The operations of the partnership consist of renting the building under a long-term lease and the servicing of the non-recourse mortgage. The Company sold the real estate held in this partnership in the fourth quarter of 2005 (See Note C).
      Inventories: Inventories which consist of principally finished goods are stated at the lower of cost (first-in, first-out method) or market (See Note E).
      Property, Plant and Equipment: Provisions for depreciation and amortization are computed by the straight-line method for buildings and improvements using useful lives of 20 to 30 years and using the double declining balance method for machinery and equipment, furniture and fixtures and vehicles using useful lives of 3 to 10 years. Capitalized software is amortized over estimated useful lives of 3 to 5 years using the straight-line method.
      Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.
      Stock Options: Stock options are accounted for under Accounting Principles Board Opinion No. 25 (APB 25), “Accounting For Stock Issued to Employees.” Under APB 25, the Company uses the intrinsic value method where no compensation expense is recognized because the exercise price of the stock options granted equals the market price of the underlying stock at the date of grant.
      Goodwill and Other Intangibles: Goodwill represents the cost of business acquisitions in excess of the fair value of identifiable net tangible and intangible assets acquired. (See Note G)

Lawson Products, Inc.
Notes to Consolidated Financial Statements — (Continued)
      Foreign Currency Translation: The financial statements of foreign entities have been translated in accordance with Statement of Financial Accounting Standards No. 52 and, accordingly, unrealized foreign currency translation adjustments are reflected as a component of stockholders’ equity. Realized foreign currency transaction gains and losses were not significant for the years ended December 31, 2005, 2004 and 2003.
      Income Per Share: Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options.
      The following table shows the effect on net income and earnings per share if the Company had applied the fair value recognition provision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.”

	2005	2004	2003

Net income — as reported	$26,738	$21,425	$16,196
Stock based compensation (income) expense included in income, net of tax	(274)	1,666	263
Stock based employee compensation (income) expense determined under fair value method, net of tax	274	(1,672)	(290)

Net income — pro forma	26,738	21,419	16,169
Basic earnings per share — as reported	2.94	2.28	1.71
Diluted earnings per share — as reported	2.94	2.27	1.70
Basic earnings per share — pro forma	2.94	2.28	1.70
Diluted earnings per share — pro forma	2.94	2.27	1.70
      For purposes of pro forma disclosures, the estimated fair value of options granted is amortized as an expense over the option’s vesting period. The pro forma effect on net income is not representative of the pro forma effect on net income in future years because grants made in 1996 and later years have an increasing vesting period.
      New Accounting Standards: In December 2004, the Financial Accounting Standards Board (FASB) issued a revision of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock Based Compensation,” (“Statement”) which also supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to its Employees,” and its related implementation guidance. This Statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, and recognize the cost over the period during which an employee is required to provide service in exchange for the award. This Statement is effective for 2006 for the Company and applies to all awards granted after the required effective date and to unvested awards at that date. The Company is currently evaluating the provisions of this Statement and will adopt it in the first quarter of 2006.
      Reclassifications: Certain amounts have been reclassified in the 2004 and 2003 financial statements to conform with the 2005 presentation.
Note C — Business Combination and Discontinued Operations
      The Company closed its UK business and a real estate partnership in the fourth quarter of 2005. As all of the requirements of SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” have been met, the Company has classified these closures as discontinued operations. Accordingly the Consolidated Statements of Income and Balance Sheets presented have been reclassified to present these results as discontinued operations.

Lawson Products, Inc.
Notes to Consolidated Financial Statements — (Continued)

Discontinued Operations of UK Business:
      In the fourth quarter of 2005, the Company closed its UK business which was engaged primarily in the business of OEM sales. In 2005, the UK business had pretax losses of approximately $11,534, largely related to inventory write-offs, goodwill and intangible write offs, and termination costs associated with the closing. The tax benefit of these losses was $4,039, resulting in a net loss of $7,495. Net sales were $4,308, $9,692, and $8,538 in 2005, 2004 and 2003, respectively.
      In the fourth quarter of 2003, the Company sold its UK subsidiary, Lawson Products Limited, engaged primarily in the business of MRO sales, to a third party for approximately $647. The purchase price was in the form of a note payable to the Company over two years. Prior to the sale, the Company transferred certain assets and liabilities related to the OEM portion of this business to a newly formed subsidiary, Assembly Components Systems Limited, which was closed in 2005 as discussed above. The sale of Lawson Products Limited resulted in a pre-tax loss of approximately $2,789, largely related to inventory write-offs and termination costs associated with the sale, which is also reflected in discontinued operations.
      The 2003 sale also generated approximately $22,441 in capital losses for tax purposes. The Company was able to carryback $6,163 of the capital loss to offset capital gains in prior years tax returns. The effect of the carryback resulted in $2,157 of tax benefit in 2003 for financial statement purposes. Capital losses of $14,507 were utilized in fiscal 2005 to offset capital gains generated by the sale of real estate as discussed in the next paragraph.

Sale of Real Estate:
      In the fourth quarter of 2005, the Company sold real estate held in a limited partnership and closed the partnership’s operations. The Company made its initial investment in this partnership in 1984. The sale resulted in a net gain of $12,189 which was substantially tax free as a result of prior year tax capital loss carryforwards. The Company’s share of cash proceeds from the sale was approximately $15,707. In conjunction with this transaction, Robert J. Washlow, currently Chairman and Chief Executive Officer of the Company, an employee of the Company since July 1998, received a $2,000 management fee from the partnership as its founding general partner. The operations of the real estate partnership resulted in pre-tax income of $1,056, $1,126 and $496 and tax expense of $472, $394 and $193 in fiscal 2005, 2004 and 2003, respectively. Activities of the partnership were not material to any period presented.

Purchase of Rutland Tool & Supply Co.:
      On December 1, 2005, the Company purchased the business and substantially all of the assets, except for accounts receivable, and assumed certain liabilities of Rutland Tool & Supply Co. (Rutland) for the purchase price of $14,562, net of cash acquired. This cash transaction was accounted for as a purchase; accordingly, the accounts and transactions of Rutland have been included in the consolidated financial statements since the date of acquisition. The assets acquired were recorded at fair values as determined by the Company’s management as follows: cash $2; inventory $13,356; prepaid assets $128; property, plant and equipment $936; intangibles $1,000; and accrued liabilities of $858. As Rutland was a consolidated subsidiary of its prior owner, the Company is unable to provide any meaningful pro forma information of prior period results. Net sales attributed to the acquired division represented approximately $4,058 for December 2005, and net sales would approximate $50,000 for its most recent fiscal year.
Note D — Other Charges
      In 2003 and 2002, the Company recorded charges for severance payable to several members of management. The remaining benefits outstanding as of December 31, 2005 will be paid out by the end of 2006.

Lawson Products, Inc.
Notes to Consolidated Financial Statements — (Continued)
      The table below shows an analysis of the Company’s reserves for other charges:

Severance and
Description of Item	Related Expenses

Balance January 1, 2003	$876
Charged to earnings 2003	2,459
Cash paid in 2003	(859)

Balance December 31, 2003	2,476
Cash paid in 2004	(1,434)

Balance December 31, 2004	1,042
Cash paid in 2005	(826)

Balance December 31, 2005	$216

Note E — Inventories
      The following is a summary of inventories and reserve for excess and obsolete inventory.

	2005	2004

Inventories	$83,321	$62,628
Reserve for excess and obsolete inventory	(4,196)	(3,072)

	$79,125	$59,556

Note F — Property, Plant and Equipment
      Property, plant and equipment consists of:

	2005	2004

Land	$9,248	$6,873
Buildings and improvements	44,081	43,903
Machinery and equipment	30,980	29,990
Furniture and fixtures	4,903	4,614
Vehicles	313	318
Capitalized software	6,394	4,371
Construction in progress	5,595	3,823

	101,514	93,892
Accumulated depreciation and amortization	(55,852)	(52,461)

	$45,662	$41,431

Note G — Goodwill and Other Intangibles
      As required under FASB statement No. 142 “Goodwill and Other Intangibles”, the Company performed its annual impairment test in the fourth quarter of 2005, 2004 and 2003 and determined the Company’s goodwill was not impaired.

Lawson Products, Inc.
Notes to Consolidated Financial Statements — (Continued)
      Intangible assets subject to amortization were as follows:

	Gross	Accumulated	Net Carrying
December 31, 2005	Balance	Amortization	Amount

Trademarks and tradenames	$1,400	$637	$763
Non-compete covenant	1,000	—	1,000

	$2,400	$637	$1,763

	Gross	Accumulated	Net Carrying
December 31, 2004	Balance	Amortization	Amount

Trademarks and tradenames	$1,400	$587	$813

      Trademarks and tradenames are being amortized over a weighted average life of 15.14 years. The non-compete covenant will be amortized over 5 years. Amortization expense, all of which was included in the MRO distribution segment, for these intangible assets was $50, $83 and $183 in 2005, 2004 and 2003, respectively. Amortization expense for each of the next five years is estimated to be $250 per year.
Note H — Accrued Expenses and Other
      Accrued expenses and other liabilities consist of the following:

	2005	2004

Salaries, commissions and other compensation	$14,282	$11,369
Accrued other charges	216	1,042
Accrued and withheld taxes, other than income taxes	2,724	2,644
Accrued profit sharing contributions	4,012	3,626
Accrued stock performance rights	1,336	2,081
Accrued self-insured health benefits	1,404	1,560
Cash dividends payable	1,795	1,670
Other	15,726	8,478

	$41,495	$32,470

Note I — Long Term Debt
      On June 15, 2005, the Company’s multi-currency line of credit was amended to increase the maximum borrowing capacity to $75 million from $50 million, extend the maturity date to March 27, 2009 and amend certain financial covenants. Amounts outstanding under the line carry interest at 1.5% below the prime rate or .75% over LIBOR. The line contains certain financial covenants regarding interest coverage, minimum stockholders’ equity and working capital, all of which were met on December 31, 2005. The Company had no loans outstanding under the line at December 31, 2005 and 2004. The Company paid interest of $7, $13 and $7, respectively, in 2005, 2004 and 2003.
Note J — Stock Plans
      The Incentive Stock Plan (Plan), provides for the issuance of incentive compensation to non-employee directors, officers and key employees in the form of stock options, stock performance rights (SPRs), stock purchase agreements and stock awards. As of December 31, 2005, 493,859 shares of Common Stock were available for issuance under the Plan.

Lawson Products, Inc.
Notes to Consolidated Financial Statements — (Continued)
      In 2005 and 2003, the Company granted SPRs pursuant to the Plan. These SPRs have exercise prices ranging from $24.64 to $41.55 per share. These SPRs vest at 20% to 33% per year and entitle the recipient to receive a cash payment equal to the excess of the market value of the Company’s common stock over the SPR exercise price when the SPRs are surrendered. Compensation expense (income) for the SPRs in 2005, 2004 and 2003 was $(431), $2,620 and $410, respectively.
      Additional information with respect to SPRs is summarized as follows:

	Average SPR
	Exercise Price	# of SPR’s

Outstanding January 1, 2003	$27.18	248,350
Granted	27.85	31,500
Exercised	26.77	(1,900)

Outstanding December 31, 2003(1)	27.26	277,950
Exercised	26.76	(66,450)
Canceled	27.45	(22,500)

Outstanding December 31, 2004(2)	27.41	189,000
Granted	41.46	31,000
Exercised	26.69	(13,750)

Outstanding December 31, 2005(3)	$29.57	206,250

(1)	Includes 107,350 SPRs vested at December 31, 2003 at a weighted average exercise price of $26.98 per share.

(2)	Includes 90,760 SPRs vested at December 31, 2004 at a weighted average exercise price of $27.26 per share.

(3)	Includes 128,180 SPRs vested at December 31, 2005 at a weighted average exercise price of $27.31 per share.
      The Plan permits the grant of incentive stock options, subject to certain limitations, with substantially the same terms as non-qualified stock options. Non-employee directors are not eligible to receive incentive stock options. Stock options are not exercisable within six months from date of grant and may not be granted with exercise prices less than the fair market value of the shares at the dates of grant. Benefits may be granted under the Plan through December 16, 2006.

Lawson Products, Inc.
Notes to Consolidated Financial Statements — (Continued)
      Additional information with respect to the Plan is summarized as follows:

	Average
	Price	Option Shares

Outstanding January 1, 2003	$22.93	122,036
Exercised	22.50	(19,686)

Outstanding December 31, 2003	23.01	102,350
Exercised	23.62	(31,350)
Canceled or expired	22.70	(21,450)

Outstanding December 31, 2004	22.75	49,550
Exercised	22.50	(10,750)
Canceled or expired	22.50	(1,600)

Outstanding December 31, 2005	$22.83	37,200

	Weighted
	Average
Exercisable Options at:	Price	Option Shares

December 31, 2005	$22.83	37,200
December 31, 2004	$22.75	49,550
December 31, 2003	$22.99	99,600
      As of December 31, 2005, the Company had the following outstanding options:

Exercise Price	$22.44-$22.50	$23.56	$26.75

Options Outstanding	28,200	8,000	1,000
Weighted Average Exercise Price	$22.48	$23.56	$26.75
Weighted Average Remaining Life	1.2	4.4	2.3
Options Exercisable	28,200	8,000	1,000
Weighted Average Exercise price	$22.48	$23.56	$26.75
      Disclosure of pro forma information regarding net income and net income per share is required by FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using the Black-Scholes options pricing model.
      No options were granted in 2005, 2004 or 2003. See Note B Stock Options for impact of options granted prior to 2001 on pro forma earnings per share.
Note K — Profit Sharing and Security Bonus Plans
      The Company and certain subsidiaries have a profit sharing plan for office and warehouse personnel. The amounts of the companies’ annual contributions are determined by the board of directors subject to limitations based upon operating results.
      The plan also has a 401(k) defined contribution saving feature. This feature, available to all participants, was provided to give employees a pre-tax investment vehicle to save for retirement. The Company does not match the contributions made by plan participants.
      The Company and its subsidiaries also have in effect security bonus plans for the benefit of their regional managers and independent sales representatives, under the terms of which participants are credited with a percentage of their yearly earnings. Of the aggregate amounts credited to participants’ accounts, 25% vests

Lawson Products, Inc.
Notes to Consolidated Financial Statements — (Continued)
after five years and an additional 5% vests each year thereafter. For financial reporting purposes, amounts are charged to operations over the vesting period.
      Provisions for profit sharing and security bonus plans aggregated $7,153, $5,979 and $5,301 for the years ended December 31, 2005, 2004 and 2003, respectively.
Note L — Income Taxes
      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In addition, deferred income taxes include net operating loss carryforwards of a foreign subsidiary which do not expire. The Company also had a $16,278 capital loss carryforward remaining related to the 2003 sale of the Company’s UK MRO business. A valuation allowance was recorded for all of the capital loss due to the uncertainty of the Company’s ability to realize the capital loss against future capital gains prior to expiration in 2008. For 2005, $14,507 of this capital loss carryforward was utilized in 2005 in conjunction with a gain realized from the sale of real estate (see Note C), and the valuation allowance was adjusted accordingly. Significant components of the Company’s deferred tax assets and liabilities as of December 31 are as follows:

Deferred Tax Assets:	2005	2004

Compensation and benefits	$18,759	$16,185
Inventory	3,537	3,447
Net operating loss carryforwards of subsidiaries	744	2,619
Capital loss	957	5,580
Accounts receivable	553	762
Other	72	—

Total Deferred Tax Assets	24,622	28,593
Valuation allowance for deferred tax assets	(1,701)	(8,199)

Net Deferred Tax Assets	22,921	20,394

Deferred Tax Liabilities:
Property, plant & equipment	619	329
Goodwill	2,324	1,743
Other	854	951

Total Deferred Tax Liabilities	3,797	3,023

Total Net Deferred Tax Assets	$19,124	$17,371

Net Deferred Tax Assets:
Total Current Deferred Income Taxes	$912	$1,729
Total Noncurrent Deferred Income Taxes	18,212	15,642

Total Net Deferred Tax Assets	$19,124	$17,371

      Net deferred tax assets include the tax impact of items in comprehensive income of $72 and $10 at December 31, 2005 and 2004, respectively.
      Income from continuing operations before income taxes for the years ended December 31, consisted of the following:

	2005	2004	2003

United States	$34,077	$31,009	$26,744
Foreign	2,478	2,038	1,052

	$36,555	$33,047	$27,796

Lawson Products, Inc.
Notes to Consolidated Financial Statements — (Continued)
      The provisions for income taxes for continuing operations for the years ended December 31, consisted of the following:

	2005	2004	2003

Current:
Federal	$13,736	$11,041	$6,978
State	2,893	2,136	1,688

	16,629	13,177	8,666
Deferred benefit	(1,534)	(1,574)	(350)

	$15,095	$11,603	$8,316

      The reconciliation between the effective income tax rate and the statutory federal rate for continuing operations is as follows:

	2005	2004	2003

Statutory federal rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit	5.1	4.2	3.9
Foreign losses	0.5	0.4	1.1
Capital loss carryback	—	—	(7.8)
Executive life insurance	(1.0)	(2.0)	(2.6)
Other items, net	1.7	(2.5)	0.3

Provision for income taxes	41.3%	35.1%	29.9%

      Income taxes paid for the years ended December 31, 2005, 2004, and 2003 amounted to $15,793, $12,080 and $10,544, respectively.
Note M — Commitments & Contingencies
      The Company’s minimum rental commitments, principally for equipment, under non-cancelable leases in effect at December 31, 2005, are as follows:

					2011 and
2006	2007	2008	2009	2010	Thereafter

$3,838	$3,378	$2,450	$1,920	$1,299	$2,119

      Total rental expense for the years ended December 31, 2005, 2004 and 2003 amounted to $2,971, $2,615 and $3,583, respectively.
      In December, 2005, the FBI executed a search warrant for records at the Company’s offices and informed the Company that it was conducting an investigation whether the Company’s representatives improperly provided gifts or awards to purchasing agents (including government purchasing agents) through the Company’s customer loyalty programs. The U.S. Attorney’s office for the Northern District of Illinois subsequently issued a subpoena for documents in connection with this investigation. In conjunction with the Company’s own internal investigation regarding these matters, several customer loyalty programs have been suspended pending review and analysis. The Company is cooperating with the ongoing investigation of the U.S. Attorney, however, the Company cannot predict when the investigation will be completed or what the effect of the investigation will be. The outcome of the investigation could result in criminal sanctions or civil remedies against the Company, including material fines, injunctions or the loss of the Company’s ability to conduct business with governmental entities. Any such adverse outcome could materially adversely affect the Company’s financial condition or results of operations and the trading price of the Company’s common stock.

Lawson Products, Inc.
Notes to Consolidated Financial Statements — (Continued)
In addition, any adverse publicity related to this action may harm the Company’s reputation and impair its ability to attract and retain customers.
      The Company presently estimates that it will incur substantial legal fees in 2006 related to this matter.
Note N — Income Per Share
      The computation of basic and diluted earnings per share consisted of the following:

	Year Ended December 31,

	2005	2004	2003

Numerator:
Income from continuing operations	$21,460	$21,444	$19,480

Denominator:
Denominator for basic income per share — weighted average shares	9,082	9,410	9,492
Effect of dilutive securities:
Stock option plans	17	20	19

Denominator for diluted income per share — adjusted weighted average shares	9,099	9,430	9,511

Basic income per share	$2.36	$2.28	$2.05

Diluted income per share	$2.36	$2.27	$2.05

Note O — Segment Reporting
      The Company has aggregated its reporting segments into two reportable segments: Maintenance, Repair and Replacement distribution in North America (MRO), and Original Equipment Manufacturer distribution and manufacturing in North America (OEM). The operations of the Company’s MRO distribution segment distributes a wide range of MRO parts to repair and maintenance organizations by the Company’s force of independent sales agents and distributors. The operations of the Company’s OEM segment manufactures and distributes component parts to OEM manufacturers both through a network of independent manufacturers representatives and Company employees.
      The Company changed its reportable segments from four in prior periods to two in the current period to align with changes in the business which occurred in 2005, including the closing of the UK business. All prior periods have been restated to conform to the 2005 presentation and only include amounts for continuing operations.
      The Company’s two reportable segments are distinguished by the nature of products distributed and sold, types of customers and manner of servicing them.
      The Company evaluates performance and allocates resources to reportable segments primarily based on operating income. The accounting polices of the reportable segments are the same as those described in the summary of significant policies except that the Company records its federal and state deferred tax assets and liabilities at corporate. Intersegment sales are not significant.

Lawson Products, Inc.
Notes to Consolidated Financial Statements — (Continued)
      Financial information for the Company’s reportable segments consisted of the following:

	Year Ended December 31,

	2005	2004	2003

Net sales
MRO	$368,615	$337,905	$321,023
OEM	81,570	71,660	58,538

Consolidated total	$450,185	$409,565	$379,561

Operating income (loss)
MRO	$31,159	$30,035	$26,832
OEM	4,207	2,152	(221)

Consolidated total	$35,366	$32,187	$26,611

Capital expenditures
MRO	$8,682	$3,660	$4,176
OEM	589	604	1,574

Consolidated total	$9,271	$4,264	$5,750

Depreciation and amortization
MRO	$5,236	$4,989	$5,430
OEM	823	895	848

Consolidated total	$6,059	$5,884	$6,278

Total assets
MRO	$208,333	$188,444	$179,962
OEM	50,302	41,578	36,825

Segment total	258,635	230,022	216,787
Corporate	19,124	17,371	16,239

Consolidated total	$277,759	$247,393	$233,026

Goodwill
MRO	$25,748	$25,748	$25,748
OEM	2,251	2,251	2,251

Consolidated total	$27,999	$27,999	$27,999

      The reconciliation of segment profit to consolidated income from continuing operations before income taxes consisted of the following:

	Year Ended December 31,

	2005	2004	2003

Operating income	$35,366	$32,187	$26,611
Interest and dividend income	354	135	187
Interest expense	(7)	(13)	(7)
Other — net	842	738	1,005

Income from continuing operations before income taxes	$36,555	$33,047	$27,796

Lawson Products, Inc.
Notes to Consolidated Financial Statements — (Continued)
      Financial information related to the Company’s operations by geographic area consisted of the following:

	Year Ended December 31,

	2005	2004	2003

Net sales
United States	$416,876	$380,336	$355,202
Canada	26,753	21,806	18,976
Mexico	6,556	7,423	5,383

Consolidated total	$450,185	$409,565	$379,561

	Year Ended December 31,

	2005	2004	2003

Long-lived assets
United States	$65,471	$61,102	$62,710
Canada	8,158	8,269	8,199
Mexico	32	59	54

Consolidated total	$73,661	$69,430	$70,963

      Net sales are attributed to countries based on the location of customers. Long-lived assets consist of total property, plant and equipment and goodwill.
Note P — Summary of Unaudited Quarterly Results of Operations
      Unaudited quarterly results of operations for the years ended December 31, 2005 and 2004 are summarized as follows:

	Quarter Ended

2005	Mar. 31	Jun. 30	Sept. 30	Dec. 31

	(Dollars in thousands, except per share data)
Net sales(1)	$105,658	$111,957	$116,965	$115,605
Cost of goods sold(1)	40,497	42,552	42,883	44,494
Income from continuing operations before income taxes(1,2)	8,733	9,776	11,216	6,830
Provision for income taxes	3,523	3,929	4,338	3,305
Income from continuing operations	5,210	5,847	6,878	3,525
Income (loss) from discontinued operations(3)	(254)	(239)	(289)	6,060
Net income	4,956	5,608	6,590	9,584
Basic income (loss) per share of common stock
Continuing operations	$0.57	$0.64	$0.76	$0.39
Discontinued operations	(0.03)	(0.03)	(0.03)	0.67
Net income	$0.54	$0.62	$0.73	$1.07
Diluted income (loss) per share of common stock
Continuing operations	$0.56	$0.64	$0.76	$0.39
Discontinued operations	(0.03)	(0.03)	(0.03)	0.67
Net income	$0.54	$0.61	$0.73	$1.07
Diluted weighted average shares outstanding	9,232	9,126	9,035	9,001

Lawson Products, Inc.
Notes to Consolidated Financial Statements — (Continued)

	Quarter Ended

2004	Mar. 31	Jun. 30	Sept. 30	Dec. 31

	(Dollars in thousands, except per share data)
Net sales	$97,751	$101,587	$104,881	$105,346
Cost of goods sold	33,448	36,902	38,982	39,915
Income from continuing operations before income taxes(4)	10,243	8,503	8,923	5,378
Provision for income taxes(5)	3,894	3,317	3,360	1,032
Income from continuing operations	6,349	5,186	5,563	4,346
Income (loss) from discontinued operations	177	131	23	(350)
Net income	6,526	5,317	5,586	3,996
Basic and Diluted income per share of common stock Continuing operations	$0.67	$0.55	$0.59	$0.47
Discontinued operations	0.02	0.01	0.00	(0.04)
Net income	$0.69	$0.56	$0.59	$0.43
Diluted weighted average shares outstanding	9,515	9,475	9,422	9,343

(1)	The fourth quarter includes the results of Rutland Tool & Supply Co. (“Rutland”) for the month of December. Rutland accounted for $4,058 of sales, $2,746 of cost of goods sold and $207 of income from continuing operations before income taxes.

(2)	The fourth quarter includes incentive compensation expense of $1,100 related to stock performance rights and a stock award, a $1,000 cash charitable contribution and approximately $2,500 lower MRO contribution margin resulting from fewer sales days in the fourth quarter as compared to the third quarter.

(3)	The Company closed its operations in the United Kingdom and sold its real estate in the fourth quarter of 2005 (See Note C).

(4)	The fourth quarter includes incentive compensation expense of $1,736 related to stock performance rights and a $881 increase to employee compensation accruals.

(5)	The fourth quarter includes a $560 reduction of the tax provision to reflect tax exempt income related to executive life insurance and charitable contributions of inventory.

Lawson Products, Inc. and Subsidiaries
Schedule II — Valuation and Qualifying Accounts

	Balance at	Charged to		Balance at
	Beginning	Costs and	Deductions —	End of
Description	of Period	Expenses	Describe (A)	Period

	(In thousands)
Allowance for doubtful accounts:
Year ended December 31, 2005	$1,651	$792	$898	$1,545

Year ended December 31, 2004 Year ended	1,905	894	1,148	1,651

December 31, 2003	1,769	1,532	1,396	1,905

Note A — Uncollected receivables written off, net of recoveries.

	Balance at	Charged to		Balance at
	Beginning	Costs and	Deductions —	End of
Description	of Period	Expenses	Describe (B)	Period

	(In thousands)
Reserve for excess and obsolete inventory:
Year ended December 31, 2005	$3,072	$2,132	$1,008	$4,196

Year ended December 31, 2004 Year ended	3,448	631	1,007	3,072

December 31, 2003	3,226	1,445	1,223	3,448

Note B — Disposal of excess and obsolete inventory.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
      None.

ITEM 9A.	CONTROLS AND PROCEDURES.
Evaluation of disclosure controls and procedures
      The Company’s chief executive officer and chief financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended, Rules 13a-15(e) and 15d-15(e)) was effective to ensure that information required to be disclosed by the Company (including its consolidated subsidiaries) in the reports that the Company files or submits under the Securities Exchange Act of 1934 were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief financial officer, as appropriate, to allow timely decisions regarding financial disclosures.
Management’s Report on Internal Control over Financial Reporting
      The report of management under Item 9A is contained in Item 8 of this 2005 Annual Report on Form 10-K under the heading “Management’s Report on Internal Control over Financial Reporting”.
Changes in internal controls
      There were no changes in our internal control over financial reporting that occurred during the our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
      The attestation report required under Item 9A is contained in Item 8 of this 2005 Annual Report on Form 10-K under the heading Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.
ITEM 9B.     OTHER INFORMATION.
      Not applicable.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
      a. Directors
      The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2006, under the caption “Election of Directors” and “Section 16(a), Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.
      b. Executive Officers
      The information required by this Item is set forth under the caption Item 1 — Business under “Executive Officers of the Registrant.”
      c. Audit Committee

      Information on the Company’s Audit Committee is contained under the caption “Board of Directors Meetings and Committees” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2006, which is incorporated herein by reference.
      The Company had determined that Mitchell Saranow, member of the Audit Committee of the Board of Directors, qualifies as an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K, and that Mr. Saranow is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act.
      d. Code of Ethics
      The Company has adopted a Code of Ethics applicable to all employees. This code is applicable to Senior Financial Executives including the principal executive officer, principal financial officer and principal accounting officer of the Company. The Company’s Code of Ethics is available on the Company’s website at www.lawsonproducts.com. The Company intends to post on its website any amendments to, or waivers from its Code of Ethics applicable to Senior Financial Executives. The Company will provide stockholders with a copy of its Code of Ethics without charge upon written request directed to the Company’s Secretary at the Company’s address.
      The Audit, Compensation and Nominating and Corporate Governance committees have each adopted a charter for their respective committees. These charters may be viewed on the Corporation’s website, www.lawsonproducts.com, and copies may be obtained by request to the Secretary of the Company at the Company’s address.

ITEM 11.	EXECUTIVE COMPENSATION.
      The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2006, under the caption “Remuneration of Executive Officers,” which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
      The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2006 under the caption “Securities Beneficially Owned by Principal Stockholders and Management” which information is incorporated herein by reference.
Equity Compensation Plan Information
      The following table provides information as of December 31, 2005 regarding the number of shares of common stock that were available for issuance under the Company’s equity compensation plans.

			Number of Securities
			Remaining Available for
			Future Issuance Under
	Number of Securities to	Weighted-Average	Equity Compensation
	be Issued upon Exercise	Exercise Price of	Plans (Excluding
	of Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	the First Column)

Equity compensation plans approved by security holders	37,200	$23.65	456,659
Equity compensation plans not approved by security holders	0	0	0

Total	37,200	$23.65	456,659

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
      The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of stockholders to be held on May 9, 2006 under the caption “Election of Directors” and “Certain Relationships and Related Transactions” which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
      The information required under this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of stockholders to be held on May 9, 2006 under the caption “Fees Paid to Independent Auditors” which information is incorporated herein by reference.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
      (a)(1) Financial Statements
      The following information is presented in Item 8 of this report:

Consolidated Balance Sheets as of December 31, 2005 and 2004.

Consolidated Statements of Income for the Years ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Changes in Stockholders’ Equity for the Years ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Cash Flows for the Years ended December 31, 2005, 2004 and 2003.

Notes to Consolidated Financial Statements.
      (2) Financial Statement Schedule
      The following consolidated financial statement schedule of Lawson Products, Inc. and subsidiaries is included in Item 8:

Schedule II — Valuation and Qualifying Accounts.
All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not submitted because they are not applicable or are not required under Regulation S-X or because the required information is included in the financial statements or notes thereto.
      (3) Exhibits.

3(a)	Certificate of Incorporation of the Company, as amended, incorporated herein by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988.
3(b)	Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
*10(c)(1)	Lawson Products, Inc. Incentive Stock Plan, incorporated herein by reference to Appendix A to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on May 11, 1999.
*10(c)(2)	Salary Continuation Agreement between the Company and Mr. Sidney L. Port dated January 7, 1980 incorporated herein by reference from Exhibit 10(c)(2) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991.
*10(c)(3)	Employment Agreement between the Company and Mr. Jerome Shaffer, incorporated herein by reference from Exhibit 10(c)(9) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1985.

*10(c)(3.1)	First Amendment to Employment Agreement between the Company and Mr. Jerome Shaffer, dated as of August 1, 1996, incorporated herein by reference from Exhibit 10(c)(6.1) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
*10(c)(4)	Employment Agreement between the Company and Jeffrey B. Belford dated March 1, 2005, incorporated herein by reference from Exhibit 10(c)(4) to the Company’s Current Report on Form 8-K dated March 4, 2005.
*10(c)(5)	Amended and Restated Executive Deferral Plan, incorporated herein by reference from Exhibit 10(c)(7) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
*10(c)(6)	Employment Agreement dated March 1, 2005 between the Company and Roger F. Cannon, incorporated herein by reference to Exhibit 10(c)(6) to the Company’s Current Report on Form 8-K dated March 4, 2005.
*10(c)(7)	Agreement between the Company and Bernard Kalish dated July 31, 1999, incorporated herein by reference from Exhibit 10(c)(8) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
*10(c)(8)	Lawson Products, Inc. Stock Performance Plan, incorporated herein by reference from Exhibit 10(c)(8) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
*10(c)(9)	Lawson Products, Inc. 2002 Stock Equivalents Plan for Non Employee Directors, incorporated herein by reference from Exhibit 10(c)(9) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
*10(c)(10)	Lawson Products, Inc. Long-Term Capital Accumulation Plan, incorporated herein by reference from Exhibit 10(c)(10) to the Company’s Current Report on Form 8-K dated October 21, 2004.
*10(c)(11)	Employment Agreement dated January 1, 2004 between the Company and Robert Washlow, incorporated herein by reference to Exhibit 10(c)(10) to the Company’s Current Report on Form 8-K dated December 28, 2004.
*10(c)(12)	Employment Agreement dated March 9, 2005 between the Company and Thomas J. Neri, incorporated herein by reference to Exhibit 10(c)(12) to the Company’s Current Report on Form 8-K dated March 14, 2005.
*10(c)(13)	Employment Agreement dated March 9, 2005 between the Company and Neil E. Jenkins, incorporated herein by reference to Exhibit 10(c)(13) to the Company’s Current Report on Form 8-K dated March 14, 2005.
*10(c)(14)	Form of Shareholder Value Appreciation Rights Award Agreement, incorporated by reference to Exhibit 10(c)(14) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
*10(c)(15)	Form of Restricted Stock Award and Acknowledgement, incorporated by reference to Exhibit 10(c)(15) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
*10(c)(16)	Form Letter regarding Stock Performance Rights, incorporated by reference to Exhibit 10(c)(16) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
10(c)(17)	Credit Agreement dated March 27,2001 between Lawson Products, Inc. and LaSalle Bank National Association, as amended by the First Amendment to Credit Agreement dated August 12, 2002 as amended by Second Modification to Loan Documents dated July 11, 2003, and as further amended by Third Modification to Credit Agreement dated as of June 15, 2005, incorporated by reference to Exhibit 10(c)(17) to the Company’s Form 10-Q for the quarter ended June 30, 2005.
*10(c)(18)	Employment Agreement dated July 27, 2005 between the Company and Mr. Michael W. Ruprich, incorporated herein by reference to Exhibit 10(c)(18) to the Company’s Current Report on Form 8-K dated July 26, 2005.

*10(c)(19)	Employment Agreement dated September 14, 2005 between the Company and Mr. Kenneth E. Malik, incorporated herein by reference to Exhibit 10(c)(19) to the Company’s Current Report on Form 8-K dated September 14, 2005.
10(c)(20)	Real Estate Sales Agreement, dated October 24, 2005, by and between the City of Chicago and Superior and Sedgwick Associates, incorporated by reference to Exhibit 10(c)(20) to the Company’s Current Report on Form 8-K dated October 24, 2005.
10(c)(21)	Agreement of Limited Partnership of Superior and Sedgwick Associates, an Illinois Limited Partnership, dated November 1, 1984, incorporated by reference to Exhibit 10(c)(21) to the Company’s Current Report on Form 8-K dated October 24, 2005.
14	Code of Ethics of the Company, incorporated herein by reference from Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
21	Subsidiaries of the Company.
23	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of Executive Vice President, Finance, Planning and Corporate Development pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management employment contracts or compensatory plans or arrangements.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAWSON PRODUCTS, INC.

By:	/s/ Robert J. Washlow

Robert J. Washlow, Chairman of the
Board and Chief Executive Officer
Date: March 16, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below this 16th day of March, 2006, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Robert J. Washlow Robert J. Washlow	Chairman of the Board, Chief Executive Officer and Director (principal executive officer)

/s/ Scott F. Stephens Scott F. Stephens	Chief Financial Officer and principal accounting officer

/s/ Thomas J Neri Thomas J. Neri	Executive Vice President, Finance, Planning and Corporate Development

/s/ James T. Brophy James T. Brophy	Director

/s/ Ronald B. Port, M.D. Ronald B. Port, M.D.	Director

/s/ Sidney L. Port Sidney L. Port	Director

/s/ Robert G. Rettig Robert G. Rettig	Director

/s/ Mitchell H. Saranow Mitchell H. Saranow	Director

/s/ Lee S. Hillman Lee S. Hillman	Director

Signature	Title

/s/ Wilma J. Smelcer Wilma J. Smelcer	Director

/s/ Thomas Postek Thomas Postek	Director

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3(a)	Certificate of Incorporation of the Company, as amended, incorporated herein by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988.
3(b)	Amended and Restated By-laws of the Company, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
*10(c)(1)	Lawson Products, Inc. Incentive Stock Plan, incorporated herein by reference to Appendix A to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on May 11, 1999.
*10(c)(2)	Salary Continuation Agreement between the Company and Mr. Sidney L. Port, dated January 7, 1980, incorporated herein by reference from Exhibit 10(c)(2) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991.
*10(c)(3)	Employment Agreement between the Company and Mr. Jerome Shaffer, incorporated herein by reference from Exhibit 10(c)(9) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1985.
*10(c)(3.1)	First Amendment to Employment Agreement between the Company and Mr. Jerome Shaffer, dated as of August 1, 1996, incorporated herein by reference from Exhibit 10(c)(6.1) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
*10(c)(4)	Employment Agreement between the Company and Jeffrey B. Belford dated March 1, 2005, incorporated herein by reference to Exhibit 10(c)(4) to the Company’s Current Report on Form 8-K dated March 4, 2005.
*10(c)(5)	Amended and Restated Executive Deferral Plan, incorporated herein by reference from Exhibit 10(c)(7) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
*10(c)(6)	Employment Agreement dated March 1, 2005 between the Company and Roger F. Cannon, incorporated herein by reference to Exhibit 10(c)(6) to the Company’s Current Report on Form 8-K dated March 4, 2005.
*10(c)(7)	Agreement between the Company and Bernard Kalish dated July 31, 1999, incorporated herein by reference from Exhibit 10(c)(8) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
*10(c)(8)	Lawson Products, Inc. Stock Performance Plan, incorporated herein by reference from Exhibit 10(c)(8) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
*10(c)(9)	Lawson Products, Inc. 2002 Stock Equivalents Plan for Non Employee Directors, incorporated herein by reference from Exhibit 10(c)(9) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
*10(c)(10)	Lawson Products, Inc. Long-Term Capital Accumulation Plan, incorporated herein by reference from Exhibit 10(c)(10) to the Company’s Current Report on Form 8-K dated October 21, 2004.
*10(c)(11)	Employment Agreement dated January 1, 2004 between the Company and Robert Washlow, incorporated herein by reference to Exhibit 10(c)(10) to the Company’s Current Report on Form 8-K dated December 28, 2004.
*10(c)(12)	Employment Agreement dated March 9, 2005 between the Company and Thomas J. Neri, incorporated herein by reference to Exhibit 10(c)(12) to the Company’s Current Report on Form 8-K dated March 14, 2005.

Exhibit
Number	Description of Exhibit

*10(c)(13)	Employment Agreement dated March 9, 2005 between the Company and Neil E. Jenkins, incorporated herein by reference to Exhibit 10(c)(13) to the Company’s Current Report on Form 8-K dated March 14, 2005.
*10(c)(14)	Form of Shareholder Value Appreciation Rights Award Agreement, incorporated by reference to Exhibit 10(c)(14) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
*10(c)(15)	Form of Restricted Stock Award and Acknowledgment, incorporated by reference to Exhibit 10(c)(15) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
*10(c)(16)	Form Letter regarding Stock Performance Rights, incorporated by reference to Exhibit 10(c)(16) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
10(c)(17)	Credit Agreement dated March 27,2001 between Lawson Products, Inc. and LaSalle Bank National Association, as amended by the First Amendment to Credit Agreement dated August 12, 2002 as amended by Second Modification to Loan Documents dated July 11, 2003, and as further amended by Third Modification to Credit Agreement dated as of June 15, 2005, incorporated by reference to Exhibit 10(c)(17) to the Company’s Form 10-Q for the quarter ended June 30, 2005.
*10(c)(18)	Employment Agreement dated July 27, 2005 between the Company and Mr. Michael W. Ruprich, incorporated herein by reference to Exhibit 10(c)(18) to the Company’s Current Report on Form 8-K dated July 26, 2005.
*10(c)(19)	Employment Agreement dated September 14, 2005 between the Company and Mr. Kenneth E. Malik, incorporated herein by reference to Exhibit 10(c)(19) to the Company’s Current Report on Form 8-K dated September 14, 2005.
10(c)(20)	Real Estate Sales Agreement, dated October 24, 2005, by and between the City of Chicago and Superior and Sedgwick Associates, incorporated by reference to Exhibit 10(c)(20) to the Company’s Current Report on Form 8-K dated October 24, 2005.
10(c)(21)	Agreement of Limited Partnership of Superior and Sedgwick Associates, an Illinois Limited Partnership, dated November 1, 1984, incorporated by reference to Exhibit 10(c)(21) to the Company’s Current Report on Form 8-K dated October 24, 2005.
14	Code of Ethics of the Company, incorporated herein by reference from Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
21	Subsidiaries of the Company.
23	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of Executive Vice President, Finance, Planning and Corporate Development pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management employment contracts or compensatory plans or arrangements.