Form 10-Q
period 2006-03-31
LAWSON PRODUCTS INC/NEW/DE/
filed 2006-05-10
CIK 703604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

----------------------------------

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 OR 15(d) of the Securities Exchange Act of 1934

For quarterly period ended March 31, 2006

or

☐	Transition Report under Section 13 OR 15(d) of the Securities Exchange Act of 1934

For the transition period from _________________ to _____________________

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer. An accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐          Accelerated Filer ☒          Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).     Yes ☐          No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

8,984,491 Shares, $1 par value, as of May 1, 2006

PART I-FINANCIAL INFORMATION

Item 1. Financial Information

LAWSON PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Amounts in thousands, except share and per share data)	2006	2005
	(UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents	$8,373	$15,467
Accounts receivable, less allowance for doubtful accounts	61,749	60,102
Inventories	79,739	79,125
Miscellaneous receivables and prepaid expenses	7,874	10,958
Deferred income taxes	815	912
Discontinued current assets	559	1,462
Total Current Assets	159,109	168,026

Property, plant and equipment, less allowances for depreciation and amortization	44,914	45,662
Deferred income taxes	19,663	18,212
Goodwill, less accumulated amortization	27,999	27,999
Other assets	20,718	19,322
Discontinued non-current assets	3	3

Total Assets	$272,406	$279,224

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$9,502	$9,380
Accrued expenses and other liabilities	30,564	41,495
Income taxes	680	---
Discontinued current liabilities	767	1,668
Total Current Liabilities	41,513	52,543

Accrued liability under security bonus plans	24,668	23,866
Other	17,827	17,390
	42,495	41,256

Stockholders' Equity:
Preferred Stock, $1 par value:
Authorized - 500,000 shares
Issued and outstanding - None	---	---
Common Stock, $1 par value:
Authorized - 35,000,000 shares
Issued and outstanding-(2006-8,974,841 shares; 2005-8,972,041 shares)	8,975	8,972

Capital in excess of par value	4,197	4,137

Retained earnings	175,862	172,668

Accumulated other comprehensive loss	(636)	(352)
Total Stockholders' Equity	188,398	185,425

Total Liabilities and Stockholders' Equity	$272,406	$279,224

See notes to condensed consolidated financial statements.

LAWSON PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)
(Amounts in thousands, except per share data)
	For the
	Three Months Ended
	March 31,
	2006	2005

Net sales	$131,875	$105,658
Cost of goods sold	55,078	40,497
Gross profit	76,797	65,161

Selling, general and administrative expenses	68,493	56,504
Operating income	8,304	8,657

Investment and other income	559	75

Income from continuing operations before income taxes and cumulative effect of accounting change	8,863	8,732

Provision for income taxes	3,546	3,522

Income from continuing operations before cumulative effect of accounting change	5,317	5,210

Income(loss) from discontinued operations, net of income taxes	32	(254)

Income before cumulative effect of accounting change	5,349	4,956

Cumulative effect of accounting change, net of income taxes	(361)	---

Net income	$4,988	$4,956

Basic Income(Loss) per share of common stock:
Continuing operations before cumulative effect of accounting change	$0.59	$0.57
Discontinued operations	0.00	(0.03)
Cumulative effect of accounting change	(0.04)	0.00
	$0.56	$0.54

Diluted Income(Loss) per share of common stock:
Continuing operations before cumulative effect of accounting change	$0.59	$0.56
Discontinued operations	0.00	(0.03)
Cumulative effect of accounting change	(0.04)	0.00
	$0.55	$0.54

Cash dividends declared per share of common stock	$0.20	$0.20

Weighted average shares outstanding:
Basic	8,974	9,208
Diluted	8,988	9,232

See notes to condensed consolidated financial statements.

LAWSON PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Amounts in thousands)

	For the
	Three Months Ended
	March 31,
	2006	2005

Operating activities:
Net income	$4,988	$4,956
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,111	1,732
Changes in operating assets and liabilities	(11,767)	(5,003)
Other	(99)	997

Net Cash Provided by (Used in) Operating Activities	(4,767)	2,682

Investing activities:
Additions to property, plant and equipment	(1,300)	(803)

Net Cash Used in Investing Activities	(1,300)	(803)

Financing activities:
Purchases of treasury stock	---	(5,678)
Payments on long term debt	---	(382)
Dividends paid	(1,795)	(1,832)
Other	63	98

Net Cash Used in Financing Activities	(1,732)	(7,794)

Decrease in Cash and Cash Equivalents	(7,799)	(5,915)

Cash and Cash Equivalents at Beginning of Period	16,297	28,872

Cash and Cash Equivalents at End of Period	8,498	22,957

Cash Held by Discontinued Operations	(125)	(816)

Cash and Cash Equivalents Held by
Continuing Operations at End of Period	$8,373	$22,141

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

A) As contemplated by the Securities and Exchange Commission, the accompanying consolidated financial statements and footnotes have been condensed and therefore, do not contain all disclosures required by generally accepted accounting principles. Reference should be made to Lawson Products, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2005. The Condensed Consolidated Balance Sheet as of March 31, 2006, the Condensed Consolidated Statements of Income for the three-month periods ended March 31, 2006 and 2005 and the Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2006 and 2005 are unaudited. In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) have been made, which are necessary to present fairly the results of operations for the interim periods. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Certain amounts have been reclassified in the 2005 financial statements to conform to the 2006 presentation.

B) Comprehensive Income

Comprehensive income (in thousands) was $4,704 and $4,845 for the first quarters of 2006 and 2005, respectively. Comprehensive income was negatively impacted by foreign currency translation adjustments of $284 and $111 for the three-month periods ended March 31, 2006 and 2005, respectively.

Accumulated comprehensive income consists only of foreign currency translation adjustments, net of related income tax.

C) Earnings per Share

The calculation of dilutive weighted average shares outstanding for the three months ended March 31, 2006 and 2005 are as follows (in thousands):

	Three months ended March 31
	2006	2005

Basic weighted average shares outstanding	8,974	9,208
Dilutive impact of options outstanding	14	24
Dilutive weighted average shares outstanding	8,988	9,232

D) Revolving Line of Credit

The revolving line of credit has a maximum borrowing capacity of $75 million and a maturity date of March 27, 2009. The revolving line of credit carries a floating interest rate of prime minus 150 basis points or LIBOR plus 75 basis points, at the Company’s option. Interest is payable quarterly on prime rate borrowings and at contract expirations for LIBOR borrowings. The line of credit contains certain financial covenants regarding interest coverage, minimum stockholders’ equity and working capital, all of which the Company was in compliance with at March 31, 2006. The Company had no borrowings under the line at March 31, 2006 and December 31, 2005.

E) Reserve for Severance

The table below shows an analysis of the Company’s reserves for severance and related payments for the first three months of 2006 and 2005:

In thousands	2006	2005

Balance at beginning of year	$ 216	$1,042
Cash paid	(38)	(686)
Adjustment to reserves	(28)	---

Balance at March 31	$ 150	$ 356

F) Intangible Assets

Intangible assets subject to amortization, included within other assets, were as follows (in thousands):

	March 31, 2006
	Gross Balance	Accumulated Amortization	Net Carrying Amount

Trademarks and tradenames	$1,000	$ 250	$ 750
Non-compete covenant	1,000	50	950
	$2,000	$ 300	$1,700

	December 31, 2005
	Gross Balance	Accumulated Amortization	Net Carrying Amount

Trademarks and tradenames	$1,000	$ 237	$ 763
Non-compete covenant	1,000	---	1,000
	$2,000	$ 237	$1,763

Trademarks and tradenames are being amortized over 15 years. The non-compete covenant is being amortized over 5 years. Amortization expense for intangible assets is expected to be $250,000 for 2006 and for each of the next four years.

G) Stock-Based Compensation

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the recognition of compensation expense related to the fair value of our stock-based compensation awards at the beginning of our first quarter of 2006. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

For the quarter ended March 31, 2005, the Company complied with FASB Statement No.148, “Accounting for Stock Based Compensation – Transition and Disclosure,” which required interim disclosure to show the effect on net income and net income per share as required by FASB Statement No. 123, “Accounting for Stock-Based Compensation.” This disclosure was as follows (in thousands):

Three Months
Ended
March 31, 2005

Net income - as reported	$4,956
Stock based compensation income included in
net income, net of tax	(168)
Stock based compensation expense
determined under fair value method, net of tax	168

Net income - pro forma	$4,956
Basic and diluted earnings per share
- as reported and pro forma	$0.54

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

The Incentive Stock Plan (Plan), provides for the issuance of incentive compensation to non-employee directors, officers and key employees in the form of stock options, stock performance rights (SPRs), stock purchase agreements and stock awards. As of December 31, 2005, 493,859 shares of Common Stock were available for issuance under the Plan.

The following is a summary of the activity in the Company’s stock options during the quarter:

	Average Option
	Exercise Price	# of Options

Outstanding December 31, 2005	$22.83	37,200
Granted/converted		--
Exercised	22.50	(2,800)
Forfeited/expired/cancelled		--

Outstanding March 31, 2006	$22.86	34,400

	Weighted
	Average
Exercisable Options at:	Price	Option Shares

March 31, 2006	$22.86	34,400
December 31, 2005	$22.83	37,200

The aggregate intrinsic value for options outstanding and exercisable is $558,042.

As of March 31, 2006, the Company had the following outstanding options:

Exercise Price	$22.44-$22.50	$23.56	$26.75

Options Outstanding	25,400	8,000	1,000
Weighted Average Exercise Price	$22.48	$23.56	$26.75
Weighted Average Remaining Life	1.0	4.1	2.1
Options Exercisable	25,400	8,000	1,000

Weighted Average Exercise Price	$22.48	$23.56	$26.75

As of December 31, 2005, all outstanding stock options were fully vested, and no remaining unrecognized compensations expense is to be recorded in 2006.

The Company granted SPRs in 2005 pursuant to the Plan to selected Executives and outside Directors. These SPRs have exercise prices ranging from $38.67 to $41.55 per share.

These SPRs vest at 20% to 33% per year and entitle the recipient to receive a cash payment equal to the excess of the market value of the Company’s common stock over the SPR exercise price when the SPRs are surrendered. As required by FAS 123R, the SPRs outstanding as of January 1, 2006 have been remeasured at fair value using the Black-Scholes method. Compensation expense for the SPRs in the first quarter 2006 was $1,096 which includes $556 for the cumulative effect resulting from the adoption of FAS 123R.

	Average SPR
	Exercise Price	# of SPRs

Outstanding December 31, 2005 (1)	$29.57	206,250
Exercised	26.91	(1,000)

Outstanding March 31, 2006 (2)	$29.59	205,250

(1) Includes 128,180 SPRs vested at December 31, 2005 at a weighted average exercise price of $26.98 per share.
(2) Includes 127,180 SPRs vested at March 31, 2006 at a weighted average exercise price of $27.32 per share.

The aggregate intrinsic value of SPRs outstanding is $1,960,840. As of March 31, 2006, there was $1.5 million of unrecognized compensation cost related to non-vested SPRs, which will be recognized over a weighted average period of 1.35 years.

As stock-based compensation expense recognized in the Consolidated Statement of Operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Valuation Information

The Company estimated the fair value of SPRs using the Black-Scholes option-pricing model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. The weighted-average estimated value of SPRs granted during the three months ended March 31, 2006 was $16.23 per share using the Black Scholes model with the following assumptions:

March 31, 2006
Expected volatility	33.40% to 38.16%
Risk-free interest rate	4.66% to 4.76%
Expected term (in years)	2.4 to 6.2
Expected dividend yield	1.95%

The Company based the calculation of expected volatility on the trailing 5 year historic volatility of the Company’s stock price. The Company based the risk-free interest rate on the U.S. Treasury yield curve in effect at the time of each respective option grant.

Critical Accounting Policies

Beginning January 1, 2006 the Company accounted for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. Under the fair value recognition provisions of this statement, the Company measured share-based compensation cost at the grant date based on the value of the award, which is recognized as expense over the vesting period. Judgment is required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and the results of operations could be materially impacted.

Stock-based compensation expense recognized in the Consolidated Statement of Operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Forfeitures were estimated based on historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Compensation expense for all stock-based compensation awards, including SPRs granted on or prior to January 1, 2006 will be recognized using the straight-line amortization method.

Prior to adoption of SFAS 123(R), the Company accounted for stock options and SPRs using ABP 25. No expense was recorded for stock options as options were granted at market value. SPRs were valued at market-to-market using intrinsic value at the reporting date.

H) Segment Reporting

The Company has two reportable segments: Maintenance, Repair and Replacement distribution in North America (MRO), and Original Equipment Manufacturer distribution and manufacturing in North America (OEM).

The Company’s MRO distribution segment distributes a wide range of MRO parts to repair and maintenance organizations primarily through the Company’s force of independent field sales agents, as well as inside sales personnel.

The Company’s OEM segment manufactures and distributes component parts to OEM manufacturers through a network of independent manufacturers representatives as well as internal sales personnel.

The Company’s reportable segments are distinguished by the nature of products, types of customers, and manner of servicing customers.

The Company evaluates performance and allocates resources to reportable segments primarily based on operating income.

Financial information for the Company’s reportable segments consisted of the following:

	Three Months Ended March 31
In thousands	2006	2005

Net sales
MRO	$108,248	$ 86,548
OEM	23,627	19,110

Consolidated total	$131,875	$105,658

Operating income
MRO	$ 6,852	$ 7,614
OEM	1,452	1,043

Consolidated total	$ 8,304	$ 8,657

The reconciliation of segment profit for continuing operations to consolidated income before income taxes consisted of the following:

	Three Months Ended March 31
In thousands	2006	2005

Total operating income from reportable segments	$ 8,304	$ 8,657
Investment and other income	559	75

Income from continuing operations before income taxes and cumulative effect of accounting change	$ 8,863	$ 8,732

Asset information for continuing operations related to the Company’s reportable segments consisted of the following:

In thousands	March 31, 2006	December 31, 2005

Total assets
MRO	$199,795	$208,333
OEM	51,571	50,302

Total for reportable segments	251,366	258,635
Corporate	20,478	19,124

Consolidated total	$271,844	$277,759

At March 31, 2006 and December 31, 2005, the carrying value of goodwill within each reportable segment was as follows (in thousands):

MRO	$ 25,748
OEM	2,251
Consolidated total	$ 27,999

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Lawson Products, Inc.

We have reviewed the condensed consolidated balance sheet of Lawson Products, Inc. and subsidiaries as of March 31, 2006 and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2006 and 2005. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Lawson Products, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the year then ended, not presented herein, and in our report dated March 10, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.

ERNST & YOUNG LLP

Chicago, Illinois

May 1, 2006

Safe Harbor” Statement under the Securities Litigation Reform Act of 1995: This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms “may,” “should,” “could,” “anticipate,” “believe,” “continues”, “estimate,” “expect,” “intend,” “objective,” “plan,” “potential,” “project” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions or beliefs and are subject to a number of factors, assumptions and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include the impact of governmental investigations, such as the recently announced investigation by U.S. Attorney's office for the Northern District of Illinois; excess and obsolete inventory; disruptions of the company's information systems; risks of rescheduled or cancelled orders; increases in commodity prices; the influence of controlling stockholders; competition and competitive pricing pressures; the effect of general economic conditions and market conditions in the markets and industries the company serves; the risks of war, terrorism, and similar hostilities; and, all of the factors discussed in the Company's "Risk Factors" set forth in its Annual Report on Form 10-K for the year ended December 31, 2005.

The Company undertakes no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events or otherwise.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of operating results below focuses on the MRO and OEM business segments. For additional information on the Company’s segment reporting, refer to Note H — Segment Reporting in the Notes to Consolidated Financial Statements.

Quarter ended March 31, 2006 compared to Quarter ended March 31, 2005

The following table presents a summary of the Company’s financial performance for the first quarters of 2006 and 2005:

		% of		% of
(Dollars in thousands)	2006	Net Sales	2005	Net Sales

Net sales	$131,875	100.0	$105,658	100.0
Cost of goods sold	55,078	41.8	40,497	38.3

Gross profit	76,797	58.2	65,161	61.7
Operating expenses	68,493	51.9	56,504	53.5

Operating income	8,304	6.3	8,657	8.2
Other	559	0.4	75	0.1

Income from continuing operations before income
taxes and cumulative effect of accounting change	8,863	6.7	8,732	8.3
Income tax expense	3,546	2.7	3,522	3.3

Income from continuing operations
before cumulative effect of accounting change	5,317	4.0	5,210	4.9
Income (loss) from discontinued operations	32	0.0	(254)	(0.2)

Income before cumulative effect of accounting change	5,349	4.1	4,956	4.7
Cumulative effect of accounting change	(361)	(0.3)	---	---

Net income	$4,988	3.8	$4,956	4.7

REVENUES AND GROSS PROFIT

Net sales for the three-month period ended March 31, 2006 increased 24.8% to $131.9 million, from $105.7 million in the same period of 2005.

The following table presents the Company’s net sales results for its MRO and OEM businesses for the first quarter of 2006 and 2005:

(Dollars in millions)	2006	2005

MRO	$108.3	$ 86.6
OEM	23.6	19.1

	$131.9	$105.7

Maintenance, Repair and Replacement distribution (MRO) net sales increased $21.7 million in the first quarter of 2006, to $108.3 million from $86.6 million in the prior year period. Sales increases were achieved in both the U.S. and Canada for the quarter, principally attributable to the incremental sales of $14.7 million from the December 1, 2005 acquisition of Rutland Tool & Supply Co. (“Rutland”). MRO segment sales increased 25.1%, driven primarily by the impact of Rutland sales and increased sales to existing customers, the addition of new customers and positive effects from price increases implemented in the second half of 2005. Rutland sales accounted for approximately two-thirds of the increase in MRO segment sales. Effects of foreign exchange fluctuations were positive to quarterly sales comparisons, although not significant.

Original Equipment Manufacturer (OEM) net sales increased $4.5 million in the first quarter of 2006, to $23.6 million from $19.1 million. Sales were higher by $4.5 million in the U.S. but flat internationally for the three-month periods. The sales growth in the U.S. was primarily attributable to the addition of new customers and improved penetration of several large customers.

Gross profit margins for the quarters ended March 31, 2006 and 2005 were 58.2% and 61.7%, respectively. The first quarter of 2006 reflected lower gross profit margins in both the MRO and OEM segments. MRO segment gross profit margins declined to 65.8% in the first quarter of 2006 from 69.5% in the comparable quarter of 2005. The 370 basis point net decrease is attributable to a change in sales mix related to the addition of Rutland sales and the lower gross profit margins in the Rutland business, more than off-setting a slight improvement in the gross profit margins of the other MRO businesses. OEM segment gross profit margins declined to 23.7% in the first quarter of 2006, 270 basis points lower than the prior period’s 26.4%. This decrease was principally due to price competition and higher product costs internationally.

SELLING, GENERAL AND ADMINISTRATIVE (“SG&A”) EXPENSES AND OPERATING INCOME

SG&A expenses were $68.5 million and $56.5 million for the quarters ended March 31, 2006 and 2005, respectively. Of the $12.0 million increase, approximately $4.2 million is attributable to SG&A expenses incurred by Rutland. The prior year quarter did not reflect any SG&A expenses related to Rutland. Of the remaining $7.8 million increase in SG&A expenses, approximately $1.7 million is due to higher sales agent compensation resulting from the increase in sales.

The remaining $6.1 million of higher SG&A expenses in the first quarter 2006 is primarily due to higher employee compensation costs, which increased by $4.4 million and 21.2% over the prior year, including $2.1 million in performance based incentive cost increases. The remaining $2.3 million of employee compensation increases for the first quarter 2006 were driven primarily by the addition of marketing and technology personnel. The Company also incurred legal expenses of $1.1 million in the first quarter 2006 in connection with an ongoing investigation by the U.S. Attorney’s office for the Northern District of Illinois related to whether Company sales representatives provided improper gifts or awards provided to purchasing agents (including government purchase agents) through the Company’s customer loyalty programs. The Company did not incur such legal costs in the prior year period. As a result of the sales increases and the Company’s ability to leverage its operating cost infrastructure over a larger revenue base, SG&A expenses as a percent of net sales declined from 53.5% in the 2005 period to 51.9% of net sales in the 2006 period.

Operating income for the three-month period ended March 31, 2006 declined to $8.3 million, from $8.7 million in the same period of 2005. This $0.4 million decrease in operating income is principally attributable to higher SG&A expenses, more than offsetting higher gross profit margin dollars realized from increased net sales. The factors affecting these items were discussed above.

INVESTMENT AND OTHER INCOME

The following table presents investment and other income for the quarters ended March 31, 2006 and 2005:

(Dollars in millions)	2006	2005

Realized foreign exchange gains	$0.4	$0.0
Interest and other	0.2	0.1

	$0.6	$0.1

The realized foreign exchange gains for the three months ended March 31, 2006 were due to inter-company payments from a Canadian subsidiary.

PROVISION FOR INCOME TAXES

The effective tax rates for the quarters ended March 31, 2006 and 2005 were 40.0% and 40.3%, respectively.

INCOME FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE

Income from continuing operations before cumulative effect of accounting change for the first quarter of 2006 increased 2.1%, to $5.3 million ($.59 per diluted share), compared to $5.2 million ($.56 per diluted share) in the comparable period of 2005.

The $0.1 million increase is the result of slightly lower operating income in the first quarter 2006, but higher investment and other income and a slightly lower tax rate in 2006.

Diluted per share net income for 2006 and 2005 was positively affected by the Company’s share repurchases. The diluted per share net income impact for 2006 over 2005 was $0.01.

INCOME FROM DISCONTINUED OPERATIONS

Income from discontinued operations of less than $0.1 million for the first quarter of 2006 reflects the impact of a partial settlement received from a former customer of the Company’s discontinued UK operations. For the first quarter of 2005, a loss from discontinued operations of $0.3 million reflects the impact of: (i) income of $0.2 million from the Company’s investment in Superior and Sedgwick Associates, a real estate partnership, and (ii) a loss of $0.5 million from the operations of the UK subsidiary.

CUMULATIVE ACCOUNTING CHANGE

The $0.4 million cumulative accounting change represents the effect of adopting Financial Accounting Standards Board (FASB) Statement No. 123(R), “Share-Based Payment,” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” See Note G to the Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations declined from $2.7 million for the three months ended March 31, 2005 compared to net cash used in operations of $4.8 million in the first quarter 2006. Net income was comparable over these periods; however, working capital cash usage was $6.8 million higher in the first quarter 2006, driven primarily by higher compensation and other accrued expense payments in the first quarter 2006 versus the prior year. Net cash used in financing activities decreased by approximately $6.1 million in the first quarter 2006, principally related to the absence of treasury stock purchases for the first three months of 2006. Approximately $5.7 million was expended on share repurchases in the same quarter 2005. Working capital at March 31, 2006 was $117.6 million as compared to $115.4 million at December 31, 2005. At March 31, 2006 the current ratio was 3.8 to 1 as compared to 3.2 to 1 at December 31, 2005.

Additions to property, plant and equipment were $1.3 million and $0.8 million, respectively, for the three-month periods ended March 31, 2006 and 2005. Capital expenditures in 2005 and 2006 were principally related to software development and the purchase of machinery and equipment. The Company expects to spend approximately $12 million for capital expenditures in 2006.

The Company announced a cash dividend of $.20 per share on common shares in the first quarter of 2006, equal to the cash dividend of $.20 per share announced in the first quarter of 2005.

During the first three months of 2006, the Company did not purchase shares of its own common stock. In the first quarter of 2005, the Company purchased 117,972 shares of its own common stock for approximately $5.7 million. Of those shares, 37,163 were purchased pursuant to the 2000 Board authorization for up to 500,000 shares and 80,809 shares were purchased pursuant to the October 2004 authorization for up to 500,000 shares. All shares purchased as of March 31, 2006 have been retired. Funds to purchase these shares were provided by cash and cash equivalents and net cash provided by operating activities. As of March 31, 2006, there were 202,801 shares remaining under the 2004 share repurchase authorization, and there is no expiration date relative to the 2004 share repurchase authorization.

Net cash provided by operating activities, current cash and cash equivalents and the $75,000,000 unsecured revolving line of credit are expected to be sufficient to finance the Company's future growth, cash dividends and capital expenditures for the next 12 months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk at March 31, 2006 from that reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s chief executive officer and chief financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding financial disclosures. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2006 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

OTHER INFORMATION

Items 1, 1A, 2, 3, 4 and 5 are inapplicable and have been omitted from this report.

Item 6. Exhibits

Exhibits

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

LAWSON PRODUCTS, INC. (Registrant)

Dated	May 10, 2006	/s/	Robert J. Washlow
Robert J. Washlow
Chief Executive Officer and Chairman of the Board

Dated	May 10, 2006	/s/	Scott F. Stephens
Scott F. Stephens
Chief Financial Officer