Form 10-Q
period 2006-06-30
LAWSON PRODUCTS INC/NEW/DE/
filed 2006-08-09
CIK 703604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

----------------------------------

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐          Accelerated Filer ☒          Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).     Yes ☐          No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of July 31, 2006, 8,997,515 shares of common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LAWSON PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Amounts in thousands, except share data)	2006	2005

	(UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents	$10,656	$15,467
Accounts receivable, less allowance for doubtful accounts	60,552	60,102
Inventories	83,269	79,125
Miscellaneous receivables and prepaid expenses	9,028	10,958
Deferred income taxes	713	912
Discontinued current assets	595	1,462

Total Current Assets	164,813	168,026

Property, plant and equipment, less
allowances for depreciation and amortization	43,019	45,662
Deferred income taxes	20,237	18,212
Goodwill, less accumulated amortization	27,999	27,999
Other assets	20,925	19,322
Discontinued non-current assets	3	3

Total Assets	$276,996	$279,224

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$10,579	$9,380
Accrued expenses and other liabilities	32,438	41,495
Discontinued current liabilities	817	1,668

Total Current Liabilities	43,834	52,543

Accrued liability under security bonus plans	24,747	23,866
Other	17,663	17,390

	42,410	41,256

Stockholders' Equity:
Preferred Stock, $1 par value:
Authorized - 500,000 shares
Issued and outstanding - None	---	---
Common Stock, $1 par value:
Authorized - 35,000,000 shares
Issued and outstanding-(2006-8,997,515
shares; 2005-8,972,041 shares)	8,998	8,972

Capital in excess of par value	4,787	4,137

Retained earnings	177,267	172,668

Accumulated other comprehensive loss	(300)	(352)

Total Stockholders' Equity	190,752	185,425

Total Liabilities and Stockholders' Equity	$276,996	$279,224

See notes to condensed consolidated financial statements.

LAWSON PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Net sales	$130,990	$111,957	$262,865	$217,615
Cost of goods sold	53,729	42,552	108,807	83,049

Gross profit	77,261	69,405	154,058	134,566

Selling, general and administrative expenses	71,355	60,053	139,848	116,557
Loss on sale of equipment	806	---	806	---

Operating income	5,100	9,352	13,404	18,009

Investment and other income	422	431	981	506
Interest expense	---	(6)	---	(6)

Income from continuing operations before income taxes and cumulative effect of accounting change	5,522	9,777	14,385	18,509

Provision for income taxes	2,273	3,930	5,819	7,452

Income from continuing operations before cumulative effect of accounting change	3,249	5,847	8,566	11,057

Loss from discontinued operations, net of income taxes	(44)	(239)	(12)	(493)

Income before cumulative effect of accounting change	3,205	5,608	8,554	10,564

Cumulative effect of accounting change, net of income taxes	---	---	(361)	---

Net income	$3,205	$5,608	$8,193	$10,564

Basic Income (Loss) per share of common stock:
Continuing operations before cumulative effect of accounting change	$0.36	$0.64	$0.95	$1.21
Discontinued operations	---	(0.03)	---	(0.05)
Cumulative effect of accounting change	---	---	(0.04)	---

	$0.36	$0.62	$0.91	$1.15

Diluted Income (Loss) per share of common stock:
Continuing operations before cumulative effect of accounting change	$0.36	$0.64	$0.95	$1.20
Discontinued operations	-----	(0.03)	---	(0.05)
Cumulative effect of accounting change	---	---	(0.04)	---

	$0.36	$0.61	$0.91	$1.15

Cash dividends declared per share of common stock	$0.20	$0.20	$0.40	$0.40

Weighted average shares outstanding:
Basic	8,989	9,107	8,982	9,156

Diluted	8,995	9,126	8,989	9,177

See notes to condensed consolidated financial statements.

LAWSON PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Amounts in thousands)

	Six Months Ended
	June 30,
	2006	2005

Operating activities:
Net income	$8,193	$10,564
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	4,055	3,374
Changes in operating assets and liabilities	(13,732)	(12,357)
Other	802	1,791

Net Cash Provided by (Used in) Operating Activities	(682)	3,372

Investing activities:
Additions to property, plant and equipment	(2,268)	(2,317)
Other	356	---

Net Cash Used in Investing Activities	(1,912)	(2,317)

Financing activities:
Purchases of treasury stock	---	(11,196)
Payments on long term debt	---	(772)
Dividends paid	(3,590)	(3,640)

Other	676		343

Net Cash Used in Financing Activities	(2,914)		(15,265)

Decrease in Cash and Cash Equivalents	(5,508)		(14,210)

Cash and Cash Equivalents at Beginning of Period	16,297	(a)	28,872

Cash and Cash Equivalents at End of Period	10,789		14,662
Cash Held by Discontinued Operations	(133)		(423)

Cash and Cash Equivalents Held by Continuing Operations at End of Period	$10,656		$14,239

(a) Includes $830 of cash and cash equivalents from discontinued operations

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

A) Basis of Presentation and Summary of Critical Accounting Policies

As contemplated by the Securities and Exchange Commission, the accompanying consolidated financial statements and footnotes have been condensed and therefore, do not contain all disclosures required by generally accepted accounting principles. Reference should be made to Lawson Products, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2005. The Condensed Consolidated Balance Sheet as of June 30, 2006, the Condensed Consolidated Statements of Income for the three and six month periods ended June 30, 2006 and 2005 and the Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2006 and 2005 are unaudited. In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) have been made, which are necessary to present fairly the results of operations for the interim periods. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Certain amounts have been reclassified in the 2005 financial statements to conform to the 2006 presentation.

Stock-Based Compensation - Beginning January 1, 2006 the Company accounted for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. Under the fair value recognition provisions of this statement, the Company measured share-based compensation cost based on the value of the award, at the grant date which is recognized as expense over the vesting period.

Stock-based compensation expense recognized in the Consolidated Statement of Income for the first six months of fiscal 2006 is based on awards ultimately expected to vest, reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred. Judgment is required in estimating the amount of share-based awards that are expected to be forfeited. If actual forfeitures differ significantly from these estimates, stock-based compensation expense and the results of operations could be materially impacted.

Compensation expense for all stock-based compensation awards, including stock performance rights (“SPRs”) granted on or prior to January 1, 2006 will be recognized using the straight-line amortization method. Under the terms of the plan, employees and non-employee directors, who are retirement eligible, defined as age 65 or older, are permitted to retain their awards after retirement and exercise them during the remaining contractual life. Grants of share-based awards, with the retirement eligible provision, prior to the adoption of SFAS 123(R) will continue to be recognized as expense over the stated vesting period. Grants of share-based payments to employees and non-employee directors, after the adoption of SFAS 123(R) on January 1, 2006 will be recognized as expense over the requisite service period as determined by each individual grantee’s age at the time of grant. During the first six months of 2006, the effect of this change in accounting policy on expense for SPRs granted in 2006 was $0.3 million.

Prior to adoption of SFAS 123(R), the Company accounted for stock options and SPRs under the ABP 25 method. As all options were awarded at an exercise price equal to the fair market value of company stock as of the grant date, there was no stock-based expense recorded. SPRs were valued at the intrinsic value of each SPR as of the reporting date, and the expense associated with these awards was included in the Company’s reported net income and net income per share.

B) Comprehensive Income

Comprehensive income (in thousands) was $3,541 and $4,877 for the second quarters of 2006 and 2005, respectively. Comprehensive income (loss) includes foreign currency translation adjustments, net of related income tax of $336 and $(731) for the three-month periods ended June 30, 2006 and 2005, respectively.

For the six-month periods ended June 30, 2006 and 2005, comprehensive income (in thousands) was $8,245 and $9,722, respectively. Comprehensive income (loss) includes foreign currency translation adjustments, net of related income tax of $52 and $(842) for the six months ended June 30, 2006 and 2005, respectively.

Accumulated comprehensive income consists only of foreign currency translation adjustments, net of related income tax.

C) Earnings Per Share

The calculation of dilutive weighted average shares outstanding for the three and six months ended June 30, 2006 and 2005 are as follows (in thousands):

	Three months ended June 30
	2006	2005

Basic weighted average shares outstanding	8,989	9,107
Dilutive impact of options outstanding	6	19

Dilutive weighted average shares outstanding	8,995	9,126

	Six months ended June 30
	2006	2005

Basic weighted average shares outstanding	8,982	9,156
Dilutive impact of options outstanding	7	21

Dilutive weighted average shares outstanding	8,989	9,177

D) Revolving Line of Credit

The revolving line of credit has a maximum borrowing capacity of $75 million and a maturity date of March 27, 2009. The revolving line of credit carries a floating interest rate of prime minus 150 basis points or LIBOR plus 75 basis points, at the Company’s option. Interest is payable quarterly on prime rate borrowings and at contract expirations for LIBOR borrowings. The line of credit contains certain financial covenants regarding interest coverage, minimum stockholders’ equity and working capital, all of which the Company was in compliance with at June 30, 2006. The Company had no borrowings under the line at June 30, 2006 and December 31, 2005.

E) Reserve for Severance

The table below shows an analysis of the Company’s reserves for severance and related payments, included in selling, general and administrative expenses, for the first six months of 2006 and 2005:

In thousands	2006	2005

Balance at beginning of year	$ 216	$ 1,042
Cash paid	(63)	(490)
Adjustment to reserves	(28)	---

Balance at June 30	$ 125	$ 552

F) Intangible Assets

Intangible assets subject to amortization, included within other assets, were as follows (in thousands):

June 30, 2006
	Gross Balance	Accumulated Amortization	Net Carrying Amount

Trademarks and tradenames	$ 1,000	$ 262	$ 738
Non-compete covenant	1,000	100	900

	$ 2,000	$ 362	$ 1,638

December 31, 2005
	Gross Balance	Accumulated Amortization	Net Carrying Amount

Trademarks and tradenames	$ 1,000	$ 237	$ 763
Non-compete covenant	1,000	---	1,000

	$ 2,000	$ 237	$ 1,763

Trademarks and tradenames are being amortized over 15 years. The non-compete covenant is being amortized over 5 years. Amortization expense for intangible assets is expected to be $250,000 for 2006 and for each of the next four years.

G) Stock-Based Compensation

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the recognition of compensation expense related to the fair value of our stock-based compensation awards at the beginning of 2006. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

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

For the three and six months ended June 30, 2005, the Company complied with FASB Statement No.148, “Accounting for Stock Based Compensation – Transition and Disclosure,” which required interim disclosure to show the effect on net income and net income per share as required by FASB Statement No. 123, “Accounting for Stock-Based Compensation.” For the reporting periods ending March 31, 2005 and June 30, 2005, no fair value expense was reported for stock-based compensation, as the options were fully vested prior to the beginning of each reporting period. As a result, there was no pro forma expense reported under the fair value method.

As a result of adopting Statement 123(R) on January 1, 2006, the Company’s income before income taxes including cumulative effect of accounting change and net income for the three months ended June 30, 2006 are $0.3 million and $0.2 million lower, respectively, than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the three months ended June 30, 2006 are $0.02 lower than if the Company had continued to account for share-based compensation under Opinion 25. The Company’s income before income taxes including cumulative effect of accounting change and net income for the six months ended June 30, 2006, are $1.5 million and $0.9 million lower, respectively, than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the six months ended June 30, 2006 are $0.10 lower than if the Company had continued to account for share-based compensation under Opinion 25.

The Incentive Stock Plan (“Plan”), provides for the issuance of incentive compensation to non-employee directors, officers and key employees in the form of stock options, stock performance rights, stock purchase agreements and stock awards. As of December 31, 2005, 493,859 shares of common stock were available for issuance under the Plan.

In the second quarter of 2006, a total of 4,774 common stock awards were issued to non-employee directors.

Stock Options

The following is a summary of the activity in the Company’s stock options during the three and six months ended June 30, 2006:

	Average Option
	Exercise Price	# of Options

Outstanding December 31, 2005	$22.83	37,200
Granted		---
Exercised	22.50	(2,800)
Forfeited		---
Cancelled		---

Outstanding March 31, 2006	$22.86	34,400

Granted		---
Exercised	22.50	(17,900)
Forfeited	22.50	(500)
Cancelled		---

Outstanding June 30, 2006	$23.27	16,000

	Weighted
	Average
Exercisable Options at:	Price	Option Shares

December 31, 2005	$22.83	37,200
June 30, 2006	$23.27	16,000

The aggregate intrinsic value for options outstanding and exercisable as of June 30, 2006 is $0.3 million. The aggregate intrinsic value for options exercised during the first six months of 2006 was $0.3 million.

As of June 30, 2006, the Company had the following outstanding options:

Exercise Price	$26.75	$22.44	$23.56

Options Outstanding	1,000	7,000	8,000
Weighted Average Exercise Price	$26.75	$22.44	$23.56
Weighted Average Remaining Life	1.9	3.1	3.9
Options Exercisable	1,000	7,000	8,000
Weighted Average Exercise Price	$26.75	$22.44	$23.56

As of December 31, 2005, all outstanding stock options were fully vested, and no remaining unrecognized compensations expense is to be recorded in 2006.

Stock Performance Rights

The Company grants SPRs pursuant to the Plan to selected executives and outside directors. These SPRs have exercise prices ranging from $38.67 to $41.55 per right granted in 2005 and $44.02 per right granted in 2006. These SPRs vest at 20% to 33% per year and entitle the recipient to receive a cash payment equal to the excess of the market value of the Company’s common stock over the SPR exercise price when the SPRs are surrendered.

Employees and non-employee directors who are retirement eligible, defined as age 65 or older, are permitted to retain their awards after retirement and exercise them during the remaining contractual life.

Grants of SPRs, with the retirement eligible provision, prior to the adoption of SFAS 123(R) will continue to be recognized as expense over the vesting period.

Grants of SPRs, with the retirement eligible provision, after the adoption of SFAS 123(R) on January 1, 2006 will be recognized as expense on the grant date. During the first six months of 2006 expense for these SPRs was $0.3 million.

As required by SFAS 123(R), the SPRs outstanding as of January 1, 2006 have been remeasured at fair value using the Black-Scholes valuation model. Compensation expense (included in selling, general and administrative expenses) for the SPRs in the three months ended June 30, 2006 was $0.3 million and for the first six months of 2006 was $1.5 million which included $0.6 million for the cumulative effect resulting from the adoption of SFAS 123(R).

The following is a summary of the activity in the Company’s SPRs during the three and six months ended June 30, 2006:

	Average SPR
	Exercise Price	# of SPRs

Outstanding December 31, 2005 (1)	$29.57	206,250
Granted		---
Exercised	26.91	(1,000)
Forfeited		---
Cancelled		---

Outstanding March 31, 2006 (2)	$29.59	205,250

Granted	44.02	35,000
Exercised	26.68	(4,050)
Forfeited		---
Cancelled		---

Outstanding June 30, 2006 (3)	$31.77	236,200

(1) Includes 128,180 SPRs vested at December 31, 2005 at a weighted average exercise price of $26.98 per share.
(2) Includes 127,180 SPRs vested at March 31, 2006 at a weighted average exercise price of $27.32 per share.
(3) Includes 135,730 SPRs vested at June 30, 2006 at a weighted average exercise price of $28.40 per share.

The aggregate intrinsic value of SPRs outstanding as of June 30, 2006 is $1.8 million. Unrecognized compensation cost related to non-vested SPRs was $1.7 million at June 30, 2006, which will be recognized over a weighted average period of 1.4 years.

Valuation Information

The Company estimated the fair value of SPRs using the Black-Scholes valuation model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. The weighted-average estimated value of SPRs outstanding as of June 30, 2006 was $14.88 per SPR using the Black-Scholes valuation model with the following assumptions:

June 30, 2006

Expected volatility	35.13% to 36.66%
Risk-free interest rate	5.10% to 5.15%
Expected term (in years)	2.2 to 6.0
Expected dividend yield	2.03%

In addition to the grants outstanding, there was an SPR grant delivered during the second quarter of 2006 with a Black-Scholes fair value of $12.80 as of June 30, 2006.

The Company based the calculation of expected volatility on the trailing 5 year historic volatility of the Company’s stock price, adjusted to reflect the expected term of each SPR grant. The Company based the risk-free interest rate on the U.S. Treasury yield curve in effect at June 30, 2006, adjusted to reflect the expected term of each SPR grant.

H) Loss on Sale of Equipment

In the second quarter of 2006, the Company incurred a loss of $0.8 million ($0.5 million, net of tax) on the sale of equipment related to the Company’s decision to outsource the manufacturing of a product line in the Company’s OEM business. Net book value for the disposed equipment totaled $1.0 million.

I) Legal Proceedings

In December, 2005, the FBI executed a search warrant for records at the Company’s offices and informed the Company that it was conducting an investigation as to whether any of the Company’s representatives improperly provided gifts or awards to purchasing agents (including government purchasing agents) through the Company’s customer loyalty programs. The U.S. Attorney’s office for the Northern District of Illinois subsequently issued a subpoena for documents in connection with this investigation. The Company’s internal investigation regarding these matters has consisted of a review of the Company’s records and interviews with Company employees and independent agents and is not complete. In conjunction with the Company’s internal investigation, several customer loyalty programs have been terminated because the Company believes that these programs provided or had the potential of providing promotional considerations, such as gifts and awards, to purchasing agents that the Company has deemed inappropriate. The Company has modified another customer loyalty program to limit the amount and nature of customer gifts distributed under the program. In addition, the Company has terminated one sales employee and fifteen independent agents in connection with its investigation. The Company is cooperating with the ongoing investigation of the U.S. Attorney, however, the Company cannot predict when the investigation will be completed or what the outcome or the effect of the investigation will be. The outcome of the investigation could result in criminal sanctions or civil remedies against the Company, including material fines, injunctions or the loss of the Company’s ability to conduct business with governmental entities. See “Item 1A. Risk Factors” for additional information.

J) Segment Reporting

The Company has two reportable segments: Maintenance, Repair and Replacement distribution in North America (MRO), and Original Equipment Manufacturer distribution and manufacturing in North America (OEM).

The Company’s MRO distribution segment distributes a wide range of MRO parts to repair and maintenance organizations primarily through the Company’s force of independent field sales agents, as well as inside sales personnel. The MRO segment includes Rutland Tool and Supply Co. (“Rutland”) acquired by the Company in December 2005.

The Company’s OEM segment manufactures and distributes component parts to OEM manufacturers through a network of independent manufacturers’ representatives as well as internal sales personnel.

The Company’s reportable segments are distinguished by the nature of products, types of customers, and manner of servicing customers.

The Company evaluates performance and allocates resources to reportable segments primarily based on operating income.

Financial information for the Company’s reportable segments consisted of the following:

	Three Months Ended June 30

In thousands	2006	2005

Net sales
MRO	$ 108,059	$ 91,010
OEM	22,931	20,947

Consolidated total	$ 130,990	$ 111,957

Operating income
MRO	$ 4,471	$ 7,905
OEM	629	1,447

Consolidated total	$ 5,100	$ 9,352

The reconciliation of segment profit to consolidated income from continuing operations before income taxes and cumulative effect of accounting change consisted of the following:

	Three Months Ended June 30

In thousands	2006	2005

Total operating income from continuing operations from reportable segments	$ 5,100	$ 9,352
Investment and other income	422	431
Interest expense	---	(6)

Income from continuing operations before income taxes and cumulative effect of accounting change	$ 5,522	$ 9,777

	Six Months Ended June 30

In thousands	2006	2005

Net sales
MRO	$ 216,307	$ 177,558
OEM-US	46,558	40,057

Consolidated total	$ 262,865	$ 217,615

Operating income
MRO	$ 11,323	$ 15,519
OEM	2,081	2,490

Consolidated total	$ 13,404	$ 18,009

The reconciliation of segment profit to consolidated income from continuing operations before income taxes and cumulative effect of accounting change consisted of the following:

	Six Months Ended June 30

In thousands	2006	2005

Total operating income from continuing operations from reportable segments	$ 13,404	$ 18,009
Investment and other income	981	506
Interest expense	---	(6)

Income from continuing operations before income taxes and cumulative effect of accounting change	$ 14,385	$ 18,509

Asset information for continuing operations related to the Company’s reportable segments consisted of the following:

In thousands	June 30, 2006	December 31, 2005

Total assets
MRO	$ 206,908	$ 208,333
OEM	48,540	50,302

Total for reportable segments	255,448	258,635
Corporate	20,950	19,124

Consolidated total	$ 276,398	$ 277,759

At June 30, 2006 and December 31, 2005, the carrying value of goodwill within each reportable segment was as follows (in thousands):

MRO	$ 25,748
OEM	2,251

Consolidated total	$ 27,999

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Lawson Products, Inc.

We have reviewed the condensed consolidated balance sheet of Lawson Products, Inc. and subsidiaries as of June 30, 2006 and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2006 and 2005, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management.

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

Chicago, Illinois

July 31, 2006

Safe Harbor” Statement under the Securities Litigation Reform Act of 1995: This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms “may,” “should,” “could,” “anticipate,” “believe,” “continues”, “estimate,” “expect,” “intend,” “objective,” “plan,” “potential,” “project” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions or beliefs and are subject to a number of factors, assumptions and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include the impact of governmental investigations, such as the investigation by the U.S. Attorney's office for the Northern District of Illinois; excess and obsolete inventory; disruptions of the company's information systems; risks of rescheduled or cancelled orders; increases in commodity prices; the influence of controlling stockholders; competition and competitive pricing pressures; the effect of general economic conditions and market conditions in the markets and industries the company serves; the risks of war, terrorism, and similar hostilities; and, all of the factors discussed in the Company's "Risk Factors" set forth in its Annual Report on Form 10-K for the year ended December 31, 2005.

The Company undertakes no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events or otherwise.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Quarter ended June 30, 2006 compared to Quarter ended June 30, 2005

The following table presents a summary of the Company’s financial performance for the second quarter of 2006 and 2005:

		% of		% of
(Dollars in thousands)	2006	Net Sales	2005	Net Sales

Net sales	$130,990	100.0	$111,957	100.0
Cost of goods sold	53,729	41.0	42,552	38.0

Gross profit	77,261	59.0	69,405	62.0

Operating expenses	71,355	54.5	60,053	53.6
Loss on sale of equipment	806	0.6	---	---

Operating income	5,100	3.9	9,352	8.4
Other	422	0.3	425	0.3

Income from continuing operations before income
taxes	5,522	4.2	9,777	8.7
Income tax expense	2,273	1.7	3,930	3.5

Income from continuing operations	3,249	2.5	5,847	5.2
Loss from discontinued operations	(44)	(0.0)	(239)	(0.2)

Net income	$3,205	2.4	$5,608	5.0

NET SALES AND GROSS PROFIT

Consolidated net sales for the three-month period ended June 30, 2006 increased 17.0% to $131.0 million, from $112.0 million in the same period of 2005.

The following table presents the Company’s net sales results for its MRO and OEM businesses for the second quarter of 2006 and 2005:

(Dollars in millions)	2006	2005

MRO	$108.1	$ 91.0
OEM	22.9	21.0

Net sales	$131.0	$112.0

MRO net sales increased $17.1 million in the second quarter of 2006, to $108.1 million from $91.0 million in the prior year period, including $14.5 million of sales from its subsidiary Rutland Tool and Supply Co., which was acquired by the Company in December 2005. The $2.6 million sales increase for other MRO businesses was driven primarily by improved penetration of existing customers through new product introductions, as well as a $0.5 million favorable impact of foreign exchange fluctuations related to sales in Canada.

OEM net sales increased $1.9 million in the second quarter of 2006, to $22.9 million from $21.0 million in the prior year period. Sales in the U.S. accounted for substantially all of the increase in net sales and were primarily attributable to the addition of new customers and improved penetration of existing customers.

Consolidated gross profit margins for the quarters ended June 30, 2006 and 2005 were 59.0% and 62.0%, respectively, and second quarter 2006 gross profit margins were lower than the prior year in both the MRO segment and OEM segments. MRO segment gross profit margins decreased from 70.0% in the second quarter 2005 to 66.4% in the comparable quarter of 2006. The primary driver of the MRO gross profit margin decline was the change in sales mix related to the Rutland business acquired in December 2005, which resulted in a 500 basis point decline in MRO gross profit margin. The gross profit margins for other MRO businesses improved 140 basis points to 71.4% from 70.0% in the prior year period as a result of product cost management and global sourcing initiatives, as well as price increases that were implemented in the second half of 2005 and early 2006. OEM segment gross profit margins declined to 23.9% in the second quarter 2006, 310 basis points lower than the prior period’s 27.0%. The Company’s global sourcing and pricing management efforts for the OEM segment were offset by price competition in the U.S. and Mexico markets. In addition, the Company’s initiatives to increase sales and improve customer retention, resulted in sales volume gains but lower OEM segment gross profit margins in the second quarter of 2006 compared to the prior year period.

SELLING, GENERAL AND ADMINISTRATIVE (“SG&A”) EXPENSES

SG&A expenses were $71.4 million and $60.1 million for the quarters ended June 30, 2006 and 2005, respectively. Of the $11.3 million increase for the second quarter, approximately $4.3 million is attributable to the Rutland acquisition which closed in December 2005. Results from the prior year quarter did not reflect any SG&A expenses related to Rutland.

Of the remaining $7.0 million increase in SG&A expenses, approximately $1.2 million is due to higher variable selling expenses related to higher sales than the prior year period. The balance of $5.8 million in higher SG&A expenses is comprised of higher employee compensation costs ($2.7), higher technology infrastructure costs ($1.0), higher legal expenses ($1.0) and other operating expenses ($1.1). The $2.7 million increase in employee compensation includes $0.9 million associated with the Company’s annual and long-term performance based incentive plans, $0.9 million related to SPRs (including expense related to the adoption of SFAS No. 123(R)), as well as $0.9 million for various personnel additions, primarily in marketing and technology. The Company incurred legal expenses of $1.0 million in the quarter ended June 30, 2006 in connection with an ongoing investigation by the U.S. Attorney’s office for the Northern District of Illinois related to whether Company sales representatives provided improper gifts or awards to purchasing agents (including government purchasing agents) through the Company’s customer loyalty programs. The Company did not incur such legal costs in the prior year period. This investigation is ongoing and the Company expects to incur legal costs throughout the remainder of 2006 related to this matter. See Note I for additional information.

LOSS ON SALE OF EQUIPMENT

In the second quarter of 2006, the Company incurred a loss of $0.8 million ($0.5 million, net of tax) on the sale of equipment related to the Company’s decision to outsource the manufacturing of a product line in the Company’s OEM business. Net book value for the equipment totaled $1.0 million.

OPERATING INCOME

Operating income for the three-month period ended June 30, 2006 decreased to $5.1 million, from $9.4 million in the comparable period of 2005. This $4.3 million decrease in operating income is principally attributable to lower gross profit margins in the OEM business, a loss on the sale of equipment, and higher operating expenses that offset sales gains. The factors affecting these items were discussed above.

INVESTMENT AND OTHER INCOME

The following table presents investment and other income for the quarters ended June 30, 2006 and 2005:

(Dollars in millions)	2006	2005

Realized foreign exchange gains	$0.3	$0.4
Interest and other	0.1	---

	$0.4	$0.4

The realized foreign exchange gains in the second quarter of 2006 were related to payments of intercompany balances by the Company’s Canadian subsidiary.

PROVISION FOR INCOME TAXES

The effective tax rates for the three months ended June 30, 2006 and 2005 were 41.2% and 40.2%, respectively. The Company believes that its normalized effective tax rate is approximately 40%. This rate fluctuates based on the income tax rates in the various jurisdictions in which the Company operates, and based on the level of profits in those jurisdictions.

INCOME FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE

Income from continuing operations before cumulative effect of accounting change for the second quarter of 2006 decreased 44.4%, to $3.2 million ($0.36 per diluted share), compared to $5.8 million ($0.64 per diluted share) in the comparable period of 2005. The $2.6 million decrease is the result of lower operating income in the second quarter 2006 as discussed above.

LOSS FROM DISCONTINUED OPERATIONS

The loss from discontinued operations was less than $0.1 million for the second quarter of 2006 related to the wind-down of the Company’s UK business that was closed in 2005. For the second quarter of 2005, the loss from discontinued operations of $0.2 million reflects the impact of: (i) income of $0.2 million from the Company’s investment in Superior and Sedgwick Associates, a real estate partnership sold in 2005, and (ii) a loss of $0.4 million from the operations of the former UK subsidiary.

Six Months ended June 30, 2006 compared to Six Months ended June 30, 2005

The following table presents a summary of the Company’s financial performance for the first six months of 2006 and 2005:

		% of		% of
(Dollars in thousands)	2006	Net Sales	2005	Net Sales

Net sales	$262,865	100.0	$217,615	100.0
Cost of goods sold	108,807	41.4	83,049	38.2

Gross profit	154,058	58.6	134,566	61.8

Operating expenses	139,848	53.2	116,557	53.6
Loss on sale of equipment	806	0.3	---	---

Operating income	13,404	5.0	18,009	8.3
Other	981	0.4	500	0.2

Income from continuing operations before income
taxes and cumulative effect of accounting change	14,385	5.5	18,509	8.5
Income tax expense	5,819	2.2	7,452	3.4

Income from continuing operations
before cumulative effect of accounting change	8,566	3.3	11,057	5.1
Loss from discontinued operations	(12)	---	(493)	(0.2)
Income before cumulative effect of accounting change	8,554	3.3	10,564	4.9
Cumulative effect of accounting change	(361)	(0.1)	---	---

Net income	$8,193	3.1	$10,564	4.9

NET SALES AND GROSS PROFIT

Net sales for the six-month period ended June 30, 2006 increased 20.8% to $262.9 million, from $217.7 million in the same period of 2005.

The following table presents the Company’s net sales results for its MRO and OEM businesses for the first six months of 2006 and 2005:

(Dollars in millions)	2006	2005

MRO	$216.3	$177.6
OEM	46.6	40.1

Net Sales	$262.9	$217.7

MRO net sales increased $38.7 million, or 21.8% in the first six months of 2006 to $216.3 million from $177.6 million in the prior year period. This figure includes $29.5 million of sales from Rutland Tool and Supply Co., which was acquired by the Company in December 2005. The $9.2 million sales increase for other MRO businesses was driven primarily by improved penetration of existing customers through new product introductions.

OEM net sales increased $6.5 million in the first six months of 2006, to $46.6 million from $40.1 million in the prior year period. Sales in the U.S. accounted for substantially all of the increase in net sales and were primarily attributable to the addition of new customers and improved penetration of existing customers.

Consolidated gross profit margins for the six month periods ended June 30, 2006 and 2005 were 58.6% and 61.8%, respectively, and six month 2006 gross profit margins were lower than the prior year in both the MRO segment and OEM segment. MRO segment gross profit margins declined to 66.1% in the first six months of 2006 from 69.8% in the comparable period of 2005. The primary driver of the MRO gross profit margin decline was the change in sales mix related to the Rutland business acquired in December 2005, which resulted in a 500 basis point decline in MRO gross profit margin. Year to date 2006 gross profit margins for other MRO businesses improved 130 basis points to 71.1% from 69.8% in the prior year period as a result of product cost management and global sourcing initiatives, as well as price increases that were implemented in the second half of 2005 and early 2006. OEM segment gross profit margins declined to 23.8% in the first six months of 2006, 290 basis points lower than the prior period’s 26.7%. The Company’s global sourcing and pricing management efforts for the OEM segment were offset by price competition in the U.S. and Mexico markets. In addition, the Company’s initiatives to increase sales and improve customer retention, resulted in sales volume gains but lower OEM segment gross profit margins in the first six months of 2006 compared to the prior year period.

SELLING, GENERAL AND ADMINISTRATIVE (“SG&A”) EXPENSES

SG&A expenses were $139.9 million and $116.6 million for the six months ended June 30, 2006 and 2005, respectively. Of the $23.3 million increase for the first six months of 2006, approximately $8.5 million is attributable to the Rutland acquisition which closed in December 2005. The prior year period did not reflect any SG&A expenses related to Rutland.

Of the remaining $14.8 million increase in SG&A expenses, approximately $2.4 million is due to higher variable selling expenses related to higher sales than the prior year period. The remaining $12.4 million of higher SG&A expenses in the first six months of 2006 is primarily due to higher employee compensation costs ($7.2), technology infrastructure costs ($1.9), legal expenses ($2.0) and other operating expenses ($1.3). The $7.2 million increase in employee compensation costs includes $2.0 million associated with the Company’s annual and long-term performance based incentive plans, $2.3 million related to SPRs (including expense related to the adoption of SFAS No. 123(R)), as well as $2.9 million for various personnel additions, primarily in marketing and technology. The Company incurred legal expenses of $2.0 million in the first six months of 2006 in connection with an ongoing investigation by the U.S. Attorney’s office for the Northern District of Illinois related to whether Company sales representatives provided improper gifts or awards provided to purchasing agents (including government purchasing agents) through the Company’s customer loyalty programs. The Company did not incur such legal costs in the prior year period. See Note I for additional information.

LOSS ON SALE OF EQUIPMENT

In the second quarter of 2006, the Company incurred a loss of $0.8 million ($0.5 million, net of tax) on the sale equipment of related to the Company’s decision to outsource the manufacturing of a product line in the Company’s OEM business. Net book value for the equipment totaled $1.0 million.

OPERATING INCOME

Operating income for the six-month period ended June 30, 2006 was $13.4 million, compared to $18.0 million in the prior year-to-date period. The $4.6 million decrease in operating income over these periods is principally attributable to lower gross profit margins in the OEM business, a loss on the sale of equipment, and higher operating expenses that offset sales gains. The factors affecting these items were discussed above.

INVESTMENT AND OTHER INCOME

The following table presents investment and other income for the six months ended June 30, 2006 and 2005:

(Dollars in millions)	2006	2005

Realized foreign exchange gains	$0.7	$0.4
Interest and other	0.3	0.1

	$1.0	$0.5

The realized foreign exchange gains for the six months ended June 30, 2006 were related to payments of intercompany balances by the Company’s Canadian subsidiary.

PROVISION FOR INCOME TAXES

The effective tax rates for the six months ended June 30, 2006 and 2005 were 40.5% and 40.3%, respectively. The Company believes that its normalized effective tax rate is approximately 40%. This rate fluctuates based on the income tax rates in the various jurisdictions in which the Company operates, and based on the level of profits in those jurisdictions.

INCOME FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE

Income from continuing operations before cumulative effect of accounting change for the first six months of 2006 decreased 22.5%, to $8.6 million ($0.95 per diluted share), compared to $11.1 million ($1.20 per diluted share) in the comparable period of 2005. The $2.5 million decrease is the result of lower operating income in the first six months of 2006, partially offset by higher investment and other income.

LOSS FROM DISCONTINUED OPERATIONS

The loss from discontinued operations was less than $0.1 million for the first six months of 2006 related to the wind-down of the Company’s UK business that was closed in 2005. For the first six months of 2005, the loss from discontinued operations of $0.5 million reflects the impact of: (i) income of $0.4 million from the Company’s investment in Superior and Sedgwick Associates, a real estate partnership sold in 2005, and (ii) a loss of $0.9 million from the operations of the former UK subsidiary.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE

The $0.4 million cumulative accounting change represents the effect of adopting Financial Accounting Standards Board (FASB) Statement No. 123(R), “Share-Based Payment,” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” See Note G to the Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the six months ended June 30, 2006 was $0.7 million compared to net cash provided by operating activities of $3.4 million for the prior year period. In 2006, net cash provided by operating activities was impacted negatively by lower net income, higher inventories in order to support increased sales levels and lower accrued expenses. Net cash used in financing activities decreased by approximately $12.4 million primarily due to treasury stock purchases and payments of long term debt for the first six months of 2005 that were not repeated in 2006. Working capital at June 30, 2006 was $121.0 million as compared to $115.5 million at December 31, 2005. At June 30, 2006 the current ratio was 3.8 to 1 as compared to 3.2 to 1 at December 31, 2005.

Additions to property, plant and equipment were $2.3 million for the six months ended June 30, 2006 and 2005. Capital expenditures in 2005 and 2006 were principally related to software development and the purchase of machinery and equipment. The Company expects to spend approximately $12.0 million for capital expenditures in 2006.

In the second quarter of 2006 and 2005, the Company announced a cash dividend of $0.20 per share on common shares. The second quarter 2006 cash dividend was paid July 17, 2006.

No common stock was purchased by the Company in the first six months of 2006. During the first six months of 2005, the Company purchased 248,614 shares of its common stock at a cost of approximately $11,196,000.

Net cash provided by operating activities, current cash and cash equivalents and the $75 million unsecured revolving line of credit are expected to be sufficient to finance the Company’s future growth, cash dividends, capital expenditures and potential authorized share repurchases for the next 12 months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk at June 30, 2006 from that reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding financial disclosures. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2006 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Items 2, 3, and 5 are inapplicable and have been omitted from this report.

Item 1. Legal Proceedings

In December, 2005, the FBI executed a search warrant for records at the Company’s offices and informed the Company that it was conducting an investigation as to whether any of the Company’s representatives improperly provided gifts or awards to purchasing agents (including government purchasing agents) through the Company’s customer loyalty programs. The U.S. Attorney’s office for the Northern District of Illinois subsequently issued a subpoena for documents in connection with this investigation. The Company’s internal investigation regarding these matters has consisted of a review of the Company’s records and interviews with Company employees and independent agents and is not complete. In conjunction with the Company’s internal investigation, several customer loyalty programs have been terminated because the Company believes that these programs provided or had the potential of providing promotional considerations, such as gifts and awards, to purchasing agents that the Company has deemed inappropriate. The Company has modified another customer loyalty program to limit the amount and nature of customer gifts distributed under the program. In addition, the Company has terminated one sales employee and fifteen independent agents in connection with its investigation. The Company is cooperating with the ongoing investigation of the U.S. Attorney, however, the Company cannot predict when the investigation will be completed or what the outcome or the effect of the investigation will be. The outcome of the investigation could result in criminal sanctions or civil remedies against the Company, including material fines, injunctions or the loss of the Company’s ability to conduct business with governmental entities. See “Item 1A Risk Factors” for additional information.

Item 1A. Risk Factors

If the Company is unable to successfully conclude the pending governmental investigation of the Company, the Company’s business, financial condition, results of operations and stock price could be adversely affected.

In December 2005, the Federal Bureau of Investigation executed a search warrant for records at the Company’s offices and informed the Company that it was conducting an investigation as to whether any of the Company’s representatives improperly provided gifts or awards to purchasing agents (including government purchasing agents) through the Company’s customer loyalty programs. The U.S. Attorney’s office for the Northern District of Illinois subsequently issued a subpoena for documents in connection with this investigation. The Company’s internal investigation regarding these matters has consisted of a review of the Company’s records and interviews with Company employees and independent agents and is not complete. In conjunction with the Company’s own internal investigation regarding these matters, several customer loyalty programs have been terminated because the Company believes that these programs provided or had the potential of providing promotional considerations, such as gifts and awards, to purchasing agents that the Company has deemed inappropriate. The Company has modified another customer loyalty program to limit the amount and nature of customer gifts distributed under the program. In addition, the Company has terminated one sales employee and fifteen independent agents in connection with its investigation. The Company is cooperating with the ongoing investigation of the U.S. Attorney, however, the Company cannot predict when the investigation will be completed or what the outcome or the effect of the investigation will be. The outcome of the investigation could result in criminal sanctions or civil remedies against the Company, including material fines, injunctions or the loss of the Company’s ability to conduct business with governmental entities. Any such adverse outcome could materially adversely affect the Company’s financial condition or results of operations and the trading price of the Company’s common stock. In addition, any adverse publicity related to this action may harm the Company’s reputation and impair its ability to attract and retain customers and employees.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of stockholders of Lawson Products, Inc. was held on May 9, 2006.

(b)	Pursuant to Instruction 3 to Item 4, no response is required to this item.

(c)

At the Annual Meeting conducted on May 9, 2006, the stockholders voted on the election of directors and to ratify the appointment of Ernst & Young LLP as the independent registered public accounting firm of Lawson Products, Inc. for the fiscal year ending December 31, 2006. A summary of the votes is as follows:

Name	For	Withheld Authority

James T. Brophy	8,333,802	28,904
Thomas S. Postek	8,335,961	26,745
Mitchell H. Saranow	8,234,235	128,471

Messers. Hillman, S. Port and Washlow continue to serve as directors of the Company for terms ending in 2007 and Messers. R. Port, Rettig and Smelcer continue to serve as directors of the Company for terms ending in 2008.

	For	Against	Abstain
Ratify the appointment of Ernst & Young LLP	8,337,761	23,354	1,591

  Item 6. Exhibits

15	Letter from Ernst & Young LLP Regarding Unaudited Interim Financial Information
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAWSON PRODUCTS, INC.
(Registrant)

Date: August 9, 2006	/s/ Robert J. Washlow

Robert J. Washlow
Chief Executive Officer and Chairman of the Board

Date: August 9, 2006	/s/ Scott F. Stephens

Scott F. Stephens
Chief Financial Officer