Form 10-Q
period 2006-09-30
LAWSON PRODUCTS INC/NEW/DE/
filed 2006-11-09
CIK 703604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

----------------------------------

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

As of October 31, 2006, 8,511,022 shares of common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LAWSON PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Amounts in thousands, except share data)	2006	2005

	(UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents	$20,142	$15,467
Accounts receivable, less allowance for doubtful accounts	62,673	60,102
Inventories	84,727	79,125
Miscellaneous receivables and prepaid expenses	5,862	10,958
Deferred income taxes	3,097	3,115
Discontinued current assets	603	1,462

Total Current Assets	177,104	170,229

Property, plant and equipment, less
allowances for depreciation and amortization	42,265	45,662
Deferred income taxes	18,533	16,009
Goodwill, less accumulated amortization	27,999	27,999
Other assets	21,143	19,322
Discontinued non-current assets	3	3

Total Assets	$287,047	$279,224

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$10,559	$9,380
Accrued expenses and other liabilities	38,844	41,495
Income taxes	1,668	---
Discontinued current liabilities	827	1,668

Total Current Liabilities	51,898	52,543

Accrued liability under security bonus plans	25,002	23,866
Other	18,090	17,390

	43,092	41,256

Stockholders' Equity:
Preferred Stock, $1 par value:
Authorized - 500,000 shares
Issued and outstanding - None	---	---
Common Stock, $1 par value:
Authorized - 35,000,000 shares
Issued and outstanding-(2006-8,997,515
shares; 2005-8,972,041 shares)	8,998	8,972

Capital in excess of par value	4,787	4,137

Retained earnings	178,542	172,668

Accumulated other comprehensive loss	(270)	(352)

Total Stockholders' Equity	192,057	185,425

Total Liabilities and Stockholders' Equity	$287,047	$279,224

See notes to condensed consolidated financial statements.

LAWSON PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

Net sales	$129,125	$116,965	$391,990	$334,580
Cost of goods sold	5,194	42,884	161,001	125,933

Gross profit	76,931	74,081	230,989	208,647

Selling, general and administrative expenses	71,311	62,966	211,159	179,523
Loss on sale of equipment	---	---	806	---

Operating income	5,620	11,115	19,024	29,124

Investment and other income	223	102	1,204	608
Interest expense	---	(1)	---	(7)

Income from continuing operations before income taxes and cumulative effect of accounting change	5,843	11,216	20,228	29,725

Provision for income taxes	2,768	4,338	8,587	11,790

Income from continuing operations before cumulative effect of accounting change	3,075	6,878	11,641	17,935

Loss from discontinued operations, net of income taxes	---	(288)	(12)	(781)

Income before cumulative effect of accounting change	3,075	6,590	11,629	17,154

Cumulative effect of accounting change, net of income taxes	---	---	(361)	---

Net income	$3,075	$6,590	$11,268	$17,154

Basic Income (Loss) per share of common stock:
Continuing operations before cumulative effect of accounting change	$0.34	$0.76	$1.30	$1.90
Discontinued operations	---	(0.03)	---	(0.08)

Cumulative effect of accounting change	---	---	(0.04)	---

Cumulative effect of accounting change	---	---	(0.04)	---

	$0.34	$0.73	$1.25	$1.82

Diluted Income (Loss) per share of common stock:
Continuing operations before cumulative effect of accounting change	$0.34	$0.76	$1.29	$1.89
Discontinued operations	-----	(0.03)	---	(0.08)
Cumulative effect of accounting change	---	---	(0.04)	---

	$0.34	$0.73	$1.25	$1.81

Cash dividends declared per share of common stock	$0.20	$0.20	$0.60	$0.60

Weighted average shares outstanding:
Basic	8,998	9,018	8,987	9,440

Diluted	9,004	9,035	8,993	9,468

See notes to condensed consolidated financial statements.

LAWSON PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Amounts in thousands)

	Nine Months Ended
	September 30,
	2006		2005

Operating activities:
Net income	$11,268		$17,154
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	6,196		5,018
Changes in operating assets and liabilities	(6,200)		(16,936)
Other	666		4,040

Net Cash Provided by Operating Activities	11,930		9,276

Investing activities:
Additions to property, plant and equipment	(3,593)		(4,491)
Other	356		---

Net Cash Used in Investing Activities	(3,237)		(4,491)

Financing activities:
Purchases of treasury stock	---		(12,897)
Payments on long term debt	---		(1,169)
Dividends paid	(5,389)		(5,440)
Other	676		392

Net Cash Used in Financing Activities	(4,713)		(19,114)

Increase (Decrease) in Cash and Cash Equivalents	3,980		(14,329)

Cash and Cash Equivalents at Beginning of Period	16,297	(a)	28,872

Cash and Cash Equivalents at End of Period	20,277	14,543
Cash Held by Discontinued Operations	(135)	(710)

Cash and Cash Equivalents Held by Continuing Operations at End of Period	$20,142	$13,833

(a) Includes $830 of cash and cash equivalents from discontinued operations

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

A) Basis of Presentation and Summary of Critical Accounting Policies

As contemplated by the Securities and Exchange Commission, the accompanying consolidated financial statements and footnotes have been condensed and therefore, do not contain all disclosures required by generally accepted accounting principles. Reference should be made to Lawson Products, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2005. The Condensed Consolidated Balance Sheet as of September 30, 2006, the Condensed Consolidated Statements of Income for the three and nine month periods ended September 30, 2006 and 2005 and the Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2006 and 2005 are unaudited. In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) have been made, which are necessary to present fairly the results of operations for the interim periods. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Stock-based compensation expense recognized in the Consolidated Statement of Income for the first nine months of fiscal 2006 is based on awards ultimately expected to vest, reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred. Judgment is required in estimating the amount of share-based awards that are expected to be forfeited. If actual forfeitures differ significantly from these estimates, stock-based compensation expense and the results of operations could be materially impacted.

Compensation expense for all stock-based compensation awards, including stock performance rights (“SPRs”) granted on or prior to January 1, 2006 will be recognized using the straight-line amortization method. Under the terms of the plan, employees and non-employee directors, who are retirement eligible, defined as age 65 or older, are permitted to retain their awards after retirement and exercise them during the remaining contractual life. Grants of share-based awards, with the retirement eligible provision, prior to the adoption of SFAS 123(R) will continue to be recognized as expense over the stated vesting period. Grants of share-based payments to employees and non-employee directors, after the adoption of SFAS 123(R) on January 1, 2006 will be recognized as expense over the requisite service period as determined by each individual grantee’s age at the time of grant. During the first nine months of 2006, the effect of this change in accounting policy on expense for SPRs granted in 2006 was $0.3 million.

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

B) Comprehensive Income

Comprehensive income (in thousands) was $3,104 and $6,966 for the third quarters of 2006 and 2005, respectively. Comprehensive income includes foreign currency translation adjustments, net of related income tax of $29 and $376 for the three months ended September 30, 2006 and 2005, respectively.

For the nine month periods ended September 30, 2006 and 2005, comprehensive income (in thousands) was $11,350 and $16,688, respectively. Comprehensive income (loss) includes foreign currency translation adjustments, net of related income tax of $82 and $(466) for the nine months ended September 30, 2006 and 2005, respectively.

C) Earnings Per Share

The calculation of dilutive weighted average shares outstanding for the three and nine months ended September 30, 2006 and 2005 are as follows (in thousands):

	Three months ended September 30
	2006	2005

Basic weighted average shares outstanding	8,998	9,018
Dilutive impact of options outstanding	6	17

Dilutive weighted average shares outstanding	9,004	9,035

	Nine months ended September 30
	2006	2005

Basic weighted average shares outstanding	8,987	9,440

Dilutive impact of options outstanding	6	28

Dilutive weighted average shares outstanding	8,993	9,468

D) Revolving Line of Credit

The revolving line of credit has a maximum borrowing capacity of $75 million and a maturity date of March 27, 2009. The revolving line of credit carries a floating interest rate of prime minus 150 basis points or LIBOR plus 75 basis points, at the Company’s option. Interest is payable quarterly on prime rate borrowings and at contract expirations for LIBOR borrowings. The line of credit contains certain financial covenants regarding interest coverage, minimum stockholders’ equity and working capital, all of which the Company was in compliance with at September 30, 2006. The Company had no borrowings under the line at September 30, 2006 and December 31, 2005.

E) Reserve for Severance

The table below shows an analysis of the Company’s reserves for severance and related payments, included in selling, general and administrative expenses, for the first nine months of 2006 and 2005:

In thousands	2006	2005

Balance at beginning of year	$ 216	$ 1,042
Charged to earnings	760	---
Cash paid	(148)	(686)
Adjustment to reserves	(153)	---

Balance at September 30	$ 675	$ 356

In the third quarter of 2006 the Company recorded one-time severance benefits of $0.8 related to the termination of employees in connection with the Company’s process improvement initiatives. These initiatives include a streamlined distribution process and upgraded information systems to improve efficiencies.

The severance costs are primarily related to the Maintenance, Repair and Replacement distribution in North America (MRO) segment. The Company estimates the severance costs for 2006 will be approximately $0.9 million.

F) Intangible Assets

Intangible assets subject to amortization, included within other assets, were as follows (in thousands):

September 30, 2006
	Gross Balance	Accumulated Amortization	Net Carrying Amount

Trademarks and tradenames	$ 1,000	$ 275	$ 725
Non-compete covenant	1,000	150	850

	$ 2,000	$ 425	$ 1,575

December 31, 2005
	Gross Balance	Accumulated Amortization	Net Carrying Amount

Trademarks and tradenames	$ 1,000	$ 237	$ 763
Non-compete covenant	1,000	---	1,000

	$ 2,000	$ 237	$ 1,763

Trademarks and tradenames are being amortized over 15 years. The non-compete covenant is being amortized over 5 years. Amortization expense for intangible assets is expected to be $250,000 for 2006 and for each of the next four years.

G) Stock-Based Compensation

As of January 1, 2006 the Company has adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the recognition of compensation expense related to the fair value of our stock-based compensation awards. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) as of January 1, 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

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

For the three and nine months ended September 30, 2005, the Company complied with FASB Statement No.148, “Accounting for Stock Based Compensation – Transition and Disclosure,” which required interim disclosure to show the effect on net income and net income per share as required by FASB Statement No. 123, “Accounting for Stock-Based Compensation.” For the nine months ended September 30, 2005, no fair value expense was reported for options as they were fully vested at December 31, 2004. As a result, there was no pro forma expense reported under the fair value method.

As a result of adopting Statement 123(R) on January 1, 2006, the Company’s income before income taxes including cumulative effect of accounting change and net income for the three months ended September 30, 2006 are $0.5 million and $0.3 million lower, respectively, than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the three months ended September 30, 2006 are $0.03 lower than if the Company had continued to account for share-based compensation under Opinion 25. The Company’s income before income taxes including cumulative effect of accounting change and net income for the nine months ended September 30, 2006, are $1.9 million and $1.1 million lower, respectively, than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the nine months ended September 30, 2006 are $0.12 lower than if the Company had continued to account for share-based compensation under Opinion 25.

The Incentive Stock Plan (“Plan”), provides for the issuance of incentive compensation to non-employee directors, officers and key employees in the form of stock options, stock performance rights, stock purchase agreements and stock awards. As of December 31, 2005, 493,859 shares of common stock were available for issuance under the Plan.

Stock Options

The following is a summary of the activity in the Company’s stock options during the nine months ended September 30, 2006:

	Average Option
	Exercise Price	# of Options

Outstanding December 31, 2005	$22.83	37,200
Granted		---
Exercised	22.50	(2,800)
Forfeited		---
Cancelled		---

Outstanding March 31, 2006	$22.86	34,400

Granted		---
Exercised	22.50	(17,900)
Forfeited	22.50	(500)
Cancelled		---

Outstanding June 30, 2006	$23.27	16,000

Granted		---
Exercised		---
Forfeited		---

Cancelled		---

Outstanding September 30, 2006	$23.27	16,000

	Average
Exercisable Options at:	Price	Option Shares

December 31, 2005	$22.83	37,200
September 30, 2006	$23.27	16,000

The aggregate intrinsic value for options outstanding and exercisable as of September 30, 2006 is $0.3 million.

The aggregate intrinsic value for options exercised during the first nine months of 2006 was $0.3 million.

As of September 30, 2006, the Company had the following outstanding options:

Exercise Price	$2.75	$22.44	$23.56

Options Outstanding	1,000	7,000	8,000
Weighted Average Exercise Price	$26.75	$22.44	$23.56
Weighted Average Remaining Life	1.6	2.9	3.6
Options Exercisable	1,000	7,000	8,000
Weighted Average Exercise Price	$26.75	$22.44	$23.56

As of December 31, 2004, all outstanding stock options were fully vested, and no remaining unrecognized compensations expense is to be recorded in 2006.

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

Grants of SPRs, with the retirement eligible provision, after the adoption of SFAS 123(R) on January 1, 2006 will be recognized as expense on the grant date. During the first nine months of 2006 expense for these SPRs was $0.3 million.

As required by SFAS 123(R), the SPRs outstanding as of January 1, 2006 have been remeasured at fair value using the Black-Scholes valuation model. Compensation expense (included in selling, general and administrative expenses) for the SPRs in the three months ended September 30, 2006 was $0.5 million and for the first nine months of 2006 was $1.9 million which included $0.6 million for the cumulative effect resulting from the adoption of SFAS 123(R).

The following is a summary of the activity in the Company’s SPRs during the nine months ended September 30, 2006:

	Average SPR
	Exercise Price	# of SPRs

Outstanding December 31, 2005 (1)	$29.57	206,250
Granted		---
Exercised	26.91	(1,000)
Forfeited		---
Cancelled		---

Outstanding March 31, 2006 (2)	$29.59	205,250

Granted	44.02	35,000
Exercised	26.68	(4,050)
Forfeited		---
Cancelled		---

Outstanding June 30, 2006 (3)	$31.77	236,200

Granted		---
Exercised	26.85	(6,800)
Forfeited		---
Cancelled		---

Outstanding September 30, 2006 (4)	$31.92	229,400

(1) Includes 128,180 SPRs vested at December 31, 2005 at a weighted average exercise price of $26.98 per share.
(2) Includes 127,180 SPRs vested at March 31, 2006 at a weighted average exercise price of $27.32 per share.
(3) Includes 135,730 SPRs vested at June 30, 2006 at a weighted average exercise price of $28.40 per share.
(4) Includes 131,730 SPRs vested at September 30, 2006 at a weighted average exercise price of $28.45 per share.

The aggregate intrinsic value of SPRs outstanding as of September 30, 2006 is $1.7 million. Unrecognized compensation cost related to non-vested SPRs was $0.7 million at September 30, 2006, which will be recognized over a weighted average period of 1.3 years.

Valuation Information

The Company estimated the fair value of SPRs using the Black-Scholes valuation model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. The weighted-average estimated value of SPRs outstanding as of September 30, 2006 was $16.59 per SPR using the Black-Scholes valuation model with the following assumptions:

September 30, 2006

Expected volatility	35.67% to 37.87%
Risk-free interest rate	4.59% to 4.70%
Expected term (in years)	2.1 to 5.7
Expected dividend yield	1.91%

The Company based the calculation of expected volatility on the historic volatility of the Company’s stock price, adjusted to reflect the expected term of each SPR grant. The Company based the risk-free interest rate on the U.S. Treasury yield curve in effect at September 30, 2006, adjusted to reflect the expected term of each SPR grant.

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

The Company evaluates performance and allocates resources to reportable segments primarily based on operating income.

Financial information for the Company’s reportable segments consisted of the following:

	Three Months Ended September 30

In thousands	2006	2005

Net sales
MRO	$ 106,043	$ 95,849
OEM	23,082	21,116

Consolidated total	$ 129,125	$ 116,965

Operating income
MRO	$ 4,792	$ 10,167
OEM	828	948

Consolidated total	$ 5,620	$ 11,115

The reconciliation of segment profit to consolidated income from continuing operations before income taxes and cumulative effect of accounting change consisted of the following:

	Three Months Ended September 30

In thousands	2006	2005

Total operating income from continuing operations from reportable segments	$ 5,620	$ 11,115
Investment and other income	223	102
Interest expense	---	(1)

Income from continuing operations before income taxes and cumulative effect of accounting change	$ 5,843	$ 11,216

	Nine Months Ended September 30

In thousands	2006	2005

Net sales
MRO	$ 322,350	$ 273,407
OEM	69,640	61,173

Consolidated total	$ 391,990	$ 334,580

Operating income
MRO	$ 16,115	$ 25,686
OEM	2,909	3,438

Consolidated total	$ 19,024	$ 29,124

The reconciliation of segment profit to consolidated income from continuing operations before income taxes and cumulative effect of accounting change consisted of the following:

	Nine Months Ended September 30

In thousands	2006	2005

Total operating income from continuing operations from reportable segments	$ 19,024	$ 29,124
Investment and other income	1,204	608
Interest expense	---	(7)

Income from continuing operations before income taxes and cumulative effect of accounting change	$ 20,228	$ 29,725

Asset information for continuing operations related to the Company’s reportable segments consisted of the following:

In thousands	September 30, 2006	December 31, 2005

Total assets
MRO	$ 212,702	$ 208,333
OEM	52,109	50,302

Total for reportable segments	264,811	258,635
Corporate	21,630	19,124

Consolidated total	$ 286,441	$ 277,759

At September 30, 2006 and December 31, 2005, the carrying value of goodwill within each reportable segment was as follows (in thousands):

MRO	$ 25,748
OEM	2,251

Consolidated total	$ 27,999

K) Subsequent Event

On October 12, 2006 the Company announced the final results of its modified “Dutch Auction” tender offer to purchase up to 1,000,000 shares of its outstanding common stock at a price not less than $37.50 and not greater than $43.00 per share, which expired at midnight, New York City time, on October 5, 2006. Based on the final count by the depositary for the tender offer, 486,493 shares of common stock, including shares that were tendered through notice of guaranteed delivery, were properly tendered and not withdrawn at or below $43.00 per share. These tendered shares represent 5.4% of the shares outstanding as of October 11, 2006. The Company accepted for purchase 486,493 shares in the tender offer at the price of $43.00 per share. The tendered shares were paid for through $13.0 million of funding from the Company’s revolving credit line and $7.9 million cash from operations. The tendered shares were retired by the Company.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Lawson Products, Inc.

We have reviewed the condensed consolidated balance sheet of Lawson Products, Inc. and subsidiaries as of September 30, 2006 and the related condensed consolidated statements of income for the three and nine month periods ended September 30, 2006 and 2005 and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management.

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

Chicago, Illinois

November 3, 2006

Safe Harbor” Statement under the Securities Litigation Reform Act of 1995: This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms “may,” “should,” “could,” “anticipate,” “believe,” “continues”, “estimate,” “expect,” “intend,” “objective,” “plan,” “potential,” “project” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions or beliefs and are subject to a number of factors, assumptions and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include the impact of governmental investigations, such as the investigation by the U.S. Attorney's office for the Northern District of Illinois; excess and obsolete inventory; disruptions of the company's information systems; risks of rescheduled or cancelled orders; increases in commodity prices; the influence of controlling stockholders; competition and competitive pricing pressures; the effect of general economic conditions and market conditions in the markets and industries the company serves; the risks of war, terrorism, and similar hostilities; and, all of the factors discussed in the Company's "Risk Factors" set forth in its Annual Report on Form 10-K for the year ended December 31, 2005, as updated in the Company’s Form 10-Q for the quarter ended June 30, 2006.

The Company undertakes no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events or otherwise.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Quarter ended September 30, 2006 compared to Quarter ended September 30, 2005

The following table presents a summary of the Company’s financial performance for the third quarter of 2006 and 2005:

		% of		% of
(Dollars in thousands)	2006	Net Sales	2005	Net Sales

Net sales	$129,125	100.0	$116,965	100.0
Cost of goods sold	52,194	40.4	42,884	36.7

Gross profit	76,931	59.6	74,081	63.3

Operating expenses	71,311	55.2	62,966	53.8

Operating income	5,620	4.4	11,115	9.5
Other	223	0.2	101	0.1

Income from continuing operations before income
taxes	5,843	4.5	11,216	9.6
Income tax expense	2,768	2.1	4,338	3.7

Income from continuing operations	3,075	2.4	6,878	5.9
Loss from discontinued operations	---	---	(288)	(0.2)

Net income	$3,075	2.4	$6,590	5.6

NET SALES AND GROSS PROFIT

Consolidated net sales for the three month period ended September 30, 2006 increased 10.4% to $129.1 million, from $117.0 million in the same period of 2005.

The following table presents the Company’s net sales results for its MRO and OEM segments for the third quarter of 2006 and 2005:

(Dollars in millions)	2006	2005

MRO	$106.0	$ 95.9
OEM	23.1	21.1

Net sales	$129.1	$117.0

MRO net sales increased $10.1 million in the third quarter of 2006, to $106.0 million from $95.9 million in the prior year period, including $13.4 million of sales from its subsidiary Rutland Tool and Supply Co., which was acquired by the Company in December 2005. The $3.3 million sales decrease for other MRO businesses was primarily a result of the termination of a number of independent sales representatives which occurred throughout 2006, which was net of a $0.5 million favorable impact of foreign exchange fluctuations related to sales in Canada.

OEM net sales increased $2.0 million in the third quarter of 2006, to $23.1 million from $21.1 million in the prior year period. Sales in the U.S. accounted for substantially all of the increase in net sales and were primarily attributable to the addition of new customers and improved penetration of existing customers.

Consolidated gross profit margins for the quarters ended September 30, 2006 and 2005 were 59.6% and 63.3%, respectively, and third quarter 2006 gross profit margins were lower than the prior year in both the MRO segment and OEM segment. MRO segment gross profit margins decreased from 71.8% in the third quarter 2005 to 67.3% in the comparable quarter of 2006. The primary driver of the MRO gross profit margin decline was the change in sales mix related to the Rutland business acquired in December 2005, which resulted in a 410 basis point decline in MRO gross profit margin. The gross profit margins for MRO businesses other than Rutland declined slightly to 71.4% from 71.8% in the prior year period as a result of sales mix. OEM segment gross profit margins declined to 24.2% in the third quarter 2006, from 24.7% in the prior year quarter. The Company’s global sourcing and pricing management efforts for the OEM segment were offset by price competition in the U.S. and Mexico markets. In addition, the Company’s initiatives to increase sales and improve customer retention in the OEM segment, resulted in sales volume gains but lower OEM segment gross profit margins in the third quarter of 2006 compared to the prior year period.

SELLING, GENERAL AND ADMINISTRATIVE (“SG&A”) EXPENSES

SG&A expenses were $71.3 million and $63.0 million for the quarters ended September 30, 2006 and 2005, respectively. Of the $8.3 million increase for the third quarter, approximately $4.8 million is attributable to the Rutland acquisition which closed in December 2005. Results from the prior year quarter did not reflect any SG&A expenses related to Rutland.

The remaining $3.5 million increase in SG&A expenses is primarily due to higher employee compensation costs ($3.3), higher technology infrastructure costs ($1.3), higher legal expenses ($0.5), partially offset by a decrease in variable selling expenses related to lower MRO sales compared to the prior year period ($1.1). The $3.3 million increase in employee compensation includes $0.6 million associated with the Company’s annual and long-term performance based incentive plans, $0.7 million related to SPRs, $0.8 million for severance cost related to the termination of employees in connection with the Company’s process improvement initiatives (see Note E), as well as $1.2 million for general wage increases and various personnel additions, primarily in marketing and technology. The Company incurred legal expenses of $0.5 million in the quarter ended September 30, 2006 in connection with an ongoing investigation by the U.S. Attorney’s office for the Northern District of Illinois related to whether Company sales representatives provided improper gifts or awards to purchasing agents (including government purchasing agents) through the Company’s customer loyalty programs. The Company did not incur such legal costs in the prior year period. This investigation is ongoing and the Company expects to incur legal costs throughout the remainder of 2006 related to this matter. See Note I for additional information.

OPERATING INCOME

Operating income for the three month period ended September 30, 2006 decreased to $5.6 million, from $11.1 million in the comparable period of 2005. This $5.5 million decrease in operating income is principally attributable to lower MRO sales (excluding Rutland), as well as higher overall SG&A expenses, including a severance charge for separated employees. The factors affecting these items were discussed above.

INVESTMENT AND OTHER INCOME

The following table presents investment and other income for the quarters ended September 30, 2006 and 2005:

(Dollars in millions)	2006	2005

Interest and other	0.2	0.1

	$0.2	$0.1

PROVISION FOR INCOME TAXES

The effective tax rates for the three months ended September 30, 2006 and 2005 were 47.4% and 38.7%, respectively. The increase in the third quarter 2006 effective tax rate is primarily due to higher state income taxes, resulting from California unitary tax obligations triggered by Rutland’s operations in 2006, as well as the finalization of the 2005 Illinois state income tax return which required additional tax due related to the 2005 sale of the Company’s investment in Superior and Sedgwick Associates, a real estate partnership. The company believes that its 2006 full year effective tax rate will approximate 42.0 percent. This rate fluctuates based on the income tax rates in the various jurisdictions in which the Company operates, and based on the level of profits in those jurisdictions.

INCOME FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE

Income from continuing operations before cumulative effect of accounting change for the third quarter of 2006 decreased 55.3%, to $3.1 million ($0.34 per diluted share), compared to $6.9 million ($0.76 per diluted share) in the comparable period of 2005. The $3.8 million decrease is the result of lower operating income in the third quarter 2006 as discussed above.

LOSS FROM DISCONTINUED OPERATIONS

For the third quarter of 2005, the loss from discontinued operations of $0.3 million reflects the impact of: (i) income of $0.2 million from the Company’s investment in Superior and Sedgwick Associates, a real estate partnership sold in 2005, and (ii) a loss of $0.5 million from the operations of the former UK subsidiary.

Nine Months ended September 30, 2006 compared to Nine Months ended September 30, 2005

The following table presents a summary of the Company’s financial performance for the first nine months of 2006 and 2005:

		% of		% of
(Dollars in thousands)	2006	Net Sales	2005	Net Sales

Net sales	$391,990	100.0	$334,580	100.0
Cost of goods sold	161,001	41.1	125,933	37.6

Gross profit	230,989	58.9	208,647	62.4

Operating expenses	211,159	53.9	179,523	53.7
Loss on sale of equipment	806	0.2	---	---

Operating income	19,024	4.9	29,124	8.7
Other	1,204	0.3	601	0.2

Income from continuing operations before income
taxes and cumulative effect of accounting change	20,228	5.2	29,725	8.9
Income tax expense	8,587	2.2	11,790	3.5

Income from continuing operations
before cumulative effect of accounting change	11,641	3.0	17,935	5.4
Loss from discontinued operations	(12)	(0.0)	(781)	(0.2)

Income before cumulative effect of accounting change	11,629	3.0	17,154	5.1
Cumulative effect of accounting change	(361)	(0.1)	---	---

Net income	$11,268	2.9	$17,154	5.1

NET SALES AND GROSS PROFIT

Net sales for the nine month period ended September 30, 2006 increased 17.2% to $392.0 million, from $334.6 million in the same period of 2005.

The following table presents the Company’s net sales results for its MRO and OEM segments for the first nine months of 2006 and 2005:

(Dollars in millions)	2006	2005

MRO	$322.4	$273.4
OEM	69.6	61.2

Net Sales	$392.0	$334.6

MRO net sales increased $49.0 million, or 17.9% in the first nine months of 2006 to $322.4 million from $273.4 million in the prior year period. This figure includes $41.7 million of net sales from Rutland Tool and Supply Co., which was acquired by the Company in December 2005. The $7.3 million sales increase for other MRO businesses was driven primarily by improved penetration of existing customers through new product introductions.

OEM net sales increased $8.4 million in the first nine months of 2006, to $69.6 million from $61.2 million in the prior year period. Sales in the U.S. accounted for substantially all of the increase in net sales and were primarily attributable to the addition of new customers and improved penetration of existing customers.

Consolidated gross profit margins for the nine month periods ended September 30, 2006 and 2005 were 58.9% and 62.4%, respectively, and both the MRO and OEM segments experienced lower gross profit margins in the 2006 period as compared to 2005. MRO segment gross profit margins declined to 66.5% in the first nine months of 2006 from 70.5% in the comparable period of 2005. The primary driver of the MRO gross profit margin decline was the change in sales mix related to the Rutland business acquired in December 2005, which resulted in a 440 basis point decline in MRO gross profit margin. Year to date 2006 gross profit margins for MRO businesses other than Rutland, improved slightly to 70.9% from 70.5% in the prior year period as a result of product cost management and global sourcing initiatives, as well as price increases that were implemented in the second half of 2005 and early 2006. OEM segment gross profit margins declined to 23.9% in the first nine months of 2006, 210 basis points lower than the prior period’s 26.0%. The Company’s global sourcing and pricing management efforts for the OEM segment were offset by price competition in the U.S. and Mexico markets. In addition, the Company’s initiatives to increase sales and improve customer retention, resulted in sales volume gains but lower OEM segment gross profit margins in the first nine months of 2006 compared to the prior year period.

SELLING, GENERAL AND ADMINISTRATIVE (“SG&A”) EXPENSES

SG&A expenses were $211.2 million and $179.5 million for the nine months ended September 30, 2006 and 2005, respectively. Of the $31.7 million increase for the first nine months of 2006, approximately

$13.3 million is attributable to the Rutland acquisition which closed in December 2005. The prior year period did not reflect any SG&A expenses related to Rutland.

Of the remaining $18.4 million increase in SG&A expenses, approximately $0.9 million is due to higher variable selling expenses related to higher sales compared to the prior year period. The remaining $17.5 million of higher SG&A expenses in the first nine months of 2006 is primarily due to higher employee compensation costs ($10.4), technology infrastructure costs ($3.3), legal expenses ($2.6) and other operating expenses ($1.2). The $10.4 million increase in employee compensation costs includes $2.6 million associated with the Company’s annual and long-term performance based incentive plans, $3.0 million related to SPRs (including expense related to the adoption of SFAS No. 123(R)), $0.8 million for severance cost related to the termination of employees in connection with the Company’s process improvement initiatives (see Note E), as well as $4.0 million for general wage increases and various personnel additions, primarily in marketing and technology. The Company incurred legal expenses of $2.6 million in the first nine months of 2006 in connection with an ongoing investigation by the U.S. Attorney’s office for the Northern District of Illinois related to whether Company sales representatives provided improper gifts or awards provided to purchasing agents (including government purchasing agents) through the Company’s customer loyalty programs. The Company did not incur such legal costs in the prior year period. See Note I for additional information.

LOSS ON SALE OF EQUIPMENT

In the second quarter of 2006, the Company incurred a loss of $0.8 million ($0.5 million, net of tax) on the sale equipment of related to the Company’s decision to outsource the manufacturing of a product line in the Company’s OEM business. Net book value for the equipment totaled $1.0 million.

OPERATING INCOME

Operating income for the nine month period ended September 30, 2006 was $19.0 million, compared to $29.1 million in the prior year-to-date period. The $10.1 million decrease in operating income over these periods is principally attributable to higher SG&A expenses, including a severance charge for separated employees and a loss on the sale of equipment. The factors affecting these items were discussed above.

INVESTMENT AND OTHER INCOME

The following table presents investment and other income for the nine months ended September 30, 2006 and 2005:

(Dollars in millions)	2006	2005

Realized foreign exchange gains	$0.7	$0.4
Interest and other	0.5	0.2

	$1.2	$0.6

The realized foreign exchange gains for the nine months ended September 30, 2006 were related to payments of intercompany balances by the Company’s Canadian subsidiary.

PROVISION FOR INCOME TAXES

The effective tax rates for the nine months ended September 30, 2006 and 2005 were 42.5% and 39.7%, respectively. The increase in the effective tax rate is primarily due to higher state income taxes, resulting from California unitary tax obligations triggered by Rutland’s operations in 2006, as well as the finalization of the 2005 Illinois state income tax return which required additional tax due related to the 2005 sale of the

Company’s investment in Superior and Sedgwick Associates, a real estate partnership. The Company believes that its 2006 full year effective tax rate will approximate 42.0 percent. This rate fluctuates based on the income tax rates in the various jurisdictions in which the Company operates, and based on the level of profits in those jurisdictions.

INCOME FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE

Income from continuing operations before cumulative effect of accounting change for the first nine months of 2006 decreased 35.1%, to $11.6 million ($1.29 per diluted share), compared to $17.9 million ($1.89 per diluted share) in the comparable period of 2005. The $6.3 million decrease is the result of lower operating income in the first nine months of 2006 and a higher effective tax rate, partially offset by higher investment and other income.

LOSS FROM DISCONTINUED OPERATIONS

The loss from discontinued operations was less than $0.1 million for the first nine months of 2006 related to the wind-down of the Company’s UK business that was closed in 2005. For the first nine months of 2005, the loss from discontinued operations of $0.8 million reflects the impact of: (i) income of $0.6 million from the Company’s investment in Superior and Sedgwick Associates, a real estate partnership sold in 2005, and (ii) a loss of $1.4 million from the operations of the former UK subsidiary.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE

The $0.4 million cumulative accounting change represents the effect of adopting Financial Accounting Standards Board (FASB) Statement No. 123(R), “Share-Based Payment,” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” See Note G to the Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the nine months ended September 30, 2006 was $11.9 million compared to $9.3 million for the prior year period. In 2006, the positive impact of the changes year-over-year in operating assets and liabilities, primarily inventory, accounts receivable and accrued expenses was partially offset by lower net income. Net cash used in financing activities decreased by approximately $14.4 million primarily due to treasury stock purchases and payments of long term debt for the first nine months of 2005 that were not repeated in 2006. Working capital at September 30, 2006 was $125.2 million as compared to $117.7 million at December 31, 2005. At September 30, 2006 the current ratio was 3.4 to 1 as compared to 3.2 to 1 at December 31, 2005.

Additions to property, plant and equipment were $3.6 million and $4.5 million for the nine months ended September 30, 2006 and 2005, respectively. Capital expenditures in 2005 and 2006 were principally related to software development and the purchase of machinery and equipment.

In the third quarter of 2006 and 2005, the Company announced a cash dividend of $0.20 per share on common shares. The third quarter 2006 cash dividend of $1.8 million was paid on October 17, 2006.

No common stock was purchased by the Company in the first nine months of 2006. During the first nine months of 2005, the Company purchased 291,210 shares of its common stock at a cost of approximately $12,897,000.

On October 12, 2006 the Company announced the final results of its modified “Dutch Auction” tender offer to purchase up to 1,000,000 shares of its outstanding common stock at a price not less than $37.50 and not greater than $43.00 per share, which expired at midnight, New York City time, on October 5, 2006. Based on the final count by the depositary for the tender offer, 486,493 shares of common stock, including shares that were tendered through notice of guaranteed delivery, were properly tendered and not withdrawn at or below $43.00 per share. These tendered shares represent 5.4% of the shares outstanding as of October 11, 2006. The Company accepted for purchase 486,493 shares in the tender offer at the price of $43.00 per share. The tendered shares were paid for through $13.0 million of funding from the Company’s revolving credit line and $7.9 million cash from operations.

Net cash provided by operating activities, current cash and cash equivalents and the $75 million unsecured revolving line of credit are expected to be sufficient to finance the Company’s future growth, cash dividends, capital expenditures and authorized share repurchases for the next 12 months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk at September 30, 2006 from that reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding financial disclosures. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2006 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

LAWSON PRODUCTS, INC.
(Registrant)

Date: November 9, 2006	/s/ Robert J. Washlow

Robert J. Washlow
Chief Executive Officer and Chairman of the Board

Date: November 9, 2006	/s/ Scott F. Stephens

Scott F. Stephens
Chief Financial Officer