Form 10-Q/A
period 2006-09-30
LAWSON PRODUCTS INC/NEW/DE/
filed 2006-11-16
CIK 703604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

----------------------------------

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This amendment is being filed to correct typographical errors in the Form 10-Q of Lawson Products, Inc. for the period ended September 30, 2006 (filed with the Securities and Exchange Commission on November 9, 2006). The amount representing “Cost of goods sold” as reflected in the Condensed Consolidated Statements of Income for the three months ended September 30, 2006 was incorrectly reported in EDGAR as $5,194,000 rather than the correct amount of $52,194,000. Additionally, in the Condensed Consolidated Statements of Income, the duplicate line showing "Cumulative effect of accounting change" under the caption "Basic Income (Loss) per share of common stock" has been deleted.

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

LAWSON PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

Net sales	$129,125	$116,965	$391,990	$334,580
Cost of goods sold	52,194	42,884	161,001	125,933

Gross profit	76,931	74,081	230,989	208,647

Selling, general and administrative expenses	71,311	62,966	211,159	179,523
Loss on sale of equipment	---	---	806	---

Operating income	5,620	11,115	19,024	29,124

Investment and other income	223	102	1,204	608
Interest expense	---	(1)	---	(7)

Income from continuing operations before income taxes and cumulative effect of accounting change	5,843	11,216	20,228	29,725

Provision for income taxes	2,768	4,338	8,587	11,790

Income from continuing operations before cumulative effect of accounting change	3,075	6,878	11,641	17,935

Loss from discontinued operations, net of income taxes	---	(288)	(12)	(781)

Income before cumulative effect of accounting change	3,075	6,590	11,629	17,154

Cumulative effect of accounting change, net of income taxes	---	---	(361)	---

Net income	$3,075	$6,590	$11,268	$17,154

Basic Income (Loss) per share of common stock:
Continuing operations before cumulative effect of accounting change	$0.34	$0.76	$1.30	$1.90
Discontinued operations	---	(0.03)	---	(0.08)

Cumulative effect of accounting change	---	---	(0.04)	---

	$0.34	$0.73	$1.25	$1.82

Diluted Income (Loss) per share of common stock:
Continuing operations before cumulative effect of accounting change	$0.34	$0.76	$1.29	$1.89
Discontinued operations	-----	(0.03)	---	(0.08)
Cumulative effect of accounting change	---	---	(0.04)	---

	$0.34	$0.73	$1.25	$1.81

Cash dividends declared per share of common stock	$0.20	$0.20	$0.60	$0.60

Weighted average shares outstanding:
Basic	8,998	9,018	8,987	9,440

Diluted	9,004	9,035	8,993	9,468

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

PART II – OTHER INFORMATION

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

LAWSON PRODUCTS, INC.
(Registrant)

Date: November 16, 2006	/s/ Robert J. Washlow

Robert J. Washlow
Chief Executive Officer and Chairman of the Board

Date: November 16, 2006	/s/ Scott F. Stephens

Scott F. Stephens
Chief Financial Officer