Form 10-K
period 2006-12-31
LAWSON PRODUCTS INC/NEW/DE/
filed 2007-03-15
CIK 703604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

Registrant’s telephone number, including area code:
(847) 827-9666
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $1.00 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None
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

The aggregate market value of the Registrant’s voting stock held by non-affiliates (based upon the per share closing price of $39.42) on June 30, 2006 was approximately $173,801,000.

As of February 28, 2007, 8,521,001 shares of Common Stock were outstanding.

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

Lawson Products, Inc. (“Lawson” or the “Company”) was incorporated in Illinois in 1952 and reincorporated in Delaware in 1982. The Company has two reportable segments: (i) maintenance, repair and operations distribution in North America (the “MRO business”); and (ii) original equipment manufacturer distribution and manufacturing in North America (the “OEM business”). Please see Note P in the Notes to the Consolidated Financial Statements, included elsewhere in this Annual Report on Form 10-K, for additional information regarding segment results and sales by geographic region (and such information is incorporated herein by reference).

Overview

Lawson is a North American distributor and marketer of systems, services and products to the industrial, commercial and institutional maintenance, repair and operations (“MRO”) marketplace. The Company also manufactures, sells and distributes specialized component parts to the original equipment marketplace (“OEM”), including automotive, appliance, aerospace, construction and transportation industries.

Lawson markets its products from its MRO segment primarily through a network of approximately 1,700 independent sales agents. The Company’s OEM segment sells primarily through inside sales representatives. The majority of the Company’s sales agents and inside sales representatives utilize catalogs, websites and call centers to facilitate customer ordering activity.

The Company achieved record sales levels in 2006; however, operating profits declined, primarily due to higher general and administrative expenses associated with the Company’s ongoing investments in marketing, technology, and supply chain initiatives. The Company believes that the investments in these initiatives are important factors in driving long-term growth and profitability. General and administrative expenses also increased due to legal costs incurred in conjunction with the ongoing government investigation which is discussed further in Item 3 Legal Proceedings.

Products

The Company offers expendable maintenance, repair and operations products in both of its segments. The Company’s products can be divided into three broad categories: Fasteners, Fittings and Related Parts, such as screws, nuts, rivets and other fasteners; Industrial Supplies, such as hoses and hose fittings, lubricants, cleansers, adhesives and other chemicals, as well as files, drills, welding products and other shop supplies; and Automotive and Equipment Maintenance Parts, such as primary wiring, connectors and other electrical supplies, exhaust and other automotive parts.

The Company estimates that these categories of products accounted for the following percentages of its total consolidated net sales for 2006, 2005 and 2004, respectively:

	Percentage of Consolidated Net Sales
	2006	2005	2004

Fasteners, Fittings and Related Parts	43%	48%	44%
Industrial Supplies	49	43	47
Automotive and Equipment Maintenance Parts	8	9	9

	100%	100%	100%

Substantially all of the Company’s MRO products are manufactured by others and must meet the Company’s specifications. A majority of MRO products distributed by the Company are purchased by the Company in bulk and repackaged in smaller quantities. The Company regularly uses a large number of suppliers and has no long-term or fixed price contracts with any of them. Most of the Company’s MRO products are purchased from several sources, and the Company believes that the loss of any single supplier would not significantly affect its operations. No single supplier accounted for more than 3% of the Company’s purchases in 2006.

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

Markets

The Company’s principal markets are as follows:

In-Plant and Building Maintenance.  This market includes facilities engaged in a broad range of manufacturing and processing activities, as well as institutions such as hospitals, universities, school districts and government units. The Company estimates that approximately 46% of 2006 and 43% of 2005 net sales were made to customers in this market.

Heavy Duty Equipment Maintenance.  Customers in this market include operators of trucks, buses, agricultural implements, construction and road building equipment, mining, logging and drilling equipment and other off-the-road equipment. The Company estimates that approximately 23% of 2006 and 24% of 2005 net sales were made to customers in this market.

Original Equipment Manufacturers.  This market includes supplying production lines engaged in a broad range of manufacturing and processing activities with component parts. The Company estimates that approximately 17% of 2006 and 2005 net sales were made to customers in this market.

Vehicle Maintenance and Transportation.  Customers in this market include automobile service center chains, independent garages, automobile dealers, car rental agencies and other fleet operators. The Company estimates that approximately 14% of 2006 and 16% of 2005 net sales were made to customers in this market.

At December 31, 2006, the Company had approximately 377,000 customers. Sales were made primarily through a network of approximately 1,700 independent sales agents and inside sales representatives. Independent sales agents and inside sales representatives are compensated on a commission basis and are responsible for repayment of commissions on any uncollectible accounts. Sales force management includes 39 regional managers who coordinate regional marketing efforts. The Company had approximately 1,540 employees at December 31, 2006.

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

In 2006 the Company began a 140,000 square foot expansion of its Reno, Nevada distribution facility to increase capacity.

Also in December 2006, the Company began the process of closing its Mexico operation. See Note Q for additional information.

OEM products are stocked and distributed primarily from five facilities located in Des Plaines, Illinois; Memphis, Tennessee; Lenexa, Kansas; Dunlap, Tennessee and Cincinnati, Ohio. Certain OEM products are manufactured at the Company’s plant in Decatur, Alabama.

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

International Operations

Approximately 7% of the Company’s net sales came from international sales, primarily in Canada and Mexico.

Canadian operations are conducted at the Company’s general distribution center in Mississauga, Ontario, a suburb of Toronto. These operations constituted approximately 6% of the Company’s net sales during 2006.

Operations in Mexico are conducted under the name of Lawson Products de Mexico, S de R.L. de C.V. from a facility in Guadalajara, Mexico. These operations constituted approximately 1% of the Company’s net sales during 2006. In December 2006, the Company began the process of closing its Mexico operation. See Note Q for additional information.

The Company is from time to time exposed to market risk relating to the impact of foreign currency exchange rates. The Company considers the market risk relating to the impact of foreign currency exchange rates to be immaterial.

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

Executive Officers of the Registrant

The executive officers, all of whose terms of office expire in 2007, are as follows:

		Year First
		Elected to
		Present	Other Offices Held
Name and Present Position with Company	Age	Office	During the Past Five Years

Robert J. Washlow Chairman of the Board, Chief Executive Officer and Director	62	1999	Mr. Washlow has been Chairman of the Board and Chief Executive Officer since August 1999. Mr. Washlow was a member of the Office of the President from 1999 to 2003.
Sidney L. Port Vice Chairman of the Board of Directors and Director	96	1999	Mr. Port has been Vice Chairman of the Board since 2003. Prior thereto, Mr. Port was Chairman of the Executive Committee of the Board of Directors for more than five years.
Jeffrey B. Belford President and Chief Operating Officer, Retired	60	2004	Mr. Belford retired on January 5, 2007. Mr. Belford became Chief Operating Officer in 1999 and President in 2004. Mr. Belford was a member of the Office of the President from 1999 to 2003.
Roger F. Cannon Executive Vice President, Field Sales Strategy and Development	58	2004	Mr. Cannon was elected Executive Vice President, Field Sales Strategy and Development in 2004. He was a member of the Office of the President from 1999 to 2003.
Thomas J. Neri President and Chief Operating Officer	55	2007	Mr. Neri was elected President and Chief Operating Officer on January 5, 2007. Mr. Neri was elected Executive Vice President, Finance, Planning and Corporate Development; Chief Financial Officer and Treasurer in 2004. He also served as Chief Financial Officer and Treasurer from 2004 to January 2006. Prior thereto, Mr. Neri was a business consultant from 2000 to 2003. From 1993 to 2000, Mr. Neri was President and Publisher of Pioneer Newspapers, Inc., a subsidiary of Hollinger International, a publicly held international publishing company.
Neil E. Jenkins Executive Vice President; Secretary and General Counsel	57	2004	Mr. Jenkins was elected Executive Vice President in 2004. From 2000 to 2003 Mr. Jenkins served as Secretary and Corporate Counsel of the Company.
Scott F. Stephens Chief Financial Officer	37	2006	Mr. Stephens was elected Chief Financial Officer in 2006. From 2004 to 2005 he was Senior Vice President Finance and Accounting of the Company. From 2001 to 2003 he was Chief Financial Officer of Wormser Company. Prior thereto he was a Senior Manager with Ernst & Young LLP’s Merger and Acquisition Advisory Services.

		Year First
		Elected to
		Present	Other Offices Held
Name and Present Position with Company	Age	Office	During the Past Five Years

Michael W. Ruprich Group President, MRO & New Channels	50	2005	Mr. Ruprich was elected Group President MRO & New Channels in 2004. From 1999 through 2003 he was Chief Executive Officer of Newark Electronics.
Kenneth E. Malik Group President, OEM	57	2005	Mr. Malik was elected Group President, OEM in 2004. From 2002 to 2004 he was the Chief Operating Officer of Conduit Healthcare Solutions. Prior thereto he was a Senior Executive with Haworth, Inc. from 1999 to 2002.
William Holmes Vice President and Treasurer	47	2006	Mr. Holmes was elected Vice President and Treasurer effective January 3, 2006. From 2001 through 2005 Mr. Holmes was Vice President and Assistant Treasurer of the Company.

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

In addition to the other information in this Annual Report on Form 10-K for the fiscal year ended December 31, 2006, the following factors should be considered in evaluating Lawson’s business. The Company’s operating results depend upon many factors and are subject to various risks and uncertainties. The material risks and uncertainties known to the Company which may cause the operating results to vary from anticipated results or which may negatively affect the Company’s operating results and profitability are as follows:

If the Company is unable to successfully conclude the pending governmental investigation of the Company, the Company’s business, financial condition, results of operations and stock price could be adversely affected.

In December 2005, the FBI executed a search warrant for records at the Company’s offices and informed the Company that it was conducting an investigation as to whether any of the Company’s representatives improperly provided gifts or awards to purchasing agents (including government purchasing agents) through the Company’s customer loyalty programs. The U.S. Attorney’s office for the Northern District of Illinois subsequently issued a subpoena for documents in connection with this investigation. The Company’s internal investigation regarding these matters has consisted of a review of the Company’s records and interviews with Company employees and independent agents and is not complete. In conjunction with the Company’s internal investigation, several customer loyalty programs have been terminated because the Company believes that these programs provided or had the potential of providing promotional considerations, such as gifts and awards, to purchasing agents that the Company has deemed inappropriate. The Company has modified another customer loyalty program to limit the amount and nature of customer gifts distributed under the program. In addition, twenty-three independent agents have been terminated or have resigned and the Company has terminated four employees in connection with its investigation. The Company is cooperating with the ongoing investigation of the U.S. Attorney, however, the Company cannot predict when the investigation will be completed or what the outcome or the effect of the investigation will be. The outcome of the investigation could result in criminal sanctions or civil remedies against the Company, including material fines, injunctions or the loss of the Company’s ability to conduct business with governmental entities.

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

Work stoppages and other disruptions at transportation centers or shipping ports may adversely affect Lawson’s ability to obtain inventory and make deliveries to Lawson’s customers.

The Company’s ability to provide rapid processing of customer orders is an integral component of the Company’s overall business strategy. Disruptions at transportation centers or shipping ports, due to events such as severe weather or labor interruptions or other events, affect both the Company’s ability to maintain core products in inventory and deliver products to the Company’s customers on a timely basis, which may in turn adversely affect the Company’s results of operations. In addition, severe weather conditions could adversely affect demand for the Company’s products in particularly hard hit regions.

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

Costs of raw materials used in Lawson’s products (e.g. steel) and energy costs have been rising during the last several years, which has resulted in increased production costs for Lawson’s vendors. Those vendors typically look to pass their increased costs along to Lawson through price increases. If Lawson is unable to fully pass these increased prices and costs through to Lawson’s customers or to modify Lawson’s activities to mitigate the impact would have an adverse effect on the Company’s operating profit margins.

Disruptions of Lawson’s information systems could adversely affect the Company.

The Company depends upon its information systems to help process orders, to manage inventory and accounts receivable collections, to purchase, sell and ship products, to maintain cost-effective operations, and to service customers. Disruptions in the operation of information systems can occur due to a variety of factors including power outages, computer bugs and human error. Any disruption in the operation of the Company’s information systems whether over a short or an extended period of time or affecting one or multiple distribution centers could have a material adverse effect on Lawson’s business, financial condition and results of operations.

A limited number of the Company’s stockholders can exert significant influence over the Company.

As of February 28, 2007, members of the Port family collectively beneficially owned 55.3% of the outstanding shares of common stock. This share ownership would permit these stockholders, if they chose to act together, to exert significant influence over the outcome of stockholder votes, including votes concerning the election of directors, by-law amendments, possible mergers, corporate control contests and other significant corporate transactions.

The Company operates in highly competitive markets.

The Company’s marketplace, although consolidating, still includes large, fragmented industries that are highly competitive. The Company believes that customers and competitors may continue to consolidate over the next few years, which may make the industry even more competitive. The Company’s current or future competitors include companies with similar or greater market presence, name recognition, and financial, marketing, and other resources, and the Company believes they will continue to challenge the marketplace with their product selection, financial resources, and services.

The Rutland acquisition and future acquisitions are subject to integration and other risks.

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

An economic or other situation that affects government and tax-supported entities could negatively impact Lawson’s sales and earnings.

The Company sells to numerous government and tax supported entities. Any situation that impacts these funded entities or the Company’s ability to sell to these entities could have a material adverse effect on the Company.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

The Company owns two facilities located in Des Plaines, Illinois. These buildings contain the Company’s main administrative functions and an inbound warehouse facility that principally supports the MRO businesses. The Company also leases a facility in Des Plaines, Illinois. This building contains administrative and warehouse activities. The Company also leases administrative and distribution facilities in Whittier, California, Suwanee, Georgia, and Houston, Texas. Additional administrative, warehouse and distribution facilities owned by the Company are located in Addison, Illinois , Fairfield, New Jersey , Reno, Nevada , Suwanee, Georgia , Farmers Branch, Texas and Mississauga, Ontario, Canada . The Company also leases administrative office space in Independence, Ohio.

Chemical products are distributed from an owned facility in Vernon Hills, Illinois and welding products are distributed from an owned facility located in Charlotte, North Carolina. Administrative and distribution facilities in Guadalajara, Mexico are leased by the Company. Production components are distributed from leased facilities in Des Plaines, Illinois, Memphis, Tennessee, Lenexa, Kansas, Dunlap, Tennessee and Cincinnati, Ohio. The Company owns a facility in Decatur, Alabama from which it manufacturers and distributes precision engineered machine products. From time to time, the Company leases additional warehouse space near its present facilities. Management believes that the current facilities are adequate to meet its needs. See Item 1, “Business — Distribution and Manufacturing Facilities” for further information regarding the Company’s properties.

ITEM 3.	LEGAL PROCEEDINGS.

There is no material pending litigation to which the Company, or any of its subsidiaries, is a party or to which any of their property is subject. The Company is subject to audits by the Internal Revenue Service (“IRS”) periodically.

In December 2005, the FBI executed a search warrant for records at the Company’s offices and informed the Company that it was conducting an investigation as to whether any of the Company’s representatives improperly provided gifts or awards to purchasing agents (including government purchasing agents) through the Company’s customer loyalty programs. The U.S. Attorney’s office for the Northern District of Illinois subsequently issued a subpoena for documents in connection with this investigation. The Company’s internal investigation regarding these matters has consisted of a review of the Company’s records and interviews with Company employees and independent agents and is not complete. In conjunction with the Company’s internal investigation, several customer loyalty programs have been terminated because the Company believes that these programs provided or had the potential of providing promotional considerations, such as gifts and awards, to purchasing agents that the Company has deemed inappropriate. The Company has modified another customer loyalty program to limit the amount and nature of customer gifts distributed under the program. In addition, twenty-three independent agents have been terminated or have resigned and the Company has terminated four employees in connection with its investigation. The Company is cooperating with the ongoing investigation of the U.S. Attorney, however, the Company cannot predict when the investigation will be completed or what the outcome or the effect of the investigation will be. The outcome of the investigation could result in criminal sanctions or civil remedies against the Company, including material fines, injunctions or the loss of the Company’s ability to conduct business with governmental entities.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s Common Stock is traded on the NASDAQ Global Select Market under the symbol of “LAWS.” The approximate number of stockholders of record as of February 28, 2007 was 659. The following table sets forth the high and low closing sale prices as reported on the NASDAQ Global Select Market during the last two years for the periods presented. The table also indicates the cash dividends for each outstanding share of common stock paid by the Company during such periods. The closing sales price of our common stock on February 28, 2007 on the NASDAQ Global Select Market was $39.19 per share.

	2006			2005
			Cash Dividends			Cash Dividends
	High	Low	Paid per Share	High	Low	Paid per Share

First Quarter	$43.79	$33.82	$.20	$53.98	$43.97	$.18
Second Quarter	44.02	32.21	.20	46.90	37.82	.20
Third Quarter	42.77	33.43	.20	44.91	35.75	.20
Fourth Quarter	51.37	41.72	.20	39.46	31.29	.20

Company Stock Repurchases

The following table provides information about purchases that the Company made during the quarter ended December 31, 2006 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares That May
			Part of Publicly	Yet be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs(2)

October 1, 2006 through October 31, 2006(1)	486,493	$43.00	486,493	202,801
November 1, 2006 through November 30, 2006(2)	21	$48.31	21	202,780
December 1, 2006 through December 31, 2006	—		—	202,780

(1)	The 486,493 shares repurchased were pursuant to the modified “Dutch Auction” tender offer. See discussion under Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.

(2)	The 202,780 shares available for purchase at December 31, 2006 are pursuant to the 2004 authorization. See discussion under Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.

Stock Price Performance Chart

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on the Company’s Common Stock against the cumulative total return of the S&P Small Capitalization Index and a peer group (the “Peer Group”) of the Company for the five prior years. The Peer Group consists of Barnes Group Inc. and Strategic Distribution, Inc.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Lawson Products, The S &P Smallcap 600 Index And A Peer Group.

*	$100 invested on 12/31/01 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.
www.researchdatagroup.com/S&P.htm

	Indexed Returns Years Ending December 31,
Company Name/Index	Base Period 12/01	12/02	12/03	12/04	12/05	12/06
Lawson Products	100.00	121.73	132.95	205.44	157.65	194.54
S & P Smallcap 600	100.00	85.37	118.48	145.32	156.48	180.14
Peer Group	100.00	92.91	151.43	129.26	160.72	215.34

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected financial data should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto included elsewhere in this Annual Report. The income statement data and balance sheet data are for, and as of the end of each of, the years in the five-year period ended December 31, 2006, and are derived from the audited Financial Statements of the Company.

		Percent
	2006	Change	2005	2004	2003	2002
	(Dollars in thousands, except per share data)

Net sales(1)	$518,177	15.1%	$450,185	$409,565	$379,561	$383,780
Income from continuing operations before income taxes and cumulative effect of accounting change	24,403	(33.2)%	36,555	33,047	27,796	27,421
Income from continuing operations before cumulative effect of accounting change(2)	12,985	(39.5)%	21,460	21,444	19,480	16,679
Income (loss) from discontinued operations(3)	(12)	(100.2)%	5,278	(19)	(3,284)	(4,232)
Income before cumulative effect of accounting change	12,973	(51.5)%	26,738	21,425	16,196	12,447
Cumulative effect of accounting change	(361)	n/m	—	—	—	—
Net income(2)(4)	12,612	(52.8)%	26,738	21,425	16,196	12,447
Basic income (loss) per share of common stock:
Continuing operations before cumulative effect of accounting change	$1.46	(38.1)%	$2.36	2.28	$2.05	$1.74
Discontinued operations	(0.00)	n/m	0.58	(0.00)	(0.35)	(0.44)
Cumulative effect of accounting change	(0.04)	n/m	—	—	—	—

Net income	$1.42	(51.7)%	$2.94	$2.28	$1.71	$1.30

Diluted income (loss) per share of common stock
Continuing operations before cumulative effect of accounting change	$1.46	(38.1)%	$2.36	$2.27	$2.05	$1.74
Discontinued operations	(0.00)	n/m	0.58	(0.00)	(0.35)	(0.44)
Cumulative effect of accounting change	(0.04)	n/m	—	—	—	—

Net income	$1.42	(51.7)%	$2.94	$2.27	$1.70	$1.30

Total assets	$278,883	(0.1)%	$279,224	$260,550	$246,943	$225,831
Noncurrent liabilities	45,139	9.4%	41,256	37,271	36,714	31,765
Stockholders’ equity	170,317	(8.1)%	185,425	180,332	173,350	162,343
Return on average equity (percent)	6.8	(54.4)%	14.9	12.1	9.6	7.7
Return on assets (percent)	4.5	(53.1)%	9.6	8.2	6.6	5.5
Stockholders’ equity per share(5)	$19.18	(6.1)%	$20.42	$19.16	$18.26	$16.96
Cash dividends declared per share(5)	0.80	0.0%	0.80	0.72	0.66	0.64
Basic weighted average shares outstanding	8,878	(2.2)%	9,082	9,410	9,492	9,570
Diluted weighted average shares outstanding	8,880	(2.4)%	9,099	9,430	9,511	9,596

(1)	Net sales for 2006 and 2005 include the acquisition of Rutland Tool & Supply Co. (“Rutland”) completed in December 2005 and exclude amounts from the Company’s discontinued operations as discussed in Note C to the 2006 financial statements. Rutland accounted for $54.8 million and $4.1 million of net sales in 2006 and 2005, respectively.

(2)	In 2006, includes $3.2 million of legal fees related to the previously disclosed investigation, $1.9 million of compensation expense related to stock performance rights (“SPRs”), $1.9 million of increased income tax expense related to the elimination of tax deductions associated with the Company’s customer loyalty and promotions programs in its MRO business for tax years 2005, 2004 and 2003, (many of the customer loyalty and promotion programs in place for these years were terminated or replaced early in 2006) and $0.8 million for a loss on the sale of equipment.

(3)	In 2005, the Company recorded a $7.5 million after tax loss related to the operations and closing of its remaining UK business. Also in 2005, the Company realized an after-tax gain of $12.2 million related to operating income and the gain on the sale of the Company’s investment in real estate. The loss from discontinued operations for 2003 primarily relates to a $2.8 million pretax loss related to the sale of Lawson Products Limited, the Company’s former UK MRO business. The 2002 losses from discontinued operations primarily relate to inventory write-offs in the Company’s UK business.

(4)	In 2003, income tax expense includes a $2.2 million benefit to reflect the partial utilization of a capital loss generated by the sale of the Company’s former UK MRO business. In 2003 and 2002, the Company recorded $1.5 million and $0.4 million respectively, of after tax charges for compensation arrangements related to management personnel reductions.

(5)	These per share amounts were computed using basic weighted average shares outstanding for all periods presented.

n/m not meaningful

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SUMMARY OF FINANCIAL PERFORMANCE

		% of		% of		% of
		Net		Net		Net
	2006	Sales	2005	Sales	2004	Sales
	(Dollars in thousands, except per share data)

Net sales	$518,177	100.0	$450,185	100.0	$409,565	100.0
Cost of goods sold	212,919	41.1	170,426	37.9	149,247	36.4

Gross profit	305,258	58.9	279,759	62.1	260,318	63.6
Operating expenses(1)	283,006	54.6	244,393	54.3	228,131	55.7

Operating income	22,252	4.3	35,366	7.9	32,187	7.9
Other income, net	2,151	0.4	1,189	0.3	860	0.2

Income from continuing operations before taxes and cumulative effect of accounting change	24,403	4.7	36,555	8.1	33,047	8.1
Income tax expense(2)	11,418	2.2	15,095	3.4	11,603	2.8

Income from continuing operations before cumulative effect of accounting change	12,985	2.5	21,460	4.8	21,444	5.2
Income (loss) from discontinued operations, net of income taxes	(12)	0.0	5,278	1.2	(19)	(0.0)

Income before cumulative effect of accounting change	12,973	2.5	26,738	5.9	21,425	5.2
Cumulative effect of accounting change, net of income taxes	(361)	(0.1)	—		—

Net income	$12,612	2.4	$26,738	5.9	$21,425	5.2

Diluted income (loss) per share:
Continuing operations before cumulative effect of accounting change	$1.46		$2.36		$2.27
Discontinued operations	(0.00)		0.58		(0.00)
Cumulative effect of accounting change	(0.04)		—		—

Net income	$1.42		$2.94		$2.27

Total assets	278,883		279,224		260,550
Return on assets(%)	4.5%		9.6%		8.2%
Stockholders’ equity	170,317		185,425		180,332
Return on average equity(%)	6.8%		14.9%		12.1%

(1)	In 2006, operating expenses include $3.2 million of legal fees related to the previously disclosed investigation, $1.9 million of compensation expense related to stock performance rights (“SPRs”) and $0.8 million ($0.5 million, net of tax) for a loss on the sale of equipment.

(2)	In 2006, income tax expense includes $1.9 million related to the elimination of tax deductions associated with the Company’s customer loyalty and promotions programs in its MRO business for tax years 2005, 2004 and 2003. Many of the customer loyalty and promotion programs in place for these years were terminated or replaced early in 2006.

Overview

The Company recorded net sales of $518.2 million in 2006, a 15.1% increase over the prior year. Operating income decreased 37.1% to $22.3 million in 2006 from $35.4 million in 2005. For 2006, diluted income per share from continuing operations before cumulative effect of accounting change decreased by 38.1% to $1.46 from $2.36 per share in 2005.

Continuing operations excludes the results of the Company’s United Kingdom business, which was closed in the fourth quarter of 2005, and excludes the gain realized from the sale of a real estate investment held in a real estate partnership as well as results from the partnership’s operations. Those results are reported as discontinued operations for all the periods presented. Please see Note C — Business Combination and Discontinued Operations to the Company’s Consolidated Financial Statements included in this Form 10-K. Financial results for 2006 and 2005 include results for Rutland Tool & Supply Co. (“Rutland”), acquired by the Company on December 1, 2005.

Management’s discussion and analysis of operating results below focuses on the MRO and OEM business segments. For additional information on the Company’s segment reporting, refer to Note P — Segment Reporting in the Notes to Consolidated Financial Statements included in this form 10-K.

YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005

Net Sales and Gross Profit

Net sales increased by $68.0 million to $518.2 million in 2006 compared to $450.2 million in 2005, a 15.1% increase.

The following table presents the Company’s net sales results for its MRO and OEM segments for the past two years:

	2006	2005
	(Dollars in millions)

MRO	$427.9	$368.6
OEM	90.3	81.6

	$518.2	$450.2

MRO net sales increased $59.3 million in 2006, to $427.9 million from $368.6 million in the prior year period, including $54.8 million of sales in 2006 and $4.1 million of sales in 2005 from its subsidiary Rutland Tool and Supply Co., which was acquired by the Company in December 2005. The $8.6 million or 2.4% sales increase for other MRO businesses was primarily driven by price increases implemented in response to commodity material cost increases experienced throughout 2006.

OEM sales grew by $8.7 million or 10.7% in 2006 compared to 2005, driven by domestic growth. The OEM business increased sales unit volume, primarily through increased sales to existing customers in 2006.

Gross profit increased by $25.5 million or 9.1%, to $305.3 million in 2006 compared to $279.8 million in 2005. As a percent of sales, gross profit decreased 320 basis points to 58.9% in 2006 from 62.1% in 2005.

MRO gross profit margins declined by 410 basis points to 66.3% in 2006 from 70.4% in 2005. The primary driver of the MRO gross profit margin decline was due to the change in sales mix related to the Rutland business acquired in December 2005. The gross profit margins for MRO businesses other than Rutland remained comparable year over year.

In the OEM segment, gross profit margins declined 80 basis points to 24.0% in 2006 from 24.8% in 2005 as the OEM businesses utilized pricing measures to increase account penetration and drive sales volume, resulting in lower overall gross profit margin in 2006 compared to 2005.

Operating Expenses and Operating Income

Operating expenses increased by 15.8% or $38.6 million to $283.0 million in 2006 compared to $244.4 million in 2005. Of the $38.6 million increase for 2006, approximately $16.6 million is attributable to the Rutland acquisition which closed in December 2005. The remaining $22.0 million increase in operating expenses is primarily due to $12.9 million higher employee compensation costs, $2.6 million higher technology infrastructure costs, $3.2 million in legal expenses, $1.4 million increase in variable selling expenses and a $0.8 million loss on sale of equipment. The $12.9 million increase in employee compensation includes $2.7 million associated with the Company’s annual and long-term performance based incentive plans, $2.4 million related to stock performance rights (“SPRs”), $1.3 million for severance cost related to the termination of employees in connection with the Company’s process improvement initiatives (see Note D), as well as $6.5 million for general wage increases, higher health care costs and various personnel additions, primarily in marketing and technology. The Company incurred legal expenses of $3.2 million in 2006 in connection with an ongoing investigation by the U.S. Attorney’s office for the Northern District of Illinois related to whether Company sales representatives provided improper gifts or awards to purchasing agents (including government purchasing agents) through the Company’s customer loyalty programs. The Company did not incur such legal costs in the prior year period. This investigation is ongoing and the Company expects to incur legal costs throughout the remainder of 2007 related to this matter. See Note N for additional information.

As a percentage of sales, operating expenses increased to 54.6% in 2006 from 54.3% in 2005, primarily as the result of the items mentioned above.

Operating income decreased by 37.1% in 2006 to $22.3 million, primarily due to general and administrative cost increases in the areas discussed above.

Other Income and Expense, Net

Other income and expense, net increased to $2.2 million in 2006 from $1.2 million in 2005 primarily due to higher realized foreign currency gains of $0.9 million in 2006. In 2006, the Company reduced its excess cash balances held in Canadian currency, resulting in foreign currency gains.

Provision for Income Taxes

The effective tax rates for continuing operations for 2006 and 2005 were 46.8% and 41.3%, respectively. The Company believes its normalized tax rate is in the range of 39% to 41%. The higher effective tax rate in 2006 reflects an adjustment of $1.9 million or ($0.22 per diluted share), related to the elimination of tax deductions associated with the Company’s customer loyalty and promotions programs in its MRO business for tax years 2005, 2004 and 2003. Many of the customer loyalty and promotion programs in place for these years were terminated or replaced early in 2006. See Note M for additional information.

Income from Continuing Operations before Cumulative Effect of Accounting Change

Income from continuing operations before cumulative effect of accounting change for 2006 decreased 39.5%, to $13.0 million, compared to $21.5 million in the comparable period of 2005. The $8.5 million decrease results both from lower pre-tax operating income and a higher effective tax rate, both of which are discussed above. Diluted per share comparisons were positively impacted due to the Company’s repurchase of shares under the modified “Dutch Auction” tender offer completed on October 11, 2006.

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

Cumulative Effect of Accounting Change

The $0.4 million cumulative accounting change represents the effect of adopting Financial Accounting Standards Board (FASB) Statement No. 123(R), “Share-Based Payment,” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” See Note K for more information.

Net Income

Net income decreased by $14.1 million or 52.8% to $12.6 million ($1.42 per diluted share) in 2006 from $26.7 million ($2.94 per diluted share) in 2005. $5.3 million of the decrease relates to lower income from discontinued operations. The factors that resulted in the remaining $8.8 million net income decline were higher operating expenses and income taxes, as discussed above. Diluted per share net income comparisons were positively impacted by $0.04 per share due to the Company’s repurchase of shares under the modified “Dutch Auction” tender offer completed on October 11, 2006.

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

Net Sales and Gross Profit

Net sales increased by $40.6 million to $450.2 million in 2005 compared to $409.6 million in 2004, a 9.9% increase.

The following table presents the Company’s net sales results for its MRO and OEM segments for 2005 and 2004:

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

Operating Expenses and Operating Income

Operating expenses increased by 7.1% or $16.3 million to $244.4 million in 2005 compared to $228.1 million in 2004. The Company recorded a $0.4 million reduction to compensation expense in 2005 to account for the reduced value of Stock Performance Rights (“SPRs”). The effect of SPRs in 2004 resulted in a $2.6 million of compensation expense. Excluding the accounting effect for the impact of SPRs, operating expenses increased by $19.3 million or 8.6% in 2005 compared to 2004, including $6.5 million of higher sales commissions related to higher sales in 2005. Excluding those sales volume commission related costs, operating expenses increased $12.9 million, driven by higher compensation costs of $5.8 million, meetings, travel and supply costs of $4.3 million, and professional fees of $2.3 million.

The $5.8 million increase in compensation costs was driven primarily by personnel additions in the marketing and information technology departments. Management believes that investments in its marketing and technology capabilities are important components of the Company’s strategic plans.

The increases in meetings, travel and supply costs and professional fees noted above were also related primarily to the Company’s marketing and technology initiatives.

As a percentage of sales, operating expenses decreased from 55.7% in 2004 to 54.3% in 2005, primarily as the result of higher sales and the Company’s ability to leverage its operating cost infrastructure over a larger revenue base, as well as the reduction in compensation expense due to the SPRs.

Operating income increased by 9.9% in 2005 to $35.4 million. This increase is the result of the sales increases and improved operating expense leverage discussed above, offset somewhat by lower gross profit margins in the MRO segment.

Other Income and Expense, Net

Other income increased to $1.2 million in 2005 from $0.9 million in 2004 due to higher realized foreign currency gains of $0.1 million and higher interest and dividend income of $0.2 million.

Provision for Income Taxes

The effective tax rates for continuing operations for 2005 and 2004 were 41.3% and 35.1%, respectively. The Company believes its normalized tax rate is in the range of 39% to 41%. The 2005 rate is slightly higher than the normalized rate as a result of adjustments to various tax liability accounts.

In 2004, the effective tax rate was lower than the Company’s normalized rate range primarily as a result of the impact of $1.9 million of tax-free proceeds from executive life insurance.

Income from Continuing Operations before Cumulative Effect of Accounting Change

Income from continuing operations before cumulative effect of accounting change of $21.5 million in 2005 was consistent with the 2004 amount, as higher taxes in 2005 offset a 9.9% increase in operating income for 2005. Diluted earnings per share from continuing operations increased 4.0% to $2.36 in 2005 compared to $2.27 in 2004, due to the impact of the Company’s share repurchase program.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations and a $75 million unsecured revolving line of credit have been sufficient to fund operating requirements, cash dividends and capital improvements. Cash provided by operations and the line of credit are also expected to finance the Company’s future operations.

Cash provided by operations for 2006, 2005 and 2004 were $19.9 million, $17.8 million and $26.4 million, respectively. The increase in 2006 cash provided by operations compared with 2005 was primarily due to working capital improvements in account receivable, prepaid expenses and accounts payable and accrued expenses offset by increases in inventories, cash value of life insurance and lower net income. The decline in 2005 cash provided by operations from 2004 was due primarily to increases in net operating assets, primarily accounts receivable, prepaid expenses and cash value of life insurance more than offsetting the $5.3 million increase in net income.

Working capital at December 31, 2006 and 2005 was approximately $101.8 million and $117.7 million, respectively. At December 31, 2006 the current ratio was 2.6 to 1 as compared to 3.2 to 1 at December 31, 2005.

Over the past three years, the Company has made the following purchases of its common stock:

			Year
	Shares		Authorized
Year Purchased	Purchased	Cost	by Board
	(In millions)

2006	486,514	$20.9	2006
2005	334,362	14.5	2000/2004
2004	249,236	9.7	2000

On October 12, 2006 the Company purchased 486,493 shares in its “Dutch Auction” tender offer at $43.00 per share. These tendered shares represented 5.4% of the shares outstanding as of October 11, 2006. The tendered shares were paid for with $13.0 million of funding from the Company’s revolving credit line and $7.9 million cash from operations. The tendered shares were retired by the Company.

In October 2004, the Company’s Board of Director’s authorized the purchase of up to 500,000 shares of the Company’s common stock in addition to that previously authorized. There is no expiration relative to this authorization. At December 31, 2006, 202,780 shares were available for purchase pursuant to the 2004 authorization.

The Company’s investing activities used net cash of $4.7 million for 2006 which consisted of $2.1 million primarily related to purchases of equipment, $2.0 million for software development and $0.6 million for the Reno, Nevada facility expansion. The Company anticipates the Reno facility expansion will be completed in 2007 and will require approximately $8.4 million of additional capital expenditures in 2007.

In 2005, the sale of real estate held in a real estate partnership generated $15.7 million of cash proceeds. The Company used cash of $14.6 million in 2005 to acquire Rutland and 2005 purchases of property, plant and equipment were $9.3 million. Capital expenditures in 2005 consisted of $2.3 million for land, $4.5 million for software development and the remainder principally for equipment.

For 2004, capital expenditures of $4.3 million were related to improvement of existing facilities and the purchase of related equipment as well as the development of software.

Net cash used in financing activities increased by approximately $4.9 to $27.2 million in 2006 from $22.3 million in 2005, primarily due to an increase in common stock purchases over 2005, partially offset by a decrease in payments on mortgage payable.

In 2005 the net cash used in financing activities increased by approximately $5.4 million to $22.3 million from $16.9 million in 2004, primarily due to an increase in common stock purchases in 2005 compared to 2004.

Future contractual obligations consisted of the following at December 31, 2006:

						2012 and
	2007	2008	2009	2010	2011	Thereafter	Total
	(In thousands)

Operating leases	$2,505	$1,979	$1,331	$1,082	$1,015	$311	$8,223
Capital leases	241	154	142	12	3	—	552
Deferred compensation	1,887	1,011	819	660	502	14,130	19,009
Security bonus plan(1)	—	—	—	—	—	25,522	25,522

Total contractual cash obligations	$4,633	$3,144	$2,292	$1,754	$1,520	$39,963	$53,306

(1)	Payments to beneficiaries of the security bonus plan are made on a lump sum basis at time of retirement. As no such retirements are in place or known for the future, the entire balance is reflected in the thereafter column.

BUSINESS ACQUISITIONS

Purchase of Rutland Tool & Supply Co.

On December 1, 2005, the Company purchased the business and substantially all of the assets, except for accounts receivable, and assumed certain liabilities of Rutland Tool & Supply Co. (“Rutland”) for the purchase price of $14.6 million, net of cash acquired. This cash transaction was accounted for as a purchase; accordingly, the accounts and transactions of Rutland have been included in the consolidated financial statements since the date of acquisition. The assets acquired and liabilities assumed were recorded at fair values as determined by the Company’s management as follows: inventory $13.4 million; prepaid assets $0.1 million; property, plant and equipment $0.9 million; intangibles $1.0 million; and accrued liabilities of $0.9 million.

BUSINESS DISPOSALS

Discontinued Operations of UK Business

In the fourth quarter of 2005, the Company closed its UK business which was engaged primarily in the business of OEM sales. In 2005, the UK business had after-tax losses of approximately $7.5 million, largely related to inventory write-offs, goodwill and intangible write offs, and termination costs associated with the closing.

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

Inventories — Slow Moving and Obsolescence:  The Company carries significant amounts of inventories, which is a part of the Company’s strategy as a competitive advantage in its ability to fulfill the vast majority of our customers’ orders the same day received. However, this strategy also increases the chances that portions of the inventory have decreased in value below their carrying cost. To reduce inventory to a lower of cost or market value, the Company records a reserve for slow-moving and obsolete inventory. The Company defines obsolete as those inventory parts on hand which the Company plans to discontinue offering to its customers. Slow-moving inventory is monitored by examining reports of parts which have not been sold for extended periods. The Company records the reserve needed based on its historical experience of how much the selling prices must be reduced to move these obsolete and slow-moving products. If experience or market conditions change, estimates of the reserves needed could be revised by a material amount.

Income Taxes:  Deferred tax assets and liabilities are determined based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company records a provision for income taxes based on domestic and international statutory income tax rates and tax planning opportunities in the jurisdictions in which we operate. Significant judgment is required in determining income tax provisions as well as deferred tax asset and liability balances, including the estimation of valuation allowances and the evaluation of tax positions.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company, through its foreign subsidiaries, distributes products in Canada and Mexico. The functional currency of these subsidiaries is their respective local currencies which are translated into U.S. dollars. As a result, the Company is from time to time exposed to market risk relating to the impact of foreign currency exchange rates. The Company considers the market risk relating to the impact of foreign currency exchange rates to be immaterial. A hypothetical 10% adverse movement in exchange rates would have decreased income by $203,000 in 2006.

The Company had no loans outstanding as of December 31, 2006 under its revolving line of credit or otherwise.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following information is presented in this item:

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Income for the Years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Changes in Stockholders’ Equity for the Years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the Years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

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

Based on this evaluation, described above under COSO criteria, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the Company’s management assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, which is included herein.

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

To the Stockholders and Board of Directors
Lawson Products, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Lawson Products, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Lawson Products, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In our opinion, management’s assessment that Lawson Products, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects based on the COSO criteria. Also, in our opinion, Lawson Products, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lawson Products, Inc. and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 9, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Chicago, Illinois
March 9, 2007

Report of Independent Registered Public Accounting Firm
on Consolidated Financial Statements

To the Stockholders and Board of Directors
Lawson Products, Inc.

We have audited the accompanying consolidated balance sheets of Lawson Products, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lawson Products, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

As discussed in Note B to the consolidated financial statements effective January 1, 2006, the Company changed its method of accounting for stock-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Lawson Products, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2007, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Chicago, Illinois
March 9, 2007

Lawson Products, Inc.

Consolidated Balance Sheets

	December 31,
	2006	2005
	(Dollars in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$4,179	$15,467
Accounts receivable, less allowance for doubtful	60,614	60,102
accounts (2006 — $1,377; 2005 — $1,545)
Inventories	90,752	79,125
Miscellaneous receivables	736	5,263
Prepaid expenses	4,748	5,695
Deferred income taxes	3,538	3,115
Discontinued current assets	630	1,462

Total current assets	165,197	170,229

Property, plant and equipment, net	42,664	45,662

Other assets:
Cash value of life insurance	20,996	17,431
Deferred income taxes	20,341	16,009
Goodwill	27,999	27,999
Other intangible assets, net	1,513	1,763
Other	170	128
Discontinued non current assets	3	3

	71,022	63,333

Total assets	$278,883	$279,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,350	$9,380
Accrued expenses and other	47,440	41,495
Income taxes	772	—
Discontinued current liabilities	865	1,668

Total current liabilities	63,427	52,543

Noncurrent liabilities and deferred credits:
Accrued liability under security bonus plans	25,522	23,866
Deferred compensation and other liabilities	19,617	17,390

	45,139	41,256

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $1 par value: Authorized — 500,000 shares; Issued and outstanding — None	—	—
Common Stock, $1 par value: Authorized — 35,000,000 shares; Issued — 2006 — 8,521,001 shares; 2005 — 8,972,041 shares	8,521	8,972
Capital in excess of par value	4,749	4,137
Retained earnings	158,008	172,668

	171,278	185,777
Accumulated other comprehensive loss	(961)	(352)

Total stockholders’ equity	170,317	185,425

Total liabilities and stockholders’ equity	$278,883	$279,224

See notes to consolidated financial statements

Lawson Products, Inc.

Consolidated Statements of Income

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands, except
	per share data)

Net sales	$518,177	$450,185	$409,565
Cost of goods sold	212,919	170,426	149,247

Gross profit	305,258	279,759	260,318
Operating expenses:
Selling, general and administrative expenses	281,606	243,601	227,237
Loss on sale of equipment	806	—	—
Provision for doubtful accounts	594	792	894

Operating income	22,252	35,366	32,187

Interest and dividend income	466	354	135
Interest expense	(150)	(7)	(13)
Other income, net	1,835	842	738

	2,151	1,189	860

Income from continuing operations before income taxes and cumulative effect of accounting change	24,403	36,555	33,047
Income tax expense	11,418	15,095	11,603

Income from continuing operations before cumulative effect of accounting change	12,985	21,460	21,444

Discontinued operations (net of income taxes):
Gain on sale of real estate	—	12,189	—
Income from operations of real estate partnership	—	584	732
Loss on closure of UK business	—	(6,656)	—
Loss from operations of UK business	(12)	(839)	(751)

Income (loss) from discontinued operations	(12)	5,278	(19)

Income before cumulative effect of accounting change	12,973	26,738	21,425
Cumulative effect of accounting change, net of tax	(361)	—	—

Net income	$12,612	$26,738	21,425

Basic income (loss) per share of common stock:
Continuing operations before cumulative effect of accounting change	$1.46	$2.36	$2.28
Discontinued operations	(0.00)	0.58	(0.00)
Cumulative effect of accounting change	(0.04)	—	—

Net income	$1.42	$2.94	$2.28

Diluted income (loss) per share of common stock:
Continuing operations before cumulative effect of accounting change	$1.46	$2.36	$2.27
Discontinued operations	(0.00)	0.58	(0.00)
Cumulative effect of accounting change	(0.04)	—	—

Net income	$1.42	$2.94	$2.27

See notes to consolidated financial statements

Lawson Products, Inc.

Consolidated Statements of
Changes in Stockholders’ Equity

				Accumulated
				Other
	Common	Capital in		Comprehensive
	Stock,	Excess of	Retained	Income	Comprehensive
	$1 par Value	par Value	Earnings	(Loss)	Income
	(Dollars in thousands)

Balance at January 1, 2004	$9,494	$2,667	$161,831	$(641)
Net income			21,425		$21,425
Other comprehensive income, net of tax:
Adjustment for foreign currency translation				1,038	1,038

Comprehensive income for the year					$22,463

Cash dividends declared			(6,751)
Stock issued under employee stock plans	36	884
Purchase and retirement of common stock	(249)	(84)	(9,318)

Balance at December 31, 2004	9,281	3,467	167,187	397

Net income			26,738		$26,738
Other comprehensive income, net of tax:
Cumulative translation adjustment related to closure of UK business				435	435
Adjustment for foreign currency translation				(1,184)	(1,184)

Comprehensive income for the year					$25,989

Cash dividends declared			(7,235)
Stock issued under employee stock plans	25	801
Purchase and retirement of common stock	(334)	(131)	(14,022)

Balance at December 31, 2005	8,972	4,137	172,668	(352)

Net income			12,612		$12,612
Other comprehensive income, net of tax:
Adjustment for foreign currency translation				(609)	(609)

Comprehensive income for the year					$12,003

Cash dividends declared			(7,098)
Stock issued under employee stock plans	35	870
Purchase and retirement of common stock	(486)	(258)	(20,174)

Balance at December 31, 2006	$8,521	$4,749	$158,008	$(961)

See notes to consolidated financial statements

Lawson Products, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Operating activities
Net income	$12,612	$26,738	$21,425
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,568	5,041	5,299
Amortization	2,976	1,577	1,393
Provision for allowance for doubtful accounts	594	809	1,108
Deferred income taxes	(4,309)	(2,397)	(1,775)
Deferred compensation and security bonus plans	6,593	5,668	5,060
Payments under deferred compensation and security bonus plans	(3,285)	(1,543)	(2,832)
Stock based compensation	2,482	(431)	2,620
Gain on sale of real estate	—	(12,189)	—
Loss on sale of equipment	806	—	—
Changes in operating assets and liabilities:
Accounts receivable	(991)	(9,345)	(5,265)
Inventories	(11,723)	(151)	(5,870)
Prepaid expenses and other assets	2,051	(5,860)	450
Accounts payable and accrued expenses	7,664	10,618	3,378
Income taxes payable	772	—	—
Other	(925)	(739)	1,383

Net Cash Provided by Operating Activities	19,885	17,796	26,374

Investing activities
Purchases of property, plant and equipment	(5,291)	(9,271)	(4,323)
Proceeds from sale of equipment	175	—	—
Proceeds from sale of real estate	—	15,707	—
Acquisition of Rutland Tool & Supply Co., net of cash acquired	181	(14,562)	—
Other	275	100	250

Net Cash Used in Investing Activities	(4,660)	(8,026)	(4,073)

Financing activities
Proceeds from revolving line of credit	13,000	—	—
Payments on revolving line of credit	(13,000)	—	—
Payments on mortgage payable	—	(1,573)	(1,462)
Purchases of common stock	(20,918)	(14,487)	(9,651)
Proceeds from exercise of stock options and other common stock transactions	905	826	920
Dividends paid	(7,189)	(7,111)	(6,791)

Net Cash Used in Financing Activities	(27,202)	(22,345)	(16,984)

Increase (decrease) in cash and cash equivalents	(11,977)	(12,575)	5,317
Cash and cash equivalents at beginning of year	16,297	28,872	23,555

Cash and cash equivalents at end of year	4,320	16,297	28,872
Cash held by discontinued operations	(141)	(830)	(402)

Cash and cash equivalents held by continuing operations at end of year	$4,179	$15,467	$28,470

See notes to consolidated financial statements

Lawson Products, Inc.

Notes to Consolidated Financial Statements
(Dollars in Thousands)

Note A — Description of Business

Lawson Products, Inc. (“Lawson” or the “Company”) is a North American distributor and marketer of systems, services and products to the industrial, commercial and institutional maintenance, repair and operations marketplace. The Company also manufactures sells and distributes specialized component parts to the original equipment marketplace.

Note B — Summary of Significant Accounting Policies

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

Shipping and Handling Fees and Costs:  Costs related to shipping and handling fees are included on the Consolidated Statements of Income in the caption selling, general and administrative expenses and totaled $16,810, $13,133 and $11,561 in 2006, 2005 and 2004, respectively.

Investment in Real Estate Partnership:  The Company’s investment in real estate, represented by a limited partnership interest, was accounted for using the equity method until June 30, 2003. The Company adopted FIN 46 as of July 1, 2003, which resulted in the consolidation of the Company’s 98.5% investment in a limited partnership that owned an office building in Chicago, Illinois. An officer and member of the Board of Directors of the Company was the 1.5% general partner. The operations of the partnership consisted of renting the building under a long-term lease and the servicing of the non-recourse mortgage. The Company sold the real estate held in this partnership in the fourth quarter of 2005. See Note C for additional information.

Cash Equivalents:  The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventories:  Inventories which consist principally of finished goods are stated at the lower of cost (first-in, first-out method) or market. See Note E for additional information.

Property, Plant and Equipment:  Provisions for depreciation and amortization are computed by the straight-line method for buildings and improvements using useful lives of 20 to 30 years and using the double declining balance method for machinery and equipment, furniture and fixtures and vehicles using useful lives of 3 to 10 years. Capitalized software is amortized over estimated useful lives of 3 to 5 years using the straight-line method. Amortization of assets recorded under capital leases is included in depreciation expense.

Stock-Based Compensation:  Beginning January 1, 2006 the Company accounted for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment”. Under the fair value recognition provisions of this statement, the Company measured share-based compensation cost based on the value of the award at the grant date which is recognized as expense over the vesting period. See Note K for additional information.

The Company adopted SFAS 123(R) using the modified prospective method and, accordingly, the Consolidated Statement of Income for years prior to January 1, 2006 has not been restated to reflect the fair value method of recognizing compensation cost related stock performance rights (“SPRs”) or stock options. Stock-based compensation expense recognized in the Consolidated Statement of Income for fiscal 2006 is based on awards ultimately expected to vest, reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual

Lawson Products, Inc.

Notes to Consolidated Financial Statements — (Continued)

forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company’s pro forma information required under FASB Statement No. 123, (“SFAS 123”) “Accounting for Stock-Based Compensation” for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred. Judgment is required in estimating the amount of share-based awards that are expected to be forfeited. If actual forfeitures differ significantly from these estimates, stock-based compensation expense and the results of operations could be materially impacted.

Compensation expense for all stock-based compensation awards, including SPRs granted on or prior to January 1, 2006, will be recognized using the straight-line amortization method. Under the terms of the plan, employees and non-employee directors, who are retirement eligible, defined as age 65 or older, are permitted to retain their awards after retirement and exercise them during the remaining contractual life. Grants of share-based awards, with the retirement eligible provision, prior to the adoption of SFAS 123(R) will continue to be recognized as expense over the stated vesting period. Grants of share-based payments to employees and non-employee directors, after the adoption of SFAS 123(R) on January 1, 2006 will be recognized as expense over the requisite service period as determined by each individual grantee’s age at the time of grant. During fiscal 2006, the expense recorded for SPRs granted in 2006 was $0.3 million.

Prior to adoption of SFAS 123(R), the Company accounted for stock options and SPRs under the Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” (APB 25) method. As all options were awarded at an exercise price equal to the fair market value of company stock as of the grant date, there was no stock-based expense recorded in the Consolidated Statements of Income. SPRs were valued at the intrinsic value of each SPR as of the reporting date, and the expense amortized over the vesting period associated with these awards was included in the Company’s reported net income and net income per share.

The following table shows the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS 123 in the years prior to adoption of SFAS 123(R).

	2005	2004

Net income — as reported	$26,738	$21,425
Stock based compensation (income) expense included in income, net of tax	(274)	1,666
Stock based compensation (income) expense determined under fair value method, net of tax	274	(1,672)

Net income — pro forma	$26,738	$21,419

Basic earnings per share — as reported	$2.94	$2.28
Diluted earnings per share — as reported	2.94	2.27
Basic earnings per share — pro forma	2.94	2.28
Diluted earnings per share — pro forma	$2.94	$2.27

For purposes of pro forma disclosures, the estimated fair value of options granted is amortized as an expense over the option’s vesting period.

Goodwill and Other Intangibles:  Goodwill represents the cost of business acquisitions in excess of the fair value of identifiable net tangible and intangible assets acquired. See Note H for additional information.

Foreign Currency Translation:  The financial statements of foreign entities have been translated in accordance with Statement of Financial Accounting Standards No. 52 and, accordingly, unrealized foreign currency translation adjustments are reflected as a component of stockholders’ equity. Realized foreign currency transaction gains of $1.3 million, $0.4 million and $0.3 million were not significant for the years ended December 31, 2006, 2005 and 2004, respectively.

Lawson Products, Inc.

Notes to Consolidated Financial Statements — (Continued)

Income Taxes:  Deferred tax assets or liabilities reflect temporary differences between amounts of assets and liabilities for financial and tax reporting. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established to offset any deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The determination of the amount of a valuation allowance to be provided on recorded deferred tax assets involves estimates regarding (1) the timing and amount of the reversal of taxable temporary differences, (2) expected future taxable income, and (3) the impact of tax planning strategies. In assessing the need for a valuation allowance, the Company considers all available positive and negative evidence, including past operating results, projections of future taxable income and the feasibility of ongoing tax planning strategies. The projections of future taxable income include a number of estimates and assumptions regarding our volume, pricing and costs. Additionally, valuation allowances related to deferred tax assets can be impacted by changes to tax laws.

Significant judgment is required in determining income tax provisions under Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (SFAS No. 109) and in evaluating tax positions. The Company establishes additional provisions for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that are likely to be challenged and that may not be sustained on review by tax authorities. In the normal course of business, the Company and its subsidiaries are examined by various Federal, State and foreign tax authorities. The Company regularly assesses the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. The Company continually assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a revision become known.

Earnings Per Share:  Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options.

Use of Estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Reclassifications:  Certain amounts have been reclassified in the 2005 and 2004 financial statements to conform with the 2006 presentation.

Recent Accounting Pronouncements:  In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109”. FIN 48 establishes a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company will adopt FIN 48 as of January 1, 2007 as required. We have not yet completed the assessment of what impact the adoption of FIN 48 is expected to have on the Company’s existing reserves for uncertain tax positions.

Note C — Business Combination and Discontinued Operations

The Company closed its UK business and a real estate partnership in the fourth quarter of 2005. As all of the requirements of SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” have been met, the Company has classified these operations as discontinued. Accordingly the Consolidated

Lawson Products, Inc.

Notes to Consolidated Financial Statements — (Continued)

Statements of Income and Balance Sheets presented have been reclassified to present these results as discontinued operations.

Discontinued Operations of UK Business

In the fourth quarter of 2005, the Company closed its UK business which was engaged primarily in the business of OEM sales. In 2005, the UK business had pretax losses of approximately $11,534, largely related to inventory write-offs, goodwill and intangible write offs, and termination costs associated with the closing. The tax benefit of these losses was $4,039, resulting in a net loss of $7,495. Net sales were $4,308 and $9,692, in 2005 and 2004, respectively.

Sale of Real Estate

In the fourth quarter of 2005, the Company sold real estate held in a limited partnership and closed the partnership’s operations. The sale resulted in a net gain of $12,189 in 2005 which was substantially tax free as a result of prior year tax capital loss carryforwards. The Company’s share of cash proceeds from the sale was $15,707. In conjunction with this transaction, Robert J. Washlow, currently Chairman and Chief Executive Officer of the Company, an employee of the Company since July 1998, received a $2,000 management fee from the partnership as its founding general partner. The operations of the real estate partnership resulted in pre-tax income of $1,056 and $1,126 and tax expense of $472 and $394 in fiscal 2005 and 2004, respectively. Activities of the partnership were not material to any period presented.

Purchase of Rutland Tool & Supply Co.

On December 1, 2005, the Company purchased the business and substantially all of the assets, except for accounts receivable, and assumed certain liabilities of Rutland Tool & Supply Co. (“Rutland”) for the purchase price of $14,562, net of cash acquired. This cash transaction was accounted for as a purchase; accordingly, the accounts and transactions of Rutland have been included in the consolidated financial statements since the date of acquisition. The assets acquired were recorded at fair values as determined by the Company’s management as follows: cash $2; inventory $13,356; prepaid assets $128; property, plant and equipment $936; intangibles $1,000; and accrued liabilities of $858. As Rutland was a consolidated subsidiary of its prior owner, the Company is unable to provide any meaningful pro forma information of prior period results.

In 2006, the Company collected cash of $0.2 million to the final acquisition cost of Rutland related to a decrease in the fair value of inventory acquired.

Note D — Reserve for Severance

In 2006 the Company recorded severance costs of $1.3 million related to the termination of employees in connection with the Company’s process improvement initiatives. These initiatives include a streamlined distribution process and upgraded information systems to improve efficiencies.

The severance costs are primarily related to the Maintenance, Repair and Operations distribution in North America (MRO) segment.

The Company anticipates the remaining benefits outstanding as of December 31, 2006 will be paid out by the end of 2007.

Lawson Products, Inc.

Notes to Consolidated Financial Statements — (Continued)

The table below shows an analysis of the Company’s reserve for severance and related payments, included in selling, general and administrative expenses:

Severance and
Description of Item	Related Expenses

Balance January 1, 2004	$2,476
Cash paid in 2004	(1,434)

Balance December 31, 2004	1,042
Cash paid in 2005	(826)

Balance December 31, 2005	216
Charged to earnings 2006	1,281
Cash paid in 2006	(382)
Adjustment to reserves 2006	(153)

Balance December 31, 2006	$962

Note E — Inventories

The following is a summary of inventories and reserve for excess and obsolete inventories.

	2006	2005

Inventories	$95,097	$83,321
Reserve for excess and obsolete inventories	(4,345)	(4,196)

	$90,752	$79,125

Note F — Property, Plant and Equipment

Property, plant and equipment consists of:

	2006	2005

Land	$9,245	$9,248
Buildings and improvements	44,186	44,081
Machinery and equipment	28,909	30,980
Furniture and fixtures	5,734	4,903
Vehicles	444	313
Capitalized software	13,495	6,394
Capital leases(1)	552	—
Construction in progress	2,323	5,595

	104,888	101,514
Accumulated depreciation and amortization	(62,210)	(55,852)
Impairment — Mexico equipment (See Note Q)	(14)	—

	$42,664	$45,662

(1)	The related capital lease obligations are classified as follows: $241 in current liabilities and $311 in noncurrent liabilities.

Lawson Products, Inc.

Notes to Consolidated Financial Statements — (Continued)

Note G — Loss on Sale of Equipment

In the second quarter of 2006, the Company incurred a loss of $0.8 million ($0.5 million, net of tax) on the sale of equipment related to the Company’s decision to outsource the manufacturing of a product line in the Company’s OEM business. Net book value for the disposed equipment totaled $1.0 million.

Note H — Goodwill and Other Intangibles

As defined under FASB statement No. 142 “Goodwill and Other Intangibles”, the Company annually allocates its market capitalization at the goodwill impairment test date to its seven reporting units. This allocation considers revenue, operating profit and assets held in estimating the fair value. The Company performed its annual impairment test in the fourth quarter of 2006, 2005 and 2004 and determined that goodwill was not impaired.

Intangible assets subject to amortization were as follows:

	Gross	Accumulated	Net Carrying
December 31, 2006	Balance	Amortization	Amount

Trademarks and tradenames	$1,400	$687	$713
Non-compete covenant	1,000	200	800

	$2,400	$887	$1,513

	Gross	Accumulated	Net Carrying
December 31, 2005	Balance	Amortization	Amount

Trademarks and tradenames	$1,400	$637	$763
Non-compete covenant	1,000	—	1,000

	$2,400	$637	$1,763

Trademarks and tradenames are being amortized over a weighted average life of 15.14 years. The non-compete covenant associated with the 2005 acquisition of Rutland is being amortized over 5 years. Amortization expense, all of which was included in the MRO distribution segment, for these intangible assets was $250, $50 and $83 in 2006, 2005 and 2004, respectively. Amortization expense related to the items capitalized at year-end 2006 is estimated to be $250 per year for each of the next four years and $50 per year thereafter until the trademarks and tradenames are fully amortized.

Note I — Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	2006	2005

Salaries, commissions and other compensation	$21,519	$14,282
Accrued severance	962	216
Accrued and withheld taxes, other than income taxes	3,507	2,724
Accrued profit sharing contributions	4,152	4,012
Accrued stock performance rights	2,602	1,336
Accrued self-insured health benefits	2,006	1,404
Cash dividends payable	1,704	1,795
Other	10,988	15,726

	$47,440	$41,495

Lawson Products, Inc.

Notes to Consolidated Financial Statements — (Continued)

Note J — Revolving Line of Credit

The unsecured revolving line of credit has a maximum borrowing capacity of $75 million and a maturity date of March 27, 2009. The revolving line of credit carries a floating interest rate of prime minus 150 basis points or LIBOR plus 75 basis points, at the Company’s option. Interest is payable quarterly on prime rate borrowings and at contract expirations for LIBOR borrowings. The line of credit contains certain financial covenants regarding interest coverage, minimum stockholders’ equity and working capital, all of which the Company was in compliance with on December 31, 2006. The Company had no loans outstanding under the line at December 31, 2006 and 2005. The Company paid interest of $150, $7 and $13, respectively, in 2006, 2005 and 2004.

Note K — Stock Plans

The Incentive Stock Plan (Plan), provides for the issuance of incentive compensation to non-employee directors, officers and key employees in the form of stock options, stock performance rights (“SPRs”), stock purchase agreements and stock awards. As of December 31, 2006, 457,885 shares of Common Stock were available for issuance under the Plan.

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

Grants of SPRs, with the retirement eligible provision, prior to the adoption of SFAS 123(R) will continue to be recognized as expense over the vesting period. Grants of SPRs, with the retirement eligible provision, after the adoption of SFAS 123(R) on January 1, 2006 will be recognized as expense on the grant date. During fiscal 2006 expense for these SPRs was $0.2 million.

As required by SFAS 123(R), the SPRs outstanding as of January 1, 2006 have been remeasured at fair value using the Black-Scholes valuation model. Compensation expense (included in selling, general and administrative expenses) for the SPRs in fiscal 2006 was $2.5 million which included $0.6 million ($0.4 million, net of tax) for the cumulative effect resulting from the adoption of SFAS 123(R). Compensation expense (income) for SPRs in 2005 and 2004 was $(431) and $2.6 million, respectively.

Lawson Products, Inc.

Notes to Consolidated Financial Statements — (Continued)

Additional information with respect to SPRs is summarized as follows:

	Average SPR
	Exercise Price	# of SPRs

Outstanding January 1, 2004	$27.26	277,950
Exercised	26.76	(66,450)
Canceled	27.45	(22,500)

Outstanding December 31, 2004(1)	27.41	189,000
Granted	41.46	31,000
Exercised	26.69	(13,750)

Outstanding December 31, 2005(2)	29.57	206,250
Granted	44.02	35,000
Exercised	26.90	(61,750)

Outstanding December 31, 2006(3)	$33.31	179,500

(1)	Includes 90,760 SPRs vested at December 31, 2004 at a weighted average exercise price of $27.26 per SPR.

(2)	Includes 128,180 SPRs vested at December 31, 2005 at a weighted average exercise price of $27.31 per SPR.

(3)	Includes 113,500 SPRs vested at December 31, 2006 at a weighted average exercise price of $28.88 per SPR.

The aggregate intrinsic value of SPRs outstanding as of December 31, 2006 is $1.4 million.

Unrecognized compensation cost related to non-vested SPRs was $1.0 million at December 31, 2006, which will be recognized over a weighted average period of 1.4 years.

Valuation Information

The Company estimated the fair value of SPRs using the Black-Scholes valuation model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. The weighted-average estimated value of SPRs outstanding as of December 31, 2006 was $19.18 per SPR using the Black-Scholes valuation model with the following assumptions:

December 31, 2006

Expected volatility	35.84% to 39.08%
Risk-free interest rate	4.70% to 4.82%
Expected term (in years)	2.0 to 5.5
Expected dividend yield	1.75%

Stock Options

The Plan permits the grant of incentive stock options, subject to certain limitations, with substantially the same terms as non-qualified stock options. Non-employee directors are not eligible to receive incentive stock options. Stock options are not exercisable within six months from date of grant and may not be granted with exercise prices less than the fair market value of the shares at the dates of grant. Benefits could be granted under the Plan through December 16, 2006.

Lawson Products, Inc.

Notes to Consolidated Financial Statements — (Continued)

Additional information with respect to the Plan is summarized as follows:

	Average
	Price	Option Shares

Outstanding January 1, 2004	$23.01	102,350
Exercised	23.62	(31,350)
Canceled or expired	22.70	(21,450)

Outstanding December 31, 2004	22.75	49,550
Exercised	22.50	(10,750)
Canceled or expired	22.50	(1,600)

Outstanding December 31, 2005	22.83	37,200
Exercised	22.66	(30,700)
Canceled or expired	22.50	(500)

Outstanding December 31, 2006	$23.72	6,000

	Weighted
	Average
Exercisable Options at:	Price	Option Shares

December 31, 2004	$22.75	49,550
December 31, 2005	$22.83	37,200
December 31, 2006	$23.72	6,000

As of December 31, 2006, the Company had the following outstanding options:

Exercise Price	$23.56	$22.44	$26.75

Options Outstanding	3,000	2,000	1,000
Weighted Average Exercise Price	$23.56	$22.44	$26.75
Weighted Average Remaining Life	3.4	2.6	1.4
Options Exercisable	3,000	2,000	1,000
Weighted Average Exercise price	$23.56	$22.44	$26.75

Total intrinsic value of stock options exercised in 2006 was $0.6 million.

As of December 31, 2006, all outstanding stock options were fully vested, and no remaining unrecognized compensations expense was recorded in 2006, 2005 or 2004.

No options were granted in 2006, 2005 or 2004.

Note L — Retirement and Security Bonus Plans

The Company and certain subsidiaries have a retirement plan that has a profit sharing feature for office and warehouse personnel. The amounts of the companies’ annual contributions are determined by the board of directors subject to limitations based upon operating results.

The retirement plan also has a 401(k) defined contribution saving feature. This feature, available to all participants, was provided to give employees a pre-tax investment vehicle to save for retirement. The Company does not match the contributions made by plan participants.

The Company and its subsidiaries also have security bonus plans for the benefit of their regional managers and independent sales representatives, under the terms of which participants are credited with a percentage of their yearly earnings. Of the aggregate amounts credited to participants’ accounts, 25% vests

Lawson Products, Inc.

Notes to Consolidated Financial Statements — (Continued)

after five years and an additional 5% vests each year thereafter. For financial reporting purposes, amounts are charged to operations over the vesting period.

Provisions for profit sharing and security bonus plans aggregated $7,516, $7,153 and $5,979 for the years ended December 31, 2006, 2005 and 2004, respectively.

Note M — Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In addition, deferred income taxes include net operating loss carryforwards of a foreign subsidiary which do not expire. The Company also has a $1,639 capital loss carryforward remaining related to the 2003 sale of the Company’s UK MRO business. A valuation allowance is recorded for all of the capital loss and net operating loss carryforward due to the uncertainty of the Company’s ability to realize the capital loss against future capital gains prior to expiration in 2008 and the uncertainty of generating taxable income at our foreign subsidiary. Significant components of the Company’s deferred tax assets and liabilities as of December 31 are as follows:

Deferred tax assets:	2006	2005

Compensation and benefits	$22,871	$18,759
Inventories	3,361	3,537
Net operating loss carryforward of subsidiary	744	744
Capital loss	574	574
Accounts receivable	511	553
Other	518	72

Total deferred tax assets	28,579	24,239
Valuation allowance for deferred tax assets	(1,318)	(1,318)

Net deferred tax assets	27,261	22,921

Deferred tax liabilities:
Property, plant & equipment	179	619
Goodwill	2,678	2,324
Other	525	854

Total deferred tax liabilities	3,382	3,797

Total net deferred tax assets	$23,879	$19,124

Net deferred tax assets:
Total current deferred income taxes	$3,538	$3,115
Total noncurrent deferred income taxes	20,341	16,009

Total net deferred tax assets	$23,879	$19,124

Net deferred tax assets include the tax impact of items in comprehensive income of $518 and $72 at December 31, 2006 and 2005, respectively.

Lawson Products, Inc.

Notes to Consolidated Financial Statements — (Continued)

Income from continuing operations before income taxes and cumulative effect of accounting change for the years ended December 31, consisted of the following:

	2006	2005	2004

United States	$20,446	$34,077	$31,009
Foreign	3,957	2,478	2,038

	$24,403	$36,555	$33,047

The provisions for income taxes for continuing operations for the years ended December 31, consisted of the following:

	2006	2005	2004

Current:
Federal	$12,702	$14,599	$11,128
State	3,025	2,893	2,136

	15,727	17,492	13,264
Deferred benefit	(4,309)	(2,397)	(1,661)

	$11,418	$15,095	$11,603

The reconciliation between the effective income tax rate and the statutory federal rate for continuing operations is as follows:

	2006	2005	2004

Statutory federal rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit(1)	8.1	5.1	4.2
Foreign subsidiaries	1.4	0.5	0.4
Executive life insurance	(3.1)	(1.0)	(2.0)
Non-deductible promotion expense(2)	7.9	1.5	—
Other items, net	(2.5)	0.2	(2.5)

Provision for income taxes	46.8%	41.3%	35.1%

(1)	The effective rate for state income taxes increased in 2006 due to California unitary tax obligations triggered by Rutland’s operations in 2006, as well as additional state tax due related to the 2005 sale of the Company’s investment in Superior and Sedgwick Associates, a real estate partnership. The Company’s effective state tax rate fluctuates based on the income tax rates in the various jurisdictions in which the Company operates, and based on the level of profits in those jurisdictions.

(2)	In 2006, the Company eliminated tax deductions associated with the Company’s customer loyalty and promotions programs in its MRO business for tax years 2005, 2004 and 2003. Many of the customer loyalty and promotion programs in place for these years were terminated or replaced early in 2006.

Income taxes paid for the years ended December 31, 2006, 2005, and 2004 amounted to $11,284, $15,793 and $12,080, respectively.

Lawson Products, Inc.

Notes to Consolidated Financial Statements — (Continued)

Note N — Commitments & Contingencies

Operating Leases

The Company’s future minimum lease commitments, principally for equipment, under non-cancelable operating leases in effect at December 31, 2006, are as follows:

					2012 and
2007	2008	2009	2010	2011	Thereafter

$2,505	$1,979	$1,331	$1,082	$1,015	$311

Total rental expense for the years ended December 31, 2006, 2005 and 2004 amounted to $4,445, $2,653 and $2,453, respectively. Rental expense in 2006 reflects a full year of Rutland operations.

Capital Leases

The Company’s future minimum lease commitments, principally for equipment, under capital leases in effect at December 31, 2006, are as follows:

					2012 and
2007	2008	2009	2010	2011	Thereafter

$241	$154	$142	$12	$3	—

Contingency

In December, 2005, the FBI executed a search warrant for records at the Company’s offices and informed the Company that it was conducting an investigation as to whether any of the Company’s representatives improperly provided gifts or awards to purchasing agents (including government purchasing agents) through the Company’s customer loyalty programs. The U.S. Attorney’s office for the Northern District of Illinois subsequently issued a subpoena for documents in connection with this investigation. The Company’s internal investigation regarding these matters has consisted of a review of the Company’s records and interviews with Company employees and independent agents and is not complete. In conjunction with the Company’s internal investigation, several customer loyalty programs have been terminated because the Company believes that these programs provided or had the potential of providing promotional considerations, such as gifts and awards, to purchasing agents that the Company has deemed inappropriate. The Company has modified another customer loyalty program to limit the amount and nature of customer gifts distributed under the program. In addition, twenty-three independent agents have been terminated or have resigned and the Company has terminated four employees in connection with its investigation. The Company is cooperating with the ongoing investigation of the U.S. Attorney, however, the Company cannot predict when the investigation will be completed or what the outcome or the effect of the investigation will be. The outcome of the investigation could result in criminal sanctions or civil remedies against the Company, including material fines, injunctions or the loss of the Company’s ability to conduct business with governmental entities.

The Company presently estimates that it will incur substantial legal fees in 2007 related to this matter.

Lawson Products, Inc.

Notes to Consolidated Financial Statements — (Continued)

Note O — Earnings (Loss) Per Share

The computation of basic and diluted earnings (loss) per share consisted of the following:

	Year Ended December 31,
Income:	2006	2005	2004

Income from continuing operations before cumulative effect of accounting change	$12,985	$21,460	$21,444
Income (loss) from discontinued operations	(12)	5,278	(19)
Cumulative effect of accounting change, net of taxes	(361)	—	—

Net income	$12,612	$26,738	$21,425

	Basic	Diluted	Basic	Diluted	Basic	Diluted

Weighted average shares:
Weighted average shares	8,878	8,878	9,082	9,082	9,410	9,410
Dilutive stock options	—	2	—	17	—	20

Total weighted average shares	8,878	8,880	9,082	9,099	9,410	9,430

Earnings (loss) per share of common stock:
Income from continuing operations before cumulative effect of accounting change	$1.46	$1.46	$2.36	$2.36	$2.28	$2.27
Income (loss) from discontinued operations	(0.00)	(0.00)	0.58	0.58	(0.00)	(0.00)
Cumulative effect of accounting change, net of taxes	(0.04)	(0.04)	—	—	—	—

Net income	$1.42	$1.42	$2.94	$2.94	$2.28	$2.27

Note P — Segment Reporting

The Company has two reportable segments: maintenance, repair and operations distribution in North America (MRO), and original equipment manufacturer distribution and manufacturing in North America (OEM). The operations of the Company’s MRO distribution segment distributes a wide range of MRO parts to repair and maintenance organizations by the Company’s force of independent sales agents and distributors. The operations of the Company’s OEM segment manufactures and distributes component parts to OEM manufacturers both through a network of independent manufacturers representatives and Company employees.

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

Lawson Products, Inc.

Notes to Consolidated Financial Statements — (Continued)

Financial information for the Company’s reportable segments from continuing operations consisted of the following:

	Year Ended December 31,
	2006	2005	2004

Net sales
MRO	$427,919	$368,615	$337,905
OEM	90,258	81,570	71,660

Consolidated total	$518,177	$450,185	$409,565

Operating income
MRO	$18,712	$31,159	$30,035
OEM	3,540	4,207	2,152

Consolidated total	$22,252	$35,366	$32,187

Capital expenditures
MRO	$4,711	$8,682	$3,660
OEM	580	589	604

Consolidated total	$5,291	$9,271	$4,264

Depreciation and amortization
MRO	$6,765	$5,236	$4,989
OEM	779	823	895

Consolidated total	$7,544	$6,059	$5,884

Total assets
MRO	$203,117	$208,333	$188,444
OEM	51,254	50,302	41,578

Segment total	254,371	258,635	230,022
Corporate	23,879	19,124	17,371

Consolidated total	$278,250	$277,759	$247,393

Goodwill
MRO	$25,748	$25,748	$25,748
OEM	2,251	2,251	2,251

Consolidated total	$27,999	$27,999	$27,999

Lawson Products, Inc.

Notes to Consolidated Financial Statements — (Continued)

The reconciliation of segment profit to consolidated income from continuing operations before income taxes and cumulative effect of accounting change consisted of the following:

	Year Ended December 31,
	2006	2005	2004

Operating income	$22,252	$35,366	$32,187
Interest and dividend income	466	354	135
Interest expense	(150)	(7)	(13)
Other — net	1,835	842	738

Income from continuing operations before income taxes and cumulative effect of accounting change	$24,403	$36,555	$33,047

Financial information related to the Company’s operations by geographic area consisted of the following:

	Year Ended December 31,
	2006	2005	2004

Net sales
United States	$482,695	$416,876	$380,336
Canada	28,682	26,753	21,806
Mexico	6,800	6,556	7,423

Consolidated total	$518,177	$450,185	$409,565

	Year Ended December 31,
	2006	2005	2004

Long-lived assets
United States	$62,723	$65,471	$61,102
Canada	7,942	8,158	8,269
Mexico	—	32	59

Consolidated total	$70,665	$73,661	$69,430

Net sales are attributed to countries based on the location of customers. Long-lived assets consist of total property, plant and equipment and goodwill. An impairment charge was recorded in 2006 for the remaining book value of the assets in Mexico related to the 2006 decision to close the operation in 2007. See Note Q for additional information.

Note Q — Mexico Operations

In December 2006 the Company committed to close Lawson de Mexico operations. The decision to close this operation was due to continuing poor operating performance. Net sales, gross profit and loss from operations for Lawson de Mexico are summarized below:

	Year Ended December 31,
	2006	2005	2004

Net sales	$6,800	$6,556	$7,423
Gross profit	$1,427	$1,706	$2,048
Loss from operations	$(711)	$(474)	$(99)

The operations and cash flows from the sale of goods will be eliminated from the ongoing operations beginning December 2006 through March 2007. As required by a major customer contract, Lawson de Mexico

Lawson Products, Inc.

Notes to Consolidated Financial Statements — (Continued)

will continue to sell product until March 2007. Some migration of sales to the Company’s domestic operations will occur which will not be significant. Due to the continued operations through March 2007, the closure of the business did not qualify for discontinued operations treatment under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” at December 31, 2006.

In December 2006 the Company recorded a $50 charge for inventory write-down, an impairment charge of $14 for various assets and costs of $40 related to lease termination.

Note R — Summary of Unaudited Quarterly Results of Operations

Unaudited quarterly results of operations for the years ended December 31, 2006 and 2005 are summarized as follows:

	Quarter Ended
2006	Mar. 31	Jun. 30	Sept. 30	Dec. 31
	(Dollars in thousands, except per share data)

Net sales(1)	$131,875	$130,990	$129,125	$126,187
Cost of goods sold	55,078	53,729	52,194	51,918
Income from continuing operations before income taxes and cumulative effect of accounting change(2)(3)(4)	8,863	5,522	5,843	4,175
Income tax expense(5)	3,546	2,273	2,768	2,831
Income from continuing operations before cumulative effect of accounting change	5,317	3,249	3,075	1,344
Income (loss) from discontinued operations	32	(44)	—	—
Income before cumulative effect of accounting change	5,349	3,205	3,075	1,344
Cumulative effect of accounting change, net of tax	(361)	—	—	—
Net income(6)	4,988	3,205	3,075	1,344
Basic income (loss) per share of common stock Continuing operations before cumulative effect of accounting change	$0.59	$0.36	$0.34	$0.16
Discontinued operations	0.00	(0.00)	—	—
Cumulative effect of accounting change	(0.04)	—	—	—
Net income	$0.55	$0.36	$0.34	$0.16
Basic weighted average shares outstanding	8,974	8,989	8,998	8,635
Diluted income (loss) per share of common stock Continuing operations before cumulative effect of accounting change	$0.59	$0.36	$0.34	$0.16
Discontinued operations	0.00	(0.00)	—	—
Cumulative effect of accounting change	(0.04)	—	—	—
Net income	$0.55	$0.36	$0.34	$0.16
Diluted weighted average shares outstanding	8,988	8,995	9,004	8,638

Lawson Products, Inc.

Notes to Consolidated Financial Statements — (Continued)

Included in the 2006 quarterly results above were the following items:

	Quarter Ended
	Mar. 31	Jun. 30	Sept. 30	Dec. 31
	(Dollars in thousands)

Rutland Tool & Supply Co. net sales(1)	$14,670	$13,647	$13,395	$13,068
Legal fees(2)	1,056	969	528	672
SPRs compensation expense(3)	556	342	506	523
Loss on sale of equipment(4)	—	806	—	—
Income tax expense(5)	—	—	—	1,939
Rutland Tool & Supply Co. net income(6)	612	410	248	168

(1)	Reflects the acquisition of Rutland Tool & Supply Co. in December 2005.

(2)	Reflects expenses for legal fees related to the previously disclosed investigation.

(3)	Reflects the expenses associated with the adoption of SFAS 123(R) as of January 1, 2006 (see Notes B and K to the Financial Statements, Stock-based Compensation, for details), excluding the cumulative effect of adoption.

(4)	In the second quarter of 2006, the Company incurred a loss of $806 ($500, net of tax) on the sale of equipment related to the Company’s decision to outsource the manufacturing of a product line in the Company’s OEM business. Net book value for the disposed equipment totaled $1,000.

(5)	The fourth quarter of 2006 includes income tax expense of $1,939 related to the elimination of tax deductions associated with the Company’s customer loyalty and promotions programs in its MRO business for tax years 2005, 2004 and 2003. Many of the customer loyalty and promotion programs in place for these years were terminated or replaced early in 2006.

(6)	Reflects the impact of Rutland Tool & Supply Co. on net income.

	Quarter Ended
2005	Mar. 31	Jun. 30	Sept. 30	Dec. 31
	(Dollars in thousands, except per share data)

Net sales(3)	$105,658	$111,957	$116,965	$115,605
Cost of goods sold(3)	40,497	42,552	42,883	44,494
Income from continuing operations before income taxes(1)(2)(3)	8,733	9,776	11,216	6,830
Provision for income taxes	3,523	3,929	4,338	3,305
Income from continuing operations	5,210	5,847	6,878	3,525
Income (loss) from discontinued operations(4)	(254)	(239)	(289)	6,060
Net income	4,956	5,608	6,589	9,585
Basic income (loss) per share of common stock Continuing operations	$0.57	$0.64	$0.76	$0.39
Discontinued operations	(0.03)	(0.03)	(0.03)	0.67
Net income	$0.54	$0.61	$0.73	$1.06
Basic weighted average shares outstanding	9,208	9,107	9,018	8,987
Diluted income (loss) per share of common stock Continuing operations	$0.56	$0.64	$0.76	$0.39
Discontinued operations	(0.03)	(0.03)	(0.03)	0.67
Net income	$0.53	$0.61	$0.73	$1.06
Diluted weighted average shares outstanding	9,232	9,126	9,035	9,001

Lawson Products, Inc.

Notes to Consolidated Financial Statements — (Continued)

Included in the 2005 quarterly results above were the following items:

	Quarter Ended
	Mar. 31	Jun. 30	Sept. 30	Dec. 31
	(Dollars in thousands)

SPRs compensation expense(1)	$(258)	$(599)	$(142)	$568
Charitable contribution(2)	—	—	—	1,000

(1)	Reflects expenses prior to the adoption of SFAS 123(R) (see Notes B and K to the Financial Statements, Stock-based Compensation, for details).

(2)	Cash charitable contribution

(3)	The fourth quarter of 2005 includes the results of Rutland Tool & Supply Co. for the month of December. Rutland accounted for $4,058 of sales, $2,746 of cost of goods sold and $207 of income from continuing operations before income taxes.

(4)	The Company closed its operations in the United Kingdom and sold its real estate held in a limited partnership in the fourth quarter of 2005 (see Note C to the Financial Statements).

Lawson Products, Inc. and Subsidiaries
Schedule II — Valuation and Qualifying Accounts

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Period	Expenses	Deductions (A)	Period
	(In thousands)

Allowance for doubtful accounts:
Year ended December 31, 2006	$1,545	$594	$762	$1,377

Year ended December 31, 2005	1,651	792	898	1,545

Year ended December 31, 2004	1,905	894	1,148	1,651

Note A — Uncollected receivables written off, net of recoveries.

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Period	Expenses	Deductions (B)	Period
	(In thousands)

Reserve for excess and obsolete inventory:
Year ended December 31, 2006	$4,196	$785	$636	$4,345

Year ended December 31, 2005	3,072	2,132	1,008	4,196

Year ended December 31, 2004	3,448	631	1,007	3,072

Note B — Disposal of excess and obsolete inventory.

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Period	Expenses	Deductions (C)	Period
	(In thousands)

Valuation allowance for deferred tax assets:
Year ended December 31, 2006	$1,318	$—	$—	$1,318

Year ended December 31, 2005	8,199	—	6,881	1,318

Year ended December 31, 2004	8,316	—	117	8,199

Note C — Capital loss and net operating loss carryforwards utilized.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Management’s Report on Internal Control over Financial Reporting

The report of management under Item 9A is contained in Item 8 of this 2006 Annual Report on Form 10-K under the heading “Management’s Report on Internal Control over Financial Reporting”.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The attestation report required under Item 9A is contained in Item 8 of this 2006 Annual Report on Form 10-K under the heading Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

a.  Directors

The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2007, under the caption “Election of Directors” and “Section 16(a), Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.

b.  Executive Officers

The information required by this Item is set forth under the caption Item 1 — Business under “Executive Officers of the Registrant.”

c.  Audit Committee

Information on the Company’s Audit Committee is contained under the caption “Board of Directors Meetings and Committees” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2007, which is incorporated herein by reference.

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

e.  Corporate Governance

Information on the Company’s corporate governance practices is contained under the caption “Corporate Governance” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2007, which is incorporated herein by reference.

The Audit, Compensation and Nominating and Corporate Governance committees have each adopted a charter for their respective committees. These charters may be viewed on the Corporation’s website, www.lawsonproducts.com, and copies may be obtained by request to the Secretary of the Company at the Company’s address.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2007, under the caption “Remuneration of Executive Officers,” which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2007 under the caption “Securities Beneficially Owned by Principal Stockholders and Management” which information is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2006 regarding the number of shares of common stock that were available for issuance under the Company’s equity compensation plans.

Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities to	Weighted-Average	Equity Compensation
	be Issued upon Exercise	Exercise Price of	Plans (Excluding
	of Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	the First Column)

Equity compensation plans approved by security holders	6,000	$23.72	451,885
Equity compensation plans not approved by security holders	—	—	—

Total	6,000	$23.72	451,885

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2007 under the caption “Election of Directors” and “Certain Relationships and Related Transactions” which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required under this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2007 under the caption “Fees Paid to Independent Auditors” which information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements

The following information is presented in Item 8 of this report:

Consolidated Balance Sheets as of December 31, 2006 and 2005.

Consolidated Statements of Income for the Years ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Changes in Stockholders’ Equity for the Years ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Cash Flows for the Years ended December 31, 2006, 2005 and 2004.

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
Robert J. Washlow, Chairman of the
Board and Chief Executive Officer

Date: March 15, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below this 15th day of March, 2007, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Robert J. Washlow Robert J. Washlow	Chairman of the Board, Chief Executive Officer and Director (principal executive officer)

/s/ Scott F. Stephens Scott F. Stephens	Chief Financial Officer and principal accounting officer

/s/ James T. Brophy James T. Brophy	Director

/s/ Ronald B. Port, M.D. Ronald B. Port, M.D.	Director

/s/ Sidney L. Port Sidney L. Port	Director

/s/ Robert G. Rettig Robert G. Rettig	Director

/s/ Mitchell H. Saranow Mitchell H. Saranow	Director

/s/ Lee S. Hillman Lee S. Hillman	Director

/s/ Wilma J. Smelcer Wilma J. Smelcer	Director

/s/ Thomas S. Postek Thomas S. Postek	Director

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3(a)	Certificate of Incorporation of the Company, as amended, incorporated herein by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988.
3(b)	Amended and Restated By-laws of the Company, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
*10(c)(1)	Lawson Products, Inc. Incentive Stock Plan, incorporated herein by reference to Appendix A to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on May 11, 1999.
*10(c)(2)	Salary Continuation Agreement between the Company and Mr. Sidney L. Port, dated January 7, 1980, incorporated herein by reference from Exhibit 10(c)(2) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991.
*10(c)(3)	Employment Agreement between the Company and Mr. Jerome Shaffer, incorporated herein by reference from Exhibit 10(c)(9) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1985.
*10(c)(3.1)	First Amendment to Employment Agreement between the Company and Mr. Jerome Shaffer, dated as of August 1, 1996, incorporated herein by reference from Exhibit 10(c)(6.1) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
*10(c)(4)	Employment Agreement between the Company and Jeffrey B. Belford dated March 1, 2005, incorporated herein by reference to Exhibit 10(c)(4) to the Company’s Current Report on Form 8-K dated March 4, 2005.
*10(c)(5)	Amended and Restated Executive Deferral Plan, incorporated herein by reference from Exhibit 10(c)(7) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
*10(c)(6)	Employment Agreement dated March 1, 2005 between the Company and Roger F. Cannon, incorporated herein by reference to Exhibit 10(c)(6) to the Company’s Current Report on Form 8-K dated March 4, 2005.
*10(c)(7)	Agreement between the Company and Bernard Kalish dated July 31, 1999, incorporated herein by reference from Exhibit 10(c)(8) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
*10(c)(8)	Lawson Products, Inc. Stock Performance Plan, incorporated herein by reference from Exhibit 10(c)(8) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
*10(c)(9)	Lawson Products, Inc. 2002 Stock Equivalents Plan for Non Employee Directors, incorporated herein by reference from Exhibit 10(c)(9) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
*10(c)(10)	Lawson Products, Inc. Long-Term Capital Accumulation Plan, incorporated herein by reference from Exhibit 10(c)(10) to the Company’s Current Report on Form 8-K dated October 21, 2004.
*10(c)(11)	Employment Agreement dated January 1, 2004 between the Company and Robert Washlow, incorporated herein by reference to Exhibit 10(c)(10) to the Company’s Current Report on Form 8-K dated December 28, 2004.
*10(c)(12)	Employment Agreement dated March 9, 2005 between the Company and Thomas J. Neri, incorporated herein by reference to Exhibit 10(c)(12) to the Company’s Current Report on Form 8-K dated March 14, 2005.
*10(c)(13)	Employment Agreement dated March 9, 2005 between the Company and Neil E. Jenkins, incorporated herein by reference to Exhibit 10(c)(13) to the Company’s Current Report on Form 8-K dated March 14, 2005.
*10(c)(14)	Form of Shareholder Value Appreciation Rights Award Agreement, incorporated by reference to Exhibit 10(c)(14) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Exhibit
Number	Description of Exhibit

*10(c)(15)	Form of Restricted Stock Award and Acknowledgment, incorporated by reference to Exhibit 10(c)(15) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
*10(c)(16)	Form Letter regarding Stock Performance Rights, incorporated by reference to Exhibit 10(c)(16) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
10(c)(17)	Credit Agreement dated March 27,2001 between Lawson Products, Inc. and LaSalle Bank National Association, as amended by the First Amendment to Credit Agreement dated August 12, 2002 as amended by Second Modification to Loan Documents dated July 11, 2003, and as further amended by Third Modification to Credit Agreement dated as of June 15, 2005, incorporated by reference to Exhibit 10(c)(17) to the Company’s Form 10-Q for the quarter ended June 30, 2005.
*10(c)(18)	Employment Agreement dated July 27, 2005 between the Company and Mr. Michael W. Ruprich, incorporated herein by reference to Exhibit 10(c)(18) to the Company’s Current Report on Form 8-K dated July 26, 2005.
*10(c)(19)	Employment Agreement dated September 14, 2005 between the Company and Mr. Kenneth E. Malik, incorporated herein by reference to Exhibit 10(c)(19) to the Company’s Current Report on Form 8-K dated September 14, 2005.
10(c)(20)	Real Estate Sales Agreement, dated October 24, 2005, by and between the City of Chicago and Superior and Sedgwick Associates, incorporated by reference to Exhibit 10(c)(20) to the Company’s Current Report on Form 8-K dated October 24, 2005.
10(c)(21)	Agreement of Limited Partnership of Superior and Sedgwick Associates, an Illinois Limited Partnership, dated November 1, 1984, incorporated by reference to Exhibit 10(c)(21) to the Company’s Current Report on Form 8-K dated October 24, 2005.
14	Code of Ethics of the Company, incorporated herein by reference from Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
21	Subsidiaries of the Company.
23	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management employment contracts or compensatory plans or arrangements.