Form 10-Q
period 2007-03-31
LAWSON PRODUCTS INC/NEW/DE/
filed 2007-05-07
CIK 703604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report under Section 13 OR 15(d) of the Securities Exchange Act of 1934
For quarterly period ended March 31, 2007
or

☐	Transition Report under Section 13 OR 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file Number: 0-10546
LAWSON PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-2229304

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1666 East Touhy Avenue, Des Plaines, Illinois	60018

(Address of principal executive offices)	(Zip Code)
(847) 827-9666
(Registrant’s telephone number, including area code)
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
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the registrant’s common stock, $1 par value, as of April 30, 2007 was 8,521,001.

     “Safe Harbor” Statement under the Securities Litigation Reform Act of 1995: This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms “may,” “should,” “could,” “anticipate,” “believe,” “continues,” “estimate,” “expect,” “intend,” “objective,” “plan,” “potential,” “project” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions or beliefs and are subject to a number of factors, assumptions and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include the impact of governmental investigations, such as the recently announced investigation by U.S. Attorney’s Office for the Northern District of Illinois; excess and obsolete inventory; disruptions of the Company’s information systems; risks of rescheduled or cancelled orders; increases in commodity prices; the influence of controlling stockholders; competition and competitive pricing pressures; the effect of general economic conditions and market conditions in the markets and industries the Company serves; the risks of war, terrorism, and similar hostilities; and, all of the factors discussed in the Company’s “Risk Factors” set forth in its Annual Report on Form 10-K for the year ended December 31, 2006.
     The Company undertakes no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events or otherwise.

PART I-FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
LAWSON PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Amounts in thousands, except share and per share data)	2007	2006
	(UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents	$716	$4,179
Accounts receivable, less allowance for doubtful accounts	63,237	60,614
Inventories	90,423	90,752
Miscellaneous receivables and prepaid expenses	6,240	5,484
Deferred income taxes	3,144	3,538
Discontinued current assets	633	630

Total Current Assets	164,393	165,197

Property, plant and equipment, less accumulated depreciation and amortization	44,335	42,664
Deferred income taxes	20,649	20,341
Goodwill	27,999	27,999
Other assets	23,297	22,679
Discontinued non-current assets	3	3

Total Assets	$280,676	$278,883

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$11,660	$14,350
Revolving line of credit	11,000	—
Accrued expenses and other liabilities	36,567	47,440
Income taxes	2,932	772
Discontinued current liabilities	869	865

Total Current Liabilities	63,028	63,427

Accrued liability under security bonus plans	25,890	25,522
Other	19,730	19,617

	45,620	45,139

Stockholders’ Equity:
Preferred stock, $1 par value:
Authorized - 500,000 shares Issued and outstanding — None	—	—
Common stock, $1 par value:
Authorized - 35,000,000 shares Issued and outstanding - 8,521,001 shares in 2007 and 2006	8,521	8,521
Capital in excess of par value	4,749	4,749
Retained earnings	159,660	158,008
Accumulated other comprehensive loss	(902)	(961)

Total Stockholders’ Equity	172,028	170,317

Total Liabilities and Stockholders’ Equity	$280,676	$278,883

See notes to condensed consolidated financial statements.

LAWSON PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	For the
	Three Months Ended
	March 31,
(Amounts in thousands, except per share data)	2007	2006
Net sales	$131,126	$131,875
Cost of goods sold	55,042	55,078

Gross profit	76,084	76,797

Operating expenses:
Selling, general and administrative expenses	66,645	68,493
Other charges	1,442	—

Operating income	7,997	8,304

Investment and other income	94	559
Interest expense	(81)	—

Income from continuing operations before income taxes and cumulative effect of accounting change	8,010	8,863

Provision for income taxes	3,440	3,546

Income from continuing operations before cumulative effect of accounting change	4,570	5,317

Income from discontinued operations, net of income taxes	—	32

Income before cumulative effect of accounting change	4,570	5,349

Cumulative effect of accounting change, net of income taxes	—	(361)

Net income	$4,570	$4,988

Basic income (loss) per share of common stock:
Continuing operations before cumulative effect of accounting change	$0.54	$0.59
Discontinued operations	0.00	0.00
Cumulative effect of accounting change	0.00	(0.04)
	$0.54	$0.56

Diluted income (loss) per share of common stock:
Continuing operations before cumulative effect of accounting change	$0.54	$0.59
Discontinued operations	0.00	0.00
Cumulative effect of accounting change	0.00	(0.04)
	$0.54	$0.55

Cash dividends declared per share of common stock	$0.20	$0.20

Weighted average shares outstanding:
Basic	8,521	8,974

Diluted	8,524	8,988

See notes to condensed consolidated financial statements.

LAWSON PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the
	Three Months Ended
	March 31,
(Amounts in thousands)	2007	2006
Operating activities:
Net income	$4,570	$4,988
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	1,920	2,111
Changes in operating assets and liabilities	(16,637)	(11,767)
Other	917	(99)

Net cash used for operating activities	(9,230)	(4,767)

Investing activities:
Additions to property, plant and equipment	(3,528)	(1,300)

Net cash used for investing activities	(3,528)	(1,300)

Financing activities:
Proceeds from revolving line of credit	20,000	—
Payments on revolving line of credit	(9,000)	—
Dividends paid	(1,704)	(1,795)
Other	—	63

Net cash provided by (used for) financing activities	9,296	(1,732)

Decrease in cash and cash equivalents	(3,462)	(7,799)

Cash and cash equivalents at beginning of period	4,320	16,297

Cash and cash equivalents at end of period	858	8,498

Cash held by discontinued operations	(142)	(125)

Cash and cash equivalents held by continuing operations at end of period	$716	$8,373

See notes to condensed consolidated financial statements.

Lawson Products, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in Thousands)
Note A — Basis of Presentation and Summary of Significant Accounting Policies
     As contemplated by the Securities and Exchange Commission, the accompanying consolidated financial statements and footnotes have been condensed and, therefore, do not contain all disclosures required by generally accepted accounting principles. Reference should be made to Lawson Products, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2006. The Condensed Consolidated Balance Sheet as of March 31, 2007, the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2007 and 2006 are unaudited. In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) have been made, which are necessary to present fairly the results of operations for the interim periods. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
     FIN 48 — We account for uncertain tax positions in accordance with FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”). The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income. See Note I — Income Taxes to the condensed consolidated financial statements for additional detail on our uncertain tax positions.
     There have been no significant changes in our significant accounting policies during the three months ended March 31, 2007, except as noted above related to FIN 48, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
Note B — Comprehensive Income
     Comprehensive income was $4,629 and $4,704 for the first quarters of 2007 and 2006, respectively. Comprehensive income was positively impacted by foreign currency translation adjustments of $59 in 2007 and negatively impacted by foreign currency translation adjustments of $284 for the three-month period ended March 31, 2006.
     Accumulated comprehensive income consists only of foreign currency translation adjustments, net of related income tax.
Note C — Earnings Per Share
     The calculation of dilutive weighted average shares outstanding for the three months ended March 31, 2007 and 2006 are as follows (in thousands):

	Three months ended March 31
	2007	2006
Basic weighted average shares outstanding	8,521	8,974
Dilutive impact of options outstanding	3	14

Dilutive weighted average shares outstanding	8,524	8,988

Note D — Revolving Line of Credit
     The revolving line of credit has a maximum borrowing capacity of $75 million and a maturity date of March 27, 2009. The revolving line of credit carries a floating interest rate of prime minus 150 basis points or LIBOR plus 75 basis points, at the Company’s option. At March 31, 2007, the effective rate was 6.07 percent. Interest is payable quarterly on prime rate borrowings and at contract expirations for LIBOR borrowings. The line of credit contains certain financial covenants regarding interest coverage, minimum stockholders’ equity and working capital, all of which the Company was in compliance with at March 31, 2007. The Company had $11 million of borrowings under the line of credit at March 31, 2007.
Note E — Reserve for Severance
     The table below shows an analysis of the Company’s reserves for severance and related payments, included in selling, general and administrative expenses for the first three months of 2007 and 2006:

	2007	2006
Balance at beginning of year	$962	$216
Charged to earnings	364	—
Cash paid	(604)	(38)
Adjustment to reserves	(120)	(28)

Balance at March 31	$602	$150

     The charge to earnings in 2007 consists of $85 related to the anticipated closure of Lawson de Mexico operations later in 2007 and $279 related to severance costs arising from initiatives implemented in the first quarter of 2007 to improve domestic operational efficiencies.
     The severance costs of $85 for Mexico are related to the Original Equipment Manufacturer distribution and manufacturing in North America (OEM) segment. The severance costs of $279 are related to the Maintenance, Repair and Operations distribution in North America (MRO) segment. The Company estimates the severance costs for 2007 will be approximately $2.2 million, which includes $1.7 million payable in connection with the recently announced resignation of Mr. Robert J. Washlow, our former Chairman and Chief Executive Officer, which will be recorded in the Company’s second quarter of 2007.

Note F — Intangible Assets
     Intangible assets subject to amortization, included within other assets, were as follows (in thousands):

	March 31, 2007
			Net
	Gross	Accumulated	Carrying
	Balance	Amortization	Amount
Trademarks and tradenames	$1,400	$700	$700
Non-compete covenant	1,000	250	750

	$2,400	$950	$1,450

	December 31, 2006
			Net
	Gross	Accumulated	Carrying
	Balance	Amortization	Amount
Trademarks and tradenames	$1,400	$687	$713
Non-compete covenant	1,000	200	800

	$2,400	$887	$1,513

     Trademarks and tradenames are being amortized over 15 years. The non-compete covenant associated with the 2005 acquisition of Rutland is being amortized over 5 years. Amortization expense for intangible assets is expected to be $250 per year for each of the next four years and $50 per year thereafter until the trademarks and tradenames are fully amortized.
Note G — Stock-Based Compensation
     The Incentive Stock Plan (“Plan”) provides for the issuance of incentive compensation to non-employee directors, officers and key employees in the form of stock options, stock performance rights (“SPRs”) and stock awards. As of December 31, 2006, 457,885 shares of common stock were available for issuance under the Plan.
Stock Performance Rights
     SPRs vest at 20% to 33% per year and entitle the recipient to receive a cash payment equal to the excess of the market value of the Company’s common stock over the SPR exercise price when the SPRs are surrendered. The Company estimates the fair value of SPRs using the Black-Scholes valuation model each quarter. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. The weighted-average estimated value of SPRs outstanding at March 31, 2007 was $12.86 per SPR with the following assumptions:

March 31, 2007
Expected volatility	36.32% to 41.90%
Risk-free interest rate	4.54% to 4.63%
Expected term (in years)	1.9 to 5.2
Expected dividend yield	2.11%

     In the first quarter 2007, a reduction to compensation expense of $0.7 million was recorded for outstanding SPRs. No SPRs were granted in the first quarter of 2007.
     The following is a summary of the activity in the Company’s stock performance rights during the quarter:

	Average SPR
	Exercise Price	# of SPRs
Outstanding December 31, 2006 (1)	$33.31	179,500
Exercised	27.08	(500)

Outstanding March 31, 2007 (2)	$33.33	179,000

(1)	Includes 113,500 SPRs vested and exercisable at December 31, 2006 at a weighted average exercise price of $28.88 per SPR.

(2)	Includes 113,000 SPRs vested and exercisable at March 31, 2007 at a weighted average exercise price of $28.89 per SPR.
     The aggregate intrinsic value of SPRs outstanding as of March 31, 2007 is $1.5 million.
     As of March 31, 2007, there was $0.4 million of unrecognized compensation cost related to non-vested SPRs, which will be recognized over a weighted average period of 1.25 years.
     As stock-based compensation expense recognized in the Condensed Consolidated Statements of Income for the first quarter of fiscal 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

Stock Options
     The following is a summary of the activity in the Company’s stock options during the quarter:

	Average Option
	Exercise Price	# of Options
Outstanding December 31, 2006	$23.72	6,000
Granted		—
Exercised		—
Forfeited/expired/cancelled		—

Outstanding March 31, 2007	$23.72	6,000

	Weighted
	Average
Exercisable options at:	Price	Option Shares
December 31, 2006	$23.72	6,000
March 31, 2007	$23.72	6,000
     The aggregate intrinsic value for options outstanding and exercisable at March 31, 2007 is $0.1 million.
     As of March 31, 2007, the Company had the following outstanding options:

Exercise price	$23.56	$22.44	$26.75

Options outstanding:	3,000	2,000	1,000
Weighted average exercise price	$23.56	$22.44	$26.75
Weighted average remaining life (in years)	3.1	2.4	1.1
Options exercisable:	3,000	2,000	1,000
Weighted average exercise price	$23.56	$22.44	$26.75
     As of December 31, 2006, all outstanding stock options were fully vested, and no remaining unrecognized compensation expense is to be recorded in 2007.

Note H — Segment Reporting
     The Company has two reportable segments: Maintenance, Repair and Operations distribution in North America (MRO), and Original Equipment Manufacturer distribution and manufacturing in North America (OEM). The Company’s reportable segments are distinguished by the nature of products, types of customers, and manner of servicing customers.
     The Company’s MRO distribution segment supplies a wide range of MRO parts to repair and maintenance organizations primarily through the Company’s force of independent field sales agents, as well as inside sales personnel.
     The Company’s OEM segment manufactures and distributes component parts to OEM manufacturers through a network of independent manufacturers representatives as well as internal sales personnel.
     The Company evaluates performance and allocates resources to reportable segments primarily based on operating income.
     The following table presents summary financial information for the Company’s reportable segments:

	Three Months Ended
	March 31
	2007	2006
Net sales
MRO	$106,286	$108,248
OEM	24,840	23,627

Consolidated total	$131,126	$131,875

Operating income
MRO	$6,273	$6,852
OEM	1,724	1,452

Consolidated total	$7,997	$8,304

     The reconciliation of segment profit for continuing operations to consolidated income before income taxes consisted of the following:

	Three Months Ended
	March 31
	2007	2006
Total operating income from reportable segments	$7,997	$8,304
Investment and other income	94	559
Interest expense	(81)	—

Income from continuing operations before income taxes and cumulative effect of accounting change	$8,010	$8,863

     Asset information for continuing operations related to the Company’s reportable segments consisted of the following:

	March 31,	December 31,
	2007	2006
Total assets
MRO	$203,974	$203,117
OEM	52,273	51,254

Total for reportable segments	256,247	254,371
Corporate	23,793	23,879

Consolidated total	$280,040	$278,250

     At March 31, 2007 and December 31, 2006, the carrying value of goodwill within each reportable segment was as follows (in thousands):

MRO	$25,748
OEM	2,251

Consolidated total	$27,999

Note I — Income Taxes
     The Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. As required by FIN 48, which clarifies Statement No. 109, Accounting for Income Taxes, the Company currently recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open.
     As a result of the implementation of FIN 48, the Company recognized an increase of approximately $1,200,000 in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings. At January 1, 2007, the Company recorded interest payable of approximately $675,000.
     The Company’s federal returns for the tax years 2004 through 2006 remain open to examination. In addition, the years 2000 through 2002 remain open to the extent of a refund claim. Generally, the tax years 2002 through 2006 remain open to examination by major state taxing jurisdictions. Finally, the major foreign jurisdictions in which the Company files income tax returns are Canada and Mexico. Generally, the tax years 2001 through 2006 remain open for Mexico and 2002 through 2006 for Canada.

Note J — Legal Proceedings
     In December 2005, the FBI executed a search warrant for records at the Company’s offices and informed the Company that it was conducting an investigation as to whether any of the Company’s representatives improperly provided gifts or awards to purchasing agents (including government purchasing agents) through the Company’s customer loyalty programs. The U.S. Attorney’s office for the Northern District of Illinois subsequently issued a subpoena for documents in connection with this investigation. In April 2007, thirteen people, including two current and five former sales agents of the Company, were indicted on federal criminal charges, including mail fraud, in connection with the U.S. Attorney’s investigation. These indictments allege that under the Company’s customer loyalty programs, sales agents would provide cash gift certificates to individuals purchasing Company merchandise on behalf of their employers as a way to increase their commissions and prices paid by customers. All of the cases involve commissioned sales agents of the Company. Although the Company was not charged in connection with these indictments, the U.S. Attorney has announced that its investigation is continuing.
     The Company’s internal investigation regarding these matters has consisted of a review of the Company’s records and interviews with Company employees and independent agents and is not complete. In conjunction with the Company’s internal investigation, several customer loyalty programs were terminated because the Company believes that these programs provided or had the potential of providing promotional considerations, such as gifts and awards, to purchasing agents that the Company has deemed inappropriate. The Company has modified another customer loyalty program to limit the amount and nature of customer gifts distributed under the program. In addition, twenty-three independent agents have been terminated or have resigned and the Company has terminated four employees. The Company is cooperating with the ongoing investigation of the U.S. Attorney, however, the Company cannot predict when the investigation will be completed or what the outcome or the effect of the investigation will be. The outcome of the investigation could result in criminal sanctions or civil remedies against the Company, including material fines, injunctions or the loss of the Company’s ability to conduct business with governmental entities.
Note K — Subsequent Event
     On April 13, 2007, the Company announced the resignation of its Chairman and Chief Executive Officer Robert J. Washlow. In the second quarter of 2007, the Company will record severance expense of $1.7 million related to Mr. Washlow’s departure.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Lawson Products, Inc.
     We have reviewed the condensed consolidated balance sheet of Lawson Products, Inc. and subsidiaries as of March 31, 2007 and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management.
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
     We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Lawson Products, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the year then ended, not presented herein, and in our report dated March 9, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.
ERNST & YOUNG LLP
Chicago, Illinois
April 30, 2007

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Quarter ended March 31, 2007 compared to Quarter ended March 31, 2006
     The following table presents a summary of the Company’s financial performance for the first quarters of 2007 and 2006:

		% of		% of
(Dollars in thousands)	2007	Net Sales	2006	Net Sales
Net sales	$131,126	100.0	$131,875	100.0
Cost of goods sold	55,042	42.0	55,078	41.8

Gross profit	76,084	58.0	76,797	58.2
Operating expenses	68,087	51.9	68,493	51.9

Operating income	7,997	6.1	8,304	6.3
Other	13	0.0	559	0.4

Income from continuing operations before income taxes and cumulative effect of accounting change	8,010	6.1	8,863	6.7
Provision for income taxes	3,440	2.6	3,546	2.7

Income from continuing operations before cumulative effect of accounting change	4,570	3.5	5,317	4.0
Income from discontinued operations	—		32	0.0

Income before cumulative effect of accounting change	4,570	3.5	5,349	4.7
Cumulative effect of accounting change, net of income taxes	—		(361)	(0.3)

Net income	$4,570	3.5	$4,988	3.8

Net Sales and Gross Profit
     Net sales for the three-month period ended March 31, 2007 decreased slightly to $131.1 million, from $131.9 million in the same period of 2006.
     The following table presents the Company’s net sales results for its MRO and OEM businesses for the first quarter of 2007 and 2006:

(Dollars in millions)	2007	2006

MRO	$106.3	$108.3
OEM	24.8	23.6

	$131.1	$131.9

     Maintenance, Repair and Operations distribution (MRO) net sales decreased $2.0 million in the first quarter of 2007, to $106.3 million from $108.3 million in the prior year period. Sales decreased in the U.S. and Canada by approximately $1.7 million and $0.3 million for the quarter, respectively. The decrease in the U.S. MRO net sales was primarily a result of the termination of a number of independent sales representatives which occurred throughout 2006.
     Original Equipment Manufacturer (OEM) net sales increased $1.2 million in the first quarter of 2007, to $24.8 million from $23.6 million. Sales were higher by $1.5 million in the U.S. and lower by $0.3 million internationally, primarily related to Lawson de Mexico, for the three-month periods. The sales growth in the U.S. was primarily attributable to the acceleration of revenue related to the termination of a large customer contract in the first quarter of 2007.
     Gross profit margins for the quarters ended March 31, 2007 and 2006 were comparable at 58.0% and 58.2%, respectively.
Operating Expenses and Operating Income
Selling, General and Administrative Expenses (“SG&A”)
     SG&A expenses were $66.6 million and $68.5 million for the quarters ended March 31, 2007 and 2006, respectively. Lower expenses associated with the Company’s long-term performance based incentive plans of $1.5 million and lower variable selling expenses of $0.4 million were the primary drivers in the decline quarter over quarter.
Other Charges
     The Company recorded $1.4 million of compensation expense related to the retirement of Mr. Jeffrey Belford, its former President and Chief Operating Officer.
Operating Income
     Operating income for the three-month period ended March 31, 2007 declined to $8.0 million, from $8.3 million in the same period of 2006. This $0.3 million decrease in operating income is principally due to lower gross profit of $0.7 million, offset by $0.4 million of lower operating expenses. The factors affecting these items are discussed above.

Investment and Other Income
     The following table presents investment and other income for the quarters ended March 31, 2007 and 2006:

(Dollars in millions)	2007	2006
Realized foreign exchange gains	$0.0	$0.4
Interest and other	0.1	0.2

	$0.1	$0.6

     The realized foreign exchange gains for the three months ended March 31, 2006 were due to inter-company payments from a Canadian subsidiary.
Provision for Income Taxes
     The effective tax rates for the quarters ended March 31, 2007 and 2006 were 42.9% and 40.0%, respectively. The increase in the 2007 rate compared to the prior year period is primarily due to the impact of higher tax exempt income in 2006 related to the change in cash surrender value of life insurance and higher state tax liability estimates in 2007. This state tax rate fluctuates based on the income tax rates in the various jurisdictions in which the Company operates, and based on the level of profits in those jurisdictions.
Income from Continuing Operations before Cumulative Effect of Accounting Change
     Income from continuing operations before cumulative effect of accounting change for the first quarter of 2007 decreased 14.0%, to $4.6 million ($0.54 per diluted share), compared to $5.3 million ($0.59 per diluted share) in the comparable period of 2006. The $0.7 million decrease is primarily the result of lower operating income and lower investment and other income in the first quarter 2007.
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
Cumulative Effect of Accounting Change
     The $0.4 million cumulative accounting change in the first quarter of 2006 represents the effect of adopting Financial Accounting Standards Board (FASB) Statement No. 123(R), “Share-Based Payment”.
Liquidity and Capital Resources
     Net cash used for operations was $9.2 million in the first quarter of 2007, an increase from $4.8 million for the first quarter of 2006. Working capital cash usage was $4.9 million higher in the first quarter 2007, driven primarily by higher compensation and other accrued expense payments in the first quarter 2007 compared to the prior year.
     Net cash used for investing activities increased $2.2 million for the three-month period ended March 31, 2007 compared to the prior year period. Capital expenditures in 2007 of $3.5 million were principally related to the Reno, Nevada facility expansion. The Company anticipates the Reno facility expansion will be completed in 2007 and will require approximately $5.6 million of additional capital expenditures in 2007. For 2006, capital expenditures of $1.3 million were related to improvement of existing facilities and the purchase of related equipment.
     Net cash provided by financing activities in the first quarter of 2007 was $9.3 million compared to $1.7 million net cash used for financing activities in the first quarter of 2006. The change was principally related to borrowings and payments on the revolving line of credit.
     Working capital at March 31, 2007 was $101.4 million as compared to $101.8 million at December 31, 2006. At March 31, 2007 and December 31, 2006, the current ratio was 2.6 to 1.
     The Company announced a cash dividend of $.20 per common share in the first quarter of 2007, equal to the cash dividend of $.20 per share announced in the first quarter of 2006.
     Net cash provided by operating activities, current cash and cash equivalents and the $75 million unsecured revolving line of credit are expected to be sufficient to finance the Company’s operations, cash dividends and capital expenditures for the next 12 months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There have been no material changes in market risk at March 31, 2007 from that reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
ITEM 4. CONTROLS AND PROCEDURES
     The Company’s chief executive officer and chief financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding financial disclosures. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2007 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
Items 2, 3, 4 and 5 are inapplicable and have been omitted from this report.
Item 1. Legal Proceedings
     In December 2005, the FBI executed a search warrant for records at the Company’s offices and informed the Company that it was conducting an investigation as to whether any of the Company’s representatives improperly provided gifts or awards to purchasing agents (including government purchasing agents) through the Company’s customer loyalty programs. The U.S. Attorney’s office for the Northern District of Illinois subsequently issued a subpoena for documents in connection with this investigation. In April 2007, thirteen people, including two current and five former sales agents of the Company, were indicted on federal criminal charges, including mail fraud, in connection with the U.S. Attorney’s investigation. These indictments allege that under the Company’s customer loyalty programs, sales agents would provide cash gift certificates to individuals purchasing Company merchandise on behalf of their employers as a way to increase their commissions and prices paid by customers. All of the cases involve commissioned sales agents of the Company. Although the Company was not charged in connection with these indictments, the U.S. Attorney has announced that its investigation is continuing.
     The Company’s internal investigation regarding these matters has consisted of a review of the Company’s records and interviews with Company employees and independent agents and is not complete. In conjunction with the Company’s internal investigation, several customer loyalty programs were terminated because the Company believes that these programs provided or had the potential of providing promotional considerations, such as gifts and awards, to purchasing agents that the Company has deemed inappropriate. The Company has modified another customer loyalty program to limit the amount and nature of customer gifts distributed under the program. In addition, twenty-three independent agents have been terminated or have resigned and the Company has terminated four employees. The Company is cooperating with the ongoing investigation of the U.S. Attorney, however, the Company cannot predict when the investigation will be completed or what the outcome or the effect of the investigation will be. The outcome of the investigation could result in criminal sanctions or civil remedies against the Company, including material fines, injunctions or the loss of the Company’s ability to conduct business with governmental entities.
Item 1A. Risk Factors
If the Company is unable to successfully conclude the pending governmental investigation of the Company, the Company’s business, financial condition, results of operations and stock price could be adversely affected.
     In December 2005, the FBI executed a search warrant for records at the Company’s offices and informed the Company that it was conducting an investigation as to whether any of the Company’s representatives improperly provided gifts or awards to purchasing agents (including government purchasing agents) through the Company’s customer loyalty programs. The U.S. Attorney’s office for the Northern District of Illinois subsequently issued a subpoena for documents in connection with this investigation. In April 2007, thirteen people, including two current and five former sales agents of the Company, were indicted on federal criminal charges, including mail fraud, in connection with the U.S. Attorney’s investigation. These indictments allege that under the Company’s customer loyalty programs, sales agents would provide cash gift certificates to individuals purchasing Company merchandise on behalf of their employers as a way to increase their commissions and prices paid by customers. All of the cases involve commissioned sales agents of the Company. Although the Company was not charged in connection with these indictments, the U.S. Attorney has announced that its investigation is continuing.

     The Company’s internal investigation regarding these matters has consisted of a review of the Company’s records and interviews with Company employees and independent agents and is not complete. In conjunction with the Company’s internal investigation, several customer loyalty programs were terminated because the Company believes that these programs provided or had the potential of providing promotional considerations, such as gifts and awards, to purchasing agents that the Company has deemed inappropriate. The Company has modified another customer loyalty program to limit the amount and nature of customer gifts distributed under the program. In addition, twenty-three independent agents have been terminated or have resigned and the Company has terminated four employees. The Company is cooperating with the ongoing investigation of the U.S. Attorney, however, the Company cannot predict when the investigation will be completed or what the outcome or the effect of the investigation will be. The outcome of the investigation could result in criminal sanctions or civil remedies against the Company, including material fines, injunctions or the loss of the Company’s ability to conduct business with governmental entities.

Item 6. Exhibits
     Exhibits
10	Separation agreement for Robert J. Washlow

15	Letter from Ernst & Young LLP Regarding Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAWSON PRODUCTS, INC. (Registrant)
Dated May 7, 2007	/s/ Thomas J. Neri
Thomas J. Neri
Chief Executive Officer

Dated May 7, 2007	/s/ Scott F. Stephens
Scott F. Stephens
Chief Financial Officer