Form 10-Q
period 2007-06-30
LAWSON PRODUCTS INC/NEW/DE/
filed 2007-08-03
CIK 703604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report under Section 13 OR 15(d) of the Securities Exchange Act of 1934
For quarterly period ended June 30, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     The number of shares outstanding of the registrant’s common stock, $1 par value, as of July 31, 2007 was 8,522,001.

     “Safe Harbor” Statement under the Securities Litigation Reform Act of 1995: This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms “may,” “should,” “could,” “anticipate,” “believe,” “continues,” “estimate,” “expect,” “intend,” “objective,” “plan,” “potential,” “project” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions or beliefs and are subject to a number of factors, assumptions and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include the impact of governmental investigations, such as the investigation by U.S. Attorney’s Office for the Northern District of Illinois; excess and obsolete inventory; disruptions of the Company’s information systems; risks of rescheduled or cancelled orders; increases in commodity prices; the influence of controlling stockholders; competition and competitive pricing pressures; the effect of general economic conditions and market conditions in the markets and industries the Company serves; the risks of war, terrorism, and similar hostilities; and, all of the factors discussed in the Company’s “Risk Factors” set forth in its Annual Report on Form 10-K for the year ended December 31, 2006.
     The Company undertakes no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
LAWSON PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
(in thousands, except share data)	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$1,861	$3,391
Accounts receivable, less allowance for doubtful accounts	60,644	60,411
Inventories	90,457	90,272
Miscellaneous receivables and prepaid expenses	7,743	5,529
Deferred income taxes	3,200	3,538
Discontinued current assets	1,750	2,056

Total Current Assets	165,655	165,197

Property, plant and equipment, less allowances for depreciation and amortization	49,339	42,664
Deferred income taxes	22,979	20,341
Goodwill	27,999	27,999
Other assets	24,854	22,679
Discontinued non-current assets	3	3

Total Assets	$290,829	$278,883

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Revolving line of credit	$16,000	$—
Accounts payable	13,829	14,055
Accrued expenses and other liabilities	41,617	46,746
Income taxes	—	855
Discontinued current liabilities	1,720	1,770

Total Current Liabilities	73,166	63,426

Accrued liability under security bonus plans	26,478	25,522
Other	20,787	19,618

	47,265	45,140

Stockholders’ Equity:
Preferred Stock, $1 par value:
Authorized - 500,000 shares
Issued and outstanding — None	—	—
Common Stock, $1 par value:
Authorized - 35,000,000 shares
Issued and outstanding-(2007-8,522,001 shares; 2006-8,521,001 shares)	8,522	8,521

Capital in excess of par value	4,774	4,749

Retained earnings	157,607	158,008

Accumulated other comprehensive loss	(505)	(961)

Total Stockholders’ Equity	170,398	170,317

Total Liabilities and Stockholders’ Equity	$290,829	$278,883

See notes to condensed consolidated financial statements.

LAWSON PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2007	2006	2007	2006
Net sales	$129,178	$129,226	$258,847	$259,392
Cost of goods sold	52,481	52,401	106,323	106,188

Gross profit	76,697	76,825	152,524	153,204

Operating expenses:
Selling, general and administrative expenses	71,449	70,912	137,689	138,880
Severance and other charges	5,470	—	6,912	—
Loss on sale of equipment	—	806	—	806

Operating income (loss)	(222)	5,107	7,923	13,518

Investment and other income	293	387	395	941
Interest expense	(286)	—	(367)	—

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	(215)	5,494	7,951	14,459

Provision (benefit) for income taxes	(195)	2,273	3,245	5,819

Income (loss) from continuing operations before cumulative effect of accounting change	(20)	3,221	4,706	8,640

Loss from discontinued operations, net of income taxes	(329)	(16)	(485)	(86)

Income (loss) before cumulative effect of accounting change	(349)	3,205	4,221	8,554

Cumulative effect of accounting change, net of income taxes	—	—	—	(361)

Net income (loss)	$(349)	$3,205	$4,221	$8,193

Basic income (loss) per share of common stock:
Continuing operations before cumulative effect of accounting change	$(0.00)	$0.36	$0.55	$0.96
Discontinued operations	(0.04)	(0.00)	(0.06)	(0.01)
Cumulative effect of accounting change	—	—	—	(0.04)

	$(0.04)	$0.36	$0.50	$0.91

Diluted income (loss) per share of common stock:
Continuing operations before cumulative effect of accounting change	$(0.00)	$0.36	$0.55	$0.96

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2007	2006	2007	2006
Discontinued operations	(0.04)	(0.00)	(0.06)	(0.01)
Cumulative effect of accounting change	—	—	—	(0.04)

	$(0.04)	$0.36	$0.50	$0.91

Cash dividends declared per share of common stock	$0.20	$0.20	$0.40	$0.40

Weighted average shares outstanding:
Basic	8,521	8,989	8,521	8,982

Diluted	8,521	8,995	8,523	8,989

     See notes to condensed consolidated financial statements.

LAWSON PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
(in thousands)	2007	2006
Operating activities:
Net income	$4,221	$8,193
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,890	4,055
Changes in operating assets and liabilities	(12,705)	(13,732)
Other	988	802

Net Cash Used for Operating Activities	(3,606)	(682)

Investing activities:
Additions to property, plant and equipment	(10,440)	(2,268)
Other	—	356

Net Cash Used for Investing Activities	(10,440)	(1,912)

Financing activities:
Proceeds from revolving line of credit	70,000	—
Payments on revolving line of credit	(54,000)	—
Dividends paid	(3,409)	(3,590)
Other	27	676

Net Cash provided by (Used for) Financing Activities	12,618	(2,914)

Decrease in Cash and Cash Equivalents	(1,428)	(5,508)

Cash and Cash Equivalents at Beginning of Period	4,320 (a)	16,297

Cash and Cash Equivalents at End of Period	2,892	10,789
Cash Held by Discontinued Operations	(1,031)	(1,320)

Cash and Cash Equivalents Held by Continuing Operations at End of Period	$1,861	$9,469

(a)	Includes $929 of cash and cash equivalents from discontinued operations
See notes to condensed consolidated financial statements.

Lawson Products, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
Note A — Basis of Presentation and Summary of Significant Accounting Policies
     As contemplated by the Securities and Exchange Commission, the accompanying consolidated financial statements and footnotes have been condensed and, therefore, do not contain all disclosures required by generally accepted accounting principles. Reference should be made to Lawson Products, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2006. The Condensed Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006, the Condensed Consolidated Statements of Income for the three-month and six-month periods ended June 30, 2007 and 2006 and the Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2007 and 2006 are unaudited. In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) have been made, which are necessary to present fairly the results of operations for the interim periods. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
     FIN 48 — We account for uncertain tax positions in accordance with FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109 (“FIN 48”). The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income. See Note J — Income Taxes to the condensed consolidated financial statements for additional detail on our uncertain tax positions.
     There have been no significant changes in our significant accounting policies during the six months ended June 30, 2007, except as noted above related to FIN 48, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
     Certain prior year amounts have been reclassified to conform to current year presentation.
Note B — Comprehensive Income (Loss)
     Comprehensive income was $48 and $3,541 for the second quarters of 2007 and 2006, respectively. Comprehensive income includes foreign currency translation adjustments, net of related income tax of $397 and $336 for the three-month periods ended June 30, 2007 and 2006, respectively.
     For the six-month periods ended June 30, 2007 and 2006, comprehensive income was $4,677 and $8,245, respectively. Comprehensive income includes foreign currency translation adjustments, net of related income tax of $456 and $52 for the six months ended June 30, 2007 and 2006, respectively.
     Accumulated comprehensive income consists only of foreign currency translation adjustments, net of related income tax.

Note C — Earnings Per Share
     The calculation of dilutive weighted average shares outstanding for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three months ended June 30
(in thousands)	2007	2006
Basic weighted average shares outstanding	8,521	8,989
Dilutive impact of options outstanding	—	6

Dilutive weighted average shares outstanding	8,521	8,995

	Six months ended June 30
	2007	2006
Basic weighted average shares outstanding	8,521	8,982
Dilutive impact of options outstanding	2	7

Dilutive weighted average shares outstanding	8,523	8,989

Note D — Revolving Line of Credit
     The revolving line of credit has a maximum borrowing capacity of $75 million and a maturity date of March 27, 2009. The revolving line of credit carries a floating interest rate of prime minus 150 basis points or LIBOR plus 75 basis points, at the Company’s option. At June 30, 2007, the effective rate was 6.07 percent. Interest is payable quarterly on prime rate borrowings and at contract expirations for LIBOR borrowings. The line of credit contains certain financial covenants regarding interest coverage, minimum stockholders’ equity and working capital, all of which the Company was in compliance with at June 30, 2007. The Company had $16 million of borrowings under the line at June 30, 2007.
     On June 21, 2007, the fixed charge covenant required under the line of credit agreement was amended in order to accommodate the Company’s capital improvements for its Reno, Nevada facility.

Note E — Reserve for Severance
     The table below presents the changes in the Company’s reserves for severance and related payments, included in accrued expenses and other liabilities, for the first six months ended June 30, 2007 and 2006:

(in thousands)	2007	2006
Balance at beginning of year	$962	$216
Charged to earnings	5,749	—
Cash paid	(1,367)	(63)
Adjustment to reserves	(120)	(28)

Balance at June 30	$5,224	$125

     The $5,749 severance charge to earnings in 2007 consists of $5,470 related to contractual payments for several executives who have retired or have announced their retirement during the first six months of 2007 and $279 related to operational efficiency improvement initiatives implemented in 2007 that resulted in employee severance. For the six months ended June 30, 2007 severance and other charges of $6,912 on the condensed consolidated statement of income includes $5,470 of severance charges and $1,442 of compensation expense related to the retirement of Mr. Jeffrey Belford, the Company’s former President and Chief Operating Officer.
Note F — Intangible Assets
     Intangible assets subject to amortization, included within other assets, were as follows:

	June 30, 2007
	Gross	Accumulated	Net Carrying
(in thousands)	Balance	Amortization	Amount
Trademarks and tradenames	$1,400	$712	$688
Non-compete covenant	1,000	300	700

	$2,400	$1,012	$1,388

	December 31, 2006
	Gross	Accumulated	Net Carrying
	Balance	Amortization	Amount
Trademarks and tradenames	$1,400	$687	$713
Non-compete covenant	1,000	200	800

	$2,400	$887	$1,513

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
Stock Performance Rights
     SPRs vest at 20% to 33% per year and entitle the recipient to receive a cash payment equal to the excess of the market value of the Company’s common stock over the SPR exercise price when the SPRs are surrendered. The Company estimates the fair value of SPRs using the Black-Scholes valuation model each quarter. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. The weighted-average estimated value of SPRs outstanding at June 30, 2007 was $13.69 per SPR with the following assumptions:

June 30, 2007
Expected volatility	36.60% to 41.90%
Risk-free interest rate	4.87% to 4.94%
Expected term (in years)	1.7 to 5.9
Expected dividend yield	2.07%
In the second quarter 2007, compensation expense of $0.5 million was recorded for outstanding SPRs.
The following is a summary of the activity in the Company’s stock performance rights during the three and six month periods ended June 30, 2007:

	Average SPR
	Exercise Price	# of SPRs
Outstanding December 31, 2006 (1)	$33.31	179,500
Exercised	27.08	(500)

Outstanding March 31, 2007 (2)	$33.33	179,000

Granted	36.71	40,000
Exercised	26.93	(1,950)

Outstanding June 30, 2007(3)	$34.01	217,050

(1)	Includes 113,500 SPRs vested and exercisable at December 31, 2006 at a weighted average exercise price of $28.88 per SPR.

(2)	Includes 113,000 SPRs vested and exercisable at March 31, 2007 at a weighted average exercise price of $28.89 per SPR.

(3)	Includes 133,317 SPRs vested and exercisable at June 30, 2007 at a weighted average exercise price of $31.21 per SPR.

     The aggregate intrinsic value of SPRs outstanding as of June 30, 2007 is $1.3 million.
     As of June 30, 2007, there was $0.5 million of unrecognized compensation cost related to non-vested SPRs, which will be recognized over a weighted average period of 1.6 years.
     As stock-based compensation expense recognized in the Condensed Consolidated Statements of Income for the three and six month periods ended June 30, 2007 and 2006 is based on awards granted and ultimately expected to vest, the amounts calculated include a reduction for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.
Stock Options
     The following is a summary of the activity in the Company’s stock options during the three and six month periods ended June 30, 2007:

	Average Option
	Exercise Price	# of Options
Outstanding December 31, 2006	$23.72	6,000
Granted		—
Exercised		—
Forfeited/expired/cancelled		—

Outstanding March 31, 2007	$23.72	6,000

Granted		—
Exercised	26.75	1,000
Forfeited/expired/cancelled		—
Outstanding June 30, 2007	$23.11	5,000

	Weighted
	Average
Exercisable options at:	Price	Option Shares
December 31, 2006	$23.72	6,000
June 30, 2007	$23.11	5,000
     The aggregate intrinsic value for options outstanding and exercisable at June 30, 2007 is $0.1 million.
     As of June 30, 2007, the Company had the following outstanding options:

Exercise price	$23.56	$22.44

Options outstanding:	3,000	2,000
Weighted average exercise price	$23.56	$22.44
Weighted average remaining life (in years)	2.9	2.1
Options exercisable:	3,000	2,000
Weighted average exercise price	$23.56	$22.44
     As of December 31, 2006, all outstanding stock options were fully vested and therefore, there is no remaining unrecognized compensation expense as of June 30, 2007.
Note H — Loss on Sale of Equipment
     In the second quarter of 2006, the Company incurred a loss of $0.8 million ($0.5 million, net of tax) on the sale of equipment related to the Company’s decision to outsource the manufacturing of a product line in the Company’s OEM business. Net book value for the disposed equipment was $1.0 million.

Note I — Segment Reporting
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
     Financial information for the Company’s reportable segments consisted of the following:

	Three Months Ended
	June 30
(in thousands)	2007	2006
Net sales
MRO	$108,875	$108,058
OEM	20,303	21,168

Consolidated total	$129,178	$129,226

Operating income (loss)
MRO	$(1,075)	$4,471
OEM	853	636

Consolidated total	$(222)	$5,107

     The reconciliation of segment profit to consolidated income (loss) from continuing operations before income taxes and cumulative effect of accounting change consisted of the following:

	Three Months Ended
	June 30
(in thousands)	2007	2006
Total operating income (loss) from continuing operations from reportable segments	$(222)	$5,107
Investment and other income	293	387
Interest expense	(286)	—

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	$(215)	$5,494

	Six Months Ended
	June 30
(in thousands)	2007	2006
Net sales
MRO	$215,161	$216,306
OEM	43,686	43,086

Consolidated total	$258,847	$259,392

Operating income
MRO	$5,198	$11,323
OEM	2,725	2,195

Consolidated total	$7,923	$13,518

     The reconciliation of segment profit to consolidated income from continuing operations before income taxes and cumulative effect of accounting change consisted of the following:

	Six Months Ended
	June 30
(in thousands)	2007	2006
Total operating income from continuing operations from reportable segments	$7,923	$13,518
Investment and other income	395	941
Interest expense	(367)	—

Income from continuing operations before income taxes and cumulative effect of accounting change	$7,951	$14,459

     Asset information for continuing operations related to the Company’s reportable segments consisted of the following:

	June 30,	December 31,
(in thousands)	2007	2006
Total assets
MRO	$213,253	$203,126
OEM	49,644	49,819

Total for reportable segments	262,897	252,945
Corporate	26,179	23,879

Consolidated total	$289,076	$276,824

At June 30, 2007 and December 31, 2006, the carrying value of goodwill within each reportable segment was as follows:

MRO	$25,748
OEM	2,251

Consolidated total	$27,999

Note J — Income Taxes
     The Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards (“Statement”) No. 5, Accounting for Contingencies. As required by FIN 48, which clarifies Statement No. 109, Accounting for Income Taxes, the Company currently recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open.
     As a result of the implementation of FIN 48, the Company recognized an increase of approximately $1,200 in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings. At January 1, 2007, the Company recorded interest payable of approximately $675.
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
     There have been no material changes in the amounts of our unrecognized tax benefits or interest and penalties related to uncertain tax positions since we adopted FIN 48.
Note K — Discontinued Operations
     As previously announced, during the fourth quarter of fiscal 2006, the Company decided to discontinue its Lawson de Mexico operations. In December 2006, the Company recorded a $50 charge for inventory write-down, an impairment charge of $14 for various assets and a $40 charge related to lease termination costs.
     During the second quarter of 2007, the Company stopped taking orders from all of its customers and has no significant continuing involvement in the operations of Lawson de Mexico, thereby meeting the criteria for classification of discontinued operations in accordance with Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Asset” and Emerging Issues Task Force Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations”. In accordance with Statement No. 144, the net assets and results of operations of Lawson de Mexico are presented as discontinued operations. The net assets at June 30, 2007 and December 31, 2006 for the discontinued operations are included within the OEM segment.
     The results of Lawson de Mexico discontinued operations for the three and six months ended June 30, 2007 and 2006 are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2007	2006	2007	2006
Revenue	$0.9	$1.8	$2.4	$3.5
Loss before income taxes	(0.3)	0.0	(0.5)	(0.1)
Income tax	(0.0)	0.0	(0.0)	(0.0)

Loss from discontinued operations	$(0.3)	$0.0	$(0.5)	$(0.1)

     At June 30, 2007 and December 31, 2006, the major components of assets and liabilities of the Lawson de Mexico discontinued operations were as follows:

	June 30,	December 31,
(in thousands)	2007	2006
Current assets	$0.6	$1.4

Total assets	$0.6	$1.4

Current liabilities	$0.8	$0.9

Total liabilities	$0.8	$0.9

     Operating cash flows generated from the discontinued operations were immaterial to the Company and, therefore, are not disclosed separately.
     As previously disclosed, the Company discontinued its former UK subsidiary in 2005. The remaining assets and liabilities continue to be reported as discontinued operations on the condensed consolidated balance sheets at June 30, 2007 and December 31, 2006 and include $1.2 million and $0.7 million of assets, respectively, and $0.9 million and $0.9 million of liabilities, respectively.
Note L — Legal Proceedings
     In December 2005, the FBI executed a search warrant for records at the Company’s offices and informed the Company that it was conducting an investigation as to whether any of the Company’s representatives improperly provided gifts or awards to purchasing agents (including government purchasing agents) through the Company’s customer loyalty programs. The U.S. Attorney’s office for the Northern District of Illinois subsequently issued a subpoena for documents in connection with this investigation. In April 2007, thirteen people, including seven former sales agents of the Company, were indicted on federal criminal charges, including mail fraud, in connection with the U.S. Attorney’s investigation. These indictments allege that under the Company’s customer loyalty programs, sales agents would provide cash gift certificates to individuals purchasing Company merchandise on behalf of their employers as a way to increase their commissions and prices paid by customers. All of the cases involve commissioned sales agents of the Company. Although the Company was not charged in connection with these indictments, the U.S. Attorney has announced that its investigation is continuing.
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
     We have reviewed the condensed consolidated balance sheet of Lawson Products, Inc. and subsidiaries as of June 30, 2007 and the related condensed consolidated statements of income for the three and six month periods ended June 30, 2007 and 2006 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2007 and 2006. These financial statements are the responsibility of the Company’s management.
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
     We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Lawson Products, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the year then ended, not presented herein, and in our report dated March 9, 2007, we expressed an unqualified opinion on those consolidated financial statements. As discussed in Note K to the condensed consolidated financial statements, Lawson Products, Inc. and subsidiaries began reporting Lawson de Mexico, a subsidiary, as a discontinued operation resulting in a revision to the December 31, 2006 consolidated balance sheet. We have not audited the revised balance sheet reflecting the reporting of discontinued operations.
/s/ ERNST & YOUNG LLP
Chicago, Illinois
August 1, 2007

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Quarter ended June 30, 2007 compared to Quarter ended June 30, 2006
     The following table presents a summary of the Company’s financial performance for the second quarter of 2007 and 2006:

		% of		% of
(in thousands)	2007	Net Sales	2006	Net Sales
Net sales	$129,178	100.0	$129,226	100.0
Cost of goods sold	52,481	40.6	52,401	40.5

Gross profit	76,697	59.4	76,825	59.5
Operating expenses:
Selling, general and administrative expenses	71,449	55.3	70,912	54.9
Severance and other charges	5,470	4.2	—
Loss on sale of equipment	—		806	0.6

Operating income (loss)	(222)	(0.2)	5,107	4.0
Other, net	7	0.0	387	0.3

Income (loss) from continuing operations before income taxes	(215)	(0.2)	5,494	4.3
Income tax expense	(195)	(0.2)	2,273	1.8

Income (loss) from continuing operations	(20)	(0.0)	3,221	2.5
Loss from discontinued operations, net of income taxes	(329)	(0.3)	(16)	(0.0)

Net income (loss)	$(349)	(0.3)	$3,205	2.5

Net Sales and Gross Profit
     Consolidated net sales for the three-month period ended June 30, 2007 remained relatively flat compared to the same period of 2006.
     The following table presents the Company’s net sales results for its MRO and OEM businesses for the second quarter of 2007 and 2006:

(in millions)	2007	2006
MRO	$108.9	$108.1
OEM	20.3	21.1

Net sales	$129.2	$129.2

     Maintenance, Repair and Operations distribution (MRO) net sales increased $0.8 million in the second quarter of 2007, to $108.9 million from $108.1 million in the prior year period. Sales increased in the U.S. and Canada by approximately $0.5 million and $0.3 million for the quarter, respectively.
     Original Equipment Manufacturer (OEM) net sales decreased $0.8 million in the second quarter of 2007, from $21.1 million in 2006 to $20.3 million. Sales in the U.S. were lower due to the cancellation of some customer contracts.
     Gross profit margins for the quarters ended June 30, 2007 and 2006 were comparable at 59.4% and 59.5%, respectively.
Operating Expenses and Operating Income
Selling, General and Administrative Expenses (“SG&A”)
     SG&A expenses were $71.4 million and $70.9 million for the quarters ended June 30, 2007 and 2006, respectively. The Company incurred expenses of $2.7 million in the quarter ended June 30, 2007, which represents a $1.7 million increase compared to $1.0 million in the prior year period in connection with the ongoing investigation by the U.S. Attorney’s office for the Northern District of Illinois (see Note L – Legal Proceedings for more information). This investigation is ongoing and the Company expects to incur legal and other costs throughout the remainder of 2007 related to this matter. A provision of $0.7 million related to a judgment against the Company in conjunction with a commercial dispute with a former consultant to the Company was recognized during the second quarter of 2007 and also contributed to the $0.5 million overall increase in SG&A as compared to the prior year period. In May 2007, a judgment in the amount of $1.4 million was entered against the Company in the Circuit Court of Cook County, Illinois related to the commercial dispute mentioned above.
     The expenses mentioned above were partially offset by lower expenses associated with the Company’s long-term performance based incentive plans of $0.8 million and lower variable selling expenses of $0.3 million.
Severance and Other Charges
     The Company recorded $5.5 million of expense in the second quarter of 2007 related contractual severance costs for several executives who retired or announced their retirement
Loss on Sale of equipment
     In the second quarter of 2006, the Company incurred a loss of $0.8 million ($0.5 million, net of tax) on the sale equipment of related to the Company’s decision to outsource the manufacturing of a product line in the Company’s OEM business. Net book value for the equipment totaled $1.0 million
Operating Income (Loss)
     Operating income (loss) for the three-month period ended June 30, 2007 decreased to $(0.2) million, from $5.1 million in the comparable period of 2006. This $5.3 million decrease in operating income is principally attributable to higher operating expenses, principally the severance and other charges as discussed above.

Investment and Other Income
     The following table presents investment and other income for the quarters ended June 30, 2007 and 2006:

(in millions)	2007	2006
Realized foreign exchange gains	$0.1	$0.2
Interest and other	0.2	0.2

	$0.3	$0.4

Provision for Income Taxes
     Due to a pre-tax loss of $0.2 million, there was a tax benefit of $0.2 million, resulting in a temporary effective tax rate of 91% for the three months ended June 30, 2007. The effective tax rate for the three month ended June 30, 2006 was 41.4%. The Company’s state tax rate estimate fluctuates based on the income tax rates in the various jurisdictions in which the Company operates, and based on the level of profits in those jurisdictions.
Income from Continuing Operations before Cumulative Effect of Accounting Change
     Income from continuing operations before cumulative effect of accounting change for the second quarter of 2007 decreased to $(20) thousand (zero per diluted share), compared to $3.2 million ($0.36 per diluted share) in the comparable period of 2006. The $3.2 million decrease is the result of lower operating income in the second quarter 2007 as discussed above, principally due to the severance charges discussed above.
Loss from Discontinued Operations
     Discontinued operations reflect the results of operations of Lawson de Mexico, net of income taxes. See Note — K in the “Notes to Condensed Consolidated Financial Statements” for information on the Company’s discontinued operations.

Six Months ended June 30, 2007 compared to Six Months ended June 30, 2006
The following table presents a summary of the Company’s financial performance for the first six months of 2007 and 2006:

		% of		% of
(in thousands)	2007	Net Sales	2006	Net Sales
Net sales	$258,847	100.0	$259,392	100.0
Cost of goods sold	106,323	41.1	106,188	40.9

Gross profit	152,524	58.9	153,204	59.1

Operating expenses:
Selling, general and administrative expenses	137,689	53.2	138,880	53.5
Severance and other charges	6,912	2.7	—
Loss on sale of equipment	—		806	0.3

Operating income	7,923	3.1	13,518	5.2
Other, net	28	0.0	941	0.4

Income from continuing operations before income taxes and cumulative effect of accounting change	7,951	3.1	14,459	5.6
Income tax expense	3,245	1.3	5,819	2.2

Income from continuing operations before cumulative effect of accounting change	4,706	1.8	8,640	3.3
Loss from discontinued operations, net of income taxes	(485)	(0.2)	(86)	(0.0)
Income before cumulative effect of accounting change	4,221	1.6	8,554	3.3
Cumulative effect of accounting change	—		(361)	(0.1)

Net income	$4,221	1.6	$8,193	3.2

Net Sales and Gross Profit
     Net sales for the six-month period ended June 30, 2007 were $258.8 million, a slight decrease from $259.4 million in the same period of 2006.
     The following table presents the Company’s net sales results for its MRO and OEM businesses for the first six months of 2007 and 2006:

(in millions)	2007	2006
MRO	$215.1	$216.3
OEM	43.7	43.1

Net Sales	258.8	$259.4

     Maintenance, Repair and Operations distribution (MRO) net sales decreased $1.2 million for the first six months of 2007, to $215.1 million from $216.3 million in the prior year period. The sales decrease occurred primarily in the U.S., due to the termination of a number of independent sales representatives throughout 2006.
     OEM net sales increased $0.6 million in the first six months of 2007 to $43.7 million from $43.1 million in the prior year period, primarily due to the termination of large customer contract that included an inventory purchase obligation by the customer upon contract termination.
     Gross profit margins for the first six months ended June 30, 2007 and 2006 were comparable at 58.9% and 59.1%, respectively.
Operating Expenses and Operating Income
Selling, General and Administrative Expenses (“SG&A”)
     SG&A expenses were $137.7 million and 53.2 percent of net sales in the first half of 2007, which represents a decline from the respective prior period amounts of $138.9 million and 53.5 percent of net sales. The Company incurred expenses of $3.8 million in the first six months ended June 30, 2007, an increase of $1.8 million compared to $2.0 million in the prior year period in connection with the ongoing investigation by the U.S. Attorney’s office for the Northern District of Illinois (see Note L – Legal Proceedings for more information). This investigation is ongoing and the Company expects to incur legal and other costs throughout the remainder of 2007 related to this matter. A provision of $0.7 million related to a judgment against the Company in conjunction with a commercial dispute with a former consultant to the Company also contributed to the increase in SG&A. In May 2007, a judgment in the amount of $1.4 million was entered against the Company in the Circuit Court of Cook County, Illinois related to the commercial dispute mentioned above. The expenses mentioned above were partially offset by lower expenses associated with the Company’s long-term performance based incentive plans of $2.3 million and lower variable selling expenses of $1.1 million.
Severance and Other Charges
     The Company recorded $5.5 million of expense in the second quarter of 2007 related to contractual severance costs for several executives who retired or announced their retirement and $1.4 million of compensation expense in the first quarter of 2007 related to the retirement of Mr. Jeffrey Belford, the Company’s former President and Chief Operating Officer.
Loss on Sale of Equipment
     In the second quarter of 2006, the Company incurred a loss of $0.8 million ($0.5 million, net of tax) on the sale equipment of related to the Company’s decision to outsource the manufacturing of a product line in the Company’s OEM business.

Operating Income
     Operating income for the six-month period ended June 30, 2007 was $7.9 million, compared to $13.5 million in the prior year-to-date period. The $5.6 million decrease in operating income over these periods is principally attributable to higher operating expenses as result of severance charges. The factors affecting these items were discussed above.
Investment and Other Income
     The following table presents investment and other income for the six months ended June 30, 2007 and 2006:

(in millions)	2007	2006
Realized foreign exchange gains	$0.1	$0.6
Interest and other	0.3	0.3

	$0.4	$0.9

     The realized foreign exchange gains for the six months ended June 30, 2007 and 2006 were related to payments of intercompany balances by the Company’s Canadian subsidiary.
Provision for Income Taxes
     The effective tax rates for the six months ended June 30, 2007 and 2006 are comparable and were 40.8% and 40.2%, respectively.
Income from Continuing Operations before Cumulative Effect of Accounting Change
     Income from continuing operations before cumulative effect of accounting change for the first six months of 2007 decreased 45.5%, to $4.7 million ($0.55 per diluted share), compared to $8.6 million ($0.96 per diluted share) in the comparable period of 2006. The $3.9 million decrease is the result of lower operating income in the first six months of 2007, as discussed above.
Loss from Discontinued Operations
     Discontinued operations primarily represent the results of operations of Lawson de Mexico, net of income taxes. See Note — K in the “Notes to Condensed Consolidated Financial Statements” for information on the Company’s discontinued operations.
Cumulative Effect of Accounting Change
     The $0.4 million cumulative accounting change in 2006 represents the effect of adopting Financial Accounting Standards Board (FASB) Statement No. 123(R), “Share-Based Payment,” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.”
Liquidity and Capital Resources
     Net cash used for operating activities was $3.6 million in the first six months of 2007, an increase from $0.7 million for the first six months of 2006 primarily caused by lower earnings, partially offset by a decrease in cash used for working capital of $1.0 million. Cash used for working capital in the first six months of 2007 was $12.7 million or $1.0 million less than the prior year period, primarily as result of higher accrued expenses.
     Net cash used for investing activities increased $8.5 million for the six-month period ended June 30, 2007 compared to the prior year period as a result of higher capital expenditures ($7.7 million) for the Reno, Nevada facility expansion. The Company anticipates the Reno facility expansion will be completed in 2007 and will require approximately $2.0 million of additional capital expenditures in 2007. For 2006, capital expenditures of $2.3 million were related to improvement of existing facilities and the purchase of related equipment.
     Net cash provided by financing activities in the first six months of 2007 was $12.6 million compared to $2.9 million net cash used for financing activities in the first six months of 2006 related to borrowings and payments on the revolving line of credit.
     Working capital at June 30, 2007 was $92.5 million as compared to $101.8 million at December 31, 2006. At June 30, 2007 and December 31, 2006, the current ratio was 2.3 to 1 and 2.6 to 1, respectively.
     In the second quarter of 2007 and 2006, the Company announced a cash dividend of $0.20 per share on common shares. The second quarter 2007 cash dividend was paid July 17, 2007.
     Net cash provided by operating activities, current cash and cash equivalents and the $75 million unsecured revolving line of credit are expected to be sufficient to finance the Company’s operations, cash dividends and capital expenditures for the next 12 months.
Recent Events
     During the second quarter, the Board of Directors named Ronald B. Port as Non-Executive Chairman, replacing Robert J. Washlow, former Chairman of the Board and Chief Executive officer who left the Company. The Lawson Board elected James S. Errant to replace Mr. Washlow on the Board of Directors. In addition, the Board of Directors elected Thomas Neri as President and Chief Executive Officer. One Board position remained open at the end of the second quarter 2007 due to the recent death of Sidney L. Port, the Company’s founder and Vice Chairman.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes in market risk at June 30, 2007 from that reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Item 4. Controls and Procedures
     The Company’s chief executive officer and chief financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding financial disclosures. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2007 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
Items 2, 3 and 5 are inapplicable and have been omitted from this report.
Item 1. Legal Proceedings
     In December 2005, the FBI executed a search warrant for records at the Company’s offices and informed the Company that it was conducting an investigation as to whether any of the Company’s representatives improperly provided gifts or awards to purchasing agents (including government purchasing agents) through the Company’s customer loyalty programs. The U.S. Attorney’s office for the Northern District of Illinois subsequently issued a subpoena for documents in connection with this investigation. In April 2007, thirteen people, including seven former sales agents of the Company, were indicted on federal criminal charges, including mail fraud, in connection with the U.S. Attorney’s investigation. These indictments allege that under the Company’s customer loyalty programs, sales agents would provide cash gift certificates to individuals purchasing Company merchandise on behalf of their employers as a way to increase their commissions and prices paid by customers. All of the cases involve commissioned sales agents of the Company. Although the Company was not charged in connection with these indictments, the U.S. Attorney has announced that its investigation is continuing.
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
     In December 2005, the FBI executed a search warrant for records at the Company’s offices and informed the Company that it was conducting an investigation as to whether any of the Company’s representatives improperly provided gifts or awards to purchasing agents (including government purchasing agents) through the Company’s customer loyalty programs. The U.S. Attorney’s office for the Northern District of Illinois subsequently issued a subpoena for documents in connection with this investigation. In April 2007, thirteen people, including seven former sales agents of the Company, were indicted on federal criminal charges, including mail fraud, in connection with the U.S. Attorney’s investigation. These indictments allege that under the Company’s customer loyalty programs, sales agents would provide cash gift certificates to individuals purchasing Company merchandise on behalf of their employers as a way to increase their commissions and prices paid by customers. All of the cases involve commissioned sales agents of the Company. Although the Company was not charged in connection with these indictments, the U.S. Attorney has announced that its investigation is continuing.
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

Item 4. Submission of Matters to a Vote of Security Holders
(a)	The annual meeting of stockholders of Lawson Products, Inc. was held on May 8, 2007.

(b)	Pursuant to Instruction 3 to Item 4, no response is required to this item.

(c)	At the Annual Meeting conducted on May 8, 2007, the stockholders voted on the election of directors and to ratify the appointment of Ernst & Young LLP as the independent registered public accounting firm of Lawson Products, Inc. for the fiscal year ending December 31, 2007. A summary of the votes is as follows:

		Withheld
Name	For	Authority
James S. Errant	7,359,410	57,132
Lee S. Hillman	7,296,660	119,882
Sidney L. Port	7,351,003	65,539
Messers. R. Port, Rettig and Smelcer continue to serve as directors of the Company for terms ending in 2008 and Messers. Brophy, Postek and Saranow continue to serve as directors of the Company for terms ending in 2009. Sidney L. Port died on June 11, 2007.

	For	Against	Abstain
Ratify the appointment of Ernst & Young LLP	7,400,786	12,813	2,943

	For	Against	Abstain
Approval of the Senior Management Annual Incentive Plan	7,318,398	83,561	14,583
Item 6. Exhibits

10.1	Sixth modification of credit agreement dated June 21, 2007 between Lawson Products, Inc. and Lasalle Bank National Association, filed herewith

10.2	Separation Agreement and General Release (the “Separation Agreement”), dated April 13, 2007, by and between the Company and Robert J. Washlow, incorporated herein by reference to Exhibit 10.1 to the Company’s current Report on Form 8-K filed April 19, 2007

15	Letter from Ernst & Young LLP Regarding Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAWSON PRODUCTS, INC. (Registrant)
Date: August 3, 2007	/s/ Thomas J. Neri
Thomas J. Neri
Chief Executive Officer

Date: August 3, 2007	/s/ Scott F. Stephens
Scott F. Stephens
Chief Financial Officer