Form 10-Q
period 2007-09-30
LAWSON PRODUCTS INC/NEW/DE/
filed 2007-11-02
CIK 703604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)
☑   Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For quarterly period ended September 30, 2007
or
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
Yes ☐      No ☑
     The number of shares outstanding of the registrant’s common stock, $1 par value, as of October 31, 2007 was 8,522,001.

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

PART I – FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
LAWSON PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
(in thousands, except share data)	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$1,664	$3,391
Accounts receivable, less allowance for doubtful accounts	62,577	60,411
Inventories	91,008	90,272
Miscellaneous receivables and prepaid expenses	7,970	5,529
Deferred income taxes	3,098	3,538
Discontinued current assets	1,171	2,056

Total Current Assets	167,488	165,197

Property, plant and equipment, less allowances for depreciation and amortization	50,656	42,664
Deferred income taxes	22,803	20,341
Goodwill	27,999	27,999
Other assets	24,644	22,679
Discontinued non-current assets	—	3

Total Assets	$293,590	$278,883

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Revolving line of credit	$13,000	$—
Accounts payable	15,038	14,055
Accrued expenses and other liabilities	46,343	46,746
Income taxes	—	855
Discontinued current liabilities	1,065	1,770

Total Current Liabilities	75,446	63,426
Accrued liability under security bonus plans	26,549	25,522
Other	20,037	19,618

	46,586	45,140

Stockholders’ Equity:
Preferred Stock, $1 par value:
Authorized - 500,000 shares
Issued and outstanding — None	—	—
Common Stock, $1 par value:
Authorized - 35,000,000 shares
Issued and outstanding-(2007-8,522,001 shares; 2006-8,521,001 shares)	8,522	8,521

Capital in excess of par value	4,774	4,749

Retained earnings	158,301	158,008

Accumulated other comprehensive loss	(39)	(961)

Total Stockholders’ Equity	171,558	170,317

Total Liabilities and Stockholders’ Equity	$293,590	$278,883

See notes to condensed consolidated financial statements.

LAWSON PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2007	2006	2007	2006
Net sales	$127,913	$127,335	$386,760	$386,727
Cost of goods sold	51,456	50,786	157,779	156,974

Gross profit	76,457	76,549	228,981	229,753

Operating expenses:
Selling, general and administrative expenses	67,435	70,740	205,124	209,620
Severance and other charges	3,659	—	10,571	—
Loss on sale of equipment	—	—	—	806

Operating income	5,363	5,809	13,286	19,327

Investment and other income	160	260	555	1,201
Interest expense	(295)	—	(662)	—

Income from continuing operations before income taxes and cumulative effect of accounting change	5,228	6,069	13,179	20,528

Provision for income taxes	2,818	2,768	6,063	8,587

Income from continuing operations before cumulative effect of accounting change	2,410	3,301	7,116	11,941

Loss from discontinued operations, net of income taxes	(11)	(226)	(496)	(312)

Income before cumulative effect of accounting change	2,399	3,075	6,620	11,629

Cumulative effect of accounting change, net of income taxes	—	—	—	(361)

Net income	$2,399	$3,075	$6,620	$11,268

Basic income (loss) per share of common stock:
Continuing operations before cumulative effect of accounting change	$0.28	$0.37	$0.84	$1.33
Discontinued operations	(0.00)	(0.03)	(0.06)	(0.03)
Cumulative effect of accounting change	—	—	—	(0.04)

	$0.28	$0.34	$0.78	$1.25

Diluted income (loss) per share of common stock:
Continuing operations before cumulative effect of accounting change	$0.28	$0.37	$0.83	$1.33

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2007	2006	2007	2006
Discontinued operations	(0.00)	(0.03)	(0.06)	(0.03)
Cumulative effect of accounting change	—	—	—	(0.04)

	$0.28	$0.34	$0.78	$1.25

Cash dividends declared per share of common stock	$0.20	$0.20	$0.60	$0.60

Weighted average shares outstanding:
Basic	8,522	8,998	8,522	8,987

Diluted	8,524	9,004	8,524	8,993

See notes to condensed consolidated financial statements.

LAWSON PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
(in thousands)	2007	2006
Operating activities:
Net income	$6,620	$11,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,003	6,196
Changes in operating assets and liabilities	(10,117)	(6,200)
Other	1,610	666

Net Cash Provided by Operating Activities	4,116	11,930

Investing activities:
Additions to property, plant and equipment	(13,805)	(3,593)
Other	—	356

Net Cash Used for Investing Activities	(13,805)	(3,237)

Financing activities:
Proceeds from revolving line of credit, net of payments	13,000	—
Dividends paid	(5,113)	(5,389)
Other	27	676

Net Cash Provided by (Used for) Financing Activities	7,914	(4,713)

Increase (Decrease) in Cash and Cash Equivalents	(1,775)	3,980

Cash and Cash Equivalents at Beginning of Period	4,320 (a)	16,297 (b)

Cash and Cash Equivalents at End of Period	2,545	20,277
Cash Held by Discontinued Operations	(881)	(1,369)

Cash and Cash Equivalents Held by Continuing Operations at End of Period	$1,664	$18,908

(a)	Includes $929 of cash and cash equivalents from discontinued operations.

(b)	Includes $1,791 of cash and cash equivalents from discontinued operations.
See notes to condensed consolidated financial statements.

Lawson Products, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
Note A — Basis of Presentation and Summary of Significant Accounting Policies
     As contemplated by the Securities and Exchange Commission, the accompanying consolidated financial statements and footnotes have been condensed and, therefore, do not contain all disclosures required by generally accepted accounting principles. Reference should be made to Lawson Products, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2006. The Condensed Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006, the Condensed Consolidated Statements of Income for the three month and nine month periods ended September 30, 2007 and 2006 and the Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2007 and 2006 are unaudited. In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) have been made, which are necessary to present fairly the results of operations for the interim periods. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
     FIN 48 — We account for uncertain tax positions in accordance with FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109 (“FIN 48”). The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the condensed consolidated balance sheets and statements of income. See Note J — Income Taxes to the condensed consolidated financial statements for additional detail on our uncertain tax positions.
     There have been no significant changes in our significant accounting policies during the nine months ended September 30, 2007, except as noted above related to FIN 48, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
     Certain prior year amounts have been reclassified to conform to current year presentation.
Note B — Comprehensive Income (Loss)
     Comprehensive income was $2,865 and $3,104 for the third quarters of 2007 and 2006, respectively. Comprehensive income includes foreign currency translation adjustments, net of related income tax of $466 and $29 for the three month periods ended September 30, 2007 and 2006, respectively.
     For the nine month periods ended September 30, 2007 and 2006, comprehensive income was $7,542 and $11,350, respectively. Comprehensive income includes foreign currency translation adjustments, net of related income tax of $922 and $82 for the nine months ended September 30, 2007 and 2006, respectively.
     Accumulated comprehensive loss consists only of foreign currency translation adjustments, net of related income tax.

Note C — Earnings Per Share
     The calculation of dilutive weighted average shares outstanding for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three months ended September 30
(in thousands)	2007	2006
Basic weighted average shares outstanding	8,522	8,998
Dilutive impact of options outstanding	2	6

Dilutive weighted average shares outstanding	8,524	9,004

	Nine months ended September 30
	2007	2006
Basic weighted average shares outstanding	8,522	8,987
Dilutive impact of options outstanding	2	6

Dilutive weighted average shares outstanding	8,524	8,993

Note D — Revolving Line of Credit
     The revolving line of credit has a maximum borrowing capacity of $75 million and a maturity date of March 27, 2009. The revolving line of credit carries a floating interest rate of prime minus 150 basis points or LIBOR plus 75 basis points, at the Company’s option. At September 30, 2007, the Company’s effective borrowing rate on the revolving line of credit was 6.3 percent. Interest is payable quarterly on prime rate borrowings and at contract expirations for LIBOR borrowings. The line of credit contains certain financial covenants regarding interest coverage, minimum stockholders’ equity and working capital, all of which the Company was in compliance with at September 30, 2007. The Company had $13 million of borrowings under the line outstanding at September 30, 2007.
Note E — Reserve for Severance
     The table below presents the changes in the Company’s reserves for severance and related payments, included in accrued expenses and other liabilities, for the first nine months ended September 30, 2007 and 2006:

(in thousands)	2007	2006
Balance at beginning of year	$962	$216
Charged to earnings	9,593	760
Cash paid	(2,483)	(148)
Adjustment to reserves	(120)	(153)

Balance at September 30	$7,952	$675

     The $9,593 severance charge to earnings in 2007 includes $9,129 related to contractual payments for several executives who have retired, have announced their retirement or have been terminated due to a sales management realignment during the first nine months of 2007. The 2007 severance charge also includes $464 related to operational efficiency improvement initiatives implemented in 2007 that resulted in non-executive employee severance (classified in selling, general and administrative expenses on the Condensed Consolidated Statements of Income). For the nine months ended September 30, 2007 severance and other charges of $10,571 on the Condensed Consolidated Statement of Income includes $9,129 of severance charges for executives and $1,442 of compensation expense related to the retirement of Mr. Jeffrey Belford, the Company’s former President and Chief Operating Officer.

Note F — Intangible Assets
     Intangible assets subject to amortization, included within other assets, were as follows:

	September 30, 2007
	Gross	Accumulated	Net Carrying
(in thousands)	Balance	Amortization	Amount
Trademarks and tradenames	$1,400	$725	$675
Non-compete covenant	1,000	350	650

	$2,400	$1,075	$1,325

	December 31, 2006
	Gross	Accumulated	Net Carrying
	Balance	Amortization	Amount
Trademarks and tradenames	$1,400	$687	$713
Non-compete covenant	1,000	200	800

	$2,400	$887	$1,513

     Trademarks and tradenames are being amortized over 15 years. The non-compete covenant associated with the 2005 acquisition of Rutland is being amortized over 5 years. Amortization expense for intangible assets is expected to be $250 per year for each of the next four years and $50 per year thereafter until the trademarks and tradenames are fully amortized.
Note G — Stock-Based Compensation
     The Amended Stock Performance Plan (“Plan”) provides for the issuance of incentive compensation to non-employee directors, officers and key employees in the form of stock performance rights (“SPRs”).
Stock Performance Rights
     SPRs vest at 20% to 33% per year and entitle the recipient to receive a cash payment equal to the excess of the market value of the Company’s common stock over the SPR exercise price when the SPRs are surrendered. The Company estimates the fair value of SPRs using the Black-Scholes valuation model each quarter. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. The weighted-average estimated value of SPRs outstanding at September 30, 2007 was $8.33 per SPR with the following assumptions:

September 30, 2007
Expected volatility	36.99% to 41.86%
Risk-free interest rate	3.98% to 4.28%
Expected term (in years)	1.6 to 5.6
Expected dividend yield	2.30%
     In the third quarter 2007, the Company recorded a reduction to expense of $0.9 million for outstanding SPRs.
     The following is a summary of the activity in the Company’s stock performance rights during the three and nine month periods ended September 30, 2007:

	Average SPR
	Exercise Price	# of SPRs
Outstanding December 31, 2006 (1)	$33.31	179,500

Granted	—	—
Exercised	27.08	(500)
Forfeited	—	—

Outstanding March 31, 2007 (2)	$33.33	179,000

Granted	36.71	40,000
Exercised	26.93	(1,950)
Forfeited	—	—

Outstanding June 30, 2007(3)	$34.01	217,050

Granted	—	—
Exercised	32.80	2,100
Forfeited	29.54	3,700

Outstanding September 30, 2007(4)	$34.10	211,250

(1)	Includes 113,500 SPRs vested and exercisable at December 31, 2006 at a weighted average exercise price of $28.88 per SPR.

(2)	Includes 113,000 SPRs vested and exercisable at March 31, 2007 at a weighted average exercise price of $28.89 per SPR.

(3)	Includes 133,317 SPRs vested and exercisable at June 30, 2007 at a weighted average exercise price of $31.21 per SPR.

(4)	Includes 131,117 SPRs vested and exercisable at September 30, 2007 at a weighted average exercise price of $31.18 per SPR.

     The aggregate intrinsic value of SPRs outstanding as of September 30, 2007 is $0.9 million.
     As of September 30, 2007, there was $0.3 million of unrecognized compensation cost related to non-vested SPRs, which will be recognized over a weighted average period of 1.6 years.
     As stock-based compensation expense recognized in the Condensed Consolidated Statements of Income for the three and nine month periods ended September 30, 2007 and 2006 is based on awards granted and ultimately expected to vest, the amounts calculated include a reduction for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.
Stock Options
     The following is a summary of the activity in the Company’s stock options during the three and nine month periods ended September 30, 2007:

	Average Option
	Exercise Price	# of Options
Outstanding December 31, 2006	$23.72	6,000
Granted	—	—
Exercised	—	—
Forfeited/expired/cancelled	—	—

Outstanding March 31, 2007	$23.72	6,000

Granted	—	—
Exercised	26.75	1,000
Forfeited/expired/cancelled	—	—

Outstanding June 30, 2007	$23.11	5,000

Granted	—	—
Exercised	—	—
Forfeited/expired/cancelled	—	—

Outstanding September 30, 2007	$23.11	5,000

	Weighted
	Average
Exercisable options at:	Price	Option Shares
December 31, 2006	$23.72	6,000
September 30, 2007	$23.11	5,000
     The aggregate intrinsic value for options outstanding and exercisable at September 30, 2007 is $0.1 million.
     As of September 30, 2007, the Company had the following outstanding options:

Exercise price	$23.56	$22.44

Options outstanding:	3,000	2,000
Weighted average exercise price	$23.56	$22.44
Weighted average remaining life (in years)	2.6	1.9
Options exercisable:	3,000	2,000
Weighted average exercise price	$23.56	$22.44
     As of December 31, 2006, all outstanding stock options were fully vested and therefore, there is no remaining unrecognized compensation expense as of September 30, 2007.

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
     Financial information for the Company’s reportable segments consisted of the following:

	Three Months Ended
	September 30
(in thousands)	2007	2006
Net sales
MRO	$108,183	$106,044
OEM	19,730	21,291

Consolidated total	$127,913	$127,335

Operating income
MRO	$5,065	$4,792
OEM	298	1,017

Consolidated total	$5,363	$5,809

     The reconciliation of segment profit to consolidated income from continuing operations before income taxes and cumulative effect of accounting change consisted of the following:

	Three Months Ended
	September 30
(in thousands)	2007	2006
Total operating income from continuing operations from reportable segments	$5,363	$5,809
Investment and other income	160	260
Interest expense	(295)	—

Income from continuing operations before income taxes and cumulative effect of accounting change	$5,228	$6,069

	Nine Months Ended
	September 30
(in thousands)	2007	2006
Net sales
MRO	$323,344	$322,350
OEM	63,416	64,377

Consolidated total	$386,760	$386,727

Operating income
MRO	$10,263	$16,115
OEM	3,023	3,212

Consolidated total	$13,286	$19,327

     The reconciliation of segment profit to consolidated income from continuing operations before income taxes and cumulative effect of accounting change consisted of the following:

	Nine Months Ended
	September 30
(in thousands)	2007	2006
Total operating income from continuing operations from reportable segments	$13,286	$19,327
Investment and other income	555	1,201
Interest expense	(662)	—

Income from continuing operations before income taxes and cumulative effect of accounting change	$13,179	$20,528

     Asset information for continuing operations related to the Company’s reportable segments consisted of the following:

	September 30,	December 31,
(in thousands)	2007	2006
Total assets
MRO	$216,480	$203,126
OEM	50,038	49,819

Total for reportable segments	266,518	252,945
Corporate	25,901	23,879

Consolidated total	$292,419	$276,824

     At September 30, 2007 and December 31, 2006, the carrying value of goodwill within each reportable segment was as follows:

MRO	$25,748
OEM	2,251

Consolidated total	$27,999

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
     As a result of the implementation of FIN 48, the Company recognized an increase of approximately $1.2 million in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings. At January 1, 2007, the Company had approximately $4.1 million of unrecognized tax benefits, that if recognized would be recorded as a component of the provision for income taxes. At January 1, 2007, the Company recorded interest payable of approximately $675. The interest payable and related interest expense is classified as a component of income taxes on the Condensed Consolidated Balance Sheets and provision for income taxes on the Condensed Consolidated Statements of Income.
     There have been no material changes in the amounts of unrecognized tax benefits or interest and penalties related to uncertain tax positions since the Company adopted FIN 48.

     The Company’s federal returns for the tax years 2004 through 2006 remain open to examination. In addition, the years 2000 through 2002 remain open for federal purposes to the extent of a refund claim currently under review. Generally, the tax years 2002 through 2006 remain open to examination by major state taxing jurisdictions. Finally, the major foreign jurisdictions in which the Company files income tax returns are Canada and Mexico. Generally, the tax years 2001 through 2006 remain open for Mexico and 2002 through 2006 for Canada. Based on these open tax positions, it is possible that the amount of the liability for unrecognized tax benefits could change during the next twelve month period. An estimate of the range of the possible change cannot be made unless and until issues are further developed or examinations close.

Note K — Discontinued Operations
     Discounted operations for the three and nine month periods ended September 30, 2007 include the Company’s Mexico operation, which was closed in the second quarter of 2007, and its former UK subsidiary, which was closed in 2005.
     The results of Lawson de Mexico discontinued operations for the three and nine months ended September 30, 2007 and 2006 are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2007	2006	2007	2006
Revenue	$0.2	$1.8	$2.6	$5.3
Loss before income taxes	(0.0)	(0.2)	(0.5)	(0.3)
Income tax	(0.0)	(0.0)	(0.0)	(0.0)

Loss from discontinued operations	$(0.0)	$(0.2)	$(0.5)	$(0.3)

     At September 30, 2007 and December 31, 2006, the major components of assets and liabilities of the Lawson de Mexico discontinued operations were as follows:

	September 30,	December 31,
(in millions)	2007	2006
Current assets	$0.6	$1.4

Total assets	$0.6	$1.4

Current liabilities	$0.8	$0.9

Total liabilities	$0.8	$0.9

     Operating cash flows generated from the discontinued operations were immaterial to the Company and, therefore, are not disclosed separately.
     As previously disclosed, the Company discontinued its former UK subsidiary in 2005. The remaining assets and liabilities continue to be reported as discontinued operations on the Condensed Consolidated Balance Sheets at September 30, 2007 and December 31, 2006 and include $0.5 million and $0.6 million of assets, respectively, and $0.2 million and $0.9 million of liabilities, respectively.
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

     The Company’s internal investigation regarding these matters has consisted of a review of the Company’s records and interviews with Company employees and independent agents and is not complete. In conjunction with the Company’s internal investigation, several customer loyalty programs were terminated because the Company believes that these programs provided or had the potential of providing promotional considerations, such as gifts and awards, to purchasing agents that the Company has deemed inappropriate. The Company has modified another customer loyalty program to limit the amount and nature of customer gifts distributed under the program. In addition, twenty-three independent agents have been terminated or have resigned and the Company has terminated four employees. The Company is cooperating with the ongoing investigation of the U.S. Attorney; however, the Company cannot predict when the investigation will be completed or what the outcome or the effect of the investigation will be. The outcome of the investigation could result in criminal sanctions or civil remedies against the Company, including material fines, injunctions or the loss of the Company’s ability to conduct business with governmental entities.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Lawson Products, Inc.
     We have reviewed the condensed consolidated balance sheet of Lawson Products, Inc. and subsidiaries as of September 30, 2007 and the related condensed consolidated statements of income for the three and nine-month periods ended September 30, 2007 and 2006 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2007 and 2006. These financial statements are the responsibility of the Company’s management.
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
/s/ ERNST & YOUNG LLP
Chicago, Illinois
November 1, 2007

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Quarter ended September 30, 2007 compared to Quarter ended September 30, 2006
     The following table presents a summary of the Company’s financial performance for the third quarter of 2007 and 2006:

		% of		% of
(in thousands)	2007	Net Sales	2006	Net Sales
Net sales	$127,913	100.0	$127,335	100.0
Cost of goods sold	51,456	40.2	50,786	39.9

Gross profit	76,457	59.8	76,549	60.1
Operating expenses:
Selling, general and administrative expenses	67,435	52.7	70,740	55.6
Severance and other charges	3,659	2.9	—	—

Operating income	5,363	4.2	5,809	4.6
Other, net	(135)	(0.1)	260	0.2

Income from continuing operations before income taxes	5,228	4.1	6,069	4.8
Provision for income taxes	2,818	2.2	2,768	2.2

Income from continuing operations	2,410	1.9	3,301	2.6
Loss from discontinued operations, net of income taxes	(11)	(0.0)	(226)	(0.2)

Net income	$2,399	1.9	$3,075	2.4

Net Sales and Gross Profit
     Consolidated net sales for the three month period ended September 30, 2007 increased slightly compared to the same period of 2006.
     The following table presents the Company’s net sales results for its MRO and OEM businesses for the third quarter of 2007 and 2006:

(in millions)	2007	2006
MRO	$108.2	$106.0
OEM	19.7	21.3

Net sales	$127.9	$127.3

     Maintenance, Repair and Operations distribution (MRO) net sales increased $2.2 million in the third quarter of 2007, to $108.2 million from $106.0 million in the prior year period, primarily due to increased penetration of existing customers. Sales increased in the U.S. and Canada by approximately $1.8 million and $0.4 million for the quarter, respectively.
     Original Equipment Manufacturer (OEM) net sales decreased $1.6 million in the third quarter of 2007 to $19.7 million from $21.3 million in 2006. Sales in the U.S. were lower due to the cancellation of some customer contracts.
     Consolidated gross profit margins for the quarter ended September 30, 2007 decreased to 59.8% from 60.1% in the comparable prior year period. This decrease was primarily due to lower gross profit margins in the OEM segment in 2007 caused by product cost increases.
Operating Expenses and Operating Income
Selling, General and Administrative Expenses (“SG&A”)
     SG&A expenses were $67.4 million and 52.7 percent of net sales for the third quarter of 2007, which represents a decline from the respective prior period amounts of $70.7 million and 55.6% of net sales. Included in SG&A costs are legal costs associated with the ongoing investigation by the U.S. Attorney’s Office for the Northern District of

Illinois. The Company incurred expenses of $1.2 million related to the investigation in the quarter ended September 30, 2007, which represents a $0.6 million increase compared to $0.6 million in the prior year period. This investigation is ongoing and the Company expects to incur legal and other costs throughout the remainder of 2007 related to this matter. See Note L – Legal Proceedings for more information.
     The primary driver of lower SG&A in the third quarter 2007 was lower compensation costs, including a $3.1 million reduction in costs associated with the Company’s long-term incentive plans and lower variable selling expenses of $0.6 million.
Severance and Other Charges
     The Company recorded $3.7 million of severance expense in the third quarter of 2007 related to contractual payments for several executives who have retired, have announced their retirement or have been terminated due to a sales management realignment.
Operating Income
     Operating income for the three month period ended September 30, 2007 decreased to $5.4 million, from $5.8 million in the comparable period of 2006. This $0.4 million decrease in operating income is principally attributable to higher operating expenses, principally the severance and other charges as discussed above.
Investment and Other Income
     The following table presents investment and other income for the quarters ended September 30, 2007 and 2006:

(in millions)	2007	2006
Interest and other	$0.2	$0.3

	$0.2	$0.3

Provision for Income Taxes
     The effective tax rate for the three months ended September 30, 2007 was 53.9%, which was higher than the 45.6% rate for the three months ended September 30, 2006. The higher rate for the third quarter 2007 was related to increases to estimated tax liabilities related to the Company’s decision to exclude tax deductions for expenses associated with the Company’s customer loyalty programs.
     The Company’s state tax rate estimate fluctuates based on the income tax rates in the various jurisdictions in which the Company operates, and based on the level of profits in those jurisdictions.
Income from Continuing Operations before Cumulative Effect of Accounting Change
     Income from continuing operations before cumulative effect of accounting change for the third quarter of 2007 decreased to $2.4 million ($0.28 per diluted share), compared to $3.3 million ($0.37 per diluted share) in the comparable period of 2006. The $0.9 million decrease is the result of lower operating income in the third quarter 2007 as discussed above, principally due to the severance charges.
Loss from Discontinued Operations
     Discontinued operations reflect the results of operations of Lawson de Mexico, net of income taxes. See Note — K in the “Notes to Condensed Consolidated Financial Statements” for information on the Company’s discontinued operations.

Nine Months ended September 30, 2007 compared to Nine Months ended September 30, 2006
     The following table presents a summary of the Company’s financial performance for the first nine months of 2007 and 2006:

		% of		% of
(in thousands)	2007	Net Sales	2006	Net Sales
Net sales	$386,760	100.0	$386,727	100.0
Cost of goods sold	157,779	40.8	156,974	40.6

Gross profit	228,981	59.2	229,753	59.4

Operating expenses:
Selling, general and administrative expenses	205,124	53.0	209,620	54.2
Severance and other charges	10,571	2.7	—
Loss on sale of equipment	—		806	0.2

Operating income	13,286	3.4	19,327	5.0
Other, net	(107)	(0.0)	1,201	0.3

Income from continuing operations before income taxes and cumulative effect of accounting change	13,179	3.4	20,528	5.3
Provision for income taxes	6,063	1.6	8,587	2.2

Income from continuing operations before cumulative effect of accounting change	7,116	1.8	11,941	3.1
Loss from discontinued operations, net of income taxes	(496)	(0.1)	(312)	(0.1)

Income before cumulative effect of accounting change	6,620	1.7	11,629	3.0
Cumulative effect of accounting change	—		(361)	(0.1)

Net income	$6,620	1.7	$11,268	2.9

Net Sales and Gross Profit
     Net sales for the nine month period ended September 30, 2007 were $386.8 million and comparable to $386.7 million in the same period of 2006.
     The following table presents the Company’s net sales results for its MRO and OEM businesses for the first nine months of 2007 and 2006:

(in millions)	2007	2006
MRO	$323.4	$322.3
OEM	63.4	64.4

Net Sales	$386.8	$386.7

     Maintenance, Repair and Operations distribution (MRO) net sales increased $1.1 million for the first nine months of 2007, to $323.4 million from $322.3 million in the prior year period due to slight improvements in account penetration. Sales increased in the U.S. and Canada by approximately $0.5 million and $0.5 million for the quarter, respectively.
     Original Equipment Manufacturer (OEM) net sales decreased $1.0 million in the first nine months of 2007 to $63.4 million from $64.4 million in the prior year period, primarily due to the cancellation of several customer contracts that occurred throughout 2007.
     Consolidated gross profit margins for the first nine months ended September 30, 2007 and 2006 decreased slightly to 59.2% from 59.4%, respectively. This decrease was primarily due to lower gross profit margins in the MRO segment associated with higher product costs.

Operating Expenses and Operating Income
Selling, General and Administrative Expenses (“SG&A”)
     SG&A expenses were $205.1 million and 53.0 percent of net sales for the first nine months of 2007, which represents a decline from the respective prior period amounts of $209.6 million and 54.2 percent of net sales. Included in SG&A costs are legal costs associated with the ongoing investigation by the U.S. Attorney’s Office for the Northern District of Illinois. The Company incurred expenses of $4.9 million related to the investigation in the first nine months ended September 30, 2007, which represents a $2.3 million increase compared to $2.6 million in the prior year period. This investigation is ongoing and the Company expects to incur legal and other costs throughout the remainder of 2007 related to this matter. See Note L – Legal Proceedings for more information.
     The primary driver of lower SG&A in the first nine months of 2007 was lower compensation costs, including a $5.9 million reduction in costs associated with the Company’s long-term incentive plans and lower variable selling expenses of $1.7 million.
Severance and Other Charges
     The Company recorded $9.1 million of severance expense in the first nine months of 2007 related to contractual payments for several executives who have retired, have announced their retirement or have been terminated due to a sales force realignment and $1.4 million of compensation expense related to the retirement of Mr. Jeffrey Belford, the Company’s former President and Chief Operating Officer.
Loss on Sale of Equipment
     In the second quarter of 2006, the Company incurred a loss of $0.8 million ($0.5 million, net of tax) on the sale of equipment related to the Company’s decision to outsource the manufacturing of a product line in the Company’s OEM business.
Operating Income
     Operating income for the nine month period ended September 30, 2007 was $13.3 million, compared to $19.3 million in the prior year-to-date period. The $6.0 million decrease in operating income over these periods is principally attributable to higher operating expenses as result of severance charges. The factors affecting these items were discussed above.
Investment and Other Income
     The following table presents investment and other income for the nine months ended September 30, 2007 and 2006:

(in millions)	2007	2006
Realized foreign exchange gains	$0.1	$0.6
Interest and other	0.5	0.6

	$0.6	$1.2

     The realized foreign exchange gains for the nine months ended September 30, 2007 and 2006 were related to payments of intercompany balances by the Company’s Canadian subsidiary.

Provision for Income Taxes
     The effective tax rate for the nine months ended September 30, 2007 was 46.0%, which was higher than the 41.8% rate for the nine months ended September 30, 2006. The higher rate for 2007 was related to increases to estimated tax liabilities related to the Company’s decision to exclude tax deductions for expenses associated with the Company’s customer loyalty programs.
     The Company’s state tax rate estimate fluctuates based on the income tax rates in the various jurisdictions in which the Company operates, and based on the level of profits in those jurisdictions.
Income from Continuing Operations before Cumulative Effect of Accounting Change
     Income from continuing operations before cumulative effect of accounting change for the first nine months of 2007 decreased 40.4%, to $7.1 million ($0.83 per diluted share), compared to $11.9 million ($1.33 per diluted share) in the comparable period of 2006. The $4.8 million decrease is the result of lower operating income in the first nine months of 2007, as discussed above.

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
Liquidity and Capital Resources
     Net cash provided by operating activities was $4.1 million in the first nine months of 2007, a decrease from $11.9 million for the first nine months of 2006 caused by lower earnings and an increase in cash used for working capital, primarily prepaid expenses and taxes payable.
     Net cash used for investing activities increased $10.6 million for the nine month period ended September 30, 2007 compared to the prior year period as a result of higher capital expenditures including $10.0 million for the Reno, Nevada facility expansion. The Company anticipates the Reno facility expansion will be completed by the end of 2007 and will require no significant additional capital expenditures in the remainder of 2007 for this project. For 2006, capital expenditures of $3.6 million were related to improvement of existing facilities and the purchase of related equipment.
     Net cash provided by financing activities in the first nine months of 2007 was $7.9 million compared to $4.7 million net cash used for financing activities in the first nine months of 2006 primarily related to borrowings and payments on the revolving line of credit.
     Working capital at September 30, 2007 was $92.0 million as compared to $101.8 million at December 31, 2006. At September 30, 2007 and December 31, 2006, the current ratio was 2.2 to 1 and 2.6 to 1, respectively.
     In the third quarter of 2007 and 2006, the Company announced a cash dividend of $0.20 per share on common shares. The third quarter 2007 cash dividend was paid October 16, 2007.
     Net cash provided by operating activities, current cash and cash equivalents and the $75 million unsecured revolving line of credit are expected to be sufficient to finance the Company’s operations, cash dividends and capital expenditures for the next 12 months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes in market risk at September 30, 2007 from that reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Item 4. Controls and Procedures
     The Company’s chief executive officer and chief financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding financial disclosures. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2007 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

LAWSON PRODUCTS, INC.
(Registrant)

Date: November 2, 2007	/s/ Thomas J. Neri

Thomas J. Neri
Chief Executive Officer

Date: November 2, 2007	/s/ Scott F. Stephens

Scott F. Stephens
Chief Financial Officer