Form 10-K
period 2007-12-31
LAWSON PRODUCTS INC/NEW/DE/
filed 2008-03-12
CIK 703604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s voting stock held by non-affiliates on June 29, 2007 (based upon the per share closing price of $38.70) was approximately $147,400,000.

As of February 29, 2008, 8,522,001 shares of Common Stock were outstanding.

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

Lawson markets its products from its MRO segment primarily through a network of approximately 1,600 independent sales agents. The Company’s OEM segment sells primarily through inside sales representatives. The majority of the Company’s sales agents and inside sales representatives utilize catalogs, websites and call centers to facilitate customer ordering activity.

The Company’s sales and operating income declined in 2007. Sales declined by $1.7 million to $509.7 million in 2007 from $511.4 in 2006. Operating income declined by $2.5 million to $20.4, primarily due to lower sales and gross profit margins. Operating income includes $12.3 million of severance and other charges for several executives who departed in 2007. Selling, general and administrative expenses includes $5.8 million of legal and other costs incurred in conjunction with the ongoing government investigation which is discussed further in Item 3. Legal Proceedings.

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

The Company estimates that these categories of products accounted for the following percentages of its total consolidated net sales for 2007, 2006 and 2005, respectively:

	Percentage of
	Consolidated Net Sales
	2007	2006	2005

Fasteners, Fittings and Related Parts	44%	44%	48%
Industrial Supplies	47	48	43
Automotive and Equipment Maintenance Parts	9	8	9

	100%	100%	100%

Substantially all of the Company’s MRO products are manufactured by others and must meet the Company’s specifications. A majority of MRO products distributed by the Company are purchased by the Company in bulk and repackaged in smaller quantities. The Company uses a large number of suppliers and has no long-term or fixed price contracts with any of them. Most of the Company’s MRO products are purchased from several sources, and the Company believes that the loss of any single supplier would not significantly affect its operations. No single supplier accounted for more than 4% of the Company’s purchases in 2007.

In the OEM business, the Company sources most products based on customer specifications through a variety of domestic and international suppliers. A small portion of OEM products are manufactured by the Company, primarily precision engineered machine parts. In addition to customer specified products, the OEM business provides supply chain management services such as in-plant inventory management, automatic re-stock programs and engineering services for its customers.

Markets

The Company’s principal markets are as follows:

In-Plant and Building Maintenance.  This market includes facilities engaged in a broad range of manufacturing and processing activities, as well as institutions such as hospitals, universities, school districts and government units. The Company estimates that approximately 46% of 2007 and 2006 net sales were made to customers in this market.

Heavy Duty Equipment Maintenance.  Customers in this market include operators of trucks, buses, agricultural implements, construction and road building equipment, mining, logging and drilling equipment and other off-the-road equipment. The Company estimates that approximately 24% of 2007 and 23% of 2006 net sales were made to customers in this market.

Original Equipment Manufacturers.  This market includes supplying production lines engaged in a broad range of manufacturing and processing activities with component parts. The Company estimates that approximately 16% of 2007 and 17% of 2006 net sales were made to customers in this market.

Vehicle Maintenance and Transportation.  Customers in this market include automobile service center chains, independent garages, automobile dealers, car rental agencies and other fleet operators. The Company estimates that approximately 14% of 2007 and 2006 net sales were made to customers in this market.

At December 31, 2007, the Company had approximately 329,000 customers. Sales were made primarily through a network of approximately 1,600 independent sales agents and inside sales representatives. Independent sales agents and inside sales representatives are compensated on a commission basis and are responsible for repayment of commissions on any uncollectible accounts. Sales force management includes 27 regional managers who coordinate regional marketing efforts. The Company had approximately 1,400 employees at December 31, 2007.

The Company’s products are sold in all 50 states, the District of Columbia, Mexico, Puerto Rico and Canada. The Company believes that an important factor in its success is its ability to service customers promptly. Rapid shipment is facilitated by computer controlled order entry and inventory control systems in each distribution center. Sales representatives in the field are equipped with technology to electronically transmit customer orders. Shipments to customers typically are delivered by common carrier.

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

Distribution and Manufacturing Facilities

The Company’s MRO products are primarily stocked in and distributed from ten general distribution centers located in: Des Plaines, Illinois; Addison, Illinois; Reno, Nevada; Farmers Branch, Texas; Suwanee, Georgia; Fairfield, New Jersey; Houston, Texas; Mississauga, Ontario, Canada; Vernon Hills, Illinois and Charlotte, North Carolina.

The Company completed a 140,000 square foot expansion of its Reno, Nevada distribution facility during 2007.

In 2007, the Company closed its Mexico operation. See Note C to the Consolidated Financial Statements for additional information.

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

International Operations

Approximately 6% of the Company’s net sales came from international sales, primarily in Canada and Mexico.

Canadian operations are conducted at the Company’s distribution center in Mississauga, Ontario, a suburb of Toronto. These operations constituted approximately 6% of the Company’s net sales during 2007.

In 2007, the Company closed its Mexico operation. See Note C to the Consolidated Financial Statements for additional information.

The Company is from time to time exposed to market risk relating to the impact of foreign currency exchange rates. The Company considers the market risk relating to the impact of foreign currency exchange rates to be immaterial.

Competition

The Company encounters intense competition from several national distributors and manufacturers and a large number of regional and local distributors. Due to the nature of its business and the absence of reliable trade statistics, the Company cannot estimate its position in relation to its competitors. However, the Company recognizes that some competitors have greater financial and personnel resources, handle more extensive lines of merchandise, operate larger facilities and price some merchandise more competitively than the Company. Although the Company believes that the prices of its products are competitive, it endeavors to meet competition primarily through its service capabilities, the quality of its product line, its response time and its delivery systems.

Executive Officers of the Registrant

The executive officers, all of whose terms of office expire in 2008, are as follows:

		Year First
		Elected to
		Present	Other Offices Held
Name and Present Position with Company	Age	Office	During the Past Five Years

Thomas J. Neri Chief Executive Officer and Director	56	2007	Mr. Neri was elected Chief Executive Officer in April 2007. Mr. Neri was elected to the Board of Directors in December 2007. Mr. Neri was elected President and Chief Operating Officer on January 5, 2007. Mr. Neri was elected Executive Vice President, Finance, Planning and Corporate Development; Chief Financial Officer and Treasurer in 2004. He also served as Chief Financial Officer and Treasurer from 2004 to January 2006. Prior thereto, Mr. Neri was a business consultant from 2000 to 2003. From 1993 to 2000, Mr. Neri was President and Publisher of Pioneer Newspapers, Inc., a subsidiary of Hollinger International, a publicly held international publishing company.
Neil E. Jenkins Executive Vice President; Secretary and General Counsel	58	2004	Mr. Jenkins was elected Executive Vice President in 2004. From 2000 to 2003 Mr. Jenkins served as Secretary and Corporate Counsel of the Company.
Scott F. Stephens Chief Financial Officer	38	2006	Mr. Stephens was elected Chief Financial Officer in 2006. From 2004 to 2005 he was Senior Vice President Finance and Accounting of the Company. From 2001 to 2003 he was Chief Financial Officer of Wormser Company. Prior thereto he was a Senior Manager with Ernst & Young LLP’s Merger and Acquisition Advisory Services.
Michael W. Ruprich Group President, MRO and New Channels	51	2005	Mr. Ruprich was elected Group President MRO in 2004. From 1999 through 2003 he was Chief Executive Officer of Newark Electronics.
Stewart Howley Chief Marketing Officer	46	2005	Mr. Howley was elected Chief Marketing Officer in 2005. From 2002 through 2004 he was Director of Strategic Business Development with Home Depot Supply.
Kenneth E. Malik Group President, OEM	58	2005	Mr. Malik was elected Group President, OEM in 2004. From 2002 to 2004 he was the Chief Operating Officer of Conduit Healthcare Solutions. Prior thereto he was a Senior Executive with Haworth, Inc. from 1999 to 2002.
William Holmes Vice President and Treasurer	48	2006	Mr. Holmes was elected Vice President and Treasurer effective January 3, 2006. From 2001 through 2005 Mr. Holmes was Vice President and Assistant Treasurer of the Company.

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

In addition to the other information in this Annual Report on Form 10-K for the fiscal year ended December 31, 2007, the following factors should be considered in evaluating Lawson’s business. The Company’s operating results depend upon many factors and are subject to various risks and uncertainties. The material risks and uncertainties known to the Company which may cause the operating results to vary from anticipated results or which may negatively affect the Company’s operating results and profitability are as follows:

If the Company is unable to successfully conclude the pending governmental investigation of the Company, the Company’s business, financial condition, results of operations and stock price could be adversely affected.

In December 2005, the FBI executed a search warrant for records at the Company’s offices and informed the Company that it was conducting an investigation as to whether any of the Company’s representatives improperly provided gifts or awards to purchasing agents (including government purchasing agents) through the Company’s customer loyalty programs. The U.S. Attorney’s Office for the Northern District of Illinois subsequently issued a subpoena for documents in connection with this investigation. In April 2007, thirteen people, including seven former sales agents of the Company, were indicted on federal criminal charges, including mail fraud, in connection with the U.S. Attorney’s investigation. These indictments allege that, under the Company’s customer loyalty programs, sales agents would provide cash gift certificates to individuals purchasing Company merchandise on behalf of their employers as a way to increase their commissions and prices paid by customers. All of the cases involve commissioned sales agents of the Company. To date, six of the seven indicted former sales agents have entered guilty pleas to federal criminal charges. Although the Company was not charged in connection with these indictments, the U.S. Attorney has announced that its investigation is continuing.

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

Costs of raw materials used in Lawson’s products (e.g. steel) and energy costs have been rising during the last several years, which has resulted in increased production costs for Lawson’s vendors. Those vendors typically look to pass their increased costs along to Lawson through price increases. If Lawson is unable to fully pass these increased prices and costs through to Lawson’s customers or to modify Lawson’s activities, the impact would have an adverse effect on the Company’s operating profit margins.

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

As of February 29, 2008, members of the Port family collectively beneficially owned 55.3% of the outstanding shares of common stock. This share ownership would permit these stockholders, if they chose to act together, to exert significant influence over the outcome of stockholder votes, including votes concerning the election of directors, by-law amendments, possible mergers, corporate control contests and other significant corporate transactions.

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

The Company anticipates that it may, from time to time, selectively acquire additional businesses or assets. Acquisitions are accompanied by risks, such as potential exposure to unknown liabilities of acquired companies and the possible loss of key employees and customers of the acquired business. In addition, the Company may not obtain the expected benefits or cost savings from its acquisitions. Acquisitions are subject to risks associated with financing the acquisition and integrating the operations and personnel of the acquired businesses or assets. If any of these risks materialize, they may result in disruptions to Lawson’s business and the diversion of management time and attention, which could increase the costs of operating the Company’s existing or acquired businesses or negate the expected benefits of the acquisitions.

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

The Company owns two facilities located in Des Plaines, Illinois. These buildings contain the Company’s main administrative functions and an inbound warehouse facility that principally supports the MRO business. The Company also leases a facility in Des Plaines, Illinois, that contains administrative and warehouse activities. The Company also leases administrative and distribution facilities in Whittier, California, Suwanee, Georgia, and Houston, Texas. Additional administrative, warehouse and distribution facilities owned by the Company are located in Addison, Illinois, Fairfield, New Jersey, Reno, Nevada, Suwanee, Georgia, Farmers Branch, Texas and Mississauga, Ontario, Canada. The Company also leases administrative office space in Independence, Ohio.

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

In December 2005, the FBI executed a search warrant for records at the Company’s offices and informed the Company that it was conducting an investigation as to whether any of the Company’s representatives improperly provided gifts or awards to purchasing agents (including government purchasing agents) through the Company’s customer loyalty programs. The U.S. Attorney’s Office for the Northern District of Illinois subsequently issued a subpoena for documents in connection with this investigation. In April 2007, thirteen people, including seven former sales agents of the Company, were indicted on federal criminal charges, including mail fraud, in connection with the U.S. Attorney’s investigation. These indictments allege that, under the Company’s customer loyalty programs, sales agents would provide cash gift certificates to individuals purchasing Company merchandise on behalf of their employers as a way to increase their commissions and prices paid by customers. All of the cases involve commissioned sales agents of the Company. To date, six of the seven indicted former sales agents have entered guilty pleas to federal criminal charges. Although the Company was not charged in connection with these indictments, the U.S. Attorney has announced that its investigation is continuing.

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

The Company’s Common Stock is traded on the NASDAQ Global Select Market under the symbol of “LAWS.” The approximate number of stockholders of record as of February 29, 2008 was 649. The following table sets forth the high and low closing sale prices as reported on the NASDAQ Global Select Market during the last two years for the periods presented. The table also indicates the cash dividends for each outstanding share of Common Stock paid by the Company during such periods. The closing sales price of our Common Stock on February 29, 2008 on the NASDAQ Global Select Market was $25.40 per share.

	2007			2006
			Cash Dividends			Cash Dividends
	High	Low	Paid per Share	High	Low	Paid per Share

First Quarter	$47.00	$34.54	$.20	$43.79	$33.82	$.20
Second Quarter	39.70	34.99	.20	44.02	32.21	.20
Third Quarter	39.05	34.81	.20	42.77	33.43	.20
Fourth Quarter	38.73	29.96	.20	51.37	41.72	.20

Company Stock Repurchases

The Company did not purchase equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2007.

Stock Price Performance Chart

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on the Company’s Common Stock against the cumulative total return of the S&P Small Capitalization Index and a peer group (the “Peer Group”) of the Company for the five prior years. The old Peer Group consists of Barnes Group Inc. In 2006 the Old Peer Group included Strategic Distribution, Inc., which terminated its security registration in March 2007. The New Peer Group consists of Barnes Group Inc., Fastenal Company, Industrial Distribution Group Inc and MSC Industrial Direct. The Company believes that the New Peer Group is representative of the markets it services in terms of product sales and customers.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Lawson Products, The S&P Smallcap 600 Index,
A New Peer Group And An Old Peer Group

* $100 invested on 12/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright © 2008, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.
www.researchdatagroup.com/S&P.htm

	Indexed Returns Years Ending December 31,
	Base Period
Company Name/Index	12/02	12/03	12/04	12/05	12/06	12/07
Lawson Products	100.00	109.22	168.77	129.51	159.82	134.81

S&P Smallcap 600	100.00	138.79	170.22	183.30	211.01	210.38

New Peer Group	100.00	140.47	169.67	213.00	208.84	245.52

Old Peer Group	100.00	164.48	139.07	177.88	240.48	376.28

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected financial data should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto included elsewhere in this Annual Report. The income statement data and balance sheet data are for, and as of the end of each of, the years in the five-year period ended December 31, 2007, and are derived from the audited Financial Statements of the Company.

		Percent
	2007	Change	2006	2005	2004	2003
	(Dollars in thousands, except per share data)

Net sales(1)	$509,695	(0.3)%	$511,377	$443,629	$402,142	$374,177
Income from continuing operations before income taxes and cumulative effect of accounting change	20,072	(20.1)%	25,120	37,039	33,173	27,990
Income from continuing operations before cumulative effect of accounting change(2)(3)	11,332	(17.3)%	13,702	21,944	21,570	19,686
Income (loss) from discontinued operations(4)	(703)	(3.6)%	(729)	4,794	(145)	(3,490)
Income before cumulative effect of accounting change	10,629	(18.1)%	12,973	26,738	21,425	16,196
Cumulative effect of accounting change, net of tax	—	(100.0)%	(361)	—	—	—
Net income(2)(3)(5)	10,629	(15.7)%	12,612	26,738	21,425	16,196
Basic income (loss) per share of common stock:
Continuing operations before cumulative effect of accounting change	$1.33	(13.6)%	$1.54	2.42	$2.29	$2.07
Discontinued operations	(0.08)	0.0%	(0.08)	0.53	(0.02)	(0.37)
Cumulative effect of accounting change	—	(100.0)%	(0.04)	—	—	—

Net income	$1.25	(12.0)%	$1.42	$2.94	$2.28	$1.71

Diluted income (loss) per share of common stock
Continuing operations before cumulative effect of accounting change	$1.33	(13.6)%	$1.54	$2.41	$2.29	$2.07
Discontinued operations	(0.08)	0.0%	(0.08)	0.53	(0.02)	(0.37)
Cumulative effect of accounting change	—	(100.0)%	(0.04)	—	—	—

Net income	$1.25	(12.0)%	$1.42	$2.94	$2.27	$1.70

Total assets	$299,863	6.6%	$281,292	$279,224	$260,550	$246,943
Noncurrent liabilities	52,660	9.0%	48,320	41,256	37,271	36,714
Stockholders’ equity	174,361	2.4%	170,317	185,425	180,332	173,350
Return on average equity (percent)	6.2	(8.8)%	6.8	14.9	12.1	9.6
Return on assets (percent)	3.5	(22.2)%	4.5	9.6	8.2	6.6
Stockholders’ equity per share(6)	$20.46	6.7%	$19.18	$20.42	$19.16	$18.26
Cash dividends declared per share(6)	0.80	0.0%	0.80	0.80	0.72	0.66
Basic weighted average shares outstanding	8,522	(4.0)%	8,878	9,082	9,410	9,492
Diluted weighted average shares outstanding	8,524	(4.0)%	8,880	9,099	9,430	9,511

(1)	Net sales include the sales of Rutland Tool & Supply Co. (“Rutland”) since the date of acquisition in December 2005 and exclude amounts from the Company’s discontinued operations for all periods presented as discussed in Note C to the Consolidated Financial Statements. Rutland accounted for $52.0 million, $54.8 million and $4.1 million of net sales in 2007, 2006 and 2005, respectively.

(2)	In 2007, includes $12.3 million of severance and other charges as discussed in Note D to the Consolidated Financial Statements, $5.8 million of legal fees and other costs incurred in conjunction with the ongoing government investigation previously discussed, $2.4 million of compensation expense related to the Company’s annual and long-term incentive plans and income of $0.4 million related to stock performance rights (“SPRs”).

(3)	In 2006, includes $8.9 million of compensation expense related to the Company’s annual and long-term incentive plans, $3.2 million of legal fees related to the previously disclosed investigation, $1.9 million of compensation expense related to stock performance rights and $1.9 million of increased income tax expense related to the elimination of tax deductions associated with the Company’s customer loyalty and promotions programs in its MRO business for tax years 2005, 2004 and 2003, (many of the customer loyalty and promotion programs in place for these years were terminated or replaced early in 2006), $1.3 million of severance expense and $0.8 million for a loss on the sale of equipment.

(4)	In 2005, the Company recorded a $7.5 million after tax loss related to the operations and closing of its remaining UK business. Also in 2005, the Company realized an after-tax gain of $12.2 million related to operating income and the gain on the sale of the Company’s investment in real estate. The loss from discontinued operations for 2003 primarily relates to a $2.8 million pretax loss related to the sale of Lawson Products Limited, the Company’s former UK MRO business. The 2002 losses from discontinued operations primarily relate to inventory write-offs in the Company’s UK business.

(5)	In 2003, income tax expense includes a $2.2 million benefit to reflect the partial utilization of a capital loss generated by the sale of the Company’s former UK MRO business. In 2003 and 2002, the Company recorded $1.5 million and $0.4 million respectively, of after tax charges for compensation arrangements related to management personnel reductions.

(6)	These per share amounts were computed using basic weighted average shares outstanding for all periods presented.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SUMMARY OF FINANCIAL PERFORMANCE

		% of		% of		% of
		Net		Net		Net
	2007	Sales	2006	Sales	2005	Sales
	(Dollars in thousands, except per share data)

Net sales	$509,695	100.0	$511,377	100.0	$443,629	100.0
Cost of goods sold	208,714	40.9	207,547	40.6	165,576	37.3

Gross profit	300,981	59.1	303,830	59.4	278,053	62.7
Operating expenses(1)(2)	280,540	55.0	280,867	54.9	242,213	54.6

Operating income	20,441	4.0	22,963	4.5	35,840	8.1
Other income and expense, net	(369)	(0.1)	2,157	0.4	1,199	0.3

Income from continuing operations before taxes and cumulative effect of accounting change	20,072	3.9	25,120	4.9	37,039	8.3
Income tax expense(3)	8,740	1.7	11,418	2.2	15,095	3.4

Income from continuing operations before cumulative effect of accounting change	11,332	2.2	13,702	2.7	21,944	4.9
Income (loss) from discontinued operations, net of income taxes	(703)	(0.1)	(729)	(0.1)	4,794	1.1

Income before cumulative effect of accounting change	10,629	2.1	12,973	2.5	26,738	6.0
Cumulative effect of accounting change, net of tax	—	0.0	(361)	(0.1)	—	0.0

Net income	$10,629	2.1	$12,612	2.5	$26,738	6.0

Diluted income (loss) per share:
Continuing operations before cumulative effect of accounting change	$1.33		$1.54		$2.41
Discontinued operations	(0.08)		(0.08)		0.53
Cumulative effect of accounting change	—		(0.04)		—

Net income	$1.25		$1.42		$2.94

Total assets	299,863		281,292		279,224
Return on assets (%)	3.5%		4.5%		9.6%
Stockholders’ equity	174,361		170,317		185,425
Return on average equity (%)	6.2%		6.8%		14.9%

(1)	In 2007, operating expenses include $12.3 million of severance and related expense as discussed in Note D to the Consolidated Financial Statements, $5.8 million of legal fees related to the previously disclosed investigation, $2.4 million of compensation expense related to the Company’s annual and long-term incentive plans and income of $0.4 million related to stock performance rights.

(2)	In 2006, operating expenses include $8.9 million of compensation expense related to the Company’s annual and long-term incentive plans, $3.2 million of legal fees related to the previously disclosed investigation, $1.9 million of compensation expense related to stock performance rights (“SPRs”), $1.3 million of severance expense and $0.8 million ($0.5 million, net of tax) for a loss on the sale of equipment.

(3)	In 2006, income tax expense includes $1.9 million related to the elimination of tax deductions associated with the Company’s customer loyalty and promotions programs in its MRO business for tax years 2005, 2004 and 2003. Many of the customer loyalty and promotion programs in place for these years were terminated or replaced early in 2006.

Overview

The Company recorded net sales of $509.7 million in 2007, a slight decrease over the prior year. Operating income decreased 11.0% to $20.4 million in 2007 from $23.0 million in 2006. For 2007, diluted income per share from continuing operations before cumulative effect of accounting change decreased by 13.6% to $1.33 for 2007 as compared to $1.54 per share in 2006.

Continuing operations excludes the results of the Lawson de Mexico operations, which was closed in the second quarter of 2007, the Company’s United Kingdom operations, which was closed in the fourth quarter of 2005, and excludes the gain realized from the sale of a real estate investment held in a real estate partnership as well as results from the partnership’s operations. Those results are reported as discontinued operations for all the periods presented. Please see Note C — Business Combination and Discontinued Operations to the Company’s Consolidated Financial Statements included in this Form 10-K. Continuing operations include the results for Rutland Tool & Supply Co. (“Rutland”) since the acquisition date by the Company on December 1, 2005.

Management’s discussion and analysis of operating results below focuses on the MRO and OEM business segments. For additional information on the Company’s segment reporting, refer to Note P — Segment Reporting in the Notes to Consolidated Financial Statements included in this Form 10-K.

YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006

Net Sales and Gross Profit

Net sales decreased by $1.7 million to $509.7 million in 2007 compared to $511.4 million in 2006.

The following table presents the Company’s net sales results for its MRO and OEM segments for the past two years:

	2007	2006
	(Dollars in millions)

MRO	$426.7	$427.9
OEM	83.0	83.5

	$509.7	$511.4

MRO net sales decreased $1.2 million in 2007, to $426.7 million from $427.9 million in the prior year period. The sales decrease for MRO businesses was primarily driven by lower sales of metalworking products due to order fulfillment problems encountered during the Reno, Nevada distribution facility expansion. The Reno facility expansion was completed in December 2007 and management expects order fulfillment levels to return to historical levels during the first quarter of 2008.

OEM sales decreased by $0.5 million or 0.5% in 2007 compared to 2006, due to cancellation of some customer contracts.

Gross profit decreased by $2.8 million or 0.9%, to $301.0 million in 2007 compared to $303.8 million in 2006 due to lower overall sales in 2007 and a slight decline in gross profit margin. As a percent of sales, gross profit declined by 30 basis points to 59.1 percent in 2007 from 59.4 percent in 2006.

MRO gross profit margins declined slightly to 66.0% in 2007 from 66.3% in 2006, primarily due to sales mix.

In the OEM segment, gross profit margins decreased 100 basis points to 23.2% in 2007 from 24.2% in 2006 due to product cost increases.

Operating Expenses and Operating Income

Operating expenses decreased $0.3 million to $280.5 million in 2007 from $280.9 million in 2006. The Company implemented several initiatives during 2007 designed to improve operating efficiencies. As a result of these initiatives, certain positions and departments were eliminated and restructured, resulting in $12.3 million of severance costs and other charges (See Note D to the Consolidated Financial Statements). The Company incurred $1.3 million of severance costs in 2006. The Company realized savings in 2007 as a result of these initiatives, as selling, general and administrative costs (excluding severance) declined $11.4 million or 4.1 percent to $268.2 million in 2007 compared to $279.6 million in 2006. The Company incurred legal and other expenses of $5.8 million in 2007 and $3.2 million in 2006 in connection with an ongoing investigation by the U.S. Attorney’s office for the Northern District of Illinois related to whether Company sales representatives provided improper gifts or awards to purchasing agents (including government purchasing agents) through the Company’s customer loyalty programs. This investigation is ongoing and the Company expects to incur legal costs throughout the remainder of 2008 related to this matter. See Note N to the Consolidated Financial Statements for additional information.

Operating income decreased by 11.0% in 2007 to $20.4 million, primarily due to lower sales and gross profit margins discussed above.

Other Income (Expense), Net

Other income (expense), net decreased to $(0.4) million in 2007 from $2.2 million in 2006 primarily due to higher interest expense in 2007 and lower realized foreign currency gains. In 2006, the Company reduced its excess cash balances held in Canadian currency, resulting in foreign currency gains of $0.9 million.

Income Tax Expense

The effective tax rates for continuing operations for 2007 and 2006 were 43.5% and 45.5%, respectively. The Company believes its normalized tax rate is in the range of 39% to 41%. The higher effective tax rate in 2007 reflects a net adjustment of $0.58 million or ($0.07 per diluted share), primarily related to changes in the Company’s deferred tax rate and tax reserves.

The higher effective tax rate in 2006 reflects adjustments related to the deductibility of the Company’s customer loyalty programs in its MRO business for tax years 2005, 2004 and 2003. Many of the customer loyalty and promotion programs in place for these years were terminated or replaced early in 2006. See Note M to the Consolidated Financial Statements for additional information.

Income from Continuing Operations before Cumulative Effect of Accounting Change

Income from continuing operations before cumulative effect of accounting change for 2007 decreased 17.3%, to $11.3 million, compared to $13.7 million in the comparable period of 2006. The $2.4 million decrease results both from lower pre-tax operating income and a higher effective tax rate, both of which are discussed above. Diluted per share comparisons were positively impacted due to the Company’s repurchase of shares under the modified “Dutch Auction” tender offer completed on October 11, 2006.

Loss from Discontinued Operations

Loss from discontinued operations of $0.7 million for 2007 primarily reflects the impact of operating losses and costs associated with the closure of the Company’s Mexico operations.

Loss from discontinued operations of $0.7 million for 2006 primarily reflects the operating losses attributed to the Company’s Mexico operations.

Cumulative Effect of Accounting Change, Net of Tax

The cumulative effect of accounting change of $(0.4) million recorded in 2006, represents the effect of adopting Financial Accounting Standards Board (FASB) Statement No. 123(R), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. See Note K to the Consolidated Financial Statements for more information.

Net Income

Net income decreased by $2.0 million or 15.7% to $10.6 million ($1.25 per diluted share) in 2007 from $12.6 million ($1.42 per diluted share) in 2006. The factors that resulted in the net income decline were primarily lower sales and gross profit margins, as discussed above.

YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005

Net Sales and Gross Profit

Net sales increased by $67.8 million to $511.4 million in 2006 compared to $443.6 million in 2005, a 15.3% increase.

The following table presents the Company’s net sales results for its MRO and OEM segments for the past two years:

	2006	2005
	(Dollars in millions)

MRO	$427.9	$368.6
OEM	83.5	75.0

	$511.4	$443.6

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

OEM sales grew by $8.5 million or 11.3% in 2006 compared to 2005, driven by domestic growth. The OEM business increased sales unit volume, primarily through increased sales to existing customers in 2006.

Gross profit increased by $25.8 million or 9.3%, to $303.8 million in 2006 compared to $278.1 million in 2005. As a percent of sales, gross profit decreased 330 basis points to 59.4% in 2006 from 62.7% in 2005.

MRO gross profit margins declined by 410 basis points to 66.3% in 2006 from 70.4% in 2005. The primary driver of the MRO gross profit margin decline was due to the change in sales mix related to the Rutland business acquired in December 2005. The gross profit margins for MRO businesses other than Rutland remained comparable year over year.

In the OEM segment, gross profit margins declined 50 basis points to 24.2% in 2006 from 24.7% in 2005 as the OEM businesses utilized pricing measures to increase account penetration and drive sales volume, resulting in lower overall gross profit margin in 2006 compared to 2005.

Operating Expenses and Operating Income

Operating expenses increased by 16.0% or $38.7 million to $280.9 million in 2006 compared to $242.2 million in 2005. Of the $38.7 million increase for 2006, approximately $16.6 million is attributable to the Rutland acquisition which closed in December 2005. The remaining $22.0 million increase in operating expenses is primarily due to $12.9 million higher employee compensation costs, $2.6 million higher technology infrastructure costs, $3.2 million in legal expenses, $1.4 million increase in variable selling expenses and a $0.8 million loss on sale of equipment. The $12.9 million increase in employee compensation includes $2.7 million associated with the Company’s annual and long-term performance based incentive plans, $2.4 million related to stock performance rights (“SPRs”), $1.3 million for severance cost related to the termination of employees in connection with the Company’s process improvement initiatives (see Note D to the Consolidated Financial Statements), as well as $6.5 million for general wage increases, higher health care costs and various personnel additions, primarily in marketing and technology. The Company incurred legal expenses of $3.2 million in 2006 in connection with an ongoing investigation by the U.S. Attorney’s office for the Northern District of Illinois related to whether Company sales representatives provided improper gifts or awards to purchasing agents (including government purchasing agents) through the Company’s customer loyalty programs. The Company did not incur such legal costs in the prior year period. This investigation is ongoing and the Company expects to incur legal costs throughout the remainder of 2008 related to this matter. See Note N to the Consolidated Financial Statements for additional information.

As a percentage of sales, operating expenses increased to 54.9% in 2006 from 54.6% in 2005, primarily as the result of the items mentioned above.

Operating income decreased by 36.0% in 2006 to $23.0 million, primarily due to general and administrative cost increases in the areas discussed above.

Other Income (Expense), Net

Other income (expense), net increased to $2.2 million in 2006 from $1.2 million in 2005 primarily due to higher realized foreign currency gains of $0.9 million in 2006. In 2006, the Company reduced its excess cash balances held in Canadian currency, resulting in foreign currency gains.

Income Tax Expense

The effective tax rates for continuing operations for 2006 and 2005 were 45.5% and 40.8%, respectively. The higher effective tax rate in 2006 reflects adjustments related to the deductibility of the Company’s customer loyalty programs in its MRO business for tax years 2005, 2004 and 2003. Many of the customer loyalty and promotion programs in place for these years were terminated or replaced early in 2006. See Note M to the Consolidated Financial Statements for additional information.

Income from Continuing Operations before Cumulative Effect of Accounting Change

Income from continuing operations before cumulative effect of accounting change for 2006 decreased 37.6%, to $13.7 million, compared to $21.9 million in the comparable period of 2005. The $8.2 million decrease results both from lower pre-tax operating income and a higher effective tax rate, both of which are discussed above. Diluted per share comparisons were positively impacted due to the Company’s repurchase of shares under the modified “Dutch Auction” tender offer completed on October 11, 2006.

Income (Loss) from Discontinued Operations, Net of Tax

Income from discontinued operations of $4.8 million for 2005 reflects the impact of: (i) gain of $12.2 million related to the sale of a real estate investment held in a real estate partnership and related operating income of $0.6 million, (ii) losses of $6.7 million associated with the closure of the Company’s UK business and related operating losses of $0.8 million, (iii) $0.5 million of operating losses related to the Company’s Mexico operations.

Cumulative Effect of Accounting Change, Net of Tax

The cumulative effect of accounting change of $(0.4) million recorded during 2006 represents the effect of adopting Financial Accounting Standards Board (FASB) Statement No. 123(R), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. See Note K to the Consolidated Financial Statements for more information.

Net Income

Net income decreased by $14.1 million or 52.8% to $12.6 million ($1.42 per diluted share) in 2006 from $26.7 million ($2.94 per diluted share) in 2005. Approximately $4.8 million of the decrease relates to lower income from discontinued operations. The factors that resulted in the remaining $9.3 million net income decline were higher operating expenses and income taxes, as discussed above. Diluted per share net income comparisons were positively impacted by $0.04 per share due to the Company’s repurchase of shares under the modified “Dutch Auction” tender offer completed on October 11, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations and a $75 million unsecured revolving line of credit have been sufficient to fund operating requirements, cash dividends and capital improvements. The Company had $11.0 million outstanding as of December 31, 2007 under its revolving line of credit.

Cash provided by operations and the revolving line of credit are also expected to finance the Company’s future operations.

Cash provided by operating activities for 2007, 2006 and 2005 were $11.5 million, $19.9 million and $17.8 million, respectively. The decline in 2007 cash provided by operating activities from 2006 was due primarily to lower net income and increases in inventories, prepaid expenses and miscellaneous receivables. The increase in 2006 cash provided by operations compared with 2005 was primarily due to working capital improvements in account receivable, prepaid expenses and accounts payable and accrued expenses offset by increases in inventories, cash value of life insurance and lower net income.

Working capital at December 31, 2007 and 2006 was approximately $99.1 million and $105.0 million, respectively. At December 31, 2007 the current ratio was 2.4 to 1 as compared to 2.7 to 1 at December 31, 2006.

Over the past three years, the Company has made the following purchases of its common stock:

			Year
	Shares		Authorized
Year Purchased	Purchased	Cost	by Board
	(In millions)

2007	—	$—
2006	486,514	20.9	2006
2005	334,362	14.5	2000/2004

On October 12, 2006 the Company purchased 486,493 shares in its “Dutch Auction” tender offer at $43.00 per share. These tendered shares represented 5.4% of the shares outstanding as of October 11, 2006. The tendered shares were paid for with $13.0 million of funding from the Company’s revolving credit line and $7.9 million cash from operations. The tendered shares were retired by the Company.

In October 2004, the Company’s Board of Director’s authorized the purchase of up to 500,000 shares of the Company’s common stock in addition to that previously authorized. There is no expiration relative to this authorization. At December 31, 2007, 202,780 shares were available for purchase pursuant to the 2004 authorization.

The Company’s investing activities used net cash of $17.6 million for 2007 which consisted of $12.1 million for the Reno, Nevada facility expansion, approximately $4.5 million primarily related to purchases of equipment and $1.0 million for software development.

In 2005, the sale of real estate held in a real estate partnership generated $15.7 million of cash proceeds. The Company used cash of $14.6 million in 2005 to acquire Rutland and 2005 purchases of property, plant and equipment were $9.3 million. Capital expenditures in 2005 consisted of $2.3 million for land, $4.5 million for software development and the remainder principally for equipment.

Net cash provided by financing activities in 2007 increased by approximately $31.4 million to $4.2 million in 2007 from cash used of $27.2 million in 2006, primarily due to a decrease in common stock purchases over 2006, partially offset by an increase in proceeds, net of payments, from the revolving line of credit.

In 2005, the net cash used in financing activities was approximately $22.3 million and was primarily due to common stock purchases and dividends paid.

Future contractual obligations consisted of the following at December 31, 2007:

						2013 and
	2008	2009	2010	2011	2012	Thereafter	Total
	(In thousands)

Operating leases	$2,762	$2,172	$1,902	$1,665	$835	$—	$9,336
Capital leases	1,464	1,301	744	512	43	—	4,064
Deferred compensation	4,164	1,798	1,569	1,394	1,391	8,803	19,119
Security bonus plan(1)	—	—	—	—	—	25,491	25,491

Total contractual cash obligations	$8,390	$5,271	$4,215	$3,571	$2,269	$34,294	$58,010

(1)	Payments to beneficiaries of the security bonus plan are made on a lump sum basis at time of retirement. As no such retirements are in place or known for the future, the entire balance is reflected in the thereafter column. The liabilities of $0.9 million related to FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), are excluded from this contractual obligations table because the Company cannot make a reasonably reliable estimate of the period of cash settlement with the respective taxing authorities.

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

BUSINESS DISPOSALS

Discontinued Operations of Mexico Business

In the second quarter of 2007 the Company’s Mexico operations were closed. See Note C to the Consolidated Financial Statements for further information.

Discontinued Operations of UK Business

In the fourth quarter of 2005, the Company closed its UK business which was engaged primarily in the business of OEM sales. In 2005, the UK business had after-tax losses of approximately $7.5 million, largely related to inventory write-offs, goodwill and intangible write offs, and termination costs associated with the closing.

Sale of Real Estate

In the fourth quarter of 2005, the Company sold its investment in real estate held in a real estate partnership in which the Company was a 98.5% limited partner. The sale resulted in a gain of $12.2 million. In conjunction with this transaction, a former officer and former member of the Board of Directors of the Company, who was also the partnership’s general partner, received a $2.0 million fee from the real estate partnership, which is reflected in the net gain on sale of real estate.

CRITICAL ACCOUNTING POLICIES

The Company has disclosed its major accounting policies in Note B to the Consolidated Financial Statements. The following provides supplemental information to these accounting policies as well as information on the accounts requiring more significant estimates.

Allowance for Doubtful Accounts Methodology — The Company does not require collateral or other security and evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings, substantial down-grading of credit ratings), a specific reserve for bad debts is recorded against amounts due to reduce the receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes reserves for bad debts based on the Company’s historical experience of bad debt write-offs as a percent of accounts receivable outstanding. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations), the estimates of the recoverability of amounts due the Company could be revised by a material amount.

Inventories — Slow Moving and Obsolescence — The Company carries significant amounts of inventories, which is a part of the Company’s strategy as a competitive advantage in its ability to fulfill the vast majority of our customers’ orders the same day received. However, this strategy also increases the chances that portions of the inventory have decreased in value below their carrying cost. To reduce inventory to a lower of cost or market value, the Company records a reserve for slow-moving and obsolete inventory. The Company defines obsolete as those inventory parts on hand which the Company plans to discontinue offering to its customers. Slow-moving inventory is monitored by examining reports of parts which have not been sold for extended periods. The Company records the reserve needed based on its historical experience of how much the selling prices must be reduced to move these obsolete and slow-moving products. If experience or market conditions change, estimates of the reserves needed could be revised by a material amount.

Income Taxes — Deferred tax assets and liabilities are determined based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company records a provision for income taxes based on domestic and international statutory income tax rates and tax planning opportunities in the jurisdictions in which we operate. Significant judgment is required in determining income tax provisions as well as deferred tax asset and liability balances, including the estimation of valuation allowances and the evaluation of tax positions.

FIN 48 — Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. In addition, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. See Note M — Income Taxes to the Consolidated Financial Statements for additional detail on our uncertain tax positions.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company, through its foreign subsidiary, distributes products in Canada. The functional currency of this subsidiary is the respective local currency which is translated into U.S. dollars. As a result, the Company is from time to time exposed to market risk relating to the impact of foreign currency exchange rates. The Company considers the market risk relating to the impact of foreign currency exchange rates to be immaterial. A hypothetical 10% adverse movement in exchange rates would have decreased income by $244,000 in 2007.

The Company had $11.0 million outstanding as of December 31, 2007 under its revolving line of credit.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following information is presented in this item:

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended. All internal control systems have inherent limitations, regardless of how well-designed they are. Therefore, an effective internal control over financial reporting system provides only reasonable, and not absolute, assurance with respect to the preparation and/or presentation of the financial statements.

The Company’s management conducted an evaluation, with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of its internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on the evaluation described above and using the COSO criteria, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Ernst & Young LLP, the Company’s independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, which is included herein, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

To the Stockholders and Board of Directors
Lawson Products, Inc.

We have audited Lawson Products, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO” criteria). Lawson Products, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In our opinion, Lawson Products, Inc. maintained in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lawson Products, Inc. as of December 31, 2007 and 2006 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 10, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
March 10, 2008

Report of Independent Registered Public Accounting Firm
on Consolidated Financial Statements

To the Stockholders and Board of Directors
Lawson Products, Inc.

We have audited the accompanying consolidated balance sheets of Lawson Products, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lawson Products, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note B to the consolidated financial statements effective January 1, 2006, the Company changed its method of accounting for stock-based compensation in connection with the required adoption of Statement of Financial Accounting Standards No. 123(R) and effective January 1, 2007 the Company changed its method of accounting for uncertain tax positions in connection with the required adoption of FASB Interpretation No. 48.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lawson Products, Inc’s. internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2008, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
March 10, 2008

Lawson Products, Inc.

Consolidated Balance Sheets

	December 31,
	2007	2006
	(Dollars in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$1,671	$3,391
Accounts receivable, less allowance for doubtful	58,882	60,401
accounts (2007 — $1,376; 2006 — $1,332)
Inventories	96,785	90,272
Miscellaneous receivables	4,422	3,106
Prepaid expenses	5,881	4,748
Deferred income taxes	3,226	3,538
Discontinued current assets	1,064	2,150

Total current assets	171,931	167,606

Property, plant and equipment, net	53,031	42,664

Other assets:
Cash value of life insurance	23,702	20,996
Deferred income taxes	21,344	20,341
Goodwill	27,999	27,999
Other intangible assets, net	1,263	1,513
Other	593	170
Discontinued noncurrent assets	—	3

	74,901	71,022

Total assets	$299,863	$281,292

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$11,000	$—
Accounts payable	16,266	14,055
Accrued expenses and other	45,254	46,736
Discontinued current liabilities	322	1,864

Total current liabilities	72,842	62,655

Noncurrent liabilities and deferred credits:
Accrued liability under security bonus plans	25,491	25,522
Deferred compensation and other liabilities	27,169	22,798

	52,660	48,320

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $1 par value: Authorized — 500,000 shares; Issued and outstanding — None	—	—
Common Stock, $1 par value: Authorized — 35,000,000 shares; Issued — 2007 — 8,522,001 shares; 2006 — 8,521,001 shares	8,522	8,521
Capital in excess of par value	4,774	4,749
Retained earnings	160,606	158,008

	173,902	171,278
Accumulated other comprehensive income (loss)	459	(961)

Total stockholders’ equity	174,361	170,317

Total liabilities and stockholders’ equity	$299,863	$281,292

See notes to Consolidated Financial Statements

Lawson Products, Inc.

Consolidated Statements of Income

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands, except
	per share data)

Net sales	$509,695	$511,377	$443,629
Cost of goods sold	208,714	207,547	165,576

Gross profit	300,981	303,830	278,053
Operating expenses:
Selling, general and administrative expenses	268,212	278,780	242,213
Severance and other charges	12,328	1,281	—
Loss on sale of equipment	—	806	—

Operating income	20,441	22,963	35,840

Interest and dividend income	255	513	374
Interest expense	(910)	(150)	(7)
Other income, net	286	1,794	832

	(369)	2,157	1,199

Income from continuing operations before income taxes and cumulative effect of accounting change	20,072	25,120	37,039
Income tax expense	8,740	11,418	15,095

Income from continuing operations before cumulative effect of accounting change	11,332	13,702	21,944

Discontinued operations (net of income taxes):
Gain on sale of real estate	—	—	12,189
Income from operations of real estate partnership	—	—	584
Loss on closure of Mexico business	(68)
Loss from operations of Mexico business	(635)	(717)	(485)
Loss on closure of UK business	—	—	(6,656)
Loss from operations of UK business	—	(12)	(838)

Income (loss) from discontinued operations	(703)	(729)	4,794

Income before cumulative effect of accounting change	10,629	12,973	26,738
Cumulative effect of accounting change, net of tax	—	(361)	—

Net income	$10,629	$12,612	26,738

Basic income (loss) per share of common stock:
Continuing operations before cumulative effect of accounting change	$1.33	$1.54	$2.42
Discontinued operations	(0.08)	(0.08)	0.53
Cumulative effect of accounting change	—	(0.04)	—

Net income	$1.25	$1.42	$2.94

Diluted income (loss) per share of common stock:
Continuing operations before cumulative effect of accounting change	$1.33	$1.54	$2.41
Discontinued operations	(0.08)	(0.08)	0.53
Cumulative effect of accounting change	—	(0.04)	—

Net income	$1.25	$1.42	$2.94

See notes to Consolidated Financial Statements

Lawson Products, Inc.

Consolidated Statements of
Changes in Stockholders’ Equity

				Accumulated
				Other
	Common	Capital in		Comprehensive
	Stock,	Excess of	Retained	Income	Comprehensive
	$1 par Value	par Value	Earnings	(Loss)	Income
		(Dollars in thousands)

Balance at January 1, 2005	$9,281	$3,467	$167,187	$397
Net income			26,738		$26,738
Other comprehensive income, net of tax:
Cumulative translation adjustment related to closure of UK operations				435	435
Adjustment for foreign currency translation				(1,184)	(1,184)

Comprehensive income for the year					$25,989

Cash dividends declared			(7,235)
Stock issued under employee stock plans	25	801
Purchase and retirement of common stock	(334)	(131)	(14,022)

Balance at December 31, 2005	8,972	4,137	172,668	(352)
Net income			12,612		$12,612
Other comprehensive income, net of tax:
Adjustment for foreign currency translation				(609)	(609)

Comprehensive income for the year					$12,003

Cash dividends declared			(7,098)
Stock issued under employee stock plans	35	870
Purchase and retirement of common stock	(486)	(258)	(20,174)

Balance at December 31, 2006	8,521	4,749	158,008	(961)
Net income			10,629		$10,629
Other comprehensive income, net of tax:
Cumulative translation adjustment related to closure of Mexico operations				403	403
Adjustment for foreign currency translation				1,017	1,017

Comprehensive income for the year					$12,049

Adjustment for FIN 48 adoption			(1,213)
Cash dividends declared			(6,818)
Stock issued under employee stock plans	1	25

Balance at December 31, 2007	$8,522	$4,774	$160,606	$459

See notes to Consolidated Financial Statements

Lawson Products, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Operating activities
Net income	$10,629	$12,612	$26,738
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,308	4,568	5,041
Amortization	3,127	2,976	1,577
Provision for allowance for doubtful accounts	954	594	809
Deferred income taxes	(1,456)	(4,309)	(2,397)
Deferred compensation and security bonus plans	5,000	6,593	5,668
Payments under deferred compensation and security bonus plans	(4,922)	(3,285)	(1,543)
Stock based compensation	(427)	2,482	(431)
Gain on sale of real estate	—	—	(12,189)
Loss on sale of equipment	—	806	—
Changes in operating assets and liabilities:
Accounts receivable	1,120	(991)	(9,345)
Inventories	(5,955)	(11,723)	(151)
Prepaid expenses and other assets	(5,732)	(357)	(5,860)
Accounts payable and accrued expenses	(387)	7,664	10,618
Income taxes payable	(1,213)	—	—
Other	6,502	2,255	(739)

Net Cash Provided by Operating Activities	11,548	19,885	17,796

Investing activities
Purchases of property, plant and equipment	(17,694)	(5,291)	(9,271)
Proceeds from sale of equipment	—	175	—
Proceeds from sale of real estate	—	—	15,707
Acquisition of Rutland Tool & Supply Co., net of cash acquired	—	181	(14,562)
Other	90	275	100

Net Cash Used for Investing Activities	(17,604)	(4,660)	(8,026)

Financing activities
Proceeds from revolving line of credit, net of payments	11,000	—	—
Payments on mortgage payable	—	—	(1,573)
Purchases of common stock	—	(20,919)	(14,487)
Proceeds from exercise of stock options and other common stock transactions	26	906	826
Dividends paid	(6,817)	(7,189)	(7,111)

Net Cash Provided by (Used for) Financing Activities	4,209	(27,202)	(22,345)

Decrease in cash and cash equivalents	(1,847)	(11,977)	(12,575)
Cash and cash equivalents at beginning of year	4,320	16,297	28,872

Cash and cash equivalents at end of year	2,473	4,320	16,297
Cash held by discontinued operations	(802)	(929)	(1,791)

Cash and cash equivalents held by continuing operations at end of year	$1,671	$3,391	$14,506

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

Principles of Consolidation — The accompanying consolidated financial statements include the accounts and transactions of the Company and its wholly owned and majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition — Sales and associated cost of goods sold are recognized when products are shipped and title passes to customers. We accrue for returns under the guidance of FASB Statement No. 48, Revenue Recognition When Right of Return Exists, based on historical evidence of rates of return.

Shipping and Handling Fees and Costs — Costs related to shipping and handling fees are included on the Consolidated Statements of Income in the caption selling, general and administrative expenses and totaled $16,918, $16,810 and $13,133 in 2007, 2006 and 2005, respectively.

Allowance for Doubtful Accounts Methodology — The Company does not require collateral or other security and evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings, substantial down-grading of credit ratings), a specific reserve for bad debts is recorded against amounts due to reduce the receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes reserves for bad debts based on the Company’s historical experience of bad debt write-offs as a percent of accounts receivable outstanding. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations), the estimates of the recoverability of amounts due the Company could be revised by a material amount.

Investment in Real Estate Partnership — The Company’s investment in real estate, represented by a limited partnership interest, was accounted for using the equity method until June 30, 2003. The Company adopted FASB Interpretation No. 46 as of July 1, 2003, which resulted in the consolidation of the Company’s 98.5% investment in a limited partnership that owned an office building in Chicago, Illinois. An officer and member of the Board of Directors of the Company was the 1.5% general partner. The operations of the partnership consisted of renting the building under a long-term lease and the servicing of the non-recourse mortgage. The Company sold the real estate held in this partnership in the fourth quarter of 2005. See Note C for additional information.

Cash Equivalents — The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventories — Inventories which consist principally of finished goods are stated at the lower of cost (first-in, first-out method) or market. See Note E for additional information.

Property, Plant and Equipment — Provisions for depreciation and amortization are computed by the straight-line method for buildings and improvements using useful lives of 20 to 30 years and using the double declining balance method for machinery and equipment, furniture and fixtures and vehicles using useful lives of 3 to 10 years. Capitalized software is amortized over estimated useful lives of 3 to 5 years using the straight-line method. Amortization of assets recorded under capital leases is included in depreciation expense.

Stock-Based Compensation — Beginning January 1, 2006 the Company accounted for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment

Lawson Products, Inc.

Notes to Consolidated Financial Statements — (Continued)

(SFAS No. 123(R)). Under the fair value recognition provisions of this statement, the Company measured share-based compensation cost based on the value of the award at the grant date which is recognized as expense over the vesting period. See Note K to the Consolidated Financial Statements for additional information.

Goodwill and Other Intangibles — Goodwill represents the cost of business acquisitions in excess of the fair value of identifiable net tangible and intangible assets acquired. See Note H for additional information.

Income Taxes — Deferred tax assets or liabilities reflect temporary differences between amounts of assets and liabilities for financial and tax reporting. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established to offset any deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The determination of the amount of a valuation allowance to be provided on recorded deferred tax assets involves estimates regarding (1) the timing and amount of the reversal of taxable temporary differences, (2) expected future taxable income, and (3) the impact of tax planning strategies. In assessing the need for a valuation allowance, the Company considers all available positive and negative evidence, including past operating results, projections of future taxable income and the feasibility of ongoing tax planning strategies. The projections of future taxable income include a number of estimates and assumptions regarding our volume, pricing and costs. Additionally, valuation allowances related to deferred tax assets can be impacted by changes to tax laws.

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

FIN 48 — Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. In addition, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. See Note M — Income Taxes to the Consolidated Financial Statements for additional detail on our uncertain tax positions.

Earnings Per Share — Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Reclassifications — Certain amounts have been reclassified in the 2006 and 2005 financial statements to conform with the 2007 presentation.

Recent Accounting Pronouncements — In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of our 2008 fiscal year. However, the FASB deferred the effective date of SFAS 157, until the beginning of our 2009 fiscal year, as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not remeasured at

Lawson Products, Inc.

Notes to Consolidated Financial Statements — (Continued)

fair value on a recurring basis. We are currently evaluating the impact of adopting SFAS 157 on our financial statements. We do not expect the adoption to have a material impact on our financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115 (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS 159 are effective as of the beginning of our 2008 fiscal year. The adoption of SFAS 159 will not impact our financial statements.

In December 2007, the FASB issued SFAS 141(R), Business Combinations. SFAS 141(R) establishes principles and requirements for an acquirer, which improves the relevance, representational faithfulness and comparability of information provided by a reporting entity in its financial reports about business combinations and its effects. SFAS 141(R) is effective prospectively to business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Currently, we are not able to estimate the impact SFAS 141(R) will have on our financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements (an amendment of ARB No. 51). SFAS 160 establishes accounting and reporting standards designed to improve the relevance, comparability and transparency of the financial information provided in a reporting entity’s consolidated financial statements. SFAS 160 requires:

•	ownership interests in subsidiaries held by parties, other than the parent, to be clearly identified, labeled and presented in the consolidated balance sheet within equity, but separate from the parent’s equity,

•	net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of income,

•	changes in the parent’s ownership interest to be accounted for as equity transactions, if a subsidiary is deconsolidated and any retained noncontrolling equity investment to be measured at fair value,

•	and that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and noncontrolling owners.

SFAS 160 is effective for fiscal years and interim periods beginning on or after December 15, 2008.

Currently, we are not able to estimate the impact SFAS 160 will have on our financial statements.

Note C —	Business Combination and Discontinued Operations

In the second quarter of 2007, the Company closed its Mexico operations. The Company closed its UK operations and a real estate partnership in the fourth quarter of 2005 as all of the requirements of SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets have been met, these operations have been classified as discontinued. Accordingly the Consolidated Balance Sheets and Consolidated Statements of Income reflect the assets and liabilities and operating results as discontinued operations.

Discontinued Operations of Mexico Business

Discounted operations for 2007 include the Company’s Mexico operation, which was closed in the second quarter of 2007, and its former UK subsidiary, which was closed in 2005.

Lawson Products, Inc.

Notes to Consolidated Financial Statements — (Continued)

The results of Lawson de Mexico discontinued operations for 2007, 2006 and 2005 are summarized as follows:

	Year Ended December 31,
	2007	2006	2005
		(In millions)

Net sales	$2.6	$6.8	$6.6
Loss before income taxes	(0.7)	(0.7)	(0.5)
Income tax	(0.0)	(0.0)	(0.0)
Loss from discontinued operations	$(0.7)	$(0.7)	$(0.5)

At December 31, 2007 and 2006, the major components of assets and liabilities of the Lawson de Mexico discontinued operations were as follows:

	December 31,	December 31,
	2007	2006
	(In millions)

Current assets	$0.6	$1.4

Total assets	$0.6	$1.4

Current liabilities	$0.1	$0.9

Total liabilities	$0.1	$0.9

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

The remaining assets and liabilities continue to be reported as discontinued operations on the Consolidated Balance Sheets at December 31, 2007 and 2006 and include $0.4 million and $0.6 million of assets, respectively, and $0.2 million and $0.9 million of liabilities, respectively.

Sale of Real Estate

In the fourth quarter of 2005, the Company sold real estate held in a limited partnership and closed the partnership’s operations. The sale resulted in a net gain of $12,189 in 2005 which was substantially tax free as a result of prior year tax capital loss carryforwards. The Company’s share of cash proceeds from the sale was $15,707. In conjunction with this transaction, Robert J. Washlow, former Chairman and Chief Executive Officer of the Company, received a $2,000 management fee from the partnership as its founding general partner. The operations of the real estate partnership resulted in pre-tax income of $1,056 and tax expense of $472 in fiscal 2005. Activities of the partnership were not material to any period presented.

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

Lawson Products, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

In 2006, the Company collected cash of $0.2 million related to the purchase price adjustments for the acquisition of Rutland due to a decrease in the fair value of inventory acquired.

Note D —	Reserve for Severance

The table below shows the changes in the Company’s reserve for severance and related payments. Of the December 31, 2007 balance, $4,344 is included in accrued expenses and other liabilities and $2,714 is included in noncurrent other liabilities (see Note I to the Consolidated Financial Statements):

Balance January 1, 2005	$1,042
Cash paid in 2005	(826)

Balance December 31, 2005	216
Charged to earnings 2006	1,281
Cash paid in 2006	(382)
Adjustment to reserves 2006	(153)

Balance December 31, 2006	962
Charged to earnings 2007	10,886
Cash paid in 2007	(4,670)
Adjustment to reserves 2007	(120)

Balance December 31, 2007	$7,058

The $10,886 severance charge to earnings in 2007 is primarily related to payments for several executives who have retired or have been terminated due to a sales management realignment during 2007. The 2007 severance and other charges of $12,328 on the Consolidated Statements of Income includes $10,886 of severance charges and $1,442 of payments related to the retirement of Mr. Jeffrey Belford, the Company’s former President and Chief Operating Officer.

The severance costs are primarily related to the Maintenance, Repair and Operations distribution in North America (MRO) segment.

The Company anticipates the remaining benefits outstanding as of December 31, 2007 will be substantially paid out by the end of 2009.

Note E —	Inventories

The following is a summary of inventories and reserve for excess and obsolete inventories:

	2007	2006

Inventories	$106,809	$99,505
Reserve for excess and obsolete inventories	(10,024)	(9,233)

	$96,785	$90,272

Lawson Products, Inc.

Notes to Consolidated Financial Statements — (Continued)

Note F —	Property, Plant and Equipment

	2007	2006

Land	$9,444	$9,245
Buildings and improvements	54,333	44,120
Machinery and equipment	32,142	28,731
Furniture and fixtures	6,384	5,695
Vehicles	414	420
Capitalized software(1)	14,563	13,495
Capital leases(2)	3,342	552
Construction in progress	924	2,322

	121,546	104,581
Accumulated depreciation and amortization	(68,515)	(61,917)

	$53,031	$42,664

(1)	Expense for amortization of capitalized software was $2,877, $2,726 and $1,269 for 2007, 2006 and 2005, respectively.

(2)	Expense for capital lease amortization is included in depreciation expense.

Note G —	Loss on Sale of Equipment

In the second quarter of 2006, the Company incurred a loss of $0.8 million ($0.5 million, net of tax) on the sale of equipment related to the Company’s decision to outsource the manufacturing of a product line in the Company’s OEM business. Net book value for the disposed equipment was approximately $1.0 million.

Note H —	Goodwill and Other Intangibles

As defined under FASB statement No. 142 Goodwill and Other Intangibles, the Company annually allocates its market capitalization at the goodwill impairment test date to its seven reporting units. This allocation considers revenue, operating profit and assets held in estimating the fair value. The Company performed its annual impairment test in the fourth quarter of 2007, 2006 and 2005 and determined that goodwill was not impaired.

	Gross	Accumulated	Net Carrying
December 31, 2007	Balance	Amortization	Amount

Trademarks and tradenames	$1,400	$737	$663
Non-compete covenant	1,000	400	600

	$2,400	$1,137	$1,263

Intangible assets subject to amortization were as follows:

	Gross	Accumulated	Net Carrying
December 31, 2006	Balance	Amortization	Amount

Trademarks and tradenames	$1,400	$687	$713
Non-compete covenant	1,000	200	800

	$2,400	$887	$1,513

Trademarks and tradenames are being amortized over a weighted average life of 15 years. The non-compete covenant associated with the 2005 acquisition of Rutland is being amortized over 5 years. Amortization expense, all of which was included in the MRO distribution segment, for these intangible assets was $250, $250 and $50 in 2007,

Lawson Products, Inc.

Notes to Consolidated Financial Statements — (Continued)

2006 and 2005, respectively. Amortization expense related to the items capitalized at year-end 2007 is estimated to be $250 per year for each of the next three years and $50 per year thereafter until the trademarks and tradenames are fully amortized.

Note I —	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	2007	2006

Salaries, commissions and other compensation	$18,386	$21,519
Accrued severance	4,344	962
Accrued and withheld taxes, other than income taxes	3,101	2,848
Accrued profit sharing contributions	3,952	4,152
Accrued stock performance rights	2,098	2,602
Accrued self-insured health benefits	2,548	2,006
Cash dividends payable	1,704	1,704
Other	9,121	10,943

	$45,254	$46,736

Note J —	Revolving Line of Credit

The unsecured revolving line of credit has a maximum borrowing capacity of $75 million and a maturity date of March 27, 2009. The revolving line of credit carries a floating interest rate of prime minus 150 basis points or LIBOR plus 75 basis points, at the Company’s option. Interest is payable quarterly on prime rate borrowings and at contract expirations for LIBOR borrowings. The line of credit contains certain financial covenants regarding interest coverage, minimum stockholders’ equity and working capital, all of which the Company was in compliance with on December 31, 2007. The Company had $11.0 million outstanding under the revolving line at December 31, 2007. The Company paid interest of $910, $150 and $7 in 2007, 2006 and 2005, respectively.

Note K —	Stock Performance Plan

The Stock Performance Plan (the “Plan”), provides for the issuance of incentive compensation to non-employee directors, officers and key employees in the form stock performance rights (“SPRs”).

Stock Performance Rights

The Company grants SPRs pursuant to the Plan to selected executives and outside directors. These SPRs have exercise prices $44.02 per right granted in 2006 and $36.71 per right granted in 2007. These SPRs vest at 33% per year and entitle the recipient to receive a cash payment equal to the excess of the market value of the Company’s common stock over the SPR exercise price when the SPRs are surrendered.

Employees and non-employee directors who are retirement eligible, defined as age 65 or older, are permitted to retain their awards after retirement and exercise them during the remaining contractual life. Grants of SPRs, with the retirement eligible provision, will be recognized as expense on the grant date.

As required by SFAS 123(R), the SPRs outstanding have been remeasured at fair value using the Black-Scholes valuation model. Compensation income (included in selling, general and administrative expenses) for the SPRs in fiscal 2007 was ($0.4) million. Compensation expense (income) for SPRs in 2006 was $2.5 million, including $0.6 million ($0.4 million, net of tax) for the cumulative effect resulting from the adoption of SFAS 123(R) and $0.4 million in 2005.

Lawson Products, Inc.

Notes to Consolidated Financial Statements — (Continued)

Additional information with respect to SPRs is summarized as follows:

	Weighted
	Average SPR
	Exercise Price	# of SPRs

Outstanding January 1, 2005	$27.41	189,000
Granted	41.46	31,000
Exercised	26.69	(13,750)
Outstanding December 31, 2005(1)	29.57	206,250

Granted	44.02	35,000
Exercised	26.69	(13,750)

Outstanding December 31, 2006(2)	33.31	179,500
Granted	36.71	40,000
Exercised	28.80	(6,550)
Cancelled	29.54	(3,700)

Outstanding December 31, 2007(3)	$34.17	209,250

(1)	Includes 128,180 SPRs vested at December 31, 2005 at a weighted average exercise price of $27.31 per SPR.

(2)	Includes 113,500 SPRs vested at December 31, 2006 at a weighted average exercise price of $28.88 per SPR.

(3)	Includes 132,117 SPRs vested at December 31, 2007 at a weighted average exercise price of $31.26 per SPR.

The aggregate intrinsic value of SPRs outstanding as of December 31, 2007 is $0.8 million.

Unrecognized compensation cost related to non-vested SPRs was $0.3 million at December 31, 2007, which will be recognized over a weighted average period of 1.5 years.

Valuation Information

The Company estimated the fair value of SPRs using the Black-Scholes valuation model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. The weighted-average estimated value of SPRs outstanding as of December 31, 2007 was $9.93 per SPR using the Black-Scholes valuation model with the following assumptions:

December 31, 2007

Expected volatility	37.63% to 44.08%
Risk-free interest rate	3.05% to 3.49%
Expected term (in years)	1.5 to 5.4
Expected dividend yield	2.11%

Lawson Products, Inc.

Notes to Consolidated Financial Statements — (Continued)

Stock Options

	Weighted
	Average
	Price	Options

Outstanding January 1, 2005	$22.75	49,550
Exercised	22.50	(10,750)
Canceled or expired	22.50	(1,600)

Outstanding December 31, 2005	22.83	37,200
Exercised	22.66	(30,700)
Canceled or expired	22.50	(500)

Outstanding December 31, 2006	23.72	6,000
Exercised	26.75	(1,000)

Outstanding December 31, 2007	$23.11	5,000

	Weighted
	Average
Exercisable Options at:	Price	Options

December 31, 2005	$22.83	37,200
December 31, 2006	$23.72	6,000
December 31, 2007	$23.11	5,000

As of December 31, 2007, the Company had the following outstanding options:

Exercise Price	$23.56	$22.44

Options Outstanding	3,000	2,000
Weighted Average Exercise Price	$23.56	$22.44
Weighted Average Remaining Life	2.4	1.6
Options Exercisable	3,000	2,000
Weighted Average Exercise price	$23.56	$22.44

As of December 31, 2007, all outstanding stock options were fully vested, and no remaining unrecognized compensations expense was recorded in 2007, 2006 or 2005.

No options were granted in 2006 or 2005. The Company’s stock option plan expired in 2006.

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

The Company and its subsidiaries also have security bonus plans for the benefit of their regional managers and independent sales representatives, under the terms of which participants are credited with a percentage of their yearly earnings. Of the aggregate amounts credited to participants’ accounts, 25% vests after five years and an additional 5% vests each year thereafter. For financial reporting purposes, amounts are charged to operations over the vesting period.

Lawson Products, Inc.

Notes to Consolidated Financial Statements — (Continued)

Provisions for profit sharing and security bonus plans aggregated $6,090, $7,516 and $7,153 for the years ended December 31, 2007, 2006 and 2005, respectively.

Note M —	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company also has a $9,535 capital loss carryforward remaining related to the 2003 sale of the Company’s UK MRO business and the closure of its Mexico operations. A valuation allowance is recorded for all of the capital loss and net operating loss carryforward due to the uncertainty of the Company’s ability to realize the capital loss against future capital gains prior to expiration in 2008 and the ceasing of operations at our foreign subsidiary. Significant components of the Company’s deferred tax assets and liabilities as of December 31 are as follows:

Deferred Tax Assets:	2007	2006

Compensation and benefits	$25,075	$22,871
Inventories	4,122	3,361
Net operating loss carryforward of subsidiary	—	744
Capital loss	3,337	574
Accounts receivable	503	511
Property, plant & equipment	230	—
Other	—	518

Total deferred tax assets	33,267	28,579
Valuation allowance for deferred tax assets	(3,337)	(1,318)

Net deferred tax assets	29,930	27,261

Deferred tax liabilities:
Property, plant & equipment	—	179
Goodwill	3,259	2,678
Other	2,101	525

Total deferred tax liabilities	5,360	3,382

Total net deferred tax assets	$24,570	$23,879

Net deferred tax assets:
Total current deferred income taxes	$3,226	$3,538
Total noncurrent deferred income taxes	21,344	20,341

Total net deferred tax assets	$24,570	$23,879

Net deferred tax assets include the tax impact of items in comprehensive income of $(247) and $518 at December 31, 2007 and 2006, respectively.

Income from continuing operations before income taxes and cumulative effect of accounting change for the years ended December 31, consisted of the following:

	2007	2006	2005

United States	$15,741	$20,446	$34,077
Foreign	4,331	4,674	2,962

	$20,072	$25,120	$37,039

Lawson Products, Inc.

Notes to Consolidated Financial Statements — (Continued)

The provisions for income taxes for continuing operations for the years ended December 31, consisted of the following:

	2007	2006	2005

Current:
Federal	$8,029	$12,702	$14,599
State	1,960	3,025	2,893

	9,989	15,727	17,492
Deferred benefit	(1,249)	(4,309)	(2,397)

	$8,740	$11,418	$15,095

The reconciliation between the effective income tax rate and the statutory federal rate for continuing operations is as follows:

	2007	2006	2005

Statutory federal rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit(1)	7.4	7.8	5.1
Foreign subsidiaries	0.2	0.4	0.0
Executive life insurance	(3.4)	(3.0)	(1.0)
Non-deductible promotion expense(2)	0.0	7.7	1.5
Other items, net	4.3	(2.4)	0.2

Provision for income taxes	43.5%	45.5%	40.8%

(1)	The effective rate for state income taxes increased in 2006 due to California unitary tax obligations triggered by Rutland’s operations in 2006, as well as additional state tax due related to the 2005 sale of the Company’s investment in Superior and Sedgwick Associates, a real estate partnership. The Company’s effective state tax rate fluctuates based on the income tax rates in the various jurisdictions in which the Company operates, and based on the level of profits in those jurisdictions.

(2)	In 2006, the Company eliminated tax deductions associated with the Company’s customer loyalty and promotions programs in its MRO business for tax years 2005, 2004 and 2003. Many of the customer loyalty and promotion programs in place for these years were terminated or replaced early in 2006.

Income taxes paid for the years ended December 31, 2007, 2006, and 2005 amounted to $13,958, $11,284 and $15,793, respectively.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. In addition, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions.

As a result of the implementation of FIN 48, the Company recorded at the date of adoption an additional liability of $1,213 for unrecognized tax benefits relating to uncertain tax positions which was accounted for as a reduction to the January 1, 2007 balance of retained earnings

At January 1, 2007, the Company had $4,059 in unrecognized tax benefits, the recognition of which would have an effect of $4,059 on the effective tax rate. At December 31, 2007, the Company had $923 in unrecognized tax benefits, the recognition of which would have an effect of $923 on the effective tax rate.

Lawson Products, Inc.

Notes to Consolidated Financial Statements — (Continued)

Due to the uncertainty of both timing and resolution of income tax examinations, the Company is unable to determine whether any amounts included in the December 31, 2007 balance of unrecognized tax benefits represent tax positions that could significantly change during the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. At January 1, 2007, the Company had accrued $405 for the potential payment of interest related to unrecognized tax benefits. At December 31, 2007, the Company had accrued $1,364 for the potential payment of interest and penalties related to unrecognized tax benefits.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and international jurisdictions. As of December 31, 2007, the Company is subject to U.S. Federal income tax examinations for the tax years 2001 through 2006 and to non-U.S. income tax examinations for the tax years of 2001 through 2006. In addition, the Company is subject to state and local income tax examinations for the tax years 2001 through 2006.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance January 1, 2007	$4,059
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	1,029
Reductions for tax positions of prior years	(2,010)
Settlements	(2,155)

Balance at December 31, 2007	$923

Note N —	Commitments and Contingencies

Operating Leases

The Company’s future minimum lease commitments, principally for equipment, under non-cancelable operating leases in effect at December 31, 2007, are as follows:

					2013 and
2008	2009	2010	2011	2012	Thereafter

$2,762	$2,172	$1,902	$1,665	$835	$—

Total rental expense for the years ended December 31, 2007, 2006 and 2005 amounted to $4,126, $4,355 and $2,568, respectively. Rental expense in 2007 and 2006 reflects a full year of Rutland operations.

Capital Leases

The Company’s future minimum lease commitments, principally for equipment, under capital leases in effect at December 31, 2007, are as follows:

					2013 and
2008	2009	2010	2011	2012	Thereafter

$1,464	$1,301	$744	$512	$43	—

Contingency

In December 2005, the FBI executed a search warrant for records at the Company’s offices and informed the Company that it was conducting an investigation as to whether any of the Company’s representatives improperly provided gifts or awards to purchasing agents (including government purchasing agents) through the Company’s customer loyalty programs. The U.S. Attorney’s Office for the Northern District of Illinois subsequently issued a

Lawson Products, Inc.

Notes to Consolidated Financial Statements — (Continued)

subpoena for documents in connection with this investigation. In April 2007, thirteen people, including seven former sales agents of the Company, were indicted on federal criminal charges, including mail fraud, in connection with the U.S. Attorney’s investigation. These indictments allege that, under the Company’s customer loyalty programs, sales agents would provide cash gift certificates to individuals purchasing Company merchandise on behalf of their employers as a way to increase their commissions and prices paid by customers. All of the cases involve commissioned sales agents of the Company. To date, six of the seven indicted former sales agents have entered guilty pleas to federal criminal charges. Although the Company was not charged in connection with these indictments, the U.S. Attorney has announced that its investigation is continuing.

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

The Company presently estimates that it will incur substantial legal fees in 2008 related to this matter.

Note O —	Earnings (Loss) Per Share

The computation of basic and diluted earnings (loss) per share consisted of the following:

	Year Ended December 31,
Income:	2007	2006	2005

Income from continuing operations before cumulative effect of accounting change	$11,332	$13,702	$21,944
Income (loss) from discontinued operations	(703)	(729)	4,794
Cumulative effect of accounting change, net of tax	—	(361)	—

Net income	$10,629	$12,612	$26,738

	Year Ended December 31,
	2007		2006		2005
	Basic	Diluted	Basic	Diluted	Basic	Diluted

Weighted average shares:
Weighted average shares	8,522	8,522	8,878	8,878	9,082	9,082
Dilutive stock options	—	2	—	2	—	17

Total weighted average shares	8,522	8,524	8,878	8,880	9,082	9,099

Earnings (loss) per share of common stock:
Income from continuing operations before cumulative effect of accounting change	$1.33	$1.33	$1.54	$1.54	$2.42	$2.41
Income (loss) from discontinued operations	(0.08)	(0.08)	(0.08)	(0.08)	0.53	0.53
Cumulative effect of accounting change, net of tax	—	—	(0.04)	(0.04)	—	—

Net income	$1.25	$1.25	$1.42	$1.42	$2.94	$2.94

Lawson Products, Inc.

Notes to Consolidated Financial Statements — (Continued)

Note P —	Segment Reporting

The Company has two reportable segments: maintenance, repair and operations distribution in North America (MRO), and original equipment manufacturer distribution and manufacturing in North America (OEM). The operations of the Company’s MRO distribution segment distributes a wide range of MRO parts to repair and maintenance organizations by the Company’s force of independent sales agents and distributors. The operations of the Company’s OEM segment manufactures and distributes component parts to OEM manufacturers both through a network of independent manufacturers’ representatives and Company employees.

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

Lawson Products, Inc.

Notes to Consolidated Financial Statements — (Continued)

Financial information for the Company’s reportable segments from continuing operations consisted of the following:

	Year Ended December 31,
	2007	2006	2005

Net sales
MRO	$426,660	$427,919	$368,615
OEM	83,035	83,458	75,014

Consolidated total	$509,695	$511,377	$443,629

Operating income
MRO	$16,585	$18,712	$31,159
OEM	3,856	4,251	4,681

Consolidated total	$20,441	$22,963	$35,840

Capital expenditures
MRO	$16,943	$4,711	$8,246
OEM	751	581	1,006

Consolidated total	$17,694	$5,292	$9,252

Depreciation and amortization
MRO	$6,692	$6,765	$5,235
OEM	743	762	789

Consolidated total	$7,435	$7,527	$6,024

Total assets
MRO	$221,274	$204,852	$208,333
OEM	52,955	50,408	48,336

Segment total	274,229	255,260	256,669
Corporate	24,570	23,879	19,124

Consolidated total	$298,799	$279,139	$275,793

Goodwill
MRO	$25,748	$25,748	$25,748
OEM	2,251	2,251	2,251

Consolidated total	$27,999	$27,999	$27,999

Lawson Products, Inc.

Notes to Consolidated Financial Statements — (Continued)

The reconciliation of segment profit to consolidated income from continuing operations before income taxes and cumulative effect of accounting change consisted of the following:

	Year Ended December 31,
	2007	2006	2005

Operating income	$20,441	$22,963	$35,840
Interest and dividend income	255	513	374
Interest expense	(910)	(150)	(7)
Other — net	286	1,794	832

Income from continuing operations before income taxes and cumulative effect of accounting change	$20,072	$25,120	$37,039

Financial information related to the Company’s continuing operations by geographic area consisted of the following:

	Year Ended December 31,
	2007	2006	2005

Net sales
United States	$479,643	$482,695	$416,876
Canada	30,052	28,682	26,753

Consolidated total	$509,695	$511,377	$443,629

	Year Ended December 31,
	2007	2006	2005

Long-lived assets
United States	$72,708	$62,720	$65,472
Canada	8,322	7,943	8,158

Consolidated total	$81,030	$70,663	$73,630

Net sales are attributed to countries based on the location of customers. Long-lived assets consist of total property, plant and equipment and goodwill. See Note C to the Consolidated Financial Statements for additional information.

Lawson Products, Inc.

Notes to Consolidated Financial Statements — (Continued)

Note Q —	Summary of Unaudited Quarterly Results of Operations

Unaudited quarterly results of operations for the years ended December 31, 2007 and 2006 are summarized as follows:

	Quarter Ended
2007	Mar. 31	Jun. 30	Sept. 30	Dec. 31
	(Dollars in thousands, except per share data)

Net sales	$129,669	$129,178	$127,913	$122,935
Cost of goods sold	53,842	52,481	51,456	50,935
Income (loss) from continuing operations before income taxes(1)(2)(3)	8,166	(215)	5,228	6,893
Income tax expense	3,440	(195)	2,818	2,677
Income (loss) from continuing operations	4,726	(20)	2,410	4,216
Loss from discontinued operations	(156)	(329)	(11)	(207)
Net income (loss)	4,570	(349)	2,399	4,009
Basic income (loss) per share of common stock continuing operations	$0.55	$(0.00)	$0.28	$0.49
Discontinued operations	(0.02)	(0.04)	(0.00)	(0.02)
Net income (loss)	$0.54	$(0.04)	$0.28	$0.47
Basic weighted average shares outstanding	8,521	8,522	8,522	8,522
Diluted income (loss) per share of common stock continuing operations	$0.55	$(0.00)	$0.28	$0.49
Discontinued operations	(0.02)	(0.04)	(0.00)	(0.02)
Net income (loss)	$0.54	$(0.04)	$0.28	$0.47
Diluted weighted average shares outstanding	8,524	8,523	8,524	8,524

In the second quarter of 2007 the Company began reporting its Mexico operations as discontinued operations. The first quarter of 2007 has been reclassified to conform to this presentation.

Included in the 2007 quarterly results above were the following items:

	Quarter Ended
	Mar. 31	Jun. 30	Sept. 30	Dec. 31
	(Dollars in thousands)

Severance and other charges(1)	1,721	5,642	3,671	1,293
Legal and other fees(2)	1,086	2,689	1,172	846
SPRs compensation expense(3)	(664)	489	(860)	608

(1)	Reflects expenses for severance and other charges (see Note D to the Consolidated Financial Statements).

(2)	Reflects expenses for legal fees related to the previously disclosed investigation.

(3)	Reflects the expenses associated with the Stock Performance Plan (see Note K to the Consolidated Financial Statements).

Lawson Products, Inc.

Notes to Consolidated Financial Statements — (Continued)

	Quarter Ended
2006	Mar. 31	Jun. 30	Sept. 30	Dec. 31
	(Dollars in thousands, except per share data)

Net sales(1)	$130,166	$129,226	$127,335	$124,650
Cost of goods sold	53,787	52,401	50,786	50,573
Income from continuing operations before income taxes and cumulative effect of accounting change(2)(3)(4)(5)	8,965	5,494	6,069	4,592
Income tax expense(6)	3,546	2,273	2,768	2,831
Income from continuing operations before cumulative effect of accounting change	5,419	3,221	3,301	1,761
Loss from discontinued operations	(70)	(16)	(226)	(417)
Income before cumulative effect of accounting change	5,349	3,205	3,075	1,344
Cumulative effect of accounting change, net of tax	(361)	—	—	—
Net income(7)	4,988	3,205	3,075	1,344
Basic income (loss) per share of common stock continuing operations before cumulative effect of accounting change	$0.60	$0.36	$0.37	$0.20
Discontinued operations	(0.01)	(0.00)	(0.03)	(0.05)
Cumulative effect of accounting change	(0.04)	—	—	—
Net income	$0.56	$0.36	$0.34	$0.16
Basic weighted average shares outstanding	8,974	8,989	8,998	8,635
Diluted income (loss) per share of common stock continuing operations before cumulative effect of accounting change	$0.60	$0.36	$0.37	$0.20
Discontinued operations	(0.01)	(0.00)	(0.03)	(0.05)
Cumulative effect of accounting change	(0.04)	—	—	—
Net income	$0.55	$0.36	$0.34	$0.16
Diluted weighted average shares outstanding	8,988	8,995	9,004	8,638

In the second quarter of 2007 the Company began reporting its Mexico operations as discontinued operations. The 2006 quarterly information has been reclassified to conform to this presentation.

Included in the 2006 quarterly results above were the following items:

	Quarter Ended
	Mar. 31	Jun. 30	Sept. 30	Dec. 31
	(Dollars in thousands)

Rutland Tool & Supply Co. net sales(1)	$14,670	$13,647	$13,395	$13,068
Legal fees(2)	1,056	969	528	672
SPRs compensation expense(3)	556	342	506	523
Severance expense(4)			675	606
Loss on sale of equipment(5)	—	806	—	—
Income tax expense(6)	—	—	—	1,939
Rutland Tool & Supply Co. net income(7)	612	410	248	168

(1)	Reflects the acquisition of Rutland Tool & Supply Co. in December 2005.

(2)	Reflects expenses for legal fees related to the previously disclosed investigation.

Lawson Products, Inc.

Notes to Consolidated Financial Statements — (Continued)

(3)	Reflects the expenses associated with the adoption of SFAS 123(R) as of January 1, 2006 (see Notes B and K to the Consolidated Financial Statements for additional information), excluding the cumulative effect of adoption.

(4)	Reflects the expenses associated with severance charges. See Note D to the Consolidated Financial Statements for additional information.

(5)	In the second quarter of 2006, the Company incurred a loss of $806 ($500, net of tax) on the sale of equipment related to the Company’s decision to outsource the manufacturing of a product line in the Company’s OEM business. Net book value for the disposed equipment totaled $1,000.

(6)	The fourth quarter of 2006 includes income tax expense of $1,939 related to the elimination of tax deductions associated with the Company’s customer loyalty and promotions programs in its MRO business for tax years 2005, 2004 and 2003. Many of the customer loyalty and promotion programs in place for these years were terminated or replaced early in 2006.

(7)	Reflects the impact of Rutland Tool & Supply Co. on net income.

Lawson Products, Inc. and Subsidiaries
Schedule II — Valuation and Qualifying Accounts

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Period	Expenses	Deductions(A)	Period
		(In thousands)

Allowance for doubtful accounts:
Year ended December 31, 2007	$1,332	$928	$884	$1,376

Year ended December 31, 2006	1,483	605	756	1,332

Year ended December 31, 2005	1,576	810	903	1,483

Note A — Uncollected receivables written off, net of recoveries.

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Period	Expenses	Deductions(B)	Period
		(In thousands)

Reserve for excess and obsolete inventory:
Year ended December 31, 2007	$9,233	$2,455	$1,664	$10,024

Year ended December 31, 2006	9,348	521	636	9,233

Year ended December 31, 2005	7,757	2,599	1,008	9,348

Note B — Disposal of excess and obsolete inventory.

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Period	Expenses	Deductions(C)	Period
		(In thousands)

Valuation allowance for deferred tax assets:
Year ended December 31, 2007	$1,318	$2,763	$744	$3,337

Year ended December 31, 2006	1,318	—	—	1,318

Year ended December 31, 2005	8,199	—	6,881	1,318

Note C — Capital loss and net operating loss carryforwards utilized or expired.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Management’s Report on Internal Control over Financial Reporting

The report of management under Item 9A is contained in Item 8 of this 2007 Annual Report on Form 10-K under the heading “Management’s Report on Internal Control over Financial Reporting” and is incorporated herein by reference.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The attestation report required under Item 9A is contained in Item 8 of this 2007 Annual Report on Form 10-K under the heading “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” and is incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

a.	Directors

The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2008, under the caption “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.

b.	Executive Officers

The information required by this Item is set forth under the caption Item 1 — Business under “Executive Officers of the Registrant.”

c.	Audit Committee

Information on the Company’s Audit Committee is contained under the caption “Board of Directors Meetings and Committees” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2008, which is incorporated herein by reference.

The Board of Directors has determined that Mitchell Saranow, member of the Audit Committee of the Board of Directors, qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, and that Mr. Saranow is “independent” as the term is defined in the listing standards of the NASDAQ Global Select Market.

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

The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2008, under the caption “Remuneration of Executive Officers,” which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2008 under the caption “Securities Beneficially Owned by Principal Stockholders and Management” which information is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2007 regarding the number of shares of common stock that were available for issuance under the Company’s equity compensation plans.

			Number of Securities
			Remaining Available for
			Future Issuance under
			Equity Compensation
	Number of Securities to	Weighted-Average	Plans (Excluding
	be Issued upon Exercise	Exercise Price of	Securities Reflected in
Plan Category	of Outstanding Options	Outstanding Options	the First Column)

Equity compensation plans approved by security holders	5,000	$23.11	—
Equity compensation plans not approved by security holders	—	—	—

Total	5,000	$23.11	—

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2008 under the caption “Election of Directors” and “Certain Relationships and Related Transactions” which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required under this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2008 under the caption “Fees Paid to Independent Auditors” which information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements

The following information is presented in Item 8 of this report:

Consolidated Balance Sheets as of December 31, 2007 and 2006.

Consolidated Statements of Income for the Years ended December 31, 2007, 2006 and 2005.

Consolidated Statements of Changes in Stockholders’ Equity for the Years ended December 31, 2007, 2006 and 2005.

Consolidated Statements of Cash Flows for the Years ended December 31, 2007, 2006 and 2005.

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

(3) See Exhibit Index in Item 15(b) for the exhibits to this Annual Report on Form 10-K.

(b) Exhibits.  The Exhibit Index below provides the list of exhibits required by Item 601 of Regulation S-K.

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3(1)	Certificate of Incorporation of the Company, as amended, incorporated herein by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988.
3(2)	Amended and Restated By-laws of the Company, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
10(1)*	Lawson Products, Inc. Incentive Stock Plan, incorporated herein by reference to Appendix A to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on May 11, 1999.
10(2)*	Salary Continuation Agreement between the Company and Mr. Sidney L. Port, dated January 7, 1980, incorporated herein by reference from Exhibit 10(c)(2) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991.
10(3)*	Employment Agreement between the Company and Mr. Jerome Shaffer, incorporated herein by reference from Exhibit 10(c)(9) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1985.
10(3.1)*	First Amendment to Employment Agreement between the Company and Mr. Jerome Shaffer, dated as of August 1, 1996,incorporated herein by reference from Exhibit 10(c)(6.1) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10(4)*	Employment Agreement between the Company and Jeffrey B. Belford dated March 1, 2005, incorporated herein by reference to Exhibit 10(c)(4) to the Company’s Current Report on Form 8-K dated March 4, 2005.
10(5)*	Amended and Restated Executive Deferral Plan, incorporated herein by reference from Exhibit 10(c)(7) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
10(6)*	Employment Agreement dated March 1, 2005 between the Company and Roger F. Cannon, incorporated herein by reference to Exhibit 10(c)(6) to the Company’s Current Report on Form 8-K dated March 4, 2005.
10(7)*	Agreement between the Company and Bernard Kalish dated July 31, 1999, incorporated herein by reference from Exhibit 10(c)(8) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
10(8)*	Lawson Products, Inc. Stock Performance Plan, incorporated herein by reference from Exhibit 10(c)(8) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
10(9)*	Lawson Products, Inc. 2002 Stock Equivalents Plan for Non Employee Directors, incorporated herein by reference from Exhibit 10(c)(9) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10(10)*	Lawson Products, Inc. Long-Term Capital Accumulation Plan, incorporated herein by reference from Exhibit 10(c)(10) to the Company’s Current Report on Form 8-K dated October 21, 2004.
10(11)*	Employment Agreement dated January 1, 2004 between the Company and Robert Washlow, incorporated herein by reference to Exhibit 10(c)(10) to the Company’s Current Report on Form 8-K dated December 28, 2004.
10(12)*	Employment Agreement dated March 9, 2005 between the Company and Thomas J. Neri, incorporated herein by reference to Exhibit 10(c)(12) to the Company’s Current Report on Form 8-K dated March 14, 2005.
10(13)*	Employment Agreement dated March 9, 2005 between the Company and Neil E. Jenkins, incorporated herein by reference to Exhibit 10(c)(13) to the Company’s Current Report on Form 8-K dated March 14, 2005.
10(14)*	Form of Shareholder Value Appreciation Rights Award Agreement, incorporated by reference to Exhibit 10(c)(14) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
10(15)*	Form of Restricted Stock Award and Acknowledgment, incorporated by reference to Exhibit 10(c)(15) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Exhibit
Number	Description of Exhibit

10(16)*	Form Letter regarding Stock Performance Rights, incorporated by reference to Exhibit 10(c)(16) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
10(17)	Credit Agreement dated March 27, 2001 between Lawson Products, Inc. and LaSalle Bank National Association, as amended by the First Amendment to Credit Agreement dated August 12, 2002 as amended by Second Modification to Loan Documents dated July 11, 2003, and as further amended by Third Modification to Credit Agreement dated as of June 15, 2005, incorporated by reference to Exhibit 10(c)(17) to the Company’s Form 10-Q for the quarter ended June 30, 2005.
10(18)*	Employment Agreement dated July 27, 2005 between the Company and Mr. Michael W. Ruprich, incorporated herein by reference to Exhibit 10(c)(18) to the Company’s Current Report on Form 8-K dated July 26, 2005.
10(19)*	Employment Agreement dated September 14, 2005 between the Company and Mr. Kenneth E. Malik, incorporated herein by reference to Exhibit 10(c)(19) to the Company’s Current Report on Form 8-K dated September 14, 2005.
10(20)	Real Estate Sales Agreement, dated October 24, 2005, by and between the City of Chicago and Superior and Sedgwick Associates, incorporated by reference to Exhibit 10(c)(20) to the Company’s Current Report on Form 8-K dated October 24, 2005.
10(21)	Agreement of Limited Partnership of Superior and Sedgwick Associates, an Illinois Limited Partnership, dated November 1, 1984, incorporated by reference to Exhibit 10(c)(21) to the Company’s Current Report on Form 8-K dated October 24, 2005.
10(22)*	Separation Agreement dated April 13, 2007 between the Company and Mr. Robert J. Washlow, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 19, 2007.
10(23)*	Employment Agreement dated April 16, 2007 between the Company and Mr. Thomas Neri, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 9, 2007.
10(24)*	Employment Agreement dated October 1, 2007 between the Company and Mr. Scott Stephens, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 9, 2007.
10(25)*	Employment Agreement dated October 1, 2007 between the Company and Mr. Neil Jenkins, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 9, 2007.
10(26)	Credit Agreement dated March 27, 2001 between Lawson Products, Inc. and LaSalle Bank National Association, as amended by the Seventh Amendment to Credit Agreement dated December 26, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 26, 2007.
21	Subsidiaries of the Company.
23	Consent of Ernst & Young LLP.
31(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management employment contracts or compensatory * plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAWSON PRODUCTS, INC.

By:	/s/ Thomas J. Neri
Thomas J. Neri
Chief Executive Officer and Director

Date: March 12, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below this 12th day of March, 2008, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Thomas J. Neri Thomas J. Neri	Chief Executive Officer and Director (principal executive officer)

/s/ Scott F. Stephens Scott F. Stephens	Chief Financial Officer (principal financial and accounting officer)

/s/ Ronald B. Port, M.D Ronald B. Port, M.D	Chairman of the Board

/s/ James T. Brophy James T. Brophy	Director

/s/ James S. Errant James S. Errant	Director

/s/ Robert G. Rettig Robert G. Rettig	Director

/s/ Mitchell H. Saranow Mitchell H. Saranow	Director

/s/ Lee S. Hillman Lee S. Hillman	Director

/s/ Wilma J. Smelcer Wilma J. Smelcer	Director

/s/ Thomas S. Postek Thomas S. Postek	Director