Form 10-Q
period 2008-03-31
LAWSON PRODUCTS INC/NEW/DE/
filed 2008-04-30
CIK 703604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report under Section 13 OR 15(d) of the Securities Exchange Act of 1934
For quarterly period ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     The number of shares outstanding of the registrant’s common stock, $1 par value, as of April 30, 2008 was 8,522,001.

     “Safe Harbor” Statement under the Securities Litigation Reform Act of 1995: This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms “may,” “should,” “could,” “anticipate,” “believe,” “continues,” “estimate,” “expect,” “intend,” “objective,” “plan,” “potential,” “project” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions or beliefs and are subject to a number of factors, assumptions and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include the impact of governmental investigations, such as the recently announced investigation by U.S. Attorney’s Office for the Northern District of Illinois; excess and obsolete inventory; disruptions of the Company’s information systems; risks of rescheduled or cancelled orders; increases in commodity prices; the influence of controlling stockholders; competition and competitive pricing pressures; the effect of general economic conditions and market conditions in the markets and industries the Company serves; the risks of war, terrorism, and similar hostilities; and, all of the factors discussed in the Company’s “Risk Factors” set forth in its Annual Report on Form 10-K for the year ended December 31, 2007.
     The Company undertakes no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events or otherwise.

PART I-FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Lawson Products, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31,	December 31,
(Amounts in thousands, except share and per share data)	2008	2007
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$2,549	$1,671
Accounts receivable, less allowance for doubtful accounts	56,888	58,882
Inventories	97,768	96,785
Miscellaneous receivables and prepaid expenses	8,043	10,303
Deferred income taxes	3,010	3,226
Discontinued current assets	1,003	1,064

Total current assets	169,261	171,931

Property, plant and equipment, less accumulated depreciation and amortization	52,158	53,031
Deferred income taxes	20,515	21,344
Goodwill	27,999	27,999
Other assets	24,571	25,558

Total assets	$294,504	$299,863

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,700	$16,266
Revolving line of credit	15,500	11,000
Accrued expenses and other liabilities	34,616	45,254
Discontinued current liabilities	333	322

Total current liabilities	67,149	72,842

Accrued liability under security bonus plans	25,993	25,491
Other	24,528	27,169

	50,521	52,660

Stockholders’ equity:
Preferred stock, $1 par value:
Authorized - 500,000 shares Issued and outstanding — None	—	—
Common stock, $1 par value:
Authorized - 35,000,000 shares Issued and outstanding - 8,522,001 shares in 2008 and 2007	8,522	8,522
Capital in excess of par value	4,774	4,774
Retained earnings	163,270	160,606
Accumulated other comprehensive income	268	459

Total stockholders’ equity	176,834	174,361

Total liabilities and stockholders’ equity	$294,504	$299,863

See notes to condensed consolidated financial statements.

Lawson Products, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	For the
	Three Months Ended
	March 31,
(Amounts in thousands, except per share data)	2008	2007
Net sales	$125,004	$129,669
Cost of goods sold	51,742	53,842

Gross profit	73,262	75,827

Operating expenses:
Selling, general and administrative expenses	64,713	65,961
Severance and other charges	602	1,721

Operating income	7,947	8,145

Investment and other income	108	102
Interest expense	(229)	(81)

Income from continuing operations before income taxes	7,826	8,166

Income tax expense	3,302	3,440

Income from continuing operations	4,524	4,726

Loss from discontinued operations, net of income taxes	(155)	(156)

Net income	$4,369	$4,570

Basic income (loss) per share of common stock:
Continuing operations	$0.53	$0.55
Discontinued operations	(0.02)	(0.02)
	$0.51	$0.54

Diluted income (loss) per share of common stock:
Continuing operations	$0.53	$0.55
Discontinued operations	(0.02)	(0.02)
	$0.51	$0.54

Cash dividends declared per share of common stock	$0.20	$0.20

Weighted average shares outstanding:
Basic	8,522	8,521

Diluted	8,523	8,524

See notes to condensed consolidated financial statements.

Lawson Products, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the
	Three Months Ended
	March 31,
(Amounts in thousands)	2008	2007
Operating activities:
Net income	$4,369	$4,570
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	2,142	1,920
Changes in operating assets and liabilities	(5,006)	(16,637)
Other	(2,234)	917

Net cash used for operating activities	(729)	(9,230)

Investing activities:
Additions to property, plant and equipment	(1,206)	(3,528)

Net cash used for investing activities	(1,206)	(3,528)

Financing activities:
Proceeds from revolving line of credit, net of payments	4,500	11,000
Dividends paid	(1,704)	(1,704)

Net cash provided by financing activities	2,796	9,296

Increase (decrease) in cash and cash equivalents	861	(3,462)

Cash and cash equivalents at beginning of period	2,473	4,320

Cash and cash equivalents at end of period	3,334	858

Cash held by discontinued operations	(785)	(639)

Cash and cash equivalents held by continuing operations at end of period	$2,549	$219

See notes to condensed consolidated financial statements.

Lawson Products, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands)
Note A — Basis of Presentation and Summary of Significant Accounting Policies
     The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all disclosures required by generally accepted accounting principles. Reference should be made to Lawson Products, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2007. The Condensed Consolidated Balance Sheet as of March 31, 2008, the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2008 and 2007 are unaudited. In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) have been made, which are necessary to present fairly the results of operations for the interim periods. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
     FIN 48 — We account for uncertain tax positions in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which requires that the Company recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. In addition, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. See Note I — Income Tax Expense to the Condensed Consolidated Financial Statements for additional detail on our uncertain tax positions.
     There have been no significant changes in our significant accounting policies during the three months ended March 31, 2008 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
Note B — Comprehensive Income
     Comprehensive income was $4,178 and $4,629 for the first quarters of 2008 and 2007, respectively. Comprehensive income was negatively impacted by foreign currency translation adjustments of $191 in 2008 and positively impacted by foreign currency translation adjustments of $59 for the three-month period ended March 31, 2007.
     Accumulated other comprehensive income consists only of foreign currency translation adjustments, net of related income tax.
Note C — Earnings Per Share
     The calculation of dilutive weighted average shares outstanding for the three months ended March 31, 2008 and 2007 are as follows (in thousands):

	Three months ended March 31
	2008	2007
Basic weighted average shares outstanding	8,522	8,521
Dilutive impact of options outstanding	1	3

Dilutive weighted average shares outstanding	8,523	8,524

Note D — Revolving Line of Credit
     The revolving line of credit has a maximum borrowing capacity of $75 million and a maturity date of March 27, 2009. The revolving line of credit carries a floating interest rate of prime minus 150 basis points or LIBOR plus 75 basis points, at the Company’s option. At March 31, 2008, the effective rate was 3.75 percent. Interest is payable quarterly on prime rate borrowings and at contract expirations for LIBOR borrowings. The line of credit contains certain financial covenants regarding interest coverage, minimum stockholders’ equity and working capital, all of which the Company was in compliance with at March 31, 2008. The Company had $15.5 million of borrowings under the line of credit at March 31, 2008.
Note E — Reserve for Severance
     The table below shows the changes in the Company’s reserves for severance and related payments, included in accrued expenses and other liabilities on the balance sheet as of March 31, 2008 and 2007:

	2008	2007
Balance at beginning of year	$7,058	$962
Charged to earnings	602	279
Cash paid	(1,315)	(604)
Adjustment to reserves	(42)	(120)

Balance at March 31	$6,303	$517

     The charge to earnings in 2008 of $602 is related to severance costs associated with the departure of two executives. The charge to earnings in 2007 of $279 is related to severance costs arising from initiatives implemented in the first quarter of 2007 to improve domestic operational efficiencies. Severance costs in both years are related to the Maintenance, Repair and Operations distribution in North America (MRO) segment.

Note F — Intangible Assets
     Intangible assets subject to amortization, included within other assets, were as follows (in thousands):

	March 31, 2008
			Net
	Gross	Accumulated	Carrying
	Balance	Amortization	Amount
Trademarks and tradenames	$1,400	$750	$650
Non-compete covenant	1,000	450	550

	$2,400	$1,200	$1,200

	December 31, 2007
			Net
	Gross	Accumulated	Carrying
	Balance	Amortization	Amount
Trademarks and tradenames	$1,400	$737	$663
Non-compete covenant	1,000	400	600

	$2,400	$1,137	$1,263

     Trademarks and tradenames are being amortized over 15 years. The non-compete covenant associated with the 2005 acquisition of Rutland is being amortized over 5 years. Amortization expense, all of which is included in the MRO distribution segment, for these intangible assets is expected to be $250 per year for each of the next three years and $50 per year thereafter until the trademarks and tradenames are fully amortized.
Note G — Stock-Based Compensation
     The Stock Performance Plan (the “Plan”) provides for the issuance of incentive compensation to non-employee directors, officers and key employees in the form of stock performance rights (“SPRs”).
Stock Performance Rights
     SPRs vest at 20 percent to 33 percent per year and entitle the recipient to receive a cash payment equal to the excess of the market value of the Company’s common stock over the SPR exercise price when the SPRs are surrendered. The Company estimates the fair value of SPRs using the Black-Scholes valuation model each quarter. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. The weighted-average estimated fair value of SPRs outstanding at March 31, 2008 was $6.61 per SPR with the following assumptions:

March 31, 2008
Expected volatility	38.77% to 48.65%
Risk-free interest rate	1.57% to 2.66%
Expected term (in years)	1.4 to 6.0
Expected dividend yield	2.90%

     In the first quarter of 2008 and 2007, a reduction to compensation expense for outstanding SPRs of $1.2 million and $0.7 million was recorded and included in selling, general and administrative expenses, respectively.
     The following is a summary of the activity in the Company’s SPRs during the quarter:

	Average SPR
	Exercise Price	# of SPRs
Outstanding December 31, 2007 (1)	$34.17	209,250
Granted	25.43	86,500
Exercised	27.08	(28,000)

Outstanding March 31, 2008 (2)	$32.09	267,750

(1)	Includes 132,117 SPRs vested at December 31, 2007 at a weighted average exercise price of $31.26 per SPR.

(2)	Includes 104,117 SPRs vested at March 31, 2008 at a weighted average exercise price of $32.38 per SPR.
     The aggregate intrinsic value of SPRs outstanding as of March 31, 2008 is $(0.4) million.
     As of March 31, 2008, there was $0.8 million of unrecognized compensation cost related to non-vested SPRs, which will be recognized over a weighted average period of 1.7 years.
     Stock-based compensation expense recognized in the Condensed Consolidated Statements of Income for the first quarter of fiscal 2008 and 2007 has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

Stock Options
     The following is a summary of the activity in the Company’s stock options during the quarter:

	Average Option
	Exercise Price	# of Options
Outstanding December 31, 2007	$23.11	5,000
Granted	—	—
Exercised	—	—
Forfeited/expired/cancelled	—	—

Outstanding March 31, 2008	$23.11	5,000

	Weighted
	Average
Exercisable options at:	Price	Option Shares
December 31, 2007	$23.11	5,000
March 31, 2008	$23.11	5,000
     As of March 31, 2008, the Company had the following outstanding options:

Exercise price	$23.56	$22.44

Options outstanding:	3,000	2,000
Weighted average exercise price	$23.56	$22.44
Weighted average remaining life (in years)	2.1	1.4
Options exercisable:	3,000	2,000
Weighted average exercise price	$23.56	$22.44
     As of December 31, 2007, all outstanding stock options were fully vested, and no remaining unrecognized compensation expense is to be recorded in 2008.

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
     The following table presents summary financial information for the Company’s reportable segments:

	Three Months Ended
	March 31
	2008	2007
Net sales
MRO	$104,538	$106,286
OEM	20,466	23,383

Consolidated total	$125,004	$129,669

Operating income
MRO	$7,494	$6,273
OEM	453	1,872

Consolidated total	$7,947	$8,145

     The reconciliation of segment profit for continuing operations to consolidated income before income taxes consisted of the following:

	Three Months Ended
	March 31
	2008	2007
Total operating income from reportable segments	$7,947	$8,145
Investment and other income	108	102
Interest expense	(229)	(81)

Income from continuing operations before income taxes	$7,826	$8,166

     Asset information for continuing operations related to the Company’s reportable segments consisted of the following:

	March 31,	December 31,
	2008	2007
Total assets
MRO	$216,447	$221,274
OEM	53,529	52,955

Total for reportable segments	269,976	274,229
Corporate	23,525	24,570

Consolidated total	$293,501	$298,799

     At March 31, 2008 and December 31, 2007, the carrying value of goodwill within each reportable segment was as follows (in thousands):

MRO	$25,748
OEM	2,251

Consolidated total	$27,999

Note I — Income Tax Expense
     At December 31, 2007, the Company had $923 in unrecognized tax benefits, the recognition of which would have an effect of $923 on the effective tax rate. At March 31, 2008, the Company had $923 in unrecognized tax benefits, the recognition of which would have an effect of $923 on the effective tax rate.
     Due to the uncertainty of both timing and resolution of income tax examinations, the Company is unable to determine whether any amounts included in the March 31, 2008 balance of unrecognized tax benefits represent tax positions that could significantly change during the next twelve months.
     The Company’s continuing practice is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. The Company had $1,364 accrued for interest and penalties at both March 2008 and December 2007.
     The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and international jurisdictions. As of March 31, 2008, the Company is subject to U.S. federal income tax, non-U.S. income tax and state and local income tax examinations for the tax years 2000 through 2006.
Note J — Legal Proceedings
     In December 2005, the FBI executed a search warrant for records at the Company’s offices and informed the Company that it was conducting an investigation as to whether any of the Company’s representatives improperly provided gifts or awards to purchasing agents (including government purchasing agents) through the Company’s customer loyalty programs. The U.S. Attorney’s Office for the Northern District of Illinois subsequently issued a subpoena for documents in connection with this investigation. In April 2007, thirteen people, including seven former sales agents of the Company, were indicted on federal criminal charges, including mail fraud, in connection with the U.S. Attorney’s investigation. These indictments allege that, under the Company’s customer loyalty programs, sales agents would provide cash gift certificates to individuals purchasing Company merchandise on behalf of their employers as a way to increase their commissions and prices paid by customers. All of the cases involve commissioned sales agents of the Company. All seven of the indicted former sales agents have entered guilty pleas to federal criminal charges. Although the Company was not charged in connection with these indictments, the U.S. Attorney has announced that its investigation is continuing.

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
     We have reviewed the condensed consolidated balance sheet of Lawson Products, Inc. and subsidiaries as of March 31, 2008 and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management.
     We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
     Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.
     We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Lawson Products, Inc. and subsidiaries as of December 31, 2007, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the year then ended, not presented herein, and in our report dated March 10, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
ERNST & YOUNG LLP
Chicago, Illinois
April 30, 2008

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Quarter ended March 31, 2008 compared to Quarter ended March 31, 2007
     The following table presents a summary of the Company’s financial performance for the first quarters of 2008 and 2007:

		% of		% of
(Dollars in thousands)	2008	Net Sales	2007	Net Sales
Net sales	$125,004	100.0	$129,669	100.0
Cost of goods sold	51,742	41.4	53,842	41.5

Gross profit	73,262	58.6	75,827	58.5
Operating expenses:
Selling, general and administrative expenses	64,713	51.8	65,961	50.9
Severance and other charges	602	0.5	1,721	1.3

Operating income	7,947	6.4	8,145	6.3
Other, net	(121)	(0.1)	21	0.0

Income from continuing operations before income tax expense	7,826	6.3	8,166	6.3
Income tax expense	3,302	2.6	3,440	2.7

Income from continuing operations	4,524	3.6	4,726	3.6
Loss from discontinued operations	(155)	(0.1)	(156)	(0.1)

Net income	$4,369	3.5	$4,570	3.5

Net Sales and Gross Profit
     Net sales for the three-month period ended March 31, 2008 decreased 3.6 percent to $125.0 million, from $129.7 million in the same period of 2007.
     The following table presents the Company’s net sales results for its Maintenance, Repair and Operations distribution (MRO) and Original Equipment Manufacturer (OEM) businesses for the first quarter of 2008 and 2007:

(Dollars in millions)	2008	2007
MRO	$104.5	$106.3
OEM	20.5	23.4

	$125.0	$129.7

     MRO net sales decreased $1.8 million or 1.7 percent in the first quarter of 2008, to $104.5 million from $106.3 million in the prior year period. MRO net sales declined primarily as a result of lower sales in metal working products and chemicals. Order fulfillment problems encountered at the Company’s Reno, Nevada distribution center into the end of 2007 and early in 2008 resulted in customer defections. Order fulfillment rates returned to historical levels at the Reno facility at the end of the first quarter 2008, and the Company has implemented a targeted campaign to win-back lost customers.
     OEM net sales decreased $2.9 million in the first quarter of 2008, to $20.5 million from $23.4 million in the prior year period. The sales decline was primarily attributable to customers that were lost in 2007. There were no OEM customers lost in the first quarter of 2008.
     Gross profit margins for the first quarter 2008 of 58.6 percent were slightly higher compared to 58.5 percent gross profit margins in the first quarter of 2007.

Operating Expenses and Operating Income
Selling, General and Administrative Expenses (“SG&A”)
     SG&A expenses were $64.7 million and 51.8 percent of sales for the first quarter of 2008 compared to $66.0 million and 50.9 percent of sales in the prior year period. The $1.3 million reduction in first quarter SG&A expenses primarily reflects lower variable selling costs associated with lower sales in the current quarter. In addition, compensation costs were reduced by $1.2 million in the first quarter of 2008 compared to $0.2 million of expense in the prior year quarter, in conjunction with the Company’s long-term performance based incentive plans and stock performance rights. The first quarter 2008 compensation cost reductions reflected the Company’s lower financial performance and stock price.
     The Company incurred legal expenses of $0.8 million in the first quarter of 2008 and $1.1 million in the prior year quarter in conjunction with the ongoing investigation by the U.S. Attorney’s Office for the Northern District of Illinois related to whether Company sales representatives provided improper gifts or awards to purchasing agents (including government purchasing agents) through the Company’s customer loyalty programs. This investigation is ongoing and the Company expects to incur legal costs throughout the remainder of 2008 related to this matter. See Note J to the Condensed Consolidated Financial Statements for additional information.
Severance and Other Charges
     In the first quarter of 2008, the Company recorded $0.6 million of severance costs associated with the departure of two executives. In the first quarter of 2007, the Company recorded $1.7 million of severance and other charges, including $1.4 million of compensation expense related to the retirement of its former President and Chief Operating Officer.
Operating Income
     Operating income for the three-month period ended March 31, 2008 declined to $7.9 million, from $8.1 million in the same period of 2007. This $0.2 million decrease in operating income is principally due to lower gross profit of $2.6 million, offset by $2.4 million of lower operating expenses. The factors affecting these items are discussed above.
Income Tax Expense
     The effective tax rates for the quarters ended March 31, 2008 and 2007 were comparable at 42.2% and 42.1%, respectively.
Income from Continuing Operations
     Income from continuing operations for the first quarter of 2008 decreased 4.3%, to $4.5 million compared to $4.7 million in the comparable period of 2007. This $0.2 million decrease in operating income is principally due to lower gross profit of $2.6 million, offset by $2.4 million of lower operating expenses.
Loss from Discontinued Operations
     Loss from discontinued operations of $0.2 million for the first quarter of 2008 and 2007 reflects the impact of operating losses and costs associated with the closure of the Company’s Mexico operations.

Liquidity and Capital Resources
     Net cash used for operations was $0.7 million in the first quarter of 2008 and $9.2 million for the first quarter of 2007. The $8.5 million reduction in cash used for operations as compared to the prior period is primarily due to improvements in working capital utilization.
     Net cash used for investing activities decreased $2.3 million for the three-month period ended March 31, 2008 compared to the prior year period reflecting lower capital expenditures in the first quarter of 2008. Capital expenditures in 2008 of $1.2 million were principally related to improvement of existing facilities and the purchase of related equipment. For the 2007 period, capital expenditures of $3.5 million were principally related to the Reno, Nevada facility expansion, which was completed in 2007.
     Net cash provided by financing activities in the first quarter of 2008 was $2.8 million compared to $9.2 million the first quarter of 2007, reflecting borrowings and payments on the Company’s revolving line of credit.
     Working capital, including cash and cash equivalents, at March 31, 2008 was $102.1 million as compared to $99.1 million at December 31, 2007. At March 31, 2008 and December 31, 2007, the current ratio was 2.5 to 1 and 2.4 to 1, respectively.
     The Company announced a cash dividend of $.20 per common share in the first quarter of 2008, equal to the cash dividend of $.20 per share announced in the first quarter of 2007.
     Cash from operations and a $75 million unsecured revolving line of credit have been sufficient to fund operating requirements, cash dividends and capital expenditures. The Company had $15.5 million outstanding as of March 31, 2008 under its revolving line of credit. Cash from operations and the revolving line of credit are also expected to finance the Company’s future operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There have been no material changes in market risk at March 31, 2008 from that reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
ITEM 4. CONTROLS AND PROCEDURES
     The Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding financial disclosures. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2008 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
ITEMS 2, 3, 4 and 5 of Part II are inapplicable and have been omitted from this report.
ITEM 1. LEGAL PROCEEDINGS
     In December 2005, the FBI executed a search warrant for records at the Company’s offices and informed the Company that it was conducting an investigation as to whether any of the Company’s representatives improperly provided gifts or awards to purchasing agents (including government purchasing agents) through the Company’s customer loyalty programs. The U.S. Attorney’s Office for the Northern District of Illinois subsequently issued a subpoena for documents in connection with this investigation. In April 2007, thirteen people, including seven former sales agents of the Company, were indicted on federal criminal charges, including mail fraud, in connection with the U.S. Attorney’s investigation. These indictments allege that, under the Company’s customer loyalty programs, sales agents would provide cash gift certificates to individuals purchasing Company merchandise on behalf of their employers as a way to increase their commissions and prices paid by customers. All of the cases involve commissioned sales agents of the Company. All seven of the indicted former sales agents have entered guilty pleas to federal criminal charges. Although the Company was not charged in connection with these indictments, the U.S. Attorney has announced that its investigation is continuing.
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
     In December 2005, the FBI executed a search warrant for records at the Company’s offices and informed the Company that it was conducting an investigation as to whether any of the Company’s representatives improperly provided gifts or awards to purchasing agents (including government purchasing agents) through the Company’s customer loyalty programs. The U.S. Attorney’s Office for the Northern District of Illinois subsequently issued a subpoena for documents in connection with this investigation. In April 2007, thirteen people, including seven former sales agents of the Company, were indicted on federal criminal charges, including mail fraud, in connection with the U.S. Attorney’s investigation. These indictments allege that, under the Company’s customer loyalty programs, sales agents would provide cash gift certificates to individuals purchasing Company merchandise on behalf of their employers as a way to increase their commissions and prices paid by customers. All of the cases involve commissioned sales agents of the Company. All seven of the indicted former sales agents have entered guilty pleas to federal criminal charges. Although the Company was not charged in connection with these indictments, the U.S. Attorney has announced that its investigation is continuing.

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

LAWSON PRODUCTS, INC. (Registrant)
Dated April 30, 2008	/s/ Thomas J. Neri
Thomas J. Neri
Chief Executive Officer

Dated April 30, 2008	/s/ Scott F. Stephens
Scott F. Stephens
Chief Financial Officer