Form 10-Q
period 2008-06-30
LAWSON PRODUCTS INC/NEW/DE/
filed 2008-08-11
CIK 703604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report under Section 13 OR 15(d) of the Securities Exchange Act of 1934
For quarterly period ended June 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the registrant’s common stock, $1 par value, as of August 11, 2008 was 8,522,001.

“Safe Harbor” Statement under the Securities Litigation Reform Act of 1995: This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms “may,” “should,” “could,” “anticipate,” “believe,” “continues,” “estimate,” “expect,” “intend,” “objective,” “plan,” “potential,” “project” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions or beliefs and are subject to a number of factors, assumptions and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include the market reaction to the signing of a Deferred Prosecution Agreement with U.S. Attorney’s Office for the Northern District of Illinois and any subsequent breach of the terms and conditions of such agreement; excess and obsolete inventory; disruptions of the Company’s information systems; risks of rescheduled or cancelled orders; increases in commodity prices; the influence of controlling stockholders; competition and competitive pricing pressures; the effect of general economic conditions and market conditions in the markets and industries the Company serves; the risks of war, terrorism, and similar hostilities; and, all of the factors discussed in the Company’s “Risk Factors” set forth in its Annual Report on Form 10-K for the year ended December 31, 2007.
     The Company undertakes no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events or otherwise.

PART I-FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Lawson Products, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30,	December 31,
(Amounts in thousands, except share and per share data)	2008	2007
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$5,070	$1,671
Accounts receivable, less allowance for doubtful accounts	55,998	58,882
Inventories	95,906	96,785
Miscellaneous receivables and prepaid expenses	10,821	10,303
Deferred income taxes	2,984	3,226
Discontinued current assets	394	1,064

Total current assets	171,173	171,931

Property, plant and equipment, less accumulated depreciation and amortization	50,467	53,031
Deferred income taxes	20,380	21,344
Goodwill	27,999	27,999
Other assets	25,233	25,558

Total assets	$295,252	$299,863

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,715	$16,266
Revolving line of credit	13,500	11,000
Settlement payable — current (Note J)	10,000	—
Accrued expenses and other liabilities	39,708	45,254
Discontinued current liabilities	120	322

Total current liabilities	79,043	72,842

Accrued liability under security bonus plans	25,900	25,491
Settlement payable — noncurrent (Note J)	20,000	—
Other	24,752	27,169

	70,652	52,660

Stockholders’ equity:
Preferred stock, $1 par value:
Authorized - 500,000 shares, Issued and outstanding — None	—	—
Common stock, $1 par value:
Authorized - 35,000,000 shares, Issued and outstanding - 8,522,001 shares in 2008 and 2007	8,522	8,522
Capital in excess of par value	4,774	4,774
Retained earnings	131,914	160,606
Accumulated other comprehensive income	347	459

Total stockholders’ equity	145,557	174,361

Total liabilities and stockholders’ equity	$295,252	$299,863

     See notes to condensed consolidated financial statements.

Lawson Products, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2008	2007	2008	2007
Net sales	$126,310	$129,178	$251,314	$258,847
Cost of goods sold	53,704	52,481	105,446	106,323

Gross profit	72,606	76,697	145,868	152,524

Operating expenses:
Selling, general and administrative expenses	65,411	68,588	129,373	133,463
Settlement and related costs (Note J)	30,417	2,689	31,168	3,775
Severance and other charges	5,913	5,642	6,515	7,363

Operating (loss) income	(29,135)	(222)	(21,188)	7,923

Investment and other income	165	293	273	395
Interest expense	(214)	(286)	(443)	(367)

(Loss) income from continuing operations before income taxes	(29,184)	(215)	(21,358)	7,951

Provision (benefit) for income taxes	51	(195)	3,353	3,245

(Loss) income from continuing operations	(29,235)	(20)	(24,711)	4,706

Loss from discontinued operations, net of income taxes	(418)	(329)	(573)	(485)

Net (loss) income	$(29,653)	$(349)	$(25,284)	$4,221

Basic (loss) income per share of common stock:
Continuing operations	$(3.43)	$(0.00)	$(2.90)	$0.55
Discontinued operations	(0.05)	(0.04)	(0.07)	(0.06)

	$(3.48)	$(0.04)	$(2.97)	$0.50

Diluted (loss) income per share of common stock:
Continuing operations	$(3.43)	$(0.00)	$(2.90)	$0.55
Discontinued operations	(0.05)	(0.04)	(0.07)	(0.06)

	$(3.48)	$(0.04)	$(2.97)	$0.50

Cash dividends declared per share of common stock	$0.20	$0.20	$0.40	$0.40

Weighted average shares outstanding:
Basic	8,522	8,522	8,522	8,521

Diluted	8,522	8,522	8,522	8,523

     See notes to condensed consolidated financial statements.

Lawson Products, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the
	Six Months Ended
	June 30,
(Amounts in thousands)	2008	2007
Operating activities:
Net (loss) income	$(25,284)	$4,221
Adjustments to reconcile net (loss) income to net cash provided by (used for) operating activities:

Depreciation and amortization	4,353	3,890
Provision for settlement	30,000	—
Changes in operating assets and liabilities	(2,154)	(12,705)
Other	(1,529)	988

Net cash provided by (used for) operating activities	5,386	(3,606)

Investing activities:
Additions to property, plant and equipment	(1,664)	(10,440)

Net cash used for investing activities	(1,664)	(10,440)

Financing activities:
Proceeds from revolving line of credit, net of payments	2,500	16,000
Dividends paid	(3,409)	(3,409)
Other	—	27

Net cash (used for) provided by financing activities	(909)	12,618

Increase (decrease) in cash and cash equivalents	2,813	(1,428)

Cash and cash equivalents at beginning of period	2,473	4,320

Cash and cash equivalents at end of period	5,286	2,892

Cash held by discontinued operations	(216)	(1,031)

Cash and cash equivalents held by continuing operations at end of period	$5,070	$1,861

     See notes to condensed consolidated financial statements.

Lawson Products, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands, except per share data)
Note A — Basis of Presentation and Summary of Significant Accounting Policies
     The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all disclosures required by generally accepted accounting principles. Reference should be made to Lawson Products, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2007. The Condensed Consolidated Balance Sheet as of June 30, 2008, the Condensed Consolidated Statements of Operations for the three-month and six-month periods ended June 30, 2008 and 2007 and the Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2008 and 2007 are unaudited. In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) have been made, which are necessary to present fairly the results of operations for the interim periods. Operating results for the three and six-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
     There have been no material changes in our significant accounting policies during the six months ended June 30, 2008 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
     Certain severance and settlement costs have been reclassified from selling, general and administrative expenses to separate line items within the Condensed Consolidated Statements of Operations.
Note B — Comprehensive Income (Loss)
     Comprehensive loss was $29,574 for the second quarter of 2008 compared to comprehensive income of $48 for the second quarter of 2007. Comprehensive income (loss) was positively impacted by foreign currency translation adjustments of $79 and $397 for the three-month periods ended June 30, 2008 and 2007, respectively.
     For the six-month period ended June 30, 2008, comprehensive loss was $25,396, and for the six-month period ended June 30, 2007, comprehensive income was $4,677. Comprehensive income (loss) was negatively impacted by foreign currency translation adjustments of $112 for the six-month period ended June 30, 2008 and positively impacted by foreign currency translation adjustments of $456 for the six-month period ended June 30, 2007.
     Accumulated other comprehensive income consists only of foreign currency translation adjustments, net of related income tax.
Note C — Earnings Per Share
     The calculation of dilutive weighted average shares outstanding for the three and six months ended June 30, 2008 and 2007 are as follows (in thousands):

	Three months ended June 30
	2008	2007
Basic weighted average shares outstanding	8,522	8,522
Dilutive impact of options outstanding	—	—

Dilutive weighted average shares outstanding	8,522	8,522

	Six months ended June 30
	2008	2007
Basic weighted average shares outstanding	8,522	8,521
Dilutive impact of options outstanding	—	2

Dilutive weighted average shares outstanding	8,522	8,523

     For the three months ended June 30, 2008 and 2007 and the six months ended June 30, 2008, stock options were excluded from the computation of diluted earnings per share since inclusion of those options would have been anti-dilutive.
Note D — Revolving Line of Credit
     The revolving line of credit has a maximum borrowing capacity of $75 million and a maturity date of March 27, 2009. The revolving line of credit carries a floating interest rate of prime minus 1.5% or LIBOR plus 0.75%, at the Company’s option. At June 30, 2008, the effective rate was 3.1%. Interest is payable quarterly on prime rate borrowings and at contract expirations for LIBOR borrowings. The Company had $13.5 million of borrowings under the line of credit at June 30, 2008.
     The line of credit contains certain financial covenants regarding interest coverage, minimum stockholders’ equity and working capital. As of June 30, 2008, the Company received a waiver with respect to certain covenants related to EBITDA ratios as defined in the revolving credit agreement. This waiver was necessitated by the $30,000 provision made in connection with the settlement of the investigation by the U.S. Attorney’s Office (see Note J). The Company has entered into an amendment to its revolving credit agreement in the third quarter of 2008 modifying certain covenant calculations for the $30,000 provision.
Note E — Severance and Other Charges
     For the three months ended June 30, 2008, severance and other charges of $5,913 includes charges of $2,313 of severance and $3,600 related to liabilities for unclaimed property relating primarily to years prior to 2003. For the six months ended June 30, 2008, severance and other charges were $6,515, consisting of $2,915 of severance and $3,600 for liabilities for unclaimed property.
     The table below shows the changes in the Company’s reserves for severance and related payments, included in accrued expenses and other liabilities on the balance sheet as of June 30, 2008 and 2007:

	2008	2007
Balance at beginning of year	$7,058	$962
Charged to earnings	2,915	7,363
Cash paid	(2,804)	(2,906)
Adjustment to reserves	(42)	(120)

Balance at June 30	$7,127	$5,299

Note F — Intangible Assets
     Intangible assets subject to amortization, included within other assets, were as follows (in thousands):

	June 30, 2008
			Net
	Gross	Accumulated	Carrying
	Balance	Amortization	Amount
Trademarks and tradenames	$1,400	$762	$638
Non-compete covenant	1,000	500	500

	$2,400	$1,262	$1,138

	December 31, 2007
			Net
	Gross	Accumulated	Carrying
	Balance	Amortization	Amount
Trademarks and tradenames	$1,400	$737	$663
Non-compete covenant	1,000	400	600

	$2,400	$1,137	$1,263

     Trademarks and tradenames are being amortized over 20 years. The non-compete covenant associated with the 2005 acquisition of Rutland is being amortized over 5 years. Amortization expense, all of which is included in the MRO distribution segment, for these intangible assets is expected to be $250 per year for each of the next two and one-half years and $50 per year thereafter until the trademarks and tradenames are fully amortized.
Note G — Stock-Based Compensation
     The Stock Performance Plan (the “Plan”) provides for the issuance of incentive compensation to non-employee directors, officers and key employees in the form of stock performance rights (“SPRs”).
Stock Performance Rights
     SPRs vest at 20 percent or 33 percent per year and entitle the recipient to receive a cash payment equal to the excess of the market value of the Company’s common stock over the SPR exercise price when the SPRs are surrendered. The Company estimates the fair value of SPRs using the Black-Scholes valuation model each quarter. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. The weighted-average estimated fair value of SPRs outstanding at June 30, 2008 was $5.63 per SPR with the following assumptions:

June 30, 2008
Expected volatility	39.73% to 52.09%
Risk-free interest rate	2.42% to 3.46%
Expected term (in years)	1.2 to 5.9
Expected dividend yield	3.23%
     Compensation expense of $0.1 million and $0.5 million was recorded for outstanding SPRs in selling, general and administrative expenses in the second quarters of 2008 and 2007, respectively. Compensation income of $1.1 million and $0.2 million was recorded for outstanding SPRs in the first six months of 2008 and 2007, respectively.
     The following is a summary of the activity in the Company’s SPRs during the three and six month periods ended June 30, 2008:

	Average SPR
	Exercise Price	# of SPRs
Outstanding December 31, 2007 (1)	$34.17	209,250

Granted	25.43	86,500
Exercised	27.08	(28,000)

Outstanding March 31, 2008 (2)	$32.09	267,750

Granted	26.33	65,000
Forfeited	25.53	(24,100)

Outstanding June 30, 2008 (3)	$31.39	308,650

(1)	Includes 132,117 SPRs vested at December 31, 2007 at a weighted average exercise price of $31.26 per SPR.

(2)	Includes 104,117 SPRs vested at March 31, 2008 at a weighted average exercise price of $32.38 per SPR.

(3)	Includes 137,517 SPRs vested at June 30, 2008 at a weighted average exercise price of $34.52 per SPR.

     The aggregate intrinsic value of SPRs outstanding as of June 30, 2008 is $(0.9) million.
     As of June 30, 2008, there was $0.8 million of unrecognized compensation cost related to non-vested SPRs, which will be recognized over a weighted average period of 1.8 years.
     Stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the second quarter of fiscal 2008 and 2007 has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.
Stock Options
     There were no stock options granted, exercised or cancelled in the first six months of 2008. As of June 30, 2008, the Company had 5,000 outstanding stock options at a weighted average exercise price of $23.11 with the following characteristics:

Exercise price	$23.56	$22.44

Options outstanding:	3,000	2,000
Weighted average exercise price	$23.56	$22.44
Weighted average remaining life (in years)	1.9	1.1
Options exercisable:	3,000	2,000
Weighted average exercise price	$23.56	$22.44
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
     The following table presents summary financial information for the Company’s reportable segments:

	Three Months Ended
	June 30
	2008	2007
Net sales
MRO	$104,781	$108,875
OEM	21,529	20,303

Consolidated total	$126,310	$129,178

Operating loss
MRO	$(29,466)	$(1,075)
OEM	331	853

Consolidated total	$(29,135)	$(222)

     The reconciliation of operating loss from reportable segment profit for continuing operations to consolidated loss before income taxes consisted of the following:

	Three Months Ended
	June 30
	2008	2007
Total operating loss from reportable segments	$(29,135)	$(222)
Investment and other income	165	293
Interest expense	(214)	(286)

Loss from continuing operations before income taxes	$(29,184)	$(215)

	Six Months Ended
	June 30
	2008	2007
Net sales
MRO	$209,319	$215,161
OEM	41,995	43,686

Consolidated total	$251,314	$258,847

Operating (loss) income
MRO	$(21,972)	$5,198
OEM	784	2,725

Consolidated total	$(21,188)	$7,923

The reconciliation of operating loss from reportable segment to consolidated loss segment profit for continuing operations to consolidated (loss) income before income taxes consisted of the following:

	Six Months Ended
	June 30
	2008	2007
Total operating (loss) income from reportable segments	$(21,188)	$7,923
Investment and other income	273	395
Interest expense	(443)	(367)

(Loss) income from continuing operations before income taxes	$(21,358)	$7,951

     Asset information for continuing operations related to the Company’s reportable segments consisted of the following:

	June 30,	December 31,
	2008	2007
Total assets
MRO	$218,597	$221,274
OEM	52,897	52,955

Total for reportable segments	271,494	274,229
Corporate	23,364	24,570

Consolidated total	$294,858	$298,799

     At June 30, 2008 and December 31, 2007, the carrying value of goodwill within each reportable segment was as follows (in thousands):

MRO	$25,748
OEM	2,251

Consolidated total	$27,999

Note I — Income Tax Expense
     For the three months ended June 30, 2008, income tax expense was $51, based on a pre-tax loss from continuing operations of $29,184. For the six months ended June 30, 2008, income tax expense was $3,353, based on a pre-tax loss from continuing operations of $21,358. The Company did not record a tax benefit in the quarter ended June 30, 2008 related to approximately $29,200 of the $30,000 provision in connection with the settlement of the investigation by the U.S. Attorney’s Office for the Northern District of Illinois since the amount is not deductible for tax purposes, resulting in a tax rate that is not meaningful in each of the periods (See Note J).
     At June 30, 2008, the Company had $923 in unrecognized tax benefits, the recognition of which would have a favorable effect on the effective tax rate. Due to the uncertainty of both timing and resolution of income tax examinations, the Company is unable to determine whether any amounts included in the June 30, 2008 balance of unrecognized tax benefits represent tax positions that could significantly change during the next twelve months.
     The Company’s continuing practice is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. The Company had $1,474 accrued for interest and penalties at June 2008.
     The Company and its subsidiaries are subject to U.S Federal income tax as well as income tax of multiple state and international jurisdictions. As of June 30, 2008, the Company is subject to U.S. Federal income tax examinations for the years 2000 through 2006 and to non-U.S. income tax examinations for the tax years of 2000 through 2006. In addition, the Company is subject to state and local income tax examinations for the tax years 2000 through 2006.
Note J — Legal Proceedings
     In December 2005, the FBI executed a search warrant for records at the Company’s offices and informed the Company that it was conducting an investigation as to whether any of the Company’s representatives improperly provided gifts or awards to purchasing agents (including government purchasing agents) through the Company’s customer loyalty programs (the “investigation”). The U.S. Attorney’s Office for the Northern District of Illinois (the “U.S. Attorney’s Office”) subsequently issued a subpoena for documents in connection with the investigation.
     In April 2007, thirteen people, including seven former sales agents of the Company, were indicted on federal criminal charges, including mail fraud, in connection with the investigation. These indictments alleged that, under the Company’s customer loyalty programs, sales agents would provide cash gift certificates to individuals purchasing Company merchandise on behalf of their employers as a way to increase their commissions and prices paid by customers. All of the cases involved commissioned sales agents of the Company. All seven of the indicted former sales agents have entered guilty pleas to federal criminal charges.

     On August 11, 2008, in connection with the investigation, the Company entered into a Deferred Prosecution Agreement (the “DPA”) with the U.S. Attorney’s Office. Under the terms of the DPA, the U.S. Attorney’s Office will file a one-count criminal Information charging the Company with mail fraud in the U.S. District Court for the Northern District of Illinois, but will defer prosecution of such charge for three years. If the Company abides by the terms and conditions of the DPA, the U.S. Attorney’s Office will seek dismissal with prejudice of the Information within 30 days of the expiration of the three-year period.
     Pursuant to the DPA, the Company has agreed to a $30,000 penalty which includes $806 of restitution, and has recorded a charge of $30,000 in the second quarter of 2008. The penalty is payable in three equal installments. The first $10,000 payment was made on the date the DPA was signed. The second $10,000 payment will be paid within the first twelve months of the signing of the DPA, and the final $10,000 payment will be paid within twenty-four months of the signing of the DPA. If a controlling interest in the Company is sold, any unpaid amounts shall be accelerated and due at the closing of the sale.
     In addition, the Company has also agreed to make restitution payments to those customers that employed individuals who received over $10 in payments through the Winners Choice incentive program, or that employed individuals who have been or later are convicted of mail fraud as a result of Winners Choice payments, or that purchased Company merchandise from sales agents who have been or later are convicted of mail fraud for providing checks to the customer’s employees. Restitution payments made to these customers will reduce the amount of the Company’s first installment payment in an equal amount.
     In conjunction with the Company’s internal investigation, several customer loyalty programs were terminated because the Company believes that these programs provided or had the potential of providing promotional considerations, such as gifts and awards, to purchasing agents that the Company has deemed inappropriate. The Company has modified another customer loyalty program to limit the amount and nature of customer gifts distributed under the program. In addition, twenty-three independent agents have been terminated, a number have resigned and the Company has terminated four employees. The Company has also implemented a compliance and ethics program to prevent future abuses. Under the terms of the DPA, the Company agreed to continue to implement its compliance and ethics program.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Lawson Products, Inc.
     We have reviewed the condensed consolidated balance sheet of Lawson Products, Inc. and subsidiaries as of June 30, 2008 and the related condensed consolidated statements of operations for the three and six month periods ended June 30, 2008 and 2007 and the related condensed consolidated statements of cash flows for the six month periods ended June 30, 2008 and 2007. These financial statements are the responsibility of the Company’s management.
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
ERNST & YOUNG LLP
Chicago, Illinois
August 11, 2008

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Quarter ended June 30, 2008 compared to Quarter ended June 30, 2007
     The following table presents a summary of the Company’s financial performance for the second quarters of 2008 and 2007:

		% of		% of
(Dollars in thousands)	2008	Net Sales	2007	Net Sales
Net sales	$126,310	100.0	$129,178	100.0
Cost of goods sold	53,704	42.5	52,481	40.6

Gross profit	72,606	57.5	76,697	59.4
Operating expenses:
Selling, general and administrative expenses	65,411	51.8	68,588	53.1
Settlement and related costs	30,417	24.1	2,689	2.1
Severance and other charges	5,913	4.7	5,642	4.4

Operating loss	(29,135)	(23.1)	(222)	(0.2)
Other, net	(49)	(0.0)	7	0.0

Loss from continuing operations before income tax expense	(29,184)	(23.1)	(215)	(0.2)
Income tax expense (benefit)	51	0.0	(195)	(0.2)

Loss from continuing operations	(29,235)	(23.1)	(20)	(0.0)
Loss from discontinued operations	(418)	(0.3)	(329)	(0.3)

Net loss	$(29,653)	(23.5)	$(349)	(0.3)

Net Sales and Gross Profit
     Net sales for the three-month period ended June 30, 2008 decreased 2.2 percent to $126.3 million, from $129.2 million in the same period of 2007.
     The following table presents the Company’s net sales results for its Maintenance, Repair and Operations distribution (MRO) and Original Equipment Manufacturer (OEM) businesses for the second quarter of 2008 and 2007:

(Dollars in millions)	2008	2007
MRO	$104.8	$108.9
OEM	21.5	20.3

	$126.3	$129.2

     MRO net sales decreased $4.1 million or 3.8 percent in the second quarter of 2008, to $104.8 million from $108.9 million in the prior year period. MRO net sales declined primarily as a result of lower sales in metal working products and chemicals. These categories were negatively impacted by a net reduction of 80 sales agents from June 30, 2007 to June 30, 2008.
     OEM net sales increased $1.2 million in the second quarter of 2008, to $21.5 million from $20.3 million in the prior year period. The sales increase experienced during the second quarter was primarily attributable to winning additional business from current OEM customers which is one of the Company’s 2008 goals.
     Gross profit margins for the second quarter 2008 were 57.5 percent, 1.9 percent lower than the 59.4 percent achieved in the second quarter of 2007. The decline in gross profit margin is primarily attributable to a change in sales mix and increased product and commodity costs. The Company announced price increases, effective July 1, 2008, to partially recover these cost increases.

Operating Expenses and Operating Income
Selling, General and Administrative Expenses (“SG&A”)
     SG&A expenses were $65.4 million and 51.8 percent of net sales and $68.6 million and 53.1 percent of net sales for the quarters ended June 30, 2008 and 2007, respectively. The $3.2 million reduction in second quarter 2008 SG&A expenses reflects lower sales commission and employee compensation costs, offset partially by higher supplies and consulting fees.
Settlement and Related Costs
     During the second quarter of 2008, the Company recorded a $30.0 million provision for penalties in connection with the settlement of the investigation by the U.S. Attorney’s Office for the Northern District of Illinois. In addition, the Company had expenses of $0.4 million and $2.7 million in costs related to the investigation in 2008 and 2007, respectively. See Note J to the Condensed Consolidated Financial Statements for further information.
Severance and Other Charges
     In the second quarter of 2008, the Company recorded $5.9 million of severance and other charges. Of this amount, $2.3 million related to severance costs associated with the departure of five executives and operational efficiency improvement initiatives implemented in 2008 and $3.6 million related to unclaimed property liabilities relating primarily to years prior to 2003. In the second quarter of 2007, the Company recorded $5.6 million of severance.
Operating Loss
     Operating loss for the three-month period ended June 30, 2008 increased to $29.1 million, from a loss of $0.2 million in the same period of 2007. This $28.9 million increase in operating loss is principally due to the $30.0 million provision to settle the investigation (see Note J) and $4.1 million of lower gross profit, offset partially by $3.2 million of lower selling, general and administrative expenses. The factors affecting these items are discussed above.
Income Tax Expense
          For the three months ended June 30, 2008, the Company recorded $0.1 million of income tax expense, based on a pre-tax loss from continuing operations of $29.2 million. $29.2 million of the $30.0 million provision recorded during the period in connection with the settlement with the U.S. Attorney’s Office for the Northern District of Illinois is not deductible for tax purposes, resulting in an effective tax rate that is not meaningful. For the three months ended June 30, 2007, there was a tax benefit of $0.2 million, based on a pre-tax loss of $0.2 million, resulting in an effective tax rate of 91.1%.
Loss from Discontinued Operations
     Loss from discontinued operations of $0.4 million for the second quarter of 2008 as well as the $0.3 million loss for the second quarter of 2007 reflects the impact of operating losses and costs associated with the closure of the Company’s Mexico operations and the liquidation of the Company’s UK operations.

Six Months ended June 30, 2008 compared to Six Months ended June 30, 2007
     The following table presents a summary of the Company’s financial performance for the six months ended June 30, 2008 and 2007:

		% of		% of
(Dollars in thousands)	2008	Net Sales	2007	Net Sales
Net sales	$251,314	100.0	$258,847	100.0
Cost of goods sold	105,446	42.0	106,323	41.1

Gross profit	145,868	58.0	152,524	58.9
Operating expenses:
Selling, general and administrative expenses	129,373	51.5	133,463	51.6
Settlement and related costs	31,168	12.4	3,775	1.5
Severance and other charges	6,515	2.6	7,363	2.8

Operating (loss) income	(21,188)	(8.4)	7,923	3.1
Other, net	(170)	(0.1)	28	0.0

(Loss) income from continuing operations before income tax expense	(21,358)	(8.5)	7,951	3.1
Income tax expense	3,353	1.3	3,245	1.3

(Loss) income from continuing operations	(24,711)	(9.8)	4,706	1.8
Loss from discontinued operations	(573)	(0.2)	(485)	(0.2)

Net (loss) income	$(25,284)	(10.0)	$4,221	1.6

Net Sales and Gross Profit
     Net sales for the six-month period ended June 30, 2008 decreased 2.9 percent to $251.3 million, from $258.8 million in the same period of 2007.
     The following table presents the Company’s net sales results for its Maintenance, Repair and Operations distribution (MRO) and Original Equipment Manufacturer (OEM) businesses for the first six months of 2008 and 2007:

(Dollars in millions)	2008	2007
MRO	$209.3	$215.1
OEM	42.0	43.7

	$251.3	$258.8

     MRO net sales decreased $5.8 million or 2.7 percent in the first six months of 2008, to $209.3 million from $215.1 million in the prior year period. MRO net sales declined primarily as a result of lower sales in metal working products and chemicals. These categories were negatively impacted by a net reduction of 80 sales agents from June 30, 2007 to June 30, 2008.
     OEM net sales decreased $1.7 million in the first six months of 2008, to $42.0 million from $43.7 million in the prior year period. The sales decline was primarily attributable to lower first quarter sales of $2.9 million resulting from customers that were lost in 2007. This was partially offset by a $1.2 million increase in second quarter sales which is primarily attributable to additional business from current OEM customers which is one of the Company’s 2008 goals.
     Gross profit margins for the first six months of 2008 were 58.0 percent down 0.9 percent from 58.9 percent in the first six months of 2007. The decline in gross profit margin is primarily attributable to a second quarter change in sales mix and increased product and commodity costs. The Company announced price increases, effective July 1, 2008, to partially recover these cost increases.

Operating Expenses and Operating Income
Selling, General and Administrative Expenses (“SG&A”)
     SG&A expenses were $129.4 million and 51.5 percent of net sales and $133.5 million and 51.6 percent of net sales for the six-months ended June 30, 2008 and 2007, respectively. The $4.1 million reduction in SG&A expenses reflects lower sales commission and employee compensation costs, offset partially by higher supplies and consulting fees.
Settlement and Related Costs
     The Company incurred penalties and related costs of $31.2 million in the first six-months of 2008 and investigation costs of $3.8 million in the first six-months of 2007 in conjunction with the investigation by the U.S. Attorney’s Office for the Northern District of Illinois related to whether Company sales representatives provided improper gifts or awards to purchasing agents (including government purchasing agents) through the Company’s customer loyalty programs. See Note J in the Condensed Consolidated Financial Statements for further information.
Severance and Other Charges
     In the first six-months of 2008, the Company recorded $6.5 million of severance and other charges. Of this amount, $2.9 million related to severance costs associated with the departure of seven executives and operational efficiency improvement initiatives implemented in 2008 and $3.6 million related to unclaimed property liabilities relating primarily to years prior to 2003. In the first six-months of 2007, the Company recorded $7.4 million of severance and other charges.
Operating Income (Loss)
     Operating loss for the six-month period ended June 30, 2008 was $21.2 million compared to operating income of $7.9 million in the same period of 2007. This $29.1 million change is principally due to the $30 million provision to settle the investigation (see Note J) and $6.7 million of lower gross profit, offset partially by $4.1 million of lower selling, general and administrative expenses as well as $0.8 million of lower severance and other charges. The factors affecting these items are discussed above.
Income Tax Expense
          For the six months ended June 30, 2008, the Company recorded $3.4 million of income tax expense, based on a pre-tax loss from continuing operations of $21.4 million. $29.2 million of the $30.0 million provision recorded during the period in connection with the settlement with the U.S. Attorney’s Office for the Northern District of Illinois is not deductible for tax purposes, resulting in a tax rate that is not meaningful. For the six months ended June 30, 2007, the effective tax rate was 40.8%.
Loss from Discontinued Operations
     Loss from discontinued operations of $0.6 million for the first six-months of 2008 as well as the $0.5 million loss for the first six-months of 2007 reflects the impact of operating losses and costs associated with the closure of the Company’s Mexico operations and the liquidation of the Company’s UK operations.
Liquidity and Capital Resources
     Net cash provided by operations was $5.4 million for the first six months of 2008. Net cash used for operations was $3.6 million in the first six months of 2007. The $9.0 million increase in cash provided by operations as compared to the prior period is primarily due improvements in working capital utilization.
     Net cash used for investing activities decreased $8.8 million for the six-month period ended June 30, 2008 compared to the prior year period reflecting lower capital expenditures in the first half of 2008. Capital expenditures in 2008 of $1.7 million were principally related to improvement of existing facilities and the purchase of related equipment. For the 2007 period, capital expenditures of $10.4 million were principally related to the Reno, Nevada facility expansion, which was completed in 2007.
     Net cash used in financing activities in the first six months of 2008 was $0.9 million compared to net cash provided by operating activities of $12.6 million in the first six months of 2007, reflecting borrowings and payments on the Company’s revolving line of credit.
     Working capital, including cash and cash equivalents, at June 30, 2008, was $92.1 million as compared to $99.1 million at December 31, 2007. The decrease in working capital is primarily attributable to the

$10.0 million current liability relating to settlement of the investigation by the U.S. Attorney’s Office for the Northern District of Illinois related to whether Company sales representatives provided improper gifts or awards to purchasing agents (including government purchasing agents) through the Company’s customer loyalty programs. See Note J to the Condensed Consolidated Financial Statements for further information.
     The Company announced a cash dividend of $.20 per common share in the second quarter of 2008, equal to the cash dividend of $.20 per share announced in the second quarter of 2007.
     Cash from operations and a $75.0 million unsecured revolving line of credit have been sufficient to fund operating requirements, cash dividends and capital expenditures. The Company had $13.5 million outstanding as of June 30, 2008 under its revolving line of credit. As of June 30, 2008, the Company received a waiver with respect to certain covenants related to EBITDA ratios as defined in the revolving credit agreement. This waiver was necessitated by the $30.0 million provision made in connection with the settlement of the investigation by the U.S. Attorney’s Office. The Company has entered into an amendment to its revolving credit agreement in the third quarter of 2008 modifying certain covenant calculations for the $30.0 million provision. Cash from operations and the revolving line of credit are also expected to finance the Company’s future operations including the remaining settlement payments and costs related to the investigation with the U.S. Attorney’s Office.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There have been no material changes in market risk at June 30, 2008 from that reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
     There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2008 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
ITEMS 2 and 3 of Part II are inapplicable and have been omitted from this report.
ITEM 1. LEGAL PROCEEDINGS
     The information under Note J to the Condensed Consolidated Financial Statements is incorporated herein by reference. The description of the DPA is qualified in its entirety by the actual agreement, which is filed as Exhibit 10 with this Form 10-Q and is incorporated herein by reference.
ITEM 1A. RISK FACTORS
The signing of a Deferred Prosecution Agreement with the U.S. Attorney’s Office for the Northern District of Illinois, and any potential breach of such agreement, may adversely affect our business, financial condition, results of operations and stock price.
     We have entered into a Deferred Prosecution Agreement (the “DPA”) with the U.S. Attorney’s Office for the Northern District of Illinois (the “U.S. Attorney’s Office”), which provides for the payment of $30,000,000 in penalties to resolve our liability for the actions of our representatives in improperly providing gifts or awards to purchasing agents through our then-existing customer loyalty programs. The DPA may impact our balance sheet and our ability to borrow funds to pay the penalty. The signing of the DPA may also negatively affect our ability to do business with certain customers (both government and non-government customers). We cannot predict the impact, if any, of the signing of the DPA on our business, financial condition, results of operations, and stock price.
     In addition, under the terms of the DPA, if it is determined that we deliberately gave false, incomplete or misleading information under the DPA or have committed any federal crimes subsequent to the DPA, or otherwise knowingly, intentionally, and materially violated any provision of the DPA, we may be subject to prosecution for any federal criminal violation of which the U.S. Attorney’s Office has knowledge. For more information on the DPA, see Note J to the Condensed Consolidated Financial Statements filed with this Form 10-Q.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Annual Meeting of Stockholders of Lawson Products, Inc. was held on May 13, 2008. At the Annual Meeting, the stockholders voted on the election of directors and to ratify the appointment of Ernst & Young LLP as the independent registered public accounting firm of Lawson Products, Inc. for the fiscal year ending December 31, 2008. A summary of the votes is as follows:
     To elect three directors to serve three years:

		Withheld
Name	For	Authority
Ronald B. Port, M.D.	7,822,564	62,587
Robert G. Rettig	7,760,204	124,947
Wilma J. Smelcer	7,773,133	112,018
Messrs. Brophy, Postek and Saranow continue to serve as directors of the Company for terms ending in 2009 and Messrs. Errant, Hillman and Neri continue to serve as directors of the Company for terms ending in 2010.

	For	Against	Abstain
Ratification of the Appointment of Ernst & Young LLP as Lawson’s independent registered public accounting firm for the fiscal year ending December 31, 2008	7,848,992	34,649	1,510

Approval of the Lawson Products, Inc. Long-Term Incentive Plan	7,056,580	222,278	3,113
ITEM 5. OTHER INFORMATION
     The information under Note J to the Condensed Consolidated Financial Statements regarding the Company’s entry into the Deferred Prosecution Agreement with the U.S. Attorney’s Office for the Northern District of Illinois is incorporated herein by reference. This information would otherwise have been filed under “Item 1.01 Entry into a Material Definitive Agreement” under Form 8-K.

ITEM 6. EXHIBITS
     Exhibits

10.1	Deferred Prosecution Agreement, dated August 11, 2008.

10.2	Eighth Modification of Loan Documents and Covenant Waiver, dated August 6, 2008

15	Letter from Ernst & Young LLP Regarding Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAWSON PRODUCTS, INC.
(Registrant)

Dated August 11, 2008	/s/ Thomas J. Neri Thomas J. Neri
Chief Executive Officer

Dated August 11, 2008	/s/ F. Terrence Blanchard F. Terrence Blanchard
Chief Financial Officer