Form 10-Q
period 2008-09-30
LAWSON PRODUCTS INC/NEW/DE/
filed 2008-11-05
CIK 703604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report under Section 13 OR 15(d) of the Securities Exchange Act of 1934
For quarterly period ended September 30, 2008
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the registrant’s common stock, $1 par value, as of October 31, 2008 was 8,522,001.

“Safe Harbor” Statement under the Securities Litigation Reform Act of 1995:
     This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms “may,” “should,” “could,” “anticipate,” “believe,” “continues,” “estimate,” “expect,” “intend,” “objective,” “plan,” “potential,” “project” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions or beliefs and are subject to a number of factors, assumptions and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include any breach of the terms and conditions of the Deferred Prosecution Agreement with U.S. Attorney’s Office for the Northern District of Illinois; excess and obsolete inventory; disruptions of the Company’s information systems; risks of rescheduled or cancelled orders; increases in commodity prices; the influence of controlling stockholders; competition and competitive pricing pressures; the effect of general economic conditions and market conditions in the markets and industries the Company serves; the risks of war, terrorism, and similar hostilities; and, all of the factors discussed in the Company’s “Risk Factors” set forth in its Annual Report on Form 10-K for the year ended December 31, 2007 and in this Quarterly Report on Form 10-Q.
     The Company undertakes no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events or otherwise.

PART I — FINANCIAL INFORMATION
ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Lawson Products, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30,	December 31,
(Amounts in thousands, except share data)	2008	2007
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$6,651	$1,671
Accounts receivable, less allowance for doubtful accounts	56,372	58,882
Inventories	88,806	96,785
Miscellaneous receivables and prepaid expenses	10,032	10,303
Deferred income taxes	5,417	3,226
Discontinued current assets	509	1,064

Total current assets	167,787	171,931

Property, plant and equipment, less accumulated depreciation and amortization	49,481	53,031
Deferred income taxes	19,044	21,344
Goodwill	27,999	27,999
Other assets	23,636	25,558

Total assets	$287,947	$299,863

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$21,797	$16,266
Revolving line of credit	10,500	11,000
Settlement payable — current (Note J)	10,000	—
Accrued expenses and other liabilities	41,865	45,254
Discontinued current liabilities	87	322

Total current liabilities	84,249	72,842

Accrued liability under security bonus plans	26,311	25,491
Settlement payable — noncurrent (Note J)	10,000	—
Other	20,767	27,169

	57,078	52,660

Stockholders’ equity:
Preferred stock, $1 par value:
Authorized — 500,000 shares, Issued and outstanding — None	—	—
Common stock, $1 par value:
Authorized — 35,000,000 shares, Issued and outstanding — 8,522,001 shares	8,522	8,522
Capital in excess of par value	4,774	4,774
Retained earnings	133,287	160,606
Accumulated other comprehensive income	37	459

Stockholders’ equity:	146,620	174,361

Total liabilities and stockholders’ equity	$287,947	$299,863

See notes to condensed consolidated financial statements.

Lawson Products, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share data)	2008	2007	2008	2007

Net sales	$124,567	$127,913	$375,881	$386,760
Cost of goods sold	54,275	51,456	159,721	157,779

Gross profit	70,292	76,457	216,160	228,981

Operating expenses:
Selling, general and administrative expenses	62,994	66,251	192,367	199,714
Settlement and related costs (Note J)	394	1,172	31,562	4,947
Severance and other charges	1,144	3,671	7,659	11,034

Operating income (loss)	5,760	5,363	(15,428)	13,286

Other income	55	160	328	555
Interest expense	(247)	(295)	(690)	(662)

Income (loss) from continuing operations before income taxes	5,568	5,228	(15,790)	13,179

Provision for income taxes	2,500	2,818	5,853	6,063

Income (loss) from continuing operations	3,068	2,410	(21,643)	7,116

Income (loss) from discontinued operations, net of income taxes	10	(11)	(563)	(496)

Net income (loss)	$3,078	$2,399	$(22,206)	$6,620

Basic income (loss) income per share of common stock:
Continuing operations	$0.36	$0.28	$(2.54)	$0.84
Discontinued operations	—	—	(0.07)	(0.06)

	$0.36	$0.28	$(2.61)	$0.78

Diluted income (loss) income per share of common stock:
Continuing operations	$0.36	$0.28	$(2.54)	$0.83
Discontinued operations	—	—	(0.07)	(0.06)

	$0.36	$0.28	$(2.61)	$0.78

Cash dividends declared per share of common stock	$0.20	$0.20	$0.60	$0.60

Weighted average shares outstanding:
Basic	8,522	8,522	8,522	8,522

Diluted	8,523	8,524	8,522	8,524

See notes to condensed consolidated financial statements.

Lawson Products, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(Amounts in thousands)	2008	2007

Operating activities:
Net (loss) income	$(22,206)	$6,620
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	6,474	6,003
Provision for settlement	30,000	—
Settlement payment	(10,000)	—
Changes in operating assets and liabilities	14,951	(10,117)
Other	(6,261)	1,610

Net cash provided by operating activities	12,958	4,116

Investing activities:
Additions to property, plant and equipment	(2,736)	(13,805)

Net cash used for investing activities	(2,736)	(13,805)

Financing activities:
Net (payments) proceeds from revolving line of credit	(500)	13,000
Dividends paid	(5,113)	(5,113)
Other	—	27

Net cash (used for) provided by financing activities	(5,613)	7,914

Increase (decrease) in cash and cash equivalents	4,609	(1,775)

Cash and cash equivalents at beginning of period	2,473	4,320

Cash and cash equivalents at end of period	7,082	2,545

Cash held by discontinued operations	(431)	(881)

Cash and cash equivalents held by continuing operations at end of period	$6,651	$1,664

See notes to condensed consolidated financial statements.

Lawson Products, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands, except per share data)
Note A — Basis of Presentation and Summary of Significant Accounting Policies
     The accompanying condensed consolidated financial statements of Lawson Products, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Condensed Consolidated Balance Sheet as of September 30, 2008, the Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2008 and 2007 and the Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2008 and 2007 are unaudited. In the opinion of the Company, all adjustments (consisting only of normal recurring accruals) have been made, that are necessary to present fairly the results of operations for the interim periods. Operating results for the three and nine-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
     There have been no material changes in our significant accounting policies during the nine months ended September 30, 2008 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2007.
     Certain severance and settlement costs have been reclassified from selling, general and administrative expenses to separate line items within the Condensed Consolidated Statements of Operations.
Note B — Comprehensive Income (loss)
     Components of comprehensive income (loss) for the three and nine months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income (loss)	$3,078	$2,399	$(22,206)	$6,620
Foreign currency translation adjustment	(310)	466	(422)	922

Comprehensive income (loss)	$2,768	$2,865	$(22,628)	$7,542

Note C — Earnings Per Share
     The calculations of dilutive weighted average shares outstanding for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Basic weighted average shares outstanding	8,522	8,522	8,522	8,522
Dilutive impact of stock options outstanding	1	2	—	2

Dilutive weighted average shares outstanding	8,523	8,524	8,522	8,524

     Stock options for the nine months ended September 30, 2008, would have been anti-dilutive and therefore were excluded from the computation of diluted earnings per share.

Note D — Revolving Line of Credit
     The revolving line of credit has a maximum borrowing capacity of $75 million and a maturity date of March 27, 2009. The revolving line of credit carries a floating interest rate of prime minus 1.5% or LIBOR plus 0.75%, at the Company’s option. Interest is payable quarterly on prime rate borrowings and at contract expirations for LIBOR borrowings. The Company had $10.5 million of borrowings under the line of credit with an effective interest rate of 3.5% at September 30, 2008.
     The line of credit contains certain financial covenants regarding interest coverage, minimum stockholders’ equity and working capital. The revolving credit agreement was amended in the third quarter of 2008 to modify certain covenant calculations relating to the $30,000 provision made in connection with the settlement of the investigation by the U.S. Attorney’s Office (see Note J). The Company was in compliance with all covenants at September 30, 2008.
Note E — Severance and Other Charges
     Components of severance and other charges for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Severance	$809	$3,671	$3,724	$11,034
Unclaimed Property	335	—	3,935	—

Total Severance and Other Charges	$1,144	$3,671	$7,659	$11,034

     Unclaimed property charges relate primarily to years prior to 2003.
     The table below shows the changes in the Company’s reserves for severance and related payments, included in accrued expenses and other liabilities on the balance sheet as of September 30, 2008 and 2007:

	2008	2007

Balance at beginning of year	$7,058	$962
Charged to earnings	3,724	11,034
Cash paid	(4,655)	(3,924)
Adjustment to reserves	(42)	(120)

Balance at September 30	$6,085	$7,952

Note F — Intangible Assets
     Intangible assets subject to amortization, included within other assets, were as follows on September 30, 2008 and December 31, 2007:

	September 30, 2008			December 31, 2007
			Net			Net
	Gross	Accumulated	Carrying	Gross	Accumulated	Carrying
	Balance	Amortization	Amount	Balance	Amortization	Amount

Trademarks and tradenames	$1,400	$775	$625	$1,400	$737	$663
Non-compete covenant	1,000	550	450	1,000	400	600

	$2,400	$1,325	$1,075	$2,400	$1,137	$1,263

     Trademarks and tradenames are amortized over 20 years. The non-compete covenant associated with the 2005 acquisition of Rutland is being amortized over 5 years. Amortization expense, all of which is included in the MRO distribution segment, for these intangible assets is expected to be $250 per year for 2008, 2009 and 2010 and $50 per year thereafter until the trademarks and tradenames are fully amortized.

Note G — Stock-Based Compensation
     The Stock Performance Plan (the “Plan”) provides for the issuance of incentive compensation to non-employee directors, officers and key employees in the form of stock performance rights (“SPRs”).
Stock Performance Rights
     SPRs vest at 20 percent or 33 percent per year and entitle the recipient to receive a cash payment equal to the excess of the market value of the Company’s common stock over the SPR exercise price when the SPRs are surrendered. The Company estimates the fair value of SPRs using the Black-Scholes valuation model each quarter. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. The weighted-average estimated fair value of SPRs outstanding at September 30, 2008 was $5.54 per SPR with the following assumptions:

Expected volatility	30.9% to 44.0%
Risk-free interest rate	1.8% to 3.1%
Expected term (in years)	1.1 to 5.6
Expected dividend yield	2.9%
     Compensation expense of $71 and a benefit of $860 was recorded for outstanding SPRs in selling, general and administrative expenses in the third quarters of 2008 and 2007, respectively. Compensation income of $1,060 and $1,035 was recorded for outstanding SPRs in the first nine months of 2008 and 2007, respectively.
     Activity related to the Company’s SPRs during the first three quarters of 2008 was as follows:

	Number	Average SPR
	of SPRs	Exercise Price

Outstanding on December 31, 2007	209,250	$34.17

Granted	151,500	25.82
Exercised	(28,250)	27.14
Forfeited	(24,100)	25.53

Outstanding on September 30, 2008	308,400	$31.39

Exercisable on September 30, 2008	140,067	$34.38

     The aggregate intrinsic value of SPRs outstanding was $266 as of September 30, 2008.
     As of September 30, 2008, there was $684 of unrecognized compensation cost related to non-vested SPRs, which will be recognized over a weighted average period of 1.7 years.
Stock Options
     There were no stock options granted, exercised or cancelled in the first nine months of 2008. As of September 30, 2008, the Company had 5,000 outstanding stock options at a weighted average exercise price of $23.11 and a weighted average remaining life of 1.3 years.
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
     The Company evaluates performance and allocates resources to reportable segments primarily based on operating income.
     The following table presents summary financial information for the Company’s reportable segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net sales
MRO	$102,692	$108,183	$312,011	$323,344
OEM	21,875	19,730	63,870	63,416

Consolidated total	$124,567	$127,913	$375,881	$386,760

Operating income (loss)
MRO	$8,547	$5,065	$(13,425)	$10,263
OEM	(2,787)	298	(2,003)	3,023

Consolidated total	$5,760	$5,363	$(15,428)	$13,286

Investment and other income	55	160	328	555
Interest expense	(247)	(295)	(690)	(662)

Income (loss) from continuing operations before income taxes	$5,568	$5,228	$(15,790)	$13,179

     Asset information for continuing operations related to the Company’s reportable segments consisted of the following:

	September 30,	December 31,
	2008	2007

Total assets
MRO	$211,523	$221,274
OEM	51,454	52,995

Segment total	262,977	274,229
Corporate	24,461	24,570

Consolidated total	$287,438	$298,799

     At September 30, 2008 and December 31, 2007, the carrying value of goodwill within each reportable segment was as follows:

MRO	$25,748
OEM	2,251

Consolidated total	$27,999

Note I — Income Tax Expense
     The income tax provision recorded for the nine months ended September 30, 2008 of $5,853 was affected by approximately $29,200 of the $30,000 provision related to the settlement of the investigation by the U.S. Attorney’s Office for the Northern District of Illinois, which was non-deductible. Excluding the effect of the non-deductible settlement, the income tax as a percentage of pre-tax income for the nine months ended September 30, 2008 was 43.6% compared to 46.0% for the nine months ended September 30, 2007. Income tax as a percentage of pre-tax income for the third quarter of 2008 was 44.9% compared to 53.9% for the third quarter of 2007. The higher rate for 2007 was related to the exclusion of tax deductions for expenses related to the Company’s customer loyalty programs.
     At September 30, 2008, the Company had $923 in unrecognized tax benefits, the recognition of which would have a favorable effect on the effective tax rate. Due to the uncertainty of both timing and resolution of income tax examinations, the Company is unable to determine whether any amounts included in the September 30, 2008 balance of unrecognized tax benefits represent tax positions that could significantly change during the next twelve months.
     The Company’s continuing practice is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. The Company had $1,529 accrued for interest and penalties at September 2008.
     The Company and its subsidiaries are subject to U.S Federal income tax as well as income tax of multiple state and international jurisdictions. As of September 30, 2008, the Company is subject to U.S. Federal income tax examinations for the years 2000 through 2007 and to non-U.S. income tax examinations for the tax years of 2000 through 2007. In addition, the Company is subject to state and local income tax examinations for the tax years 2000 through 2007.
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
     On August 11, 2008, in connection with the investigation, the Company entered into a Deferred Prosecution Agreement (the “DPA”) with the U.S. Attorney’s Office. An additional three people, including a former sales manager and a former sales agent were indicted on August 11, 2008 and have since pled guilty. Under the terms of the DPA, the U.S. Attorney’s Office filed a one-count criminal Information charging the Company with mail fraud in the U.S. District Court for the Northern District of Illinois, but will defer prosecution of such charge for three years. If the Company abides by the terms and conditions of the DPA, the U.S. Attorney’s Office will seek dismissal with prejudice of the Information within 30 days of the expiration of the three-year period.
     Pursuant to the DPA, the Company agreed to a $30,000 penalty, which includes $806 of restitution, and recorded a charge of $30,000 in the second quarter of 2008. The penalty is payable in three equal installments. The first $10,000 payment was made in August 2008. The second $10,000 payment is due

August 2009, and the final $10,000 payment is due August 2010. If a controlling interest in the Company is sold, any unpaid amounts shall be accelerated and due at the closing of the sale.
     Under the DPA, the Company agreed to make restitution payments to those customers that employed individuals who received over $10 in payments through the Winners Choice incentive program, or that employed individuals who have been or later are convicted of mail fraud as a result of Winners Choice payments, or that purchased Company merchandise from sales agents who have been or later are convicted of mail fraud for providing checks to the customer’s employees. Restitution payments made to these customers will be paid from the Company’s first installment payment.
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
     We have reviewed the condensed consolidated balance sheet of Lawson Products, Inc. and subsidiaries as of September 30, 2008 and the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 2008 and 2007 and the related condensed consolidated statements of cash flows for the nine month periods ended September 30, 2008 and 2007. These financial statements are the responsibility of the Company’s management.
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
ERNST & YOUNG LLP
Chicago, Illinois
November 4, 2008

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Quarter ended September 30, 2008 compared to Quarter ended September 30, 2007
     The following table presents a summary of the Company’s financial performance for the third quarters of 2008 and 2007:

	2008		2007
		% of		% of
	Amount	Net Sales	Amount	Net Sales

Net sales
MRO	$102,692	82.4%	$108,183	84.6%
OEM	21,875	17.6	19,730	15.4

Consolidated total	$124,567	100.0	$127,913	100.0

Gross profit
MRO	$68,833	67.0%	$72,154	66.7%
OEM	1,459	6.7	4,302	21.8

Consolidated total	70,292	56.4	76,456	59.8

Operating expenses:
Selling, general and administrative expenses	62,994	50.6	66,251	51.8
Settlement related costs	394	0.3	1,172	0.9
Severance and other charges	1,144	0.9	3,671	2.9

Operating income	5,760	4.6	5,363	4.2
Other, net	(192)	(0.1)	(135)	(0.1)

Income from continuing operations before income tax expense	5,568	4.5	5,228	4.1
Income tax expense	2,500	2.0	2,818	2.2

Income from continuing operations	$3,068	2.5%	$2,410	1.9%

Net Sales
     Net sales for the three-month period ended September 30, 2008 decreased 2.6% to $124.6 million, from $127.9 million in the same period of 2007.
     MRO net sales decreased $5.5 million or 5.1% in the third quarter of 2008, to $102.7 million from $108.2 million in the prior year period. MRO net sales declined primarily as a result of lower sales in metal working products and chemicals which were negatively impacted by a net reduction of approximately 100 sales agents from September 30, 2007 to September 30, 2008.
     OEM net sales increased $2.2 million in the third quarter of 2008, to $21.9 million from $19.7 million in the prior year period. The sales increase experienced during the third quarter was primarily attributable to expanding the volume of sales generated from our current customers.
Gross Profit
     The gross profit margin for the third quarter of 2008 was 56.4%, 3.4 percentage points lower than the 59.8% achieved in the third quarter of 2007. The decline in gross profit margin is primarily attributable to a change in sales mix and increased product and commodity costs.
     MRO gross profit decreased $3.3 million or 4.6% in the third quarter of 2008, to $68.8 million from $72.2 million in the prior year period. However, gross profit as a percent of net sales increased slightly to 67.0% for the third quarter of 2008 from 66.7% in the third quarter of 2007. The 2008 gross margin includes a $2.4 million favorable inventory reserve adjustment. Excluding the inventory adjustment, gross profit as a percent of net sales declined to 64.7% for the third quarter of 2008, reflecting increased product and commodity costs. Additional price increases will be implemented in the fourth quarter period to offset these increased costs.
     OEM gross profit decreased $2.8 million in the third quarter of 2008, to $1.5 million from $4.3 million in the prior year period. The decrease was primarily due to a $2.7 million inventory reserve adjustment and increased product and commodity costs. Price increases to cover the increased product and commodity costs have not yet been fully implemented due to existing contractual obligations. Excluding the inventory adjustment, gross profit as a percent of net sales decreased to 18.8% for the third quarter of 2008 from 21.8% in the third quarter of 2007
Selling, General and Administrative Expenses (“SG&A”)
     SG&A expenses were $63.0 million and 50.6% of net sales and $66.3 million and 51.8% of net sales for the quarters ended September 30, 2008 and 2007, respectively. The $3.3 million reduction in third quarter 2008 SG&A expenses primarily reflects lower sales commission and employee compensation costs.
Settlement Related Costs
     The Company incurred costs of $0.4 million and $1.2 million in the third quarter of 2008 and 2007, respectively, related to the investigation by the U.S. Attorney’s Office for the Northern District of Illinois as to whether Company sales representatives provided improper gifts or awards to purchasing agents (including government purchasing agents) through the Company’s customer loyalty programs. See Note J in the Condensed Consolidated Financial Statements for further information.
Severance and Other Charges
     In the third quarter of 2008, the Company recorded $1.1 million of severance and other charges. Of this amount, $0.8 million related to severance costs associated with the departure of certain executives and operational efficiency improvement initiatives implemented in 2008 and $0.3 million related to unclaimed property liabilities relating primarily to years prior to 2003. In the third quarter of 2007, the Company recorded $3.7 million of severance costs.
Income Tax Expense
     For the three months ended September 30, 2008, the Company recorded $2.5 million of income tax expense, based on a pre-tax income from continuing operations of $5.6 million, resulting in an effective tax rate of 44.9%. For the three months ended September 30, 2007, income tax expense of $2.8 million was recorded based on pre-tax income of $5.2 million, resulting in an effective tax rate of 53.9%. The higher rate for 2007 was related to the exclusion of tax deductions for expenses related to the Company’s customer loyalty programs.

Nine Months ended September 30, 2008 compared to Nine Months ended September 30, 2007
     The following table presents a summary of the Company’s financial performance for the nine months ended September 30, 2008 and 2007:

	2008		2007
		% of		% of
	Amount	Net Sales	Amount	Net Sales

Net sales
MRO	$312,011	83.0%	$323,344	83.6%
OEM	63,870	17.0	63,416	16.4

Consolidated total	$375,881	100.0	$386,760	100.0

Gross profit
MRO	$205,836	66.0%	$214,216	66.3%
OEM	10,324	16.2	14,764	23.3

Consolidated total	216,160	57.5	228,980	59.2

Operating expenses:
Selling, general and administrative expenses	192,367	51.2	199,714	51.6
Settlement and related costs	31,562	8.4	4,947	1.3
Severance and other charges	7,659	2.0	11,034	2.9

Operating (loss) income	(15,428)	(4.1)	13,286	3.4
Other, net	(362)	(0.1)	(107)	—

(Loss) income from continuing operations before income tax expense	(15,790)	(4.2)	13,179	3.4
Income tax expense	5,853	1.6	6,063	1.6

(Loss) income from continuing operations	$(21,643)	5.8%	$7,116	1.8%

Net Sales
     Net sales for the nine-month period ended September 30, 2008 decreased 2.8% to $375.9 million, from $386.8 million in the same period of 2007.
     MRO net sales decreased $11.3 million or 3.5% in the first nine months of 2008, to $312.0 million from $323.4 million in the prior year period. MRO net sales declined primarily as a result of lower sales in metal working products and chemicals which were negatively impacted by a net reduction of approximately 100 sales agents from September 30, 2007 to September 30, 2008.
     OEM net sales increased $0.5 million in the first nine months of 2008, to $63.9 million from $63.4 million in the prior year period. The sales increase was primarily attributable to expanding the volume of sales generated from our current customers partially offset by customer losses.
Gross Profit
     Gross profit margins for the first nine months of 2008 were 57.5% down 1.7 percentage points from 59.2% in the first nine months of 2007. The decline in gross profit margin is primarily attributable to a change in sales mix and increased product and commodity costs.
     MRO gross profit decreased $8.4 million or 3.9% in the first nine months of 2008, to $205.8 million from $214.2 million in the prior year period. Gross profit as a percent of net sales decreased slightly to 66.0% for the first nine months of 2008 from 66.3% in the prior year period. Excluding a favorable $2.4 million inventory reserve adjustment, gross profit as a percent of net sales was 65.2% for the 2008 period.

     OEM gross profit decreased $4.5 million in the first nine months of 2008, to $10.3 million from $14.8 million in the prior year period. The decrease was partially due to a $2.7 million inventory reserve adjustment and increased product and commodity costs. Excluding the inventory adjustment, gross profit as a percent of net sales decreased to 20.3% for the first nine months of 2008 from 23.3% in the first nine months of 2007 reflecting increased product and commodity costs.
Selling, General and Administrative Expenses
     SG&A expenses were $192.4 million and 51.2% of net sales and $199.7 million and 51.6% of net sales for the nine-months ended September 30, 2008 and 2007, respectively. The $7.3 million reduction in SG&A expenses reflects lower sales commission and employee compensation costs, offset partially by higher supplies expense and consulting fees.
Settlement and Related Costs
     The Company incurred penalties and related costs of $31.6 million in the first nine-months of 2008 and investigation costs of $4.9 million in the first nine-months of 2007 in conjunction with the investigation by the U.S. Attorney’s Office for the Northern District of Illinois related to whether Company sales representatives provided improper gifts or awards to purchasing agents (including government purchasing agents) through the Company’s customer loyalty programs. See Note J in the Condensed Consolidated Financial Statements for further information.
Severance and Other Charges
     In the first nine-months of 2008, the Company recorded $7.6 million of severance and other charges. Of this amount, $3.7 million related to severance costs associated with the departure of certain executives and operational efficiency improvement initiatives implemented in 2008 and $3.9 million related to unclaimed property liabilities relating primarily to years prior to 2003. In the first nine-months of 2007, the Company recorded $11.0 million of severance and other charges.
Income Tax Expense
     The income tax provision recorded for the nine months ended September 30, 2008 of $5.9 million was affected by approximately $29.2 million of the $30 million provision related to the settlement of the investigation by the U.S. Attorney’s Office for the Northern District of Illinois, which was non-deductible. Excluding the effect of the non-deductible settlement, the income tax as a percentage of pre-tax income for the nine months ended September 30, 2008 was 43.6% compared to 46.0% for the nine months ended September 30, 2007.

Liquidity and Capital Resources
     Net cash provided by operations was $13.0 million for the first nine months of 2008 compared to $4.1 million in the first nine months of 2007. The $8.9 million increase is primarily due to improved working capital utilization.
     Working capital, including cash and cash equivalents, at September 30, 2008, was $83.5 million as compared to $99.1 million at December 31, 2007. The $15.6 million decrease in working capital is primarily attributable to the $10.0 million current liability relating to settlement of the investigation by the U.S. Attorney’s Office for the Northern District of Illinois and an $8.0 million reduction in inventory resulting from initiatives taken to improve the inventory management process.
     Net cash used for investing activities was $2.7 million for the nine-month period ended September 30, 2008 compared to $13.8 million for the prior year period, reflecting lower capital expenditures in the first nine months of 2008. Capital expenditures in 2008 were principally related to improvement of existing facilities and the purchase of related equipment. For the 2007 period, capital expenditures were principally related to the Reno, Nevada facility expansion, which was completed in 2007.
     Net cash used in financing activities in the first nine months of 2008 was $5.6 million compared to net cash provided by financing activities of $7.9 million in the first nine months of 2007, primarily reflecting borrowings and payments on the Company’s revolving line of credit.
     The Company announced a cash dividend of $.20 per common share in the third quarter of 2008, equal to the cash dividend of $.20 per share announced in the third quarter of 2007.
     Cash from operations and a $75.0 million unsecured revolving line of credit have been sufficient to fund operating requirements, cash dividends and capital expenditures. The Company had $10.5 million outstanding as of September 30, 2008 under its revolving line of credit. The line of credit contains certain financial covenants regarding interest coverage, minimum stockholders’ equity and working capital. The revolving credit agreement was amended in the third quarter of 2008, to modify certain covenant calculations relating to the $30 million provision made in connection with the settlement of the investigation by the U.S. Attorney’s Office. The Company was in compliance with all covenants at September 30, 2008.
     Cash from operations and the revolving line of credit are expected to be adequate to finance the Company’s future operations including the remaining settlement payments and costs related to the investigation with the U.S. Attorney’s Office. However, if market and other conditions change from those we anticipate due to a prolonged economic slowdown, our liquidity may be adversely affected.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk at September 30, 2008 from that reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
ITEM 4. CONTROLS AND PROCEDURES
     The Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding financial disclosures.
     There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
ITEMS 2, 3, 4 and 5 of Part II are inapplicable and have been omitted from this report.
ITEM 1. LEGAL PROCEEDINGS
     The information under Note J to the Condensed Consolidated Financial Statements is incorporated herein by reference. The description of the DPA is qualified in its entirety by the actual agreement, which is filed as Exhibit 10.1 with the Company’s Form 10-Q for the quarter ended June 30, 2008 and was incorporated herein by reference.
ITEM 1A. RISK FACTORS
     There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, except as described below. The description of these material changes does not represent a comprehensive list of risk factors that could cause our results to differ from those that are currently anticipated and, therefore, should be read in conjunction with the risk factors and other information disclosed in our Annual Report.
The signing of a Deferred Prosecution Agreement with the U.S. Attorney’s Office for the Northern District of Illinois, and any potential breach of such agreement, may adversely affect our business, financial condition, results of operations and stock price.
     We have entered into a Deferred Prosecution Agreement (the “DPA”) with the U.S. Attorney’s Office for the Northern District of Illinois (the “U.S. Attorney’s Office), which provides for the payment of $30,000,000 in penalties to resolve our liability for the actions of our representatives in improperly providing gifts or awards to purchasing agents through our then-existing customer loyalty programs. The DPA may impact our balance sheet and our ability to borrow funds to pay the penalty. The signing of the DPA may also negatively affect our ability to do business with certain customers (both government and non-government customers). We cannot predict the impact, if any, of the signing of the DPA on our business, financial condition, results of operations, and stock price.
     In addition, under the terms of the DPA, if it is determined that we deliberately gave false, incomplete or misleading information under the DPA or have committed any federal crimes subsequent to the DPA, or otherwise knowingly, intentionally, and materially violated any provision of the DPA, we may be subject to prosecution for any federal criminal violation of which the U.S. Attorney’s Office has knowledge. For more information on the DPA, see Note J to the Condensed Consolidated Financial Statements included in this Form 10-Q.
Our results of operations may be adversely impacted by a worldwide macroeconomic downturn. As a result, the market price of our common stock may decline.
     In 2008, general worldwide economic conditions have experienced a downturn due to the sequential effects of the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, increased commodity costs, volatile energy costs, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. These conditions make it difficult for our customers and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to slow spending on our products, which would adversely impact our revenues and our ability to manage inventory levels, collect customer receivables and ultimately our profitability. We cannot predict the timing or duration of any economic slowdown or the timing or strength of a subsequent economic recovery. Additionally, our stock price could decrease if investors have concerns that our business, financial condition and results of operations will be negatively impacted by a worldwide macroeconomic downturn.

ITEM 6. EXHIBITS

Exhibit #

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

LAWSON PRODUCTS, INC. (Registrant)
Dated November 5, 2008	/s/ Thomas J. Neri
Thomas J. Neri
Chief Executive Officer

Dated November 5, 2008	/s/ F. Terrence Blanchard
F. Terrence Blanchard
Chief Financial Officer