Form 10-K
period 2008-12-31
LAWSON PRODUCTS INC/NEW/DE/
filed 2009-03-12
CIK 703604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-10546

(Exact Name of Registrant as Specified in Charter)

Delaware	36-2229304
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.	)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

The aggregate market value of the registrant’s voting stock held by non-affiliates on June 30, 2008 (based upon the per share closing price of $24.78) was approximately $92,600,000.

As of March 5, 2009, 8,522,001 shares of Common Stock were outstanding.

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

Overview

Lawson Products, Inc. (“Lawson”, the “Company”, “we” or “us”) was incorporated in Illinois in 1952, and reincorporated in Delaware in 1982. Lawson is a North American distributor and marketer of systems, services and products to the industrial, commercial, institutional, and governmental maintenance repair and operations (“MRO”) marketplace. The Company also manufactures, sells and distributes production and specialized component parts to the original equipment marketplace (“OEM”) including the automotive, appliance, aerospace, construction, and transportation industries. Please see Note O “Segment Reporting” in the Notes to the Consolidated Financial Statements, included elsewhere in this Annual Report on Form 10-K, for further information regarding financial results related to the Company’s geographical and business segments. (Such information is incorporated herein by reference.)

MRO Segment

Industry and competition

The MRO industry consists of companies that buy and stock products in bulk and supply these products to customers on an as needed basis. The customer benefits from lower costs and convenience of ordering. We estimate the MRO industry in North America to exceed $100 billion in revenues.

We encounter intense competition from several national distributors and manufacturers and a large number of regional and local distributors. Some competitors have greater financial and personnel resources, handle more extensive lines of merchandise, operate larger facilities and price some merchandise more competitively than we do. We compete for business delivering on our proposition of vendor managed inventory, technical expertise and highly engineered products.

Operations

We participate in the MRO industry through our Lawson Products business unit and through our Rutland Tools subsidiary (“Rutland”) which together represented 83% of our overall net sales for the year ended December 31, 2008.

The majority of our sales are generated through a network of approximately 1,500 independent sales agents. These agents deliver value to the customer by offering vendor managed inventory, technical expertise and highly engineered products. Sales agents receive education in the best uses of our products enabling them to provide solutions customized to our customers needs. This includes on-site visits to help manage customer inventories, introducing cost savings and improving their profitability. Regular inventory analysis and replenishment is conducted to prevent unnecessary purchases and unplanned downtime. Additionally, we provide customized storage systems for improved organization and a more efficient workflow. Product demonstrations that can improve our customers’ productivity are regularly given by our agents.

We distribute printed catalogs to two primary markets. One is the retail market where business is done with the end user of the product. The other is the wholesale market where the distributor resells our product to an end customer. In 2008, we delivered printed catalogs to approximately 70,000 retail customers and approximately 62,000 wholesale customers. We also have showrooms located in Whittier, California; City of Industry, California; San Jose, California; Santa Ana, California; Chatsworth, California; Phoenix, Arizona; and Houston, Texas.

We receive product orders in various ways. Customers can place orders with our customer service team via fax or phone, orders can be placed directly through the on-line catalog on our web site and agents enter orders directly into an electronic ordering system.

Our engineering department provides technical support as part of our value proposition for our extensive product line and on-site problem solving. Material Safety Data Sheets are maintained electronically and are available to our customers seven days a week, 24 hours a day. Additionally, product certifications and material test reports are available by contacting the engineering department at engineering@lawsonproducts.com. Our engineering department also develops and presents product safety and technical training seminars tailored to meet our customers’ needs.

We sell products in all 50 states, the District of Columbia, and Canada. An important factor in attracting and retaining customers is our ability to process orders promptly. We normally ship to customers within one to two days of order placement. This rapid shipment is facilitated by automated order entry and inventory control systems. Products are stocked in and processed from strategically placed general distribution centers in Des Plaines, Illinois; Addison, Illinois; Vernon Hills, Illinois; Reno, Nevada; Fairfield, New Jersey; Dallas, Texas; Suwanee, Georgia; and Mississauga, Ontario.

We carry a significant amount of inventories to ensure product availability and rapid processing of customer orders. We depend on accurate forecasting of customer demand to establish the proper level of inventory for each product. Inventory levels need to be sufficient to meet customer demand while avoiding the costs of stocking excess items. Technology is critical to provide management with timely information related to our current inventory on hand in relation to customer demand, vendor pricing and purchase lead times to order the replenishment of the optimal number of parts at the proper time at the best price. We are seeking to improve and upgrade the quality of our information technology to maximize the efficiency of our supply chain.

Products

We offer approximately 240,000 different products for sale of which approximately 180,000 products are maintained in inventory. Sales percentages by broad categories of our product mix are as follows:

Product Category	Percent of Total MRO Sales

Fastening systems	20%
Specialty chemicals	13
Cutting tools and abrasives	13
Fluid power	11
Aftermarket automotive supplies	9
Electrical	9
Welding and metal repair	6
Other	19

100%

Substantially all of our products are manufactured by others, purchased in bulk and repackaged in smaller quantities for sale to our customers. During 2008, our Lawson Products business unit purchased products from over 1,100 suppliers and our Rutland business unit purchased products from approximately 600 suppliers. We generally do not engage in long-term or fixed-price contracts. No single supplier accounted for more than three percent of our purchases in 2008 and we believe that the loss of any single supplier would not significantly affect our operations.

We actively participate in the design and development of products with our manufacturers. Technology has helped us to develop new items that are application specific. We review applications and recommend alternative products that could prove beneficial to the customer. Our quality control department tests our product offerings to assure they meet our specifications. We also conduct failure analysis and recommend solutions to help customers maximize product performance and avoid costly product failures. To promote brand loyalty, we sell products using various private labels and tradenames including Lawson Products, Kent Automotive, Cronatron, and Drummond, among others.

Customers

Our customers include a wide range of purchasers of industrial supply products from small repair shops to large national and governmental accounts. Our customers operate in a wide variety of industries including automotive repair, transportation, governmental including the military, manufacturing, construction, mining, wholesale, service and others.

During 2008, our Lawson Products business unit sold products to approximately 140,000 customers and our Rutland business unit sold products to approximately 30,000 customers. No customer accounted for more than two percent of net sales. In 2008, 94% of our net sales came from customers in the United States and 6% came from customers in Canada.

OEM Segment

Two of our subsidiaries, Assembly Component Systems (“ACS”) and Automatic Screw Machine Parts Company (“ASMP”) compete in the OEM marketplace. The OEM marketplace generally consists of large manufacturing companies with multiple supply chain needs. ACS and ASMP accounted for 13% and 4% of the Company’s net sales for the year ended December 31, 2008.

ACS specializes in providing OEM manufacturers with just-in-time delivery of fasteners, components and fittings to maximize the efficiency of the customers’ supply chain. ACS seeks long-term agreements with companies to identify product needs and parameters of use, offer engineering expertise, provide product sourcing and manage inventory replenishment. Sales support and dedicated warehousing is provided, enabling partnered companies to focus on manufacturing operations while affording them a reduction in financial obligations associated with inventory housing and usage. ACS operates a distribution network that includes Des Plaines, Illinois; Lenexa, Kansas; Cincinnati, Ohio; and Memphis, Tennessee. Inventory supply rooms staffed by dedicated ACS sales personnel located close to, or within a company’s operating space, are used to facilitate the selection and transfer of goods that are called for during a production schedule. Additional sales support is available through sales calls, special needs requests, and pre-determined replenishment schedules.

ASMP manufactures and distributes components, fasteners and fittings for use by OEM manufacturers. Based in Decatur, Alabama, ASMP manufactures components specific to the customer’s production needs including various nondependent or interdependent components. ASMP seeks to obtain long-term commitments to enable proper support of the customers’ supply chain. ASMP manufactures products developed for high strength critical applications and also sources externally produced items if applications call for such goods.

Employees and Sales Agents

As of December 31, 2008, we employed approximately 1,350 full time workers, consisting of approximately 340 sales and marketing employees, 760 operations and distribution employees and 250 management and administrative staff. Approximately 12% of our workforce is represented by four collective bargaining agreements. We believe that our relations with our employees and their collective bargaining organizations are good.

Additionally, sales in our MRO segment are made primarily through a network of approximately 1,500 independent sales agents. Independent sales agents are compensated on a commission only basis and are responsible for repayment of commissions on any uncollectible accounts.

Available Information

We file or furnish annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and file or furnish amendments to those reports pursuant to Section 13(a) or 15(d) of the Exchange Act and Section 16 reports with the Securities and Exchange Commission. The public can obtain copies of these materials by visiting the Commission’s Public Reference Room at 100 F Street, NE, Washington DC 20549, by accessing the SEC’s website at http://www.sec.gov. In addition, as soon as reasonably practicable after such materials are filed with or furnished to the Commission, we make copies available to the public free of charge on or through our website at www.lawsonproducts.com. Information on our website is not incorporated by reference into this report.

Executive Officers of the Registrant

The executive officers of Lawson as of December 31, 2008 were as follows.

		Year First
		Elected to
		Present
Name	Age	Office	Position

Thomas J. Neri	57	2007	Chief Executive Officer and Director
F. Terrence Blanchard	55	2008	Chief Financial Officer
Neil E. Jenkins	59	2004	Executive Vice President; Secretary and General Counsel
Harry Dochelli	49	2008	Executive Vice President Sales and Marketing
William Holmes	49	2006	Vice President and Treasurer
Stewart Howley	47	2008	Senior Vice President Strategic Business Development
Michelle Russell	47	2007	Senior Vice President Operations and Supply Chain Management
Mary Ellen Schopp	46	2007	Senior Vice President, Human Resources

Biographical information for the past five years relating to each of our executive officers is set forth below.

Mr. Neri was elected Chief Executive Officer in April 2007. Mr. Neri was elected to the Board of Directors in December 2007. Mr. Neri was elected President and Chief Operating Officer in January 2007. Mr. Neri was elected Executive Vice President, Finance, Planning and Corporate Development; Chief Financial Officer and Treasurer in 2004. Mr. Neri joined the Company in October 2003 as Executive Vice President, Finance and Corporate Planning.

Mr. Blanchard was elected Chief Financial Officer effective June 30, 2008. Mr. Blanchard has been a partner in the executive services firm Tatum, LLC (“Tatum”) since 2006, where he has served as Interim Vice President, Controller and Chief Accounting Officer for Dura Automotive Systems, Inc., as Senior Financial Officer for Hyperfeed Technologies, Inc. and in a financial consultation role for Zimmer Holdings, Inc. Mr. Blanchard served from 1999 to 2006 in various management positions with Florsheim Group Inc., including as President and Chief Financial Officer, Vice President, Finance and Vice President and Controller. Florsheim Group Inc. filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code on March 4, 2002.

Mr. Jenkins was elected Executive Vice President; Secretary and General Counsel in 2004. From 2000 to 2003 Mr. Jenkins served as Secretary and Corporate Counsel of the Company.

Mr. Dochelli was elected Executive Vice President Sales and Marketing effective April 2008. Previously, Mr. Dochelli served as Executive Vice President, North America Contract Sales for OfficeMax from 2007 until 2008, Executive Vice President of U.S. Operations for OfficeMax/Boise Cascade Office Solutions from 2005 to 2007 and in various other management positions with OfficeMax/Boise Cascade Office Solutions from 1987 to 2005.

Mr. Holmes was elected Vice President and Treasurer effective January 2006. From 2001 through 2005 Mr. Holmes was Vice President and Assistant Treasurer of the Company.

Mr. Howley was elected Senior Vice President Strategic Business Development effective April 2008. Mr. Howley served as Chief Marketing Officer from December 2005 until May 2008. From August 2002 through December 2005, he was Director of Strategic Business Development with Home Depot Supply.

Ms. Russell was elected Senior Vice President Operations and Supply Chain Management in August 2007. Ms. Russell served as Chief Ethics and Compliance Officer from April 2006 until August 2007 and in a consulting capacity from November 2005 through March 2006. Prior to this Ms. Russell held the role of Vice President of Operations at Associated Materials from 2001 until 2005.

Ms. Schopp was elected Senior Vice President, Human Resources in 2007. Prior to this Ms. Schopp held the role of Vice President, Human Resources at ConAgra Foods, Inc. from 2003 until 2006.

ITEM 1A.	RISK FACTORS.

In addition to the other information in this Annual Report on Form 10-K for the fiscal year ended December 31, 2008, the following factors should be considered in evaluating Lawson’s business. Our operating results depend upon many factors and are subject to various risks and uncertainties. The material risks and uncertainties known to us which may cause the operating results to vary from anticipated results or which may negatively affect our operating results are as follows:

Our results of operations may continue to be adversely impacted by the current worldwide economic recession. As a result, demand for our products may significantly decline or the market price of our common stock may decline.

In late 2007, the U.S. and world economies entered into a severe economic recession due to the effects of the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, volatile energy and commodity costs, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. These conditions make it difficult for our customers and us to accurately forecast and plan future business activities, and have caused U.S. and foreign businesses to slow spending on products throughout our industry, which adversely impacts our revenues and our ability to manage inventory levels, collect customer receivables and ultimately our profitability. We cannot predict the duration of the recession or the timing or strength of a subsequent economic recovery. Additionally, our stock price could decrease if investors have concerns that our business, financial condition, results of operations and capital requirements will be negatively impacted by a continued worldwide recession. A decrease in our stock price reduces the market value of the Company compared to the book value of our net assets, which may lead to further impairment of our assets.

Our Deferred Prosecution Agreement with the U.S. Attorney’s Office for the Northern District of Illinois, and any potential breach of such agreement, may adversely affect our business, financial condition, results of operations and stock price.

We entered into a Deferred Prosecution Agreement (the “DPA”) in August 2008 with the U.S. Attorney’s Office for the Northern District of Illinois (the “U.S. Attorney’s Office), which provides for the payment of $30.0 million in penalties to resolve our liability for the actions of our representatives in improperly providing gifts or awards to purchasing agents through our then-existing customer loyalty programs. The signing of the DPA may negatively affect our ability to do business with certain customers (both government and non-government customers). In addition, under the terms of the DPA, if it is determined that we deliberately gave false, incomplete or misleading information under the DPA or have committed any federal crimes subsequent to the DPA, or otherwise knowingly, intentionally, and materially violated any provision of the DPA, we may be subject to prosecution for any federal criminal violation of which the U.S. Attorney’s Office has knowledge. We cannot predict the impact, if any, of the signing of the DPA on our business, financial condition, results of operations, and stock price.

A significant portion of our inventory may become obsolete.

Our business strategy requires us to carry a significant amount of inventory in order to meet rapid processing of customer orders. If our inventory forecasting and production planning processes result in inventory levels exceeding the levels demanded by customers, our operating results could be adversely affected due to costs of carrying the inventory and additional inventory write-downs for excess and obsolete inventory.

Work stoppages and other disruptions at transportation centers or shipping ports may adversely affect our ability to obtain inventory and make deliveries to Lawson’s customers.

Our ability to rapidly process customer orders is an integral component of our overall business strategy. Disruptions at transportation centers or shipping ports, due to events such as severe weather or labor interruptions or other events, affect both our ability to maintain core products in inventory and deliver products to our customers on a timely basis, which may in turn adversely affect our results of operations. In addition, severe weather conditions could adversely affect demand for our products in particularly hard hit regions.

Changes in our customers and product mix could cause our gross margin percentage to decline in the future.

From time to time, we have experienced changes in product mix and inventory costs. When our product mix changes, there can be no assurance that we will be able to maintain our historical gross profit margins. Changes in our customers, product mix, or the volume of orders could cause our gross profit margin percentage to decline.

Increases in energy costs and the cost of raw materials used in our products could impact our cost of goods and distribution and occupancy expenses, which may result in lower operating margins.

Increases in the cost of raw materials used in our products (e.g., steel) and energy costs raise the production costs of our vendors. Those vendors typically look to pass the higher costs along to us through price increases. If we are unable to fully pass these increased prices and costs through to our customers or to modify our activities, the impact would have an adverse effect on our operating profit margins.

Disruptions of our information systems could adversely affect the Company.

We depend on our information systems to process orders, to manage inventory and accounts receivable collections, to purchase, sell and ship products, to maintain cost-effective operations, and to service customers. Disruptions in the operation of information systems can occur due to a variety of factors including power outages, computer bugs and human error. Any disruption in the operation of our information systems whether over a short or an extended period of time or affecting one or multiple distribution centers could have a material adverse effect on our business, financial condition and results of operations.

A limited number of the Company’s stockholders can exert significant influence over the Company.

As of January 31, 2009, members of the Port family collectively beneficially owned 55.3% of the outstanding shares of common stock. This share ownership would permit these stockholders, if they chose to act together, to exert significant influence over the outcome of stockholder votes, including votes concerning the election of directors, by-law amendments, possible mergers, corporate control contests and other significant corporate transactions. The interests of the Port family may differ from those of other stockholders.

The Company operates in highly competitive markets.

Our marketplace, although consolidating, still includes large, fragmented industries that are highly competitive. We believe that customers and competitors may continue to consolidate over the next few years, which may make the industry even more competitive. Our current or future competitors include companies with similar or greater market presence, name recognition, and financial, marketing, and other resources, and we believe they will continue to challenge the marketplace with their product selection, financial resources, and services.

Future acquisitions are subject to integration and other risks.

We anticipate that we may, from time to time, selectively acquire additional businesses or assets. Acquisitions are accompanied by risks, such as potential exposure to unknown liabilities of acquired companies and the possible loss of key employees and customers of the acquired business. In addition, we may not obtain the expected benefits or cost savings from acquisitions. Acquisitions are subject to risks associated with financing the acquisition and integrating the operations and personnel of the acquired businesses or assets. If any of these risks materialize, they may result in disruptions to our business and the diversion of management time and attention, which could increase the costs of operating our existing or acquired businesses or negate the expected benefits of the acquisitions.

An economic or other situation that affects government and tax-supported entities could negatively impact our sales and earnings.

We sell to numerous government and tax supported entities. Any situation that impacts these funded entities or our ability to sell to these entities could have a material adverse effect on the Company.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our headquarters is located in Des Plaines, Illinois and we conduct our business from owned or leased facilities at the following locations.

				Square
Location	Segment	Function	Own/Lease	Footage

Addison, Illinois	MRO	Distribution	Own	85,800
Des Plaines, Illinois	MRO	Administration/Distribution	Own	175,000
Des Plaines, Illinois	MRO	Administration	Own	45,000
Des Plaines, Illinois	MRO/OEM	Distribution	Lease	135,000
Dallas, Texas	MRO	Distribution	Own	44,264
Fairfield, New Jersey	MRO	Distribution	Own	30,444
Independence, Ohio	MRO	Call Center	Lease	23,096
Mississauga, Ontario Canada	MRO	Distribution	Own	78,000
Vernon Hills, Illinois	MRO	Distribution	Own	107,061
Reno, Nevada	MRO	Distribution	Own	244,280
Suwanee, Georgia	MRO	Distribution	Own	91,235
Whittier, California	MRO	Administration	Lease	22,023
Houston, Texas	MRO	Dist./Warehouse/Showroom	Lease	28,000
San Jose, California	MRO	Warehouse/Showroom	Lease	6,425
Santa Ana, California	MRO	Warehouse/Showroom	Lease	5,570
Phoenix, Arizona	MRO	Warehouse/Showroom	Lease	3,750
Chatsworth, California	MRO	Warehouse/Showroom	Lease	11,300
City of Industry, California	MRO	Warehouse/Showroom	Lease	20,100
Decatur, Alabama	OEM	Manufacturing	Own	65,000
Centralia, Missouri	OEM	Warehouse	Lease	26,800
Cincinnati, Ohio	OEM	Warehouse	Lease	12,583
Dunlap, Tennessee	OEM	Warehouse	Lease	16,569
Ettrick, Wisconsin	OEM	Warehouse	Lease	9,000
Hopkinsville, Kentucky	OEM	Warehouse	Lease	3,820
Johnson City, Tennessee	OEM	Warehouse	Lease	2,000
Lenexa, Kansas	OEM	Administration/Warehouse	Lease	48,000
Memphis, Tennessee	OEM	Warehouse	Lease	26,250
Michigan City, Indiana	OEM	Warehouse	Lease	10,000
Reynosa, Mexico	OEM	Warehouse	Lease	13,778
Waite Park, Minnesota	OEM	Warehouse	Lease	2,400
Stuttgart, Arkansas	OEM	Warehouse	Lease	16,000
Willowbrook, Illinois	OEM	Administration	Lease	2,613
Nuevo Laredo, Mexico	OEM	Warehouse	Lease	24,220

The location and operation of our facilities is frequently reviewed to determine whether they meet the strategic needs of our business. We believe that our current facilities are adequate to meet our needs.

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

On August 11, 2008, in connection with the investigation, the Company entered into a Deferred Prosecution Agreement (the “DPA”) with the U.S. Attorney’s Office. An additional three people, including a former sales manager and a former sales agent were indicted on August 11, 2008 and have since pled guilty. Under the terms of the DPA, the U.S. Attorney’s Office filed a one count criminal Information charging the Company with mail fraud in the U.S. District Court for the Northern District of Illinois, but agreed to defer prosecution of such charge for three years. If the Company abides by the terms and conditions of the DPA, the U.S. Attorney’s Office will seek dismissal with prejudice of the Information within 30 days of the expiration of the three-year period.

Pursuant to the DPA, the Company agreed to a $30.0 million penalty, which includes $0.8 million of restitution, and recorded a charge of $30.0 million in the second quarter of 2008. The penalty is payable in three equal installments. The first $10.0 million payment was made in August 2008. The remaining $10.0 million payments are due in August 2009 and in August 2010. If a controlling interest in the Company is sold, any unpaid amounts shall due at the closing of the sale.

Under the DPA, the Company agreed to make restitution payments to certain customers that employed individuals who received over ten thousand dollars in payments through the Winners Choice incentive program, that employed individuals who have been or later are convicted of mail fraud as a result of Winners Choice payments, or that purchased Company merchandise from sales agents who have been or later are convicted of mail fraud for providing checks to the customer’s employees. Restitution payments were made to these customers from the Company’s first installment payment.

In conjunction with the Company’s internal investigation, several customer loyalty programs were terminated because the Company believes that these programs provided or had the potential of providing promotional considerations, such as gifts and awards, to purchasing agents that the Company deemed inappropriate. The Company has modified another customer loyalty program to limit the amount and nature of customer gifts distributed under the program. In addition, twenty-three independent agents have been terminated, a number have resigned and the Company has terminated four employees. The Company has also implemented a compliance and ethics program to prevent future abuses. Under the terms of the DPA, the Company agreed to continue to implement its compliance and ethics program.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s Common Stock is traded on the NASDAQ Global Select Market under the symbol of “LAWS.” The following table sets forth the high and low closing sale prices as reported on the NASDAQ Global Select Market along with cash dividends declared for each outstanding share during the last two years for the periods presented.

	2008			2007
			Cash Dividends			Cash Dividends
	High	Low	Paid Per Share	High	Low	Paid Per Share

First Quarter	$38.00	$23.21	$0.20	$47.00	$34.54	$0.20
Second Quarter	29.39	23.77	0.20	39.70	34.99	0.20
Third Quarter	38.49	23.90	0.20	39.05	34.81	0.20
Fourth Quarter	32.10	11.81	0.20	38.73	29.96	0.20

On March 5, 2009 the closing sales price of our common stock was $14.33 and the number of stockholders of record was 609.

Stock Price Performance Chart

Set forth below is a line graph comparing the yearly change in the cumulative total stockholder return on the Company’s common stock against the cumulative total return of the S&P SmallCap 600 Index and a peer group (the “Peer Group”) of the Company for the five prior years. The Peer Group consists of Barnes Group Inc., Fastenal Company and MSC Industrial Direct. The Company believes that the Peer Group is representative of the markets it services in terms of product sales and customers. The chart below represents the cumulative return of a hypothetical $100 invested on December 31, 2003 in stock or index, including reinvestment of dividends.

Comparison of 5 Year Cumulative Total Return
Among Lawson Products, the S&P SmallCap 600 Index and a Peer Group

	Indexed Returns Years Ending December 31,
Company Name/Index	Base Period 2003	2004	2005	2006	2007	2008
Lawson Products	100.00	154.52	118.57	146.33	123.43	76.41

S&P Smallcap 600	100.00	122.65	132.07	152.04	151.59	104.48

Peer Group	100.00	120.52	151.68	148.38	174.46	140.98

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected financial data should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto included elsewhere in this Annual Report. The income statement data and balance sheet data are for, and as of the end of each of, the years in the five-year period ended December 31, 2008, and are derived from the audited Consolidated Financial Statements of the Company.

	2008	2007	2006	2005	2004
		(Dollars in thousands, except per share data)

Net Sales(1)	$485,207	$512,543	$514,273	$443,823	$402,142

(Loss) income from continuing operations before cumulative effect of accounting change(2)(3)(4)	$(27,060)	$11,332	$13,702	$21,944	$21,570
(Loss) income from discontinued operations(5)	(571)	(703)	(729)	4,794	(145)
(Loss) income before cumulative effect of accounting change	(27,631)	10,629	12,973	26,738	21,425
Cumulative effect of accounting change, net of tax	—	—	(361)	—	—

Net (loss) income	$(27,631)	$10,629	$12,612	$26,738	$21,425

Basic (loss) income per share of common stock:
Continuing operations before cumulative effect of accounting change	$(3.18)	$1.33	$1.54	$2.42	$2.29
Discontinued operations	(0.06)	(0.08)	(0.08)	0.53	(0.02)
Cumulative effect of accounting change	—	—	(0.04)	—	—

Net (loss) income	$(3.24)	$1.25	$1.42	$2.94	$2.28

Diluted (loss) income per share of common stock:
Continuing operations before cumulative effect of accounting change	$(3.18)	$1.33	$1.54	$2.41	$2.29
Discontinued operations	(0.06)	(0.08)	(0.08)	0.53	(0.02)
Cumulative effect of accounting change	—	—	(0.04)	—	—

Net (loss) income	$(3.24)	$1.25	$1.42	$2.94	$2.27

Cash dividends declared per share	$0.80	$0.80	$0.80	$0.80	$0.72

Total assets	$270,996	$299,863	$281,292	$279,224	$260,550

Noncurrent liabilities	$64,660	$52,660	$48,320	$41,256	$37,271

Stockholders’ equity	$138,744	$174,361	$170,317	$185,425	$180,332

Notes

(1)	Results include Rutland since the date of acquisition in December 2005, accounting for net sales of $46.5 million, $54.8 million, $57.7 million and $4.3 million in 2008, 2007, 2006 and 2005, respectively.

(2)	Severance and other charges, of $9.3 million, $12.3 million and $1.2 million were recorded in 2008, 2007 and 2006, respectively.

(3)	Settlement and related charges of $31.7 million, $5.8 million and $3.2 million related to the investigation disclosed in Item 3 “Legal Proceedings” were recorded in 2008, 2007 and 2006, respectively.

(4)	The 2008 results include a $2.3 million charge for goodwill impairment.

(5)	The 2005 results include a $7.5 million after tax loss related to discontinuation of the UK business and an after tax gain of $12.2 million related to the gain on the sale of the Company’s investment in real estate.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The two principal factors affecting our 2008 results were the one-time $30.0 million DPA settlement penalty and the global economic recession and contraction in the credit markets that led to decreased customer demand throughout our industry. The duration of the recession is uncertain and industry demand is expected to continue to decline and create downward pressure on sales volume in 2009. Despite the negative effects of the economy, we were able to take steps to improve our financial condition during 2008. Operationally, we made progress in integrating previously separate businesses to allow our customers access to an expanded range of products from a single point of contact. We were able to generate cash by reducing our working capital requirements primarily through initiatives taken to improve inventory management. Additionally, the settlement with the United States Attorney’s Office for the Northern District of Illinois substantially brings to a close the uncertainty created by the investigation initiated in 2005.

SUMMARY OF FINANCIAL PERFORMANCE

	Year Ended December 31,
	2008		2007		2006
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
	(Dollars in thousands)

Net sales
MRO	$403,584	83.2%	$429,508	83.8%	$430,815	83.8%
OEM	81,623	16.8	83,035	16.2	83,458	16.2

Consolidated total	$485,207	100.0%	$512,543	100.0%	$514,273	100.0%

Gross profit
MRO	$266,371	54.9%	$284,598	55.5%	$286,519	55.7%
OEM	12,627	2.6	19,231	3.8	20,207	3.9

Consolidated total	278,998	57.5	303,829	59.3	306,726	59.6
Operating expenses:
Selling, general and administrative expenses	255,999	52.8	265,267	51.8	278,537	54.2
Settlement related costs	31,666	6.5	5,793	1.1	3,224	0.6
Severance and other charges	9,313	1.9	12,328	2.4	1,196	0.2
Impairment of goodwill	2,251	0.5	—	—	—	—
Loss on sale of equipment	—	—	—	—	806	0.1

Operating (loss) income	(20,231)	(4.2)	20,441	4.0	22,963	4.5
Other, net	(469)	(0.1)	(369)	(0.1)	2,157	0.4

(Loss) income from continuing operations before income tax expense	(20,700)	(4.3)	20,072	3.9	25,120	4.9
Income tax expense	6,360	1.3	8,740	1.7	11,418	2.2

(Loss) income from continuing operations	$(27,060)	(5.6)%	$11,332	2.2%	$13,702	2.7%

RESULTS OF OPERATIONS FOR 2008 AS COMPARED TO 2007

Sales and Gross Profit

Sales and gross profit results for the years ending December 31, 2008 and 2007 were as follows:

	Year Ended December 31,		Change
	2008	2007	Amount	%
	(Dollars in thousands)

Net sales
MRO	$403,584	$429,508	$(25,924)	(6.0)%
OEM	81,623	83,035	(1,412)	(1.7)

Consolidated	$485,207	$512,543	$(27,336)	(5.3)

Gross profit
MRO	$266,371	$284,598	$(18,227)	(6.4)%
OEM	12,627	19,231	(6,604)	(34.3)

Consolidated	$278,998	$303,829	$(24,831)	(8.2)

Gross profit margin
MRO	66.0%	66.3%
OEM	15.5	23.2
Consolidated	57.5	59.3

The 5.3% decrease in net sales to $485.2 million in 2008 compared to $512.5 million in 2007 resulted from decreases in both the MRO and OEM segments as our businesses were negatively impacted by the slowdown in the global economy. Net sales of our MRO business experienced a severe decline of 14.3% in the fourth quarter of 2008 compared to 2007 as our customers, affected by overall weakness in the economy and a much more restrictive credit environment, reduced their purchasing requirements. We expect the demand level to continue to deteriorate until the credit markets recover and the global economic environment improves. Sales were also negatively impacted by a net reduction of over 100 sales agents in 2008 compared to 2007. Net sales of our OEM segment decreased $1.4 million due to customer losses and the economic slowdown in the fourth quarter, partially offset by increased sales generated from some of our current customers.

Gross profit decreased $24.8 million to $279.0 million in 2008 primarily due to the reduction in net sales and a decline of 1.8 percentage points as a percent of sales. The decline was primarily attributable to higher product and commodity costs.

Selling, General and Administrative Expenses

Selling, general and administrative costs declined by 3.5% to $256.0 million in 2008 compared to $265.3 million in 2007 primarily due to decreases in sales commissions and compensation expenses. Selling, general and administrative costs as a percent of sales increased 1.0 percentage points to 52.8% in 2008 as fixed costs were not reduced in direct proportion to the overall decrease in net sales.

Settlement and Related Costs

Settlement costs relate to the investigation by the U.S. Attorney’s Office for the Northern District of Illinois as to whether our sales representatives provided improper gifts or awards to purchasing agents (including government purchasing agents) through our customer loyalty programs. In August 2008, in connection with the investigation, we entered into the DPA with the U.S. Attorney’s Office and agreed to pay a $30.0 million penalty. In addition to the penalty, we incurred legal and other expenses of $1.7 million in 2008 and $5.8 million in 2007 in connection with the investigation.

Severance and Other Charges

In 2008, the Company recorded $9.3 million of severance and other charges. Of this amount, $5.4 million related to severance costs associated with the departure of certain executives and operational efficiency improvement initiatives and $3.9 million related to unclaimed property liabilities primarily associated with years prior to 2003. During 2007, the Company implemented several initiatives designed to improve operating efficiencies. As a result of these initiatives, certain positions and departments were eliminated and restructured, resulting in $12.3 million of severance costs and other charges.

Impairment of Goodwill

Annually, we assess the fair value of our goodwill for impairment. Our 2008 review resulted in a $2.3 million non-cash charge to reflect the impairment of goodwill recorded in our OEM segment related to ACS.

Other Expense, Net

Other expense, net of $0.5 million in 2008 was relatively unchanged compared to 2007. A $0.2 million decrease in interest income was somewhat offset by a $0.1 million decrease in interest expense.

Income Tax Expense

The effective tax rates for continuing operations for 2008 and 2007 were (30.7)% and 43.5%, respectively. The 2008 effective tax rate reflects the effect of $29.2 million related to the penalty under the DPA which was non-deductible and a $6.1 million non-deductible expense related to a decline in the cash value of life insurance. Excluding these items, the 2008 effective tax rate would have been 43.7%.

RESULTS OF OPERATIONS FOR 2007 AS COMPARED TO 2006

Sales and Gross Profit

Sales and gross profit results for the years ending December 31, 2007 and 2006 were as follows:

	Year Ended December 31,		Change
	2007	2006	Amount	%
	(Dollars in thousands)

Net sales
MRO	$429,508	$430,815	$(1,307)	(0.3)%
OEM	83,035	83,458	(423)	(0.5)

Consolidated	$512,543	$514,273	$(1,730)	(0.3)

Gross profit
MRO	$284,598	$286,519	$(1,921)	(0.7)%
OEM	19,231	20,207	(976)	(4.8)

Consolidated	$303,829	$306,726	$(2,897)	(0.9)

Gross profit margin
MRO	66.3%	66.5%
OEM	23.2	24.2
Consolidated	59.3	59.6

The decrease in net sales to $512.5 million in 2007 compared to $514.3 million in 2006 resulted from decreases in both the MRO and OEM segments. The sales decrease for MRO businesses was primarily driven by lower sales of metalworking products due to order fulfillment problems encountered during the Reno, Nevada distribution facility expansion which was completed in December 2007. OEM sales decreased primarily due to the loss of some customer contracts.

Gross profit decreased $2.9 million to $303.8 million in 2007 compared to $306.7 million in 2006 primarily due to lower overall sales in 2007. As a percent of sales, gross profit declined by 0.3 percentage points to 59.3% in 2007 from

59.6% in 2006. The decline was primarily attributable to a change in sales mix and increased product and commodity costs compared to 2006.

MRO gross profit margins declined slightly to 66.3% in 2007 from 66.5% in 2006. The gross profit margins for the OEM segment decreased 1.0 percentage points to 23.2% in 2007 from 24.2% in 2006, principally, due to increased product costs.

Selling, General and Administrative Expenses

Selling, general and administrative costs declined by 4.8% to $265.3 million in 2007 compared to $278.5 million in 2006. As a percent of sales selling, general and administrative costs declined 2.4 percentage points to 51.8% in 2007 compared to 54.2% in 2006 primarily due to several initiatives undertaken during 2007 designed to improve operating efficiencies. The initiatives included the elimination of certain positions and restructuring of departments.

Settlement Related Costs

The Company incurred legal and other expenses of $5.8 million in 2007 and $3.2 million in 2006 in connection with the investigation by the U.S. Attorney’s office for the Northern District of Illinois related to whether Company sales representatives provided improper gifts or awards to purchasing agents (including government purchasing agents) through the Company’s customer loyalty programs.

Severance and Other Charges

The Company implemented several initiatives during 2007 designed to improve operating efficiencies. As a result of these initiatives, certain positions and departments were eliminated and restructured, resulting in $12.3 million of severance costs and other charges. The Company incurred $1.2 million of severance and other charges in 2006.

Other (Expense) Income, Net

The Company recorded $0.4 million of other expense, net in 2007 compared to $2.2 million of other income, net, in 2006. The $2.6 million increase in other expense, net was primarily due to a higher average balance on our revolving line of credit which increased our interest expense in 2007 and lower foreign currency gains realized in 2007 compared to 2006.

Income Tax Expense

The effective tax rates for continuing operations for 2007 and 2006 were 43.5% and 45.5%, respectively. The higher effective tax rate in 2006 primarily reflects adjustments related to the deductibility of the Company’s customer loyalty programs in its MRO business for tax years 2005, 2004 and 2003. Many of the customer loyalty and promotion programs in place for these years were terminated or replaced early in 2006.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities for 2008, 2007 and 2006 was $15.7 million, $11.6 million and $19.9 million, respectively. The $4.1 million increase in 2008 compared to 2007 was primarily due to improved working capital utilization which was mostly offset by a decrease in net income and the $10.0 million payment related to the DPA penalty. The $8.3 million decline in 2007 cash provided by operating activities from 2006 was due primarily to lower net income and increases in inventories, prepaid expenses and miscellaneous receivables.

Working capital at December 31, 2008 and 2007 was $90.0 million and $99.1 million, respectively. The $9.1 million decrease in working capital is primarily attributable to a $10.4 million reduction in inventory, and a $10.3 million reduction in accounts receivable, partially offset by decreases in other liabilities. Initiatives taken to improve the inventory management process led to the lower inventory balance, while increased attention to collections and a reduction in sales during the fourth quarter led to the decrease in the amount of outstanding accounts receivable.

Cash used to purchase property plant and equipment was $3.5 million in 2008 compared to $17.7 million in 2007 and $5.3 million in 2006. 2007 included $12.1 million related to the Reno, Nevada facility expansion. Capital spending was reduced in 2008 in response to the economic downturn that began in the second half of 2008.

Financing activities included a $3.3 million paydown of our line of credit in 2008 compared to $11.0 million borrowed from the line of credit in 2007. The Company paid dividends of $6.8 million, $6.8 million and $7.2 million to shareholders of its common stock in 2008, 2007 and 2006, respectively.

In October 2006, we purchased 486,493 of our common shares in a “Dutch Auction” tender offer at a cost of $20.9 million. We did not purchase any of our common stock in 2008 or 2007. At December 31, 2008, 202,780 shares remained available for purchase pursuant to the 2004 authorization by our Board of Directors to purchase up to 500,000 shares of our common stock.

In November 2008, we entered into a First Amended and Restated Credit Agreement (the “Credit Facility”) with Bank of America, N.A. The Credit Facility provides for a total commitment of $75 million in the form of revolving loans and letters of credit and matures on November 7, 2011. The interest rate for the Credit Facility bears interest at either, LIBOR plus 0.625%, or the prime rate minus 1.0%, as elected by us. The interest rate may be adjusted based on the ratio of consolidated total debt to EBITDA calculated on the basis of our most recent annual or quarterly financial statements. We had $7.7 million outstanding as of December 31, 2008 under the Credit Facility. The weighted average interest rate was 3.2% for the year ended December 31, 2008. The Credit Facility specifies certain financial covenants, including a fixed charge coverage and total debt to equity and minimum net worth calculations which must be met as of the end of each fiscal quarter. At December 31, 2008 we were in compliance with all covenants.

In March 2009 we amended the Credit Facility (the “Amended Credit Facility”), reducing the amount of the facility, adjusting the covenants and providing additional security to Bank of America, N.A. The Amended Credit Facility provides for a total commitment of $55 million. The maturity date remains November 7, 2011. The interest rate is LIBOR plus a margin of 2.0% to 3.5%, based on the ratio of total debt to EBITDA. The Amended Credit Facility contains covenants for adjusted EBITDA, as defined in the agreement, for each quarter through September 30, 2009. Commencing with the quarter ending December 31, 2009, additional covenants will be in place, including fixed charge coverage, total debt to equity and minimum net worth, as defined in the credit agreement. The Amended Credit Facility places a restriction on quarterly dividends of $0.26 million, or $1.04 million on an annual basis. The Amended Credit Facility is secured by substantially all of the assets of the Company, excluding real property and the capital stock of the Company’s subsidiaries, except for the stock of Lawson Canada. The Company paid an amendment fee of $0.1 million.

We believe that cash provided by operations and the $55 million revolving line of credit will be sufficient to fund our operating requirements, cash dividends and capital improvements for the upcoming fiscal year.

CONTRACTUAL OBLIGATIONS

Contractual obligations that will require payment over future periods are as follows:

		Payments Due In Years Ended December 31,
	Total	2009	2010 - 2011	2012 - 2013	Thereafter
	(Amounts in thousands)

Operating leases	$6,446	$2,396	$3,341	$709	$—
Capital leases	2,904	1,133	1,634	137	—
Revolving line of credit	7,700	—	7,700	—	—
Deferred compensation	11,301	1,922	3,475	1,789	4,115
Security bonus plan*	26,218	906	—	—	25,312
Severance obligation	6,111	4,889	1,222	—	—
Long term incentive plan	6,071	3,090	2,981	—	—
Purchase commitments	4,485	4,485	—	—	—
Deferred Prosecution Agreement	20,000	10,000	10,000	—	—

Total contractual cash obligations	$91,236	$28,821	$30,353	$2,635	$29,427

*	Payments to beneficiaries of the security bonus plan are made on a lump sum basis at time of retirement. Payouts for known retirement dates have been included in 2009, while payouts for unknown retirement dates are reflected in the thereafter column.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

The Company has disclosed its significant accounting policies in Note B to the Consolidated Financial Statements. The following provides supplemental information to these accounting policies as well as information on the accounts requiring more significant estimates.

Allowance for Doubtful Accounts Methodology — We evaluate the collectibility of accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings, substantial down-grading of credit ratings), a specific reserve for bad debts is recorded against amounts due to reduce the receivable to the amount we believe will be collected. For all other customers, we recognize reserves for bad debts based on our historical experience of bad debt write-offs as a percent of accounts receivable outstanding. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations), the estimates of the recoverability of amounts due to us could be revised by a material amount. In 2008, we recorded an allowance reserve equal to 3% of our trade receivables outstanding. A hypothetical change of one percent to our reserve allowance would have affected our annual doubtful accounts expense by approximately $0.5 million.

Inventory Reserves — We carry a significant amount of inventory as part of our strategy to fulfill the vast majority of our customers’ orders the same day received. However, this strategy increases the chance that portions of the inventory have lost value through obsolescence or becoming slow-moving or excess. To reduce inventory to a lower of cost or market value, we record a reserve for slow-moving and obsolete inventory. Obsolete and slow-moving inventory is monitored by examining reports of parts which have not been sold for extended periods. If experience or market conditions change, estimates of the reserves needed could be revised by a material amount. In 2008, we have an allowance reserve of $10.1 million equal to approximately 10% of our total inventory. A hypothetical change of one percent to our reserve allowance would have affected our selling, general and administrative expenses by approximately $1.0 million.

Income Taxes — Deferred tax assets and liabilities are determined based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We record a provision for income taxes based on domestic and international statutory income tax rates and tax planning opportunities in the jurisdictions in which we operate. Significant judgment is required in determining income tax provisions as well as deferred tax asset and liability balances, including the estimation of valuation allowances and the evaluation of tax positions.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Through one of our subsidiaries, we distribute products in Canada. The functional currency of this subsidiary is the Canadian dollar which is translated into U.S. dollars when included in our consolidated financial statements. Therefore, we are exposed to market risk relating to the change in the value of the Canadian dollar relative to the U.S. dollar. A hypothetical 10% change in the Canadian foreign currency exchange rate would have affected our 2008 net sales by $3.2 million and total assets by $2.0 million.

We are exposed to investment market risk relating to changes in the value of the $18.0 million cash value of life insurance asset. This exposure is mostly offset by the $10.8 million value of the deferred compensation liability. A hypothetical 10% increase or decrease in the investment portfolios of both the cash value of life insurance asset and the deferred compensation liability would have affected our net income by $0.7 million.

At December 31, 2008, we had a $7.7 million outstanding balance on our revolving line of credit. The market risk of a one percentage point change in the LIBOR or Prime interest rates would be immaterial to our operating results.

We are exposed to market risk relating to increased commodity and energy costs affecting the production costs of our vendors. Those vendors typically look to pass their increased costs along to us and if we are unable to fully pass these costs through to our customers or to modify our activities, the impact would have an adverse effect on our operating profit margins.

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

The Company’s management conducted an evaluation, with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of its internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on the evaluation described above and using the COSO criteria, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Ernst & Young LLP, the Company’s independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, which is included herein, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

To the Stockholders and Board of Directors
Lawson Products, Inc.

We have audited Lawson Products, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO” criteria). Lawson Products, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In our opinion, Lawson Products, Inc. maintained in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lawson Products, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 11, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
March 11, 2009

Report of Independent Registered Public Accounting Firm
on Consolidated Financial Statements

To the Stockholders and Board of Directors
Lawson Products, Inc.

We have audited the accompanying consolidated balance sheets of Lawson Products, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lawson Products, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lawson Products, Inc’s. internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2009, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
March 11, 2009

Lawson Products, Inc.

Consolidated Balance Sheets

	December 31,
	2008	2007
	(Dollars in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$4,300	$1,671
Accounts receivable, less allowance for doubtful accounts of $1,680 and $1,376 respectively	48,634	58,882
Inventories	86,435	96,785
Miscellaneous receivables and prepaid expenses	11,812	10,303
Deferred income taxes	6,127	3,226
Discontinued current assets	296	1,064

Total current assets	157,604	171,931
Property, plant and equipment, less accumulated depreciation and amortization	47,783	53,031
Other assets:
Cash value of life insurance	17,970	23,702
Deferred income taxes	18,159	21,344
Goodwill	25,748	27,999
Other	3,732	1,856

Total assets	$270,996	$299,863

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$—	$11,000
Accounts payable	16,334	16,266
Settlement payable — current	10,000	—
Accrued expenses and other liabilities	41,205	45,254
Discontinued current liabilities	53	322

Total current liabilities	67,592	72,842

Noncurrent liabilities and deferred credits
Revolving line of credit	7,700	—
Security bonus plan	26,218	25,491
Deferred compensation	11,301	19,119
Settlement payable — noncurrent	10,000	—
Other	9,441	8,050

	64,660	52,660

Commitments and contingencies — Note L
Stockholders’ equity:
Preferred stock, $1 par value:
Authorized — 500,000 shares, Issued and outstanding — None	—	—
Common stock, $1 par value:
Authorized — 35,000,000 shares, Issued and outstanding — 8,522,001 shares	8,522	8,522
Capital in excess of par value	4,774	4,774
Retained earnings	126,158	160,606
Accumulated other comprehensive (loss) income	(710)	459

Stockholders’ equity:	138,744	174,361

Total liabilities and stockholders’ equity	$270,966	$299,863

See notes to Consolidated Financial Statements

Lawson Products, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands, except per share data)

Net sales	$485,207	$512,543	$514,273
Cost of goods sold	206,209	208,714	207,547

Gross profit	278,998	303,829	306,726
Operating expenses:
Selling, general and administrative expenses	255,999	265,267	278,537
Settlement and related costs	31,666	5,793	3,224
Severance and other charges	9,313	12,328	1,196
Impairment of goodwill	2,251	—	—
Loss on sale of equipment	—	—	806

Operating (loss) income	(20,231)	20,441	22,963
Interest and dividend income	47	255	513
Interest expense	(789)	(910)	(150)
Other income, net	273	286	1,794

(Loss) income from continuing operations before income taxes and cumulative effect of accounting change	(20,700)	20,072	25,120
Income tax expense	6,360	8,740	11,418

(Loss) income from continuing operations before cumulative effect of accounting change	(27,060)	11,332	13,702
Discontinued operations, net	(571)	(703)	(729)

(Loss) income before cumulative effect of accounting change	(27,631)	10,629	12,973
Cumulative effect of accounting change, net of tax	—	—	(361)

Net (loss) income	$(27,631)	$10,629	$12,612

Basic (loss) income per share of common stock:
Continuing operations before cumulative effect of accounting change	$(3.18)	$1.33	$1.54
Discontinued operations	(0.06)	(0.08)	(0.08)
Cumulative effect of accounting change	—	—	(0.04)

Net (loss) income	$(3.24)	$1.25	$1.42

Diluted (loss) income per share of common stock:
Continuing operations before cumulative effect of accounting change	$(3.18)	$1.33	$1.54
Discontinued operations	(0.06)	(0.08)	(0.08)
Cumulative effect of accounting change	—	—	(0.04)

Net (loss) income	$(3.24)	$1.25	$1.42

See notes to Consolidated Financial Statements

Lawson Products, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

				Accumulated
	Common	Capital in		Other
	Stock,	Excess of	Retained	Comprehensive	Comprehensive
	$1 Par Value	Par Value	Earnings	(Loss) Income	Income (Loss)
	(Dollars in thousands)

Balance at January 1, 2006	$8,972	$4,137	$172,668	$(352)
Net income	—	—	12,612	—	$12,612
Other comprehensive income, net of tax:
Adjustment for foreign currency translation	—	—	—	(609)	(609)

Comprehensive income for the year					$12,003

Cash dividends declared	—	—	(7,098)	—
Stock issued under employee stock plans	35	870	—	—
Purchase and retirement of common stock	(486)	(258)	(20,174)	—

Balance at December 31, 2006	8,521	4,749	158,008	(961)
Net income	—	—	10,629	—	$10,629
Other comprehensive income, net of tax:
Cumulative translation adjustment related to closure of Mexico operations	—	—	—	403	403
Adjustment for foreign currency translation	—	—	—	1,017	1,017

Comprehensive income for the year					$12,049

Adjustment for FIN 48 adoption	—	—	(1,213)	—
Cash dividends declared	—	—	(6,818)	—
Stock issued under employee stock plans	1	25	—	—

Balance at December 31, 2007	8,522	4,774	160,606	459
Net loss	—	—	(27,631)	—	$(27,631)
Other comprehensive loss, net of tax:
Adjustment for foreign currency translation	—	—	—	(1,169)	(1,169)

Comprehensive loss for the year	—	—	—	—	$(28,800)

Cash dividends declared	—	—	(6,817)	—

Balance at December 31, 2008	$8,522	$4,774	$126,158	$(710)

See notes to Consolidated Financial Statements

Lawson Products, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Operating activities
Net (loss) income	$(27,631)	$10,629	$12,612
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	8,282	7,435	7,544
Provision for allowance for doubtful accounts	1,481	954	594
Deferred income taxes	912	(1,456)	(4,309)
Deferred compensation and security bonus plans	(526)	5,000	6,593
Payments under deferred compensation and security bonus plans	(6,255)	(4,922)	(3,285)
Stock based compensation	(843)	(427)	2,482
Provision for settlement	30,000	—	—
Settlement payment	(10,000)	—	—
Impairment of goodwill	2,251	—	—
Loss on sale of equipment	56	—	806
Changes in operating assets and liabilities:
Accounts receivable	7,956	1,120	(991)
Inventories	9,368	(5,955)	(11,723)
Prepaid expenses and other assets	2,276	(5,732)	(357)
Accounts payable and accrued expenses	(3,101)	(387)	7,664
Other	1,512	5,289	2,255

Net cash provided by operating activities	15,738	11,548	19,885

Investing activities
Purchases of property, plant and equipment	(3,549)	(17,694)	(5,291)
Other	36	90	631

Net cash used for investing activities	(3,513)	(17,604)	(4,660)

Financing activities
Net (payments on ) proceeds from revolving line of credit	(3,300)	11,000	—
Dividends paid	(6,817)	(6,817)	(7,189)
Purchases of common stock	—	—	(20,919)
Proceeds from other common stock transactions	—	26	906

Net cash (used for) provided by financing activities	(10,117)	4,209	(27,202)

Increase (decrease) in cash and cash equivalents	2,108	(1,847)	(11,977)
Cash and cash equivalents at beginning of year	2,473	4,320	16,297

Cash and cash equivalents at end of year	4,581	2,473	4,320
Cash held by discontinued operations	(281)	(802)	(929)

Cash and cash equivalents held by continuing operations at end of year	$4,300	$1,671	$3,391

See notes to Consolidated Financial Statements

Lawson Products, Inc.

Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Note A —	Description of Business

Lawson Products, Inc. (“Lawson” or the “Company”) is a North American distributor and marketer of systems, services and products to the industrial, commercial and institutional maintenance, repair and operations (“MRO”) marketplace. The Company also manufactures sells and distributes specialized component parts to the original equipment marketplace (“OEM”).

Note B —	Summary of Significant Accounting Policies

Principles of Consolidation — The accompanying consolidated financial statements include the accounts and transactions of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition — Revenue includes product sales, billings for freight and handling charges and fees earned for services provided. Sales and associated cost of goods sold are generally recognized when products are shipped and title passes to customers. We accrue for returns under the guidance of Statement of Financial Accounting Standards (“SFAS”) No. 48, Revenue Recognition When Right of Return Exists, based on historical evidence of rates of return.

Shipping and Handling Fees and Costs — Costs related to shipping and handling fees are included on the Consolidated Statements of Operations in the caption “Selling, general and administrative expenses”. Shipping and handling fees charged to customers are included in the caption “Net sales” and totaled $18,624, $17,130 and $16,819 in 2008, 2007 and 2006, respectively.

Cash Equivalents — The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Allowance for Doubtful Accounts Methodology — The Company evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings, substantial down-grading of credit ratings), a specific reserve for bad debts is recorded against amounts due to reduce the receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes reserves for bad debts based on the Company’s historical experience of bad debt write-offs as a percent of accounts receivable outstanding. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations), the estimates of the recoverability of amounts due the Company could be revised by a material amount.

Inventories — Inventories which consist principally of finished goods are stated at the lower of cost (first-in, first-out method) or market. To reduce inventory to a lower of cost or market value, the Company records a reserve for slow-moving and obsolete inventory based on historical experience and monitoring current inventory activity.

Property, Plant and Equipment — Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation expense is computed by the straight-line method for buildings and improvements using useful lives of 20 to 30 years and using the double declining balance method for machinery and equipment, furniture and fixtures and vehicles using useful lives of 3 to 10 years. Amortization of capitalized leases is included in depreciation expense. Depreciation expense was $5,357, $4,308 and $4,568 for 2008, 2007 and 2006, respectively. Capitalized software is amortized over estimated useful lives of 3 to 5 years using the straight-line method. Amortization expense of capitalized software was $2,675, $2,877 and $2,726 for 2008, 2007 and 2006, respectively.

Stock-Based Compensation — The Company adopted SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”) on January 1, 2006 using the modified prospective method. The adoption resulted in recording a $361 Cumulative effect of accounting change, net of tax in the Consolidated Statements of Operations for the year

Lawson Products, Inc.

Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data) — (Continued)

ended December 31, 2006. Under SFAS No. 123(R), share based compensation is valued at its fair value at the grant date and the expense is recognized over the vesting period. Fair value is re-measured each reporting period for liability classified awards.

Goodwill and Other Intangibles — Goodwill represents the cost of business acquisitions in excess of the fair value of identifiable net tangible and intangible assets acquired. Intangible assets with a finite life are amortized on a straight-line basis over the asset’s useful life. Goodwill and other intangible assets with indeterminate lives are assessed for impairment at least annually or more often if triggering events occur.

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

Significant judgment is required in determining income tax provisions under SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”) and in evaluating tax positions. In the normal course of business, the Company and its subsidiaries are examined by various Federal, State and foreign tax authorities. The Company regularly assesses the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. The Company continually assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a revision become known.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. In addition, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. As a result of the implementation of FIN 48, the Company recorded at the date of adoption an additional liability of $1,213 for unrecognized tax benefits relating to uncertain tax positions which was accounted for as a reduction to the January 1, 2007 balance of retained earnings

Earnings Per Share — Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution from the exercise or conversion of stock options into common stock.

Foreign Currency — The accounts of foreign subsidiaries are measured using the local currency as the functional currency. All balance sheet amounts have been translated into U.S. dollars using the exchange rates in effect at the applicable period end. Income statement amounts have been translated using the average exchange rate for the applicable period. The gains and losses resulting from the changes in exchange rates from the translation of subsidiary accounts in local currency to U.S. dollars have been reported as a component of “Accumulated other comprehensive income” in the Consolidated Balance Sheets. Foreign currency transaction gains and losses result from the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. These gains and losses are included in the Consolidated Statements of Operations and were immaterial for all years presented.

Lawson Products, Inc.

Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data) — (Continued)

Use of Estimates — Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Reclassifications — Certain amounts related to freight charges billed to customers and the addition of the settlement and related costs line item have been reclassified in the 2007 and 2006 financial statements to conform with the 2008 presentation. The reclassifications did not affect operating income. The following financial statement line items in the Consolidated Statements of Operations were affected by the reclassification for the years ended December 31, 2007 and 2006:

		Reclassifications
	As Originally	Billed	Settlement
	Reported	Freight	Charges	As Adjusted

2007
Net sales	$509,695	$2,848	—	$512,543
Gross profit	300,981	2,848	—	303,829
Selling, general and administrative expenses	268,212	2,848	(5,793)	265,267
Settlement and related costs	—	—	5,793	5,793
2006
Net sales	$511,377	$2,896	—	$514,273
Gross profit	303,830	2,896	—	306,726
Selling, general and administrative expenses	278,780	2,896	(3,139)	278,537
Settlement and related costs	—	—	3,224	3,224
Severance and other charges	1,281	—	(85)	1,196

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of our 2009 fiscal year, as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis. We do not expect the adoption to have a material impact on our financial statements.

In December 2007, the FASB issued SFAS 141(R), Business Combinations. SFAS 141(R) establishes principles and requirements for an acquirer, which improves the relevance, representational faithfulness and comparability of information provided by a reporting entity in its financial reports about business combinations and its effects. SFAS 141(R) is effective prospectively to business combinations as of the beginning of our 2009 fiscal year. We do not expect the adoption to have a material impact on our financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements (an amendment of ARB No. 51). SFAS 160 establishes accounting and reporting standards designed to improve the relevance, comparability and transparency of the financial information provided in a reporting entity’s consolidated financial statements. SFAS 160 is effective as of the beginning of our 2009 fiscal year. Currently, we do not expect the adoption to have a material impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which is an amendment of FASB Statement No. 133. This statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This statement is effective as of the beginning of our 2009 fiscal year. Based on current conditions, we do not expect the adoption of SFAS 161 to have a significant impact on our financial statements.

Lawson Products, Inc.

Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data) — (Continued)

Note C —	Inventories

Components of inventories were as follows:

	December 31,
	2008	2007

Finished goods	$92,565	$102,410
Work in progress	1,791	1,885
Raw materials	2,146	2,514

Total	96,502	106,809
Reserve for obsolete and excess inventory	(10,067)	(10,024)

	$86,435	$96,785

Note D —	Property, Plant and Equipment

Components of property, plant and equipment were as follows:

	December 31,
	2008	2007

Land	$9,197	$9,444
Buildings and improvements	54,069	54,333
Machinery and equipment	32,754	32,142
Furniture and fixtures	6,708	6,384
Vehicles	354	414
Capitalized software	13,246	14,563
Capital leases	3,736	3,342
Construction in progress	1,014	924

	121,078	121,546
Accumulated depreciation and amortization	(73,295)	(68,515)

	$47,783	$53,031

Note E —	Goodwill

The Company reviews goodwill annually for impairment as required by SFAS 142, Accounting for Goodwill and Other Intangible Assets. Goodwill impairment is deemed to exist if the carrying amount of a reporting unit exceeds its estimated fair value and the carrying amount of the goodwill exceeds its estimated fair value. In the fourth quarter of 2008 the Company determined, based on market prices of comparable businesses and forecasted discounted cash flows, that the goodwill associated with its OEM segment was impaired and recorded a non-cash charge of $2,251 for the year ended December 31, 2008.

Goodwill by business segment consisted of the following:

	MRO	OEM	Total

Balance at December 31, 2007 and 2006	$25,748	$2,251	$27,999
Impairment loss	—	(2,251)	(2,251)

Balance at December 31, 2008	$25,748	$—	$25,748

Lawson Products, Inc.

Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data) — (Continued)

Note F —	Other Intangibles

Intangible assets, included in other assets on the Consolidated Balance Sheets at December 31, 2008 and 2007 consisted of the following:

	December 31, 2008			December 31, 2007
			Net			Net
	Gross	Accumulated	Carrying	Gross	Accumulated	Carrying
	Balance	Amortization	Amount	Balance	Amortization	Amount

Trademarks and tradenames	$1,400	$787	$613	$1,400	$737	$663
Non-compete covenant	1,000	600	400	1,000	400	600

	$2,400	$1,387	$1,013	$2,400	$1,137	$1,263

Trademarks and tradenames are amortized over 20 years. The non-compete covenant is being amortized over 5 years. Amortization expense, all of which is included in the MRO segment, for these intangible assets was $250 per year for 2008, 2007 and 2006 and is expected to be $250 per year for 2009 and 2010 and $50 per year thereafter until the trademarks and tradenames are fully amortized.

Note G —	Income Taxes

(Loss) income from continuing operations before income taxes and cumulative effect of accounting change for the years ended December 31, consisted of the following:

	Year Ended December 31,
	2008	2007	2006

United States	$(23,901)	$15,741	$20,446
Canada	3,201	4,331	4,674

	$(20,700)	$20,072	$25,120

Provisions (benefit) for income taxes from continuing operations for the years ended December 31, consisted of the following:

	Year Ended December 31,
	2008	2007	2006

Current income tax:
U.S. Federal	$2,920	$6,485	$11,438
U.S. State	666	1,960	3,025
Canada	915	1,544	1,264

Total	$4,501	9,989	15,727

Deferred income tax (benefit):
U.S. Federal	$1,874	$(1,500)	$(4,281)
U.S. State	21	177	(489)
Canada	(36)	74	461

Total	$1,859	$(1,249)	$(4,309)

Total income tax:
U.S. Federal	$4,794	$4,985	$7,157
U.S. State	687	2,137	2,536
Canada	879	1,618	1,725

Total	$6,360	$8,740	$11,418

Lawson Products, Inc.

Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data) — (Continued)

The reconciliation between the effective income tax rate and the statutory federal rate for continuing operations was as follows:

	Year Ended December 31,
	2008	2007	2006

Statutory federal rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit	(3.7)	7.4	7.8
Settlement penalty	(49.3)	—	—
Canadian subsidiaries	0.2	0.2	0.4
Executive life insurance	(10.3)	(3.4)	(3.0)
Non-deductible promotion expense	—	—	7.7
Other items, net	(2.6)	4.3	(2.4)

Provision for income taxes	(30.7)%	43.5%	45.5%

Income taxes paid for the years ended December 31, 2008, 2007, and 2006 amounted to $7,008, $13,958 and $11,284, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company also has a $8,154 capital loss carryforward remaining related to the 2003 sale of the Company’s UK MRO business and the closure of its Mexico operations. A valuation allowance is recorded for all of the capital loss carryforward due to the uncertainty of the Company’s ability to realize the capital loss against future capital gains prior to expiration in 2008.

Significant components of the Company’s deferred tax assets and liabilities as of December 31 were as follows:

	December 31,
	2008	2007

Deferred tax assets:
Compensation and benefits	$20,879	$25,075
Inventories	6,142	4,122
Capital loss	2,854	3,337
Accounts receivable	594	503
Property, plant & equipment	260	230
Other	903	—

Total deferred tax assets	31,632	33,267
Valuation allowance for deferred tax assets	(2,854)	(3,337)

Net deferred tax assets	28,778	29,930

Deferred tax liabilities:
Goodwill	3,687	3,259
Other	805	2,101

Total deferred liabilities	4,492	5,360

Total net deferred assets	$24,286	$24,570

Net deferred tax assets:
Net current deferred income taxes	6,127	3,226
Net noncurrent deferred income taxes	18,159	21,344

	$24,286	$24,570

Lawson Products, Inc.

Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data) — (Continued)

Net deferred tax assets include the tax impact of items in comprehensive income of $382 and $(247) at December 31, 2008 and 2007, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2008	2007

Balance at beginning of year	$923	$4,059
Additions for tax positions of current year	248	—
Additions for tax positions of prior years	1,799	1,029
Reductions for tax positions of prior years	—	(2,010)
Settlements	—	(2,155)

Balance at end of year	$2,970	$923

The recognition of the $2,970 unrecognized tax benefits would have a favorable effect on the effective tax rate. Due to the uncertainty of both timing and resolution of income tax examinations, the Company is unable to determine whether any amounts included in the December 31, 2008 balance of unrecognized tax benefits represent tax positions that could significantly change during the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. At December 31, 2008, the Company had accrued $1,793 for the potential payment of interest and penalties related to unrecognized tax benefits.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and Canadian jurisdictions. As of December 31, 2008, the Company is subject to income tax examinations for the tax years 2000 through 2007.

Note H —	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	December 31,
	2008	2007

Salaries, commissions and other compensation	$15,498	$18,386
Accrued severance	4,889	4,344
Accrued and withheld taxes, other than income taxes	2,774	3,101
Accrued profit sharing contributions	2,372	3,952
Accrued stock performance rights	1,206	2,098
Accrued self-insured health benefits	2,630	2,548
Cash dividends payable	1,704	1,704
Other	10,132	9,121

	$41,205	$45,254

Note I —	Revolving Line of Credit

In November 2008 the Company entered into a First Amended and Restated Credit Agreement (the “Credit Facility”) with Bank of America, N.A. The Credit Facility provides for a total commitment of $75 million in the form of revolving loans and letters of credit and matures on November 7, 2011. The interest rate for the Credit Facility bears interest at either, LIBOR plus 0.625%, or the prime rate minus 1.0%, as elected by the Company. The

Lawson Products, Inc.

Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data) — (Continued)

interest rate may be adjusted based on the Company’s ratio of consolidated total debt to EBITDA calculated on the basis of the Company’s most recent annual or quarterly financial statements. The Credit Facility also specifies unused commitment fees that are assessed based on the average unused balance and the Company’s ratio of total debt to EBITDA. The Credit Facility is secured by a pledge of 65% of the capital stock of the Company’s subsidiary, Lawson Products, Inc. (Ontario) (“Lawson Canada”). The Credit Facility specifies certain financial covenants, including a fixed charge coverage and total debt to equity calculation which must be met as of the end of each fiscal quarter. At December 31, 2008 the Company was in compliance with all covenants.

The Company had $7,700 outstanding under the revolving line at December 31, 2008 and paid interest of $535, $910 and $150 in 2008, 2007 and 2006, respectively. The weighted average interest rate charged on the outstanding balance of the Credit Facility was 3.2% for the year ended December 31, 2008.

In March 2009 the Company amended the Credit Facility (the “Amended Credit Facility”), reducing the amount of the facility, adjusting the covenants and providing additional security to Bank of America, N.A. The Amended Credit Facility provides for a total commitment of $55.0 million. The maturity date remains November 7, 2011. The interest rate is LIBOR plus a margin of 2.0% to 3.5%, based on the ratio of total debt to EBITDA. The Amended Credit Facility contains covenants for adjusted EBITDA, as defined in the agreement, for each quarter through September 30, 2009. Commencing with the quarter ending December 31, 2009, additional covenants will be in place, including fixed charge coverage, total debt to equity and minimum net worth, as defined in the credit agreement. The Amended Credit Facility places a restriction on quarterly dividends of $260, or $1,040 on an annual basis. The Amended Credit Facility is secured by substantially all of the assets of the Company, excluding real property and the capital stock of the Company’s subsidiaries, except for the stock of Lawson Canada. The Company paid an amendment fee of $100.

Note J —	Reserve for Severance

Severance charges related to management realignment and reorganization of $5,378, $10,886 and $1,196 were recorded in 2008, 2007 and 2006, respectively. The severance costs are primarily related to the MRO segment. The table below shows the changes in the Company’s reserve for severance and related payments.

	Year Ended December 31,
	2008	2007	2006

Beginning balance	$7,058	$962	$216
Charged to earnings	5,378	10,886	1,196
Cash paid	(6,264)	(4,670)	(297)
Adjustment to reserves	(61)	(120)	(153)

Ending balance	$6,111	$7,058	$962

Accrued severance charges were included in the line items of the Consolidated Balance Sheets at December 31, 2008 and 2007 as follows:

	December 31,
	2008	2007

Accrued severance included in:
Accrued expenses and other liabilities	$4,889	$4,344
Noncurrent other	1,222	2,714

Total accrued severance	$6,111	$7,058

The Company anticipates the remaining benefits outstanding as of December 31, 2008 will be substantially paid out by the end of 2010.

Lawson Products, Inc.

Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data) — (Continued)

Note K —	Retirement and Security Bonus Plans

The Company has a retirement plan with a profit sharing feature for certain office and warehouse personnel. The amounts of the company’s annual contributions are determined by the board of directors subject to limitations based upon operating results. Provisions for the profit sharing plan were $2,216, $3,997 and $4,152 for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company provides 401(k) defined contribution benefit plans to give employees a pre-tax investment vehicle to save for retirement. Matching funds contributed by the Company’s subsidiaries amounted to $169, $160 and $154 in the years ended December 31, 2008, 2007 and 2006.

The Company has a security bonus plan for the benefit of its independent sales agents, under the terms of which participants are credited with a percentage of their yearly earnings. The aggregate amounts credited to participants’ accounts vest 25% after five years and an additional 5% vests each year thereafter. For financial reporting purposes, amounts are charged to operations over the vesting period. Provisions for the security bonus plan were $2,641, $2,093 and $3,364 for the years ended December 31, 2008, 2007 and 2006, respectively.

Note L —	Commitments and Contingencies

Lease Commitments

Total rental expense for the years ended December 31, 2008, 2007 and 2006 amounted to $3,479, $4,126 and $4,355, respectively. The Company’s future minimum lease commitments, principally for facilities and equipment, as of December 31, 2008, were as follows:

Year Ended December 31,	Operating Leases	Capital Leases

2009	$2,396	$1,133
2010	2,055	933
2011	1,286	701
2012	709	137
2013 and thereafter	—	—

Total	$6,446	$2,904

Litigation

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

On August 11, 2008, in connection with the investigation, the Company entered into a Deferred Prosecution Agreement (the “DPA”) with the U.S. Attorney’s Office. An additional three people, including a former sales manager and a former sales agent were indicted on August 11, 2008 and have since pled guilty. Under the terms of the DPA, the U.S. Attorney’s Office filed a one count criminal Information charging the Company with mail fraud in

Lawson Products, Inc.

Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data) — (Continued)

the U.S. District Court for the Northern District of Illinois, but would defer prosecution of such charge for three years. If the Company abides by the terms and conditions of the DPA, the U.S. Attorney’s Office will seek dismissal with prejudice of the Information within 30 days of the expiration of the three-year period.

Pursuant to the DPA, the Company agreed to a $30,000 penalty, which includes $806 of restitution, and recorded a charge of $30,000 in the second quarter of 2008. The penalty is payable in three equal installments. The first $10,000 payment was made in August 2008. The remaining $10,000 payments are due in August 2009 and in August 2010. If a controlling interest in the Company is sold, any unpaid amounts shall be accelerated and due at the closing of the sale.

Other

In November 2008, the Company became aware that it had not properly withheld state income tax from a small number of employees in approximately 15 states. The Company may have exposure for penalties and interest for state income taxes withholdings and payroll tax returns, however, since the amount is subject to further analysis and interpretations by state taxing jurisdictions, the Company is unable to reasonably estimate the amount of the exposure at this time.

Note M —	Stock Performance Plan

The Stock Performance Plan (the “Plan”), provides for the issuance of incentive compensation to non-employee directors, officers and key employees including in the form of stock performance rights (“SPRs”). The Plan is administered by the Compensation Committee of the Board of Directors.

Stock Performance Rights

The Company grants SPRs pursuant to the Plan to selected employees and outside directors. The SPRs have a ten-year life and vest ratably over three years beginning on the first anniversary of the date of the grant. The SPRs entitle the recipient to receive a cash payment equal to the excess of the market value of the Company’s common stock over the SPR exercise price when the SPRs are surrendered.

Employees and non-employee directors who are retirement eligible, defined as age 65 or older, are permitted to retain their awards after retirement and exercise them during the remaining contractual life. Grants of SPRs, with the retirement eligible provision, are recognized as expense on the grant date.

As required by SFAS 123(R), the SPRs outstanding have been remeasured at fair value using the Black-Scholes valuation model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. The weighted-average estimated value of SPRs outstanding as of December 31, 2008 was $6.12 per SPR using the Black-Scholes valuation model with the following assumptions:

Expected volatility	51.0% to 88.8%
Risk-free interest rate	0.4% to 1.6%
Expected term (in years)	1.0 to 5.4
Expected annual dividend	$0.80

The expected volatility was based on the historic volatility of the Company’s stock price commiserate with the expected life of the SPR. The risk-free rate of return reflects the weighted average interest rate offered for zero coupon treasury bonds over the expected life of the SPR. The expected life represents the period of time that options granted are expected to be outstanding and was calculated using the simplified method prescribed by the SEC Staff Accounting Bulletin No. 107. The estimated annual dividend was based on the recent dividend payout trend.

Compensation (income) expense, included in selling, general and administrative expenses for SPRs was $(843), $(427) and $2,482 for the years ended December 31, 2008, 2007 and 2006, respectively. Cash paid out due to the exercise of SPRs was $49, $51 and $1,236 for the years ended December 31, 2008, 2007 and 2006, respectively.

Lawson Products, Inc.

Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data) — (Continued)

Activity related to the Company’s SPRs during the year ended 2008 was as follows:

	Number	Average
	of SPRs	Exercise Price

Outstanding on December 31, 2007	209,250	$34.17
Granted	151,500	25.82
Exercised	(28,250)	27.10
Cancelled	(24,900)	25.57

Outstanding on December 31, 2008	307,600	31.40

Exercisable on December 31, 2008	180,270	$33.95

The SPRs outstanding had no aggregate intrinsic value as of December 31, 2008 since all exercise prices exceeded the market price of the Company’s stock at that date. Unrecognized compensation cost related to non-vested SPRs was $590 at December 31, 2008, which will be recognized over a weighted average period of 1.9 years. During the year ended December 31, 2008, 39,467 SPRs vested. At December 31, 2008, the weighted average remaining contractual term was 7.2 years for all outstanding SPRs and 5.9 years for the SPRs that are exercisable.

Stock Options

As of December 31, 2008 and 2007, the Company had 5,000 fully vested outstanding stock options with an average exercise price of $23.11 and an immaterial aggregate intrinsic value. The options have a weighted average remaining contractual term of 1.3 years. There was no compensation expense related to stock options in 2008, 2007 or 2006. The Company’s stock option plan expired in 2006.

Lawson Products, Inc.

Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data) — (Continued)

Note N —	(Loss) Earnings Per Share

The computation of basic and diluted (loss) earnings per share consisted of the following (shares in thousands):

	Year Ended December 31,
	2008	2007	2006

Weighted average shares
Basic weighted average shares outstanding	8,522	8,522	8,878
Dilutive stock options outstanding	—	2	2

Diluted weighted average shares outstanding	8,522	8,524	8,880

(Loss) Earnings
(Loss) income from continuing operations before cumulative effect of accounting change	$(27,060)	$11,332	$13,702
Loss from discontinued operations	(571)	(703)	(729)
Cumulative effect of accounting change, net of tax	—	—	(361)

Net (loss) income	$(27,631)	$10,629	$12,612

Basic (loss) earnings per share of common stock
(Loss) income from continuing operations before cumulative effect of accounting change	$(3.18)	$1.33	$1.54
Loss from discontinued operations	(0.06)	(0.08)	(0.08)
Cumulative effect of accounting change, net of tax	—	—	(0.04)

Net (loss) income	$(3.24)	$1.25	$1.42

Diluted (loss) earnings per share of common stock
(Loss) income from continuing operations before cumulative effect of accounting change	$(3.18)	$1.33	$1.54
Loss from discontinued operations	(0.06)	(0.08)	(0.08)
Cumulative effect of accounting change, net of tax	—	—	(0.04)

Net (loss) income	$(3.24)	$1.25	$1.42

The effect of future stock option exercises for the year ended December 31, 2008 would have been anti-dilutive and, therefore, was excluded from the computation of diluted earnings per share.

Note O —	Segment Reporting

The Company has two reportable segments:  MRO and OEM. The Company’s MRO segment is a distributor and marketer of systems, services and products to the industrial, commercial, institutional, and governmental maintenance repair and operations marketplace. The Company’s OEM segment manufactures, sells and distributes production and specialized component parts to the original equipment marketplace. The Company’s two reportable segments are distinguished by the nature of products distributed and sold, types of customers and manner of servicing them. The Company evaluates performance and allocates resources to reportable segments primarily based on operating income.

Lawson Products, Inc.

Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data) — (Continued)

Financial information for the Company’s reportable segments from continuing operations consisted of the following:

	Year Ended December 31,
	2008	2007	2006

Net sales
MRO	$403,584	$429,508	$430,815
OEM	81,623	83,035	83,458

Consolidated total	$485,207	$512,543	$514,273

Operating income (loss)
MRO	$26,174	$34,366	$22,962
OEM	(3,175)	4,196	5,227
Settlement and related costs	(31,666)	(5,793)	(3,224)
Severance and other charges	(9,313)	(12,328)	(1,196)
Impairment of goodwill	(2,251)	—	—
Loss on sale of equipment	—	—	(806)

Consolidated total	(20,231)	20,441	22,963
Interest and dividend income	47	255	513
Interest expense	(789)	(910)	(150)
Other, net	273	286	1,794

(Loss) income from continuing operations before income taxes and cumulative effect of accounting change	$(20,700)	$20,072	$25,120

Capital expenditures
MRO	$2,809	$16,943	$4,710
OEM	740	751	581

Consolidated total	$3,549	$17,694	$5,291

Depreciation and amortization
MRO	$7,509	$6,692	$6,782
OEM	773	743	762

Consolidated total	$8,282	$7,435	$7,544

Total assets
MRO	$202,413	$221,274	$204,852
OEM	44,000	52,955	50,408

Segment total	246,413	274,229	255,260
Corporate	24,287	24,570	23,879

Consolidated total	$270,700	$298,799	$279,139

Lawson Products, Inc.

Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data) — (Continued)

Financial information related to the Company’s continuing operations by geographic area consisted of the following:

	Year Ended December 31,
	2008	2007	2006

Net sales
United States	$455,028	$482,491	$485,591
Canada	30,179	30,052	28,682

Consolidated total	$485,207	$512,543	$514,273

Long lived assets
United States	$67,076	$73,971	$64,233
Canada	7,468	8,322	7,943

Consolidated total	$74,544	$82,293	$72,176

Net sales are attributed to countries based on the location of customers. Long-lived assets consist of total property, plant and equipment, goodwill and other intangible assets.

Note P —	Discontinued Operations

The Company closed its operations in Mexico in 2007. Accordingly, the Consolidated Balance Sheets and Consolidated Statements of Operations reflect the assets and liabilities and operating results as discontinued operations.

Note Q —	Loss on Sale of Equipment

In 2006, the Company incurred a loss of $0.8 million ($0.5 million, net of tax) on the sale of equipment related to the Company’s decision to outsource the manufacturing of a product line in the Company’s OEM business. Net book value for the disposed equipment was approximately $1.0 million.

Note R —	Summary of Unaudited Quarterly Results of Operations

Amounts related to freight charges billed to customers that were originally recorded as a reduction to selling, general and administrative expenses have been reclassified to net sales. This reclassification had no effect on net income (loss). A reconciliation of the amounts previously reported to the reclassified amounts for the first three quarters of 2008 and the four quarters of 2007 are as follows:

	Net Sales			Gross Profit
	Originally Reported	Adjustment	Reclassified	Originally Reported	Adjustment	Reclassified

Quarter ended:
September 30, 2008	$124,567	$797	$125,364	$70,292	$797	$71,089
June 30, 2008	126,310	838	127,148	72,606	838	73,444
March 31, 2008	125,004	866	125,870	73,262	866	74,128
December 31, 2007	122,935	651	123,586	72,000	651	72,651
September 30, 2007	127,913	725	128,638	76,457	725	77,182
June 30, 2007	129,178	731	129,909	76,697	731	77,428
March 31, 2007	129,669	741	130,410	75,827	741	76,568

Lawson Products, Inc.

Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data) — (Continued)

Unaudited quarterly results of operations for the years ended December 31, 2008 and 2007 are summarized as follows:

	2008 Quarter Ended
	Dec. 31	Sep. 30	Jun. 30	Mar. 31

Net sales	$106,825	$125,364	$127,148	$125,870
Gross profit	60,337	71,089	73,444	74,128
(Loss) income from continuing operations	$(5,417)	$3,068	$(29,235)	$4,524
(Loss) income from discontinued operations	(8)	10	(418)	(155)

Net (loss) income	$(5,425)	$3,078	$(29,653)	$4,369

Basic (loss) income per share of common stock:
Continuing operations	$(0.64)	$0.36	$(3.43)	$0.53
Discontinued operations	—	—	(0.05)	(0.02)

Net (loss) income	$(0.64)	$0.36	$(3.48)	$0.51

Diluted (loss) income per share of common stock:
Continuing operations	$(0.64)	$0.36	$(3.43)	$0.53
Discontinued operations	—	—	(0.05)	(0.02)

Net (loss) income	$(0.64)	$0.36	$(3.48)	$0.51

	2007 Quarter Ended
	Dec. 31	Sep. 30	Jun. 30	Mar. 31

Net sales	$123,586	$128,638	$129,909	$130,410
Gross profit	72,651	77,182	77,428	76,568
Income (loss) from continuing operations	$4,216	$2,410	$(20)	$4,726
Loss from discontinued operations	(207)	(11)	(329)	(156)

Net income (loss)	$4,009	$2,399	$(349)	$4,570

Basic income (loss) per share of common stock:
Continuing operations	$0.49	$0.28	$—	$0.55
Discontinued operations	(0.02)	—	(0.04)	(0.02)

Net income (loss)	$0.47	$0.28	$(0.04)	$0.54

Diluted income (loss) per share of common stock:
Continuing operations	$0.49	$0.28	$—	$0.55
Discontinued operations	(0.02)	—	(0.04)	(0.02)

Net income (loss)	$0.47	$0.28	$(0.04)	$0.54

Lawson Products, Inc. and Subsidiaries
Schedule II — Valuation and Qualifying Accounts

	Balance at	Charged to			Balance at
	Beginning of	Costs and			End of
Description	Period	Expenses	Deductions		Period

Allowance for doubtful accounts:
Year ended December 31, 2008	$1,376	$1,461	$(1,157	)(1)	$1,680
Year ended December 31, 2007	1,332	928	(884	)(1)	1,376
Year ended December 31, 2006	1,483	605	(756	)(1)	1,332
Allowance for excess and obsolete inventory:
Year ended December 31, 2008	$10,024	$2,486	$(2,443	)(2)	$10,067
Year ended December 31, 2007	9,233	2,455	(1,664	)(2)	10,024
Year ended December 31, 2006	9,348	521	(636	)(2)	9,233
Valuation allowance for deferred tax assets:
Year ended December 31, 2008	$3,337	$(483)	$—		$2,854
Year ended December 31, 2007	1,318	2,763	(744	)(3)	3,337
Year ended December 31, 2006	1,318	—	—		1,318

(1)	Uncollected receivables written off, net of recoveries and translation adjustment.

(2)	Disposal of excess and obsolete inventory and translation adjustment.

(3)	Net operating loss carryforward written off.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Management’s Report on Internal Control over Financial Reporting

The report of management under Item 9A is contained in Item 8 of this 2008 Annual Report on Form 10-K under the heading “Management’s Report on Internal Control over Financial Reporting” and is incorporated herein by reference.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The attestation report required under Item 9A is contained in Item 8 of this 2008 Annual Report on Form 10-K under the heading “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” and is incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

a.	Directors

The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2009, under the caption “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.

b.	Executive Officers

The information required by this Item is set forth under the caption Item 1 — Business under “Executive Officers of the Registrant.”

c.	Audit Committee

Information on the Company’s Audit Committee is contained under the caption “Board of Directors Meetings and Committees” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2009, which is incorporated herein by reference.

The Board of Directors has determined that Mitchell Saranow, member of the Audit Committee of the Board of Directors, qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, and that Mr. Saranow is “independent” as the term is defined in the listing standards of the NASDAQ Global Select Market.

d.	Code of Business Conduct

The Company has adopted a Code of Business Conduct applicable to all employees and sales agents. The Company’s Code of Business Conduct is applicable to senior financial executives including the principal executive officer, principal financial officer and principal accounting officer of the Company. The Company’s Code of Business Conduct is available on the Corporate Governance page in the Investor Relations section of the Company’s website at www.lawsonproducts.com. The Company intends to post on its website any amendments to, or waivers from its Code of Business Conduct applicable to senior financial executives. The Company will provide any persons with a copy of its Code of Business Conduct without charge upon written request directed to the Company’s Secretary at the Company’s address.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2009, under the caption “Remuneration of Executive Officers,” which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2009 under the caption “Securities Beneficially Owned by Principal Stockholders and Management” which information is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2008 regarding the number of shares of common stock that were available for issuance under the Company’s equity compensation plans.

Number of Securities
	Number of Securities	Weighted-Average	Remaining Available for Future
	to be Issued Upon	Exercises Price of	Issuance Under Equity
	Exercise of	Outstanding	Compensation Plans
	Outstanding Options,	Options, Warrants	(Excluding Securities Reflected
Plan category	Warrants and Rights	and Rights	In The First Column)

Equity compensation plans approved by security holders	5,000	$23.11	—
Equity compensation plans not approved by security holders	—	—	—

Total	5,000	$23.11	—

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2009 under the caption “Election of Directors” and “Certain Relationships and Related Transactions” which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required under this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2009 under the caption “Fees Paid to Independent Auditors” which information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) See Index to Financial Statements and Schedule II in Item 8 on page 20.

(b) Exhibits

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit

3.1		Certificate of Incorporation of the Company, as amended, incorporated herein by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988.
3.2		Amended and Restated By-laws of the Company, incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 15, 2008.
10	.1*	Lawson Products, Inc. Incentive Stock Plan, incorporated herein by reference to Appendix A to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on May 11, 1999.
10	.2*	Amended and Restated Executive Deferral Plan, incorporated herein by reference from Exhibit 10(c)(7) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
10	.3*	Lawson Products, Inc. Stock Performance Plan, incorporated herein by reference from Exhibit 10(c)(8) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
10	.4*	Lawson Products, Inc. 2002 Stock Equivalents Plan for Non Employee Directors, incorporated herein by reference from Exhibit 10(c)(9) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10	.5*	Lawson Products, Inc. Long-Term Capital Accumulation Plan, incorporated herein by reference from Exhibit 10(c)(10) to the Company’s Current Report on Form 8-K dated October 21, 2004.
10	.6*	Form of Shareholder Value Appreciation Rights Award Agreement, incorporated by reference to Exhibit 10(c)(14) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
10	.7*	Form of Restricted Stock Award and Acknowledgment, incorporated by reference to Exhibit 10(c)(15) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
10	.8*	Form Letter regarding Stock Performance Rights, incorporated by reference to Exhibit 10(c)(16) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
10	.9*	Employment Agreement dated April 16, 2007 between the Company and Mr. Thomas Neri, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 9, 2007.
10	.10*	Employment Agreement dated October 1, 2007 between the Company and Mr. Neil Jenkins, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 9, 2007.
10	.11*	Executive Employment Agreement dated December 5, 2005 between the Company and Stewart Howley.
10	.12*	Employment Agreement dated February 29, 2008 between the Company and Harry Dochelli.
10	.13*	Lawson Products, Inc. Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 13, 2008.
10	.14*	Executive Services Agreement dated June 23, 2008 between the Company and Tatum, LLC.
10.15		Deferred Prosecution Agreement, dated August 11, 2008 between the Company and the United States District Court, Northern District of Illinois Eastern Division, incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2008.
10	.16*	Form of Indemnification Agreement for Directors and Officers incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 15, 2008.
10.17		First Amended and Restated Credit Agreement dated November 7, 2008 between the Company and Bank of America, N.A. Successor by Merger to LaSalle Bank National Association, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 7, 2008.
10	.18*	Amendment No. 1 to Lawson Products, Inc. Long-Term Capital Accumulation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 12, 2009.

Exhibit
Number		Description of Exhibit

10	.19*	Form of Amended and Restated Award Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 12, 2009.
10	.20*	Amended and Restated Employment Agreement dated as of February 12, 2009 by and between the Company and Thomas Neri, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 12, 2009.
10	.21*	Amended and Restated Employment Agreement dated as of February 12, 2009 by and between the Company and Neil E. Jenkins, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated February 12, 2009.
10	.22*	Change in Control Agreement dated as of February 12, 2009 by and between the Company and Harry Dochelli, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated February 12, 2009.
10	.23*	Change in Control Agreement dated as of February 12, 2009 by and between the Company and Stewart Howley, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated February 12, 2009.
10.24		First Amendment to First Amended and Restated Credit Agreement and Security Agreement dated March 9, 2009 between the Company and Bank of America, N.A. Successor by Merger to LaSalle Bank National Association.
21		Subsidiaries of the Company.
23		Consent of Ernst & Young LLP.
31.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management employment contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAWSON PRODUCTS, INC.

By:	/s/ Thomas J. Neri
Thomas J. Neri
Chief Executive Officer and Director

Date: March 11, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below this 11th day of March, 2009, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Thomas J. Neri Thomas J. Neri	Chief Executive Officer and Director (principal executive officer)

/s/ F. Terrence Blanchard F. Terrence Blanchard	Chief Financial Officer (principal financial and accounting officer)

/s/ Ronald B. Port Ronald B. Port	Chairman of the Board

/s/ James T. Brophy James T. Brophy	Director

/s/ James S. Errant James S. Errant	Director

/s/ Lee S. Hillman Lee S. Hillman	Director

/s/ Thomas S. Postek Thomas S. Postek	Director

/s/ Robert G. Rettig Robert G. Rettig	Director

/s/ Mitchell H. Saranow Mitchell H. Saranow	Director

/s/ Wilma J. Smelcer Wilma J. Smelcer	Director