Form 10-K/A
period 2008-12-31
LAWSON PRODUCTS INC/NEW/DE/
filed 2009-04-29
CIK 703604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-10546

(Exact Name of Registrant as Specified in Charter)

Delaware	36-2229304
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.	)

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

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of February 15, 2009, 8,522,001 shares of Common Stock were outstanding.

EXPLANATORY NOTE

Lawson Products, Inc. (“Lawson”, “we”, “our” and “us”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 11, 2009 for the purpose of providing the information required in Part III (Items 10, 11, 12, 13 and 14). This report is limited in scope to the items identified above and should be read in conjunction with the Form 10-K. This report does not reflect events occurring after the filing of the Form 10-K and, other than the furnishing of the information identified above, does not modify or update the disclosure in the Form 10-K in any way.

“Safe Harbor” Statement under the Securities Litigation Reform Act of 1995: This Amendment contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms “may,” “should,” “could,” “anticipate,” “believe,” “continues,” “estimate,” “expect,” “intend,” “objective,” “plan,” “potential,” “project” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions or beliefs and are subject to a number of factors, assumptions and uncertainties that could cause or contribute to such differences or that might otherwise impact the business include the risk factors set forth in Item 1A of the December 31, 2008 Form 10-K filed on March 11, 2009.

The Company undertakes no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements whether as a result of new information, future events or otherwise.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors

The following is a list of our directors as of April 17, 2009.

			Year First
			Elected
Name	Age	Principal Occupation	Director

James T. Brophy	81	Private Investor, certified public accountant and certified financial analyst. Investment banker for more than 30 years. Retired from Stifel Nicolaus, an investment banking firm, as a Vice President in 1985.	1971
James S. Errant	60	Managing Partner of Gore Range Brewery from 1997 to the present. Managing Partner of Frites, LLC from 2004 to the present. President of Prima Corporation from 1973 to 2006. The companies listed above are in the business of operating restaurants.	2007
Lee S. Hillman	53	Since 2003, Mr. Hillman has served as President of Liberation Investment Advisory Group and Liberation Management Services, both private management consulting firms. Since January 2009, Mr. Hillman has served as Chief Executive Officer of Performance Health Systems, LLC, an early-stage business distributing BioDensity branded, specialty health and exercise equipment. From February 2006 to May 2008, Mr. Hillman served as Executive Chairman and Chief Executive Officer of Power Plate International, a global business manufacturing and distributing high-tech, Power Plate branded health and exercise equipment. From 2005 to February 2006, he was President of Power Plate North America, the exclusive, independent distributor of Power Plate International in the United States. Mr. Hillman serves as a director of RCN Corporation and as a Trustee of the Adelphia Recovery Trust.	2004
Thomas J. Neri	57	President and Chief Executive Officer of Lawson Products, Inc. since April 2007. Mr. Neri was elected to the Board of Directors in December 2007. Mr. Neri was elected President and Chief Operating Officer in January 2007. Mr. Neri was elected Executive Vice President, Finance, Planning and Corporate Development; Chief Financial Officer and Treasurer in 2004. He also served as Chief Financial Officer and Treasurer from 2004 to January 2006. Mr. Neri joined the Company in October 2003 as Executive Vice President, Finance and Corporate Planning.	2007
Ronald B. Port, M.D.	68	Chairman of the Board of Directors since April 2007. Retired Physician.	1984
Thomas S. Postek	67	Certified public accountant and chartered financial analyst currently affiliated with Geneva Investment Management of Chicago since January 2005. Mr. Postek was a partner and principal of William Blair & Company, LLC, a Chicago-based investment firm, from 1986 to 2001. During his tenure at William Blair, Mr. Postek covered various business services as an analyst, including industrial distribution. Mr. Postek is also a director of UniFirst Corporation.	2005
Robert G. Rettig	79	Consultant. Retired Executive Vice President of Illinois Tool Works, Inc., a global industrial company.	1989
Mitchell H. Saranow	63	Chairman of The Saranow Group, L.L.C., a family investment company since 1984. Mr. Saranow was Chairman of the Board and co-Chief Executive Officer of Navigant Consulting, Inc. from November 1999 to June 2000. Prior thereto, he was Chairman and Managing General Partner of Fluid Management, L.P., a specialized machinery manufacturer, for more than five years. Mr. Saranow served as the Chief Executive officer of Lenteq C.V. and two related Dutch companies which were sold under Dutch insolvency laws in 2008. Mr. Saranow is also a director of Telephone and Data Systems, Inc.	1998
Wilma J. Smelcer	60	Ms. Smelcer was a member of the Board of Governors of the Chicago Stock Exchange from 2001 until April 2004. Also from 2001 through 2006, Ms. Smelcer was a trustee of Goldman Sachs Mutual Fund Complex (a registered investment company). Ms. Smelcer served as Chairman of Bank of America, Illinois from 1998 to 2001.	2004

Ronald B. Port, M.D. is the son of and James S. Errant is the former son-in-law of the late Sidney L. Port, founder of the Company and a former director.

The Board of Directors is divided into three classes, with the one class being elected each year for a three year term. The term of Mr. Brophy, Mr. Postek and Mr. Saranow expires at the annual meeting of stockholders in 2009; the term of Mr. Errant, Mr. Hillman and Mr. Neri expires at the annual meeting of stockholders in 2010; and the term of Mr. Port, Mr. Rettig and Ms. Smelcer expires at the annual meeting of stockholders in 2011.

Executive Officers

The executive officers of Lawson as of December 31, 2008 were as follows.

Name	Age	Position

Thomas J. Neri	57	Chief Executive Officer and Director
F. Terrence Blanchard	55	Chief Financial Officer
Neil E. Jenkins	59	Executive Vice President, Secretary and General Counsel
Harry Dochelli	49	Executive Vice President Sales and Marketing
William Holmes	49	Vice President and Treasurer
Stewart Howley	47	Senior Vice President Strategic Business Development
Michelle Russell	47	Senior Vice President Operations and Supply Chain Management
Mary Ellen Schopp	46	Senior Vice President, Human Resources

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

Mr. Jenkins was elected Executive Vice President, Secretary and General Counsel in 2004. From 2000 to 2003 Mr. Jenkins served as Secretary and Corporate Counsel of the Company.

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

Ms. Russell was elected Senior Vice President Operations and Supply Chain Management in August 2007. Ms. Russell served as Chief Ethics and Compliance Officer from April 2006 until August 2007 and in a consulting capacity from November 2005 through March 2006. Prior to this, Ms. Russell held the role of Vice President of Operations at Associated Materials from 2001 until 2005.

Ms. Schopp was elected Senior Vice President, Human Resources in 2007. Prior to this, Ms. Schopp held the role of Vice President, Human Resources at ConAgra Foods, Inc. from 2003 until 2006.

Audit Committee

Lawson has an Audit Committee, whose functions include the appointment, compensation, retention and oversight of the Company’s independent auditors, reviewing the scope and results of the audit by the Company’s independent auditors and reviewing the Company’s procedures for monitoring internal control over financial reporting. The current members of the Audit Committee consist of Thomas Postek (Chairman), James T. Brophy, Robert G. Rettig and Mitchell H. Saranow. Each member of the Audit Committee satisfies the independence requirements of The Nasdaq Global Select Market and the United Stated Securities and Exchange Commission (“SEC”). The Board of Directors has determined that Mr. Saranow is an “audit committee financial expert” as such term is defined by the SEC and satisfies the financial sophistication requirements of The Nasdaq Global Select Market.

Code of Business Conduct

The Company has adopted a Code of Business Conduct applicable to all employees and sales agents. The Company’s Code of Business Conduct is applicable to senior financial executives including the principal executive officer, principal financial officer and principal accounting officer of the Company. The Company’s Code of Business Conduct is available on the Corporate Governance page in the Investor Relations section of the Company’s website at www.lawsonproducts.com. The Company intends to post on its website any amendments to, or waivers from its Code of Business Conduct applicable to senior financial executives. The Company will provide any persons with a copy of its Code of Business Conduct without charge upon written request directed to the Company’s Secretary at the Company’s address 1666 East Touhy Avenue, Des Plaines, Illinois, 60018.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than 10% of shares of the Company’s Common Stock (collectively, “Reporting Persons”) to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received or written representations from the Reporting Persons, the Company believes that with respect to the year ended December 31, 2008, all the Reporting Persons complied with all applicable Section 16(a) filing requirements.

ITEM 11.	EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis (“CD&A”)

Compensation Philosophy and Objectives

The Company’s executive compensation programs are designed to reward executives for the development and execution of successful business strategies. In determining the type and amount of compensation for each executive, we use both annual compensation and the opportunity to earn long-term compensation in a manner that we believe optimizes the executive’s contributions to our Company. Our compensation programs are designed to encourage and reward the creation of long-term shareholder value.

The Company guides its executive compensation programs with a compensation philosophy expressed in these three principles:

1. Talent Acquisition & Retention.  We believe that having qualified people at every level of our Company is critical to our success. Although we strive to develop executives from within to lead the organization, a significant number of executives have been recruited from outside the Company during the past three years. Finding talented people with the right competencies and experience is very important. Our compensation programs should encourage talented executives to join and continue their careers as part of our senior management team.

2. Accountability for Lawson’s Business Performance.  To achieve alignment between the interests of our executives and our stockholders, we use short-term and long-term incentive plans. Our executives’ compensation will increase or decrease based on how well they achieve performance goals.

3. Accountability for Individual Performance.  We believe teams and individuals should be rewarded when their contributions are exemplary and significantly support Company performance and value creation.

To support these principles, the compensation opportunities provided to our executives emphasize performance-based pay, with significant upside potential when stretch goals are met. Specifically, Lawson:

•	Targets base salaries at the 50th percentile (median) of the market;

•	Targets annual incentive opportunities at the median of the market with upside potential for exceeding established targets; and,

•	Provides objective-based, long-term incentive opportunities that provide for payouts significantly above market levels if stretch goals are met.

When making compensation decisions, the various elements of compensation are evaluated together, and the level of compensation opportunity provided for one element may impact the level and design of other elements. Lawson is currently focusing its executive officer total compensation program on the achievement of long-term performance goals. For this reason, long-term incentive opportunities are positioned to lead market median practices, while short-term incentives are targeted at market median practices. While each compensation program has specific objectives, through the analysis of competitive practices, the Company positions its executive officer total compensation program in aggregate in alignment with the market.

Named Executive Officers

For 2008, our named executive officers are as follows:

Executive Name	Title

Thomas J. Neri	Chief Executive Officer
F. Terrence Blanchard(1)	Chief Financial Officer
Neil E. Jenkins	Executive Vice President, Secretary & General Counsel
Harry Dochelli	Executive Vice President, Sales & Marketing
Stewart A. Howley	Senior Vice President Strategic Business Development
Michael W. Ruprich(2)	Former Group President, MRO & New Channels
Scott F. Stephens(3)	Former Senior Vice President & Chief Financial Officer

(1)	Mr. Blanchard is employed as CFO of Lawson on an interim basis under a contract between the Company and Tatum, LLC, a financial consultancy firm, of which Mr. Blanchard is a partner.

(2)	Mr. Ruprich, former Group President, MRO and New Channels, left the Company in May 2008.

(3)	Mr. Stephens, former Chief Financial Officer, resigned from the Company in June 2008.

Determining Competitive Practices

Peer Group for Compensation Benchmarking

We established a peer group of companies used for evaluating competitive total compensation levels. These companies represent a mix of wholesale trade companies, closely-held companies and our direct competitors, with revenues and net income similar to that of Lawson.

Specifically, the peer companies have annual revenues ranging from $200 million to $1 billion, with median revenue of approximately $575 million. We used this peer group specifically to review the appropriate mix and size of target awards for similar-sized companies. We periodically re-evaluate the peer group as mergers and acquisitions occur and/or company data is reviewed to maintain an appropriate comparator group based on revenue size and other factors. When we last examined the compensation of our named executive officers in 2007, the compensation peer group included the following companies:

• APAC Customer Services, Inc	• Keystone Automotive Industries, Inc.
• Bandag, Inc.	• Markwest Hydrocarbon, Inc.
• Books-a-Million, Inc.	• Newpark Resources, Inc.
• Crawford & Company	• Nu Horizons Electronics. Corporation
• DXP Enterprises, Inc.	• Olympic Steel, Inc.
• Empire Resources, Inc.	• PAM Transportation Services, Inc.
• Farmer Brothers Company	• RPC, Inc.
• H&E Equipment Services, Inc.	• Tessco Technologies, Inc.
• Industrial Distribution Group, Inc.	• Universal Truckload Services, Inc.

In 2008, five of the peer companies were either acquired or were delisted — Bandag, Inc., Empire Resources, Inc., Industrial Distribution Group, Inc., Keystone Automotive Industries, Inc., and Markwest Hydrocarbon, Inc. As a result, Lawson and the Compensation Committee intend to reexamine the peer group to ensure a meaningful pay and performance benchmarking for the upcoming year.

Other Competitive Benchmarks

To supplement compensation data gathered from our peer group companies, compensation for our named executive officers is also compared to published survey data from the Watson Wyatt Top Management Survey and the Mercer Benchmark Executive Survey. These surveys include data from the following categories:

1. Companies in the United States, excluding financial services;

2. Wholesale and retail trade organizations; and,

3. For-profit organizations with less than $1 billion in revenue.

Elements of Total Compensation

Base Salary

We provide base salaries to compensate executives for the services rendered during the fiscal year. We establish salary ranges such that the midpoint is positioned at the median of the market for companies comparable to Lawson in terms of size, industry and complexity. Each salary range then has a minimum that is 75% of the midpoint and a maximum that is 125% of the midpoint. In setting 2008 base salaries for executives other than the CEO, the Committee considered:

•	Competitive market data;

•	The experience, skills and competencies of the individual;

•	The compensation of the individual relative to other members of the executive team; and

•	Individual performance of the executive in the prior year.

Based on the competitive benchmarking, we found that the base salaries for our executive officers lagged their respective market medians. Accordingly, we adjusted base salaries for selected named executive officers in 2008 as follows:

	2008	2007	%
Executive Name	Salary	Salary	Increase

Thomas J. Neri	$500,000	$450,000	11%
F. Terrence Blanchard(1)	386,400	—	—
Neil E. Jenkins	365,000	325,000	12
Harry Dochelli(2)	400,000	—	—
Stewart A. Howley	295,610	275,000	7

(1)	Contractually agreed upon base salary

(2)	Hired in 2008

Given the current economic recession and our financial performance, the Committee has determined that none of the executive officers will receive salary increases in 2009.

Annual Incentive Plan (“AIP”)

The AIP is designed to reward executives for the achievement of fiscal year goals that, depending on the role of the executive, are composed of a mix of corporate and individual objectives. The purpose of the AIP is to focus on the achievement of key business objectives for the fiscal year, but also to be aligned with the strategic plan which has a longer-term time horizon focused on creating shareholder value. Mr. Blanchard does not participate in the AIP.

At the beginning of each year, AIP award opportunities are established as a percentage of the participant’s annual base salary. The 2008 AIP award opportunities at threshold, target and maximum for the named executive officers in 2008 are provided in the Grants of Plan Based Awards table.

In 2008, the key corporate performance measures for our executives were adjusted EBITDA and adjusted Return on Invested Capital (“ROIC”). As a result of the Company’s restructuring efforts and ongoing resolution of the 2005 investigation, the Committee determined that a greater emphasis on individual performance goals was necessary for the 2008 AIP. Accordingly, the ROIC goal was weighted at 10% for each of each named executive officer’s target annual incentive payment while adjusted EBITDA was weighted at 40% for Mr. Neri and 30% each for Mr. Jenkins, Mr. Dochelli and Mr. Howley. The 2008 AIP target for adjusted EBITDA was set at $50.4 million and the target for adjusted ROIC was set at 7.65%.

The remaining components of the AIP consisted of key individual performance measures and weightings which were established for each of the named executive officers as follows.

•	Thomas J. Neri — 50% of his AIP opportunity was based on objectives set to develop and begin to implement sales strategies, corporate leadership and develop the senior management team.

•	Neil E. Jenkins — 60% of his AIP opportunity was based on objectives set to manage legal affairs, develop and expand investor relations and advise and serve as liaison for the Board of Directors.

•	Harry Dochelli — 60% of his AIP opportunity was based on objectives set to achieve sales goals in the MRO unit, develop and implement sales strategy and recruit and reorganize the sales organization.

•	Stewart Howley — 60% of his AIP opportunity was based on objectives set to develop operating and sales strategies, business development and the development of pricing strategies.

EBITDA of $(11.9) million was adjusted for expenses not generally within the control of management. These adjustments were related to various factors outside of management’s control and decisions made by the prior management team that had an adverse effect on the Company’s value. These adjustments include the Deferred

Prosecution Agreement penalty, costs related to the federal investigation, severance charges, impairment of goodwill and unclaimed property costs primarily associated with years prior to 2003. Adjustments also reflect the effects of the lost revenues due to the government investigation and unforeseen expenses, and the effects of the loss of revenue resulting from the transition to the Reno distribution center. The aggregate amount of all adjustments was $51.8 million resulting in an adjusted EBITDA of $39.9 million and an adjusted ROIC of 5.64% which did not meet the 2008 AIP threshold levels of $46.9 million and 6.85%. Since corporate performance measures were not met, executives received no payments based on the corporate performance component of the AIP award. AIP awards were paid out to executives based on their performance compared to their individual goals. Except for Mr. Jenkins, payout levels were below target levels for each executive’s individual performance goals component. Mr. Jenkins payout level exceeded target as it was determined that his performance and achievement of individual objectives surpassed the Company’s expectations.

Target bonuses and actual bonuses received for 2008 are outlined below:

		Individual
	Total Target	Component Target
Executive	Bonus	Bonus	Bonus Awarded

Thomas Neri	$500,000	$250,000	$225,000
Neil Jenkins	182,500	109,500	120,000
Harry Dochelli	176,393	105,836	100,000
Stewart Howley	147,805	88,683	50,000

In 2008, the performance metric for the AIP was changed from adjusted operating income to adjusted EBITDA for better alignment with the long-term incentive plan. For comparison purposes, bonuses awarded in 2008 and 2007 are outlined below.

	Bonus Awarded
Executive	2008	2007

Thomas Neri	$225,000	$345,000
Neil Jenkins	120,000	93,750
Harry Dochelli	100,000	—
Stewart Howley	50,000	85,332

We anticipate the Compensation Committee will evaluate potential annual incentive bonuses for 2009 based on a number of factors, including but not limited to, achievement of operational goals, the Company’s adjusted EBITDA performance and the Company’s cash flow performance, relative to predetermined targets.

Long-Term Incentive Plans

Through various long-term incentive opportunities, Lawson ties a considerable portion of each executive’s compensation to sustained growth and the achievement of measureable corporate performance goals. Goals are established to link executive compensation levels to increased shareholder value.

For 2008, we had two long-term incentive plans in operation.

2004-2008 Long-Term Capital Accumulation Plan (“LTCAP”)

The Long Term Capital Accumulation Plan was a multi-year incentive plan that provided awards for corporate performance over a five-year period. These awards gained value as specified levels of earnings and working capital were achieved and a formula-based shareholder value was then calculated. It commenced on January 1, 2004 and concluded on December 31, 2008. The amount of compensation to be paid to the LTCAP participants was based on the increase in:

a) EBITDA; and

b) the net value of certain non-operating assets and liabilities of the Company, as described in the LTCAP. The value of the Company at the end of the performance period, as calculated using those criteria, was compared with the value of the Company as of December 31, 2003, which was calculated as $242.1 million using the same criteria. However, no compensation would be payable under the LTCAP unless the calculated increase in Company value during the performance period was greater than an amount representing a cumulative 10% annual preferred rate of return for the stockholders of the Company.

The overall LTCAP pool amount was calculated by applying a participation rate to the net increase in stockholder value during the performance period. The net increase in stockholder value was the ending value of the Company at the end of 2008 reduced by the initial calculated value of $242.1 million as of December 31, 2003, further reduced by the calculated amount of the cumulative 10% annual preferred return for stockholders. For purposes of calculating the amount of the pool, the ending value of the Company was the sum of (a) 8 times the EBITDA of the Company for the preceding 12 months, plus (b) the net value of certain non-operating assets and liabilities, as described in the LTCAP, plus (c) all dividend distributions and stock repurchases by the Company since December 31, 2003, with certain additional adjustments as described in the LTCAP.

Selected executives, including the named executive officers, were participants in the LTCAP, with the exception of Messrs. Blanchard and Dochelli. The compensation payable to a participant was intended to be a percentage of an overall funding pool that is generated based on LTCAP performance. A participant received rights of participation, each of which would normally represent one-tenth of 1% of the pool. A maximum of 1,000 participation rights were to be awarded under the LTCAP, and no individual would receive more than 350 participation rights. The LTCAP did not specify any maximum dollar amount that can be earned by any one participant.

In October 2008, due to strategic decisions being implemented by the Company, the Compensation Committee decided to determine the size of award pool under the LTCAP based on operating results achieved as of August 31, 2008 and projected results for September 1, 2008 through December 31, 2008. At that time, the Committee also proposed and the Board approved various adjustments to the calculation of the incentive EBITDA by excluding certain extraordinary expenses from the calculation. These adjustments were related to the unfavorable effects on the Company’s value of various actions taken by prior management, who are no longer participants in the plan. A large majority of these adjustments were comprised of two categories. First, adjustments were made for the unforeseen expenses and the effects of the loss of revenue resulting from the transition to the Reno distribution center, which caused many customers to discontinue purchasing from Lawson. Second, adjustments were made to reflect the effects of lost revenues by the Drummond business due to the government investigation which commenced in 2005. The Committee believed these adjustments were in the best interests of the shareholders as they helped to fairly evaluate the current management team’s performance versus the goals of the LTCAP and retain the executives as required to complete the Company’s restructuring plan.

After making allowances for these adjustments, the net increase in stockholder value created during the performance period was $90.6 million and the corresponding LTCAP incentive pool to be distributed to all participants was $8,232,000. The Committee, under its authority, limited the payouts to $6,542,000 or 79% of the LTCAP incentive pool. Amounts earned under the LTCAP plan will be paid out 50% in 2009, 25% in 2010 and 25% in 2011. In accordance with the requirements of the LTCAP and as approved by the Board, Mr. Ruprich received his full share of the LTCAP pool. Each named executive officer was awarded an LTCAP payout as follows.

	Target Value of Allocated
Executive Name	Units	2008 LTCAP Payout

Thomas J. Neri	$4,053,000	$2,395,000
Neil E. Jenkins	2,748,000	1,624,000
Stewart A. Howley	746,000	441,000
Michael Ruprich	1,504,000	889,000

2008-2009 Long-Term Incentive Plan (“Current LTIP”)

In 2008, the Compensation Committee recommended and received shareholder approval for a new cash based long-term incentive plan. The Current LTIP is intended to provide for cash awards payable upon achievement of predetermined three-year operating performance goals. The intent of the Current LTIP is to provide such opportunities each year under overlapping performance periods that commence on January 1 and end on December

31 three years later. Current LTIP participants will generally include the named executive officers plus other senior executives important to the achievement of Lawson’s long-term operating goals and creation of shareholder value.

2008 was the first year participants were granted an opportunity under this plan. Accordingly, the first cycle under the Current LTIP is set based on two-year operating performance goals, starting at the beginning of 2008 and concluding at the end of 2009. The rationale behind this two-year cycle is to focus the current leadership on mid-term goals and to keep them motivated to meet the longer-term restructuring goals of the Company. It is anticipated that all future performance periods will be three-year cycles.

The performance goals for the cumulative 2008-2009 performance cycle are as follows (dollars in thousands):

	Threshold	Target	Stretch

EBITDA	$103,394	$107,295	$112,172
ROIC	6.9%	7.3%	7.9%

As a result of changes to the economic environment in which the Company operates, at this time it appears highly unlikely that the actual results achieved related to the 2008-2009 cycle will meet the established performance threshold.

2009-2011 Long-Term Incentive Plan (“New LTIP”)

The Compensation Committee is in the process of establishing goals related to the intended New LTIP. Given the economic conditions and considerable turbulence in the markets impacting Lawson’s business, the Committee intends to review the terms of the New LTIP in order to ensure that the plan effectively motivates executives towards achievement of longer-term operating results and retains the leadership talent necessary as part of the Company’s restructuring.

Stock Performance Rights (“SPRs”)

Lawson has historically paid close attention to potential shareholder equity dilution. We have generally believed that non-equity incentives, guided by strategic performance objectives, are the best way to align executive interests with those of shareholders, create shareholder value, and attract, retain and motivate executives. Lawson has granted SPRs primarily to members of the Board of Directors to link a portion of compensation to the creation of shareholder value. In 2008, to supplement the Current LTIP, Lawson granted SPRs to executives as part of the current restructuring of the Company and allow the executives to participate in future creation of shareholder value. Operating similarly to a stock option, the exercise price of an SPR is equal to the fair market value of the Company’s stock as of date of grant and value is only realized by the executive if the stock price at the time of exercise is higher than at grant. The executive receives a cash payment of the difference upon exercise. Generally, SPR grants have a three-year vesting schedule, with awards vesting ratably over the requisite service period. SPRs expire 10 years from the date of grant.

Benefits

The named executive officers are eligible for both “qualified” and “non-qualified” benefits. Qualified benefits are generally available to all Lawson employees and are subject to favorable tax treatment by the IRS under the current tax code. Qualified benefit plans cover such items as health insurance, life insurance, vacation, profit sharing, and 401(k) retirement savings. Named executive officers and employees are required to contribute to offset a portion of the cost of certain plans. In contrast to qualified benefits plans, non-qualified plans are not generally available to all employees and are not subject to favorable tax treatment under the current Internal Revenue Code. Non-qualified benefit plans are designed to fill a gap in executive compensation that is not covered by qualified plans.

One non-qualified benefit for executives is the opportunity to defer compensation in a deferred compensation plan. The plan allows participants to defer the receipt of earnings until a later year and therefore, defer payment of income taxes. A feature of the deferred compensation plan allows participants to select a set of mutual funds, which are then tracked for growth. Based on the increase or decrease in the tracked mutual funds’ total value, the Company uses its own funds to adjust the deferred compensation by that gain (or loss) when distributed. This type of plan is an attractive way to defer the receipt of compensation into retirement years when income and tax levels are generally lower. This is a positive feature in Lawson’s compensation program and a good way to help retain executives without significant cost. The Company is required to maintain assets in a trust to fund the deferred compensation plan; however, the executives in the plan are unsecured creditors and are at risk of losing part or all of their deferrals if the Company files for bankruptcy.

The Company has broad-based, employee eligible, qualified profit-sharing and 401(k) plans available to the named executive officers along with many other employees to facilitate retirement savings. For 2008, the Company made a profit sharing contribution of 5%, of the executive’s base salary up to the IRS annual compensation limit of $230,000. The Company contributed 5% on any amounts of the executive’s base salary in excess of the $230,000 limit into the Executive Deferred Compensation Plan.

Perquisites

Our Company operates in a spirit of thrift and directs its resources at building shareholder value. We believe that perquisites are generally not a good Company investment. We do not offer perquisites for our executives, such as country club memberships, executive life insurance or car allowances. Nor do we provide executives with the use of a company aircraft, the services of an executive dining room or vehicles. A financial counseling adviser was engaged to assist a small group of senior executives to plan for retirement.

Severance Protection & Other Potential Payments Upon a Separation from the Company

Employment Contracts

Certain executive officers, including some of those reported in the Summary Compensation Table, have employment contracts with the Company. The main purpose of the employment contracts is to protect the Company from certain business risks (threats from competitors, loss of confidentiality or trade secrets, disparagement, solicitation of customers and employees) and to define the Company’s right to terminate the employment relationship.

Employment contracts help attract executives to work for the Company by protecting them from certain risks, such as business reorganization with position elimination, or position elimination in the event of a change in control or sale of the Company. The executives or their heirs may also be protected in case of disability or death.

Change-in-Control/Sale of the Company

Change-in-control arrangements are designed to retain executives, provide continuity of management in the event of an actual or threatened change-in-control, and ensure that the executives act at all times in the best interests of shareholders. These benefits are determined either contractually or based upon the terms of specific Plans. In 2009, the Company adopted change-in-control agreements that provide for certain benefits upon a change-in-control and resulting loss of employment with two of the executive officers — Harry Dochelli and Stewart Howley, who did not previously have change-in-control benefits.

Separation of Named Executive Officers in 2008

Effective May 31, 2008, Michael Ruprich was terminated without cause as Group President of MRO and New Channels of the Company. In connection with his termination, the Company entered into a Separation Agreement with Mr. Ruprich. As quantified in the Summary Compensation Table, the Company agreed to pay Mr. Ruprich 18 months of salary continuation, including health benefits, and an award pursuant to his participation in the LTCAP.

Effective June 27, 2008, Scott Stephens resigned as Senior Vice President & Chief Financial Officer of the Company. Mr. Stephens received no severance or related compensation and all unvested awards, as may have been paid from the Company’s various compensation and benefits programs, were forfeited upon his separation from Lawson.

Role of the Compensation Committee

As a subcommittee of the Board of Directors, the Compensation Committee has overall responsibility for the compensation programs for the CEO and other named executive officers. Specific responsibilities include, but are not limited to:

1. Reviewing and approving corporate goals and objectives;

2. Evaluating the performance of executive officers;

3. Administering incentive and equity-based compensation plans;

4. Recommending new plans, plan amendments, and/or the termination of current plans;

5. Recommending Board of Directors’ compensation levels, such as retainers, chair fees, or equity grants; and

6. Overseeing the work of external consultants advising Lawson on compensation matters.

Compensation Committee Interlocks and Insider Participation

In 2008, no executive officer of the Company served on the Board of Directors or Compensation Committee of any other company with respect to which any member of the Compensation Committee was engaged as an executive officer. No member of the Compensation Committee was an officer or employee of the Company during 2008, and no member of the Compensation Committee was formerly an officer of the Company.

Role of Executives in Setting Compensation

The Company’s CEO makes recommendations on compensation to the Committee for all executive officers except himself. Executive officers will generally make compensation recommendations to the CEO regarding employees who report to them. Executives are not involved in decisions regarding their own compensation.

Role of the Compensation Consultant

In 2007, the Company engaged Capital H Group (“Capital H”) to complete benchmarking analysis and make recommendations on performance metrics and potential incentive payout levels for its executives. Capital H was also asked to make recommendations regarding the design of executive compensation plans for 2008 and beyond. Capital H presented their benchmarking analysis and recommendations to the Compensation Committee. The primary work completed by the consultant included market pricing, benchmarking, proxy reviews and the development of materials supporting roll out and communication of the Current LTIP to participants.

Capital H is independent and maintains no other direct or indirect business relationships with the Company. All executive compensation services provided by Capital H are conducted under the direction or authority of the CEO and/or the Compensation Committee. All executive compensation work performed by Capital H Group is subject to review and approval of the Compensation Committee.

In 2009, Grant Thornton LLP was engaged to assist the Company in complying with the SEC proxy disclosure requirements as it relates the preparation of the Compensation Discussion & Analysis and related tabular calculations. Grant Thornton is independent and its services are provided under the direction and authority of the CFO. All work performed by Grant Thornton is subject to review and approval of the CFO and the Compensation Committee.

Compensation Recovery Policy

Under the terms of the Company’s compensation plans, the Compensation Committee has full discretion to adjust the size of an award if relevant performance measures are restated or adjusted in a manner that would reduce the size of the award. The Committee is reviewing the adoption of a formal policy that would cover all plans, that provides for the recovery of incentive compensation paid to or deferred by certain executives (including the named executive officers) if certain conditions are met. The draft policy would apply if the named executive officer engaged in misconduct that:

•	contributed to the need for a restatement of all or a portion of Lawson’s financial statements filed with the SEC; or

•	contributed to inaccurate operating metrics being used to calculate incentive compensation.

Under the draft policy, if either of the above scenarios applies, there must also be a determination that the named executive officer’s incentive compensation would have been lower if the misconduct had not occurred.

Tax & Accounting Considerations

409A

Section 409A of the Internal Revenue Codes relates to the tax treatment of earnings when a payment the Company is obligated to make to an executive is deferred to a future tax year. In 2008, the Company, with the assistance of outside counsel, completed a review of all its various executive compensation and benefits plans with respect to compliance with Sect. 409A. As a result of this review, the Company modified various plans and executive employment agreements in order to ensure good faith compliance with 409A.

162(m)

Section 162(m) of the Internal Revenue Code limits the Company’s ability to deduct compensation paid in any given year to a named executive officer in excess of $1.0 million. Performance-based compensation plans are not subject to this restriction. As much as practicable, Lawson attempts to comply with the provisions of 162(m), as clarified under Rev. Rul. 2008-13, in order to be able to deduct compensation paid to its executive officers. This will allow payments made to any named executive officer in a performance-based compensation plan to be deductible by the Company if that officer’s compensation exceeds $1.0 million in a given year. In the event the proposed compensation for any of the Company’s named executive officers is expected to exceed the $1.0 million limitation, the Committee will, in making a decision, balance the benefits of tax deductibility with its responsibility to hire, retain and motivate executive officers with competitive compensation programs.

SFAS 123(R)

SFAS 123(R) requires the expensing of stock-based compensation, which would include equity incentives such as stock options, restricted stock, and stock appreciation rights. The expense related to SPRs granted to certain executives and board members is guided by FAS 123(R).

280G and 4999

Sections 280G and 4999 of the Internal Revenue Codes relate to a 20% excise tax that may be levied on a payment made to an executive as a result of a change-in-control, if the payment exceeds three times the executive’s base earnings (as defined by the code section). The Company seeks to minimize the tax consequences as might arise under a potential change-in-control of Lawson by limiting the amount of compensation as may be paid to an executive in such a circumstance. In the event the excise tax is triggered, the existing change of control agreements provide that the Company will reduce the change-in-control payment by the amount necessary so that the payment will not be subject to the excise tax, if this would result in the most beneficial outcome for the executive, net of all federal state and excise taxes. Should the Company not reduce the payment as noted, the existing agreements do not provide for any gross-up payment related to potential 280G excise taxes, which are the sole responsibility of the executive.

Report of the Compensation Committee

The Compensation Committee reviewed and discussed with management the foregoing Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K for the year ended December 31, 2008. Based on such review and discussion, the Compensation Committee recommended to the Board, and the Board approved, that the Compensation Discussion and Analysis be included in this Amendment.

Respectfully Submitted by the Compensation Committee:

Lee S. Hillman (Chairman)
James T. Brophy
Robert G. Rettig
Mitchell H. Saranow
Wilma J. Smelcer

COMPENSATION AGREEMENTS

Key terms of compensation agreements currently in effect between the Company and its executive officers are summarized below.

Mr. Thomas J. Neri

Mr. Neri is employed under an amended and restated employment agreement as of February 19, 2009. The agreement provides for a term of employment of three years that automatically renews from year to year, unless either he or the Company provides six months’ written notice of non-renewal prior to the expiration of the initial or extended term. The agreement provides that he will receive an annual base salary of $500,000. The annual base salary may be increased or decreased at any time, except that his base salary may not be decreased to less than $450,000. (At January 1, 2008 Mr. Neri’s salary was $450,000 and he received a salary increase to $500,000 on April 16, 2008).

The agreement provides that he will be eligible for discretionary annual incentive bonuses, he is eligible to participate in the Company’s Long-Term Incentive Plan (“LTIP”) and he is eligible for various equity-based compensation awards, including stock options, restricted stock and stock award grants.

If the Company terminates Mr. Neri without cause, or he terminates his employment for good reason, Mr. Neri will receive his then current base salary for two years or the remainder of his term of employment, whichever is greater; a pro rata bonus; and coverage under the Company’s health benefit plans for an additional two years following termination.

If within 12 months following a change-in-control, the Company terminates Mr. Neri’s employment without cause or if he terminates his employment for good reason, he will be entitled to receive a lump sum payment equal to two times his then current annual base salary and two times the most recent annual bonus; in addition, all previously unvested options and rights granted to him will immediately vest and become fully exercisable as of the date of termination for a period of 90 days, and Mr. Neri and his family will be covered under the Company’s health benefit plans for two years following termination.

Upon his death, Mr. Neri’s spouse and dependants will receive an amount equal to two times Mr. Neri’s then current annual base salary and an additional pro rata bonus payment; and they will be entitled to coverage under the Company’s health benefit plans for an additional two years.

If Mr. Neri becomes disabled, the Company will pay his compensation at a rate equal to 100% of his then current salary for twelve months and at a rate equal to 60% of his then current salary for twenty-four months thereafter. Coverage under the Company’s health benefit plan will be continued for five and one-half years.

If the Company terminates his employment by providing notice that it will not renew the employment agreement on or after the second anniversary of the agreement’s effective date, the Company will pay him his base salary for one year after termination and he will be entitled to coverage under the Company’s health benefit plans for an additional year.

Mr. Neri has agreed not to compete with the Company during the period of employment and for a period of two years thereafter.

Mr. F. Terrence Blanchard

Mr. Blanchard is temporarily employed under a contract effective June 24, 2008 between the Company and Tatum, of which Mr. Blanchard is a partner. The contract provides for Mr. Blanchard to receive a salary of $32,200 per month. In addition the Company is obligated to pay a semi-monthly fee of $6,800 to Tatum. The Company or Tatum may cancel the contract at any time by providing the other party a minimum of 30 days written notice. The Company has the option to make Mr. Blanchard a permanent full-time employee at any time by entering into another agreement with Tatum at a fee calculated as 35% of first full year salary plus bonus.

Mr. Neil E. Jenkins

Mr. Jenkins is employed under an amended and restated employment agreement as of February 19, 2009. The agreement provides for a term of employment of three years that automatically renews from year to year, unless either he or the Company provides six months’ written notice of non-renewal prior to the expiration of the initial or extended term. The agreement provides that he will receive an annual base salary of $365,000. The annual base salary may be increased or decreased at any time, except that his base salary may not be decreased to less than $325,000. (At January 1, 2008 Mr. Jenkins salary was $325,000 and he received a salary increase to $365,000 on April 16, 2008).

The agreement provides that he will be eligible for discretionary annual incentive bonuses, he is eligible to participate in the LTIP and he is eligible for various equity-based compensation awards, including stock options, restricted stock and stock award grants.

If the Company terminates Mr. Jenkins without cause, or he terminates his employment for good reason, Mr. Jenkins will receive his then current base salary for two years or the remainder of his term of employment, whichever is greater; a pro rata bonus; and coverage under the Company’s health benefit plans for an additional two years following termination.

If within 12 months following a change-in-control, the Company terminates Mr. Jenkins’ employment without cause or if he terminates his employment for good reason, he will be entitled to receive a lump sum payment equal to two times his then current annual base salary and two times the most recent annual bonus; in addition, all previously unvested options and rights granted to him will immediately vest and become fully exercisable as of the date of termination for a period of 90 days, and Mr. Jenkins and his family will be covered under the Company’s health benefit plans for two years following termination.

Upon his death, Mr. Jenkins spouse and dependants will receive an amount equal to two times Mr. Jenkins then current annual base salary and they will be entitled to coverage under the Company’s health benefit plans for an additional two years.

If Mr. Jenkins becomes disabled, the Company will pay his compensation at a rate equal to 100% of his then current salary for six months and at a rate equal to 60% of his then current salary for thirty months thereafter. Coverage under the Company’s health benefit plan will be continued for five and one-half years.

If the Company terminates his employment by providing notice that it will not renew the employment agreement on or after the second anniversary of the agreement’s effective date, the Company will pay him his base salary for one year after termination and he will be entitled to coverage under the Company’s health benefit plans for an additional year.

Mr. Jenkins has agreed not to compete with the Company during the period of employment and for a period of two years thereafter.

Mr. Harry Dochelli

Mr. Dochelli became employed under an agreement as of April 7, 2008. Mr. Dochelli’s initial salary was $400,000. The agreement provides that he will be eligible for discretionary annual incentive bonuses, he is eligible to participate in the LTIP and for various equity-based compensation awards, including stock options, restricted stock and stock award grants. Mr. Dochelli received a sign-on bonus of $100,000. He is also eligible for a one-time $100,000 performance bonus after two years of employment. In the event that Mr. Dochelli is terminated without cause, the Company will continue to pay his base salary and certain benefits for a period of one year plus two months for every year of service.

On February 12, 2009, Mr. Dochelli entered into a change in control agreement. If within one year following a change in control, the Company terminates Mr. Dochelli’s employment without cause or Mr. Dochelli terminates his employment for good reason, he will be entitled to a lump sum payment equal to one and one-half times Mr. Dochelli’s then current annual base salary and one times his most recent annual bonus; in addition, all previously unvested options and rights will immediately vest and become fully exercisable as of the date of termination for a period of 90 days, and Mr. Dochelli and his family will be covered under the Company’s health benefit plans for 12 months following termination. Mr. Dochelli agreed not to compete with the Company during his period of employment and for a period of eighteen months thereafter.

Mr. Stewart A. Howley

Mr. Howley is employed under a contract effective December 5, 2005. At January 1, 2008 Mr. Howley’s salary was $275,000, and he received a salary increase to $295,610 on May 20, 2008. The contract provides for salary increases from time to time and eligibility for an annual incentive bonus. The Company or Mr. Howley may cancel the contract at any time, upon written notice. In the event that Mr. Howley is terminated without cause or if Mr. Howley leaves for good reason, the Company will continue to pay his base salary and certain benefits for a period of one year, plus two months salary for every additional year of service. During the salary continuation period, Mr. Howley is obligated to provide certain limited consulting services to the Company. In the event that Mr. Howley dies while employed by the Company, Mr. Howley’s estate will receive an amount equal to two times his then current annual base salary.

On February 12, 2009, Mr. Howley entered into a change in control agreement. If within one year following a change in control, the Company terminates Mr. Howley’s employment without cause or Mr. Howley terminates his employment for good reason, he will be entitled to a lump sum payment equal to one and one-half times Mr. Howley’s then current annual base salary and one times his most recent annual bonus; in addition, all previously unvested options and rights will immediately vest and become fully exercisable as of the date of termination for a period of 90 days, and Mr. Howley and his family will be covered under the Company’s health benefit plans for 12 months following termination. Mr. Howley agreed not to compete with the Company during his period of employment and for a period of eighteen months thereafter.

2008 SUMMARY COMPENSATION TABLE(1)

The following table shows the compensation for the last three fiscal years awarded to or earned by individuals who served as the Company’s Chief Executive Officer, Chief Financial Officer and each of the Company’s three other most highly compensated executive officers and two additional individuals for whom disclosure would have been provided if they had been serving as an executive officers at the end of 2008.

				Option Awards
				(Stock	Non-Equity
				Performance	Incentive Plan	All Other
		Salary	Bonus	Rights)	Compensation	Compensation	Total
Name and Principal Position	Year	($)(2)	($)(3)	($)(4)	($)(5)	($)(6)	($)

Thomas J. Neri	2008	485,417	2,395,000	(21,720)	225,000	26,471	3,110,168
Chief Executive Officer	2007	432,500	—	2,609	345,000	37,882	817,991
	2006	314,583	—	48,255	107,540	29,726	500,104
F. Terrence Blanchard(7)	2008	200,631	—	—	—	10,032	210,663
Chief Financial Officer
Neil E. Jenkins(8)	2008	342,370	1,624,000	(63,644)	120,000	18,327	2,041,053
Executive Vice President,	2007	277,022	—	(52,544)	93,750	25,055	343,283
Secretary and General Counsel
Harry Dochelli(9)	2008	294,103	100,000	42,403	100,000	14,705	551,211
Executive Vice President Sales and Marketing
Stewart A. Howley(10)	2008	293,818	441,000	—	50,000	14,691	799,507
Senior Vice President	2007	282,000	—	—	85,332	52,689	420,021
Strategic Business Development
Scott F. Stephens(11)	2008	163,720	—	—	—	—	163,720
Former Senior Vice	2007	236,667	—	—	96,251	19,525	352,443
President and Chief	2006	220,000	—	—	47,850	19,250	287,100
Financial Officer
Michael W. Ruprich(12)	2008	147,436	889,000	—	—	459,000	1,495,436
Former Group President,	2007	300,000	—	—	91,046	24,751	415,797
MRO and New Channels

(1)	The Stock Awards, Change in Pension Value and Non-qualified Deferred Compensation Earnings columns have been deleted from the Summary Compensation Table as such compensation was not granted in 2008.

(2)	The amounts listed in this column show the base salary paid to the named executive officer in 2008, 2007 and 2006.

(3)	Amounts earned under the LTCAP plan of $2,395,000, $1,624,000, 441,000 and 889,000 by Mr. Neri, Mr. Jenkins, Mr. Howley and Mr. Ruprich, respectively, will be paid out 50% in 2009, 25% in 2010 and 25% in 2011. These amounts were determined to be non-deductible for purposes of 162(m); accordingly they are being reported in the Bonus column rather the Non-Equity Incentive Plan column. Additionally, Mr. Dochelli received a $100,000 sign-on bonus.

(4)	The amounts in this column represent the (benefit) expense recognized for financial statement reporting purposes for the years ended December 31, 2008, 2007 and 2006, in accordance with FAS 123(R) for cash-settled stock performance rights (“SPRs”). The Black-Scholes option valuation model assumptions used in calculating the fair value are included in Note M to our audited financial statements for the year ended December 31, 2008, included in our Annual Report on Form 10-K filed with the SEC on March 11, 2009. These amounts reflect our accounting (benefit) expense for these awards, and may not correspond to the actual value that will be recognized by the named executive officer. In some cases benefits were generated due to the decline in fair value of certain SPR grants and, therefore, reduced the “Total” compensation amount.

(5)	Amounts represent AIP bonuses earned (rather than paid) in the respective year. The AIP bonuses awarded in 2008 were paid out in 2009.

(6)	See All Other Compensation below for details regarding the amounts in this column for 2008.

(7)	Mr. Blanchard joined the Company as Chief Financial Officer in June 2008.

(8)	Mr. Jenkins became a named executive officer in 2007.

(9)	Mr. Dochelli joined the Company in April 2008.

(10)	Mr. Howley became a named executive officer in 2007.

(11)	Mr. Stephens resigned from the Company in June 2008.

(12)	Mr. Ruprich separated from the Company in May 2008. The total amount of severance benefits to be paid to Mr. Ruprich upon separation was $1,359,823.

ALL OTHER COMPENSATION IN 2008

		Deferred
		Compensation	Financial
	Profit Sharing	Plan	Counseling	Severance	Total All Other
	Contribution	Contributions	Payments	Payments	Compensation
Name	($)(1)	($)(2)	($)	($)	($)

Thomas J. Neri	11,500	12,771	2,200	—	26,471
F. Terrence Blanchard	10,032	—	—	—	10,032
Neil E. Jenkins	11,500	6,827	—	—	18,327
Harry Dochelli	11,500	3,205	—	—	14,705
Stewart A. Howley	11,500	3,191	—	—	14,691
Scott F. Stephens	—	—	—	—	—
Michael W. Ruprich(3)	—	—	—	459,000	459,000

(1)	The Company made a profit sharing contribution of 5.00% of base salary up to the 2008 IRS annual compensation limit of $230,000.

(2)	For executives with base salaries above the IRS annual compensation limit, the Company paid 5.00% on “excess” above the IRS annual compensation limit into the Executive Deferred Compensation Plan. Please see the Non-Qualified Deferred Compensation Table.

(3)	Severance payments consist of an 18 month salary continuation agreement ($178,500 was paid in 2008 and an additional $280,500 will be paid in 2009). Mr. Ruprich is also eligible for health, dental, vision and life insurance during the salary continuation period which is not included in the total.

GRANTS OF PLAN-BASED AWARDS IN 2008(1)

					All Other
					Option		Grant Date
					Awards:	Exercise	Fair Value of
					Number of	Price of	Stock and
	Effective	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Securities	Option	Option
Named	Grant	Threshold	Target	Maximum	Underlying	Awards	Awards
Executive Officer	Date	($)	($)	($)	Options(#)(2)	($/Sh)(2)	($/Sh)(2)

Thomas J. Neri
Current LTIP(3)	5/13/2008	225,000	450,000	900,000
2008 AIP(4)	3/01/2008	250,000	500,000	1,000,000
Neil E. Jenkins
Current LTIP(3)	5/13/2008	109,500	219,000	438,000
2008 AIP(4)	3/01/2008	91,250	182,500	365,000
SPRs(5)	3/17/2008				10,000	25.43	7.48
Harry Dochelli
Current LTIP(3)	5/13/2008	88,683	177,366	354,732
2008 AIP(4)	3/01/2008	88,197	176,393	352,787
SPRs(5)	4/07/2008				25,000	27.61	8.47
Stewart A. Howley
Current LTIP(3)	5/13/2008	160,000	320,000	640,000
2008 AIP(4)	3/01/2008	73,903	147,805	295,610
SPRs(5)	3/17/2008				10,000	25.43	7.48
Scott F. Stephens(6)
SPRs	3/17/2008				15,000	25.43	7.48
Michael W. Ruprich(7)
SPRs	3/17/2008				7,500	25.43	7.48

(1)	The columns for Estimated Future Payments under Equity Incentive Plan Awards and All Other Stock Awards have been deleted.

(2)	Amounts represented in these columns represent awards of SPRs that have characteristics similar to options.

(3)	Any potential payouts for the 2008-2009 LTIP awards are expected to be made in 2010.

(4)	Reflects potential awards under the Lawson Products, Inc. 2008 AIP. These awards were paid in March 2009 as described in the Summary Compensation Table above.

(5)	SPRs vest ratably over three years and have a 10 year term.

(6)	Mr. Stephens, former Chief Financial Officer, resigned from the Company in June 2008. The Company cancelled his rights under the 2008-2009 LTIP and 2008 AIP. Additionally, the 15,000 SPRs have been forfeited.

(7)	Mr. Ruprich, former Group President, MRO and New Channels, left the Company in May 2008. The Company cancelled his rights under the 2008-2009 LTIP and 2008 AIP. Additionally, the 7,500 SPRs have been forfeited.

OUTSTANDING EQUITY AWARDS/SPRs AT DECEMBER 31, 2008

	SPR Awards (Stock Performance Rights)(1)
	Number of Securities Underlying			SPR
	Unexercised SPRs			Exercise	SPR Expiration
Named Executive Officer	Exercisable	Unexercisable		Price ($)	Date

Thomas J. Neri	5,000	—		33.15	12/08/2013
F. Terrence Blanchard	—	—		—	—
Neil E. Jenkins	400	—		26.50	12/13/2010
	4,400	—		27.08	12/11/2011
	7,200	—		26.85	08/12/2013
	—	10,000	(2)	25.43	03/17/2018

	12,000	10,000
Stewart A. Howley	—	10,000	(2)	25.43	03/17/2018
Harry Dochelli	—	25,000	(3)	27.61	04/07/2018
Scott F. Stephens	—	—		—	—
Michael W. Ruprich	—	—		—	—

(1)	The columns for stock awards have been deleted as the named executive officers have no outstanding stock awards as of December 31, 2008. The data in this chart represents grants under the SPRs, which have characteristics similar to options as they are tied to performance of the Company’s stock price but are settled in cash upon exercise.

(2)	Will fully vest on March 17, 2011.

(3)	Will fully vest on April 7, 2011.

OPTION/SPR EXERCISES AND STOCK VESTED IN 2008

There were no exercises of SPRs or vesting of stock for any of the named executive officers during the year ended December 31, 2008.

NONQUALIFIED DEFERRED COMPENSATION

With respect to the Company’s 2004 Executive Deferral Plan, certain executives, including named executive officers may defer portions of base salary, bonus, LTIP awards, and the “excess” contribution to the profit-sharing plan. Deferral elections are made by eligible executives by the end of the year preceding the plan year for which the election is made. An executive may defer a minimum of $2,000 aggregate of Base Salary, Bonus and/or LTIP. The maximum deferral amount for each plan year is 80% of base salary, 100% of bonus and 100% of LTIP amounts.

The investment options available to an executive include some funds generally similar to or as available through the Company’s qualified retirement plan. The Company does not provide for any above market return for participants in the Executive Deferral Plan.

Distributions from the Plan

Unforeseeable Financial Emergency: Upon showing a financial hardship and receipt of approval from the Committee, an executive may interrupt deferral or be allowed to access funds in his or her deferred compensation account. An executive may elect to receive distributions under four scenarios, receiving benefits in either a lump sum or in annual installment of between 2 and 15 years. The four scenarios include retirement, termination of employment, disability, or death. In the event of a change in control of the Company, an independent third party administrator would be appointed to oversee the plan.

NONQUALIFIED DEFERRED COMPENSATION TABLE

			Aggregate	Aggregate
	Executive	Registrant	(Loss)	Withdrawals/	Aggregate
	Contributions	Contributions in	Earnings in	Distributions in	Balance at
	in Last FY	Last FY	Last FY	Last FY	Last FYE
Name	($)	($)(1)	($)	($)	($)(2)

Thomas J. Neri	—	12,771	(22,615)	—	49,508
F. Terrence Blanchard	—	—	—	—	—
Neil E. Jenkins	—	6,827	(40,157)	—	63,418
Harry Dochelli	18,667	3,205	(3,783)	—	18,089
Stewart A. Howley	—	3,191	66	—	7,959
Scott F. Stephens	12,900	—	(25,026)	—	40,375
Michael W. Ruprich	—	—	1,031	60,273	—

(1)	Each of these amounts was also reported in column All Other Compensation in the 2008 Summary Compensation Table above.

(2)	Amounts reported in the aggregate balance at last fiscal year end that were reported as compensation to the named executive officer in the Summary Compensation Table for previous years were $59,352, $96,748, $4,702, $52,501 and $59,242 for Mr. Neri, Mr. Jenkins, Mr. Howley, Mr. Stephens and Mr. Ruprich, respectively.

SUMMARY TABLE OF POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

The following table outlines potential payments to our named executive officers under existing contracts, agreements, plans or arrangements for various scenarios under termination or a change-in-control, assuming a December 31, 2008 termination date and the closing price of our common stock of $22.85 on that date. The termination benefits are described in the foregoing Compensation Agreements section. In addition, upon termination, payments due to executives include distribution of any balance in the deferred compensation plan, any accrued and unpaid vacation and all other benefits that have been accrued but not yet paid. Payments may be reduced if it would result in the imposition of an excise tax under the Internal Revenue Service’s (“IRS”) code section 280G and the reduction would result in the executive officer receiving a greater net of tax payment. Amounts reported represent the full payments to be made to the executives upon separation, as this would result in a higher net of tax payment to each executive.

The potential payments, upon termination or change-in-control of the individual executive officers, are as follows.

	Termination for			Termination
	Cause or			due to Non-
	Voluntary		Voluntary	Renewal of			Termination
	Termination	Termination	Termination for	Contract by			Upon
	Without	without	Good Reason by	Lawson or			Change of
	Good Reason	Cause	Executive	Executive	Death	Disability	Control
Name	($)	($)	($)	($)	($)	($)	($)

Thomas J. Neri	68,739	1,089,809	1,089,809	68,739	1,089,809	1,226,681	1,989,809
F. Terrence Blanchard	—	—	—	—	—	—	—
Neil E. Jenkins	77,456	828,526	828,526	77,456	828,528	865,398	1,388,854
Harry Dochelli	27,828	427,828	27,828	27,828	27,828	27,828	1,146,430
Stewart A. Howley	19,329	462,744	462,744	19,329	610,549	610,549	756,422

The components of these potential payments are detailed below, by individual executive.

Mr. Thomas J. Neri

		Termination
	Termination	Without Cause	Termination
	for Cause or	or Voluntary	Due to Non-
	Voluntary	Termination	Renewal of			Termination
	Termination	for Good	Contract by			Upon
	Without Good	Reason by	Lawson			Change of
	Reason	Executive	or Executive	Death	Disability	Control
Compensation	($)	($)	($)(1)	($)	($)	($)(2)

Base salary	—	1,000,000	—	1,000,000	1,100,000	1,000,000
AIP	—	—	—	—	—	450,000
SPRs	—	—	—	—	—	—
LTIP award	—	—	—	—	—	450,000
Executive deferral plan	49,508	49,508	49,508	49,508	49,508	49,508
Health and welfare payments	—	21,070	—	21,070	57,942	21,070
Accrued vacation	19,231	19,231	19,231	19,231	19,231	19,231
Total	68,739	1,089,809	68,736	1,089,809	1,226,681	1,989,809

(1)	Additional severance amounts are triggered at the two year anniversary of the “effective date” (which will be February 19, 2011)

(2)	The value of the exercise of SPRs is calculated using 135% of year-end share price to simulate a potential sale price premium for the Company. This includes any accelerated vesting upon a change of control.

Mr. F. Terrence Blanchard

Mr. Blanchard is temporarily employed under a contract that does not provide for any post-employment termination or change-in-control payments.

Mr. Neil E. Jenkins

		Termination
	Termination	Without Cause	Termination
	for Cause or	or Voluntary	Due to Non-
	Voluntary	Termination	Renewal of			Termination
	Termination	for Good	Contract by			Upon
	Without Good	Reason by	Lawson or			Change of
	Reason	Executive	Executive	Death	Disability	Control
Compensation	($)	($)	($)(1)	($)	($)	($)(2)

Base salary	—	730,000	—	730,000	730,000	730,000
AIP	—	—	—	—	—	240,000
SPRs	—	—	—	—	—	101,328
LTIP award	—	—	—	—	—	219,000
Executive deferral plan	63,418	63,418	63,418	63,418	63,418	63,418
Health and welfare payments	—	21,070	—	21,070	57,942	21,070
Accrued vacation	14,038	14,038	14,038	14,038	14,038	14,038
Total	77,456	828,526	77,456	828,526	865,398	1,388,854

(1)	Additional severance amounts are triggered at the two year anniversary of the “effective date” (which will be February 19, 2011)

(2)	The value of the exercise of SPRs is calculated using 135% of year-end share price to simulate a potential sale price premium for the Company. This includes any accelerated vesting upon a change of control.

Mr. Harry Dochelli

	Termination			Termination
	for Cause or		Voluntary	Due to Non-
	Voluntary	Termination	Termination	Renewal of		Termination
	Termination	Without	for Good	Contract by		Upon
	Without	Cause by	Reason by	Lawson or	Death and	Change of
	Good Reason	Lawson	Executive	Executive	Disability	Control
Compensation	($)	($)	($)	($)	($)	($)(1)

Base salary	—	400,000	—	—	—	600,000
AIP	—	—	—	—	—	100,000
SPRs	—	—	—	—	—	81,000
LTIP award	—	—	—	—	—	320,000
Executive deferral plan	18,089	18,089	18,089	18,089	18,089	18,089
Health and welfare payments	—	—	—	—	—	17,602
Accrued vacation	9,739	9,739	9,739	9,739	9,739	9,739
Total	27,828	427,828	27,828	27,828	27,828	1,146,430

(1)	The value of the exercise of SPRs is calculated using 135% of year-end share price to simulate a potential sale price premium for the Company. This includes any accelerated vesting upon a change of control.

Mr. Stewart A. Howley

		Termination
	Termination	without Cause	Termination
	for Cause or	or Voluntary	Due to Non-
	Voluntary	Termination	Renewal of			Termination
	Termination	for Good	Contract by			Upon
	Without Good	Reason by	Lawson or			Change of
	Reason	Executive	Executive	Death	Disability	Control
Compensation	($)	($)(1)	($)	($)	($)	($)(2)

Base salary	—	443,415	—	591,220	591,220	443,415
AIP	—	—	—	—	—	50,000
SPRs	—	—	—	—	—	54,200
LTIP award	—	—	—	—	—	177,366
Executive deferral plan	7,959	7,959	7,959	7,959	7,959	7,959
Health and welfare payments	—	—	—	—	—	12,112
Accrued vacation	11,370	11,370	11,370	11,370	11,370	11,370
Total	19,329	462,744	19,329	610,549	610,540	756,422

(1)	Includes consulting fees equal to 18 months of salary.

(2)	The value of the exercise of SPRs is calculated using 135% of year-end share price to simulate a potential sale price premium for the Company. This includes any accelerated vesting upon a change of control.

DIRECTOR COMPENSATION

Lawson’s non-employee Directors received an annual cash retainer of $75,000 for attending Board and Board Committee meetings. The Chairman of the Board received an additional $25,000 in 2008 for service as the Chairman. The Chairmen of the Audit Committee and Compensation Committee received an additional annual fee of $15,000 and $10,000, respectively, in 2008 for their service in leading these committees. The Chairpersons of the other Board committees received an additional $5,000 annual fee in 2008 for their service in leading these committees. A special Committee of the Board of Directors was formed to oversee the internal investigation of the Company by the federal government into certain Company customer loyalty programs. Mr. Brophy, Mr. Postek, Mr. Rettig and Ms. Smelcer comprise the Committee and were compensated an additional $20,000 in 2008 for their services on this committee. The special Committee of the Board of Directors has completed its assignment and was discontinued as of December 31, 2008. Directors travel expenses for attending meetings are reimbursed by the Company.

An award of 5,000 Stock Performance Rights (“SPRs”) was granted to each director on May 12, 2008 using the closing price of the Company’s common stock of $25.53 on that date. The SPRs are a cash-based award that provides directors with a meaningful link to creating shareholder value by tying their compensation to the increase in value of the Company stock from grant date. SPRs granted to retirement eligible directors are expensed at date of grant while grants for directors who are not retirement eligible are expensed over a three-year vesting schedule. Pursuant to the requirements of SFAS 123(R), all SPRs outstanding have been remeasured at fair value on December 31, 2008 using the Black-Scholes valuation model. Assumptions used in the calculation of fair value are included in Footnote M “Stock performance plan” in the Company’s audited financial statements for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2009.

Director Compensation Table(1)

	Fees Earned or Paid	SPR Awards	Total
Name	in Cash ($)	($)(2)	($)

James T. Brophy	95,000	(120,885)	(25,885)
James S. Errant	75,000	6,675	81,675
Lee S. Hillman	85,000	(24,128)	60,872
Ronald B. Port, M.D.	100,000	(120,885)	(20,885)
Thomas S. Postek	110,000	(27,500)	82,500
Robert G. Rettig	95,000	(120,885)	(25,885)
Mitchell H. Saranow	85,000	(90,613)	(5,613)
Wilma J. Smelcer	100,000	(24,128)	75,872

(1)	The Stock Awards, Non-equity Incentive Plan Compensation, the Change in Pension Value and Nonqualified Deferred Compensation Earnings and All Other Compensation columns have been eliminated as the Company does not have any compensation to report in these columns. Mr. Neri is not listed in the table because he was an employee of the Company and received no additional compensation to serve as a Director.

(2)	The amounts in this column reflect the (benefit) expense recognized for financial statement purposes for the year ended December 31, 2008. The SPR benefit is due to the decline in fair value of certain SPR grants. As of December 31, 2008, each director had the following aggregate number of SPRs or options outstanding: James T. Brophy, 28,000 SPRs; James S. Errant, 10,000 SPRs; Lee S. Hillman, 20,000 SPRs; Ronald B. Port, M.D., 29,000 SPRs, 2,500 options; Thomas S. Postek, 15,000 SPRs; Robert G. Rettig, 29,000 SPRs; Mitchell H. Saranow, 29,000 SPRs and 2,500 options; and Wilma J. Smelcer, SPRs 20,000 SPRs.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following table provides information as of December 31, 2008 regarding the number of shares of common stock that were available for issuance under the Company’s equity compensation plans.

Number of Securities
Remaining Available
for Future Issuance
	Number of Securities	Weighted-Average	Under Equity
	to be Issued Upon	Exercises Price of	Compensation Plans
	Exercise of	Outstanding	(Excluding Securities
	Outstanding Options,	Options, Warrants	Reflected in the
Plan Category	Warrants and Rights	and Rights	First Column)

Equity compensation plans approved by security holders	5,000	$23.11	—
Equity compensation plans not approved by security holders	—	—	—

Total	5,000	$23.11	—

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of February 28, 2009 concerning the beneficial ownership by each person (including any “group” as defined in Section 13(d)(3) of the Securities Exchange Act of 1934) known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock of the Company, each director, each named executive officer, and all executive officers and directors as a group. Unless otherwise noted below, the address of each beneficial owner listed in the table is 1666 East Touhy Avenue, Des Plaines, Illinois, 60018. Because the voting or dispositive power of certain stock listed in the following table is shared, in some cases the same securities are listed opposite more than one name in the table. The total number of the Company’s shares of Common Stock issued and outstanding is 8,522,001.

	Sole Voting or	Shared	Shared
	Dispositive Power	Dispositive	Voting	Percent of
Name of Beneficial Owner	(1)(2)	Power	Power	Class

Five Percent Shareholders:
Roberta Port Washlow(3)(4)	22,471	3,011,436	240,000	38.4%
Sidney L. Port Trust, dated	1,170,389	—	—	13.7%
July 22, 1970 (the “1970 Trust”)(5)
Royce & Associates LLC(6)	877,614	—	—	10.3%
1414 Avenue of the Americas New York, NY 10019
H. George Mann, Trustee(7)	2,345,000	—	—	27.5%
1186 Linden Ave. Highland Park, Il 60035
Directors and Director Nominees:
James T. Brophy	4,439	—	—	*
James S. Errant(8)	19,204	12,378	—	*
Lee S. Hillman	2,289	—	—	*
Ronald B. Port, M.D.(3)(4)	18,904	3,011,436	240,000	38.4%
Thomas S. Postek	12,585	—	—	*
Robert G. Rettig	6,289	—	—	*
Mitchell H. Saranow	2,289	8,000	—	*
Wilma J. Smelcer	2,289	—	—	*
Named Executive Officers:
Thomas J. Neri	—	—	—	*
F. Terrence Blanchard	—	—	—	*
Neil E. Jenkins	—	—	—	*
Harry Dochelli	—	—	—	*
Stewart A. Howley	—	—	—	*
Scott F. Stephens(9)	—	—	—	*
Michael W. Ruprich(10)	—	—	—	*
All executive officers and directors as a group (15 persons)	68,288	3,031,814	240,000	39.2%

*	Less than 1%.

(1)	Does not include certain shares held by wives and minor children in the case of Mr. Brophy (725 shares) and Dr. Port (4,803 shares).

(2)	Stockholdings shown include shares issuable upon the exercise of stock options exercisable within 60 days of February 28, 2009 by Dr. Port (2,500 shares) and Mr. Saranow (2,500 shares).

(3)	Includes shares held in two family partnerships in the aggregate amount of 3,011,436 in which Dr. Ronald B. Port and Roberta Port Washlow (Mr. Sidney Port’s daughter) are the managing partners. Approval of both of the managing general partners is required for any actions with respect to the reported securities. 1,200,000 of the shares (the “LP Pledged Shares”) held by one of the limited partnerships have been pledged as collateral for loans to the 1970 Trust in an amount of $11,625,000 (the “Loans”). Does not include shares held by the 1970 Trust as described in footnote (5).

(4)	Includes 240,000 shares held by a voting trust pursuant to which Ms. Washlow and Dr. Port are trustees. Ms. Washlow and Dr. Port together have voting power with respect to the shares, but have no power to dispose of the shares. Upon termination of the voting trust, the shares are to be distributed to undisclosed beneficiaries.

(5)	Any disposition of the 1,170,289 shares held by the 1970 Trust must be approved by a majority of the three trustees, Dr. Port, Ms. Washlow and an unrelated party. 1,155,000 of the shares (together with the LP Pledged Shares, the “Pledged Shares”) held by the 1970 Trust have been pledged as collateral for the Loans.

(6)	Based on Schedule 13G filed by Royce & Associates LLC with the SEC, dated January 26, 2009.

(7)	Shares listed as beneficially owned by George Mann consist of the Pledged Shares owned by one of the family limited partnerships and by the 1970 Trust. Due to the market price of Lawson’s Common Stock falling below a certain level, George Mann, as trustee for various family trusts, has acquired the right, but not the obligation, to dispose of the Pledged Shares.

(8)	Mr. Errant is the former brother-in-law of Ms. Washlow and Dr. Port.

(9)	Mr. Stephens resigned from the Company effective June 27, 2008. The share information provided for Mr. Stephens is current through this date.

(10)	Mr. Ruprich was terminated without cause effective May 31, 2008. The share information provided for Mr. Ruprich is current through this date.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

The Company’s practice has been that all transactions between the Company and any related person will be approved by a majority of the members of the Company’s Board of Directors and by a majority of independent and disinterested directors. All proposed related person transactions are generally reported to the Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer, or General Counsel, who assist in gathering the relevant information about the transaction, and present the information to the Board of Directors or one of its Committees. The Board then determines whether the transaction is a related person transaction and approves, ratifies, or rejects the transaction.

Mr. Blanchard is employed as Chief Financial Officer on an interim basis under a contract between the Company and Tatum, LLC, a financial consultancy firm, of which Mr. Blanchard is a partner. The contract provides for Mr. Blanchard to receive a salary of $32,200 per month. In addition the Company is obligated to pay a semi-monthly fee of $6,800 to Tatum. Additionally, the Company has a contract with Tatum for the services of the Company’s Interim Vice President, Information Systems, a Tatum employee, in exchange for $40,000 per month. In total the Company paid Tatum $347,620 in 2008.

Director Independence

The Company’s Board of Directors has determined that James T. Brophy, Lee S. Hillman, Thomas S. Postek, Robert G. Rettig, Mitchell H. Saranow, and Wilma J. Smelcer are independent within the meaning of the rules of The Nasdaq Global Select Market. In determining independence, the Board of Directors considered the specific criteria for independence under The Nasdaq Stock Market rules and also the facts and circumstances of any other relationships of individual directors with the Company.

The independent directors and the committees of the Board of Directors regularly meet in executive session without the presence of any management directors or representatives.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Ernst & Young LLP was the Company’s principal accountant for years 2008 and 2007. Aggregate fees for professional services rendered for the Company by Ernst & Young LLP for such years were as follows:

	Year Ended December 31,
	2008	2007

Audit Services	$1,042,600	$1,014,600
Audit-Related Fees	46,100	8,100
Tax Fees	175,862	299,000
All Other Fees	25,000	33,700

	$1,289,562	$1,355,400

Audit Fees

Audit services include fees for the annual audit, review of the Company’s reports on Form 10-Q each year, consulting on accounting and auditing matters and fees related to Ernst & Young LLP’s audit of the Company’s effectiveness of internal control over financial reporting as required by the Rule 404 Sarbanes-Oxley Act of 2002. Tax fees relate to domestic and international income tax compliance and consulting services. Ernst & Young LLP did not render any other services to the Company.

Audit-Related Fees

Aggregate fees of $46,100 in 2009 and $8,100 in 2007 were billed by Ernst & Young LLP for consultations and procedures related to certain accounting issues.

Tax Fees

Aggregate fees of $175,862 in 2008 and $229,000 in 2007 were billed by Ernst & Young LLP for domestic and international income tax compliance and consulting services.

All Other Fees

Aggregate fees of $25,000 in 2008 and $33,700 in 2007 were billed by Ernst & Young LLP for benefit plan audits.

The Audit Committee has considered the compatibility of the non-audit services provided by Ernst & Young LLP to Ernst & Young LLP’s continued independence and has concluded that the independence of Ernst & Young LLP is not compromised by the performance of such services.

Pre-Approval of Services by External Auditor

The Audit Committee has adopted policies and procedures for the pre-approval of the audit and non-audit services performed by the independent auditor in order to assure that the provision of such services does not impair the auditor’s independence. The Audit Committee approves all audit fees and terms for all services provided by the independent auditor and considers whether these services are compatible with the auditor’s independence. The Chairman of the Audit Committee may approve additional proposed services that arise between Committee meetings provided that the decision to approve the service is presented at the next scheduled Committee meeting. All non-audit services provided by the external auditor must be pre-approved by the Audit Committee Chairman prior to the engagement. The Chief Financial Officer has provided quarterly reports of external auditor services, by category, to the Audit Committee. The Audit Committee pre-approved all audit and permitted non-audit services by the Company’s external auditors in 2008.

Any proposed engagement that does not fit within the definition of a pre-approved service may be presented to the Audit Committee for consideration at its next regular meeting or, if earlier consideration is required, to the Audit Committee or one or more of its members. The member or members to whom such authority is delegated shall report any specific approval of services at the Committee’s next regular meeting. The Audit Committee will regularly review summary reports detailing all services being provided to the Company by its external auditor.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAWSON PRODUCTS, INC.

By:	/s/ Thomas J. Neri
Thomas J. Neri
Chief Executive Officer and Director
Date: April 29, 2009

Date: April 29, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below this 29th day of April, 2009, by the following persons on behalf of the registrant and in the capacities indicated.

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