Form 10-Q
period 2009-03-31
LAWSON PRODUCTS INC/NEW/DE/
filed 2009-04-30
CIK 703604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report under Section 13 OR 15(d) of the Securities Exchange Act of 1934
For quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock, $1 par value, as of April 17, 2009 was 8,522,001.

“Safe Harbor” Statement under the Securities Litigation Reform Act of 1995:
This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms “may,” “should,” “could,” “anticipate,” “believe,” “continues,” “estimate,” “expect,” “intend,” “objective,” “plan,” “potential,” “project” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions or beliefs and are subject to a number of factors, assumptions and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include any breach of the terms and conditions of the Deferred Prosecution Agreement with U.S. Attorney’s Office for the Northern District of Illinois; excess and obsolete inventory; disruptions of the Company’s information systems; risks of rescheduled or cancelled orders; increases in commodity prices; the influence of controlling stockholders; competition and competitive pricing pressures; the effect of general economic conditions and market conditions in the markets and industries the Company serves; the risks of war, terrorism, and similar hostilities; and, all of the factors discussed in the Company’s “Risk Factors” set forth in its Annual Report on Form 10-K for the year ended December 31, 2008 and in this Quarterly Report on Form 10-Q.
The Company undertakes no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events or otherwise.

PART I — FINANCIAL INFORMATION
ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Lawson Products, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31,	December 31,
(Amounts in thousands, except share data)	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,255	$4,300
Accounts receivable, less allowance for doubtful accounts	43,423	48,634
Inventories	82,389	86,435
Miscellaneous receivables and prepaid expenses	13,383	11,812
Deferred income taxes	6,454	6,127
Property held for sale	1,799	—
Discontinued assets	329	296

Total current assets	156,032	157,604

Property, plant and equipment, less accumulated depreciation and amortization	44,812	47,783

Cash value of life insurance	16,840	17,970
Deferred income taxes	18,154	18,159
Goodwill	26,876	25,748
Other assets	3,831	3,732

Total assets	$266,545	$270,996

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$18,988	$16,334
Settlement payable — current	10,000	10,000
Accrued expenses and other liabilities	33,418	41,205
Discontinued current liabilities	59	53

Total current liabilities	62,465	67,592

Revolving line of credit	13,050	7,700
Security bonus plan	25,832	26,218
Deferred compensation	11,837	11,301
Settlement payable — noncurrent	10,000	10,000
Other	10,332	9,441

	71,051	64,660

Stockholders’ equity:
Preferred stock, $1 par value:
Authorized — 500,000 shares, Issued and outstanding — None	—	—
Common stock, $1 par value:
Authorized — 35,000,000 shares, Issued and outstanding — 8,522,001 shares	8,522	8,522
Capital in excess of par value	4,774	4,774
Retained earnings	119,954	126,158
Accumulated other comprehensive loss	(221)	(710)

Stockholders’ equity:	133,029	138,744

Total liabilities and stockholders’ equity	$266,545	$270,996

See notes to condensed consolidated financial statements.

Lawson Products, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(Amounts in thousands, except per share data)	2009	2008

Net sales	$99,381	$125,870
Cost of goods sold	45,214	51,742

Gross profit	54,167	74,128

Operating expenses:
Selling, general and administrative expenses	56,632	64,828
Severance and other charges	6,452	602
Settlement related costs	49	751

Operating (loss) income	(8,966)	7,947

Other income	725	108
Interest expense	(74)	(229)

(Loss) income from continuing operations before income taxes	(8,315)	7,826

Income tax (benefit) provision	(2,396)	3,302

(Loss) income from continuing operations	(5,919)	4,524

Loss from discontinued operations, net of income taxes	(29)	(155)

Net (loss) income	$(5,948)	$4,369

Basic (loss) income per share of common stock:
Continuing operations	$(0.70)	$0.53
Discontinued operations	—	(0.02)

	$(0.70)	$0.51

Diluted (loss) income per share of common stock:
Continuing operations	$(0.70)	$0.53
Discontinued operations	—	(0.02)

	$(0.70)	$0.51

Cash dividends declared per share of common stock	$0.03	$0.20

Weighted average shares outstanding:
Basic	8,522	8,522

Diluted	8,522	8,523

See notes to condensed consolidated financial statements.

Lawson Products, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(Amounts in thousands)	2009	2008

Operating activities:
Net (loss) income	$(5,948)	$4,369
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,864	2,142
Loss from write-down of property, plant and equipment	411	—
Changes in operating assets and liabilities	6,944	(5,006)
Other	(1,612)	(2,234)

Net cash provided by (used for) operating activities	1,659	(729)

Investing activities:
Additions to property, plant and equipment	(1,150)	(1,206)

Net cash used for investing activities	(1,150)	(1,206)

Financing activities:
Net proceeds from revolving line of credit	5,350	4,500
Dividends paid	(1,704)	(1,704)
Other	(178)	—

Net cash provided by financing activities	3,468	2,796

Increase in cash and cash equivalents	3,977	861

Cash and cash equivalents at beginning of period	4,581	2,473

Cash and cash equivalents at end of period	8,558	3,334

Cash held by discontinued operations	(303)	(785)

Cash and cash equivalents held by continuing operations at end of period	$8,255	$2,549

See notes to condensed consolidated financial statements.

Lawson Products, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands, except per share data)
Note A — Basis of Presentation and Summary of Significant Accounting Policies
The accompanying condensed consolidated financial statements of Lawson Products, Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all disclosures required by U.S. generally accepted accounting principles. Reference should be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Condensed Consolidated Balance Sheet as of March 31, 2009, the Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 2009 and 2008 and the Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2009 and 2008 are unaudited. In the opinion of the Company, all normal recurring adjustments have been made, that are necessary to present fairly the results of operations for the interim periods. Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
There have been no material changes in our significant accounting policies during the three months ended March 31, 2009 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2008.
Note B — Fair Value Measurements
The Company adopted FASB Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), Fair Value Measurements, effective January 1, 2009 for our financial assets and liabilities. Adoption of SFAS No. 157 did not have a material effect on our financial position, results of operations or cash flows. SFAS No. 157 requires the categorization of financial assets and liabilities, based on the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to the quoted prices in active markets for identical assets and liabilities and lowest priority to unobservable inputs. The various levels of the SFAS No. 157 fair value hierarchy are described as follows:

Level 1 —	Financial assets and liabilities valued based on unadjusted quoted market prices for identical assets and liabilities in an active market that the company has the ability to access.

Level 2 —	Financial assets and liabilities valued based on quoted prices in markets that are not active or model inputs that are observable for substantially the full term of the asset or liability.

Level 3 —	Financial assets and liabilities valued based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2009:

	Level 1	Level 2	Level 3	Total
Assets:
Cash value of life insurance	$16,840	$—	$—	$16,840

Liabilities:
Deferred compensation	$11,837	$—	$—	$11,837

Lawson Products, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands, except per share data)
Note C — Inventories
Components of inventories were as follows:

	March 31,	December 31,
(Amounts in thousands)	2009	2008

Finished goods	$90,216	$92,565
Work in progress	2,024	1,791
Raw materials	2,082	2,146

Total	94,322	96,502
Reserve for obsolete and excess inventory	(11,933)	(10,067)

	$82,389	$86,435

Note D — Property Held for Sale
During the first quarter of 2009, the Company closed and began to actively market its Charlotte, North Carolina distribution center. The net book value of $1,799 has been reclassified to Property held for sale in the Condensed Consolidated Balance Sheets. The property is valued at the lower of carrying amount or estimated net realizable value (proceeds less cost to sell), and will not be depreciated after being classified as held for sale.
Note E — Reserve for Severance and Restructuring
During the first quarter of 2009 the Company committed to implementing certain cost reduction measures in response to current economic conditions. These cost reduction measures include a reduction in force of approximately 11%, or approximately 150 employees, across the organization and the closure of its Dallas, Texas and Charlotte, North Carolina distribution centers. The reduction in force and closure of the distribution centers are expected to be substantially complete by the end of the second quarter. As a result of these measures, the Company incurred a charge of $6,452 in the first quarter of 2009, primarily related to the Maintenance, Repair and Operations (“MRO”) segment. Of this amount, $5,989 related to future cash payments related to terminated employees, $411 related to a non-cash charge for disposal of property, plant and equipment and other expenses of $52.
The table below shows the changes in the Company’s reserves for severance and related payments, included in accrued expenses and other liabilities on the balance sheet as of March 31, 2009 and 2008:

	Three Months Ended March 31,
(Amounts in thousands)	2009	2008

Balance at beginning of year	$6,111	$7,058
Charged to earnings	5,989	602
Cash paid	(1,849)	(1,315)
Adjustment to reserve	—	(42)

Balance at end of year	$10,251	$6,303

Lawson Products, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands, except per share data)
Note F — Comprehensive (Loss) Income
Components of comprehensive (loss) income for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31,
(Amounts in thousands)	2009	2008

Net (loss) income	$(5,948)	$4,369
Foreign currency translation adjustment	489	(191)

Comprehensive (loss) income	$(5,459)	$4,178

Note G — Stock Performance Rights
During the first quarter of 2009, 5,000 SPRs were granted with an exercise price of $19.62. A compensation benefit of $734 and $1,202 was recorded for outstanding SPRs in selling, general and administrative expenses in the first quarters of 2009 and 2008, respectively. The fair value of outstanding SPRs was remeasured on March 31, 2009 using the Black-Scholes valuation model. This model requires the input of the following subjective assumptions that may have a significant impact on the fair value estimate:

Expected volatility	52.7% to 101.7%
Risk-free interest rate	0.6% to 1.8%
Expected term (in years)	0.9 to 5.9
Expected annual dividend	$0.12
Note H — Earnings Per Share
The calculations of dilutive weighted average shares outstanding for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended March 31,
(Amounts in thousands)	2009	2008

Basic weighted average shares outstanding	$8,522	$8,522
Dilutive impact of stock options outstanding	—	1

Dilutive weighted average shares outstanding	$8,522	$8,523

Stock options outstanding for the three months ended March 31, 2009, would have been anti-dilutive and therefore were excluded from the computation of diluted earnings per share.

Lawson Products, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands, except per share data)
Note I — Segment Reporting
The Company conducts business in two reportable segments: MRO and Original Equipment Marketplace (“OEM”). The Company’s MRO segment is a distributor and marketer of systems, services and products to the industrial, commercial, institutional, and governmental maintenance repair and operations marketplace. The Company’s OEM segment manufactures, sells and distributes production and specialized component parts to the original equipment marketplace. The Company’s two reportable segments are distinguished by the nature of products distributed and sold, types of customers and manner of servicing them. The Company evaluates performance and allocates resources to reportable segments primarily based on operating income.
The following table presents summary financial information for the Company’s reportable segments:

	Three Months Ended March 31,
(Amounts in thousands)	2009	2008

Net sales
MRO	$82,819	$105,404
OEM	16,562	20,466

Consolidated total	$99,381	$125,870

Operating (loss) income
MRO	$(953)	$8,847
OEM	(1,512)	453
Severance and other charges	(6,452)	(602)
Settlement related costs	(49)	(751)

Consolidated total	(8,966)	7,947

Other income	725	108
Interest expense	(74)	(229)

(Loss) income from continuing operations before income taxes	$(8,315)	$7,826

Note J — Income Tax (Benefit) Expense
Income tax as a percentage of pre-tax (loss) income for the three months ended March 31, 2009 was 28.8% compared to 42.2% for the three months ended March 31, 2008. The primary reason for the change in the tax rates is the effect of non-deductible expenses, including the decrease in the cash surrender value of executive life insurance, which increases the rate of tax expenses resulting from income while reducing the rate of tax benefits from losses. Additionally, earnings in jurisdictions with higher tax rates decreased the net income tax benefit in relation to the overall pre-tax loss.
At March 31, 2009, the Company had $3,040 in unrecognized tax benefits, the recognition of which would have a favorable effect on the effective tax rate. Due to the uncertainty of both timing and resolution of income tax examinations, the Company is unable to determine whether any amounts included in the March 31, 2009 balance of unrecognized tax benefits represent tax positions that could significantly change during the next twelve months.
The Company recognizes interest and penalties related to unrecognized tax benefits in income tax (benefit) expense. The Company had $1,877 accrued for interest and penalties at March 31, 2009.
The Company and its subsidiaries are subject to U.S. Federal income tax as well as income tax of multiple state and international jurisdictions. As of March 31, 2009, the Company is subject to U.S. Federal and non-U.S. income tax examinations for the years 2000 through 2007.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Lawson Products, Inc.
We have reviewed the condensed consolidated balance sheet of Lawson Products, Inc. and subsidiaries as of March 31, 2009 and the related condensed consolidated statements of operations for the three month periods ended March 31, 2009 and 2008 and the related condensed consolidated statements of cash flows for the three month periods ended March 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Lawson Products, Inc. and subsidiaries as of December 31, 2008, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended, not presented herein, and in our report dated March 11, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
ERNST & YOUNG LLP
Chicago, Illinois
April 28, 2009

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table presents a summary of the Company’s financial performance for the first quarter of 2009 and 2008:

	2009		2008
		% of		% of
	Amount	Net Sales	Amount	Net Sales

Net sales
MRO	$82,819	83.3%	$105,404	83.7%
OEM	16,562	16.7	20,466	16.3

Consolidated total	$99,381	100.0	$125,870	100.0

Gross profit
MRO	$51,565	62.3%	$69,719	66.1%
OEM	2,602	15.7	4,409	21.5

Consolidated total	54,167	54.5	74,128	58.9

Operating expenses:
Selling, general and administrative expenses	56,632	57.0	64,828	51.5
Severance and other charges	6,452	6.5	602	0.5
Settlement related costs	49	—	751	0.6

Operating (loss) income	(8,966)	(9.0)	7,947	6.3
Other, net	651	0.6	(121)	(0.1)

(Loss) income from continuing operations before income tax expense	(8,315)	(8.4)	7,826	6.2
Income tax (benefit) expense	(2,396)	(2.4)	3,302	2.6

Loss (income) from continuing operations	$(5,919)	(6.0)%	$4,524	3.6%

Net Sales
Net sales for the three-month period ended March 31, 2009 decreased 21.0% to $99.4 million, from $125.9 million in the same period of 2008 as the global economic recession and contraction in the credit markets led to decreased customer demand throughout our industry. The duration of the recession is uncertain and industry demand may continue to decline and create downward pressure on sales volume throughout 2009.
The sales decline was reflected in both the MRO and the OEM segments. MRO net sales decreased $22.6 million or 21.4% in the first quarter of 2009, to $82.8 million from $105.4 million in the prior year period. OEM net sales decreased $3.9 million or 19.1% in the first quarter of 2009, to $16.6 million from $20.5 million in the prior year period.
Gross Profit
Gross profit decreased $19.9 million in the first quarter of 2009, to $54.2 million from $74.1 million in the prior year period. The gross profit margin for the first quarter of 2009 was 54.5%, 4.4 percentage points lower than the 58.9% achieved in the first quarter of 2008. MRO gross profit decreased $18.1 million in the first quarter of 2009, to $51.6 million from $69.7 million in the prior year period. MRO gross profit as a percent of net sales decreased to 62.3% for the first quarter of 2009 from 66.1% in the first quarter of 2008. OEM gross profit decreased $1.8 million in the first quarter of 2009, to $2.6 million from $4.4 million in the prior year period. Gross profit as a percent of net sales decreased to 15.7% for the first quarter of 2009 from 21.5% in the first quarter of 2008. The decreases recorded in both segments were primarily due to an increasingly competitive pricing environment, a change in the sales mix to lower margin products and an increase in inventory reserves.

Selling, General and Administrative Expenses (“SG&A”)
SG&A expenses were $56.6 million or 57.0% of net sales and $64.8million or 51.5% of net sales for the quarters ended March 31, 2009 and 2008, respectively. The $8.2 million reduction in the first quarter of 2009 primarily reflects lower compensation expenses including sales commission. SG&A as a percent of net sales increased 5.5 percentage points in the first quarter of 2009 compared to the first quarter of 2008 as fixed costs were not reduced in proportion to the overall decrease in net sales.
Severance and Other Charges
During the first quarter of 2009 the Company committed to implementing certain cost reduction measures in response to current economic conditions. These cost reduction measures include a reduction in force of approximately 11%, or approximately 150 employees, across the organization and the closure of its Dallas, Texas and Charlotte, North Carolina distribution centers. The reduction in force and closure of the distribution centers are expected to be substantially complete by the end of the second quarter. As a result of these measures, the Company incurred a charge of $6.4 million in the first quarter of 2009. Of this amount, $6.0 million related to payments of terminated employees and $0.4 million related to a non-cash charge for disposal of property, plant and equipment. These cost reduction measures are expected to result in future annualized cost savings of between $10.0 million and $12.0 million.
Income Tax Expense
For the three months ended March 31, 2009, the Company recorded $2.4 million of income tax benefit, based on a pre-tax loss from continuing operations of $8.3 million, resulting in an effective tax rate of 28.8%. For the three months ended March 31, 2008, income tax expense of $3.3 million was recorded based on pre-tax income of $7.8 million, resulting in an effective tax rate of 42.2%. The primary reason for the change in the tax rates is the effect of non-deductible expenses, including the decrease in the cash surrender value of executive life insurance, which increase the rate of tax expenses resulting from income while reducing the rate of tax benefits from losses. Additionally, earnings in jurisdictions with higher tax rates decreased the net income tax benefit in relation to the overall pre-tax loss.
Liquidity and Capital Resources
Net cash provided by operations was $1.7 million for the first three months of 2009 compared to cash used for operations of $0.7 million in the first three months of 2008, primarily due to improved working capital utilization which was mostly offset by the net loss.
Working capital, including cash and cash equivalents, at March 31, 2009, was $93.6 million as compared to $90.0 million at December 31, 2008. An increase in cash and a decrease in current liabilities were mostly offset by decreases in receivables and inventories.
Capital expenditures were $1.2 million for the first three months of both 2009 and 2008. Net cash provided by financing activities in the first three months of 2009 was $3.5 million compared to $2.8 million in the first three months of 2008, primarily reflecting increased net borrowings on the Company’s revolving line of credit.
The Company announced a cash dividend of $.03 per common share in the first quarter of 2009, compared to the cash dividend of $.20 per share announced in the first quarter of 2008. The Amended Credit Facility entered into in March 2009 restricts the quarterly dividend to $260,000.
Cash from operations and the revolving line of credit are expected to be adequate to finance the Company’s future operations. However, if market and other conditions change from those we anticipate due to a prolonged economic slowdown, our liquidity may be adversely affected. Additionally, further declines in our stock price may reduce the Company’s market value compared to the book value of our net assets, which may lead to impairment of our assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk at March 31, 2009 from that reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
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
There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II
OTHER INFORMATION
ITEMS 1, 1A, 2, 3, 4 and 5 of Part II are inapplicable and have been omitted from this report.
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

LAWSON PRODUCTS, INC.
(Registrant)

Dated April 30, 2009	/s/ Thomas J. Neri
Thomas J. Neri
Chief Executive Officer

Dated April 30, 2009	/s/ F. Terrence Blanchard
F. Terrence Blanchard
Chief Financial Officer