Form 10-Q
period 2009-06-30
LAWSON PRODUCTS INC/NEW/DE/
filed 2009-07-30
CIK 703604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report under Section 13 OR 15(d) of the Securities Exchange Act of 1934
For quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock, $1 par value, as of July 24, 2009 was 8,522,001.

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

PART I — FINANCIAL INFORMATION
ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Lawson Products, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30,	December 31,
(Amounts in thousands, except share data)	2009	2008
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$10,968	$4,300
Accounts receivable, less allowance for doubtful accounts	41,145	48,634
Inventories	79,792	86,435
Miscellaneous receivables and prepaid expenses	12,245	11,812
Deferred income taxes	5,972	6,127
Property held for sale	352	—
Discontinued assets	385	296

Total current assets	150,859	157,604

Property, plant and equipment, less accumulated depreciation and amortization	43,806	47,783

Cash value of life insurance	15,938	17,970
Deferred income taxes	15,625	18,159
Goodwill	27,331	25,748
Other assets	3,784	3,732

Total assets	$257,343	$270,996

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$20,161	$16,334
Settlement payable — current	10,000	10,000
Accrued expenses and other liabilities	33,533	41,205
Discontinued current liabilities	—	53

Total current liabilities	63,694	67,592

Revolving line of credit	—	7,700
Security bonus plan	25,654	26,218
Deferred compensation	13,081	11,301
Settlement payable — noncurrent	10,000	10,000
Other	9,593	9,441

	58,328	64,660

Stockholders’ equity:
Preferred stock, $1 par value:
Authorized — 500,000 shares, Issued and outstanding — None	—	—
Common stock, $1 par value:
Authorized — 35,000,000 shares, Issued and outstanding — 8,522,001 shares	8,522	8,522
Capital in excess of par value	4,774	4,774
Retained earnings	121,545	126,158
Accumulated other comprehensive income (loss)	480	(710)

Stockholders’ equity:	135,321	138,744

Total liabilities and stockholders’ equity	$257,343	$270,996

See notes to condensed consolidated financial statements.

Lawson Products, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share data)	2009	2008	2009	2008

Net sales	$95,033	$127,148	$194,414	$253,018
Cost of goods sold	39,164	53,704	84,378	105,446

Gross profit	55,869	73,444	110,036	147,572

Operating expenses:
Selling, general and administrative expenses	52,890	66,249	109,522	131,119
Severance and other	(489)	5,913	5,963	6,473
Settlement and related costs	42	30,417	91	31,168

Operating income (loss)	3,426	(29,135)	(5,540)	(21,188)

Other income	51	165	776	273
Interest expense	(268)	(214)	(342)	(443)

Income (loss) from continuing operations before income taxes	3,209	(29,184)	(5,106)	(21,358)

Income tax expense (benefit)	1,313	51	(1,083)	3,353

Income (loss) from continuing operations	1,896	(29,235)	(4,023)	(24,711)

Loss from discontinued operations, net of income taxes	(49)	(418)	(78)	(573)

Net income (loss)	$1,847	$(29,653)	$(4,101)	$(25,284)

Basic and diluted income (loss) per share of common stock:
Continuing operations	$0.22	$(3.43)	$(0.47)	$(2.90)
Discontinued operations	—	(0.05)	(0.01)	(0.07)

	$0.22	$(3.48)	$(0.48)	$(2.97)

Cash dividends declared per share of common stock	$0.03	$0.20	$0.06	$0.40

Basic and diluted weighted average shares outstanding:	8,522	8,522	8,522	8,522

See notes to condensed consolidated financial statements.

Lawson Products, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(Amounts in thousands)	2009	2008

Operating activities:
Net loss	$(4,101)	$(25,284)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,679	4,353
Provision for settlement	—	30,000
Changes in operating assets and liabilities	15,072	(2,154)
Other	1,725	(1,529)

Net cash provided by operating activities	16,375	5,386

Investing activities:
Additions to property, plant and equipment	(1,996)	(1,664)
Sale of property, plant and equipment	2,179	—

Net cash provided by (used for) investing activities	183	(1,664)

Financing activities:
Net (payments) proceeds from revolving line of credit	(7,700)	2,500
Dividends paid	(1,960)	(3,409)
Other	(238)	—

Net cash used for financing activities	(9,898)	(909)

Increase in cash and cash equivalents	6,660	2,813

Cash and cash equivalents at beginning of period	4,581	2,473

Cash and cash equivalents at end of period	11,241	5,286

Cash held by discontinued operations	(273)	(216)

Cash and cash equivalents held by continuing operations at end of period	$10,968	$5,070

See notes to condensed consolidated financial statements.

Lawson Products, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands, except per share data)
(Unaudited)
Note A — Basis of Presentation and Summary of Significant Accounting Policies
The accompanying condensed consolidated financial statements of Lawson Products, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Condensed Consolidated Balance Sheet as of June 30, 2009, the Condensed Consolidated Statements of Operations for the three-month and six-month periods ended June 30, 2009 and 2008 and the Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2009 and 2008 are unaudited. In the opinion of the Company, all normal recurring adjustments have been made, that are necessary to present fairly the results of operations for the interim periods. Operating results for the three and six-month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
There have been no material changes in our significant accounting policies during the six months ended June 30, 2009 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2008. The Company has evaluated subsequent events through July 30, 2009, the filing date of this Form 10-Q, and has determined that there were no subsequent events to recognize or disclose in these financial statements.
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
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2009:

	Level 1	Level 2	Level 3	Total
Assets:
Cash value of life insurance	$15,938	$—	$—	$15,938

Liabilities:
Deferred compensation	$13,081	$—	$—	$13,081

Lawson Products, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands, except per share data)
(Unaudited)
Note C — Inventories
Components of inventories were as follows:

	June 30,	December 31,
	2009	2008

Finished goods	$87,305	$92,565
Work in progress	1,741	1,791
Raw materials	2,163	2,146

Total	91,209	96,502
Reserve for obsolete and excess inventory	(11,417)	(10,067)

	$79,792	$86,435

Note D — Severance and Restructuring
During the first half of 2009 the Company implemented certain cost reduction measures, primarily related to the Maintenance, Repair and Operations (“MRO”) segment, in response to economic conditions. These cost reduction measures included a reduction in force of approximately 11%, or approximately 150 employees, across the organization and the closure of its Charlotte, North Carolina distribution center in the first quarter of 2009 and its Dallas, Texas distribution center in the second quarter of 2009. As of June 30, 2009, these cost reduction measures have been substantially completed.
Components of “Severance and other” in the Condensed Consolidated Statements of Operations, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Severance	$44	$2,313	$6,033	$2,915
Disposal of property, plant and equipment	(395)	—	16	—
Adjustment to prior year reserve	(165)	—	(165)	(42)
Unclaimed property	—	3,600	—	3,600
Other	27	—	79	—

Total severance and other	$(489)	$5,913	$5,963	$6,473

During the second quarter of 2009, the Company sold its Charlotte, North Carolina distribution center receiving proceeds of $2,179 in cash which resulted in a gain of $395. The Company is preparing its Dallas, Texas distribution center for sale. The book value of $352 has been reclassified to “Property held for sale” in the Condensed Consolidated Balance Sheets. The property is valued at the lower of carrying amount or estimated net realizable value (proceeds less cost to sell), and will not be depreciated after being classified as held for sale. The unclaimed property liabilities of $3,600 recorded in the first half of 2008 primarily related to years prior to 2003.
Components of the changes in the Company’s reserves for severance and related payments, included in “Accrued expenses and other liabilities” on the Condensed Consolidated Balance Sheets as of June 30, 2009 and 2008 were as follows:

	Six Months Ended June 30,
	2009	2008

Balance at beginning of year	$6,111	$7,058
Charged to earnings	6,033	2,915
Cash paid	(4,651)	(2,804)
Adjustment to prior year reserve	(165)	(42)

Balance at end of the period	$7,328	$7,127

Lawson Products, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands, except per share data)
(Unaudited)
Note E — Comprehensive Income (loss)
Components of comprehensive income (loss) for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income (loss)	$1,847	$(29,653)	$(4,101)	$(25,284)
Foreign currency translation adjustment	701	79	1,190	(112)

Comprehensive income (loss)	$2,548	$(29,574)	$(2,911)	$(25,396)

Note F — Stock Performance Rights
During the first half of 2009, 5,000 SPRs were granted with an exercise price of $19.62. The fair value of outstanding SPRs was remeasured on June 30, 2009 using the Black-Scholes valuation model. This model requires the input of the following subjective assumptions that may have a significant impact on the fair value estimate:

Expected volatility	55.0% to 110.7%
Risk-free interest rate	0.5% to 2.5%
Expected term (in years)	0.7 to 5.7
Expected annual dividend	$0.12
Compensation expense for the outstanding SPRs of $287 and $71 was recorded in “Selling, general and administrative expenses” in the second quarters of 2009 and 2008, respectively. During the first half of 2009 and 2008 the Company recorded a compensation benefit of $447 and $1,131, respectively.
Note G — Segment Reporting
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

Lawson Products, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands, except per share data)
(Unaudited)
The following table presents summary financial information for the Company’s reportable segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net sales
MRO	$80,570	$105,619	$163,389	$211,023
OEM	14,463	21,529	31,025	41,995

Consolidated total	$95,033	$127,148	$194,414	$253,018

Operating income (loss)
MRO	$3,884	$6,864	$2,930	$15,711
OEM	(905)	331	(2,416)	742
Severance and other	489	(5,913)	(5,963)	(6,473)
Settlement related costs	(42)	(30,417)	(91)	(31,168)

Consolidated total	$3,426	$(29,135)	$(5,540)	$(21,188)

Other income	51	165	776	273
Interest expense	(268)	(214)	(342)	(443)

Income (loss) from continuing operations before income taxes	$3,209	$(29,184)	$(5,106)	$(21,358)

Note H — Income Tax Expense
Income tax as a percentage of pre-tax loss for the first half of 2009 was 21.2% compared to a negative tax rate of 15.7% for the first half of 2008. The 2009 tax rate was affected by non-deductible expenses and by income earned in jurisdictions with higher tax rates which decreased the net income tax benefit in relation to the overall pre-tax loss. The income tax provision recorded for 2008 was affected by approximately $29,200 of the $30,000 provision related to the settlement of the investigation by the U.S. Attorney’s Office for the Northern District of Illinois, which was non-deductible.
At June 30, 2009, the Company had $3,825 in unrecognized tax benefits, the recognition of which would have a favorable effect on the effective tax rate. It is reasonably possible that the Company’s unrecognized tax benefits could increase or decrease significantly during the next twelve months due to the resolution of certain tax uncertainties; however it is not possible to estimate the potential change at this time.
The Company’s continuing practice is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. The Company had $1,957 accrued for interest and penalties at June 30, 2009.
The Company and its subsidiaries are subject to U.S Federal income tax as well as income tax of multiple state and international jurisdictions. As of June 30, 2009, the Company is subject to U.S. Federal income tax examinations for the years 2000 through 2007 and to non-U.S. income tax examinations for the tax years of 2000 through 2007. In addition, the Company is subject to state and local income tax examinations for the tax years 2000 through 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Quarter ended June 30, 2009 compared to Quarter ended June 30, 2008
The following table presents a summary of the Company’s financial performance for the three months ended June 30, 2009 and 2008:

	2009		2008
		% of		% of
($ in thousands)	Amount	Net Sales	Amount	Net Sales

Net sales
MRO	$80,570	84.8%	$105,619	83.1%
OEM	14,463	15.2	21,529	16.9

Consolidated total	$95,033	100.0%	$127,148	100.0%

Gross profit
MRO	$53,211	66.0%	$68,988	65.3%
OEM	2,658	18.4	4,456	20.7

Consolidated total	55,869	58.8	73,444	57.8

Operating expenses:
Selling, general and administrative expenses	52,890	55.7	66,249	52.1
Severance and other	(489)	(0.5)	5,913	4.7
Settlement and related costs	42	—	30,417	23.9

Operating income (loss)	3,426	3.6	(29,135)	(22.9)
Other, net	(217)	0.2	(49)	—

Income (loss) from continuing operations before income tax expense	3,209	3.4	(29,184)	(22.9)
Income tax expense	1,313	1.4	51	0.1

Income (loss) from continuing operations	$1,896	2.0%	$(29,235)	(23.0)%

Net Sales
Net sales for the second quarter of 2009 decreased 25.3% to $95.0 million, from $127.1 million in the same period of 2008 as the global economic recession and contraction in the credit markets continued to decrease customer demand throughout our industry. The duration of the recession is uncertain and industry demand may continue to decline and create downward pressure on sales volume throughout 2009.
The sales decline was reflected in both the MRO and the OEM segments. MRO net sales decreased $25.0 million or 23.7% in the second quarter of 2009, to $80.6 million from $105.6 million in the prior year period. OEM net sales decreased $7.0 million or 32.8% in the second quarter of 2009, to $14.5 million from $21.5 million in the prior year period.
Gross Profit
Gross profit decreased $17.5 million in the second quarter of 2009, to $55.9 million from $73.4 million in the prior year period. The gross profit margin for the first quarter of 2009 increased by one percentage point to 58.8% compared to 57.8% achieved in the second quarter of 2008. The increase in the overall margin percentage was due to an improvement in the MRO gross margin along with an increase in the proportion of total sales generated by the higher margin MRO segment.

MRO gross profit of $53.2 million in the second quarter of 2009 was $15.8 million lower than the $69.0 million recorded in the prior year period. However, the MRO gross profit as a percent of net sales increased to 66.0% for the second quarter of 2009 from 65.3% in the second quarter of 2008. OEM gross profit decreased $1.8 million in the second quarter of 2009, to $2.7 million from $4.5 million in the prior year period. Gross profit as a percent of net sales decreased to 18.4% for the second quarter of 2009 from 20.7% in the second quarter of 2008 as a result of the increasingly competitive pricing environment.
Selling, General and Administrative Expenses (“SG&A”)
SG&A expenses were $52.9 million or 55.7% of net sales and $66.2 million or 52.1% of net sales for the quarters ended June 30, 2009 and 2008, respectively. The $13.3 million reduction in the second quarter of 2009 primarily reflects lower compensation expenses including sales commissions. SG&A as a percent of net sales increased 3.6 percentage points in the second quarter of 2009 compared to the second quarter of 2008 as fixed costs were not reduced in proportion to the overall decrease in net sales.
Severance and Other
The Company recorded a $0.5 million net gain in Severance and other in the second quarter of 2009, primarily due to a $0.4 million gain realized on the sale of the Charlotte, North Carolina distribution center. In the second quarter of 2008, the Company recorded $5.9 million of severance and other charges. Of this amount, $2.3 million related to severance costs and $3.6 million related to unclaimed property liabilities primarily for years prior to 2003.
Settlement and Related Costs
During the second quarter of 2008, the Company recorded a $30.0 million provision for penalties in connection with the settlement of the investigation by the U.S. Attorney’s Office for the Northern District of Illinois. In addition, the Company recorded expenses of $0.4 million in costs related to the investigation in 2008.
Income Tax Expense
For the three months ended June 30, 2009, the Company recorded $1.3 million of income tax expense on pre-tax income from continuing operations of $3.2 million, resulting in an effective tax rate of 40.9%. For the three months ended June 30, 2008, the pretax loss of $29.1 million was mostly due to the non-deductible portion of the penalty incurred from the settlement of the U.S Attorney’s investigation. Adjustments made for the non-deductible expense resulted in taxable income for the second quarter of 2008.

Six Months ended June 30, 2009 compared to Six Months ended June 30, 2008
The following table presents a summary of the Company’s financial performance for the six months ended June 30, 2009 and 2008:

	2009		2008
		% of		% of
($ in thousands)	Amount	Net Sales	Amount	Net Sales

Net sales
MRO	$163,389	84.0%	$211,023	83.4%
OEM	31,025	16.0	41,995	16.6

Consolidated total	$194,414	100.0%	$253,018	100.0%

Gross profit
MRO	$104,776	64.1%	$138,707	65.7%
OEM	5,260	17.0	8,865	21.1

Consolidated total	110,036	56.6	147,572	58.3

Operating expenses:
Selling, general and administrative expenses	109,522	56.3	131,119	51.8
Severance and other	5,963	3.1	6,473	2.6
Settlement and related costs	91	—	31,168	12.3

Operating loss	(5,540)	(2.8)	(21,188)	(8.4)
Other, net	434	0.2	(170)	(0.1)

Loss from continuing operations before income tax expense	(5,106)	(2.6)	(21,358)	(8.5)
Income tax (benefit) expense	(1,083)	(0.5)	3,353	1.3

Loss from continuing operations	$(4,023)	(2.1)%	$(24,711)	(9.8)%

Net Sales
Net sales for the first half of 2009 decreased 23.2% to $194.4 million, from $253.0 million in the same period of 2008 as the global economic recession and contraction in the credit markets continued to decrease customer demand throughout our industry. The duration of the recession is uncertain and industry demand may continue to decline and create downward pressure on sales volume throughout 2009.
The sales decline was reflected in both the MRO and the OEM segments. MRO net sales decreased $47.6 million or 22.6% in the first six months of 2009, to $163.4 million from $211.0 million in the prior year period. OEM net sales decreased $11.0 million or 26.1% in the first six months of 2009, to $31.0 million from $42.0 million in the prior year period.
Gross Profit
Gross profit decreased $37.6 million in the first half of 2009, to $110.0 million from $147.6 million in the prior year period. The gross profit margin for the first half of 2009 was 56.6%, 1.7 percentage points lower than the 58.3% achieved in the first half of 2008. MRO gross profit decreased $33.9 million in the first six months of 2009, to $104.8 million from $138.7 million in the prior year period. MRO gross profit as a percent of net sales decreased to 64.1% for the first half of 2009 from 65.7% in the first half of 2008. OEM gross profit decreased $3.6 million in the first half of 2009, to $5.3 million from $8.9 million in the prior year period. Gross profit as a percent of net sales decreased to 17.0% for the first half of 2009 from 21.1% in the first half of 2008. The decreases recorded in both segments were primarily due to an increasingly competitive pricing environment and an increase in inventory reserves.

Selling, General and Administrative Expenses (“SG&A”)
SG&A expenses were $109.5 million or 56.3% of net sales and $131.1 million or 51.8% of net sales for the six months ended June 30, 2009 and 2008, respectively. The $21.6 million reduction in the first half of 2009 primarily reflects lower compensation expenses including sales commission. SG&A as a percent of net sales increased 4.5 percentage points in the first half of 2009 compared to the first half of 2008 as fixed costs were not reduced in proportion to the overall decrease in net sales
Severance and Other
During the first half of 2009 the Company implemented certain cost reduction measures in response to current economic conditions. These cost reduction measures included a reduction in force of approximately 11%, or approximately 150 employees, across the organization and the closure of its Charlotte, North Carolina and Dallas, Texas distribution centers. The reduction in force and closure of the distribution centers were substantially complete as of June 30, 2009. As a result of these measures, the Company incurred a charge of $6.0 million in the first half of 2009 primarily related to the termination of employees. These cost reduction measures are expected to result in future annualized cost savings of between $10.0 million and $12.0 million.
In the first half of 2008, the Company recorded $6.5 million of severance and other charges. Of this amount, $2.9 million related to severance costs and $3.6 million related to unclaimed property liabilities primarily for years prior to 2003.
Settlement and Related Costs
During the first six months of 2008, the Company recorded a $30.0 million provision for penalties in connection with the settlement of the investigation by the U.S. Attorney’s Office for the Northern District of Illinois. In addition, the Company incurred expenses of $0.1 million and $1.2 million in costs related to the investigation in the first half of 2009 and 2008, respectively.
Income Tax (Benefit) Expense
Income tax as a percentage of the pre-tax loss for the first half of 2009 was 21.2% compared to a negative tax rate of 15.7% for the first half of 2008. The 2009 tax rate was affected by non-deductible expenses and by income earned in jurisdictions with higher tax rates which decreased the net income tax benefit in relation to the overall pre-tax loss. The income tax provision recorded for 2008 was affected by approximately $29.2 million of the $30.0 million provision incurred from the settlement of the investigation by the U.S. Attorney’s Office for the Northern District of Illinois, which was non-deductible.

Liquidity and Capital Resources
Net cash provided by operations was $16.4 million for the first six months of 2009 compared to $5.4 million in the first six months of 2008, primarily due to improved working capital utilization.
Working capital, including cash and cash equivalents, at June 30, 2009, was $87.2 million as compared to $90.0 million at December 31, 2008. Decreases in receivables and inventories were somewhat offset by an increase in cash and a decrease in current liabilities.
Capital expenditures were $2.0 million and $1.7 million for the first six months of 2009 and 2008, respectively. During the second quarter of 2009, the Company sold its previously discontinued Charlotte, North Carolina distribution center. The Company received proceeds of $2.2 million in cash and recorded a gain of $0.4 million on the transaction. Net cash used for financing activities in the first six months of 2009 was $9.9 million compared to $0.9 million in the first six months of 2008, primarily reflecting the $7.7 million pay down all of the outstanding balance of the Company’s revolving line of credit.
The Company announced cash dividends of $.06 per common share during the first half of 2009, compared to the cash dividends of $.40 per share announced in 2008. The Amended Credit Facility entered into in March 2009 restricts the quarterly dividend to $260,000.
The Company’s goodwill balance is normally tested for impairment annually in the fourth quarter. Due to the recent decline in our stock price, the goodwill was reviewed for impairment as of June 30, 2009. According to SFAS 142, Accounting for Goodwill and Other Intangible Assets, goodwill impairment is deemed to exist if the carrying amount of a reporting unit exceeds its estimated fair value and the carrying amount of the goodwill exceeds its estimated fair value. The results of our test indicated that the fair value of the applicable reporting unit exceeded its carrying amount. We concluded that as of June 30, 2009 the goodwill balance was not impaired. Further declines in our stock price may reduce the Company’s market value compared to the book value of our net assets and accordingly, we will continue to review goodwill for impairment in future periods.
The generation of cash during the first half of 2009 allowed the Company to pay down all of its revolving line of credit as of June 30, 2009. Cash from operations and the cash available from the revolving line of credit are expected to be adequate to finance the Company’s future operations, including the $10.0 million Deferred Prosecution Agreement settlement payments due in August 2009 and 2010. However, if market and other conditions change from those we anticipate due to a prolonged economic slowdown, our liquidity may be adversely affected.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk at June 30, 2009 from that reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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
There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

LAWSON PRODUCTS, INC. (Registrant)
Dated July 30, 2009	/s/ Thomas J. Neri
Thomas J. Neri
Chief Executive Officer

Dated July 30, 2009	/s/ F. Terrence Blanchard
F. Terrence Blanchard
Chief Financial Officer

EXHIBIT INDEX

Exhibit #

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