Form 10-Q
period 2009-09-30
LAWSON PRODUCTS INC/NEW/DE/
filed 2009-10-28
CIK 703604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report under Section 13 OR 15(d) of the Securities Exchange Act of 1934
For quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock, $1 par value, as of October 23, 2009 was 8,522,001.

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

PART I — FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Lawson Products, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30,	December 31,
(Amounts in thousands, except share data)	2009	2008
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$10,796	$4,300
Accounts receivable, less allowance for doubtful accounts	42,098	48,634
Inventories	78,466	86,435
Miscellaneous receivables and prepaid expenses	13,567	11,812
Deferred income taxes	4,118	6,127
Property held for sale	332	—
Discontinued assets	449	296

Total current assets	149,826	157,604

Property, plant and equipment, less accumulated depreciation and amortization	43,023	47,783

Cash value of life insurance	16,487	17,970
Deferred income taxes	15,219	18,159
Goodwill	27,839	25,748
Other assets	3,623	3,732

Total assets	$256,017	$270,996

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$19,006	$16,334
Settlement payable — current	15,000	10,000
Accrued expenses and other liabilities	35,554	41,205
Discontinued current liabilities	—	53

Total current liabilities	69,560	67,592

Revolving line of credit	—	7,700
Security bonus plan	25,960	26,218
Deferred compensation	13,076	11,301
Settlement payable — noncurrent	—	10,000
Other	10,324	9,441

	49,360	64,660

Stockholders’ equity:
Preferred stock, $1 par value:
Authorized — 500,000 shares, Issued and outstanding — None	—	—
Common stock, $1 par value:
Authorized — 35,000,000 shares, Issued and outstanding — 8,522,001 shares	8,522	8,522
Capital in excess of par value	4,774	4,774
Retained earnings	122,537	126,158
Accumulated other comprehensive income (loss)	1,264	(710)

Stockholders’ equity:	137,097	138,744

Total liabilities and stockholders’ equity	$256,017	$270,996

See notes to condensed consolidated financial statements.

Lawson Products, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share data)	2009	2008	2009	2008

Net sales	$95,125	$125,364	$289,539	$378,382
Cost of goods sold	38,728	54,275	123,106	159,721

Gross profit	56,397	71,089	166,433	218,661

Operating expenses:
Selling, general and administrative expenses	52,845	63,791	162,367	194,910
Severance and other	659	1,144	6,622	7,617
Settlement and related costs	23	394	114	31,562
Operating income (loss)	2,870	5,760	(2,670)	(15,428)

Other income	110	55	886	328
Interest expense	(132)	(247)	(474)	(690)

Income (loss) from continuing operations before income taxes	2,848	5,568	(2,258)	(15,790)

Income tax expense	1,327	2,500	244	5,853

Income (loss) from continuing operations	1,521	3,068	(2,502)	(21,643)

(Loss) income from discontinued operations, net of income taxes	(18)	10	(96)	(563)

Net income (loss)	$1,503	$3,078	$(2,598)	$(22,206)

Basic and diluted income (loss) per share of common stock:
Continuing operations	$0.18	$0.36	$(0.29)	$(2.54)
Discontinued operations	—	—	(0.01)	(0.07)

	$0.18	$0.36	$(0.30)	$(2.61)

Cash dividends declared per share of common stock	$0.06	$0.20	$0.12	$0.60

Weighted average shares outstanding:
Basic	8,522	8,522	8,522	8,522

Diluted	8,522	8,523	8,522	8,522

See notes to condensed consolidated financial statements.

Lawson Products, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(Amounts in thousands)	2009	2008

Operating activities:
Net loss	$(2,598)	$(22,206)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,455	6,474
Provision for settlement	—	30,000
Settlement payment	(5,000)	(10,000)
Changes in operating assets and liabilities	14,324	14,951
Other	4,883	(6,261)

Net cash provided by operating activities	17,064	12,958

Investing activities:
Purchase of property, plant and equipment	(2,395)	(2,736)
Proceeds from sale of property, plant and equipment	2,179	—

Net cash used for investing activities	(216)	(2,736)

Financing activities:
Net payments on revolving line of credit	(7,700)	(500)
Dividends paid	(2,216)	(5,113)
Other	(420)	—

Net cash used for financing activities	(10,336)	(5,613)

Increase in cash and cash equivalents	6,512	4,609

Cash and cash equivalents at beginning of period	4,581	2,473

Cash and cash equivalents at end of period	11,093	7,082

Cash held by discontinued operations	(297)	(431)

Cash and cash equivalents held by continuing operations at end of period	$10,796	$6,651

See notes to condensed consolidated financial statements.

Lawson Products, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note A — Basis of Presentation and Summary of Significant Accounting Policies
The accompanying condensed consolidated financial statements of Lawson Products, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Condensed Consolidated Balance Sheet as of September 30, 2009, the Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2009 and 2008 and the Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2009 and 2008 are unaudited. In the opinion of the Company, all normal recurring adjustments have been made, that are necessary to present fairly the results of operations for the interim periods. Operating results for the three and nine-month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
There have been no material changes in our significant accounting policies during the nine months ended September 30, 2009 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2008. The Company has evaluated subsequent events through October 28, 2009, the filing date of this Form 10-Q, and has determined that there were no material subsequent events to recognize or disclose in these financial statements.
Certain prior year amounts have been reclassified to conform to current year presentation.
Note B — Fair Value Measurements
The Company’s financial assets and liabilities are recorded at their fair value. The Company has categorized its financial assets and liabilities into a three-level fair value hierarchy based on the inputs used to derive their value as required by the Fair Value Measures and Disclosures topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification. The fair value hierarchy gives the highest priority to the quoted prices in active markets for identical assets and liabilities and lowest priority to unobservable inputs. The various levels of the fair value hierarchy are described as follows:

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
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 ($ in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents — money market fund	$1,093	$—	$—	$1,093
Cash value of life insurance	16,487	—	—	16,487

Liabilities:
Deferred compensation	$13,076	$—	$—	$13,076

Lawson Products, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note C — Inventories
Components of inventories were as follows ($ in thousands):

	September 30,	December 31,
	2009	2008

Finished goods	$86,967	$92,565
Work in progress	1,483	1,791
Raw materials	1,818	2,146

Total	90,268	96,502
Reserve for obsolete and excess inventory	(11,802)	(10,067)

	$78,466	$86,435

Note D — Credit agreement
On August 21, 2009 the Company and certain of its subsidiaries (together with the Company, the “Borrowers”) entered into a Credit Agreement (“Credit Agreement”) as borrowers with The PrivateBank and Trust Company as agent and lender. The Credit Agreement provides the Borrowers with a total borrowing capacity of $55.0 million in the form of revolving loans and letters of credit and expires on August 21, 2012. Additionally, the Borrowers have a one-time option, subject to the agent’s consent, to increase the maximum borrowing capacity by up to $20.0 million, thus making the maximum borrowing capacity $75.0 million. The Credit Agreement is secured by each Borrower’s cash, accounts receivable and inventory. Each Borrower has agreed not to place any lien on its real estate.
The interest rate was initially set at either LIBOR plus 3.0% or the prime rate through December 31, 2009. Thereafter, the interest rate will be adjusted based on the Company’s debt to EBITDA ratio. The Credit Agreement restricts the amount of annual dividends to $7.0 million. The Credit Agreement requires the Borrowers to comply with certain financial covenants, as defined in the Credit Agreement, including minimum EBITDA, minimum tangible net worth levels, minimum current assets to debt ratio and a minimum debt service coverage ratio. The Credit Agreement also contains other customary representations, warranties, covenants and events of default. At September 30, 2009 the Company was in compliance with all covenants. The Company had no borrowings outstanding under the Credit Agreement.
On August 21, 2009, the Company terminated the First Amended and Restated Credit Agreement with Bank of America, N.A. dated as of November 7, 2008 and paid all related outstanding loans. No prepayment penalties were incurred as part of the termination. As a result of the termination the Company recorded a $0.2 million expense to write-down the remaining deferred financing fees related to the terminated credit agreement.
Note E — Severance, Restructuring and Property Held for Sale
During the first few months of 2009 the Company implemented certain cost reduction measures, primarily related to the Maintenance, Repair and Operations (“MRO”) segment, in response to economic conditions. These cost reduction measures included a reduction in force across the organization and the closure of its Charlotte, North Carolina distribution center in the first quarter of 2009 and its Dallas, Texas distribution center in the second quarter of 2009. As of September 30, 2009, these cost reduction measures have been substantially completed.

Lawson Products, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Components of “Severance and other” in the Condensed Consolidated Statements of Operations, were as follows ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Severance	$613	$809	$6,646	$3,724
Adjustment to prior year reserve	—	—	(165)	(42)
Unclaimed property	—	335	—	3,935
Other	46	—	141	—

Total severance and other	$659	$1,144	$6,622	$7,617

The unclaimed property liabilities of $3.9 million recorded in the first nine months of 2008 primarily related to years prior to 2003.
During the second quarter of 2009, the Company sold its Charlotte, North Carolina distribution center receiving proceeds of $2.2 million. The $0.3 million net book value related to the Company’s Dallas, Texas distribution center has been reclassified to “Property held for sale” in the Condensed Consolidated Balance Sheets. The property is valued at the lower of carrying amount or estimated net realizable value (proceeds less cost to sell), and is not being depreciated after being classified as held for sale.
Components of the changes in the Company’s reserves for severance and related payments, included in “Accrued expenses and other liabilities” on the Condensed Consolidated Balance Sheets as of September 30, 2009 and 2008 were as follows ($ in thousands):

	Nine Months Ended September 30,
	2009	2008
Balance at beginning of year	$6,111	$7,058
Charged to earnings	6,646	3,724
Cash paid	(6,864)	(4,655)
Adjustment to prior year reserve	(165)	(42)

Balance at end of the period	$5,728	$6,085

Note F — Deferred Prosecution Agreement
On July 31, 2009, the Company entered into Amendment No. 1 to the Deferred Prosecution Agreement between the Company and the United States of America (“Amendment No. 1”). Amendment No. 1 amends the Deferred Prosecution Agreement entered into between the Company and the United States of America on August 11, 2008 (“DPA”). Pursuant to Amendment No. 1, the $10.0 million payment under the DPA originally due to be paid on August 11, 2009 shall instead be payable in two installments. The first installment of $5.0 million was paid August 15, 2009 and the second installment of $5.0 million is due on or before December 31, 2009. The final $10.0 million payment remains due on or before August 11, 2010. In all other respects, the DPA remains in effect in accordance with its terms.

Lawson Products, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note G — Comprehensive Income (loss)
Components of comprehensive income (loss) for the three and nine months ended September 30, 2009 and 2008 are as follows ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income (loss)	$1,503	$3,078	$(2,598)	$(22,206)
Foreign currency translation adjustment	784	(310)	1,974	(422)

Comprehensive income (loss)	$2,287	$2,768	$(624)	$(22,628)

Note H — Stock Performance Rights
During the first quarter of 2009, 5,000 Stock Performance Rights (“SPRs”) were granted with an exercise price of $19.62. The fair value of outstanding SPRs was remeasured on September 30, 2009 using the Black-Scholes valuation model. This model requires the input of the following subjective assumptions that may have a significant impact on the fair value estimate:

Expected volatility	56.4% to 110.8%
Risk-free interest rate	0.3% to 2.2%
Expected term (in years)	0.6 to 5.4
Expected annual dividend	$0.24
Compensation expense for the outstanding SPRs of $0.4 million and $0.7 million was recorded in “Selling, general and administrative expenses” in the third quarters of 2009 and 2008, respectively. During the first nine months of 2009 and 2008 the Company recorded a compensation benefit of $0.1 million and $1.1 million, respectively.
Note I — Income Tax Expense
Income tax as a percentage of pre-tax loss for the first nine months of 2009 was negative 10.8% compared to a negative tax rate of 37.1% for the first nine months of 2008. The 2009 tax rate was affected by non-deductible expenses and by income earned in jurisdictions with higher tax rates which decreased the net income tax benefit in relation to the overall pre-tax loss. The 2008 income tax provision was affected by approximately $29.2 million of the $30.0 million provision related to the settlement of the investigation by the U.S. Attorney’s Office for the Northern District of Illinois, which was non-deductible.
At September 30, 2009, the Company had $3.8 million in unrecognized tax benefits, the recognition of which would have a favorable effect on the effective tax rate. This amount was based on management’s best judgment given the facts, information and circumstances that existed on September 30, 2009. The Company expects to finalize an agreement with the Internal Revenue Service Appeals Office in the fourth quarter for the tax years 2000 through 2003. While the financial statement impact of the agreement is not expected to be material, it will result in an adjustment to the Company’s unrecognized tax benefits.
The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. The Company had $2.0 million accrued for interest and penalties at September 30, 2009.
The Company and its subsidiaries are subject to U.S. Federal income tax as well as income tax of multiple state and international jurisdictions. As of September 30, 2009, the Company is subject to U.S. Federal, state, local and non-U.S. income tax examinations for the years 2000 through 2008.

Lawson Products, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note J — Segment Reporting
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
The following table presents summary financial information for the Company’s reportable segments ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net sales
MRO	$81,359	$103,489	$244,748	$314,512
OEM	13,766	21,875	44,791	63,870

Consolidated total	$95,125	$125,364	$289,539	$378,382

Operating income (loss)
MRO	$4,453	$10,085	$7,383	$25,754
OEM	(901)	(2,787)	(3,317)	(2,003)
Severance and other	(659)	(1,144)	(6,622)	(7,617)
Settlement and related costs	(23)	(394)	(114)	(31,562)

Consolidated total	$2,870	$5,760	$(2,670)	$(15,428)

Other income	110	55	886	328
Interest expense	(132)	(247)	(474)	(690)

Income (loss) from continuing operations before income taxes	$2,848	$5,568	$(2,258)	$(15,790)

Note K — Contingencies
In November 2008, the Company became aware that it had not properly withheld state income tax from a small number of employees in approximately 15 states. The Company may have exposure for penalties and interest for state income tax withholdings and payroll tax returns. In reviewing this potential exposure, the Company determined that certain subsidiaries had not properly remitted sales and use taxes in certain states, creating an exposure for penalties and interest. The Company has filed voluntary disclosure agreements with certain states. At the date of filing of this Quarterly Report on Form 10-Q, the Company has only received a limited number of responses from the states. Since the amount is subject to further analysis and interpretations by state taxing jurisdictions, the Company is unable to reasonably estimate the amount of the exposure at this time.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Quarter ended September 30, 2009 compared to Quarter ended September 30, 2008
The following table presents a summary of our financial performance for the three months ended September 30, 2009 and 2008:

	2009		2008
		% of		% of
($ in thousands)	Amount	Net Sales	Amount	Net Sales

Net sales
MRO	$81,359	85.5%	$103,489	82.6%
OEM	13,766	14.5	21,875	17.4

Consolidated total	$95,125	100.0%	$125,364	100.0%

Gross profit
MRO	$53,784	66.1%	$69,630	67.3%
OEM	2,613	19.0	1,459	6.7

Consolidated total	56,397	59.3	71,089	56.7

Operating expenses:
Selling, general and administrative expenses	52,845	55.6	63,791	50.9
Severance and other	659	0.7	1,144	0.9
Settlement related costs	23	—	394	0.3

Operating income	2,870	3.0	5,760	4.6
Other, net	(22)	—	(192)	(0.2)

Income from continuing operations before income tax expense	2,848	3.0	5,568	4.4
Income tax expense	1,327	1.4	2,500	2.0

Income from continuing operations	$1,521	1.6%	$3,068	2.4%

Net Sales
Net sales for the third quarter of 2009 decreased 24.1% to $95.1 million, from $125.4 million in the same period of 2008 as the global economic recession and contraction in the credit markets continued to decrease customer demand throughout our industry. The duration of the recession is uncertain and the depressed industry demand may continue to create downward pressure on sales volume throughout 2009.
The sales decline was reflected in both the MRO and the OEM segments. MRO net sales decreased $22.1 million or 21.4% in the third quarter of 2009, to $81.4 million from $103.5 million in the prior year period. OEM net sales decreased $8.1 million or 37.1% in the third quarter of 2009, to $13.8 million from $21.9 million in the prior year period.
Gross Profit
Gross profit decreased $14.7 million in the third quarter of 2009, to $56.4 million from $71.1 million in the prior year period. The gross profit margin for the third quarter of 2009 increased 2.6 percentage points to 59.3% compared to 56.7% achieved in the third quarter of 2008. The increase in the overall margin percentage was due to an improvement in the OEM gross margin along with an increase in the proportion of total sales generated by the higher margin MRO segment.

MRO gross profit of $53.8 million in the third quarter of 2009 was $15.8 million lower than the $69.6 million recorded in the prior year period and the MRO gross profit as a percent of net sales decreased to 66.1% for the third quarter of 2009 from 67.3% in the third quarter of 2008. The 2008 gross margin included a $2.4 million favorable inventory reserve adjustment. Excluding the 2008 inventory adjustment, gross profit as a percent of net sales was 65.0% in the third quarter of 2008.
OEM gross profit increased $1.1 million in the third quarter of 2009, to $2.6 million from $1.5 million in the prior year period and gross profit as a percent of net sales increased to 19.0% for the third quarter of 2009 from 6.7% in the third quarter of 2008 primarily due to a $2.7 million charge taken in 2008 to adjust inventory reserves. Excluding the inventory adjustment, gross profit as a percent of net sales was 19.0% for both the third quarter of 2009 and 2008.
Selling, General and Administrative Expenses (“SG&A”)
SG&A expenses were $52.8 million or 55.6% of net sales and $63.8 million or 50.9% of net sales for the quarters ended September 30, 2009 and 2008, respectively. The $11.0 million reduction in the third quarter of 2009 reflects a $5.5 million reduction in sales agent compensation, $2.0 million in employeee compensation and $3.5 million in other cost reduction initiatives. SG&A as a percent of net sales increased 4.7 percentage points in the third quarter of 2009 compared to the third quarter of 2008 as fixed costs were not reduced in proportion to the overall decrease in net sales.
Severance and Other
Severance charges were $0.6 million in the third quarter of 2009 compared to $0.8 million in the third quarter of 2008. In 2008, we also incurred a $0.3 million expense related to unclaimed property liabilities.
Income Tax Expense
For the three months ended September 30, 2009, we recorded $1.3 million of income tax expense on pre-tax income from continuing operations of $2.8 million, resulting in an effective tax rate of 46.6%. For the three months ended September 30, 2008, we recorded $2.5 million of income tax expense on pre-tax income from continuing operations of $5.6 million, resulting in an effective tax rate of 44.9%.

Nine months ended September 30, 2009 compared to Nine months ended September 30, 2008
The following table presents a summary of our financial performance for the nine months ended September 30, 2009 and 2008:

	2009		2008
		% of		% of
($ in thousands)	Amount	Net Sales	Amount	Net Sales

Net sales
MRO	$244,748	84.5%	$314,512	83.1%
OEM	44,791	15.5	63,870	16.9

Consolidated total	$289,539	100.0%	$378,382	100.0%

Gross profit
MRO	$158,560	64.8%	$208,337	66.2%
OEM	7,873	17.6	10,324	16.2

Consolidated total	166,433	57.5	218,661	57.8

Operating expenses:
Selling, general and administrative expenses	162,367	56.1	194,910	51.5
Severance and other	6,622	2.3	7,617	2.0
Settlement and related costs	114	—	31,562	8.4

Operating loss	(2,670)	(0.9)	(15,428)	(4.1)
Other, net	412	0.1	(362)	(0.1)

Loss from continuing operations before income tax expense	(2,258)	(0.8)	(15,790)	(4.2)
Income tax expense	244	0.1	5,853	1.5

Loss from continuing operations	$(2,502)	(0.9)%	$(21,643)	(5.7)%

Net Sales
Net sales for the first nine months of 2009 decreased 23.5% to $289.5 million, from $378.4 million in the same period of 2008 as the global economic recession and contraction in the credit markets continued to decrease customer demand throughout our industry. The duration of the recession is uncertain and the depressed industry demand may continue to create downward pressure on sales volume throughout 2009.
The sales decline was reflected in both the MRO and the OEM segments. MRO net sales decreased $69.8 million or 22.2% in the first nine months of 2009, to $244.7 million from $314.5 million in the prior year period. OEM net sales decreased $19.1 million or 29.9% in the first nine months of 2009, to $44.8 million from $63.9 million in the prior year period.
Gross Profit
Gross profit decreased $52.3 million in the first nine months of 2009, to $166.4 million from $218.7 million in the prior year period. The gross profit margin for the first nine months of 2009 was 57.5%, 0.3 percentage points lower than the 57.8% achieved in the first nine months of 2008. MRO gross profit decreased $49.7 million in the first nine months of 2009, to $158.6 million from $208.3 million in the prior year period. MRO gross profit as a percent of net sales decreased to 64.8% for the first nine months of 2009 from 66.2% in the first nine months of 2008. The 2008 gross margin included a $2.4 million favorable inventory reserve adjustment. Excluding the 2008 inventory adjustment, gross profit as a percent of net sales decreased by 0.7 percentage points in the first nine months of 2009 compared to 2008 primarily due to an increasingly competitive pricing environment, a change in the sales mix to lower margin products and an increase in inventory reserves earlier in the year. The year over year gross margin decline experienced in the first quarter has been somewhat mitigated by year over year improvements in the gross margin percentage during the second and third quarters.

OEM gross profit decreased $2.4 million in the first nine months of 2009, to $7.9 million from $10.3 million in the prior year period. Gross profit as a percent of net sales increased to 17.6% for the first nine months of 2009 from 16.2% in the first nine months of 2008. The 2008 gross margin included a $2.7 million unfavorable inventory reserve adjustment. Excluding the 2008 inventory reserve adjustment, gross profit as a percent of net sales decreased by 2.7 percentage points in the third quarter of 2009 compared to 2008.
Selling, General and Administrative Expenses (“SG&A”)
SG&A expenses were $162.4 million or 56.1% of net sales and $194.9 million or 51.5% of net sales for the nine months ended September 30, 2009 and 2008, respectively. The $32.5 million reduction in the first nine months of 2009 reflects a $16.2 million reduction in sales agent compensation, $3.9 million in employee compensation and $12.4 million in other cost reduction initiatives. SG&A as a percent of net sales increased 4.6 percentage points in the first nine months of 2009 compared to the first nine months of 2008 as fixed costs were not reduced in proportion to the overall decrease in net sales.
Severance and Other
During the first few months of 2009 we implemented certain cost reduction measures in response to current economic conditions. These cost reduction measures included a reduction in force across the organization and the closure of our Charlotte, North Carolina and Dallas, Texas distribution centers. The reduction in force and closure of the distribution centers were substantially complete as of September 30, 2009. As a result of these measures, we incurred a charge of $6.6 million in the first nine months of 2009 primarily related to the termination of employees.
In the first nine months of 2008, we recorded $7.6 million of severance and other charges. Of this amount, $3.7 million related to severance costs and $3.9 million related to unclaimed property liabilities primarily for years prior to 2003.
Settlement and Related Costs
During the first nine months of 2008, we recorded a $30.0 million provision for penalties in connection with the settlement of the investigation by the U.S. Attorney’s Office for the Northern District of Illinois. In addition, we incurred expenses of $0.1 million and $1.6 million related to the investigation during the first nine months of 2009 and 2008, respectively.
Income Tax Expense
Income tax as a percentage of the pre-tax loss for the first nine months of 2009 was negative 10.8% compared to a negative tax rate of 37.1% for the first nine months of 2008. The 2009 tax rate was affected by non-deductible expenses and by income earned in jurisdictions with higher tax rates which decreased the net income tax benefit in relation to the overall pre-tax loss. The income tax provision recorded for 2008 was affected by approximately $29.2 million of the $30.0 million provision incurred from the settlement of the investigation by the U.S. Attorney’s Office for the Northern District of Illinois, which was non-deductible.

Liquidity and Capital Resources
Net cash provided by operations was $17.1 million for the first nine months of 2009 compared to $13.0 million in the first nine months of 2008. Working capital, including cash and cash equivalents, at September 30, 2009, was $80.3 million as compared to $90.0 million at December 31, 2008. Decreases in receivables and inventories and an increase in current liabilities, partially due to the reclassification of the settlement payable due in August 2010 from non-current to current, were partially offset by an increase in cash.
Capital expenditures were $2.4 million and $2.7 million for the first nine months of 2009 and 2008, respectively. During 2009, we sold our previously discontinued Charlotte, North Carolina distribution center. We received proceeds of $2.2 million in cash and recorded a gain of $0.4 million on the transaction. Net cash used for financing activities in the first nine months of 2009 was $10.3 million compared to $5.6 million in the first nine months of 2008, primarily reflecting the $7.7 million pay down of all of the outstanding balance of our revolving line of credit.
During the third quarter of 2009, we entered into an amendment to the Deferred Prosecution Agreement with the United States of America. The $10.0 million payment originally due in August 2009 was amended to be paid in two installments. The first installment of $5.0 million was paid August 2009 and the second installment of $5.0 million is due on or before December 31, 2009. The final $10.0 million payment remains due on or before August 11, 2010.
In August 2009, we entered into a new Credit Agreement with The PrivateBank and Trust Company (“Credit Agreement”). The Credit Agreement provides us with a total borrowing capacity of $55.0 million in the form of a revolving line of credit and letters of credit and expires on August 21, 2012. Additionally, we have a one-time option, subject to the agent’s consent, to increase the maximum borrowing capacity by up to $20.0 million, thus making the maximum borrowing capacity $75.0 million. The Credit Agreement is secured by our cash, accounts receivable and inventory. At September 30, 2009, we had no borrowings outstanding on our revolving line of credit. Borrowing availability was $51.9 million.
The interest rate was initially set at either LIBOR plus 3.0% or the prime rate through December 31, 2009. Thereafter, the interest rate will be adjusted based on our debt to EBITDA ratio. The Credit Agreement requires us to comply with certain financial covenants, as defined in the Credit Agreement, including minimum EBITDA, minimum tangible net worth levels, minimum current assets to debt ratio and a minimum debt service coverage ratio. The Credit Agreement also contains other customary representations, warranties, covenants and events of default. At September 30, 2009 we were in compliance with all covenants.
Also, in August 2009, we terminated the First Amended and Restated Credit Agreement with Bank of America, N.A. dated as of November 7, 2008 and paid all related outstanding loans. No prepayment penalties were incurred as part of the termination. As a result of the termination, we recorded a $0.2 million expense to write off the remaining deferred financing fees related to the terminated credit agreement.
We announced cash dividends of $0.12 per common share during the first nine months of 2009, compared to the cash dividends of $0.60 per share announced in 2008. Our Credit Agreement restricts the amount of annual dividends to $7.0 million.
Cash from operations and the cash available from the revolving line of credit are expected to be adequate to finance our future operations, including the remaining $15.0 million of Deferred Prosecution Agreement settlement payments. However, if market and other conditions change from those we anticipate due to a prolonged economic slowdown or otherwise, our liquidity may be adversely affected.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk at September 30, 2009 from that reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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
There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
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

LAWSON PRODUCTS, INC.
(Registrant)

Dated: October 28, 2009	\s\ Thomas J. Neri

Thomas J. Neri
Chief Executive Officer

Dated: October 28, 2009	\s\ F. Terrence Blanchard

F. Terrence Blanchard
Chief Financial Officer

EXHIBIT INDEX

Exhibit #	Description

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002