Form 10-K
period 2009-12-31
LAWSON PRODUCTS INC/NEW/DE/
filed 2010-02-25
CIK 703604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
(NASDAQ Global Select Market)
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (l) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant’s voting stock held by non-affiliates on June 30, 2009 (based upon the per share closing price of $14.21) was approximately $55,300,000.
As of February 15, 2010, 8,522,001 shares of Common Stock were outstanding.
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
Overview
Lawson Products, Inc. (“Lawson”, the “Company”, “we” or “us”) was incorporated in Illinois in 1952, and reincorporated in Delaware in 1982. Lawson is a North American distributor of products and services to the industrial, commercial, institutional, and governmental maintenance repair and operations (“MRO”) marketplace. The Company also manufactures and distributes production and specialized component parts to the original equipment marketplace (“OEM”) including the automotive, appliance, aerospace, construction, and transportation industries. Please see Note 16 — Segment Reporting in the Notes to the Consolidated Financial Statements, included elsewhere in this Annual Report on Form 10-K, for further information regarding financial results related to the Company’s geographical and business segments.
MRO Segment
Industry and Competition
The MRO industry consists of companies that buy and stock products in bulk and supply these products to customers on an as needed basis. The customer benefits from lower costs and convenience of ordering smaller quantities maintained by MRO suppliers. We estimate the MRO industry in North America to exceed $100 billion in revenues.
We encounter intense competition from several national distributors and manufacturers and a large number of regional and local distributors. Some competitors have greater financial and personnel resources, handle more extensive lines of merchandise, operate larger facilities and price some merchandise more competitively than we do. We compete for business delivering on the value proposition we call Smarter Maintenance offering a personal approach to vendor managed inventory, providing technical expertise and supplying highly engineered products to our customers.
Operations
We participate in the MRO industry through our Lawson Products business unit and through our Rutland Tools subsidiary (“Rutland”) which together represented 85% of our net sales for the year ended December 31, 2009.
The majority of our sales are generated through a network of approximately 1,300 independent sales agents. Independent sales agents are compensated on a commission only basis and are responsible for repayment of commissions to the Company on any uncollectible accounts. In addition to offering high quality products to our customers, these sales agents also offer technical expertise and on-site problem resolution. Sales agents receive education in the best uses of our products enabling them to provide customized solutions that address our customers’ needs. This includes on-site visits to help manage customer inventories, introducing cost saving ideas and improving our customers’ profitability. Regular inventory analysis and replenishment is conducted to prevent unnecessary purchases and unplanned downtime. Additionally, we provide customized storage systems for improved organization and a more efficient workflow. Product demonstrations that can improve our customers’ productivity are regularly provided by our agents to our customers.
We order product from our suppliers and usually transport the product to our national packaging center for repackaging, labeling or cross docking before shipping to our distribution centers. Customer orders are then fulfilled from our distribution centers. We receive product orders in various ways. Customers can place orders with our agents through our customer service team via fax, phone or directly through the on-line catalog on our web site.
We sell products in all 50 states, the District of Columbia, Canada and Puerto Rico, and export products that support U.S. military efforts in Europe and to the United Arab Emirates. An important factor in attracting and retaining customers is our ability to process orders promptly. We normally ship to our customers within one to two days of order placement. Products are stocked in and processed from strategically placed general distribution centers in Des Plaines, Illinois; Addison, Illinois; Vernon Hills, Illinois; Reno, Nevada; Fairfield, New Jersey; Suwanee, Georgia; and Mississauga, Ontario.

We carry a significant amount of inventories to ensure product availability and rapid processing of customer orders. Accurate forecasting of customer demand is necessary to establish the proper level of inventory for each product. Inventory levels need to be sufficient to meet customer demand while avoiding the costs of stocking excess items.
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
We distribute printed catalogs to two primary markets. One is the retail market where business is done with the end user of the product. The other is the wholesale market where the distributor resells our product to an end customer. In 2009, we delivered printed catalogs to approximately 40,000 retail customers and approximately 65,000 wholesale customers. We also have showrooms located in Whittier, California; City of Industry, California; San Jose, California; Chatsworth, California; Phoenix, Arizona; and Houston, Texas.
Products
We offer approximately 240,000 different products for sale of which approximately 180,000 products are maintained in inventory. Sales percentages by broad categories of our product mix are as follows:

	Percent of Total MRO Sales
Product Category	2009	2008
Fastening systems	19%	20%
Specialty chemicals	12	13
Cutting tools and abrasives	15	13
Fluid power	10	11
Aftermarket automotive supplies	11	9
Electrical	9	9
Welding and metal repair	4	6
Other	20	19

	100%	100%

Many of our products are manufactured by others, purchased in bulk and repackaged in smaller quantities for sale to our customers. During 2009, we purchased products from over 1,000 suppliers. We generally do not engage in long-term or fixed-price contracts and no single supplier accounted for more than three percent of our purchases in 2009. However, the loss of one of our core suppliers could significantly affect our operations by hindering our ability to provide full service to our customers.
We actively participate in the design and development of products with our manufacturers. Technology has helped us to develop new items that are application specific. We review applications and recommend alternative products that are beneficial to our customers. Our quality control department tests our product offerings to assure they meet our specifications. We also conduct failure analysis and recommend solutions to help customers maximize product performance and avoid costly product failures. To promote brand loyalty, we sell products using various private labels and tradenames including Lawson Products, Kent Automotive, Premier, Cronatron, and Drummond, among others.
Customers
Our customers include a wide range of purchasers of industrial supply products from small repair shops to large national and governmental accounts. Our customers operate in a wide variety of industries including automotive repair, transportation, governmental including the military, manufacturing, construction, mining, wholesale, service and others.

During 2009, we sold products to over 100,000 customers. No customer accounted for more than one percent of net sales. In 2009, 93% of our net sales were generated in the United States and 7% from Canada.
OEM Segment
Two of our subsidiaries, Assembly Component Systems, Inc. (“ACS”) and Automatic Screw Machine Products Company, Inc. (“ASMP”) compete in the OEM marketplace. The OEM marketplace generally consists of large manufacturing companies with multiple supply chain needs. ACS and ASMP accounted for 12% and 3% of the Company’s net sales for the year ended December 31, 2009, respectively.
ACS specializes in providing OEM manufacturers with just-in-time delivery of fasteners, components and fittings to maximize the efficiency of the customer’s supply chain. ACS seeks long-term agreements with companies to identify product needs and parameters of use, offer engineering expertise, provide product sourcing and manage inventory replenishment. Sales support and dedicated warehousing is provided, enabling partnered companies to focus on manufacturing operations while affording them a reduction in financial obligations associated with carrying excess inventory. ACS operates a distribution network that includes Des Plaines, Illinois; Lenexa, Kansas; Cincinnati, Ohio; and Memphis, Tennessee. Inventory supply rooms staffed by dedicated ACS personnel located close to, or within a customer’s operating space, are used to facilitate the selection and transfer of goods that are called for during a production schedule. Additional sales support is available through sales calls, special needs requests, and pre-determined replenishment schedules.
ASMP manufactures and distributes components, fasteners and fittings for use by OEM manufacturers. Based in Decatur, Alabama, ASMP distributes components that are specific to the customer’s production needs including various nondependent or interdependent components. ASMP seeks to obtain long-term commitments to enable proper support of the customers’ supply chain. ASMP products are developed for high strength, critical applications and ASMP also sources externally produced items if applications call for such goods.
Strategic Initiatives
We are committed to developing and executing an effective long-term strategy to enhance customer satisfaction, improve profitability and increase the value of the business. To drive these objectives we plan to focus our resources on our MRO segment. Accordingly we have identified three major strategic initiatives that we believe will significantly enhance our ability to serve our MRO customers and improve our business. The initiatives are to re-structure our sales organization, optimize our distribution network and replace our legacy information systems with a best-in-class Enterprise Resource Planning (“ERP”) system.
Sales Transformation
Our sales are primarily driven by a force of approximately 1,300 independent sales agents. We believe the independent sales agent model is an effective sales approach that offers our sales agents a unique opportunity to operate their own business. Our sales agents are paid a commission on sales that is based on profitability to align the objectives of the sales force with the Company’s success. This system of compensation also ensures that the Company’s selling costs are more directly aligned with sales. However, we believe that there are certain measures we can take to improve the current sales agent model while retaining its advantages. Specifically, our transformation initiative will clarify the roles and responsibilities of our sales management team, develop and standardize certain sales tools offered to our agents, identify and prioritize high-potential customers, and modify our pricing policies and commission structures to maximize sales and profitability.
Our sales agents are supported by district managers who are responsible for geographically defined territories. Currently, these district managers perform a dual role. They spend a portion of their time managing the district by coaching and supporting the agents within their territory and also spend time acting as sales agents selling products. We are phasing in a program that will result in converting district managers into full-time employees who will be able to concentrate their efforts on managing their territory and working with the agents to develop new and existing customers. By segregating the managerial and selling functions, we believe that both the district managers and independent sales agents will be able to better focus on their roles and increase sales productivity.

Through this transition, we believe that we can strengthen the quality of customer relationships and improve the consistency of sales execution throughout our organization. We are developing talent management programs to attract, motivate and retain new sales agents. We are also improving our sales education programs which are offered to sales agents to integrate our agents’ product knowledge into the selling process. We are reviewing our current territory design and account allocation policies to optimize territory management while maintaining or increasing our customer coverage.
Historically, we have been very effective at selling to and servicing small and medium sized accounts. However, we have had limited success in obtaining large national accounts. We are taking deliberate steps to gain a share of these larger national accounts. We have assembled a team of employee sales professionals to aggressively identify and prioritize high-potential customer and market segments in order to expand our revenue base.
Finally, we are taking steps to improve our pricing structure by migrating from a cost based method to a market based structure that better reflects the value of our products and services. This includes strategically pricing products and product groups based on segmentation of both product and customer groups.
Network Optimization
A large part of our MRO distribution process entails transporting product from our suppliers to our national packaging center for possible repackaging, labeling or cross docking before shipping to our distribution centers. Many factors affect the efficiency of this process including the physical characteristics of the distribution centers, routing logistics, the number of times the product needs to be handled, transportation costs and the flexibility to meet unique requirements requested by our customers. Our network optimization initiative involves defining the optimal location, size, and number of distribution centers to improve customer service, lower operating expenses and improve working capital investment. We analyzed our distribution network as it was in 2008 and developed a detailed roadmap to transition from that state to a future optimal state.
In 2009, we closed our Charlotte, North Carolina and Dallas, Texas MRO distribution centers. We have also identified and begun to make certain space optimization changes at our distribution centers and to implement certain process improvement projects and freight strategies which should further improve our ability to serve our customers while also reducing our inventory levels and lowering operating costs.
ERP Initiative
During 2009, we conducted a thorough review of all of our MRO functional departments to assess the effectiveness of our current business processes and supporting information systems. After extensive study and analysis, we determined that the many benefits achievable by investing in a state-of-the-art ERP system, that would integrate our data and processes into one single system based upon best business practices, far exceeded the costs and efforts involved to implement this change.
We engaged a consulting firm to work with us to evaluate which ERP system would provide us the maximum long-term benefit. This analysis included multiple factors including how the system modules aligned with our current organizational structure, transactional transparency and visibility, flexibility to adapt to future business opportunities, user friendliness and stability of the underlying data structure. In February 2010 we selected an ERP partner and we are currently in the process of finalizing a detailed implementation plan for 2010 and 2011.
We have committed a full-time cross-fuctional team of employees to work with our ERP partner and a systems integrator. This team is responsible for ensuring that the system configuration is consistent with our business requirements and best business practices, coordinating data migration, addressing change management issues, testing controls, resolving implementation issues and developing a user training program. We anticipate the one-time cost of implementation, both capital and expense, will range from $15 million to $20 million, consisting primarily of software and hardware costs, implementation costs, internal labor costs and data migration. We plan to implement the ERP system in a phased approach during 2010 and 2011.
We expect that the new ERP system will provide us reliable, transparent, real-time data access allowing us the opportunity to make better and quicker business decisions. We anticipate that the improved data access will lead to more accurate forecasting, shortening order fullfillment time and optimizing our inventory levels. The new ERP system will fully integrate our revenue cycle, from initial order through cash receipt and order tracking, from product sourcing through payment. We expect the integration among various functional areas will lead to improved communication, productivity and efficiency. These improvements should improve our ability to respond to our customers’ needs and lead to increased customer satisfaction. Other advantages we expect to realize by centralizating our current systems into an ERP system are to eliminate the problem of synchronizing changes between multiple systems, improve coordination of business processes that cross functional boundaries, provide a top-down view of the enterprise and reduce the risk of loss of sensitive data by consolidating security into a single structure.

Employees
As of December 31, 2009, we had approximately 1,110 employees, consisting of approximately 280 sales and marketing employees, 630 operations and distribution employees and 200 management and administrative staff. Approximately 14% of our workforce is represented by four collective bargaining agreements. We believe that our relations with our employees and their collective bargaining organizations are good.
Available Information
We file or furnish annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and file or furnish amendments to those reports pursuant to Section 13(a) or 15(d) of the Exchange Act and Section 16 reports with the Securities and Exchange Commission (“SEC”). The public can obtain copies of these materials by visiting the Commission’s Public Reference Room at 100 F Street, NE, Washington DC 20549 or by accessing the SEC’s website at http://www.sec.gov. In addition, as soon as reasonably practicable after such materials are filed with or furnished to the Commission, we make copies available to the public free of charge through our website at www.lawsonproducts.com. Information on our website is not incorporated by reference into this report.
Executive Officers of the Registrant
The executive officers of Lawson as of December 31, 2009 were as follows.

		Year First
		Elected to
		Present
Name	Age	Office	Position
Thomas J. Neri	58	2007	President, Chief Executive Officer and Director
Harry A. Dochelli	50	2009	Executive Vice President and Chief Operating Officer
Neil E. Jenkins	60	2004	Executive Vice President, Secretary and General Counsel
Robert O. Border	46	2009	Senior Vice President Information Technology
Stewart A. Howley	48	2008	Senior Vice President Strategic Business Development
Ronald J. Knutson	46	2009	Senior Vice President and Chief Financial Officer
Michelle I. Russell	48	2007	Senior Vice President Operations and Supply Chain Management
Mary Ellen Schopp	47	2007	Senior Vice President Human Resources
Biographical information for the past five years relating to each of our executive officers is set forth below.
Mr. Neri was elected Chief Executive Officer in April 2007 and was elected to the Board of Directors in December 2007. Mr. Neri was elected President and Chief Operating Officer in January 2007 and was elected Executive Vice President, Finance, Planning and Corporate Development; Chief Financial Officer and Treasurer in 2004. Mr. Neri joined the Company in October 2003 as Executive Vice President, Finance and Corporate Planning.
Mr. Dochelli was elected Chief Operating Officer effective December 2009 and served as Executive Vice President Sales and Marketing from April 2008 to December 2009. Previously, Mr. Dochelli served as Executive Vice President, North America Contract Sales for OfficeMax from 2007 until 2008, Executive Vice President of U.S. Operations for OfficeMax/Boise Cascade Office Solutions from 2005 to 2007 and in various other management positions with OfficeMax/Boise Cascade Office Solutions from 1987 to 2005.
Mr. Jenkins was elected Executive Vice President; Secretary and General Counsel in 2004. From 2000 to 2003 Mr. Jenkins served as Secretary and Corporate Counsel of the Company.

Mr. Border was elected Senior Vice President Information Technology effective September 2009. Previously, Mr. Border served as the Managing Director, Information Technology at Midwest Generation, a subsidiary of Edison Mission Energy, from 2004 until 2009.
Mr. Howley was elected Senior Vice President Strategic Business Development effective April 2008. Mr. Howley served as Chief Marketing Officer from December 2005 until May 2008. From August 2002 through December 2005, he was Director of Strategic Business Development with Home Depot Supply.
Mr. Knutson was elected Senior Vice President and Chief Financial Officer effective November 2009. Mr. Knutson served as Senior Vice President, Chief Financial Officer of Frozen Food Express Industries, Inc. from January 2009 to November 2009. Mr. Knutson served as Vice President, Finance of Ace Hardware Corporation from 2006 through 2007 and Vice President, Controller of Ace Hardware from 2003 to 2005.
Ms. Russell was elected Senior Vice President Operations and Supply Chain Management in August 2007. Ms. Russell served as Chief Ethics and Compliance Officer from April 2006 until August 2007 and in a consulting capacity from November 2005 through March 2006. Prior to this Ms. Russell held the role of Vice President of Operations at Associated Materials from 2001 until 2005.
Ms. Schopp was elected Senior Vice President, Human Resources in April 2007. Prior to this Ms. Schopp held the role of Vice President, Human Resources at ConAgra Foods from 2003 until 2006.

ITEM 1A.	RISK FACTORS.
In addition to the other information in this Annual Report on Form 10-K for the fiscal year ended December 31, 2009, the following factors should be considered in evaluating Lawson’s business. Our operating results depend upon many factors and are subject to various risks and uncertainties. The material risks and uncertainties known to us and described below may negatively affect our business operations or affect our financial results. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations or affect our financial results.
Our results of operations may continue to be adversely impacted by the worldwide economic recession.
Throughout 2009, we continued to experience the effects of a severe economic recession in the U.S. and world economies and a tightening of the credit markets. We cannot predict the duration of the recession or the timing or strength of a subsequent economic recovery. The recession has severely impacted and could further impact demand for our products and our financial performance. Further economic decline and uncertainty may lead to a further decrease in customer spending and may cause certain customers to cancel or delay placing orders. Some of our customers may file for bankruptcy protection preventing us from collecting on accounts receivable and may result in our stocking excess customer specific inventory. The contraction in the credit markets also may cause some of our customers to experience difficulties in obtaining financing leading to lower sales, delays in the collection of receivables or result in an increase in bad debt expense.
The adverse economic conditions could also affect our key suppliers, affecting their ability to supply parts and result in delays of our customer shipments. The economic uncertainty makes it difficult for us to accurately predict future order activity and affects our ability to effectively manage inventory levels and identify risks that may affect our business. Our ability to finance our operations by borrowing through our current credit agreement could also be at risk if the lender is unable to provide funds under the terms of the agreement due to a bankruptcy or restructuring caused by the global financial crises. There would be no assurances that we would be able to establish alternative financing or attain financing with terms similar to our present credit agreement.
The market price of our common stock may decline.
Our stock price could decrease if the there is a further deterioration in the overall market for equities or if investors have concerns that our business, financial condition, results of operations and capital requirements will be negatively impacted by a prolonged recession. A decrease in our stock price reduces the market value of the Company compared to the book value of our net assets, which may lead to further impairment of our assets.

A significant portion of our inventory may become obsolete.
Our business strategy requires us to carry a significant amount of inventory in order to meet rapid processing of customer orders. In addition, we carry varying levels of customer specific inventory based upon anticipated customer demand. If our inventory forecasting and production planning processes result in inventory levels exceeding the levels demanded by customers or should our customers decrease their orders with us, our operating results could be adversely affected due to costs of carrying the inventory and additional inventory write-downs for excess and obsolete inventory.
Work stoppages and other disruptions at transportation centers or shipping ports may adversely affect our ability to obtain inventory and make deliveries to our customers.
Our ability to rapidly process customer orders is an integral component of our overall business strategy. Interruptions at our company operated facilities or disruptions at a major transportation center or shipping port, due to events such as severe weather, labor interruptions, natural disasters, acts of terrorism or other events, could affect both our ability to maintain core products in inventory and deliver products to our customers on a timely basis, which may in turn adversely affect our results of operations. In addition, severe weather conditions could adversely affect demand for our products.
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
Disruptions of our information and communication systems could adversely affect the Company.
We depend on our information and communication systems to process orders, to manage inventory and accounts receivable collections, to purchase, sell and ship products, to maintain cost-effective operations and to service our customers. Disruptions in the operation of information and communication systems can occur due to a variety of factors including power outages, hardware failure, programming faults and human error. Any disruption in the operation of our information and communication systems whether over a short or an extended period of time or affecting one or multiple distribution centers could have a material adverse effect on our business, financial condition and results of operations.
The inability of management to successfully implement strategic initiatives, including the installation of a new ERP system, could result in significant disruptions in the Company’s operations.
We have committed to developing and executing three major strategic initiatives which we believe will significantly enhance our ability to better serve our customers and improve our business. The initiatives are to transform our current sales organization, optimize our supply network and replace our legacy information systems with an ERP system. These initiatives involve a large investment of capital and resources and significant changes to our current operating processes. Failure to properly implement one or more of these initiatives could result in lost business and increased costs.
Failure to retain experienced and productive sales agents could negatively impact our operating results.
Our MRO sales are primarily driven by a force of approximately 1,300 independent sales agents. Our success depends on our ability to attract and retain talented sales representatives. Failure to retain a sufficient number of experienced and productive sales agents could have a materially adverse effect on our business, financial condition and results of operations.

A limited number of the Company’s stockholders can exert significant influence over the Company.
Members of the Port family collectively beneficially own over 50% of the outstanding shares of our common stock. This share ownership would permit these stockholders, if they chose to act together, to exert significant influence over the outcome of stockholder votes, including votes concerning the election of directors, by-law amendments, possible mergers, corporate control contests and other significant corporate transactions. The interests of the Port family may differ from those of other stockholders.
In March 2009, a member of the Port family announced her intention to divest all of the common shares under her control and encourage the disposition of the shares of Common Stock over which she has shared voting or dispositive power. If a transaction cannot be arranged, the Port family member announced she may seek to replace some or all of the Company’s directors, replace some or all of the Company’s management and reduce the size of the Company’s board of directors to five. Another member of the Port family announced he may consider a sale or other disposition of some or all of the shares over which he has shared voting or dispositive power.
Any breach of our Deferred Prosecution Agreement with the U.S. Attorney’s Office for the Northern District of Illinois, may adversely affect our business, financial condition, results of operations and stock price.
We entered into a Deferred Prosecution Agreement (the “DPA”) in August 2008 with the U.S. Attorney’s Office for the Northern District of Illinois (the “U.S. Attorney’s Office) to resolve our liability for the actions of our representatives in improperly providing gifts or awards to purchasing agents through our then-existing customer loyalty programs. Under the terms of the DPA, if it is determined that we deliberately gave false, incomplete or misleading information under the DPA or have committed any federal crimes subsequent to the DPA, or otherwise knowingly, intentionally, and materially violated any provision of the DPA, we may be subject to prosecution for any federal criminal violation of which the U.S. Attorney’s Office has knowledge.
The Company operates in highly competitive markets.
Our marketplace, although consolidating, still includes large, fragmented industries which are highly competitive. We believe that customers and competitors may continue to consolidate over the next few years, which may make the industry even more competitive. Our current or future competitors include companies with similar or greater market presence, name recognition, and financial, marketing, and other resources and we believe they will continue to challenge the marketplace with their product selection, financial resources, and services.
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
Failure to meet the covenant requirements of our credit agreement could lead to higher financing costs, increased restrictions and reduce or eliminate our ability to borrow funds.
From time to time we fund our operations from funds borrowed under the terms of our credit agreement. The credit agreement requires us to comply with certain financial covenants, including minimum EBITDA, minimum tangible net worth levels, a minimum cash, accounts receivable and inventory to debt ratio and a minimum debt service coverage ratio. The credit agreement also contains other customary representations, warranties, covenants and events of default. Any failure to meet these covenant requirements could lead to higher financing costs, increased restrictions and reduce or eliminate our ability to borrow funds.

Changes that affect governmental and other tax-supported entities could negatively impact our sales and earnings.
A portion of our sales are derived from the United States military and other governmental and tax supported entities. These entities are largely dependent upon government budgets and require adherence to certain laws and regulations. A decrease in the levels of defense and other governmental spending or the introduction of more stringent governmental regulations and oversight could lead to reduced sales or an increase in compliance costs which would adversely affect our financial position and results of operations.
Any violation of Federal, state or local environmental protection regulations could lead to significant penalties and fines.
Our product offering includes a wide variety of industrial chemicals and other products which are subject to a multitude of Federal, state and local regulations. These environmental protection laws change frequently and affect the composition, handling, transportation, storage and disposal of the products. Failure to comply with these regulations could lead to severe penalties and fines for each violation.
Our results of operations could be affected by changes in taxation.
Our results of operations could be affected by changes in tax rates, audits by taxing authorities or changes in laws, regulations and their interpretation. Changes in applicable tax laws and regulations could also affect our ability to realize the deferred tax assets on our balance sheet, which could affect our results of operations.
Failure to retain talented employees, managers and executives could negatively impact our operating results.
Our success depends on our ability to attract, develop and retain talented employees, including executives and other key managers. The loss of certain key executives and managers, or the failure to attract and develop talented new executives and managers, could have a materially adverse effect on our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.	PROPERTIES.
Our headquarters is located in Des Plaines, Illinois and our business is currently conducted from owned or leased facilities at the following locations.

Location	Segment	Function	Own/Lease	Square Footage

Addison, Illinois	MRO	Distribution	Own	85,800
Charlotte, North Carolina	MRO	Administration	Lease	3,844
Des Plaines, Illinois	MRO	Administration/Distribution	Own	175,000
Des Plaines, Illinois	MRO	Administration	Own	45,000
Des Plaines, Illinois	MRO/OEM	Distribution	Lease	114,000
Fairfield, New Jersey	MRO	Distribution	Own	60,000
Independence, Ohio	MRO	Call Center	Lease	9,761
Louisville, Kentucky	MRO	Distribution	Lease	6,113
Mississauga, Ontario Canada	MRO	Distribution	Own	78,000
Vernon Hills, Illinois	MRO	Distribution	Own	107,061
Reno, Nevada	MRO	Distribution	Own	244,280
Suwanee, Georgia	MRO	Distribution	Own	91,235
Whittier, California	MRO	Administration	Lease	22,023
Houston, Texas	MRO	Warehouse/Showroom	Lease	21,700
San Jose, California	MRO	Warehouse/Showroom	Lease	6,425
Phoenix, Arizona	MRO	Warehouse/Showroom	Lease	3,750
Chatsworth, California	MRO	Warehouse/Showroom	Lease	11,300
City of Industry, California	MRO	Warehouse/Showroom	Lease	20,097
Decatur, Alabama	OEM	Manufacturing	Own	65,000
Centralia, Missouri	OEM	Warehouse	Lease	26,880
Cincinnati, Ohio	OEM	Warehouse	Lease	12,583
Dunlap, Tennessee	OEM	Warehouse	Lease	16,569
Ettrick, Wisconsin	OEM	Warehouse	Lease	11,504
Hopkinsville, Kentucky	OEM	Warehouse	Lease	1,800
Laredo, Texas	OEM	Warehouse	Lease	3,068
Lenexa, Kansas	OEM	Administration/Warehouse	Lease	38,000
Memphis, Tennessee	OEM	Warehouse	Lease	26,250
Michigan City, Indiana	OEM	Warehouse	Lease	10,000
Nuevo Laredo, Mexico	OEM	Warehouse	Lease	24,220
Stuttgart, Arkansas	OEM	Warehouse	Lease	16,000
Waite Park, Minnesota	OEM	Warehouse	Lease	2,400
The location and operation of our facilities is frequently reviewed to determine whether they meet the strategic needs of our business. We believe that our current facilities are adequate to meet our needs.

ITEM 3.	LEGAL PROCEEDINGS.
The Company is involved in legal actions that arise in the ordinary course of business. It is the opinion of management that the resolution of any currently pending litigation will not have a material adverse effect on the Company’s financial position or results of operations.
In August 2008, the Company entered into a Deferred Prosecution Agreement (“DPA”) with the U.S. Attorney’s Office in connection with representatives of the Company improperly providing gifts or awards to purchasing agents through the Company’s customer loyalty programs. Pursuant to the DPA, the Company agreed to a $30.0 million penalty. The Company paid $10.0 million in both 2009 and 2008 and the final $10.0 million payment is due on or before August 11, 2010.

During 2009, the Company identified that it had shipped a limited number of products in violation of certain state environmental regulations. The Company has begun the self-reporting process with appropriate regulatory agencies regarding its findings. The Company has initiated the recall of a limited number of products and is working with state regulators to take appropriate remedial actions to comply with these environmental regulations. At December 31, 2009, the Company has accrued $0.2 million for penalties and expenses related to environmental matters and at this time, the Company cannot determine if any further expenses may be incurred.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
The Annual Meeting of Stockholders of Lawson Products, Inc. was held on December 8, 2009. At the Annual Meeting, the stockholders voted on the election of three directors, to ratify the appointment of Ernst & Young LLP as the independent registered public accounting firm of Lawson for the fiscal year ending December 31, 2009 and to approve the 2009 Equity Compensation Plan. Results of the election were included in, and hereby incorporated by reference to, the Company’s Current Report on Form 8-K dated December 8, 2009.
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

	2009			2008
			Cash			Cash
			Dividends			Dividends
			Declared per			Declared per
	High	Low	Share	High	Low	Share
First Quarter	$26.68	$11.68	$0.03	$38.00	$23.21	$0.20
Second Quarter	16.94	9.96	0.03	29.39	23.77	0.20
Third Quarter	19.93	11.58	0.06	38.49	23.90	0.20
Fourth Quarter	20.41	12.75	0.06	32.10	11.81	0.20
On February 16, 2010 the closing sales price of our common stock was $16.37 and the number of stockholders of record was 579.

Stock Price Performance Chart
Set forth below is a line graph comparing the yearly change in the cumulative total stockholder return of the Company’s common stock against the cumulative total return of the S&P SmallCap 600 Index and a peer group (the “Peer Group”) of the Company for the five prior years. The Peer Group consists of Barnes Group Inc., Fastenal Company and MSC Industrial Direct. The Company believes that the Peer Group is representative of the markets it services in terms of product sales and customers. The chart below represents the cumulative return of a hypothetical $100 invested on December 31, 2004 in stock or index, including reinvestment of dividends.
Comparison of 5 Year Cumulative Total Return
Among Lawson Products, the S&P SmallCap 600 Index and a Peer Group

	Indexed Returns Years Ended December 31,
	Base Period
Company Name/Index	2004	2005	2006	2007	2008	2009
Lawson Products	100.00	76.74	94.70	79.88	49.45	38.87
S&P Smallcap 600	100.00	107.68	123.96	123.60	85.19	106.97
Peer Group	100.00	125.85	123.11	144.76	116.97	144.29

ITEM 6.	SELECTED FINANCIAL DATA.
The following selected financial data should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto included elsewhere in this Annual Report. The income statement data and balance sheet data are for, and as of the end of each of, the years in the five-year period ended December 31, 2009, and are derived from the audited Consolidated Financial Statements of the Company.

	(Dollars in thousands, except per share data)
	2009	2008	2007	2006	2005

Net Sales (1)	$378,881	$485,207	$512,543	$514,273	$443,823

Income (loss) from continuing operations before cumulative effect of accounting change (2) (3) (4) (5)	$(2,616)	$(27,060)	$11,332	$13,702	$21,944
Income (loss) from discontinued operations (6)	(120)	(571)	(703)	(729)	4,794

Income (loss) before cumulative effect of accounting change	(2,736)	(27,631)	10,629	12,973	26,738
Cumulative effect of accounting change, net of tax	—	—	—	(361)	—

Net Income (loss)	$(2,736)	$(27,631)	$10,629	$12,612	$26,738

Basic Income (loss) per share of common stock:
Continuing operations before cumulative effect of accounting change	$(0.31)	$(3.18)	$1.33	$1.54	$2.42
Discontinued operations	(0.01)	(0.06)	(0.08)	(0.08)	0.53
Cumulative effect of accounting change	—	—	—	(0.04)	—

Net Income (loss)	$(0.32)	$(3.24)	$1.25	$1.42	$2.94

Diluted Income (loss) per share of common stock:
Continuing operations before cumulative effect of accounting change	$(0.31)	$(3.18)	$1.33	$1.54	$2.41
Discontinued operations	(0.01)	(0.06)	(0.08)	(0.08)	0.53
Cumulative effect of accounting change	—	—	—	(0.04)	—

Net Income (loss)	$(0.32)	$(3.24)	$1.25	$1.42	$2.94

Cash dividends declared per share	$0.18	$0.80	$0.80	$0.80	$0.80

Total assets	$241,647	$271,223	$299,863	$281,292	$279,224

Noncurrent liabilities	$41,761	$64,139	$52,660	$48,320	$41,256

Stockholders’ equity	$136,646	$138,744	$174,361	$170,317	$185,425

Notes:

(1)
Results include Rutland net sales since the date of acquisition in December 2005 of $30.7 million, $46.5 million, $54.8 million, $57.7 million and $4.3 million in 2009, 2008, 2007, 2006 and 2005, respectively.

(2)	Severance and other charges, of $6.8 million, $9.3 million, $12.3 million and $1.2 million were recorded in 2009, 2008, 2007 and 2006, respectively.

(3)
Settlement and related charges of $0.2 million, $31.7 million, $5.8 million and $3.2 million related to the investigation and Deferred Prosecution Agreement were recorded in 2009, 2008, 2007 and 2006, respectively.

(4)	The 2009 results include a $1.3 million charge for impairment of long-lived assets.

(5)	The 2008 results include a $2.3 million charge for goodwill impairment.

(6)
The 2005 results include a $7.5 million after tax loss related to discontinuation of the UK business and an after tax gain of $12.2 million related to the gain on the sale of the Company’s investment in real estate.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
During 2009, the global economic recession and contraction in the credit markets continued to negatively affect customer demand throughout our industry. Sales declined by 21.9% during 2009 compared to 2008. The recession forced many of our customers to reduce their inventories, suspend purchases of industrial supplies and downgrade the quality of product purchased due to the overall deterioration of the economy. Additionally, the contraction in the credit market has made it difficult for many of our customers to finance purchases or expand their businesses. In addition, we continued to be impacted by the lingering effects of the DPA settlement (see Item 3 – Legal Proceedings) including the loss of several sales agents, as competitors used the DPA as a recruiting tool to entice agents away from us.
In 2009 we reviewed our strategic and growth alternatives with a focus on our ability to meet customer demands in the current competitive environment. As a result, we developed a comprehensive strategic plan focused on increasing the value of the organization. Starting in 2009, we began transforming our current platform and infrastructure by executing on the following three initiatives: (1) re-structuring our sales organization, (2) optimizing our distribution network and (3) replacing our legacy information systems with a best-in-class ERP system. We dedicated a significant number of internal resources and made investments in these initiatives as we believe they will position us to better serve our existing customers and grow the organization in the future. Although we believe this is the right long-term strategy, these focused efforts along with the global economic recession impacted our ability to drive more positive results in 2009.
Significant progress has been made on the above initiatives. We are taking action to improve our current sales agent model while retaining its advantages. This includes converting district managers into full-time employees who will be able to concentrate their efforts on managing their territory and increasing sales productivity. During 2009, we closed two distribution centers to better align our supply chain with our customer base and eliminate redundancies within our distribution network. Additionally, we have performed a comprehensive review of our existing information systems and have selected a new ERP solution that will be implemented during 2010 and 2011. These initiatives, which are described in Item 1 — Business, will require a significant amount of additional effort and investment over the next two years, but should lead to a much more efficient, responsive and profitable organization in the future.
In response to the recession and our declining sales, we took a number of steps to realign our cost structure with the new economic reality. In 2009 we reduced our workforce by over 18%, temporarily suspended annual compensation increases, curtailed or delayed spending on certain services and supplies and reduced expenditures on capital equipment. The closure of two of our distribution centers also resulted in significant cost savings.
Our OEM operations have been particularly hard hit during the current economic downturn. Operating margins that had been declining even before the recession, further deteriorated throughout 2009. As a result, the Company has been concentrating on renegotiating contracts that provide an acceptable rate of return. Due to intense price competition, this has had a near term impact of reducing sales, as contracts with insufficient returns are not renewed. We are actively investigating and evaluating a number of strategic options regarding these operations.
Due to the significant declines in the operations of our OEM and Rutland business units and the uncertain probability of a quick recovery, we conducted an analysis of the value of their long-lived assets. Based on this analysis, in the fourth quarter of 2009 we recorded a $1.3 million non-cash impairment charge to write down the value of the assets to their estimated fair value.
In spite of the difficult economic environment of the past year and executing on our three initiatives, we generated $25.9 million of cash from operations prior to disbursing $10.0 million to comply with our obligation under the DPA settlement agreement. The cash generated from operations and $2.2 million of cash proceeds generated by the sale of our Charlotte, North Carolina distribution center allowed us to pay down our revolving line of credit by $7.7 million and return $2.7 million in dividend payments to our stockholders. We were successful in our continuing efforts to reduce excess inventory, expedite collection of accounts receivable and manage cash outflows.

SUMMARY OF FINANCIAL PERFORMANCE

	(Dollars in thousands)
	Year Ended December 31,
	2009		2008		2007
		% of		% of		% of
		Net		Net		Net
	Amount	Sales	Amount	Sales	Amount	Sales

Net sales
MRO	$320,400	84.6%	$403,584	83.2%	$429,508	83.8%
OEM	58,481	15.4	81,623	16.8	83,035	16.2

Consolidated total	$378,881	100.0%	$485,207	100.0%	$512,543	100.0%

Gross profit
MRO	$207,103	64.6%	$266,371	66.0%	$284,598	66.3%
OEM	10,674	18.3	12,627	15.5	19,231	23.2

Consolidated total	217,777	57.5	278,998	57.5	303,829	59.3

Operating expenses:
Selling, general and administrative expenses	215,123	56.8	256,060	52.8	265,267	51.8
Severance and other charges	6,820	1.8	9,252	1.9	12,328	2.4
Settlement related costs	154	—	31,666	6.5	5,793	1.1
Impairment of long-lived assets	1,267	0.4	—	—	—	—
Impairment of goodwill	—	—	2,251	0.5	—	—

Operating income (loss)	(5,587)	(1.5)	(20,231)	(4.2)	20,441	4.0
Other expenses, net	(150)	—	(469)	(0.1)	(369)	(0.1)

Income (loss) from continuing operations before income tax expense	(5,737)	(1.5)	(20,700)	(4.3)	20,072	3.9
Income tax (benefit) expense	(3,121)	(0.8)	6,360	1.3	8,740	1.7

Income (loss) from continuing operations	$(2,616)	(0.7)%	$(27,060)	(5.6)%	$11,332	2.2%

RESULTS OF OPERATIONS FOR 2009 AS COMPARED TO 2008
Sales and Gross Profit
Sales and gross profit results for the years ended December 31, 2009 and 2008 were as follows:

	(Dollars in thousands)
	Year ended December 31,		Decrease
	2009	2008	Amount	%

Net sales
MRO	$320,400	$403,584	$(83,184)	(20.6)%
OEM	58,481	81,623	(23,142)	(28.4)

Consolidated	$378,881	$485,207	$(106,326)	(21.9)

Gross profit
MRO	$207,103	$266,371	$(59,268)	(22.3)%
OEM	10,674	12,627	(1,953)	(15.5)

Consolidated	$217,777	$278,998	$(61,221)	(21.9)

Gross profit margin
MRO	64.6%	66.0%
OEM	18.3	15.5
Consolidated	57.5	57.5
Net sales for 2009 decreased 21.9% to $378.9 million, from $485.2 million in 2008 as the global economic recession and contraction in the credit markets continued to weaken customer demand throughout our industry. The duration of the recession is uncertain and the depressed industry demand may continue to create downward pressure on sales throughout 2010.
The sales decline was reflected in both the MRO and the OEM segments. MRO net sales decreased $83.2 million or 20.6% in 2009 to $320.4 million from $403.6 million in 2008. OEM net sales decreased $23.1 million or 28.4% in 2009 to $58.5 million from $81.6 million in 2008.
Gross profit decreased $61.2 million in 2009 to $217.8 million from $279.0 million in 2008. The gross profit margin for both 2009 and 2008 was 57.5%. MRO gross profit decreased $59.3 million in 2009 to $207.1 million from $266.4 million in 2008. MRO gross profit as a percent of net sales decreased to 64.6% in 2009 from 66.0% in 2008 primarily due to an increasingly competitive pricing environment and a change in the sales mix to lower margin products.
OEM gross profit decreased $1.9 million in 2009 to $10.7 million from $12.6 million in 2008. Gross profit as a percent of net sales increased to 18.3% in 2009 from 15.5% in 2008. The increase in the gross profit percentage is primarily attributable to more aggressive pricing of sales contracts and improved costs negotiated with our vendors. Due to intense price competition, the increased pricing, while raising the overall gross profit percentage, has had a near term impact of reducing sales as contracts with insufficient returns are not renewed.
Selling, General and Administrative Expenses
SG&A expenses were $215.1 million or 56.8% of net sales and $256.1 million or 52.8% of net sales in 2009 and 2008, respectively. The $40.9 million reduction in 2009 includes a $21.0 million reduction in sales agent compensation and $19.9 million due to cost containment initiatives. Agent commissions as a percent of sales remained relatively consistent at 19.1% for 2009 compared to 19.2% for 2008. Cost containment initiatives included a reduction in workforce, a temporary suspension in annual compensation increases and curtailment or delayed spending on certain services and supplies. We also recognized savings through the closure of two of our distribution centers. SG&A as a percent of net sales increased 4.0 percentage points in 2009 as fixed costs were not reduced in proportion to the overall decrease in net sales.

Severance and Other Charges
During 2009 we implemented certain cost reduction measures in response to the deteriorating economic conditions. These measures included a reduction in force across the organization including the closure of our Charlotte, North Carolina and Dallas, Texas distribution centers. The upfront cost we incurred in 2009 to implement these measures was $6.8 million, primarily related to the work force reduction.
In 2008, the Company recorded $9.3 million of severance and other charges. Of this amount, $5.4 million related to severance costs associated with the departure of certain executives and employees and operational efficiency improvement initiatives and $3.9 million related to unclaimed property liabilities primarily associated with years prior to 2003.
Settlement and Related Costs
Settlement costs relate to the investigation by the U.S. Attorney’s Office for the Northern District of Illinois as to whether our sales representatives provided improper gifts or awards to purchasing agents (including government purchasing agents) through our customer loyalty programs. In August 2008, in connection with the investigation, we entered into the DPA with the U.S. Attorney’s Office and agreed to pay a $30.0 million penalty. Per the agreement, we paid $10.0 million in 2008, $10.0 million in 2009 and with the final $10.0 million due on or before August 11, 2010. In addition to the penalty, we incurred legal and other expenses of $0.2 million in 2009 and $1.7 million in 2008 in connection with the investigation.
Impairment of Long-Lived Assets
Due to the weakened economy and decreased forecasts of future operating results, we reviewed the recoverability of our long-lived assets. In performing the review for recoverability, we determined that the future expected undiscounted cash flows of our OEM and Rutland business units were less than the carrying amount of the assets. As a result, we recorded an impairment charge of $1.3 million of which $1.1 million related to property, plant and equipment and $0.2 million related to other intangible assets, in order to reduce the carrying value of the assets to fair value. The fair value of these assets, or the estimated amount that each asset could be bought or sold in a current transaction by a market participant, was determined using an independent appraisal and other methods. Of the $1.3 million impairment charge, $0.7 million related to the MRO segment and $0.6 million related to the OEM segment.
Impairment of Goodwill
We review goodwill annually for impairment during the fourth quarter, or when events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. In 2008, due to increases in commodity costs and the onset of the recession and based on revised forecasts of future operating results, we determined that the goodwill balance associated with a 1999 acquisition was fully impaired and recorded a charge of $2.3 million in our OEM segment for the year ended December 31, 2008.
Other Expense, Net
Other expense, net was $0.2 million in 2009 compared to $0.5 million in 2008. The $0.3 million decrease was primarily due to a $0.6 million gain on sale of an investment in 2009 partially offset by increased interest expense.
Income Tax Expense
The effective tax rates for continuing operations for 2009 and 2008 were 54.4% and (30.7)%, respectively. The 2009 effective tax rate reflects the effect of the agreement reached with the Internal Revenue Service Appeals Office for the years 2000 through 2003, as well as a decrease in the valuation allowance recorded for the capital loss carryforward, due to the Company’s ability to realize a portion of the capital loss against future capital gains prior to expiration in 2012. The 2008 effective tax rate reflects the effect of $29.2 million related to the penalty under the DPA which was non-deductible and a $6.1 million non-deductible expense related to a decline in the cash value of life insurance. Excluding these items, the 2008 effective tax rate would have been 43.7%.

RESULTS OF OPERATIONS FOR 2008 AS COMPARED TO 2007
Sales and Gross Profit
Sales and gross profit results for the years ended December 31, 2008 and 2007 were as follows:

	(Dollars in thousands)
MRO	Year ended December 31,		Decrease
(Dollars in thousands)	2008	2007	Amount	%

Net sales
MRO	$403,584	$429,508	$(25,924)	(6.0)%
OEM	81,623	83,035	(1,412)	(1.7)

Consolidated	$485,207	$512,543	$(27,336)	(5.3)

Gross profit
MRO	$266,371	$284,598	$(18,227)	(6.4)%
OEM	12,627	19,231	(6,604)	(34.3)

Consolidated	$278,998	$303,829	$(24,831)	(8.2)

Gross profit margin
MRO	66.0%	66.3%
OEM	15.5	23.2
Consolidated	57.5	59.3
The 5.3% decrease in net sales to $485.2 million in 2008 compared to $512.5 million in 2007 resulted from decreases in both the MRO and OEM segments as our businesses were negatively impacted by the slowdown in the global economy, primarily in the fourth quarter. Net sales of our MRO business experienced a decline of 14.3% in the fourth quarter of 2008 compared to 2007 as our customers, affected by overall weakness in the economy and a much more restrictive credit environment, reduced their purchasing requirements. Net sales of our OEM segment decreased $1.4 million due to customer losses and the economic slowdown in the fourth quarter, partially offset by increased sales generated from some of our current customers.
Gross profit decreased $24.8 million to $279.0 million in 2008 and gross profit as a percent of net sales declined by 1.8 percentage points. The decline was primarily attributable to higher product and commodity costs that were not able to be passed along to our customer base.
Selling, General and Administrative Expenses
Selling, general and administrative costs declined by 3.5% to $256.1 million in 2008 compared to $265.3 million in 2007 primarily due to decreases in sales commissions and compensation expenses. Selling, general and administrative costs as a percent of sales increased 1.0 percentage points to 52.8% in 2008 as fixed costs were not reduced in direct proportion to the overall decrease in net sales.
Severance and Other Charges
In 2008, the Company recorded $9.3 million of severance and other charges. Of this amount, $5.4 million related to severance costs associated with the departure of certain executives and employees and operational efficiency improvement initiatives and $3.9 million related to unclaimed property liabilities primarily associated with years prior to 2003. During 2007, the Company implemented several initiatives designed to improve operating efficiencies. As a result of these initiatives, certain positions and departments were eliminated and restructured, resulting in $12.3 million of severance costs and other charges.
Settlement and Related Costs
Settlement costs relate to the investigation by the U.S. Attorney’s Office for the Northern District of Illinois as to whether our sales representatives provided improper gifts or awards to purchasing agents (including government purchasing agents) through our customer loyalty programs. In August 2008, in connection with the investigation, we entered into the DPA with the U.S. Attorney’s Office and agreed to pay a $30.0 million penalty of which $10.0 million was paid in 2008. In addition to the penalty, we incurred legal and other expenses of $1.7 million in 2008 and $5.8 million in 2007 in connection with the investigation.

Impairment of Goodwill
We review goodwill annually for impairment during the fourth quarter, or when events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. In 2008, due to increases in commodity costs and the onset of the recession and based on revised forecasts of future operating results, we determined that the goodwill balance associated with a 1999 acquisition was fully impaired and recorded a charge of $2.3 million in our OEM segment for the year ended December 31, 2008.
Other Expense, Net
Other expense, net of $0.5 million in 2008 was relatively unchanged compared to 2007. A $0.2 million decrease in interest income was partially offset by a $0.1 million decrease in interest expense.
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
LIQUIDITY AND CAPITAL RESOURCES
Cash provided by operating activities for 2009, 2008 and 2007 was $15.9 million, $15.7 million and $11.5 million, respectively. Cash from operations was net of a $10.0 million settlement payment in both 2009 and 2008. Cash was generated in 2009 and 2008 primarily through the streamlining of our working capital by reducing excess inventories and expediting collection of accounts receivable.
Working capital at December 31, 2009 and 2008 was $75.1 million and $89.5 million, respectively. The $14.4 million decrease in working capital is primarily attributable to a $12.7 million reduction in inventory and an $8.8 million reduction in accounts receivable, partially offset by decreases in other liabilities. Initiatives taken to improve the inventory management process led to the lower inventory balance, while increased attention to collections and a reduction in sales led to the decrease in the amount of outstanding accounts receivable.
Cash used to purchase property, plant and equipment was $2.8 million in 2009 compared to $3.5 million in 2008 and $17.7 million in 2007 which included $12.1 million related to the Reno, Nevada facility expansion. Capital spending was reduced in 2009 in response to the economic downturn that began in the second half of 2008. However, we expect capital expenditures to significantly increase in 2010 due to anticipated expenditures on the implementation of a new ERP system. In 2009, we received $2.2 million of proceeds from the sale of our Charlotte, North Carolina property.
Financing activities included a $7.7 million paydown of our line of credit in 2009 compared to the $3.3 million paydown of the line of credit in 2008. The Company paid dividends of $2.7 million, $6.8 million and $6.8 million to stockholders of its common stock in 2009, 2008 and 2007, respectively.
In August 2009, we entered into a new credit agreement with The PrivateBank and Trust Company (“Credit Agreement”). The Credit Agreement provides us with a total borrowing capacity of $55.0 million in the form of a revolving line of credit and letters of credit and expires on August 21, 2012. Additionally, we have a one-time option, subject to the agent’s consent, to increase the maximum borrowing capacity by an additional $20.0 million, thus increasing the maximum borrowing capacity to $75.0 million. The Credit Agreement is secured by cash, accounts receivable and inventory. At December 31, 2009, we had no borrowings outstanding on our revolving line of credit and $3.2 million of outstanding letters of credit, leaving borrowing availability at $51.8 million.

The interest rate under the Credit Agreement was initially set at either LIBOR plus three percent or the prime rate through December 31, 2009. Thereafter, the interest rate will be adjusted based on our debt to EBITDA ratio. The Credit Agreement requires us to comply with certain financial covenants, as defined in the Credit Agreement, including minimum EBITDA, minimum tangible net worth levels, minimum cash plus accounts receivable and inventory to debt ratio and a minimum debt service coverage ratio. The Credit Agreement also contains other customary representations, warranties, covenants and events of default and limits our annual dividend distribution to $7.0 million. Also, in August 2009, we terminated the First Amended and Restated Credit Agreement with Bank of America, N.A. dated as of November 7, 2008 and paid all related outstanding loans. No prepayment penalties were incurred as part of the termination. As a result of the termination, we recorded a $0.2 million expense to write off the remaining deferred financing fees related to the terminated credit agreement.
In January 2010, the Company modified certain terms of the Credit Agreement. The applicable interest rate margin of 3.00% for LIBOR Loans and zero percent for Prime Loans was extended through June 30, 2010. Thereafter, the applicable margins will be adjusted based on the Company’s debt to EBITDA ratio to a range of 2.25% for LIBOR and minus 0.25% for Prime to 3.00% for LIBOR and zero percent for Prime. The minimum EBITDA level, including a $5.3 million add back in 2010 for the anticipated expense related to the implementation of an ERP system, was set at $8.0 million for the twelve month period ending December 31, 2009 and increases to $9.5 million for the twelve month period ended March 31, 2010 and $10.0 million for the twelve month periods ending June 30, 2010, September 30, 2010 and December 31, 2010, respectively. The ratio of cash plus accounts receivable and inventory to outstanding debt was increased from 1.75:1.00 to 2.00:1.00 in 2010, while the minimum tangible net worth level remained at $55.0 million and the minimum debt service coverage ratio of 1.20 commences with fiscal year ending December 31, 2010. On December 31, 2009 we were in compliance with all covenants as detailed below:

Covenant	Requirement	Actual
Minimum EBITDA, as defined in the amended Credit Agreement	$8.0 million	$12.3 million
Cash plus accounts receivable and inventory to debt ratio	1.75:1.00	38.39:1.00
Minimum tangible net worth	$55.0 million	$75.3 million
We believe that cash provided by operations and the $55.0 million revolving line of credit will be sufficient to fund our operating requirements, strategic initiatives, DPA settlement payment and capital improvements for the upcoming fiscal year.
CONTRACTUAL OBLIGATIONS
Contractual obligations on December 31, 2009 that require payment over future periods are as follows:

	(Dollars in thousands)
		Payments due in years ended December 31,
	Total	2010	2011 – 2012	2013 – 2014	Thereafter

Operating leases	$5,172	$2,394	$2,483	$295	$—
Capital leases	2,120	1,034	959	127	—
Deferred compensation	13,563	3,189	3,070	1,590	5,714
Security bonus plan *	26,121	190	—	—	25,931
Severance obligation	4,145	3,105	1,008	32	—
Long term incentive plan	2,984	1,492	1,492	—	—
Purchase commitments	3,949	3,949	—	—	—
Deferred Prosecution Agreement	10,000	10,000	—	—	—

Total contractual cash obligations	$68,054	$25,353	$9,012	$2,044	$31,645

*
Payments to participants of the security bonus plan are made on a lump sum basis at time of separation from the Company. Payouts for known separation dates have been included in the scheduled year of payout, while payouts for unknown separation dates are reflected in the thereafter column.

OFF-BALANCE SHEET ARRANGEMENTS
As of December 31, 2009, we had future minimum operating lease commitments of $5.2 million, principally for facilities and equipment. We also had contractual commitments to purchase $3.9 million of product from our suppliers in 2010.
CRITICAL ACCOUNTING POLICIES
We have disclosed our significant accounting policies in Note 2 to the Consolidated Financial Statements. The following provides supplemental information to these accounting policies as well as information on the accounts requiring more significant estimates.
Allowance for Doubtful Accounts — We evaluate the collectibility of accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings, substantial down-grading of credit ratings), a specific reserve for bad debts is recorded against amounts due to reduce the receivable to the amount we believe will be collected. For all other customers, we recognize reserves for bad debts based on our historical experience of bad debt write-offs as a percent of accounts receivable outstanding. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations), the estimates of the recoverability of amounts due to us could be revised by a material amount. At December 31, 2009, our allowance reserve was 3.4% of our trade receivables outstanding. A hypothetical change of one percent to our reserve allowance would have affected our annual doubtful accounts expense by approximately $0.4 million.
Inventory Reserves — Inventories consist principally of finished goods and are stated at the lower of cost (first-in-first-out method) or market. Most of our products are not exposed to the risk of obsolescence due to technology changes. However, some of our products do have a limited shelf life, and from time to time we add and remove items from our catalogs, brochures or website for marketing and other purposes. In addition, we carry varying levels of customer specific inventory.
To reduce our inventory to a lower of cost or market value, we record a reserve for slow-moving and obsolete inventory based on historical experience and monitoring current inventory activity. We use estimates to determine the necessity of recording these reserves based on periodic detailed analysis reviews using both qualitative and quantitative factors. As part of this analysis, we consider several factors including the inventories length of time on hand, historical sales, product shelf life, product life cycle, product classification, whether or not an item is in a catalog or website and product obsolescence. In general, depending on product classification, we reserve inventory with low turnover at higher rates than inventory with high turnover. Our policy is to not re-value inventory to the original cost basis subsequent to establishing a new cost basis.
At December 31, 2009, our inventory allowance reserve was $10.9 million equal to approximately 13% of our total inventory. A hypothetical change of one percent to our reserve allowance would have affected our cost of goods sold by approximately $0.8 million.
Income Taxes — Deferred tax assets or liabilities reflect temporary differences between amounts of assets and liabilities for financial and tax reporting. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established to offset any deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The determination of the amount of a valuation allowance to be provided on recorded deferred tax assets involves estimates regarding (1) the timing and amount of the reversal of taxable temporary differences, (2) expected future taxable income, and (3) the impact of tax planning strategies. In assessing the need for a valuation allowance, we consider all available positive and negative evidence, including past operating results, projections of future taxable income and the feasibility of ongoing tax planning strategies. The projections of future taxable income include a number of estimates and assumptions regarding our volume, pricing and costs. Additionally, valuation allowances related to deferred tax assets can be impacted by changes to tax laws. Significant judgment is required in determining income tax provisions as well as deferred tax asset and liability balances, including the estimation of valuation allowances and the evaluation of tax positions.

Goodwill Impairment — Goodwill, all of which is included in our Lawson Products business unit, is tested annually during the fourth quarter, or when events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Impairment of goodwill is evaluated using a two step process. First the fair value of the reporting unit is compared with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and thus, the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.
We estimate the fair value of the Lawson Products business unit using a market approach, which relies on the market value of companies that are engaged in the same line of business. We also prepare a discounted cash flow (“DCF”) analysis based on the operating plan presented to our Board of Directors, to determine a range of fair values. The DCF model relies on a number of assumptions that have a significant affect on the resulting fair value calculation and may change in future periods. Estimated future cash flows are affected both by future economic conditions outside the control of management and operating results directly related to management’s execution of our business strategy. Our DCF model is also affected by our estimate of a discount rate that is consistent with the weighted average cost of capital that we anticipate a potential market participant would use.
We then assess the reasonableness of our estimate of the fair value of the Lawson Products business unit. This is done by applying the same valuation methodology and estimates described above to the entire Company and reconciling the resulting estimated fair value of the consolidated Company to its market capitalization based on the trading range of the Company’s stock near the measurement date.
Currently, the calculated fair value of the Lawson business unit exceeds its carrying value by over $45 million using our most conservative estimate and, therefore, is not considered impaired. Changes in the assumptions used in our DCF calculation could have a material affect on the fair value estimate and could change our assessment of impairment. A hypothetical 10% decrease in the estimated future annual cash flows generated by the Lawson business unit would decrease its estimated fair value by $13.9 million. A hypothetical 100 basis point increase in the discount rate would decrease its estimated fair value by $13.3 million.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
One of our subsidiaries is located and operates in Canada using the Canadian dollar as its functional currency. Operating results are translated into U.S. dollars when consolidated into our financial statements. Therefore, we are exposed to market risk relating to the change in the value of the Canadian dollar relative to the U.S. dollar. A hypothetical 10% change in the Canadian foreign currency exchange rate would have affected our 2009 net sales by $3.3 million and total assets by $2.5 million.
A number of our current and past employees have opted to defer a portion of their earned compensation to be paid at a future date. These individuals have the ability to invest the funds in one or more portfolios that track the performance of various mutual funds. Lawson has recorded a $13.6 million liability equal to the market value amount of the funds owed as of December 31, 2009. Additionally, we have invested funds in life insurance policies on certain executives. The cash surrender value of the policies is invested in various investment instruments and the $17.0 million market value of these investment instruments has been recorded as an asset on our financial statements as of December 31, 2009. The change in the market value of the funds supporting our deferred compensation plan and the cash surrender value of the life insurance policies is recorded as a component of income and a hypothetical 10% increase or decrease in the investment portfolios of both the cash value of life insurance asset and the deferred compensation liability would have affected our 2009 net loss by $0.3 million.
We are exposed to market risk relating to increased commodity and energy costs affecting the production costs of our vendors. These vendors typically look to pass their increased costs along to us and if we are unable to fully pass these costs through to our customers or to modify our activities, the impact would have an adverse effect on our operating profit margins.
On December 31, 2009, we had no borrowings outstanding on our revolving line of credit. However, in future years, operating results may be exposed to the market risk of fluctuations in the variable interest rate charged on our revolving line of credit.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The following information is presented in this item:

Report of Independent Registered Public Accounting Firm
on Consolidated Financial Statements
To the Stockholders and Board of Directors
Lawson Products, Inc.
We have audited the accompanying consolidated balance sheets of Lawson Products, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lawson Products, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lawson Products, Inc’s. internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Chicago, Illinois
February 25, 2010

Lawson Products, Inc.
Consolidated Balance Sheets
(Dollars in thousands)

	December 31,
	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$8,787	$4,300
Accounts receivable, less allowance for doubtful accounts of $1,341 and $1,680 respectively	39,804	48,634
Inventories	73,696	86,435
Miscellaneous receivables and prepaid expenses	10,423	12,039
Deferred income taxes	4,819	6,127
Property held for sale	332	—
Discontinued current assets	459	296

Total current assets	138,320	157,831

Property, plant and equipment, less accumulated depreciation and amortization	40,576	47,783

Other assets:
Cash value of life insurance	17,021	17,970
Deferred income taxes	15,249	18,159
Goodwill	27,957	25,748
Other	2,524	3,732

Total assets	$241,647	$271,223

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$19,968	$20,078
Settlement payable — current	10,000	10,000
Accrued expenses and other liabilities	33,272	38,209
Discontinued current liabilities	—	53

Total current liabilities	63,240	68,340

Noncurrent liabilities and deferred credits
Revolving line of credit	—	7,700
Security bonus plan	25,931	25,312
Deferred compensation	10,374	9,379
Settlement payable — noncurrent	—	10,000
Other	5,456	11,748

	41,761	64,139

Commitments and contingencies — Note 13

Stockholders’ equity:
Preferred stock, $1 par value:
Authorized — 500,000 shares, Issued and outstanding — None	—	—
Common stock, $1 par value:
Authorized — 35,000,000 shares, Issued and outstanding — 8,522,001 shares	8,522	8,522
Capital in excess of par value	4,780	4,774
Retained earnings	121,888	126,158
Accumulated other comprehensive income (loss)	1,456	(710)

Total stockholders’ equity	136,646	138,744

Total liabilities and stockholders’ equity	$241,647	$271,223

See notes to Consolidated Financial Statements

Lawson Products, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007

Net sales	$378,881	$485,207	$512,543
Cost of goods sold	161,104	206,209	208,714

Gross profit	217,777	278,998	303,829

Operating expenses:
Selling, general and administrative expenses	215,123	256,060	265,267
Severance and other charges	6,820	9,252	12,328
Settlement and related costs	154	31,666	5,793
Impairment of long-lived assets	1,267	—	—
Impairment of goodwill	—	2,251	—

Operating income (loss)	(5,587)	(20,231)	20,441

Interest expense	(1,037)	(789)	(910)
Other income, net	887	320	541

Income (loss) from continuing operations before income taxes	(5,737)	(20,700)	20,072
Income tax (benefit) expense	(3,121)	6,360	8,740

Income (loss) from continuing operations	(2,616)	(27,060)	11,332
Discontinued operations, net	(120)	(571)	(703)

Net income (loss)	$(2,736)	$(27,631)	$10,629

Basic income (loss) per share of common stock:
Continuing operations	$(0.31)	$(3.18)	$1.33
Discontinued operations	(0.01)	(0.06)	(0.08)

Net Income (loss)	$(0.32)	$(3.24)	$1.25

Diluted income (loss) per share of common stock:
Continuing operations	$(0.31)	$(3.18)	$1.33
Discontinued operations	(0.01)	(0.06)	(0.08)

Net Income (loss)	$(0.32)	$(3.24)	$1.25

See notes to Consolidated Financial Statements

Lawson Products, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands)

				Accumulated
	Common	Capital in		Other
	Stock,	Excess of Par	Retained	Comprehensive	Comprehensive
	$1 par value	Value	Earnings	Income (loss)	Income (loss)

Balance at January 1, 2007	$8,521	$4,749	$158,008	$(961)

Net income	—	—	10,629	—	$10,629
Other comprehensive income, net of tax:
Cumulative translation adjustment related to closure of Mexico operations	—	—	—	403	403
Adjustment for foreign currency translation	—	—	—	1,017	1,017

Comprehensive income for the year					$12,049

Adjustment for FIN 48 adoption	—	—	(1,213)	—
Cash dividends declared	—	—	(6,818)	—
Stock issued under employee stock plans	1	25	—	—

Balance at December 31, 2007	8,522	4,774	160,606	459

Net loss	—	—	(27,631)	—	$(27,631)
Other comprehensive loss, net of tax:
Adjustment for foreign currency translation	—	—	—	(1,169)	(1,169)

Comprehensive loss for the year	—	—	—	—	$(28,800)

Cash dividends declared	—	—	(6,817)	—

Balance at December 31, 2008	$8,522	$4,774	$126,158	$(710)

Net loss	—	—	(2,736)	—	$(2,736)
Other comprehensive loss, net of tax:
Adjustment for foreign currency translation	—	—	—	2,166	2,166

Comprehensive loss for the year	—	—	—	—	$(570)

Stock based compensation	—	6	—	—
Cash dividends declared	—	—	(1,534)	—

Balance at December 31, 2009	$8,522	$4,780	$121,888	$1,456

See notes to Consolidated Financial Statements

Lawson Products, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2009	2008	2007
Operating activities
Net income (loss)	$(2,736)	$(27,631)	$10,629
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,216	8,282	7,435
Provision for allowance for doubtful accounts	1,851	1,481	954
Deferred income taxes	1,752	1,859	(1,249)
Deferred compensation and security bonus plan expense (benefit)	4,493	(526)	5,000
Payments under deferred compensation and security bonus plans	(4,494)	(6,255)	(4,922)
Stock based compensation	11	(843)	(427)
Settlement payment	(10,000)	(10,000)	—
Provision for settlement	—	30,000	—
Loss on disposal of property and equipment	179	56	—
Impairment of long-lived assets	1,267	—	—
Impairment of goodwill	—	2,251	—
Changes in operating assets and liabilities:
Accounts receivable	7,591	7,956	1,120
Inventories	13,484	9,368	(5,955)
Prepaid expenses and other assets	3,599	2,050	(5,732)
Accounts payable and accrued expenses	(2,968)	(7,586)	960
Other	(5,301)	5,276	3,735

Net cash provided by operating activities	15,944	15,738	11,548

Investing activities
Purchases of property, plant and equipment	(2,768)	(3,549)	(17,694)
Proceeds from sale of property	2,179	—	—
Other	—	36	90

Net cash used in investing activities	(589)	(3,513)	(17,604)

Financing activities
Net (payments on) proceeds from revolving line of credit	(7,700)	(3,300)	11,000
Dividends paid	(2,727)	(6,817)	(6,817)
Other	(420)	—	26

Net cash (used in) provided by financing activities	(10,847)	(10,117)	4,209

Increase (decrease) in cash and cash equivalents	4,508	2,108	(1,847)

Cash and cash equivalents at beginning of year	4,581	2,473	4,320

Cash and cash equivalents at end of year	9,089	4,581	2,473
Cash held by discontinued operations	(302)	(281)	(802)

Cash and cash equivalents held by continuing operations at end of year	$8,787	$4,300	$1,671

See notes to Consolidated Financial Statements

Lawson Products, Inc.
Notes to Consolidated Financial Statements
Note 1 — Description of Business
Lawson Products, Inc. (“Lawson” or the “Company”) is a North American distributor of products and services to the industrial, commercial, institutional and governmental maintenance, repair and operations (“MRO”) marketplace. The Company also manufactures and distributes specialized component parts to the original equipment marketplace (“OEM”).
Note 2 — Summary of Significant Accounting Policies
Principles of Consolidation — The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts and transactions of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year presentation.
Revenue Recognition — Revenue includes product sales, billings for freight and handling charges and fees earned for services provided. Sales and associated cost of goods sold are generally recognized when products are shipped and title passes to customers. We accrue for returns based on historical evidence of rates of return.
Shipping and Handling Fees and Costs — Shipping and handling fees charged to customers totaled $14.5 million, $18.6 million and $17.1 million in 2009, 2008 and 2007, respectively, and are included in the caption “Net sales” on the Consolidated Statements of Operations. Costs related to shipping and handling fees of $12.8 million, $17.0 million and $15.9 million in 2009, 2008 and 2007, respectively, are included in the caption “Selling, general and administrative expenses”.
Cash Equivalents — The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company has $4.0 million invested in money market funds that are valued based on unadjusted quoted market prices.
Allowance for Doubtful Accounts Methodology — The Company evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings, substantial down-grading of credit ratings), a specific reserve for bad debts is recorded against amounts due to reduce the receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes reserves for bad debts based on the Company’s historical experience of bad debt write-offs as a percent of accounts receivable outstanding. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations), the estimates of the recoverability of amounts due the Company could be revised by a material amount.
Inventories — Inventories consist principally of finished goods and are stated at the lower of cost (first-in-first-out method) or market. To reduce inventory to a lower of cost or market value, a reserve is recorded for slow-moving and obsolete inventory based on historical experience and monitoring current inventory activity. Estimates are used to determine the necessity of recording these reserves based on periodic detailed analysis using both qualitative and quantitative factors. As part of this analysis, the Company considers several factors including the inventories length of time on hand, historical sales, product shelf life, product life cycle, product classification, whether or not an item is in a catalog or website and product obsolescence. It is the Company’s policy to not re-value inventory to the original cost basis subsequent to establishing a new cost basis.
Property Held for Sale — Property that is actively marketed for sale is valued at the lower of carrying amount or estimated net realizable value (proceeds less cost to sell), and is not depreciated after being classified as held for sale.
Property, Plant and Equipment — Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation expense is computed by the straight-line method for buildings and improvements using useful lives of 20 to 30 years and using the straight-line and double declining balance methods for machinery and equipment, furniture and fixtures and vehicles using useful lives of 3 to 10 years. Amortization of capitalized leases is included in depreciation expense. Depreciation expense was $4.7 million, $5.4 million and $4.3 million for 2009, 2008 and 2007, respectively.

Lawson Products, Inc.
Notes to Consolidated Financial Statements
Capitalized software is amortized over estimated useful lives of 3 to 5 years using the straight-line method. Amortization expense of capitalized software was $2.3 million, $2.7 million and $2.9 million for 2009, 2008 and 2007, respectively.
Cash Value of Life Insurance — The Company has invested funds in life insurance policies on certain current and former executives. The cash surrender value of the policies is invested in various investment instruments and is recorded as an asset on our financial statements. The change in the cash surrender value of the life insurance policies, which is based on the market value of investment instruments, is recorded as a component of selling, general and administrative expenses.
Deferred Compensation — The Company’s Executive Deferral Plan (“Deferral Plan”) allows certain executives to defer payment of a portion of their earned compensation. The deferred compensation is recorded in an Account Balance, which is a bookkeeping entry made by the Company to measure the amount due to the participant. The Account Balance is equal to the participant’s deferred compensation adjusted for increases and or decreases in the amount that the participant has designated to one or more bookkeeping portfolios that track the performance of certain mutual funds. Lawson adjusts the deferred compensation liability to equal the participants’ Account Balances. The increase or decrease is recorded as a component of selling, general and administrative expenses.
Stock-Based Compensation — Compensation based on the share value of the Company’s common stock is valued at its fair value at the grant date and the expense is recognized over the vesting period. Fair value is re-measured each reporting period for liability classified awards that are redeemable in cash.
Goodwill — Goodwill represents the cost of business acquisitions in excess of the fair value of identifiable net tangible and intangible assets acquired. Goodwill is allocated to the appropriate reporting unit as reviewed by the Company’s chief decision maker responsible for reviewing operating performance and allocating resources. Goodwill is tested annually during the fourth quarter, or when events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Impairment of goodwill is evaluated using a two step process. First the fair value of the reporting unit is compared with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and thus, the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.
Other Intangibles — Intangible assets with a finite life are amortized on a straight-line basis over the asset’s useful life. Amortization expense for intangible assets was $0.3 million per year for 2009, 2008 and 2007 and amortization on the existing intangibles at December 31, 2009 is expected to be $0.1 million per year until 2021.
Impairment of Long-Lived Assets — The Company reviews its long-lived assets, including property, plant and equipment and intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. Recoverability is measured by a comparison of the assets’ carrying amount to their expected future undiscounted net cash flows. If such assets are considered to be impaired, the impairment to be recognized is measured based on the amount by which the carrying amount of the asset exceeds its fair value.
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

Lawson Products, Inc.
Notes to Consolidated Financial Statements
Significant judgment is required in determining income tax provisions and in evaluating tax positions. In the normal course of business, the Company and its subsidiaries are examined by various Federal, State and foreign tax authorities. The Company regularly assesses the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. The Company continually assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a revision become known.
Effective January 1, 2007, the Company adopted a pronouncement by the Financial Accounting Standards Board (“FASB”) that requires the Company to recognize the impact of a tax position in its financial statements, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. As a result of the implementation of this policy, the Company recorded an additional liability of $1,213 for unrecognized tax benefits relating to uncertain tax positions which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.
Earnings per Share — Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution from the exercise or conversion of outstanding stock options and restricted stock awards into common stock.
Foreign Currency — The accounts of foreign subsidiaries are measured using the local currency as the functional currency. All balance sheet amounts have been translated into U.S. dollars using the exchange rates in effect at the applicable period end. Income statement amounts have been translated using the average exchange rate for the applicable period. The gains and losses resulting from the changes in exchange rates from the translation of subsidiary accounts in local currency to U.S. dollars have been reported as a component of “Accumulated other comprehensive income (loss)” in the Consolidated Balance Sheets. Foreign currency transaction gains and losses result from the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. These gains and losses are included in the Consolidated Statements of Operations and were immaterial for all years presented.
Use of Estimates — Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.
Recent Accounting Pronouncements
In June 2009, the FASB issued FASB 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which established the Accounting Standards Codification (“ASC”). The ASC supersedes all existing accounting standard documents and has become the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. This pronouncement, updated as ASC 105, became effective for financial statements issued for interim and annual periods ending after September 15, 2009. We have conformed our consolidated financial statements and related Notes to the new codification.
In May 2009, the FASB issued ASC 855, Subsequent Events, which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. ASC 855 distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. Furthermore, ASC 855 requires disclosure of the date through which subsequent events were evaluated. These requirements were effective for interim and annual periods after June 15, 2009. The Company adopted these requirements for the quarter ended June 30, 2009 and has evaluated subsequent events through February 25, 2010, the filing date of this Form 10-K and has determined that there were two subsequent events to recognize in the financial statements that have been disclosed in Note 19 — Subsequent Events.

Lawson Products, Inc.
Notes to Consolidated Financial Statements
Note 3 — Inventories
Components of inventories were as follows:

	(Dollars in thousands)
	December 31,
	2009	2008
Finished goods	$81,621	$92,565
Work in progress	1,227	1,791
Raw materials	1,759	2,146

Total	84,607	96,502
Reserve for obsolete and excess inventory	(10,911)	(10,067)

	$73,696	$86,435

Note 4 — Property, Plant and Equipment
Components of property, plant and equipment were as follows:

	(Dollars in thousands)
	December 31,
	2009	2008
Land	$8,712	$9,197
Buildings and improvements	51,007	54,069
Machinery and equipment	32,637	32,754
Capitalized software	11,627	13,246
Furniture and fixtures	6,073	6,708
Capital leases	3,451	3,736
Vehicles	325	354
Construction in progress	348	1,014

	114,180	121,078
Accumulated depreciation and amortization	(73,604)	(73,295)

	$40,576	$47,783

Note 5 — Sale of Property and Property Held for Sale
In 2009, the Company closed its Charlotte, North Carolina and Dallas, Texas distribution centers. The Company sold its Charlotte, North Carolina distribution center receiving proceeds of $2.2 million in cash. The $0.4 million gain realized on the sale partially offset $0.6 million of losses recorded on the disposal of equipment which was included in Severance and other charges. The $0.3 million net book value related to the Company’s Dallas, Texas distribution center has been reclassified to “Property held for sale” in the Consolidated Balance Sheets. The property is valued at the lower of carrying amount or estimated net realizable value, proceeds less cost to sell, and was not depreciated after being classified as held for sale. See Note 19 — Subsequent Events.
Note 6 — Goodwill
The Company reviews goodwill annually during the fourth quarter, or when events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Goodwill impairment is deemed to exist if the carrying amount of a reporting unit exceeds its estimated fair value and the goodwill impairment charge, if any, is measured as the difference between the carrying amount of the goodwill as compared to its estimated fair value. In 2008, the Assembly Component Systems (“ACS”) business unit carried a $2.3 million goodwill balance related to a 1999 acquisition. In previous years, the operating results of ACS supported the goodwill balance based on market prices of comparable businesses and discounted cash flow forecasts. During 2008, ACS began to experience increases in commodity costs that led to lower gross margins and declining operating results. Then, with the onset of the global worldwide recession in the fourth quarter of 2008, the Company revised its forecast of future operating results to reflect the new unfavorable economic environment and determined, based on market prices of comparable businesses and revised discounted cash flow forecasts, that the goodwill associated with ACS was fully impaired. The Company recorded a charge of $2.3 million for the year ended December 31, 2008.

Lawson Products, Inc.
Notes to Consolidated Financial Statements
In 2009, the Company reviewed its remaining $28.0 million goodwill balance, all of which relates to our Lawson Products business unit due to a 2001 acquisition. The Company estimated the fair value of the Lawson Products business unit using a market approach, which relies on the market value of companies that are engaged in the same line of business and also prepared a discounted cash flow (“DCF”) analysis based on the operating plan, presented to the Board of Directors, to determine a range of fair values. The Company then reconciled the estimated fair value of the business unit to the market capitalization of the consolidated Company based on the trading range of the Company’s stock. After reviewing the analysis, the Company concluded that the calculated fair value of the Lawson business unit exceeded its carrying value by over $45 million using the most conservative estimate and, therefore, the goodwill was not considered impaired.
Goodwill by business segment consisted of the following:

	(Dollars in thousands)
(Dollars in thousands)	MRO	OEM	Total

Balance at December 31, 2007	$25,748	$2,251	$27,999
Impairment loss	—	(2,251)	(2,251)

Balance at December 31, 2008	$25,748	$—	$25,748
Translation adjustment	2,209	—	2,209

Balance at December 31, 2009	$27,957	$—	$27,957

Note 7 — Impairment of Long-Lived Assets
Due to the weakened economy and decreased forecasts of future operating results, the Company reviewed the recoverability of its long-lived assets. In performing the review for recoverability, the Company determined that the future expected undiscounted cash flows of our OEM and Rutland business units were less than the carrying amount of the assets. The Company then estimated the fair value of these assets primarily based on independent appraisals and reduced the carrying value of the assets to fair value. As a result, the Company recorded an impairment charge of $1.3 million in 2009, $1.1 million related to property, plant and equipment and $0.2 million related to other intangible assets. Of the $1.3 million, $0.7 million related to the MRO segment and $0.6 million related to the OEM segment.
Note 8 — Income Taxes
Income (loss) from continuing operations before income taxes for the years ended December 31, consisted of the following:

	(Dollars in thousands)
	Year Ended December 31,
	2009	2008	2007

United States	$(5,027)	$(23,901)	$15,741
Canada	(710)	3,201	4,331

	$(5,737)	$(20,700)	$20,072

Lawson Products, Inc.
Notes to Consolidated Financial Statements
Provision (benefit) for income taxes from continuing operations for the years ended December 31, consisted of the following:

	(Dollars in thousands)
	Year Ended December 31,
	2009	2008	2007

Current income tax expense (benefit):
U.S. Federal	$(4,677)	$2,920	$6,485
U.S. State	(94)	666	1,960
Canada	(102)	915	1,544

Total	$(4,873)	$4,501	$9,989

Deferred income tax expense (benefit):
U.S. Federal	$1,760	$1,874	$(1,500)
U.S. State	103	21	177
Canada	(111)	(36)	74

Total	$1,752	$1,859	$(1,249)

Total income tax expense (benefit):
U.S. Federal	$(2,917)	$4,794	$4,985
U.S. State	9	687	2,137
Canada	(213)	879	1,618

Total	$(3,121)	$6,360	$8,740

The reconciliation between the effective income tax rate and the statutory federal rate for continuing operations was as follows:

	Year Ended December 31,
	2009	2008	2007

Statutory federal rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit	(0.3)	(3.7)	7.4
Executive life insurance	8.6	(10.3)	(3.4)
Canadian subsidiaries	(0.2)	0.2	0.2
Appeals settlement, net	7.0	(4.3)	—
Change in valuation allowance	19.3	—	—
Expiration of loss carryforwards	(10.0)	—	—
Fines and penalties	(3.2)	(49.3)	—
Other items, net	(1.8)	1.7	4.3

Provision for income taxes	54.4%	(30.7)%	43.5%

Income taxes paid for the years ended December 31, 2009, 2008, and 2007 amounted to $2.8 million, $7.0 million and $14.0 million, respectively. In 2009 the Company received $5.6 million in income tax refunds primarily related to Federal income tax overpayments from prior years.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company also has a $4.4 million capital loss carryforward remaining related to the closure of its Mexico operations. A valuation allowance is recorded for all of the capital loss carryforward due to the uncertainty of the Company’s ability to realize the capital loss against future capital gains prior to expiration in 2012.

Lawson Products, Inc.
Notes to Consolidated Financial Statements
Deferred income tax assets and liabilities contain the following temporary differences:

	(Dollars in thousands)
	December 31,
	2009	2008
Deferred tax assets:
Compensation and benefits	$19,293	$20,879
Inventory reserve	4,055	6,142
Capital loss	2,166	2,854
Accounts receivable reserve	455	594
Property, plant and equipment	184	260
Net operating loss carryforward	193	—
Other	1,423	903

Total deferred tax assets	27,769	31,632
Valuation allowance for deferred tax assets	(1,744)	(2,854)

Net deferred tax assets	26,025	28,778

Deferred tax liabilities:
Goodwill	4,756	3,687
Other	1,201	805

Total deferred liabilities	5,957	4,492

Total net deferred assets	$20,068	$24,286

Net deferred tax assets:
Net current deferred income taxes	4,819	6,127
Net noncurrent deferred income taxes	15,249	18,159

	$20,068	$24,286

Net deferred tax assets include the tax impact of items in comprehensive income (loss) of $(0.9) million and $0.4 million on December 31, 2009 and 2008, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	(Dollars in thousands)
	December 31,
	2009	2008

Balance at beginning of year	$3,197	$923
Additions for tax positions of current year	627	248
Additions for tax positions of prior years	(1,440)	2,026
Settlements	(1,154)	—

Balance at end of year	$1,230	$3,197

The recognition of the $1.2 million unrecognized tax benefits would have a favorable effect on the effective tax rate. Due to the uncertainty of both timing and resolution of income tax examinations, the Company is unable to determine whether any amounts included in the December 31, 2009 balance of unrecognized tax benefits represent tax positions that could significantly change during the next twelve months.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. At December 31, 2009, the Company had accrued $0.5 million for the potential payment of interest and penalties related to unrecognized tax benefits.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and Canadian jurisdictions. As of December 31, 2009, the Company was subject to income tax examinations for the tax years 2006 through 2008.

Lawson Products, Inc.
Notes to Consolidated Financial Statements
Note 9 — Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

	(Dollars in thousands)
	December 31,
	2009	2008

Salaries, commissions and other compensation	$14,560	$15,471
Accrued severance	3,105	4,889
Accrued and withheld taxes, other than income taxes	2,407	2,774
Accrued profit sharing contributions	2,066	2,372
Accrued stock performance rights	1,210	1,206
Accrued self-insured health benefits	927	1,055
Cash dividends payable	511	1,704
Other	8,486	8,738

	$33,272	$38,209

Note 10 — Revolving Line of Credit
Prior to August 2009, the Company had a $75.0 million committed credit facility under a First Amended and Restated Credit Agreement dated as of November 7, 2008 with Bank of America, N.A. (“Prior Credit Agreement”).
In August 2009 the Company entered into a new credit agreement (“Credit Agreement”) with The PrivateBank and Trust Company as agent and lender. The Credit Agreement provides the Company with a total borrowing capacity of $55.0 million in the form of revolving loans and letters of credit and expires on August 21, 2012. Additionally, the Company has a one-time option, subject to the agent’s consent, to increase the maximum borrowing capacity by an additional $20.0 million to a maximum borrowing capacity $75.0 million. The Credit Agreement is secured by the Company’s accounts receivable and inventory. The Company has agreed not to place any lien on its real estate.
The interest rate was initially set at, either LIBOR plus 3.0%, or the prime rate through December 31, 2009. Thereafter, the interest rate will be adjusted based on the Company’s debt to EBITDA ratio. The Credit Agreement restricts the amount of annual dividends to $7.0 million. The Credit Agreement requires the Borrowers to comply with certain financial covenants, as defined in the Credit Agreement, including minimum EBITDA, minimum tangible net worth levels, a minimum cash plus accounts receivable and inventory to debt ratio and a minimum debt service coverage ratio. The Credit Agreement also contains other customary representations, warranties, covenants and events of default. The Company is in compliance with all covenants. On December 31, 2009, the Company had no borrowings outstanding on its revolving line of credit and $3.2 million of outstanding letters of credit, leaving borrowing availability of $51.8 million.
In conjunction with signing the new Credit Agreement, in August 2009, the Company terminated its Prior Credit Agreement and paid all related outstanding loans. No prepayment penalties were incurred as part of the termination. As a result of the termination the Company recorded a $0.2 million expense to write off the remaining deferred financing fees related to the Prior Credit Agreement.
On January 29, 2010, the Company amended the Credit Agreement. The applicable interest rate margin of three percent for LIBOR Loans and zero percent for Prime Loans was extended through June 30, 2010. Thereafter, the Applicable Margin for LIBOR Loans and Prime Loans will be adjusted based on the Company’s debt to EBITDA ratio as set forth in the Credit Agreement. The minimum EBITDA level, including a $5.3 million add back in 2010 for the anticipated expense related to the implementation of an ERP system, was set at $8.0 million for the twelve month period ending December 31, 2009 and increases to $9.5 million for the twelve month period ended March 31, 2010 and $10.0 million for the twelve month periods ending June 30, 2010, September 30, 2010 and December 31, 2010, respectively. The ratio of cash plus accounts receivable and inventory to outstanding debt was increased from 1.75:1.00 to 2.00:1.00 for 2010, while the minimum tangible net worth level remained at $55.0 million. The minimum debt service coverage ratio of 1.20 commences with fiscal year ending December 31, 2010.

Lawson Products, Inc.
Notes to Consolidated Financial Statements
The Company had no outstanding balance under the revolving line at December 31, 2009 and paid interest of $0.3 million, $0.5 million and $0.9 million in 2009, 2008 and 2007, respectively. For the year ended December 31, 2009, the weighted average interest rate charged on outstanding loans was 3.25% for the current Credit Agreement and 3.10% for the Prior Agreement.
Note 11 — Reserve for Severance
Severance charges, net, related to management realignment and reorganization of $6.7 million, $5.3 million and $10.8 million were recorded in 2009, 2008 and 2007, respectively. The severance costs are primarily related to the MRO segment. The table below reflects the activity in the Company’s reserve for severance and related payments.

	(Dollars in thousands)
	Year Ended December 31,
	2009	2008	2007

Beginning balance	$6,111	$7,058	$962
Charged to earnings current year	7,027	5,378	10,886
Cash paid	(8,642)	(6,264)	(4,670)
Adjustment to prior year reserves	(351)	(61)	(120)

Ending balance	$4,145	$6,111	$7,058

Accrued severance charges were included in the line items of the Consolidated Balance Sheets at December 31, 2009 and 2008 as follows:

	(Dollars in thousands)
	December 31,
	2009	2008
Accrued severance included in:
Accrued expenses and other liabilities	$3,105	$4,889
Noncurrent other	1,040	1,222

Total accrued severance	$4,145	$6,111

The Company anticipates the remaining benefits outstanding as of December 31, 2009 will be substantially paid out by 2013.
Note 12 — Retirement and Security Bonus Plans
The Company has a retirement plan with a profit sharing feature for certain sales office and warehouse employees. The amounts of the Company’s annual contributions are determined annually by the Board of Directors. Provisions for the profit sharing plan were $2.0 million, $2.2 million and $4.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.
The Company provides 401(k) defined contribution benefit plans to allow employees a pre-tax investment vehicle to save for retirement. Certain subsidiaries contributed matching funds of $0.2 million in each of the years ended December 31, 2009, 2008 and 2007.
The Company has a security bonus plan for the benefit of its independent sales agents, under the terms of which participants are credited with a percentage of their yearly net commissions. The aggregate amounts credited to participants’ accounts vest 25% after five years and an additional 5% vests each year thereafter. For financial reporting purposes, amounts are charged to operations over the vesting period. Provisions for the security bonus plan were $2.1 million, $2.6 million and $2.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Lawson Products, Inc.
Notes to Consolidated Financial Statements
Note 13 — Commitments and Contingencies
Lease Commitments
Total rental expense for the years ended December 31, 2009, 2008 and 2007 amounted to $3.3 million, $3.5 million and $4.1 million, respectively. The Company’s future minimum lease commitments, principally for facilities and equipment, as of December 31, 2009, were as follows:

	(Dollars in thousands)
Year ended December 31,	Operating Leases	Capital Leases

2010	$2,394	$1,034
2011	1,690	752
2012	793	207
2013	222	73
2014	73	54

Total	$5,172	2,120

Less: Interest portion		(233)

Liability		$1,887

Litigation and regulatory matters
The Company is involved in legal actions that arise in the ordinary course of business. It is the opinion of management that the resolution of any currently pending litigation will not have a material adverse effect on the Company’s financial position or results of operations.
In August 2008, the Company entered into a Deferred Prosecution Agreement (“DPA”) with the U.S. Attorney’s Office in connection with representatives of the Company improperly providing gifts or awards to purchasing agents through the Company’s customer loyalty programs. Pursuant to the DPA, the Company agreed to a $30.0 million penalty. The Company paid $10.0 million in both 2009 and 2008 and the final $10.0 million payment is due on or before August 11, 2010. The Company continues to comply with the DPA.
During 2009, the Company identified that it had shipped a limited number of products in violation of certain state environmental regulations. The Company has begun the self-reporting process with appropriate regulatory agencies regarding its findings. The Company has initiated the recall of a limited number of products and is working with state regulators to take appropriate remedial actions to comply with these environmental regulations. At December 31, 2009, the Company has accrued $0.2 million for penalties and expenses related to environmental matters and at this time, the Company cannot determine if any further expenses may be incurred.
Tax matters
Recently, the Internal Revenue Service notified the Company that its income tax returns for the years 2007 and 2008 were selected for examination. In connection with that examination, an Employment Tax Examination, including a review of worker classification, was initiated for one of the Company’s subsidiaries, Drummond American LLC, for the years 2006 through 2008. It is not possible at this time to predict the final outcome of this audit or to establish a reasonable estimate of possible additional taxes owed, if any.
In November 2008, the Company became aware that it had not properly withheld state income tax from a small number of employees in approximately 15 states. The Company may have exposure for penalties and interest for state income tax withholdings and payroll tax returns. In reviewing this potential exposure, the Company determined that certain subsidiaries had not properly remitted sales and use taxes in certain states, creating an exposure for penalties and interest. The Company has filed voluntary disclosure agreements with certain states. At December 31, 2009, the Company had finalized 14 agreements, and has recorded $0.4 million in interest and penalties.
The Company has identified certain services and benefits that were not properly reported on information returns with respect to its independent sales agents. The Company notified the Internal Revenue Service Employment Tax Division and is currently reviewing its information reporting practices. At this time, the Company cannot determine if further actions may result from this review.

Lawson Products, Inc.
Notes to Consolidated Financial Statements
Note 14 — Stock Compensation Plans
The Company has a Stock Performance Rights Plan (“SPR Plan”) that provides for the issuance of Stock Performance Rights (“SPRs”) that allow non-employee directors, officers and key employees to receive cash awards, subject to certain restrictions, equal to the appreciation of the Company’s common stock. The SPR Plan is administered by the Compensation Committee of the Board of Directors.
On December 8, 2009, the Company’s stockholders approved the adoption of the 2009 Equity Compensation Plan (“Equity Plan”). The Equity Plan provides for the grant of nonqualified and incentive stock options, stock awards and stock units to officers and employees of the Company. The Equity Plan also provides for the grant of option rights and restricted stock to non-employee directors. Under the Equity Plan 500,000 shares of common stock are available to be awarded with no participant being granted more than 40,000 shares of common stock in any calendar year. The Equity Plan is administered by the Compensation Committee, or its designee, which as administrator of the plan, has the authority to select plan participants, grant awards, and determine the terms and conditions of the awards.
The Company has stock options outstanding from the Incentive Stock Plan (“Stock Plan”) that expired in 2006. Stock options granted under the Stock Plan continue to vest and are exercisable in accordance with their original terms and conditions.
Stock Performance Rights
SPRs have a seven or ten year life and vest ratably over three years beginning on the first anniversary of the date of the grant. SPRs entitle the recipient to receive a cash payment equal to the excess of the market value of the Company’s common stock over the SPR exercise price when the SPRs are surrendered. Expense, equal to the fair market value of the SPR at the measurement date, is recorded ratably over the vesting period. Employees and non-employee directors who are retirement eligible, defined as age 65 or older, are permitted to retain their awards after retirement and exercise them during the remaining contractual life. All expense is recognized on the date of grant for SPRs granted to retirement eligible recipients.
On December 31, 2009, the SPRs outstanding were remeasured at fair value using the Black-Scholes valuation model. This model requires the input of subjective assumptions that may have a significant impact on the fair value estimate. The weighted-average estimated value of SPRs outstanding as of December 31, 2009 was $5.80 per SPR using the Black-Scholes valuation model with the following assumptions:

Expected volatility	57.4% to 101.7%
Risk-free rate of return	0.2% to 2.7%
Expected term (in years)	0.5 to 5.2
Expected annual dividend	$0.24
The expected volatility was based on the historic volatility of the Company’s stock price commiserate with the expected life of the SPR. The risk-free rate of return reflects the interest rate offered for zero coupon treasury bonds over the expected life of the SPR. The expected life represents the period of time that options granted are expected to be outstanding and was calculated using the simplified method allowed by the SEC due to insufficient historical data. The estimated annual dividend was based on the recent dividend payout trend.
Compensation income, netted against Selling, general and administrative expense, was $0.8 million and $0.4 million for the years ended December 31, 2008 and 2007, respectively, as the overall decline in the fair value of the SPRs exceeded the amortization expense related to the unvested SPRs. No expense or benefit was incurred in 2009 as the decrease in the SPRs value was offset by the amortization expense. Cash paid out due to the exercise of SPRs was immaterial for the years ended December 31, 2009, 2008 and 2007.

Lawson Products, Inc.
Notes to Consolidated Financial Statements
Activity related to the Company’s SPRs during the year ended 2009 was as follows:

		Weighted
	Number	Average
	of SPRs	Exercise Price

Outstanding on December 31, 2008	307,600	$31.40
Granted	92,300	17.76
Cancelled	(11,600)	26.34

Outstanding on December 31, 2009	388,300	28.31

Exercisable on December 31, 2009	224,666	$33.14

The SPRs outstanding had no aggregate intrinsic value as of December 31, 2009 since all exercise prices equaled or exceeded the closing market price of the Company’s stock at that date. Unrecognized compensation cost related to non-vested SPRs was $0.9 million at December 31, 2009, which will be recognized over a weighted average period of 1.9 years. During the year ended December 31, 2009, 52,998 SPRs with a fair value of $0.3 million, vested. At December 31, 2009, the weighted average remaining contractual term was 6.5 years for all outstanding SPRs and 5.7 years for the SPRs that are exercisable.
Restricted Stock Awards
Restricted stock awards vest ratably over a three year period beginning on the first anniversary of the date of the grant. On each vesting date the vested restricted stock awards are exchanged for an equal number of the Company’s common stock. Common stock received by the participant cannot be transferred until either the end of the three year term or employment with the Company is terminated without cause. The participants have no voting or dividend rights with the restricted stock awards or the common shares received through vesting until the third anniversary of the date of the grant. The restricted stock awards are valued at the closing price of the common stock on the date of grant and the expense is recorded ratably over the vesting period. On December 22, 2009, the Company issued 40,400 restricted stock awards to certain employees which remained outstanding on December 31, 2009. The awards issued had a grant date fair value of $17.65 per share. As of December 31, 2009, there was $0.7 million of total unrecognized compensation cost related to the outstanding restricted shares that will be recognized over a weighted average period of three years.
Stock Options
At December 31, 2009 there were 3,000 stock options outstanding with an exercise price of $23.56 and an expiration date of May 16, 2010. During 2009, 2,000 stock options with an exercise price of $22.44 expired. There was no compensation expense related to stock options in 2009, 2008 or 2007.

Lawson Products, Inc.
Notes to Consolidated Financial Statements
Note 15 — Earnings (Loss) Per Share
The computation of basic and diluted earnings (loss) per share consisted of the following:

	(Amounts in thousands except for per share data)
	Year Ended December 31,
	2009	2008	2007
Weighted average shares:
Basic weighted average shares outstanding	8,522	8,522	8,522
Effect of dilutive securities outstanding	—	—	2

Diluted weighted average shares outstanding	8,522	8,522	8,524

Earnings (loss):
Continuing operations	$(2,616)	$(27,060)	$11,332
Discontinued operations	(120)	(571)	(703)

Net Income (loss)	$(2,736)	$(27,631)	$10,629

Basic earnings (loss) per share of common stock:
Continuing operations	$(0.31)	$(3.18)	$1.33
Discontinued operations	(0.01)	(0.06)	(0.08)

Net Income (loss)	$(0.32)	$(3.24)	$1.25

Diluted earnings (loss) per share of common stock:
Continuing operations	$(0.31)	$(3.18)	$1.33
Discontinued operations	(0.01)	(0.06)	(0.08)

Net Income (loss)	$(0.32)	$(3.24)	$1.25

The effect of future stock option exercises for the years ended December 31, 2009 and 2008 and the effect of restricted share awards outstanding for the year ended December 31, 2009 would have been anti-dilutive and therefore, were excluded from the computation of diluted earnings per share.

Lawson Products, Inc.
Notes to Consolidated Financial Statements
Note 16 — Segment Reporting
The Company’s operating units have been aggregated into two reportable segments: MRO and OEM. The Company’s MRO segment is a distributor of products and services to the industrial, commercial, institutional, and governmental maintenance repair and operations marketplace. The Company’s OEM segment manufactures, sells and distributes production and specialized component parts to the original equipment marketplace. The Company’s two reportable segments are distinguished by the nature of products distributed and sold, types of customers and manner of servicing them. The Company evaluates performance and allocates resources to reportable segments primarily based on operating income.
Financial information for the Company’s reportable segments from continuing operations consisted of the following:

	(Dollars in thousands)
	Year Ended December 31,
	2009	2008	2007
Net sales
MRO	$320,400	$403,584	$429,508
OEM	58,481	81,623	83,035

Consolidated total	$378,881	$485,207	$512,543

Operating income (loss)
MRO	$6,999	$26,113	$34,366
OEM	(4,345)	(3,175)	4,196
Severance and other charges	(6,820)	(9,252)	(12,328)
Settlement and related costs	(154)	(31,666)	(5,793)
Impairment of long-lived assets	(1,267)	—	—
Impairment of goodwill	—	(2,251)	—

Consolidated total	(5,587)	(20,231)	20,441

Interest expense	(1,037)	(789)	(910)
Other income, net	887	320	541

Income (loss) from continuing operations before income taxes	$(5,737)	$(20,700)	$20,072

Capital expenditures
MRO	$2,008	$2,809	$16,943
OEM	760	740	751

Consolidated total	$2,768	$3,549	$17,694

Depreciation and amortization
MRO	$6,485	$7,509	$6,692
OEM	731	773	743

Consolidated total	$7,216	$8,282	$7,435

Total assets
MRO	$181,717	$202,640	$221,274
OEM	39,402	44,000	52,955

Segment total	221,119	246,640	274,229
Corporate	20,069	24,287	24,570

Consolidated total	$241,188	$270,927	$298,799

Lawson Products, Inc.
Notes to Consolidated Financial Statements
Financial information related to the Company’s continuing operations by geographic area consisted of the following:

	(Dollars in thousands)
	Year Ended December 31,
	2009	2008	2007
Net sales
United States	$353,228	$455,028	$482,491
Canada	25,653	30,179	30,052

Consolidated total	$378,881	$485,207	$512,543

Long-lived assets
United States	$59,160	$67,076	$73,971
Canada	9,936	7,468	8,322

Consolidated total	$69,096	$74,544	$82,293

Net sales are attributed to countries based on the location of customers. Long-lived assets consist of total property, plant and equipment, goodwill and other intangible assets.
Note 17 — Discontinued Operations
The Company closed its operations in Mexico in 2007. Accordingly, the Consolidated Balance Sheets and Consolidated Statements of Operations reflect those assets and liabilities and operating results as discontinued operations.

Lawson Products, Inc.
Notes to Consolidated Financial Statements
Note 18 — Summary of Unaudited Quarterly Results of Operations
Unaudited quarterly results of operations for the years ended December 31, 2009 and 2008 are summarized as follows:

	(Dollars in thousands, except for per share amounts)
	2009 Quarter Ended
	Dec. 31	Sep. 30	June 30	Mar. 31

Net sales	$89,342	$95,125	$95,033	$99,381
Gross profit	51,344	56,397	55,869	54,167

Income (loss) from continuing operations	$(114)	$1,521	$1,896	$(5,919)
Loss from discontinued operations	(24)	(18)	(49)	(29)

Net income (loss)	$(138)	$1,503	$1,847	$(5,948)

Basic and diluted income (loss) per share of common stock:
Continuing operations	$(0.01)	$0.18	$0.22	$(0.70)
Discontinued operations	(0.01)	—	—	—

Net income (loss)	$(0.02)	$0.18	$0.22	$(0.70)

	2008 Quarter Ended
	Dec. 31	Sep. 30	June 30	Mar. 31

Net sales	$106,825	$125,364	$127,148	$125,870
Gross profit	60,337	71,089	73,444	74,128

Income (loss) from continuing operations	$(5,417)	$3,068	$(29,235)	$4,524
Income (loss) from discontinued operations	(8)	10	(418)	(155)

Net Income (loss)	$(5,425)	$3,078	$(29,653)	$4,369

Basic and diluted Income (loss) per share of common stock:
Continuing operations	$(0.64)	$0.36	$(3.43)	$0.53
Discontinued operations	—	—	(0.05)	(0.02)

Net Income (loss)	$(0.64)	$0.36	$(3.48)	$0.51

Note 19 — Subsequent Events
On January 29, 2010, the Company amended its Credit Agreement. Certain modifications were made to the minimum EBITDA and ratio of cash plus accounts receivable and inventory to outstanding debt level covenants and the applicable interest rate margin was extended through June 30, 2010. Further details are included in Note 10 — Revolving Line of Credit.
On February 16, 2010, the Company sold its Dallas, Texas distribution center receiving cash proceeds of $2.0 million resulting in a gain of $1.7 million.

Lawson Products, Inc. and Subsidiaries
Schedule II — Valuation and Qualifying Accounts
The roll forward of valuation accounts were as follows:

	(Dollars in thousands)
	Balance at	Charged to			Balance at
	Beginning of	Costs and			End of
Description	Period	Expenses	Deductions		Period

Allowance for doubtful accounts:
Year ended December 31, 2009	$1,680	$1,851	$(2,190	)(1)	$1,341
Year ended December 31, 2008	1,376	1,461	(1,157	)(1)	1,680
Year ended December 31, 2007	1,332	928	(884	)(1)	1,376

Allowance for excess and obsolete inventory:
Year ended December 31, 2009	$10,067	$1,994	$(1,150	)(2)	$10,911
Year ended December 31, 2008	10,024	2,486	(2,443	)(2)	10,067
Year ended December 31, 2007	9,233	2,455	(1,664	)(2)	10,024

Valuation allowance for deferred tax assets:
Year ended December 31, 2009	$2,854	$(536)	$(574	)(3)	$1,744
Year ended December 31, 2008	3,337	(483)	—		2,854
Year ended December 31, 2007	1,318	2,763	(744	)(3)	3,337

(1)	Uncollected receivables written off, net of recoveries and translation adjustment.

(2)	Disposal of excess and obsolete inventory and translation adjustment.

(3)	Capital loss carryforward written off.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that (i) the information relating to Lawson, including our consolidated subsidiaries, required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, for Lawson Products, Inc. and subsidiaries (the “Company”). This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, projection of any evaluation of the effectiveness of internal control over financial reporting to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009. The Company’s independent registered public accounting firm, Ernst & Young LLP, has audited and issued a report on the Company’s internal controls over financial reporting as set forth in this annual report.
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
Lawson Products, Inc.
We have audited Lawson Products, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO” criteria). Lawson Products, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In our opinion, Lawson Products, Inc. maintained in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lawson Products, Inc. as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated February 25, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Chicago, Illinois
February 25, 2010

ITEM 9B.	OTHER INFORMATION.
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
a. Directors
The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2010, under the caption “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.
b. Executive Officers
The information required by this Item is set forth under the caption Item 1 — Business under “Executive Officers of the Registrant.”
c. Audit Committee
Information on the Company’s Audit Committee is contained under the caption “Board of Directors Meetings and Committees” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2010, which is incorporated herein by reference.
The Board of Directors has determined that Thomas Postek, member of the Audit Committee of the Board of Directors, qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, and that Mr. Postek is “independent” as the term is defined in the listing standards of the NASDAQ Global Select Market.
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
The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2010, under the caption “Remuneration of Executive Officers,” which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2010 under the caption “Securities Beneficially Owned by Principal Stockholders and Management” which information is incorporated herein by reference.
Equity Compensation Plan Information
The following table provides information as of December 31, 2009 regarding the number of shares of common stock that were available for issuance under the Company’s equity compensation plans.

Number of securities
	Number of securities		Weighted-average		remaining available for future
	to be issued upon		exercise price of		issuance under equity
	exercise of		outstanding		compensation plans
	outstanding options,		options, warrants		(excluding securities reflected
Plan category	warrants and rights		and rights		in the first column)

Equity compensation plans approved by security holders	43,400	*	$23.56	**	459,600

Equity compensation plans not approved by security holders	—		—		—

Total	43,400	*	$23.56	**	459,600

*	Includes common stock to cover conversion of 40,400 restricted stock awards and 3,000 stock options.

**	Exercise price of 3,000 stock options outstanding on December 31, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2010 under the caption “Election of Directors” and “Certain Relationships and Related Transactions” which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required under this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2010 under the caption “Fees Paid to Independent Auditors” which information is incorporated herein by reference.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	(1)	See Index to Financial Statements in Item 8 on page 25.

	(2)	See Schedule II in Item 8 on page 47.

	(3)	See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAWSON PRODUCTS, INC.
By:	/s/ Thomas J. Neri
Thomas J. Neri
President, Chief Executive Officer and Director (principal executive officer) Date: February 25, 2010

By:	/s/ Ronald J. Knutson
Ronald J. Knutson
Senior Vice President and Chief Financial Officer (principal financial and accounting officer) Date: February 25, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below this 25th day of February, 2010, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Thomas J. Neri	President, Chief Executive Officer and Director

Thomas J. Neri	(principal executive officer)

/s/ Ronald B. Port	Chairman of the Board

Ronald B. Port

/s/ Andrew B. Albert	Director

Andrew B. Albert

/s/ I. Steven Edelson	Director

I. Steven Edelson

/s/ James S. Errant	Director

James S. Errant

/s/ Lee S. Hillman	Director

Lee S. Hillman

/s/ Thomas S. Postek	Director

Thomas S. Postek

/s/ Robert G. Rettig	Director

Robert G. Rettig

/s/ Wilma J. Smelcer	Director

Wilma J. Smelcer

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit
3.1		Certificate of Incorporation of the Company, as amended, incorporated herein by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

3.2		Amended and Restated By-laws of the Company, incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 15, 2008.

3.3		Amended and Restated By-laws of the Company, incorporated herein by reference to the Company’s Current Report on Form 8-K dated October 20, 2009.

10.1	*	Lawson Products, Inc. Incentive Stock Plan, incorporated herein by reference to Appendix A to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on May 11, 1999.

10.2	*	Amended and Restated Executive Deferral Plan, incorporated herein by reference from Exhibit 10(c)(7) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

10.3	*	Lawson Products, Inc. Stock Performance Plan, incorporated herein by reference from Exhibit 10(c)(8) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

10.4	*	Lawson Products, Inc. Long-Term Capital Accumulation Plan, incorporated herein by reference from Exhibit 10(c)(10) to the Company’s Current Report on Form 8-K dated October 21, 2004.

10.5	*	Form of Shareholder Value Appreciation Rights Award Agreement, incorporated by reference to Exhibit 10(c)(14) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

10.6	*	Form Letter regarding Stock Performance Rights, incorporated by reference to Exhibit 10(c)(16) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

10.7	*
Executive Employment Agreement dated December 5, 2005 between the Company and Stewart Howley, incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10.8	*
Employment Agreement dated February 29, 2008 between the Company and Harry Dochelli, incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10.9	*	Lawson Products, Inc. Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 13, 2008.

10.10	*
Executive Services Agreement dated June 23, 2008 between the Company and Tatum, LLC, incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10.11
Deferred Prosecution Agreement, dated August 11, 2008 between the Company and the United States District Court, Northern District of Illinois Eastern Division, incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2008.

Exhibit
Number		Description of Exhibit
10.12	*	Form of Indemnification Agreement for Directors and Officers incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 15, 2008.

10.13
First Amended and Restated Credit Agreement dated November 7, 2008 between the Company and Bank of America, N.A. Successor by Merger to LaSalle Bank National Association, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 7, 2008.

10.14	*	Amendment No. 1 to Lawson Products, Inc. Long-Term Capital Accumulation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 12, 2009.

10.15	*	Form of Amended and Restated Award Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 12, 2009.

10.16	*
Amended and Restated Employment Agreement dated as of February 12, 2009 by and between the Company and Thomas Neri, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 12, 2009.

10.17	*
Amended and Restated Employment Agreement dated as of February 12, 2009 by and between the Company and Neil E. Jenkins, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated February 12, 2009.

10.18	*
Change in Control Agreement dated as of February 12, 2009 by and between the Company and Harry Dochelli, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated February 12, 2009.

10.19	*
Change in Control Agreement dated as of February 12, 2009 by and between the Company and Stewart Howley, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated February 12, 2009.

10.20		Amendment No. 1 to Deferred Prosecution Agreement dated July 31, 2009, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 31, 2009.

10.21
Credit Agreement dated as of August 21, 2009, by and among Lawson Products, Inc. and certain of its subsidiaries and The PrivateBank And Trust Company, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 21, 2009 and with all exhibits and schedules, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 29, 2010.

10.22
Consent, Waiver and First Amendment to the Credit Agreement dated December 31, 2009 between the Company and The PrivateBank And Trust Company, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 31, 2009.

10.23	*
Change in Control Agreement dated January 29, 2010 between the Company and Mr. Ronald Knutson, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 29, 2010.

10.24
Second Amendment to the Credit Agreement dated January 29, 2010 between the Company and The PrivateBank And Trust Company, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 29, 2010.

21		Subsidiaries of the Company.

23		Consent of Ernst & Young LLP.

Exhibit
Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management employment contracts or compensatory plans or arrangements.