Form 10-Q
period 2010-03-31
LAWSON PRODUCTS INC/NEW/DE/
filed 2010-04-29
CIK 703604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report under Section 13 OR 15(d) of the Securities Exchange Act of 1934
For quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock, $1 par value, as of April 23, 2010 was 8,522,001.

“Safe Harbor” Statement under the Securities Litigation Reform Act of 1995:
This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms “may,” “should,” “could,” “anticipate,” “believe,” “continues,” “estimate,” “expect,” “intend,” “objective,” “plan,” “potential,” “project” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions or beliefs and are subject to a number of factors, assumptions and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include the effect of general economic and market conditions; increases in commodity prices; work stoppages and other disruptions at transportation centers or shipping ports; disruptions of the Company’s information and communication systems; competition and competitive pricing pressures; changes in customer demand; the influence of controlling stockholders; the inability of management to successfully implement strategic initiatives and, all of the factors discussed in the Company’s “Risk Factors” set forth in its Annual Report on Form 10-K for the year ended December 31, 2009 and in this Quarterly Report on Form 10-Q.
The Company undertakes no obligation to update any such factor or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events or otherwise.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
Lawson Products, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$8,831	$8,787
Accounts receivable, less allowance for doubtful accounts	44,091	39,804
Inventories	75,101	73,696
Miscellaneous receivables and prepaid expenses	12,524	10,423
Deferred income taxes	4,035	4,819
Property held for sale	—	332
Discontinued assets	485	459

Total current assets	145,067	138,320

Property, plant and equipment, less accumulated depreciation and amortization	41,622	40,576

Cash value of life insurance	17,089	17,021
Deferred income taxes	12,858	15,249
Goodwill	28,185	27,957
Other assets	2,525	2,524

Total assets	$247,346	$241,647

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$29,723	$19,968
Settlement payable	10,000	10,000
Accrued expenses and other liabilities	28,924	33,272

Total current liabilities	68,647	63,240

Security bonus plan	25,810	25,931
Deferred compensation	10,988	10,374
Other	3,025	5,456

	39,823	41,761

Stockholders’ equity:
Preferred stock, $1 par value:
Authorized — 500,000 shares, Issued and outstanding — None	—	—
Common stock, $1 par value:
Authorized — 35,000,000 shares, Issued and outstanding — 8,522,001 shares	8,522	8,522
Capital in excess of par value	4,837	4,780
Retained earnings	123,709	121,888
Accumulated other comprehensive income	1,808	1,456

Stockholders’ equity	138,876	136,646

Total liabilities and stockholders’ equity	$247,346	$241,647

See notes to condensed consolidated financial statements.

Lawson Products, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009

Net sales	$95,073	$99,381
Cost of goods sold	39,591	45,214

Gross profit	55,482	54,167

Operating (income) expenses:
Selling, general and administrative expenses	52,108	56,681
Loss (gain) on disposal of property, plant and equipment	(1,701)	411
Severance and other restructuring charges	475	6,041

Operating income (loss)	4,600	(8,966)

Other income	50	725
Interest expense	(85)	(74)

Income (loss) from continuing operations before income taxes	4,565	(8,315)

Income tax expense (benefit)	2,223	(2,396)

Income (loss) from continuing operations	2,342	(5,919)

Loss from discontinued operations, net of income taxes	(10)	(29)

Net income (loss)	$2,332	$(5,948)

Basic and diluted income (loss) per share of common stock:
Continuing operations	$0.27	$(0.70)
Discontinued operations	—	—

	$0.27	$(0.70)

Cash dividends declared per share of common stock	$0.06	$0.03

Basic and diluted weighted average shares outstanding:	8,522	8,522

See notes to condensed consolidated financial statements.

Lawson Products, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Three Months Ended March 31,
	2010	2009

Operating activities:
Net income (loss)	$2,332	$(5,948)
Loss from discontinued operations	10	29

Income (loss) from continuing operations	2,342	(5,919)

Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	1,515	1,864
Deferred income taxes	2,957	(569)
Loss (gain) from disposal of property, plant and equipment	(1,701)	411
Changes in operating assets and liabilities
Accounts receivable	(4,419)	4,499
Inventories	(1,255)	3,839
Prepaid expenses and other assets	(2,136)	(437)
Accounts payable and accrued expenses	2,645	(957)
Other	(1,053)	(1,038)

Net cash (used in) provided by operating activities	(1,105)	1,693

Investing activities:
Additions to property, plant and equipment	(299)	(1,150)
Proceeds from sale of property	2,027	—

Net cash used provided by (used in) investing activities	1,728	(1,150)

Financing activities:
Dividends paid	(511)	(1,704)
Net proceeds from revolving line of credit	—	5,350
Other	(32)	(178)

Net cash (used in) provided by financing activities	(543)	3,468

Discontinued operations:
Operating cash flows	(36)	(56)

Net cash used for discontinued operations	(36)	(56)

Increase in cash and cash equivalents	44	3,955

Cash and cash equivalents at beginning of period	8,787	4,300

Cash and cash equivalents at end of period	$8,831	$8,255

See notes to condensed consolidated financial statements.

Lawson Products, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 — Basis of Presentation and Summary of Significant Accounting Policies
The accompanying condensed consolidated financial statements of Lawson Products, Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all disclosures required by U.S. generally accepted accounting principles. Reference should be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The Condensed Consolidated Balance Sheet as of March 31, 2010, the Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2010 and 2009 and the Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2010 and 2009 are unaudited. In the opinion of the Company, all normal recurring adjustments have been made, that are necessary to present fairly the results of operations for the interim periods. Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
There have been no material changes in our significant accounting policies during the three months ended March 31, 2010 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2009. The Company has evaluated subsequent events through April 29, 2010, the filing date of this Form 10-Q, and has determined that there were no subsequent events to recognize or disclose in these financial statements.
Certain prior year amounts have been reclassified to conform to current year presentation.
Note 2 — Inventories
Components of inventories were as follows:

	(Amounts in thousands)
	March 31,	December 31,
	2010	2009
Finished goods	$83,584	$81,621
Work in progress	1,247	1,227
Raw materials	1,632	1,759

Total	86,463	84,607
Reserve for obsolete and excess inventory	(11,362)	(10,911)

	$75,101	$73,696

Note 3 — Severance Reserve
The table below shows the changes in the Company’s reserves for severance and related payments, included in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets as of March 31, 2010 and 2009:

	(Amounts in thousands)
	Three Months Ended March 31,
	2010	2009
Balance at beginning of year	$4,145	$6,111
Charged to earnings	480	5,989
Cash paid	(1,177)	(1,849)
Adjustment to prior reserve	(5)	—

Balance at end of the period	$3,443	$10,251

During the first quarter of 2009 the Company incurred a charge of $6.0 million reflecting a reduction of approximately 11% of the Company’s workforce in response to the onset of the economic recession.

Lawson Products, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 4 — Loss (Gain) on Disposal of Property, Plant and Equipment
In the first quarter of 2010, the Company received cash proceeds of $2.0 million from the sale of its Dallas, Texas distribution center, resulting in a gain of $1.7 million. The $0.4 million loss recorded in 2009 was due to a write-down in the value of equipment.
Note 5 — Stock Based Compensation
A benefit of $0.3 million and $0.7 million related to stock based compensation was included in selling, general and administrative expenses for the first quarters of 2010 and 2009, respectively. At March 31, 2010, the Company had 39,100 shares of unvested restricted stock awards outstanding and 375,150 Stock Performance Rights (“SPRs”) outstanding with a weighted average exercise price of $28.47. The fair value of outstanding SPRs was remeasured on March 31, 2010 using the Black-Scholes valuation model. This model requires the input of the following subjective assumptions that may have a significant impact on the fair value estimate:

Expected volatility	47.5% to 89.6%
Risk-free interest rate	0.2% to 2.5%
Expected term (in years)	0.4 to 4.9
Expected annual dividend	$0.24
Note 6 — Income Tax Expense (Benefit)
Income tax as a percentage of pre-tax income (loss) for the three months ended March 31, 2010 was 48.7% compared to 28.8% for the three months ended March 31, 2009. The primary reason for the lower tax rate in 2009 was due to non-deductible expenses, which reduced the effective tax rate on loss.
At March 31, 2010, the Company had $1.1 million in unrecognized tax benefits, the recognition of which would have a favorable effect on the effective tax rate. Due to the uncertainty of both timing and resolution of income tax examinations, the Company is unable to determine whether any amounts included in the March 31, 2010 balance of unrecognized tax benefits represent tax positions that could significantly change during the next twelve months. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense (benefit).
The Company and its subsidiaries are subject to U.S. Federal income tax as well as income tax of multiple state and international jurisdictions. As of March 31, 2010, the Company is subject to U.S. Federal and non-U.S. income tax examinations for the years 2006 through 2008.
Note 7 — Earnings Per Share
Restricted stock awards outstanding for the three months ended March 31, 2010 and stock options outstanding for the three months ended March 31, 2010 and 2009 would have been anti-dilutive and therefore were excluded from the computation of diluted earnings per share. Both basic and diluted earnings (loss) per share were $0.27 and $(0.70) for the three months ended March 31, 2010 and 2009, respectively.

Lawson Products, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 8 — Comprehensive Income (Loss)
Components of comprehensive income (loss) for the three months ended March 31, 2010 and 2009 are as follows:

	(Amounts in thousands)
	Three Months Ended March 31,
	2010	2009
Net income (loss)	$2,332	$(5,948)
Foreign currency translation adjustment	352	489

Comprehensive income (loss)	$2,684	$(5,459)

Note 9 — Segment Reporting
The Company’s operating units have been aggregated into two reportable segments: MRO and OEM. The Company’s MRO segment is a distributor of products and services to the industrial, commercial, institutional, and governmental maintenance repair and operations marketplace. The Company’s OEM segment manufactures and distributes production and specialized component parts to the original equipment marketplace. The Company’s two reportable segments are distinguished by the nature of products distributed and sold, types of customers and manner of servicing them. The Company evaluates performance and allocates resources to reportable segments primarily based on operating income.
The following table presents summary financial information for the Company’s reportable segments:

	(Amounts in thousands)
	Three Months Ended March 31,
	2010	2009
Net sales
MRO	$79,616	$82,819
OEM	15,457	16,562

Consolidated total	$95,073	$99,381

Operating income (loss)
MRO	$3,172	$(1,002)
OEM	202	(1,512)
Gain (loss) from disposal of property, plant and equipment	1,701	(411)
Severance and other restructuring charges	(475)	(6,041)

Consolidated total	4,600	(8,966)

Other income	50	725
Interest expense	(85)	(74)

Income (loss) from continuing operations before income taxes	$4,565	$(8,315)

Note 10 — Non-Cash Transaction
During the first quarter of 2010, the Company purchased $2.1 million of property, plant and equipment that was financed through accounts payable. The cash was subsequently paid in April 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table presents a summary of our financial performance for the first quarter of 2010 and 2009:

	2010		2009
		% of		% of
	Amount	Net Sales	Amount	Net Sales

Net sales
MRO	$79,616	83.7%	$82,819	83.3%
OEM	15,457	16.3	16,562	16.7

Consolidated total	$95,073	100.0	$99,381	100.0

Gross profit
MRO	$51,748	65.0%	$51,565	62.3%
OEM	3,734	24.2	2,602	15.7

Consolidated total	55,482	58.4	54,167	54.5

Operating expenses:
Selling, general and administrative expenses	52,108	54.8	56,681	57.0
Loss (gain) on disposal of property	(1,701)	(1.7)	411	0.4
Severance and other charges	475	0.5	6,041	6.1

Operating income (loss)	4,600	4.8	(8,966)	(9.0)
Other, net	(35)	—	651	0.6

Income (loss) from continuing operations before income tax expense	4,565	4.8	(8,315)	(8.4)
Income tax (benefit) expense	2,223	(2.0)	(2,396)	(2.4)

Income (loss) from continuing operations	$2,342	2.8%	$(5,919)	(6.0)%

Net Sales
Net sales for the first quarter of 2010 decreased 4.3% to $95.1 million, from $99.4 million in the first quarter of 2009 and increased 6.5% compared to net sales of $89.3 million for the fourth quarter of 2009.
MRO net sales decreased $3.2 million or 3.9% in the first quarter of 2010, to $79.6 million from $82.8 million in the prior year period. OEM net sales decreased $1.1 million or 6.7% in the first quarter of 2010, to $15.5 million from $16.6 million in the prior year period.
Gross Profit
Gross profit increased $1.3 million in the first quarter of 2010, to $55.5 million from $54.2 million in the prior year period. The gross profit margin for the first quarter of 2010 increased to 58.4%, 3.9 percentage points higher than the 54.5% achieved in the first quarter of 2009. Although the gross profit margin improved significantly from the prior year period, it is comparable to the 57.5% gross margin realized in the fourth quarter of 2009.
MRO gross profit increased slightly to $51.7 million from $51.6 million in the prior year period. MRO gross profit as a percent of net sales increased 2.7 percentage points to 65.0% for the first quarter of 2010 from 62.3% in the first quarter of 2009 and was 0.8 percentage points better than the 64.2% gross margin realized in the fourth quarter of 2009. The first quarter of 2009 MRO gross margin was negatively affected by a $1.5 million increase in excess and obsolete inventory reserve, as forecasts of future sales were reduced.

OEM gross profit increased $1.1 million in the first quarter of 2010, to $3.7 million from $2.6 million in the prior year period. Gross profit as a percent of net sales increased to 24.2% for the first quarter of 2010, 8.5 percentage points higher than 15.7% achieved in the first quarter of 2009. The improved margin was due primarily to renegotiating customer contracts to provide an acceptable rate of return and not renewing contracts with low rates of return.
Selling, General and Administrative Expenses (“SG&A”)
SG&A expenses were $52.1 million or 54.8% of net sales and $56.7 million or 57.0% of net sales for the quarters ended March 31, 2010 and 2009, respectively. SG&A as a percent of net sales decreased 2.2 percentage points in the first quarter of 2010 compared to the first quarter of 2009 as we realized certain efficiencies from steps taken in 2009 to streamline our cost structure.
Loss (Gain) on Disposal of Property, Plant and Equipment
In the first quarter of 2010, we received cash proceeds of $2.0 million from the sale of our Dallas, Texas distribution center, resulting in a gain of $1.7 million. The $0.4 million loss recorded in 2009 was due to a write-down in the value of equipment.
Severance and Other Restructuring Charges
Severance expense was $0.5 million and $6.0 million in the first quarter of 2010 and 2009, respectively. During the first quarter of 2009, primarily in response to the economic recession, we reduced the size our work force across the organization by approximately 150 employees.
Income Tax Expense (Benefit)
Income tax expense of $2.2 million was recorded based on pre-tax income of $4.6 million for the three months ended March 31, 2010, resulting in an effective tax rate of 48.7%. For the three months ended March 31, 2009, the Company recorded $2.4 million income tax benefit, based on a pre-tax loss from continuing operations of $8.3 million, resulting in an effective tax rate of 28.8%. The primary reason for the lower tax rate in 2009 was due to non-deductible expenses, which reduced the effective tax rate on the loss.

Liquidity and Capital Resources
Cash on hand remained relatively unchanged at $8.8 million from December 31, 2009 through March 31, 2010 and we continued to have no borrowings outstanding on our revolving line of credit. Working capital, including cash and cash equivalents, at March 31, 2010, increased to $76.4 million as compared to $75.1 million at December 31, 2009.
Net cash used in continuing operations was $1.1 million for the first three months of 2010 compared to $1.7 million provided by continuing operations in the first three months of 2009. In 2010, accounts receivable and inventory increased $4.4 million and $1.3 million, respectively, as a result of increased sales in the first quarter of 2010 compared to the fourth quarter of 2009. Cash provided from operations in the first quarter of 2009 reflected a lower operating profit offset by a decrease in accounts receivable and lower inventory levels.
Cash flows from investing activities in the first quarter of 2010 benefited from the receipt of $2.0 million from the sale of our Dallas, Texas distribution center. Capital expenditures were $0.3 million for the first three months of 2010 compared to $1.2 million in 2009. During the first quarter of 2010, we selected our Enterprise Resource Planning (“ERP”) system provider and we anticipate that the total cost, including hardware, software, data conversion and other implementation expenditures, will range from $15 million to $20 million and will commence in the second quarter of 2010 and continue through 2011.
Net cash used to support financing activities in the first three months of 2010 was $0.5 million compared to $3.5 million provided by financing activities in the first three months of 2009. The $4.0 change was primarily due to net borrowings of $5.3 million on our revolving line of credit in the first quarter of 2009 partially offset by a lower dividend payment of $0.06 per share in the first quarter of 2010 compared to the dividend payment of $0.20 per share in 2009.
We announced a cash dividend of $.06 per common share in the first quarter of 2010 to be paid in April 2010, compared to the cash dividend of $.03 per share announced in the first quarter of 2009 that was paid in April 2009.
At March 31, 2010 we were in compliance with all covenants related to our revolving line of credit as detailed below:

Covenant	Requirement	Actual
Minimum EBITDA, as defined in the amended Credit Agreement	$9.5 million	$17.6 million
Cash plus accounts receivable and inventory to debt ratio	1.75:1.00	40.20:1.00
Minimum tangible net worth	$55.0 million	$78.4 million
We believe that cash provided by operations and our $55.0 million revolving line of credit will be sufficient to fund our operating requirements, ERP implementation, capital improvements and other commitments and obligations for the upcoming fiscal year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk at March 31, 2010 from that reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that (i) the information relating to Lawson, including our consolidated subsidiaries, required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II
OTHER INFORMATION
ITEMS 1, 1A, 2, 3 and 5 of Part II are inapplicable and have been omitted from this report.
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

LAWSON PRODUCTS, INC. (Registrant)
Dated April 29, 2010	/s/ Thomas J. Neri
Thomas J. Neri
President and Chief Executive Officer (principal executive officer)

Dated April 29, 2010	/s/ Ronald J. Knutson
Ronald J. Knutson
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)