Form 10-Q
period 2010-06-30
LAWSON PRODUCTS INC/NEW/DE/
filed 2010-07-28
CIK 703604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report under Section 13 OR 15(d) of the Securities Exchange Act of 1934

For quarterly period ended June 30, 2010
or

☐	Transition Report under Section 13 OR 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file Number: 0-10546
LAWSON PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-2229304 (I.R.S. Employer Identification No.)

1666 East Touhy Avenue, Des Plaines, Illinois (Address of principal executive offices)	60018 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock, $1 par value, as of July 24, 2010 was 8,522,001.

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

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
Lawson Products, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$8,616	$8,787
Accounts receivable, less allowance for doubtful accounts	46,372	39,804
Inventories	75,067	73,696
Miscellaneous receivables and prepaid expenses	11,567	10,423
Deferred income taxes	3,896	4,819
Property held for sale	—	332
Discontinued assets	464	459

Total current assets	145,982	138,320

Property, plant and equipment, less accumulated depreciation and amortization	40,961	40,576

Cash value of life insurance	17,040	17,021
Deferred income taxes	12,977	15,249
Goodwill	27,875	27,957
Other assets	2,490	2,524

Total assets	$247,325	$241,647

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$23,233	$19,968
Settlement payable	10,000	10,000
Accrued expenses and other liabilities	29,857	33,272

Total current liabilities	63,090	63,240

Revolving line of credit	5,150	—
Security bonus plan	25,799	25,931
Deferred compensation	10,946	10,374
Other	2,654	5,456

	44,549	41,761

Stockholders’ equity:
Preferred stock, $1 par value:
Authorized — 500,000 shares, Issued and outstanding — None	—	—
Common stock, $1 par value:
Authorized — 35,000,000 shares, Issued and outstanding — 8,522,001 shares	8,522	8,522
Capital in excess of par value	4,951	4,780
Retained earnings	124,884	121,888
Accumulated other comprehensive income	1,329	1,456

Stockholders’ equity	139,686	136,646

Total liabilities and stockholders’ equity	$247,325	$241,647

See notes to condensed consolidated financial statements.

Lawson Products, Inc.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net sales	$101,623	$95,033	$196,696	$194,414
Cost of goods sold	42,993	39,164	82,584	84,378

Gross profit	58,630	55,869	114,112	110,036

Operating expenses:
Selling, general and administrative expenses	54,144	52,932	106,252	109,613
Severance and other restructuring charges (benefits)	1,224	(94)	1,699	5,947
Loss (gain) on disposal of property, plant and equipment	—	(395)	(1,701)	16

Operating income (loss)	3,262	3,426	7,862	(5,540)

Other income	52	51	102	776
Interest expense	(196)	(268)	(281)	(342)

Income (loss) from continuing operations before income taxes	3,118	3,209	7,683	(5,106)

Income tax expense (benefit)	1,344	1,313	3,567	(1,083)

Income (loss) from continuing operations	1,774	1,896	4,116	(4,023)

Loss from discontinued operations, net of income taxes	(87)	(49)	(97)	(78)

Net income (loss)	$1,687	$1,847	$4,019	$(4,101)

Basic and diluted income (loss) per share of common stock:
Continuing operations	$0.21	$0.22	$0.48	$(0.47)
Discontinued operations	(0.01)	—	(0.01)	(0.01)

	$0.20	$0.22	$0.47	$(0.48)

Basic weighted average shares outstanding	8,522	8,522	8,522	8,522
Dilutive effect of stock based compensation	7	—	4	—

Diluted weighted average shares outstanding	8,529	8,522	8,526	8,522

Cash dividends declared per share of common stock	$0.06	$0.03	$0.12	$0.06

See notes to condensed consolidated financial statements.

Lawson Products, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2010	2009

Operating activities:
Net income (loss)	$4,019	$(4,101)
Loss from discontinued operations	97	78

Income (loss) from continuing operations	4,116	(4,023)

Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation and amortization	3,003	3,679
Deferred income taxes	3,271	2,294
Loss (gain) from disposal of property, plant and equipment	(1,701)	16
Changes in operating assets and liabilities
Accounts receivable	(7,146)	4,659
Inventories	(1,434)	6,880
Prepaid expenses and other assets	(1,132)	1,885
Accounts payable and accrued expenses	424	2,402
Other	(1,462)	(1,189)

Net cash (used in) provided by operating activities	(2,061)	16,603

Investing activities:
Additions to property, plant and equipment	(3,619)	(1,996)
Proceeds from sale of property	2,027	2,179

Net cash (used in) provided by investing activities	(1,592)	183

Financing activities:
Net proceeds from (payments to) revolving line of credit	5,150	(7,700)
Dividends paid	(1,534)	(1,960)
Other	(32)	(238)

Net cash provided by (used in) financing activities	3,584	(9,898)

Discontinued operations:
Operating cash flows	(102)	(220)

Net cash used for discontinued operations	(102)	(220)

Increase (decrease) in cash and cash equivalents	(171)	6,668

Cash and cash equivalents at beginning of period	8,787	4,300

Cash and cash equivalents at end of period	$8,616	$10,968

See notes to condensed consolidated financial statements.

Lawson Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 — Basis of Presentation and Summary of Significant Accounting Policies
The accompanying condensed consolidated financial statements of Lawson Products, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The Condensed Consolidated Balance Sheet as of June 30, 2010, the Condensed Consolidated Statements of Operations for the three-month and six-month periods ended June 30, 2010 and 2009 and the Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2010 and 2009 are unaudited. In the opinion of the Company, all normal recurring adjustments have been made, that are necessary to present fairly the results of operations for the interim periods. Operating results for the three and six-month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
There have been no material changes in our significant accounting policies during the six months ended June 30, 2010 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2009. The Company has evaluated subsequent events through July 28, 2010, the filing date of this Form 10-Q, and has determined that there were no subsequent events to recognize or disclose in these financial statements.
Certain prior year amounts have been reclassified to conform to current year presentation.
Note 2 — Inventories
Components of inventories were as follows:

	(Amounts in thousands)
	June 30,	December 31,
	2010	2009
Finished goods	$82,274	$81,621
Work in progress	1,144	1,227
Raw materials	1,616	1,759

Total	85,034	84,607
Reserve for obsolete and excess inventory	(9,967)	(10,911)

	$75,067	$73,696

Note 3 —Severance Reserve
The table below shows the changes in the Company’s reserve for severance and related payments, included in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets as of June 30, 2010 and 2009:

	(Amounts in thousands)
	Six Months Ended June 30,
	2010	2009
Balance at beginning of year	$4,145	$6,111
Charged to earnings	1,732	6,033
Cash paid	(2,673)	(4,651)
Adjustment to prior reserve	(33)	(165)

Balance at end of the period	$3,171	$7,328

Lawson Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 4 — Loss (Gain) on Disposal of Property, Plant and Equipment
In the first half of 2010, the Company received cash proceeds of $2.0 million from the sale of its Dallas, Texas distribution center, resulting in a gain of $1.7 million.
Note 5 — Stock Based Compensation
During the second quarter of 2010 the Company issued 35,692 of restricted stock awards with a vesting period of either one or three years. Each restricted stock award can be exchanged for the Company’s common stock on the vesting date. The Company issued 30,944 restricted stock units with a vesting period of one year. Each restricted stock unit can be exchanged for either the Company’s common stock or the equivalent value in cash on the vesting date. The Company had 72,892 unvested restricted stock awards and 30,944 unvested restricted stock units outstanding at June 30, 2010.
Activity related to the Company’s Stock Performance Rights (“SPRs”) during the six months ended June 30, 2010 was as follows:

		Weighted
	Number	Average
	of SPRs	Exercise Price

Outstanding on December 31, 2009	388,300	$28.31
Granted	2,600	14.04
Cancelled	(20,450)	22.80

Outstanding on June 30, 2010	370,450	28.51

The fair value of the outstanding SPRs was remeasured on June 30, 2010 using the Black-Scholes valuation model. This model requires the input of the following subjective assumptions that may have a significant impact on the fair value estimate:

Expected volatility	51.1% to 92.2%
Risk-free interest rate	0.2% to 1.7%
Expected remaining term (in years)	0.2 to 4.7
Expected annual dividend	$0.24
Compensation expense for outstanding stock based compensation of $0.5 million and $0.3 million was recorded in “Selling, general and administrative expenses” in the second quarters of 2010 and 2009, respectively. The Company recorded stock based compensation expense of $0.2 million during the first six months of 2010 and a stock based compensation benefit of $0.4 million during the first six months of 2009.
Note 6 — Income Tax Expense (Benefit)
Income tax as a percentage of pre-tax income (loss) for the three and six months ended June 30, 2010 was 43.1% and 46.4%, respectively, compared to 40.9% and 21.2% for the three and six months ended June 30, 2009. The primary reason for the lower tax rate in the first half of 2009 was due to state tax expense and non-deductible expenses, which reduced the effective tax rate on the loss.
At June 30, 2010, the Company had $1.1 million in unrecognized tax benefits, the recognition of which would have a favorable effect on the effective tax rate. Due to the uncertainty of both timing and resolution of income tax examinations, the Company is unable to determine whether any amounts included in the June 30, 2010 balance of unrecognized tax benefits represent tax positions that could significantly change during the next twelve months. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense (benefit).

Lawson Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company and its subsidiaries are subject to U.S. Federal income tax as well as income tax of multiple state and international jurisdictions. As of June 30, 2010, the Company is subject to U.S. Federal income tax examinations for 2006 and non-U.S. income tax examinations for the years 2005 through 2009.
Note 7 — Comprehensive Income (loss)
Components of comprehensive income (loss) for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income (loss)	$1,687	$1,847	$4,019	$(4,101)
Foreign currency translation adjustment	(479)	701	(127)	1,190

Comprehensive income (loss)	$1,208	$2,548	$3,892	$(2,911)

Note 8 — Segment Reporting
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
The following table presents summary financial information for the Company’s reportable segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net sales
MRO	$84,738	$80,570	$164,354	$163,389
OEM	16,885	14,463	32,342	31,025

Consolidated total	$101,623	$95,033	$196,696	$194,414

Operating income (loss)
MRO	$4,117	$3,841	$7,289	$2,839
OEM	369	(904)	571	(2,416)
Severance and other restructuring (charges) benefits	(1,224)	94	(1,699)	(5,947)
Gain (loss) from disposal of property, plant and equipment	—	395	1,701	(16)

Consolidated total	$3,262	$3,426	$7,862	$(5,540)

Other income	52	51	102	776
Interest expense	(196)	(268)	(281)	(342)

Income (loss) from continuing operations before income taxes	$3,118	$3,209	$7,683	$(5,106)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Quarter ended June 30, 2010 compared to Quarter ended June 30, 2009
The following table presents a summary of our financial performance for the three months ended June 30, 2010 and 2009:

	2010		2009
		% of		% of
($ in thousands)	Amount	Net Sales	Amount	Net Sales

Net sales
MRO	$84,738	83.4%	$80,570	84.8%
OEM	16,885	16.6	14,463	15.2

Consolidated total	$101,623	100.0%	$95,033	100.0%

Gross profit
MRO	$54,512	64.3%	$53,211	66.0%
OEM	4,118	24.4	2,658	18.4

Consolidated total	58,630	57.7	55,869	58.8

Operating expenses:
Selling, general and administrative expenses	54,144	53.3	52,932	55.7
Severance and other restructuring charges (benefits)	1,224	1.2	(94)	(0.1)
Gain on disposal of property, plant and equipment	—	—	(395)	(0.4)

Operating income	3,262	3.2	3,426	3.6
Other, net	(144)	(0.1)	(217)	(0.2)

Income from continuing operations before income tax expense	3,118	3.1	3,209	3.4
Income tax expense	1,344	1.4	1,313	1.4

Income from continuing operations	$1,774	1.7%	$1,896	2.0%

Net Sales
Net sales for the second quarter of 2010 increased 6.9% to $101.6 million, from $95.0 million in the second quarter of 2009, primarily reflecting a stabilization of the economy and continued growth with our strategic, governmental and automotive customers.
MRO net sales increased 5.2% in the second quarter of 2010, to $84.7 million from $80.6 million in the prior year period. OEM net sales increased $2.4 million or 16.7% in the second quarter of 2010, to $16.9 million from $14.5 million in the prior year period.
Gross Profit
Gross profit increased $2.8 million in the second quarter of 2010, to $58.6 million from $55.9 million in the prior year period. The gross profit margin for the second quarter of 2010 decreased to 57.7%, 1.1 percentage points less than the 58.8% achieved in the second quarter of 2009 primarily due to a change in the sales mix which included a larger proportion of lower margin OEM business compared to the prior year quarter along with a decline in the MRO gross margin percentage as a result of customer mix.

MRO gross profit increased to $54.5 million from $53.2 million in the prior year period. MRO gross profit as a percent of net sales decreased 1.7 percentage points to 64.3% for the second quarter of 2010 from 66.0% in the second quarter of 2009. The decline was primarily driven by a change in the customer mix including higher volume customers that return slightly lower margins as a percentage of total sales.
OEM gross profit increased to $4.1 million in the second quarter of 2010 from $2.7 million in the prior year period. Gross profit as a percent of net sales increased to 24.4% for the second quarter of 2010, 6.0 percentage points higher than 18.4% achieved in the second quarter of 2009. The improved margin was due primarily to renegotiating customer contracts to provide a higher rate of return and not renewing contracts with low rates of return.
Selling, General and Administrative Expenses (“SG&A”)
SG&A expenses increased $1.2 million in the second quarter of 2010 to $54.1 million from $52.9 million in 2009, primarily due to expenses to support the increased sales. Additionally, the Company incurred ERP implementation expenses of $0.6 million for the 2010 second quarter. SG&A as a percent of net sales decreased 2.4 percentage points to 53.3% in the second quarter of 2010 compared to 55.7% in the second quarter of 2009 as we realized certain efficiencies from the streamlining of our cost structure, including the closure of our Dallas and Charlotte distribution centers in 2009.
Severance and Other Restructuring Charges (Benefits)
Severance expense was $1.2 million in the second quarter of 2010 compared to a $0.1 million net benefit recorded in the second quarter of 2009. A realignment of some of our managerial operating responsibilities during the second quarter of 2010 resulted in the elimination of certain positions.
Gain on Disposal of Property, Plant and Equipment
In the second quarter of 2009, we received cash proceeds of $2.2 million from the sale of our Charlotte, North Carolina distribution center, resulting in a gain of $0.4 million.
Income Tax Expense
Income tax expense of $1.3 million was recorded based on pre-tax income of $3.1 million for the three months ended June 30, 2010, resulting in an effective tax rate of 43.1%. For the three months ended June 30, 2009, we recorded income tax of $1.3 million based on pre-tax income of $3.2 million, resulting in an effective tax rate of 40.9%. The primary reason for the higher tax rate in 2010 was due to higher non-deductible expenses, which increased the effective tax rate.
Net Income
We reported net income of $1.7 million or $0.20 per share in the second quarter of 2010. The 2010 net income was driven by increased sales and cost savings initiatives offset by pre-tax $0.6 million expense related to our ERP implementation and $1.2 million related to severance costs. The second quarter of 2009 net income of $1.8 million or $0.22 per share benefited from the $0.4 million gain on sale of the Charlotte distribution center.

Six Months ended June 30, 2010 compared to Six Months ended June 30, 2009
The following table presents a summary of our financial performance for the six months ended June 30, 2010 and 2009:

	2010		2009
		% of		% of
($ in thousands)	Amount	Net Sales	Amount	Net Sales

Net sales
MRO	$164,354	83.6%	$163,389	84.0%
OEM	32,342	16.4	31,025	16.0

Consolidated total	$196,696	100.0%	$194,414	100.0%

Gross profit
MRO	$106,260	64.7%	$104,776	64.1%
OEM	7,852	24.3	5,260	17.0

Consolidated total	114,112	58.0	110,036	56.6

Operating expenses:
Selling, general and administrative expenses	106,252	54.0	109,613	56.4
Severance and other restructuring charges	1,699	0.9	5,947	3.0
Loss (gain) on disposal of property, plant and equipment	(1,701)	(0.9)	16	—

Operating income (loss)	7,862	4.0	(5,540)	(2.8)
Other, net	(179)	(0.1)	434	0.2

Income (loss) from continuing operations before income tax expense	7,683	3.9	(5,106)	(2.6)
Income tax expense (benefit)	3,567	1.8	(1,083)	(0.5)

Income (loss) from continuing operations	$4,116	2.1%	$(4,023)	(2.1)%

Net Sales
Net sales for the first half of 2010 increased 1.2% to $196.7 million, from $194.4 million in the first half of 2009. MRO net sales increased $1.0 million or 0.6% in the first half of 2010, to $164.4 million from $163.4 million in the prior year period. OEM net sales increased $1.3 million or 4.2% in the first six months of 2010, to $32.3 million from $31.0 million in the prior year period.
Gross Profit
Gross profit increased $4.1 million in the first six months of 2010, to $114.1 million from $110.0 million in the prior year period. Gross profit as a percent of net sales increased to 58.0% in the first six months of 2010, 1.4 percentage points higher than the 56.6% achieved in the first six months of 2009.
MRO gross profit increased to $106.3 million from $104.8 million in the prior year period. MRO gross profit as a percent of net sales increased 0.6 percentage points to 64.7% for the first six months of 2010 from 64.1% in the first six months of 2009.
OEM gross profit increased $2.6 million in the first half of 2010, to $7.9 million from $5.3 million in the prior year period. Gross profit as a percent of net sales increased to 24.3% for the first half of 2010, 7.3 percentage points higher than 17.0% achieved in the first half of 2009. The improved margin was due primarily to renegotiating customer contracts to provide a higher rate of return and not renewing contracts with low rates of return.

Selling, General and Administrative Expenses (“SG&A”)
SG&A expenses were $106.3 million or 54.0% of net sales and $109.6 million or 56.4% of net sales for the six months ended June 30, 2010 and 2009, respectively. SG&A as a percent of net sales improved 2.4 percentage points in the first half of 2010 compared to the first half of 2009 as we realized certain efficiencies from the streamlining of our cost structure, including the closure of our Dallas and Charlotte distribution centers in 2009.
Severance and Other Restructuring Charges
Severance expense was $1.7 million and $5.9 million in the first half of 2010 and 2009, respectively. A realignment of some of our managerial operating responsibilities during the first half of 2010 resulted in the elimination of certain positions. During the first half of 2009, primarily in response to the economic recession, we reduced the size of our work force across the organization by approximately 150 employees.
Loss (Gain) on Disposal of Property, Plant and Equipment
In the first half of 2010, we received cash proceeds of $2.0 million from the sale of our Dallas, Texas distribution center, resulting in a gain of $1.7 million. In 2009, a $0.4 million gain from the sale of the Company’s Charlotte, North Carolina distribution center was offset by a $0.4 million write-down in the value of equipment.
Income Tax Expense (Benefit)
Income tax expense of $3.6 million was recorded based on pre-tax income of $7.7 million for the six months ended June 30, 2010, resulting in an effective tax rate of 46.4%. For the six months ended June 30, 2009, the Company recorded $1.1 million income tax benefit, based on a pre-tax loss from continuing operations of $5.1 million, resulting in an effective tax rate of 21.2%. The primary reason for the lower tax rate in 2009 was due to state income taxes and non-deductible expenses, which reduced the effective tax rate on the loss.
Net Income
We reported net income of $4.0 million or $0.47 per share in the first six months of 2010. The 2010 net income was driven by improved gross profit margins, a $1.7 million gain related to the sale of the Dallas distribution center and cost savings initiatives. These items were offset by pre-tax $0.6 million expense related to our ERP implementation and $1.7 million of severance costs. The first six months of 2009 net loss of $4.1 million or $0.48 per share loss was partially driven by $5.9 million of severance costs.

Liquidity and Capital Resources
Cash on hand was $8.6 million on June 30, 2010 compared to $8.8 million on December 31, 2009. We borrowed $5.2 million on our revolving line of credit during the first six months of 2010 primarily to support an increase in working capital along with cash expended on our Enterprise Resource Planning (“ERP”) system implementation.
Net cash used in continuing operations was $2.1 million for the first six months of 2010 compared to $16.6 million provided by continuing operations in the first six months of 2009. Increased net income in the first half of 2010 was more than offset by an increase in working capital. Accounts receivable increased $7.1 million as the increased sales had not yet been fully realized in cash on June 30, 2010. Additionally, $1.4 million was invested to increase inventory levels to support higher sales. Cash provided by operations in the first half of 2009 primarily reflected a decrease in accounts receivable and lower inventory levels.
Cash flows from investing activities in the first six months of 2010 and 2009 benefited from the receipt of $2.0 million and $2.2 million, respectively from the sale of our Dallas, Texas and Charlotte, North Carolina distribution centers. Capital expenditures, including $2.8 million related to the implementation of a new ERP system, were $3.6 million for the first six months of 2010 compared to $2.0 million in 2009. We anticipate that the total cost of the ERP implementation, including both capital and expense, will range from $15 million to $20 million and will continue through 2011.
Net cash provided by financing activities in the first six months of 2010 was $3.6 million compared to cash used for financing activities of $9.9 million in the first six months of 2009. The change was primarily due to a net borrowing on our revolving credit line of $5.2 million in the first half of 2010 compared to a net payment of $7.7 million in the first six months of 2009. On June 30, 2010, we had $5.2 million of borrowings outstanding on our revolving line of credit and $1.4 million of outstanding letters of credit, leaving borrowing availability of $48.4 million subject to the following covenant limitations.
At June 30, 2010 we were in compliance with all covenants related to our revolving line of credit as detailed below:

Covenant	Requirement	Actual
Minimum EBITDA, as defined in the amended Credit Agreement	$10.0 million	$18.2 million
Cash plus accounts receivable and inventory to debt ratio	2.00:1.00	19.65:1.00
Minimum tangible net worth	$55.0 million	$80.6 million
We believe that cash provided by future operations and our $55.0 million revolving line of credit will be sufficient to fund our operating requirements, ERP implementation, capital improvements and other commitments and obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk at June 30, 2010 from that reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

LAWSON PRODUCTS, INC. (Registrant)
Dated July 28, 2010	/s/ Thomas J. Neri
Thomas J. Neri
President and Chief Executive Officer (principal executive officer)

Dated July 28, 2010	/s/ Ronald J. Knutson
Ronald J. Knutson
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)