Form 10-Q
period 2010-09-30
LAWSON PRODUCTS INC/NEW/DE/
filed 2010-10-28
CIK 703604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report under Section 13 OR 15(d) of the Securities Exchange Act of 1934
For quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock, $1 par value, as of October 15, 2010 was 8,522,001.

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
Lawson Products, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)
(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$23,170	$8,787
Accounts receivable, less allowance for doubtful accounts	39,032	32,225
Inventories	55,802	54,692
Miscellaneous receivables and prepaid expenses	11,281	10,214
Deferred income taxes	4,711	2,935
Property held for sale	—	332
Discontinued operations	1,106	29,135

Total current assets	135,102	138,320

Property, plant and equipment, less accumulated depreciation and amortization	41,012	40,394

Cash value of life insurance	14,983	17,021
Deferred income taxes	11,795	14,313
Goodwill	28,099	27,957
Other assets	2,132	2,524
Discontinued operations	—	1,118

Total assets	$233,123	$241,647

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$19,704	$14,191
Settlement payable	—	10,000
Accrued expenses and other liabilities	32,402	34,681
Discontinued operations	314	4,368

Total current liabilities	52,420	63,240

Security bonus plan	25,365	25,931
Deferred compensation	10,249	10,374
Other	1,186	5,456

	36,800	41,761

Stockholders’ equity:
Preferred stock, $1 par value:
Authorized — 500,000 shares, Issued and outstanding — None	—	—
Common stock, $1 par value:
Authorized — 35,000,000 shares, Issued and outstanding — 8,522,001 shares	8,522	8,522
Capital in excess of par value	5,124	4,780
Retained earnings	127,632	121,888
Accumulated other comprehensive income	2,625	1,456

Stockholders’ equity	143,903	136,646

Total liabilities and stockholders’ equity	$233,123	$241,647

See notes to condensed consolidated financial statements.

Lawson Products, Inc.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net sales	$89,264	$84,054	$260,102	$254,483
Cost of goods sold	33,210	30,009	96,792	94,550

Gross profit	56,054	54,045	163,310	159,933

Operating expenses:
Selling, general and administrative expenses	49,512	49,947	150,195	153,210
Severance and other expenses (benefits)	(2,024)	464	(875)	6,253
Loss (gain) on disposal of property, plant and equipment	—	—	(1,701)	16

Operating income	8,566	3,634	15,691	454

Other income (expense), net	(14)	124	32	896
Interest expense	(105)	(132)	(386)	(474)

Income from continuing operations before income taxes	8,447	3,626	15,337	876

Income tax expense	2,584	853	5,880	254

Income from continuing operations	5,863	2,773	9,457	622

Loss from discontinued operations, net of income taxes	(2,434)	(1,270)	(2,009)	(3,220)

Net income (loss)	$3,429	$1,503	$7,448	$(2,598)

Basic and diluted income (loss) per share of common stock:
Continuing operations	$0.69	$0.33	$1.11	$0.07
Discontinued operations	(0.29)	(0.15)	(0.24)	(0.37)

Net income (loss) per share	$0.40	$0.18	$0.87	$(0.30)

Basic weighted average shares outstanding	8,522	8,522	8,522	8,522
Dilutive effect of stock based compensation	12	—	6	—

Diluted weighted average shares outstanding	8,534	8,522	8,528	8,522

Cash dividends declared per share of common stock	$0.08	$0.06	$0.20	$0.12

See notes to condensed consolidated financial statements.

Lawson Products, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009

Operating activities:
Net income (loss)	$7,448	$(2,598)
Loss from discontinued operations	2,009	3,220

Income from continuing operations	9,457	622

Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	4,489	5,265
Deferred income taxes	3,325	2,219
Settlement payment	(10,000)	(5,000)
Loss (gain) from disposal of property, plant and equipment	(1,701)	16
Changes in operating assets and liabilities
Accounts receivable	(7,471)	3,031
Inventories	(1,013)	6,196
Prepaid expenses and other assets	1,549	118
Accounts payable and accrued expenses	2,612	5
Other	(247)	2,169

Net cash provided by operating activities of continuing operations	1,000	14,641

Investing activities:
Additions to property, plant and equipment	(5,218)	(2,352)
Proceeds from sale of property	2,027	2,179
Proceeds from sale of business	16,000	—

Net cash provided by (used in) investing activities of continuing operations	12,809	(173)

Financing activities:
Net payments of revolving line of credit	—	(7,700)
Dividends paid	(1,534)	(2,216)
Other	(32)	(420)

Net cash used in financing activities of continuing operations	(1,566)	(10,336)

Discontinued operations:
Operating cash flows	2,144	2,407
Investing cash flows	(4)	(43)

Net cash provided by discontinued operations	2,140	2,364

Increase in cash and cash equivalents	14,383	6,496

Cash and cash equivalents at beginning of period	8,787	4,300

Cash and cash equivalents at end of period	$23,170	$10,796

See notes to condensed consolidated financial statements.

Lawson Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 — Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of Lawson Products, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. In the opinion of the Company, all normal recurring adjustments have been made, that are necessary to present fairly the results of operations for the interim periods. Operating results for the three and nine-month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
The condensed consolidated financial statements have been reclassified for all prior periods presented to reflect current discontinued operations treatment See Note 2 — Discontinued Operations. Unless noted otherwise, discussions in the Notes to Condensed Consolidated Financial Statements pertain to continuing operations. Certain other reclassifications have been made to prior period amounts to conform to current period presentation. Such reclassifications have no effect on net income as previously reported.
There have been no material changes in our significant accounting policies during the nine months ended September 30, 2010 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2009. The Company has evaluated subsequent events through October 28, 2010, the filing date of this Form 10-Q, and has determined that there were no subsequent events to recognize or disclose in these financial statements.
Note 2 — Discontinued operations
On August 31, 2010 the Company entered into a transaction to sell substantially all of the assets of Assembly Component Systems, Inc. (“ACS”), a wholly owned subsidiary, to Supply Technologies LLC (“Supply Technologies”), a wholly owned company of Park-Ohio Holdings Corp. Under the terms of the Asset Purchase Agreement (“the Agreement”), Supply Technologies purchased substantially all of the assets of ACS for $19.0 million. Of the total consideration, $16.0 million was paid to Lawson in cash on September 1, 2010. The remaining balance due, adjusted based on the final value of the working capital of ACS on August 31, 2010, will be paid in quarterly installments over the next three years, subject to the terms of a subordinated promissory note between Supply Technologies and Lawson. In addition, Supply Technologies assumed certain liabilities of ACS. A $3.9 million pre-tax loss on the sale was recorded in the third quarter of 2010.
ACS was previously included in the Company’s Original Equipment Manufacturing (“OEM”) segment. Losses per share of $0.15 and $0.37 related to the ACS operations for the three and nine month periods ended September 30, 2009, respectively, have been reclassified from continuing operations to discontinued operations.
The Company closed its operations in Mexico in 2007.

Lawson Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table details the components of income (loss) from discontinued operations:

	(Amounts in thousands, except per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net sales of ACS	$8,928	$7,134	$34,786	$31,119

Pre-tax income (loss) from discontinued operations
ACS	$186	$(779)	$979	$(3,135)
Mexico	(76)	(19)	(172)	(96)

Total pre-tax income (loss)	110	(798)	807	(3,231)
Income tax expense (benefit)	44	472	316	(11)

Income (loss) from discontinued operations	66	(1,270)	491	(3,220)

Pre-tax loss on sale of ACS	(3,858)	—	(3,858)	—
Income tax benefit	(1,358)	—	(1,358)	—

Loss on sale of ACS	(2,500)	—	(2,500)	—

Loss from discontinued operations	$(2,434)	$(1,270)	$(2,009)	$(3,220)

Diluted loss per share
ACS	$(0.28)	$(0.15)	$(0.22)	$(0.36)
Mexico	(0.01)	—	(0.02)	(0.01)

Total	$(0.29)	$(0.15)	$(0.24)	$(0.37)

Note 3 — Inventories
Components of inventories were as follows:

	(Amounts in thousands)
	September 30,	December 31,
	2010	2009
Finished goods	$60,270	$59,172
Work in progress	1,275	1,227
Raw materials	1,640	1,759

Total	63,185	62,158
Reserve for obsolete and excess inventory	(7,383)	(7,466)

	$55,802	$54,692

Lawson Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 4 —Severance Reserve
The table below shows the changes in the Company’s reserve for severance and related payments, included in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets as of September 30, 2010 and 2009:

	(Amounts in thousands)
	Nine Months Ended September 30,
	2010	2009
Balance at beginning of year	$4,086	$6,012
Charged to earnings	3,242	6,418
Payments	(3,699)	(6,653)
Adjustment to prior reserve	(67)	(165)

Balance at end of the period	$3,562	$5,612

Note 5 — Litigation Settlement Proceeds
During the three and nine month periods ended September 30, 2010 the Company recorded a benefit of $3.5 million and $4.1 million, respectively, in “Severance and Other Expenses (Benefits)” as a result of proceeds received from a settlement agreement and legal remedies related to the actions of several former sales agents and the Share Corporation (“Share”) alleging, among other things, breach of contract and interference with the Company’s business relationships. In exchange for the proceeds, the Company agreed to settle all related claims with Share and the former sales agents.
Note 6 — Loss (Gain) on Disposal of Property, Plant and Equipment
In the first nine months of 2010, the Company received cash proceeds of $2.0 million from the sale of its Dallas, Texas distribution center, resulting in a gain of $1.7 million.
Note 7 — Stock Based Compensation
Service based awards
Service based awards vest based on the participants service to the Company over a fixed period of time. During the first nine months of 2010 the Company issued 35,692 of restricted stock awards with a vesting period of either one or three years. Each restricted stock award can be exchanged for the Company’s common stock on the vesting date. The Company also issued 30,944 restricted stock units during the first nine months of 2010 with a vesting period of one year. Each restricted stock unit can be exchanged for either the Company’s common stock or the equivalent value in cash on the vesting date. The Company had 72,092 unvested restricted stock awards and 30,944 unvested restricted stock units outstanding at September 30, 2010. An expense of $0.3 million and $0.6 million for outstanding restricted stock awards and restricted stock units was recorded in “Selling, general and administrative expenses” in the three and nine month periods ended September 30, 2010, respectively.
Performance based awards
The Company has established two Long-Term Incentive Plans (“LTIP”); one for the Senior Executive Officers (“SEO LTIP”) and one for the Company’s Vice Presidents (“VP LTIP”). Awards under both plans are contingent on the level of financial performance of the Company over the three year period ending December 31, 2012.
Under the terms of the SEO LTIP, at the end of the three year period, one half of the amount earned would be payable in cash and one half payable in the Company’s common stock. The maximum amount of stock that could be issued, assuming the December 31, 2012 closing price of the stock remained at the September 30, 2010 closing price of $15.27, would be 99,154 shares.

Lawson Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The VP LTIP is payable one half in restricted stock and one half in non-qualified stock options. The Company has issued 28,249 shares of restricted stock and 59,556 of non-qualified stock options with an exercise price of $14.04. These amounts represent the maximum amount that can be earned by the participants over the three year period and the amounts may be reduced based on the Company’s financial performance.
Stock Performance Rights (“SPRs”)
SPRs are similar to stock options, however, they are settled in cash rather than in stock. The exercise price of an SPR is equal to the fair market value of the Company’s stock as of date of grant and the value is only realized by the participant if the stock price at the time of exercise is higher than at the date of grant. The participant receives a cash payment for the difference upon exercise. SPR grants generally have a three-year vesting schedule, with awards vesting ratably over that period on the anniversary of the grant date and have a term of seven to ten years from the date of grant.
Activity related to the Company’s SPRs during the nine months ended September 30, 2010 was as follows:

		Weighted
	Number	Average
	of SPRs	Exercise Price

Outstanding on December 31, 2009	388,300	$28.31
Granted	2,600	14.04
Cancelled	(27,150)	23.16

Outstanding on September 30, 2010	363,750	28.59

The fair value of the outstanding SPRs was remeasured on September 30, 2010 using the Black-Scholes valuation model. This model requires the input of the following subjective assumptions that may have a significant impact on the fair value estimate:

Expected volatility	50.9% to 88.6%
Risk-free interest rate	0.2% to 1.1%
Expected remaining term (in years)	0.1 to 4.5
Expected annual dividend	$0.32
A benefit of $0.2 million and an expense of $0.4 million for outstanding SPRs was recorded in “Selling, general and administrative expenses” in the third quarters of 2010 and 2009, respectively. The Company recorded a benefit of $0.3 million and $0.1 million during the first nine months of 2010 and 2009, respectively.

Lawson Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 8 — Income Tax
The Company and its subsidiaries are subject to U.S. Federal income tax as well as income tax of multiple state and international jurisdictions. As of September 30, 2010, the Company is subject to U.S. Federal income tax examinations for 2009 and non-U.S. income tax examinations for the years 2005 through 2009. During the third quarter of 2010, the Company completed its U.S. Federal examinations for the years ended December 31, 2007 and 2008 with no material adjustments.
Note 9 — Contingencies
During 2009, the Internal Revenue Service initiated an employment tax examination for the years 2006 through 2008 of the long-standing treatment by a Company subsidiary, Drummond American LLC, of its sales agents as independent contractors. It is not possible at this time to predict the final outcome of this examination or to establish a reasonable estimate of possible additional taxes owed, if any.
Note 10 — Comprehensive Income (loss)
Components of comprehensive income (loss) for the three and nine months ended September 30, 2010 and 2009 are as follows:

	(Amounts in thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income (loss)	$3,429	$1,503	$7,448	$(2,598)
Foreign currency translation adjustment	1,296	701	1,169	1,190

Comprehensive income (loss)	$4,725	$2,204	$8,617	$(1,408)

Note 11 — Related Party Transaction
The Company’s Chairman of the Board, Dr. Port, is a partner in two partnerships that have an interest in Lawson’s common stock. During 2010, litigation was initiated against Dr. Port, requesting that the partnerships be changed to allow the partners to have more control over their respective shares. The suit names Dr. Port as a defendant based on his role in the partnerships and as a director of the Company. The Company is not a party to the lawsuit.
The Company incurred $0.5 million for legal services provided to Dr. Port in relation to this litigation. As of September 30, 2010, the Company has not made a determination as to whether Dr. Port is entitled to indemnification in this matter or if he is responsible for the legal fees.

Lawson Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 12 — Segment Reporting
The Company’s operating units have been aggregated into two reportable segments: MRO and OEM. The Company’s MRO segment is a distributor of products and services to the industrial, commercial, institutional, and governmental maintenance repair and operations marketplace. The Company’s OEM segment manufactures and distributes production and specialized component parts to the original equipment marketplace. The Company’s two reportable segments are distinguished by the nature of products distributed and sold, types of customers and manner of servicing them. The Company evaluates performance and allocates resources to reportable segments primarily based on operating income. The OEM segment has been restated for prior periods to reflect the sale of the ACS business.
The following table presents summary financial information for the Company’s reportable segments:

	(Amounts in thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net sales
MRO	$85,660	$81,359	$250,014	$244,748
OEM	3,604	2,695	10,088	9,735

Consolidated total	$89,264	$84,054	$260,102	$254,483

Operating income (loss)
MRO	$6,390	$4,384	$13,129	$7,144
OEM	152	(286)	(14)	(421)
Severance and other benefits (expense)	2,024	(464)	875	(6,253)
Gain (loss) from disposal of property, plant and equipment	—	—	1,701	(16)

Consolidated total	$8,566	$3,634	$15,691	$454

Other income (expense), net	(14)	124	32	896
Interest expense	(105)	(132)	(386)	(474)

Income from continuing operations before income taxes	$8,447	$3,626	$15,337	$876

The following table presents total assets for the Company’s reportable segments:

	(Amounts in thousands)
	September 30,	December 31,
	2010	2009
Total assets
MRO	$201,030	$181,717
OEM	14,481	12,429

Segment total	215,511	194,146
Corporate	16,506	17,248
Discontinued operations	1,106	30,253

Consolidated total	$233,123	$241,647

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Quarter ended September 30, 2010 compared to Quarter ended September 30, 2009
The following table presents a summary of our financial performance for the three months ended September 30, 2010 and 2009:

	2010		2009
		% of		% of
($ in thousands)	Amount	Net Sales	Amount	Net Sales

Net sales
MRO	$85,660	96.0%	$81,359	96.8%
OEM	3,604	4.0	2,695	3.2

Consolidated total	$89,264	100.0%	$84,054	100.0%

Gross profit
MRO	$55,440	64.7%	$53,784	66.1%
OEM	614	17.0	261	9.7

Consolidated total	56,054	62.8	54,045	64.3

Operating expenses:
Selling, general and administrative expenses	49,512	55.5	49,947	59.4
Severance and other expenses (benefits)	(2,024)	(2.3)	464	0.6

Operating income	8,566	9.6	3,634	4.3
Other (expense), net	(119)	(0.1)	(8)	—

Income from continuing operations before income tax expense	8,447	9.5	3,626	4.3
Income tax expense	2,584	2.9	853	1.0

Income from continuing operations	$5,863	6.6%	$2,773	3.3%

Net Sales
Net sales for the third quarter of 2010 increased 6.2% to $89.3 million, from $84.1 million in the third quarter of 2009.
MRO net sales increased 5.3% in the third quarter of 2010, to $85.7 million from $81.4 million in the prior year period, primarily reflecting continued growth with our strategic, governmental and automotive customers. OEM net sales increased $0.9 million, or 33.7%, in the third quarter of 2010, to $3.6 million from $2.7 million in the prior year period driven by strength in our aerospace customer base and new customer growth.
Gross Profit
Gross profit increased $2.0 million in the third quarter of 2010, to $56.1 million from $54.0 million in the prior year period. The gross profit margin for the third quarter of 2010 decreased to 62.8%, 1.5 percentage points less than the 64.3% achieved in the third quarter of 2009 primarily due to the intentional change in mix to higher volume strategic customers with lower margins. The growth in lower margin OEM sales also contributed to the margin percentage decline.

Selling, General and Administrative Expenses (“SG&A”)
SG&A expenses decreased in the third quarter of 2010 to $49.5 million, including the $1.6 million of expenses incurred due to ERP implementation, from $49.9 million in 2009. As a percent of net sales, SG&A decreased 3.9 percentage points to 55.5% in the third quarter of 2010 compared to 59.4% in the third quarter of 2009, primarily due to operating efficiencies and our cost savings initiatives. SG&A expenses in the third quarter of 2010 include legal fees of $0.5 million advanced to a related party (see Note 11 — Related Party Transaction) and a benefit of $0.3 million pertaining to the Company’s long-term incentive program.
Severance and Other Expenses (Benefits)
Severance expense was $1.5 million in the third quarter of 2010 compared to a $0.5 million in the third quarter of 2009. A restructuring of some of our managerial responsibilities focused on improved operating efficiencies during the third quarter of 2010 resulted in the elimination of certain positions.
During the third quarter of 2010 we recorded a benefit of $3.5 million related to proceeds received from a settlement agreement and legal remedies related to the actions of several former sales agents and the Share Corporation (“Share”) alleging, among other things, breach of contract and interference with the Company’s business relationships. In exchange for the proceeds, we agreed to settle all related claims with Share and the former sales agents.
Income Tax Expense
Income tax expense of $2.6 million was recorded based on pre-tax income of $8.4 million for the three months ended September 30, 2010, resulting in an effective tax rate of 30.6%. For the three months ended September 30, 2009, we recorded income tax of $0.9 million based on pre-tax income of $3.6 million, resulting in an effective tax rate of 23.5%. The higher 2010 tax rate primarily reflects the effect of the 2010 projected pre-tax income compared to the 2009 pre-tax loss.
Discontinued Operations
The Company recorded a loss from discontinued operations of $2.4 million and $1.3 million for the third quarter of 2010 and 2009, respectively. The 2010 loss included $2.5 million for the after tax charge related to the sale of its ACS business, while the 2009 loss represented operating losses of ACS and Mexico.
Net Income
We reported net income of $3.4 million or $0.40 per share in the third quarter of 2010. Pre-tax 2010 income was primarily driven by increased sales, a $3.5 million benefit from the Share legal settlement and operating cost savings partially offset by the loss from discontinued operations. Third quarter 2009 net income was $1.5 million or $0.18 per share.

Nine Months ended September 30, 2010 compared to Nine Months ended September 30, 2009
The following table presents a summary of our financial performance for the nine months ended September 30, 2010 and 2009:

	2010		2009
		% of		% of
($ in thousands)	Amount	Net Sales	Amount	Net Sales

Net sales
MRO	$250,014	96.1%	$244,748	96.2%
OEM	10,088	3.9	9,735	3.8

Consolidated total	$260,102	100.0%	$254,483	100.0%

Gross profit
MRO	$161,700	64.7%	$158,560	64.8%
OEM	1,610	16.0	1,373	14.1

Consolidated total	163,310	62.8	159,933	62.8

Operating expenses:
Selling, general and administrative expenses	150,195	57.7	153,210	60.2
Severance and other expenses (benefits)	(875)	(0.3)	6,253	2.4
Loss (gain) on disposal of property, plant and equipment	(1,701)	(0.6)	16	—

Operating income	15,691	6.0	454	0.2
Other income (expense), net	(354)	(0.1)	422	0.1

Income from continuing operations before income tax expense	15,337	5.9	876	0.3
Income tax expense	5,880	2.3	254	0.1

Income from continuing operations	$9,457	3.6%	$622	0.2%

Net Sales
Net sales for the first nine months of 2010 increased 2.2% to $260.1 million, from $254.5 million in the first nine months of 2009. MRO net sales increased $5.3 million or 2.2% in the first nine months of 2010, to $250.0 million from $244.7 million in the prior year period. The growth in MRO sales was primarily driven by our strategic, governmental and automotive customers. OEM net sales increased $0.4 million in the first nine months of 2010, to $10.1 million from $9.7 million in the prior year period.
Gross Profit
Gross profit increased $3.4 million in the first nine months of 2010, to $163.3 million from $159.9 million in the prior year period. Gross profit as a percent of net sales remained constant at 62.8% in the first nine months of both 2010 and 2009.
Selling, General and Administrative Expenses (“SG&A”)
SG&A expenses were $150.2 million or 57.7% of net sales and $153.2 million or 60.2% of net sales for the nine months ended September 30, 2010 and 2009, respectively. SG&A as a percent of net sales improved 2.5 percentage points in the first nine months of 2010 compared to the first nine months of 2009 as we realized certain operating efficiencies and the streamlining of our cost structure, including the closure of our Dallas and Charlotte distribution centers in 2009. During the nine months ended September 30, 2010 we incurred ERP implementation expenses of $2.3 million which partially offset the cost savings from our initiatives.

Severance and Other Restructuring Charges
Severance expense was $3.2 million and $6.4 million in the first nine months of 2010 and 2009, respectively. A restructuring of some of our managerial responsibilities focused on improved operating efficiencies during the first nine months of 2010 resulted in the elimination of certain positions. During the first nine months of 2009, primarily in response to the economic recession, we reduced the size of our work force across the organization.
During the first nine months of 2010 we recorded a benefit of $4.1 million related to proceeds received from a settlement agreement and legal remedies related to the actions of several former sales agents and the Share Corporation (“Share”) alleging, among other things, breach of contract and interference with the Company’s business relationships. In exchange for the proceeds, we agreed to settle all related claims with Share and the former sales agents.
Loss (Gain) on Disposal of Property, Plant and Equipment
In the first nine months of 2010, we received cash proceeds of $2.0 million from the sale of our Dallas, Texas distribution center, resulting in a gain of $1.7 million. In 2009, a $0.4 million gain from the sale of the Company’s Charlotte, North Carolina distribution center was offset by a $0.4 million write-down in the value of equipment.
Income Tax Expense
Income tax expense of $5.9 million was recorded based on pre-tax income of $15.3 million for the nine months ended September 30, 2010, resulting in an effective tax rate of 38.3%. For the nine months ended September 30, 2009, the Company recorded income tax expense of $0.3 million based on pre-tax income of $0.9 million resulting in an effective tax rate of 29.0%. The higher 2010 tax rate primarily reflects the effect of 2010 projected pre-tax income compared to the 2009 pre-tax loss.
Discontinued Operations
The Company recorded a loss from discontinued operations of $2.0 million and $3.2 million for the nine months ended 2010 and 2009, respectively. The 2010 loss included $2.5 million for the after tax charge related to the sale of its ACS business while the 2009 loss represented operating losses of ACS and Mexico.
Net Income (loss)
We reported net income of $7.4 million or $0.87 per diluted share in the first nine months of 2010. Pre-tax 2010 income was driven by higher gross profit from increased sales, a $1.7 million gain related to the sale of the Dallas distribution center, a $4.1 million legal settlement and significant operating cost savings. These items were offset by ERP implementation costs of $2.3 million, severance costs of $3.2 million and the loss from discontinued operations.

Liquidity and Capital Resources
Cash on hand was $23.2 million on September 30, 2010 compared to $8.8 million on December 31, 2009. Net cash provided by continuing operations was $1.0 million for the first nine months of 2010 compared to $14.6 million in the first nine months of 2009. Increased net income in the first nine months of 2010 was somewhat offset by an increase in working capital and the final settlement payment related to prior year litigation. Accounts receivable increased $7.5 million as the increased sales had not yet been fully realized in cash on September 30, 2010. Additionally, $1.0 million was invested to increase inventory levels to support higher sales. Cash provided by operations in the first nine months of 2009 primarily reflected a decrease in accounts receivable and lower inventory levels.
We received $16.0 million from the sale of ACS in the third quarter of 2010. Additionally, cash flows from investing activities in the first nine months of 2010 and 2009 benefited from the receipt of $2.0 million and $2.2 million, respectively from the sale of our Dallas, Texas and Charlotte, North Carolina distribution centers. Capital expenditures, including $4.1 million related to the implementation of a new ERP system, were $5.2 million for the first nine months of 2010. We anticipate that the total cost of the ERP implementation, including both capital and expense, will be approximately $20 million and will continue through 2011.
Net cash used in financing activities in the first nine months of 2010 and 2009 was $1.6 million and $10.3 million, respectively. The change was primarily due to a net payment of $7.7 million on our revolving line of credit in the first nine months of 2009 and a $0.7 million decrease in dividend payments in 2010 compared to 2009. On September 30, 2010 and 2009, we had no borrowings outstanding on our revolving line of credit. At September 30, 2010 we were in compliance with all covenants related to our revolving line of credit as detailed below:

Covenant	Requirement	Actual
Minimum EBITDA, as defined in the amended Credit Agreement	$10.0 million	$21.0 million
Cash plus accounts receivable and inventory to debt ratio	2.00:1.00	89.46:1.00
Minimum tangible net worth	$55.0 million	$85.6 million
We believe that cash on hand, cash provided by future operations and our $55.0 million revolving line of credit will be sufficient to fund our operating requirements, ERP implementation, capital improvements and other commitments and obligations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk at September 30, 2010 from that reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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
There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

LAWSON PRODUCTS, INC. (Registrant)
Dated October 28, 2010	/s/ Thomas J. Neri
Thomas J. Neri
President and Chief Executive Officer
(principal executive officer)

Dated October 28, 2010	/s/ Ronald J. Knutson
Ronald J. Knutson
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)