Form 10-K
period 2010-12-31
LAWSON PRODUCTS INC/NEW/DE/
filed 2011-02-17
CIK 703604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant’s voting stock held by non-affiliates on June 30, 2010 (based upon the per share closing price of $16.98) was approximately $68,300,000.
As of January 31, 2011, 8,534,028 shares of Common Stock were outstanding.
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
Overview
Lawson Products, Inc. (“Lawson”, the “Company”, “we”, “our”, or “us”) was incorporated in Illinois in 1952, and reincorporated in Delaware in 1982. Lawson is a North American distributor of products and services to the industrial, commercial, institutional, and governmental maintenance, repair and operations (“MRO”) marketplace. The Company also manufactures and distributes production and specialized component parts to the original equipment marketplace (“OEM”) including the aerospace, off-road equipment, military and oil and gas exploration industries. In 2010, the Company discontinued operations of two of its subsidiaries, Assembly Component Systems, Inc. (“ACS”) and Rutland Tool & Supply Company (“Rutland”). Accordingly, references within this Annual Report consist of continuing operations unless otherwise noted.
Industry and Competition
The MRO industrial distribution industry consists of companies that buy and stock products in bulk and supply these products to customers on an as needed basis. The customer benefits from lower costs and convenience of ordering smaller quantities maintained by MRO suppliers. We estimate the MRO industrial distribution industry in North America to exceed $100 billion in revenues.
We encounter intense competition from several national distributors and manufacturers and a large number of regional and local distributors. Some competitors have greater financial and personnel resources, handle more extensive lines of merchandise, operate larger facilities and price some merchandise more competitively than we do.
Operations
Sales through our MRO segment represented 96% of our total net sales for the year ended December 31, 2010. We compete for business in our industry by delivering on the value proposition we call “Smarter Maintenance” under which we offer a personal approach to vendor managed inventory, provide technical expertise and supply quality products to our customers.
The majority of our sales are generated through a network of approximately 1,100 independent sales agents. Independent sales agents are compensated on a variable commission only basis and are responsible for repayment of commissions to the Company on any uncollectible accounts. In addition to offering high quality products to our customers, as part of our “Smarter Maintenance” proposition, these sales agents also offer technical expertise and on-site problem resolution. Sales agents receive education in the best uses of our products, enabling them to provide customized solutions that address our customers’ needs. This includes on-site visits to help manage customer inventories, introducing cost saving ideas and improving our customers’ profitability. Regular inventory analysis and replenishment is conducted to prevent unnecessary purchases and unplanned downtime. Additionally, we provide customized storage systems for improved organization and a more efficient workflow. Product demonstrations that can improve our customers’ productivity are regularly provided by our agents to our customers.
Customers place orders primarily through our agents; however, they can also order directly through the on-line catalog on our web site or through our customer service team via fax or phone. We sell products in all 50 states, the District of Columbia, Canada and Puerto Rico, and export products that support U.S. military efforts in Europe. An important factor in attracting and retaining customers is our ability to process orders promptly. We normally ship to our customers within one to two days of order placement. Products are stocked in and processed from strategically placed distribution centers in Addison, Illinois; Vernon Hills, Illinois; Reno, Nevada; Fairfield, New Jersey; Suwanee, Georgia; and Mississauga, Ontario.

Our engineering department, as part of our “Smarter Maintenance” proposition, provides technical support for our extensive product line and on-site problem solutions. Our engineering department also develops and presents product safety and technical training seminars tailored to meet our customers’ needs. Material Safety Data Sheets are maintained electronically and are available to our customers seven days a week, 24 hours a day. Our labs also provide the environment to perform quality checks on our products and to simulate customer situations that allow our engineers to provide remote technical problem solving. Product certifications and material test reports are available by contacting the engineering department at engineering@lawsonproducts.com.
One of our subsidiaries, Automatic Screw Machine Products Company (“ASMP”), manufactures and distributes components, fasteners, and fittings for use by OEM customers. Based in Decatur, Alabama, ASMP distributes components that are specific to the customers’ production needs. ASMP seeks to obtain long-term commitments to enable proper support of the customers’ supply chain. ASMP products are developed for high-strength, critical applications and ASMP also sources externally produced items if applications call for such goods. ASMP accounted for approximately 4% of the Company’s net sales for 2010.
Products
Our MRO product offerings are listed in our on-line catalog on our web site and in approximately 30,000 catalogs that were distributed to our customers in 2010. All of our MRO products are manufactured by others, purchased in bulk and repackaged in smaller quantities for sale to our customers. We order product from our suppliers and usually transport the product to our national packaging center for repackaging, labeling or cross docking before shipping to our distribution centers. Customer orders are then fulfilled from our distribution centers.
Sales percentages by broad categories of our MRO product mix are as follows:

	Percent of total MRO sales
Product Category	2010	2009
Fastening systems	21%	22%
Specialty chemicals	12	13
Cutting tools and abrasives	13	13
Fluid power	12	11
Aftermarket automotive supplies	10	10
Electrical	10	10
Welding and metal repair	5	5
Other	17	16

	100%	100%

We offer approximately 330,000 different products for sale of which approximately 70,000 products are maintained in inventory. We carry sufficient inventory to ensure product availability and rapid processing of customer orders. Accurate forecasting of customer demand is necessary to establish the proper level of inventory for each product. Inventory levels need to be sufficient to meet customer demand while avoiding the costs of stocking excess items.
During 2010, we purchased products from over 900 suppliers. We generally do not engage in long-term or fixed-price contracts and no single supplier accounted for more than seven percent of our purchases in 2010. However, the loss of one of our core suppliers could affect our operations by hindering our ability to provide full service to our customers.
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

Customers
During 2010, we sold products to over 100,000 customers. No customer accounted for more than two percent of net sales. In 2010, 91% of our net sales were generated in the United States and 9% from Canada. Our customers include a wide range of purchasers of industrial supply products from small repair shops to large national and governmental accounts. Our customers operate in a variety of industries including automotive repair, transportation, governmental including the military, manufacturing, food processing, distribution, construction, oil and gas, mining, wholesale, service and others.
Strategic Initiatives
We are committed to developing and executing an effective long-term strategy to enhance customer satisfaction, improve profitability and grow aggressively. As part of developing our strategy we undertook an extensive customer research project to help better understand our customers’ value drivers. As a result of this project we are working to strengthen our relationships with our customers by responding to their needs and offering additional methods of doing business including an effective website. We plan to focus our resources and construct a foundation for growth around: (1) building the team, (2) strengthening the core MRO business, (3) focusing the portfolio of businesses and (4) growing aggressively.
Build the Team
Over the last few years, we have established a new organizational culture that emphasizes continuous improvement, producing positive results and, most of all, one that is focused on our customers. In order to develop this new environment, we needed to attract and retain team members with the right blend of company, industry and leadership experience to drive our business forward.
We have successfully recruited a number of key executives to develop and execute our strategy. New additions to the senior leadership team over the last three years include our Chief Operating Officer, Chief Financial Officer, Chief Information Officer and Senior Vice President, Human Resources. In addition to the senior leadership team, over 50% of our current vice presidents and directors have joined the Company within the last three years. Going forward, we are committed to continuing to develop our already strong team and culture.
Strengthen the Core MRO Business
We have identified three major initiatives that we believe will significantly strengthen our core business and enhance our ability to serve our MRO customers, drive more efficient operations and improve our business. The initiatives are to restructure our sales organization and go-to-market strategy, optimize our distribution network and replace our legacy information systems with a best-in-class Enterprise Resource Planning (“ERP”) system.
Sales Transformation
Our sales are primarily driven by a force of approximately 1,100 independent sales agents who have an average tenure with us of 12 years. These independent agents have the primary responsibility for delivering on the technical expertise that our customers value. They are supported by an engineering team that provides a higher level of either remote or on-site technical expertise. We continue to improve our sales education programs which are offered to sales agents to integrate our agents’ product knowledge into the selling process to ensure that we continually provide a high level of technical knowledge to our customers.

Our sales agents are paid a commission on sales that is based on profitability to align the objectives of the sales force with our success. This system of compensation also ensures that our selling costs are more directly aligned with sales. However, we believe that there are certain measures we can take to improve the current sales agent model while retaining its advantages. Specifically, our transformation initiative will clarify the roles and responsibilities of our sales management team, develop and standardize certain sales tools offered to our agents, identify and prioritize high-potential customers, develop new sales channels, improve our product offering, create new sales roles, and modify our pricing policies and commission structures to maximize sales and profitability. We plan to continue to review and evaluate our sales model to maximize sales and enhance customer satisfaction.
Our sales agents are supported by district sales managers who are responsible for geographically defined territories. Historically, these district sales managers performed a dual role. They spent a portion of their time managing the district by coaching and supporting the agents within their territory and also spent time acting as sales agents selling products. During 2010, we completed the transition of independent district sales managers into full-time employees who are now concentrating their efforts on driving sales within their territory and working with the agents to develop new and existing customers. By segregating the managerial and selling functions, we believe that the district sales managers and independent sales agents will be able to better focus on their roles and increase sales productivity.
With this transition complete, we believe we can strengthen the quality of customer relationships and improve the consistency of sales execution throughout our organization. We are developing talent management programs to attract, motivate and retain new sales agents. We are reviewing our current territory design and account allocation policies to optimize territory management while maintaining or increasing our customer coverage.
Historically, we have been very effective at selling to and servicing small and medium sized accounts. As we look at our growth opportunities, we believe there are significant opportunities with larger, multi-location national accounts. We are taking deliberate steps to gain a share of larger national accounts. We have assembled a team of employee sales professionals to aggressively identify and prioritize high-potential customer and market segments in order to expand our revenue base. During 2010, strategic accounts sales volume grew by 13% over 2009 and represents approximately 9% of net sales.
We also have historically serviced the military branches of the government. We have taken action with a goal to accelerate our growth in this area by adding new resources and a new product offering for the military segment. During 2010, sales from our government segment (including military) grew by 33% and generated approximately 7% of our net sales.
Finally, we are taking steps to improve our pricing structure by migrating from a cost based method to a market based structure that better reflects the value of our products and services. This includes strategically pricing products and product groups based on segmentation of both product and customer groups to allow for more consistency amongst our sales team and agents.
Network Optimization
Our MRO distribution process entails transporting product from our suppliers to our national packaging center for possible repackaging, labeling or cross-docking before shipping to our distribution centers where orders are picked, packed and shipped to our customers. Many factors affect the efficiency of this process including the physical characteristics of the distribution centers, routing logistics, the number of times the product needs to be handled, transportation costs and the flexibility to meet unique requirements requested by our customers. The goal of our network optimization initiative is to define the optimal location, size, inventory, material handling needs, and number of distribution centers to improve customer service and speed of delivery, lower operating expenses and improve working capital investment. We analyzed our distribution network as it was in 2008 and developed a detailed roadmap intended to transition from that state to a future optimal state. The optimal future state may include relocation or consolidation of our existing network locations to better serve our customers.
In 2009, we closed our Charlotte, North Carolina and Dallas, Texas MRO distribution centers. We have also identified and begun to make certain space optimization changes at our distribution centers and to implement certain process improvement projects and freight strategies which should further improve our ability to serve our customers, manage our inventory levels and lower operating costs.

Implementation of ERP System
During 2009, we conducted a thorough review of all of our MRO functional departments to assess the effectiveness of our current business processes and supporting information systems. After extensive study and analysis, we determined that the many benefits achievable by investing in a state-of-the-art ERP system, that would integrate our data and processes into one single system based upon industry best business practices, far exceeded the costs and efforts involved to implement this change.
We engaged a consulting firm to work with us to evaluate which ERP system would provide us with the maximum long-term benefit. This analysis included multiple factors including how the system would improve the ease of conducting business from a customer’s perspective, how modules aligned with our current organizational structure, transactional transparency and visibility, flexibility to adapt to future business opportunities, user friendliness and stability of the underlying data structure. In February 2010 we selected SAP as our ERP solution.
We have committed a full-time cross-fuctional team of employees to work with our ERP partner and our systems integrator. This team is responsible for ensuring that the system configuration is consistent with our business requirements and best business practices, coordinating data migration, addressing change management issues, testing controls, resolving implementation issues and developing a user training program. We anticipate the one-time cost of implementation, both capital and expense, will range from $20 million to $25 million, consisting primarily of software and hardware costs, implementation costs, internal labor costs and data migration.
The project consists of five phases: Project Preparation, Blueprint, Realization (e.g. configuration), Final Preparation and Go Live & Support. During 2010, we completed the Project Preparation and Blueprint phases and we have also completed the Realization phase for the first wave of implementation. We anticipate completing the ERP project by the end of 2011. Since the commencement of the project, we have expended $10.3 million of our one-time implementation costs of which $6.5 million represents capital.
We expect that the new ERP system will provide us reliable, transparent, real-time data access providing us with the opportunity to make better and faster business decisions. We anticipate that the improved data access will lead to more accurate forecasting, shortening order fullfillment time and optimizing our inventory levels. The new ERP system is expected to fully integrate our revenue cycle, from initial order through cash receipt and order tracking, from product sourcing through payment. We expect the integration among various functional areas will lead to improved communication, productivity and efficiency. These improvements should enhance our ability to respond to our customers’ needs and lead to increased customer satisfaction. Other advantages we expect to realize by centralizating our current systems into an ERP system are to eliminate the problem of synchronizing changes between multiple systems, improve coordination of business processes that cross functional boundaries and provide a top-down view of the enterprise.
Focus the Portfolio of Businesses
We have been actively evaluating various strategic options regarding our non-core operations. Over the past few years, these operations were hit particularly hard by the economic downturn, needed capital investment, had limited opportunity to leverage growth, provided minimal synergistic value and operated at lower margins than the core MRO business. As a result, during 2010, the Company sold substantially all of the assets of two of its business units, ACS and Rutland, in two separate transactions for an aggregate sales price of $30.0 million and the assumption of certain liabilities. We plan to use these proceeds to invest in internal growth and strategic acquisitions in our core MRO business. We plan to continue to evaluate alternatives regarding our remaining OEM operation.
Grow Aggressively
By developing a strong team and strengthening the core MRO business, we believe we are positioning ourselves to grow aggressively in the future. Through these initiatives, we have established the foundation necessary to aggressively grow sales. We believe we have an opportunity to capture market share by focusing on certain sales channels and customer segments. In 2011, we plan to develop a channel strategy and design a new website for launch in late 2011 or 2012, we estimate this new website will improve our sales agent productivity and facilitate meeting our customers’ unplanned purchase demand. The new website will allow us to expand our sales to new customers, increase sales team productivity by shifting certain types of sales through the website, improve retention of existing customers and capture a larger portion of our existing customers’ “unplanned” spend.

We are also working aggressively to improve our sales agent productivity. In 2010, the average annual sales generated per agent was approximately $240,000. Our goal is to continue to increase sales per agent by identifying new sales channels, increasing sales to larger strategic accounts, developing sales tools to improve the productivity of the day-to-day activities of the sales team, identifying new product categories and focusing on customer retention.
Finally, given our current capital structure, $40.6 million in cash, access to funding under our credit facility and no outstanding debt, we are well positioned for growth.
Employees
As of December 31, 2010, our workforce included approximately 930 employees, comprised of approximately 290 in sales and marketing, 500 in operations and distribution and 140 management and administrative staff. Approximately 17% of our workforce is covered by four collective bargaining agreements. We believe that our relations with our employees and their collective bargaining organizations are good.
Available Information
We file or furnish annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and file or furnish amendments to those reports pursuant to Section 13(a) or 15(d) of the Exchange Act and Section 16 reports with the Securities and Exchange Commission (“SEC”). The public can obtain copies of these materials by visiting the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549 or by accessing the SEC’s website at http://www.sec.gov. The public may obtain information on the operation of the SEC’s Public Reference Room by calling (800) SEC-0330. In addition, as soon as reasonably practicable after such materials are filed with or furnished to the Commission, we make copies available to the public free of charge through our website at www.lawsonproducts.com. Information on our website is not incorporated by reference into this report.

Executive Officers of the Registrant
The executive officers of Lawson as of January 31, 2011 were as follows.

		Year First
		Elected to
		Present
Name	Age	Office	Position
Thomas J. Neri	59	2007	President, Chief Executive Officer and Director
Harry A. Dochelli	51	2009	Executive Vice President, Chief Operating Officer
Neil E. Jenkins	61	2004	Executive Vice President, Secretary and General Counsel
Robert O. Border	47	2010	Senior Vice President, Chief Information Officer
Stewart A. Howley	49	2008	Senior Vice President, Strategic Business Development
Ronald J. Knutson	47	2009	Senior Vice President, Chief Financial Officer
Lawrence J. Krema	50	2010	Senior Vice President, Human Resources
Michelle I. Russell	49	2007	Senior Vice President, Operations and Supply Chain Management
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
Mr. Dochelli was elected Chief Operating Officer effective December 2009 and served as Executive Vice President, Sales and Marketing from April 2008 to December 2009. Previously, Mr. Dochelli served as Executive Vice President, North America Contract Sales for OfficeMax from 2007 until 2008, Executive Vice President of U.S. Operations for OfficeMax/Boise Cascade Office Solutions from 2005 to 2007 and in various other management positions with OfficeMax/Boise Cascade Office Solutions from 1987 to 2005.
Mr. Jenkins was elected Executive Vice President, Secretary and General Counsel in 2004. From 2000 to 2003 Mr. Jenkins served as Secretary and Corporate Counsel of the Company.
Mr. Border was elected Senior Vice President, Chief Information Officer in December 2010 and served as Senior Vice President, Information Technology from September 2009 to December 2010. Previously, Mr. Border served as the Managing Director, Information Technology at Midwest Generation, a subsidiary of Edison Mission Energy, from 2004 until 2009.
Mr. Howley was elected Senior Vice President, Strategic Business Development effective April 2008. Mr. Howley served as Chief Marketing Officer from December 2005 until May 2008. From August 2002 through December 2005, he was Director of Strategic Business Development with Home Depot Supply.
Mr. Knutson was elected Senior Vice President, Chief Financial Officer effective November 2009. Mr. Knutson served as Senior Vice President, Chief Financial Officer of Frozen Food Express Industries, Inc. from January 2009 to November 2009. Mr. Knutson served as Vice President, Finance of Ace Hardware Corporation from 2006 through 2007 and Vice President, Controller of Ace Hardware from 2003 to 2005.
Mr. Krema was elected Senior Vice President, Human Resources in December 2010 and served as Vice President, Human Resources from August 2010 to December 2010. Previously Mr. Krema served as interim President and Chief Executive Officer of The Anixter Center, a non-profit organization from July 2009 through June 2010. From April 2008 through October 2008, he served as a Senior Vice President with Hub International and from March 2001 through December 2007, he served in senior executive roles with Equity Office Properties.
Ms. Russell was elected Senior Vice President, Operations and Supply Chain Management in August 2007. Ms. Russell served as Chief Ethics and Compliance Officer from April 2006 until August 2007 and in a consulting capacity from November 2005 through March 2006. Prior to this, Ms. Russell held the role of Vice President of Operations at Associated Materials from 2001 until 2005.

ITEM 1A.	RISK FACTORS.
In addition to the other information in this Annual Report on Form 10-K for the fiscal year ended December 31, 2010, the following factors should be considered in evaluating Lawson’s business. Our operating results depend upon many factors and are subject to various risks and uncertainties. The material risks and uncertainties known to us and described below may negatively affect our business operations or affect our financial results. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations or affect our financial results.
Our results of operations may be adversely impacted by a downturn in the worldwide economy.
During 2008 and 2009, we experienced the effects of a severe economic recession in the U.S. and world economies and a tightening of the credit markets. Although the economy has stabilized and improved somewhat in 2010, we cannot predict the continued strength of a recovery. Any future economic decline and uncertainty may lead to a further decrease in customer spending and may cause certain customers to cancel or delay placing orders. Some of our customers may file for bankruptcy protection preventing us from collecting on accounts receivable and may result in our stocking excess customer specific inventory. Continued contraction in the credit markets may also cause some of our customers to experience difficulties in obtaining financing leading to lower sales, delays in the collection of receivables or result in an increase in bad debt expense.
Adverse economic conditions could also affect our key suppliers, hindering their ability to supply parts and result in delays of our customer shipments. Economic uncertainty can make it difficult for us to accurately predict future order activity and affect our ability to effectively manage inventory levels and identify risks that may affect our business. Our ability to finance our operations by borrowing through our current credit agreement could also be at risk if the lender is unable to provide funds under the terms of the agreement due to a bankruptcy or a restructuring. There are no assurances that we would be able to establish alternative financing or attain financing with terms similar to our present credit agreement.
The market price of our common stock may decline.
Our stock price could decrease if there is deterioration in the overall market for equities or if investors have concerns that our business, financial condition, results of operations and capital requirements are negatively impacted by an economic downturn. A decrease in our stock price reduces the market value of the Company compared to the book value of our net assets, which may lead to impairment of our assets.
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
We depend on our information and communication systems to process orders, purchase and manage inventory, maintain cost-effective operations, sell and ship products, manage accounts receivable collections and service our customers. Disruptions in the operation of information and communication systems can occur due to a variety of factors including power outages, hardware failure, programming faults and human error. Any disruption in the operation of our information and communication systems whether over a short or an extended period of time or affecting one or multiple distribution centers could have a material adverse effect on our business, financial condition and results of operations.
The inability of management to successfully implement strategic initiatives, including the installation of a new ERP system, could result in significant disruptions in the Company’s operations and increase our costs.
We have committed to developing and executing three major strategic initiatives to strengthen our core MRO operations which we believe will significantly enhance our ability to better serve our customers and improve our business. The initiatives are expected to transform our current sales organization, optimize our supply network and replace our legacy information systems with an ERP system. We plan to complete the Realization, Final Preparation, and Go Live phases in the new ERP system throughout 2011. These initiatives involve a large investment of capital and resources and significant changes to our current operating processes. Failure to properly implement one or more of these initiatives could result in disruptions in our operations, loss of business and increased costs.
Failure to manage changes within the organization
We are undergoing significant change including the implementation of a new ERP system, the transition of its district sales managers to full-time employees, various business policy changes, introducing new sales channels and focus segments, and other changes that could impact our business model. These changes will impact the culture of the organization to emphasize continuous improvements, being results driven and an increased focus on our end customer. Failure to manage through these changes with our team could adversely affect our financial position and results of operations.
Failure to retain talented employees, managers and executives could negatively impact our operating results.
Our success depends on our ability to attract, develop and retain talented employees, including executives and other key managers. The loss of certain key executives and managers, or the failure to attract and develop talented new executives and managers, could have a material adverse effect on our business.
Failure to retain experienced and productive sales agents could negatively impact our operating results.
Our MRO sales are primarily driven by a force of approximately 1,100 independent sales agents. Our success depends on our ability to attract and retain talented sales representatives. Failure to retain a sufficient number of experienced and productive sales agents could have a material adverse effect on our business, financial condition and results of operations.

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
In March 2009, a member of the Port family announced her intention to divest all of the common stock under her control and encourage the disposition of the shares of common stock over which she has shared voting or dispositive power. If a transaction cannot be arranged, the Port family member announced she may seek to replace some or all of the Company’s directors, replace some or all of the Company’s management and reduce the size of the Company’s board of directors to five. Another member of the Port family announced he may consider a sale or other disposition of some or all of the shares over which he has shared voting or dispositive power. These transactions could disrupt and adversely affect our business and the price of our common stock.
Any breach of our Deferred Prosecution Agreement with the U.S. Attorney’s Office for the Northern District of Illinois may adversely affect our business, financial condition, results of operations and stock price.
We entered into a Deferred Prosecution Agreement (the “DPA”) in August 2008 with the U.S. Attorney’s Office for the Northern District of Illinois (the “U.S. Attorney’s Office”) to resolve our liability for the actions of our representatives in improperly providing gifts or awards to purchasing agents through our then-existing customer loyalty programs. Under the terms of the DPA, if it is determined that we deliberately gave false, incomplete or misleading information under the DPA or have committed any federal crimes subsequent to the DPA, or otherwise knowingly, intentionally, and materially violated any provision of the DPA, we may be subject to prosecution for any federal criminal violation of which the U.S. Attorney’s Office has knowledge. The Company continues to comply with the terms of the DPA which expires in August 2011.
The Company operates in highly competitive markets.
Our marketplace, although consolidating, still includes large, fragmented industries which are highly competitive. We believe that customers and competitors may continue to consolidate over the next few years, which may make the industry even more competitive. Our competitors include companies with similar or greater market presence, name recognition, and financial, marketing, and other resources and we believe they will continue to challenge the marketplace with their product selection, financial resources, and services.
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
The Company is under an employment tax examination for the years 2007 and 2008 of the long-standing treatment by a Company subsidiary of its sales agents as independent contractors. An unfavorable outcome of this examination could have a material adverse effect on our business, financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.	PROPERTIES.
Our headquarters is located in Des Plaines, Illinois and our business is currently conducted from owned or leased facilities at the following locations.

				Square
Location	Segment	Function	Own/Lease	Footage

Addison, Illinois	MRO	Distribution	Own	85,800
Des Plaines, Illinois	MRO	Packaging/Administration	Own	175,000
Des Plaines, Illinois	MRO	Administration	Own	45,000
Des Plaines, Illinois	MRO	Administration (1)	Lease	114,000
Fairfield, New Jersey	MRO	Distribution	Own	60,000
Independence, Ohio	MRO	Call Center	Lease	9,761
Mississauga, Ontario Canada	MRO	Distribution	Own	78,000
Vernon Hills, Illinois	MRO	Distribution	Own	107,061
Reno, Nevada	MRO	Distribution	Own	244,280
Suwanee, Georgia	MRO	Distribution	Own	91,235
Decatur, Alabama	OEM	Manufacturing	Own	65,000

(1)	Lease expires in March 2012
While we believe that our current facilities are adequate to meet our needs, the location and operation of our facilities are frequently reviewed to determine whether they meet the strategic needs of our business.

ITEM 3.	LEGAL PROCEEDINGS.
The Company is involved in legal actions that arise in the ordinary course of business. It is the opinion of management that the resolution of any currently pending litigation will not have a material adverse effect on the Company’s financial position or results of operations.
In August 2008, the Company entered into a Deferred Prosecution Agreement (“DPA”) with the U.S. Attorney’s Office in connection with representatives of the Company improperly providing gifts or awards to purchasing agents through the Company’s customer loyalty programs. Pursuant to the DPA, the Company agreed to a $30.0 million penalty. The Company paid $10.0 million in 2010, 2009, and 2008 in accordance with this agreement. The Company continues to comply with the terms of the DPA which expires in August 2011.
During 2009, the Company identified that it had shipped a limited number of products in violation of certain state environmental regulations. The Company reported its findings to appropriate regulatory agencies. The Company also recalled a limited number of products and is working with state regulators to take appropriate remedial actions to comply with these environmental regulations. At December 31, 2010, the Company has accrued $0.2 million for penalties and expenses related to environmental matters and at this time, the Company cannot determine if any further expenses may be incurred.

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

	2010			2009
			Cash			Cash
			Dividends			Dividends
			Declared per			Declared per
	High	Low	Share	High	Low	Share
First Quarter	$18.40	$15.10	$0.06	$26.68	$11.68	$0.03
Second Quarter	18.88	12.64	0.06	16.94	9.96	0.03
Third Quarter	18.60	13.41	0.08	19.93	11.58	0.06
Fourth Quarter	27.11	14.19	0.12	20.41	12.75	0.06
On January 31, 2011 the closing sales price of our common stock was $23.37 and the number of stockholders of record was 570.
Stock Price Performance Chart
Set forth below is a line graph comparing the yearly change in the cumulative total stockholder return of the Company’s common stock against the cumulative total return of the S&P SmallCap 600 Index and a peer group (the “Peer Group”) of the Company for the five prior years. The Peer Group consists of Barnes Group Inc., Fastenal Company, and MSC Industrial Direct. The Company believes that the Peer Group is representative of the markets it services in terms of product sales and customers. The chart below represents the hypothetical return, including reinvestment of dividends, on $100 if it was invested on December 31, 2005 in the respective stocks or index fund.

	Indexed Returns Years Ended December 31,
	Base Period
Company Name/Index	2005	2006	2007	2008	2009	2010
Lawson Products	100.00	123.41	104.09	64.44	50.66	72.61
S&P Smallcap 600	100.00	115.12	114.78	79.11	99.34	106.63
Peer Group	100.00	97.82	115.02	92.95	114.65	165.03

ITEM 6.	SELECTED FINANCIAL DATA.
The following selected financial data should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto included elsewhere in this Annual Report. The income statement data and balance sheet data are for, and as of the end of each of, the years in the five-year period ended December 31, 2010, and are derived from the audited Consolidated Financial Statements of the Company. The results of discontinued operations have been reclassified from continuing operations for all periods presented.

	(Dollars in thousands, except per share data)
		(as adjusted)	(as adjusted)	(as adjusted)	(as adjusted)
	2010 (1)	2009	2008 (2)	2007	2006

Net sales	$316,780	$301,769	$376,572	$390,307	$386,780

Income (loss) from continuing operations before cumulative effect of accounting change (3)	$9,590	$1,912	$(23,679)	$8,262	$9,364
Income (loss) from discontinued operations	(2,653)	(4,648)	(3,952)	2,367	3,609

Income (loss) before cumulative effect of accounting change	6,937	(2,736)	(27,631)	10,629	12,973
Cumulative effect of accounting change, net of tax	—	—	—	—	(361)

Net income (loss)	$6,937	$(2,736)	$(27,631)	$10,629	$12,612

Basic income (loss) per share of common stock:
Continuing operations before cumulative effect of accounting change	$1.13	$0.22	$(2.78)	$0.97	$1.05
Discontinued operations	(0.32)	(0.54)	(0.46)	0.28	0.41
Cumulative effect of accounting change	—	—	—	—	(0.04)

Net income (loss)	$0.81	$(0.32)	$(3.24)	$1.25	$1.42

Diluted income (loss) per share of common stock:
Continuing operations before cumulative effect of accounting change	$1.12	$0.22	$(2.78)	$0.97	$1.05
Discontinued operations	(0.31)	(0.54)	(0.46)	0.28	0.41
Cumulative effect of accounting change	—	—	—	—	(0.04)

Net income (loss)	$0.81	$(0.32)	$(3.24)	$1.25	$1.42

Cash dividends declared per share	$0.32	$0.18	$0.80	$0.80	$0.80

Total assets	$236,384	$241,647	$271,223	$299,863	$281,292

Noncurrent liabilities	$37,968	$41,761	$64,139	$52,660	$48,320

Stockholders’ equity	$142,865	$136,646	$138,744	$174,361	$170,317

Notes:

(1)	The 2010 results include a $4.1 million benefit from legal settlements and a $1.7 million gain on sale of assets.

(2)	The 2008 results include a $4.0 million charge related to unclaimed property liabilities.

(3)
Settlement and related charges of $0.2 million, $31.7 million, $5.8 million and $3.2 million related to the investigation and Deferred Prosecution Agreement were recorded in 2009, 2008, 2007 and 2006, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
In 2010, the economy improved modestly from the global recession that affected previous periods, particularly in the latter half of the year. Sales from continuing operations increased by 5.0% during 2010 compared to 2009 versus a decline of 19.9% in 2009 from 2008. During this period, many of our customers reduced their inventories, suspended purchases of industrial supplies and downgraded the quality of product purchased due to the overall deterioration of the economy. Additionally, the contraction in the credit market made it difficult for many of our customers to finance purchases or expand their businesses.
We continue to review our strategic alternatives with a focus on our ability to meet customer demands in the current competitive environment. As a result, we developed a comprehensive plan focused on driving sales and improving our operating margins. During 2009 and 2010, we began transforming our current platform and infrastructure by executing on the following three initiatives to improve our core MRO business: (1) restructuring our sales organization, (2) optimizing our distribution network and (3) replacing our legacy information systems with a best-in-class ERP system. We dedicated a number of internal resources and made investments in these initiatives as we believe they will position us to better serve our existing customers and grow the organization in the future. We believe this is the right long-term strategy and, in 2010, we began to realize early benefits from these initiatives, including sales agent productivity improvements and reduced distribution expenses.
We are taking action to improve our current sales agent model while attempting to retain its advantages. During 2010, we completed the conversion of district sales managers into full-time employees who are now able to concentrate their efforts on managing their respective territories and increasing sales productivity. We also continued to streamline our cost structure including efficiencies in our distribution center network while maintaining high service levels to our customers. During 2009, we closed two distribution centers to better align our supply chain with our customer base and eliminate redundancies within our distribution network allowing us to realize cost savings throughout 2010. Along with these savings, the Company also implemented comprehensive cost control measures throughout the organization. Additionally, we have performed a comprehensive review of our existing information systems and have selected a new ERP solution that is planned for implementation in a phased approach throughout 2011. These initiatives, which are described in Item 1 — Business, will require additional effort and investment over the next few years, but should lead to a much more efficient, responsive and profitable organization in the future. These efforts, contributed to our improved operating income of $16.9 million in 2010 from $1.4 million in 2009.
In 2010, we sold substantially all of the assets of ACS and Rutland in two separate transactions for an aggregate sales price of $30.0 million plus the assumption of certain liabilities. These proceeds should allow us to re-invest in our core MRO business to drive internal growth and strategic acquisitions. We continue to evaluate alternatives regarding our remaining OEM operation, Automatic Screw Machine Products.
In addition to the cash received from the sale of the ACS and Rutland assets, we generated $21.3 million of cash from operations prior to making our last payment obligation under the DPA settlement agreement of $10.0 million. We ended the year with $40.6 million of cash and no outstanding borrowings. We shared these strong cash flows with our stockholders by increasing our quarterly dividend in 2010 to $0.12 per share.

SUMMARY OF FINANCIAL PERFORMANCE

	(Dollars in thousands)
	Year Ended December 31,
			(as adjusted)		(as adjusted)
	2010		2009		2008
		% of		% of		% of
		Net		Net		Net
	Amount	Sales	Amount	Sales	Amount	Sales

Net sales
MRO	$303,138	95.7%	$289,715	96.0%	$357,092	94.8%
OEM	13,642	4.3	12,054	4.0	19,480	5.2

Consolidated total	$316,780	100.0%	$301,769	100.0%	$376,572	100.0%

Gross profit
MRO	$192,544	63.5%	$184,430	63.7%	$233,525	65.4%
OEM	2,282	16.7	1,129	9.4	3,262	16.8

Consolidated total	194,826	61.5	185,559	61.5	236,787	62.9

Operating expenses:
Selling, general and administrative expenses	180,021	56.8	177,421	58.8	211,100	56.1
Severance expenses	3,629	1.2	6,228	2.1	5,238	1.4
Loss (gain) on sale of assets	(1,701)	(0.5)	16	—	44	—
Other operating (income) expenses	(4,050)	(1.3)	481	0.1	35,616	9.4

Total operating expenses	177,899	56.2	184,146	61.0	251,998	66.9

Operating income (loss)	16,927	5.3	1,413	0.5	(15,211)	(4.0)

Interest expense	(391)	(0.1)	(1,037)	(0.3)	(789)	(0.2)
Other income	160	0.1	1,029	0.3	626	0.1

Income (loss) from continuing operations before income tax expense	16,696	5.3	1,405	0.5	(15,374)	(4.1)

Income tax expense (benefit)	7,106	2.3	(507)	(0.1)	8,305	2.2

Income (loss) from continuing operations	$9,590	3.0%	$1,912	0.6%	$(23,679)	(6.3)%

Previously reported annual results of operations have been reclassified to reflect the effect of discontinuing the ACS and Rutland businesses and the change in accounting policy to classify costs associated with shipping and handling fees billed to our customers from SG&A to Cost of goods sold.

	(Dollars in thousands)
		Less:	Less: outbound
	Previously	discontinued	shipping
	reported	operations	re-class	As adjusted
Year Ended December 31, 2009

Net sales
MRO	$320,400	$30,685	$—	$289,715
OEM	58,481	46,427	—	12,054

Consolidated total	$378,881	$77,112	$—	$301,769

Gross profit
MRO	$207,103	$12,459	$10,214	$184,430
OEM	10,674	9,441	104	1,129

Consolidated total	217,777	21,900	10,318	185,559

Total operating expenses	223,364	28,900	10,318	184,146

Operating income (loss)	(5,587)	(7,000)	—	1,413
Interest expense	(1,037)	—	—	(1,037)
Other income	887	(142)	—	1,029

Income (loss) from continuing operations before income tax expense	(5,737)	(7,142)	—	1,405
Income taxes	(3,121)	(2,614)	—	(507)

Income (loss) from continuing operations	$(2,616)	$(4,528)	$—	$1,912

	(Dollars in thousands)
		Less:	Less: outbound
	Previously	discontinued	shipping
	reported	operations	re-class	As adjusted
Year Ended December 31, 2008

Net sales
MRO	$403,584	$46,492	$—	$357,092
OEM	81,623	62,143	—	19,480

Consolidated total	$485,207	$108,635	$—	$376,572

Gross profit
MRO	$266,371	$19,739	$13,107	$233,525
OEM	12,627	9,208	157	3,262

Consolidated total	278,998	28,947	13,264	236,787

Total operating expenses	299,229	33,967	13,264	251,998

Operating loss	(20,231)	(5,020)	—	(15,211)
Interest expense	(789)	—	—	(789)
Other income	320	(306)	—	626

Loss from continuing operations before income tax expense	(20,700)	(5,326)	—	(15,374)
Income taxes	6,360	(1,945)	—	8,305

Loss from continuing operations	$(27,060)	$(3,381)	$—	$(23,679)

RESULTS OF OPERATIONS FOR 2010 AS COMPARED TO 2009
Net Sales and Gross Profit
Sales and gross profit results for the years ended December 31, 2010 and 2009 were as follows:

	(Dollars in thousands)
	Year ended December 31,		Change
		(as adjusted)
	2010	2009	Amount	%

Net sales
MRO	$303,138	$289,715	$13,423	4.6%
OEM	13,642	12,054	1,588	13.2

Consolidated	$316,780	$301,769	$15,011	5.0

Gross profit
MRO	$192,544	$184,430	$8,114	4.4%
OEM	2,282	1,129	1,153	102.1

Consolidated	$194,826	$185,559	$9,267	5.0

Gross profit margin
MRO	63.5%	63.7%
OEM	16.7	9.4
Consolidated	61.5	61.5
Net sales for 2010 increased 5.0% to $316.8 million from $301.8 million in 2009. MRO net sales increased $13.4 million or 4.6% in 2010 to $303.1 million from $289.7 million in 2009 driven by sales increases in the Strategic, Government and Automotive sectors of our business. A modest improvement in the economy also contributed to the net sales increase, particularly in the second half of the year. An improvement in average daily sales per agent and average orders per day drove average MRO daily sales from $1.150 million in 2009 to $1.203 million in 2010.
OEM net sales increased $1.6 million or 13.2% in 2010 to $13.6 million from $12.1 million in 2009 primarily driven by growth within our existing customer base and the addition of new customers.
Consistent with the increase in sales, overall gross profit increased 5.0% in 2010 to $194.8 million from $185.6 million in 2009. As a percent of sales, gross profit margin remained constant for both 2010 and 2009 at 61.5%. MRO gross profit increased $8.1 million in 2010 to $192.5 million from $184.4 million in 2009. As a percent of net sales, MRO gross profit decreased slightly to 63.5% in 2010 from 63.7% in 2009 primarily due to an increased volume of business from strategic customers that generate lower gross margins.
OEM gross profit increased $1.2 million in 2010 to $2.3 million from $1.1 million in 2009. Gross profit as a percent of net sales increased to 16.7% in 2010 from 9.4% in 2009. The increase in the gross profit percentage is primarily attributable to more aggressive pricing of sales contracts and higher sales volume spread over a partially fixed overhead structure.
Selling, General and Administrative Expenses
SG&A expenses were $180.0 million or 56.8% of net sales and $177.4 million or 58.8% of net sales in 2010 and 2009, respectively. Commission expenses decreased to $67.9 million in 2010 from $70.4 million in 2009 and decreased as a percent of MRO sales to 22.3% in 2010 from 24.3% in 2009. The decrease, as a percent of sales, reflects the changes of the district sales managers transitioning to full-time employees during 2010 and an increase in sales to customers with a lower commission percentage.

Excluding commission expenses, the remaining Selling, general and administrative expenses increased $4.9 million or 4.8%. The increase was primarily driven by the transition of independent district sales managers to full-time employees, ERP implementation expenses of $3.8 million since the commencement of the project, and higher incentive compensation expense as a result of improved performance and an increase in our stock price. These increases were partially offset by lower legal fees, a full year of savings from the closure of the Dallas, Texas and Charlotte, North Carolina distribution centers in 2009 and a continued effort to streamline our overall cost structure.
Severance Expenses
Severance expenses were $3.6 million in 2010 compared to $6.2 million in 2009. A restructuring of some of our managerial responsibilities focused on improved operating efficiencies in 2010 resulted in the elimination of certain positions within both the sales and corporate teams. In 2009 we reduced the size of our workforce across the organization in response to the economic recession.
Loss (Gain) on Sale of Assets
In 2010, we sold our previously discontinued Dallas, Texas distribution center for $2.0 million, resulting in a gain of $1.7 million.
Other Operating (Income) Expenses
In 2010, we recorded a $4.1 million benefit related to proceeds received from a settlement agreement and legal remedies related to the actions of several former sales agents and the Share Corporation (“Share”) alleging, among other things, breach of contract and interference with our customer relationships. In exchange for the proceeds, we agreed to settle all related claims with Share and the former sales agents.
In 2009, we recorded an impairment charge of $0.3 million to reduce the carrying value of certain property, plant and equipment in our OEM segment to fair value. We also incurred $0.2 million of costs related to the DPA.
Interest Expense
Interest expense decreased $0.6 million to $0.4 million in 2010 from $1.0 million in 2009 as strong cash flows from operations allowed us to reduce the average balance outstanding on our revolving line of credit during the year.
Other Income
Other income was $0.2 million in 2010 compared to $1.0 million in 2009. Other income in 2009 included a non-recurring $0.6 million gain on the sale of an investment.
Income Tax Expense
The effective tax rates for continuing operations for 2010 and 2009 were 42.6% and (36.1)%, respectively. The 2010 effective tax rate reflects the effect of capital losses not expected to be utilized due to tax effects of the sales of ACS and Rutland and other deferred expenses. The 2009 effective tax rate reflects the effect of the agreement reached with the Internal Revenue Service Appeals Office for the years 2000 through 2003, as well as a decrease in the valuation allowance recorded for the capital loss carryforward.

RESULTS OF OPERATIONS FOR 2009 AS COMPARED TO 2008
Net Sales and Gross Profit
Sales and gross profit results for the years ended December 31, 2009 and 2008 were as follows:

	(Dollars in thousands)
	Year ended December 31,		Decrease
	(as adjusted)	(as adjusted)
	2009	2008	Amount	%

Net sales
MRO	$289,715	$357,092	$(67,377)	(18.9)%
OEM	12,054	19,480	(7,426)	(38.1)

Consolidated	$301,769	$376,572	$(74,803)	(19.9)

Gross profit
MRO	$184,430	$233,525	$(49,095)	(21.0)%
OEM	1,129	3,262	(2,133)	(65.4)

Consolidated	$185,559	$236,787	$(51,228)	(21.6)

Gross profit margin
MRO	63.7%	65.4%
OEM	9.4	16.7
Consolidated	61.5	62.9
Net sales for 2009 decreased 19.9% to $301.8 million from $376.6 million in 2008 as the global economic recession and contraction in the credit markets continued to weaken customer demand throughout our industry. The sales decline was reflected in both the MRO and the OEM segments. MRO net sales decreased $67.4 million or 18.9% in 2009 to $289.7 million from $357.1 million in 2008. OEM net sales decreased $7.4 million or 38.1% in 2009 to $12.1 million from $19.5 million in 2008.
Gross profit decreased $51.2 million in 2009 to $185.6 million from $236.8 million in 2008. The gross profit margin declined to 61.5% in 2009 from 62.9% in 2008. MRO gross profit decreased $49.1 million in 2009 to $184.4 million from $233.5 million in 2008. MRO gross profit as a percent of net sales decreased to 63.7% in 2009 from 65.4% in 2008 primarily due to an increasingly competitive pricing environment and a change in the sales mix to lower margin products.
OEM gross profit decreased in 2009 to $1.1 million from $3.3 million in 2008. Gross profit as a percent of net sales decreased to 9.4% in 2009 from 16.7% in 2008. The decline in the gross profit percentage is primarily due to a significantly lower sales base resulting in lower production efficiency and a lower sales base to allocate fixed production costs.
Selling, General and Administrative Expenses
SG&A expenses were $177.4 million or 58.8% of net sales and $211.1 million or 56.1% of net sales in 2009 and 2008, respectively. The $33.7 million reduction in 2009 includes a $21.0 million reduction in sales agent compensation and $12.7 million due to cost containment initiatives. Agent commissions as a percent of MRO sales decreased slightly to 24.3% for 2009 compared to 25.3% for 2008 due to a mix in the customer base. Other cost containment initiatives included a reduction in workforce, a temporary suspension in annual compensation increases and curtailment or delayed spending on certain services and supplies. We also recognized savings through the closure of two of our distribution centers. SG&A as a percent of net sales increased 2.7 percentage points in 2009 as fixed costs were not reduced in proportion to the accelerated decrease in net sales.

Severance Expenses
During 2009, we implemented certain cost reduction measures in response to the deteriorating economic conditions. These measures included a reduction in force across the organization including the closure of our Charlotte, North Carolina and Dallas, Texas distribution centers. The upfront cost we incurred in 2009 to implement these measures was $6.2 million, primarily related to the work force reduction.
In 2008, we recorded $5.2 million of severance and other charges related to severance costs associated with the departure of certain executives and employees and operational efficiency improvement initiatives.
Other Operating (Income) Expenses
Other operating expenses for 2009 include settlement expenses of $0.2 million related to legal and other fees from the DPA and an impairment charge of $0.3 million to reduce the carrying value of certain property, plant and equipment in our OEM segment to fair value.
Other operating expenses for 2008 included unclaimed property liabilities of $4.0 million and settlement costs of $31.7 million. Settlement costs consisted of $30.0 million related to the DPA with the U.S. Attorney’s Office and $1.7 million of expense in connection with the investigation.
Interest Expense
Interest expense increased $0.2 million to $1.0 million in 2009 from $0.8 million in 2008. This increase in interest expense was due to an increase in average borrowings in 2009.
Other Income
Other income was $1.0 million in 2009 compared to $0.6 million in 2008. Other income in 2009 included a non-recurring $0.6 million gain on the sale of an investment.
Income Tax Expense
We recorded a $0.5 million income tax benefit based on pre-tax income of $1.4 million in 2009 compared to a $8.3 million income tax expense based on a pre-tax loss of $15.4 million in 2008. The 2009 income tax benefit reflects the effect of the agreement reached with the Internal Revenue Service Appeals Office for the years 2000 through 2003, as well as a decrease in the valuation allowance recorded for the capital loss carryforward, due to our ability to realize a portion of the capital loss against future capital gains prior to expiration in 2012. The 2008 income tax expense reflects the effect of $29.2 million related to the penalty under the DPA which was non-deductible and a $6.1 million non-deductible expense related to a decline in the cash value of life insurance.

LIQUIDITY AND CAPITAL RESOURCES
Cash provided by operating activities for 2010, 2009 and 2008 was $11.3 million, $10.6 million and $7.5 million, respectively. Cash from operations was net of $10.0 million settlement payments in 2010, 2009 and 2008, respectively. In 2010, cash was primarily generated from operating income and proceeds received from the sale of ACS and Rutland. In 2009 and 2008, cash was primarily generated through the streamlining of working capital by reducing excess inventories and increased collection of accounts receivable. Working capital increased to $79.4 million on December 31, 2010 from $75.1 million on December 31, 2009.
Cash used to purchase property, plant and equipment was $10.0 million in 2010 compared to $2.7 million in 2009 and $2.9 million in 2008. Purchases during 2010 included $6.5 million for the new ERP system. We received $2.0 million of proceeds from the sale of our Dallas, Texas property in 2010 and $2.2 million of proceeds from the sale of our Charlotte, North Carolina property in 2009. Our financing activities included dividends paid to stockholders of our common stock of $2.2 million, $2.7 million and $6.8 million in 2010, 2009 and 2008, respectively and net payments on our line of credit of $7.7 million and $3.3 million in 2009 and 2008, respectively.
We have a credit agreement with The PrivateBank and Trust Company (“Credit Agreement”). The Credit Agreement provides us with a total borrowing capacity of $55.0 million in the form of a revolving line of credit and letters of credit and expires on August 21, 2012. Additionally, we have a one-time option, subject to the agent’s consent, to increase the maximum borrowing capacity by an additional $20.0 million, thus increasing the maximum borrowing capacity to $75.0 million. The applicable interest rate margins for borrowings are based on the Company’s debt to EBITDA ratio and range from LIBOR plus 2.25 to 3.00 or Prime minus .25 to zero percent. The Credit Agreement is secured by cash, accounts receivable and inventory. At December 31, 2010, we had no borrowings outstanding on our revolving line of credit and $1.3 million of outstanding letters of credit, leaving borrowing availability at $53.7 million.
The Credit Agreement limits our annual dividend distribution to $7.0 million and, in addition to other customary representations, warranties and covenants, it requires us to comply with the following financial covenants, as defined in the Credit Agreement. On December 31, 2010 we were in compliance with all covenants as detailed below:

Covenant	Requirement	Actual
Minimum EBITDA, as defined in the amended Credit Agreement	$10.0 million	$26.8 million
Cash plus accounts receivable and inventory to debt ratio	2.00:1.00	91.84:1.00
Minimum tangible net worth	$55.0 million	$88.2 million
Debt service ratio	1.2	34.5
We believe that cash provided by operations and the $55.0 million revolving line of credit will be sufficient to fund our operating requirements, strategic initiatives and capital improvements for the upcoming fiscal year.

CONTRACTUAL OBLIGATIONS
Contractual obligations, including discontinued operations, on December 31, 2010 that require cash payment over future periods are as follows:

	(Dollars in thousands)
		Payments due in years ended December 31,
	Total	2011	2012 – 2013	2014 – 2015	Thereafter

Operating leases	$1,461	$778	$610	$73	$—
Capital leases	1,152	768	312	72	—
Deferred compensation	13,220	2,422	2,687	1,419	6,692
Security bonus plan (1)	25,739	137	—	—	25,602
Severance obligation	3,327	2,490	837	—	—
Long term incentive plan (2)	1,751	1,492	259	—	—
Purchase commitments	4,281	4,281	—	—	—

Total contractual cash obligations	$50,931	$12,368	$4,705	$1,564	$32,294

(1)
Payments to participants of the security bonus plan are made on a lump sum basis at time of separation from the Company. Payouts for known separation dates have been included in the scheduled year of payout, while payouts for unknown separation dates are reflected in the thereafter column.

(2)	Amounts owed in 2011 relate to the 2003-2008 LTIP plan. Amounts owed in 2012-2013 relate to the 2010-2012 LTIP plan and are subject to increase or decrease based on future operating performance.
OFF-BALANCE SHEET ARRANGEMENTS
As of December 31, 2010, we had future minimum operating lease commitments of $1.5 million, principally for facilities and equipment. We also had contractual commitments to purchase $4.3 million of product from our suppliers in 2011.
CRITICAL ACCOUNTING POLICIES
We have disclosed our significant accounting policies in Note 2 to the Consolidated Financial Statements. The following provides supplemental information to these accounting policies as well as information on the accounts requiring more significant estimates.
Allowance for Doubtful Accounts — We evaluate the collectability of accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings, substantial down-grading of credit ratings), a specific reserve for bad debts is recorded against amounts due to reduce the receivable to the amount we believe will be collected. For all other customers, we recognize reserves for bad debts based on our historical experience of bad debt write-offs as a percent of accounts receivable outstanding. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations), the estimates of the recoverability of amounts due to us could be revised by a material amount. At December 31, 2010, our allowance reserve was 3.1% of our gross accounts receivables outstanding. A hypothetical change of one percent to our reserve allowance would have affected our annual doubtful accounts expense by approximately $0.3 million.
Inventory Reserves —Inventories consist principally of finished goods and are stated at the lower of cost (first-in-first-out method) or market. Most of our products are not exposed to the risk of obsolescence due to technology changes. However, some of our products do have a limited shelf life, and from time to time we add and remove items from our catalogs, brochures or website for marketing and other purposes. In addition, we carry varying levels of customer specific inventory.
To reduce our inventory to a lower of cost or market value, we record a reserve for slow-moving and obsolete inventory based on historical experience and monitoring current inventory activity. We use estimates to determine the necessity of recording these reserves based on periodic detailed analysis reviews using both qualitative and quantitative factors. As part of this analysis, we consider several factors including the inventories’ length of time on hand, historical sales, product shelf life, product life cycle, product classification, and product obsolescence. In general, depending on product classification, we reserve inventory with low turnover at higher rates than inventory with high turnover. Our policy is to not re-value inventory to the original cost basis subsequent to establishing a new cost basis.

At December 31, 2010, our inventory reserve was $4.7 million, equal to approximately 9% of our total inventory. A hypothetical change of one percent to our reserve allowance would have affected our cost of goods sold by $0.5 million.
Income Taxes — Deferred tax assets or liabilities reflect temporary differences between amounts of assets and liabilities for financial and tax reporting. Such amounts are adjusted, as appropriate, to reflect changes in enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established to offset any deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The determination of the amount of a valuation allowance to be provided on recorded deferred tax assets involves estimates regarding (1) the timing and amount of the reversal of taxable temporary differences, (2) expected future taxable income, (3) the impact of tax planning strategies and (4) the ability to carry back deferred tax assets to offset prior taxable income. In assessing the need for a valuation allowance, we consider all available positive and negative evidence, including past operating results, projections of future taxable income and the feasibility of ongoing tax planning strategies. The projections of future taxable income include a number of estimates and assumptions regarding our volume, pricing and costs. Additionally, valuation allowances related to deferred tax assets can be impacted by changes to tax laws. Significant judgment is required in determining income tax provisions as well as deferred tax asset and liability balances, including the estimation of valuation allowances and the evaluation of tax positions.
The Company recognizes the benefit of tax positions when a benefit is more likely than not (i.e., greater than 50% likely) to be sustained on its technical merits. Recognized tax benefits are measured at the largest amount that is more likely than not to be sustained, based on cumulative probability, in final settlement of the position. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.
Goodwill Impairment — Goodwill, all of which is included in our MRO segment, is tested annually during the fourth quarter, or when events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Impairment of goodwill is evaluated using a two step process. First the fair value of the reporting unit is compared with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and thus, the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.
We estimate the fair value of the MRO segment using a market approach, which relies on the market value of companies that are engaged in the same line of business. We also prepare a discounted cash flow (“DCF”) analysis based on our operating plan to determine a range of fair values. The DCF model relies on a number of assumptions that have a significant affect on the resulting fair value calculation and may change in future periods. Estimated future cash flows are affected both by future economic conditions outside the control of management and operating results directly related to management’s execution of our business strategy. Our DCF model is also affected by our estimate of a discount rate that is consistent with the weighted average cost of capital that we anticipate a potential market participant would use.
We then assess the reasonableness of our estimate of the fair value of the MRO segment. This is done by applying the same valuation methodology and estimates described above to the entire Company and reconciling the resulting estimated fair value of the consolidated Company to its market capitalization based on the trading range of the Company’s stock near the measurement date.
Currently, the calculated fair value of the MRO segment exceeds its carrying value by over $57 million using our most conservative estimate and, therefore, is not considered impaired. Changes in the assumptions used in our DCF calculation could have a material affect on the fair value estimate and could change our assessment of impairment. A hypothetical 10% decrease in the estimated future annual cash flows generated by the MRO segment would decrease its estimated fair value by approximately $16 million. A hypothetical 100 basis point increase in the discount rate would decrease its estimated fair value by approximately $14 million.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
One of our subsidiaries is located and operates in Canada using the Canadian dollar as its functional currency. Operating results are translated into U.S. dollars when consolidated into our financial statements. Therefore, we are exposed to market risk relating to the change in the value of the Canadian dollar relative to the U.S. dollar. A hypothetical 10% change in the Canadian foreign currency exchange rate would have affected our 2010 net sales by $2.9 million and net assets by $2.2 million.
Certain compensation awards have been granted to our directors, officers and key employees that are payable in cash, based upon the market price of our common stock. These awards are re-measured each reporting period and the effect of the change in the share price is reflected in our operating results. A hypothetical 10% change in the price of our common stock on December 31, 2010 would have affected our 2010 operating income by $0.4 million.
A number of our current and past employees have opted to defer a portion of their earned compensation to be paid at a future date. These individuals have the ability to invest the funds in one or more portfolios that track the performance of various mutual funds. As of December 31, 2010, we recorded a $13.2 million liability equal to the market value amount of the funds owed. Additionally, we have invested funds in life insurance policies on certain executives. The cash surrender value of the policies is invested in various investment instruments and the $15.7 million market value of these investment instruments has been recorded as an asset on our financial statements as of December 31, 2010. The change in the market value of the funds supporting our deferred compensation plan and the cash surrender value of the life insurance policies is recorded as a component of income and a hypothetical 10% increase or decrease in the investment portfolios of both the cash value of life insurance asset and the deferred compensation liability would have affected our 2010 operating income by $0.2 million.
We are exposed to market risk relating to increased commodity and energy costs affecting the production costs of our vendors. These vendors typically look to pass their increased costs along to us and if we are unable to fully pass these costs through to our customers or to modify our activities, the impact would have an adverse effect on our operating profit margins.
On December 31, 2010, we had no borrowings outstanding on our revolving line of credit. However, in future years, operating results may be exposed to the market risk of fluctuations in the variable interest rate charged on our revolving line of credit.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The following information is presented in this item:

Report of Independent Registered Public Accounting Firm
on Consolidated Financial Statements
To the Stockholders and Board of Directors
Lawson Products, Inc.
We have audited the accompanying consolidated balance sheets of Lawson Products, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lawson Products, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the Company has elected to change its method of accounting for the classification of costs in the Consolidated Statement of Operations related to shipping and handling fees charged to customers effective December 31, 2010.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lawson Products, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2011, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Chicago, Illinois
February 17, 2011

Lawson Products, Inc.
Consolidated Balance Sheets
(Dollars in thousands)

	December 31,
		(as adjusted)
	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$40,566	$8,787
Accounts receivable, less allowance for doubtful accounts of $1,085 and $882, respectively	33,398	29,397
Inventories	47,167	43,397
Miscellaneous receivables and prepaid expenses	8,905	10,142
Deferred income taxes	4,251	4,819
Property held for sale	—	332
Discontinued operations	619	41,446

Total current assets	134,906	138,320

Property, plant and equipment, less accumulated depreciation and amortization	44,442	40,328

Cash value of life insurance	15,660	17,021
Deferred income taxes	11,492	15,249
Goodwill	28,307	27,957
Other assets	1,577	2,461
Discontinued operations	—	311

Total assets	$236,384	$241,647

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$18,195	$12,302
Accrued expenses and other liabilities	35,348	33,086
Settlement payable	—	10,000
Discontinued operations	2,008	7,852

Total current liabilities	55,551	63,240

Noncurrent liabilities and deferred credits:
Security bonus plan	25,602	25,931
Deferred compensation	10,792	10,374
Other	1,574	5,456

	37,968	41,761

Commitments and contingencies — Note 13

Stockholders’ equity:
Preferred stock, $1 par value: Authorized — 500,000 shares, Issued and outstanding — None	—	—
Common stock, $1 par value: Authorized — 35,000,000 shares, Issued and outstanding — 8,534,028 and 8,522,001 shares, respectively	8,534	8,522
Capital in excess of par value	5,328	4,780
Retained earnings	126,098	121,888
Treasury stock — 2,703 and 0 shares held, respectively	(70)	—
Accumulated other comprehensive income	2,975	1,456

Total stockholders’ equity	142,865	136,646

Total liabilities and stockholders’ equity	$236,384	$241,647

See notes to Consolidated Financial Statements

Lawson Products, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share data)

	Year Ended December 31,
		(as adjusted)	(as adjusted)
	2010	2009	2008

Net sales	$316,780	$301,769	$376,572
Cost of goods sold	121,954	116,210	139,785

Gross profit	194,826	185,559	236,787

Operating expenses:
Selling, general and administrative expenses	180,021	177,421	211,100
Severance expenses	3,629	6,228	5,238
Loss (gain) on sale of assets	(1,701)	16	44
Other operating (income) expenses	(4,050)	481	35,616

Operating expenses	177,899	184,146	251,998

Operating income (loss)	16,927	1,413	(15,211)

Interest expense	(391)	(1,037)	(789)
Other income, net	160	1,029	626

Income (loss) from continuing operations before income taxes	16,696	1,405	(15,374)
Income tax expense (benefit)	7,106	(507)	8,305

Income (loss) from continuing operations	9,590	1,912	(23,679)
Discontinued operations, net	(2,653)	(4,648)	(3,952)

Net income (loss)	$6,937	$(2,736)	$(27,631)

Basic income (loss) per share of common stock:
Continuing operations	$1.13	$0.22	$(2.78)
Discontinued operations	(0.32)	(0.54)	(0.46)

Net Income (loss)	$0.81	$(0.32)	$(3.24)

Diluted income (loss) per share of common stock:
Continuing operations	$1.12	$0.22	$(2.78)
Discontinued operations	(0.31)	(0.54)	(0.46)

Net Income (loss)	$0.81	$(0.32)	$(3.24)

See notes to Consolidated Financial Statements

Lawson Products, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands)

	Common	Capital in			Accumulated Other
	Stock,	Excess of	Retained	Treasury	Comprehensive	Comprehensive
	$1 par value	Par Value	Earnings	Stock	Income (loss)	Income (loss)

Balance at January 1, 2008	$8,522	$4,774	$160,606	$—	$459

Net loss	—	—	(27,631)	—	—	$(27,631)
Other comprehensive loss, net of tax:
Adjustment for foreign currency translation	—	—	—	—	(1,169)	(1,169)

Comprehensive loss for the year	—	—	—	—	—	$(28,800)

Cash dividends declared	—	—	(6,817)	—	—

Balance at December 31, 2008	8,522	4,774	126,158	—	(710)

Net loss	—	—	(2,736)	—	—	$(2,736)
Other comprehensive loss, net of tax:
Adjustment for foreign currency translation	—	—	—	—	2,166	2,166

Comprehensive loss for the year	—	—	—	—	—	$(570)

Stock based compensation	—	6	—	—	—
Cash dividends declared	—	—	(1,534)	—	—

Balance at December 31, 2009	8,522	4,780	121,888	—	1,456

Net income	—	—	6,937	—	—	$6,937
Other comprehensive income, net of tax:
Adjustment for foreign currency translation	—	—	—	—	1,519	1,519

Comprehensive income for the year	—	—	—	—	—	$8,456

Stock based compensation	12	548	—	—	—
Share repurchase	—	—	—	(70)	—
Cash dividends declared	—	—	(2,727)	—	—

Balance at December 31, 2010	$8,534	$5,328	$126,098	$(70)	$2,975

See notes to Consolidated Financial Statements

Lawson Products, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
		(as adjusted)	(as adjusted)
	2010	2009	2008
Operating activities
Net income (loss)	$6,937	$(2,736)	$(27,631)
Loss from discontinued operations	2,653	4,648	3,952

Income (loss) from continuing operations	9,590	1,912	(23,679)

Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	6,306	6,507	7,431
Deferred income taxes	5,220	2,941	666
Stock based compensation expense (benefit)	1,915	12	(843)
Settlement payment	(10,000)	(10,000)	(10,000)
Provision for settlement	—	—	30,000
Loss (gain) on disposal of property and equipment	(1,701)	16	44
Changes in operating assets and liabilities:
Accounts receivable	(4,678)	6,595	5,146
Inventories	(3,539)	6,278	3,304
Prepaid expenses and other assets	2,118	3,403	1,402
Accounts payable and accrued expenses	6,219	(5,532)	(771)
Other	(125)	(1,570)	(5,188)

Net cash provided by operating activities	$11,325	$10,562	$7,512

Investing activities
Purchases of property, plant and equipment	$(10,048)	$(2,721)	$(2,886)
Proceeds from sale of property	2,027	2,179	36
Proceeds from sale of businesses	27,264	—	—

Net cash provided by (used in) investing activities	$19,243	$(542)	$(2,850)

Financing activities
Net payments on revolving line of credit	$—	$(7,700)	$(3,300)
Dividends paid	(2,216)	(2,727)	(6,817)
Other	(32)	(420)	—

Net cash used in financing activities	$(2,248)	$(10,847)	$(10,117)

Discontinued operations
Operating cash flows	$3,463	$5,361	$8,747
Investing cash flows	(4)	(47)	(663)

Net cash provided by discontinued operations	$3,459	$5,314	$8,084

Increase in cash and cash equivalents	31,779	4,487	2,629

Cash and cash equivalents at beginning of year	8,787	4,300	1,671

Cash and cash equivalents at end of year	$40,566	$8,787	$4,300

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
Revenue Recognition — Net Sales includes product sales, billings for freight and handling charges and fees earned for services provided. Sales and associated cost of goods sold are generally recognized when products are shipped and title passes to customers. We accrue for returns based on historical evidence of rates of return.
Shipping and Handling Fees and Costs — Shipping and handling fees charged to customers totaled $13.0 million, $12.6 million and $15.5 million in 2010, 2009 and 2008, respectively, and are included in the caption Net sales on the Consolidated Statements of Operations. Costs related to shipping and handling fees are included in Cost of goods sold. Previously, shipping and handling costs were included in Selling, general and administrative expenses (see Change in Accounting Principle below).
Change in Accounting Principle — In 2010, the Company changed how it presents costs related to shipping and handling fees charged to customers. In previous periods, these shipping and handling costs were included as a component of selling, general and administrative expenses. The Company now includes these costs as a component of cost of goods sold. This is viewed as the preferable method of accounting for these costs based upon: (1) the Financial Accounting Standards Board (“FASB”) supports this accounting method, (2) this accounting method includes costs associated with revenues in the calculation of gross profit, and (3) this accounting method increases the Company’s comparability to industry competitors.
The following table provides the reconciliation from previously reported financial data to as adjusted:

		(Dollars in thousands)
		Less:	Less: outbound
	Previously	discontinued	shipping
	reported	operations	reclass	As adjusted

Year ended December 31, 2009

Net sales	$378,881	$77,112	$—	$301,769
COGS	161,104	55,212	(10,318)	116,210

Gross profit	$217,777	$21,900	$10,318	$185,559
Gross profit %	57.5%			61.5%

Year ended December 31, 2008

Net sales	$485,207	$108,635	$—	$376,572
COGS	206,209	$79,688	(13,264)	139,785

Gross profit	$278,998	$28,947	$13,264	$236,787
Gross profit %	57.5%			62.9%
Selling, general, and administrative expense was reduced and cost of goods sold was increased by $10.3 million and $13.3 million for 2009 and 2008, respectively. Gross profit and gross profit percentage were reduced accordingly. The change had no effect on income from continuing operations, net income, earnings per share, or retained earnings for any period.

Lawson Products, Inc.
Notes to Consolidated Financial Statements
Cash Equivalents — The Company considers all highly liquid investments with a maturity of three months or less when purchased, such as money market funds, to be cash equivalents. The Company has $5.0 million invested in money market funds that are valued based on unadjusted quoted market prices.
Allowance for Doubtful Accounts Methodology — The Company evaluates the collectability of accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings, substantial down-grading of credit ratings), a specific reserve for bad debts is recorded against amounts due to reduce the receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes reserves for bad debts based on the Company’s historical experience of bad debt write-offs as a percent of accounts receivable outstanding. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations), the estimates of the recoverability of amounts due the Company could be revised by a material amount.
Inventories — Inventories consist principally of finished goods and are stated at the lower of cost (first-in-first-out method) or market. To reduce inventory to a lower of cost or market value, a reserve is recorded for slow-moving and obsolete inventory based on historical experience and monitoring current inventory activity. Estimates are used to determine the necessity of recording these reserves based on periodic detailed analysis using both qualitative and quantitative factors. As part of this analysis, the Company considers several factors including the inventories length of time on hand, historical sales, product shelf life, product life cycle, product classification and product obsolescence. It is the Company’s policy to not re-value inventory to the original cost basis subsequent to establishing a new cost basis.
Property, Plant and Equipment — Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation expense is computed by the straight-line method for buildings and improvements using useful lives of 20 to 30 years and using the straight-line and double declining balance methods for machinery and equipment, furniture and fixtures and vehicles using useful lives of 3 to 10 years. Amortization of capitalized leases is included in Depreciation expense. Depreciation expense was $3.7 million, $4.2 million and $4.7 million for 2010, 2009 and 2008, respectively. Capitalized software is amortized over estimated useful lives of 3 to 5 years using the straight-line method. Amortization expense of capitalized software was $2.6 million, $2.3 million and $2.7 million for 2010, 2009 and 2008, respectively.
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
Deferred Compensation — The Company’s Executive Deferral Plan (“Deferral Plan”) allows certain executives to defer payment of a portion of their earned compensation. The deferred compensation is recorded in an Account Balance, which is a bookkeeping entry made by the Company to measure the amount due to the participant. The Account Balance is equal to the participant’s deferred compensation, adjusted for increases and or decreases in the amount that the participant has designated to one or more bookkeeping portfolios that track the performance of certain mutual funds. Lawson adjusts the deferred compensation liability to equal the participants’ Account Balances. The increase or decrease is recorded as a component of selling, general and administrative expenses.
Stock-Based Compensation — Compensation based on the share value of the Company’s common stock is valued at its fair value at the grant date and the expense is recognized over the vesting period. Fair value is re-measured each reporting period for liability classified awards that may be redeemable in cash. See Note 14 — Stock Compensation Plans.
Goodwill — Goodwill represents the cost of business acquisitions in excess of the fair value of identifiable net tangible and intangible assets acquired. Goodwill is allocated to the appropriate reporting unit as reviewed by the Company’s chief decision maker responsible for reviewing operating performance and allocating resources. Goodwill is tested annually during the fourth quarter, or when events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Impairment of goodwill is evaluated using a two step process. First, the fair value of the reporting unit is compared with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and thus, the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.

Lawson Products, Inc.
Notes to Consolidated Financial Statements
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
Income Taxes — Deferred tax assets or liabilities reflect temporary differences between amounts of assets and liabilities for financial and tax reporting. Such amounts are adjusted, as appropriate, to reflect changes in enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established to offset any deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The determination of the amount of a valuation allowance to be provided on recorded deferred tax assets involves estimates regarding (1) the timing and amount of the reversal of taxable temporary differences, (2) expected future taxable income, (3) the impact of tax planning strategies and (4) the ability to carry back deferred tax assets to offset prior taxable income. In assessing the need for a valuation allowance, the Company considers all available positive and negative evidence, including past operating results, projections of future taxable income and the feasibility of ongoing tax planning strategies. The projections of future taxable income include a number of estimates and assumptions regarding our volume, pricing and costs. Additionally, valuation allowances related to deferred tax assets can be impacted by changes to tax laws.
Significant judgment is required in determining income tax provisions and in evaluating tax positions. In the normal course of business, the Company and its subsidiaries are examined by various Federal, State and foreign tax authorities. The Company records the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The Company regularly assesses the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. The Company continually assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a revision become known.
The Company recognizes the benefit of tax positions when a benefit is more likely than not (i.e., greater than 50% likely) to be sustained on its technical merits. Recognized tax benefits are measured at the largest amount that is more likely than not to be sustained, based on cumulative probability, in final settlement of the position. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.
Earnings per Share — Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution from the exercise or conversion of outstanding stock options and restricted stock awards into common stock.
Foreign Currency — The accounts of foreign subsidiaries are measured using the local currency as the functional currency. All balance sheet amounts have been translated into U.S. dollars using the exchange rates in effect at the applicable period end. Income statement amounts have been translated using the average exchange rate for the applicable period. The gains and losses resulting from the changes in exchange rates from the translation of subsidiary accounts in local currency to U.S. dollars have been reported as a component of Accumulated other comprehensive income in the Consolidated Balance Sheets. Foreign currency transaction gains and losses result from the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. These gains and losses are included in the Consolidated Statements of Operations and were immaterial for all years presented.
Treasury Stock — In 2010, the Company repurchased 2,703 shares of its common stock from employees upon the vesting of restricted stock to offset the income taxes owed by the those employees. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of stockholders’ equity.

Lawson Products, Inc.
Notes to Consolidated Financial Statements
Use of Estimates — Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.
Recent Accounting Pronouncements
In May 2009, the FASB issued ASC 855, Subsequent Events, which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. ASC 855 distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. In February 2010, the FASB released Accounting Standards Update (“ASU”) No. 2010-09, an update to ASC 855, Subsequent Events, which revised various terms and definitions within the guidance and provided new guidance upon the date which entities must evaluate subsequent events. This ASU states that the Company must evaluate subsequent events through the date the financial statements are issued, rather than the date the financial statements are available to be issued, and the disclosure of this date is no longer required in the notes to the financial statements. The Company has evaluated subsequent events through the issue date of this Form 10-K and has determined that there are no subsequent events to recognize or disclose in the financial statements.
In June 2009, the FASB issued FASB 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which established the Accounting Standards Codification (“ASC”). The ASC supersedes all existing accounting standard documents and has become the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. This pronouncement, updated as ASC 105, became effective for financial statements issued for interim and annual periods ending after September 15, 2010. We have conformed our consolidated financial statements and related Notes to the new codification.
Note 3 — Discontinued operations
Assembly Component Systems, Inc.
On August 31, 2010, the Company entered into a transaction to sell substantially all of the assets of Assembly Component Systems, Inc. (“ACS”), a wholly owned subsidiary, to Supply Technologies LLC (“Supply Technologies”), a wholly owned company of Park-Ohio Holdings Corp. Under terms of the Asset Purchase Agreement (“the Agreement”), Supply Technologies purchased substantially all of the assets of ACS for $19.0 million plus the assumption of certain liabilities. Of the total consideration, $16.0 million was paid to Lawson in cash on September 1, 2010. The remaining balance due, adjusted based on the final value of the working capital of ACS on August 31, 2010, will be paid in quarterly installments over the next three years, subject to the terms of a subordinated promissory note between Supply Technologies and Lawson. A $3.5 million pre-tax loss on the sale was recorded in 2010. As of December 31, 2010, $1.9 million of this note was still outstanding. Of this amount, $1.0 million is classified as current under Miscellaneous receivables and prepaid expenses and the remainder of this balance is classified as a noncurrent asset under Other assets.
ACS was previously included in the Company’s Original Equipment Manufacturing (“OEM”) segment. Losses per share of $0.29 and $0.51 related to the ACS operations in 2009 and 2008, respectively, have been reclassified from continuing operations to discontinued operations.
Rutland Tool & Supply Company, Inc,
On December 10, 2010, the Company completed the sale of substantially all of the assets of Rutland Tool & Supply Company, Inc. (“Rutland”) to Sid Tool Co. Inc., a wholly owned subsidiary of MSC Industrial Direct Co., Inc., (“MSC”) for approximately $11.0 million in cash plus the assumption of certain liabilities. The purchase price may be adjusted based on the final value of the net working capital of Rutland. A $0.4 million pre-tax loss on the sale was recorded in 2010.
Rutland was a separate reporting unit previously included in the Company’s MRO segment for financial reporting purposes. Loss per share of $0.25 and income per share of $0.10 related to the Rutland operations in 2009 and 2008, respectively, have been reclassified from continuing operations to discontinued operations.

Lawson Products, Inc.
Notes to Consolidated Financial Statements
Mexico
The Company closed its operations in Mexico in 2007.
Results
The following table details the components of income (loss) from discontinued operations:

	(Dollars in thousands)
	Year Ended December 31,
	2010	2009	2008

Net sales
ACS	$34,786	$46,427	$62,143
Rutland	32,637	30,685	46,492

Total net sales	$67,423	$77,112	$108,635

Pre-tax operating income (loss) from discontinued operations
ACS	$736	$(3,877)	$(6,830)
Rutland	88	(3,265)	1,504
Mexico	(264)	(120)	(571)

Total pre-tax operating income (loss)	560	(7,262)	(5,897)
Income tax expense (benefit)	645	(2,614)	(1,945)

Net operating loss from discontinued operations	(85)	(4,648)	(3,952)

Sale of discontinued operations
Pre-tax loss on sale of ACS	(3,508)	—	—
Pre-tax loss on sale of Rutland	(442)	—	—

Total pre-tax loss on sale	(3,950)	—	—
Income tax benefit	(1,382)	—	—

Net loss from sale of discontinued operations	(2,568)	—	—

Loss from discontinued operations	$(2,653)	$(4,648)	$(3,952)

Note 4 — Inventories
Components of inventories were as follows:

	(Dollars in thousands)
	December 31,
		(as adjusted)
	2010	2009
Finished goods	$49,084	$45,159
Work in progress	1,203	1,227
Raw materials	1,591	1,759

Total	51,878	48,145
Reserve for obsolete and excess inventory	(4,711)	(4,748)

	$47,167	$43,397

Lawson Products, Inc.
Notes to Consolidated Financial Statements
Note 5 — Property, Plant and Equipment
Components of property, plant and equipment were as follows:

	(Dollars in thousands)
	December 31,
		(as adjusted)
	2010	2009
Land	$8,781	$8,712
Buildings and improvements	49,857	50,730
Machinery and equipment	32,062	31,712
Capitalized software	9,279	10,090
Furniture and fixtures	5,538	5,274
Capital leases	3,210	3,439
Vehicles	247	211
Construction in progress	8,944	348

	117,918	110,516
Accumulated depreciation and amortization	(73,476)	(70,188)

	$44,442	$40,328

Construction in progress includes $6.5 million related to ERP implementation on December 31, 2010.
Note 6 — Sale of Distribution Centers
In 2010, the Company sold its Dallas, Texas distribution center receiving cash proceeds of $2.0 million resulting in a gain of $1.7 million. In 2009, the Company closed its Charlotte, North Carolina and Dallas, Texas distribution centers. The Company sold its Charlotte, North Carolina distribution center in 2009 receiving proceeds of $2.2 million in cash.
Note 7 — Goodwill
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
In 2010, the Company reviewed its $28.3 million goodwill balance, all of which relates to the MRO segment, due to a 2001 acquisition. The Company estimated the fair value of the MRO segment using a market approach, which relies on the market value of companies that are engaged in the same line of business and also prepared a discounted cash flow (“DCF”) analysis based on its operating plan to determine a range of fair values. The Company then reconciled the estimated fair value of the MRO segment to the market capitalization of the consolidated Company based on the trading range of the Company’s stock. After reviewing the analysis, the Company concluded that the calculated fair value of the MRO segment exceeded its carrying value by over $57 million using the most conservative estimate and, therefore, the goodwill was not considered impaired.
Goodwill activity in 2010 and 2009 was as follows:

	(Dollars in thousands)
	December 31,
	2010	2009
Beginning balance	$27,957	$25,748
Translation adjustment	350	2,209

Ending balance	$28,307	$27,957

Lawson Products, Inc.
Notes to Consolidated Financial Statements
Note 8 — Income Taxes
Income (loss) from continuing operations before income taxes consisted of the following:

	(Dollars in thousands)
	Year Ended December 31,
		(as adjusted)	(as adjusted)
	2010	2009	2008

United States	$14,269	$2,115	$(18,575)
Canada	2,427	(710)	3,201

	$16,696	$1,405	$(15,374)

Provision (benefit) for income taxes from continuing operations for the years ended December 31, consisted of the following:

	(Dollars in thousands)
	Year Ended December 31,
		(as adjusted)	(as adjusted)
	2010	2009	2008
Current income tax expense (benefit):
U.S. Federal	$3,681	$(2,491)	$2,755
U.S. state	987	77	618
Canada	366	(102)	915

Total	$5,034	$(2,516)	$4,288

Deferred income tax expense (benefit):
U.S. Federal	$1,648	$2,065	$3,885
U.S. state	217	55	168
Canada	207	(111)	(36)

Total	$2,072	$2,009	$4,017

Total income tax expense (benefit):
U.S. Federal	$5,329	$(426)	$6,640
U.S. state	1,204	132	786
Canada	573	(213)	879

Total	$7,106	$(507)	$8,305

The reconciliation between the effective income tax rate and the statutory federal rate for continuing operations was as follows:

	Year Ended December 31,
		(as adjusted)	(as adjusted)
	2010	2009	2008

Statutory Federal rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State and local taxes, net	1.2	10.0	(5.6)
Executive life insurance	(1.8)	(35.0)	(13.8)
Fines and penalties	(0.2)	13.0	(66.5)
Meals & Entertainment	0.8	7.8	(1.4)
Capital loss carryforward	3.7	73.6	—
Deferred tax expense	1.2	—	—
Change in valuation allowance	4.1	13.7	—
Change in uncertain tax positions	(1.4)	(154.0)	(5.8)
Provision to return differences	1.4	(1.9)	4.3
Other items, net	(1.4)	1.7	(0.2)

Provision for income taxes	42.6%	(36.1)%	(54.0)%

Lawson Products, Inc.
Notes to Consolidated Financial Statements
Income taxes paid for the years ended December 31, 2010, 2009, and 2008 amounted to $5.3 million, $2.8 million and $7.0 million, respectively. In 2010, the Company received $5.8 million in income tax refunds primarily related to income tax overpayments from prior years.
At December 31, 2010, the Company had $2.8 million of tax assets for net operating losses and tax credit carryforwards. The U.S. Federal carryforwards consist of $4.9 million of net operating losses which are subject to expiration in 2030 and $0.5 million of foreign tax credit carryforwards which are subject to expiration in 2020. In addition, the Company had $0.7 million of state net operating loss carryforwards which expire at varying dates through 2030.
In connection with the ACS and Rutland sales, the Company wrote off a $2.2 million deferred tax asset and an associated $1.6 million valuation allowance related to a capital loss from certain Mexico operations closed in 2007.
As of December 31, 2010 and 2009, the Company had valuation allowances of $0.9 million and $1.7 million, respectively. The net decrease in the valuation allowance in 2010 was primarily due to changes in the anticipated realization of the capital loss related to certain Mexico operation closed in 2007. The valuation allowance remaining at December 31, 2010 relates to certain state net operating losses and foreign tax credit carryforwards, the realization of which the Company believe is less than more likely than not.
Earnings from the Company’s foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for U.S. Federal and state income taxes or foreign withholding tax has been made in our Consolidated Financial Statements. A distribution of these non-U.S. earnings in the form of dividends or otherwise would subject the Company to both U.S. Federal and state income taxes, as adjusted for tax credits and foreign withholding taxes. A determination of the amount of any unrecognized deferred income tax liability on the undistributed earnings is not practicable.
Deferred income tax assets and liabilities contain the following temporary differences:

	(Dollars in thousands)
	December 31,
		(as adjusted)
	2010	2009
Deferred tax assets:
Compensation and benefits	$17,689	$19,293
Inventory reserve	2,432	4,055
Capital loss	—	2,166
Accounts receivable reserve	399	455
Property, plant and equipment	—	184
Net operating loss carryforward	2,380	193
Other	1,165	1,423

Total deferred tax assets	24,065	27,769
Valuation allowance for deferred tax assets	(875)	(1,744)

Net deferred tax assets	23,190	26,025

Deferred tax liabilities:
Goodwill	5,984	4,756
Property, plant and equipment	572	—
Other	891	1,201

Total deferred liabilities	7,447	5,957

Total net deferred assets	$15,743	$20,068

Net deferred tax assets:
Net current deferred income taxes	$4,251	$4,819
Net noncurrent deferred income taxes	11,492	15,249

	$15,743	$20,068

Lawson Products, Inc.
Notes to Consolidated Financial Statements
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	(Dollars in thousands)
	December 31,
		(as adjusted)
	2010	2009

Balance at beginning of year	$1,230	$3,197
Additions for tax positions of current year	—	627
Additions for tax positions of prior years	—	(1,440)
Settlements	(1,230)	(1,154)

Balance at end of year	$—	$1,230

The Company and its subsidiaries are subject to U.S. Federal income tax as well as income tax of multiple state and foreign jurisdictions. As of December 31, 2010, the Company was subject to income tax examinations in various jurisdictions for the tax years 2005 through 2009. During 2010, the Company completed U.S. Federal income tax examinations through tax year 2008.
Note 9 — Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

	(Dollars in thousands)
	December 31,
		(as adjusted)
	2010	2009

Accrued compensation	$13,912	$13,160
Accrued and withheld taxes, other than income taxes	2,584	2,145
Accrued profit sharing	2,356	2,066
Accrued severance	2,229	3,065
Accrued stock based compensation	2,566	1,210
Accrued health benefits	1,145	928
Cash dividends payable	1,023	511
Other	9,533	10,001

	$35,348	$33,086

Note 10 — Revolving Line of Credit
The Company has a credit agreement as amended (“Credit Agreement”) with The PrivateBank and Trust Company as agent and lender. The Credit Agreement provides for a total borrowing capacity of $55.0 million in the form of a revolving line of credit and letters of credit and expires on August 21, 2012. Additionally, the Company has a one-time option, subject to the agent’s consent, to increase the maximum borrowing capacity by an additional $20.0 million, thus increasing the maximum borrowing capacity to $75.0 million. The applicable interest rate margins for borrowings are based on the Company’s debt to EBITDA ratio and range from Libor plus 2.25 to 3.00 or Prime minus .25 to zero percent. The Credit Agreement is secured by cash, accounts receivable and inventory.

Lawson Products, Inc.
Notes to Consolidated Financial Statements
The Credit Agreement limits the annual dividend distribution to $7.0 million and, in addition to other customary representations, warranties and covenants, it requires the Company to comply with the following financial covenants, as defined in the Credit Agreement. On December 31, 2010 we were in compliance with all covenants as detailed below:

Covenant	Requirement	Actual
Minimum EBITDA, as defined in the amended Credit Agreement	$10.0 million	$26.8 million
Cash plus accounts receivable and inventory to debt ratio	2.00:1.00	91.84:1.00
Minimum tangible net worth	$55.0 million	$88.2 million
Debt service ratio	1.2	34.5
At December 31, 2010, the Company had no outstanding balance under the revolving line and $1.3 million of outstanding letters of credit, leaving borrowing availability of $53.7 million. The Company paid interest of $0.2 million, $0.3 million and $0.5 million in 2010, 2009 and 2008, respectively. The weighted average interest rate charged on outstanding loans was 3.03% for the year ended December 31, 2010.
Note 11 — Reserve for Severance
Severance charges, primarily related to management realignment and reorganization of $3.6 million, $6.2 million and $5.2 million were recorded in 2010, 2009 and 2008, respectively. The severance costs are primarily related to the MRO segment. The table below reflects the activity in the Company’s reserve for severance and related payments.

	(Dollars in thousands)
	Year Ended December 31,
		(as adjusted)	(as adjusted)
	2010	2009	2008

Beginning balance	$4,086	$6,012	$6,620
Charged to earnings current year	3,696	6,579	5,238
Cash paid	(4,667)	(8,280)	(5,826)
Adjustment to prior year reserves	(67)	(351)	—
Exchange rate variance	14	126	(20)

Ending balance	$3,062	$4,086	$6,012

Accrued severance charges were included in the line items of the Consolidated Balance Sheets at December 31, 2010 and 2009 as follows:

	(Dollars in thousands)
	December 31,
		(as adjusted)
	2010	2009
Accrued severance included in:
Accrued expenses and other liabilities	$2,229	$3,065
Noncurrent other	833	1,021

Total accrued severance	$3,062	$4,086

The Company anticipates the remaining benefits outstanding as of December 31, 2010 will be substantially paid out by the end of 2012.
Note 12 — Retirement and Security Bonus Plans
The Company has a retirement plan with a profit sharing feature for certain sales, office and warehouse employees. The amounts of the Company’s annual contributions are determined annually by the Board of Directors. Provisions for the profit sharing plan were $2.4 million, $2.0 million and $2.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.
The Company has a security bonus plan for the benefit of its independent sales agents, under the terms of which participants are credited with a percentage of their yearly net commissions. The aggregate amounts credited to participants’ accounts vest 25% after five years and an additional 5% vests each year thereafter. For financial reporting purposes, amounts are charged to operations over the vesting period. Provisions for the security bonus plan were $1.9 million, $2.1 million and $2.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Lawson Products, Inc.
Notes to Consolidated Financial Statements
Note 13 — Commitments and Contingencies
Lease Commitments
Total rental expense for the years ended December 31, 2010, 2009 and 2008 amounted to $1.4 million, $1.3 million and $1.6 million, respectively. The Company’s future minimum lease commitments, principally for facilities and equipment, as of December 31, 2010, were as follows:

	(Dollars in thousands)
Year ended December 31,	Operating Leases	Capital Leases

2011	$778	$768
2012	370	223
2013	240	89
2014	73	72
2015	—	—

Total	$1,461	1,152

Less: Interest portion		(204)

Liability		$948

Litigation and regulatory matters
The Company is involved in legal actions that arise in the ordinary course of business. It is the opinion of management that the resolution of any currently pending litigation will not have a material adverse effect on the Company’s financial position or results of operations.
In August 2008, the Company entered into a Deferred Prosecution Agreement (“DPA”) with the U.S. Attorney’s Office in connection with representatives of the Company improperly providing gifts or awards to purchasing agents through the Company’s customer loyalty programs. Pursuant to the DPA, the Company agreed to a $30.0 million penalty. The Company paid $10.0 million in 2010, 2009, and 2008 in accordance with this agreement. The Company continues to comply with the terms of the DPA which expires in August of 2011.
During 2009, the Company identified that it had shipped a limited number of products in violation of certain state environmental regulations. The Company reported its findings to appropriate regulatory agencies. The Company also recalled a limited number of products and is working with state regulators to take appropriate remedial actions to comply with these environmental regulations. At December 31, 2010, the Company has accrued $0.2 million for penalties and expenses related to environmental matters and at this time, the Company cannot determine if any further expenses may be incurred.
Tax matters
The Company is under an employment tax examination for the years 2007 and 2008 of the long-standing treatment by a Company subsidiary, Drummond American LLC, of its sales agents as independent contractors. It is not possible at this time to predict the final outcome of this examination or to establish a reasonable estimate of possible additional taxes owed, if any.
In 2009, the Company became aware that it had not properly withheld state income tax from a small number of employees in approximately 15 states. The Company also determined that certain subsidiaries had not properly remitted sales and use taxes in certain states, creating an exposure for penalties and interest. The Company has filed voluntary disclosure agreements with the identified states. At December 31, 2010, the Company had finalized the majority of the agreements, and does not believe any additional interest and penalties related to this issue will be material.

Lawson Products, Inc.
Notes to Consolidated Financial Statements
The Company has identified certain services and benefits that were not properly reported on information returns with respect to its independent sales agents. The Company has notified the Internal Revenue Service Employment Tax Division and has established procedures to improve proper information reporting practices. At this time, the Company cannot determine if further actions may result from this review.
Note 14 — Stock Compensation Plans
The Company’s 2009 Equity Compensation Plan (“Equity Plan”) provides for the grant of nonqualified and incentive stock options, stock awards and stock units to officers and employees of the Company. The Equity Plan also provides for the grant of option rights and restricted stock to non-employee directors. Under the Equity Plan, 500,000 shares of common stock were available to be awarded with no participant being granted more than 40,000 shares of common stock in any calendar year. The Equity Plan is administered by the Compensation Committee of the Board of Directors, or its designee, which as administrator of the plan, has the authority to select plan participants, grant awards, and determine the terms and conditions of the awards.
The Company has a Stock Performance Rights Plan (“SPR Plan”) that provides for the issuance of Stock Performance Rights that allow non-employee directors, officers and key employees to receive cash awards, subject to certain restrictions, equal to the appreciation of the Company’s common stock. The SPR Plan is administered by the Compensation Committee of the Board of Directors.
Service based awards
Service based awards require the participants to provide service to the Company over a fixed period of time. The Company has three award types that are based solely on a service condition: Stock Performance Rights (“SPRs”), Restricted Stock Awards (“RSAs”) and Restricted Stock Units (“RSUs”).
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
On December 31, 2010, the SPRs outstanding were re-measured at fair value using the Black-Scholes valuation model. This model requires the input of subjective assumptions that may have a significant impact on the fair value estimate. The weighted-average estimated value of SPRs outstanding as of December 31, 2010 was $9.68 per SPR using the Black-Scholes valuation model with the following assumptions:

Expected volatility	46.9% to 79.4%
Risk-free rate of return	0.1% to 1.7%
Expected term (in years)	0.1 to 4.3
Expected annual dividend	$0.48
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
Compensation expense of $0.8 million related to the SPRs was included in Selling, general and administrative expense for the year ended December 31, 2010. No expense or benefit was incurred in 2009 as the decrease in the SPRs value was offset by the amortization expense and $0.4 million of income was recognized in 2008 as the overall decline in the fair value of the SPRs exceeded the amortization expense related to the unvested SPRs. Cash paid out due to the exercise of SPRs was immaterial for the years ended December 31, 2010, 2009 and 2008.

Lawson Products, Inc.
Notes to Consolidated Financial Statements
Activity related to the Company’s SPRs during the year ended 2010 was as follows:

		Weighted
	Number	Average
	of SPRs	Exercise Price

Outstanding on December 31, 2009	388,300	$28.31
Granted	2,600	14.04
Cancelled	(88,650)	30.51

Outstanding on December 31, 2010	302,250	27.54

Exercisable on December 31, 2010	215,550	$30.40

The SPRs outstanding had an intrinsic value of $0.6 million as of December 31, 2010. Unrecognized compensation cost related to non-vested SPRs was $0.5 million at December 31, 2010, which will be recognized over a weighted average period of 1.4 years. During the year ended December 31, 2010, 60,468 SPRs with a fair value of $0.7 million vested. At December 31, 2010, the weighted average remaining contractual term was 5.7 years for all outstanding SPRs and 5.4 years for the SPRs that are exercisable.
Restricted Stock Awards
Restricted stock awards vest ratably over a one to three year period beginning on the first anniversary of the date of the grant. On each vesting date the vested restricted stock awards are exchanged for an equal number of the Company’s common stock. Common stock received by the participant cannot be transferred until either the end of the three year term or employment with the Company is terminated without cause. The participants have no voting or dividend rights with the restricted stock awards or the common shares received through vesting until the final vesting date. The restricted stock awards are valued at the closing price of the common stock on the date of grant and the expense is recorded ratably over the vesting period.
Activity related to the Company’s RSAs during the year ended 2010 was as follows:

Restricted Stock
Awards

Outstanding on December 31, 2009	40,400
Granted	35,692
Exchanged for common shares	(12,027)
Cancelled	(4,300)

Outstanding on December 31, 2010	59,765

The awards granted in 2010 had a grant date fair value of $14.04 per share. An expense of $0.5 million was recorded in Selling, general and administrative expenses in 2010. As of December 31, 2010, there was $0.6 million of total unrecognized compensation cost related to RSAs that will be recognized over a weighted average period of 1.2 years.
Restricted Stock Units
RSUs can be exchanged for either the Company’s common stock or the equivalent value in cash on the vesting date. On April 10, 2010 the Company issued 30,944 RSUs with a vesting period of one year. On December 31, 2010, the RSUs outstanding were re-measured to equal the closing price of the Company’s outstanding common shares. An expense of $0.5 million was recorded in Selling, general and administrative expenses in 2010. As of December 31, 2010, there was $0.2 million of total unrecognized compensation cost related to RSUs that will be recognized in 2011.

Lawson Products, Inc.
Notes to Consolidated Financial Statements
Performance based awards
The Company has established two Long-Term Incentive Plans (“LTIP”): one for the Senior Executive Officers (“SEO LTIP”) and one for the Company’s Vice Presidents (“VP LTIP”). Awards under both plans are contingent on the level of financial performance of the Company over the three year period ending December 31, 2012.
SEO LTIP
Participants in the SEO LTIP can earn one-third of the total target award if the financial performance of the Company exceeds the established threshold levels for each year. At the end of the three-year performance period, the average actual results for the three years will be determined and the achievement calculated as a percent of the average annual goals for the entire performance period. The award for each fiscal year will then be adjusted based on the average annual results achieved. If a certain minimum performance level is not attained for the three year period, no award will be earned for any of the three years. Compensation expense of $0.3 million related to the SEO LTIP was included in Selling, general and administrative expense for the year ended December 31, 2010.
Under the terms of the SEO LTIP, at the end of the three year period, one half of the amount earned is payable in cash and one half is payable in the Company’s common stock. The maximum amount of stock that could be issued, assuming the December 31, 2012 closing price of the stock remained at the December 31, 2010 closing price of $24.89 would be 56,930 shares.
VP LTIP
Participants in the VP LTIP can earn one-third of the total target award if the financial performance of the Company exceeds the established threshold levels for each year. The VP LTIP is payable one half in restricted stock and one half in non-qualified stock options. As of December 31, 2010, there were 22,071 shares of restricted stock and 46,607 non-qualified stock options with a weighted average exercise price of $14.05 outstanding that represents the maximum amount that can be earned by the participants over the three year period. These amounts may be reduced based on the Company’s financial performance over the next two years.
A portion of the total VP LTIP can be earned each year; 30% in 2010, 30% in 2011 and 40% in 2012. The awards are earned each year and vest at the end of the three year period. If certain minimum performance levels are not attained in any given year, no award will be earned that year. Compensation expense of $0.1 million related to the VP LTIP was included in Selling, general and administrative expense for the year ended December 31, 2010.
Note 15 — Other Operating (Income) Expenses
In 2010, the Company recorded a $4.1 million benefit related to proceeds received from a settlement agreement and legal remedies related to the actions of several former sales agents and the Share Corporation (“Share”) alleging, among other things, breach of contract and interference with customer relationships. In exchange for the proceeds, the Company agreed to settle all related claims with Share and the former sales agents.
Other operating expense of $0.2 million in 2009 and $31.7 million in 2008 include the costs related to the investigation by the U.S. Attorney’s Office for the Northern District of Illinois as to whether our sales representatives provided improper gifts or awards to purchasing agents (including government purchasing agents) through the Company’s customer loyalty programs. In August 2008, in connection with the investigation, the Company entered into the DPA with the U.S. Attorney’s Office and agreed to pay a $30.0 million penalty. Additionally, in 2009, an impairment charge of $0.3 million was incurred to reduce the carrying value of certain property, plant and equipment to fair value. Other expenses in 2008 also included $3.9 million related to unclaimed property liabilities.

Lawson Products, Inc.
Notes to Consolidated Financial Statements
Note 16 — Earnings (Loss) Per Share
The computation of basic and diluted earnings (loss) per share consisted of the following:

	(Dollars in thousands, except per share data)
	Year Ended December 31,
		(as adjusted)	(as adjusted)
	2010	2009	2008
Weighted average shares:
Basic weighted average shares outstanding	8,522	8,522	8,522
Effect of dilutive securities outstanding	15	—	—

Diluted weighted average shares outstanding	8,537	8,522	8,522

Earnings (loss):
Continuing operations	$9,590	$1,912	$(23,679)
Discontinued operations	(2,653)	(4,648)	(3,952)

Net income (loss)	$6,937	$(2,736)	$(27,631)

Basic earnings (loss) per share of common stock:
Continuing operations	$1.13	$0.22	$(2.78)
Discontinued operations	(0.32)	(0.54)	(0.46)

Net income (loss)	$0.81	$(0.32)	$(3.24)

Diluted earnings (loss) per share of common stock:
Continuing operations	$1.12	$0.22	$(2.78)
Discontinued operations	(0.31)	(0.54)	(0.46)

Net income (loss)	$0.81	$(0.32)	$(3.24)

The effect of future stock option exercises for the years ended December 31, 2009 and 2008 and the effect of restricted share awards outstanding for the year ended December 31, 2009 would have been anti-dilutive and therefore, were excluded from the computation of diluted earnings per share.
Note 17 — Related Party Transaction
The Company’s Chairman of the Board, Dr. Port, is a partner in two partnerships that have an interest in Lawson’s common stock. During 2010, litigation was initiated against Dr. Port, requesting that the partnerships be changed to allow the partners to have more control over their respective shares. The suit names Dr. Port as a defendant based on his role in the partnerships and as a director of the Company. The Company is not a party to the lawsuit. Through December 31, 2010, the Company incurred $0.7 million for legal services provided to Dr. Port in relation to this litigation.

Lawson Products, Inc.
Notes to Consolidated Financial Statements
Note 18 — Segment Reporting
The Company has two operating segments: MRO and OEM. The Company’s MRO segment is a distributor of products and services to the industrial, commercial, institutional, and governmental maintenance repair and operations marketplace. The Company’s OEM segment manufactures, sells and distributes production and specialized component parts to the original equipment marketplace. The Company’s two reportable segments are distinguished by the nature of products distributed and sold, types of customers and manner of servicing them. The Company evaluates performance and allocates resources to reportable segments primarily based on operating income.
Financial information for the Company’s reportable segments from continuing operations consisted of the following:

	(Dollars in thousands)
	Year Ended December 31,
		(as adjusted)	(as adjusted)
	2010	2009	2008
Net sales
MRO	$303,138	$289,715	$357,092
OEM	13,642	12,054	19,480

Consolidated total	$316,780	$301,769	$376,572

Operating income (loss)
MRO	$14,522	$9,256	$24,584
OEM	283	(1,118)	1,103
Severance expenses	(3,629)	(6,228)	(5,238)
Gain (loss) on sale of assets	1,701	(16)	(44)
Other operating income (expense)	4,050	(481)	(35,616)

Consolidated total	16,927	1,413	(15,211)

Interest expense	(391)	(1,037)	(789)
Other income, net	160	1,029	626

Income (loss) from continuing operations before income taxes	$16,696	$1,405	$(15,374)

Capital expenditures
MRO	$10,038	$2,008	$2,337
OEM	10	713	549

Consolidated total	$10,048	$2,721	$2,886

Depreciation and amortization
MRO	$5,900	$6,031	$6,981
OEM	406	476	450

Consolidated total	$6,306	$6,507	$7,431

Total assets
MRO	$204,727	$167,394	$180,506
OEM	15,295	12,428	14,059

Segment total	220,022	179,822	194,565
Corporate	15,743	20,068	24,286
Discontinued operations	619	41,757	52,372

Consolidated total	$236,384	$241,647	$271,223

Lawson Products, Inc.
Notes to Consolidated Financial Statements
Financial information related to the Company’s continuing operations by geographic area consisted of the following:

	(Dollars in thousands)
	Year Ended December 31,
		(as adjusted)	(as adjusted)
	2010	2009	2008
Net sales
United States	$288,054	$276,116	$346,393
Canada	28,726	25,653	30,179

Consolidated total	$316,780	$301,769	$376,572

Long-lived assets
United States	$41,006	$36,911	$43,178
Canada	3,436	3,417	3,148

Consolidated total	$44,442	$40,328	$46,326

Net sales are attributed to countries based on the location of customers. Long-lived assets consist of property, plant and equipment.

Lawson Products, Inc.
Notes to Consolidated Financial Statements
Note 19 — Summary of Unaudited Quarterly Results of Operations
Unaudited quarterly results of operations for the years ended December 31, 2010 and 2009 are summarized as follows:

	(Dollars in thousands, except per share data)
	2010 Quarter Ended
		(as adjusted)	(as adjusted)	(as adjusted)
	Dec. 31	Sep. 30	June 30	Mar. 31

Net sales	$80,012	$81,553	$80,305	$74,910
Gross profit	49,764	49,948	48,789	46,325

Income from continuing operations (1)	$112	$5,766	$1,480	$2,232
Income (loss) from discontinued operations	(623)	(2,337)	207	100

Net income (loss)	$(511)	$3,429	$1,687	$2,332

Basic and diluted income (loss) per share of common stock:
Continuing operations (2)	$0.01	$0.68	$0.17	$0.26
Discontinued operations (2)	(0.07)	(0.28)	0.03	0.01

Net income (loss) (2)	$(0.06)	$0.40	$0.20	$0.27

	2009 Quarter Ended
	(as adjusted)	(as adjusted)	(as adjusted)	(as adjusted)
	Dec. 31	Sep. 30	June 30	Mar. 31

Net sales	$70,767	$76,821	$76,031	$78,150
Gross profit	42,910	48,508	48,343	45,798

Income (loss) from continuing operations	$(75)	$3,151	$3,536	$(4,700)
Income (loss) from discontinued operations	(63)	(1,648)	(1,689)	(1,248)

Net Income (loss)	$(138)	$1,503	$1,847	$(5,948)

Basic and diluted income (loss) per share of common stock:
Continuing operations	$(0.01)	$0.37	$0.41	$(0.55)
Discontinued operations	(0.01)	(0.19)	(0.19)	(0.15)

Net Income (loss)	$(0.02)	$0.18	$0.22	$(0.70)

(1)
Income from continuing operations for the three months ended September 31, 2010 and June 30, 2010, respectively, includes a net benefit of $2.1 million and $0.3 million related to the Share litigation. Income from continuing operations for the three months ended March 30, 2010 includes a net gain of $1.0 million from the sale of the Dallas, Texas distribution center.

(2)
The sum of the quarterly earnings per share amounts do not equal the total annual earnings per share due to rounding and the uneven timing of earnings throughout the year compared to the weighted average shares outstanding.

Lawson Products, Inc.
Notes to Consolidated Financial Statements
Previously reported quarterly results of operations have been reclassified to reflect the effect of discontinuing Rutland and for the change in accounting policy to classify costs related to shipping and handling fees from SG&A to Cost of goods sold. The quarters ended June 30, 2010, March 31, 2010, December 31, 2009, June 30, 2009 and March 31, 2009, have also been adjusted to reflect the effect of the discontinuance of ACS that had not been previously disclosed.

	(Dollars in thousands, except per share data)
			Less: outbound
		Less: discontinued	shipping
	Previously reported	operations	re-class	As adjusted
Quarter ended September 30, 2010
Net sales	$89,264	$7,711	$—	$81,553
Gross profit	56,054	3,448	2,658	49,948

Income from continuing operations	5,800	34	—	5,766
Loss from discontinued operations	(2,371)	(34)	—	(2,337)

Net income	$3,429	$—	$—	$3,429

Basic and diluted income (loss) per share of common stock:
Continuing operations	$0.68	$—	$—	$0.68
Discontinued operations	(0.28)	—	—	(0.28)

Net income	$0.40	$—	$—	$0.40

Quarter ended June 30, 2010
Net sales	$101,623	$21,318	$—	$80,305
Gross profit	58,630	7,032	2,809	48,789

Income from continuing operations	1,774	294	—	1,480
Income (loss) from discontinued operations	(87)	(294)	—	207

Net income	$1,687	$—	$—	$1,687

Basic and diluted income (loss) per share of common stock:
Continuing operations	$0.21	$0.04	$—	$0.17
Discontinued operations	(0.01)	(0.04)	—	0.03

Net income	$0.20	$—	$—	$0.20

Quarter ended March 31, 2010
Net sales	$95,073	$20,163	$—	$74,910
Gross profit	55,482	6,362	2,795	46,325

Income from continuing operations	2,342	110	—	2,232
Income (loss) from discontinued operations	(10)	(110)	—	100

Net income	$2,332	$—	$—	$2,332

Basic and diluted income (loss) per share of common stock:
Continuing operations	$0.27	$0.01	$—	$0.26
Discontinued operations	—	(0.01)	—	0.01

Net income	$0.27	$—	$—	$0.27

Lawson Products, Inc.
Notes to Consolidated Financial Statements

		Less:	Less: outbound
	Previously	discontinued	shipping
	reported	operations	re-class	As adjusted

Quarter ended December 31, 2009

Net sales	$89,342	$18,575	$—	$70,767
Gross profit	51,344	5,888	2,546	42,910

Loss from continuing operations	(114)	(39)	—	(75)
Income (loss) from discontinued operations	(24)	39	—	(63)

Net Loss	$(138)	$—	$—	$(138)

Basic and diluted loss per share of common stock:
Continuing operations	$(0.01)	$—	$—	$(0.01)
Discontinued operations	(0.01)	—	—	(0.01)

Net loss	$(0.02)	$—	$—	$(0.02)

Quarter ended September 30, 2009

Net sales	$84,054	$7,233	$—	$76,821
Gross profit	54,045	3,074	2,463	48,508

Income (loss) from continuing operations	2,773	(378)	—	3,151
Income (loss) from discontinued operations	(1,270)	378	—	(1,648)

Net income	$1,503	$—	$—	$1,503

Basic and diluted income (loss) per share of common stock:
Continuing operations	$0.33	$(0.04)	$—	$0.37
Discontinued operations	(0.15)	0.04	—	(0.19)

Net income	$0.18	$—	$—	$0.18

Quarter ended June 30, 2009

Net sales	$95,033	$19,002	$—	$76,031
Gross profit	55,869	4,842	2,684	48,343

Income (loss) from continuing operations	1,896	(1,640)	—	3,536
Income (loss) from discontinued operations	(49)	1,640	—	(1,689)

Net income	$1,847	$—	$—	$1,847

Basic and diluted income (loss) per share of common stock:
Continuing operations	$0.22	$(0.19)	$—	$0.41
Discontinued operations	—	0.19	—	(0.19)

Net income	$0.22	$—	$—	$0.22

Quarter ended March 31, 2009

Net sales	$99,381	$21,231	$—	$78,150
Gross profit	54,167	5,744	2,625	45,798

Loss from continuing operations	(5,919)	(1,219)	—	(4,700)
Income (loss) from discontinued operations	(29)	1,219	—	(1,248)

Net loss	$(5,948)	$—	$—	$(5,948)

Basic and diluted income (loss) per share of common stock:
Continuing operations	$(0.69)	$(0.14)	$—	$(0.55)
Discontinued operations	(0.01)	0.14	—	(0.15)

Net income	$(0.70)	$—	$—	$(0.70)

Lawson Products, Inc.
Schedule II — Valuation and Qualifying Accounts
The roll forward of valuation accounts were as follows:

	(Dollars in thousands)
	Balance at	Charged to				Balance at
	Beginning of	Costs and				End of
Description	Period	Expenses		Deductions		Period

Allowance for doubtful accounts:
Year ended December 31, 2010	$882	$883		$(680	)(1)	$1,085
Year ended December 31, 2009 (5)	871	1,222		(1,211	)(1)	882
Year ended December 31, 2008 (5)	933	860		(922	)(1)	871

Allowance for excess and obsolete inventory:
Year ended December 31, 2010	$4,748	$110		$(147	)(2)	$4,711
Year ended December 31, 2009 (5)	4,778	319		(349	)(2)	4,748
Year ended December 31, 2008 (5)	7,489	(2,015	)(3)	(696	)(2)	4,778

Valuation allowance for deferred tax assets:
Year ended December 31, 2010	$1,744	$—		$(869	)(4)	$875
Year ended December 31, 2009	2,854	(536)		(574	)(4)	1,744
Year ended December 31, 2008	3,337	(483)		—		2,854

(1)	Uncollected receivables written off, net of recoveries and translation adjustment.

(2)	Disposal of excess and obsolete inventory and translation adjustment.

(3)
An inventory reduction plan was implemented that focused on selling slow moving and obsolete inventory which had been previously reserved. Overall inventory reserves decreased based on the mix of remaining inventory on hand.

(4)	Capital loss carryforward written off.

(5)	As adjusted for discontinued operations.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES.
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
Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010. The Company’s independent registered public accounting firm, Ernst & Young LLP, has audited and issued a report on the Company’s internal controls over financial reporting as set forth in this annual report.
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
Lawson Products, Inc.
We have audited Lawson Products, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO” criteria). Lawson Products, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In our opinion, Lawson Products, Inc. maintained in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lawson Products, Inc. as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 17, 2011 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Chicago, Illinois
February 17, 2011

ITEM 9B.	OTHER INFORMATION.
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
a. Directors
The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2011, under the caption “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.
b. Executive Officers
The information required by this Item is set forth under the caption Item 1 — Business under “Executive Officers of the Registrant.”
c. Audit Committee
Information on the Company’s Audit Committee is contained under the caption “Board of Directors Meetings and Committees” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2011, which is incorporated herein by reference.
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
The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2011, under the caption “Remuneration of Executive Officers,” which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2011 under the caption “Securities Beneficially Owned by Principal Stockholders and Management” which information is incorporated herein by reference.
Equity Compensation Plan Information
The following table provides information as of December 31, 2010 regarding the number of shares of common stock that were available for issuance under the Company’s equity compensation plans.

Number of securities
	Number of securities		Weighted-average		remaining available for future
	to be issued upon		exercise price of		issuance under equity
	exercise of		outstanding		compensation plans
	outstanding options,		options, warrants		(excluding securities reflected
Plan category	warrants and rights		and rights		in the first column)

Equity compensation plans approved by security holders	185,373	(1)	$14.05	(2)	311,924

Equity compensation plans not approved by security holders	—		—		—

Total	185,373	(1)	$14.05	(2)	311,924

(1)	Includes common stock to cover conversion of 138,776 restricted stock awards and 46,607 stock options.

(2)	Weighted-average exercise price of 46,607 stock options outstanding on December 31, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2011 under the caption “Election of Directors” and “Certain Relationships and Related Transactions” which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required under this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2011 under the caption “Fees Paid to Independent Auditors” which information is incorporated herein by reference.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)	(1) See Index to Financial Statements in Item 8 on page 28.
(2)	See Schedule II in Item 8 on page 54.

(3)	See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAWSON PRODUCTS, INC.
By:	/s/ Thomas J. Neri
Thomas J. Neri
President, Chief Executive Officer and Director (principal executive officer) Date: February 17, 2011

By:	/s/ Ronald J. Knutson
Ronald J. Knutson
Senior Vice President, Chief Financial Officer (principal financial and accounting officer) Date: February 17, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below this 17th day of February, 2011, by the following persons on behalf of the registrant and in the capacities indicated.

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
2.1
Asset Purchase Agreement By and Among Assembly Component Systems, Inc., Lawson Products, Inc., Supply Technologies LLC and Park-Ohio Industries, Inc. dated as of August 31, 2010, incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 31, 2010.

2.2
Asset Purchase Agreement By and Among Rutland Tool & Supply Co., Lawson Products, Inc., Sid Tool Co., Inc. and MSC Industrial Direct Co., Inc. dated as of November 9, 2010, incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated November 9, 2010.

3.1		Certificate of Incorporation of the Company, as amended, incorporated herein by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

3.2		Amended and Restated By-laws of the Company, incorporated herein by reference to the Company’s Current Report on Form 8-K dated October 20, 2009.

10.1	*	Amended and Restated Executive Deferral Plan, incorporated herein by reference from Exhibit 10(c)(7) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

10.2	*	Lawson Products, Inc. Stock Performance Plan, incorporated herein by reference from Exhibit 10(c)(8) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

10.3	*	Lawson Products, Inc. Long-Term Capital Accumulation Plan, incorporated herein by reference to Exhibit 10(c)(10) to the Company’s Current Report on Form 8-K dated October 21, 2004.

10.4	*	Form of Shareholder Value Appreciation Rights Award Agreement, incorporated by reference to Exhibit 10(c)(14) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

10.5	*	Form Letter regarding Stock Performance Rights, incorporated by reference to Exhibit 10(c)(16) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

10.6	*
Executive Employment Agreement dated December 5, 2005 between the Company and Stewart Howley, incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10.7	*
Employment Agreement dated February 29, 2008 between the Company and Harry Dochelli, incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10.8	*	Lawson Products, Inc. Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 13, 2008.

10.9
Deferred Prosecution Agreement, dated August 11, 2008 between the Company and the United States District Court, Northern District of Illinois Eastern Division, incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2008.

Exhibit
Number		Description of Exhibit
10.10	*	Form of Indemnification Agreement for Directors and Officers incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 15, 2008

10.11		Amendment No. 1 to Lawson Products, Inc. Long-Term Capital Accumulation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 12, 2009.

10.12	*	Form of Amended and Restated Award Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 12, 2009.

10.13	*
Amended and Restated Employment Agreement dated as of February 12, 2009 by and between the Company and Thomas Neri, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 12, 2009.

10.14	*
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

10.17	*	Amendment No. 1 to Deferred Prosecution Agreement dated July 31, 2009, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 31, 2009.

10.18
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

10.19
Consent, Waiver and First Amendment to the Credit Agreement dated December 31, 2009 between the Company and The PrivateBank And Trust Company, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 31, 2009.

10.20	*
Change in Control Agreement dated January 29, 2010 between the Company and Mr. Ronald Knutson, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 29, 2010.

10.21	*
Second Amendment to the Credit Agreement dated January 29, 2010 between the Company and The PrivateBank And Trust Company, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 29, 2010.

10.22
Consent, Waiver and Third Amendment to the Credit Agreement dated September 1, 2010 between the Company and The PrivateBank And Trust Company, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 31, 2010.

10.23
Consent, Waiver and Fourth Amendment to the Credit Agreement dated December 10, 2010 between the Company and The PrivateBank And Trust Company, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 10, 2010.

Exhibit
Number	Description of Exhibit
18	Preference letter regarding change in accounting principle.

21	Subsidiaries of the Company.

23	Consent of Ernst & Young LLP.

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management employment contracts or compensatory plans or arrangements.