Form 10-Q
period 2011-03-31
LAWSON PRODUCTS INC/NEW/DE/
filed 2011-04-28
CIK 703604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report under Section 13 OR 15(d) of the Securities Exchange Act of 1934
For quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock, $1 par value, as of April 15, 2011 was 8,531,325.

“Safe Harbor” Statement under the Securities Litigation Reform Act of 1995:
This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms “may,” “should,” “could,” “anticipate,” “believe,” “continues,” “estimate,” “expect,” “intend,” “objective,” “plan,” “potential,” “project” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions or beliefs and are subject to a number of factors, assumptions and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include:
•	the effect of general economic and market conditions;

•	inventory obsolescence;

•	work stoppages and other disruptions at transportation centers or shipping ports;

•	changing customer demand and product mixes;

•	increases in commodity prices;

•	disruptions of the Company’s information and communication systems;

•	the inability of management to successfully implement strategic initiatives;

•	failure to manage change;

•	failure to retain a talented workforce;

•	the influence of controlling stockholders;

•	changes in taxation; and,
all other factors discussed in the Company’s “Risk Factors” set forth in its Annual Report on Form 10-K for the year ended December 31, 2010 and in this Quarterly Report on Form 10-Q.
The Company undertakes no obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events or otherwise.

PART I — FINANCIAL INFORMATION

ITEM 1	— FINANCIAL STATEMENTS
Lawson Products, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$27,242	$40,566
Accounts receivable, less allowance for doubtful accounts	36,749	33,398
Inventories	51,314	47,167
Miscellaneous receivables and prepaid expenses	9,022	8,905
Deferred income taxes	4,275	4,251
Discontinued operations	661	619

Total current assets	129,263	134,906

Property, plant and equipment, net	47,544	44,442

Cash value of life insurance	15,939	15,660
Deferred income taxes	10,570	11,492
Goodwill	28,504	28,307
Other assets	1,296	1,577

Total assets	$233,116	$236,384

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$20,637	$18,195
Accrued expenses and other liabilities	28,939	35,348
Discontinued operations	687	2,008

Total current liabilities	50,263	55,551

Security bonus plan	25,382	25,602
Deferred compensation	11,353	10,792
Other liabilities	1,585	1,574

	38,320	37,968

Stockholders’ equity:
Preferred stock, $1 par value:
Authorized — 500,000 shares, Issued and outstanding — None	—	—
Common stock, $1 par value:
Authorized — 35,000,000 shares Issued — 8,534,028 shares Outstanding — 8,531,325 shares	8,534	8,534
Capital in excess of par value	5,625	5,328
Retained earnings	127,095	126,098
Treasury stock — 2,703 shares	(70)	(70)
Accumulated other comprehensive income	3,349	2,975

Stockholders’ equity	144,533	142,865

Total liabilities and stockholders’ equity	$233,116	$236,384

See notes to condensed consolidated financial statements.

Lawson Products, Inc.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2011	2010

Net sales	$82,579	$74,910
Cost of goods sold	32,640	28,585

Gross profit	49,939	46,325

Operating expenses:
Selling, general and administrative expenses	45,449	43,719
Severance expenses	745	426
Gain on sale of assets	—	(1,701)
Legal settlement	—	(550)

Operating income	3,745	4,431

Interest expense	(512)	(85)
Other income	16	16

Income from continuing operations before income taxes	3,249	4,362

Income tax expense	1,199	2,130

Income from continuing operations	2,050	2,232

Discontinued operations, net of income taxes	(30)	100

Net income	$2,020	$2,332

Basic income per share of common stock:
Continuing operations	$0.24	$0.26
Discontinued operations	—	0.01

Net income	$0.24	$0.27

Diluted income per share of common stock:
Continuing operations	$0.24	$0.26
Discontinued operations	(0.01)	0.01

Net income	$0.23	$0.27

Cash dividends declared per share of common stock	$0.12	$0.06

Basic weighted average shares outstanding:	8,531	8,522
Dilutive effect of stock based compensation	74	—

Diluted weighted average share outstanding	8,605	8,522

See notes to condensed consolidated financial statements.

Lawson Products, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010

Operating activities:
Net income	$2,020	$2,332
Loss (income) from discontinued operations	30	(100)

Income from continuing operations	2,050	2,232

Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	1,334	1,490
Deferred income taxes	898	2,957
Stock based compensation	227	(269)
Gain on sale of property	—	(1,701)
Changes in operating assets and liabilities:
Accounts receivable	(3,335)	(3,177)
Inventories	(4,026)	(2,532)
Prepaid expenses and other assets	(385)	(1,378)
Accounts payable and accrued expenses	(3,110)	1,321
Other	(510)	(653)

Net cash used in operating activities of continuing operations	$(6,857)	$(1,710)

Investing activities:
Additions to property, plant and equipment	$(4,301)	$(299)
Net outlay from sale of businesses	(692)	—
Proceeds from sale of property	—	2,027

Net cash (used in) provided by investing activities of continuing operations	$(4,993)	$1,728

Financing activities:
Dividends paid	$(1,023)	$(511)
Other	—	(32)

Net cash used in financing activities of continuing operations	$(1,023)	$(543)

Net cash (used in) provided by operating activities of discontinued operations	$(451)	$569

Increase (decrease) in cash and cash equivalents	(13,324)	44

Cash and cash equivalents at beginning of period	40,566	8,787

Cash and cash equivalents at end of period	$27,242	$8,831

See notes to condensed consolidated financial statements.

Lawson Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 — Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of Lawson Products, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of the Company, all normal recurring adjustments have been made, that are necessary to present fairly the results of operations for the interim periods. Operating results for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
The condensed consolidated financial statements have been reclassified for all prior periods presented to reflect current discontinued operations treatment (see Note 2 — Discontinued Operations). Unless noted otherwise, discussions in the Notes to Condensed Consolidated Financial Statements pertain to continuing operations. Certain other reclassifications have been made to prior period amounts to conform to current period presentation. Such reclassifications have no effect on net income as previously reported.
There have been no material changes in our significant accounting policies during the three months ended March 31, 2011 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2010. The Company has determined that there were no subsequent events to recognize or disclose in these financial statements.
Note 2 — Discontinued operations
In December 2010, the Company sold substantially all of the assets of Rutland Tool & Supply Company, Inc. (“Rutland”). Accordingly, Rutland’s results of operations have been reflected in discontinued operations. Rutland’s results of operations, which were previously included in the Company’s Maintenance Repair and Operations (“MRO”) segment, consisted of net sales and loss from operations for the first quarter of 2010 of $7.7 million and $0.1 million respectively.
In August 2010, the Company sold substantially all of the assets of Assembly Component Systems, Inc. (“ACS”) and as a result, ACS’s results of operations have been reflected in discontinued operations. ACS’s results of operations, which were previously included in the Company’s Original Equipment Marketplace (“OEM”) segment, consisted of net sales and operating income for the first quarter of 2010 of $12.5 million and $0.2 million, respectively.
Note 3 — Inventories
Components of inventories were as follows:

	(Amounts in thousands)
	March 31,	December 31,
	2011	2010
Finished goods	$52,628	$49,084
Work in progress	1,424	1,203
Raw materials	1,557	1,591

Total	55,609	51,878
Reserve for obsolete and excess inventory	(4,295)	(4,711)

	$51,314	$47,167

Lawson Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 4 — Severance Reserve
The table below shows the changes in the Company’s reserve for severance and related payments, included in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets as of March 31, 2011 and 2010:

	(Amounts in thousands)
	Three Months Ended March 31,
	2011	2010
Balance at beginning of year	$3,062	$4,086
Charged to earnings	745	426
Cash paid	(1,111)	(1,087)

Balance at end of the period	$2,696	$3,425

Note 5 — Gain on Sale of Assets
In the first three months of 2010, the Company received cash proceeds of $2.0 million from the sale of its Dallas, Texas distribution center, resulting in a gain of $1.7 million.
Note 6 — Legal Settlement
In the first quarter of 2010, the Company recorded a $0.6 million benefit related to proceeds received from legal remedies related to the actions of several former sales agents and the Share Corporation alleging, among other things, breach of contract and interference with customer relationships.
Note 7 — Income Tax
The Company and its subsidiaries are subject to U.S. Federal income tax as well as income tax of multiple state and foreign jurisdictions. As of March 31, 2011, the Company is subject to U.S. Federal income tax examinations for the year 2009 and income tax examinations from various other jurisdictions for the years 2005 through 2009.
Note 8 — Comprehensive Income
Components of comprehensive income for the three months ended March 30, 2011 and 2010 are as follows:

	(Amounts in thousands)
	Three Months Ended March 31,
	2011	2010
Net income	$2,020	$2,332
Foreign currency translation adjustment	374	352

Comprehensive income	$2,394	$2,684

Lawson Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 9 — Related Party Transaction
The Company’s Chairman of the Board, Dr. Port, was a partner in two partnerships that had an interest in Lawson’s common stock. During 2010, litigation was initiated against Dr. Port, requesting that the partnerships be changed to allow the partners to have more control over their respective shares. The suit named Dr. Port as a defendant based on his role in the partnerships and as a Director of the Company. The Company was not a party to the lawsuit.
On March 17, 2011 the litigation was settled with assets distributed under the terms of a settlement agreement and all parties agreed to release Dr. Port, individually and as a Director of the Company, from any and all claims related to the litigation. Through March 31, 2011, the Company had incurred $0.8 million for legal services provided to Dr. Port in relation to this litigation of which $0.1 million was incurred in the three months ended March 31, 2011.
Note 10 — Segment Reporting
The Company has two operating segments: MRO and OEM. The Company’s MRO segment is a distributor of products and services to the industrial, commercial, institutional, and governmental maintenance, repair and operations marketplace. The Company’s OEM segment manufactures, sells and distributes production and specialized component parts to the original equipment marketplace. The Company’s two reportable segments are distinguished by the nature of products distributed and sold, types of customers and manner of servicing them. The Company evaluates performance and allocates resources to reportable segments primarily based on operating income.
The following table presents summary financial information for the Company’s reportable segments:

	(Amounts in thousands)
	Three Months Ended March 31,
	2011	2010
Net sales
MRO	$79,255	$71,935
OEM	3,324	2,975

Consolidated total	$82,579	$74,910

Operating income
MRO	$4,345	$2,745
OEM	145	(139)
Severance expenses	(745)	(426)
Gain on sale of assets	—	1,701
Legal settlement	—	550

Consolidated total	3,745	4,431

Interest expense	(512)	(85)
Other income	16	16

Income from continuing operations before income taxes	$3,249	$4,362

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Quarter ended March 31, 2011 compared to Quarter ended March 31, 2010
The following table presents a summary of our financial performance for the three months ended March 31, 2011 and 2010:

	2011		2010
		% of		% of
($ in thousands)	Amount	Net Sales	Amount	Net Sales

Net sales
MRO	$79,255	96.0%	$71,935	96.0%
OEM	3,324	4.0	2,975	4.0

Consolidated total	$82,579	100.0%	$74,910	100.0%

Gross profit
MRO	$49,280	62.2%	$45,926	63.8%
OEM	659	19.8	399	13.4

Consolidated total	49,939	60.5	46,325	61.8

Operating expenses:
Selling, general and administrative expenses	45,449	55.0	43,719	58.4
Severance expenses	745	1.0	426	0.6
Gain on sale of assets	—	—	(1,701)	(2.3)
Legal settlement	—	—	(550)	(0.8)

Operating income	3,745	4.5	4,431	5.9
Other expense, net	(496)	(0.6)	(69)	(0.1)

Income from continuing operations before income tax expense	3,249	3.9	4,362	5.8
Income tax expense	1,199	1.4	2,130	2.8

Income from continuing operations	$2,050	2.5%	$2,232	3.0%

Net Sales
Net sales for the first quarter of 2011 increased 10.2% to $82.6 million, from $74.9 million in the first quarter of 2010. Excluding the Canadian exchange rate impact, net sales increased 9.6% for the quarter.
MRO net sales increased 10.2% in the first quarter of 2011, to $79.3 million from $71.9 million in the prior year period, primarily reflecting continued growth within our national, governmental and automotive sectors of our business. MRO average daily sales increased to $1.258 million in the first quarter of 2011 compared to $1.142 million in the first quarter of 2010 driven by improvements in average orders per day and average order size.
OEM net sales increased 11.7% in the first quarter of 2011, to $3.3 million from $3.0 million in the prior year period driven by strength in our aerospace customer base and new customer growth.

Gross Profit
Gross profit increased $3.6 million in the first quarter of 2011, to $49.9 million from $46.3 million in the prior year period. MRO gross profit as a percent of net MRO sales decreased to 62.2% in the first quarter of 2011, compared to 63.8% achieved in the first quarter of 2010 primarily due to the intentional shift toward higher volume national customers with lower margins. On a combined basis, national and government accounts represent approximately 19% of net sales for the quarter versus approximately 14% in the prior year quarter.
OEM gross profit increased $0.3 million and increased as a percent of OEM sales to 19.8% in the first quarter of 2011 from 13.4% in the first quarter of 2010. The improvement as a percent of sales was primarily driven by lower manufacturing costs and higher margin new business growth.
Selling, General and Administrative Expenses (“SG&A”)
SG&A expenses increased $1.7 million or 4.0% to $45.4 million in the first quarter of 2011 from $43.7 million in 2010. As a percent of net sales, SG&A improved by 3.4 percentage points to 55.0% in the first quarter of 2011 compared to 58.4% in the first quarter of 2010.
Commission expenses decreased to $16.1 million in the first quarter of 2011 from $17.4 million in the first quarter of 2010 and decreased as a percent of MRO sales to 20.3% in 2011 from 24.1% in 2010. The decrease, as a percent of sales, reflects the changes of the district sales managers transitioning to full-time employees during 2010, the planned shift toward higher volume lower margin national customers that pay a lower commission and lower agent insurance costs.
Excluding commission expenses, the remaining SG&A expenses increased $3.0 million. The increase was primarily driven by the transition of independent district sales managers to full-time employees no longer earning commissions and $1.9 million of ERP implementation expenses.
Severance Expenses
Severance expense was $0.7 million in the first quarter of 2011 compared to $0.4 million in the first quarter of 2010 primarily related to employees supporting distribution services related to a divested business.
Gain on Sale of Assets
During the first quarter of 2010 we recorded a gain on sale of assets of $1.7 million related to the sale of our Dallas, Texas distribution center.
Legal Settlement
In the first quarter of 2010, we recorded a $0.6 million benefit related to proceeds received from legal remedies related to the actions of several former sales agents and the Share Corporation alleging, among other things, breach of contract and interference with customer relationships.
Interest Expense
Interest expense of $0.5 million in the first quarter of 2011 relates primarily to interest assessed on unclaimed property settlements.
Income Tax Expense
Income tax expense of $1.2 million was recorded based on pre-tax income of $3.2 million for the three months ended March 31, 2011, resulting in an effective tax rate of 36.9%. For the three months ended March 31, 2010, income tax expense was $2.1 million resulting in an effective tax rate of 48.8%. The 2010 tax rate was higher primarily due to the effect of valuation reserves.

Income from Continuing Operations
We reported income from continuing operations of $2.1 million or $0.24 per diluted share in the first quarter of 2011. First quarter 2010 income from continuing operations, which included the gain from the sale of the Dallas distribution center and a favorable legal settlement, was $2.2 million or $0.26 per diluted share. Excluding these items, income from continuing operations per diluted share in 2010 was $0.13.
Liquidity and Capital Resources
Cash and cash equivalents were $27.2 million on March 31, 2011 compared to $40.6 million on December 31, 2010. Net cash used in continuing operations was $6.9 million for the first three months of 2011. Accounts receivable at March 31, 2011 increased $3.3 million or 10.0% compared to December 31, 2010, as net sales in March 2011 were 16.4% higher than net sales in December 2010. Inventories increased by $4.0 million in the first quarter of 2011 to support the increased sales and to temporarily build fast moving items as we prepare for our ERP implementation.
Capital expenditures were $4.3 million for the first three months of 2011 compared to $0.3 million for the first three months of 2010. Capital expenditures related to the ERP implementation were $3.2 million for the first quarter of 2011. We anticipate that total capital expenditures for 2011 will be $12.0 to $15.0 million. Overall, we anticipate the total cost of the ERP implementation, including both capital and expense, will range from $20.0 million to $25.0 million of which $15.4 million has been incurred through March 31, 2011.
The net outlay for the sale of businesses in the first quarter of 2011 consisted of a payment of approximately $0.9 million due to the final value of Rutland’s working capital that was sold in the fourth quarter of 2010, partially offset by $0.3 million received as payment on the note receivable from the sale of ACS in the third quarter of 2010. Cash flows from investing activities in the first three months of 2010 benefited from the receipt of $2.0 million from the sale of our Dallas, Texas distribution center.
Net cash used in financing activities primarily consisted of dividend payments of $1.0 million and $0.5 million for the first three months of 2011 and 2010, respectively. On March 31, 2011 and 2010, we had no borrowings outstanding on our revolving line of credit.
At March 31, 2011 we were in compliance with all covenants related to our revolving line of credit as detailed below:

Covenant	Minimum Requirement	Actual
Cash plus accounts receivable and inventory to debt ratio	2.00:1.00	87.42:1.00
Tangible net worth	$55.0 million	$90.8 million
Debt service ratio	1.2	15.3
We believe that cash on hand, cash provided by future operations and our $55.0 million revolving line of credit will be sufficient to fund our operating requirements, capital expenditures, ERP implementation and other commitments and obligations in the next twelve months.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk at March 31, 2011 from that reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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
There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

LAWSON PRODUCTS, INC. (Registrant)
Dated April 28, 2011	/s/ Thomas J. Neri
Thomas J. Neri
President and Chief Executive Officer (principal executive officer)

Dated April 28, 2011	/s/ Ronald J. Knutson
Ronald J. Knutson
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)