Form 10-Q
period 2011-06-30
LAWSON PRODUCTS INC/NEW/DE/
filed 2011-07-28
CIK 703604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report under Section 13 OR 15(d) of the Securities Exchange Act of 1934

For quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock, $1 par value, as of July 15, 2011 was 8,565,517.

“Safe Harbor” Statement under the Securities Litigation Reform Act of 1995:
This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms “may,” “should,” “could,” “anticipate,” “believe,” “continues,” “estimate,” “expect,” “intend,” “objective,” “plan,” “potential,” “project” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions or beliefs and are subject to a number of factors, assumptions and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include:
•	the effect of general economic and market conditions;
•	inventory obsolescence;
•	work stoppages and other disruptions at transportation centers or shipping ports;
•	changing customer demand and product mixes;
•	increases in commodity prices;
•	disruptions of the Company’s information and communication systems;
•	the inability of management to successfully implement strategic initiatives;
•	failure to manage change;
•	failure to retain a talented workforce;
•	the influence of controlling stockholder;
•	changes in taxation; and,
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

Page #
PART I — FINANCIAL INFORMATION

Item 1 Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010	4

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3 Quantitative and Qualitative Disclosures about Market Risk	15

Item 4 Controls and Procedures	15

PART II — OTHER INFORMATION

Item 1A Risk Factors	15

Item 6 Exhibits Index	16

SIGNATURES	16

Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

ITEM 1	— FINANCIAL STATEMENTS
Lawson Products, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$22,734	$40,566
Accounts receivable, less allowance for doubtful accounts	37,313	33,398
Inventories	50,494	47,167
Miscellaneous receivables and prepaid expenses	6,750	8,905
Deferred income taxes	4,340	4,251
Discontinued operations	653	619

Total current assets	122,284	134,906

Property, plant and equipment, net	49,578	44,442

Cash value of life insurance	16,112	15,660
Deferred income taxes	10,075	11,492
Goodwill	28,550	28,307
Other assets	1,015	1,577

Total assets	$227,614	$236,384

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$18,006	$18,195
Accrued expenses and other liabilities	26,390	35,348
Discontinued operations	590	2,008

Total current liabilities	44,986	55,551

Security bonus plan	25,109	25,602
Deferred compensation	10,923	10,792
Other liabilities	1,655	1,574

	37,687	37,968

Stockholders’ equity:
Preferred stock, $1 par value:
Authorized — 500,000 shares, Issued and outstanding — None	—	—
Common stock, $1 par value:
Authorized — 35,000,000 shares
Issued — 8,568,220 and 8,534,028 shares
Outstanding — 8,565,517 and 8,531,325 shares	8,568	8,534
Capital in excess of par value	5,925	5,328
Retained earnings	127,135	126,098
Treasury stock — 2,703 shares	(70)	(70)
Accumulated other comprehensive income	3,383	2,975

Stockholders’ equity	144,941	142,865

Total liabilities and stockholders’ equity	$227,614	$236,384

See notes to condensed consolidated financial statements.

Lawson Products, Inc.
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net sales	$84,154	$80,305	$166,733	$155,215
Cost of goods sold	35,855	31,516	68,495	60,101

Gross profit	48,299	48,789	98,238	95,114

Operating expenses:
Selling, general and administrative expenses	46,242	44,773	91,691	88,492
Severance expense	465	1,224	1,210	1,650
Gain on sale of assets	—	—	—	(1,701)
Legal settlement	—	—	—	(550)

Operating income	1,592	2,792	5,337	7,223

Other income	63	23	79	39
Interest expense	(71)	(196)	(583)	(281)

Income from continuing operations before income taxes	1,584	2,619	4,833	6,981

Income tax expense	496	1,139	1,695	3,269

Income from continuing operations	1,088	1,480	3,138	3,712

Discontinued operations, net of income taxes	(22)	207	(52)	307

Net income	$1,066	$1,687	$3,086	$4,019

Basic income per share of common stock:
Continuing operations	$0.13	$0.17	$0.37	$0.44
Discontinued operations	(0.01)	0.03	(0.01)	0.03

Net income per share	$0.12	$0.20	$0.36	$0.47

Diluted income per share of common stock:
Continuing operations	$0.13	$0.17	$0.36	$0.44
Discontinued operations	(0.01)	0.03	(0.00)	0.03

Net income per share	$0.12	$0.20	$0.36	$0.47

Basic weighted average shares outstanding	8,550	8,522	8,541	8,522
Dilutive effect of stock based compensation	60	7	67	4

Diluted weighted average shares outstanding	8,610	8,529	8,608	8,526

Cash dividends declared per share of common stock	$0.12	$0.06	$0.24	$0.12

See notes to condensed consolidated financial statements.

Lawson Products, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Operating activities:
Net income	$3,086	$4,019
Loss (income) from discontinued operations	52	(307)

Income from continuing operations	3,138	3,712

Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	2,721	2,953
Deferred income taxes	1,328	4,813
Stock based compensation	132	158
Gain on sale of property	—	(1,701)
Changes in operating assets and liabilities:
Accounts receivable	(3,968)	(5,144)
Inventories	(3,181)	(5,086)
Prepaid expenses and other assets	1,731	(2,154)
Accounts payable and accrued expenses	(7,977)	(338)
Other	(1,030)	(1,743)

Net cash used in operating activities of continuing operations	$(7,106)	$(4,530)

Investing activities:
Additions to property, plant and equipment	$(7,677)	$(3,615)
Net outlay related to sale of businesses	(442)	—
Proceeds from sale of property	—	2,027

Net cash used in investing activities of continuing operations	$(8,119)	$(1,588)

Financing activities:
Dividends paid	$(2,045)	$(1,534)
Net proceeds from line of credit	—	5,150
Other	—	(32)

Net cash (used in) provided by financing activities of continuing operations	$(2,045)	$3,584

Discontinued operations:
Operating cash flows	$(562)	$2,367
Investing cash flows	—	(4)

Net cash (used in) provided by activities of discontinued operations	$(562)	$2,363

Decrease in cash and cash equivalents	(17,832)	(171)

Cash and cash equivalents at beginning of period	40,566	8,787

Cash and cash equivalents at end of period	$22,734	$8,616

See notes to condensed consolidated financial statements.

Lawson Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 — Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of Lawson Products, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of the Company, all normal recurring adjustments have been made, that are necessary to present fairly the results of operations for the interim periods. Operating results for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
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
There have been no material changes in our significant accounting policies during the six months ended June 30, 2011 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2010. The Company has determined that there were no subsequent events to recognize or disclose in these financial statements.
Note 2 — Discontinued operations
In December 2010, the Company sold substantially all of the assets of Rutland Tool & Supply Company, Inc. (“Rutland”). Accordingly, Rutland’s results of operations have been reflected in discontinued operations. Rutland’s net sales, which were previously included in the Company’s Maintenance Repair and Operations (“MRO”) segment, were $7.9 million and $15.6 million for the three and six month periods ended June 30, 2010, respectively.
In August 2010, the Company sold substantially all of the assets of Assembly Component Systems, Inc. (“ACS”) and as a result, ACS’s results of operations have been reflected in discontinued operations. ACS’s net sales, which were previously included in the Company’s Original Equipment Marketplace (“OEM”) segment, were $13.4 million and $25.9 million for the three and six month periods ended June 30, 2010, respectively.
Note 3 — Inventories
Components of inventories were as follows:

	(Amounts in thousands)
	June 30,	December 31,
	2011	2010
Finished goods	$51,827	$49,084
Work in progress	1,475	1,203
Raw materials	1,650	1,591

Total	54,952	51,878
Reserve for obsolete and excess inventory	(4,458)	(4,711)

	$50,494	$47,167

Lawson Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 4 — Severance Reserve
The table below shows the changes in the Company’s reserve for severance and related payments, included in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets as of June 30, 2011 and 2010:

	(Amounts in thousands)
	Six Months Ended June 30,
	2011	2010
Balance at beginning of year	$3,062	$4,086
Charged to earnings	1,210	1,650
Cash paid	(2,062)	(2,582)

Balance at end of the period	$2,210	$3,154

Note 5 — Gain on Sale of Assets
In the first six months of 2010, the Company received cash proceeds of $2.0 million from the sale of its Dallas, Texas distribution center, resulting in a gain of $1.7 million.
Note 6 — Legal Settlement
During the six month period ended June 30, 2010, the Company recorded a $0.6 million benefit related to proceeds received from legal remedies related to the actions of several former sales agents and Share Corporation alleging, among other things, breach of contract and interference with customer relationships.
Note 7 — Income Tax
The Company and its subsidiaries are subject to U.S. Federal income tax as well as income tax of multiple state and foreign jurisdictions. As of June 30, 2011, the Company is subject to U.S. Federal income tax examinations for the year 2009 and income tax examinations from various other jurisdictions for the years 2005 through 2010.
Note 8 — Comprehensive Income
Components of comprehensive income for the three and six months ended June 30, 2011 and 2010 are as follows:

	(Amounts in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income	$1,066	$1,687	$3,086	$4,019
Foreign currency translation adjustment	34	(479)	408	(127)

Comprehensive income	$1,100	$1,208	$3,494	$3,892

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
On March 17, 2011 the litigation was settled with assets distributed under the terms of a settlement agreement and all parties agreed to release Dr. Port, individually and as a Director of the Company, from any and all claims related to the litigation. Through June 30, 2011, the Company had incurred $0.8 million for legal services provided to Dr. Port in relation to this litigation of which $0.1 million was incurred during the six months ended June 30, 2011.
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
The following table presents summary financial information for the Company’s reportable segments:

	(Amounts in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net sales
MRO	$80,625	$76,796	$159,880	$148,731
OEM	3,529	3,509	6,853	6,484

Consolidated total	$84,154	$80,305	$166,733	$155,215

Operating income
MRO	$1,921	$4,044	$6,266	$6,789
OEM	136	(28)	281	(167)
Severance expense	(465)	(1,224)	(1,210)	(1,650)
Gain on sale of assets	—	—	—	1,701
Legal settlement	—	—	—	550

Consolidated total	$1,592	$2,792	$5,337	$7,223

Other income	63	23	79	39
Interest expense	(71)	(196)	(583)	(281)

Income from continuing operations before income taxes	$1,584	$2,619	$4,833	$6,981

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Quarter ended June 30, 2011 compared to Quarter ended June 30, 2010
The following table presents a summary of our financial performance for the three months ended June 30, 2011 and 2010:

	2011		2010
		% of		% of
($ in thousands)	Amount	Net Sales	Amount	Net Sales

Net sales
MRO	$80,625	95.8%	$76,796	95.6%
OEM	3,529	4.2	3,509	4.4

Consolidated total	$84,154	100.0%	$80,305	100.0%

Gross profit
MRO	$47,653	59.1%	$48,232	62.8%
OEM	646	18.3	557	15.9

Consolidated total	48,299	57.4	48,789	60.8

Operating expenses:
Selling, general and administrative expenses	46,242	54.9	44,773	55.8
Severance expense	465	0.6	1,224	1.5

Operating income	1,592	1.9	2,792	3.5
Other expense, net	(8)	(0.0)	(173)	(0.2)

Income from continuing operations before income tax expense	1,584	1.9	2,619	3.3
Income tax expense	496	0.6	1,139	1.5

Income from continuing operations	$1,088	1.3%	$1,480	1.8%

Net Sales
Net sales for the second quarter of 2011 increased 4.8% to $84.2 million, from $80.3 million in the second quarter of 2010. Excluding the Canadian exchange rate impact, net sales increased 4.1% for the quarter.
MRO net sales increased 5.0% in the second quarter of 2011, to $80.6 million from $76.8 million in the prior year period, primarily reflecting continued growth within our national, governmental and automotive sectors of our business, partially offset by a moderation in our other sectors. MRO average daily sales increased to $1.260 million in the second quarter of 2011 compared to $1.200 million in the second quarter of 2010, driven by an increase in average daily orders and average order size.
OEM net sales of $3.5 million in the second quarter of 2011 were relatively unchanged compared to the prior year quarter.
Gross Profit
Gross profit decreased $0.5 million in the second quarter of 2011, to $48.3 million from $48.8 million in the prior year period. MRO gross profit as a percent of net MRO sales decreased to 59.1% in the second quarter of 2011, compared to 62.8% achieved in the second quarter of 2010. The decline reflects the strategic decision to pursue larger customers with slightly lower margins to better balance our account portfolio that should deliver sustained top-line growth, increased customer retention and margin dollar expansion over time. On a combined basis, national and government accounts represent approximately 17.8% of net sales for the quarter versus approximately 16.2% in the prior year quarter.

OEM gross profit increased $0.1 million and increased as a percent of OEM sales to 18.3% in the second quarter of 2011 from 15.9% in the second quarter of 2010, driven primarily by higher margin customers.
Selling, General and Administrative Expenses (“SG&A”)
SG&A expenses increased 3.3% to $46.2 million in the second quarter of 2011 from $44.8 million in 2010. As a percent of net sales, SG&A improved by 0.9 percentage points to 54.9% in the second quarter of 2011 compared to 55.8% in the second quarter of 2010.
Total selling expenses increased from $20.7 million in the second quarter of 2010 to $21.3 million in the second quarter of 2011 and decreased as a percent of net sales to 25.3% in 2011 from 25.8% in 2010. The decrease, as a percent of sales, reflects the changes of the district sales managers transitioning to full-time employees during 2010, the planned shift toward higher volume lower margin national customers that pay a lower commission and lower insurance costs.
Excluding total selling expenses, G&A expenses increased $0.9 million. The increase was primarily driven by $2.4 million of ERP implementation expenses partially offset by decreased stock based compensation expense of $0.6 million and lower incentive compensation. Excluding ERP, G&A expenses decreased $0.9 million or 3.9% for the quarter.
Severance Expense
Severance expense in the second quarter of 2011 was $0.5 million compared to $1.2 million in the second quarter of 2010. Severance expense in both 2011 and 2010 related to the elimination of certain positions associated with the realignment of various operating responsibilities.
Income Tax Expense
Income tax expense of $0.5 million was recorded based on pre-tax income of $1.6 million for the three months ended June 30, 2011, resulting in an effective tax rate of 31.3%. For the three months ended June 30, 2010, income tax expense was $1.1 million based on pre-tax income of $2.6 million, resulting in an effective tax rate of 43.5%. The 2011 tax rate decreased from 2010 primarily due to the effect of valuation expenses recorded in 2010.
Income from Continuing Operations
We reported income from continuing operations of $1.1 million or $0.13 per diluted share in the second quarter of 2011. Income from continuing operations for the second quarter of 2010 was $1.5 million or $0.17 per diluted share.

Six Months ended June 30, 2011 compared to Six Months ended June 30, 2010
The following table presents a summary of our financial performance for the six months ended June 30, 2011 and 2010:

	2011		2010
		% of		% of
($ in thousands)	Amount	Net Sales	Amount	Net Sales

Net sales
MRO	$159,880	95.9%	$148,731	95.8%
OEM	6,853	4.1	6,484	4.2

Consolidated total	$166,733	100.0%	$155,215	100.0%

Gross profit
MRO	$96,933	60.6%	$94,158	63.3%
OEM	1,305	19.0	956	14.7

Consolidated total	98,238	58.9	95,114	61.3

Operating expenses:
Selling, general and administrative expenses	91,691	55.0	88,492	57.0
Severance expense	1,210	0.7	1,650	1.1
Gain on sale of assets	—	—	(1,701)	(1.1)
Legal settlement	—	—	(550)	(0.4)

Operating income	5,337	3.2	7,223	4.7
Other expense, net	(504)	(0.3)	(242)	(0.2)

Income from continuing operations before income tax expense	4,833	2.9	6,981	4.5
Income tax expense	1,695	1.0	3,269	2.1

Income from continuing operations	$3,138	1.9%	$3,712	2.4%

Net Sales
Net sales for the first six months of 2011 increased 7.4% to $166.7 million, from $155.2 million in the first six months of 2010. Excluding the Canadian exchange rate impact, net sales increased 6.7% over the prior year period.
MRO net sales increased 7.5% in the first six months of 2011, to $159.9 million from $148.7 million in the prior year period, primarily reflecting continued growth within our national, governmental and automotive sectors of our business. MRO average daily sales increased to $1.259 million in the first six months of 2011 compared to $1.171 million in the first six months of 2010, driven by improvements in average orders per day and average order size.
OEM net sales increased 5.7% in the first six months of 2011, to $6.9 million from $6.5 million in the prior year period, driven by strength in our aerospace customer base and new customer growth.
Gross Profit
Gross profit increased $3.1 million in the first six months of 2011, to $98.2 million from $95.1 million in the prior year period. MRO gross profit as a percent of net MRO sales decreased to 60.6% in the first six months of 2011, compared to 63.3% achieved in the prior year period, primarily due to the shift toward acquiring new customers at lower margins which should increase retention and allow for margin dollar expansion over time. On a combined basis, national and government accounts represent approximately 18.2% of net sales for the first six months of 2011 versus approximately 14.8% in the prior year period.

OEM gross profit increased $0.3 million and increased as a percent of OEM sales to 19.0% in the first six months of 2011 from 14.7% in the first six months of 2010. The improvement as a percent of sales was primarily driven by higher margin new business growth.
Selling, General and Administrative Expenses (“SG&A”)
SG&A expenses increased $3.2 million or 3.6% to $91.7 million in the first six months of 2011 from $88.5 million in 2010. As a percent of net sales, SG&A improved by 2.0 percentage points to 55.0% in the first six months of 2011 compared to 57.0% in the prior year period.
Total selling expenses increased to $41.6 million in the first six months of 2011 from $40.5 million in the first six months of 2010 and decreased as a percent of net sales to 24.9% in 2011 from 26.1% in 2010. The decrease, as a percent of sales, reflects the changes of the district sales managers transitioning to full-time employees during 2010, the planned shift toward higher volume lower margin national customers that pay a lower commission and lower insurance costs.
Excluding total selling expenses, G&A expenses increased $2.1 million or 4.3%. The increase was primarily driven by ERP implementation expenses of $4.3 million partially offset by lower incentive compensation. Excluding ERP, G&A expenses decreased $1.6 million or 3.4%.
Severance Expense
Severance expense was $1.2 million in the first six months of 2011 compared to $1.7 million in the first six months of 2010. Severance expense in both 2011 and 2010 was primarily due to the elimination of certain positions supporting distribution services related to divested businesses or associated with the realignment of various operating responsibilities.
Gain on Sale of Assets
During the first six months of 2010 we recorded a gain on sale of assets of $1.7 million related to the sale of our Dallas, Texas distribution center.
Legal Settlement
In the first six months of 2010, we recorded a $0.6 million benefit related to proceeds received from legal remedies related to the actions of several former sales agents and Share Corporation alleging, among other things, breach of contract and interference with customer relationships.
Other expense, net
Other expense, net of $0.5 million in the first six months of 2011 relates primarily to interest assessed on unclaimed property settlements.
Income Tax Expense
Income tax expense of $1.7 million was recorded based on pre-tax income of $4.8 million for the six months ended June 30, 2011, resulting in an effective tax rate of 35.1%. For the six months ended June 30, 2010, income tax expense was $3.3 million resulting in an effective tax rate of 46.8%. The 2011 tax rate decreased from 2010 primarily due to the effect of valuation expenses recorded in 2010.
Income from Continuing Operations
We reported income from continuing operations of $3.1 million or $0.36 per diluted share in the first six months of 2011. Income from continuing operations for the prior year period, which included the gain from the sale of the Dallas distribution center and a favorable legal settlement, was $3.7 million or $0.44 per diluted share. Excluding these items, income from continuing operations per diluted share in 2010 was $0.30.

Liquidity and Capital Resources
Cash and cash equivalents were $22.7 million on June 30, 2011 compared to $40.6 million on December 31, 2010. Net cash used in operating activities was $7.1 million for the first six months of 2011 compared to $4.5 million for the first six months of 2010. The increase in cash used in operations was driven by increases in working capital during the first half of the year. Accounts receivable and inventories increased primarily to support business expansion while reductions in accrued expenses are primarily related to annual compensation plans which are traditionally made during the first half of the year.
Capital expenditures were $7.7 million for the first six months of 2011 compared to $3.6 million for the first six months of 2010. Capital expenditures related to the ERP implementation were $5.6 million for the first six months of 2011. Overall, we anticipate the total cost of the ERP implementation, including both capital and expense, will range from $25.0 million to $28.0 million of which $20.1 million has been incurred during 2010 and the first six months of 2011. We anticipate that total capital expenditures for 2011 will be $12.0 to $15.0 million.
The net outlay related to the sale of businesses in the first six months of 2011 consisted of a payment of approximately $0.9 million due to the final value of Rutland’s working capital that was sold in the fourth quarter of 2010, partially offset by $0.5 million received as payment on the note receivable from the sale of ACS in the third quarter of 2010. Cash flows from investing activities in the first half of 2010 benefited from the receipt of $2.0 million from the sale of our Dallas, Texas distribution center.
Net cash used in financing activities included dividend payments of $2.0 million and $1.5 million for the first six months of 2011 and 2010, respectively. In the first six months of 2010 we received $5.2 million in net borrowings on our revolving credit line compared to no net borrowings on our revolving line of credit in 2011.
At June 30, 2011 we were in compliance with all covenants related to our revolving line of credit as detailed below:

Minimum
Covenant	Requirement	Actual
Cash plus accounts receivable and inventory to debt ratio	2.00:1.00	90.46:1.00
Tangible net worth	$55.0 million	$94.1 million
Debt service ratio	1.2	13.0
We believe that cash on hand, cash provided by future operations and our $55.0 million revolving line of credit will be sufficient to fund our operating requirements, capital expenditures, ERP implementation and other commitments and obligations in the next twelve months.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk at June 30, 2011 from that reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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
There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II
OTHER INFORMATION
ITEMS 1, 2, 3 and 5 of Part II are inapplicable and have been omitted from this report.

ITEM 1A.	RISK FACTORS
There have been no material changes in the Company’s risk factors at June 30, 2011 from that reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 with the exception of the following risk factor which has been updated to reflect the current risk.
One stockholder controls the voting rights of over 45% of the Company’s outstanding shares.
At June 30, 2011, members of the Port family collectively beneficially owned approximately 49% of the outstanding shares of our common stock. In March 2011, in connection with the settlement of litigation between certain members of the Port family, Dr. Port received a proxy to vote the shares held by the members of the Port family until June 2012. As a result, Dr. Port has sole voting power of over 45% of the Company’s outstanding shares, which effectively permits him to control stockholder votes concerning the election of directors, by-law amendments, possible mergers, corporate control contests and other significant corporate transactions. The interests of Dr. Port may differ from those of other stockholders.
In addition, in filings with the Securities and Exchange Commission certain members of the Port family have indicated that they may sell their shares. Given the low historic trading volume of our common stock, such sales could reduce the market price of our common stock.

ITEM 6.	EXHIBITS

Exhibit #

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAWSON PRODUCTS, INC. (Registrant)
Dated July 28, 2011	/s/ Thomas J. Neri
Thomas J. Neri
President and Chief Executive Officer (principal executive officer)

Dated July 28, 2011	/s/ Ronald J. Knutson
Ronald J. Knutson
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)