Form 10-Q
period 2011-09-30
LAWSON PRODUCTS INC/NEW/DE/
filed 2011-11-07
CIK 703604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report under Section 13 OR 15(d) of the Securities Exchange Act of 1934
For quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock, $1 par value, as of October 31, 2011 was 8,565,517.

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
•
all other factors discussed in the Company’s “Risk Factors” set forth in its Annual Report on Form 10-K for the year ended December 31, 2010, updated in its Quarterly Report on Form 10-Q for the period ended June 30, 2011 and in this Quarterly Report on Form 10-Q.

The Company undertakes no obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events or otherwise.

Page #
PART I — FINANCIAL INFORMATION

Item 1 Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010	4

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2011 and 2010 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3 Quantitative and Qualitative Disclosures about Market Risk	16

Item 4 Controls and Procedures	16

PART II — OTHER INFORMATION

Item 1A Risk Factors	17

Item 6 Exhibits Index	17

SIGNATURES	18

Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

ITEM 1	— FINANCIAL STATEMENTS
Lawson Products, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$19,260	$40,566
Accounts receivable, less allowance for doubtful accounts	39,813	33,398
Inventories	44,320	47,167
Miscellaneous receivables and prepaid expenses	6,949	8,905
Deferred income taxes	4,340	4,251
Discontinued operations	591	619

Total current assets	115,273	134,906

Property, plant and equipment, net	49,308	44,442

Cash value of life insurance	15,601	15,660
Deferred income taxes	10,075	11,492
Goodwill	27,966	28,307
Other assets	733	1,577

Total assets	$218,956	$236,384

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$13,396	$18,195
Accrued expenses and other liabilities	30,014	35,348
Discontinued operations	460	2,008

Total current liabilities	43,870	55,551

Security bonus plan	24,092	25,602
Deferred compensation	9,414	10,792
Other liabilities	1,289	1,574

	34,795	37,968

Stockholders’ equity:
Preferred stock, $1 par value:
Authorized - 500,000 shares, Issued and outstanding — None	—	—
Common stock, $1 par value:
Authorized - 35,000,000 shares
Issued - 8,568,220 and 8,534,028 shares
Outstanding - 8,565,517 and 8,531,325 shares	8,568	8,534
Capital in excess of par value	6,114	5,328
Retained earnings	123,945	126,098
Treasury stock — 2,703 shares	(70)	(70)
Accumulated other comprehensive income	1,734	2,975

Total stockholders’ equity	140,291	142,865

Total liabilities and stockholders’ equity	$218,956	$236,384

See notes to condensed consolidated financial statements.

Lawson Products, Inc.
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net sales	$75,366	$81,553	$242,099	$236,768
Cost of goods sold	32,820	31,605	101,315	91,706

Gross profit	42,546	49,948	140,784	145,062

Operating expenses:
Selling, general and administrative expenses	45,335	43,605	137,026	132,097
Severance expense	282	1,334	1,492	2,984
Legal settlement	—	(3,500)	—	(4,050)
Gain on sale of assets	—	—	—	(1,701)

Operating income (loss)	(3,071)	8,509	2,266	15,732

Other income (expense), net	59	(14)	138	25
Interest expense	(79)	(105)	(662)	(386)

Income (loss) from continuing operations before income taxes	(3,091)	8,390	1,742	15,371

Income tax (benefit) expense	(937)	2,624	758	5,893

Income (loss) from continuing operations	(2,154)	5,766	984	9,478

Discontinued operations, net of income taxes	(9)	(2,337)	(61)	(2,030)

Net income (loss)	$(2,163)	$3,429	$923	$7,448

Basic income (loss) per share of common stock:
Continuing operations	$(0.25)	$0.68	$0.12	$1.11
Discontinued operations	—	(0.28)	(0.01)	(0.24)

Net income (loss) per share	$(0.25)	$0.40	$0.11	$0.87

Diluted income (loss) per share of common stock:
Continuing operations	$(0.25)	$0.68	$0.11	$1.11
Discontinued operations	—	(0.28)	—	(0.24)

Net income (loss) per share	$(0.25)	$0.40	$0.11	$0.87

Basic weighted average shares outstanding	8,566	8,522	8,549	8,522
Dilutive effect of stock based compensation	—	12	62	6

Diluted weighted average shares outstanding	8,566	8,534	8,611	8,528

Cash dividends declared per share of common stock	$0.12	$0.08	$0.36	$0.20

See notes to condensed consolidated financial statements.

Lawson Products, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Operating activities:
Net income	$923	$7,448
Loss from discontinued operations	61	2,030

Income from continuing operations	984	9,478

Adjustments to reconcile income from continuing operations to cash used in operating activities:
Depreciation and amortization	3,955	4,467
Deferred income taxes	1,328	3,325
Stock based compensation	(406)	276
Settlement payment	—	(10,000)
Gain on sale of property	—	(1,701)
Changes in operating assets and liabilities:
Accounts receivable	(6,941)	(7,032)
Inventories	2,642	(3,353)
Prepaid expenses and other assets	2,068	2,745
Accounts payable and accrued expenses	(9,735)	3,039
Other	(2,342)	(1,744)

Net cash used in operating activities of continuing operations	$(8,447)	$(500)

Investing activities:
Additions to property, plant and equipment	$(8,918)	$(5,218)
Net proceeds (outlay) related to sale of businesses	(192)	16,000
Proceeds from sale of property	—	2,027

Net cash (used in) provided by investing activities of continuing operations	$(9,110)	$12,809

Financing activities:
Dividends paid	$(3,071)	$(1,534)
Other	—	(32)

Net cash used in financing activities of continuing operations	$(3,071)	$(1,566)

Discontinued operations:
Operating cash flows	$(678)	$3,644
Investing cash flows	—	(4)

Net cash (used in) provided by activities of discontinued operations	$(678)	$3,640

Increase (decrease) in cash and cash equivalents	(21,306)	14,383

Cash and cash equivalents at beginning of period	40,566	8,787

Cash and cash equivalents at end of period	$19,260	$23,170

See notes to condensed consolidated financial statements.

Lawson Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 — Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of Lawson Products, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of the Company, all normal recurring adjustments have been made, that are necessary to present fairly the results of operations for the interim periods. Operating results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
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
There have been no material changes in our significant accounting policies during the nine months ended September 30, 2011 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2010. The Company has determined that there were no subsequent events to recognize or disclose in these financial statements.
Note 2 — Discontinued operations
In the third quarter of 2010 the Company sold substantially all of the assets of Assembly Component Systems, Inc. (“ACS”), a wholly owned subsidiary for $19.0 million. A $2.5 million net loss on the sale was recorded in the third quarter of 2010.
In the fourth quarter of 2010, the Company sold substantially all of the assets of Rutland Tool & Supply Company, Inc. (“Rutland”). Accordingly, Rutland’s results of operations have been reflected in discontinued operations. Rutland’s net sales, which were previously included in the Company’s Maintenance Repair and Operations (“MRO”) segment, were $7.7 million and $23.3 million for the three and nine month periods ended September 30, 2010, respectively.
Note 3 — Inventories
Components of inventories were as follows:

	(Amounts in thousands)
	September 30,	December 31,
	2011	2010
Finished goods	$45,187	$49,084
Work in progress	1,755	1,203
Raw materials	1,646	1,591

Total	48,588	51,878
Reserve for obsolete and excess inventory	(4,268)	(4,711)

	$44,320	$47,167

Lawson Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 4 — Severance Reserve
The table below shows the changes in the Company’s reserve for severance and related payments, included in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets as of September 30, 2011 and 2010:

	(Amounts in thousands)
	Nine Months Ended September 30,
	2011	2010
Balance at beginning of year	$3,062	$4,086
Charged to earnings	1,492	2,984
Cash paid	(2,715)	(3,651)

Balance at end of the period	$1,839	$3,419

Note 5 — Credit Agreement
During the third quarter of 2011, the Company entered into an Amendment to the Credit Agreement dated August 21, 2009 between the Company and The PrivateBank and Trust Company (“Amended Credit Agreement”). The Amended Credit Agreement extends the term of the $55.0 million credit facility, which includes an additional $20.0 million accordion feature, to October 1, 2016. The Amended Credit Agreement decreases the interest rate spreads and the unused line fee, increases the annual allowable dividends from $7.0 million to $10.0 million, increases the allowance for acquisitions and reduces the minimum working capital to total debt ratio from 2.0 to 1.75.
Note 6 — Legal Settlement
During the three and nine month periods ended September 30, 2010, the Company recorded a benefit of $3.5 million and $4.1 million, respectively, related to proceeds received from legal remedies related to the actions of several former sales agents and Share Corporation alleging, among other things, breach of contract and interference with customer relationships.
Note 7 — Gain on Sale of Assets
In the first nine months of 2010, the Company received cash proceeds of $2.0 million from the sale of its Dallas, Texas distribution center, resulting in a gain of $1.7 million.
Note 8 — Income Tax
The Company and its subsidiaries are subject to U.S. Federal income tax as well as income tax of multiple state and foreign jurisdictions. As of September 30, 2011, the Company is subject to U.S. Federal income tax examinations for the years 2009 and 2010 and income tax examinations from various other jurisdictions for the years 2005 through 2010.

Lawson Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 9 — Comprehensive Income (loss)
Components of comprehensive income (loss) for the three and nine months ended September 30, 2011 and 2010 are as follows:

	(Amounts in thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net income (loss)	$(2,163)	$3,429	$923	$7,448
Foreign currency translation adjustment	(1,649)	1,296	(1,241)	1,169

Comprehensive income (loss)	$(3,812)	$4,725	$(318)	$8,617

Note 10 — Related Party Transaction
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
On March 17, 2011 the litigation was settled with assets distributed under the terms of a settlement agreement and all parties agreed to release Dr. Port, individually and as a Director of the Company, from any and all claims related to the litigation. Through September 30, 2011, the Company had incurred $0.8 million for legal services provided to Dr. Port in relation to this litigation of which $0.1 million was incurred during the nine months ended September 30, 2011.
Note 11 — Contingency
One of the Company’s subsidiaries, Drummond American LLC (“Drummond”), is under an employment tax examination for the years 2007 and 2008 of the long-standing treatment of its sales agents as independent contractors. The Company has received indications from the IRS that it intends to challenge Drummond’s position that the sales agents were independent contractors and will seek certain adjustments, potentially including penalties and interest. The Company intends to continue to pursue resolution with the IRS, but it is not possible at this time to predict the final outcome or to establish a reasonable estimate or a range of possible outcomes of this matter. An unfavorable outcome of this examination could have a material adverse effect on the Company’s business, financial condition and results of operations.
Note 12 — Segment Reporting
The Company has two operating segments: MRO and OEM. The Company’s MRO segment is a distributor of products and services to the industrial, commercial, institutional, and governmental Maintenance, Repair and Operations marketplace. The Company’s OEM segment manufactures, sells and distributes production and specialized component parts to the Original Equipment Manufacturer marketplace. The Company’s two reportable segments are distinguished by the nature of products distributed and sold, types of customers and manner of servicing them. The Company evaluates performance and allocates resources to reportable segments primarily based on operating income.

Lawson Products, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table presents summary financial information for the Company’s reportable segments:

	(Amounts in thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net sales
MRO	$71,490	$77,949	$231,370	$226,680
OEM	3,876	3,604	10,729	10,088

Consolidated total	$75,366	$81,553	$242,099	$236,768

Operating income (loss)
MRO	$(3,140)	$6,191	$3,126	$12,979
OEM	351	152	632	(14)
Severance expense	(282)	(1,334)	(1,492)	(2,984)
Legal Settlement	—	3,500	—	4,050
Gain on sale of assets	—	—	—	1,701

Consolidated total	$(3,071)	$8,509	$2,266	$15,732

Other income (expense), net	59	(14)	138	25
Interest expense	(79)	(105)	(662)	(386)

Income (loss) from continuing operations before income taxes	$(3,091)	$8,390	$1,742	$15,371

Note 13 — Earnings Per Share
Approximately 51,000 contingent shares of common stock, that could potentially dilute earnings per share in the future, have been excluded from the computation of diluted earnings per share for the three months ended September 30, 2011 because their effect would have been anti-dilutive. The contingent shares relate to the Company’s stock based compensation plans.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Quarter ended September 30, 2011 compared to Quarter ended September 30, 2010
The following table presents a summary of our financial performance for the three months ended September 30, 2011 and 2010:

			2010
	2011			% of
		% of		Net
($ in thousands)	Amount	Net Sales	Amount	Sales

Net sales
MRO	$71,490	94.9%	$77,949	95.6%
OEM	3,876	5.1	3,604	4.4

Consolidated total	$75,366	100.0%	$81,553	100.0%

Gross profit
MRO	$41,742	58.4%	$49,362	63.3%
OEM	804	20.7	586	16.3

Consolidated total	42,546	56.5	49,948	61.2

Operating expenses:
Selling, general and administrative expenses	45,335	60.2	43,605	53.5
Severance expense	282	0.4	1,334	1.6
Legal settlement	—	—	(3,500)	(4.3)

Operating income (loss)	(3,071)	(4.1)	8,509	10.4
Other expense, net	(20)	—	(119)	(0.1)

Income (loss) from continuing operations before income tax expense	(3,091)	(4.1)	8,390	10.3
Income tax (benefit) expense	(937)	(1.2)	2,624	3.2

Income (loss) from continuing operations	$(2,154)	(2.9)%	$5,766	7.1%

Net Sales
Net sales for the third quarter of 2011 decreased 7.6% to $75.4 million, from $81.6 million in the third quarter of 2010. Excluding the Canadian exchange rate impact, net sales decreased 8.0% for the quarter.
MRO net sales decreased $6.5 million or 8.3% in the third quarter of 2011, to $71.5 million from $77.9 million in the prior year period. The third quarter was impacted by the loss of two selling days during the conversion to our new Enterprise Resource Planning (“ERP”) system. Additionally, the ERP conversion temporarily impacted our ability to timely process orders and replenish our distribution centers which resulted in lower fill rates and, in some cases, untimely shipments to our customers. Average daily MRO sales decreased from $1.180 million in July to $1.035 million in August as a result of our August ERP conversion. September average daily MRO sales of $1.147 million reflect a gradual return toward more normalized sales levels as we improve our order fulfillment.
For the quarter, our national accounts increased 6.7% or $0.4 million, while our government accounts decreased $3.2 million due to a reduction in our military orders. MRO average daily sales decreased to $1.117 million in the third quarter of 2011 compared to $1.218 million in the third quarter of 2010.
OEM net sales were $3.9 million in the third quarter of 2011 compared to $3.6 million in the prior year quarter.

Gross Profit
Gross profit decreased $7.4 million in the third quarter of 2011, to $42.5 million from $49.9 million in the prior year period. MRO gross profit as a percent of net MRO sales decreased to 58.4% in the third quarter of 2011, compared to 63.3% achieved in the third quarter of 2010. The decline was driven by three factors: (i) Increased vendor costs were not passed along to our customers as we held pricing constant to facilitate our ERP conversion; (ii) Outbound freight costs increased as we shipped more single line orders to support our customers during the conversion; and (iii) our strategic decision to pursue larger customers with lower margins, which should increase retention and allow for margin dollar expansion over time.
OEM gross profit increased $0.2 million and increased as a percent of OEM sales to 20.7% in the third quarter of 2011 from 16.3% in the third quarter of 2010, driven primarily by a shift in sales toward higher margin customers.
Selling, General and Administrative Expenses (“SG&A”)
SG&A expenses increased 4.0% to $45.3 million in the third quarter of 2011 from $43.6 million in 2010. SG&A expenses consist of selling expenses (i.e. commissions paid to our independent agents and employee sales expenses and related expenses to support our sales efforts), costs within our distribution network, and general and administrative costs to manage the business.
Selling expenses decreased to $19.3 million in the third quarter of 2011 from $20.3 million in the third quarter of 2010, but increased as a percent of net sales to 25.7% in 2011 from 24.9% in 2010, primarily reflecting higher health insurance claims.
General and administrative (“G&A”) expenses increased $2.7 million, primarily driven by expenses related to our ERP implementation of $2.3 million, investments in our comprehensive website re-development, higher health insurance claims and temporary labor costs, partially offset by decreased incentive and stock based compensation expenses.
Severance Expense
Severance expense in the third quarter of 2011 was $0.3 million compared to $1.3 million in the third quarter of 2010. Severance expense in both 2011 and 2010 related to the elimination of certain positions associated with the realignment of various operating responsibilities.
Legal Settlement
During the third quarter of 2010, we recorded a $3.5 million benefit related to proceeds received from legal remedies related to the actions of several former sales agents and Share Corporation alleging, among other things, breach of contract and interference with customer relationships.
Income Tax (Benefit) Expense
An income tax benefit of $0.9 million was recorded based on a pre-tax loss of $3.1 million for the three months ended September 30, 2011, resulting in an effective tax benefit rate of 30.3%. For the three months ended September 30, 2010, income tax expense was $2.6 million based on pre-tax income of $8.4 million, resulting in an effective tax rate of 31.3%.
Income (Loss) from Continuing Operations
We reported a loss from continuing operations of $2.2 million or $0.25 per diluted share in the third quarter of 2011. Income from continuing operations for the third quarter of 2010 which included a favorable legal settlement of $3.5 million was $5.8 million or $0.68 per diluted share. Excluding the legal settlement and related tax impact, income from continuing operations was $0.39 per diluted share in for the third quarter of 2010.

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010
The following table presents a summary of our financial performance for the nine months ended September 30, 2011 and 2010:

	2011		2010
($ in thousands)	Amount	Net Sales	Amount	Net Sales

Net sales
MRO	$231,370	95.6%	$226,680	95.7%
OEM	10,729	4.4	10,088	4.3

Consolidated total	$242,099	100.0%	$236,768	100.0%

Gross profit
MRO	$138,675	59.9%	$143,520	63.3%
OEM	2,109	19.7	1,542	15.3

Consolidated total	140,784	58.2	145,062	61.3

Operating expenses:
Selling, general and administrative expenses	137,026	56.6	132,097	55.8
Severance expense	1,492	0.7	2,984	1.3
Legal settlement	—	—	(4,050)	(1.7)
Gain on sale of assets	—	—	(1,701)	(0.7)

Operating income	2,266	0.9	15,732	6.6
Other expense, net	(524)	(0.2)	(361)	(0.1)

Income from continuing operations before income tax expense	1,742	0.7	15,371	6.5
Income tax expense	758	0.3	5,893	2.5

Income from continuing operations	$984	0.4%	$9,478	4.0%

Net Sales
Net sales for the first nine months of 2011 increased 2.3% to $242.1 million, from $236.8 million in the first nine months of 2010. Excluding the Canadian exchange rate impact, net sales increased 1.6% over the prior year period.
MRO net sales increased 2.1% in the first nine months of 2011, to $231.4 million from $226.7 million in the prior year period. MRO average daily sales increased to $1.211 million in the first nine months of 2011 compared to $1.187 million in the first nine months of 2010. National and government accounts represented approximately 17.1% of net sales for the first nine months of 2011 versus approximately 15.7% in the prior year period.
OEM net sales increased 6.4% in the first nine months of 2011, to $10.7 million from $10.1 million in the prior year period, driven by strength in our aerospace customer base and new customer growth.
Gross Profit
Gross profit decreased $4.3 million in the first nine months of 2011, to $140.8 million from $145.1 million in the prior year period. MRO gross profit as a percent of net MRO sales decreased to 59.9% in the first nine months of 2011, compared to 63.3% achieved in the prior year period, primarily due to the shift toward acquiring new larger customers at lower margins, increased outbound freight costs and increased vendor costs while holding customer pricing constant to facilitate our ERP conversion.
OEM gross profit increased $0.6 million and increased as a percent of OEM sales to 19.7% in the first nine months of 2011 from 15.3% in the first nine months of 2010. The improvement as a percent of sales was primarily driven by higher margin new business growth.

Selling, General and Administrative Expenses (“SG&A”)
SG&A expenses increased $4.9 million or 3.7% to $137.0 million in the first nine months of 2011 from $132.1 million in 2010. As a percent of net sales, SG&A increased by 0.9 percentage points to 56.7% in the first nine months of 2011 compared to 55.8% in the prior year period.
Selling expenses increased slightly to $60.9 million in the first nine months of 2011 from $60.8 million in the first nine months of 2010 and decreased as a percent of net sales to 25.2% in 2011 from 25.7% in 2010. The decrease, as a percent of sales, reflects costs incurred in 2010 related to the transition of the district sales managers to full-time employees and the planned shift toward higher volume lower margin national customers that pay a lower commission.
G&A expenses increased $4.8 million or 6.7%, primarily driven by additional ERP implementation expenses in 2011 over 2010 of $4.4 million, partially offset by lower incentive compensation. Excluding ERP, G&A expenses increased $0.4 million or 0.6%.
Severance Expense
Severance expense was $1.5 million in the first nine months of 2011 compared to $3.0 million in the first nine months of 2010. Severance expense in both 2011 and 2010 related to the elimination of certain positions associated with the realignment of various operating responsibilities.
Legal Settlement
In the first nine months of 2010, we recorded a $4.1 million benefit related to proceeds received from legal remedies related to the actions of several former sales agents and Share Corporation alleging, among other things, breach of contract and interference with customer relationships.
Gain on Sale of Assets
During the first nine months of 2010 we recorded a gain on sale of assets of $1.7 million related to the sale of our Dallas, Texas distribution center.
Other Expense, net
Other expense, net of $0.5 million in the first nine months of 2011 relates primarily to interest assessed on unclaimed property settlements. Other expense, net of $0.4 million in the first nine months of 2010 relates primarily to interest charged on our credit facility.
Income Tax Expense
Income tax expense of $0.8 million was recorded based on pre-tax income of $1.7 million for the nine months ended September 30, 2011, resulting in an effective tax rate of 43.5%. For the nine months ended September 30, 2010, income tax expense was $5.9 million based on pre-tax income of $15.4 million resulting in an effective tax rate of 38.3%. The 2011 tax rate increased from 2010 primarily due to the effect of permanent tax differences on lower projected pre-tax income in 2011.
Income from Continuing Operations
We reported income from continuing operations of $1.0 million or $0.11 per diluted share in the first nine months of 2011. Income from continuing operations for the prior year period, which included the gain from the sale of the Dallas distribution center and a favorable legal settlement, was $9.5 million or $1.11 per diluted share. Excluding these items and related tax impact, income from continuing operations was $0.70 per diluted share in 2010.

Liquidity and Capital Resources
Cash and cash equivalents were $19.3 million on September 30, 2011 compared to $40.6 million on December 31, 2010. Net cash used in operating activities was $8.4 million for the first nine months of 2011 compared to $0.5 million for the first nine months of 2010 which included a $10.0 million settlement payment. The increase in cash used in operations was driven by lower income and increases in working capital during the first nine months of the year. Accounts receivable increased due to seasonal fluctuations and temporarily easing our collection efforts during the ERP conversion. Additionally, inventory declined due to lower product purchases during the quarter along with a sell through of pre-ERP inventory.
Capital expenditures were $8.9 million for the first nine months of 2011 compared to $5.2 million for the first nine months of 2010. Capital expenditures related to the ERP implementation were $6.5 million for the first nine months of 2011 compared to $4.2 million in 2010. To date, the Company has invested, including both capital and expense, $23.4 million related to the ERP implementation. We anticipate that total capital expenditures for 2011 will be approximately $12.0 million.
Cash flows from investing activities in the first nine months of 2010 benefited from the receipt of $16.0 million from the sale of ACS and the receipt of $2.0 million from the sale of our Dallas, Texas distribution center. Net cash used in financing activities included dividend payments of $3.1 million and $1.5 million for the first nine months of 2011 and 2010, respectively.
During the third quarter of 2011, we entered into an Amendment to the Credit Agreement (“Amended Credit Agreement”). The Amended Credit Agreement extends the term of the $55.0 million credit facility, which includes an additional $20.0 million accordion feature, to October 1, 2016. The Amended Credit Agreement decreases the interest rate spreads and the unused line fee, increases the annual allowable dividends from $7.0 million to $10.0 million, increases the allowance for acquisitions and reduces the minimum working capital to total debt ratio from 2.00 to 1.75.
On September 30, 2011 and 2010, we had no borrowings outstanding on our revolving line of credit. At September 30, 2011 we were in compliance with all covenants related to our revolving line of credit as detailed below:

Minimum
Covenant	Requirement	Actual
Cash plus accounts receivable and inventory to debt ratio	1.75:1.00	84.61:1.00
Tangible net worth	$55.0 million	$90.2 million
Debt service ratio	1.2	2.9
We believe that cash on hand, cash provided by future operations and our $55.0 million revolving line of credit will be sufficient to fund our operating requirements, capital expenditures and other commitments and obligations in the next twelve months.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk at September 30, 2011 from that reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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
During the third quarter, we completed a major phase of the implementation of a new ERP system. The ERP implementation replaced our existing order entry, fulfillment, service and financial systems, resulting in significant changes to our business processes and therefore our internal controls. These changes are intended to improve customer service and controls and reduce manual processes. Our implementation process was designed to identify and remediate control issues as they are identified. We have monitoring controls in place to ensure the ongoing reliability of our financial reporting. We believe the controls, as implemented, are appropriate and functioning effectively.
Other than the change mentioned above, no other change in the Company’s internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
ITEMS 1, 2, 3 and 5 of Part II are inapplicable and have been omitted from this report.

ITEM 1A.	RISK FACTORS
There have been no material changes in the Company’s risk factors at September 30, 2011 from that reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

ITEM 6.	EXHIBITS

Exhibit #

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* 101.INS	XBRL Instance Document

* 101.SCH	XBRL Taxonomy Extension Schema Document

* 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

* 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

* 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished but not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAWSON PRODUCTS, INC. (Registrant)
Dated November 7, 2011	/s/ Thomas J. Neri
Thomas J. Neri
President and Chief Executive Officer (principal executive officer)

Dated November 7, 2011	/s/ Ronald J. Knutson
Ronald J. Knutson
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)