Form 10-K
period 2011-12-31
LAWSON PRODUCTS INC/NEW/DE/
filed 2012-03-01
CIK 703604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s voting stock held by non-affiliates on June 30, 2011 (based upon the per share closing price of $19.67) was approximately $84,100,000.

As of January 31, 2012, 8,574,291 shares of Common Stock were outstanding.

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

Overview

Lawson Products, Inc. (“Lawson”, the “Company”, “we”, “our”, or “us”) was incorporated in Illinois in 1952, and reincorporated in Delaware in 1982. Lawson is a North American distributor of products and services to the industrial, commercial, institutional, and governmental maintenance, repair and operations (“MRO”) marketplace and also manufactures and distributes production and specialized component parts to the original equipment manufacturers (“OEM”) marketplace.

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

There is a significant amount of fragmentation by geography and product within the industry. We encounter intense competition from several national distributors and manufacturers and a large number of regional and local distributors. Some competitors have greater financial and personnel resources, handle more extensive lines of merchandise, operate larger facilities and price some merchandise more competitively than we do.

We consider our large national competitors to be WW Grainger, Fastenal, McMaster Carr, MSC Industrial Direct, and Barnes Distribution. We compete for business in our industry by delivering on the value proposition we call “Smarter Maintenance” under which we offer a personal approach to vendor managed inventory, provide technical expertise and supply quality products to our customers.

Customers

Sales generated by our MRO segment represented over 95% of our total sales for the year ended December 31, 2011. Due to fewer selling days during the holiday season, net sales in the fourth quarter are historically lower than the first three quarters of the year. During 2011, we sold products to approximately 90,000 customers and no customer accounted for more than two percent of net sales. In 2011, 91% of our net sales were generated in the United States and 9% from Canada. Our customers operate in a variety of industries including automotive repair, commercial vehicle maintenance, government, manufacturing, food processing, distribution, construction, oil and gas, mining, wholesale, service and others.

Our customers include a wide range of purchasers of industrial supply products from small repair shops to large national and governmental accounts. Historically, we have been very effective at selling to and servicing small and medium sized customers. We are taking deliberate steps to gain a share of larger national accounts to expand our sales base. We have assembled a team of employee sales professionals to identify and prioritize strategic accounts, which we define as larger, multi-location national accounts. During 2011, strategic account sales grew by 18% over 2010 and represented approximately 10% of MRO net sales.

Operations

Customers place orders primarily through our independent sales representatives; however, they can also order directly from our website or through our customer service team via fax or phone. We sell products in all 50 states, the District of Columbia, Canada and Puerto Rico, and export products that support U.S. military efforts in Europe. An important factor in attracting and retaining customers is our ability to process orders promptly. We normally ship to our customers within one to two days of order placement.

Our MRO distribution process normally entails transporting product from our suppliers to our national packaging center for possible repackaging, labeling or cross-docking. Product is then shipped and stocked in strategically located distribution centers in Illinois, Nevada, New Jersey, Georgia, and Ontario where orders are picked, packed and shipped to our customers. Many factors affect the efficiency of this process including the physical characteristics of the distribution centers, routing logistics, the number of times the product needs to be handled, transportation costs and the flexibility to meet unique requirements requested by our customers.

In 2011, we upgraded our business processes by completing a major phase of the implementation of a new Enterprise Resource Planning (“ERP”) system. The new ERP system integrates our revenue cycle, from initial order through cash receipt and the procurement cycle, from product sourcing through payment. ERP has replaced many of the diverse and aging legacy systems which have limited our operational capabilities in the past.

Our engineering department, as part of our “Smarter Maintenance” proposition, provides technical support for our products and offers on-site problem solutions. They also develop and present product safety and technical training seminars tailored to meet our customers’ needs. Material Safety Data Sheets are maintained electronically and are available to our customers 24 hours a day, seven days a week. Our labs provide us with the environment to solve technical problems remotely by simulating customer situations.

Products

Our MRO product offerings are listed on our website and in approximately 27,000 catalogs that were distributed to our customers in 2011. Our MRO products are manufactured by others, purchased in bulk and repackaged in smaller quantities for sale to our customers.

Sales percentages by broad categories of our MRO product mix in 2011 were as follows:

September 30,
Product Category	Percentage
Fastening systems	21%
Specialty chemicals	15
Cutting tools and abrasives	14
Fluid power	13
Electrical	11
Aftermarket automotive supplies	5
Welding and metal repair	4
Safety	3
Other	14

100%

We offer over 300,000 different products for sale of which approximately 60,000 products are maintained in inventory. We strive to carry sufficient inventory to ensure product availability and rapid processing of customer orders. Accurate forecasting of customer demand is essential to establish the proper level of inventory for each product. Inventory levels need to be sufficient to meet customer demand while avoiding the costs of stocking excess items.

During 2011, we purchased products from over 1,000 suppliers and no single supplier accounted for more than five percent of our purchases in 2011. However, the loss of one of our core suppliers could affect our operations by hindering our ability to provide full service to our customers.

We actively participate in the design and development of products with our manufacturers. Technology has helped us to develop new items that are application specific. We review applications and recommend alternative products that may be beneficial to our customers. Our quality control department tests our product offerings to assure they meet our specifications. We also conduct failure analysis and recommend solutions to help customers maximize product performance and avoid costly product failures. To promote brand loyalty, we sell products using various private labels and tradenames including Lawson Products, Kent Automotive, Cronatron, and Drummond, among others.

Sales Force

Our sales force is primarily organized into geographical regions. The performance of each region is the responsibility of a Regional Sales Manager. Each region is further divided into geographically defined districts. The performance of each district is the responsibility of a District Sales Manager who reports to the Regional Sales Manager. Our District Sales Managers concentrate their efforts on driving sales within their district and working with our sales team, composed of approximately 950 independent sales representatives to develop new and existing customers.

Our independent representatives have control over which customers they contact, the frequency of sales calls, the products that are promoted, the prices that are charged and the sales methods that are used. The independent sales representatives are compensated on a variable commission only basis and are responsible for repayment of commissions to the Company on any uncollectible accounts. During the second half of 2011, we implemented a pilot program and hired approximately 40 employee sales representatives. We believe having control over which customers the employee sales representatives contact, the frequency of sales calls, the products that are promoted, the prices that are charged and the sales methods that are used could result in higher productivity. Employee sales representatives receive a fixed salary and are eligible for variable compensation related to sales.

We have also developed a team dedicated to acquiring larger strategic accounts and a team dedicated to serving our governmental accounts. The strategic accounts are comprised of multi-location customers with a national scope. We have assigned some employees to concentrate solely on mid-market account acquisition.

Our sales force receives education in the best uses of our products, enabling them to provide customized solutions to address our customers’ needs. As part of our “Smarter Maintenance” proposition, the sales team offers our customers technical expertise and on-site problem resolution. This includes on-site visits to help manage customer inventories, introducing cost saving ideas to improve our customers’ profitability and regularly analyzing and replenishing inventory to prevent unnecessary purchases and unplanned downtime. The sales force also periodically provides product demonstrations to our customers that are designed to show how our products can improve their productivity. Additionally, we offer customized storage systems to our customers for improved organization and a more efficient workflow.

Employees

Our organization supports a culture of continuous improvement driving results and emphasizes the importance of addressing the needs of our customers. We encourage our employees to be results driven, team oriented, progressive and focused on the future. We require our employees to act with integrity in every aspect of our business.

As of December 31, 2011, our workforce included approximately 950 employees, comprised of approximately 360 in sales and marketing (including approximately 70 District Sales Managers), 440 in operations and distribution and 150 management and administrative staff. Approximately 15% of our workforce is covered by four collective bargaining agreements. We believe that our relations with our employees and their collective bargaining organizations are good.

Non-Core Businesses

Over the past few years, our non-core MRO operations were hit particularly hard by the economic downturn, needed capital investment, had limited opportunity to leverage growth, provided minimal synergistic value and operated at lower margins than the core MRO business. Therefore, we actively evaluated various strategic alternatives regarding these operations.

In 2010, we sold substantially all of the assets of two of our non-core business units, Assembly Component Systems, Inc. and Rutland Tool & Supply Company, Inc. Currently our only non-core operating subsidiary is Automatic Screw Machine Products Company (“ASMP”). ASMP is based in Decatur, Alabama and distributes components, fasteners, and fittings for use by OEM customers that are specific to their production needs. ASMP accounted for approximately 5% of our net sales for 2011. We will continue to evaluate the strategic options available to us regarding ASMP.

Vision

Our vision is to be our customers’ first choice for maintenance, repair and operational solutions that improve their operating performance. We plan to achieve our vision by working closely with our customers to maintain and enhance their operations through products, services and innovative solutions.

As part of developing a strategy to support our vision, we conducted extensive customer research to help better understand our customers’ value drivers and the market in which we currently compete for business, known as our addressable market. We determined that we not only needed to transform our organization to win business from our current addressable market but also to develop the capabilities to expand the size of our addressable market. Therefore, we concentrated on three major initiatives to strengthen our business. Our initiatives were to replace our legacy information systems with a state-of-the-art ERP system, optimize our distribution network and transform our sales channels. Through these initiatives, we aim to deliver an enhanced customer experience, support sales growth and improve operating performance. We have made significant progress in completing each of these initiatives and have further defined the initiatives we will concentrate on to achieve our vision for the future. Our transformation efforts continue to focus on making it easier for our customers to conduct business with us.

ERP

In August 2011, we reached an important milestone as we launched a major phase of our new ERP system. We believe that an integrated ERP system is necessary to support the transformation of our business to better serve our customers and to provide a platform to support growth. The initial implementation included order-to-cash and procure-to-pay processes, warehouse management at three of our distribution centers and our packaging facility as well as our financial reporting system. The ERP system is critical to provide the platform for the launch of our new website, to support the technology requirements of the new distribution center and enable the opportunity to provide enhanced sales solutions in the field. During 2012, we plan to implement the warehouse management system at our future McCook distribution center.

Although we were able to pick, pack and ship orders within hours of going live, we encountered certain challenges which caused delays in our supply chain and fulfillment processes. This led to an increase in backorders and complicated our inventory procurement process. We also experienced higher temporary labor and overtime costs as we worked to address the increase in the number of customer service calls and to reduce backorder levels in a timely manner. Additionally, we encountered certain operating issues that resulted in delays in the collection of our customer receivables. We have seen our backorders continue to decline as our fill rates improve.

We are continuing to resolve various operational issues and make further enhancements to the system as we become more experienced. We believe the new ERP system will provide us reliable, transparent, real-time data access enabling us to make better and faster business decisions leading to more accurate forecasting, shortening order fulfillment time and optimizing our inventory levels. Integration among various functional areas is already improving communication, productivity and efficiency. We believe these improvements will enhance our ability to respond to our customers’ needs and lead to increased customer satisfaction.

Network Optimization

The goal of our network optimization initiative is to define the optimal number, location, size, and material handling capabilities of our distribution centers to improve customer service, speed of delivery, lower operating expenses and improve working capital investment.

In November 2011, we entered into a lease for a new, state-of-the art packaging and distribution center in McCook, Illinois. This new distribution facility will consolidate operations currently performed in three separate Illinois locations. The new facility is designed to specifically meet our distribution needs and will incorporate upgraded technology and logistics compared to our existing facilities. We expect this new distribution center will be operational by late 2012.

The consolidation of operations in the new distribution facility is intended to reduce operating expenses being incurred under our current structure. Additional warehouse space provided by the new facility will allow us to support increased sales and together with the improved technology help reduce order processing times and increase order fulfillment rates. The facility’s close proximity to a major freight hub will provide us more time to process orders and expand our next-day delivery capability.

In conjunction with closing the Des Plaines, Illinois facility, we will also relocate our corporate headquarters to a leased location in the City of Chicago, approximately three miles from our current headquarters in Des Plaines.

Sales Channel Transformation

Our sales channel transformation initiative concentrates on the following areas:

Sales Management Team Transformation

We believe our sales team transformation can strengthen the quality of customer relationships and improve the consistency of sales execution throughout our organization.

Over the past two years, we have clarified the roles and responsibilities of our sales management team, continually reviewing our territory design and account allocation policies to optimize territory management while maintaining or increasing our customer coverage. We have established a strategic account team dedicated to execute on a market plan to acquire these large strategic accounts. We are also dedicating certain employees to concentrate solely on mid-market account acquisition. Additionally, we are hiring Business Development Managers to identify new business opportunities.

We plan to continue to review and evaluate our sales model to maximize sales and enhance customer satisfaction.

Website Redevelopment

We are committed to the re-development of a fully integrated website that will allow for new and existing customers to easily perform product searches, immediately obtain pricing and place direct orders through the internet. This will also allow the organization to help capture a portion of the “unplanned” purchases of our customers that often are placed through a website, an opportunity that we do not participate in today. The website will be designed to improve cross-selling and up-selling activity, as well as enhance our visibility to customers when our sales team is not on-site with the customer. We plan to introduce our new website in the second quarter of 2012.

Pricing

We are continuing to develop and implement a market-based, tiered pricing structure that better reflects the value of our products and services to our customers. This market-based approach should promote increasing penetration of our existing customers and attract new accounts at more competitive pricing levels. We are also refining our private label offerings with tiered pricing. The combination of private label and national brands products is designed to better position us to meet the needs of a larger, more diverse customer base and we believe provides a growth opportunity.

Next-Day Delivery

Next-day delivery is an essential requirement identified by our customer research and historically we have lagged behind our competitors in this area. The implementation of ERP and our new state-of-the–art distribution facility in McCook, Illinois will enhance our next-day capabilities, allowing us to improve our qualification rate in bid processes and to compete for our customers’ unplanned spend.

Product Offering

We plan to expand our product portfolio to meet customer demand proactively and increase our ability to qualify and win business in competitive bid processes. The expanded product portfolio should help promote sales to new customers and increase our sales to existing customers. Historically, we have encouraged brand loyalty by selling products using various private labels. Although we will continue to promote private label products, we plan to add more national brands to our product offering to better align our product mix with customer specifications, particularly for larger accounts.

Available Information

We file or furnish annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and file or furnish amendments to those reports pursuant to Section 13(a) or 15(d) of the Exchange Act and Section 16 reports with the Securities and Exchange Commission (“SEC”). The public can obtain copies of these materials by visiting the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549 or by accessing the SEC’s website at http://www.sec.gov. The public may obtain information on the operation of the SEC’s Public Reference Room by calling (800) SEC-0330. In addition, as soon as reasonably practicable after such materials are filed with or furnished to the SEC, we make copies available to the public free of charge through our website at www.lawsonproducts.com. Information on our website is not incorporated by reference into this report. We also make available, on our website, the charters of the committees of our Board of Directors, our Code of Business Conduct and our Corporate Governance Principles.

Executive Officers of the Registrant

The executive officers of Lawson as of January 31, 2012 were as follows.

	September 30,	September 30,	September 30,
Name	Age	Year First Elected to Present Office	Position
Thomas J. Neri	60	2007	President, Chief Executive Officer and Director
Harry A. Dochelli	52	2009	Executive Vice President, Chief Operating Officer
Neil E. Jenkins	62	2004	Executive Vice President, Secretary and General Counsel
Robert O. Border	48	2010	Senior Vice President, Chief Information Officer
Stewart A. Howley	50	2008	Senior Vice President, Strategic Business Development
Ronald J. Knutson	48	2009	Senior Vice President, Chief Financial Officer
Michelle I. Russell	50	2012	Senior Vice President, Project Management

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

Mr. Dochelli was elected Chief Operating Officer effective December 2009 and served as Executive Vice President, Sales and Marketing from April 2008 to December 2009. Previously, Mr. Dochelli served as Executive Vice President, North America Contract Sales for OfficeMax from 2007 until 2008 and Executive Vice President of U.S. Operations for OfficeMax/Boise Cascade Office Solutions from 2005 to 2007.

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

Mr. Knutson was elected Senior Vice President, Chief Financial Officer effective November 2009. Mr. Knutson served as Senior Vice President, Chief Financial Officer of Frozen Food Express Industries, Inc. from January 2009 to November 2009. Mr. Knutson served as Vice President, Finance of Ace Hardware Corporation from 2006 through 2007.

Ms. Russell was appointed Senior Vice President, Project Management in January 2012. Ms. Russell served as Senior Vice President, Executive Sponsor from March 2010 to January 2012; as Senior Vice President, Operations and Supply Chain Management from August 2007 to March 2010; and as Chief Ethics and Compliance Officer from April 2006 to August 2007.

ITEM 1A.	RISK FACTORS.

In addition to the other information in this Annual Report on Form 10-K for the fiscal year ended December 31, 2011, the following factors should be considered in evaluating Lawson’s business. Our operating results depend upon many factors and are subject to various risks and uncertainties. The material risks and uncertainties known to us and described below may negatively affect our business operations or affect our financial results. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations or affect our financial results.

Our results of operations may be adversely impacted by a downturn in the economy.

During 2008 and 2009, we experienced the effects of a severe economic recession in the U.S. and world economies and a tightening of the credit markets. Although the economy has stabilized and improved somewhat in 2010 and 2011, we cannot predict the continued strength of a recovery. Any future economic decline and uncertainty may lead to a further decrease in customer spending and may cause certain customers to cancel or delay placing orders. Some of our customers may file for bankruptcy protection, preventing us from collecting on accounts receivable and may result in our stocking excess customer specific inventory. Continued contraction in the credit markets may also cause some of our customers to experience difficulties in obtaining financing, leading to lower sales, delays in the collection of receivables or result in an increase in bad debt expense.

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

Our stock price could decrease if our financial performance is inadequate or does not meet investors’ expectations, if there is deterioration in the overall market for equities, large amounts of shares are sold in the market or if investors have concerns that our business, financial condition, results of operations and capital requirements are negatively impacted by an economic downturn. A decrease in the price of our stock may reflect a lower market value of our net assets compared to book value, indicating our assets are impaired.

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

Our ability to rapidly process customer orders is an integral component of our overall business strategy. Interruptions at our company operated facilities or disruptions at a major transportation center or shipping port, due to events such as severe weather, labor interruptions, natural disasters, acts of terrorism or other events, could affect both our ability to maintain core products in inventory and deliver products to our customers on a timely basis, which may in turn adversely affect our results of operations. We will also face a risk of service disruptions during the transition of our Addison, Des Plaines and Vernon Hills, Illinois operations into the new McCook facility. In addition, severe weather conditions could adversely affect demand for our products.

Changes in our customers, product mix and pricing strategy could cause our gross margin percentage to decline in the future.

From time to time, we have experienced changes in product mix and inventory costs. When our product mix changes, there can be no assurance that we will be able to maintain our historical gross profit margins. Changes in our customers, product mix, volume of orders or the prices charged could cause our gross profit margin percentage to decline.

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

The inability of management to successfully implement major strategic initiatives, could result in significant disruptions in the Company’s operations and increase our costs.

We have committed to developing and executing three major strategic initiatives to strengthen our core MRO operations which we believe will significantly enhance our ability to better serve our customers and improve our business. The initiatives are expected to transform our current sales channels, optimize our supply network and replace our legacy information systems with an ERP system. In 2011 we completed a major phase of the ERP implementation and we took further steps to transform our sales channels. In 2012, among other undertakings, we plan to continue to implement further phases of our ERP system, transition our Addison, Des Plaines and Vernon Hills, Illinois operations to the new McCook facility, launch a redesigned website and migrate our independent sales representatives to employee sales representatives.

These initiatives involve a large investment of capital and resources and significant changes to our current operating processes. Failure to properly implement one or more of these initiatives could result in disruptions in our operations, loss of business and increased costs.

Failure to manage changes within the organization

We are undergoing significant change including the opening of a new distribution center, relocation of our headquarters, completion of the ERP implementation, launch of a redesigned website and the transition of our independent sales representative model to one that increases productivity and is more market oriented. During the second half of 2011, we implemented a pilot program and hired approximately 40 employee sales representatives. We believe having control over which customers the employee sales representatives contact, the frequency of sales calls, the products that are promoted, the prices that are charged and the sales methods that are used could result in higher productivity. These initiatives, and other changes, could impact our business model and affect the culture of our organization to emphasize continuous improvements, be results driven and focused on our end customer. Failure to manage through these changes could adversely affect our financial position and results of operations.

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

Failure to retain experienced and productive sales representatives could negatively impact our operating results.

Our MRO sales are primarily driven by sales representatives. Failure to attract and retain a sufficient number of talented, experienced and productive sales representatives could have a material adverse effect on our business, financial condition and results of operations.

One stockholder controls the voting rights of approximately 45% of the Company’s outstanding shares.

At December 31, 2011, members of the Port family collectively beneficially owned approximately 45% of the outstanding shares of our common stock. In March 2011, in connection with the settlement of litigation between certain members of the Port family, Dr. Port received a proxy to vote the shares held by the members of the Port family until June 2012, other than in connection with votes on mergers and certain other extraordinary corporate transactions. As a result, Dr. Port has sole voting power of approximately 45% of the Company’s outstanding shares, which effectively permits him to control stockholder votes concerning the removal and election of directors. The interests of Dr. Port may differ from those of other stockholders.

In addition, in filings with the Securities and Exchange Commission a member of the Port family, controlling approximately a third of the family’s interest, has indicated that she intends to sell her shares. Given the low historic trading volume of our common stock, such sales could reduce the market price of our common stock.

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

From time to time we fund our operations from funds borrowed under the terms of our credit agreement. The credit agreement requires us to comply with certain financial covenants, including minimum tangible net worth levels, a minimum cash, accounts receivable and inventory-to-debt ratio, a minimum debt service coverage ratio and minimum quarterly EBITDA levels. The credit agreement also contains other customary representations, warranties, covenants and events of default. Any failure to meet these covenant requirements could lead to higher financing costs, increased restrictions and reduce or eliminate our ability to borrow funds.

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

We are currently the subject of an employment tax examination which could result in a negative settlement.

One of our subsidiaries, Drummond American LLC (“Drummond”) is under an employment tax examination for the years 2007 and 2008 of the long-standing treatment of its sales representatives as independent contractors. In January 2012 we received a Notice of Proposed Adjustment in the amount of $9.5 million, including penalties, from the IRS challenging Drummond’s position that the sales representatives were independent contractors. Although we intend to vigorously defend our position for the treatment of the sales representatives as independent contractors, we established a liability of $1.2 million as our best estimate of the cost to resolve the matter. An unfavorable outcome of this matter could have a material adverse effect on the Company’s business, financial condition and results of operation.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

In the second half of 2012, we will be consolidating our Midwest distribution operations to a new custom built distribution facility in McCook, Illinois. We also plan to relocate our corporate headquarters to Chicago, Illinois from the current facility in Des Plaines, Illinois. When these relocations have been completed, we will reclassify our Addison, Des Plaines and Vernon Hills, Illinois facilities as Property Held for Sale.

The following owned and leased locations are either currently used in operations or will be used in our operations in 2012:

	September 30,	September 30,	September 30,		September 30,
Location	Segment	Function	Own/Lease		Square Footage

Locations to be used
Chicago, Illinois	MRO	Administration	Lease	(1)	86,300
Fairfield, New Jersey	MRO	Distribution	Own		60,000
Independence, Ohio	MRO	Call Center	Lease	(2)	9,761
McCook, Illinois	MRO	Packaging/Distribution	Lease	(3)	306,805
Mississauga, Ontario Canada	MRO	Distribution	Own		78,000
Reno, Nevada	MRO	Distribution	Own		244,280
Suwanee, Georgia	MRO	Distribution	Own		91,235
Decatur, Alabama	OEM	Manufacturing	Own		65,000

Locations to be disposed
Addison, Illinois	MRO	Distribution	Own		85,800
Des Plaines, Illinois	MRO	Packaging/Administration	Own		175,000
Des Plaines, Illinois	MRO	Administration	Own		45,000
Des Plaines, Illinois	MRO	Administration	Lease	(4)	114,000
Vernon Hills, Illinois	MRO	Distribution	Own		107,061

(1)	Lease expires in March 2023 with future minimum lease payments of $12.2 million.

(2)	Lease expires in April 2014 with future minimum lease payments of $0.5 million.

(3)	Lease expires in June 2022 with future minimum lease payments of $14.8 million.

(4)	Lease expires in March 2012

While we believe that our facilities to be used will be adequate to meet our needs, we will continue to assess the location and operation of our facilities to determine whether they meet the strategic needs of our business.

ITEM 3.	LEGAL PROCEEDINGS.

The Company is involved in legal actions that arise in the ordinary course of business. It is the opinion of management that the resolution of any currently pending litigation will not have a material adverse effect on the Company’s financial position or results of operations.

One of the Company’s subsidiaries, Drummond American LLC (“Drummond”) is under an employment tax examination for the years 2007 and 2008 of the long-standing treatment of its sales representatives as independent contractors. In January 2012 the Company received a Notice of Proposed Adjustment in the amount of $9.5 million, including penalties, from the IRS challenging Drummond’s position that the sales representatives were independent contractors. Although the Company intends to vigorously defend its position for the treatment of its sales representatives as independent contractors, the Company established a liability of $1.2 million as its best estimate of the cost to resolve this matter. An unfavorable outcome of this matter could have a material adverse effect on the Company’s business, financial condition and results of operation.

In August 2008, the Company entered into a Deferred Prosecution Agreement (“DPA”) with the U.S. Attorney’s Office in connection with representatives of the Company improperly providing gifts or awards to purchasing agents through the Company’s customer loyalty programs. Pursuant to the DPA, the Company agreed to a $30.0 million penalty and paid $10.0 million in 2010, 2009 and 2008. The DPA expired in 2011.

The Company has identified that it has shipped a limited number of products in violation of certain state environmental regulations. The Company reported its findings to appropriate regulatory agencies and also recalled a limited number of products and is working with state regulators to take appropriate remedial actions to comply with these environmental regulations. At December 31, 2011, the Company has accrued $0.2 million for penalties and expenses related to environmental matters and at this time, the Company cannot determine if any further expenses may be incurred.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s Common Stock is traded on the NASDAQ Global Select Market under the symbol of “LAWS.” The following table sets forth the high and low sale prices as reported on the NASDAQ Global Select Market along with cash dividends declared for each outstanding share during the last two years for the periods presented.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2011			2010
	High	Low	Cash Dividends Declared per Share	High	Low	Cash Dividends Declared per Share
First Quarter	$27.21	$18.61	$0.12	$18.40	$15.10	$0.06
Second Quarter	25.25	17.85	0.12	18.88	12.64	0.06
Third Quarter	21.27	13.26	0.12	18.60	13.41	0.08
Fourth Quarter	17.79	13.38	0.12	27.11	14.19	0.12

On January 31, 2012 the closing sales price of our common stock was $16.79 and the number of stockholders of record was 552.

Stock Price Performance Chart

Set forth below is a line graph comparing the yearly change in the cumulative total stockholder return of the Company’s common stock against the cumulative total return of the S&P SmallCap 600 Index and a peer group (the “Peer Group”) of the Company for the five prior years. The Peer Group consists of Barnes Group Inc., Fastenal Company, and MSC Industrial Direct. The Company believes that the Peer Group is representative of the markets it services in terms of product sales and customers. The chart below represents the hypothetical return, including reinvestment of dividends, on $100 if it was invested on December 31, 2006 in the respective stocks or index fund.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Indexed Returns Years Ended December 31,
Company Name/Index	Base Period 2006	2007	2008	2009	2010	2011
Lawson Products	100.00	102.57	63.50	49.91	71.55	45.45
S&P Smallcap 600	100.00	99.70	68.72	86.29	92.63	92.48
Peer Group	100.00	117.22	94.51	115.75	164.57	225.47

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected financial data should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto included elsewhere in this Annual Report. The income statement data and balance sheet data are for, and as of the end of each of, the years in the five-year period ended December 31, 2011, and are derived from the audited Consolidated Financial Statements of the Company. The results of discontinued operations have been reclassified from continuing operations for all periods presented.

	September 30,	September 30,	September 30,	September 30,	September 30,
	(Dollars in thousands, except per share data)
	2011 (1)	2010 (2)	2009	2008 (3)	2007

Net sales	$314,959	$316,780	$301,769	$376,572	$390,307

Income (loss) from continuing operations (4)	$(4,389)	$9,590	$1,912	$(23,679)	$8,262
Income (loss) from discontinued operations	(235)	(2,653)	(4,648)	(3,952)	2,367

Net income (loss)	$(4,624)	$6,937	$(2,736)	$(27,631)	$10,629

Basic income (loss) per share of common stock:
Continuing operations	$(0.51)	$1.13	$0.22	$(2.78)	$0.97
Discontinued operations	(0.03)	(0.32)	(0.54)	(0.46)	0.28

Net income (loss)	$(0.54)	$0.81	$(0.32)	$(3.24)	$1.25

Diluted income (loss) per share of common stock:
Continuing operations	$(0.51)	$1.12	$0.22	$(2.78)	$0.97
Discontinued operations	(0.03)	(0.31)	(0.54)	(0.46)	0.28

Net income (loss)	$(0.54)	$0.81	$(0.32)	$(3.24)	$1.25

Cash dividends declared per share	$0.48	$0.32	$0.18	$0.80	$0.80

Total assets	$222,748	$236,384	$241,647	$271,223	$299,863

Noncurrent liabilities	$36,697	$37,968	$41,761	$64,139	$52,660

Stockholders’ equity	$134,172	$142,865	$136,646	$138,744	$174,361

Notes:

(1)

The 2011 results from continuing operations include an impairment charge of $1.1 million relating to certain long-lived assets and a $1.2 million provision for the estimated cost of settling an IRS employment tax matter.

(2)	The 2010 results from continuing operations include a $4.1 million benefit from legal settlements and a $1.7 million gain on sale of assets.

(3)	The 2008 results from continuing operations include a $4.0 million charge related to unclaimed property liabilities.

(4)	Settlement and related charges of $0.2 million, $31.7 million and $5.8 million related to the investigation and Deferred Prosecution Agreement were recorded in 2009, 2008 and 2007, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

2011 was a transformational year for Lawson as we made substantial progress on strategic initiatives we have identified as critical to our long-term success. These initiatives included replacing our outdated legacy systems with a state-of-the-art ERP system, optimizing our distribution network and transforming our sales organization to allow our customers to conduct business with us through multiple channels.

In August 2011, after extensive preparation, we went live with our new ERP system. Within hours of the system going live, we were able to pick, pack, and ship orders. However, certain configuration issues caused delays in our supply chain and fulfillment processes leading to an increase in backorders and complicated our inventory procurement process. Consequently, we experienced a decline in net sales in the second half of 2011. We also experienced higher temporary labor, overtime and freight costs as we worked to reduce backorders in a timely manner. We are making progress resolving many of these issues as we begin to take advantage of the system’s capabilities.

The new ERP system is designed to provide us with the ability to access reliable, transparent, real-time data, allowing us to meet the technology requirements of state-of-the-art distribution and packaging centers. In November 2011, we entered into a lease for a new, state-of-the art packaging and distribution center in McCook, Illinois. This new facility will consolidate operations currently performed in our Illinois locations. The new facility is designed to specifically meet our distribution needs and will incorporate upgraded technology and increased space. We anticipate the combined operations will streamline our distribution logistics and reduce our cost structure. The facility’s close proximity to a major freight hub will provide us more time to process orders and expand our next-day delivery capabilities. In conjunction with closing the Des Plaines facility, we plan to relocate our corporate headquarters to a location approximately three miles from our current location. We anticipate these moves will be completed in the second half of 2012.

Our new ERP system is also allowing us to make progress on our sales channel transformation initiatives. We have been investing in the design and development of a new eCommerce website, which we expect to introduce to our customers in the first half of 2012. With the launch of our new website, our customers will have access to an integrated sales channel, allowing them to research products and prices and to place orders on a 24/7 basis. This improvement should help us capture a portion of our customers’ “unplanned” purchases.

Also, during 2011, we amended our existing $55.0 million dollar credit facility, extending the term until October, 2016 and improving pricing. We also amended financial covenants, giving us the flexibility to better implement our strategic initiatives and further invest in our business. During 2011, we continued to distribute a quarterly cash dividend of $0.12 per share, representing a dividend yield of 3.1% based on our December 31, 2011 stock price. We ended the year with $2.1 million of cash and no outstanding borrowings. We believe our existing cash-on-hand and our untapped credit facility provide us with the capital resources to make the necessary investments to continue the transformation of our business and allow us to pursue future growth opportunities.

SUMMARY OF FINANCIAL PERFORMANCE

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	(Dollars in thousands)
	Year Ended December 31,
	2011		2010		2009
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales

Net sales
MRO	$300,399	95.4%	$303,138	95.7%	$289,715	96.0%
OEM	14,560	4.6	13,642	4.3	12,054	4.0

Consolidated total	$314,959	100.0%	$316,780	100.0%	$301,769	100.0%

Gross profit
MRO	$176,872	58.9%	$192,544	63.5%	$184,430	63.7%
OEM	2,905	20.0	2,282	16.7	1,129	9.4

Consolidated total	179,777	57.1	194,826	61.5	185,559	61.5

Operating expenses (benefits):
Selling, general and administrative expenses	181,291	57.6	180,021	56.8	177,421	58.8
Severance expenses	1,614	0.5	3,629	1.2	6,228	2.1
Loss (gain) on sale of assets	22	—	(1,701)	(0.5)	16	—
Other operating expenses (income)	2,346	0.7	(4,050)	(1.3)	481	0.1

Total operating expenses	185,273	58.8	177,899	56.2	184,146	61.0

Operating income (loss)	(5,496)	(1.7)	16,927	5.3	1,413	0.5

Interest expense	(681)	(0.2)	(391)	(0.1)	(1,037)	(0.3)
Other income, net	101	—	160	0.1	1,029	0.3

Income (loss) from continuing operations before income tax expense	(6,076)	(1.9)	16,696	5.3	1,405	0.5

Income tax (benefit) expense	(1,687)	(0.5)	7,106	2.3	(507)	(0.1)

Income (loss) from continuing operations	$(4,389)	(1.4)%	$9,590	3.0%	$1,912	0.6%

RESULTS OF OPERATIONS FOR 2011 AS COMPARED TO 2010

Net Sales and Gross Profit

Sales and gross profit results for the years ended December 31, 2011 and 2010 were as follows:

	September 30,	September 30,	September 30,	September 30,
	(Dollars in thousands)
	Year ended December 31,		Change
	2011	2010	Amount	%

Net sales
MRO	$300,399	$303,138	$(2,739)	(0.9)%
OEM	14,560	13,642	918	6.7

Consolidated	$314,959	$316,780	$(1,821)	(0.6)

Gross profit
MRO	$176,872	$192,544	$(15,672)	(8.1)%
OEM	2,905	2,282	623	27.3

Consolidated	$179,777	$194,826	$(15,049)	(7.7)

Gross profit margin
MRO	58.9%	63.5%
OEM	20.0	16.7
Consolidated	57.1	61.5

Net sales for 2011 decreased 0.6% to $315.0 million from $316.8 million in 2010 on one less selling day. Excluding the Canadian exchange rate impact, net sales decreased 1.0% for the year. MRO net sales decreased $2.7 million or 0.9% in 2011 to $300.4 million from $303.1 million in 2010. The decrease was largely due to certain challenges we encountered following the launch of our ERP system which caused delays in our supply chain and fulfillment processes leading to a build-up of backorders and lost sales in the second half of the year. For the year, average MRO daily sales were $1.197 million in 2011 compared to $1.203 million in 2010. In the first half of 2011, prior to the ERP launch our average MRO daily sales were $1.259 million, up 7.5% over 2010 levels. Immediately after the launch in August, we saw average MRO daily sales drop as we encountered the issues described above. As we have worked to resolve these challenges, average daily sales have begun to recover as shown in the table below. (All amounts for 2011):

	September 30,	September 30,	September 30,
		Average MRO Daily Sales
	Net MRO Sales	Amount	Sequential quarterly percentage increase/ (decrease)

First quarter	$79,255	$1,258	4.6%
Second quarter	80,625	1,260	0.2
Third quarter	71,490	1,117	(11.3)
Fourth quarter	69,029	1,150	3.0

Total Year	$300,399	1,197

OEM net sales increased $0.9 million or 6.7% in 2011 to $14.6 million from $13.6 million in 2010.

Overall gross profit decreased 7.7% in 2011 to $179.8 million from $194.8 million in 2010. As a percent of sales, gross profit margin decreased to 57.1% in 2011 compared to 61.5% in 2010. MRO gross profit decreased 8.1% in 2011 to $176.9 million from $192.5 million in 2010. As a percent of net sales, MRO gross profit margin decreased to 58.9% in 2011 from 63.5% in 2010. This decline was driven by four main factors: (1) increased vendor costs were not passed along to our customers as we held pricing constant to facilitate our ERP implementation; (2) outbound freight costs increased as we shipped more single line orders to support our customers following the ERP conversion; (3) increased labor costs associated with the packaging of inventory; and (4) a strategic decision to pursue larger customers with lower margins, which is expected to increase retention and allow for dollar margin expansion over time. We also encountered a deterioration of MRO gross margins subsequent to our ERP conversion. MRO gross margins for the first, second, third and fourth quarters of 2011 were 62.2%, 59.1%, 58.4% and 55.3%, respectively.

OEM gross profit increased $0.6 million in 2011 to $2.9 million from $2.3 million in 2010. Gross profit as a percent of net sales increased to 20.0% in 2011 from 16.7% in 2010, primarily due to a shift in sales toward higher margin customers.

Selling, General and Administrative Expenses

SG&A expenses for the years ended December 31, 2011 and 2010 were as follows:

	September 30,	September 30,	September 30,	September 30,
	(Dollars in thousands)
	Year ended December 31,		Change
	2011	2010	Amount	%

Selling expenses	$86,520	$88,240	$(1,720)	(1.9)%
General and administrative	94,771	91,781	2,990	3.3

Total SG&A	$181,291	$180,021	$1,270	0.7

Total SG&A expenses were $181.3 million or 57.6% of net sales and $180.0 million or 56.8% of net sales in 2011 and 2010, respectively. Selling expenses consist of commissions paid to our independent sales representatives, employee sales expenses and related expenses to support our sales efforts. Selling expenses decreased to $86.5 million in 2011 from $88.2 million in 2010 and decreased as a percent of sales to 27.5% in 2011 from 27.9% in 2010, reflecting lower health insurance costs and a shift in our customer mix to larger strategic accounts which tend to result in lower commissions.

General and administrative expenses consist of expenses to operate our distribution network and overhead expenses to manage the business. General and administrative expenses increased $3.0 million or 3.3%. An increase in ERP implementation costs of $3.2 million primarily drove the increase. Additionally, we incurred higher temporary labor, consulting and overtime costs in the second half of the year to address the increase in the number of customer service calls and to reduce backorder levels following the launch of our ERP system. These higher operating costs were partially offset by lower incentive compensation expenses due to our operating performance and decline of our stock price.

Severance Expenses

Severance expenses were $1.6 million in 2011 compared to $3.6 million in 2010. Severance includes the restructuring of some of our managerial responsibilities resulting in the elimination of certain positions within both the sales and corporate teams.

Gain on Sale of Assets

In 2010, we sold our previously discontinued Dallas, Texas distribution center for $2.0 million, resulting in a gain of $1.7 million.

Other Operating Expenses (Income)

In 2011, the Company recorded a $1.2 million expense for the estimated cost of settling an employment tax matter related to the classification of the sales representatives of one of the Company’s subsidiaries as independent contractors. Also in 2011, we recorded an impairment charge of $1.1 million related to certain long-term assets of our OEM segment.

In 2010, we recorded a $4.1 million benefit related to proceeds received from a settlement of litigation.

Interest Expense

Interest expense increased $0.3 million to $0.7 million in 2010 from $0.4 million in 2010, primarily due to interest assessed on unclaimed property settlements in 2011.

Other Income

Other income was relatively unchanged at $0.1 million in 2011 compared to $0.2 million in 2010.

Income Tax Expense

The effective tax rates for continuing operations for 2011 and 2010 were 27.8% and 42.6%, respectively. The 2011 tax rate decreased from 2010 primarily due to the effect of permanent tax differences on pre tax operating loss reported in 2011 compared to pre tax operating income reported in 2010.

Operating Income (Loss)

Operating income (loss) in 2011 was significantly impacted in the second half of the year by the implementation of our ERP system reflected in lower sales and lower gross margins and higher operating expenses as a percent of sales. The following represents our quarterly results for 2011:

	September 30,	September 30,	September 30,	September 30,
	(Dollars in thousands)
	2011 Quarter Ended
	Dec. 31	Sep. 30	Jun. 30	Mar. 31

Net sales	$72,860	$75,366	$84,154	$82,579
Gross profit	38,993	42,546	48,299	49,939

Gross profit percentage	53.5%	56.5%	57.4%	60.5%

Operating expenses:
Selling, general & administrative expenses	$44,265	$45,335	$46,242	$45,449
Severance expense	122	282	465	745
Loss on sale of assets	22	—	—	—
Other operating expenses	2,346	—	—	—

Total operating expenses	$46,755	$45,617	$46,707	$46,194

Operating income (loss)	$(7,762)	$(3,071)	$1,592	$3,745

RESULTS OF OPERATIONS FOR 2010 AS COMPARED TO 2009

Net Sales and Gross Profit

Sales and gross profit results for the years ended December 31, 2010 and 2009 were as follows:

	September 30,	September 30,	September 30,	September 30,
	(Dollars in thousands)
	Year ended December 31,		Change
	2010	2009	Amount	%

Net sales
MRO	$303,138	$289,715	$13,423	4.6%
OEM	13,642	12,054	1,588	13.2

Consolidated	$316,780	$301,769	$15,011	5.0

Gross profit
MRO	$192,544	$184,430	$8,114	4.4%
OEM	2,282	1,129	1,153	102.1

Consolidated	$194,826	$185,559	$9,267	5.0

Gross profit margin
MRO	63.5%	63.7%
OEM	16.7	9.4
Consolidated	61.5	61.5

Net sales for 2010 increased 5.0% to $316.8 million from $301.8 million in 2009. MRO net sales increased $13.4 million or 4.6% in 2010 to $303.1 million from $289.7 million in 2009, driven by sales increases in the strategic, government and automotive sectors of our business. A modest improvement in the economy also contributed to the net sales increase, particularly in the second half of the year. An improvement in average daily sales per sales representative and average orders per day drove average MRO daily sales from $1.150 million in 2009 to $1.203 million in 2010.

OEM net sales increased $1.6 million or 13.2% in 2010 to $13.6 million from $12.1 million in 2009, primarily driven by growth within our existing customer base and the addition of new customers.

Consistent with the increase in sales, overall gross profit increased 5.0% in 2010 to $194.8 million from $185.6 million in 2009. As a percent of sales, gross profit margin remained constant for both 2010 and 2009 at 61.5%. MRO gross profit increased $8.1 million in 2010 to $192.5 million from $184.4 million in 2009. As a percent of net sales, MRO gross profit decreased slightly to 63.5% in 2010 from 63.7% in 2009, primarily due to an increased volume of business from strategic customers that generate lower gross margins.

OEM gross profit increased $1.2 million in 2010 to $2.3 million from $1.1 million in 2009. Gross profit as a percent of net sales increased to 16.7% in 2010 from 9.4% in 2009. The increase in the gross profit percentage is primarily attributable to more aggressive pricing of sales contracts and higher sales volume spread over a partially fixed overhead structure.

Selling, General and Administrative Expenses

SG&A expenses for the years ended December 31, 2010 and 2009 were as follows:

	September 30,	September 30,	September 30,	September 30,
	(Dollars in thousands)
	Year ended December 31,		Change
	2010	2009	Amount	%

Selling expenses	$88,240	$86,732	$1,508	1.7%
General and administrative	91,781	90,689	1,092	1.2

Total SG&A	$180,021	$177,421	$2,600	1.5

SG&A expenses were $180.0 million or 56.8% of net sales and $177.4 million or 58.8% of net sales in 2010 and 2009, respectively. Selling expenses increased by $1.5 million in 2010 from 2009. This was primarily driven by the transition of independent district sales managers to full-time employees.

General and administrative expenses increased $1.1 million or 1.2% from 2009 to 2010. The increase was primarily driven by ERP implementation expenses and higher incentive compensation expense as a result of improved performance and an increase in our stock price. These increases were partially offset by lower legal fees, a full year of savings from the closure of the Dallas, Texas and Charlotte, North Carolina distribution centers in 2009 and a continued effort to streamline our overall cost structure.

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

Other Operating (Income) Expenses

In 2010, we recorded a $4.1 million benefit related to proceeds received from a settlement agreement and legal remedies related to the actions of several former sales representatives and the Share Corporation alleging, among other things, breach of contract and interference with our customer relationships. In exchange for the proceeds, we agreed to settle all related claims with Share and the former sales representatives.

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

Income Tax Expense

The effective tax rates for continuing operations for 2010 and 2009 were 42.6% and (36.1)%, respectively. The 2010 effective tax rate reflects the effect of capital losses not expected to be utilized due to the tax impact of the sales of ACS and Rutland and other deferred expenses. The 2009 effective tax rate reflects the effect of the agreement reached with the Internal Revenue Service Appeals Office for the years 2000 through 2003, as well as a decrease in the valuation allowance recorded for the capital loss carryforward.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $22.9 million in 2011 compared to cash provided by operations of $11.3 million and $10.6 million in 2010 and 2009, respectively. In 2011, cash was primarily used to support increased levels of accounts receivable and inventory. The increase in inventory was attributable to ERP issues which negatively affected our procurement process and service level to customers. These issues also led to delays in the collection of our receivables. We are making progress resolving these issues and anticipate a return to more normalized receivable and inventory levels during 2012.

In 2010, cash was primarily generated from operating income and proceeds received from the sale of ACS and Rutland. In 2009, cash was primarily generated through the streamlining of working capital by reducing excess inventories and increased collection of accounts receivable. Cash from operations was net of $10.0 million in settlement payments in 2010 and 2009, respectively.

Cash used to purchase property, plant and equipment was $11.1 million, $10.0 million and $2.7 million in 2011, 2010 and 2009, respectively. Purchases included $5.9 million and $6.5 million for the new ERP system in 2011 and 2010, respectively. Our 2011 capital outlays also included $1.6 million towards the construction of our new McCook packaging and distribution center and $0.8 million related to the redevelopment of our web-site. We received $2.0 million of proceeds from the sale of our Dallas, Texas property in 2010 and $2.2 million of proceeds from the sale of our Charlotte, North Carolina property in 2009.

Our financing activities included dividends paid to stockholders of $4.1 million, $2.2 million and $2.7 million in 2011, 2010 and 2009, respectively, and net pay down of our line of credit of $7.7 million in 2009.

Our amended credit agreement (“Credit Agreement”) provides for a total borrowing capacity of $55.0 million in the form of a revolving line of credit and letters of credit which expires on October 1, 2016. Additionally, we have a one-time option, subject to the bank’s consent, to increase the maximum borrowing capacity by an additional $20.0 million, to $75.0 million. The applicable interest rate for borrowings under the Credit Agreement are based on our debt-to-EBITDA ratio (as defined) and range from Libor plus 1.25 to 1.85 or Prime minus 1.00 to 0.40 percent, and is secured by cash, accounts receivable and inventory.

The Credit Agreement limits our annual dividend distribution to $10.0 million and, in addition requires us to make other customary representations, warranties and covenants, and to comply with certain financial covenants. During 2011, the Credit Agreement was amended replacing the previous Debt Service Coverage Ratio (as defined) with a requirement to meet minimum Consolidated EBITDA levels (as defined) on a quarterly basis through the third quarter ended September 30, 2012. The Debt Service Coverage Ratio will be reinstituted for the trailing four quarters ended December 31, 2012 at a minimum of 1.10 to 1.00 and increases to 1.20 to 1.00 for the trailing four quarters ended March 31, 2013 and each quarter thereafter. Additionally, we must comply with a minimum cash plus accounts receivable and inventory to debt ratio and maintain a minimum tangible net worth. On December 31, 2011, we were in compliance with of all of the financial covenant levels as detailed below:

	September 30,	September 30,
Covenant	Requirement	Actual
Minimum EBITDA (loss), as defined in the amended Credit Agreement	$(5.0) million	$(3.7) million
Minimum cash plus accounts receivable and inventory to debt ratio	1.75:1.00	55.35:1.00
Minimum tangible net worth	$55.0 million	$80.9 million

At December 31, 2011, we had no outstanding balance under the revolving line and $1.8 million of outstanding letters of credit, leaving borrowing availability of $53.2 million. We believe that cash provided by operations and the $55.0 million revolving line of credit will be sufficient to fund our operating requirements, strategic initiatives and capital improvements for the upcoming fiscal year.

CONTRACTUAL OBLIGATIONS

Contractual obligations, including discontinued operations, on December 31, 2011 that require cash payment over future periods are as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,
	(Dollars in thousands)
		Payments due in years ended December 31,
	Total	2012	2013–2014	2015–2016	Thereafter

Operating leases	$12,982	$1,170	$2,262	$2,045	$7,505
Build-to-suit lease	14,800	623	2,566	2,724	8,887
Capital leases	416	237	179	—	—
Security bonus plan (1)	24,198	888	—	—	23,310
Purchase commitments	14,554	14,554	—	—	—
Deferred compensation	11,985	2,706	1,858	1,308	6,113
Severance obligation	1,282	1,187	95	—	—
Long term incentive plan (2)	225	225	—	—	—

Total contractual cash obligations	$80,442	$21,590	$6,960	$6,077	$45,815

(1)

Payments to participants of the security bonus plan are made on a lump sum basis at time of separation from the Company. Payouts for known separation dates have been included in the scheduled year of payout, while payouts for unknown separation dates are reflected in the thereafter column.

(2)	Payments related to the long term incentive plans are subject to increase or decrease based on the future operating performance of the Company.

OFF-BALANCE SHEET ARRANGEMENTS

In 2011, we entered into a 10-year build-to-suit lease for our new McCook packaging and distribution center which expires in June 2022 and includes total future minimum lease payments of $14.8 million. We also entered into an 11-year operating lease for our new headquarters which expires in March 2023 and includes total future minimum lease payments of $12.2 million. As of December 31, 2011, we had total future minimum operating and build-to-suit lease commitments of $27.8 million. We also had contractual commitments to purchase $14.6 million of product from our suppliers and contractors in 2012.

CRITICAL ACCOUNTING POLICIES

We have disclosed our significant accounting policies in Note 2 to the Consolidated Financial Statements. The following provides supplemental information to these accounting policies as well as information on the accounts requiring more significant estimates.

Allowance for Doubtful Accounts — We evaluate the collectability of accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings, substantial down-grading of credit ratings), a specific reserve for bad debts is recorded against amounts due to reduce the receivable to the amount we believe will be collected. For all other customers, we recognize reserves for bad debts based on our historical experience of bad debt write-offs as a percent of accounts receivable outstanding. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations), the estimates of the recoverability of amounts due to us could be revised by a material amount. At December 31, 2011, our allowance reserve was 4.2% of our gross accounts receivables outstanding. A hypothetical change of one percent to our reserve allowance as a percent of our gross accounts receivable would have affected our annual doubtful accounts expense by approximately $0.6 million.

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

At December 31, 2011, our inventory reserve was $5.0 million, equal to approximately 8% of our total inventory. A hypothetical change of one percent to our reserve allowance as a percent of total inventory would have affected our cost of goods sold by $0.6 million.

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

We recognize the benefit of tax positions when a benefit is more likely than not (i.e., greater than 50% likely) to be sustained on its technical merits. Recognized tax benefits are measured at the largest amount that is more likely than not to be sustained, based on cumulative probability, in final settlement of the position. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Goodwill Impairment – Goodwill, all of which is included in our MRO segment, is tested annually during the fourth quarter, or when events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Impairment of goodwill is evaluated using a two-step process. First the fair value of the reporting unit is compared with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and thus, the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.

We estimate the fair value of the MRO segment using a market approach, which relies on the market value of companies that are engaged in the same line of business. We also prepare a discounted cash flow (“DCF”) analysis based on our operating plan to determine a range of fair values. The DCF model relies on a number of assumptions that have a significant effect on the resulting fair value calculation and may change in future periods. Estimated future cash flows are affected both by future economic conditions outside the control of management and operating results directly related to management’s execution of our business strategy. Our DCF model is also affected by our estimate of a discount rate that is consistent with the weighted average cost of capital that we anticipate a potential market participant would use.

We then assess the reasonableness of our estimate of the fair value of the MRO segment. This is done by applying the same valuation methodology and estimates described above to the entire Company and reconciling the resulting estimated fair value of the consolidated Company to its market capitalization based on the trading range of the Company’s stock near the measurement date.

Currently, the calculated fair value of the MRO segment exceeds its carrying value by $38 million and, therefore, is not considered impaired. Changes in the assumptions used in our DCF calculation could have a material effect on the fair value estimate and could change our assessment of impairment. A hypothetical 10% decrease in the estimated future annual cash flows generated by the MRO segment would decrease its estimated fair value by approximately $9 million. A hypothetical 100 basis point increase in the discount rate would decrease its estimated fair value by approximately $15 million.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

One of our subsidiaries is located and operates in Canada using the Canadian dollar as its functional currency. Operating results are translated into U.S. dollars when consolidated into our financial statements. Therefore, we are exposed to market risk relating to the change in the value of the Canadian dollar relative to the U.S. dollar. A hypothetical 10% change in the Canadian foreign currency exchange rate would have affected our 2011 net sales by $3.0 million and net assets by $1.7 million.

Certain compensation awards have been granted to our directors, officers and key employees that are payable in cash, based upon the market price of our common stock. These awards are re-measured each reporting period and the effect of the change in the share price is reflected in our operating results. A hypothetical 10% change in the price of our common stock on December 31, 2011 would have affected our 2011 operating income by $0.2 million.

A number of our current and past employees have opted to defer a portion of their earned compensation to be paid at a future date. These individuals have the ability to invest the deferred compensation in one or more portfolios that track the performance of various mutual funds. As of December 31, 2011, we recorded a $12.0 million liability equal to the market value amount of the funds owed. Additionally, we have invested funds in life insurance policies on certain executives. The cash surrender value of the policies is invested in various investment instruments and the $15.5 million market value of these investment instruments has been recorded as an asset on our financial statements as of December 31, 2011. The change in the market value of the funds supporting our deferred compensation plan and the cash surrender value of the life insurance policies is recorded as a component of income and a hypothetical 10% increase or decrease in the investment portfolios of both the cash value of life insurance asset and the deferred compensation liability would have affected our 2011 operating loss by $0.4 million.

We are exposed to market risk relating to increased commodity and energy costs affecting the production costs of our vendors. These vendors typically look to pass their increased costs along to us and if we are unable to fully pass these costs through to our customers or to modify our activities, the impact would have an adverse effect on our operating profit margins.

On December 31, 2011, we had no borrowings outstanding on our revolving line of credit. However, in future years, operating results may be exposed to the market risk of fluctuations in the variable interest rate charged on our revolving line of credit.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following information is presented in this item:

Report of Independent Registered Public Accounting Firm

on Consolidated Financial Statements

To the Stockholders and Board of Directors

Lawson Products, Inc.

We have audited the accompanying consolidated balance sheets of Lawson Products, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lawson Products, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lawson Products, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

March 1, 2012

Lawson Products, Inc.

Consolidated Balance Sheets

(Dollars in thousands)

	September 30,	September 30,
	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$2,116	$40,566
Accounts receivable, less allowance for doubtful accounts of $1,912 and $1,085, respectively	43,239	33,398
Inventories	55,498	47,167
Miscellaneous receivables and prepaid expenses	7,064	8,905
Deferred income taxes	5,716	4,251
Discontinued operations	410	619

Total current assets	114,043	134,906

Property, plant and equipment, less accumulated depreciation and amortization	52,702	44,442

Cash value of life insurance	15,490	15,660
Deferred income taxes	11,864	11,492
Goodwill	28,148	28,307
Other assets	501	1,577

Total assets	$222,748	$236,384

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$22,967	$18,195
Accrued expenses and other liabilities	28,231	35,348
Discontinued operations	681	2,008

Total current liabilities	51,879	55,551

Noncurrent liabilities and deferred credits:
Security bonus plan	23,310	25,602
Deferred compensation	9,279	10,792
Other	4,108	1,574

	36,697	37,968

Commitments and contingencies – Note 12

Stockholders’ equity:
Preferred stock, $1 par value:
Authorized—500,000 shares, Issued and outstanding—None	—	—
Common stock, $1 par value:
Authorized—35,000,000 shares, Issued – 8,580,753 and 8,534,028 shares Outstanding – 8,574,291 and 8,531,325 shares	8,581	8,534
Capital in excess of par value	6,210	5,328
Retained earnings	117,371	126,098
Treasury stock – 6,462 and 2,703 shares held, respectively	(130)	(70)
Accumulated other comprehensive income	2,140	2,975

Total stockholders’ equity	134,172	142,865

Total liabilities and stockholders’ equity	$222,748	$236,384

See notes to Consolidated Financial Statements

Lawson Products, Inc.

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009

Net sales	$314,959	$316,780	$301,769
Cost of goods sold	135,182	121,954	116,210

Gross profit	179,777	194,826	185,559

Operating expenses:
Selling, general and administrative expenses	181,291	180,021	177,421
Severance expenses	1,614	3,629	6,228
Loss (gain) on sale of assets	22	(1,701)	16
Other operating expenses (income)	2,346	(4,050)	481

Operating expenses	185,273	177,899	184,146

Operating income (loss)	(5,496)	16,927	1,413

Interest expense	(681)	(391)	(1,037)
Other income, net	101	160	1,029

Income (loss) from continuing operations before income taxes	(6,076)	16,696	1,405
Income tax (benefit) expense	(1,687)	7,106	(507)

Income (loss) from continuing operations	(4,389)	9,590	1,912
Discontinued operations, net	(235)	(2,653)	(4,648)

Net income (loss)	$(4,624)	$6,937	$(2,736)

Basic income (loss) per share of common stock:
Continuing operations	$(0.51)	$1.13	$0.22
Discontinued operations	(0.03)	(0.32)	(0.54)

Net Income (loss)	$(0.54)	$0.81	$(0.32)

Diluted income (loss) per share of common stock:
Continuing operations	$(0.51)	$1.12	$0.22
Discontinued operations	(0.03)	(0.31)	(0.54)

Net Income (loss)	$(0.54)	$0.81	$(0.32)

See notes to Consolidated Financial Statements

Lawson Products, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Common Stock, $1 par value	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Comprehensive Income (loss)

Balance at January 1, 2009	$8,522	$4,774	$126,158	$—	$(710)

Net loss	—	—	(2,736)	—	—	$(2,736)
Other comprehensive loss, net of tax:
Adjustment for foreign currency translation	—	—	—	—	2,166	2,166

Comprehensive loss for the year	—	—	—	—	—	$(570)

Stock based compensation	—	6	—	—	—
Cash dividends declared	—	—	(1,534)	—	—

Balance at December 31, 2009	8,522	4,780	121,888	—	1,456

Net income	—	—	6,937	—	—	$6,937
Other comprehensive income, net of tax:
Adjustment for foreign currency translation	—	—	—	—	1,519	1,519

Comprehensive income for the year	—	—	—	—	—	$8,456

Stock based compensation	12	548	—	—	—
Share repurchase	—	—	—	(70)	—
Cash dividends declared	—	—	(2,727)	—	—

Balance at December 31, 2010	8,534	5,328	126,098	(70)	2,975

Net loss	—	—	(4,624)	—	—	$(4,624)
Other comprehensive loss, net of tax:
Adjustment for foreign currency translation	—	—	—	—	(835)	(835)

Comprehensive loss for the year	—	—	—	—	—	$(5,459)

Stock based compensation	47	882	—	—	—
Share repurchase	—	—	—	(60)	—
Cash dividends declared	—	—	(4,103)	—	—

Balance at December 31, 2011	$8,581	$6,210	$117,371	$(130)	$2,140

See notes to Consolidated Financial Statements

Lawson Products, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Operating activities
Net income (loss)	$(4,624)	$6,937	$(2,736)
Loss from discontinued operations	235	2,653	4,648

Income (loss) from continuing operations	(4,389)	9,590	1,912

Adjustments to reconcile net income (loss) from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	5,704	6,306	6,507
Deferred income taxes	(1,837)	5,220	2,941
Stock based compensation expense	61	1,915	12
Settlement payment	—	(10,000)	(10,000)
Loss (gain) on disposal of property and equipment	22	(1,701)	16
Changes in operating assets and liabilities:
Accounts receivable	(11,422)	(4,678)	6,595
Inventories	(8,432)	(3,539)	6,278
Prepaid expenses and other assets	2,035	2,118	3,403
Accounts payable and accrued expenses	(1,156)	6,219	(5,532)
Other	(3,494)	(125)	(1,570)

Net cash (used in) provided by operating activities	$(22,908)	$11,325	$10,562

Investing activities
Purchases of property, plant and equipment	$(11,132)	$(10,048)	$(2,721)
Proceeds related to sale of businesses, net	58	27,264	—
Proceeds from sale of property	—	2,027	2,179

Net cash (used in) provided by investing activities	$(11,074)	$19,243	$(542)

Financing activities
Net payments on revolving line of credit	$—	$—	$(7,700)
Dividends paid	(4,098)	(2,216)	(2,727)
Other	—	(32)	(420)

Net cash used in financing activities	$(4,098)	$(2,248)	$(10,847)

Discontinued operations
Operating cash flows	$(370)	$3,463	$5,361
Investing cash flows	—	(4)	(47)

Net cash (used in) provided by discontinued operations	$(370)	$3,459	$5,314

Increase (decrease) in cash and cash equivalents	(38,450)	31,779	4,487

Cash and cash equivalents at beginning of year	40,566	8,787	4,300

Cash and cash equivalents at end of year	$2,116	$40,566	$8,787

See notes to Consolidated Financial Statements

Lawson Products, Inc.

Notes to Consolidated Financial Statements

Note 1 — Description of Business

Lawson Products, Inc. (“Lawson” or the “Company”) is a North American distributor of products and services to the industrial, commercial, institutional and governmental maintenance, repair and operations (“MRO”) marketplace. The Company also manufactures and distributes specialized component parts to the original equipment manufacturers (“OEM”) marketplace.

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

Revenue Recognition — Net sales includes product sale and billings for freight and handling charges. Sales and associated cost of goods sold are generally recognized when products are shipped and title passes to customers. We accrue for returns based on historical evidence of rates of return.

Shipping and Handling Fees and Costs — Shipping and handling fees charged to customers totaled $12.8 million, $13.0 million and $12.6 million in 2011, 2010 and 2009, respectively, and are included in the caption Net sales on the Consolidated Statements of Operations. Costs related to shipping and handling fees of $13.1 million, $11.0 million and $10.3 million in 2011, 2010 and 2009, respectively, are included in Cost of goods sold.

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

Inventories — Inventories principally consist of finished goods and some raw materials and work in process related to the manufacturing process at ASMP. Inventories are stated at the lower of cost (first-in-first-out method) or market. To reduce inventory to a lower of cost or market value, a reserve is recorded for slow-moving and obsolete inventory based on historical experience and monitoring current inventory activity. Estimates are used to determine the necessity of recording these reserves based on periodic detailed analysis using both qualitative and quantitative factors. As part of this analysis, the Company considers several factors including the inventories length of time on hand, historical sales, product shelf life, product life cycle, product classification and product obsolescence. It is the Company’s policy to not re-value inventory to the original cost basis subsequent to establishing a new cost basis.

Inventories that are not considered ready for sale are classified as either raw materials or work in process. All MRO inventory is considered to be in a state ready for sale and classified as finished goods.

Property, Plant and Equipment — Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation expense is computed by the straight-line method for buildings and improvements using useful lives of 20 to 30 years and using the straight-line and double declining balance methods for machinery and equipment, furniture and fixtures and vehicles using useful lives of 3 to 10 years. Amortization of capitalized leases is included in depreciation expense. Depreciation expense was $3.9 million, $3.7 million and $4.2 million for 2011, 2010 and 2009, respectively. Capitalized software is amortized over estimated useful lives of 3 to 5 years using the straight-line method. Amortization expense of capitalized software was $1.7 million, $2.6 million and $2.3 million for 2011, 2010 and 2009, respectively.

Lawson Products, Inc.

Notes to Consolidated Financial Statements

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

Stock-Based Compensation — Compensation based on the share value of the Company’s common stock is valued at its fair value at the grant date and the expense is recognized over the vesting period. Fair value is re-measured each reporting period for liability classified awards that may be redeemable in cash. See Note 13—Stock Compensation Plans.

Goodwill — Goodwill represents the cost of business acquisitions in excess of the fair value of identifiable net tangible and intangible assets acquired. Goodwill is allocated to the appropriate reporting unit as reviewed by the Company’s chief decision maker responsible for reviewing operating performance and allocating resources. Goodwill is tested annually during the fourth quarter, or when events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Impairment of goodwill is evaluated using a two-step process. First, the fair value of the reporting unit is compared with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and thus, the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.

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

Lawson Products, Inc.

Notes to Consolidated Financial Statements

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

Leases — Leases are categorized as either operating or capital leases at inception. Operating lease costs are recognized on a straight-line basis over the term of the lease. An asset and a corresponding liability for the capital lease obligation are established for the cost of capital leases. The capital lease obligation is amortized over the life of the lease. For build-to-suit leases, the Company establishes an asset and liability for the estimated construction costs incurred to the extent that it is involved in the construction of structural improvements or takes construction risk prior to the commencement of the lease. Upon occupancy of facilities under build-to-suit leases, the Company assesses whether these arrangements qualify for sales recognition under the sale-leaseback accounting guidance.

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

Treasury Stock —The Company repurchased 3,759 and 2,703 shares of its common stock in 2011 and 2010, respectively, from employees upon the vesting of restricted stock to offset the income taxes owed by those employees. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of stockholders’ equity.

Use of Estimates — Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, an amendment to ASC 220, Comprehensive Income. This accounting standard update eliminates the option to present components of other comprehensive income as part of the statement of equity and requires that the total of comprehensive income, the components of net income, and the components of other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It also requires presentation on the face of the financial statements of reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. The amendments in this ASU are to be applied retrospectively. This update is effective for fiscal years and interim periods within those years beginning after December 15, 2011. Portions of ASU 2011-05 were amended in December.

Lawson Products, Inc.

Notes to Consolidated Financial Statements

In December, the FASB issued ASU 2011-12, an amendment to certain pending paragraphs from ASU 2011-05. This amendment allowed for companies to defer the effective date of the change in presentation on the face of the financial statements of reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented until the FASB has further deliberated financial statement users need for this information. The effective date for all other amendments put forth in ASU No. 2011-05 are unaffected by this update. This update is effective for fiscal years and interim periods within those years beginning after December 15, 2011.

In September 2011, the FASB issued ASU No. 2011-08, an amendment to ASC 350, Intangibles – Goodwill and Other. The amendment allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This amendment is effective for goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted.

The Company has not early adopted these ASUs and does not expect them to have a material impact on its Consolidated Financial Statements.

Subsequent Events — The Company has evaluated events through the issue date of this Form 10-K and has determined that no reportable events have occurred subsequent to the date of these financial statements.

Note 3 — Inventories

Components of inventories were as follows:

	September 30,	September 30,
	(Dollars in thousands) December 31,
	2011	2010
Finished goods	$56,985	$49,084
Work in progress	1,935	1,203
Raw materials	1,624	1,591

Total	60,544	51,878
Reserve for obsolete and excess inventory	(5,046)	(4,711)

	$55,498	$47,167

Note 4 — Property, Plant and Equipment

Components of property, plant and equipment were as follows:

	September 30,	September 30,
	(Dollars in thousands) December 31,
	2011	2010
Land	$8,750	$8,781
Buildings and improvements	49,917	49,857
Machinery and equipment	28,767	32,062
Capitalized software	21,422	9,279
Furniture and fixtures	5,640	5,538
Capital leases	3,501	3,210
Vehicles	131	247
Construction in progress	8,263	8,944

	126,391	117,918
Accumulated depreciation and amortization	(73,689)	(73,476)

	$52,702	$44,442

Construction in progress at December 31, 2011 includes $5.6 million related to the construction of the new McCook, Illinois distribution center (“McCook Facility”), $1.2 million related to the development of a new website and $1.4 million related to various other business improvement projects.

Lawson Products, Inc.

Notes to Consolidated Financial Statements

The $5.6 million construction in progress for the McCook Facility includes $4.0 million related to a build-to-suit lease. Because the Company was directly involved in structural improvements to the McCook Facility and made direct payments for construction costs, under build-to-suit accounting guidance, the Company recorded a $4.0 million asset and a corresponding $4.0 million construction liability of which $0.6 million is included in accrued expenses and other liabilities and $3.4 million is included in other noncurrent liabilities. Because the recording of the asset and construction liability was a non-cash transaction, it was not reflected in the Consolidated Statements of Cash Flows. When the McCook Facility is occupied, scheduled for 2012, the Company will assess whether the lease arrangement qualifies for sales recognition under sale-leaseback accounting guidance.

The December 31, 2010 construction in progress includes $6.5 million related to the new ERP system.

Note 5 — Impairment of Long-Lived Assets

In 2010, the Company stated that it was evaluating strategic alternatives regarding its ASMP operations. Although the Company has not committed to a plan to divest ASMP, management believes it would be more likely than not that ASMP would be sold or otherwise disposed of significantly before the end of its previously estimated useful life. Therefore, the Company reviewed the recoverability of ASMP’s long-lived assets.

In performing the review for recoverability, the Company determined that the future expected undiscounted cash flows of ASMP were less than the carrying amount of the assets, indicating the assets had been impaired. The amount of impairment was then measured based on the amount by which the carrying amount of ASMP’s assets exceeded its fair value which was determined by an independent assessment of the amount the assets would be worth to a willing buyer in an open market. Accordingly, in 2011, the Company recorded an impairment charge of $1.1 million related to property, plant and equipment in the OEM segment.

The Company had previously recorded a $0.3 million impairment to OEM property, plant and equipment in 2009.

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

In 2011, the Company reviewed its $28.1 million goodwill balance, all of which relates to the MRO segment, due to a 2001 acquisition. The Company estimated the fair value of the MRO segment using a market approach, which relies on the market value of companies that are engaged in the same line of business and also prepared a discounted cash flow (“DCF”) analysis based on its operating plan to determine a range of fair values. The Company then reconciled the estimated fair value of the MRO segment to the market capitalization of the consolidated Company based on the trading range of the Company’s stock. After reviewing the analysis, the Company concluded that the calculated fair value of the MRO segment exceeded its carrying value by $38 million and, therefore, the goodwill was not considered impaired.

Goodwill activity in 2011 and 2010 was as follows:

	September 30,	September 30,
	(Dollars in thousands) December 31,
	2011	2010
Beginning balance	$28,307	$27,957
Translation adjustment	(159)	350

Ending balance	$28,148	$28,307

Lawson Products, Inc.

Notes to Consolidated Financial Statements

Note 7 — Income Taxes

Income (loss) from continuing operations before income taxes consisted of the following:

	September 30,	September 30,	September 30,
	(Dollars in thousands) Year Ended December 31,
	2011	2010	2009

United States	$(5,100)	$14,269	$2,115
Canada	(976)	2,427	(710)

	$(6,076)	$16,696	$1,405

Provision (benefit) for income taxes from continuing operations for the years ended December 31, consisted of the following:

	September 30,	September 30,	September 30,
	(Dollars in thousands) Year Ended December 31,
	2011	2010	2009
Current income tax expense (benefit):
U.S. Federal	$464	$3,681	$(2,491)
U.S. state	295	987	77
Canada	(190)	366	(102)

Total	$569	$5,034	$(2,516)

Deferred income tax expense (benefit):
U.S. Federal	$(2,187)	$1,648	$2,065
U.S. state	(155)	217	55
Canada	86	207	(111)

Total	$(2,256)	$2,072	$2,009

Total income tax expense (benefit):
U.S. Federal	$(1,723)	$5,329	$(426)
U.S. state	140	1,204	132
Canada	(104)	573	(213)

Total	$(1,687)	$7,106	$(507)

The reconciliation between the effective income tax rate and the statutory federal rate for continuing operations was as follows:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009

Statutory Federal rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State and local taxes, net	(1.6)	1.2	10.0
Executive life insurance	(1.0)	(1.8)	(35.0)
Fines and penalties	0.3	(0.2)	13.0
Meals & entertainment	(3.0)	0.8	7.8
Capital loss carryforward	—	3.7	73.6
Deferred tax expense	1.0	1.2	—
Change in valuation allowance	(1.0)	4.1	13.7
Change in uncertain tax positions	(1.6)	(1.4)	(154.0)
Provision to return differences	(0.3)	1.4	(1.9)
Other items, net	—	(1.4)	1.7

Provision for income taxes	27.8%	42.6%	(36.1)%

Lawson Products, Inc.

Notes to Consolidated Financial Statements

Income taxes paid for the years ended December 31, 2011, 2010, and 2009 amounted to $2.6 million, $5.3 million and $2.8 million, respectively. In 2011 and 2010, the Company received $3.3 million and $5.8 million, respectively, in income tax refunds primarily related to income tax overpayments from prior years.

At December 31, 2011, the Company had $4.8 million of tax assets for net operating losses and tax credit carryforwards. The U.S. Federal carryforwards consist of $3.5 million of net operating losses which are subject to expiration in 2030 and $0.5 million of foreign tax credit carryforwards which are subject to expiration in 2020. In addition, the Company had $0.8 million of state net operating loss carryforwards which expire at varying dates through 2030.

The Company had valuation allowances of $0.9 million on both December 31, 2011 and 2010 which relate to certain state net operating losses and foreign tax credit carryforwards, the realization of which the Company believes is less than more likely than not.

Deferred income tax assets and liabilities contain the following temporary differences:

	September 30,	September 30,
	(Dollars in thousands) December 31,
	2011	2010
Deferred tax assets:
Compensation and benefits	$16,048	$17,689
Net operating loss carryforward	4,286	2,380
Inventory reserve	2,472	2,432
Accounts receivable reserve	723	399
Property, plant and equipment	879	—
Other	1,147	1,165

Total deferred tax assets	25,555	24,065
Valuation allowance for deferred tax assets	(938)	(875)

Net deferred tax assets	24,617	23,190

Deferred tax liabilities:
Goodwill	6,557	5,984
Property, plant and equipment	—	572
Other	480	891

Total deferred liabilities	7,037	7,447

Total net deferred assets	$17,580	$15,743

Net deferred tax assets:
Net current deferred income taxes	$5,716	$4,251
Net noncurrent deferred income taxes	11,864	11,492

	$17,580	$15,743

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	September 30,	September 30,
	(Dollars in thousands) December 31,
	2011	2010

Balance at beginning of year	$—	$1,230

Additions for tax positions of current year	92	—
Settlements	—	(1,230)

Balance at end of year	$92	$—

Lawson Products, Inc.

Notes to Consolidated Financial Statements

The recognition of the unrecognized tax benefits would have a favorable effect on the effective tax rate. Due to the uncertainty of both timing and resolution of income tax examinations, the Company is unable to determine whether any amounts included in the December 31, 2011 balance of unrecognized tax benefits represent tax positions that could significantly change during the next twelve months.

The Company and its subsidiaries are subject to U.S. Federal income tax as well as income tax of multiple state and foreign jurisdictions. As of December 31, 2011, the Company was subject to income tax examinations in various jurisdictions for the tax years 2006 through 2010. During 2011, the Company completed U.S. Federal income tax examinations through tax year 2008.

Note 8 — Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	September 30,	September 30,
	(Dollars in thousands) December 31,
	2011	2010

Accrued compensation	$9,573	$13,912
Accrued profit sharing	2,424	2,356
Accrued and withheld taxes, other than income taxes	2,226	2,584
Accrued health benefits	1,234	1,145
Accrued severance	1,187	2,229
Cash dividends payable	1,027	1,023
Accrued stock based compensation	910	2,566
Employment tax matter	1,200	—
Construction in progress liability	623	—
Other	7,827	9,533

	$28,231	$35,348

Note 9 — Revolving Line of Credit

The Company has a credit agreement as amended (“Credit Agreement”) with The PrivateBank and Trust Company as agent and lender. The Credit Agreement provides for a total borrowing capacity of $55.0 million in the form of a revolving line of credit and letters of credit and expires on October 1, 2016. Additionally, the Company has a one-time option, subject to the agent’s consent, to increase the maximum borrowing capacity by an additional $20.0 million, thus increasing the maximum borrowing capacity to $75.0 million.

The applicable interest rate margins for borrowings are based on the Company’s debt to EBITDA ratio and range from Libor plus 1.25 to 1.85 or Prime minus 1.00 to 0.40 percent. The Credit Agreement is secured by cash, accounts receivable and inventory.

The Credit Agreement limits the annual dividend distribution to $10.0 million and, in addition to other customary representations, warranties and covenants, it requires the Company to comply with certain financial covenants. During 2011 the Credit Agreement was amended so that the previous Debt Service Coverage Ratio was replaced with a requirement to meet minimum Consolidated EBITDA levels (as defined) on a quarterly basis through the third quarter ended September 30, 2012. The Debt Service Coverage Ratio will be reinstituted for the trailing four quarters ended December 31, 2012 at a minimum of 1.10 to 1.00 and increases to 1.20 to 1.00 for the trailing four quarters ended March 31, 2013 and each quarter thereafter. Additionally, the Company must comply with a minimum cash plus accounts receivable and inventory to debt ratio and maintain a minimum tangible net worth. On December 31, 2011, the Company was in compliance with of all of the financial covenant levels as detailed below:

Lawson Products, Inc.

Notes to Consolidated Financial Statements

Covenant	Requirement	Actual
Minimum EBITDA (loss), as defined in the amended Credit Agreement	$ (5.0) million	$ (3.7) million
Minimum cash plus accounts receivable and inventory to debt ratio	1.75:1.00	55.35:1.00
Minimum tangible net worth	$ 55.0 million	$ 80.9 million

At December 31, 2011, the Company had no outstanding balance under the revolving line and $1.8 million of outstanding letters of credit, leaving borrowing availability of $53.2 million. The Company paid interest of $0.1 million, $0.2 million and $0.3 million in 2011, 2010 and 2009, respectively. The weighted average interest rate charged on outstanding loans was 1.52% for the year ended December 31, 2011.

Note 10 — Reserve for Severance

Severance costs are primarily related to management realignment and reorganization in the MRO segment. The table below reflects the activity in the Company’s reserve for severance and related payments.

	September 30,	September 30,	September 30,
	(Dollars in thousands) Year Ended December 31,
	2011	2010	2009

Beginning balance	$3,062	$4,086	$6,012
Charged to earnings current year	1,614	3,629	6,228
Cash paid and exchange rate variance	(3,394)	(4,653)	(8,154)

Ending balance	$1,282	$3,062	$4,086

Accrued severance charges were included in the line items of the Consolidated Balance Sheets at December 31, 2011 and 2010 as follows:

	September 30,	September 30,
	(Dollars in thousands) December 31,
	2011	2010
Accrued severance included in:
Accrued expenses and other liabilities	$1,187	$2,229
Noncurrent other	95	833

Total accrued severance	$1,282	$3,062

The remaining benefits outstanding as of December 31, 2011 will be fully paid by the end of 2013.

Note 11 — Retirement and Security Bonus Plans

The Company has a retirement plan with a profit sharing feature for certain sales, office and warehouse employees. The amounts of the Company’s annual contributions are determined annually by the Board of Directors. Expenses incurred for the profit sharing plan were $2.5 million, $2.4 million and $2.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company has a security bonus plan for the benefit of its independent sales representatives, under the terms of which participants are credited with a percentage of their yearly net commissions. The aggregate amounts credited to participants’ accounts vest 25% after five years and an additional 5% vests each year thereafter upon qualification for the plan. For financial reporting purposes, amounts are charged to operations over the vesting period. Expenses incurred for the security bonus plan were $2.1 million, $1.9 million and $2.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Note 12 — Commitments and Contingencies

Lease Commitments

Total rental expense for the years ended December 31, 2011, 2010 and 2009 amounted to $0.8 million, $1.4 million and $1.3 million, respectively. In 2011 the Company entered into a 10 year build-to-suit lease for the new McCook Facility which expires in June 2022 and includes total future minimum lease payments of $14.8 million.

The Company also entered into an 11 year operating lease for the new headquarters which expires in March 2023 and includes total future minimum lease payments of $12.2 million.

Lawson Products, Inc.

Notes to Consolidated Financial Statements

The Company’s future minimum lease commitments, principally for facilities and equipment, as of December 31, 2011, were as follows:

	September 30,	September 30,	September 30,
Year ended December 31,	Operating Leases	Build-to-suit Lease (1)	Capital Leases

2012	$1,170	$623	$237
2013	1,214	1,264	102
2014	1,048	1,302	77
2015	1,001	1,342	—
2016	1,044	1,382	—
Thereafter	7,505	8,887	—

Total	$12,982	$14,800	$416

Less: Interest portion			(61)

Liability			$355

(1)	Relates to the McCook, Illinois distribution center lease under construction.

Litigation, regulatory and tax matters

The Company is involved in legal actions that arise in the ordinary course of business. It is the opinion of management that the resolution of any currently pending litigation will not have a material adverse effect on the Company’s financial position or results of operations.

One of the Company’s subsidiaries, Drummond American LLC (“Drummond”) is under an employment tax examination for the years 2007 and 2008 of the long-standing treatment of its sales representatives as independent contractors. In January 2012, the Company received a Notice of Proposed Adjustment in the amount of $9.5 million, including penalties, from the IRS challenging Drummond’s position that the sales representatives were independent contractors. Although the Company intends to vigorously defend its position for the treatment of its sales representatives as independent contractors the Company established a liability of $1.2 million as its best estimate of the cost to resolve this matter. An unfavorable outcome of this matter could have a material adverse effect on the Company’s business, financial condition and results of operation.

In August 2008, the Company entered into a Deferred Prosecution Agreement (“DPA”) with the U.S. Attorney’s Office in connection with representatives of the Company improperly providing gifts or awards to purchasing agents through the Company’s customer loyalty programs. Pursuant to the DPA, the Company agreed to a $30.0 million penalty. The Company paid $10.0 million in 2010 and 2009 in accordance with this agreement which expired in 2011.

The Company has identified that it had shipped a limited number of products in violation of certain state environmental regulations. The Company reported its findings to appropriate regulatory agencies. The Company also recalled a limited number of products and is working with state regulators to take appropriate remedial actions to comply with these environmental regulations. At December 31, 2011, the Company had accrued $0.2 million for penalties and expenses related to environmental matters and at this time, the Company cannot determine if any further expenses may be incurred.

The Company has identified certain services and benefits that were not properly reported on information returns with respect to its independent sales representatives. The Company has notified the Internal Revenue Service Employment Tax Division and has established procedures to improve proper information reporting practices. At this time, the Company cannot determine if further actions may result from this review. The Company established a liability of $0.1 million as its best estimate of the cost to resolve this matter.

Lawson Products, Inc.

Notes to Consolidated Financial Statements

Note 13 — Stock Compensation Plans

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

Stock Performance Rights

SPRs have a seven or ten year life and vest ratably over three years beginning on the first anniversary of the date of the grant. SPRs entitle the recipient to receive a cash payment equal to the excess of the market value of the Company’s common stock over the SPR exercise price when the SPRs are surrendered. Expense, equal to the fair market value of the SPR at the measurement date, is recorded ratably over the vesting period. Employees and non-employee directors who are retirement eligible, defined as age 65 or older, are permitted to retain their awards after retirement and exercise them during the remaining contractual life. All expense is recognized on the date of grant for SPRs granted to retirement eligible recipients. Compensation expense or benefit is included in Selling, general and administrative expense.

On December 31, 2011, the SPRs outstanding were re-measured at fair value using the Black-Scholes valuation model. This model requires the input of subjective assumptions that may have a significant impact on the fair value estimate. The weighted-average estimated value of SPRs outstanding as of December 31, 2011 was $3.91 per SPR using the Black-Scholes valuation model with the following assumptions:

September 30,
Expected volatility	50.7% to 74.4%
Risk-free rate of return	0.1% to 0.5%
Expected term (in years)	0.5 to 3.6
Expected annual dividend	$0.48

The expected volatility was based on the historic volatility of the Company’s stock price commensurate with the expected life of the SPR. The risk-free rate of return reflects the interest rate offered for zero coupon treasury bonds over the expected life of the SPR. The expected life represents the period of time that options granted are expected to be outstanding and was calculated using the simplified method allowed by the SEC due to insufficient historical data. The estimated annual dividend was based on the recent dividend payout trend.

A benefit of $1.1 million was recognized for the year ended December 31, 2011 as the overall decline in the fair value of the SPRs exceeded the amortization expense related to the unvested SPRs. Compensation expense of $0.8 million was recorded for the year ended December 31, 2010 and no expense or benefit was incurred in 2009 as the decrease in the SPRs value was offset by the amortization expense. No cash has been paid out for SPR exercises during the three year period ended December 31, 2011.

Lawson Products, Inc.

Notes to Consolidated Financial Statements

Activity related to the Company’s SPRs during the year ended December 31, 2011 was as follows:

	September 30,	September 30,
	Number of SPRs	Weighted Average Exercise Price

Outstanding on December 31, 2010	302,250	$27.54
Cancelled	(26,050)	27.05

Outstanding on December 31, 2011	276,200	27.58

Exercisable on December 31, 2011	246,834	$28.78

The SPRs outstanding had an immaterial intrinsic value as of December 31, 2011. Unrecognized compensation cost related to non-vested SPRs was $0.1 million at December 31, 2011, which will be recognized over a weighted average period of one year. During the year ended December 31, 2011, 56,333 SPRs with a fair value of $0.3 million vested. At December 31, 2011, the weighted average remaining contractual term was 5.1 years for all outstanding SPRs and also for the all exercisable SPRs.

Restricted Stock Awards

Restricted stock awards vest ratably over a one to three year period beginning on the first anniversary of the date of the grant. On each vesting date the vested restricted stock awards are exchanged for an equal number of the Company’s common stock. Common stock received by the participant cannot be transferred until either the end of the three year term or employment with the Company is terminated without cause. The participants have no voting or dividend rights with the restricted stock awards or the common shares received through vesting until the final vesting date unless they leave the Company without cause. The restricted stock awards are valued at the closing price of the common stock on the date of grant and the expense is recorded ratably over the vesting period.

Activity related to the Company’s RSAs during the year ended December 31, 2011 was as follows:

September 30,
Restricted Stock Awards

Outstanding on December 31, 2010	59,765
Granted	52,149
Exchanged for common shares	(46,719)
Cancelled	(1,805)

Outstanding on December 31, 2011	63,390

An expense of $0.7 million and $0.5 million was recorded in Selling, general and administrative expenses in 2011 and 2010, respectively. As of December 31, 2011, there was $0.6 million of total unrecognized compensation cost related to RSAs that will be recognized over a weighted average period of 1.2 years. The awards granted in 2011 had a weighted average grant date fair value of $19.78 per share.

Restricted Stock Units

RSUs can be exchanged for either the Company’s common stock or the equivalent value in cash on the vesting date. In April, 2010 the Company issued 30,944 RSUs which vested in April 2011. All of the vested RSUs were exchanged for cash in the amount of $0.7 million. An expense of $0.2 million and $0.5 million was recorded in Selling, general and administrative expenses in 2011 and 2010, respectively. As of December 31, 2011, there were no outstanding RSUs.

Performance based awards

The Company has three Long-Term Incentive Plans. One plan was established for both the Company’s Senior Executive Officers and the Company’s Vice Presidents covering the 2011 to 2013 performance period (“2011 LTIP”) and two plans covering the 2010 to 2012 performance period; one for the Senior Executive Officers (“2010 SEO LTIP”) and one for the Company’s Vice Presidents (“2010 VP LTIP”). Awards under these plans are contingent on the level of financial performance of the Company over the performance period compared to pre-established targets. An expense of $0.2 million and $0.4 million for performance based awards for 2011 and 2010, respectively, was included in Selling, general and administrative expense.

Lawson Products, Inc.

Notes to Consolidated Financial Statements

2011 LTIP

The performance based portion of the 2011 LTIP will be awarded in cash at the end of the three year period. The 2011 LTIP also includes an RSA component based on service only. These RSAs have been included in the Service Awards Based section above.

2010 SEO LTIP

Participants in the 2010 SEO LTIP can earn one-third of the total target award if the financial performance of the Company exceeds the established threshold levels for each year. At the end of the three-year performance period, the average actual results for the three years will be determined and the achievement calculated as a percent of the average annual goals for the entire performance period. The award for each fiscal year will then be adjusted based on the average annual results achieved. If a certain minimum performance level is not attained for the three year period, no award will be earned for any of the three years.

Under the terms of the 2010 SEO LTIP, at the end of the three year period, one half of the amount earned is payable in cash and one half is payable in the Company’s common stock. The maximum amount of stock that could be issued, assuming the December 31, 2012 closing price of the stock remained at the December 31, 2011 closing price of $15.43 would be 81,772 shares.

2010 VP LTIP

Participants in the 2010 VP LTIP can earn one-third of the total target award if the financial performance of the Company exceeds the established threshold levels for each year. The 2010 VP LTIP is payable one half in restricted stock and one half in non-qualified stock options. As of December 31, 2011, there were 13,112 shares of restricted stock and 27,661 non-qualified stock options with a weighted average exercise price of $14.05 outstanding that represents the maximum amount that can be earned by the participants over the three year period. These amounts may be reduced based on the Company’s financial performance over the upcoming years.

A portion of the total 2010 VP LTIP can be earned each year; 30% in 2010, 30% in 2011 and 40% in 2012. The awards are earned each year and vest at the end of the three year period. If certain minimum performance levels are not attained in any given year, no award will be earned that year.

Note 14 — Sale of Distribution Centers

In 2010, the Company sold its Dallas, Texas distribution center receiving cash proceeds of $2.0 million resulting in a gain of $1.7 million. In 2009, the Company closed its Charlotte, North Carolina and Dallas, Texas distribution centers. The Company sold its Charlotte, North Carolina distribution center in 2009 receiving proceeds of $2.2 million in cash.

Lawson Products, Inc.

Notes to Consolidated Financial Statements

Note 15 — Other Operating Expenses (Income)

Other Operating (Income) Expenses consisted of the following:

	September 30,	September 30,	September 30,
	(Dollars in thousands) Year Ended December 31,
	2011	2010	2009

Employment tax matter	$1,200	$—	$—
Impairment of long-lived assets	1,146	—	327
Share settlement	—	(4,050)	—
Other	—	—	154

Ending balance	$2,346	$(4,050)	$481

In 2011, the Company recorded a $1.2 million expense for the estimated cost of settling an employment tax matter related to the classification of the sales representatives of one of the Company’s subsidiaries. For further details, see Note 12 – Commitments and Contingencies.

Also in 2011, an impairment charge of $1.1 million was incurred related to certain assets in our OEM segment.

In 2010, the Company recorded a $4.1 million benefit related to proceeds received from a settlement agreement and legal remedies related to the actions of several former sales representatives and the Share Corporation (“Share”) alleging, among other things, breach of contract and interference with customer relationships. In exchange for the proceeds, the Company agreed to settle all related claims with Share and the former sales representatives.

Other operating expenses in 2009 include $0.2 million related to the investigation by the U.S. Attorney’s Office for the Northern District of Illinois as to whether our sales representatives provided improper gifts or awards to purchasing agents through the Company’s customer loyalty programs. Additionally, in 2009, an impairment charge of $0.3 million was incurred to reduce the carrying value of certain property, plant and equipment to fair value.

Note 16 — Discontinued operations

Assembly Component Systems, Inc.

In 2010, the Company sold substantially all of the assets of Assembly Component Systems, Inc. (“ACS”), a wholly owned subsidiary, to Supply Technologies LLC (“Supply Technologies”), a wholly owned company of Park-Ohio Holdings Corp. Under terms of the Asset Purchase Agreement, Supply Technologies purchased substantially all of the assets of ACS for $19.0 million plus the assumption of certain liabilities. Of the total consideration, $16.0 million was paid to Lawson in cash on September 1, 2010. The remaining balance was subject to the terms of a subordinated promissory note between Supply Technologies and Lawson. A $3.5 million pre-tax loss on the sale was recorded in 2010. As of December 31, 2011, $0.9 million of the note was still outstanding and is classified as current under Miscellaneous receivables and prepaid expenses.

Rutland Tool & Supply Company, Inc.

In 2010, the Company sold substantially all of the assets of Rutland Tool & Supply Company, Inc. to Sid Tool Co. Inc., a wholly owned subsidiary of MSC Industrial Direct Co., Inc., for approximately $11.0 million in cash plus the assumption of certain liabilities. A $0.4 million pre-tax loss on the sale was recorded in 2010.

Lawson Products, Inc.

Notes to Consolidated Financial Statements

Note 17 — Earnings (Loss) Per Share

The computation of basic and diluted earnings (loss) per share consisted of the following:

	September 30,	September 30,	September 30,
	(Dollars in thousands, except per share data) Year Ended December 31,
	2011	2010	2009
Weighted average shares:
Basic weighted average shares outstanding	8,553	8,522	8,522
Effect of dilutive securities outstanding	—	15	—

Diluted weighted average shares outstanding	8,553	8,537	8,522

Earnings (loss):
Continuing operations	$(4,389)	$9,590	$1,912
Discontinued operations	(235)	(2,653)	(4,648)

Net income (loss)	$(4,624)	$6,937	$(2,736)

Basic earnings (loss) per share of common stock:
Continuing operations	$(0.51)	$1.13	$0.22
Discontinued operations	(0.03)	(0.32)	(0.54)

Net income (loss)	$(0.54)	$0.81	$(0.32)

Diluted earnings (loss) per share of common stock:
Continuing operations	$(0.51)	$1.12	$0.22
Discontinued operations	(0.03)	(0.31)	(0.54)

Net income (loss)	$(0.54)	$0.81	$(0.32)

The effect of restricted share awards outstanding and future stock option exercises for the years ended December 31, 2011 and 2009 would have been anti-dilutive and therefore, were excluded from the computation of diluted earnings per share.

Note 18 — Related Party Transaction

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

In March, 2011 the litigation was settled with assets distributed under the terms of a settlement agreement and all parties agreed to release Dr. Port, individually and as a Director of the Company, from any and all claims related to the litigation. In 2011 and 2010 the Company incurred $0.1 million and $0.7 million, respectively, for legal services provided to Dr. Port in relation to this litigation.

Lawson Products, Inc.

Notes to Consolidated Financial Statements

Note 19 — Segment Reporting

The Company has two operating segments: MRO and OEM. The Company’s MRO segment is a distributor of products and services to the industrial, commercial, institutional, and governmental maintenance repair and operations marketplace. The Company’s OEM segment manufactures, sells and distributes production and specialized component parts to the original equipment marketplace. The Company’s two reportable segments are distinguished by the nature of products distributed and sold, types of customers and manner of servicing them. The Company evaluates performance and allocates resources to reportable segments primarily based on operating income. The accounting policies of the segments are the same as those described in Note 2 – Significant Accounting Policies.

Financial information for the Company’s reportable segments from continuing operations consisted of the following:

	September 30,	September 30,	September 30,
	(Dollars in thousands) Year Ended December 31,
	2011	2010	2009
Net sales
MRO	$300,399	$303,138	$289,715
OEM	14,560	13,642	12,054

Consolidated total	$314,959	$316,780	$301,769

Operating income (loss)
MRO	$(2,466)	$14,522	$9,256
OEM	952	283	(1,118)
Severance expenses	(1,614)	(3,629)	(6,228)
Gain (loss) on sale of assets	(22)	1,701	(16)
Other operating income (expense)	(2,346)	4,050	(481)

Consolidated total	(5,496)	16,927	1,413

Interest expense	(681)	(391)	(1,037)
Other income, net	101	160	1,029

Income (loss) from continuing operations before income taxes	$(6,076)	$16,696	$1,405

Capital expenditures
MRO	$11,066	$10,038	$2,008
OEM	66	10	713

Consolidated total	$11,132	$10,048	$2,721

Depreciation and amortization
MRO	$5,342	$5,900	$6,031
OEM	362	406	476

Consolidated total	$5,704	$6,306	$6,507

Total assets
MRO	$194,422	$210,273	$167,394
OEM	10,336	9,749	12,428

Segment total	204,758	220,022	179,822
Corporate	17,580	15,743	20,068
Discontinued operations	410	619	41,757

Consolidated total	$222,748	$236,384	$241,647

Lawson Products, Inc.

Notes to Consolidated Financial Statements

Financial information related to the Company’s continuing operations by geographic area consisted of the following:

	September 30,	September 30,	September 30,
	(Dollars in thousands) Year Ended December 31,
	2011	2010	2009
Net sales
United States	$285,071	$288,054	$276,116
Canada	29,888	28,726	25,653

Consolidated total	$314,959	$316,780	$301,769

Long-lived assets
United States	$49,353	$41,006	$36,911
Canada	3,349	3,436	3,417

Consolidated total	$52,702	$44,442	$40,328

Net sales are attributed to countries based on the location of customers. Long-lived assets consist of property, plant and equipment.

Lawson Products, Inc.

Notes to Consolidated Financial Statements

Note 20 — Summary of Unaudited Quarterly Results of Operations

Unaudited quarterly results of operations for the years ended December 31, 2011 and 2010 are summarized as follows:

	September 30,	September 30,	September 30,	September 30,
	(Dollars in thousands, except per share data) 2011 Quarter Ended
	Dec. 31	Sep. 30	June 30	Mar. 31

Net sales	$72,860	$75,366	$84,154	$82,579
Gross profit	38,993	42,546	48,299	49,939

Income (loss) from continuing operations (1)	$(5,373)	$(2,154)	$1,088	$2,050
Loss from discontinued operations	(174)	(9)	(22)	(30)

Net income (loss)	$(5,547)	$(2,163)	$1,066	$2,020

Basic income (loss) per share of common stock:
Continuing operations (2)	$(0.63)	$(0.25)	$0.13	$0.24
Discontinued operations (2)	(0.02)	—	(0.01)	—

Net income (loss) (2)	$(0.65)	$(0.25)	$0.12	$0.24

Diluted income (loss) per share of common stock:
Continuing operations (2)	$(0.63)	$(0.25)	$0.13	$0.24
Discontinued operations (2)	(0.02)	—	(0.01)	(0.01)

Net income (loss) (2)	$(0.65)	$(0.25)	$0.12	$0.23

	September 30,	September 30,	September 30,	September 30,
	2010 Quarter Ended
	Dec. 31	Sep. 30	June 30	Mar. 31

Net sales	$80,012	$81,553	$80,305	$74,910
Gross profit	49,764	49,948	48,789	46,325

Income from continuing operations (3)	$112	$5,766	$1,480	$2,232
Income (loss) from discontinued operations	(623)	(2,337)	207	100

Net Income (loss)	$(511)	$3,429	$1,687	$2,332

Basic and diluted income (loss) per share of common stock:
Continuing operations (2)	$0.01	$0.68	$0.17	$0.26
Discontinued operations (2)	(0.07)	(0.28)	0.03	0.01

Net Income (loss)	$(0.06)	$0.40	$0.20	$0.27

(1)

Loss from continuing operations for the three months ended December 31, 2011 includes an $0.8 million net expense for the estimated cost of settling an employment tax matter and a net $0.8 million asset impairment charge.

(2)

The sum of the quarterly earnings per share amounts may not equal the total annual earnings per share due to rounding and the uneven timing of earnings throughout the year compared to the weighted average shares outstanding.

(3)

Income from continuing operations for the three months ended September 31, 2010 and March 31, 2010, respectively, includes a net benefit of $2.1 million and $0.3 million related to the Share litigation. Income from continuing operations for the three months ended March 31, 2010 includes a net gain of $1.0 million from the sale of the Dallas, Texas distribution center.

Lawson Products, Inc.

Schedule II – Valuation and Qualifying Accounts

The roll forward of valuation accounts were as follows:

	September 30,	September 30,	September 30,		September 30,
	(Dollars in thousands)
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at End of Period

Allowance for doubtful accounts:
Year ended December 31, 2011	$1,085	$1,500	$(673	) (1)	$1,912
Year ended December 31, 2010	882	883	(680	) (1)	1,085
Year ended December 31, 2009	871	1,222	(1,211	) (1)	882

Allowance for excess and obsolete inventory:
Year ended December 31, 2011	$4,711	$1,103	$(768	) (2)	$5,046
Year ended December 31, 2010	4,748	110	(147	) (2)	4,711
Year ended December 31, 2009	4,778	319	(349	) (2)	4,748

Valuation allowance for deferred tax assets:
Year ended December 31, 2011	$875	$63	$—		$938
Year ended December 31, 2010	1,744	—	(869	) (3)	875
Year ended December 31, 2009	2,854	(536)	(574	) (3)	1,744

(1)	Uncollected receivables written off, net of recoveries and translation adjustment.

(2)	Disposal of excess and obsolete inventory and translation adjustment.

(3)	Capital loss carryforward written off.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011. The Company’s independent registered public accounting firm, Ernst & Young LLP, has audited and issued a report on the Company’s internal controls over financial reporting as set forth in this annual report.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Stockholders and Board of Directors

Lawson Products, Inc.

We have audited Lawson Products, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO” criteria). Lawson Products, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In our opinion, Lawson Products, Inc. maintained in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lawson Products, Inc. as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 1, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

March 1, 2012

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Other Matters

In August 2011, we completed a major phase of the implementation of a new ERP system. The ERP implementation replaced our existing order entry, fulfillment, service and financial systems, resulting in significant changes to our business processes and therefore our internal controls. These changes are intended to improve customer service and controls and reduce manual processes. Our implementation process was designed to identify and remediate control issues as they are identified. We have monitoring controls in place to ensure the ongoing reliability of our financial reporting. We believe the controls, as implemented, are appropriate and functioning effectively.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

a.	Directors

The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2012, under the caption “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.

b.	Executive Officers

The information required by this Item is set forth under the caption Item 1 — Business under “Executive Officers of the Registrant.”

c.	Audit Committee

Information on the Company’s Audit Committee is contained under the caption “Board of Directors Meetings and Committees” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2012, which is incorporated herein by reference.

The Board of Directors has determined that Thomas Postek, member of the Audit Committee of the Board of Directors, qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, and that Mr. Postek is “independent” as the term is defined in the listing standards of the NASDAQ Global Select Market.

d.	Code of Business Conduct

The Company has adopted a Code of Business Conduct applicable to all employees and sales representatives. The Company’s Code of Business Conduct is applicable to senior financial executives including the principal executive officer, principal financial officer and principal accounting officer of the Company. The Company’s Code of Business Conduct is available on the Corporate Governance page in the Investor Relations section of the Company’s website at www.lawsonproducts.com. The Company intends to post on its website any amendments to, or waivers from its Code of Business Conduct applicable to senior financial executives. The Company will provide any persons with a copy of its Code of Business Conduct without charge upon written request directed to the Company’s Secretary at the Company’s address.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2012, under the caption “Remuneration of Executive Officers,” which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2012 under the caption “Securities Beneficially Owned by Principal Stockholders and Management” which information is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2011 regarding the number of shares of common stock that were available for issuance under the Company’s equity compensation plans.

	September 30,		September 30,		September 30,
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	185,929	(1)	$14.05	(2)	261,781

Equity compensation plans not approved by security holders	—		—		—

Total	185,929	(1)	$14.05	(2)	261,781

(1)	Includes common stock to cover conversion of 158,460 restricted stock awards and 27,661 stock options.

(2)	Weighted-average exercise price of 27,661 stock options outstanding on December 31, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2012 under the caption “Election of Directors” and “Certain Relationships and Related Transactions” which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required under this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2012 under the caption “Fees Paid to Independent Auditors” which information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) (1) See	Index to Financial Statements in Item 8 on page 29.

(2)	See Schedule II in Item 8 on page 53.

(3)	See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAWSON PRODUCTS, INC.

By:	/s/ Thomas J. Neri
Thomas J. Neri
President, Chief Executive Officer and Director (principal executive officer) Date: March 1, 2012

By:	/s/ Ronald J. Knutson
Ronald J. Knutson
Senior Vice President, Chief Financial Officer (principal financial and accounting officer) Date: March 1, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below this first day of March, 2012, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Thomas J. Neri	President, Chief Executive Officer and Director
Thomas J. Neri	(principal executive officer)

/s/ Ronald B. Port	Chairman of the Board
Ronald B. Port

/s/ Andrew B. Albert	Director
Andrew B. Albert

/s/ I. Steven Edelson	Director
I. Steven Edelson

/s/ James S. Errant	Director
James S. Errant

/s/ Lee S. Hillman	Director
Lee S. Hillman

/s/ Thomas S. Postek	Director
Thomas S. Postek

/s/ Robert G. Rettig	Director
Robert G. Rettig

/s/ Wilma J. Smelcer	Director
Wilma J. Smelcer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1	Asset Purchase Agreement By and Among Assembly Component Systems, Inc., Lawson Products, Inc., Supply Technologies LLC and Park-Ohio Industries, Inc. dated as of August 31, 2010, incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 31, 2010.

2.2	Asset Purchase Agreement By and Among Rutland Tool & Supply Co., Lawson Products, Inc., Sid Tool Co., Inc. and MSC Industrial Direct Co., Inc. dated as of November 9, 2010, incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated November 9, 2010.

3.1	Certificate of Incorporation of the Company, as amended, incorporated herein by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

3.2	Amended and Restated By-laws of the Company, incorporated herein by reference to the Company’s Current Report on Form 8-K dated October 20, 2009.

10.1*	Amended and Restated Executive Deferral Plan, incorporated herein by reference from Exhibit 10(c)(7) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

10.2*	Lawson Products, Inc. Stock Performance Plan, incorporated herein by reference from Exhibit 10(c)(8) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

10.3*	Lawson Products, Inc. Long-Term Capital Accumulation Plan, incorporated herein by reference to Exhibit 10(c)(10) to the Company’s Current Report on Form 8-K dated October 21, 2004.

10.4*	Form of Shareholder Value Appreciation Rights Award Agreement, incorporated by reference to Exhibit 10(c)(14) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

10.5*	Form Letter regarding Stock Performance Rights, incorporated by reference to Exhibit 10(c)(16) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

10.6*	Executive Employment Agreement dated December 5, 2005 between the Company and Stewart Howley, incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10.7*	Employment Agreement dated February 29, 2008 between the Company and Harry Dochelli, incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10.8*	Lawson Products, Inc. Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 13, 2008.

10.9	Deferred Prosecution Agreement, dated August 11, 2008 between the Company and the United States District Court, Northern District of Illinois Eastern Division, incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2008.

Exhibit Number	Description of Exhibit
10.10*	Form of Indemnification Agreement for Directors and Officers incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 15, 2008.

10.11	Amendment No. 1 to Lawson Products, Inc. Long-Term Capital Accumulation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 12, 2009.

10.12*	Form of Amended and Restated Award Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 12, 2009.

10.13*	Amended and Restated Employment Agreement dated as of February 12, 2009 by and between the Company and Thomas Neri, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 12, 2009.

10.14*	Amended and Restated Employment Agreement dated as of February 12, 2009 by and between the Company and Neil E. Jenkins, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated February 12, 2009.

10.15*	Change in Control Agreement dated as of February 12, 2009 by and between the Company and Harry Dochelli, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated February 12, 2009.

10.16*	Change in Control Agreement dated as of February 12, 2009 by and between the Company and Stewart Howley, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated February 12, 2009.

10.17	Amendment No. 1 to Deferred Prosecution Agreement dated July 31, 2009, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 31, 2009.

10.18	Credit Agreement dated as of August 21, 2009, by and among Lawson Products, Inc. and certain of its subsidiaries and The PrivateBank and Trust Company, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 21, 2009 and with all exhibits and schedules, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 29, 2010.

10.19	Consent, Waiver and First Amendment to the Credit Agreement dated December 31, 2009 between the Company and The PrivateBank and Trust Company, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 31, 2009.

10.20*	Change in Control Agreement dated January 29, 2010 between the Company and Mr. Ronald Knutson, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 29, 2010.

10.21*	Second Amendment to the Credit Agreement dated January 29, 2010 between the Company and The PrivateBank and Trust Company, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 29, 2010.

10.22	Consent, Waiver and Third Amendment to the Credit Agreement dated September 1, 2010 between the Company and The PrivateBank and Trust Company, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 31, 2010.

10.23	Consent, Waiver and Fourth Amendment to the Credit Agreement dated December 10, 2010 between the Company and The PrivateBank and Trust Company, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 10, 2010.

Exhibit Number	Description of Exhibit
10.24	Fifth Amendment to the Credit Agreement dated September 30, 2011 between the Company and The PrivateBank and Trust Company, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 30, 2011.

10.25	Sixth Amendment to the Credit Agreement dated December 29, 2011 between the Company and The PrivateBank and Trust Company, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 29, 2011.

21	Subsidiaries of the Company.

23	Consent of Ernst & Young LLP.

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management employment contracts or compensatory plans or arrangements.

**	Furnished but not filed