Form 10-Q
period 2012-03-31
LAWSON PRODUCTS INC/NEW/DE/
filed 2012-04-26
CIK 703604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 OR 15(d) of the Securities Exchange Act of 1934

For quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No ☒

The number of shares outstanding of the registrant’s common stock, $1 par value, as of April 13, 2012 was 8,574,291.

“Safe Harbor” Statement under the Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms “may,” “should,” “could,” “anticipate,” “believe,” “continues,” “estimate,” “expect,” “intend,” “objective,” “plan,” “potential,” “project” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions or beliefs and are subject to a number of factors, assumptions and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include:

•	the effect of general economic and market conditions;

•	inventory obsolescence;

•	work stoppages and other disruptions at transportation centers or shipping ports;

•	changing customer demand and product mixes;

•	increases in commodity prices;

•	disruptions of the Company’s information and communication systems;

•	the inability of management to successfully implement strategic initiatives;

•	failure to manage change;

•	failure to retain a talented workforce;

•	failure to retain productive sales representatives;

•	the influence of controlling stockholders;

•	the ability to meet the covenant requirements of our line of credit;

•	violations of environmental protection regulations;

•	a negative outcome related to employment tax matters; and,

all other factors discussed in the Company’s “Risk Factors” set forth in its Annual Report on Form 10-K for the year ended December 31, 2011.

The Company undertakes no obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events or otherwise.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

Lawson Products, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,213	$2,116
Accounts receivable, less allowance for doubtful accounts	39,915	43,239
Inventories	58,795	55,498
Miscellaneous receivables and prepaid expenses	7,499	7,064
Deferred income taxes	5,716	5,716
Discontinued operations	428	410

Total current assets	113,566	114,043

Property, plant and equipment, net	59,498	52,702

Cash value of life insurance	14,884	15,490
Deferred income taxes	11,864	11,864
Goodwill	28,306	28,148
Other assets	489	501

Total assets	$228,607	$222,748

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,793	$22,967
Accrued expenses and other liabilities	25,941	28,231
Discontinued operations	496	681

Total current liabilities	45,230	51,879

Revolving line of credit	13,350	—
Security bonus plan	21,046	23,310
Deferred compensation	9,542	9,279
Construction in progress liability	7,065	3,377
Other liabilities	363	731

	51,366	36,697

Stockholders’ equity:
Preferred stock, $1 par value:
Authorized—500,000 shares, Issued and outstanding — None	—	—
Common stock, $1 par value:
35,000,000 shares authorized, 8,580,753 shares issued and 8,574,291 shares outstanding	8,581	8,581
Capital in excess of par value	6,447	6,210
Retained earnings	114,546	117,371
Treasury stock — 6,462 shares	(130)	(130)
Accumulated other comprehensive income	2,567	2,140

Stockholders’ equity	132,011	134,172

Total liabilities and stockholders’ equity	$228,607	$222,748

See notes to condensed consolidated financial statements.

Lawson Products, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net sales	$75,962	$82,579
Cost of goods sold	34,628	32,640

Gross profit	41,334	49,939
Operating expenses	44,167	46,194

Operating income (loss)	(2,833)	3,745
Interest expense	(82)	(512)
Other income (expense), net	(7)	16

Income (loss) from continuing operations before income taxes	(2,922)	3,249
Income tax (benefit) expense	(1,137)	1,199

Income (loss) from continuing operations	(1,785)	2,050
Discontinued operations, net of income taxes	(13)	(30)

Net income (loss)	$(1,798)	$2,020

Basic income (loss) per share of common stock:
Continuing operations	$(0.21)	$0.24
Discontinued operations	—	—

Net income (loss)	$(0.21)	$0.24

Diluted income (loss) per share of common stock:
Continuing operations	$(0.21)	$0.24
Discontinued operations	—	(0.01)

Net income (loss)	$(0.21)	$0.23

Cash dividends declared per share of common stock	$0.12	$0.12

Basic weighted average shares outstanding:	8,574	8,531
Dilutive effect of stock based compensation	—	74

Diluted weighted average share outstanding	8,574	8,605

Net comprehensive income (loss)	$(1,371)	$2,394

See notes to condensed consolidated financial statements.

Lawson Products, Inc.

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating activities:
Net income (loss)	$(1,798)	$2,020
Loss from discontinued operations	13	30

Income (loss) from continuing operations	(1,785)	2,050

Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	1,735	1,334
Deferred income taxes	—	898
Stock based compensation	198	227
Changes in operating assets and liabilities:
Accounts receivable	3,286	(3,335)
Inventories	(3,184)	(4,026)
Prepaid expenses and other assets	(84)	(385)
Accounts payable and accrued expenses	(6,173)	(3,110)
Other	(2,844)	(510)

Net cash used in operating activities of continuing operations	$(8,851)	$(6,857)

Investing activities:
Additions to property, plant and equipment	$(4,440)	$(4,301)
Net proceeds (outlay) from sale of businesses	250	(692)

Net cash used in investing activities of continuing operations	$(4,190)	$(4,993)

Financing activities:
Net proceeds from revolving line of credit	$13,350	$—
Dividends paid	(1,027)	(1,023)

Net cash provided by (used in) financing activities of continuing operations	$12,323	$(1,023)

Net cash used in operating activities of discontinued operations	$(185)	$(451)

Increase (decrease) in cash and cash equivalents	(903)	(13,324)
Cash and cash equivalents at beginning of period	2,116	40,566

Cash and cash equivalents at end of period	$1,213	$27,242

See notes to condensed consolidated financial statements.

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Lawson Products, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of the Company, all normal recurring adjustments have been made, that are necessary to present fairly the results of operations for the interim periods. Operating results for the three-month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Certain reclassifications have been made to prior period amounts to conform to current period presentation. Such reclassifications have no effect on net income as previously reported. The Company has adopted Accounting Standards Update (“ASU”) No. 2011-05 and 2011-12 regarding the presentation of comprehensive income in the financial statements. In the first three months of 2012, the effect of restricted share awards and future stock option exercises equivalent to 39 thousand shares would have been anti-dilutive and therefore, were excluded from the computation of diluted earnings per share.

There have been no material changes in our significant accounting policies during the three months ended March 31, 2012 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2011. The Company has determined that there were no subsequent events to recognize or disclose in these financial statements.

Note 2 — Inventories

Components of inventories were as follows:

	(Amounts in thousands)
	March 31, 2012	December 31, 2011
Finished goods	$61,051	$56,985
Work in progress	1,850	1,935
Raw materials	1,536	1,624

Total	64,437	60,544
Reserve for obsolete and excess inventory	(5,642)	(5,046)

	$58,795	$55,498

Note 3 — Severance Reserve

The table below shows the changes in the Company’s reserve for severance and related payments, included in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets as of March 31, 2012 and 2011:

	(Amounts in thousands)
	Three Months Ended March 31,
	2012	2011
Balance at beginning of year	$1,282	$3,062
Charged to earnings	185	745
Cash paid	(584)	(1,111)

Balance at end of the period	$883	$2,696

Note 4 — Income Tax

The Company and its subsidiaries are subject to U.S. Federal income tax as well as income tax of multiple state and foreign jurisdictions. As of March 31, 2012, the Company is subject to U.S. Federal income tax examinations for the years 2009 and 2010, and income tax examinations from various other jurisdictions for the years 2006 through 2010.

Earnings from the Company’s foreign subsidiaries are considered to be indefinitely reinvested. A distribution of these non-U.S. earnings in the form of dividends or otherwise would subject the Company to both U.S. Federal and state income taxes, as adjusted for tax credits and foreign withholding taxes.

Note 5 — Segment Reporting

The Company has two reportable operating segments: MRO and OEM. The Company’s MRO segment is a distributor of products and services to the industrial, commercial, institutional, and governmental maintenance, repair and operations marketplace. The Company’s OEM segment manufactures, sells and distributes production and specialized component parts to the original equipment marketplace. The Company’s two reportable segments are distinguished by the nature of products distributed and sold, types of customers and manner of servicing them. The Company evaluates performance and allocates resources to reportable segments primarily based on operating income.

The following table presents summary financial information for the Company’s reportable segments:

	(Amounts in thousands)
	Three Months Ended March 31,
	2012	2011
Net sales
MRO	$71,364	$79,255
OEM	4,598	3,324

Consolidated total	$75,962	$82,579

Operating income (loss)
MRO	$(3,424)	$3,600
OEM	591	145

Consolidated total	(2,833)	3,745

Interest expense	(82)	(512)
Other income (expense), net	(7)	16

Income (loss) from continuing operations before income taxes	$(2,922)	$3,249

Note 6 — Contingent Liability

One of the Company’s subsidiaries, Drummond American LLC (“Drummond”), is under an employment tax examination for the years 2007 and 2008 of the long-standing treatment of its sales representatives as independent contractors. In January 2012 the Company received a Notice of Proposed Adjustment in the amount of $9.5 million, including penalties, from the IRS challenging Drummond’s position that the sales representatives were independent contractors. Although the Company intends to vigorously defend its position for the treatment of its sales representatives as independent contractors, the Company established a liability of $1.2 million during 2011 as its best estimate of the cost to resolve this matter. An unfavorable outcome of this matter could have a material adverse effect on the Company’s business, financial condition and results of operations.

Note 7 — Non-Cash Items

During the three months ended March 31, 2012, the Company recorded a $4.0 million increase in construction in progress, which is part of Property, plant and equipment, along with a corresponding increase in liabilities, related to the build-to-suit lease of the McCook, Illinois distribution center. These non-cash increases have been excluded from the Condensed Consolidated Statements of Cash Flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Quarter ended March 31, 2012 compared to Quarter ended March 31, 2011

The following table presents a summary of our financial performance for the three months ended March 31, 2012 and 2011:

	2012		2011
($ in thousands)	Amount	% of Net Sales	Amount	% of Net Sales
Net sales
MRO	$71,364	93.9%	$79,255	96.0%
OEM	4,598	6.1	3,324	4.0

Consolidated total	$75,962	100.0%	$82,579	100.0%

Gross profit
MRO	$40,297	56.5%	$49,280	62.2%
OEM	1,037	22.6	659	19.8

Consolidated total	41,334	54.4	49,939	60.5

Operating expenses
Selling expenses	20,134	26.5	22,152	26.8
General and administrative expenses	24,033	31.6	24,042	29.2

Total	44,167	58.1	46,194	56.0

Operating income (loss)	(2,833)	(3.7)	3,745	4.5

Other expense, net	(89)	(0.1)	(496)	(0.6)

Income (loss) from continuing operations before income tax expense	(2,922)	(3.8)	3,249	3.9
Income tax (benefit) expense	(1,137)	(1.5)	1,199	1.4

Income (loss) from continuing operations	$(1,785)	(2.3)%	$2,050	2.5%

Net Sales

Net sales for the first quarter of 2012 decreased 8.0% to $76.0 million, from $82.6 million in the first quarter of 2011. Excluding the Canadian exchange rate impact, net sales decreased 7.8% for the quarter.

MRO net sales decreased 10.0% in the first quarter of 2012, to $71.4 million from $79.3 million in the prior year period. MRO average daily sales decreased to $1.115 million in the first quarter of 2012 compared to $1.258 million in the first quarter of 2011. The decrease was mainly driven by a sales decline of $4.4 million within the government segment primarily within bases that support troop deployment, lower freight revenues and an increase in small customer account attrition. The declines were partially offset by one additional selling day and a modest increase within the strategic segment. MRO average daily sales decreased 3.1% from the fourth quarter of 2011, primarily due to lower government sales and an increase in small customer attrition.

OEM net sales increased 38.3% in the first quarter of 2012, to $4.6 million from $3.3 million in the prior year period, driven by stronger demand from existing customers.

Gross Profit

Gross profit decreased $8.6 million in the first quarter of 2012, to $41.3 million from $49.9 million in the prior year period. MRO gross profit as a percent of net MRO sales decreased to 56.5% in the first quarter of 2012, compared to 62.2% achieved in the first quarter of 2011, primarily due to lower outbound freight recoveries, an increase in our inventory reserves, additional labor to support our customers, a negative margin impact from the increased attrition of higher margin small customers and a shift toward higher volume national customers with lower margins. National accounts represented approximately 11.4% of MRO sales for the quarter versus approximately 9.8% in the prior year quarter.

OEM gross profit increased $0.4 million and increased as a percent of OEM sales to 22.6% in the first quarter of 2012 from 19.8% in the first quarter of 2011. The improvement as a percent of sales was primarily driven by leverage gained from a higher sales volume.

Selling Expenses

Selling expenses consist of commissions paid to our independent sales representatives, employee sales expenses and related expenses to support our sales efforts. Selling expenses decreased to $20.1 million in the first quarter of 2012 from $22.2 million in the prior year quarter, primarily due to lower sales. Selling expenses decreased as a percent of sales to 26.5% in 2012 from 26.8% in 2011.

General and Administrative Expenses

General and administrative expenses consist of expenses to operate our distribution network and overhead expenses to manage the business. General and administrative expenses were $24.0 million for the first quarters of both 2012 and 2011. The $1.9 million of ERP implementation expenses incurred in 2011 was offset in 2012 by increased expenses to work through post ERP go-live issues and an increase in depreciation expense.

Other Expense, net

Other expense, net consists primarily of interest expense. Interest expense of $0.1 million in the first quarter of 2012 primarily relates to interest charged on the outstanding borrowings of our revolving line of credit. Interest expense of $0.5 million in the first quarter of 2011 primarily relates to interest assessed on unclaimed property settlements.

Income Tax (Benefit) Expense

An income tax benefit of $1.1 million was generated in the three months ended March 31, 2012 on a pre-tax loss of $2.9 million, resulting in an effective tax rate of 38.9%. For the three months ended March 31, 2011, income tax expense was $1.2 million on pre-tax income of $3.2 million, resulting in an effective tax rate of 36.9%. The increase in the effective tax rate was primarily due to the effect of permanent tax differences on forecasted annual 2012 results compared to 2011.

Income (Loss) from Continuing Operations

We reported a loss from continuing operations of $1.8 million or $0.21 per diluted share in the first quarter of 2012 compared to income from continuing operations of $2.1 million or $0.24 per diluted share in the first quarter of 2011.

Liquidity and Capital Resources

Cash and cash equivalents were $1.2 million on March 31, 2012 compared to $2.1 million on December 31, 2011.

Net cash used in continuing operations was $8.9 million for the first three months of 2012 primarily to support increases in working capital. Accounts receivable decreased $3.3 million compared to December 31, 2011 due to lower sales levels and the collection of past due amounts as a result of our ERP implementation. Inventories increased $3.2 million primarily to support anticipated demand for specific sales initiatives and to expand lines for our strategic customers. Accounts payable and accrued expenses decreased $6.2 million during the quarter due to the timing of vendor payments and payments made for employee compensation earned in 2011. Similarly, the $6.9 million of net cash used in continuing operations in the first three months of 2011 primarily supported increases in working capital.

Capital expenditures were $4.4 million for the first three months of 2012 compared to $4.3 million for the first three months of 2011. Expenditures in the first three months were primarily for our web-site redevelopment, the build out of our new leased headquarters, and warehouse equipment to support the opening of the leased McCook, Illinois distribution center. Capital expenditures in the first three months of 2011 included $3.2 million related to the ERP implementation.

Net cash provided by financing activities in the first quarter 2012 included borrowings of $13.4 million primarily to support working capital and capital expenditure investments. We paid $1.0 million in shareholder dividends in both the first three months of 2012 and 2011.

Our $55.0 million revolving line of credit includes an unused $20.0 million accordion feature. On March 31, 2012, we had $13.4 million of borrowings and $1.8 million of outstanding letters of credit, leaving borrowing availability of $39.8 million compared to $53.2 million on December 31, 2011.

At March 31, 2012 we were in compliance with all covenants related to our revolving line of credit as detailed below:

Covenant	Minimum Requirement	Actual
Minimum EBITDA (loss), as defined in the amended credit agreement	$(2.5) million	$(0.6) million
Minimum cash plus accounts receivable and inventory to debt ratio	1.75:1.00	6.59:1.00
Minimum tangible net worth	$55.0 million	$78.1 million

The minimum required EBITDA level increases to $2.0 million and $3.0 million for the quarters ended June 30, 2012 and September 30, 2012, respectively. Failure by the Company to meet the covenant requirements of our credit agreement could lead to higher financing costs, increased restrictions or reduce or eliminate our ability to borrow funds. We are developing plans and exploring options to ensure that our financing arrangements and cash provided by operations are sufficient to fund our operating requirements, strategic initiatives and capital improvements throughout 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk at March 31, 2012 from that reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEMS 1, 1A, 2, 3, 4 and 5 of Part II are inapplicable and have been omitted from this report.

ITEM 6. EXHIBITS

Exhibit #
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished but not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAWSON PRODUCTS, INC. (Registrant)

Dated April 26, 2012	/s/ Thomas J. Neri
Thomas J. Neri
President and Chief Executive Officer (principal executive officer)

Dated April 26, 2012	/s/ Ronald J. Knutson
Ronald J. Knutson
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)