Form 10-Q
period 2012-06-30
LAWSON PRODUCTS INC/NEW/DE/
filed 2012-08-09
CIK 703604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 OR 15(d) of the Securities Exchange Act of 1934

For quarterly period ended June 30, 2012

or

☐	Transition Report under Section 13 OR 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file Number: 0-10546

LAWSON PRODUCTS, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-2229304
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8770 W. Bryn Mawr Avenue, Chicago, Illinois	60631
(Address of principal executive offices)	(Zip Code)

(773) 304-5050

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

The number of shares outstanding of the registrant’s common stock, $1 par value, as of July 31, 2012 was 8,597,554.

“Safe Harbor” Statement under the Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms “may,” “should,” “could,” “anticipate,” “believe,” “continues,” “estimate,” “expect,” “intend,” “objective,” “plan,” “potential,” “project” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions or beliefs and are subject to a number of factors, assumptions and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include:

•	failure to retain a talented workforce including productive sales representatives;

•	the inability of management to successfully implement strategic initiatives;

•	failure to manage change;

•	the ability to meet the covenant requirements of our line of credit;

•	disruptions of the Company’s information and communication systems;

•	the effect of general economic and market conditions;

•	inventory obsolescence;

•	work stoppages and other disruptions at transportation centers or shipping ports;

•	changing customer demand and product mixes;

•	increases in commodity prices;

•	the influence of controlling stockholders;

•	violations of environmental protection regulations;

•	a negative outcome related to employment tax matters; and,

all other factors discussed in the Company’s “Risk Factors” set forth in its Annual Report on Form 10-K for the year ended December 31, 2011 and in this Quarterly Report on Form 10-Q for the period ended June 30, 2012.

The Company undertakes no obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Lawson Products, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,237	$2,116
Accounts receivable, less allowance for doubtful accounts	36,061	43,239
Inventories, net	54,727	55,498
Miscellaneous receivables and prepaid expenses	3,636	7,064
Deferred income taxes	—	5,716
Property held for sale	1,869	—
Discontinued operations	385	410

Total current assets	97,915	114,043

Property, plant and equipment, net	64,495	52,702

Cash value of life insurance	14,666	15,490
Deferred income taxes	41	11,864
Goodwill	—	28,148
Other assets	535	501

Total assets	$177,652	$222,748

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Revolving line of credit	$14,800	$—
Accounts payable	15,542	22,967
Accrued expenses and other liabilities	31,679	28,231
Discontinued operations	433	681

Total current liabilities	62,454	51,879

Security bonus plan	$20,773	$23,310
Deferred compensation	8,887	9,279
Financing lease obligation	10,726	3,377
Other liabilities	5,067	731

	45,453	36,697

Stockholders’ equity:
Preferred stock, $1 par value:
Authorized - 500,000 shares, Issued and outstanding - None	—	—
Common stock, $1 par value:
Authorized - 35,000,000 shares
Issued - 8,604,173 and 8,580,753 shares, respectively
Outstanding - 8,597,554 and 8,574,291 shares, respectively	8,604	8,581
Capital in excess of par value	6,584	6,210
Retained earnings	52,360	117,371
Treasury stock - 6,619 and 6,462 shares, respectively	(132)	(130)
Accumulated other comprehensive income	2,329	2,140

Stockholders’ equity	69,745	134,172

Total liabilities and stockholders’ equity	$177,652	$222,748

See notes to condensed consolidated financial statements.

Lawson Products, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net sales	$74,348	$84,154	$150,310	$166,733
Cost of goods sold	37,532	35,855	72,160	68,495

Gross profit	36,816	48,299	78,150	98,238

Operating expenses:
Selling, general and administrative expenses	52,069	46,707	96,236	92,901
Goodwill impairment	28,306	—	28,306	—
Gain on sale of assets	(2,122)	—	(2,122)	—

	78,253	46,707	122,420	92,901

Operating income (loss)	(41,437)	1,592	(44,270)	5,337

Other income (expense), net	(89)	63	(96)	79
Interest expense	(142)	(71)	(224)	(583)

Income (loss) from continuing operations before income taxes	(41,668)	1,584	(44,590)	4,833

Income tax expense	19,472	496	18,335	1,695

Income (loss) from continuing operations	(61,140)	1,088	(62,925)	3,138

Discontinued operations, net of income taxes	(17)	(22)	(30)	(52)

Net income (loss)	$(61,157)	$1,066	$(62,955)	$3,086

Basic income (loss) per share of common stock:
Continuing operations	$(7.12)	$0.13	$(7.33)	$0.37
Discontinued operations	(0.00)	(0.01)	(0.01)	(0.01)

Net income (loss) per share	$(7.12)	$0.12	$(7.34)	$0.36

Diluted income (loss) per share of common stock:
Continuing operations	$(7.12)	$0.13	$(7.33)	$0.36
Discontinued operations	(0.00)	(0.01)	(0.01)	(0.00)

Net income (loss) per share	$(7.12)	$0.12	$(7.34)	$0.36

Basic weighted average shares outstanding	8,587	8,550	8,581	8,541
Dilutive effect of stock based compensation	—	60	—	67

Diluted weighted average shares outstanding	8,587	8,610	8,581	8,608

Cash dividends declared per share of common stock	$0.12	$0.12	$0.24	$0.24

Net Comprehensive income (loss)	$(61,395)	$1,100	$(62,766)	$3,494

See notes to condensed consolidated financial statements.

Lawson Products, Inc.

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Operating activities:
Net income (loss)	$(62,955)	$3,086
Loss from discontinued operations	30	52

Income (loss) from continuing operations	(62,925)	3,138

Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	3,306	2,721
Deferred income taxes	17,537	1,328
Stock based compensation	(817)	132
Goodwill impairment	28,306	—
Gain on sale of property	(2,122)	—
Changes in operating assets and liabilities:
Accounts receivable	5,911	(3,968)
Inventories	766	(3,181)
Prepaid expenses and other assets	3,728	1,731
Accounts payable and accrued expenses	(1,460)	(7,977)
Other	665	(1,030)

Net cash used in operating activities of continuing operations	$(7,105)	$(7,106)

Investing activities:
Additions to property, plant and equipment	$(15,573)	$(7,677)
Net proceeds (outlay) related to sale of businesses	500	(442)
Proceeds from sale of property	8,791	—

Net cash used in investing activities of continuing operations	$(6,282)	$(8,119)

Financing activities:
Net proceeds from line of credit	$14,800	$—
Dividends paid	(2,054)	(2,045)

Net cash provided by (used in) financing activities of continuing operations	$12,746	$(2,045)

Net cash used in operating activities of discontinued operations	$(238)	$(562)

Decrease in cash and cash equivalents	(879)	(17,832)

Cash and cash equivalents at beginning of period	2,116	40,566

Cash and cash equivalents at end of period	$1,237	$22,734

See notes to condensed consolidated financial statements.

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Lawson Products, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of the Company, all normal recurring adjustments have been made, that are necessary to present fairly the results of operations for the interim periods. Operating results for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Certain reclassifications have been made to prior period amounts to conform to current period presentation. Such reclassifications have no effect on net income as previously reported. The effect of restricted share awards and future stock option exercises equivalent to 27 thousand and 34 thousand shares for the three and six months ended June 30, 2012, respectively, would have been anti-dilutive and therefore, were excluded from the computation of diluted earnings per share.

The Company has adopted Accounting Standards Update (“ASU”) No. 2011-05 and 2011-12 regarding the presentation of comprehensive income in the financial statements. No other material changes occured in our significant accounting policies during the six months ended June 30, 2012 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2011. The Company has determined that, except for the new credit facility effective August 8, 2012 (See Note 5 – Credit Facility), there were no other subsequent events to recognize or disclose in these financial statements.

Note 2 — Inventories, net

The Company increased its obsolete and excess inventory reserves $6.5 million for the six months ended June 30, 2012 primarily as a result of the discontinuation of certain products. Components of inventories were as follows:

	(Amounts in thousands)
	June 30, 2012	December 31, 2011
Finished goods	$62,420	$56,985
Work in progress	2,076	1,935
Raw materials	1,742	1,624

Total	66,238	60,544
Reserve for obsolete and excess inventory	(11,511)	(5,046)

	$54,727	$55,498

Note 3 — Sale of assets and property held for sale

In the second quarter of 2012, in conjunction with the construction of a new distribution center in McCook, Illinois and the relocation of the Company’s headquarters to Chicago, Illinois, the Company sold three properties; its Addison, Illinois distribution center, its Vernon Hills, Illinois distribution center and a Des Plaines, Illinois administrative building. The Company received cash proceeds of $8.8 million for the sale of the three facilities, which were included in the MRO segment, resulting in a gain of $2.1 million. Operations currently conducted at the Addison, Illinois and Vernon Hills, Illinois distribution centers will be transferred to the new McCook, Illinois facility during the second half of 2012. The Company has entered into various arrangements to lease these facilities back from the buyer for transition purposes until the second quarter of 2013.

In addition to these three property sales, the Company allowed the lease of another Des Plaines, Illinois facility to expire during the quarter and it is actively marketing its former Des Plaines, Illinois headquarters and packaging facility. The net book value of the former headquarters’ land and building of $1.9 million has been reclassified to Property held for sale in the Condensed Consolidated Balance Sheets and will not be depreciated after being classified as held for sale.

Note 4 — Goodwill Impairment

As a result of an acquisition in 2001, the Company had goodwill of $28.3 million, all of which related to its MRO segment. On an interim basis, the Company evaluates goodwill for potential impairment by determining if certain qualitative events have occurred or if circumstances have changed that would more likely than not reduce the fair value of the reporting unit below its carrying value. As a result of this evaluation, the Company identified indicators of impairment during the quarter ended June 30, 2012 related to operating losses and reduced market capitalization and, therefore, performed an interim impairment test of goodwill.

The Company estimated the fair value of the MRO reporting unit using a discounted cash flow analysis based on its current internal operating forecast to determine the reporting unit’s fair value. After completing the analysis, the Company concluded that the entire amount of the goodwill was impaired and a non-cash charge of $28.3 million was recorded in the second quarter of 2012.

Goodwill activity for the three and six months ended June 30, 2012 was as follows:

	(Amounts in thousands)
	Three months ended June 30, 2012	Six months ended June 30, 2012

Beginning balance	$28,306	$28,148
Impairment loss	(28,306)	(28,306)
Translation adjustment	—	158

Ending balance	$—	$—

Note 5 — Credit Facility

At June 30, 2012, the Company had a $14.8 million balance outstanding on its revolving line of credit under its Existing Credit Facility (“Existing Credit Facility”). The weighted average interest rate was 1.5% through the first six months of 2012 and the outstanding balance approximates fair value. On June 27, 2012 the Company received a commitment letter from its lender, The PrivateBank, to replace its existing $55.0 million credit facility with a new five-year, $40.0 million credit facility (“New Credit Facility”). The Company entered into the New Credit Facility on August 8, 2012.

At June 30, 2012, the Company was not in compliance with the minimum EBITDA covenant defined in the Existing Credit Facility. However, the Company was in compliance with the remaining financial covenants as detailed below:

Covenant	Minimum Requirement	Actual
Minimum EBITDA (loss) as defined in the Existing Credit Facility	$2.0 million	$(8.2) million
Minimum cash plus accounts receivable and inventory to debt ratio	1.75:1.00	5.54:1.00
Minimum tangible net worth	$55.0 million	$ 65.5 million

The Company received a waiver under the Existing Credit Facility for relief from compliance with the minimum EBITDA covenant for the quarter ended June 30, 2012.

Note 6 — Severance Reserve

In the second quarter of 2012, as part of a strategic restructuring plan designed to reduce its cost structure, the Company eliminated approximately 120 corporate and distribution positions in its MRO segment. This restructuring resulted in a $6.6 million severance charge which is included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income (Loss).

The table below shows the changes in the Company’s reserve for severance and related payments as of June 30, 2012 and 2011:

	(Amounts in thousands)
	Six Months Ended June 30,
	2012	2011
Balance at beginning of year	$1,282	$3,062
Charged to earnings	6,770	1,210
Cash paid	(1,672)	(2,062)

Balance at end of the period	$6,380	$2,210

Accrued severance charges are included in the line items of the Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011 as follows:

	(Dollars in thousands)
	June 30, 2012	December 31, 2011
Accrued severance included in:
Accrued expenses and other liabilities	$5,135	$1,187
Noncurrent other	1,245	95

Total accrued severance	$6,380	$1,282

All severance accrued at June 30, 2012 will be fully paid by June 30, 2014.

Note 7 — Income Tax

During the quarter ended June 30, 2012, the Company’s deferred tax assets increased by $15.8 million to $34.3 million primarily due to non-cash charges related to goodwill impairment and severance. However, due to the cumulative losses it has experienced, the recoverability of substantially all of the deferred tax assets is uncertain. Therefore, the Company recorded an additional valuation allowance of $33.5 million resulting in a net tax expense of $19.5 million for the quarter.

Income tax as a percentage of pre-tax loss for the three months ended June 30, 2012 was negative 46.7% compared to an effective tax rate of 31.3% for the three months ended June 30, 2011. Exclusive of the effect of the increase in the tax valuation allowance, the effective income tax rate would have been 33.7%.

Income tax as a percentage of pre-tax loss for the six months ended June 30, 2012 was negative 41.1% compared to a tax rate of 35.1% for the six months ended June 30, 2011. Exclusive of the effect of the increase in the tax valuation allowances, the effective income tax rate would have been 34.0%.

The Company and its subsidiaries are subject to U.S. Federal income tax as well as income tax of multiple state and foreign jurisdictions. As of June 30, 2012, the Company is subject to U.S. Federal income tax examinations for the years 2009 and 2010, and income tax examinations from various other jurisdictions for the years 2006 through 2010.

Earnings from the Company’s foreign subsidiaries are considered to be indefinitely reinvested. A distribution of these non-U.S. earnings in the form of dividends or otherwise would subject the Company to both U.S. Federal and state income taxes, as adjusted for tax credits and foreign withholding taxes.

Note 8 — Contingent Liability

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

Note 9 — Non-Cash Items

During the six months ended June 30, 2012, the Company recorded an $8.0 million increase in Property, plant and equipment, along with a corresponding increase in liabilities, related to the build-to-suit lease of the McCook, Illinois distribution center. These non-cash increases have been excluded from the Condensed Consolidated Statements of Cash Flows.

Note 10 — Segment Reporting

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

The following table presents summary financial information for the Company’s reportable segments:

	(Amounts in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales
MRO	$69,830	$80,625	$141,194	$159,880
OEM	4,518	3,529	9,116	6,853

Consolidated total	$74,348	$84,154	$150,310	$166,733

Operating income (expense)
MRO	$(15,859)	$1,456	$(19,283)	$5,056
OEM	606	136	1,197	281
Goodwill impairment	(28,306)	—	(28,306)	—
Gain on sale of assets	2,122	—	2,122	—

Consolidated total	$(41,437)	1,592	(44,270)	5,337

Other income (expense), net	(89)	63	(96)	79
Interest expense	(142)	(71)	(224)	(583)

Income (loss) from continuing operations before income taxes	$(41,668)	$1,584	$(44,590)	$4,833

The following table presents total assets for the Company’s reportable segments:

	(Amounts in thousands)
	June 30, 2012	December 31, 2011
Total assets
MRO	$167,160	$194,422
OEM	10,066	10,336

Segment total	177,226	204,758
Corporate	41	17,580
Discontinued operations	385	410

Consolidated total	$177,652	$222,748

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Quarter ended June 30, 2012 compared to Quarter ended June 30, 2011

The following table presents a summary of our financial performance for the three months ended June 30, 2012 and 2011:

	2012		2011
($ in thousands)	Amount	% of Net Sales	Amount	% of Net Sales

Net sales
MRO	$69,830	93.9%	$80,625	95.8%
OEM	4,518	6.1	3,529	4.2

Consolidated total	$74,348	100.0%	$84,154	100.0%

Gross profit
MRO	$35,726	51.2%	$47,653	59.1%
OEM	1,090	24.1	646	18.3

Consolidated total	36,816	49.5	48,299	57.4

Operating expenses:
Selling, general and administrative expenses
Selling expenses	21,788	29.3	22,955	27.3
General and administrative expense	23,696	31.9	23,287	27.7
Severance	6,585	8.8	465	0.5

Total SG&A	52,069	70.0	46,707	55.5
Goodwill impairment	28,306	38.1	—	—
Gain on sale of assets	(2,122)	(2.9)	—	—

Total operating expenses	78,253	105.2	46,707	55.5

Operating income (loss)	(41,437)	(55.7)	1,592	1.9
Other expense, net	(231)	(0.3)	(8)	(0.0)

Income (loss) from continuing operations before income tax expense	(41,668)	(56.0)	1,584	1.9
Income tax expense	19,472	26.2	496	0.6

Income (loss) from continuing operations	$(61,140)	(82.2)%	$1,088	1.3%

Net Sales

Net sales for the second quarter of 2012 decreased 11.7% to $74.3 million, from $84.2 million in the second quarter of 2011. Excluding the Canadian exchange rate impact, net sales decreased 11.3% for the quarter.

MRO net sales decreased 13.4% in the second quarter of 2012, to $69.8 million from $80.6 million in the prior year period. MRO average daily sales decreased to $1.091 million in the second quarter of 2012 compared to $1.260 million in the second quarter of 2011. The decrease was mainly driven by a sales decline of $3.8 million within the government segment primarily within bases that support troop deployment, lower freight revenues, an increase in small customer account attrition and a decline in sales representatives from a year ago. The decline was partially offset by an increase within the strategic accounts segment.

OEM net sales increased 28.0% in the second quarter of 2012, to $4.5 million from $3.5 million in the prior year period, driven by stronger demand from existing customers.

Gross Profit

Gross profit decreased $11.5 million in the second quarter of 2012, to $36.8 million from $48.3 million in the prior year period. MRO gross profit as a percent of net MRO sales decreased to 51.2% in the second quarter of 2012, compared to 59.1% achieved in the second quarter of 2011, primarily due to lower outbound freight recoveries, $5.8 million of additional inventory reserves primarily as a result of discontinuing certain products, additional labor to support customer service and a shift toward higher volume national customers with lower margins. Strategic accounts represented approximately 12.8% of MRO sales for the quarter versus approximately 10.5% in the prior year quarter.

OEM gross profit increased $0.4 million and increased as a percent of OEM sales to 24.1% in the second quarter of 2012 from 18.3% in the second quarter of 2011. The improvement as a percent of sales was primarily driven by leverage gained from a higher sales volume from existing customers.

Selling, General and Administrative Expenses

Selling Expenses

Selling expenses consist of commissions paid to our independent sales representatives, employee sales expenses and related expenses to support our sales efforts. Selling expenses decreased to $21.8 million in the second quarter of 2012 from $23.0 million in the prior year quarter, primarily due to lower sales. Selling expenses increased as a percent of sales to 29.3% in 2012 compared to 27.3% in 2011 due to the impact of fixed selling costs on decreased sales levels.

General and Administrative Expenses

General and administrative expenses consist of expenses to operate our distribution network and overhead expenses to manage the business. General and administrative expenses increased to $23.7 million in the second quarter of 2012 from $23.3 million in the prior year quarter. The $2.4 million of ERP implementation expenses incurred in 2011 was offset in 2012 by $0.5 million of post ERP implementation expenses, a $1.0 million increase in bad debt expense and an increase of $0.6 million in depreciation and facility costs.

Severance

We recorded severance expense of $6.6 million and $0.5 million in the three months ended 2012 and 2011, respectively. The 2012 severance charge primarily related to a strategic restructuring plan designed to create a simplified organizational structure. The restructuring resulted in the elimination of approximately 120 corporate and distribution positions. The 2011 severance charge primarily related to the realignment of certain responsibilities following the sale of two subsidiaries in 2010.

Goodwill Impairment

During the second quarter of 2012, we assessed the fair value of the $28.3 million goodwill balance related to a 2001 acquisition in our MRO reporting unit. Based on this assessment, we determined that the full amount of the goodwill was impaired and a non-cash charge of $28.3 million was recorded.

Gain on Sale of Assets

In the second quarter of 2012, in conjunction with the construction of a new distribution center in McCook, Illinois and the relocation of our headquarters to Chicago, Illinois, we sold three properties: our Addison, Illinois distribution center, our Vernon Hills, Illinois distribution center and a Des Plaines, Illinois administrative building. We received cash proceeds of $8.8 million for the sale of the three facilities which resulted in a gain of $2.1 million.

Other Expense, net

Other expense, net of $0.2 million for the three months ended June 30, 2012 consists primarily of interest charged on the outstanding borrowings of our revolving line of credit.

Income Tax Expense

Income tax expense of $19.5 million was recorded in the three months ended June 30, 2012 on a pre-tax loss of $41.7 million, resulting in an effective tax rate of negative 46.7%. During the quarter ended June 30, 2012, our deferred tax valuation allowance was increased by $33.5 million related to the uncertain recoverability of our deferred tax assets. Exclusive of the effect of the increase in the deferred tax valuation allowance, the effective income tax rate would have been 33.7%.

For the three months ended June 30, 2011, income tax expense was $0.5 million on pre-tax income of $1.6 million, resulting in an effective tax rate of 31.3%.

Income (Loss) from Continuing Operations

We reported a loss from continuing operations of $61.1 million or a loss of $7.12 per diluted share in the second quarter of 2012 compared to income from continuing operations of $1.1 million or $0.13 per diluted share in the second quarter of 2011. The 2012 loss was negatively impacted by the impairment of goodwill, the deferred tax valuation allowances, severance expense and additional inventory reserves.

Six Months ended June 30, 2012 compared to Six Months ended June 30, 2011

The following table presents a summary of our financial performance for the six months ended June 30, 2012 and 2011:

	2012		2011
($ in thousands)	Amount	% of Net Sales	Amount	% of Net Sales

Net sales
MRO	$141,194	93.9%	$159,880	95.9%
OEM	9,116	6.1	6,853	4.1

Consolidated total	$150,310	100.0%	$166,733	100.0%

Gross profit
MRO	$76,023	53.8%	$96,933	60.6%
OEM	2,127	23.3	1,305	19.0

Consolidated total	78,150	52.0	98,238	58.9

Operating expenses:
Selling, general and administrative expenses
Selling expenses	41,922	27.9	45,112	27.1
General and administrative expense	47,544	31.6	46,579	27.9
Severance	6,770	4.5	1,210	0.7

Total SG&A	96,236	64.0	92,901	55.7
Goodwill impairment	28,306	18.9	—	—
Gain on sale of assets	(2,122)	(1.4)	—	—

Total operating expenses	122,420	81.5	92,901	55.7

Operating income (loss)	(44,270)	(29.5)	5,337	3.2
Other expense, net	(320)	(0.2)	(504)	(0.3)

Income (loss) from continuing operations before income tax expense	(44,590)	(29.7)	4,833	2.9
Income tax expense	18,335	12.2	1,695	1.0

Income (loss) from continuing operations	$(62,925)	(41.9)%	$3,138	1.9%

Net Sales

Net sales for the first half of 2012 decreased 9.9% to $150.3 million, from $166.7 million in the first half of 2011. Excluding the Canadian exchange rate impact, net sales decreased 9.6%.

MRO net sales decreased 11.7% in the first half of 2012, to $141.2 million from $159.9 million in the prior year period. MRO average daily sales decreased to $1.103 million in the first half of 2012 compared to $1.259 million in the first half of 2011. The decrease was mainly driven by a sales decline of $8.2 million within the government segment primarily within bases that support troop deployment, lower freight revenues, an increase in small customer account attrition and a decline in sales representatives from a year ago. The decline was partially offset by an increase within the strategic accounts segment.

OEM net sales increased 33.0% in the first half of 2012, to $9.1 million from $6.9 million in the prior year period, driven by stronger demand from existing customers.

Gross Profit

Gross profit decreased $20.0 million in the first half of 2012, to $78.2 million from $98.2 million in the prior year period. MRO gross profit as a percent of net MRO sales decreased to 53.8% in the first half of 2012, compared to 60.6% achieved in the first half of 2011, primarily due to lower outbound freight recoveries, an increase of $6.4 million in our inventory reserves, additional labor to support our customer service and a shift toward higher volume national customers with lower margins. Strategic accounts represented approximately 12.1% of MRO sales for the half versus approximately 10.2% in the prior year half.

OEM gross profit increased $0.8 million and increased as a percent of OEM sales to 23.3% in the first half of 2012 from 19.0% in the first half of 2011. The improvement as a percent of sales was primarily driven by leverage gained from a higher sales volume from existing customers.

Selling, General and Administrative Expenses

Selling Expenses

Selling expenses decreased to $41.9 million in the first half of 2012 from $45.1 million in the prior year half, primarily due to lower sales. Selling expenses increased as a percent of sales to 27.9% in 2012 from 27.1% in 2011 due to the impact of fixed selling costs on the decreased sales levels.

General and Administrative Expenses

General and administrative expenses increased to $47.5 million in the second quarter of 2012 from $46.6 million in the prior year quarter. The $4.3 million of ERP implementation expenses incurred in 2011 was offset in 2012 by $1.6 million in post ERP go-live expenses, $1.1 million of increased bad debt expense and increased depreciation and facility costs of $1.0 million.

Severance

We recorded severance expense of $6.8 million and $1.2 million in the six months ended 2012 and 2011, respectively. The 2012 severance charge primarily related to a strategic restructuring plan designed to create a simplified and flattened organizational structure. The restructuring resulted in the elimination of approximately 120 corporate and distribution positions. The 2011 severance charge primarily related to the realignment of certain responsibilities following the sale of two subsidiaries in 2010.

Goodwill Impairment

During the second quarter of 2012, we prepared an assessment of the fair value of the $28.3 million goodwill balance related to a 2001 acquisition in our MRO reporting unit. Based on this assessment, we determined that the full amount of the goodwill was impaired and a non-cash charge of $28.3 million was recorded.

Gain on Sale of Assets

In the second quarter of 2012, in conjunction with the construction of a new distribution center in McCook, Illinois and the relocation of our headquarters to Chicago, Illinois, we sold three properties; our Addison, Illinois distribution center, Vernon Hills, Illinois distribution center and a Des Plaines, Illinois administrative building. We received cash proceeds of $8.8 million for the sale of the three facilities which resulted in a gain of $2.1 million.

Other Expense, net

Other expense, net of $0.3 million recorded in the six months ended June 30, 2012 primarily relates to interest charged on the outstanding borrowings of our revolving line of credit. The $0.5 million recorded in the first half of 2011 primarily relates to interest assessed on unclaimed property settlements.

Income Tax (Benefit) Expense

Income tax expense of $18.3 million was recorded for the six months ended June 30, 2012 on a pre-tax loss of $44.6 million, resulting in an effective tax rate of negative 41.1%. During the six months ended June 30, 2012, our deferred tax valuation allowance was increased by $33.5 million related to the uncertain recoverability of our deferred tax assets. Exclusive of the effect of the increase in the tax valuation, the effective income tax rate would have been 34.0%.

For the six months ended June 30, 2011, income tax expense was $1.7 million on pre-tax income of $4.8 million, resulting in an effective tax rate of 35.1%.

Income (Loss) from Continuing Operations

We reported a loss from continuing operations of $62.9 million or a loss of $7.33 per diluted share in the first half of 2012 compared to income from continuing operations of $3.1 million or $0.36 per diluted share in the first half of 2011.

Liquidity and Capital Resources

Cash and cash equivalents were $1.2 million on June 30, 2012 compared to $2.1 million on December 31, 2011.

Net cash used in continuing operations was $7.1 million for the first half of 2012, primarily to support operating losses. Accounts receivable decreased $5.9 million compared to December 31, 2011 due to lower sales levels and the collection of past due amounts that built up in the second half of 2011 as a result of our ERP implementation. Inventories prior to obsolescence and excess reserves increased $5.7 million, primarily to support anticipated demand for specific sales initiatives and to expand lines for our strategic customers. Similarly, the $7.1 million of net cash used in continuing operations in the first six months of 2011 primarily supported increases in working capital.

Capital expenditures were $15.6 million for the first half of 2012 compared to $7.7 million for the first half of 2011. Capital expenditures in the first six months of 2012 were primarily for warehouse equipment to support the opening of the leased McCook, Illinois distribution center, the build out of our new leased headquarters and expenditures related to our web-site redevelopment. Capital expenditures in the first six months of 2011 included $5.6 million related to the ERP implementation. In 2012, we received cash proceeds of $8.8 million from the sale of three properties.

Net cash provided by financing activities in the first half 2012 included borrowings of $14.8 million, primarily to support working capital and capital expenditure investments. We paid shareholder dividends of $2.1 million and $2.0 million in the first six months of 2012 and 2011, respectively.

Credit Facility

On June 27, 2012 we received a commitment letter from our lender, The PrivateBank, to replace our existing $55.0 million credit facility (“Existing Credit Facility”) with a new five-year, $40.0 million credit facility (“New Credit Facility”). The Company entered into the New Credit Facility on August 8, 2012.

At June 30, 2012, we had an outstanding balance of $14.8 million under the revolving line of credit of our Existing Credit Facility and $1.8 million of outstanding letters of credit. At June 30, 2012, we were not in compliance with the minimum EBITDA covenant defined in the Existing Credit Facility. However, we were in compliance with the remaining financial covenants related to the Existing Credit Facility as detailed below:

Covenant	Minimum Requirement	Actual
Minimum EBITDA (loss) as defined in the Existing Credit Facility	$2.0 million	$(8.2) million
Minimum cash plus accounts receivable and inventory to debt ratio	1.75:1.00	5.54:1.00
Minimum tangible net worth	$55.0 million	$65.5 million

We received a waiver under the Existing Credit Facility for relief from compliance with the minimum EBITDA covenant for the quarter ended June 30, 2012.

The New Credit Facility consists of a $40.0 million revolving credit facility which includes a $10.0 million sub-facility for Letters of Credit. Until the later of June 30, 2014 or the Company achieves certain financial covenants, credit available under the New Credit Facility is based upon:

a)	80% of the face amount of the Company’s eligible accounts receivables, generally less than 60 days past due, and

b)	50% of the lower cost or market value of the Company’s eligible inventory, generally inventory expected to be sold within 18 months or $20.0 million, whichever is less.

The applicable interest rate margins for borrowings under the New Credit Facility are at the Prime rate or the LIBOR rate plus 2.75% for the first year and LIBOR plus 2.50% for the second year of the agreement. Following the second year, the interest rate will be based on the Company’s debt to EBITDA ratio and range from LIBOR plus 1.25 to 1.85 or Prime minus 1.00 to 0.40 percent.

The New Credit Facility is secured by a first priority perfected security interest in substantially all existing assets of the Company. Dividends are restricted to $0 to $1,100,000 per quarter based on EBITDA achieved in the previous quarter compared to specified target amounts.

In addition to other customary representations, warranties and covenants, the New Credit Facility requires us to comply with certain financial covenants. A minimum Consolidated EBITDA level must be achieved on a quarterly basis as detailed in the following table:

Quarter Ended	Minimum EBITDA
September 30, 2012	$(1,000,000)
December 31, 2012	(1,500,000)
March 31, 2013	—
June 30, 2013	2,000,000
September 30, 2013	3,500,000
December 31, 2013	3,000,000
March 31, 2014	3,500,000
June 30, 2014	3,500,000

Upon meeting certain financial covenants, but not prior to June 30, 2014, the availability under the New Credit Facility will be based upon the following financial covenants with a maximum borrowing level of $40.0 million:

a)	Minimum Debt Service Coverage Ratio of 1.20:1.00 measured quarterly beginning September 30, 2014 and building cumulatively to a rolling four quarters.

b)	Minimum Tangible Net Worth of not less than 90% of the value of shareholders’ equity less intangible assets established as of June 30, 2014, tested quarterly.

c)	Minimum cash, accounts receivable and inventory to debt ratio of 2.0 to 1.0.

Failure by the Company to meet these covenant requirements could lead to higher financing costs, increased restrictions or reduce or eliminate our ability to borrow funds. We believe cash provided by operations and the funds available under the New Credit Facility are sufficient to fund our operating requirements, strategic initiatives and capital improvements throughout 2012.

ITEM  3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk at June 30, 2012 from that reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEMS 1, 2, 3, 4 and 5 of Part II are inapplicable and have been omitted from this report.

ITEM 1A. RISK FACTORS

There have been no material changes in the Company’s risk factors at June 30, 2012 from that reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 with the exception of the following risk factor which has been added to reflect the current risk.

Failure to adequately fund our operating and working capital needs through cash generated from operations and cash available through our credit facility could negatively impact our ability to invest in the business and maintain our capital structure.

Our business requires investment in working capital and fixed assets. In August 2012, we entered into a new five year $40.0 million credit facility based upon eligible accounts receivable and inventory which replaced the previous $55.0 million credit facility. At June 30, 2012 we had $14.8 million of borrowings on our revolving line of credit and $1.8 million of outstanding letters of credit. Failure to generate sufficient cash flow from operations as well as manage our working capital under the reduced commitment from our lender could lead to insufficient investment in our business and or default under our credit facility.

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

LAWSON PRODUCTS, INC.
(Registrant)

Dated August 9, 2012	/s/ Thomas J. Neri
Thomas J. Neri
President and Chief Executive Officer
(principal executive officer)

Dated August 9, 2012	/s/ Ronald J. Knutson
Ronald J. Knutson
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)