Form 10-Q
period 2012-09-30
LAWSON PRODUCTS INC/NEW/DE/
filed 2012-10-25
CIK 703604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 OR 15(d) of the Securities Exchange Act of 1934

For quarterly period ended September 30, 2012

or

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

The number of shares outstanding of the registrant’s common stock, $1 par value, as of October 15, 2012 was 8,597,554.

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

all other factors discussed in the Company’s “Risk Factors” set forth in its Annual Report on Form 10-K for the year ended December 31, 2011 and in this Quarterly Report on Form 10-Q for the period ended September 30, 2012.

The Company undertakes no obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Lawson Products, Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	September 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$774	$2,116
Accounts receivable, less allowance for doubtful accounts	36,553	43,239
Inventories, net	54,596	55,498
Miscellaneous receivables and prepaid expenses	5,425	7,064
Deferred income taxes	—	5,716
Property held for sale	1,869	—
Discontinued operations	401	410

Total current assets	99,618	114,043

Property, plant and equipment, net	66,920	52,702

Cash value of life insurance	14,740	15,490
Deferred income taxes	40	11,864
Goodwill	—	28,148
Other assets	939	501

Total assets	$182,257	$222,748

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Revolving line of credit	$19,639	$—
Accounts payable	16,634	22,967
Accrued expenses and other liabilities	33,765	28,231
Discontinued operations	429	681

Total current liabilities	70,467	51,879

Security bonus plan	$19,736	$23,310
Deferred compensation	6,055	9,279
Financing lease obligation	10,995	3,377
Other liabilities	6,096	731

	42,882	36,697

Stockholders’ equity:
Preferred stock, $1 par value:
Authorized - 500,000 shares, Issued and outstanding — None	—	—
Common stock, $1 par value:
Authorized - 35,000,000 shares Issued - 8,604,173 and 8,580,753 shares, respectively Outstanding - 8,597,554 and 8,574,291 shares, respectively	8,604	8,581
Capital in excess of par value	6,723	6,210
Retained earnings	51,042	117,371
Treasury stock – 6,619 and 6,462 shares, respectively	(132)	(130)
Accumulated other comprehensive income	2,671	2,140

Stockholders’ equity	68,908	134,172

Total liabilities and stockholders’ equity	$182,257	$222,748

See notes to condensed consolidated financial statements.

Lawson Products, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net sales	$71,984	$75,366	$222,294	$242,099
Cost of goods sold	28,624	32,820	100,784	101,315

Gross profit	43,360	42,546	121,510	140,784

Operating expenses:
Selling, general and administrative expenses	43,311	45,335	132,777	137,026
Severance expenses	1,410	282	8,180	1,492
Gain on sale of assets	(11)	—	(2,133)	—
Goodwill impairment	—	—	28,306	—

	44,710	45,617	167,130	138,518

Operating income (loss)	(1,350)	(3,071)	(45,620)	2,266

Other income (expense), net	23	59	(73)	138
Interest expense	(229)	(79)	(453)	(662)

Income (loss) from continuing operations before income taxes	(1,556)	(3,091)	(46,146)	1,742

Income tax (benefit) expense	(240)	(937)	18,095	758

Income (loss) from continuing operations	(1,316)	(2,154)	(64,241)	984

Discontinued operations, net of income taxes	(2)	(9)	(32)	(61)

Net income (loss)	$(1,318)	$(2,163)	$(64,273)	$923

Basic income (loss) per share of common stock:
Continuing operations	$(0.15)	$(0.25)	$(7.49)	$0.12
Discontinued operations	—	—	—	(0.01)

Net income (loss) per share	$(0.15)	$(0.25)	$(7.49)	$0.11

Diluted income (loss) per share of common stock:
Continuing operations	$(0.15)	$(0.25)	$(7.49)	$0.11
Discontinued operations	—	—	—	—

Net income (loss) per share	$(0.15)	$(0.25)	$(7.49)	$0.11

Basic weighted average shares outstanding	8,597	8,566	8,581	8,549
Dilutive effect of stock based compensation	—	—	—	62

Diluted weighted average shares outstanding	8,597	8,566	8,581	8,611

Cash dividends declared per share of common stock	$—	$0.12	$0.24	$0.36

Net Comprehensive loss	$(976)	$(3,812)	$(63,742)	$(318)

See notes to condensed consolidated financial statements.

Lawson Products, Inc.

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating activities:
Net income (loss)	$(64,273)	$923
Loss from discontinued operations	32	61

Income (loss) from continuing operations	(64,241)	984

Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	5,281	3,955
Deferred income taxes	17,538	1,328
Stock based compensation	(740)	(406)
Goodwill impairment	28,306	—
Gain on sale of property	(2,133)	—
Changes in operating assets and liabilities:
Accounts receivable	5,422	(6,941)
Inventories	1,087	2,642
Prepaid expenses and other assets	1,636	2,068
Accounts payable and other liabilities	(3,839)	(11,957)
Other	1,404	(120)

Net cash used in operating activities of continuing operations	$(10,279)	$(8,447)

Investing activities:
Additions to property, plant and equipment	$(16,492)	$(8,918)
Net proceeds (outlay) related to sale of businesses	750	(192)
Proceeds from sale of property	8,807	—

Net cash used in investing activities of continuing operations	$(6,935)	$(9,110)

Financing activities:
Net proceeds from line of credit	$19,639	$—
Dividends paid	(3,086)	(3,071)
Financing fees paid	(435)	—

Net cash provided by (used in) financing activities of continuing operations	$16,118	$(3,071)

Net cash used in operating activities of discontinued operations	$(246)	$(678)

Decrease in cash and cash equivalents	(1,342)	(21,306)
Cash and cash equivalents at beginning of period	2,116	40,566

Cash and cash equivalents at end of period	$774	$19,260

See notes to condensed consolidated financial statements.

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Lawson Products, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of the Company, all normal recurring adjustments have been made, that are necessary to present fairly the results of operations for the interim periods. Operating results for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Certain reclassifications have been made to prior period amounts to conform to current period presentation. Such reclassifications have no effect on net income as previously reported. The effect of restricted share awards and future stock option exercises equivalent to 11 thousand and 34 thousand shares for the three and nine months ended September 30, 2012, respectively and 51 thousand shares for the three months ended September 30, 2011, would have been anti-dilutive and therefore, were excluded from the computation of diluted earnings per share.

The Company has adopted Accounting Standards Update (“ASU”) No. 2011-05 and 2011-12 regarding the presentation of comprehensive income in the financial statements. No other material changes occurred in our significant accounting policies during the nine months ended September 30, 2012 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2011. The Company has determined that except for the sale of our Des Plaines, Illinois facility (See Note 11- Subsequent Event), there were no other subsequent events to recognize or disclose in these financial statements.

Note 2 — Inventories, net

The Company increased its obsolete and excess inventory reserves by $5.4 million for the nine months ended September 30, 2012 primarily as a result of the discontinuation of certain products. Components of inventories were as follows:

	(Amounts in thousands)
	September 30, 2012	December 31, 2011
Finished goods	$61,407	$56,985
Work in progress	2,030	1,935
Raw materials	1,626	1,624

Total	65,063	60,544
Reserve for obsolete and excess inventory	(10,467)	(5,046)

	$54,596	$55,498

Note 3 — Sale of assets and property held for sale

In the second quarter of 2012, in conjunction with the construction of a new distribution center in McCook, Illinois and the relocation of the Company’s headquarters to Chicago, Illinois, the Company sold three properties; its Addison, Illinois distribution center, its Vernon Hills, Illinois distribution center and a Des Plaines, Illinois administrative building. The Company received cash proceeds of $8.8 million for the sale of the three facilities, which were included in the MRO segment, resulting in a gain of $2.1 million. Operations currently conducted at the Addison, Illinois and Vernon Hills, Illinois distribution centers will be transferred to the new McCook, Illinois facility during the fourth quarter of 2012 and the first quarter of 2013. The Company has entered into various arrangements to lease these facilities back from the buyer for transition purposes until the second quarter of 2013.

In addition to these three property sales, the Company allowed the lease of another Des Plaines, Illinois facility to expire during the second quarter of 2012 and it was actively marketing its former Des Plaines, Illinois headquarters and packaging facility. The net book value of the former headquarters’ land and building of $1.9 million has been reclassified to Property held for sale in the Condensed Consolidated Balance Sheets and has not been depreciated after being classified as held for sale. This property was sold subsequent to September 30, 2012 (See Note 11 – Subsequent Event).

Note 4 — Goodwill Impairment

As a result of an acquisition in 2001, the Company had goodwill of $28.3 million, all of which related to its MRO segment. On an interim basis, the Company evaluates goodwill for potential impairment by determining if certain qualitative events have occurred or if circumstances have changed that would more likely than not reduce the fair value of the reporting unit below its carrying value. As a result of this evaluation, the Company identified indicators of impairment during the second quarter of 2012 related to operating losses and reduced market capitalization and, therefore, performed an interim impairment test of goodwill.

The Company estimated the fair value of the MRO reporting unit using a discounted cash flow analysis based on its current internal operating forecast to determine the reporting unit’s fair value. After completing the analysis, the Company concluded that the entire amount of the goodwill was impaired and a non-cash charge of $28.3 million was recorded in the second quarter of 2012.

Goodwill activity for the nine months ended September 30, 2012 was as follows:

Nine Months Ended September 30, 2012
Beginning balance	$28,148
Impairment loss	(28,306)
Translation adjustment	158

Ending balance	$—

Note 5 — Credit Facility

In the third quarter of 2012, the Company entered into a five-year, $40.0 million credit facility (“Credit Facility”). The Credit Facility consists of a $40.0 million revolving credit facility which includes a $10.0 million sub-facility for Letters of Credit. Until the later of June 30, 2014 or when the Company achieves certain financial covenants, credit available under the Credit Facility is based upon:

a)	80% of the face amount of the Company’s eligible accounts receivables, generally less than 60 days past due, and

b)	50% of the lower of cost or market value of the Company’s eligible inventory, generally inventory expected to be sold within 18 months or $20.0 million, whichever is less.

The applicable interest rate margins for borrowings under the Credit Facility are at the Prime rate or the LIBOR rate plus 2.75% for the first year and LIBOR plus 2.50% for the second year of the agreement. Following the second year, the interest rate will be based on the Company’s debt to EBITDA ratio and range from LIBOR plus 1.25 to 1.85 percent or Prime minus 1.00 to 0.40 percent.

The Credit Facility is secured by a first priority perfected security interest in substantially all existing assets of the Company. Dividends are restricted to $0 to $1,100,000 per quarter based on EBITDA achieved in the previous quarter compared to specified target amounts.

In addition to other customary representations, warranties and covenants, the Credit Facility requires the Company to comply with certain financial covenants. A minimum Consolidated EBITDA level, as defined in the Credit Facility, must be achieved on a quarterly basis as detailed in the following table:

Quarter Ended	Minimum EBITDA
September 30, 2012	$(1,000,000)
December 31, 2012	(1,500,000)
March 31, 2013	0
June 30, 2013	2,000,000
September 30, 2013	3,500,000
December 31, 2013	3,000,000
March 31, 2014	3,500,000
June 30, 2014	3,500,000

Upon meeting certain financial covenants, but not prior to June 30, 2014, the availability under the Credit Facility will be based upon the following covenants with a maximum borrowing level of $40.0 million:

a)	Minimum Debt Service Coverage Ratio of 1.20:1.00 measured quarterly beginning June 30, 2014 and building cumulatively to a rolling four quarters.

b)	Minimum Tangible Net Worth of not less than 90% of the value of shareholders’ equity less intangible assets established as of June 30, 2014, tested quarterly.

c)	Minimum cash, accounts receivable and inventory to debt ratio of 2.0 to 1.0.

For the period ended September 30, 2012, EBITDA, as defined in the Credit Facility, was $0.7 million which was in compliance with the minimum EBITDA covenant of $(1.0) million for the quarter.

At September 30, 2012, the Company had an outstanding balance of $19.6 million under the revolving line of credit of its Credit Facility and additional borrowing availability of $16.8 million. The weighted average interest rate was 2.0% through the first nine months of 2012 and the outstanding balance approximates fair value.

Note 6 — Severance Reserve

During the three and nine month periods ended September 30, 2012, the Company recorded $1.4 million and $8.2 million in severance charges, respectively, related to its MRO segment. These charges consisted of $1.3 million related to the retirement of the Company’s former President and Chief Executive Officer and $6.9 million related to the elimination of corporate and distribution positions primarily as a result of a strategic restructuring plan designed to reduce the Company’s cost structure.

The table below shows the changes in the Company’s reserve for severance and related payments as of September 30, 2012 and 2011:

	(Amounts in thousands)
	Nine Months Ended September 30,
	2012	2011
Balance at beginning of period	$1,282	$3,062
Charged to earnings	8,180	1,492
Cash paid	(3,938)	(2,715)

Balance at end of the period	$5,524	$1,839

Accrued severance charges are included in the line items of the Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011 as follows:

	(Dollars in thousands)
	September 30,	December 31,
	2012	2011
Accrued expenses and other liabilities	$3,975	$1,187
Noncurrent other	1,549	95

Total accrued severance	$5,524	$1,282

All severance accrued at September 30, 2012 will be fully paid by September 30, 2014.

Note 7 — Income Tax

Due the substantial cumulative losses that the Company recorded over the past several quarters, the Company determined that it was more likely than not that the Company will not be able to utilize its deferred tax assets to offset future taxable income. Therefore, during the nine months ended September 30, 2012, the Company increased its deferred tax valuation allowance by $33.6 million. Substantially all future taxable income will be subject to this tax valuation allowance until the Company can establish that the recoverability of its deferred tax assets is more certain.

Income tax benefit as a percentage of pre-tax loss for the three months ended September 30, 2012 was 15.4% compared to an effective tax rate of 30.3% for the three months ended September 30, 2011. Income tax as a percentage of pre-tax loss for the nine months ended September 30, 2012 was negative 39.2% compared to a tax rate of 43.5% for the nine months ended September 30, 2011. Exclusive of the effect of the increase in the tax valuation allowances, the effective income tax rate would have been 33.6%.

The Company and its subsidiaries are subject to U.S. Federal income tax as well as income tax of multiple state and foreign jurisdictions. As of September 30, 2012, the Company is subject to U.S. Federal income tax examinations for the years 2009 and 2010, and income tax examinations from various other jurisdictions for the years 2006 through 2010.

Earnings from the Company’s foreign subsidiaries are considered to be indefinitely reinvested. A distribution of these non-U.S. earnings in the form of dividends or otherwise would subject the Company to both U.S. Federal and state income taxes, as adjusted for tax credits and foreign withholding taxes.

Note 8 — Contingent Liability

One of the Company’s subsidiaries, Drummond American LLC (“Drummond”), is under an employment tax examination for the years 2007 and 2008 of the long-standing treatment of its sales representatives as independent contractors. In January 2012 the Company received a Notice of Proposed Adjustment in the amount of $9.5 million, including penalties, from the IRS challenging Drummond’s position that the sales representatives were independent contractors. The Company disagreed with the IRS position and filed an administrative appeal with the IRS Appeals Office.

Although the Company intends to vigorously defend its position for the treatment of its sales representatives as independent contractors, the Company established a liability of $1.2 million during 2011 as its best estimate of the cost to resolve the matter with the IRS. The notice of Proposed Adjustment was determined by applying the full statutory rates and penalties, rather than applying the reduced tax rates provided by section 3509 of the Internal Revenue Code (“IRC”). The Company believes the use of reduced tax rates is mandatory for all IRS worker classification assessments, except when the employer intentionally disregarded its employment tax obligations. Because the Company believes it fully complied with its employment tax obligations, the Company based its estimated loss at the reduced tax rates. The Company applied these reduced tax rates against only one year because any settlement resolution would likely be limited to one year as this is consistent with the IRS’s settlement practices. The Company has assessed its potential exposure for other subsidiaries and time periods and has concluded that an additional liability is not probable. No adjustment has been proposed by the IRS for any other time periods or subsidiaries of the Company.

The case has been assigned to the Chicago Appeals Office. The first meeting with the Appeals Office will likely happen in the fourth quarter of 2012. The Company is unable to establish an estimated time frame in which the case will be resolved through the appeals process. An unfavorable outcome of this matter could have a material adverse effect on the Company’s business, financial condition and results of operations.

Note 9 — Non-Cash Items

During the nine months ended September 30, 2012, the Company recorded an $8.0 million increase in Property, plant and equipment, along with a corresponding increase in liabilities, related to the build-to-suit lease of the McCook, Illinois distribution center. These non-cash increases have been excluded from the Condensed Consolidated Statements of Cash Flows.

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

The following table presents summary financial information for the Company’s reportable segments:

	(Amounts in thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net sales
MRO	$67,863	$71,490	$209,057	$231,370
OEM	4,121	3,876	13,237	10,729

Consolidated total	$71,984	$75,366	$222,294	$242,099

Operating income (expense)
MRO	$(1,710)	$(3,422)	$(20,993)	$1,634
OEM	349	351	1,546	632
Gain on sale of assets	11	—	2,133	—
Goodwill impairment	—	—	(28,306)	—

Consolidated total	$(1,350)	$(3,071)	$(45,620)	$2,266
Other income (expense), net	23	59	(73)	138
Interest expense	(229)	(79)	(453)	(662)

Income (loss) from continuing operations before income taxes	$(1,556)	$(3,091)	$(46,146)	$1,742

The following table presents total assets for the Company’s reportable segments:

	(Amounts in thousands)
	September 30,	December 31,
	2012	2011
Total assets
MRO	$170,923	$194,422
OEM	10,893	10,336

Segment total	181,816	204,758
Corporate	40	17,580
Discontinued operations	401	410

Consolidated total	$182,257	$222,748

Note 11 — Subsequent Event

On October 5, 2012, the Company received cash proceeds of $3.4 million from the sale of its Des Plaines, Illinois packaging and administrative building, resulting in a gain of approximately $1.6 million. This facility was a component of the Company’s MRO segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The MRO business is significantly influenced by the overall strength of the manufacturing sector of the U.S. economy. One measure used to gauge the strength of the industrial products market is the Purchasing Manufacturers Index (‘PMI’) published by the Institute for Supply Management. The PMI has declined to an average of 50.3 in the third quarter of 2012 compared to 52.1 in the third quarter of 2011 indicating a slowdown in the growth rate from a year ago. The MRO industry is highly fragmented. We compete for business with several national distributors as well as a large number of regional and local distributors.

During the third quarter, we made significant progress in our cost control and margin improvement efforts as previously announced in June 2012. As a result, operating results improved on a sequential basis over the second quarter of 2012 primarily as a result of the reduction of approximately 100 positions and improvement of gross margin through freight recoveries, and managing net customer pricing and other product related costs. For the third quarter of 2012, operating loss was $1.35 million, which included $1.41 million of severance expense, compared to a loss of $3.1 million a year ago. Excluding the severance expenses for the quarter, operating income would have been $0.1 million.

Quarter ended September 30, 2012 compared to quarter ended September 30, 2011

The following table presents a summary of our financial performance for the three months ended September 30, 2012 and 2011:

	2012		2011
($ in thousands)	Amount	% of Net Sales	Amount	% of Net Sales
Net sales
MRO	$67,863	94.3%	$71,490	94.9%
OEM	4,121	5.7	3,876	5.1

Consolidated total	$71,984	100.0%	$75,366	100.0%

Gross profit
MRO	$42,495	62.6%	$41,742	58.4%
OEM	865	21.0	804	20.7

Consolidated total	43,360	60.2	42,546	56.5
Operating expenses:
Selling, general and administrative expenses
Selling expenses	20,336	28.3	21,235	28.2
General and administrative expense	22,975	31.9	24,100	32.0

Total SG&A	43,311	60.2	45,335	60.2
Severance expenses	1,410	1.9	282	0.4
Gain on sale of assets	(11)	—	—	—

Total operating expenses	44,710	62.1	45,617	60.6
Operating loss	(1,350)	(1.9)	(3,071)	(4.1)
Other expense, net	(206)	(0.3)	(20)	—

Loss from continuing operations before income tax expense	(1,556)	(2.2)	(3,091)	(4.1)
Income tax benefit	(240)	(0.3)	(937)	(1.2)

Loss from continuing operations	$(1,316)	(1.8)%	$(2,154)	(2.9)%

Net Sales

Net sales for the third quarter of 2012 decreased 4.5% to $72.0 million, from $75.4 million in the third quarter of 2011. Excluding the Canadian exchange rate impact, net sales decreased 4.4% for the quarter.

MRO net sales decreased 5.1% in the third quarter of 2012, to $67.9 million from $71.5 million in the prior year period. MRO average daily sales decreased to $1.077 million in the third quarter of 2012 compared to $1.117 million in the third quarter of 2011. Of the $3.6 million decrease in sales, approximately $1.9 million was due to an increase in the number of vacant sales territories from a year ago, $1.1 million was due to one less selling day in the third quarter of 2012 compared to 2011 and $0.6 million from lower freight revenue. Government sales decreased $0.7 million from the prior year quarter primarily from lower sales to state and local agencies. National accounts increased 5.0% or $0.4 million versus a year ago primarily due to additional sales to existing customers. Our automotive segment grew $0.7 million driven by growth in our larger accounts.

OEM net sales increased 6.3% in the third quarter of 2012, to $4.1 million from $3.9 million in the prior year period, driven by stronger demand from existing customers.

Gross Profit

Gross profit increased 1.9% in the third quarter of 2012, to $43.4 million from $42.5 million in the prior year period.

MRO gross profit as a percent of net MRO sales increased to 62.6% in the third quarter of 2012, compared to 58.4% in the third quarter of 2011 primarily due to an improved focus on managing net customer pricing and other product related costs, as well as managing the liquidation of discontinued products better than anticipated. We expect that our gross margin percentage will be under pressure in the future as we continue to increase the percentage of national accounts in our customer mix and due to on-going competitive pressures. However, we do not anticipate that our decision to discontinue certain inventoried products, as announced in the second quarter, will have a material negative impact on our sales or gross margins as the majority of these products will either have suitable substitute items available or be offered on a drop-ship basis with similar pricing to our customers.

OEM gross profit increased $0.1 million and increased as a percent of OEM sales to 21.0% in the third quarter of 2012 from 20.7% in the third quarter of 2011. The improvement as a percent of sales was primarily driven by cost leverage gained from a higher sales volume from existing customers.

Selling, General and Administrative Expenses

Selling Expenses

Selling expenses consist of commissions paid to our independent sales representatives, employee sales expenses and related expenses to support our sales efforts. Selling expenses decreased $0.9 million to $20.3 million in the third quarter of 2012 from $21.2 million in the prior year quarter, primarily due to lower sales. Selling expenses as a percent of sales increased slightly to 28.3% in the third quarter of 2012 compared to 28.2% in the third quarter of 2011 due to the impact of fixed selling costs on the decreased sales levels.

General and Administrative Expenses

General and administrative expenses consist of expenses to operate our distribution network and overhead expenses to manage the business. General and administrative expenses decreased $1.1 million to $23.0 million in the third quarter of 2012 from $24.1 million in the prior year quarter. An increase in depreciation and facility costs of $1.3 million was more than offset by $1.8 million of lower ERP related expenses in 2012 compared to 2011 and a net decrease of $0.6 million in other general and administrative costs as we continue to focus on controlling costs.

Severance Expenses

We recorded severance expense of $1.4 million in the third quarter of 2012, primarily related to the retirement of our former President and Chief Executive Officer, compared to $0.3 million of severance expense recorded in the prior year quarter.

Other Expense, net

Other expense, net of $0.2 million for the three months ended September 30, 2012 consists primarily of interest charged on the outstanding borrowings under our revolving line of credit.

Income Tax Expense

An income tax benefit of $0.2 million was recorded in the three months ended September 30, 2012 on a pre-tax loss of $1.6 million, resulting in an effective tax rate of 15.4%. For the three months ended September 30, 2011, income tax benefit was $0.9 million on pre-tax loss of $3.1 million, resulting in an effective tax rate of 30.3%.

Income (Loss) from Continuing Operations

We reported a loss from continuing operations of $1.3 million or a loss of $0.15 per diluted share in the third quarter of 2012 compared to a loss from continuing operations of $2.2 million or $0.25 per diluted share in the third quarter of 2011.

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011

The following table presents a summary of our financial performance for the nine months ended September 30, 2012 and 2011:

	2012		2011
($ in thousands)	Amount	% of Net Sales	Amount	% of Net Sales
Net sales
MRO	$209,057	94.0%	$231,370	95.6%
OEM	13,237	6.0	10,729	4.4

Consolidated total	$222,294	100.0%	$242,099	100.0%

Gross profit
MRO	$118,518	56.7%	$138,675	59.9%
OEM	2,992	22.6	2,109	19.7

Consolidated total	121,510	54.7	140,784	58.2

Operating expenses:
Selling, general and administrative expenses
Selling expenses	62,258	28.0	66,342	27.4
General and administrative expense	70,519	31.7	70,684	29.2

Total SG&A	132,777	59.7	137,026	56.6
Severance expenses	8,180	3.7	1,492	0.7
Goodwill impairment	28,306	12.8	—	—
Gain on sale of assets	(2,133)	(1.0)	—	—

Total operating expenses	167,130	75.2	138,518	57.3

Operating income (loss)	(45,620)	(20.5)	2,266	0.9
Other expense, net	(526)	(0.3)	(524)	(0.2)

Income (loss) from continuing operations before income tax expense	(46,146)	(20.8)	1,742	0.7
Income tax expense	18,095	8.1	758	0.3

Income (loss) from continuing operations	$(64,241)	(28.9)%	$984	0.4%

Net Sales

Net sales for the first nine months of 2012 decreased 8.2% to $222.3 million, from $242.1 million in the first nine months of 2011. Excluding the Canadian exchange rate impact, net sales decreased 7.9%.

MRO net sales decreased 9.6% in the first nine months of 2012, to $209.1 million from $231.4 million in the prior year period. MRO average daily sales decreased to $1.095 million in the first nine months of 2012 compared to $1.211 million in the first nine months of 2011. Of the $22.3 million decrease in sales, approximately $20.1 million was due to an increase in the number of vacant sales territories from a year ago and $2.2 million due to lower freight revenue. Government sales decreased $8.8 million in the first nine months of 2012 compared to the first nine months of 2011 primarily as a result of 2011 benefitting from troop deployments. We anticipate that growth in the government segment may be limited given our past support to troop deployments which is not expected to increase in the near future. National accounts increased $1.5 million primarily due to growth of existing relationships while our automotive business grew $1.1 million primarily due to growth in our larger accounts.

OEM net sales increased 23.4% in the first nine months of 2012, to $13.2 million from $10.7 million in the prior year period, driven by stronger demand from existing customers.

Gross Profit

Gross profit decreased 13.7% in the first nine months of 2012, to $121.5 million from $140.8 million in the prior year period.

MRO gross profit as a percent of net MRO sales decreased to 56.7% in the first nine months of 2012, compared to 59.9% achieved in the first nine months of 2011. This decrease was primarily due to an increase of $5.4 million of inventory reserves, a decrease of $1.0 million in outbound freight recoveries and a shift toward higher volume national customers with lower margins. These national accounts represented approximately 12.2% of MRO sales in the first nine months of 2012 compared to approximately 10.5% in the prior year period. We expect that our gross margin percentage will be under pressure in the future as we continue to increase the mix of national accounts in our customer base and continued competitive pressures.

OEM gross profit increased $0.9 million and increased as a percent of OEM sales to 22.6% in the first nine months of 2012 from 19.7% in the first nine months of 2011. The improvement as a percent of sales was primarily driven by leverage gained from a higher sales volume from existing customers.

Selling, General and Administrative Expenses

Selling Expenses

Selling expenses decreased to $62.3 million in the first nine months of 2012 from $66.3 million in the prior year nine months primarily due to lower sales. Selling expenses increased as a percent of sales to 28.0% in 2012 from 27.4% in 2011 primarily due to the impact of fixed selling costs on the decreased sales levels.

General and Administrative Expenses

General and administrative expenses decreased to $70.5 million in the first nine months of 2012 from $70.7 million in the prior year nine months. We realized savings of $4.4 million from less ERP related expenses in 2012 compared to 2011. This savings was offset by an increase in depreciation and facility costs of $2.3 million, an increase of $1.1 million in bad debt expense and an increase of $0.8 million related to other outside services.

Severance Expenses

During the nine months ended September 30, 2012, we recorded an $8.2 million severance charge of which $1.3 million related to the retirement of our former President and Chief Executive Officer and $6.9 million related to the elimination of corporate and distribution positions, primarily as a result of a strategic restructuring plan designed to reduce our cost structure.

Goodwill Impairment

Our policy is to evaluate goodwill for potential impairment if certain qualitative events have occurred or if circumstances have changed that would more likely than not reduce the fair value of the reporting unit below its carrying value. During the second quarter of 2012, we identified indicators of potential goodwill impairment, specifically, the operating losses incurred in our MRO segment and a reduction in our market capitalization below book value. Therefore, we performed an impairment analysis of the goodwill related to our MRO segment. Based on this analysis, we determined that the full amount of the goodwill was impaired and recorded a non-cash charge of $28.3 million.

Gain on Sale of Assets

In the first nine months of 2012, in conjunction with the construction of a new distribution center in McCook, Illinois and the relocation of our headquarters to Chicago, Illinois we sold three properties: our Addison, Illinois distribution center; Vernon Hills, Illinois distribution center; and a Des Plaines, Illinois administrative building. We received cash proceeds of $8.8 million for the sale of the three facilities which resulted in a gain of $2.1 million.

Other Expense, net

Other expense, net of $0.5 million recorded in the nine months ended September 30, 2012 primarily relates to interest charged on the outstanding borrowings of our revolving line of credit. The $0.5 million recorded in the first nine months of 2011 primarily relates to interest assessed on unclaimed property settlements.

Income Tax (Benefit) Expense

Income tax expense of $18.1 million was recorded for the nine months ended September 30, 2012 on a pre-tax loss of $46.1 million, resulting in an effective tax rate of negative 39.2%.

Due the substantial cumulative losses that we recorded over the past several quarters, we determined that it was more likely than not that we will not be able to utilize our deferred tax assets to offset future taxable income. Therefore, during the nine months ended September 30, 2012, we increased our deferred tax valuation allowance by $33.6 million. Exclusive of the effect of the increase in the tax valuation allowance, the effective income tax rate would have been 33.6%.

For the nine months ended September 30, 2011, income tax expense was $0.8 million on pre-tax income of $1.7 million, resulting in an effective tax rate of 43.5%.

Income (Loss) from Continuing Operations

We reported a loss from continuing operations of $64.2 million or a loss of $7.49 per diluted share in the first nine months of 2012 compared to income from continuing operations of $1.0 million or $0.11 per diluted share in the first nine months of 2011. The loss for the nine months ended September 30, 2012 was negatively impacted by the impairment of goodwill, the valuation allowance on the deferred tax assets, severance expense and additional inventory reserves.

Liquidity and Capital Resources

Cash and cash equivalents were $0.8 million on September 30, 2012 compared to $2.1 million on December 31, 2011.

Net cash used in continuing operations was $10.3 million for the first nine months of 2012, primarily arising from our operating losses. Accounts receivable decreased by $5.4 million compared to December 31, 2011 due to lower sales levels and the collection of past due amounts that built up in the second half of 2011 as a result of our ERP implementation. Inventories prior to obsolescence and excess reserves increased by $4.5 million, primarily to support anticipated demand for specific sales initiatives and to expand lines for our national customers. In the first nine months of 2012, payments of $3.9 million were made for severance and $5.7 million for payouts under our accrued security bonus plan for sales representatives.

Capital expenditures were $16.5 million for the first nine months of 2012 compared to $8.9 million for the first nine months of 2011. Capital expenditures in the first nine months of 2012 were primarily for warehouse equipment to support the opening of the new leased McCook, Illinois distribution center, the build out of our new leased headquarters and expenditures related to our web-site redevelopment. Capital expenditures in the first nine months of 2011 included $6.5 million related to the ERP implementation. In the first nine months of 2012, we received cash proceeds of $8.8 million from the sale of three properties.

Net cash provided by financing activities in the first nine months 2012 included borrowings of $19.6 million, primarily to support working capital and capital expenditure investments. We paid shareholder dividends of $3.1 million in the first nine months of 2012 and 2011. In the third quarter, our Board of Directors voted to suspend our quarterly dividend to common stockholders that otherwise would have been paid in the fourth quarter of 2012. Dividends are restricted under the Credit Facility to amounts not to exceed $1.1 million per quarter subject to a formula based on EBITDA achieved in the previous quarter compared to target amounts specified in the Credit Facility.

Credit Facility

In the third quarter of 2012 we entered into a five-year, $40.0 million credit facility (“Credit Facility”). The Credit Facility consists of a $40.0 million revolving credit facility which includes a $10.0 million sub-facility for Letters of Credit. Until the later of June 30, 2014 or the Company achieves certain financial covenants, credit available under the Credit Facility is based upon:

a)	80% of the face amount of the Company’s eligible accounts receivables, primarily those less than 60 days past due, and

b)	50% of the lower cost or market value of the Company’s eligible inventory, generally inventory expected to be sold within 18 months or $20.0 million, whichever is less.

Interest on borrowings under the Credit Facility are, at the Company’s option, Prime or LIBOR plus 2.75% for the first year and LIBOR plus 2.50% for the second year of the agreement. Following the second year, the interest rate will be based on the Company’s debt to EBITDA ratio and range from LIBOR plus 1.25 to 1.85 percent or Prime minus 1.00 to 0.40 percent.

The Credit Facility is secured by a first priority perfected security interest in substantially all existing assets of the Company.

In addition to other customary representations, warranties and covenants, the Credit Facility requires us to comply with certain financial covenants. A minimum Consolidated EBITDA level, as defined in the Credit Facility, must be achieved on a quarterly basis as detailed in the following table:

Quarter Ended	Minimum EBITDA
September 30, 2012	$(1,000,000)
December 31, 2012	(1,500,000)
March 31, 2013	0
June 30, 2013	2,000,000
September 30, 2013	3,500,000
December 31, 2013	3,000,000
March 31, 2014	3,500,000
June 30, 2014	3,500,000

Upon meeting certain financial covenants, but not prior to June 30, 2014, the availability under the Credit Facility will be based upon the following covenants with a maximum borrowing level of $40.0 million:

a)	Minimum Debt Service Coverage Ratio of 1.20:1.00 measured quarterly beginning June 30, 2014 and building cumulatively to a rolling four quarters.

b)	Minimum Tangible Net Worth of not less than 90% of the value of shareholders’ equity less intangible assets established as of June 30, 2014, tested quarterly.

c)	Minimum cash, accounts receivable and inventory to debt ratio of 2.0 to 1.0.

Failure to meet these covenant requirements could lead to higher financing costs, increased restrictions or reduce or eliminate our ability to borrow funds. At September 30, 2012, EBITDA, as defined in the Credit Facility, was $0.7 million which was in compliance with the minimum EBITDA covenant of $(1.0) million for the quarter.

At September 30, 2012, we had an outstanding balance of $19.6 million under the revolving line of credit of our Credit Facility and additional borrowing availability of $16.8 million. We believe cash provided by operations and the funds available under our Credit Facility are sufficient to fund our operating requirements, strategic initiatives and capital improvements throughout 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk at September 30, 2012 from that reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEMS 1, 2, 3, 4 and 5 of Part II are inapplicable and have been omitted from this report.

ITEM 1A. RISK FACTORS

There have been no material changes in the Company’s risk factors at September 30, 2012 from that reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 with the exception of the following risk factor which has been added to reflect the current risk.

Failure to adequately fund our operating and working capital needs through cash generated from operations and cash available through our credit facility could negatively impact our ability to invest in the business and maintain our capital structure.

Our business requires investment in working capital and fixed assets. In August 2012 we entered into a new five year $40.0 million credit facility based upon eligible accounts receivable and inventory which replaced the previous $55.0 million credit facility. At September 30, 2012 we had $19.6 million of borrowings on our revolving line of credit and additional borrowing availability of $16.8 million. Failure to generate sufficient cash flow from operations as well as manage our working capital under the reduced commitment from our lender could lead to insufficient investment in our business and or default under our credit facility. Adequate funds may not be available when needed or may not be available on terms favorable to us, especially given the current condition of the financial credit markets

In addition, our credit facility contains financial and other restrictive covenants. These covenants could adversely affect us by limiting our financial and operating flexibility as well as our ability to plan for and react to market conditions and to meet our capital needs. Our failure to comply with these covenants could result in events of default which, if not cured or waived, could result in us being required to repay indebtedness before its due date, and we may not have the financial resources or be able to arrange alternative financing to do so.

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

LAWSON PRODUCTS, INC.
(Registrant)

Dated October 25, 2012	/s/ Michael G. DeCata
Michael G. DeCata
President and Chief Executive Officer
(principal executive officer)

Dated October 25, 2012	/s/ Ronald J. Knutson
Ronald J. Knutson
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)