Form 10-Q
period 2013-03-31
LAWSON PRODUCTS INC/NEW/DE/
filed 2013-04-25
CIK 703604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 OR 15(d) of the Securities Exchange Act of 1934
For quarterly period ended March 31, 2013
or

☐	Transition Report under Section 13 OR 15(d) of the Securities Exchange Act of 1934
For the transition period from              to

Commission file Number: 0-10546

LAWSON PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-2229304
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8770 W. Bryn Mawr Avenue, Suite 900, Chicago, Illinois	60631
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, $1 par value, as of April 15, 2013 was 8,606,456.

“Safe Harbor” Statement under the Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms “may,” “should,” “could,” “anticipate,” “believe,” “continues,” “estimate,” “expect,” “intend,” “objective,” “plan,” “potential,” “project” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions or beliefs and are subject to a number of factors, assumptions and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include:

•	failure to retain a talented workforce including productive sales representatives;

•	the inability of management to successfully implement strategic initiatives;

•	failure to manage change within the organization;

•	the ability to generate sufficient cash to fund our operating requirements;

•	the ability to meet the covenant requirements of our line of credit;

•	disruptions of the Company’s information and communication systems;

•	the effect of general economic and market conditions;

•	inventory obsolescence;

•	work stoppages and other disruptions at transportation centers or shipping ports;

•	changing customer demand and product mixes;

•	increases in energy and commodity prices;

•	violations of environmental protection regulations;

•	a negative outcome related to tax matters; and

•	all other factors discussed in the Company’s “Risk Factors” set forth in its Annual Report on Form 10-K for the year ended December 31, 2012.

The Company undertakes no obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
Lawson Products, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,335	$1,640
Accounts receivable, less allowance for doubtful accounts	36,063	31,387
Inventories, net	54,526	51,484
Miscellaneous receivables and prepaid expenses	6,350	5,451
Deferred income taxes	17	17
Discontinued operations	342	350
Total current assets	98,633	90,329
Property, plant and equipment, net	66,425	67,155
Cash value of life insurance	12,701	14,943
Deferred income taxes	55	55
Other assets	458	449
Total assets	$178,272	$172,931

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$19,842	$16,127
Accounts payable	16,364	11,833
Accrued expenses and other liabilities	33,898	31,762
Discontinued operations	106	106
Total current liabilities	70,210	59,828
Security bonus plan	17,224	18,837
Deferred compensation	5,779	5,868
Financing lease obligation	10,789	10,786
Deferred rent liability	4,780	4,621
Other liabilities	1,882	2,258
	40,454	42,370
Stockholders’ equity:
Preferred stock, $1 par value:
Authorized - 500,000 shares, Issued and outstanding — None	—	—
Common stock, $1 par value:
Authorized - 35,000,000 shares; Issued - 8,615,659 and 8,614,837 shares, respectively; Outstanding - 8,606,456 and 8,605,901 shares, respectively	8,616	8,615
Capital in excess of par value	7,222	6,951
Retained earnings	49,541	52,764
Treasury stock – 9,203 and 8,936 shares, respectively	(157)	(155)
Accumulated other comprehensive income	2,386	2,558
Stockholders’ equity	67,608	70,733
Total liabilities and stockholders’ equity	$178,272	$172,931
See notes to condensed consolidated financial statements.

Lawson Products, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net sales	$71,995	$75,962
Cost of goods sold	31,001	34,628
Gross profit	40,994	41,334

Operating expenses:
Selling, general and administrative expenses	43,857	43,982
Severance expenses	—	185
	43,857	44,167

Operating loss	(2,863)	(2,833)

Interest expense	(213)	(82)
Other expenses, net	(61)	(7)

Loss from continuing operations before income taxes	(3,137)	(2,922)
Income tax expense (benefit)	57	(1,137)

Loss from continuing operations	(3,194)	(1,785)
Discontinued operations, net of income taxes	(29)	(13)
Net loss	$(3,223)	$(1,798)

Basic and diluted loss per share of common stock:
Continuing operations	$(0.37)	$(0.21)
Discontinued operations	—	—
Net loss per share	$(0.37)	$(0.21)

Basic weighted average shares outstanding	8,606	8,574
Dilutive effect of stock based compensation	—	—
Diluted weighted average shares outstanding	8,606	8,574

Cash dividends declared per share of common stock	$—	$0.12

Comprehensive Loss
Net Loss
Other comprehensive income (loss), net of tax	$(3,223)	$(1,798)
Adjustment for foreign currency translation	(172)	427
Net Comprehensive loss	$(3,395)	$(1,371)

See notes to condensed consolidated financial statements.

Lawson Products, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating activities:
Net loss	$(3,223)	$(1,798)
Loss from discontinued operations	29	13
Loss from continuing operations	(3,194)	(1,785)

Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	2,101	1,735
Stock based compensation	1,596	198
Changes in operating assets and liabilities:
Accounts receivable	(4,779)	3,286
Inventories	(3,157)	(3,184)
Prepaid expenses and other assets	1,261	(84)
Accounts payable and other liabilities	3,532	(9,163)
Other	28	146
Net cash used in operating activities of continuing operations	$(2,612)	$(8,851)

Investing activities:
Additions to property, plant and equipment	$(1,401)	$(4,440)
Net proceeds related to sale of businesses	—	250
Net cash used in investing activities of continuing operations	$(1,401)	$(4,190)

Financing activities:
Net proceeds from line of credit	$3,715	$13,350
Dividends paid	—	(1,027)
Net cash provided by financing activities of continuing operations	$3,715	$12,323

Net cash used in operating activities of discontinued operations	$(7)	$(185)

Decrease in cash and cash equivalents	(305)	(903)

Cash and cash equivalents at beginning of period	1,640	2,116

Cash and cash equivalents at end of period	$1,335	$1,213

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Lawson Products, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of the Company, all normal recurring adjustments have been made, that are necessary to present fairly the results of operations for the interim periods. Operating results for the three month periods ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

Certain reclassifications have been made to prior period amounts to conform to current period presentation. Such reclassifications have no effect on net income as previously reported. The effect of restricted share awards and future stock option exercises equivalent to 42 thousand and 39 thousand shares for the three months ended March 31, 2013 and 2012, respectively, would have been anti-dilutive and therefore, were excluded from the computation of diluted earnings per share.

There have been no material changes in our significant accounting policies during the three months ended March 31, 2013 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2012. The Company has determined that there were no subsequent events to recognize or disclose in these financial statements.

Note 2 — Inventories, net

Components of inventories were as follows:

	(Dollars in thousands)
	March 31, 2013	December 31, 2012
Finished goods	$58,248	$56,108
Work in progress	2,105	2,292
Raw materials	1,611	1,630
Total	61,964	60,030
Reserve for obsolete and excess inventory	(7,438)	(8,546)
	$54,526	$51,484

Note 3 — Credit Facility

In 2012, the Company entered into a $40.0 million credit facility (“Credit Facility”) which expires in August 2017. The Credit Facility consists of a $40.0 million revolving credit facility which includes a $10.0 million sub-facility for Letters of Credit. Until the later of June 30, 2014 or when the Company achieves certain financial covenants, credit available under the Credit Facility is based upon:

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

The Credit Facility is secured by a first priority perfected security interest in substantially all existing assets of the Company. Dividends are restricted under the Credit Facility to amounts not to exceed $1.1 million per quarter subject to a formula based on EBITDA achieved in the previous quarter compared to amounts specified in the Credit Facility.

In addition to other customary representations, warranties and covenants, the Credit Facility requires the Company to comply with certain financial covenants. A minimum Consolidated EBITDA level, as defined in the Credit Facility, must be achieved on a quarterly basis as detailed in the following table:

Quarter Ended	Minimum EBITDA (as Defined in the Credit Facility)
March 31, 2013	$0
June 30, 2013	2,000,000
September 30, 2013	3,500,000
December 31, 2013	3,000,000
March 31, 2014	3,500,000
June 30, 2014	3,500,000

For the period ended March 31, 2013, EBITDA, as defined in the Credit Facility, was $0.7 million which was in compliance with the minimum EBITDA covenant of breakeven for the quarter.

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

At March 31, 2013, the Company had an outstanding balance of $19.8 million under the revolving line of credit of its Credit Facility and additional borrowing availability of $15.8 million. The weighted average interest rate was 3.0% through the three months ended March 31, 2013 and the outstanding balance approximates fair value.

Note 4 — Severance Reserve

The table below shows the changes in the Company’s reserve for severance and related payments as of March 31, 2013 and 2012.

	(Dollars in thousands)
	Three Months Ended March 31,
	2013	2012
Balance at beginning of period	$4,417	$1,282
Charged to earnings	—	185
Payments	(986)	(584)
Balance at end of period	$3,431	$883

Accrued severance charges are included in the line items of the Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012 as follows:

	(Dollars in thousands)
	March 31,	December 31,
	2013	2012
Accrued expenses and other liabilities	$2,831	$3,467
Other liabilities	600	950
Total accrued severance	$3,431	$4,417

Note 5 — Stock Based Compensation

The Company has recorded expenses related to stock based compensation of approximately $1.6 million and $0.2 million during the three months ended March 31, 2013 and 2012, respectively. A summary of stock based awards issued during the three months ended March 31, 2013 follows:

Stock Performance Rights ("SPRs")
During the three months ended March 31, 2013, the Company issued 145,872 SPRs to key employees with an average exercise price of $12.18 per share. The SPRs issued in 2013, cliff vest on December 31, 2015 and have a termination date of December 31, 2020.

Market Stock Units ("MSUs")
MSU's are exchangeable for the Company's common shares at the end of the vesting period. During the three months ended March 31, 2013, the Company issued 62,779 MSUs to key employees with a vesting date of December 31, 2015. The number of shares of common stock that will be issued upon vesting, between zero to 94,169, will be determined based upon the trailing thirty day average closing price of the Company's common stock on December 31, 2015.

Note 6 — Income Tax

Primarily due to the cumulative losses that the Company recorded over the past three years, in 2012, the Company determined that it was more likely than not that it will not be able to utilize its deferred tax assets to offset future taxable income. Therefore, substantially all deferred tax assets are subject to a tax valuation allowance until the Company can establish that the recoverability of its deferred tax assets is more likely than not to be realized. Due to the full tax valuation allowance, no federal income tax benefit was recorded for the three months ended March 31, 2013.

The Company and its subsidiaries are subject to U.S. Federal income tax as well as income tax of multiple state and foreign jurisdictions. As of March 31, 2013, the Company is subject to U.S. Federal income tax examinations for the years 2009 through 2011 and income tax examinations from various other jurisdictions for the years 2006 through 2011. The Company is currently under examination by the Canada Revenue Authority for the years 2006 through 2010 and the Company is complying with the information requests and procedural requirements of the examination.

Earnings from the Company’s foreign subsidiaries are considered to be indefinitely reinvested. A distribution of these non-U.S. earnings in the form of dividends or otherwise would subject the Company to both U.S. Federal and state income taxes, as adjusted for foreign tax credits.

Note 7 — Contingent Liabilities

A)
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

B)
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

C)
In 2012, the Company contracted with a third party for the installation of material handling equipment in the Company's new McCook, Illinois distribution center. The third party, in turn, hired subcontractors to complete the project. As of December 31, 2012, certain of the subcontractors had not yet been paid in full which could have resulted in the the subcontractors to file mechanic's liens against the property. While such liens would be the responsibility of the third party, the Company could, under certain circumstances, be required to satisfy any unpaid obligations. During the first quarter of 2013, the third party made significant progress in making payments to the subcontractors. As a result, the Company estimates its possible net exposure has been reduced to zero since year end and it believes the chance that it would be required to satisfy any unpaid obligations is remote. Accordingly, no amount has been accrued in the accompanying financial statements.

Note 8 — Non-Cash Items

During the three months ended March 31, 2012, the Company recorded a $4.0 million increase in Property, plant and equipment, along with a corresponding increase in liabilities, related to the Financing lease obligation of the McCook, Illinois distribution center. These non-cash increases have been excluded from the Condensed Consolidated Statements of Cash Flows.

Note 9 — Segment Reporting

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

The following table presents summary financial information for the Company’s reportable segments:

	(Dollars in thousands)
	Three Months Ended March 31,
	2013	2012
Net sales
MRO	$67,213	$71,364
OEM	4,782	4,598
Consolidated total	$71,995	$75,962

Operating income (loss)
MRO	$(3,488)	$(3,239)
OEM	625	591
Severance expenses	—	(185)
Consolidated total	$(2,863)	$(2,833)

Interest expense	(213)	(82)
Other expenses, net	(61)	(7)

Loss from continuing operations before income taxes	$(3,137)	$(2,922)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The MRO business is significantly influenced by the overall strength of the manufacturing sector of the U.S. economy. One measure used to gauge the strength of the industrial products market is the Purchasing Manufacturers Index ("PMI") published by the Institute for Supply Management. The average monthly PMI of 52.9 in the first quarter of 2013 was relatively flat compared to 53.0 in the first quarter of 2012 indicating a slight slowdown in the growth rate from a year ago. The MRO industry is highly fragmented. We compete for business with several national distributors as well as a large number of regional and local distributors.

For the first quarter of 2013, our operating loss was $2.9 million, which included $1.6 million of stock based compensation expense and $1.2 million related to a national sales meeting, compared to a loss of $2.8 million a year ago which included $0.2 million of stock based compensation expense.

Quarter ended March 31, 2013 compared to quarter ended March 31, 2012

The following table presents a summary of our financial performance for the three months ended March 31, 2013 and 2012:

	2013		2012
($ in thousands)	Amount	% of Net Sales	Amount	% of Net Sales
Net sales
MRO	$67,213	93.4%	$71,364	93.9%
OEM	4,782	6.6%	4,598	6.1%
Consolidated total	$71,995	100.0%	$75,962	100.0%

Gross profit
MRO	$39,814	59.2%	$40,297	56.5%
OEM	1,180	24.7%	1,037	22.6%
Consolidated total	40,994	56.9%	41,334	54.4%

Operating expenses:
Selling, general and administrative expenses
Selling expenses	21,613	30.0%	20,134	26.5%
General and administrative expense	22,244	30.9%	23,848	31.4%
Total SG&A	43,857	60.9%	43,982	57.9%
Severance expenses	—	—%	185	0.2%
Total operating expenses	43,857	60.9%	44,167	58.1%

Operating loss	(2,863)	(4.0)%	(2,833)	(3.7)%

Other expenses, net	(274)	(0.4)%	(89)	(0.1)%

Loss from continuing operations before income taxes	(3,137)	(4.4)%	(2,922)	(3.8)%

Income tax expense (benefit)	57	—%	(1,137)	(1.5)%

Loss from continuing operations	$(3,194)	(4.4)%	$(1,785)	(2.3)%

Net Sales

Net sales for the first quarter of 2013 decreased 5.2% to $72.0 million from $76.0 million in the first quarter of 2012. Excluding the Canadian exchange rate impact, net sales decreased 5.1% for the quarter. The first quarter of 2013 had one less selling day than the first quarter of 2012.

MRO net sales decreased 5.8% in the first quarter of 2013 to $67.2 million from $71.4 million in the prior year period. The $4.2 million decrease in sales was primarily due to a decrease in sales coverage in certain areas due to an 11% decrease in average number of sales representatives in the first quarter of 2013 compared to the first quarter of 2012, lower government sales of $1.5 million from the prior year quarter and one less selling day. MRO average daily sales decreased 4.3% to $1.067 million in the first quarter of 2013 compared to $1.115 million in the first quarter of 2012.

OEM net sales increased 4.0% in the first quarter of 2013, to $4.8 million from $4.6 million in the prior year period, primarily driven by stronger demand from existing customers.

Gross Profit

Gross profit decreased 0.8% in the first quarter of 2013, to $41.0 million from $41.3 million in the prior year period; however, gross profit increased as a percent of net sales to 56.9% from 54.4% a year ago. MRO gross profit as a percent of net MRO sales increased to 59.2% in the first quarter of 2013, compared to 56.5% in first quarter of 2012, primarily due to the liquidation of discontinued products at better than anticipated values and improved freight recoveries compared to the prior year quarter. We anticipate that our gross margin percentage will continue to be under pressure in the future as we continue to increase the percentage of national accounts in our customer mix and on-going competitive pressures.

OEM gross profit increased $0.1 million and increased as a percent of net OEM sales to 24.7% in the first quarter of 2013 from 22.6% in the first quarter of 2012. The improvement as a percent of net sales was primarily driven by cost leverage gained from a higher sales volume to existing customers.

Selling, General and Administrative Expenses

Selling Expenses

Selling expenses consist of commissions paid to our sales representatives and related expenses to support our sales efforts. Selling expenses increased $1.5 million to $21.6 million in the first quarter of 2013 from $20.1 million in the prior year quarter. Selling expenses as a percent of net sales increased to 30.0% in the first quarter of 2013 compared to 26.5% in the first quarter of 2012 primarily due to $1.2 million of expenses for our four day national sales meeting and additional payroll-related tax expense of $1.0 million as a result of the transition of our previous U.S. independent agents to employees on January 1, 2013. Excluding the cost of the sales meeting and the increased payroll-related taxes, selling expenses as a percent of net sales were 26.9% in the first quarter of 2013. The remainder of the increase in selling expenses as a percent of net sales is attributable to the impact of fixed selling costs on decreased sales levels.

General and Administrative Expenses

General and administrative expenses consist of expenses to operate our distribution network and overhead expenses to manage the business. General and administrative expenses decreased $1.6 million to $22.2 million in the first quarter of 2013 from $23.8 million in the prior year quarter. The decrease was primarily driven by reductions in compensation, consulting services and other cost reductions as a result of the cost control initiatives implemented in the second half of 2012. These savings were partially offset by an increase in stock based compensation, depreciation and rent expense.

Severance Expenses

We incurred no severance expense in the first quarter of 2013, compared to $0.2 million of severance expense recorded in the prior year quarter.

Other Expenses, Net

Other expense, net of $0.3 million and $0.1 million for the three months ended March 31, 2013 and 2012, respectively, consists primarily of interest charged on the outstanding borrowings under our Credit Facility.

Income Tax Benefit

Primarily due to historical cumulative losses, substantially all of our deferred tax assets are subject to a tax valuation allowance. Therefore, no federal income tax benefit was recorded for the three months ended March 31, 2013. The $0.1 million tax expense for the first quarter primarily consists of state tax expense. For the three months ended March 31, 2012, the income tax benefit was $1.1 million on pre-tax loss of $2.9 million, resulting in an effective tax rate of 38.9%.

Loss from Continuing Operations

We reported a loss from continuing operations of $3.2 million or a loss of $0.37 per diluted share in the first quarter of 2013 compared to a loss from continuing operations of $1.8 million or $0.21 per diluted share in the first quarter of 2012.

Liquidity and Capital Resources

Cash and cash equivalents were $1.3 million on March 31, 2013 compared to $1.6 million on December 31, 2012. Net cash used in continuing operations of $2.6 million for the three months ended March 31, 2013 was primarily used to fund increases in working capital. Accounts receivable increased $4.8 million reflecting increased sales during the first quarter compared to sales in the fourth quarter of 2012. Additionally, inventories increased $3.2 million during the quarter reflecting increased sales and a temporary inventory investment for the transition of operations from our Addison distribution center to our McCook facility in the second quarter of 2013. The $8.9 million of net cash used in operations in the first quarter of 2012 was primarily used to fund working capital.

Capital expenditures were $1.4 million for the first quarter of 2013 compared to $4.4 million for the first quarter of 2012. Capital expenditures in the first quarter of 2013 were primarily for warehouse equipment to support the opening of the McCook, Illinois distribution center and improvements to our sales order entry system and redesigned web-site. Capital expenditures in the first quarter of 2012 were primarily for warehouse equipment to support the McCook facility, the build-out of the new leased headquarters and expenditures related to our web-site redevelopment.

Net cash provided by financing activities included borrowings of $3.7 million and $13.4 million in the first quarter of 2013 and 2012, respectively, primarily to support working capital and capital expenditure investments. No dividends were paid to shareholders in the first quarter of 2013 compared to $1.0 million of dividends paid in the first quarter of 2012. Dividends are restricted under the Credit Facility to amounts not to exceed $1.1 million per quarter subject to a formula based on EBITDA achieved in the previous quarter compared to target amounts specified in the Credit Facility.

Credit Facility

In addition to other customary representations, warranties and covenants, the Credit Facility requires us to comply with certain financial covenants. A minimum Consolidated EBITDA level, as defined in the Credit Facility, must be achieved on a quarterly basis as detailed in the following table:

Quarter Ended	Minimum EBITDA (as Defined in the Credit Facility)
March 31, 2013	$0
June 30, 2013	2,000,000
September 30, 2013	3,500,000
December 31, 2013	3,000,000
March 31, 2014	3,500,000
June 30, 2014	3,500,000

At March 31, 2013, EBITDA, as defined in the Credit Facility, was $0.7 million which was in compliance with the minimum EBITDA covenant of breakeven for the quarter. Failure to meet these covenant requirements could lead to higher financing costs, increased restrictions or reduce or eliminate our ability to borrow funds. If we require more liquidity than is currently available to us under our Credit Facility, we may need to raise additional funds through debt or equity offerings which may not be available when needed or may not be available on terms favorable to us. Should funding be insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

At March 31, 2013, we had an outstanding balance of $19.8 million under the revolving line of credit of our Credit Facility and additional borrowing availability of $15.8 million. We believe cash provided by operations and the funds available under our Credit Facility are sufficient to fund our operating requirements, strategic initiatives and capital improvements throughout 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk at March 31, 2013 from that reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

LAWSON PRODUCTS, INC.
(Registrant)

Dated:	April 25, 2013	/s/ Michael G. DeCata
Michael G. DeCata
President and Chief Executive Officer
(principal executive officer)

Dated:	April 25, 2013	/s/ Ronald J. Knutson
Ronald J. Knutson
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)