Form 10-Q
period 2013-06-30
LAWSON PRODUCTS INC/NEW/DE/
filed 2013-07-25
CIK 703604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 OR 15(d) of the Securities Exchange Act of 1934
For quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, $1 par value, as of July 15, 2013 was 8,650,919.

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
Lawson Products, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	June 30, 2013	December 31, 2012
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$280	$1,640
Restricted cash	401	—
Accounts receivable, less allowance for doubtful accounts	33,574	29,451
Inventories, net	47,021	44,681
Miscellaneous receivables and prepaid expenses	5,491	5,308
Deferred income taxes	17	17
Discontinued operations	10,236	9,232
Total current assets	97,020	90,329
Property, plant and equipment, net	64,245	66,981
Cash value of life insurance	8,631	14,943
Deferred income taxes	55	55
Other assets	446	449
Discontinued operations	347	174
Total assets	$170,744	$172,931

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$23,266	$16,127
Accounts payable	13,206	11,421
Accrued expenses and other liabilities	25,613	31,330
Discontinued operations	1,225	950
Total current liabilities	63,310	59,828
Security bonus plan	16,867	18,837
Deferred compensation	5,632	5,741
Financing lease obligation	10,608	10,786
Deferred rent liability	4,758	4,621
Other liabilities	1,542	2,258
Discontinued operations	88	127
Total liabilities	102,805	102,198
Stockholders’ equity:
Preferred stock, $1 par value:
Authorized - 500,000 shares, Issued and outstanding — None	—	—
Common stock, $1 par value:
Authorized - 35,000,000 shares; Issued - 8,660,279 and 8,614,837 shares, respectively; Outstanding - 8,650,919 and 8,605,901 shares, respectively	8,660	8,615
Capital in excess of par value	7,417	6,951
Retained earnings	49,938	52,764
Treasury stock – 9,360 and 8,936 shares, respectively	(159)	(155)
Accumulated other comprehensive income	2,083	2,558
Total stockholders’ equity	67,939	70,733
Total liabilities and stockholders’ equity	$170,744	$172,931

See notes to condensed consolidated financial statements.

Lawson Products, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	$68,317	$69,830	$135,530	$141,194
Cost of goods sold	27,683	34,104	55,082	65,171
Gross profit	40,634	35,726	80,448	76,023

Operating expenses:
Selling, general and administrative expenses	40,833	45,041	84,177	88,619
Severance expense	2	6,585	2	6,770
Gain on sale of assets	—	(2,122)	—	(2,122)
Goodwill impairment	—	28,306	—	28,306
	40,835	77,810	84,179	121,573

Operating loss	(201)	(42,084)	(3,731)	(45,550)

Interest expense	(221)	(142)	(434)	(224)
Other expenses, net	(70)	(89)	(131)	(96)

Loss from continuing operations before income taxes	(492)	(42,315)	(4,296)	(45,870)
Income tax (benefit) expense	(501)	19,223	(701)	17,842

Income (loss) from continuing operations	9	(61,538)	(3,595)	(63,712)
Discontinued operations, net of income taxes	388	381	769	757
Net income (loss)	$397	$(61,157)	$(2,826)	$(62,955)

Basic and diluted income (loss) per share of common stock:
Continuing operations	$—	$(7.17)	$(0.42)	$(7.42)
Discontinued operations	0.05	0.05	0.09	0.08
Net income (loss) per share	$0.05	$(7.12)	$(0.33)	$(7.34)

Basic and diluted weighted average shares outstanding	8,629	8,587	8,618	8,581

Cash dividends declared per share of common stock	$—	$0.12	$—	$0.24

Comprehensive income (loss)
Net income (loss)	$397	$(61,157)	$(2,826)	$(62,955)
Other comprehensive income (loss), net of tax
Adjustment for foreign currency translation	(303)	(238)	(475)	189
Net comprehensive income (loss)	$94	$(61,395)	$(3,301)	$(62,766)

See notes to condensed consolidated financial statements.

Lawson Products, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Operating activities:
Net loss	$(2,826)	$(62,955)
Less income from discontinued operations	(769)	(757)
Loss from continuing operations	(3,595)	(63,712)

Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	4,305	3,281
Stock based compensation	1,672	(817)
Restricted cash	(401)	—
Deferred income taxes	—	17,537
Goodwill impairment	—	28,306
Gain on sale of assets	—	(2,122)
Changes in operating assets and liabilities:
Accounts receivable	(4,423)	5,855
Inventories	(2,608)	1,017
Prepaid expenses and other assets	5,975	3,859
Accounts payable and other liabilities	(7,689)	(2,260)
Other	96	1,277
Net cash used in operating activities of continuing operations	(6,668)	(7,779)

Investing activities:
Additions to property, plant and equipment	(1,657)	(15,545)
Proceeds from sale of assets	—	8,791
Net proceeds related to sale of businesses	—	500
Net cash used in investing activities of continuing operations	(1,657)	(6,254)

Financing activities:
Net proceeds from revolving line of credit	7,139	14,800
Dividends paid	—	(2,054)
Net cash provided by financing activities of continuing operations	7,139	12,746

Discontinued operations:
Operating cash flows	130	436
Investing cash flows	(304)	(28)
Net cash provided by discontinued operations	(174)	408

Decrease in cash and cash equivalents	(1,360)	(879)

Cash and cash equivalents at beginning of period	1,640	2,116

Cash and cash equivalents at end of period	$280	$1,237
See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Lawson Products, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of the Company, all normal recurring adjustments have been made that are necessary to present fairly the results of operations for the interim periods. Operating results for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

Following the discontinuance of the Company's Original Equipment Manucfaturers ("OEM") segment (See Note 2 - Discontinued Operations), the Company operates in one remaining reportable segment; the Maintenance, Repair and Operations ("MRO") segment as a distributor of products and services to the industrial, commercial, institutional, and governmental maintenance, repair and operations marketplace. The condensed consolidated financial statements have been reclassified for all prior periods presented to reflect current discontinued operations treatment. Such reclassifications have no effect on net income as previously reported.

The effect of restricted share awards and future stock option exercises equivalent to approximately 72,000 and 27,000 shares for the three months ended June 30, 2013 and 2012, respectively, and approximately 57,000 and 34,000 shares for the six months ended June 30, 2013 and 2012, respectively, would have been anti-dilutive and therefore, were excluded from the computation of diluted earnings per share.

There have been no material changes in the Company's significant accounting policies during the six months ended June 30, 2013 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2012. The Company has determined that there were no subsequent events to recognize or disclose in these financial statements.

Note 2 — Discontinued Operations

On June 14, 2013, the Company entered into a non-binding letter of intent ("Letter of Intent") to sell substantially all of the assets of Automatic Screw Machine Products Company, Inc. (“ASMP”), a wholly owned subsidiary, to Nelson Stud Welding, Inc. (“Buyer”), an indirect subsidiary of Doncasters Group Limited, for a cash purchase price of $12.5 million, subject to adjustments based on the closing date net working capital, plus the assumption of certain liabilities. In addition, the transaction contemplates that the Buyer will lease the real property located in Decatur, Alabama currently used by ASMP. The transaction is subject to the completion of due diligence, the approval of the transaction by the respective boards of directors of Lawson and Buyer, final negotiation and execution of a mutually satisfactory definitive purchase agreement and related agreements, receipt of the consent of the Company's lender and certain governmental consents, and certain other customary conditions to closing. The Company expects to finalize the transaction in the third quarter of 2013. As a result of the Company's intention to sell ASMP, the Company has reclassified ASMP's operating results as discontinued operations for all periods presented.

The following table details the components of income from discontinued operations:

	(Dollars in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales of ASMP	$4,767	$4,518	$9,549	$9,116

Pre-tax income (loss) from discontinued operations
ASMP	$723	$647	$1,390	$1,280
Other discontinued operations	(4)	(17)	(33)	(30)
Total pre-tax income	719	630	1,357	1,250
Income tax expense	(331)	(249)	(588)	(493)

Income from discontinued operations	$388	$381	$769	$757

Basic and diluted income per share
ASMP	$0.05	$0.05	$0.09	$0.08
Other discontinued operations	—	—	—	—
Total	$0.05	$0.05	$0.09	$0.08

Note 3 — Restricted Cash

The Company has agreed to maintain $0.4 million in a money market account as collateral for an outside party that is providing certain commercial card processing services for the Company. The Company is restricted from withdrawing this balance without the prior consent of the outside party during the term of the agreement.

Note 4 — Inventories, net

Inventories, consisting primarily of purchased goods which are offered for resale, were as follows:

	(Dollars in thousands)
	June 30, 2013	December 31, 2012
Inventories, gross	52,419	52,337
Reserve for obsolete and excess inventory	(5,398)	(7,656)
Inventories, net	$47,021	$44,681

Note 5 — Credit Facility

In 2012, the Company entered into a $40.0 million credit facility (“Credit Facility”) which expires in August 2017. The Credit Facility consists of a $40.0 million revolving credit facility, which includes a $10.0 million sub-facility for Letters of Credit. Until the later of June 30, 2014 or when the Company achieves certain financial covenants, credit available under the Credit Facility is based upon:

a)	80% of the face amount of the Company’s eligible accounts receivable, generally less than 60 days past due, and

b)	the lesser of 50% of the lower of cost or market value of the Company’s eligible inventory, which is generally inventory expected to be sold within 18 months, or $20.0 million.

The applicable interest rates on borrowings under the Credit Facility are either the Prime rate or the LIBOR rate plus 2.75% for the first year and LIBOR plus 2.50% for the second year of the agreement which begins on August 8, 2013. Following the second year, the interest rate will be based on the Company’s debt to EBITDA ratio and range from LIBOR plus 1.25% to 1.85% or, if the Company elects, Prime minus 1.00% to 0.40%.

The Credit Facility is secured by a first priority perfected security interest in substantially all the assets of the Company. Dividends are restricted under the Credit Facility to amounts not to exceed $1.1 million per quarter subject to a formula based on EBITDA achieved in the previous quarter compared to amounts specified in the Credit Facility.

In addition to other customary representations, warranties and covenants, the Credit Facility requires the Company to comply with certain financial covenants. A minimum Consolidated EBITDA level, as defined in the Credit Facility, must be achieved on a quarterly basis as detailed in the following table:

Quarter Ended	Minimum EBITDA (as Defined in the Credit Facility)
June 30, 2013	$2,000,000
September 30, 2013	3,500,000
December 31, 2013	3,000,000
March 31, 2014	3,500,000
June 30, 2014	3,500,000

For the period ended June 30, 2013, EBITDA, as defined in the Credit Facility, was $2.8 million, which was in compliance with the minimum EBITDA covenant in effect at June 30, 2013. The Company anticipates that the minimum required EBITDA for future quarters will be reduced to reflect the anticipated closing on the sale of ASMP.

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

At June 30, 2013, the Company had an outstanding balance of $23.3 million under the revolving line of credit of its Credit Facility and additional borrowing availability of $15.0 million. The Company paid interest of $0.4 million and $0.2 million for the six months ended June 30, 2013 and 2012, respectively. The weighted average interest rate was 3.0% through the six months ended June 30, 2013 and the outstanding balance approximates fair value.

Note 6 — Severance Reserve

Changes in the Company’s reserve for severance as of June 30, 2013 and 2012 were as follows:

	(Dollars in thousands)
	Six Months Ended June 30,
	2013	2012
Balance at beginning of period	$4,417	$1,282
Charged to earnings	2	6,770
Payments	(1,680)	(1,672)
Balance at end of period	$2,739	$6,380

Accrued severance charges are included in the following line items of the Condensed Consolidated Balance Sheets:

	(Dollars in thousands)
	June 30,	December 31,
	2013	2012
Accrued expenses and other liabilities	$2,387	$3,467
Other liabilities	352	950
Total accrued severance	$2,739	$4,417

Note 7 — Stock Based Compensation

The Company recorded expense related to stock based compensation of approximately $1.7 million during the six months ended June 30, 2013 and recorded a benefit of $0.8 million during the six months ended June 30, 2012. A summary of stock based awards issued during the six months ended June 30, 2013 follows:

Stock Performance Rights ("SPRs")
The Company issued 145,872 SPRs to key employees with an average exercise price of $12.18 per share. The SPRs issued in 2013, cliff vest on December 31, 2015 and have a termination date of December 31, 2020.

Market Stock Units ("MSUs")
The Company issued 62,779 MSUs to key employees with a vesting date of December 31, 2015. MSU's are exchangeable for the Company's common shares at the end of the vesting period. The number of shares of common stock that will be issued upon vesting, ranging from zero to 94,169, will be determined based upon the trailing thirty day average closing price of the Company's common stock on December 31, 2015.

Note 8 — Income Taxes

Primarily due to the cumulative losses that the Company recorded over the past three years, in 2012, the Company determined that it was more likely than not that it will not be able to utilize its deferred tax assets to offset future taxable income. Therefore, substantially all deferred tax assets are subject to a tax valuation allowance until the Company can establish that the recoverability of its deferred tax assets is more likely than not to be realized. Although the Company is in a full tax valuation allowance position, a tax benefit of $0.7 million was recorded in continuing operations for the six months ended June 30, 2013, primarily due to the allocation of tax expenses between continuing and discontinued operations.

The Company and its subsidiaries are subject to U.S. Federal income tax as well as income tax of multiple state and foreign jurisdictions. As of June 30, 2013, the Company is subject to U.S. Federal income tax examinations for the years 2009 through 2011 and income tax examinations from various other jurisdictions for the years 2006 through 2011. The Company is currently under examination by the Canada Revenue Authority ("CRA") for the years 2006 through 2010. The CRA issued a preliminary audit proposal on May 2, 2013, proposing increases to taxable income of $3.4 million Canadian dollars for the tax years 2008 and 2009. No adjustments were proposed for 2006, 2007 or 2010. The Company plans to aggressively contest these assessments and believes that it is more likely than not that the Company will eventually prevail in this matter.

Earnings from the Company’s foreign subsidiaries are considered to be indefinitely reinvested. A distribution of these non-U.S. earnings in the form of dividends or otherwise would subject the Company to both U.S. Federal and state income taxes, as adjusted for foreign tax credits.

Note 9 — Contingent Liabilities

Employment tax matter
One of the Company’s subsidiaries, Drummond American LLC (“Drummond”), is under an employment tax examination for the years 2007 and 2008 related the long-standing treatment of its sales representatives as independent contractors. In January 2012 the Company received a Notice of Proposed Adjustment in the amount of $9.5 million, including penalties, from the Internal Revenue Service ("IRS") challenging Drummond’s position that the sales representatives were independent contractors. The Company disagreed with the IRS position and filed an administrative appeal with the IRS Appeals Office.

Although the Company intends to vigorously defend its position for the treatment of its sales representatives as independent contractors, the Company established a liability of $1.2 million during 2011 as its best estimate of the cost to resolve the matter with the IRS. The Notice of Proposed Adjustment was determined by applying the full statutory rates and penalties, rather than applying the reduced tax rates provided by section 3509 of the Internal Revenue Code (“IRC”). The Company believes the use of reduced tax rates is mandatory for all IRS worker classification assessments, except when the employer intentionally disregarded its employment tax obligations. Because the Company believes it fully complied with its employment tax obligations, the Company based its estimated loss at the reduced tax rates. The Company applied these reduced tax rates against only one year because any settlement resolution would likely be limited to one year as this is consistent with IRS settlement practices. The Company has assessed its potential exposure for other subsidiaries and time periods and has concluded that an additional liability is not probable. No adjustment has been proposed by the IRS for any other time periods or subsidiaries of the Company.

The case has been assigned to the Chicago Appeals Office. The Company is unable to establish an estimated time frame in which the case will be resolved through the appeals process. An unfavorable outcome of this matter could have a material adverse effect on the Company’s business, financial condition and results of operations.

Environmental matters
In 2012, the Company identified that a site owned by its ASMP subsidiary in Alabama contained hazardous substances in the soil and groundwater as a result of historical operations prior to the Company's ownership. The Company has retained an environmental consulting firm to further investigate the contamination including the measurement and monitoring of the site. At this time insufficient data regarding the situation have been collected to reasonably estimate the cost, if any, of remedying this situation. Accordingly, the Company has not established a reserve for any remediation costs.

Subcontractor payments
In 2012, the Company contracted with a third party for the installation of material handling equipment in the Company's new McCook, Illinois distribution center. The third party, in turn, hired subcontractors to complete the project. As of December 31, 2012, certain of the subcontractors had not yet been paid in full which could have resulted in the subcontractors filing mechanic's liens against the property. While such liens would be the responsibility of the third party, the Company could, under certain circumstances, be required to satisfy any unpaid obligations. During the first six months of 2013, the third party made the required payments to the subcontractors. As a result, the Company estimates its possible net exposure has been reduced to zero since year end and it believes the chance that it would be required to satisfy any unpaid obligations is remote. Accordingly, no amount has been accrued in the accompanying condensed consolidated financial statements.

Note 10 — Gain on sale of assets

In the second quarter of 2012, in conjunction with the construction of the new distribution center in McCook, Illinois and the relocation of the Company’s headquarters to Chicago, Illinois, the Company sold three properties; its Addison, Illinois distribution center, its Vernon Hills, Illinois distribution center and a Des Plaines, Illinois administrative building. The Company received cash proceeds of $8.8 million for the sale of the three facilities, resulting in a gain of $2.1 million.

Note 11 — Goodwill Impairment

During the second quarter of 2012, the Company evaluated goodwill for potential impairment by determining if certain qualitative events had occurred or if circumstances had changed that would more likely than not reduce the fair value of a reporting unit below its carrying value. As a result of this evaluation, the Company identified indicators of impairment related to operating losses and reduced market capitalization and, therefore, performed an interim impairment test of goodwill.

The Company estimated the fair value of the MRO reporting unit using a discounted cash flow analysis based on its current internal operating forecast to determine the reporting unit’s fair value. After completing the analysis, the Company concluded that the entire amount of the goodwill was impaired and a non-cash charge of $28.3 million was recorded in the second quarter of 2012.

Goodwill activity for the three and six months ended June 30, 2013 and 2012 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Beginning balance	$—	$28,306	$—	$28,148
Impairment loss	—	(28,306)	—	(28,306)
Translation adjustment	—	—	—	158
Ending balance	$—	$—	$—	$—

Note 12 — Non-Cash Items

During the six months ended June 30, 2012, the Company recorded an $8.0 million increase in Property, plant and equipment, along with a corresponding increase in liabilities, related to the Financing lease obligation associated with the McCook, Illinois distribution center. These non-cash increases have been excluded from the Condensed Consolidated Statements of Cash Flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Following the discontinuance of our Original Equipment Manufacturers ("OEM") segment (See Note 2 - Discontinued Operations), we now operate in one remaining reportable segment; the Maintenance, Repair and Operations ("MRO") segment as a distributor of products and services to the industrial, commercial, institutional, and governmental maintenance, repair and operations marketplace. Amounts have been reclassified for all prior periods presented to reflect current discontinued operations treatment. Such reclassifications have no effect on net income as previously reported.

The MRO business is significantly influenced by the overall strength of the manufacturing sector of the U.S. economy. One measure used to gauge the strength of the industrial products market is the Purchasing Managers Index ("PMI") published by the Institute for Supply Management. The average monthly PMI was 50.2 in the second quarter of 2013 compared to 52.3 in the second quarter of 2012 indicating a slowdown in the U.S. manufacturing growth rate from a year ago. The MRO industry is highly fragmented. We compete for business with several national distributors as well as a large number of regional and local distributors.

Quarter ended June 30, 2013 compared to quarter ended June 30, 2012

The following table presents a summary of our financial performance for the three months ended June 30, 2013 and 2012:

	2013		2012
($ in thousands)	Amount	% of Net Sales	Amount	% of Net Sales

Net sales	$68,317	100.0%	$69,830	100.0%
Cost of goods sold	27,683	40.5%	34,104	48.8%
Gross profit	40,634	59.5%	35,726	51.2%

Operating expenses:
Selling, general and administrative expenses:
Selling expenses	20,617	30.2%	21,763	31.2%
General and administrative expense	20,216	29.6%	23,278	33.3%
Total SG&A	40,833	59.8%	45,041	64.5%
Severance expense	2	—%	6,585	9.4%
Gain on sale of assets	—	—%	(2,122)	(3.0)%
Goodwill impairment	—	—%	28,306	40.6%
Total operating expenses	40,835	59.8%	77,810	111.5%

Operating loss	(201)	(0.3)%	(42,084)	(60.3)%

Other expenses, net	(291)	(0.4)%	(231)	(0.3)%

Loss from continuing operations before income taxes	(492)	(0.7)%	(42,315)	(60.6)%

Income tax (benefit) expense	(501)	(0.7)%	19,223	27.5%

Income (loss) from continuing operations	$9	—%	$(61,538)	(88.1)%

Net Sales

Net sales for the second quarter of 2013 decreased 2.2% to $68.3 million from $69.8 million in the second quarter of 2012. Excluding the Canadian exchange rate impact, net sales decreased 2.0% for the quarter. Average daily sales decreased to $1.067 million in the second quarter of 2013 compared to $1.091 million in the prior year quarter. The decline in sales was primarily due to a decrease in sales coverage in certain areas due to a 5% decrease in the average number of sales representatives in the second quarter of 2013 compared to the second quarter of 2012. The impact of having fewer sales representatives was partially offset by a 3.3% increase in average daily sales per sales representative over the prior year quarter.

Gross Profit

Gross profit increased 13.7% in the second quarter of 2013, to $40.6 million from $35.7 million in the prior year period and increased as a percent of net sales to 59.5% from 51.2% a year ago. The improved gross margin was primarily driven by lower outbound freight costs and lower reserves for excess and obsolete inventory as 2012 included a one-time $3.9 million charge specifically related to discontinuing certain products. We anticipate that our gross margin percentage may be under pressure in the future as we continue to increase the penetration of national accounts in our customer mix and on-going competitive pressures.

Selling, General and Administrative Expenses

Selling Expenses

Selling expenses consist of commissions paid to our sales representatives and related expenses to support our sales efforts. Selling expenses decreased $1.2 million to $20.6 million in the second quarter of 2013 from $21.8 million in the prior year quarter. As a percent of net sales, selling expenses decreased to 30.2% in the second quarter of 2013 compared to 31.2% in the second quarter of 2012, primarily due to lower compensation and indirect selling costs.

General and Administrative Expenses

General and administrative expenses consist of expenses to operate our distribution network and overhead expenses to manage the business. General and administrative expenses decreased $3.1 million to $20.2 million in the second quarter of 2013 from $23.3 million in the prior year quarter. The decrease was primarily driven by reductions in compensation and consulting services, and benefits of actions taken in 2012 to reduce costs. These savings were partially offset by an increase in stock based compensation of $1.1 million and depreciation expense of $0.7 million, primarily related to our new McCook, Illinois distribution center and our new headquarters facility.

Severance Expense

The $6.6 million severance expense recorded in the second quarter of 2012 primarily related to a strategic restructuring plan that resulted in the elimination of approximately 120 corporate and distribution positions.

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

Goodwill Impairment

During the second quarter of 2012, we assessed the fair value of the $28.3 million goodwill balance. Based on this assessment, we determined that the full amount of the goodwill was impaired and recorded a non-cash charge of $28.3 million.

Other Expenses, Net

Other expense, net of $0.3 million and $0.2 million for the three months ended June 30, 2013 and 2012, respectively, consists primarily of interest charged on the outstanding borrowings under our Credit Facility.

Income Tax (Benefit) Expense

Primarily due to historical cumulative losses, substantially all of our deferred tax assets are subject to a tax valuation allowance. Although we are in a full tax valuation allowance position, a $0.5 million income tax benefit was recorded for the three months ended June 30, 2013, primarily due to the allocation of income tax expense between continuing and discontinued operations. For the three months ended June 30, 2012, the income tax expense was $19.2 million on a pre-tax loss of $42.3 million. The 2012 income tax expense included $33.5 million related to the application of the valuation allowance to the Company's deferred tax assets.

Income (Loss) from Continuing Operations

We reported income from continuing operations of $9,000 in the second quarter of 2013 compared to a loss from continuing operations of $61.5 million in the second quarter of 2012. The 2012 loss was primarily due to the impairment of goodwill, the deferred tax valuation allowance, severance expense and additional inventory reserves associated with discontinued products.

Discontinued Operations

Income from discontinued operations of $0.4 million in the second quarter of both 2013 and 2012, was primarily generated by the operating results of our discontinued ASMP subsidiary.

Six months ended June 30, 2013 compared to the six months ended June 30, 2012

The following table presents a summary of our financial performance for the six months ended June 30, 2013 and 2012:

	2013		2012
($ in thousands)	Amount	% of Net Sales	Amount	% of Net Sales

Net sales	$135,530	100.0%	$141,194	100.0%
Cost of goods sold	55,082	40.6%	65,171	46.2%
Gross profit	80,448	59.4%	76,023	53.8%

Operating expenses:
Selling, general and administrative expenses:
Selling expenses	42,225	31.2%	41,872	29.7%
General and administrative expense	41,952	31.0%	46,747	33.1%
Total SG&A	84,177	62.2%	88,619	62.8%
Severance expense	2	—%	6,770	4.8%
Gain on sale of assets	—	—%	(2,122)	(1.5)%
Goodwill impairment	—	—%	28,306	20.0%
Total operating expenses	84,179	62.2%	121,573	86.1%

Operating loss	(3,731)	(2.8)%	(45,550)	(32.3)%

Other expenses, net	(565)	(0.4)%	(320)	(0.2)%

Loss from continuing operations before income taxes	(4,296)	(3.2)%	(45,870)	(32.5)%

Income tax (benefit) expense	(701)	(0.5)%	17,842	12.6%

Loss from continuing operations	$(3,595)	(2.7)%	$(63,712)	(45.1)%

Net Sales

Net sales for the six months ended June 30, 2013 decreased 4.0% to $135.5 million from $141.2 million in the six months ended June 30, 2012. Excluding the Canadian exchange rate impact, net sales decreased 3.9% for the quarter when compared to the same period last year. The $5.7 million decrease in sales was primarily due to a decrease in sales coverage in certain areas due to an 8% decrease in average number of sales representatives in the first half of 2013 compared to the first half of 2012, lower government sales of $2.6 million from the prior year and one less selling day. These were partially offset by a 2% increase in average daily sales per sales representative over the prior year period primarily within strategic accounts and the Kent automotive businesses. Average daily sales decreased 3.3% to $1.067 million in the six months ended June 30, 2013 compared to $1.103 million in the first six months of 2012.

Gross Profit

Gross profit increased 5.8% in the first six months of 2013 to $80.4 million from $76.0 million in the prior year period and increased as a percent of net sales to 59.4% from 53.8% a year ago. The improved gross margin was primarily driven by lower outbound freight costs, lower reserves for excess and obsolete inventory as 2012 included a one-time $3.9 million charge specifically related to discontinuing certain products and the sell through of discontinued products at higher margins than anticipated. We anticipate that our gross margin percentage may be under pressure in the future as we continue to increase the penetration of national accounts in our customer mix and on-going competitive pressures.

Selling, General and Administrative Expenses

Selling Expenses

Selling expenses increased $0.3 million to $42.2 million in the first six months of 2013 from $41.9 million in the prior year period. Selling expenses as a percent of net sales increased to 31.2% in the six months ended June 30, 2013 compared to 29.7% in the first six months of 2012, primarily due to $1.2 million of expenses related to our first quarter four day national sales meeting and the hiring of new sales representatives which are less productive in their early months as they build their book of business.

General and Administrative Expenses

General and administrative expenses decreased $4.8 million to $42.0 million in the first six months of 2013 from $46.7 million in the prior year period. The decrease was primarily driven by reductions in compensation and consulting services, and benefits of actions taken in 2012 to reduce costs. These savings were partially offset by an increase in stock based compensation of $2.5 million and depreciation expense of $1.0 million, primarily for our new McCook, Illinois distribution center and our new headquarters.

Severance Expense

The $6.8 million severance expense recorded in the first half of 2012 primarily related to a strategic restructuring plan that resulted in the elimination of approximately 120 corporate and distribution positions.

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

Goodwill Impairment

During the second quarter of 2012, we assessed the fair value of the $28.3 million goodwill balance. Based on this assessment, we determined that the full amount of the goodwill was impaired and recorded a non-cash charge of $28.3 million.

Other Expenses, Net

Other expense, net of $0.6 million and $0.3 million for the six months ended June 30, 2013 and 2012, respectively, consists primarily of interest charged on the outstanding borrowings under our Credit Facility.

Income Tax Expense

Primarily due to historical cumulative losses, substantially all of our deferred tax assets are subject to a tax valuation allowance. Although we are in a full tax valuation allowance position, a $0.7 million income tax benefit was recorded for the six months ended June 30, 2013, primarily due to the allocation of income tax expenses between continuing and discontinued operations. For the six months ended June 30, 2012, the income tax expense was $17.8 million on a pre-tax loss of $45.9 million.The 2012 income tax expense included $33.5 million related to the application of a valuation allowance on the Company's deferred tax assets.

Loss from Continuing Operations

We reported a loss from continuing operations of $3.6 million, or $0.42 per diluted share, in the first six months of 2013 compared to a loss from continuing operations of $63.7 million, or $7.42 per diluted share, in the first six months of 2012. The 2012 loss was primarily due to the impairment of goodwill, the deferred tax valuation allowance, severance expense and additional inventory reserves associated with discontinued products.

Discontinued Operations

Income from discontinued operations of $0.8 million in the first six months of both 2013 and 2012, was primarily generated by the operating results of our discontinued ASMP subsidiary.

Liquidity and Capital Resources

Cash and cash equivalents were $0.3 million on June 30, 2013 compared to $1.6 million on December 31, 2012. Net cash used in continuing operations of $6.7 million for the six months ended June 30, 2013 was primarily used to fund increases in working capital. Accounts receivable increased $4.4 million, reflecting increased sales during the second quarter compared to the fourth quarter of 2012. Additionally, inventories increased $2.6 million during the first half of the year to support increased sales and a temporary inventory investment for the transition of operations from our Addison distribution center to our McCook facility in the second quarter of 2013. The $7.8 million of net cash used in operations in the first six months of 2012 was primarily due to operating losses.

Capital expenditures were $1.7 million in the first six months of 2013 compared to $15.5 million in the first six months of 2012. Capital expenditures in the first six months of 2013 were primarily for warehouse equipment to support the opening of the McCook, Illinois distribution center and improvements to our sales order entry system and redesigned web-site. Capital expenditures in the first half of 2012 were primarily for warehouse equipment to support the McCook facility, the build-out of the new leased headquarters and expenditures related to our web-site redevelopment.

Net cash provided by financing activities included borrowings of $7.1 million and $14.8 million in the first half of 2013 and 2012, respectively, primarily to support working capital requirements and capital expenditures. No dividends were paid to shareholders in the first half of 2013 compared to $2.1 million of dividends paid in the first half of 2012. Dividends are restricted under the Credit Facility to amounts not to exceed $1.1 million per quarter subject to a formula based on EBITDA achieved in the previous quarter compared to target amounts specified in the Credit Facility.

Credit Facility

In addition to other customary representations, warranties and covenants, the Credit Facility requires us to comply with certain financial covenants. A minimum Consolidated EBITDA level, as defined in the Credit Facility, must be achieved on a quarterly basis as detailed in the following table:

Quarter Ended	Minimum EBITDA (as Defined in the Credit Facility)
June 30, 2013	$2,000,000
September 30, 2013	3,500,000
December 31, 2013	3,000,000
March 31, 2014	3,500,000
June 30, 2014	3,500,000

At June 30, 2013, EBITDA, as defined in the Credit Facility, was $2.8 million which was in compliance with the minimum EBITDA covenant in effect at June 30, 2013.

While the Company exceeded its minimum EBITDA requirement for the quarter ended June 30, 2013, failure to meet these covenant requirements in future quarters could lead to higher financing costs, increased restrictions, or reduce or eliminate our ability to borrow funds. If we require more liquidity than is currently available to us under our Credit Facility, we may need to raise additional funds through debt or equity offerings which may not be available when needed or may not be available on terms favorable to us. Should funding be insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

At June 30, 2013, we had an outstanding balance of $23.3 million under the revolving line of credit of our Credit Facility and additional borrowing availability of $15.0 million. We believe cash provided by operations, funds available under our Credit Facility and proceeds from the sale of ASMP are sufficient to fund our operating requirements, strategic initiatives and capital improvements throughout the remainder of 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk at June 30, 2013 from that reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
ITEMS 1, 1A, 2, 3, 4 and 5 of Part II are inapplicable and have been omitted from this report.
ITEM 6. EXHIBITS

Exhibit #
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAWSON PRODUCTS, INC.
(Registrant)

Dated:	July 25, 2013	/s/ Michael G. DeCata
Michael G. DeCata
President and Chief Executive Officer
(principal executive officer)

Dated:	July 25, 2013	/s/ Ronald J. Knutson
Ronald J. Knutson
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)