Form 10-Q
period 2013-09-30
LAWSON PRODUCTS INC/NEW/DE/
filed 2013-10-24
CIK 703604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 OR 15(d) of the Securities Exchange Act of 1934
For quarterly period ended September 30, 2013
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
The number of shares outstanding of the registrant’s common stock, $1 par value, as of October 15, 2013 was 8,650,919.

		Page #
PART I - FINANCIAL INFORMATION

Item 1	Financial Statements	4

	Condensed Consolidated Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012	4

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2013 and 2012 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4	Controls and Procedures	18

PART II - OTHER INFORMATION

Item 6	Exhibits Index	19

SIGNATURES		20

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
Lawson Products, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share data)

	September 30, 2013	December 31, 2012
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$418	$1,640
Restricted cash	800	—
Accounts receivable, less allowance for doubtful accounts	32,265	29,451
Inventories, net	44,509	44,681
Miscellaneous receivables and prepaid expenses	4,418	5,308
Deferred income taxes	17	17
Discontinued operations	9,938	9,232
Total current assets	92,365	90,329
Property, plant and equipment, net	62,157	66,981
Cash value of life insurance	8,609	14,943
Deferred income taxes	55	55
Other assets	497	449
Discontinued operations	395	174
Total assets	$164,078	$172,931

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$18,315	$16,127
Accounts payable	14,181	11,421
Accrued expenses and other liabilities	23,990	31,330
Discontinued operations	485	950
Total current liabilities	56,971	59,828
Security bonus plan	16,435	18,837
Financing lease obligation	10,416	10,786
Deferred compensation	5,481	5,741
Deferred rent liability	4,367	4,621
Other liabilities	1,398	2,258
Discontinued operations	—	127
Total liabilities	95,068	102,198

Stockholders’ equity:
Preferred stock, $1 par value:
Authorized - 500,000 shares, Issued and outstanding — None	—	—
Common stock, $1 par value:
Authorized - 35,000,000 shares; Issued - 8,660,279 and 8,614,837 shares, respectively; Outstanding - 8,650,919 and 8,605,901 shares, respectively	8,660	8,615
Capital in excess of par value	7,655	6,951
Retained earnings	50,539	52,764
Treasury stock – 9,360 and 8,936 shares, respectively	(159)	(155)
Accumulated other comprehensive income	2,315	2,558
Total stockholders’ equity	69,010	70,733

Total liabilities and stockholders’ equity	$164,078	$172,931

See notes to condensed consolidated financial statements.

Lawson Products, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	$68,235	$67,863	$203,765	$209,057
Cost of goods sold	27,015	25,368	82,097	90,539
Gross profit	41,220	42,495	121,668	118,518

Operating expenses:
Selling, general and administrative expenses	39,424	42,836	123,601	131,455
Severance expense	962	1,410	964	8,180
Gain on sale of assets	(36)	(11)	(36)	(2,133)
Goodwill impairment	—	—	—	28,306
	40,350	44,235	124,529	165,808
Operating income (loss)	870	(1,740)	(2,861)	(47,290)

Interest expense	(365)	(229)	(799)	(453)
Other income (expenses), net	(19)	23	(150)	(73)

Income (loss) from continuing operations before income taxes	486	(1,946)	(3,810)	(47,816)
Income tax expense (benefit)	303	(389)	(398)	17,453

Income (loss) from continuing operations	183	(1,557)	(3,412)	(65,269)
Discontinued operations, net of income taxes	418	239	1,187	996
Net income (loss)	$601	$(1,318)	$(2,225)	$(64,273)

Basic and diluted income (loss) per share of common stock:
Continuing operations	$0.02	$(0.18)	$(0.40)	$(7.61)
Discontinued operations	0.05	0.03	0.14	0.12
Net income (loss) per share	$0.07	$(0.15)	$(0.26)	$(7.49)

Basic weighted average shares outstanding	8,651	8,587	8,629	8,581
Effect of dilutive securities outstanding	43	—	—	—
Diluted weighted average shares outstanding	8,694	8,587	8,629	8,581

Cash dividends declared per share of common stock	$—	$—	$—	$0.24

Comprehensive income (loss)
Net income (loss)	$601	$(1,318)	$(2,225)	$(64,273)
Other comprehensive income (loss), net of tax
Adjustment for foreign currency translation	232	342	(243)	531
Net comprehensive income (loss)	$833	$(976)	$(2,468)	$(63,742)

See notes to condensed consolidated financial statements.

Lawson Products, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating activities:
Net loss	$(2,225)	$(64,273)
Less income from discontinued operations	(1,187)	(996)
Loss from continuing operations	(3,412)	(65,269)

Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	6,672	5,244
Stock based compensation	1,705	(740)
Gain on sale of assets	(36)	(2,133)
Restricted cash	(800)	—
Deferred income taxes	—	17,538
Goodwill impairment	—	28,306
Changes in operating assets and liabilities:
Accounts receivable	(2,923)	5,385
Inventories	(5)	1,422
Prepaid expenses and other assets	6,994	1,742
Accounts payable and other liabilities	(9,522)	(4,155)
Other	53	1,404
Net cash used in operating activities of continuing operations	(1,274)	(11,256)

Investing activities:
Additions to property, plant and equipment	(1,863)	(16,347)
Proceeds from sale of assets	38	8,807
Net proceeds related to sale of businesses	—	750
Net cash used in investing activities of continuing operations	(1,825)	(6,790)

Financing activities:
Net proceeds from revolving line of credit	2,188	19,639
Dividends paid	—	(3,086)
Financing fees paid	—	(435)
Net cash provided by financing activities of continuing operations	2,188	16,118

Discontinued operations:
Operating cash flows	(67)	731
Investing cash flows	(244)	(145)
Net cash provided by (used in) discontinued operations	(311)	586

Decrease in cash and cash equivalents	(1,222)	(1,342)

Cash and cash equivalents at beginning of period	1,640	2,116

Cash and cash equivalents at end of period	$418	$774
See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Lawson Products, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of the Company, all normal recurring adjustments have been made that are necessary to present fairly the results of operations for the interim periods. Operating results for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

Following the discontinuance of the Company's Original Equipment Manufacturers ("OEM") segment (See Note 2 - Discontinued Operations), the Company operates in one reportable segment; the Maintenance, Repair and Operations ("MRO") segment as a distributor of products and services to the industrial, commercial, institutional, and governmental maintenance, repair and operations marketplace. The condensed consolidated financial statements have been reclassified for all prior periods presented to reflect current discontinued operations treatment. Such reclassifications have no effect on net income as previously reported.

The effect of restricted share awards and future stock option exercises equivalent to approximately 11,000 shares for the three months ended September 30, 2012 and approximately 52,000 and 34,000 shares for the nine months ended September 30, 2013 and 2012, respectively, would have been anti-dilutive and therefore were excluded from the computation of diluted earnings per share.

There have been no material changes in the Company's significant accounting policies during the nine months ended September 30, 2013 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2012. The Company has determined that, except for entering into an Asset Purchase Agreement to sell Automatic Screw Machine Products Company, Inc. (“ASMP”) (See Note 2 - Discontinued Operations), there were no other subsequent events to recognize or disclose in these condensed consolidated financial statements.

Note 2 — Discontinued Operations

On October 11, 2013, the Company entered into an Asset Purchase Agreement to sell substantially all of the assets of ASMP, a wholly owned subsidiary, to Nelson Stud Welding, Inc. (“Buyer”), an indirect subsidiary of Doncasters Group Limited, for a cash purchase price of $12.5 million, subject to adjustments based on the closing date net working capital, plus the assumption of certain liabilities. In addition, the transaction contemplates that the Buyer will lease the real property located in Decatur, Alabama currently used by ASMP. The transaction is expected to close in the fourth quarter of 2013, subject to customary closing conditions, including Committee on Foreign Investment in the United States ("CFIUS") clearance. The Company has reclassified ASMP's operating results as discontinued operations for all periods presented.

The following table details the components of income from discontinued operations:

	(Dollars in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales of ASMP	$4,653	$4,121	$14,202	$13,237

Pre-tax income (loss) from discontinued operations
ASMP	$734	$391	$2,124	$1,671
Other discontinued operations	—	(3)	(33)	(33)
Total pre-tax income	734	388	2,091	1,638
Income tax expense	(316)	(149)	(904)	(642)
Income from discontinued operations	$418	$239	$1,187	$996

Basic and diluted income per share
ASMP	$0.05	$0.03	$0.14	$0.12
Other discontinued operations	—	—	—	—
Total	$0.05	$0.03	$0.14	$0.12

Note 3 — Restricted Cash

The Company has agreed to maintain $0.8 million in a money market account as collateral for an outside party that is providing certain commercial card processing services for the Company. The Company is restricted from withdrawing this balance without the prior consent of the outside party during the term of the agreement.

Note 4 — Inventories, net

Inventories, consisting primarily of purchased goods which are offered for resale, were as follows:

	(Dollars in thousands)
	September 30, 2013	December 31, 2012
Inventories, gross	49,773	52,337
Reserve for obsolete and excess inventory	(5,264)	(7,656)
Inventories, net	$44,509	$44,681

Note 5 — Loan Agreement

In 2012, the Company entered into a $40.0 million Loan and Security Agreement (“Loan Agreement”) which expires in August 2017. The Loan Agreement consists of a $40.0 million revolving credit facility, which includes a $10.0 million sub-facility for letters of credit. Until the later of June 30, 2014 or when the Company achieves certain financial covenants, credit available under the Loan Agreement is based upon:

a)	80% of the face amount of the Company’s eligible accounts receivable, generally less than 60 days past due, and

b)	the lesser of 50% of the lower of cost or market value of the Company’s eligible inventory, which is generally inventory expected to be sold within 18 months, or $20.0 million.

The applicable interest rates on borrowings under the Loan Agreement were either the Prime rate or the LIBOR rate plus 2.75% for the first year and LIBOR plus 2.50% for the second year of the agreement which began on August 8, 2013. Following the second year, the interest rate will be based on the Company’s debt to EBITDA ratio and range from LIBOR plus 1.25% to 1.85% or, if the Company elects, Prime minus 1.00% to 0.40%.

The Loan Agreement is secured by a first priority perfected security interest in substantially all the assets of the Company. Dividends are restricted under the Loan Agreement to amounts not to exceed $1.1 million per quarter subject to a formula based on EBITDA achieved in the previous quarter compared to amounts specified in the Loan Agreement.

In addition to other customary representations, warranties and covenants, the Loan Agreement requires the Company to comply with certain financial covenants. A minimum Consolidated EBITDA level, as defined in the Loan Agreement, must be achieved on a quarterly basis. On September 25, 2013, the Company entered into a First Amendment to Loan and Security Agreement ("First Amendment") which established the future minimum EBITDA levels which must be achieved as detailed in the following table:

Quarter Ended	Minimum EBITDA (as Defined in the Loan Agreement)
September 30, 2013	$2,000,000
December 31, 2013	3,000,000
March 31, 2014	3,500,000
June 30, 2014	3,500,000

For the period ended September 30, 2013, EBITDA, as defined in the Loan Agreement, was $4.0 million which was in compliance with the minimum EBITDA covenant in effect on that date. The Company anticipates that the minimum required EBITDA for future quarters will be reduced to reflect the anticipated closing on the sale of ASMP.

Upon meeting certain financial covenants, but not prior to June 30, 2014, the availability under the Loan Agreement will be based upon the following covenants with a maximum borrowing level of $40.0 million:

a)	Minimum Debt Service Coverage Ratio of not less than 1.20:1.00, measured quarterly beginning June 30, 2014, and building cumulatively to a rolling four quarters.

b)	Minimum Tangible Net Worth of not less than 90% of the value of shareholders’ equity less intangible assets established as of June 30, 2014, tested quarterly.

c)	Minimum cash, accounts receivable and inventory to debt ratio of not less than 2.0 to 1.0.

At September 30, 2013, the Company had an outstanding balance of $18.3 million under the revolving line of credit of the Loan Agreement and additional borrowing availability of $17.5 million. The Company paid interest of $0.8 million and $0.5 million for the nine months ended September 30, 2013 and 2012, respectively. The weighted average interest rate was 3.0% through the nine months ended September 30, 2013 and the outstanding balance approximates fair value.

Note 6 — Severance Reserve

Changes in the Company’s reserve for severance as of September 30, 2013 and 2012 were as follows:

	(Dollars in thousands)
	Nine Months Ended September 30,
	2013	2012
Balance at beginning of period	$4,417	$1,282
Charged to earnings	964	8,180
Payments	(2,440)	(3,938)
Balance at end of period	$2,941	$5,524

Accrued severance charges are included in the following line items of the Condensed Consolidated Balance Sheets:

	(Dollars in thousands)
	September 30,	December 31,
	2013	2012
Accrued expenses and other liabilities	$2,762	$3,467
Other liabilities	179	950
Total accrued severance	$2,941	$4,417

Note 7 — Stock Based Compensation

The Company recorded expense related to stock based compensation of approximately $1.7 million during the nine months ended September 30, 2013 and recorded a benefit of $0.7 million during the nine months ended September 30, 2012. A summary of stock based awards issued during the nine months ended September 30, 2013 follows:

Stock Performance Rights ("SPRs")
The Company issued 148,301 SPRs to key employees with an average exercise price of $12.20 per share. The SPRs issued in 2013 cliff vest on December 31, 2015 and have a termination date of December 31, 2020.

Market Stock Units ("MSUs")
The Company issued 64,199 MSUs to key employees with a vesting date of December 31, 2015. MSU's are exchangeable for the Company's common shares at the end of the vesting period. The number of shares of common stock that will be issued upon vesting, ranging from zero to 94,074, will be determined based upon the trailing thirty-day average closing price of the Company's common stock on December 31, 2015.

Note 8 — Income Taxes

Primarily due to the cumulative losses that the Company recorded over the past three years, the Company determined that it was more likely than not that it will not be able to utilize its deferred tax assets to offset future taxable income. Therefore, substantially all deferred tax assets are subject to a tax valuation allowance until the Company can establish that the recoverability of its deferred tax assets is more likely than not to be realized. Although the Company is in a full tax valuation allowance position, a tax benefit of $0.4 million was recorded in continuing operations for the nine months ended September 30, 2013, primarily due to the allocation of tax expenses between continuing and discontinued operations.

The Company and its subsidiaries are subject to U.S. Federal income tax, as well as income tax of multiple state and foreign jurisdictions. As of September 30, 2013, the Company is subject to U.S. Federal income tax examinations for the years 2010 through 2012 and income tax examinations from various other jurisdictions for the years 2006 through 2012. The Company is also currently under examination by the Canada Revenue Authority ("CRA") for the years 2006 through 2010. The CRA issued a preliminary audit proposal on May 2, 2013, proposing increases to taxable income of $3.4 million Canadian dollars for the tax years 2008 and 2009. No adjustments were proposed for 2006, 2007 or 2010. The Company plans to aggressively contest these assessments and believes that it is more likely than not that the Company will eventually prevail in this matter.

Earnings from the Company’s foreign subsidiaries are considered to be indefinitely reinvested. A distribution of these non-U.S. earnings in the form of dividends or otherwise would subject the Company to both U.S. Federal and state income taxes, as adjusted for foreign tax credits.

Note 9 — Contingent Liabilities

Employment tax matter
One of the Company's subsidiaries, Drummond American LLC (“Drummond”), is under an employment tax examination for the years 2007 and 2008 of the long-standing treatment of its sales representatives as independent contractors. In January 2012 the Company received a Notice of Proposed Adjustment in the amount of $9.5 million, including penalties, from the IRS challenging Drummond's position that the sales representatives were independent contractors. The Company disagreed with the IRS position and filed an administrative appeal with the IRS Appeals Office.

Although the Company intends to vigorously defend its position for the treatment of its sales representatives as independent contractors, the Company established a liability of $1.2 million during 2011 as its best estimate of the cost to resolve the matter with the IRS. The Company has maintained this liability throughout 2012 and 2013. The notice of Proposed Adjustment was determined by applying the full statutory rates and penalties, rather than applying the reduced tax rates provided by section 3509 of the Internal Revenue Code. The Company believes the use of reduced tax rates is mandatory for all IRS worker classification assessments, except when the employer intentionally disregarded its employment tax obligations. Because the Company believes it fully complied with its employment tax obligations, the Company based its estimated liability at the reduced tax rates. The Company applied these reduced tax rates against only one year because any settlement resolution would likely be limited to one year as this is consistent with the IRS’s settlement practices. The Company has assessed its potential exposure for other subsidiaries and time periods and has concluded that an additional liability is not probable. No adjustment has been proposed by the IRS for any other time periods or subsidiaries of the Company.

The case has been assigned to the Chicago Appeals Office. The Company is unable to establish an estimated time frame in which the case will be resolved through the appeals process. An unfavorable outcome of this matter could have a material adverse effect on the Company’s business, financial condition and results of operations.

Environmental matters
In 2012, the Company identified that a site owned by its ASMP subsidiary in Alabama contained hazardous substances in the soil and groundwater as a result of historical operations prior to the Company's ownership. This site is not part of the sale under the Asset Purchase Agreement described in Note 2 - Discontinued Operations. The Company has retained an environmental consulting firm to further investigate the contamination, including the measurement and monitoring of the site. At this time insufficient data regarding the situation have been collected to reasonably estimate the cost, if any, of remediating this situation. Accordingly, the Company has not established a reserve for any remediation costs.

Note 10 — Gain on sale of assets

During the nine months ended September 30, 2012, in conjunction with the construction of the new distribution center in McCook, Illinois and the relocation of the Company’s headquarters to Chicago, Illinois, the Company sold three properties; its Addison, Illinois distribution center, its Vernon Hills, Illinois distribution center and a Des Plaines, Illinois administrative building. The Company received cash proceeds of $8.8 million for the sale of the three facilities, resulting in a gain of $2.1 million.

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

Goodwill activity for the three and nine months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Beginning balance	$—	$—	$—	$28,148
Impairment loss	—	—	—	(28,306)
Translation adjustment	—	—	—	158
Ending balance	$—	$—	$—	$—

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Following the discontinuance of our Original Equipment Manufacturers ("OEM") segment (See Note 2 - Discontinued Operations), we now operate in one reportable segment: the Maintenance, Repair and Operations ("MRO") segment as a distributor of products and services to the industrial, commercial, institutional, and governmental maintenance, repair and operations marketplace. Certain reclassifications have been made to prior period amounts to conform to current period presentation. Such reclassifications have no effect on net income as previously reported.

The MRO industry is highly fragmented. We compete for business with several national distributors as well as a large number of regional and local distributors. The MRO business is significantly influenced by the overall strength of the manufacturing sector of the U.S. economy. One measure used to evaluate the strength of the industrial products market is the Purchasing Managers Index ("PMI") published by the Institute for Supply Management. A measure above 50% generally indicates expansion of the manufacturing sector while a measure below 50% represents contraction. The average monthly PMI was 55.8 in the third quarter of 2013 compared to 50.9 in the third quarter of 2012 indicating an increase in the U.S. manufacturing growth rate from a year ago.

Our sales are also affected by the number of sales representatives and the amount of sales which each representative can generate, which we measure as average sales per day per sales representative. In 2013, we have focused on increasing the number of sales representatives, adding 11 net new sales representatives in the third quarter of 2013 to a total of 784 at September 30, 2013. We have a goal of increasing this total to over 800 active sales representatives by the end of 2013 and plan to continue to aggressively expand our sales force in 2014. While we anticipate future sales growth from our expanded sales force, we also anticipate a short-term decrease in average sales per day per sales representative, as new representatives build up customer relationships in their territories.

Quarter ended September 30, 2013 compared to quarter ended September 30, 2012

A summary of our financial performance for the three months ended September 30, 2013 and 2012 is presented below:

	2013		2012
($ in thousands)	Amount	% of Net Sales	Amount	% of Net Sales

Net sales	$68,235	100.0%	$67,863	100.0%
Cost of goods sold	27,015	39.6%	25,368	37.4%
Gross profit	41,220	60.4%	42,495	62.6%

Operating expenses:
Selling, general and administrative expenses:
Selling expenses	21,305	31.2%	20,317	29.9%
General and administrative expenses	18,119	26.6%	22,519	33.2%
Total SG&A	39,424	57.8%	42,836	63.1%
Severance expense	962	1.4%	1,410	2.1%
Gain on sale of assets	(36)	(0.1)%	(11)	—%
Total operating expenses	40,350	59.1%	44,235	65.2%

Operating income (loss)	870	1.3%	(1,740)	(2.6)%

Other expenses, net	(384)	(0.6)%	(206)	(0.3)%

Income (loss) from continuing operations before income taxes	486	0.7%	(1,946)	(2.9)%

Income tax expense (benefit)	303	0.4%	(389)	(0.6)%

Income (loss) from continuing operations	$183	0.3%	$(1,557)	(2.3)%

Net Sales

Net sales for the third quarter of 2013 increased to $68.2 million from $67.9 million in the third quarter of 2012 which included one less selling day. Excluding the Canadian exchange rate impact, net sales increased 1.0% for the quarter. Average daily sales decreased slightly to $1.066 million in the third quarter of 2013 compared to $1.077 million in the prior year quarter. The decrease was primarily due to a decline of $1.6 million in governmental sales and a 1.2% decline in average daily sales per sales representative, as newly hired sales representatives are in the early stages of building up customer relationships in their territories.

Gross Profit

Gross profit decreased 3.0% in the third quarter of 2013, to $41.2 million from $42.5 million in the prior year period and decreased as a percent of net sales to 60.4% from 62.6% a year ago. The year ago quarter benefited from the sell through of previously discontinued products. We anticipate that our gross margin percentage may be under pressure in the future as we continue to increase the penetration of national accounts in our customer mix and on-going competitive pressures.

Selling, General and Administrative Expenses

Selling Expenses

Selling expenses consist of commissions paid to our sales representatives and related expenses to support our sales efforts. Selling expenses increased $1.0 million to $21.3 million in the third quarter of 2013 from $20.3 million in the prior year quarter. As a percent of net sales, selling expenses increased to 31.2% in the third quarter of 2013 compared to 29.9% in the third quarter of 2012, primarily due to hiring new sales representatives and increased health insurance costs of $0.7 million.

General and Administrative Expenses

General and administrative expenses consist of expenses to operate our distribution network and overhead expenses to manage the business. General and administrative expenses decreased $4.4 million to $18.1 million in the third quarter of 2013 from $22.5 million in the prior year quarter as we continue to focus on cost control measures. The decrease was primarily driven by a reduction of $3.1 million in employee compensation, including employee incentives, and a decrease of $1.6 million in consulting expenses, partially offset by a $0.6 million increase in temporary labor, primarily to support the transition of operations to the McCook distribution center.

Severance Expense

A $1.0 million severance expense was recorded in the third quarter of 2013, primarily related to various organizational restructurings. The $1.4 million severance expense recorded in the third quarter of 2012 primarily related to the retirement of our former President and Chief Executive Officer.

Other Expenses, Net

Other expenses, net of $0.4 million and $0.2 million for the three months ended September 30, 2013 and 2012, respectively, consist primarily of interest charged on the outstanding borrowings under our Loan Agreement.

Income Tax Expense (Benefit)

Primarily due to historical cumulative losses, substantially all of our deferred tax assets are subject to a tax valuation allowance. Although we are in a full tax valuation allowance position, a $0.3 million income tax expense and a $0.4 million income tax benefit were recorded for the three months ended September 30, 2013 and 2012, respectively, primarily due to the allocation of income tax between continuing and discontinued operations.

Income (Loss) from Continuing Operations

We reported income from continuing operations of $0.2 million in the third quarter of 2013 compared to a loss from continuing operations of $1.6 million in the third quarter of 2012.

Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

A summary of our financial performance for the nine months ended September 30, 2013 and 2012 is presented below:

	2013		2012
($ in thousands)	Amount	% of Net Sales	Amount	% of Net Sales

Net sales	$203,765	100.0%	$209,057	100.0%
Cost of goods sold	82,097	40.3%	90,539	43.3%
Gross profit	121,668	59.7%	118,518	56.7%

Operating expenses:
Selling, general and administrative expenses:
Selling expenses	63,530	31.2%	62,189	29.8%
General and administrative expenses	60,071	29.5%	69,266	33.1%
Total SG&A	123,601	60.7%	131,455	62.9%
Severance expense	964	0.4%	8,180	3.9%
Gain on sale of assets	(36)	—%	(2,133)	(1.0)%
Goodwill impairment	—	—%	28,306	13.5%
Total operating expenses	124,529	61.1%	165,808	79.3%

Operating loss	(2,861)	(1.4)%	(47,290)	(22.6)%

Other expenses, net	(949)	(0.5)%	(526)	(0.3)%

Loss from continuing operations before income taxes	(3,810)	(1.9)%	(47,816)	(22.9)%

Income tax expense (benefit)	(398)	(0.2)%	17,453	8.3%

Loss from continuing operations	$(3,412)	(1.7)%	$(65,269)	(31.2)%

Net Sales

Net sales for the nine months ended September 30, 2013 decreased 2.5% to $203.8 million from $209.1 million in the nine months ended September 30, 2012. Excluding the Canadian exchange rate impact, net sales decreased 2.3% compared to the same period last year. The $5.3 million decrease in sales was primarily due to a decrease in sales coverage in certain areas due to a 6% decrease in the average number of sales representatives compared to a year ago, primarily in the first half of the year and lower government sales of $4.1 million compared to the same period last year. This decrease was partially offset by a 3% increase in average daily sales per sales representative over the prior year period. Average daily sales decreased 2.6% to $1.067 million in the nine months ended September 30, 2013 compared to $1.095 million in the first nine months of 2012.

Gross Profit

Gross profit increased 2.7% in the first nine months of 2013 to $121.7 million from $118.5 million in the prior year period and increased as a percent of net sales to 59.7% from 56.7% a year ago. The improved gross margin was primarily driven by lower outbound freight costs and lower reserves for excess and obsolete inventory, as 2012 included a one-time $3.9 million charge specifically related to discontinuing certain products. We anticipate that our gross margin percentage may be under pressure in the future as we continue to increase the penetration of national accounts in our customer mix and on-going competitive pressures.

Selling, General and Administrative Expenses

Selling Expenses

Selling expenses increased $1.3 million to $63.5 million in the first nine months of 2013 from $62.2 million in the prior year period. Selling expenses as a percent of net sales increased to 31.2% in the nine months ended September 30, 2013 compared to 29.8% in the first nine months of 2012, primarily due to increased health insurance costs of $2.2 million and $1.2 million of expenses related to our first quarter 2013 national sales meeting, partially offset by variable cost savings due to decreased sales.

General and Administrative Expenses

General and administrative expenses decreased $9.2 million to $60.1 million in the first nine months of 2013 from $69.3 million in the prior year period. The decrease was driven by actions taken in the first half of 2012 to reduce costs, primarily by a reduction in employee headcount and outside services, partially offset by a $2.4 million increase in stock based compensation.

Severance Expense

A $1.0 million severance expense was recorded in the nine months ended September 30, 2013, primarily related to various organizational restructurings. The severance expense recorded in the nine months ended September 30, 2012 of $8.2 million related to the elimination of corporate and distribution positions, as a result of a strategic restructuring plan, and the retirement of our former President and Chief Executive Officer.

Gain on Sale of Assets

During the nine months ended September 30, 2012, in conjunction with the construction of a new distribution center in McCook, Illinois and the relocation of our headquarters to Chicago, Illinois, we sold three properties: our Addison, Illinois distribution center, our Vernon Hills, Illinois distribution center and a Des Plaines, Illinois administrative building. We received cash proceeds of $8.8 million for the sale of the three facilities which resulted in a gain of $2.1 million.

Goodwill Impairment

During the second quarter of 2012, we assessed the fair value of the $28.3 million goodwill balance. Based on this assessment, we determined that the full amount of the goodwill was impaired and recorded a non-cash charge of $28.3 million.

Other Expenses, Net

Other expenses, net of $0.9 million and $0.5 million for the nine months ended September 30, 2013 and 2012, respectively, consist primarily of interest charged on the outstanding borrowings under our Loan Agreement.

Income Tax Expense (Benefit)

Principally due to historical cumulative losses, substantially all of our deferred tax assets are subject to a tax valuation allowance. Although we are in a full tax valuation allowance position, a $0.4 million income tax benefit was recorded for the nine months ended September 30, 2013, primarily due to the allocation of income tax expenses between continuing and discontinued operations. For the nine months ended September 30, 2012, the income tax expense was $17.5 million on a pre-tax loss of $47.8 million.The 2012 income tax expense included $33.6 million related to the application of a valuation allowance on the Company's deferred tax assets.

Loss from Continuing Operations

We reported a loss from continuing operations of $3.4 million, or $0.40 per diluted share, in the first nine months of 2013 compared to a loss from continuing operations of $65.3 million, or $7.61 per diluted share, in the first nine months of 2012. The 2012 loss was primarily due to the impairment of goodwill, the establishment of a deferred tax valuation allowance, severance expense and additional inventory reserves associated with discontinued products.

Liquidity and Capital Resources

Cash and cash equivalents were $0.4 million on September 30, 2013 compared to $1.6 million on December 31, 2012. Net cash used in continuing operations of $1.3 million for the nine months ended September 30, 2013 was primarily used to fund an increase in accounts receivable of $2.9 million, reflecting increased sales during the third quarter compared to the fourth quarter of 2012, as well as a decrease in accounts payable and other liabilities. The $11.3 million of net cash used in operations in the first nine months of 2012 was primarily due to operating losses.

Capital expenditures were $1.9 million in the first nine months of 2013 compared to $16.3 million in the first nine months of 2012. Capital expenditures in the first nine months of 2013 were primarily for warehouse equipment to support the opening of the McCook, Illinois distribution center and improvements to our sales order entry system and redesigned web-site. Capital expenditures in the first nine months of 2012 were primarily for warehouse equipment to support the McCook facility, the build-out of the new leased headquarters and expenditures related to our web-site redevelopment.

Net cash provided by financing activities included net borrowings of $2.2 million and $19.6 million in the first nine months of 2013 and 2012, respectively, primarily to support working capital requirements and capital expenditures. No dividends were paid to shareholders in the first nine months of 2013 compared to $3.1 million of dividends paid in the first nine months of 2012. Dividends are restricted under the Loan Agreement to amounts not to exceed $1.1 million per quarter subject to a formula based on EBITDA achieved in the previous quarter compared to target amounts specified in the Loan Agreement.

Loan Agreement

In addition to other customary representations, warranties and covenants, the Loan Agreement and subsequent Amendment requires us to comply with certain financial covenants. A minimum Consolidated EBITDA level, as defined in the Loan Agreement, must be achieved on a quarterly basis as detailed in the following table:

Quarter Ended	Minimum EBITDA (as Defined in the Loan Agreement)
September 30, 2013	$2,000,000
December 31, 2013	3,000,000
March 31, 2014	3,500,000
June 30, 2014	3,500,000

At September 30, 2013, EBITDA, as defined in the Loan Agreement, was $4.0 million which was in compliance with the minimum EBITDA covenant in effect on that date. The Company anticipates that the minimum required EBITDA for future quarters will be reduced to reflect the anticipated closing on the sale of ASMP.

While the Company exceded its minimum EBITDA requirement for the quarter ended September 30, 2013, failure to meet these covenant requirements in future quarters could lead to higher financing costs, increased restrictions, or reduce or eliminate our ability to borrow funds. If we require more liquidity than is currently available to us under our Loan Agreement, we may need to raise additional funds through debt or equity offerings which may not be available when needed or may not be available on terms favorable to us. Should funding be insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

At September 30, 2013, we had an outstanding balance of $18.3 million under the revolving line of credit of our Loan Agreement and additional borrowing availability of $17.5 million. We believe cash provided by operations, funds available under our Loan Agreement and anticipated proceeds from the sale of ASMP are sufficient to fund our operating requirements, strategic initiatives and capital improvements throughout the remainder of 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk at September 30, 2013 from that reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
ITEMS 1, 1A, 2, 3, 4 and 5 of Part II are inapplicable and have been omitted from this report.
ITEM 6. EXHIBITS

Exhibit #
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAWSON PRODUCTS, INC.
(Registrant)

Dated:	October 24, 2013	/s/ Michael G. DeCata
Michael G. DeCata
President and Chief Executive Officer
(principal executive officer)

Dated:	October 24, 2013	/s/ Ronald J. Knutson
Ronald J. Knutson
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)