Form 10-Q
period 2014-03-31
LAWSON PRODUCTS INC/NEW/DE/
filed 2014-04-24
CIK 703604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 OR 15(d) of the Securities Exchange Act of 1934
For quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, $1 par value, as of April 15, 2014 was 8,658,885.

“Safe Harbor” Statement under the Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms “may,” “should,” “could,” “anticipate,” “believe,” “continues,” “estimate,” “expect,” “intend,” “objective,” “plan,” “potential,” “project” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions or beliefs and are subject to a number of factors, assumptions and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include:

•	failure to recruit, integrate and retain a talented workforce including productive sales representatives;

•	the effect of general economic and market conditions;

•	the ability to generate sufficient cash to fund our operating requirements;

•	the ability to meet the covenant requirements of our line of credit;

•	the market price of our common stock may decline;

•	inventory obsolescence;

•	disruptions of the Company’s information and communication systems;

•	work stoppages and other disruptions at transportation centers or shipping ports;

•	changing customer demand and product mixes;

•	increases in energy and commodity prices;

•	disruptions of our information and communication systems;

•	cyber attacks or other information security breaches;

•	the inability of management to successfully implement strategic initiatives;

•	failure to manage change within the organization;

•	violations of environmental protection or other governmental regulations;

•	a negative changes related to tax matters; and

•	all other factors discussed in the Company’s “Risk Factors” set forth in its Annual Report on Form 10-K for the year ended December 31, 2013.

The Company undertakes no obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
Lawson Products, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share data)

	March 31, 2014	December 31, 2013
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$988	$698
Restricted cash	800	800
Accounts receivable, less allowance for doubtful accounts	32,904	30,221
Inventories, net	43,351	45,774
Miscellaneous receivables and prepaid expenses	4,829	4,393
Deferred income taxes	5	5
Property held for sale	8,439	—
Discontinued operations	—	8,960
Total current assets	91,316	90,851
Property, plant and equipment, net	45,588	58,974
Cash value of life insurance	9,300	9,179
Deferred income taxes	54	54
Other assets	465	481
Discontinued operations	—	406
Total assets	$146,723	$159,945

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$11,635	$16,078
Accounts payable	10,040	14,787
Accrued expenses and other liabilities	22,579	23,521
Discontinued operations	1,150	564
Total current liabilities	45,404	54,950
Security bonus plan	15,865	16,143
Financing lease obligation	10,028	10,223
Deferred compensation	5,530	5,867
Deferred rent liability	4,858	4,961
Other liabilities	2,166	1,889
Total liabilities	83,851	94,033

Stockholders’ equity:
Preferred stock, $1 par value:
Authorized - 500,000 shares, Issued and outstanding — None	—	—
Common stock, $1 par value:
Authorized - 35,000,000 shares; Issued - 8,670,512 shares; Outstanding - 8,658,885 shares	8,671	8,671
Capital in excess of par value	7,959	7,799
Retained earnings	44,689	47,644
Treasury stock – 11,627 shares	(187)	(187)
Accumulated other comprehensive income	1,740	1,985
Total stockholders’ equity	62,872	65,912

Total liabilities and stockholders’ equity	$146,723	$159,945
See notes to condensed consolidated financial statements.

Lawson Products, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net sales	$69,204	$67,213
Cost of goods sold	27,926	27,399
Gross profit	41,278	39,814

Operating expenses:
Selling expenses	21,280	21,607
General and administrative expenses	21,797	21,737
Total SG&A	43,077	43,344
Impairment loss	2,914	—
Operating expenses	45,991	43,344

Operating loss	(4,713)	(3,530)

Interest expense	(244)	(213)
Other expenses, net	(148)	(61)

Loss from continuing operations before income taxes	(5,105)	(3,804)
Income tax benefit	(783)	(200)

Loss from continuing operations	(4,322)	(3,604)
Income and gain from discontinued operations, net of income taxes	1,367	381
Net loss	$(2,955)	$(3,223)

Basic and diluted income (loss) per share of common stock:
Continuing operations	$(0.50)	$(0.42)
Discontinued operations	0.16	0.05
Net loss per share	$(0.34)	$(0.37)

Basic and diluted weighted average shares outstanding	8,659	8,606

Comprehensive loss
Net loss	$(2,955)	$(3,223)
Other comprehensive loss, net of tax
Adjustment for foreign currency translation	(245)	(172)
Net comprehensive loss	$(3,200)	$(3,395)

See notes to condensed consolidated financial statements.

Lawson Products, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities:
Net loss	$(2,955)	$(3,223)
Less income from discontinued operations	(1,367)	(381)
Loss from continuing operations	(4,322)	(3,604)

Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	2,295	2,061
Stock-based compensation	1,125	1,596
Impairment loss	2,914	—
Changes in operating assets and liabilities:
Accounts receivable	(3,030)	(3,714)
Inventories	2,255	(2,935)
Prepaid expenses and other assets	(1,484)	1,234
Accounts payable and other liabilities	(7,110)	3,086
Other	250	28
Net cash used in operating activities of continuing operations	(7,107)	(2,248)

Investing activities:
Additions to property, plant and equipment	(335)	(1,225)
Net proceeds related to sale of business	12,125	—
Net cash provided by (used in) investing activities of continuing operations	11,790	(1,225)

Financing activities:
Net (payments to) proceeds from revolving line of credit	(4,443)	3,715
Net cash (used in) provided by financing activities of continuing operations	(4,443)	3,715

Discontinued operations:
Operating cash flows	50	(371)
Investing cash flows	—	(176)
Net cash provided by (used in) discontinued operations	50	(547)

Increase (decrease) in cash and cash equivalents	290	(305)

Cash and cash equivalents at beginning of period	698	1,640

Cash and cash equivalents at end of period	$988	$1,335

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Lawson Products, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of the Company, all normal recurring adjustments have been made that are necessary to present fairly the results of operations for the interim periods. Operating results for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Following the sale of substantially all of the assets of Automatic Screw Machine Products Company, Inc. (“ASMP”) (See Note 9 - Discontinued Operations), the Company operates in one reportable segment; the Maintenance, Repair and Operations ("MRO") segment as a distributor of products and services to the industrial, commercial, institutional, and governmental maintenance, repair and operations marketplace. The condensed consolidated financial statements have been reclassified for the three months ended March 31, 2013 to reflect current discontinued operations treatment. Such reclassifications had no effect on net income as previously reported.

The effect of restricted stock awards, market stock units and future stock option exercises equivalent to approximately 117,000 and 42,000 shares for the three months ended March 31, 2014 and 2013, respectively, would have been anti-dilutive and therefore were excluded from the computation of diluted earnings per share.

There have been no material changes in the Company's significant accounting policies during the three months ended March 31, 2014 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2013. The Company has determined that there were no subsequent events to recognize or disclose in these condensed consolidated financial statements.

Note 2 — Restricted Cash

The Company has agreed to maintain $0.8 million in a money market account as collateral for an outside party that is providing certain commercial card processing services for the Company. The Company is restricted from withdrawing this balance without the prior consent of the outside party during the term of the agreement.

Note 3 — Inventories, net

Inventories, consisting primarily of purchased goods which are offered for resale, were as follows:

	(Dollars in thousands)
	March 31, 2014	December 31, 2013
Inventories, gross	48,844	51,102
Reserve for obsolete and excess inventory	(5,493)	(5,328)
Inventories, net	$43,351	$45,774

Note 4 — Impairment loss and property held for sale

In the first quarter of 2014 the Company committed to a plan to sell its Reno distribution center. As part of the review of the potential impact of a sale, the Company determined that the full carrying amount of the asset was not recoverable. Therefore, the Company recorded a $2.9 million non-cash impairment charge to reduce the carrying value of the property to its $8.4 million estimated realizable value. The Reno distribution center has been reclassified to "Property held for sale" in the March 31, 2014 Condensed Consolidated Balance Sheet and no depreciation will be recorded after being classified as held for sale.

Note 5 — Loan Agreement

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

The applicable interest rates for borrowings are at the Prime rate or, if the Company elects, the LIBOR rate plus 1.50% to 1.85% based on the Company’s debt to EBITDA ratio. The Loan Agreement is secured by a first priority perfected security interest in substantially all existing assets of the Company. Dividends are restricted to amounts not to exceed $7.0 million annually.

At March 31, 2014, the Company had an outstanding balance of $11.6 million under its revolving line of credit facility and additional borrowing availability of $22.9 million. The Company paid interest of $0.3 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively. The weighted average interest rate was 2.98% for the three months ended March 31, 2014 and the outstanding balance approximates fair value.

In addition to other customary representations, warranties and covenants, we are required to meet a minimum trailing twelve month EBITDA to fixed charges ratio, as defined in the Loan Agreement, and a minimum quarterly tangible net worth level as defined in the Second Amendment. On March 31, 2014, we were in compliance with all financial covenants as detailed below:

Quarterly Financial Covenants	Requirement	Actual
EBITDA to fixed charges ratio	1.10 : 1.00	2.41 : 1.00
Minimum tangible net worth	$45.0 million	$54.5 million

Note 6 — Severance Reserve

Changes in the Company’s reserve for severance as of March 31, 2014 and 2013 were as follows:

	(Dollars in thousands)
	Three Months Ended March 31,
	2014	2013
Balance at beginning of period	$1,769	$4,417
Charged to earnings	728	—
Payments	(754)	(986)
Balance at end of period	$1,743	$3,431

Accrued severance charges are included in the following line items of the Condensed Consolidated Balance Sheets:

	(Dollars in thousands)
	March 31,	December 31,
	2014	2013
Accrued expenses and other liabilities	$1,304	$1,651
Other liabilities	439	118
Total accrued severance	$1,743	$1,769

Note 7 — Stock-Based Compensation

The Company recorded expense related to stock-based compensation of approximately $1.1 million and $1.6 million during the three months ended March 31, 2014 and 2013, respectively. A summary of stock based awards issued during the three months ended March 31, 2014 follows:

Stock Performance Rights ("SPRs")
The Company issued 114,753 SPRs to key employees with an average exercise price of $12.89 per share. The SPRs issued in 2014 cliff vest on December 31, 2016 and have a termination date of December 31, 2021.

Market Stock Units ("MSUs")
The Company issued 51,292 MSUs to key employees with a vesting date of December 31, 2016. MSU's are exchangeable for the Company's common shares at the end of the vesting period. The number of shares of common stock that will be issued upon vesting, ranging from zero to 76,941, will be determined based upon the trailing thirty-day average closing price of the Company's common stock on December 31, 2016.

Note 8 — Income Taxes

Primarily due to the cumulative losses that the Company has incurred over the past three years, the Company determined that it was more likely than not that it will not be able to utilize its deferred tax assets to offset future taxable income. Therefore, substantially all deferred tax assets are subject to a tax valuation allowance until the Company can establish that the recoverability of its deferred tax assets is more likely than not to be realized. Although the Company is in a full tax valuation allowance position, a tax benefit of $0.8 million was recorded in continuing operations for the three months ended March 31, 2014, primarily due to the allocation of tax expenses between continuing and discontinued operations.

The Company and its subsidiaries are subject to U.S. Federal income tax, as well as income tax of multiple state and foreign jurisdictions. As of March 31, 2014, the Company is subject to U.S. Federal income tax examinations for the years 2010 through 2012 and income tax examinations from various other jurisdictions for the years 2006 through 2012. The Company is also currently under examination by the Canada Revenue Authority ("CRA") for the years 2006 through 2010. The CRA examination was completed during May 2013 and resulted in proposed adjustments which amount to $3.4 million of additional tax for the 2008 and 2009 tax years. The Company is not in agreement with these adjustments and filed a request with Competent Authority programs in both the U.S. and Canada in October, 2013. The Competent Authority program assists taxpayers with respect to matters covered in the mutual agreement procedure provisions of tax treaties. Management has not recorded a reserve and is confident that the Company will prevail in this matter. The Company is unable to establish an estimated time frame in which this issue will be resolved through Competent Authority.

Earnings from the Company’s foreign subsidiaries are considered to be indefinitely reinvested. A distribution of these non-U.S. earnings in the form of dividends or otherwise would subject the Company to both U.S. Federal and state income taxes, as adjusted for foreign tax credits.

Note 9 — Discontinued Operations

On February 14, 2014, the Company completed the sale of substantially all of the assets of ASMP, a wholly-owned subsidiary, to Nelson Stud Welding, Inc. (“Buyer”), an indirect subsidiary of Doncasters Group Limited, for a purchase price of $12.5 million, subject to adjustments based on the closing date net working capital, plus the assumption of certain liabilities. In addition, the Buyer agreed to lease the real property located in Decatur, Alabama currently used by ASMP. The Company has classified ASMP's operating results as discontinued operations for the period ended March 31, 2014 and 2013.

The following table details the components of income from discontinued operations:

	(Dollars in thousands, except per share data)
	Three Months Ended March 31,
	2014	2013
Net sales of ASMP	$2,462	$4,782

Pre-tax income (loss) from discontinued operations
ASMP	$346	$667
Other discontinued operations	—	(29)
Total pre-tax income	346	638
Income tax expense	(133)	(257)
Income from discontinued operations	$213	$381

Sale of discontinued operations
Pre-tax gain on sale of ASMP	$1,877	$—
Income tax expense	(723)	—
Net gain on sale of ASMP	$1,154	$—

Income from discontinued operations, net of taxes	$1,367	$381

Basic and diluted income per share
ASMP	$0.16	$0.05
Other discontinued operations	—	—
Total	$0.16	$0.05

Note 10 — Contingent Liabilities

In 2012, the Company identified that a site it owns in Decatur, Alabama contains hazardous substances in the soil and groundwater as a result of historical operations prior to the Company's ownership. The Company has retained an environmental consulting firm to further investigate the contamination including the measurement and monitoring of the site. In August 2013, the site was enrolled in the state of Alabama's voluntary cleanup program. At this time insufficient data regarding the situation has been collected to reasonably estimate the extent of the contamination or the cost, if any, of remedying this situation. Accordingly, the Company has not established a reserve for any remediation costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

During the first quarter of 2014, we completed the previously announced sale of substantially all of the assets of Automatic Screw Machine Products Company, Inc. (“ASMP”), our wholly-owned subsidiary, to Nelson Stud Welding, Inc. (“Buyer”), an indirect subsidiary of Doncasters Group Limited, for net cash proceeds of $12.1 million, subject to adjustments based on the closing date net working capital, plus the assumption of certain liabilities. We currently operate in one reportable segment: the Maintenance, Repair and Operations ("MRO") segment as a distributor of products and services to the industrial, commercial, institutional, and governmental maintenance, repair and operations marketplace. Certain reclassifications have been made to prior period amounts to conform to current period presentation. Such reclassifications had no effect on net income as previously reported.

The MRO industry is highly fragmented. We compete for business with several national distributors as well as a large number of regional and local distributors. The MRO business is significantly influenced by the overall strength of the manufacturing sector of the U.S. economy. One measure used to evaluate the strength of the industrial products market is the PMI index published by the Institute for Supply Management, which is considered by many economists to be the most reliable near-term economic barometer available. A measure above 50 generally indicates expansion of the manufacturing sector while a measure below 50 generally represents contraction. The average monthly PMI was 52.7 in the first quarter of 2014 compared to 52.3 in the first quarter of 2013 indicating a modest increase in the U.S. manufacturing growth rate from a year ago.

Our sales are also affected by the number of sales representatives and the amount of sales which each representative can generate, which we measure as average sales per day per sales representative. In 2013, we began to focus on increasing the number of sales representatives, adding 49 net new sales representatives in 2013 and we added an additional 30 net new sales representatives in the first quarter of 2014, to a total of 836 at March 31, 2014. We plan to increase our sales force by approximately 15% to 20% in 2014. While we anticipate future sales growth from our expanded sales force, we also anticipate a short-term decrease in average sales per day per sales representative, as new representatives build up customer relationships in their territories.

Average daily sales in the first quarter of 2014 rose above the average daily sales in the first quarter of 2013 by 3.0%, as we had an average of 57 more sales representatives participating in the first quarter of 2014 than we did in the prior year quarter.

Due to a continuing focus on controlling costs and improving the efficiency of our operations, our selling, general and administrative expenses continued to decrease as a percentage of sales in the first quarter of 2014 compared to a year ago. A $2.9 million non-cash impairment charge was recorded in the first quarter of 2014 related to the Reno distribution center.

Quarter ended March 31, 2014 compared to quarter ended March 31, 2013

A summary of our financial performance for the three months ended March 31, 2014 and 2013 is presented below:

	2014		2013
($ in thousands)	Amount	% of Net Sales	Amount	% of Net Sales

Net sales	$69,204	100.0%	$67,213	100.0%
Cost of goods sold	27,926	40.4%	27,399	40.8%
Gross profit	41,278	59.6%	39,814	59.2%

Operating expenses:
Selling expenses	21,280	30.7%	21,607	32.1%
General and administrative expenses	21,797	31.5%	21,737	32.4%
Total SG&A	43,077	62.2%	43,344	64.5%
Impairment loss	2,914	4.2%	—	—%
Total operating expenses	45,991	66.4%	43,344	64.5%

Operating loss	(4,713)	(6.8)%	(3,530)	(5.3)%

Other expenses, net	(392)	(0.6)%	(274)	(0.4)%

Loss from continuing operations before income taxes	(5,105)	(7.4)%	(3,804)	(5.7)%

Income tax benefit	(783)	(1.2)%	(200)	(0.3)%

Loss from continuing operations	$(4,322)	(6.2)%	$(3,604)	(5.4)%

Net Sales

Net sales for the first quarter of 2014 increased 3.0% to $69.2 million from $67.2 million in the first quarter of 2013. Excluding the Canadian exchange rate impact of $0.6 million, net sales increased 3.9% over the prior year quarter. Average daily sales increased to $1.098 million in the first quarter of 2014 compared to $1.067 million in the prior year quarter primarily due to an increase in the average number of sales representatives and existing sales representative productivity. Average daily sales per sales representative declined by 4.2% over the prior year period as newly hired sales representatives are in the early stages of building up customer relationships in their territories.

Gross Profit

Gross profit increased 3.7% in the first quarter of 2014 to $41.3 million from $39.8 million in the prior year quarter and increased as a percent of net sales to 59.6% from 59.2% a year ago, primarily due to lower outbound freight expense.

Selling Expenses

Selling expenses consist of compensation paid to our sales representatives and related expenses to support our sales efforts. Selling expenses decreased $0.3 million to $21.3 million in the first quarter of 2014 from $21.6 million in the prior year quarter. As a percent of net sales, selling expenses decreased to 30.7% in the first quarter of 2014 compared to 32.1% in the first quarter of 2013, primarily due to $1.2 million for a national sales meeting conducted in the first quarter of 2013 which was not held in 2014 and lower health insurance costs, partially offset by severance and the increased costs of hiring and onboarding new sales representatives in the first quarter of 2014.

General and Administrative Expenses

General and administrative expenses consist of expenses to operate our distribution network and overhead expenses to manage the business. General and administrative expenses increased slightly to $21.8 million in the first quarter of 2014 from $21.7 million in the prior year quarter The increase was primarily driven by an increase of $0.7 million in severance expense, mostly offset by a reduction in temporary help as we continued to focus on cost control measures.

Impairment Loss

In the first quarter of 2014 we committed to a plan to sell our Reno distribution center. As part of the review of the potential impact of a sale, we determined that the full carrying amount of the asset was not recoverable. Therefore, we recorded a $2.9 million non-cash impairment charge to reduce the carrying value of the property to its $8.4 million estimated fair market value.

Other Expenses, Net

Other expenses, net of $0.4 million and $0.3 million for the three months ended March 31, 2014 and 2013, respectively, consist primarily of interest charged on the outstanding borrowings under our Loan Agreement.

Income Tax Benefit

Primarily due to historical cumulative losses, substantially all of our deferred tax assets are subject to a tax valuation allowance. Although we are in a full tax valuation allowance position, an income tax benefit of $0.8 million and $0.2 million was recorded for the three months ended March 31, 2014 and 2013, respectively, primarily due to the allocation of income tax between continuing and discontinued operations.

Loss from Continuing Operations

We reported a loss from continuing operations of $4.3 million in the first quarter of 2014 compared to a loss from continuing operations of $3.6 million in the first quarter of 2013.

Liquidity and Capital Resources

Cash and cash equivalents were $1.0 million on March 31, 2014 compared to $0.7 million on December 31, 2013. Net cash used in continuing operations of $7.1 million for the three months ended March 31, 2014 was primarily used to fund an increase in accounts receivable of $3.0 million, reflecting increased sales during the first quarter compared to the fourth quarter of 2013, as well as to pay down accounts payable and other liabilities. The $2.2 million of net cash used in operations in the first three months months of 2013 was primarily used to fund increases in working capital.

In the first quarter of 2014, we received $12.1 million of net proceeds related to the sale of our ASMP subsidiary. Capital expenditures were $0.3 million in the first three months of 2014 compared to $1.2 million in the first three months of 2013. Capital expenditures in the first three months of 2014 were primarily for improvements to our information technology and to our McCook Facility. Capital expenditures in the first three months of 2013 were primarily for warehouse equipment to support the McCook facility and improvements to our sales order entry system and website.

We were able to pay down our revolving line of credit by $4.4 million in the first quarter of 2014 compared to a net borrowing of $3.7 million in the first three months of 2013. No dividends were paid to shareholders in the first three months of 2014 or 2013. Dividends are currently restricted under the Loan Agreement to amounts not to exceed $7.0 million annually.

Loan Agreement

In addition to other customary representations, warranties and covenants, we are required to meet a minimum trailing twelve month EBITDA to fixed charges ratio, as defined in the Loan Agreement, and a minimum quarterly tangible net worth level as defined in the Second Amendment. On March 31, 2014, we were in compliance with all financial covenants as detailed below:

Quarterly Financial Covenants	Requirement	Actual
EBITDA to fixed charges ratio	1.10 : 1.00	2.41 : 1.00
Minimum tangible net worth	$45.0 million	$54.5 million

While we met the minimum financial covenant levels for the quarter ended March 31, 2014, failure to meet these covenant requirements in future quarters could lead to higher financing costs, increased restrictions, or reduce or eliminate our ability to borrow funds and could have a material adverse effect on our business, financial condition and results of operations.

At March 31, 2014, we had an outstanding balance of $11.6 million under the revolving line of credit of our Loan Agreement and additional borrowing availability of $22.9 million. We believe cash provided by operations and funds available under our Loan Agreement are sufficient to fund our operating requirements, strategic initiatives and capital improvements throughout the remainder of 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk at March 31, 2014 from that reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

LAWSON PRODUCTS, INC.
(Registrant)

Dated:	April 24, 2014	/s/ Michael G. DeCata
Michael G. DeCata
President and Chief Executive Officer
(principal executive officer)

Dated:	April 24, 2014	/s/ Ronald J. Knutson
Ronald J. Knutson
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)