Form 10-Q
period 2014-09-30
LAWSON PRODUCTS INC/NEW/DE/
filed 2014-10-23
CIK 703604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 OR 15(d) of the Securities Exchange Act of 1934
For quarterly period ended September 30, 2014
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
The number of shares outstanding of the registrant’s common stock, $1 par value, as of October 15, 2014 was 8,697,843.

		Page #
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	4

	Condensed Consolidated Balance Sheets as of September 30, 2014 (Unaudited) and December 31, 2013	4

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2014 and 2013 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4.	Controls and Procedures	17

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 6.	Exhibits Index	18

	SIGNATURES	19

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

PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS
Lawson Products, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share data)

	September 30, 2014	December 31, 2013
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$1,078	$698
Restricted cash	800	800
Accounts receivable, less allowance for doubtful accounts	35,495	30,221
Inventories, net	44,427	45,774
Miscellaneous receivables and prepaid expenses	4,044	4,393
Deferred income taxes	5	5
Discontinued operations	—	8,960
Total current assets	85,849	90,851
Property, plant and equipment, net	42,169	58,974
Cash value of life insurance	9,135	9,179
Deferred income taxes	54	54
Other assets	529	481
Discontinued operations	—	406
Total assets	$137,736	$159,945

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$—	$16,078
Accounts payable	9,893	14,787
Accrued expenses and other liabilities	25,645	23,521
Discontinued operations	448	564
Total current liabilities	35,986	54,950
Security bonus plan	16,232	16,143
Financing lease obligation	9,624	10,223
Deferred compensation	5,160	5,867
Deferred rent liability	4,472	4,961
Other liabilities	1,762	1,889
Total liabilities	73,236	94,033

Stockholders’ equity:
Preferred stock, $1 par value:
Authorized - 500,000 shares; Issued and outstanding — None	—	—
Common stock, $1 par value:
Authorized - 35,000,000 shares; Issued - 8,709,921 and 8,670,512 shares, respectively; Outstanding - 8,697,843 and 8,658,885 shares, respectively	8,710	8,671
Capital in excess of par value	8,468	7,799
Retained earnings	45,947	47,644
Treasury stock – 12,078 and 11,627 shares, respectively	(194)	(187)
Accumulated other comprehensive income	1,569	1,985
Total stockholders’ equity	64,500	65,912

Total liabilities and stockholders’ equity	$137,736	$159,945

See notes to condensed consolidated financial statements.

Lawson Products, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$74,128	$68,235	$215,412	$203,765
Cost of goods sold	29,595	27,015	85,798	82,097
Gross profit	44,533	41,220	129,614	121,668

Operating expenses:
Selling expenses	23,577	21,305	67,807	63,530
General and administrative expenses	20,278	19,045	61,555	60,999
Total SG&A	43,855	40,350	129,362	124,529
Impairment loss	—	—	3,046	—
Operating expenses	43,855	40,350	132,408	124,529

Operating income (loss)	678	870	(2,794)	(2,861)

Interest expense	(182)	(365)	(637)	(799)
Other income (expenses), net	138	(19)	71	(150)

Income (loss) from continuing operations before income taxes	634	486	(3,360)	(3,810)
Income tax expense (benefit)	174	303	(296)	(398)

Income (loss) from continuing operations	460	183	(3,064)	(3,412)
Income and gain from discontinued operations, net of income taxes	—	418	1,367	1,187
Net income (loss)	$460	$601	$(1,697)	$(2,225)

Basic and diluted income (loss) per share of common stock:
Continuing operations	$0.05	$0.02	$(0.35)	$(0.40)
Discontinued operations	—	0.05	0.15	0.14
Net income (loss) per share	$0.05	$0.07	$(0.20)	$(0.26)

Basic and diluted weighted average shares outstanding
Basic weighted average shares outstanding	8,698	8,651	8,678	8,629
Dilutive effect of stock-based compensation	134	43	—	—
Diluted weighted average shares outstanding	8,832	8,694	8,678	8,629

Comprehensive income (loss)
Net income (loss)	$460	$601	$(1,697)	$(2,225)
Other comprehensive income (loss), net of tax
Adjustment for foreign currency translation	(492)	232	(416)	(243)
Net comprehensive income (loss)	$(32)	$833	$(2,113)	$(2,468)

See notes to condensed consolidated financial statements.

Lawson Products, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities:
Net loss	$(1,697)	$(2,225)
Less income from discontinued operations	(1,367)	(1,187)
Loss from continuing operations	(3,064)	(3,412)

Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	6,618	6,672
Stock-based compensation	3,956	1,705
Impairment loss	3,046	—
Loss (gain) on disposal of assets	97	(36)
Increase in restricted cash	—	(800)
Changes in operating assets and liabilities:
Accounts receivable	(6,033)	(2,923)
Inventories	1,124	(5)
Prepaid expenses and other assets	(700)	6,994
Accounts payable and other liabilities	(7,668)	(9,522)
Other	546	53
Net cash used in operating activities of continuing operations	(2,078)	(1,274)

Investing activities:
Additions to property, plant and equipment	(1,297)	(1,863)
Net proceeds related to sale of business	12,125	—
Net proceeds related to sale of assets	8,307	38
Net cash provided by (used in) investing activities of continuing operations	19,135	(1,825)

Financing activities:
Net (payments on) proceeds from revolving line of credit	(16,078)	2,188
Proceeds from stock option exercises	53	—
Net cash (used in) provided by financing activities of continuing operations	(16,025)	2,188

Discontinued operations:
Operating cash flows	(652)	(67)
Investing cash flows	—	(244)
Net cash used in discontinued operations	(652)	(311)

Increase (decrease) in cash and cash equivalents	380	(1,222)

Cash and cash equivalents at beginning of period	698	1,640

Cash and cash equivalents at end of period	$1,078	$418

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Lawson Products, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of the Company, all normal recurring adjustments have been made that are necessary to present fairly the results of operations for the interim periods. Operating results for the three month period ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Following the sale of substantially all of the assets of Automatic Screw Machine Products Company, Inc. (“ASMP”) (See Note 9 - Discontinued Operations), the Company operates in one reportable segment; the Maintenance, Repair and Operations ("MRO") segment as a distributor of products and services to the industrial, commercial, institutional, and governmental maintenance, repair and operations marketplace. Certain reclassifications have been made to the condensed consolidated financial statements for the three and nine months ended September 30, 2013 to conform to current period presentation. Such reclassifications had no effect on net income as previously reported.

The effect of restricted stock awards, market stock units and future stock option exercises equivalent to approximately 129,000 and 52,000 shares for the nine months ended September 30, 2014 and 2013, respectively, would have been anti-dilutive and therefore were excluded from the computation of diluted earnings per share.

There have been no material changes in the Company's significant accounting policies during the nine months ended September 30, 2014 as compared to the significant accounting policies described in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. The Company has determined that there were no subsequent events to recognize or disclose in these condensed consolidated financial statements.

In May 2014, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. This pronouncement is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and is to be applied using one of two retrospective application methods, with early application not permitted. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on the consolidated financial statements and has not yet determined the method by which the standard will be adopted in 2017.

Note 2 — Restricted Cash

The Company has agreed to maintain $0.8 million in a money market account as collateral for an outside party that is providing certain commercial card processing services for the Company. The Company is restricted from withdrawing this balance without the prior consent of the outside party during the term of the agreement.

Note 3 — Inventories, net

Inventories, consisting primarily of purchased goods which are offered for resale, were as follows:

	(Dollars in thousands)
	September 30, 2014	December 31, 2013
Inventories, gross	$49,891	$51,102
Reserve for obsolete and excess inventory	(5,464)	(5,328)
Inventories, net	$44,427	$45,774

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

At September 30, 2014, the Company had no debt outstanding under its revolving line of credit facility and $1.6 million outstanding letters of credit, leaving additional borrowing availability of $33.1 million. The Company paid interest of $0.7 million and $0.8 million for the nine months ended September 30, 2014 and 2013, respectively. The weighted average interest rate was 2.95% for the nine months ended September 30, 2014.

In addition to other customary representations, warranties and covenants, the Company is required to meet a minimum trailing twelve month EBITDA to fixed charges ratio, as defined in the Loan Agreement, and a minimum quarterly tangible net worth level as defined in the Second Amendment. On September 30, 2014, we were in compliance with all financial covenants as detailed below:

Quarterly Financial Covenants	Requirement	Actual
EBITDA to fixed charges ratio	1.10 : 1.00	2.73 : 1.00
Minimum tangible net worth	$45.0 million	$56.7 million

Note 5 — Severance Reserve

Changes in the Company’s reserve for severance as of September 30, 2014 and 2013 were as follows:

	(Dollars in thousands)
	Nine Months Ended September 30,
	2014	2013
Balance at beginning of period	$1,769	$4,417
Charged to earnings	690	964
Payments	(1,797)	(2,440)
Balance at end of period	$662	$2,941

Note 6 — Stock-Based Compensation

The Company recorded expense related to stock-based compensation of approximately $4.0 million and $1.7 million during the nine months ended September 30, 2014 and 2013, respectively. A summary of stock-based awards issued during the nine months ended September 30, 2014 follows:

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

Note 7 — Sale-leaseback and impairment loss

During the first nine months of 2014, the Company completed the sale of its Reno, Nevada, distribution center. As part of the review of the impact of a sale, the Company determined that the full carrying amount of the asset was not recoverable. Therefore, the Company recorded a $3.0 million non-cash impairment charge prior to the sale. The Company also entered into an agreement to leaseback approximately one half of the building for 10 years for a total of approximately $4.6 million of base rent plus operating expenses and real estate taxes to be paid over the term of the lease.

Note 8 — Income Taxes

Primarily due to the cumulative losses that the Company has incurred over the past three years, the Company determined that it was more likely than not that it will not be able to utilize its deferred tax assets to offset future taxable income. Therefore, substantially all deferred tax assets are subject to a tax valuation allowance until the Company can establish that the recoverability of its deferred tax assets is more likely than not to be realized. Although the Company is in a full tax valuation allowance position, a tax benefit of $0.3 million was recorded in continuing operations for the nine months ended September 30, 2014, primarily due to the allocation of tax expenses between continuing and discontinued operations.

The Company and its subsidiaries are subject to U.S. Federal income tax, as well as income tax of multiple state and foreign jurisdictions. As of September 30, 2014, the Company is subject to U.S. Federal income tax examinations for the years 2011 through 2013 and income tax examinations from various other jurisdictions for the years 2006 through 2013. The Company is also currently under examination by the Canada Revenue Authority ("CRA") for the years 2006 through 2010. The CRA examination was completed during May 2013 and resulted in proposed adjustments to taxable income of approximately $3.4 million in Canadian dollars for the 2008 and 2009 tax years. The Company is not in agreement with these adjustments and filed a request with Competent Authority programs in both the U.S. and Canada in October, 2013. The Competent Authority program assists taxpayers with respect to matters covered in the mutual agreement procedure provisions of tax treaties. Management has not recorded a reserve and is confident that the Company will prevail in this matter. The Company is unable to establish an estimated time frame in which this issue will be resolved through Competent Authority.

Earnings from the Company’s foreign subsidiaries are considered to be indefinitely reinvested. A distribution of these non-U.S. earnings in the form of dividends or otherwise would subject the Company to both U.S. Federal and state income taxes, as adjusted for foreign tax credits.

Note 9 — Discontinued Operations

On February 14, 2014, the Company completed the sale of substantially all of the assets of ASMP, a wholly-owned subsidiary, to Nelson Stud Welding, Inc. (“Buyer”), an indirect subsidiary of Doncasters Group Limited, for a purchase price of $12.5 million, subject to adjustments based on the closing date net working capital, plus the assumption of certain liabilities. In addition, the Buyer agreed to lease the real property located in Decatur, Alabama that was previously used by ASMP. The Company has classified ASMP's operating results as discontinued operations for all periods presented.

The following table details the components of income from discontinued operations:

	(Dollars in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales of ASMP	$—	$4,653	$2,462	$14,202

Pre-tax income from discontinued operations
ASMP	$—	$734	$346	$2,124
Other discontinued operations	—	—	—	(33)
Total pre-tax income	—	734	346	2,091
Income tax expense	—	(316)	(133)	(904)
Income from discontinued operations	$—	$418	$213	$1,187

Sale of discontinued operations
Pre-tax gain on sale of ASMP	$—	$—	$1,877	$—
Income tax expense	—	—	(723)	—
Net gain on sale of ASMP	$—	$—	$1,154	$—

Income from discontinued operations, net of taxes	$—	$418	$1,367	$1,187

Basic and diluted income per share
ASMP	$—	$0.05	$0.15	$0.14
Other discontinued operations	—	—	—	—
Total	$—	$0.05	$0.15	$0.14

Note 10 — Contingent Liabilities / Legal Settlement

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

               During the three months ended September 30, 2014, the Company received proceeds of $0.7 million from a legal settlement of alleged breaches of the Company’s restrictive covenant agreements which has been reflected in general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income for the period then ended.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

During the first nine months of 2014, we completed the previously announced sale of substantially all of the assets of Automatic Screw Machine Products Company, Inc. (“ASMP”), our wholly-owned subsidiary, to Nelson Stud Welding, Inc. (“Buyer”), an indirect subsidiary of Doncasters Group Limited, for net cash proceeds of approximately $12.1 million, We currently operate in one reportable segment: the Maintenance, Repair and Operations ("MRO") segment as a distributor of products and services to the industrial, commercial, institutional, and governmental maintenance, repair and operations marketplace. Certain reclassifications have been made to prior period amounts to conform to current period presentation. Such reclassifications had no effect on net income as previously reported.

The MRO industry is highly fragmented. We compete for business with several national distributors as well as a large number of regional and local distributors. The MRO business is significantly influenced by the overall strength of the manufacturing sector of the U.S. economy. One measure used to evaluate the strength of the industrial products market is the PMI index published by the Institute for Supply Management, which is considered by many economists to be the most reliable near-term economic barometer available. A measure above 50 generally indicates expansion of the manufacturing sector while a measure below 50 generally represents contraction. The average monthly PMI was 57.6 in the third quarter of 2014 compared to 55.7 in the third quarter of 2013 indicating a modest increase in the U.S. manufacturing growth rate from a year ago.

Our sales are also affected by the number of sales representatives and the amount of sales which each representative can generate, which we measure as average sales per day per sales representative. In the first nine months of 2014, we added 88 net new sales representatives to a total of 894 on September 30, 2014. We plan to increase our sales force by approximately 15% by the end of 2014 compared to the end of 2013. While we anticipate future sales growth from our expanded sales force, we also anticipate a short-term decrease in average sales per day per sales representative as new representatives build up customer relationships in their territories.

Average daily sales in the third quarter of 2014 rose above the average daily sales in the third quarter of 2013 by 8.6%, as we had an average of 108 more sales representatives participating in the third quarter of 2014 than we did in the prior year quarter.

Due to a continuing focus on controlling costs and improving the efficiency of our operations, our general and administrative expenses continued to decrease as a percentage of sales in the third quarter of 2014 compared to a year ago.

Quarter ended September 30, 2014 compared to the quarter ended September 30, 2013

A summary of our financial performance for the three months ended September 30, 2014 and 2013 is presented below:

	2014		2013
($ in thousands)	Amount	% of Net Sales	Amount	% of Net Sales

Net sales	$74,128	100.0%	$68,235	100.0%
Cost of goods sold	29,595	39.9%	27,015	39.6%
Gross profit	44,533	60.1%	41,220	60.4%

Operating expenses:
Selling expenses	23,577	31.8%	21,305	31.2%
General and administrative expenses	20,278	27.4%	19,045	27.9%
Total operating expenses	43,855	59.2%	40,350	59.1%

Operating income	678	0.9%	870	1.3%

Other expenses, net	(44)	(0.1)%	(384)	(0.6)%

Income from continuing operations before income taxes	634	0.9%	486	0.7%

Income tax expense	174	0.3%	303	0.4%

Income from continuing operations	$460	0.6%	$183	0.3%

Net Sales

Net sales for the third quarter of 2014 increased 8.6% to $74.1 million from $68.2 million in the third quarter of 2013. Excluding the Canadian exchange rate impact of $0.3 million, net sales increased 9.1% over the prior year quarter. Average daily sales increased to $1.158 million in the third quarter of 2014, compared to $1.066 million in the prior year quarter primarily due to an increase in sales of 13% in our national accounts and approximately 19% in our Kent Automotive division, an increase in the average number of sales representatives and improved productivity of our existing sales representatives. Both the third quarter of 2014 and 2013 included 64 selling days. Average daily sales per sales representative declined by 4.6% over the prior year period as newly hired sales representatives are in the early stages of developing customer relationships in their territories.

The following chart illustrates the correlation between the number of active sales representatives and our average daily sales.

Gross Profit

Gross profit increased 8.0% in the third quarter of 2014 to $44.5 million from $41.2 million in the prior year quarter, but decreased as a percent of net sales to 60.1% from 60.4% a year ago, primarily due to lower net freight recoveries and an increase in lower margin national accounts.

Selling Expenses

Selling expenses consist of compensation paid to our sales representatives and related expenses to support our sales efforts. Selling expenses increased $2.3 million to $23.6 million in the third quarter of 2014 from $21.3 million in the prior year quarter. As a percent of net sales, selling expenses increased to 31.8% in the third quarter of 2014 compared to 31.2% in the third quarter of 2013, primarily due to fixed costs associated with new sales representatives as they develop customer relationships in their territories.

General and Administrative Expenses

General and administrative expenses consist of expenses to operate our distribution network and overhead expenses to manage the business. General and administrative expenses increased to $20.3 million in the third quarter of 2014 from $19.0 million in the prior year quarter. The increase was driven primarily by an increase in incentive compensation, partially offset by a decrease in severance expense, proceeds received from a favorable legal settlement in the amount of $0.7 million and costs associated with the opening of the McCook distribution facility in 2013.

Other Expenses, Net

Other expenses, net decreased by $0.3 million in the third quarter of 2014 compared to the third quarter of 2013, primarily due to lower average outstanding borrowings which led to a reduction in interest expense.

Income Tax Expense

Primarily due to historical cumulative losses, substantially all of our deferred tax assets are subject to a tax valuation allowance. Although we are in a full tax valuation allowance position, income tax expense of $0.2 million and $0.3 million for the three months ended September 30, 2014 and 2013, respectively, were recorded as a result of the allocation of income tax between continuing and discontinued operations.

Income from Continuing Operations

We reported income from continuing operations of $0.5 million in the third quarter of 2014 compared to $0.2 million in the third quarter of 2013.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

A summary of our financial performance for the nine months ended September 30, 2014 and 2013 is presented below:

	2014		2013
($ in thousands)	Amount	% of Net Sales	Amount	% of Net Sales

Net sales	$215,412	100.0%	$203,765	100.0%
Cost of goods sold	85,798	39.8%	82,097	40.3%
Gross profit	129,614	60.2%	121,668	59.7%

Operating expenses:
Selling expenses	67,807	31.5%	63,530	31.2%
General and administrative expenses	61,555	28.6%	60,999	29.9%
Total SG&A	129,362	60.1%	124,529	61.1%
Impairment loss	3,046	1.4%	—	—%
Total operating expenses	132,408	61.5%	124,529	61.1%

Operating loss	(2,794)	(1.3)%	(2,861)	(1.4)%

Other expenses, net	(566)	(0.3)%	(949)	(0.5)%

Loss from continuing operations before income taxes	(3,360)	(1.6)%	(3,810)	(1.9)%

Income tax benefit	(296)	(0.2)%	(398)	(0.2)%

Loss from continuing operations	$(3,064)	(1.4)%	$(3,412)	(1.7)%

Net Sales

Net sales for the nine months ended September 30, 2014 increased 5.7% to $215.4 million from $203.8 million in the nine months ended September 30, 2013. Excluding the Canadian exchange rate impact of $1.3 million, net sales increased 6.3% when compared to the same period last year. Average daily sales increased to $1.128 million in the first nine months of 2014 compared to $1.067 million in the prior period primarily due to an increase in sales of approximately 9% in our national accounts and 19% in our Kent Automotive division, an increase in the average number of sales representatives and improved productivity of our existing sales representatives. On a year-to-date basis, both 2014 and 2013 included 191 selling days.

Gross Profit

Gross profit increased 6.5% in the first nine months of 2014 to $129.6 million from $121.7 million in the first nine months of 2013 and increased as a percent of net sales to 60.2% from 59.7% a year ago, primarily due to lower outbound freight expense and improved distribution center efficiencies.

Selling Expenses

Selling expenses increased $4.3 million to $67.8 million in the first nine months of 2014 from $63.5 million in the first nine months of 2013. As a percent of net sales, selling expenses increased slightly to 31.5% in the first nine months of 2014 compared to 31.2% in the first nine months of 2013. Increased costs associated with new sales representatives including compensation, hiring and onboarding were partially offset by expenses incurred in the first nine months of 2013 related to a non-recurring national sales meeting.

General and Administrative Expenses

General and administrative expenses increased to $61.6 million in the first nine months of 2014 from $61.0 million in the prior year period. An increase in incentive compensation was offset partially by a favorable legal settlement in the amount of $0.7 million and costs associated with the opening of the McCook distribution facility in 2013.

Impairment Loss

During the first nine months of 2014 we completed the sale of our Reno, Nevada distribution center. During the process we determined that the full carrying amount of the asset was not recoverable. Therefore, we recorded a $3.0 million non-cash impairment charge to reduce the carrying value of the property to its actual fair market value prior to the sale.

Other Expenses, Net

Other expenses, net of $0.6 million and $0.9 million for the nine months ended September 30, 2014 and 2013, respectively, which consist primarily of interest charged on the outstanding borrowings under our Loan Agreement, declined in 2014 primarily as a result of a reduction in our average outstanding debt.

Income Tax Benefit

Primarily due to historical cumulative losses, substantially all of our deferred tax assets are subject to a tax valuation allowance. Although we are in a full tax valuation allowance position, income tax benefits of $0.3 million and $0.4 million were recorded for the nine months ended September 30, 2014 and 2013, respectively, primarily due to the allocation of income taxes between continuing and discontinued operations.

Loss from Continuing Operations

We reported a loss from continuing operations of $3.1 million in the first nine months of 2014 compared to a loss from continuing operations of $3.4 million in the first nine months of 2013. The loss recorded in 2014 was primarily driven by the impairment charge related to the sale of the Reno, Nevada, distribution center and additional incentive compensation as our stock price increased.

Liquidity and Capital Resources

Cash and cash equivalents were $1.1 million on September 30, 2014 compared to $0.7 million on December 31, 2013. Net cash used in continuing operations of $2.1 million for the nine months ended September 30, 2014 was primarily to fund an increase in accounts receivable of $6.0 million, reflecting increased sales during the third quarter compared to the fourth quarter of 2013, as well as to pay down accounts payable and other liabilities. The $1.3 million of net cash used in operations in the first nine months of 2013 was primarily used to fund increases in working capital.

In the first nine months of 2014, we received $12.1 million of net proceeds from the sale of our ASMP subsidiary and we received net proceeds of $8.3 million from the sale of the Reno, Nevada, distribution center. Capital expenditures were $1.3 million in the first nine months of 2014 compared to $1.9 million in the first nine months of 2013. Capital expenditures in the first nine months of 2014 were primarily for improvements to our information technology and our distribution centers. Capital expenditures in the first nine months of 2013 were primarily for warehouse equipment to support the McCook facility and for improvements to our sales order entry system and website.

Primarily using the net proceeds from the sale of ASMP and our Reno, Nevada, distribution center, we were able to pay down our revolving line of credit by $16.1 million resulting in no outstanding balance as of September 30, 2014. No dividends were paid to shareholders in the first nine months of 2014 or 2013. Dividends are currently restricted under the Loan Agreement to amounts not to exceed $7.0 million annually.

Loan Agreement

In addition to other customary representations, warranties and covenants, we are required to meet a minimum trailing twelve month EBITDA to fixed charges ratio, as defined in the Loan Agreement, and a minimum quarterly tangible net worth level as defined in the Second Amendment. On September 30, 2014, we were in compliance with all financial covenants as detailed below:

Quarterly Financial Covenants	Requirement	Actual
EBITDA to fixed charges ratio	1.10 : 1.00	2.73 : 1.00
Minimum tangible net worth	$45.0 million	$56.7 million

On September 30, 2014, we had no debt outstanding and $1.6 million of outstanding letters of credit with additional borrowing availability of $33.1 million under our Loan Agreement. We believe cash provided by operations and funds available under our Loan Agreement are sufficient to fund our operating requirements, strategic initiatives and capital improvements throughout the remainder of 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk at September 30, 2014 from that reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
ITEMS 1, 1A, 3, 4 and 5 of Part II are inapplicable and have been omitted from this report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the repurchases of the Company's Common Stock for the three months ended September 30, 2014. These shares were repurchased for the sole purpose of satisfying tax withholding obligations of certain individuals upon the vesting of restricted stock awards granted to them by the Company. No shares were repurchased in the open market.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2014	166	$12.25	—	—
August 1 to August 31, 2014	285	$16.40	—	—
September 1 to September 30, 2014	—	—	—	—
Total	451		—	—

ITEM 6. EXHIBITS

Exhibit #
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAWSON PRODUCTS, INC.
(Registrant)

Dated:	October 23, 2014	/s/ Michael G. DeCata
Michael G. DeCata
President and Chief Executive Officer
(principal executive officer)

Dated:	October 23, 2014	/s/ Ronald J. Knutson
Ronald J. Knutson
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)