Form 10-K
LAWSON PRODUCTS INC/NEW/DE/
filed 2015-02-19
CIK 703604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Yes  ☐      No  ☑
The aggregate market value of the registrant’s voting stock held by non-affiliates on June 30, 2014 (based upon the per share closing price of $16.29) was approximately $93,816,000.

As of January 31, 2015, 8,706,467 shares of Common Stock were outstanding.
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

We deliver quality products to our customers and offer them extensive product knowledge, product application expertise and Vendor Managed Inventory ("VMI") services. Our broad geographic sales coverage allows us to serve large multi-location customers. We compete for business primarily by offering a value-added service approach in which our highly trained sales representatives manage the product inventory for our customers. The VMI model makes it less likely that our customers will unintentionally run out of a product while optimizing their inventory levels.

Customers

During 2014, we sold products to approximately 70,000 customers and no customer accounted for more than three percent of net sales. In 2014, approximately 90% of our net sales were generated in the United States and approximately 10% in Canada. Our customers operate in a variety of industries including automotive repair, commercial vehicle maintenance, government, manufacturing, food processing, distribution, construction, oil and gas, mining, wholesale, service and others. Although seasonality is not significant in our business, due to fewer selling days during the holiday season, net sales in the fourth quarter are historically slightly lower than the first three quarters of the year.

Our customers include a wide range of purchasers of industrial supply products from small repair shops to large national and governmental accounts. Historically, we have been very effective selling to and servicing small and medium sized customer locations that value our service approach.

Operations

Sales orders are primarily generated from our sales representatives; however, customers can also order directly from our website or through our customer service team via fax or phone. We ship products to customers in all 50 states, Puerto Rico, Canada, Mexico and the Caribbean. We normally ship to our customers within one day of order placement.

Our MRO distribution process normally entails the purchase of product from suppliers in bulk for delivery to our packaging and distribution facility in McCook, Illinois (“McCook Facility”) for possible repackaging, labeling or cross-docking. Product is then either stocked in the McCook Facility or delivered to one of four additional regionally located distribution centers in Georgia, Nevada, New Jersey and Ontario. As orders are received, product is picked, packed and delivered to our customers. Many factors affect the efficiency of this process including the physical design of the distribution centers, routing logistics, the number of times the product needs to be handled, transportation costs and the flexibility to meet the requirements of our customers.

Products

Our product offerings are listed on our website and in catalogs distributed to our customers. Sales percentages by broad categories of our product mix in 2014 were as follows:

Product Category	Percentage
Fastening systems	21%
Fluid power	16%
Specialty chemicals	15%
Cutting tools and abrasives	14%
Electrical	12%
Aftermarket automotive supplies	7%
Safety	4%
Welding and metal repair	3%
Other	8%
100%

We offer approximately 300,000 different core products for sale of which approximately 50,000 products are maintained in our distribution centers. We strive to carry sufficient inventory to ensure product availability and rapid processing of customer orders. Accurate forecasting of customer demand is essential to establish the proper level of inventory for each product. Inventory levels need to be sufficient to meet customer demand while avoiding the costs of stocking excess items.

During 2014, we purchased products from over 2,000 suppliers and no single supplier accounted for more than 10% of our purchases. The loss of one of our core suppliers could affect our operations by hindering our ability to provide full service to our customers.

Our quality control department tests our product offerings to ensure they meet our customers' specifications. We recommend solutions to help customers maximize product performance and avoid costly product failures. Our engineering department provides technical support for our products and offers on-site problem solutions. They also develop and present product safety and technical training seminars tailored to meet our customers' needs. Safety Data Sheets are maintained electronically and are available to our customers on our website.

Employees

Our organization supports a culture of continuous improvement and emphasizes the importance of addressing the needs of our customers. We require our employees to act with integrity in every aspect of our business while encouraging them to be results driven, team oriented and progressive.

On December 31, 2014, our workforce included approximately 1,510 individuals, comprised of approximately 1,100 in sales and marketing, approximately 320 in operations and distribution and approximately 90 in management and administration. Approximately 11% of our workforce is covered by three collective bargaining agreements. We believe that our relations with our employees and their collective bargaining organizations are good.

Sales Team

On December 31, 2014, our sales and marketing team consisted of approximately 1,100 individuals focused on servicing existing customers, identifying new customers, providing customer service support and providing on-site customer service. Of our total sales team, over 900 are sales representatives who are primarily organized into geographical regions. The performance of each region is the responsibility of a Regional Sales Director. Each region is further divided into geographically defined districts. The performance of each district is the responsibility of a District Sales Manager who reports to the Regional Sales Director. Our District Sales Managers work with the sales representatives to generate sales from new and existing customers. We also have a team dedicated to the acquisition of larger national accounts and a team dedicated to serving our governmental accounts. The national accounts are comprised of multi-location customers with a national scope. We have also assigned employees to concentrate solely on attracting new, mid-market accounts.

Our sales team receives education in the best uses of our products, enabling them to provide customized solutions to address our customers' needs including technical expertise and on-site problem resolution. The VMI service we offer consists of managing the customers inventory, ordering the right products in the optimal quantity and stocking the product for the customer when the product is delivered. The sales team also periodically provides product presentations to our customers that are designed to demonstrate how our products can improve their productivity. Additionally, we offer customized storage systems for improved organization and a more efficient work-flow and provide certain customers with software to enhance their billing process.

Strategic Focus

In 2015, our focus will be to continue to grow our sales and further improve our operations to enhance the purchasing experience for our customers.

Grow sales

Our sales are directly affected by the size of our sales team and its territorial coverage. In 2014, we increased the size of our sales team, adding 110 net new sales representatives, to a total of 916 at December 31, 2014. In 2015, we plan to continue to expand our sales representative count to approximately 1,000 by the end of the year. Our plan to expand our sales force is designed to identify under-served territories that offer the greatest potential growth opportunity, locate and recruit talented sales representatives, provide them with the proper training, and successfully integrate them into our organization.

As we increase our sales coverage, we anticipate a short-term decrease in average sales per day per sales representative, as new representatives build up customer relationships in their territories. Our 2015 financial results may also be impacted by increased training and other costs related to the sales force expansion. However, we believe that these short-term investments will result in future opportunities as we leverage the impact of top-line growth over our fixed operating costs.

To acquire the best new sales talent and prepare them for success, we have developed an extensive talent acquisition strategy. We use both internal and external resources to identify and recruit the best available sales talent. Our training programs provide new sales representatives with the tools they need to maximize their sales potential. In 2014 we began to roll out new automated ordering application and scanners that, when fully implemented in 2015, are expected to improve the productivity of our sales representatives.

During the first quarter of 2015, we will conduct a four day national sales meeting which will bring together our sales representatives and include updates on our Company strategy, training and a supplier trade show to increase our sales representatives product knowledge. The event will also provide the sales representatives an opportunity to network and allow our newer hires to learn best practices from those with more experience.

Continually improve operations

In 2015, we will continue to leverage our past investments in the McCook Facility and our Enterprise Resource Planning ("ERP") system with a concentrated effort on enhancing our customers' purchasing experience, improving order completeness rates and service levels, and decreasing backorders. We made significant improvement in these areas in the past few years to solidify the operating foundation of the Company. That focus will continue throughout 2015.

Additionally, management has integrated a Lean Six Sigma process of continuous improvement into varying aspects of our business. Lean Six Sigma is a set of tools that allow a project team to analyze and improve selected business processes. The project teams work with the process owners to develop statistical measures to evaluate the effectiveness of the process, document the current components and process flow, examine the root cause and effect of current operations, design and implement new ways to improve performance and then measure the results for effectiveness.

We have implemented Lean Six Sigma in processes that we believe offer us the best potential return. In 2015, we plan to continue to expand the scope of our Lean Six Sigma initiative, train additional employees in the methodology and identify additional processes with the highest potential for improvement.

We believe our emphasis on continual improvement will lead to further reductions in error rates, increased processing speed, reduction in cycle times, standardization of procedures, and elimination of waste so we can become a more efficient and effective organization that provides our customers with the best purchasing experience possible while also leveraging our existing operating expenses.

Available Information

We file or furnish annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and file or furnish amendments to those reports pursuant to Section 13(a) or 15(d) of the Exchange Act and Section 16 reports with the Securities and Exchange Commission (“SEC”). The public can obtain copies of these materials by visiting the SEC's Public Reference Room at 100 F Street, NE, Washington DC 20549 or by accessing the SEC's website at http://www.sec.gov. The public may obtain information on the operation of the SEC's Public Reference Room by calling (800) SEC-0330. In addition, as soon as reasonably practicable after such materials are filed with or furnished to the SEC, we make copies available to the public free of charge through our website at www.lawsonproducts.com or by calling (773) 304-5050. Information on our website is not incorporated by reference into this report. We also make available, on our website, the charters of the committees of our Board of Directors, our Code of Business Conduct and our Corporate Governance Principles.

Executive Officers of the Registrant

The executive officers of Lawson as of February 1, 2015 were as follows:

Name	Age	Year First Elected to Present Office	Position
Michael G. DeCata	57	2012	President and Chief Executive Officer
Neil E. Jenkins	65	2004	Executive Vice President, Secretary and General Counsel
Ronald J. Knutson	51	2012	Executive Vice President, Chief Financial Officer
Allen D. Jacobson	51	2014	Senior Vice President, Sales
Shane T. McCarthy	46	2014	Senior Vice President, Supply Chain

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

Mr. McCarthy was elected Senior Vice President, Supply Chain in June of 2014. Mr. McCarthy served as Senior Vice President, Operations from July 2012 to June 2014 and previously served as Vice President of Distribution and Logistics from April 2008 to June 2012.

ITEM 1A. RISK FACTORS.

In addition to the other information in this Annual Report on Form 10-K for the fiscal year ended December 31, 2014, the following factors should be considered in evaluating Lawson's business. Our operating results depend upon many factors and are subject to various risks and uncertainties. The material risks and uncertainties known to us and described below may negatively affect our business operations or affect our financial results. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations or affect our financial results.

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

Adverse economic conditions could also affect our key suppliers and contractors. This could lead to us incurring additional expenses or result in delays in shipping products to our customers. Economic uncertainty can make it difficult for us to accurately predict future order activity and affect our ability to effectively manage inventory levels. Our ability to finance our operations by borrowing through our current Loan and Security Agreement ("Loan Agreement") could also be at risk if the lender is unable to provide funds under the terms of the agreement due to a bankruptcy or a restructuring. There are no assurances that we would be able to establish alternative financing or obtain financing with terms similar to our present Loan Agreement.

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

Our Loan Agreement contains financial and other restrictive covenants. These covenants could adversely affect us by limiting our financial and operating flexibility as well as our ability to plan for and react to market conditions and to meet our capital needs. Failure to meet these covenant requirements could lead to higher financing costs, increased restrictions, reduce or eliminate our ability to borrow funds, or accelerate the payment of our existing indebtedness. If we require more liquidity than is currently available to us under our Loan Agreement, we may need to raise additional funds through debt or equity offerings which may not be available when needed or may not be available on terms favorable to us. Should funding be insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

From time to time, we have experienced overall changes in the product mix demand of our customers. When our product mix changes, there can be no assurance that we will be able to maintain our historical gross profit margins. Changes in our customers, product mix, volume of orders or the prices charged could cause our gross profit margin percentage to decline. Our gross margin percentage may also come under pressure in the future if we increase the percentage of national accounts in our customer base, as sales to these customers are generally at lower margins.

Changes in energy costs and the cost of raw materials used in our products could impact our cost of goods and distribution and occupancy expenses, which may result in lower operating margins.

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

The recent decline in the price of oil has had a negative effect on some of our customers in the oil & gas and related industries. As a result, these customers may demand less product from us resulting in lower net sales.

Disruptions of our information and communication systems could adversely affect the Company.

We depend on our information and communication systems to process orders, purchase and manage inventory, maintain cost-effective operations, sell and ship products, manage accounts receivable collections and serve our customers. Disruptions in the operation of information and communication systems can occur due to a variety of factors including power outages, hardware failure, programming faults and human error. Disruptions in the operation of our information and communication systems, whether over a short or an extended period of time or affecting one or multiple distribution centers, could have a material adverse effect on our business, financial condition and results of operations.

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

We have committed to a plan to increase the size of our sales force which we believe will lead to increased sales and improve our long-term financial results. A successful expansion in our sales force requires us to identify under served territories that offer the greatest potential growth opportunity, locate and recruit talented sales representatives, provide them with the proper training, and successfully integrate them into our organization. This expansion plan requires significant investment in capital and resources and the failure to identify the optimal sales territories, recruit and retain quality sales representatives and provide them with sufficient support could adversely affect our operating results. Additionally, we anticipate a short-term decrease in average sales per day per sales representative as new representatives build up customer relationships in their territories.

It is also critical to retain the experienced and productive sales representatives that have historically contributed to our success. Failure to retain a sufficient number of talented, experienced and productive sales representatives could adversely affect our financial and operating results.

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

We are continually striving to improve operational efficiencies throughout our organization and to identify and initiate changes intended to improve our internal operations. The implementation of changes to our current operations involve a risk that the changes may not work as intended, may disrupt related processes, may not be properly applied or may not result in accomplishing the intended efficiencies. Failure to successfully manage the implementation of these changes could lead to disruptions in our operations.

The Company operates in highly competitive markets.

The MRO marketplace is highly competitive. Our competitors include large and small companies with similar or greater market presence, name recognition, and financial, marketing, and other resources. We believe the competition will continue to challenge our business with their product selection, financial resources and services.

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

A violation of Federal, state or local environmental protection regulations could lead to significant penalties and fines or other remediation costs.

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

Additionally, a facility we own in Decatur, Alabama was found to contain hazardous substances in the soil and groundwater as a result of historical operations prior to our ownership. We retained an environmental consulting firm to further investigate the contamination, including measurement and monitoring of the site. In October 2014, the Company received estimates from the environmental consulting firm for three potential remediation solutions. The estimates ranged between $0.3 million to $1.4 million. An agreement with Alabama’s voluntary cleanup program has not yet been reached regarding these remediation approaches and additional procedures may be required to remediate the situation that could negatively impact our operating results.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

At December 31, 2014, we owned or leased the following facilities:

Location	Function	Square Footage	Own/Lease	Lease Expiration

Chicago, Illinois (1)	Headquarters	86,300	Lease	March 2023
McCook, Illinois	Packaging/Distribution	306,805	Lease	June 2022
Fairfield, New Jersey	Distribution	60,000	Own
Mississauga, Ontario Canada	Distribution	78,000	Own
Reno, Nevada (2)	Distribution	105,214	Lease	June 2024
Suwanee, Georgia	Distribution	91,235	Own
Decatur, Alabama (3)	Lease	65,000	Own	February 2019

(1)	We have sub-leased approximately 17,100 feet of the Chicago, Illinois headquarters through March 2023.

(2)	In 2014, we completed the sale of our Reno, Nevada, distribution center and entered into an agreement to leaseback approximately one-half of the building for a 10-year term.

(3)	In connection with the sale of a discontinued business, we have agreed to lease the Decatur property to the buyer through February, 2019.

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

Stock Price Data

The Company’s Common Stock is traded on the NASDAQ Global Select Market under the symbol of “LAWS”. The following table sets forth the high and low sale prices as reported on the NASDAQ Global Select Market along with cash dividends declared for each outstanding share during the last two years for the periods presented.

	2014			2013
	High	Low	Cash Dividends Declared per Share	High	Low	Cash Dividends Declared per Share
First Quarter	$16.25	$12.17	$—	$19.02	$10.25	$—
Second Quarter	17.36	13.11	—	17.67	12.15	—
Third Quarter	23.19	15.96	—	14.08	9.41	—
Fourth Quarter	28.30	20.12	—	13.46	10.30	—

On January 31, 2015, the closing sales price of our common stock was $24.60 and the number of stockholders of record was 453. The amount of dividends we can issue is restricted to $7.0 million annually under the Loan and Security Agreement ("Loan Agreement").

Repurchased Shares of Stock

The following table summarizes the repurchases of the Company's Common Stock for the three months ended December 31, 2014. These shares were purchased for the sole purpose of satisfying tax withholding obligations of certain employees upon the vesting of restricted stock awards granted to them by the Company. No shares were repurchased in the open market.

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October 1 to October 31, 2014	—	—	—	—
November 1 to November 30, 2014	—	—	—	—
December 1 to December 31, 2014	1,805	26.72	—	—
Three months ended December 31, 2014	1,805		—	—

Stock Price Performance Chart

Set forth below is a line graph comparing the yearly change in the cumulative total stockholder return of the Company’s common stock against the cumulative total return of the Russell Microcap Index and a peer group (the “Peer Group”) of the Company for the five prior years. The Company selected the Russell Microcap Index because Lawson is a component of the index and the market capitalization of the other member companies are similar to Lawson’s market capitalization. The Peer Group consists of W.W. Grainger, Inc., Fastenal Company, and MSC Industrial Direct. The Company believes that the Peer Group is representative of the markets it serves in terms of product sales and customers. The chart below represents the hypothetical return, including reinvestment of dividends, on $100 if it was invested on December 31, 2009 in the respective stocks or index fund.

ITEM 6. SELECTED FINANCIAL DATA.

The following selected financial data should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto included in Item 8 in this Annual Report. The income statement data and balance sheet data are for, and as of the end of each of the years in the five-year period ended December 31, 2014 and are derived from the audited Consolidated Financial Statements of the Company. The results of discontinued operations have been reclassified from continuing operations for all periods presented.

	(Dollars in thousands, except per share data)
	2014 (1)	2013 (2)	2012 (3)	2011 (4)	2010 (5)
Net sales	$285,693	$269,503	$273,562	$300,399	$303,138

Income (loss) from continuing operations	$(6,061)	$(6,981)	$(64,033)	$(4,589)	$9,250
Income (loss) from discontinued operations	1,692	1,861	1,483	(35)	(2,313)
Net income (loss)	$(4,369)	$(5,120)	$(62,550)	$(4,624)	$6,937

Basic and diluted income (loss) per share of common stock:
Continuing operations	$(0.70)	$(0.81)	$(7.46)	$(0.54)	$1.09
Discontinued operations	0.20	0.22	0.18	—	(0.28)
Net income (loss)	$(0.50)	$(0.59)	$(7.28)	$(0.54)	$0.81

Cash dividends declared per share	$—	$—	$0.24	$0.48	$0.32

Total assets	$137,840	$159,945	$172,931	$222,748	$236,384

Noncurrent liabilities	$37,257	$39,083	$42,370	$36,697	$37,968

Stockholders’ equity	$61,855	$65,912	$70,733	$134,172	$142,865

Notes:

(1)	The 2014 results from continuing operations include a $3.0 million impairment charge related to the Reno, Nevada, distribution center.

(2)
The 2013 results from continuing operations include a $2.9 million charge related to the sub-lease of a portion of the leased headquarters and a $0.4 million benefit from the resolution of an employment tax matter.

(3)
The 2012 results from continuing operations include a goodwill impairment charge of $28.3 million, an increase in income tax expense of $33.3 million due to an increase in the deferred tax valuation allowance, a $3.9 million charge related to discontinuing certain products and a $3.7 million gain on the sale of assets.

(4)	The 2011 results from continuing operations include a $1.2 million provision for the estimated cost of settling an employment tax matter.

(5)	The 2010 results from continuing operations include a $4.1 million benefit from legal settlements and a $1.7 million gain on sale of assets.

IITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We operate in one reportable segment: as a distributor of products and services to the industrial, commercial, institutional, and governmental maintenance, repair and operations ("MRO") marketplace. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. Such reclassifications have no effect on net income as previously reported.

The North American MRO industry is highly fragmented. We compete for business with several national distributors as well as a large number of regional and local distributors. The MRO business is significantly influenced by the overall strength of the manufacturing sector of the U.S. economy. One measure used to evaluate the strength of the industrial products market is the PMI index published by the Institute for Supply Management. The PMI index is a composite index of economic activity in the United States manufacturing sector. It is published by the Institute for Supply Management and is available at http://www.ism.ws/. A measure of that index above 50 generally indicates expansion of the manufacturing sector while a measure below 50 generally represents contraction. The average monthly PMI was 55.8 for the year ended December 31, 2014 compared to 53.9 for the year ended December 31, 2013, indicating an increase in the U.S. manufacturing growth rate from a year ago.

Our sales are also affected by the number of sales representatives and the amount of sales each representative can generate, which we measure as average sales per day per sales representative. In 2014, we focused on increasing the number of sales representatives, adding 110 net new sales representatives, to a total of 916 at December 31, 2014. We plan to continue to expand our sales representative count to approximately 1,000 by the end of the 2015. While we anticipate future sales growth from our expanded sales force, we also anticipate a short-term decrease in average sales per day per sales representative, as new representatives build up customer relationships in their territories.

Average daily sales in 2014 rose above the average daily sales in 2013 by 6.0% as the number of average sales representatives increased by 92 over the prior year. 2014 results were negatively impacted by the non-cash impairment on the sale-leaseback of our Reno, Nevada distribution center in the amount of $3.0 million and total stock-based compensation expense of $6.4 million primarily as a result of our increased stock price.

Results of operations are examined in detail following a recap of our major activities in 2014.

2014 Activities

•	Increased Sales Team - We increased the number of net active sales representatives from 806 on December 31, 2013 to 916 on December 31, 2014.

•
Roll Out of New Sales Ordering Tool - During 2014, we completed the development of a new sales ordering tool allowing our sales team to access real time product pricing and availability in the field. Roll out of this tool to our sales team began in 2014 and will be implemented during 2015.

•	Sale of ASMP - We finalized the sale of our non-core Automatic Screw Machine Products Company, Inc. ("ASMP") subsidiary.

•	Sale-Leaseback of the Reno, Nevada Facility - We sold our Reno, Nevada distribution center and entered into a 10-year lease for approximately one-half of the facility that we had been utilizing.

•	Lean Six Sigma - We expanded our Lean Six Sigma process of continuous improvement into varying aspects of our business.

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

RESULTS OF CONTINUING OPERATIONS FOR 2014 AS COMPARED TO 2013

	Year Ended December 31,				Year-to-Year
	2014		2013		Change
(Dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%

Net sales	$285,693	100.0%	$269,503	100.0%	$16,190	6.0%
Cost of goods sold	113,144	39.6	108,208	40.2	4,936	4.6
Gross profit	172,549	60.4	161,295	59.8	11,254	7.0

Operating expenses:
Selling, general and administrative expenses
Selling expenses	90,776	31.8	84,273	31.3	6,503	7.7
General and administrative expenses	83,208	29.1	80,361	29.8	2,847	3.5
Total SG&A	173,984	60.9	164,634	61.1	9,350	5.7
Loss (gain) on sale of assets	142	—	(4)	—
Other operating expenses, net	3,386	1.2	2,528	0.9
Total operating expenses	177,512	62.1	167,158	62.0

Operating loss	(4,963)	(1.7)	(5,863)	(2.2)

Interest and other expenses, net	(871)	(0.3)	(1,259)	(0.4)

Loss from continuing operations before income tax expense (benefit)	(5,834)	(2.0)	(7,122)	(2.6)
Income tax expense (benefit)	227	0.1	(141)	—

Loss from continuing operations	$(6,061)	(2.1)%	$(6,981)	(2.6)%

Net Sales

Net sales increased 6.0% in 2014 to $285.7 million from $269.5 million in 2013. Excluding the negative Canadian exchange rate impact, net sales increased 6.7% for the year. Average daily sales were $1.134 million in 2014 compared to $1.069 million in 2013 due primarily to an increase in sales of 10% in our national accounts and approximately 16% in our Kent Automotive division, an increase in the average number of sales representatives and improved productivity of our existing sales representatives. Average daily sales per sales representative declined by 5.2% over the prior year as newly hired sales representatives are in the early stages of developing customer relationships in their territories.

The following chart illustrates the correlation between the number of active sales representatives and our average daily sales by quarter.
The fourth quarter decline in average daily sales resulted from newly hired sales reps as they build their territories, lower government spending and lower demand during the holiday season.

Gross Profit

Gross profit increased 7.0% in 2014 to $172.5 million from $161.3 million in 2013 and increased as a percent of net sales to 60.4% from 59.8% a year ago. The improved gross margin was primarily driven by lower net outbound freight expense, leveraging distribution center efficiencies, improved purchasing costs and better alignment of our earned gross margin with the commissions paid to our sales representatives.

Selling Expenses

Selling expenses consist of compensation paid to our sales representatives and related expenses to support our sales efforts. Selling expenses increased $6.5 million to $90.8 million in 2014 from $84.3 million in 2013 and increased as a percent of net sales to 31.8% from 31.3% in 2013. Increased costs associated with new sales representatives including compensation, hiring and onboarding expenses were offset partially by expenses incurred in 2013 related to a national sales meeting which were not incurred in 2014. We plan to conduct a national sales meeting in the first quarter of 2015.

General and Administrative Expenses

General and administrative expenses consist of expenses to operate our distribution network and overhead expenses to manage the business. General and administrative expenses increased $2.8 million to $83.2 million in 2014 from $80.4 million in 2013. An increase in stock-based compensation of $4.1 million in 2014 was offset partially by the additional costs associated with opening the McCook distribution facility in 2013 which were not present in 2014.

Other Operating Expenses, Net

In 2014, we completed the sale of our Reno, Nevada, distribution center. As part of the review of the impact of a sale, we determined that the full carrying amount of the asset was not recoverable. Therefore, we recorded a $3.0 million non-cash impairment charge prior to the sale. In conjunction with the sale, we entered into an agreement to leaseback approximately one-half of the building that we were previously using for a 10-year term. Also, in 2014 we recorded a reserve of $0.3 million related to estimated future remediation of an environmental matter involving land owned in Decatur, Alabama and recorded a $0.1 million loss on disposal of assets.

In 2013 we entered into an agreement to sub-lease a portion of our leased headquarters. Under lease accounting rules we recorded a $2.9 million charge, primarily representing the net difference between the Company's future scheduled lease payments and the expected proceeds from the sub-lease, as well as related asset write-downs. Also in 2013, we recorded a benefit of $0.4 million related to the settlement of an employment tax matter with the IRS for $0.8 million, as we had originally established a reserve of $1.2 million in 2011 as our best estimate of the outcome.

Interest and Other Expenses, net

Interest and other expenses, net decreased to $0.9 million in 2014 from $1.3 million in 2013 due primarily to a lower average debt balance which led to decreased interest expense.

Income Tax Expense (Benefit)

Due to historical cumulative losses, in 2012, we determined that it was more likely than not that we would not be able to utilize our deferred tax assets to offset future taxable income. Therefore, substantially all of our deferred tax assets are subject to a tax valuation allowance. Although we are in a full tax valuation allowance position, an income tax expense of $0.2 million and an income tax benefit of $0.1 million were recorded in 2014 and 2013, respectively. The 2014 tax expense was related to reserves for uncertain tax positions, partially offset by the allocation of income taxes between continuing and discontinued operations.

Loss from Continuing Operations

We reported losses from continuing operations of $6.1 million and $7.0 million in 2014 and 2013, respectively.

2014 earnings were negatively affected by the one-time $3.0 million impairment charge related to the sale of the Reno, Nevada, distribution center and a $6.4 million charge related to stock-based compensation primarily due to the increase in our stock price during the year.

The loss recorded in 2013 was due partially to the loss of $2.9 million recorded on the sub-lease of a portion of our headquarters and costs associated with the opening of the McCook distribution center.

RESULTS OF CONTINUING OPERATIONS FOR 2013 AS COMPARED TO 2012

	Year Ended December 31,				Year to Year
	2013		2012		Change
(Dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%

Net sales	$269,503	100.0%	$273,562	100.0%	$(4,059)	(1.5)%
Cost of goods sold	108,208	40.2	116,144	42.5	(7,936)	(6.8)
Gross profit	161,295	59.8	157,418	57.5	3,877	2.5

Operating expenses:
Selling expenses	84,273	31.3	80,310	29.4	3,963	4.9
General and administrative expenses	80,361	29.8	97,790	35.7	(17,429)	(17.8)
Total SG&A	164,634	61.1	178,100	65.1	(13,466)	(7.6)
Loss (gain) on sale of assets	(4)	—	(3,721)	(1.4)
Goodwill impairment	—	—	28,306	10.3
Other operating expenses, net	2,528	0.9	—	—
Total operating expenses	167,158	62.0	202,685	74.0

Operating loss	(5,863)	(2.2)	(45,267)	(16.5)

Interest and other expenses, net	(1,259)	(0.4)	(831)	(0.4)

Loss from continuing operations before income tax (benefit) expense	(7,122)	(2.6)	(46,098)	(16.9)
Income tax (benefit) expense	(141)	—	17,935	6.5

Loss from continuing operations	$(6,981)	(2.6)%	$(64,033)	(23.4)%

Net Sales

Net sales decreased 1.5% in 2013 to $269.5 million from $273.6 million in 2012. Excluding the negative Canadian exchange rate impact, net sales decreased 1.2% for the year. The majority of the $4.1 million decrease in sales was due primarily to a decrease in sales coverage as we had fewer average sales representatives in the first half 2013 compared to the first half of 2012. Government sales decreased $5.2 million compared to 2012. National accounts represented 14% of total sales in 2013.

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

Gross Profit

Gross profit increased 2.5% in 2013 to $161.3 million from $157.4 million in 2012. As a percent of net sales, gross profit margin increased to 59.8% in 2013 from 57.5% in 2012. The improved gross margin was primarily driven by lower outbound freight costs of $1.1 million and lower reserves for excess and obsolete inventory, as 2012 included a non-cash expense of $3.9 million related to discontinuing certain products.

Selling Expenses

Selling expenses increased $4.0 million to $84.3 million in 2013 from $80.3 million in 2012. The increase was primarily due to $2.2 million in increased health insurance costs and $1.2 million of expenses related to our 2013 national sales meeting. Selling expenses as a percent of net sales were 31.3% in 2013 compared to 29.4% in 2012.

General and Administrative Expenses

General and administrative expenses decreased $17.4 million to $80.4 million in 2013 from $97.8 million in 2012. The decrease was driven by actions taken in the first half of 2012 to reduce costs, primarily through a reduction in employee headcount and outside services. Employee compensation, excluding stock-based compensation, decreased $7.3 million, severance charges decreased $7.2 million and legal, consulting and other outside service expenses decreased $7.2 million in 2013 compared to the prior year. This was partially offset by a $2.6 million increase in stock-based compensation and $1.1 million increase in temporary labor in 2013.

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

Other Operating Expenses, Net

In 2013 we entered into an agreement to sub-lease a portion of our leased headquarters. Under lease accounting rules we recorded a $2.9 million charge, primarily representing the net difference between the Company's future scheduled lease payments and the expected proceeds from the sub-lease, as well as related asset write-downs. In 2013, we also recorded a benefit of $0.4 million related to the settlement of an employment tax matter with the IRS for $0.8 million, as we had originally established a reserve of $1.2 million in 2011 as our best estimate of the outcome.

Interest and Other Expenses, Net

Interest and other expenses, net increased to $1.3 million in 2013 from $0.8 million in 2012 primarily due to a higher average debt balance which led to an increase in interest expense.

Income Tax (Benefit) Expense

Primarily due to historical cumulative losses, substantially all of our deferred tax assets are subject to a tax valuation allowance. In 2012, we recorded an income tax expense of $17.9 million on a pre-tax loss of $46.1 million which included a $33.3 million increase in the valuation allowance on our deferred tax assets. The increase in the valuation allowance was primarily due to cumulative losses we had incurred over several reporting periods. We determined that it was more likely than not that we would not be able to utilize our deferred tax assets to offset future taxable income and, therefore, increased our deferred tax valuation allowance. In 2013 we continued to be in a full tax valuation allowance position and the $0.1 million of income tax benefit was related to reserves for uncertain tax positions, offset by the allocation of income taxes between continuing and discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $2.4 million in 2014 compared to $0.6 million in 2013 and cash used in operating activities of $8.3 million in 2012. The increase in cash from operations in 2014 and 2013 was due primarily to improved operating results. In 2012, cash used from operations was primarily due to operating losses.

Capital expenditures were $2.8 million in 2014 compared to $2.9 million in 2013 and $18.3 million in 2012. Capital expenditures in 2014 were primarily for reconfiguration of our Reno, Nevada, distribution center, facility improvements and upgrades to our information technology capabilities. Capital expenditures in 2013 were primarily for warehouse equipment to support operations in our McCook Facility, and for improvements to our sales order entry system and our redesigned website. Capital expenditures in 2012 were primarily for warehouse equipment for the opening of the McCook Facility, the build-out of the leased headquarters and expenditures related to our website redevelopment.

We have the ability to borrow funds through the Loan Agreement which consists of a $40.0 million revolving credit facility, which includes a $10.0 million sub-facility for letters of credit. The terms of the Loan Agreement as amended are more fully detailed in Note 8 – Loan Agreement of the Consolidated Financial Statements included in Item 8 of this Form 10-K. Net proceeds from the sale of ASMP and the sale-leaseback of our Reno, Nevada, distribution center were used to pay down outstanding borrowings.

At December 31, 2014, we had no borrowings on our revolving line of credit and had additional borrowing availability of $31.9 million.

In addition to other customary representations, warranties and covenants, we are required to meet a minimum trailing twelve month EBITDA to fixed charges ratio and a minimum quarterly tangible net worth level as defined in the Second Amendment of the Loan Agreement. On December 31, 2014, we were in compliance with all financial covenants as detailed below:

Quarterly Financial Covenants	Requirement	Actual
EBITDA to fixed charges ratio	1.10 : 1.00	2.61 : 1.00
Minimum tangible net worth	$45.0 million	$54.1 million

While we met the minimum financial covenant levels for the quarter ended December 31, 2014, failure to meet these covenant requirements in future quarters could lead to higher financing costs, increased restrictions, or reduce or eliminate our ability to borrow funds.

No cash dividends were paid in 2014 and 2013, while $3.1 million was paid to stockholders in 2012. Dividends are currently restricted under the Loan Agreement to amounts not to exceed $7.0 million annually.

We believe cash expected to be provided by operations and the funds available under our Loan Agreement are sufficient to fund our operating requirements, strategic initiatives and capital improvements throughout 2015.

DISCONTINUED OPERATIONS

In 2013, we entered into a non-binding letter-of-intent to sell substantially all of the assets of our non-core ASMP business and, as a result, classified their operating results as discontinued operations for all periods presented. In February 2014, we completed the sale for $12.5 million plus the assumption of certain liabilities and recorded a $1.9 million pre-tax gain on the sale. We retained ownership of the Decatur, Alabama facility, where ASMP was located, and are leasing it back to the buyer of the business. ASMP generated pre-tax operating earnings of $0.3 million, $2.8 million and $2.1 million in 2014, 2013 and 2012, respectively.

CONTRACTUAL OBLIGATIONS

Contractual obligations that require cash payments over future periods at December 31, 2014 were as follows:

(Dollars in thousands)		Payments due in years ended December 31,
	Total	2015	2016 – 2017	2018 - 2019	Thereafter
Operating leases (1)	15,803	1,718	3,529	3,648	6,908
Financing lease obligation	9,984	1,124	2,420	2,743	3,697
Capital leases	108	39	60	9	—
Security bonus plan (2)	16,089	232	—	—	15,857
Deferred compensation	6,410	1,208	974	291	3,937
Purchase commitments	10,985	10,985	—	—	—
Severance obligation	311	311	—	—	—
Total contractual cash obligations (3)	$59,690	$15,617	$6,983	$6,691	$30,399

(1)	Operating lease obligations are partially offset by future proceeds of $0.8 million from a sub-lease expiring in March 2023.

(2)
Payments to participants in our security bonus plan are made on a lump sum basis at time of separation from the Company. Payouts for known separation dates have been included in the scheduled year of payout, while payouts for unknown separation dates are reflected in the thereafter column.

(3)	The liability for unrecognized tax benefits was not included in the contractual obligations table due to the uncertain nature of potential future cash payments or settlements.

OFF-BALANCE SHEET ARRANGEMENTS

Of the $15.8 million operating lease obligation, $9.6 million relates to a lease agreement for our headquarters which expires in March 2023, and $4.4 million relates to a lease agreement for our Reno, Nevada, distribution center which expires in June 2024. The remainder of the operating leases relate to the lease of forklifts and office equipment. The lease obligation associated with our headquarters is partially offset by $0.8 million of total future minimum lease proceeds from a portion of the leased headquarters that has been sub-leased through March of 2023.

Also, as of December 31, 2014, we had contractual commitments to purchase $11.0 million of product from our suppliers and contractors.

CRITICAL ACCOUNTING POLICIES

We have disclosed our significant accounting policies in Note 2 to the consolidated financial statements. The following provides information on the accounts requiring more significant estimates.

Allowance for Doubtful Accounts — We evaluate the collectability of accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings, substantial down-grading of credit ratings), a specific reserve for bad debts is recorded against amounts due to reduce the receivable to the amount we believe will be collected. For all other customers, we recognize reserves for bad debts based on our historical experience of bad debt write-offs as a percent of accounts receivable outstanding. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations), the estimates of the recoverability of amounts due to us could be revised by a material amount. At December 31, 2014, our reserve was 2.3% of our gross accounts receivable outstanding. A hypothetical change of one percent to our reserve as a percent of our gross accounts receivable would have affected our annual doubtful accounts expense by approximately $0.3 million.

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

At December 31, 2014, our inventory reserve was $5.5 million, equal to approximately 11.1% of our total inventory. A hypothetical change of one percent to our reserve as a percent of total inventory would have affected our cost of goods sold by $0.5 million.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

One of our subsidiaries is located and operates in Canada using the Canadian dollar as its functional currency. Operating results are translated into U.S. dollars when consolidated into our financial statements. Therefore, we are exposed to market risk relating to the change in the value of the Canadian dollar relative to the U.S. dollar. A hypothetical 10% change in the Canadian exchange rate would have affected our 2014 net sales by $2.8 million and net assets by $1.0 million.

Certain compensation awards have been granted to our directors, officers and key employees that are payable in cash based upon the market price of our common stock. These awards are re-measured each reporting period and the effect of the change in the share price is reflected in our operating results. A hypothetical 10% change in the price of our common stock on December 31, 2014 would have affected our 2014 operating results by $1.1 million.

A number of our current and past employees have opted to defer a portion of their earned compensation to be paid at a future date. These individuals have the ability to invest the deferred compensation in one or more portfolios that track the performance of various mutual funds. As of December 31, 2014, the liability, which is based on the performance of these funds, was $6.4 million. Additionally, we have invested funds in life insurance policies on certain executives. As of December 31, 2014, the cash surrender value of life insurance policies invested in financial instruments similar to those supporting the deferred compensation liability was $8.1 million. Therefore, any future net increase or decrease in the market value of the deferred compensation liability would be offset by the performance of the portfolio of the cash value of the life insurance asset and the combined gain and loss would have no material effect on our financial results.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following information is presented in this item:

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Lawson Products, Inc.
Chicago, Illinois
We have audited the accompanying consolidated balance sheets of Lawson Products, Inc. as of December 31, 2014 and 2013 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lawson Products, Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lawson Products, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 19, 2015 expressed an unqualified opinion thereon.

/s/BDO USA, LLP
Chicago, IL
February 19, 2015

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows of Lawson Products, Inc. for the year ended December 31, 2012. Our audit also included the 2012 financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Lawson Products, Inc. for the year ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related 2012 financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Chicago, Illinois
February 25, 2013, except for Note 13, as to which the date is February 20, 2014

Lawson Products, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$4,207	$698
Restricted cash	800	800
Accounts receivable, less allowance for doubtful accounts of $733 and $828, respectively	31,546	30,221
Inventories	44,517	45,774
Miscellaneous receivables and prepaid expenses	5,433	4,393
Deferred income taxes	—	5
Discontinued operations	—	8,960
Total current assets	86,503	90,851

Property, plant and equipment, less accumulated depreciation and amortization	41,588	58,974
Cash value of life insurance	9,188	9,179
Deferred income taxes	51	54
Other assets	510	481
Discontinued operations	—	406
Total assets	$137,840	$159,945

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$—	$16,078
Accounts payable	7,867	14,787
Accrued expenses and other liabilities	30,616	23,521
Discontinued operations	245	564
Total current liabilities	38,728	54,950

Security bonus plan	15,857	16,143
Financing lease obligation	9,414	10,223
Deferred compensation	5,102	5,867
Deferred rent liability	4,361	4,961
Other liabilities	2,523	1,889
Total liabilities	75,985	94,033

Commitments and contingencies – Note 11

Stockholders’ equity:
Preferred stock, $1 par value:
Authorized - 500,000 shares, issued and outstanding - None	—	—
Common stock, $1 par value:
Authorized - 35,000,000 shares Issued – 8,720,350 and 8,670,512 shares, respectively Outstanding – 8,706,467 and 8,658,885 shares, respectively	8,720	8,671
Capital in excess of par value	8,701	7,799
Retained earnings	43,275	47,644
Treasury stock – 13,883 and 11,627 shares held, respectively	(267)	(187)
Accumulated other comprehensive income	1,426	1,985
Total stockholders’ equity	61,855	65,912
Total liabilities and stockholders’ equity	$137,840	$159,945

See notes to Consolidated Financial Statements

Lawson Products, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Dollars in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Net sales	$285,693	$269,503	$273,562
Cost of goods sold	113,144	108,208	116,144
Gross profit	172,549	161,295	157,418

Operating expenses:
Selling expenses	90,776	84,273	80,310
General and administrative expenses	83,208	80,361	97,790
Total SG&A	173,984	164,634	178,100
Loss (gain) on sale of assets	142	(4)	(3,721)
Goodwill impairment	—	—	28,306
Other operating expenses, net	3,386	2,528	—
Operating expenses	177,512	167,158	202,685

Operating loss	(4,963)	(5,863)	(45,267)

Interest expense	(772)	(1,097)	(775)
Other expenses, net	(99)	(162)	(56)

Loss from continuing operations before income taxes	(5,834)	(7,122)	(46,098)
Income tax expense (benefit)	227	(141)	17,935

Loss from continuing operations	(6,061)	(6,981)	(64,033)
Income and gain from discontinued operations	1,692	1,861	1,483
Net loss	$(4,369)	$(5,120)	$(62,550)

Basic and diluted income (loss) per share of common stock:
Continuing operations	$(0.70)	$(0.81)	$(7.46)
Discontinued operations	0.20	0.22	0.18
Net loss	$(0.50)	$(0.59)	$(7.28)

Comprehensive loss
Net loss	$(4,369)	$(5,120)	$(62,550)
Other comprehensive income (loss), net of tax:
Adjustment for foreign currency translation	(559)	(573)	418
Comprehensive loss	$(4,928)	$(5,693)	$(62,132)

See notes to Consolidated Financial Statements

Lawson Products, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands)

	Common Stock, $1 par value	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive income (loss)	Total stockholders' equity
Balance at January 1, 2012	$8,581	$6,210	$117,371	$(130)	$2,140	$134,172
Net loss	—	—	(62,550)	—	—	(62,550)
Adjustment for foreign currency translation	—	—	—	—	418	418
Stock-based compensation	—	775	—	—	—	775
Shares issued	34	(34)	—	—	—	—
Share repurchase under stock award program	—	—	—	(25)	—	(25)
Cash dividends declared	—	—	(2,057)	—	—	(2,057)
Balance at December 31, 2012	8,615	6,951	52,764	(155)	2,558	70,733

Net loss	—	—	(5,120)	—	—	(5,120)
Adjustment for foreign currency translation	—	—	—	—	(573)	(573)
Stock-based compensation	—	904	—	—	—	904
Shares issued	56	(56)	—	—	—	—
Share repurchase under stock award program	—	—	—	(32)	—	(32)
Balance at December 31, 2013	8,671	7,799	47,644	(187)	1,985	65,912

Net loss	—	—	(4,369)	—	—	(4,369)
Adjustment for foreign currency translation	—	—	—	—	(559)	(559)
Stock-based compensation	—	951	—	—	—	951
Shares issued	49	(49)	—	—	—	—
Share repurchase under stock award program	—	—	—	(80)	—	(80)
Balance at December 31, 2014	$8,720	$8,701	$43,275	$(267)	$1,426	$61,855

See notes to Consolidated Financial Statements

Lawson Products, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2014	2013	2012
Operating activities
Net loss	$(4,369)	$(5,120)	$(62,550)
Income from discontinued operations	(1,692)	(1,861)	(1,483)
Loss from continuing operations	(6,061)	(6,981)	(64,033)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	8,751	9,030	7,119
Deferred income taxes	8	13	17,444
Stock-based compensation	6,376	2,267	(306)
Loss (gain) on disposal of property and equipment	142	(4)	(3,721)
Long-lived asset impairment	3,046	—	—
Increase in restricted cash	—	(800)	—
Loss on sub-lease	—	2,538	—
Goodwill impairment	—	—	28,306
Changes in operating assets and liabilities:
Accounts receivable	(2,415)	(941)	10,024
Inventories	882	(1,404)	4,764
Prepaid expenses and other assets	(2,202)	6,391	2,017
Accounts payable and other liabilities	(6,826)	(9,410)	(11,537)
Other	690	(131)	1,581
Net cash provided by (used in) operating activities	$2,391	$568	$(8,342)

Investing activities
Purchases of property, plant and equipment	$(2,759)	$(2,908)	$(18,320)
Proceeds from sale of property	8,307	38	12,278
Proceeds related to sale of businesses, net	12,125	—	909
Net cash provided by (used in) investing activities	$17,673	$(2,870)	$(5,133)

Financing activities
Net (payments on) proceeds from revolving line of credit	$(16,078)	$(49)	$16,127
Proceeds from stock option exercises	53	—	—
Dividends paid	—	—	(3,084)
Payment of financing fees	—	—	(631)
Net cash (used in) provided by financing activities	$(16,025)	$(49)	$12,412

Discontinued operations
Operating cash flows	$(530)	$1,666	$768
Investing cash flows	—	(257)	(181)
Net cash provided by (used in) discontinued operations	$(530)	$1,409	$587

Increase (decrease) in cash and cash equivalents	3,509	(942)	(476)
Cash and cash equivalents at beginning of year	698	1,640	2,116
Cash and cash equivalents at end of year	$4,207	$698	$1,640

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

Inventories — Inventories principally consist of finished goods stated at the lower of cost or market using the first-in-first-out method. To reduce the cost basis of inventory to a lower of cost or market value, a reserve is recorded for slow-moving and obsolete inventory based on historical experience and monitoring of current inventory activity. Estimates are used to determine the necessity of recording these reserves based on periodic detailed analysis using both qualitative and quantitative factors. As part of this analysis, the Company considers several factors including the inventories length of time on hand, historical sales, product shelf life, product life cycle, product classification and product obsolescence.

Property, Plant and Equipment — Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation expense is computed by the straight-line method generally using useful lives of 20 to 30 years for buildings and improvements and 3 to 10 years for machinery and equipment, furniture and fixtures and vehicles. Amortization of financing and capital leases is included in depreciation expense. Depreciation expense was $4.8 million, $5.4 million and $4.3 million for 2014, 2013 and 2012, respectively. Capitalized software is amortized over estimated useful lives of 3 to 5 years using the straight-line method. Amortization expense of capitalized software was $3.8 million, $3.5 million and $2.8 million for 2014, 2013 and 2012, respectively.

Cash Value of Life Insurance — The Company has invested funds in life insurance policies on certain current and former employees. The cash surrender value of the policies is invested in various investment instruments and is recorded as an asset on our consolidated financial statements. The Company records these funds at contractual value. The change in the cash surrender value of the life insurance policies, which is recorded as a component of General and administrative expenses, is the change in the policies' contractual values.

Deferred Compensation — The Company’s Executive Deferral Plan (“Deferral Plan”) allows certain executives to defer payment of a portion of their earned compensation. The deferred compensation is recorded in an Account Balance, which is a bookkeeping entry made by the Company to measure the amount due to the participant. The Account Balance is equal to the participant’s deferred compensation, adjusted for increases and/or decreases in the amount that the participant has designated to one or more bookkeeping portfolios that track the performance of certain mutual funds. Lawson adjusts the deferred compensation liability to equal the contractual value of the participants’ Account Balances. These adjustments are the changes in contractual value of the individual plans and are recorded as a component of General and administrative expenses.

Stock-Based Compensation — Compensation based on the share value of the Company’s common stock is valued at its fair value at the grant date and the expense is recognized over the vesting period. Fair value is re-measured each reporting period for liability-classified awards that may be redeemable in cash.

Goodwill — Goodwill represents the cost of business acquisitions in excess of the fair value of identifiable net tangible and intangible assets acquired. Goodwill is allocated to the appropriate reporting unit as reviewed by the Company’s chief operating decision maker responsible for reviewing operating performance and allocating resources.  Impairment of goodwill is evaluated using a three-step process. First, we look at qualitative factors to determine whether events or circumstances exist that would lead us to determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If events or circumstances do exist that lead us to determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the fair value of the reporting unit is compared with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and thus, the third step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the third step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.

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

Impairment of Long-Lived Assets — The Company reviews its long-lived assets, including property, plant and equipment and intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. Recoverability is measured by a comparison of the assets' carrying amount to their expected future undiscounted net cash flows. If such assets are considered to be impaired, the impairment to be recognized is measured based on the amount by which the carrying amount of the asset exceeds its fair value. In 2014, in anticipation of a sale of its Reno , Nevada distribution center, the Company reviewed the future recoverability of the facility and recorded a $3.0 million non-cash impairment charge.

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

Foreign Currency — The accounts of foreign subsidiaries are measured using the local currency as the functional currency. All balance sheet amounts are translated into U.S. dollars using the exchange rates in effect at the applicable period end. Income statement amounts are translated using the average exchange rate for the applicable period. The gains and losses resulting from the changes in exchange rates from the translation of subsidiary accounts in local currency to U.S. dollars have been reported as a component of Accumulated other comprehensive income in the Consolidated Balance Sheets. Foreign currency transaction gains and losses result from the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. These gains and losses are included in the Consolidated Statements of Operations and Comprehensive Loss.

Treasury Stock —The Company repurchased 2,256, 2,691 and 2,474 shares of its common stock in 2014, 2013 and 2012, respectively, from employees upon the vesting of restricted stock to offset the income taxes owed by those employees. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of stockholders’ equity.

Use of Estimates — Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Recent Accounting Pronouncements

In June 2014 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-12, that clarifies that for share-based compensation instruments that vest based on performance conditions, the performance target should not be reflected in estimating the grant-date fair value of the award. Rather, compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. ASU 2014-12 is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. We currently have no instruments within the scope of ASU 2014-12, therefore, adoption of the new standard will have no effect on our financial position, results of operation or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. This pronouncement is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and is to be applied using one of two retrospective application methods, with early application not permitted. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on the consolidated financial statements and has not yet determined the method by which the standard will be adopted in 2017.

In April 10, 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The new guidance changes the requirements for reporting a discontinued operation. Only a disposal representing a strategic shift that has a major effect on the entity’s operations and financial results will have to be reported as a discontinued operation. Examples of strategic shifts meeting the new criteria include a disposal of a major geographical area, a major line of business, or a major equity-method investment. Under this new guidance, many disposals that might be routine and not a change in an entity’s strategy no longer will be reported as discontinued operations. For each comparative period, an entity’s statement of financial position must present separately the assets and liabilities of a disposal group qualifying as a discontinued operation. The ASU requires additional disclosures about the assets, liabilities, revenues, expenses, and cash flows of a discontinued operation. An entity also will be required to disclose the pretax income or loss attributable to a disposal of a significant component that does not qualify for discontinued operations presentation. ASU 2014-08 is effective for public companies for annual and interim periods beginning on or after December 15, 2014.

In May 2013, the FASB reissued an exposure draft on lease accounting that would require entities to recognize assets and liabilities arising from lease contracts on the balance sheet. The exposure draft states that lessees and lessors should apply a “right-of-use model” in accounting for all leases. Under the proposed model, lessees would recognize an asset for the right to use the leased asset, and a liability for the obligation to make rental payments over the lease term. The lease expense from real estate based leases would continue to be recorded under a straight line approach, but other leases not related to real estate would be expensed using an effective interest method that would accelerate lease expense. A final standard is expected to be issued in 2015 and would be effective no earlier than annual reporting periods beginning on January 1, 2017. The Company is currently assessing the impact that the adoption of this guidance would have on its financial position, results of operations and cash flows.

Note 3 — Restricted Cash

The Company has agreed to maintain $0.8 million in a money market account as collateral for an outside party that is providing certain commercial card processing services for the Company. The Company is restricted from withdrawing this balance without the prior consent of the outside party during the term of the agreement.

Note 4 – Inventories

Inventories, consisting primarily of purchased goods which are offered for resale, were as follows:

	(Dollars in thousands)
	December 31,
	2014	2013
Inventories, gross	$50,063	$51,102
Reserve for obsolete and excess inventory	(5,546)	(5,328)
Inventories, net	$44,517	$45,774

Note 5 - Property, Plant and Equipment

Components of property, plant and equipment were as follows:

	(Dollars in thousands)
	December 31,
	2014	2013
Land	$2,701	$5,864
Buildings and improvements	18,503	31,779
Machinery and equipment	22,418	22,989
Capitalized software	18,758	18,234
McCook Facility	12,961	12,961
Furniture and fixtures	5,703	4,424
Capital leases	302	1,007
Vehicles	168	164
Construction in progress	1,018	1,269
	82,532	98,691
Accumulated depreciation and amortization	(40,944)	(39,717)
	$41,588	$58,974

Note 6 – Income Taxes

Loss from continuing operations before income taxes consisted of the following:

	(Dollars in thousands)
	Year Ended December 31,
	2014	2013	2012
United States	$(4,355)	$(6,255)	$(36,808)
Canada	(1,479)	(867)	(9,290)
	$(5,834)	$(7,122)	$(46,098)

Provision (benefit) for income taxes from continuing operations for the years ended December 31, consisted of the following:

	(Dollars in thousands)
	Year Ended December 31,
	2014	2013	2012
Current income tax expense (benefit):
U.S. Federal	$(377)	$(864)	$(740)
U.S. state	79	84	215
Canada	525	639	1,016
Total	$227	$(141)	$491
Deferred income tax expense (benefit):
U.S. Federal	$—	$—	$16,159
U.S. state	—	—	1,160
Canada	—	—	125
Total	$—	$—	$17,444
Total income tax expense (benefit):
U.S. Federal	$(377)	$(864)	$15,419
U.S. state	79	84	1,375
Canada	525	639	1,141
Total	$227	$(141)	$17,935

The reconciliation between the effective income tax rate and the statutory federal rate for continuing operations was as follows:

	Year Ended December 31,
	2014	2013	2012
Statutory Federal rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
Change in valuation allowance	(26.9)	(30.3)	(72.4)
Change in uncertain tax positions	(9.0)	(9.8)	(4.4)
Executive life insurance	2.3	5.1	0.8
State and local taxes, net	2.8	3.2	2.6
Meals & entertainment	(2.6)	(1.9)	(0.3)
Provision to return differences	(3.2)	1.5	0.9
Other items, net	(2.3)	(0.8)	(1.1)
Provision for income taxes	(3.9)%	2.0%	(38.9)%

Income taxes paid for the years ended December 31, 2014, 2013, and 2012 totaled $0.2 million. In 2014, 2013 and 2012 the Company received $0.1 million, $0.7 million and $3.4 million, respectively, in income tax refunds primarily related to the carryback of net operating losses and recovery of income tax overpayments in prior years.

At December 31, 2014, the Company had $52.5 million of U.S. Federal net operating loss carryforwards which are subject to expiration beginning in 2030, and $0.5 million of foreign tax credit carryforwards which are subject to expiration beginning in 2020. In addition, the Company had $50.3 million of various state net operating loss carryforwards which expire at varying dates through 2033.

Primarily due to the cumulative losses incurred in recent years, management determined that it was more likely than not that the Company will not be able to utilize its deferred tax assets to offset future taxable income. Therefore, in 2014 and 2013 the Company increased its deferred tax valuation allowance by $0.8 million and $1.6 million, respectively. The tax valuation allowance will remain until the Company can establish that the recoverability of its deferred tax assets is more certain.

Deferred income tax assets and liabilities contain the following temporary differences:

	(Dollars in thousands)
	December 31,
	2014	2013
Deferred tax assets:
Compensation and benefits	$11,926	$10,883
Net operating loss carryforward	20,652	18,453
Inventory reserve	2,723	2,734
Accounts receivable reserve	287	353
Other	3,372	4,113
Total deferred tax assets	38,960	36,536
Deferred tax liabilities:
Property, plant and equipment	1,156	53
Other	1,078	590
Total deferred liabilities	2,234	643
Net deferred tax assets before valuation allowance	36,726	35,893
Valuation allowance	(36,675)	(35,834)
Net deferred tax assets	$51	$59

Net deferred tax assets:
Net current deferred tax assets	$—	$5
Net noncurrent deferred tax assets	51	54
Net deferred tax assets	$51	$59

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	(Dollars in thousands)
	December 31,
	2014	2013
Balance at beginning of year	$2,678	$2,127
Additions for tax positions of current year	287	462
Additions for tax positions of prior years	133	89
Reductions for tax positions of prior year	(134)	—
Balance at end of year	$2,964	$2,678

The recognition of the unrecognized tax benefits would have a favorable effect on the effective tax rate. Due to the uncertainty of both timing and resolution of income tax examinations, the Company is unable to determine whether any amounts included in the December 31, 2014 balance of unrecognized tax benefits represent tax positions that could significantly change during the next twelve months.

The Company and its subsidiaries are subject to U.S. Federal income tax as well as income tax of multiple state and foreign jurisdictions. As of December 31, 2014, the Company was subject to U.S Federal income tax examinations for the years 2011 through 2013 and income tax examinations from various other jurisdictions for the years 2006 through 2013. The Company was subject to an examination by the Canada Revenue Authority ("CRA") for the years 2006 through 2010. The CRA examination was completed during May 2013 and resulted in proposed adjustments which amount to $1.3 million of additional tax for the 2008 and 2009 tax years. The Company does not agree with these adjustments and filed a request with Competent Authority programs in both the U.S. and Canada in October, 2013. The Competent Authority program assists taxpayers with respect to matters covered in the mutual agreement procedure provisions of tax treaties. Management has not recorded a reserve and is confident that the Company will prevail in this matter. The Company is unable to establish an estimated time frame in which this issue will be resolved through Competent Authority.

Note 7 - Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	(Dollars in thousands)
	December 31,
	2014	2013
Accrued compensation	$9,783	$8,113
Accrued stock-based compensation	7,121	1,642
Accrued and withheld taxes, other than income taxes	1,440	1,259
Reserve for unrecognized tax benefits	879	962
Accrued health benefits	810	933
Financing lease obligation	809	745
Accrued profit sharing	582	124
Accrued severance	311	1,651
Other	8,881	8,092
	$30,616	$23,521

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

The applicable interest rates for borrowings are the Prime rate or, if the Company elects, the LIBOR rate plus 1.50% to 1.85% based on the Company’s debt to EBITDA ratio. The Loan Agreement is secured by a first priority perfected security interest in substantially all existing assets of the Company. Dividends are restricted so as not to exceed $7.0 million annually.

At December 31, 2014, the Company had no outstanding balance under its revolving line of credit facility and additional borrowing availability of $31.9 million. The Company paid interest of $0.8 million, $1.1 million and $0.7 million in 2014, 2013 and 2012, respectively. The weighted average interest rate was 2.94% in 2014. The Company had $1.6 million of outstanding letters of credit as of December 31, 2014.

In addition to other customary representations, warranties and covenants, we are required to meet a minimum trailing twelve month EBITDA, as defined in the Loan Agreement, to fixed charges ratio and a minimum quarterly tangible net worth level as defined in the Second Amendment. On December 31, 2014, we were in compliance with all financial covenants as detailed below:

Quarterly Financial Covenants	Requirement	Actual
EBITDA to fixed charges ratio	1.10 : 1.00	2.61 : 1.00
Minimum tangible net worth	$45.0 million	$54.1 million

Note 9 – Reserve for Severance

Severance costs are primarily related to management realignment and reorganization. The table below reflects the activity in the Company’s reserve for severance and related payments.

	(Dollars in thousands)
	Year Ended December 31,
	2014	2013	2012
Beginning balance	$1,769	$4,417	$1,282
Charged to earnings	631	837	8,021
Cash paid	(2,089)	(3,485)	(4,886)
Ending balance	$311	$1,769	$4,417

The remaining severance liabilities outstanding as of December 31, 2014 will be substantially paid by the end of 2015.

Note 10 - Retirement and Security Bonus Plans

The Company provides a 401(k) defined contribution plan to allow employees a pre-tax investment vehicle to save for retirement. Beginning January 1, 2012, the Company began contributing matching funds to the 401(k) plan. In 2013, the amount of contributions increased substantially as the U.S. sales representatives that converted from independent agents to employees on January 1, 2013 became eligible for the plan. The Company made contributions to the 401(k) plan of $2.9 million, $2.7 million and $1.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company provides a profit sharing plan for certain sales, office and warehouse employees. The amounts of the Company’s annual contributions are determined annually by the Board of Directors. Expenses incurred for the profit sharing plan were $0.6 million, $0.1 million and $0.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company has a security bonus plan for the benefit of its independent sales representatives, under the terms of which participants are credited with a percentage of their annual net commissions. The aggregate amounts credited to participants’ accounts vest 25% after five years, and an additional 5% vests each year thereafter upon qualification for the plan. On January 1, 2013, the Company converted all of its U.S. independent sales representatives to employees. The security bonus for those converted employees continue to vest, but their accounts are no longer credited with a percentage of net commissions. For financial reporting purposes, amounts are charged to operations over the vesting period. Expenses incurred for the security bonus plan were $0.6 million, $0.7 million and $2.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. The security bonus plan is partially funded by a $1.1 million investment in the cash surrender value in life insurance of certain employees.

Note 11 - Commitments and Contingencies

Lease Commitments

Total rental expense for the years ended December 31, 2014, 2013 and 2012 amounted to $1.8 million, $2.2 million and $2.5 million, respectively. Of the $15.8 million future minimum operating lease commitments outstanding at December 31, 2014, $9.6 million relates to a lease for the Company's headquarters which expires in March 2023. The lease commitment is partially offset by a portion of the headquarters that has been sub-leased through March 2023 and includes total future minimum lease proceeds of $0.8 million.

The Company has a financing lease for the McCook Facility which expires in June 2022 and includes future minimum lease payments, related to the building, of $10.0 million. A non-cash increase in assets and liabilities of $8.0 million in 2012 related to the construction of the McCook Facility was not reflected in the Consolidated Statements of Cash Flows as it represented a non-cash investing and financing activity.

The Company’s future minimum lease commitments, principally for facilities and equipment, as of December 31, 2014, were as follows:

	(Dollars in thousands)
Year ended December 31,	Operating Leases	Financing Lease	Capital Leases
2015	$1,718	$1,124	$39
2016	1,763	1,165	33
2017	1,766	1,255	27
2018	1,796	1,348	9
2019	1,852	1,395	—
Thereafter	6,908	3,697	—
Total	$15,803	$9,984	$108

At December 31, 2014, the cost and accumulated depreciation of the asset related to the financing lease were $13.0 million and $3.3 million, respectively, and the cost and accumulated amortization of the assets related to capital leases were $0.3 million and $0.2 million, respectively.

Litigation, regulatory and tax matters

  The Company is involved in legal actions that arise in the ordinary course of business. It is the opinion of management that the resolution of any currently pending litigation will not have a material adverse effect on the Company’s financial position or results of operations.

Environmental matter

In 2012, the Company identified that a site it owns in Decatur, Alabama contains hazardous substances in the soil and groundwater as a result of historical operations prior to the Company's ownership. The Company has retained an environmental consulting firm to further investigate the contamination including the measurement and monitoring of the site. In August 2013, the site was enrolled in Alabama's voluntary cleanup program. On October 30, 2014, the Company received estimates from its environmental consulting firm with three potential remediation solutions. The estimates include a range of viable remedial approaches, but agreement with Alabama’s voluntary cleanup program has not yet been reached. The first solution includes limited excavation and removal of the contaminated soil along with monitoring for a period up to 10 years. The second solution includes the first solution plus the installation of a groundwater extraction system. The third scenario includes the first and second solutions plus treatment injections to reduce the degradation time. The estimated expenditures over a 10-year period under the three scenarios range from $0.3 million to $1.4 million, of which up to $0.3 million may be capitalized. As the Company has determined that a loss is probable; however, no scenario is more likely than the other at this time, a liability in the amount of $0.3 million has been established and included in other long-term liabilities in the accompanying 2014 Consolidated Balance Sheet.

Tax matter

The Company was subject to an examination by the Canada Revenue Authority ("CRA") for the years 2006 through 2010. The CRA examination was completed during May 2013 and resulted in proposed adjustments which amount to $1.3 million of additional tax for the 2008 and 2009 tax years. The Company is not in agreement with these adjustments and filed a request with Competent Authority programs in both the U.S. and Canada in October, 2013. The Competent Authority program assists taxpayers with respect to matters covered in the mutual agreement procedure provisions of tax treaties. Management has not recorded a reserve and is confident that the Company will prevail in this matter. The Company is unable to establish an estimated time frame in which this issue will be resolved through Competent Authority.

Note 12 – Stock-Based Compensation Plans

Plan Administration

The Company's Amended and Restated 2009 Equity Compensation Plan (“Equity Plan”) provides for the grant of nonqualified and incentive stock options, stock awards and stock units to officers and employees of the Company. The Equity Plan also provides for the grant of option rights and restricted stock to non-employee directors. As of December 31, 2014, the Company had approximately 634,000 shares of common stock still available under the Equity Plan with no participant allowed a grant of more than 40,000 shares of common stock in any calendar year. The Equity Plan is administered by the Compensation Committee of the Board of Directors, or its designee, which as administrator of the plan, has the authority to select plan participants, grant awards, and determine the terms and conditions of the awards.

The Company also has a Stock Performance Rights Plan (“SPR Plan”) that provides for the issuance of Stock Performance Rights (“SPRs”) that allow non-employee directors, officers and key employees to receive cash awards, subject to certain restrictions, equal to the appreciation of the Company's common stock. The SPR Plan is administered by the Compensation Committee of the Board of Directors.

Stock Performance Rights

SPRs entitle the recipient to receive a cash payment equal to the excess of the market value of the Company's common stock over the SPR exercise price when the SPRs are surrendered. Expense, equal to the fair market value of the SPR at the date of grant and remeasured each reporting period, is recorded ratably over the vesting period. Employees and non-employee directors who are retirement eligible, defined as age 65 or older, are permitted to retain their awards after retirement and exercise them during the remaining contractual life. All expense is recognized on the date of grant for SPRs granted to retirement eligible recipients. Compensation expense or benefit is included in General and administrative expense. A majority of the outstanding SPRs have a seven to ten year life and vest over one to three years beginning on the first anniversary of the date of the grant.

On December 31, 2014, the SPRs outstanding were re-measured at fair value using the Black-Scholes valuation model. This model requires the input of subjective assumptions that may have a significant impact on the fair value estimate. The weighted-average estimated value of SPRs outstanding as of December 31, 2014 was $14.96 per SPR using the following assumptions:

Expected volatility	31.8% to 43.8%
Risk-free rate of return	0.1% to 1.5%
Expected term (in years)	0.2 to 4.5
Expected annual dividend	$0

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

Compensation expense of $5.5 million and $1.4 million was recorded for the years ended December 31, 2014 and 2013, respectively. A benefit of $0.6 million was recognized for the year ended December 31, 2012 as the overall decline in the fair value of the SPRs exceeded the amortization expense related to the unvested SPRs. An immaterial amount of cash was paid out for SPR exercises during the three year period ended December 31, 2014.

Activity related to the Company’s SPRs during the year ended December 31, 2014 was as follows:

	Number of SPRs	Weighted Average Exercise Price
Outstanding on December 31, 2013	619,269	$14.48
Granted	114,753	12.89
Exercised	(3,915)	15.66
Cancelled	(85,416)	11.86
Outstanding on December 31, 2014	644,691	14.50

Exercisable on December 31, 2014	342,700	$18.16

The SPRs outstanding had an intrinsic value of $8.9 million as of December 31, 2014. Unrecognized compensation cost related to non-vested SPRs was $2.0 million at December 31, 2014, which will be recognized over a weighted average period of 1.2 years. During the year ended December 31, 2014, 95,000 SPRs with a fair value of $1.0 million vested. At December 31, 2014, the weighted average remaining contractual term was 5.3 years for all outstanding SPRs and 4.0 years for all exercisable SPRs.

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

Compensation expense of $0.5 million, $0.6 million and $0.7 million related to the RSAs was recorded in General and administrative expenses for 2014, 2013 and 2012, respectively. Activity related to the Company’s RSAs during the year ended December 31, 2014 was as follows:

Restricted Stock Awards
Outstanding on December 31, 2013	47,901
Granted	37,123
Exchanged for shares	(45,231)
Cancelled	(4,670)
Outstanding on December 31, 2014	35,123

As of December 31, 2014, there was $0.3 million of total unrecognized compensation cost related to RSAs that will be recognized over a weighted average period of eleven months. The awards granted in 2014 had a weighted average grant date fair value of $16.72 per share.

Market Stock Units

Market Stock Units ("MSUs") are exchangeable for between 0% to 150% of the Company's common shares at the end of the vesting period based on the trailing thirty-day average closing price of the Company's common stock. Expense of $0.3 million and $0.2 million related to MSUs was recorded in the years ended December 31, 2014 and 2013, respectively. Activity related to the Company’s MSUs during the year ended December 31, 2014 was as follows:

	Number of Market Stock Units	Maximum Shares Potentially Issuable
Outstanding on December 31, 2013	58,999	88,499
Granted	54,948	82,422
Exchanged for shares	(884)	(1,326)
Cancelled	(24,463)	(36,695)
Outstanding on December 31, 2014	88,600	132,900

Stock Options

Each stock option can be exchanged for one share of the Company’s common stock. Activity related to the Company’s stock options during the year ended December 31, 2014 was as follows:

	Number of Stock Options	Weighted Average Exercise Price
Outstanding on December 31, 2013	12,198	$14.05
Exchanged for shares	(3,723)	14.04
Cancelled	(2,565)	14.09
Outstanding on December 31, 2014	5,910	14.04

Stock Awards

As of December 31, 2014, the Company had 95,000 stock awards outstanding which entitle the holder to receive shares of the Company’s common stock equal in value to the appreciation in the Company’s common stock from the exercise price of $10.00 up to the date the holder exercises the award. The stock awards vested on December 31, 2014 and expire on October 2, 2017.

Note 13 — Discontinued operations

On February 14, 2014, the Company completed the sale of substantially all of the assets of Automatic Screw Machine Products Company, Inc. ("ASMP"), a wholly-owned subsidiary, to Nelson Stud Welding, Inc. (“Buyer”), an indirect subsidiary of Doncasters Group Limited, for a purchase price of $12.5 million plus the assumption of certain liabilities. In addition, the Buyer agreed to lease the real property located in Decatur, Alabama where ASMP was located. The Company has classified ASMP's operating results as discontinued operations for all periods presented.

The following table details the components of income from discontinued operations:

	(Dollars in thousands)
	Year Ended December 31,
	2014	2013	2012
Net sales of ASMP	$2,462	$18,534	$16,925

Pre-tax operating income from discontinued operations
ASMP	$346	$2,801	$2,118
Other discontinued operations	—	40	167
Total pre-tax income	346	2,841	2,285
Income tax expense	133	980	802
Net income from discontinued operations	$213	$1,861	$1,483

Sale of discontinued operations
Pre-tax gain on sale of ASMP	$1,877	$—	$—
Income tax expense	398	—	—
Net gain on sale of ASMP	$1,479	$—	$—

Income from discontinued operations, net of taxes	$1,692	$1,861	$1,483

Basic and diluted income per share
ASMP	$0.20	$0.21	$0.15
Other discontinued operations	—	0.01	0.03
Total	$0.20	$0.22	$0.18

Note 14 - Sale of Properties

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

Note 15 - Goodwill

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

Note 16 - Other Operating Expenses, Net

Other operating expenses, net consisted of the following:

	(Dollars in thousands)
	Year Ended December 31,
	2014	2013	2012
Impairment loss	$3,046	$—	$—
Environmental remediation expense	340	—	—
Loss on sub-lease transaction	—	2,928	—
Employment tax matter	—	(400)	—
Total other operating expenses, net	$3,386	$2,528	$—

Impairment loss

In 2014, the Company completed the sale of its Reno, Nevada, distribution center. As part of the review of the impact of a sale, the Company determined that the full carrying amount of the asset was not recoverable. Therefore, the Company recorded a $3.0 million non-cash impairment charge prior to the sale. The Company entered into an agreement to leaseback approximately one-half of the building for a 10-year term.

Environmental remediation matter

In 2014, the Company established a reserve of $0.3 million related to future remediation of an environmental matter at the Decatur, Alabama facility. Refer to "Environmental Matter" in Note 11 for further details.

Loss on sub-lease transaction

In 2013, the Company entered into an agreement to sub-lease a portion of its leased headquarters. Under lease accounting rules, the Company recorded a $2.9 million charge, primarily representing the net difference between the Company's future scheduled lease payments and the expected proceeds from the sub-lease, as well as related asset write downs.

Employment tax matter

In 2013, the Company recorded a reduction in other operating expenses of $0.4 million as an employment tax matter with the IRS was settled for $0.8 million, The Company originally established a $1.2 million liability in 2011 as its best estimate of the cost of settling this employment tax matter that related to the classification of the sales representatives of one of the Company’s subsidiaries.

Note 17 – Earnings (Loss) Per Share

The computation of basic and diluted earnings (loss) per share consisted of the following:

	(Dollars in thousands, except per share data)
	Year Ended December 31,
	2014	2013	2012
Basic and diluted weighted average shares outstanding	8,683	8,634	8,589

Earnings (loss):
Continuing operations	$(6,061)	$(6,981)	$(64,033)
Discontinued operations	1,692	1,861	1,483
Net loss	$(4,369)	$(5,120)	$(62,550)

Basic and diluted earnings (loss) per share of common stock:
Continuing operations	$(0.70)	$(0.81)	$(7.46)
Discontinued operations	0.20	0.22	0.18
Net loss	$(0.50)	$(0.59)	$(7.28)

The effect of approximately 146,000, 58,000 and 23,000 restricted share awards outstanding and future stock option exercises for the years ended December 31, 2014, 2013 and 2012, respectively, would have been anti-dilutive and therefore, were excluded from the computation of diluted earnings per share.

Note 18 – Geographic Information

Financial information related to the Company’s continuing operations by geographic area follows:

	(Dollars in thousands)
	Year Ended December 31,
	2014	2013	2012
Net sales
United States	$257,428	$241,115	$245,196
Canada	28,265	28,388	28,366
Consolidated total	$285,693	$269,503	$273,562

Long-lived assets
United States	$39,171	$56,162	$63,730
Canada	2,417	2,812	3,251
Consolidated total	$41,588	$58,974	$66,981

Net sales are attributed to countries based on the location of customers. Long-lived assets consist of property, plant and equipment.

Note 19 - Summary of Unaudited Quarterly Results of Operations

Unaudited quarterly results of operations for the years ended December 31, 2014 and 2013 are summarized below:

	(Dollars in thousands, except per share data)
	2014 Quarter Ended
	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Net sales	$70,281	$74,128	$72,080	$69,204
Gross profit	42,935	44,533	43,803	41,278

Income (loss) from continuing operations (1)	$(2,997)	$460	$798	$(4,322)
Income from discontinued operations	325	—	—	1,367
Net income (loss)	$(2,672)	$460	$798	$(2,955)

Basic and diluted income (loss) per share of common stock:
Continuing operations	$(0.34)	$0.05	$0.09	$(0.50)
Discontinued operations (2)	0.03	—	—	0.16
Net income (loss) (2)	$(0.31)	$0.05	$0.09	$(0.34)

	2013 Quarter Ended
	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Net sales	$65,738	$68,235	$68,317	$67,213
Gross profit	39,627	41,220	40,634	39,814

Income (loss) from continuing operations (3)	$(3,569)	$183	$9	$(3,604)
Income from discontinued operations	674	418	388	381
Net income (loss)	$(2,895)	$601	$397	$(3,223)

Basic and diluted income (loss) per share of common stock:
Continuing operations	$(0.41)	$0.02	$—	$(0.42)
Discontinued operations (2)	0.08	0.05	0.05	0.05
Net income (loss) (2)	$(0.33)	$0.07	$0.05	$(0.37)

(1)	Loss from continuing operations for the three months ended March 31, 2014 includes a $2.9 million impairment charge related to the Reno, Nevada distribution center.

(2)
The sum of the quarterly earnings per share amounts do not equal the total annual earnings per share due to rounding and the uneven timing of earnings throughout the year compared to the weighted average shares outstanding.

(3)	Loss from continuing operations for the three months ended December 31, 2013 includes a $2.9 million loss related to a sub-lease transaction.

Lawson Products, Inc.
Schedule II -Valuation and Qualifying Accounts

The roll forward of valuation accounts were as follows:

	(Dollars in thousands)
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2014	$828	$715	$(810)	(1)	$733
Year ended December 31, 2013	1,637	126	(935)	(1)	828
Year ended December 31, 2012	1,865	1,582	(1,810)	(1)	1,637

Valuation allowance for deferred tax assets:
Year ended December 31, 2014	$35,834	$841	$—		$36,675
Year ended December 31, 2013	34,278	1,556	—		35,834
Year ended December 31, 2012	938	33,340	—		34,278

(1)	Uncollected receivables written off, net of recoveries and translation adjustments.

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

E&Y’s reports on the Company’s consolidated financial statements for the year ended December 31, 2012 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the Company’s fiscal 2012 and the subsequent interim period preceding E&Y’s dismissal, there were:

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

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.  In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission “Internal Control – Integrated Framework” (2013).  Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014. The Company’s independent registered public accounting firm, BDO USA, LLP, has audited and issued a report on the Company’s internal controls over financial reporting as set forth in this annual report.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Lawson Products, Inc.
Chicago, Illinois
We have audited Lawson Products, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in “Internal Control – Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Lawson Products, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Lawson Products, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lawson Products, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2014 and our report dated February 19, 2015 expressed an unqualified opinion thereon.
/s/BDO USA, LLP

Chicago, IL
February 19, 2015

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

a.    Directors

The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2015, under the caption “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.

b.    Executive Officers

The information required by this Item is set forth under the caption Item 1 — Business under “Executive Officers of the Registrant.”

c.    Audit Committee

Information on the Company’s Audit Committee is contained under the caption “Board of Directors Meetings and Committees” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2015, which is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2015, under the caption “Remuneration of Executive Officers,” which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2015 under the caption “Securities Beneficially Owned by Principal Stockholders and Management” which information is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2014 regarding the number of shares of common stock that were available for issuance under the Company’s equity compensation plans which are described in greater detail in Note 11 in the Consolidated Financial Statements.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (1) (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	267,090	$10.24	634,067
Equity compensation plans not approved by security holders	—	—	—
Total	267,090	$10.24	634,067

(1)	Includes potential common stock issuance of 35,123 from restricted stock awards, 131,057 from market stock units 5,910 from stock options and 95,000 from stock awards.

(2)	Weighted-average exercise price of 5,910 stock options and 95,000 stock awards.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2015 under the caption “Election of Directors” and “Certain Relationships and Related Transactions” which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required under this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2015 under the caption “Fees Paid to Independent Auditors” which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS,  FINANCIAL STATEMENT SCHEDULES.

(a)    (1)    See Index to Financial Statements in Item 8 on page 24.

(2)    See Schedule II in Item 8 on page 48.

(3)    See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAWSON PRODUCTS, INC

By:	/s/ Michael G. DeCata

Michael G. DeCata
President, Chief Executive Officer and Director
(principal executive officer)

	Date:	February 19, 2015

By:	/s/ Ronald J. Knutson

Ronald J. Knutson
Executive Vice President, Chief Financial Officer
(principal financial and accounting officer)

	Date:	February 19, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below this 19th day of February, 2015, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title
/s/ Ronald B. Port	Chairman of the Board
Ronald B. Port
/s/ Andrew B. Albert	Director
Andrew B. Albert
/s/ I. Steven Edelson	Director
I. Steven Edelson
/s/ James S. Errant	Director
James S. Errant
/s/ Lee S. Hillman	Director
Lee S. Hillman
/s/ Thomas S. Postek	Director
Thomas S. Postek
/s/ Wilma J. Smelcer	Director
Wilma J. Smelcer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation of the Company, as amended, incorporated herein by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.
3.2	Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated October 20, 2009.
10.1*	Amended and Restated Executive Deferral Plan, incorporated herein by reference from Exhibit 10(c)(7) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
10.2*	Lawson Products, Inc. Stock Performance Plan, incorporated herein by reference from Exhibit 10(c)(8) to the Company’' Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
10.3*	Form Letter regarding Stock Performance Rights, incorporated by reference to Exhibit 10(c)(16) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
10.4*	Lawson Products, Inc. Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 13, 2008.
10.5*	Form of Indemnification Agreement for Directors and Officers incorporated herein by reference to Exhibit 10.01 to the Company's Current Report on Form 8-K dated September 15, 2008.
10.6*	Form of Amended and Restated Award Agreement, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated February 12, 2009.
10.7
Loan and Security Agreement dated August 8, 2012 between the Company and The PrivateBank and Trust Company, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 8, 2012.

10.8*
Employment Agreement dated as of August 29, 2012 by and between Lawson Products, Inc., an Illinois corporation, and Neil E. Jenkins, incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated August 29, 2012.

10.9*
Employment Agreement dated as of August 29, 2012 by and between Lawson Products, Inc., an Illinois corporation, and Ron Knutson, incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated August 29, 2012.

10.10*
Employment Agreement dated as of October 16, 2012 by and between Lawson Products, Inc., an Illinois corporation, and Michael G. DeCata, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 16, 2012.

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

10.15
Real Estate Sales Contract and Escrow Instructions dated May 12, 2014 between the Company and KTR Property Trust III incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 12, 2014.

10.16	Agreement of Lease dated June 30, 2014 between the Company and KTR Property Trust III incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 30, 2014.
10.17*
Employment Agreement dated as of January 12, 2015 by and between Lawson Products, Inc., an Illinois corporation, and Michael G. DeCata, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 12, 2015.

10.18*
Award Agreement dated as of January 12, 2015 by and between Lawson Products, Inc., an Illinois corporation, and Michael G. DeCata, incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated January 12, 2015.

21	Subsidiaries of the Company.
23.1	Consent of BDO USA, LLP.
23.2	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Indicates management employment contracts or compensatory plans or arrangements.