Form 10-Q
period 2015-03-31
LAWSON PRODUCTS INC/NEW/DE/
filed 2015-04-30
CIK 703604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 OR 15(d) of the Securities Exchange Act of 1934
For quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, $1 par value, as of April 15, 2015 was 8,708,469.

“Safe Harbor” Statement under the Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms “may,” “should,” “could,” “anticipate,” “believe,” “continues,” “estimate,” “expect,” “intend,” “objective,” “plan,” “potential,” “project” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions or beliefs and are subject to a number of factors, assumptions and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include:

•	the effect of general economic and market conditions;

•	the ability to generate sufficient cash to fund our operating requirements;

•	the ability to meet the covenant requirements of our line of credit;

•	the market price of our common stock may decline;

•	inventory obsolescence;

•	work stoppages and other disruptions at transportation centers or shipping ports;

•	changing customer demand and product mixes;

•	increases in energy and commodity prices;

•	decreases in demand from oil & gas customers due to lower oil prices;

•	disruptions of our information and communication systems;

•	cyber attacks or other information security breaches;

•	failure to recruit, integrate and retain a talented workforce including productive sales representatives;

•	the inability of management to successfully implement strategic initiatives;

•	failure to manage change within the organization;

•	highly competitive market;

•	changes that affect governmental and other tax-supported entities;

•	violations of environmental protection or other governmental regulations;

•	negative changes related to tax matters; and

•	all other factors discussed in the Company’s “Risk Factors” set forth in its Annual Report on Form 10-K for the year ended December 31, 2014.

The Company undertakes no obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
Lawson Products, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share data)

	March 31, 2015	December 31, 2014
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$1,990	$4,207
Restricted cash	800	800
Accounts receivable, less allowance for doubtful accounts	33,068	31,546
Inventories	44,241	44,517
Miscellaneous receivables and prepaid expenses	4,020	5,433
Total current assets	84,119	86,503

Property, plant and equipment, net	39,684	41,588
Cash value of life insurance	9,349	9,188
Deferred income taxes	51	51
Other assets	491	510
Total assets	$133,694	$137,840

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,099	$7,867
Accrued expenses and other liabilities	24,910	30,861
Total current liabilities	37,009	38,728

Security bonus plan	15,403	15,857
Financing lease obligation	9,203	9,414
Deferred compensation	5,037	5,102
Deferred rent liability	4,246	4,361
Other liabilities	2,526	2,523
Total liabilities	73,424	75,985

Stockholders’ equity:
Preferred stock, $1 par value:
Authorized - 500,000 shares, Issued and outstanding — None	—	—
Common stock, $1 par value:
Authorized - 35,000,000 shares Issued - 8,722,352 and 8,720,350 shares, respectively Outstanding - 8,708,469 and 8,706,467 shares, respectively	8,722	8,720
Capital in excess of par value	8,973	8,701
Retained earnings	41,904	43,275
Treasury stock – 13,883 shares	(236)	(267)
Accumulated other comprehensive income	907	1,426
Total stockholders’ equity	60,270	61,855
Total liabilities and stockholders’ equity	$133,694	$137,840

See notes to condensed consolidated financial statements.

Lawson Products, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net sales	$69,904	$69,204
Cost of goods sold	27,021	27,926
Gross profit	42,883	41,278

Operating expenses:
Selling expenses	24,401	21,280
General and administrative expenses	19,429	21,797
Total SG&A	43,830	43,077
Impairment loss	—	2,914
Operating expenses	43,830	45,991

Operating loss	(947)	(4,713)

Interest expense	(136)	(244)
Other expenses, net	(233)	(148)

Loss from continuing operations before income taxes	(1,316)	(5,105)
Income tax expense (benefit)	55	(783)

Loss from continuing operations	(1,371)	(4,322)
Income and gain from discontinued operations, net of income taxes	—	1,367
Net loss	$(1,371)	$(2,955)

Basic and diluted income (loss) per share of common stock:
Continuing operations	$(0.16)	$(0.50)
Discontinued operations	—	0.16
Net loss per share	$(0.16)	$(0.34)

Basic and diluted weighted average shares outstanding	8,706	8,659

Comprehensive loss
Net loss	$(1,371)	$(2,955)
Other comprehensive loss, net of tax
Adjustment for foreign currency translation	(519)	(245)
Net comprehensive loss	$(1,890)	$(3,200)

See notes to condensed consolidated financial statements.

Lawson Products, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net loss	$(1,371)	$(2,955)
Less income and gain from discontinued operations	—	(1,367)
Loss from continuing operations	(1,371)	(4,322)

Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	2,096	2,295
Stock-based compensation	(747)	1,125
Impairment loss	—	2,914
Changes in operating assets and liabilities:
Accounts receivable	(1,994)	(3,030)
Inventories	(68)	2,255
Prepaid expenses and other assets	1,137	(1,484)
Accounts payable and other liabilities	(1,071)	(7,110)
Other	179	250
Net cash used in operating activities	$(1,839)	$(7,107)

Investing activities:
Additions to property, plant and equipment	$(352)	$(335)
Proceeds from sale of equipment	3	—
Proceeds related to sale of business, net	—	12,125
Net cash (used in) provided by investing activities	$(349)	$11,790

Financing activities:
Net payments on revolving line of credit	$—	$(4,443)
Net cash used in financing activities	$—	$(4,443)

Discontinued operations:
Operating cash flows	$(29)	$50
Net cash (used in) provided by discontinued operations	$(29)	$50

Increase (decrease) in cash and cash equivalents	(2,217)	290

Cash and cash equivalents at beginning of period	4,207	698

Cash and cash equivalents at end of period	$1,990	$988

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Lawson Products, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of the Company, all normal recurring adjustments have been made that are necessary to present fairly the results of operations for the interim periods. Operating results for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. Certain reclassifications have been made to the Condensed Consolidated Balance Sheet for December 31, 2014 to conform to current period presentation.

The Company operates in one reportable segment; the Maintenance, Repair and Operations ("MRO") segment as a distributor of products and services to the industrial, commercial, institutional, and governmental maintenance, repair and operations marketplace.

The effect of restricted stock awards, market stock units and future stock option exercises equivalent to approximately 184,000 and 117,000 shares for the three months ended March 31, 2015 and 2014, respectively, would have been anti-dilutive and therefore were excluded from the computation of diluted earnings per share.

There have been no material changes in the Company's significant accounting policies during the three months ended March 31, 2015 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2014.

Note 2 — Restricted Cash

The Company has agreed to maintain $0.8 million in a money market account as collateral for an outside party that is providing certain commercial card processing services for the Company. The Company is restricted from withdrawing this balance without the prior consent of the outside party during the term of the agreement.

Note 3 — Inventories

Inventories, consisting primarily of purchased goods which are offered for resale, were as follows:

	(Dollars in thousands)
	March 31, 2015	December 31, 2014
Inventories, gross	$49,917	$50,063
Reserve for obsolete and excess inventory	(5,676)	(5,546)
Inventories, net	$44,241	$44,517

Note 4 — Loan Agreement

In 2012, the Company entered into a Loan and Security Agreement (“Loan Agreement”) which expires in August 2017. Due to the lock box arrangement and a subjective acceleration clause contained in the borrowing agreement, any outstanding borrowings under the revolving line of credit is classified as a current liability. The Loan Agreement consists of a $40.0 million revolving line of credit facility, which includes a $10.0 million sub-facility for letters of credit. In December 2013, the Company entered into a Second Amendment to Loan and Security Agreement ("Second Amendment") which revised certain terms of the original Loan Agreement.

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

At March 31, 2015, the Company had no borrowings under its revolving line of credit facility and additional borrowing availability of $33.4 million. The Company paid interest of $0.1 million and $0.3 million for the three months ended March 31, 2015 and 2014, respectively. The weighted average interest rate was 3.25% for the three months ended March 31, 2015.

In addition to other customary representations, warranties and covenants, we are required to meet a minimum trailing twelve month EBITDA to fixed charges ratio, as defined in the Loan Agreement, and a minimum quarterly tangible net worth level as defined in the Second Amendment. On March 31, 2015, we were in compliance with all financial covenants as detailed below:

Quarterly Financial Covenants	Requirement	Actual
EBITDA to fixed charges ratio	1.10 : 1.00	2.37 : 1.00
Minimum tangible net worth	$45.0 million	$52.8 million

Note 5 — Severance Reserve

Changes in the Company’s reserve for severance as of March 31, 2015 and 2014 were as follows:

	(Dollars in thousands)
	Three Months Ended March 31,
	2015	2014
Balance at beginning of period	$311	$1,769
Charged to earnings	571	728
Payments	(216)	(754)
Balance at end of period	$666	$1,743

Note 6 — Stock-Based Compensation

The Company recorded a stock-based compensation benefit of $0.5 million in the first quarter of 2015 reflecting a decline in the price of the Company's common stock during the period. A $1.1 million expense was recorded in the first quarter of 2014 as the price of the Company's common stock increased during that period. A summary of stock based awards issued during the three months ended March 31, 2015 follows:

Stock Performance Rights ("SPRs")
The Company issued 380,000 SPRs to a key employee with an average exercise price of $28.40 per share that vest ratably on January 12, 2016, 2017 and 2018, and have a termination date of January 12, 2022. The Company also issued 29,373 SPRs to key employees with an exercise price of $25.16 per share that cliff vest on December 31, 2017 and have a termination date of December 31, 2022.

Market Stock Units ("MSUs")
The Company issued 30,633 MSUs to key employees with a vesting date of December 31, 2017. MSU's are exchangeable for the Company's common shares at the end of the vesting period. The number of shares of common stock that will be issued upon vesting, ranging from zero to 45,951, will be determined based upon the trailing thirty-day average closing price of the Company's common stock on December 31, 2017.

Stock Options
The Company issued 40,000 nonqualified stock options to a key employee with a weighted average exercise price of $28.40. The stock options vest ratably on January 12, 2016, 2017 and 2018, and have a term of 7 years.

Note 7 — Income Taxes

Primarily due to the cumulative losses that the Company has incurred over the past three years, the Company determined that it was more likely than not that it will not be able to utilize its deferred tax assets to offset future taxable income. Therefore, substantially all deferred tax assets are subject to a tax valuation allowance until the Company can establish that the recoverability of its deferred tax assets is more likely than not to be realized. Although the Company is in a full tax valuation allowance position, a tax expense of $0.1 million was recorded in continuing operations for the three months ended March 31, 2015, primarily due to state taxes and reserves for uncertain tax positions. The tax benefit of $0.8 million for the three months ended March 31, 2014 was due to the allocation of income taxes between continuing and discontinued operations partly offset by state taxes and reserves for uncertain tax positions.

The Company and its subsidiaries are subject to U.S. Federal income tax, as well as income tax of multiple state and foreign jurisdictions. As of March 31, 2015, the Company is subject to U.S. Federal income tax examinations for the years 2011 through 2013 and income tax examinations from various other jurisdictions for the years 2006 through 2013. The Company is also currently under examination by the Canada Revenue Authority ("CRA") for the years 2006 through 2010. The CRA examination was completed during May 2013 and resulted in proposed adjustments which amount to $1.3 million of additional tax for the 2008 and 2009 tax years. The Company is not in agreement with these adjustments and filed a request with Competent Authority programs in both the U.S. and Canada in October, 2013. The Competent Authority program assists taxpayers with respect to matters covered in the mutual agreement procedure provisions of tax treaties. Management has not recorded a reserve and is confident that the Company will prevail in this matter. The Company is unable to establish an estimated time frame in which this issue will be resolved through Competent Authority.

Earnings from the Company’s foreign subsidiaries are considered to be indefinitely reinvested. A distribution of these non-U.S. earnings in the form of dividends or otherwise would subject the Company to both U.S. Federal and state income taxes, as adjusted for foreign tax credits.

Note 8 — Impairment loss

In the first quarter of 2014 the Company committed to a plan to sell its Reno distribution center. As part of the review of the potential impact of a sale, the Company determined that the full carrying amount of the asset was not recoverable. Therefore, the Company recorded a $2.9 million non-cash impairment charge. In the second quarter of 2014, the Company completed the sale of the distribution center and entered into a 10-year agreement to leaseback approximately one-half of the facility that we had been utilizing.

Note 9 — Discontinued Operations

On February 14, 2014, the Company completed the sale of substantially all of the assets of Automatic Screw Machine Products Company, Inc. ("ASMP"), a wholly-owned subsidiary, to Nelson Stud Welding, Inc. (“Buyer”), an indirect subsidiary of Doncasters Group Limited, for a purchase price of $12.5 million. In addition, the Buyer agreed to lease the real property located in Decatur, Alabama currently used by ASMP. The Company classified ASMP's operating results as discontinued operations.

The following table details the components of income from discontinued operations:

	(Dollars in thousands, except per share data)
	Three Months Ended March 31,
	2015	2014
Net sales	$—	$2,462

Pre-tax income from discontinued operations	$—	$346
Income tax expense	—	(133)
Income from discontinued operations	$—	$213

Pre-tax gain on sale of ASMP	$—	$1,877
Income tax expense	—	(723)
Net gain on sale of ASMP	$—	$1,154

Income from discontinued operations, net of taxes	$—	$1,367

Basic and diluted income per share	$—	$0.16

Note 10 — Contingent Liabilities

In 2012, the Company identified that a site it owns in Decatur, Alabama contains hazardous substances in the soil and groundwater as a result of historical operations prior to the Company's ownership. The Company has retained an environmental consulting firm to further investigate the contamination including the measurement and monitoring of the site. In August 2013, the site was enrolled in Alabama's voluntary cleanup program. On October 30, 2014, the Company received estimates from its environmental consulting firm with three potential remediation solutions. The estimates include a range of viable remedial approaches, but agreement with Alabama’s voluntary cleanup program has not yet been reached. The first solution includes limited excavation and removal of the contaminated soil along with monitoring for a period up to 10 years. The second solution includes the first solution plus the installation of a groundwater extraction system. The third scenario includes the first and second solutions plus treatment injections to reduce the degradation time. The estimated expenditures over a 10-year period under the three scenarios range from $0.3 million to $1.4 million, of which up to $0.3 million may be capitalized. As the Company has determined that a loss is probable, however no scenario is more likely than the other at this time, a liability in the amount of $0.3 million was established in 2014. As of March 31, 2015, approximately $0.3 million remains accrued for remediation in other long-term liabilities on the accompanying consolidated balance sheet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The MRO industry is highly fragmented. We compete for business with several national distributors as well as a large number of regional and local distributors. The MRO business is significantly influenced by the overall strength of the manufacturing sector of the U.S. economy. One measure used to evaluate the strength of the industrial products market is the PMI index published by the Institute for Supply Management, which is considered by many economists to be a reliable near-term economic barometer. A measure above 50 generally indicates expansion of the manufacturing sector while a measure below 50 generally represents contraction. While the monthly PMI decreased throughout the quarter, the average monthly PMI was 52.6 in the first quarter of 2015 compared to 52.7 in the first quarter of 2014 indicating continued growth in the U.S. manufacturing economy.

Our sales are also affected by the number of sales representatives and the amount of sales which each representative can generate, which we measure as average sales per day per sales representative. In 2013, we began to focus on increasing the number of sales representatives. We ended the first quarter of 2015 with 917 sales representatives, an increase of 81 over the prior year quarter. We plan to continue to increase our sales force to approximately 1,000 by the end of 2015. While we anticipate future sales growth from our expanded sales force, we also anticipate a short-term decrease in average sales per day per sales representative, as new representatives build up customer relationships in their territories.

In the first quarter of 2015, we held a North American sales meeting that provided our sales representatives with product and sales training, improved their awareness of the Company's strategies and allowed them to network with their peers to share best practices. The investment in the sales meeting, including the cost of the 4-day event along with the lower sales volume during that period is viewed as a long-term investment in our sales team. The timing of the event also impacted our hiring of new sales representatives as the sales management team was unavailable for on-boarding and training activities. For the first quarter of 2015, our operating loss was $0.9 million, which included $1.9 million related to the cost of the North American sales meeting and the short-term impact on sales compared to a loss of $4.7 million a year ago which included a $2.9 million impairment loss. Although our North American sales meeting is not an annual event, we do plan to hold meetings in the future as we value their long-term impact on our organization.

Quarter ended March 31, 2015 compared to quarter ended March 31, 2014

	2015		2014
($ in thousands)	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$69,904	100.0%	$69,204	100.0%
Cost of goods sold	27,021	38.7%	27,926	40.4%
Gross profit	42,883	61.3%	41,278	59.6%

Operating expenses:
Selling expenses	24,401	34.9%	21,280	30.7%
General and administrative expenses	19,429	27.8%	21,797	31.5%
Total SG&A	43,830	62.7%	43,077	62.2%
Impairment loss	—	—%	2,914	4.2%
Operating expenses	43,830	62.7%	45,991	66.4%

Operating loss	(947)	(1.4)%	(4,713)	(6.8)%

Interest and other expenses, net	(369)	(0.5)%	(392)	(0.6)%

Loss from continuing operations before income taxes	(1,316)	(1.9)%	(5,105)	(7.4)%

Income tax expense (benefit)	55	0.1%	(783)	(1.2)%

Loss from continuing operations	$(1,371)	(2.0)%	$(4,322)	(6.2)%

Net Sales

Net sales for the first quarter of 2015 increased 1.0% to $69.9 million from $69.2 million in the first quarter of 2014. Excluding the Canadian exchange rate impact of $0.8 million, net sales increased 2.2% over the prior year quarter. Average daily sales increased to $1.110 million in the first quarter of 2015 compared to $1.098 million in the prior year quarter. The chart below illustrates the correlation between the number of active sales representatives and our average daily sales.
While sales increased over the prior year, average daily sales per sales representative in the first quarter of 2015 were negatively impacted by the decrease in the Canadian exchange rate, weak demand from our oil & gas segment, lost productivity from our sales representatives during the North American sales meeting, and lower productivity from newly hired sales reps as they build out their territories.

Gross Profit

Gross profit increased 3.9% in the first quarter of 2015 to $42.9 million from $41.3 million in the prior year quarter and increased as a percent of net sales to 61.3% from 59.6% a year ago, due primarily to lower purchasing costs that led to higher product margins along with improved distribution efficiencies.

Selling Expenses

Selling expenses consist of compensation paid to our sales representatives and related expenses to support our sales efforts. Selling expenses increased $3.1 million to $24.4 million in the first quarter of 2015 from $21.3 million in the prior year quarter. Selling expenses in the first quarter of 2015 included $1.9 million related to the national sales meeting which was not held in 2014. Excluding the cost of the North American sales meeting, selling expenses increased $1.2 million or 5.8% and increased as a percent of sales to 32.2% compared to 30.7% in the first quarter of 2014, primarily due to compensation of newly hired sales reps and higher health insurance costs.

General and Administrative Expenses

General and administrative expenses consist of expenses to operate our distribution network and overhead expenses to manage the business. General and administrative expenses decreased to $19.4 million in the first quarter of 2015 from $21.8 million in the prior year quarter. The decrease was primarily driven by lower stock-based compensation of $1.7 million as the price of our stock decreased during the first quarter of 2015 compared to an increase in our stock price in the prior year period. We also realized decreases across most expense categories as a result of continuous cost control management.

Impairment Loss

In the first quarter of 2014 we committed to a plan to sell our Reno distribution center. As part of the review of the potential impact of a sale, we determined that the full carrying amount of the asset was not recoverable. Therefore, we recorded a $2.9 million non-cash impairment charge to reduce the carrying cost of the facility to its fair market value.

Interest and Other Expenses, Net

Interest and other expenses, net remained constant at $0.4 million in the first quarters of both 2015 and 2014. Interest expense was $0.1 million lower in 2015 compared to 2014, reflecting a decrease in average borrowings under our Loan Agreement. This was offset by an increase in currency exchange losses of $0.1 million.

Income Tax Expense (Benefit)

Primarily due to historical cumulative losses, substantially all of our deferred tax assets are subject to a tax valuation allowance. Although we are in a full tax valuation allowance position, an income tax expense of $0.1 million was recorded in the first quarter of 2015 due to state taxes and reserves for uncertain tax positions. An income tax benefit of $0.8 million was recorded in the first quarter of 2014, primarily related to the allocation of income taxes between continuing and discontinued operations.

Loss from Continuing Operations

We reported a loss from continuing operations of $1.4 million in the first quarter of 2015 compared to a loss from continuing operations of $4.3 million in the first quarter of 2014.

Liquidity and Capital Resources

Cash and cash equivalents were $2.0 million on March 31, 2015 compared to $4.2 million on December 31, 2014. Net cash used in continuing operations of $1.8 million and $7.1 million for the three months ended March 31, 2015 and 2014, respectively, were primarily used to fund increases in working capital.

Capital expenditures, primarily for improvements to our distribution centers and information technology, were $0.4 million in the first three months of 2015 compared to $0.3 million in the first three months of 2014. In the first quarter of 2014, we received $12.1 million of net proceeds related to the sale of our Automatic Screw Machine Products Company, Inc. ("ASMP") subsidiary.

On March 31, 2015, we had no borrowings on our revolving line of credit. We were able to paydown our revolving line of credit by $4.4 million in the first quarter of 2014, primarily due to proceeds received from the sale of ASMP. No dividends were paid to shareholders in the first three months of 2015 or 2014. Dividends are currently restricted under the Loan Agreement to amounts not to exceed $7.0 million annually.

Loan Agreement

In addition to other customary representations, warranties and covenants, we are required to meet a minimum trailing twelve month EBITDA to fixed charges ratio, as defined in the Loan Agreement, and a minimum quarterly tangible net worth level as defined in the Second Amendment. On March 31, 2015, we were in compliance with all financial covenants as detailed below:

Quarterly Financial Covenants	Requirement	Actual
EBITDA to fixed charges ratio	1.10 : 1.00	2.37 : 1.00
Minimum tangible net worth	$45.0 million	$52.8 million

While we met the minimum financial covenant levels for the quarter ended March 31, 2015, failure to meet these covenant requirements in future quarters could lead to higher financing costs, increased restrictions, or reduce or eliminate our ability to borrow funds and could have a material adverse effect on our business, financial condition and results of operations.

At March 31, 2015, we had no outstanding borrowings under the revolving line of credit of our Loan Agreement and we had additional borrowing availability of $33.4 million. We believe cash provided by operations and funds available under our Loan Agreement are sufficient to fund our operating requirements, strategic initiatives and capital improvements throughout the remainder of 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk at March 31, 2015 from that reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

LAWSON PRODUCTS, INC.
(Registrant)

Dated:	April 30, 2015	/s/ Michael G. DeCata
Michael G. DeCata
President and Chief Executive Officer
(principal executive officer)

Dated:	April 30, 2015	/s/ Ronald J. Knutson
Ronald J. Knutson
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)