Form 10-Q
period 2015-06-30
LAWSON PRODUCTS INC/NEW/DE/
filed 2015-07-23
CIK 703604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 OR 15(d) of the Securities Exchange Act of 1934
For quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, $1 par value, as of July 15, 2015 was 8,740,378.

“Safe Harbor” Statement under the Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms “may,” “should,” “could,” “anticipate,” “believe,” “continues,” “estimate,” “expect,” “intend,” “objective,” “plan,” “potential,” “project” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions or beliefs and are subject to a number of factors, assumptions and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include:

•	the effect of general economic and market conditions;

•	the ability to generate sufficient cash to fund our operating requirements;

•	the ability to meet the covenant requirements of our line of credit;

•	the market price of our common stock may decline;

•	inventory obsolescence;

•	work stoppages and other disruptions at transportation centers or shipping ports;

•	changing customer demand and product mixes;

•	increases in energy and commodity prices;

•	decreases in demand from oil and gas customers due to lower oil prices;

•	disruptions of our information and communication systems;

•	cyber attacks or other information security breaches;

•	failure to recruit, integrate and retain a talented workforce including productive sales representatives;

•	the inability of management to successfully implement strategic initiatives;

•	failure to manage change within the organization;

•	highly competitive market;

•	changes that affect governmental and other tax-supported entities;

•	violations of environmental protection or other governmental regulations;

•	negative changes related to tax matters; and

•	all other factors discussed in the Company’s “Risk Factors” set forth in its Annual Report on Form 10-K for the year ended December 31, 2014.

The Company undertakes no obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
Lawson Products, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share data)

	June 30, 2015	December 31, 2014
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$5,353	$4,207
Restricted cash	800	800
Accounts receivable, less allowance for doubtful accounts	31,996	31,546
Inventories	41,740	44,517
Miscellaneous receivables and prepaid expenses	4,758	5,433
Total current assets	84,647	86,503

Property, plant and equipment, net	38,523	41,588
Cash value of life insurance	10,531	9,188
Deferred income taxes	51	51
Other assets	472	510
Total assets	$134,224	$137,840

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,499	$7,867
Accrued expenses and other liabilities	23,040	30,861
Total current liabilities	34,539	38,728

Security bonus plan	15,383	15,857
Financing lease obligation	8,992	9,414
Deferred compensation	4,953	5,102
Deferred rent liability	4,141	4,361
Other liabilities	2,616	2,523
Total liabilities	70,624	75,985

Stockholders’ equity:
Preferred stock, $1 par value:
Authorized - 500,000 shares, Issued and outstanding — None	—	—
Common stock, $1 par value:
Authorized - 35,000,000 shares Issued - 8,755,810 and 8,720,350 shares, respectively Outstanding - 8,740,378 and 8,706,467 shares, respectively	8,756	8,720
Capital in excess of par value	9,282	8,701
Retained earnings	44,830	43,275
Treasury stock – 15,432 and 13,883 shares, respectively	(272)	(267)
Accumulated other comprehensive income	1,004	1,426
Total stockholders’ equity	63,600	61,855
Total liabilities and stockholders’ equity	$134,224	$137,840

See notes to condensed consolidated financial statements.

Lawson Products, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$70,726	$72,080	$140,630	$141,284
Cost of goods sold	26,918	28,277	53,939	56,203
Gross profit	43,808	43,803	86,691	85,081

Operating expenses:
Selling expenses	21,949	22,950	46,350	44,230
General and administrative expenses	18,616	19,480	38,045	41,277
Total SG&A	40,565	42,430	84,395	85,507
Impairment loss	—	132	—	3,046
Operating expenses	40,565	42,562	84,395	88,553

Operating income (loss)	3,243	1,241	2,296	(3,472)

Interest expense	(142)	(211)	(278)	(455)
Other income (expenses), net	24	81	(209)	(67)

Income (loss) from continuing operations before income taxes	3,125	1,111	1,809	(3,994)
Income tax expense (benefit)	199	313	254	(470)

Income (loss) from continuing operations	2,926	798	1,555	(3,524)
Income and gain from discontinued operations, net of income taxes	—	—	—	1,367
Net income (loss)	$2,926	$798	$1,555	$(2,157)

Basic income (loss) per share of common stock:
Continuing operations	$0.34	$0.09	$0.18	$(0.41)
Discontinued operations	—	—	—	0.16
Net income (loss) per share	$0.34	$0.09	$0.18	$(0.25)

Diluted income (loss) per share of common stock:
Continuing operations	$0.33	$0.09	$0.17	$(0.41)
Discontinued operations	—	—	—	0.16
Net income (loss) per share	$0.33	$0.09	$0.17	$(0.25)

Comprehensive income (loss)
Net income (loss)	$2,926	$798	$1,555	$(2,157)
Other comprehensive income (loss), net of tax
Adjustment for foreign currency translation	97	321	(422)	76
Net comprehensive income (loss)	$3,023	$1,119	$1,133	$(2,081)

See notes to condensed consolidated financial statements.

Lawson Products, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities:
Net income (loss)	$1,555	$(2,157)
Less income and gain from discontinued operations	—	(1,367)
Income (loss) from continuing operations	1,555	(3,524)

Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	4,222	4,458
Stock-based compensation	430	1,533
Impairment loss	—	3,046
Changes in operating assets and liabilities:
Accounts receivable	(969)	(3,654)
Inventories	2,504	1,864
Prepaid expenses and other assets	(793)	(899)
Accounts payable and other liabilities	(4,846)	(7,663)
Other	248	486
Net cash provided by (used in) operating activities	$2,351	$(4,353)

Investing activities:
Additions to property, plant and equipment	$(1,229)	$(917)
Proceeds from sale of property and equipment	3	8,307
Proceeds related to sale of business, net	—	12,125
Net cash (used in) provided by investing activities	$(1,226)	$19,515

Financing activities:
Net payments on revolving line of credit	$—	$(13,632)
Proceeds from stock option exercises	50	—
Net cash provided by (used in) financing activities	$50	$(13,632)

Discontinued operations:
Operating cash flows	$(29)	$(639)
Net cash used in discontinued operations	$(29)	$(639)

Increase in cash and cash equivalents	1,146	891

Cash and cash equivalents at beginning of period	4,207	698

Cash and cash equivalents at end of period	$5,353	$1,589

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Lawson Products, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of the Company, all normal recurring adjustments have been made that are necessary to present fairly the results of operations for the interim periods. Operating results for the three and six month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. Certain reclassifications have been made to the Condensed Consolidated Balance Sheet for December 31, 2014 to conform to current period presentation.

The Company operates in one reportable segment as Maintenance, Repair and Operations ("MRO") distributors of products and services to the industrial, commercial, institutional, and governmental maintenance, repair and operations marketplace.

There have been no material changes in the Company's significant accounting policies during the three and six months ended June 30, 2015 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2014.

Note 2 — Restricted Cash

The Company has agreed to maintain $0.8 million in a money market account as collateral for an outside party that is providing certain commercial card processing services for the Company. The Company is restricted from withdrawing this balance without the prior consent of the outside party during the term of the agreement.

Note 3 — Inventories

Inventories, consisting primarily of purchased goods which are offered for resale, were as follows:

	(Dollars in thousands)
	June 30, 2015	December 31, 2014
Inventories, gross	$47,482	$50,063
Reserve for obsolete and excess inventory	(5,742)	(5,546)
Inventories, net	$41,740	$44,517

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

At June 30, 2015, the Company had no borrowings under its revolving line of credit facility and additional borrowing availability of $33.0 million. The Company paid interest of $0.3 million and $0.5 million for the six months ended June 30, 2015 and 2014, respectively. The weighted average interest rate was 3.25% for the six months ended June 30, 2015.

In addition to other customary representations, warranties and covenants, we are required to meet a minimum trailing twelve month EBITDA to fixed charges ratio, as defined in the Loan Agreement, and a minimum quarterly tangible net worth level as defined in the Second Amendment. On June 30, 2015, we were in compliance with all financial covenants as detailed below:

Quarterly Financial Covenants	Requirement	Actual
EBITDA to fixed charges ratio	1.10 : 1.00	2.73 : 1.00
Minimum tangible net worth	$45.0 million	$55.4 million

Note 5 — Severance Reserve

Changes in the Company’s reserve for severance as of June 30, 2015 and 2014 were as follows:

	(Dollars in thousands)
	Six Months Ended June 30,
	2015	2014
Balance at beginning of period	$311	$1,769
Charged to earnings	621	1,018
Payments	(504)	(1,325)
Balance at end of period	$428	$1,462

Note 6 — Stock-Based Compensation

The Company recorded stock-based compensation expenses of $0.4 million and $1.5 million in the first six months of 2015 and 2014, respectively. A portion of stock-based compensation expense is related to the market value of the Company's common stock and a portion is attributable to the amortization of the awards over their related vesting periods.

A summary of stock-based awards issued during the six months ended June 30, 2015 follows:

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

Restricted Stock Units ("RSUs")
The Company issued 22,820 RSUs to the Company's directors with a vesting date of May 11, 2016. Each RSU is exchangeable for one of the Company's common shares at the end of the vesting period.

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

Stock Options
The Company issued 40,000 nonqualified stock options to a key employee with a weighted average exercise price of $28.40 per share. The stock options vest ratably on January 12, 2016, 2017 and 2018, and have a term of 7 years.

Note 7 — Income Taxes

Primarily due to the cumulative losses that the Company has incurred over the past three years, the Company has determined that it is more likely than not that it will not be able to utilize its deferred tax assets to offset future taxable income. Therefore, substantially all deferred tax assets are subject to a tax valuation allowance until the Company can establish that the recoverability of its deferred tax assets is more likely than not to be realized. Although the Company is in a full tax valuation allowance position, a tax expense of $0.3 million was recorded in continuing operations for the six months ended June 30, 2015, primarily due to state taxes and reserves for uncertain tax positions. The tax benefit of $0.5 million for the six months ended June 30, 2014 was due to the allocation of income taxes between continuing and discontinued operations partly offset by state taxes and reserves for uncertain tax positions.

The Company and its subsidiaries are subject to U.S. Federal income tax, as well as income tax of multiple state and foreign jurisdictions. As of June 30, 2015, the Company is subject to U.S. Federal income tax examinations for the years 2011 through 2013 and income tax examinations from various other jurisdictions for the years 2006 through 2014. The Company is also currently under examination by the Canada Revenue Authority ("CRA") for the years 2006 through 2010. The CRA examination was completed during May 2013 and resulted in proposed adjustments which amount to $1.3 million of additional tax for the 2008 and 2009 tax years. The Company is not in agreement with these adjustments and filed a request with Competent Authority programs in both the U.S. and Canada in October, 2013. The Competent Authority program assists taxpayers with respect to matters covered in the mutual agreement procedure provisions of tax treaties. Management has not recorded a reserve and is confident that the Company will prevail in this matter. The Company is unable to establish an estimated time frame in which this issue will be resolved through Competent Authority.

Earnings from the Company’s foreign subsidiaries are considered to be indefinitely reinvested. A distribution of these non-U.S. earnings in the form of dividends or otherwise would subject the Company to both U.S. Federal and state income taxes, as adjusted for foreign tax credits.

Note 8 — Impairment loss

In the first half of 2014 the Company completed the sale of its Reno distribution center. As part of the review of the potential impact of a sale, the Company determined that the full carrying amount of the asset was not recoverable. Therefore, the Company recorded a $3.0 million non-cash impairment charge. The Company entered into a 10-year agreement to leaseback approximately one-half of the facility that it had previously been utilizing.

Note 9 – Earnings (Loss) Per Share

The computation of basic and diluted earnings (loss) per share consisted of the following:

	(Dollars in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted average shares:
Basic weighted average shares outstanding	8,724	8,677	8,715	8,668
Effect of dilutive securities outstanding	170	121	178	—
Diluted weighted average shares outstanding	8,894	8,798	8,893	8,668

Earnings (loss):
Continuing operations	$2,926	$798	$1,555	$(3,524)
Discontinued operations	—	—	—	1,367
Net income (loss)	$2,926	$798	$1,555	$(2,157)

Basic earnings (loss) per share of common stock:
Continuing operations	$0.34	$0.09	$0.18	$(0.41)
Discontinued operations	—	—	—	0.16
Net income (loss) per share	$0.34	$0.09	$0.18	$(0.25)

Diluted earnings (loss) per share of common stock:
Continuing operations	$0.33	$0.09	$0.17	$(0.41)
Discontinued operations	—	—	—	0.16
Net income (loss) per share	$0.33	$0.09	$0.17	$(0.25)

The effect of restricted stock awards, market stock units and future stock option exercises equivalent to approximately 121,000 shares for the six months ended June 30, 2014 would have been anti-dilutive and therefore was excluded from the computation of diluted earnings per share.

Note 10 — Discontinued Operations

On February 14, 2014, the Company completed the sale of substantially all of the assets of Automatic Screw Machine Products Company, Inc. ("ASMP"), a wholly-owned subsidiary, to Nelson Stud Welding, Inc. (“Buyer”), an indirect subsidiary of Doncasters Group Limited, for a purchase price of $12.5 million. In addition, the Buyer agreed to lease the real property located in Decatur, Alabama previously used by ASMP. The Company has classified ASMP's operating results as discontinued operations.

The following table details the components of income from discontinued operations:

	(Dollars in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$—	$—	$—	$2,462

Pre-tax income from discontinued operations	$—	$—	$—	$346
Income tax expense	—	—	—	133
Income from discontinued operations	$—	$—	$—	$213

Pre-tax gain on sale of ASMP	$—	$—	$—	$1,877
Income tax expense	—	—	—	723
Net gain on sale of ASMP	$—	$—	$—	$1,154

Income and gain from discontinued operations, net of taxes	$—	$—	$—	$1,367

Basic and diluted income per share	$—	$—	$—	$0.16

Note 11 — Contingent Liabilities

In 2012, the Company identified that a site it owns in Decatur, Alabama contains hazardous substances in the soil and groundwater as a result of historical operations prior to the Company's ownership. The Company has retained an environmental consulting firm to further investigate the contamination including the measurement and monitoring of the site. In August 2013, the site was enrolled in Alabama's voluntary cleanup program. On October 30, 2014, the Company received estimates from its environmental consulting firm with three potential remediation solutions. The estimates include a range of viable remedial approaches, but agreement with Alabama’s voluntary cleanup program has not yet been reached. The first solution includes limited excavation and removal of the contaminated soil along with monitoring for a period up to 10 years. The second solution includes the first solution plus the installation of a groundwater extraction system. The third scenario includes the first and second solutions plus treatment injections to reduce the degradation time. The estimated expenditures over a 10-year period under the three scenarios range from $0.3 million to $1.4 million, of which up to $0.3 million may be capitalized. As the Company has determined that a loss is probable, however no scenario is more likely than the other at this time, a liability in the amount of $0.3 million was established in 2014. As of June 30, 2015, approximately $0.2 million remains accrued for remediation in other long-term liabilities on the accompanying consolidated balance sheet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The MRO industry is highly fragmented. We compete for business with several national distributors as well as a large number of regional and local distributors. The MRO business is significantly affected by the overall strength of the manufacturing sector of the U.S. economy. One measure used to evaluate the strength of the industrial products market is the PMI index published by the Institute for Supply Management, which is considered by many economists to be a reliable near-term economic barometer. A measure above 50 generally indicates expansion of the manufacturing sector while a measure below 50 generally represents contraction. The average monthly PMI declined to 52.6 in the second quarter of 2015 compared to 55.5 in the second quarter of 2014 indicating slower growth in the U.S. manufacturing economy compared to last year.

Our sales are also affected by the number of sales representatives and the amount of sales which each representative can generate, which we measure as average sales per day per sales representative. As of June 30, 2015 we had a sales force of 920 sales representatives, an increase of 42 over the prior year quarter. We plan to continue to increase the size of our sales force throughout 2015 and beyond. While we anticipate future sales growth from our expanded sales force, we also anticipate a short-term decrease in average sales per day per sales representative, as new representatives build up customer relationships in their territories.

During the second quarter, the MRO distribution industry slowed due to many factors with the most prominent factor impacting Lawson being a slow-down in the oil and gas end markets due to lower oil prices. Despite our top-line sales being impacted by the weaker oil and gas demand, we were able to generate operating income of $3.2 million for the quarter ended June 30, 2015 and $2.3 million for the six months then ended, primarily as a result of improved gross margins, lower incentive compensation and continued cost control measures.

Additionally, our results for the six months ended June 30, 2015 were impacted by the $1.9 million cost of our North American sales meeting. This meeting provided our sales representatives with product and sales training, improved awareness of our strategies and allowed them to network with their peers and share best practices. The investment in the sales meeting, including the cost of the 4-day event along with the lower sales volume during that period, is viewed as a long-term investment in our sales team. Although our North American sales meeting is not an annual event, we do plan to hold meetings in the future as we value the long-term benefit on our organization.

Quarter ended June 30, 2015 compared to quarter ended June 30, 2014

	2015		2014
($ in thousands)	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$70,726	100.0%	$72,080	100.0%
Cost of goods sold	26,918	38.1%	28,277	39.2%
Gross profit	43,808	61.9%	43,803	60.8%

Operating expenses:
Selling expenses	21,949	31.0%	22,950	31.8%
General and administrative expenses	18,616	26.3%	19,480	27.1%
Total SG&A	40,565	57.3%	42,430	58.9%
Impairment loss	—	—%	132	0.2%
Operating expenses	40,565	57.3%	42,562	59.1%

Operating income	3,243	4.6%	1,241	1.7%

Interest and other expenses, net	(118)	(0.2)%	(130)	(0.2)%

Income from continuing operations before income taxes	3,125	4.4%	1,111	1.5%

Income tax expense	199	0.3%	313	0.4%

Income from continuing operations	$2,926	4.1%	$798	1.1%

Net Sales

Net sales for the second quarter of 2015 decreased 1.9% to $70.7 million from $72.1 million in the second quarter of 2014. Sales in the second quarter of 2015 were negatively impacted by a decrease in the Canadian exchange rate, weak demand from customers operating in the oil and gas industry, limited productivity from newly hired sales representatives as they build out their territories and a general slow-down in the MRO marketplace. Sales to oil and gas customers declined $1.4 million and total net sales were negatively impacted by the Canadian exchange rate by $0.9 million from the prior year quarter. This was partially offset by an increase in our Kent Automotive Division and growing current strategic account relationships. Average daily sales decreased to $1.105 million in the second quarter of 2015 compared to $1.126 million in the prior year quarter.

Gross Profit

Gross profit was $43.8 million in the second quarters of both 2015 and 2014. Gross profit increased as a percent of sales to 61.9% from 60.8% a year ago, due primarily to lower purchasing costs that led to higher product margins along with improved distribution efficiencies which positively impacted our customer service.

Selling Expenses

Selling expenses consist of compensation paid to our sales representatives and related expenses to support our sales efforts. Selling expenses decreased to $21.9 million in the second quarter of 2015 from $23.0 million in the prior year quarter and as a percent of sales, decreased to 31.0% compared to 31.8% in the second quarter of 2014. The $1.1 million decrease was primarily driven by lower performance based compensation, lower commissions and continued cost control efforts, offset partially by higher fixed compensation of newly hired sales representatives.

General and Administrative Expenses

General and administrative expenses consist of expenses to operate our distribution network and overhead expenses to manage the business. General and administrative expenses decreased to $18.6 million in the second quarter of 2015 from $19.5 million in the prior year quarter due primarily to reduced performance based compensation, severance expense and cost control measures. These decreases were offset partially by an increase in stock-based compensation expense for the vesting of previously granted awards.

Interest and Other Expenses, Net

Interest and other expenses, net remained constant at $0.1 million in the second quarters of both 2015 and 2014. A slight decrease in interest expenses was offset by an increase in other expenses.

Income Tax Expense

Primarily due to historical cumulative losses, substantially all of our deferred tax assets are subject to a tax valuation allowance. Although we are in a full tax valuation allowance position, an income tax expense of $0.2 million was recorded in the second quarter of 2015 due to state taxes and reserves for uncertain tax positions. An income tax expense of $0.3 million was recorded in the second quarter of 2014, primarily related to the allocation of income taxes between continuing and discontinued operations.

Income from Continuing Operations

We reported income from continuing operations of $2.9 million in the second quarter of 2015 compared to $0.8 million in the second quarter of 2014.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014

	2015		2014
($ in thousands)	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$140,630	100.0%	$141,284	100.0%
Cost of goods sold	53,939	38.4%	56,203	39.8%
Gross profit	86,691	61.6%	85,081	60.2%

Operating expenses:
Selling expenses	46,350	33.0%	44,230	31.3%
General and administrative expenses	38,045	27.0%	41,277	29.2%
Total SG&A	84,395	60.0%	85,507	60.5%
Impairment loss	—	—%	3,046	2.2%
Operating expenses	84,395	60.0%	88,553	62.7%

Operating income (loss)	2,296	1.6%	(3,472)	(2.5)%

Interest and other expenses, net	(487)	(0.3)%	(522)	(0.3)%

Income (loss) from continuing operations before income taxes	1,809	1.3%	(3,994)	(2.8)%

Income tax expense (benefit)	254	0.2%	(470)	(0.3)%

Income (loss) from continuing operations	$1,555	1.1%	$(3,524)	(2.5)%

Net Sales

Net sales for the first half of 2015 decreased 0.5% to $140.6 million from $141.3 million in the first half of 2014. Sales were impacted by a decrease in the Canadian exchange rate, weak demand from customers operating in the oil and gas industry, lost productivity from our sales representatives during the North American sales meeting, and limited productivity from newly hired sales representatives as they build out their territories. Sales to direct oil and gas customers declined $2.3 million and total net sales were negatively impacted by the Canadian exchange rate impact of $1.7 million from the prior year. This was partially offset by an increase in our Kent Automotive Division and growing current strategic account relationships. Average daily sales decreased to $1.107 million in the second quarter of 2015 compared to $1.112 million in the prior year quarter.

Gross Profit

Gross profit increased in the first half of 2015 to $86.7 million from $85.1 million in 2014 and increased as a percent of net sales to 61.6% from 60.2% a year ago, due primarily to lower purchasing costs that led to higher product margins along with improved distribution efficiencies.

Selling Expenses

Selling expenses increased to $46.4 million in the first half of 2015 from $44.2 million in the prior year period. Selling expenses in the first half of 2015 included $1.9 million related to the North American sales meeting which was not held in 2014. Excluding the cost of the North American sales meeting, selling expenses increased $0.2 million and were 31.6% as a percent of net sales compared to 31.3% in 2014, primarily due to compensation of newly hired sales representatives and higher health insurance costs, partially offset by lower performance based compensation.

General and Administrative Expenses

General and administrative expenses decreased to $38.0 million in the first half of 2015 from $41.3 million in the prior year period. The decrease was primarily driven by lower compensation costs including stock-based compensation which declined $1.1 million year over year as the price of our stock decreased during the first half of 2015 compared to an increase in our stock price in the prior year period. We also incurred reduced performance based compensation and decreases across most expense categories as a result of continuous cost control measures.

Impairment Loss

In the first half of 2014, we completed the sale of our Reno distribution center. As part of the review of the potential impact of a sale, we determined that the full carrying amount of the asset was not recoverable. Therefore, we recorded a $3.0 million non-cash impairment charge.

Interest and Other Expenses, Net

Interest and other expenses, net remained constant at $0.5 million in the first six months of both 2015 and 2014. Interest expense was $0.2 million lower in 2015 compared to 2014, reflecting a decrease in average borrowings under our Loan Agreement. This was offset by other expenses including an increase in currency exchange losses of $0.1 million.

Income Tax Expense (Benefit)

Primarily due to historical cumulative losses, substantially all of our deferred tax assets are subject to a tax valuation allowance. Although we are in a full tax valuation allowance position, an income tax expense of $0.3 million was recorded in the first half of 2015 due to state taxes and reserves for uncertain tax positions. An income tax benefit of $0.5 million was recorded in the first half of 2014, primarily related to the allocation of income taxes between continuing and discontinued operations.

Income (Loss) from Continuing Operations

We reported income from continuing operations of $1.6 million in the first half of 2015, which included $1.9 million related to the expense of our North American sales meeting compared to a loss from continuing operations of $3.5 million in the first half of 2014, which included a $3.0 million impairment loss.

Liquidity and Capital Resources

Cash and cash equivalents were $5.4 million on June 30, 2015 compared to $4.2 million on December 31, 2014. Net cash provided by operations in the first half of 2015 of $2.4 million was primarily generated by operating earnings. Net cash used in operations in the first half of 2014 of $4.4 million was primarily due to changes in working capital.

Capital expenditures, primarily for improvements to our distribution centers and information technology, were $1.2 million in the first six months of 2015 compared to $0.9 million in the first six months of 2014. In the second quarter of 2014, we received $12.1 million of net proceeds related to the sale of our Automatic Screw Machine Products Company, Inc. ("ASMP") subsidiary.

On June 30, 2015, we had no borrowings on our revolving line of credit. We were able to paydown our revolving line of credit by $13.6 million in the first half of 2014, primarily due to proceeds received from the sale of ASMP. No dividends were paid to shareholders in the first six months of 2015 or 2014. Dividends are currently restricted under the Loan Agreement to amounts not to exceed $7.0 million annually.

Loan Agreement

In addition to other customary representations, warranties and covenants, we are required to meet a minimum trailing twelve month EBITDA to fixed charges ratio, as defined in the Loan Agreement, and a minimum quarterly tangible net worth level as defined in the Second Amendment. On June 30, 2015, we were in compliance with all financial covenants as detailed below:

Quarterly Financial Covenants	Requirement	Actual
EBITDA to fixed charges ratio	1.10 : 1.00	2.73 : 1.00
Minimum tangible net worth	$45.0 million	$55.4 million

While we met the minimum financial covenant levels for the quarter ended June 30, 2015, failure to meet these covenant requirements in future quarters could lead to higher financing costs, increased restrictions, or reduce or eliminate our ability to borrow funds and could have a material adverse effect on our business, financial condition and results of operations.

At June 30, 2015, we had additional borrowing availability of $33.0 million. We believe cash provided by operations and funds available under our Loan Agreement are sufficient to fund our operating requirements, strategic initiatives and capital improvements throughout the remainder of 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk at June 30, 2015 from that reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
ITEMS 1, 1A, 3, 4 and 5 of Part II are inapplicable and have been omitted from this report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the repurchases of the Company's common stock for the three months ended June 30, 2015. These shares were repurchased for the sole purpose of satisfying tax withholding obligations of certain individuals upon the vesting of restricted stock awards granted to them by the Company. No shares were repurchased in the open market.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2015	622	$ 23.21	—	—
May 1 to May 31, 2015	927	23.63	—	—
June 1 to June 30, 2014	—	—	—	—
Total	1,549		—	—

ITEM 6. EXHIBITS

Exhibit #
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAWSON PRODUCTS, INC.
(Registrant)

Dated:	July 23, 2015	/s/ Michael G. DeCata
Michael G. DeCata
President and Chief Executive Officer
(principal executive officer)

Dated:	July 23, 2015	/s/ Ronald J. Knutson
Ronald J. Knutson
Executive Vice President, Chief Financial Officer, Treasurer and Controller
(principal financial and accounting officer)