Form 10-Q
period 2015-09-30
LAWSON PRODUCTS INC/NEW/DE/
filed 2015-10-22
CIK 703604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 OR 15(d) of the Securities Exchange Act of 1934
For quarterly period ended September 30, 2015
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
The number of shares outstanding of the registrant’s common stock, $1 par value, as of October 15, 2015 was 8,748,092.

		Page #
PART I - FINANCIAL INFORMATION

Item 1	Financial Statements	4

	Condensed Consolidated Balance Sheets as of September 30, 2015 (Unaudited) and December 31, 2014	4

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2015 and 2014 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2014 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4	Controls and Procedures	18

PART II - OTHER INFORMATION

Item 6	Exhibits Index	19

	SIGNATURES	20

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
Lawson Products, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share data)

	September 30, 2015	December 31, 2014
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$7,780	$4,207
Restricted cash	800	800
Accounts receivable, less allowance for doubtful accounts	31,439	31,546
Inventories	42,691	44,517
Miscellaneous receivables and prepaid expenses	5,013	5,433
Total current assets	87,723	86,503

Property, plant and equipment, net	36,996	41,588
Cash value of life insurance	10,228	9,188
Deferred income taxes	51	51
Other assets	752	510
Total assets	$135,750	$137,840

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,905	$7,867
Accrued expenses and other liabilities	25,059	30,861
Total current liabilities	34,964	38,728

Security bonus plan	15,084	15,857
Financing lease obligation	8,765	9,414
Deferred compensation	4,684	5,102
Deferred rent liability	4,027	4,361
Other liabilities	2,624	2,523
Total liabilities	70,148	75,985

Stockholders’ equity:
Preferred stock, $1 par value:
Authorized - 500,000 shares, Issued and outstanding — None	—	—
Common stock, $1 par value:
Authorized - 35,000,000 shares Issued - 8,763,524 and 8,720,350 shares, respectively Outstanding - 8,748,092 and 8,706,467 shares, respectively	8,764	8,720
Capital in excess of par value	9,586	8,701
Retained earnings	47,260	43,275
Treasury stock – 15,432 and 13,883 shares, respectively	(272)	(267)
Accumulated other comprehensive income	264	1,426
Total stockholders’ equity	65,602	61,855
Total liabilities and stockholders’ equity	$135,750	$137,840

See notes to condensed consolidated financial statements.

Lawson Products, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$70,243	$74,128	$210,873	$215,412
Cost of goods sold	26,901	29,595	80,840	85,798
Gross profit	43,342	44,533	130,033	129,614

Operating expenses:
Selling expenses	22,240	23,577	68,590	67,807
General and administrative expenses	18,292	20,278	56,337	61,555
Total SG&A	40,532	43,855	124,927	129,362
Impairment loss	—	—	—	3,046
Operating expenses	40,532	43,855	124,927	132,408

Operating income (loss)	2,810	678	5,106	(2,794)

Interest expense	(131)	(182)	(409)	(637)
Other income (expenses), net	(1)	138	(210)	71

Income (loss) from continuing operations before income taxes	2,678	634	4,487	(3,360)
Income tax expense (benefit)	248	174	502	(296)

Income (loss) from continuing operations	2,430	460	3,985	(3,064)
Income and gain from discontinued operations, net of income taxes	—	—	—	1,367
Net income (loss)	$2,430	$460	$3,985	$(1,697)

Basic income (loss) per share of common stock:
Continuing operations	$0.28	$0.05	$0.46	$(0.35)
Discontinued operations	—	—	—	0.15
Net income (loss) per share	$0.28	$0.05	$0.46	$(0.20)

Diluted income (loss) per share of common stock:
Continuing operations	$0.27	$0.05	$0.45	$(0.35)
Discontinued operations	—	—	—	0.15
Net income (loss) per share	$0.27	$0.05	$0.45	$(0.20)

Comprehensive income (loss)
Net income (loss)	$2,430	$460	$3,985	$(1,697)
Other comprehensive loss, net of tax
Adjustment for foreign currency translation	(740)	(492)	(1,162)	(416)
Net comprehensive income (loss)	$1,690	$(32)	$2,823	$(2,113)

See notes to condensed consolidated financial statements.

Lawson Products, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities:
Net income (loss)	$3,985	$(1,697)
Less income and gain from discontinued operations	—	(1,367)
Income (loss) from continuing operations	3,985	(3,064)

Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	6,341	6,618
Stock-based compensation	400	3,956
Impairment loss	—	3,046
Loss (gain) on disposal of assets	(1)	97
Changes in operating assets and liabilities:
Accounts receivable	(762)	(6,033)
Inventories	1,457	1,124
Prepaid expenses and other assets	(823)	(700)
Accounts payable and other liabilities	(4,698)	(7,668)
Other	337	554
Net cash provided by (used in) operating activities	$6,236	$(2,070)

Investing activities:
Additions to property, plant and equipment	$(1,900)	$(1,297)
Proceeds from sale of property and equipment	3	8,307
Business acquisition	(441)	—
Proceeds related to sale of business, net	—	12,125
Net cash (used in) provided by investing activities	$(2,338)	$19,135

Financing activities:
Net payments on revolving line of credit	$—	$(16,078)
Proceeds from stock option exercises	50	53
Net cash provided by (used in) financing activities	$50	$(16,025)

Discontinued operations:
Operating cash flows	$(29)	$(652)
Net cash used in discontinued operations	$(29)	$(652)

Effect of exchange rate changes on cash and cash equivalents	(346)	(8)

Increase in cash and cash equivalents	3,573	380

Cash and cash equivalents at beginning of period	4,207	698

Cash and cash equivalents at end of period	$7,780	$1,078

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Lawson Products, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of the Company, all normal recurring adjustments have been made that are necessary to present fairly the results of operations for the interim periods. Operating results for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. Certain reclassifications have been made to the Condensed Consolidated Balance Sheet for December 31, 2014 to conform to current period presentation.

The Company operates in one reportable segment as Maintenance, Repair and Operations ("MRO") distributors of products and services to the industrial, commercial, institutional, and governmental maintenance, repair and operations marketplace. In the third quarter of 2015, the Company completed an acquisition of a small auto body parts distributor for an immaterial purchase price resulting in $0.3 million of goodwill being recorded in other assets in the accompanying condensed consolidated balance sheet.

There have been no material changes in the Company's significant accounting policies during the three and nine months ended September 30, 2015 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2014.

Note 2 — Restricted Cash

The Company has agreed to maintain $0.8 million in a money market account as collateral for an outside party that is providing certain commercial card processing services for the Company. The Company is restricted from withdrawing this balance without the prior consent of the outside party during the term of the agreement.

Note 3 — Inventories

Inventories, consisting primarily of purchased goods which are offered for resale, were as follows:

	(Dollars in thousands)
	September 30, 2015	December 31, 2014
Inventories, gross	$48,428	$50,063
Reserve for obsolete and excess inventory	(5,737)	(5,546)
Inventories, net	$42,691	$44,517

Note 4 — Loan Agreement

In 2012, the Company entered into a Loan and Security Agreement (“Loan Agreement”) which expires in August 2017. Due to the lock box arrangement and a subjective acceleration clause contained in the borrowing agreement, any outstanding borrowings under the revolving line of credit are classified as a current liability. The Loan Agreement consists of a $40.0 million revolving line of credit facility, which includes a $10.0 million sub-facility for letters of credit. In December 2013, the Company entered into a Second Amendment to Loan and Security Agreement ("Second Amendment") which revised certain terms of the original Loan Agreement.

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

At September 30, 2015, the Company had no borrowings under its revolving line of credit facility and borrowing availability of $32.3 million. The Company paid interest of $0.4 million and $0.7 million for the nine months ended September 30, 2015 and 2014, respectively. The weighted average interest rate was 3.25% for the nine months ended September 30, 2015.

In addition to other customary representations, warranties and covenants, we are required to meet a minimum trailing twelve month EBITDA to fixed charges ratio, as defined in the Loan Agreement, and a minimum quarterly tangible net worth level as defined in the Second Amendment. On September 30, 2015, we were in compliance with all financial covenants as detailed below:

Quarterly Financial Covenants	Requirement	Actual
EBITDA to fixed charges ratio	1.10 : 1.00	2.65 : 1.00
Minimum tangible net worth	$45.0 million	$57.1 million

Note 5 — Severance Reserve

Changes in the Company’s reserve for severance as of September 30, 2015 and 2014 were as follows:

	(Dollars in thousands)
	Nine Months Ended September 30,
	2015	2014
Balance at beginning of period	$311	$1,769
Charged to earnings	993	690
Payments	(583)	(1,797)
Balance at end of period	$721	$662

Note 6 — Stock-Based Compensation

The Company recorded stock-based compensation expenses of $0.4 million and $4.0 million in the first nine months of 2015 and 2014, respectively. A portion of stock-based compensation expense is related to the market value of the Company's common stock and a portion is attributable to the amortization of the awards over their related vesting periods.

A summary of stock-based awards issued during the nine months ended September 30, 2015 follows:

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

Note 7 — Income Taxes

Primarily due to the cumulative losses that the Company has incurred over the past three years, the Company has determined that there is insufficient positive evidence to conclude that it is more likely than not that it will be able to utilize its deferred tax assets to offset future taxable income. Therefore, substantially all deferred tax assets are currently subject to a tax valuation allowance. However, sufficient evidence may become available in future periods regarding the utilization of deferred tax assets that would lead to the reduction of all or a portion of the valuation allowance resulting in a decrease to income tax expense for the period in which the reduction is recorded. Although the Company is in this full tax valuation allowance position, a tax expense of $0.5 million was recorded in continuing operations for the nine months ended September 30, 2015, primarily due to state taxes and reserves for uncertain tax positions. The tax benefit of $0.3 million for the nine months ended September 30, 2014 was due to the allocation of income taxes between continuing and discontinued operations partly offset by state taxes and reserves for uncertain tax positions.

The Company and its subsidiaries are subject to U.S. Federal income tax, as well as income tax of multiple state and foreign jurisdictions. As of September 30, 2015, the Company is subject to U.S. Federal income tax examinations for the years 2011 through 2014 and income tax examinations from various other jurisdictions for the years 2006 through 2014. The Company is also currently under examination by the Canada Revenue Authority ("CRA") for the years 2006 through 2010. The CRA examination was completed during May 2013 and resulted in proposed adjustments which amount to $1.3 million of additional tax for the 2008 and 2009 tax years. The Company is not in agreement with these adjustments and filed a request with Competent Authority programs in both the U.S. and Canada in October, 2013. The Competent Authority program assists taxpayers with respect to matters covered in the mutual agreement procedure provisions of tax treaties. Management has not recorded a reserve and is confident that the Company will prevail in this matter. The Company is unable to establish an estimated time frame in which this issue will be resolved through Competent Authority.

Earnings from the Company’s foreign subsidiaries are considered to be indefinitely reinvested. A distribution of these non-U.S. earnings in the form of dividends or otherwise would subject the Company to both U.S. Federal and state income taxes, as adjusted for foreign tax credits. During the third quarter of 2015, as the result of a small acquisition, the Company recorded $0.3 million of tax deductible goodwill that may result in a tax benefit in future periods.

Note 8 — Impairment loss

In the first nine months of 2014 the Company completed the sale of its Reno, Nevada, distribution center. As part of the review of the potential impact of a sale, the Company determined that the full carrying amount of the asset was not recoverable. Therefore, the Company recorded a $3.0 million non-cash impairment charge. The Company entered into a 10-year agreement to leaseback approximately one-half of the facility that it had previously been utilizing.

Note 9 – Earnings (Loss) Per Share

The computation of basic and diluted earnings (loss) per share consisted of the following:

	(Dollars in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted average shares:
Basic weighted average shares outstanding	8,746	8,698	8,725	8,678
Effect of dilutive securities outstanding	144	134	149	—
Diluted weighted average shares outstanding	8,890	8,832	8,874	8,678

Earnings (loss):
Continuing operations	$2,430	$460	$3,985	$(3,064)
Discontinued operations	—	—	—	1,367
Net income (loss)	$2,430	$460	$3,985	$(1,697)

Basic earnings (loss) per share of common stock:
Continuing operations	$0.28	$0.05	$0.46	$(0.35)
Discontinued operations	—	—	—	0.15
Net income (loss) per share	$0.28	$0.05	$0.46	$(0.20)

Diluted earnings (loss) per share of common stock:
Continuing operations	$0.27	$0.05	$0.45	$(0.35)
Discontinued operations	—	—	—	0.15
Net income (loss) per share	$0.27	$0.05	$0.45	$(0.20)

The effect of restricted stock awards, market stock units and future stock option exercises equivalent to approximately 129,000 shares for the nine months ended September 30, 2014 would have been anti-dilutive because the Company recorded a loss for the period and therefore were excluded from the computation of diluted earnings per share.

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

The following table details the components of income from discontinued operations:

	(Dollars in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$—	$—	$—	$2,462

Pre-tax income from discontinued operations	$—	$—	$—	$346
Income tax expense	—	—	—	133
Income from discontinued operations	$—	$—	$—	$213

Pre-tax gain on sale of ASMP	$—	$—	$—	$1,877
Income tax expense	—	—	—	723
Net gain on sale of ASMP	$—	$—	$—	$1,154

Income and gain from discontinued operations, net of taxes	$—	$—	$—	$1,367

Basic and diluted income per share	$—	$—	$—	$0.15

Note 11 — Contingent Liabilities

In 2012, the Company identified that a site it owns in Decatur, Alabama contains hazardous substances in the soil and groundwater as a result of historical operations prior to the Company's ownership. The Company has retained an environmental consulting firm to further investigate the contamination including the measurement and monitoring of the site. In August 2013, the site was enrolled in the Alabama Department of Environmental Management's ("ADEM") voluntary cleanup program. On October 30, 2014, the Company received estimates from its environmental consulting firm with three potential remediation solutions. The estimates include a range of viable remedial approaches, but agreement with ADEM’s voluntary cleanup program has not yet been reached. The first solution includes limited excavation and removal of the contaminated soil along with monitoring for a period up to 10 years. The second solution includes the first solution plus the installation of a groundwater extraction system. The third scenario includes the first and second solutions plus treatment injections to reduce the degradation time. The estimated expenditures over a 10-year period under the three scenarios range from $0.3 million to $1.4 million, of which up to $0.3 million may be capitalized. As the Company has determined that a loss is probable, however no scenario is more likely than the other at this time, a liability in the amount of $0.3 million was established in 2014. As of September 30, 2015, approximately $0.2 million remains accrued for remediation in other long-term liabilities on the accompanying consolidated balance sheet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Maintenance, Repair and Operations ("MRO") distribution industry is highly fragmented. We compete for business with several national distributors as well as a large number of regional and local distributors. The MRO business is significantly impacted by the overall strength of the manufacturing sector of the U.S. economy. One measure used to evaluate the strength of the industrial products market is the PMI index published by the Institute for Supply Management, which is considered by many economists to be a reliable near-term economic barometer. A measure above 50 generally indicates expansion of the manufacturing sector while a measure below 50 generally represents contraction. The average monthly PMI declined to 51.3 in the third quarter of 2015 compared to 56.9 in the third quarter of 2014 indicating slower growth in the U.S. manufacturing economy compared to last year. The MRO distribution industry slowed due to many factors with the most prominent factor impacting Lawson being a slow-down in the oil and gas end markets due to lower oil prices.

Our sales are also affected by the number of sales representatives and the amount of sales which each representative can generate, which we measure as average sales per day per sales representative. As of September 30, 2015 we had a sales force of 925 sales representatives, an increase of 31 over the prior year quarter. We plan to continue to increase the size of our sales force for the foreseeable future. While we anticipate future sales growth from our expanded sales force, we also anticipate a short-term decrease in average sales per day per sales representative, as new representatives build up customer relationships in their territories.

Despite our top-line sales being impacted by the weaker oil and gas demand, we were able to generate operating income of $2.8 million for the quarter ended September 30, 2015 and $5.1 million for the nine months then ended, primarily as a result of improved gross margins, lower performance-based and stock-based compensation, and continued cost control measures.

Our results for the nine months ended September 30, 2015 were impacted by the $1.9 million cost of our North American sales meeting. This meeting provided our sales representatives with product and sales training, improved awareness of our strategies and allowed them to network with their peers and share best practices. The cost of the 4-day event is viewed as a long-term investment in our sales team. Although our North American sales meeting is not an annual event, we do plan to hold meetings in the future as we value the long-term benefit on our organization.

Quarter ended September 30, 2015 compared to quarter ended September 30, 2014

	2015		2014
($ in thousands)	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$70,243	100.0%	$74,128	100.0%
Cost of goods sold	26,901	38.3%	29,595	39.9%
Gross profit	43,342	61.7%	44,533	60.1%

Operating expenses:
Selling expenses	22,240	31.7%	23,577	31.8%
General and administrative expenses	18,292	26.0%	20,278	27.4%
Operating expenses	40,532	57.7%	43,855	59.2%

Operating income	2,810	4.0%	678	0.9%

Interest and other expenses, net	(132)	(0.2)%	(44)	—%

Income from continuing operations before income taxes	2,678	3.8%	634	0.9%

Income tax expense	248	0.3%	174	0.3%

Income from continuing operations	$2,430	3.5%	$460	0.6%

Net Sales

Net sales for the third quarter of 2015 decreased 5.2% to $70.2 million from $74.1 million in the third quarter of 2014. Sales in the third quarter of 2015 were negatively impacted by weak demand from customers operating in the oil and gas industry, a decrease in the Canadian exchange rate, lower productivity from newly hired sales representatives as they build out their territories and a general slow-down in the MRO marketplace. Sales to oil and gas customers declined $1.5 million and total net sales were negatively impacted by the Canadian exchange rate by $1.2 million from the prior year quarter. This was partially offset by an increase in sales by our Kent Automotive Division and growing current strategic account relationships. Average daily sales decreased to $1.098 million in the third quarter of 2015 compared to $1.158 million in the prior year quarter.

Gross Profit

Gross profit decreased to $43.3 million in the third quarter of 2015, as compared to $44.5 million in the third quarter of 2014; however, increased as a percent of sales to 61.7% from 60.1% a year ago. This was due primarily to lower purchasing costs that led to higher product margins along with improved distribution efficiencies that positively impacted customer service.

Selling Expenses

Selling expenses consist of compensation paid to our sales representatives and related expenses to support our sales efforts. Selling expenses decreased to $22.2 million in the third quarter of 2015 from $23.6 million in the prior year quarter and as a percent of sales, decreased to 31.7% compared to 31.8% in the third quarter of 2014. The decrease was primarily driven by lower commissions and lower performance-based compensation, offset partially by higher fixed compensation of newly hired sales representatives.

General and Administrative Expenses

General and administrative expenses consist of expenses to operate our distribution network and overhead expenses to manage the business. General and administrative expenses decreased to $18.3 million in the third quarter of 2015 from $20.3 million in the prior year quarter due primarily to a decline in compensation expenses including a $2.5 million decrease in stock-based compensation, as the price of our stock decreased during the third quarter of 2015 compared to an increase in the prior year quarter. This decrease was offset partially by an increase in severance expense in 2015 and a favorable legal settlement of $0.7 million received in the third quarter of 2014.

Interest and Other Expenses, Net

Interest and other expenses, net increased slightly to $0.1 million in the third quarter of 2015, as currency exchange gains in 2014 were offset somewhat by lower interest expense in 2015.

Income Tax Expense

Primarily due to historical cumulative losses, substantially all of our deferred tax assets are subject to a tax valuation allowance. Although we are in a full tax valuation allowance position, an income tax expense of $0.2 million was recorded in the third quarter of 2015 due to state taxes and reserves for uncertain tax positions. An income tax expense of $0.2 million was recorded in the third quarter of 2014, primarily related to the allocation of income taxes between continuing and discontinued operations.

Income from Continuing Operations

We reported income from continuing operations of $2.4 million in the third quarter of 2015 compared to $0.5 million in the third quarter of 2014.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

	2015		2014
($ in thousands)	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$210,873	100.0%	$215,412	100.0%
Cost of goods sold	80,840	38.3%	85,798	39.8%
Gross profit	130,033	61.7%	129,614	60.2%

Operating expenses:
Selling expenses	68,590	32.5%	67,807	31.5%
General and administrative expenses	56,337	26.8%	61,555	28.6%
Total SG&A	124,927	59.3%	129,362	60.1%
Impairment loss	—	—%	3,046	1.4%
Operating expenses	124,927	59.3%	132,408	61.5%

Operating income (loss)	5,106	2.4%	(2,794)	(1.3)%

Interest and other expenses, net	(619)	(0.3)%	(566)	(0.3)%

Income (loss) from continuing operations before income taxes	4,487	2.1%	(3,360)	(1.6)%

Income tax expense (benefit)	502	0.2%	(296)	(0.2)%

Income (loss) from continuing operations	$3,985	1.9%	$(3,064)	(1.4)%

Net Sales

Net sales for the nine months ended September 30, 2015 decreased 2.1% to $210.9 million from $215.4 million in the nine months ended September 30, 2014. Sales were impacted by weak demand from customers operating in the oil and gas industry, a decrease in the Canadian exchange rate and lower productivity from newly hired sales representatives as they build out their territories. Sales to direct oil and gas customers declined $3.8 million and total net sales were negatively impacted by the Canadian exchange rate impact of $2.9 million from the prior year. This was partially offset by an increase in sales by our Kent Automotive Division and growing current strategic account relationships. Average daily sales decreased to $1.104 million for the nine months of 2015 compared to $1.128 million in the prior year.

Gross Profit

Gross profit for the nine months ended September 30, 2015 increased to $130.0 million from $129.6 million in 2014 and increased as a percent of net sales to 61.7% from 60.2% a year ago, due primarily to lower purchasing costs that led to higher product margins along with improved distribution efficiencies that positively impacted customer service.

Selling Expenses

Selling expenses increased to $68.6 million in the first nine months of 2015 from $67.8 million in the prior year period due primarily to $1.9 million of expense related to the North American sales meeting which was not held in 2014 and an increase in compensation due to newly hired sales representatives, partially offset by lower performance-based compensation .

General and Administrative Expenses

General and administrative expenses decreased to $56.3 million in the nine months ended September 30, 2015 from $61.6 million in the prior year period. The decrease was primarily driven by stock-based compensation costs which declined $3.6 million year over year as the price of our stock decreased during the nine months ended September 30, 2015 compared to an increase in our stock price in the prior year period. In the first nine months of 2015, we also incurred reduced performance-based compensation and decreases across most expense categories as a result of continuous cost control measures, offset partially by a favorable legal settlement of $0.7 million in 2014.

Impairment Loss

In the nine months ended September 30, 2014, we completed the sale of our Reno, Nevada, distribution center. As part of the review of the potential impact of a sale, we determined that the full carrying amount of the asset was not recoverable. Therefore, we recorded a $3.0 million non-cash impairment charge.

Interest and Other Expenses, Net

Interest and other expenses, net remained constant at $0.6 million in the nine months ended September 30 of both 2015 and 2014. Interest expense was $0.2 million lower in 2015 compared to 2014, reflecting a decrease in average borrowings under our Loan Agreement. This was offset by other expenses including an increase in currency exchange losses of $0.2 million in 2015.

Income Tax Expense (Benefit)

Primarily due to historical cumulative losses, substantially all of our deferred tax assets are subject to a tax valuation allowance. Although we are in a full tax valuation allowance position, an income tax expense of $0.5 million was recorded in the nine months ended September 30, 2015 due to state taxes and reserves for uncertain tax positions. An income tax benefit of $0.3 million was recorded in the nine months ended September 30, 2014, primarily related to the allocation of income taxes between continuing and discontinued operations.

Income (Loss) from Continuing Operations

We reported income from continuing operations of $4.0 million in the nine months ended September 30, 2015, which included $1.9 million related to the expense of our North American sales meeting compared to a loss from continuing operations of $3.1 million in the nine months ended September 30, 2014, which included a $3.0 million impairment loss.

Liquidity and Capital Resources

Cash and cash equivalents were $7.8 million on September 30, 2015 compared to $4.2 million on December 31, 2014. Net cash provided by operations in the nine months ended September 30, 2015 of $6.2 million was primarily generated by operating earnings. Net cash used in operations in the nine months ended September 30, 2014 of $2.1 million was primarily to fund an increase in accounts receivable of $6.0 million.

Capital expenditures, primarily for improvements to our distribution centers and information technology, were $1.9 million in the nine months ended September 30, 2015 compared to $1.3 million in the prior year period. In the nine months ended September 30, 2014, we received $12.1 million of net proceeds related to the sale of our Automatic Screw Machine Products Company, Inc. ("ASMP") subsidiary and we received net proceeds of $8.3 million from the sale of our Reno , Nevada, distribution center.

On September 30, 2015, we had no borrowings on our revolving line of credit. We were able to paydown our revolving line of credit by $16.1 million in the first nine months of 2014, primarily due to proceeds received from the sale of ASMP and the Reno, Nevada, distribution center. No dividends were paid to shareholders in the nine months ended September 30, of 2015 and 2014. Dividends are currently restricted under the Loan Agreement to amounts not to exceed $7.0 million annually.

Loan Agreement

In addition to other customary representations, warranties and covenants, we are required to meet a minimum trailing twelve month EBITDA to fixed charges ratio, as defined in the Loan Agreement, and a minimum quarterly tangible net worth level as defined in the Second Amendment. On September 30, 2015, we were in compliance with all financial covenants as detailed below:

Quarterly Financial Covenants	Requirement	Actual
EBITDA to fixed charges ratio	1.10 : 1.00	2.65 : 1.00
Minimum tangible net worth	$45.0 million	$57.1 million

While we met the minimum financial covenant levels for the quarter ended September 30, 2015, failure to meet these covenant requirements in future quarters could lead to higher financing costs, increased restrictions, or reduce or eliminate our ability to borrow funds and could have a material adverse effect on our business, financial condition and results of operations.

At September 30, 2015, we had borrowing availability of $32.3 million. We believe cash provided by operations and funds available under our Loan Agreement are sufficient to fund our operating requirements, strategic initiatives and capital improvements throughout the remainder of 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk at September 30, 2015 from that reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LAWSON PRODUCTS, INC.
(Registrant)

Dated:	October 22, 2015	/s/ Michael G. DeCata
Michael G. DeCata
President and Chief Executive Officer
(principal executive officer)

Dated:	October 22, 2015	/s/ Ronald J. Knutson
Ronald J. Knutson
Executive Vice President, Chief Financial Officer, Treasurer and Controller
(principal financial and accounting officer)