Form 10-K
period 2015-12-31
LAWSON PRODUCTS INC/NEW/DE/
filed 2016-02-18
CIK 703604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Yes  ☐      No  ☑
The aggregate market value of the registrant’s voting stock held by non-affiliates on June 30, 2015 (based upon the per share closing price of $23.48) was approximately $139,551,000.

As of January 31, 2016, 8,771,120 shares of Common Stock were outstanding.
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

Industry and Competition

The MRO industrial distribution industry is comprised of companies that buy and stock products in bulk and supply these products to customers on an as needed basis. The customer benefits from our knowledge and the convenience of ordering smaller quantities maintained by MRO suppliers. We estimate that total annual revenue generated by the North American MRO marketplace exceeds $130 billion.

There is a significant amount of competitive fragmentation by geography and product within the industry. We encounter competition from several national distributors and manufacturers and a large number of regional and local distributors. Some competitors have greater financial and personnel resources, handle more extensive lines of merchandise, operate larger facilities and price some merchandise more competitively than we do.

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

Customers

During 2015, we sold products to approximately 70,000 customers with the largest customer accounting for approximately two percent of net sales. In 2015, approximately 91% of our net sales were generated in the United States and approximately 9% in Canada. Our customers operate in a variety of industries including automotive repair, commercial vehicle maintenance, government, manufacturing, food processing, distribution, construction, oil and gas, mining, wholesale, service and others. Although seasonality is not significant in our business, due to fewer selling days during the holiday season, net sales in the fourth quarter are historically slightly lower than the first three quarters of the year.

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

Our MRO distribution process normally entails the purchase of product from suppliers in bulk for delivery to our packaging and distribution facility in McCook, Illinois (“McCook Facility”) for possible repackaging, labeling or cross-docking. Product is then either stocked at the McCook Facility or delivered to one of four additional regionally located distribution centers in Georgia, Nevada, New Jersey and Ontario, Canada. As orders are received, product is picked, packed and shipped to our customers. Many factors affect the efficiency of this process including the physical design of the distribution centers, routing logistics, the number of times the product needs to be handled, transportation costs and the flexibility to meet the specific requirements of our customers.

Products

Our product offerings are listed on our website and in catalogs distributed to our customers. Sales percentages by broad product categories of our product mix in 2015 were as follows:

Product Category	Percentage
Fastening systems	21%
Specialty chemicals	15%
Fluid power	15%
Cutting tools and abrasives	15%
Electrical	12%
Aftermarket automotive supplies	8%
Safety	4%
Welding and metal repair	3%
Other	7%
100%

We offer over 200,000 different core products for sale of which approximately 50,000 products are maintained in our distribution centers. We strive to carry sufficient inventory to ensure product availability and rapid processing of customer orders. Accurate forecasting of customer demand is essential to establish the proper level of inventory for each product. Inventory levels need to be sufficient to meet customer demand while avoiding the costs of stocking excess items.

During 2015, we purchased products from over 2,000 suppliers and no single supplier accounted for more than five percent of our purchases. The loss of one of our core suppliers could affect our operations by hindering our ability to provide full service to our customers.

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

On December 31, 2015, our workforce included approximately 1,500 individuals, comprised of approximately 1,100 in sales and marketing, approximately 310 in operations and distribution and approximately 90 in management and administration. Approximately 11% of our workforce is covered by three collective bargaining agreements. We believe that our relations with our employees and their collective bargaining organizations are good.

Sales Team

On December 31, 2015, our sales and marketing team consisted of approximately 1,100 individuals focused on servicing existing customers, identifying new customers, providing customer service support and providing on-site customer service. Of our total sales team, approximately 940 are sales representatives who are primarily organized into geographical regions. The performance of each region is the responsibility of a Regional Sales Director. Each region is further divided into geographically defined districts. The performance of each district is the responsibility of a District Sales Manager who reports to the Regional Sales Director. Our District Sales Managers work with the sales representatives to generate sales from new and existing customers. We also have a team dedicated to the acquisition of larger national and mid-market accounts and a team dedicated to serving our governmental accounts. The national accounts are comprised of multi-location customers with a national scope.

Our sales team receives education in the best uses of our products, enabling them to provide customized solutions to address our customers' needs including technical expertise and on-site problem resolution. The VMI service we offer consists of managing our customers' inventory, ordering the right products in the optimal quantity and stocking the product for our customer when the product is delivered. The sales team also periodically provides product presentations to our customers that are designed to demonstrate how our products can improve their productivity. Additionally, we offer customized storage systems for improved organization and a more efficient work-flow.

Strategic Focus

In 2016, our focus will be to continue to grow our sales and further improve our operations to make Lawson our customers' first choice for products, services and solutions that improve their operating performance.

Our sales are directly affected by the size of our sales team and its territorial coverage. We plan to continue to expand our sales representative count during 2016. Our plan to expand the sales force is designed to identify under served territories that offer the greatest potential growth opportunity, locate and recruit talented sales representatives, provide them with the proper training, and successfully integrate them into our organization.

To acquire the best new sales talent and prepare them for success, we have developed an extensive talent acquisition strategy. We use both internal and external resources to identify and recruit the best available sales talent. Our newly refined training program is intended to provide new sales representatives with the tools they need to maximize their sales potential. As we increase our sales coverage, we anticipate a short-term decrease in average sales per day per sales representative, as new representatives build up customer relationships in their territories. Our 2016 financial results may also be impacted by increased training and other costs related to the sales force expansion. However, we believe that these short-term investments will result in future opportunities as we leverage the impact of top-line growth over our fixed operating costs.

We are also focused on increasing the productivity of our sales representatives. We plan to empower our sales representatives with the technology they need to concentrate on making sales while providing our customers with superior service and making it easy to do business with us. In addition to organic growth, we are also actively seeking to grow our business through acquiring other MRO distributors.

We have implemented a Lean Six Sigma process of continuous improvement throughout varying aspects of our business. Lean Six Sigma is a set of tools that allow a project team to analyze and improve selected business processes. The project teams work with the process owners to develop statistical measures to evaluate the effectiveness of the process, document the current components and process flow, examine the root cause and effect of current operations, design and implement new ways to improve performance and then measure the results for effectiveness. In 2015 we completed six Lean Six Sigma projects that have resulted in immediate benefits to both us and our customers. These projects have resulted in an increase in sales of new sales representatives, improvements in customer service and increases in processing efficiency. In 2016, we plan to complete additional Lean Six Sigma projects focused on customer acquisition, customer retention, expanding sales from current customers and order processing improvement.

We believe our emphasis on continuous improvement will lead to further reductions in error rates, increased processing speed, reduction in cycle times, standardization of procedures and elimination of waste. This will enable us to become a more efficient and effective organization that provides our customers with the best experience possible while also leveraging our existing operating expenses.

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

Executive Officers of the Registrant

The executive officers of Lawson as of February 1, 2016 were as follows:

Name	Age	Year First Elected to Present Office	Position
Michael G. DeCata	58	2012	President and Chief Executive Officer
Neil E. Jenkins	66	2004	Executive Vice President, Secretary and General Counsel
Ronald J. Knutson	52	2014	Executive Vice President, Chief Financial Officer, Treasurer and Controller
Shane T. McCarthy	47	2015	Senior Vice President, Supply Chain and Business Development

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

Mr. Jenkins was elected Executive Vice President, Secretary and General Counsel in 2004.

Mr. Knutson was elected Executive Vice President, Chief Financial Officer, Treasurer and Controller in April 2014 and served as Executive Vice President, Chief Financial Officer since July 2012. Mr. Knutson joined the Company as Senior Vice President, Chief Financial Officer effective November 2009.

Mr. McCarthy was elected Senior Vice President, Supply Chain and Business Development in December 2015 and previously served as Senior Vice President, Supply Chain since June 2014. Mr. McCarthy served as Senior Vice President, Operations from July 2012 to June 2014 and previously served as Vice President of Distribution and Logistics from April 2008 to June 2012.

ITEM 1A. RISK FACTORS.

In addition to the other information in this Annual Report on Form 10-K for the fiscal year ended December 31, 2015, the following factors should be considered in evaluating Lawson's business. Our operating results depend upon many factors and are subject to various risks and uncertainties. The material risks and uncertainties known to us and described below may negatively affect our business operations or affect our financial results. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations or affect our financial results.

Our results of operations may be adversely impacted by a downturn in the economy or in certain sectors of the economy.

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

Adverse economic conditions could also affect our key suppliers and contractors. This could lead to us incurring additional expenses or result in delays in shipping products to our customers. Economic uncertainty can make it difficult for us to accurately predict future order activity and affect our ability to effectively manage inventory levels. Our ability to finance our operations by borrowing through our current Loan and Security Agreement ("Loan Agreement") could also be at risk if the lender is unable to provide funds under the terms of the agreement due to it's bankruptcy or a restructuring. There are no assurances that we would be able to establish alternative financing or obtain financing with terms similar to our present Loan Agreement.

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

Our stock price could decrease if our financial performance is inadequate or does not meet investors' expectations, if there is deterioration in the overall market for equities, if large amounts of shares are sold in the market, if there is index trading, or if investors have concerns that our business, financial condition, results of operations and capital requirements are negatively impacted by an economic downturn.

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

From time to time, we have experienced overall changes in the product mix demand of our customers. When customers or our product mix changes, there can be no assurance that we will be able to maintain our historical gross profit margins. Changes in our customers, product mix, volume of orders, prices charged, additional freight costs or lower productivity levels, could cause our gross profit margin percentage to decline. Our gross margin percentage may also come under pressure in the future if we increase the percentage of national accounts in our customer base, as sales to these customers are generally at lower margins.

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

The decline in oil prices in 2015 resulted in a decrease in sales to our oil and gas customers of $5.9 million compared to 2014. Continued low oil prices may result in weaker demand from these customers in the future resulting in lower net sales.

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

We have committed to a plan to increase the size of our sales force which we believe will lead to increased sales and improve our long-term financial results. A successful expansion in our sales force requires us to identify under served territories that offer the greatest potential growth opportunity, locate and recruit talented sales representatives, provide them with the proper training, and successfully integrate them into our organization. This expansion plan requires significant investment in capital and resources.

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
Our success depends on our ability to attract, develop and retain talented employees, including executives and other key managers. The loss of certain key executives and managers or the failure to attract and develop talented employees could have a material adverse effect on our business.

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

Additionally, a facility we own in Decatur, Alabama, was found to contain hazardous substances in the soil and groundwater as a result of historical operations prior to our ownership. We retained an environmental consulting firm to further investigate the contamination, including measurement and monitoring of the site. The Company has concluded that further remediation will most likely be required, and accordingly, has made an accrual for the estimated cost of this environmental matter. An agreement with Alabama’s voluntary cleanup program has not yet been reached regarding these remediation approaches and additional procedures may be required to remediate the situation that could negatively impact our operating results.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

At December 31, 2015, we owned or leased the following facilities:

Location	Function	Approximate Square Footage	Own/Lease	Lease Expiration

Chicago, Illinois (1)	Headquarters	86,300	Lease	March 2023
McCook, Illinois	Packaging/Distribution	306,800	Lease	June 2022
Fairfield, New Jersey	Distribution	60,000	Own
Mississauga, Ontario Canada	Distribution	78,000	Own
Reno, Nevada (2)	Distribution	105,200	Lease	June 2024
Suwanee, Georgia	Distribution	91,200	Own
Decatur, Alabama (3)	Lease	88,200	Own

(1)	We have sub-leased approximately 17,100 feet of the Chicago, Illinois headquarters through March 2023.

(2)	In 2014, we completed the sale of our Reno, Nevada, distribution center and entered into an agreement to leaseback approximately one-half of the building for a 10-year term.

(3)	In connection with the sale of a discontinued business, we have agreed to lease the Decatur property to the buyer through February, 2019.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Stock Price Data

The Company’s Common Stock is traded on the NASDAQ Global Select Market under the symbol of “LAWS”. The following table sets forth the high and low sale prices as reported on the NASDAQ Global Select Market. No cash dividends have been declared during the two years presented.

	2015		2014
	High	Low	High	Low
First Quarter	$27.84	$22.97	$16.25	$12.17
Second Quarter	25.00	19.20	17.36	13.11
Third Quarter	28.56	21.10	23.19	15.96
Fourth Quarter	29.64	20.88	28.30	20.12

On January 29, 2016, the closing sales price of our common stock was $19.38 and the number of stockholders of record was 416. We did not issue dividends in either 2015 or 2014 and although we currently have no plans to issue dividends in the forseeable future, we will continue to consider the best use of funds for our stockholders. The amount of dividends we can issue is restricted to $7.0 million annually under the Loan and Security Agreement ("Loan Agreement"). Information about our equity compensation plans may be found in item 12 of this report which is hereby incorporated by reference.

Repurchased Shares of Stock

The following table summarizes the repurchases of the Company's Common Stock for the three months ended December 31, 2015. These shares were purchased for the sole purpose of satisfying tax withholding obligations of certain employees upon the vesting of restricted stock awards granted to them by the Company. No shares were repurchased in the open market.

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October 1 to October 31, 2015	1,383	$21.65	—	—
November 1 to November 30, 2015	—	—	—	—
December 1 to December 31, 2015	8,329	23.35	—	—
Three months ended December 31, 2015	9,712		—

Stock Price Performance Chart

Set forth below is a line graph comparing the yearly change in the cumulative total stockholder return of the Company’s common stock against the cumulative total return of the Russell Microcap Index and a peer group (the “Peer Group”) of the Company for the five prior years. The Company selected the Russell Microcap Index because Lawson is a component of the index and the market capitalization of the other member companies are similar to Lawson’s market capitalization. The Peer Group consists of W.W. Grainger, Inc., Fastenal Company, and MSC Industrial Direct. The Company believes that the Peer Group is representative of the markets it serves in terms of product sales and customers. The chart below represents the hypothetical return, including reinvestment of dividends, on $100 if it was invested on December 31, 2010 in the respective stocks or index fund.

ITEM 6. SELECTED FINANCIAL DATA.

The following selected financial data should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto included in Item 8 in this Annual Report. The income statement data and balance sheet data are for, and as of the end of each of the years in the five-year period ended December 31, 2015 and are derived from the audited Consolidated Financial Statements of the Company. The results of discontinued operations have been reclassified from continuing operations for all periods presented.

	(Dollars in thousands, except per share data)
	2015 (1)	2014 (2)	2013 (3)	2012 (4)	2011 (5)
Net sales	$275,834	$285,693	$269,503	$273,562	$300,399

Income (loss) from continuing operations	$297	$(6,061)	$(6,981)	$(64,033)	$(4,589)
Income (loss) from discontinued operations	—	1,692	1,861	1,483	(35)
Net income (loss)	$297	$(4,369)	$(5,120)	$(62,550)	$(4,624)

Basic and diluted income (loss) per share of common stock:
Continuing operations	$0.03	$(0.70)	$(0.81)	$(7.46)	$(0.54)
Discontinued operations	—	0.20	0.22	0.18	—
Net income (loss)	$0.03	$(0.50)	$(0.59)	$(7.28)	$(0.54)

Cash dividends declared per share	$—	$—	$—	$0.24	$0.48

Total assets	$133,094	$137,840	$159,945	$172,931	$222,748

Noncurrent liabilities	$35,487	$37,257	$39,083	$42,370	$36,697

Stockholders’ equity	$61,264	$61,855	$65,912	$70,733	$134,172

Notes:

(1)
The 2015 results from continuing operations include an expense of $0.9 million related to an increase in the estimated future remediation cost of an environmental matter involving land owned in Decatur, Alabama, that was part of a division that was previously sold.

(2)
The 2014 results from continuing operations include a $3.0 million impairment charge related to the Reno, Nevada, distribution center and a charge of $0.3 million related to the initial estimate of remediation of the environmental matter at the Decatur, Alabama, facility.

(3)
The 2013 results from continuing operations include a $2.9 million charge related to the sub-lease of a portion of the leased headquarters and a $0.4 million benefit from the resolution of an employment tax matter.

(4)
The 2012 results from continuing operations include a goodwill impairment charge of $28.3 million, an increase in income tax expense of $33.3 million due to an increase in the deferred tax valuation allowance, a $3.9 million charge related to discontinuing certain products and a $3.7 million gain on the sale of assets.

(5)	The 2011 results from continuing operations include a $1.2 million provision for the estimated cost of settling an employment tax matter.

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

The North American MRO industry is highly fragmented. We compete for business with several national distributors as well as a large number of regional and local distributors. The MRO business is significantly influenced by the overall strength of the manufacturing sector of the U.S. economy. One measure used to evaluate the strength of the industrial products market is the PMI index published by the Institute for Supply Management. The PMI index is a composite index of economic activity in the United States manufacturing sector. It is published by the Institute for Supply Management and is available at https://www.instituteforsupplymanagement.org. A measure of that index above 50 generally indicates expansion of the manufacturing sector while a measure below 50 generally represents contraction. The average monthly PMI was 51.4 for the year ended December 31, 2015 compared to 55.7 for the year ended December 31, 2014 indicating slower growth in 2015 in the U.S. manufacturing economy compared to the prior year which manifested during the second half of the year. The average PMI in the fourth quarter of 2015 and in January of 2016 has continued to decline. The MRO distribution industry slowed due to many factors with the most prominent factor impacting Lawson being a slow-down in the oil and gas end markets due to lower oil prices and a general slowdown in the MRO marketplace.

Our sales are also affected by the number of sales representatives and the amount of sales each representative can generate, which we measure as average sales per day per sales representative. In 2015, we increased the number of sales representatives, by 21 net new sales representatives, to a total of 937 at December 31, 2015. We plan to continue to expand our sales representative count by 5% to 10% by the end of 2016. While we anticipate future sales growth from our expanded sales force, we also anticipate a short-term decrease in average sales per day per sales representative, as new representatives build up customer relationships in their territories.

Results of operations are examined in detail following a recap of our major activities in 2015.

2015 Activities

•
North American sales meeting - This meeting provided our sales representatives with product and sales training, improved awareness of our strategies and allowed them to network with their peers and share best practices. The cost of the 4-day event is viewed as a long-term investment in our sales team. Although our North American sales meeting is not an annual event, we do plan to hold meetings in the future as we value the long-term benefit on our organization.

•	Increased Sales Team - We increased the number of net active sales representatives from 916 on December 31, 2014 to 937 on December 31, 2015.

•	Roll Out of New Sales Ordering Tool - During 2015, we completed the introduction of a new sales ordering tool allowing our sales team to access real time product pricing and availability in the field.

•	Acquisition - We completed an acquisition of a small family-owned auto body parts distributor to complement our Kent Automotive business and increase our presence in Western Canada.

•	Lean Six Sigma - We successfully completed six Lean Six Sigma projects including standardizing the training received by all new sales representatives.

•	Improved Operational Performance - We continued to improve the fundamentals of our business, measured as improved customer service levels to our customers as well as reduced customer backorders.

We believe we have created a scalable infrastructure that will allow us to take full advantage of future growth opportunities. We continue to strive to be our customers' first choice for maintenance, repair and operational solutions.

RESULTS OF CONTINUING OPERATIONS FOR 2015 AS COMPARED TO 2014

	Year Ended December 31,				Year-to-Year
	2015		2014		Change
(Dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%

Net sales	$275,834	100.0%	$285,693	100.0%	$(9,859)	(3.5)%
Cost of goods sold	106,710	38.7	113,144	39.6	(6,434)	(5.7)
Gross profit	169,124	61.3	172,549	60.4	(3,425)	(2.0)

Operating expenses:
Selling expenses	90,093	32.7	90,776	31.8	(683)	(0.8)
General and administrative expenses	75,979	27.5	83,350	29.1	(7,371)	(8.8)
Total SG&A	166,072	60.2	174,126	60.9	(8,054)	(4.6)
Other operating expenses	931	0.3	3,386	1.2	(2,455)
Total operating expenses	167,003	60.5	177,512	62.1	(10,509)

Operating income (loss)	2,121	0.8	(4,963)	(1.7)	7,084

Interest and other expenses, net	(969)	(0.4)	(871)	(0.3)	(98)

Income (loss) from continuing operations before income tax expense	1,152	0.4	(5,834)	(2.0)	6,986
Income tax expense	855	0.3	227	0.1	628

Income (loss) from continuing operations	$297	0.1%	$(6,061)	(2.1)%	$6,358

Net Sales

Net sales decreased 3.5% in 2015 to $275.8 million from $285.7 million in 2014. Sales in 2015 were negatively impacted by a general slow-down in the MRO marketplace which manifested in the second half of the year, weak demand from customers operating in the oil and gas industry, and a decrease in the Canadian exchange rate. Sales to oil and gas customers declined $5.9 million. This was partially offset by an increase in sales by our Kent Automotive Division and growing current strategic account relationships. Average daily sales, defined as net sales divided by the 252 business days in each year, were $1.095 million in 2015 compared to $1.134 million in 2014.

Gross Profit

Gross profit decreased 2.0%, however, increased as a percent of net sales to 61.3% from 60.4% a year ago due primarily to lower purchasing costs along with improved distribution efficiencies.

Selling Expenses

Selling expenses consist of compensation paid to our sales representatives and related expenses to support our sales efforts. Selling expenses decreased $0.7 million to $90.1 million in 2015 from $90.8 million in 2014 primarily driven by lower commission expense on lower sales and lower performance-based compensation. These decreases were partially offset by $1.9 million of expense related to the North American sales meeting which was not held in 2014 and expenses associated with newly hired sales representatives. Selling expenses increased as a percent of net sales to 32.7% from 31.8% in 2014.

General and Administrative Expenses

General and administrative expenses consist of expenses to operate our distribution network and overhead expenses to manage the business. General and administrative expenses decreased $7.4 million to $76.0 million in 2015 from $83.4 million in 2014. A decrease of $4.3 million in stock-based compensation of which a portion varies with our stock price, and a decrease in other compensation of $3.2 million, combined with decreases across many other expense categories as a result of cost reduction efficiencies, were offset partially by an increase of $0.6 million in severance expense and a favorable legal settlement of $0.7 million in 2014.

Other Operating Expenses

In 2015 and 2014 we accrued $0.9 million and $0.3 million, respectively, related to estimated future remediation of an environmental matter involving land owned in Decatur, Alabama, that was part of a division that was previously sold in 2014.

In 2014, we completed the sale of our Reno, Nevada, distribution center. As part of the review of the impact of a prospective sale, we determined that the full carrying amount of the asset was not recoverable. Therefore, we recorded a $3.0 million non-cash impairment charge prior to the sale. In conjunction with the sale, we entered into an agreement to leaseback, for a 10-year term, approximately one-half of the building that we were previously using.

Interest and Other Expenses, net

Interest and other expenses, net increased to $1.0 million in 2015 from $0.9 million in 2014 due primarily to $0.2 million of interest recorded in 2015 related to the settlement of a Canadian tax matter (see Note 11 - Commitments and Contingencies of the Consolidated Financial Statements included in Item 8 of this Form 10-K for further details) partially offset by a decrease in interest expense from our revolving credit facility due to a lower average debt balance during 2015.

Income Tax Expense

Due to historical cumulative losses, in 2012, we determined it was more likely than not we would not be able to utilize our deferred tax assets to offset future taxable income. Therefore, substantially all of our deferred tax assets are subject to a tax valuation allowance. However, due to recent reductions in these losses resulting in net income, it may become necessary to reduce all or a portion of the valuation allowance resulting in a decrease to income tax expense for the period in which the reduction is recorded. Although we are in a full tax valuation allowance position, income tax expense of $0.9 million and $0.2 million was recorded in 2015 and 2014, respectively. The 2015 tax expense was due to state taxes, reserves for uncertain tax positions and the settlement of a Canadian tax matter. The 2014 tax expense was due to state taxes, reserves for uncertain tax positions, partially offset by the allocation of income taxes between continuing and discontinued operations.

Income (Loss) from Continuing Operations

We reported income from continuing operations of $0.3 million in 2015 compared to a loss from continuing operations of $6.1 million in 2014. The 2014 results were negatively affected by the one-time $3.0 million impairment charge related to the sale of the Reno, Nevada, distribution center.

RESULTS OF CONTINUING OPERATIONS FOR 2014 AS COMPARED TO 2013

	Year Ended December 31,				Year to Year
	2014		2013		Change
(Dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%

Net sales	$285,693	100.0%	$269,503	100.0%	$16,190	6.0%
Cost of goods sold	113,144	39.6	108,208	40.2	4,936	4.6
Gross profit	172,549	60.4	161,295	59.8	11,254	7.0

Operating expenses:
Selling expenses	90,776	31.8	84,273	31.3	6,503	7.7
General and administrative expenses	83,350	29.1	80,357	29.8	2,993	3.7
Total SG&A	174,126	60.9	164,630	61.1	9,496	5.8
Other operating expenses, net	3,386	1.2	2,528	0.9	858
Total operating expenses	177,512	62.1	167,158	62.0	10,354

Operating loss	(4,963)	(1.7)	(5,863)	(2.2)	900

Interest and other expenses, net	(871)	(0.3)	(1,259)	(0.4)	388

Loss from continuing operations before income tax (benefit) expense	(5,834)	(2.0)	(7,122)	(2.6)	1,288
Income tax (benefit) expense	227	0.1	(141)	0.0	368

Loss from continuing operations	$(6,061)	(2.1)%	$(6,981)	(2.6)%	$920

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

Gross Profit

Gross profit increased 7.0% in 2014 to $172.5 million from $161.3 million in 2013 and increased as a percent of net sales to 60.4% from 59.8% in 2013. The improved gross margin was primarily driven by lower outbound freight expense, leveraging distribution center efficiencies, improved purchasing costs and better alignment of our gross margin with the commissions paid to our sales representatives.

Selling Expenses

Selling expenses increased $6.5 million to $90.8 million in 2014 from $84.3 million in 2013 and increased as a percent of net sales to 31.8% from 31.3% in 2013. Increased costs associated with new sales representatives including compensation, hiring and onboarding expenses were offset partially by expenses incurred in 2013 related to a North American sales meeting which was not held in 2014.

General and Administrative Expenses

General and administrative expenses increased $3.0 million to $83.4 million in 2014 from $80.4 million in 2013. An increase in stock-based compensation of $4.1 million in 2014 was offset partially by the additional costs associated with opening the McCook distribution facility in 2013 which were not present in 2014.

Other Operating Expenses, Net

In 2014, we completed the sale of our Reno, Nevada, distribution center. As part of the review of the impact of a prospective sale, we determined that the full carrying amount of the asset was not recoverable. Therefore, we recorded a $3.0 million non-cash impairment charge prior to the sale. In conjunction with the sale, we entered into an agreement to leaseback, for a 10-year term, approximately one-half of the building that we were previously using. Also, in 2014 we accrued $0.3 million related to the estimated future remediation of an environmental matter involving land owned in Decatur, Alabama, that was part of a division that was previously sold in 2014.

In 2013 we entered into an agreement to sub-lease a portion of our leased headquarters. Under lease accounting rules we recorded a $2.9 million charge, primarily representing the net difference between the Company's future scheduled lease payments and the expected proceeds from the sub-lease, as well as related asset write-downs. Also in 2013, we recorded a benefit of $0.4 million related to the settlement of an employment tax matter with the IRS for $0.8 million, as we had originally accrued $1.2 million in 2011 as our best estimate of the outcome.

Interest and Other Expenses, Net

Interest and other expenses, net decreased to $0.9 million in 2014 from $1.3 million in 2013 primarily due to a lower average debt balance which led to decreased interest expense.

Income Tax (Benefit) Expense

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

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $9.3 million, $2.3 million and $0.5 million in 2015, 2014 and 2013, respectively. The year over year increases primarily reflect improved operating results.

Capital expenditures were $2.3 million, $2.8 million and $2.9 million in 2015, 2014 and 2013, respectively. Capital expenditures in 2015 were primarily for improvements to our distribution centers and information technology. Capital expenditures in 2014 were primarily for reconfiguration of our Reno, Nevada, distribution center, facility improvements and upgrades to our information technology capabilities. Capital expenditures in 2013 were primarily for warehouse equipment to support operations in our McCook Facility, and for improvements to our sales order entry system and our redesigned website.

We have the ability to borrow funds through the Loan Agreement which consists of a $40.0 million revolving credit facility which includes a $10.0 million sub-facility for letters of credit. The terms of the Loan Agreement as amended are more fully detailed in Note 8 – Loan Agreement of the Consolidated Financial Statements included in Item 8 of this Form 10-K.

At December 31, 2015, we had borrowings of $0.9 million on our revolving line of credit and had additional borrowing availability of $30.0 million.

In addition to other customary representations, warranties and covenants, we are required to meet a minimum trailing twelve month EBITDA to fixed charges ratio and a minimum quarterly tangible net worth level as defined in the Second Amendment of the Loan Agreement. On December 31, 2015, we were in compliance with all financial covenants as detailed below:

Quarterly Financial Covenants	Requirement	Actual
EBITDA to fixed charges ratio	1.10 : 1.00	3.12 : 1.00
Minimum tangible net worth	$45.0 million	$54.0 million

We have met the minimum financial covenant levels for all quarters since the Loan Agreement was put in place including the quarter ended December 31, 2015. Failure to meet these covenant requirements in future quarters could lead to higher financing costs, increased restrictions, or reduce or eliminate our ability to borrow funds.

No cash dividends were paid in the three years ended 2015 and dividends are currently restricted under our Loan Agreement to amounts not to exceed $7.0 million annually.

We believe cash expected to be provided by operations and the funds available under our Loan Agreement are sufficient to fund our operating requirements, strategic initiatives and capital improvements throughout 2016.

DISCONTINUED OPERATIONS

In 2013, we entered into a non-binding letter-of-intent to sell substantially all of the assets of our non-core ASMP business. In February 2014, we completed the sale for $12.5 million plus the assumption of certain liabilities and recorded a $1.9 million pre-tax gain on the sale. We retained ownership of the Decatur, Alabama, facility, where ASMP was located, and are leasing it back to the buyer of the business. ASMP generated pre-tax operating earnings of $0.3 million and $2.8 million in 2014 and 2013, respectively.

CONTRACTUAL OBLIGATIONS

Contractual obligations that require cash payments over future periods at December 31, 2015 were as follows:

(Dollars in thousands)		Payments due in years ended December 31,
	Total	2016	2017 – 2018	2019 - 2020	Thereafter
Revolving line of credit (1)	$925	$925	$—	$—	$—
Operating leases (2)	14,084	1,763	3,562	3,761	4,998
Financing lease obligation	8,859	1,165	2,603	2,838	2,253
Capital leases	381	124	218	39	—
Security bonus plan (3)	15,023	382	—	—	14,641
Deferred compensation	5,442	816	509	259	3,858
Purchase commitments	8,622	8,622	—	—	—
Severance obligation	697	697	—	—	—
Total contractual cash obligations	$54,033	$14,494	$6,892	$6,897	$25,750

(1)
The revolving line of credit with The PrivateBank expires in August 2017. Due to the lock box arrangement and a subjective acceleration clause contained in the borrowing agreement, the revolving line of credit is classified as a current contractual obligation.

(2)	Operating lease obligations are partially offset by future proceeds of $0.7 million from a sub-lease expiring in March 2023.

(3)
Payments to participants in our security bonus plan are made on a lump sum basis at time of separation from the Company. Payouts for known separation dates have been included in the scheduled year of payout, while payouts for unknown separation dates are reflected in the thereafter column.

OFF-BALANCE SHEET ARRANGEMENTS

Of the $14.1 million operating lease obligation, $8.5 million relates to a lease agreement for our headquarters which expires in March 2023, and $4.0 million relates to a lease agreement for our Reno, Nevada, distribution center which expires in June 2024. The remainder of the operating leases relate to the lease of warehouse and office equipment. The lease obligation associated with our headquarters is partially offset by $0.7 million of total future minimum lease proceeds from a portion of the leased headquarters that has been sub-leased through March of 2023.

Also, as of December 31, 2015, we had contractual commitments to purchase $8.6 million of product from our suppliers and contractors.

CRITICAL ACCOUNTING POLICIES

We have disclosed our significant accounting policies in Note 2 to the consolidated financial statements. The following provides information on the accounts requiring more significant estimates.

Allowance for Doubtful Accounts — We evaluate the collectability of accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings, substantial down-grading of credit ratings), a specific reserve for bad debts is recorded against amounts due to reduce the receivable to the amount we believe will be collected. For all other customers, we recognize reserves for bad debts based on our historical experience of bad debt write-offs as a percent of accounts receivable outstanding. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations), the estimates of the recoverability of amounts due to us could be revised by a material amount. At December 31, 2015, our reserve was 2.0% of our gross accounts receivable outstanding. A hypothetical change of one percent to our reserve as a percent of our gross accounts receivable would have affected our annual doubtful accounts expense by approximately $0.3 million.

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

To reduce our inventory to a lower of cost or market value, we record a reserve for slow-moving and obsolete inventory based on historical experience and monitoring of our current inventory activity. We use estimates to determine the necessity of recording these reserves based on periodic detailed analysis, using both qualitative and quantitative factors. As part of this analysis, we consider several factors including the inventories’ length of time on hand, historical sales, product shelf life, product life cycle, product category and product obsolescence. In general, depending on the product category, we reserve inventory with low turnover at higher rates than inventory with higher turnover.

At December 31, 2015, our inventory reserve was $5.5 million, equal to approximately 11.1% of our total inventory. A hypothetical change of one percent to our reserve as a percent of total inventory would have affected our cost of goods sold by $0.5 million.

Income Taxes — Deferred tax assets or liabilities reflect temporary differences between amounts of assets and liabilities for financial and tax reporting. Such amounts are adjusted, as appropriate, to reflect changes in enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established to offset any deferred tax assets if, based upon the available evidence, it is more likely than not (i.e. greater than 50% likely) that some or all of the deferred tax assets will not be realized. The determination of the amount of a valuation allowance to be provided on recorded deferred tax assets involves estimates regarding (1) the timing and amount of the reversal of taxable temporary differences, (2) expected future taxable income, (3) the impact of tax planning strategies and (4) the ability to carry back deferred tax assets to offset prior taxable income. In assessing the need for a valuation allowance, we consider all available positive and negative evidence, including past operating results, projections of future taxable income and the feasibility of ongoing tax planning strategies. The projections of future taxable income include a number of estimates and assumptions regarding our volume, pricing and costs. Additionally, valuation allowances related to deferred tax assets can be impacted by changes to tax laws. The Company recognizes the benefit of tax positions when a benefit is more likely than not (i.e., greater than 50% likely) to be sustained on its technical merits. Recognized tax benefits are measured at the largest amount that is more likely than not to be sustained, based on cumulative probability, in final settlement of the position. Significant judgment is required in determining income tax provisions as well as deferred tax asset and liability balances, including the estimation of valuation allowances and the evaluation of uncertain tax positions.

Primarily due to cumulative losses incurred in recent years, management determined that it was more likely than not that we will not be able to utilize our deferred tax assets to offset future taxable income and have established a deferred tax valuation allowance equal to substantially all of our net tax assets. A tax valuation allowance will remain until the Company can establish that the recoverability of its deferred tax assets is more likely.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

One of our subsidiaries is located and operates in Canada using the Canadian dollar as its functional currency. Operating results are translated into U.S. dollars when consolidated into our financial statements. Therefore, we are exposed to market risk relating to the change in the value of the Canadian dollar relative to the U.S. dollar. A hypothetical 10% change in the Canadian exchange rate would have affected our 2015 net sales by $2.5 million and net assets by $1.9 million.

Certain compensation awards have been granted to our directors, officers and key employees that are payable in cash based upon the market price of our common stock. These awards are re-measured each reporting period and the effect of the change in the share price is reflected in our operating results. A hypothetical 10% increase in the price of our common stock on December 31, 2015 would have decreased our 2015 operating results by $1.2 million and a hypothetical decrease of 10% in the price would have increased our 2015 operating results by $1.1 million.

A number of our current and past employees have opted to defer a portion of their earned compensation to be paid at a future date. These individuals have the ability to invest the deferred compensation in one or more portfolios that track the performance of various mutual funds. As of December 31, 2015, the liability, which is based on the performance of these funds, was $5.4 million. Additionally, we have invested funds in life insurance policies on certain executives. As of December 31, 2015, the cash surrender value of life insurance policies invested in financial instruments similar to those supporting the deferred compensation liability was $10.2 million. Therefore, any future net increase or decrease in the market value of the deferred compensation liability would be offset by the performance of the portfolio of the cash value of the life insurance asset and the combined gain and loss would have no material effect on our financial results.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following information is presented in this item:

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Lawson Products, Inc.
Chicago, Illinois
We have audited the accompanying consolidated balance sheets of Lawson Products, Inc. as of December 31, 2015 and 2014 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lawson Products, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lawson Products, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 18, 2016 expressed an unqualified opinion thereon.

/s/BDO USA, LLP
Chicago, Illinois
February 18, 2016

Lawson Products, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$10,765	$4,207
Restricted cash	800	800
Accounts receivable, less allowance for doubtful accounts of $543 and $733, respectively	27,231	31,546
Inventories, net	44,095	44,517
Miscellaneous receivables and prepaid expenses	3,667	5,433
Total current assets	86,558	86,503

Property, plant and equipment, less accumulated depreciation and amortization	35,487	41,588
Cash value of life insurance	10,245	9,188
Deferred income taxes	51	51
Other assets	753	510
Total assets	$133,094	$137,840

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$925	$—
Accounts payable	9,370	7,867
Accrued expenses and other liabilities	26,048	30,861
Total current liabilities	36,343	38,728

Security bonus plan	14,641	15,857
Financing lease obligation	8,539	9,414
Deferred compensation	4,626	5,102
Deferred rent liability	3,912	4,361
Other liabilities	3,769	2,523
Total liabilities	71,830	75,985

Commitments and contingencies – Note 11

Stockholders’ equity:
Preferred stock, $1 par value:
Authorized - 500,000 shares, issued and outstanding - None	—	—
Common stock, $1 par value:
Authorized - 35,000,000 shares Issued – 8,796,264 and 8,720,350 shares, respectively Outstanding – 8,771,120 and 8,706,467 shares, respectively	8,796	8,720
Capital in excess of par value	9,877	8,701
Retained earnings	43,572	43,275
Treasury stock – 25,144 and 13,883 shares held, respectively	(515)	(267)
Accumulated other comprehensive income	(466)	1,426
Total stockholders’ equity	61,264	61,855
Total liabilities and stockholders’ equity	$133,094	$137,840

See notes to Consolidated Financial Statements

Lawson Products, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Net sales	$275,834	$285,693	$269,503
Cost of goods sold	106,710	113,144	108,208
Gross profit	169,124	172,549	161,295

Operating expenses:
Selling expenses	90,093	90,776	84,273
General and administrative expenses	75,979	83,350	80,357
Total SG&A	166,072	174,126	164,630
Other operating expenses, net	931	3,386	2,528
Operating expenses	167,003	177,512	167,158

Operating income (loss)	2,121	(4,963)	(5,863)

Interest expense	(766)	(772)	(1,097)
Other expenses, net	(203)	(99)	(162)

Income (loss) from continuing operations before income taxes	1,152	(5,834)	(7,122)
Income tax expense (benefit)	855	227	(141)

Income (loss) from continuing operations	297	(6,061)	(6,981)
Income and gain from discontinued operations, net of tax	—	1,692	1,861
Net Income (loss)	$297	$(4,369)	$(5,120)

Basic and diluted income (loss) per share of common stock:
Continuing operations	$0.03	$(0.70)	$(0.81)
Discontinued operations	—	0.20	0.22
Net income (loss)	$0.03	$(0.50)	$(0.59)

Comprehensive income (loss)
Net income (loss)	$297	$(4,369)	$(5,120)
Other comprehensive loss, net of tax:
Adjustment for foreign currency translation	(1,892)	(559)	(573)
Comprehensive loss	$(1,595)	$(4,928)	$(5,693)

See notes to Consolidated Financial Statements

Lawson Products, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands)

	Common Stock, $1 par value	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive income (loss)	Total stockholders' equity
Balance at January 1, 2013	$8,615	$6,951	$52,764	$(155)	$2,558	$70,733
Net loss	—	—	(5,120)	—	—	(5,120)
Adjustment for foreign currency translation	—	—	—	—	(573)	(573)
Stock-based compensation	—	904	—	—	—	904
Shares issued	56	(56)	—	—	—	—
Share repurchase under stock award program	—	—	—	(32)	—	(32)
Balance at December 31, 2013	8,671	7,799	47,644	(187)	1,985	65,912

Net loss	—	—	(4,369)	—	—	(4,369)
Adjustment for foreign currency translation	—	—	—	—	(559)	(559)
Stock-based compensation	—	951	—	—	—	951
Shares issued	49	(49)	—	—	—	—
Share repurchase under stock award program	—	—	—	(80)	—	(80)
Balance at December 31, 2014	8,720	8,701	43,275	(267)	1,426	61,855

Net income	—	—	297	—	—	297
Adjustment for foreign currency translation	—	—	—	—	(1,892)	(1,892)
Stock-based compensation	—	1,252	—	—	—	1,252
Shares issued	76	(76)	—	—	—	—
Share repurchase under stock award program	—	—	—	(248)	—	(248)
Balance at December 31, 2015	$8,796	$9,877	$43,572	$(515)	$(466)	$61,264

See notes to Consolidated Financial Statements

Lawson Products, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities
Net income (loss)	$297	$(4,369)	$(5,120)
Income from discontinued operations	—	(1,692)	(1,861)
Income (loss) from continuing operations	297	(6,061)	(6,981)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	8,543	8,751	9,030
Deferred income taxes	—	8	13
Stock-based compensation	2,093	6,376	2,267
Loss (gain) on disposal of property and equipment	8	142	(4)
Increase in environmental reserve	931	340	—
Long-lived asset impairment	—	3,046	—
Loss on sub-lease	—	—	2,538
Increase in restricted cash	—	—	(800)
Changes in operating assets and liabilities:
Accounts receivable	3,285	(2,415)	(941)
Inventories, net	(116)	882	(1,404)
Prepaid expenses and other assets	418	(2,202)	6,391
Accounts payable and other liabilities	(6,352)	(7,166)	(9,410)
Other	207	633	(180)
Net cash provided by operating activities	$9,314	$2,334	$519

Investing activities
Purchases of property, plant and equipment	$(2,342)	$(2,759)	$(2,908)
Proceeds from sale of property	3	8,307	38
Business acquisition	(441)	—	—
Proceeds related to the sale of businesses, net	—	12,125	—
Net cash (used in) provided by investing activities	$(2,780)	$17,673	$(2,870)

Financing activities
Net proceeds from (payments on) revolving line of credit	$925	$(16,078)	$(49)
Proceeds from stock option exercises	50	53	—
Net cash provided by (used in) financing activities	$975	$(16,025)	$(49)

Discontinued operations
Operating cash flows	$(29)	$(530)	$1,666
Investing cash flows	—	—	(257)
Net cash (used in) provided by discontinued operations	$(29)	$(530)	$1,409

Effect of exchange rate changes on cash and cash equivalents	(922)	57	49

Increase (decrease) in cash and cash equivalents	6,558	3,509	(942)
Cash and cash equivalents at beginning of year	4,207	698	1,640
Cash and cash equivalents at end of year	$10,765	$4,207	$698

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

Inventories — Inventories principally consist of finished goods stated at the lower of cost or market using the first-in-first-out method. To reduce the cost basis of inventory to a lower of cost or market value, a reserve is recorded for slow-moving and obsolete inventory based on historical experience and monitoring of current inventory activity. Estimates are used to determine the necessity of recording these reserves based on periodic detailed analysis using both qualitative and quantitative factors. As part of this analysis, the Company considers several factors including the inventories length of time on hand, historical sales, product shelf life, product life cycle, product category and product obsolescence.

Property, Plant and Equipment — Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation expense is computed by the straight-line method generally using useful lives of 20 to 30 years for buildings and improvements and 3 to 10 years for machinery and equipment, furniture and fixtures and vehicles. Amortization of financing and capital leases is included in depreciation expense. Depreciation expense was $4.5 million, $4.8 million and $5.4 million for 2015, 2014 and 2013, respectively. Capitalized software is amortized over estimated useful lives of 3 to 5 years using the straight-line method. Amortization expense of capitalized software was $3.8 million, $3.8 million and $3.5 million for 2015, 2014 and 2013, respectively.

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

Goodwill — The Company has $0.3 million of goodwill included in other assets in the 2015 consolidated balance sheet. Goodwill represents the cost of business acquisitions in excess of the fair value of identifiable net tangible and intangible assets acquired. Goodwill is allocated to the appropriate reporting unit as reviewed by the Company’s chief operating decision maker responsible for reviewing operating performance and allocating resources. The Company reviews goodwill for potential impairment annually during the fourth quarter, or when an event or other circumstance changes that would more likely than not reduce the fair value of the asset below its carrying value. Impairment of goodwill is evaluated using a three-step process. First, we look at qualitative factors to determine whether events or circumstances exist that would lead us to determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If events or circumstances do exist that lead us to determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the fair value of the reporting unit is compared with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and thus, the third step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the third step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.

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

Leases — Leases are categorized as either operating or capital leases at inception. Operating lease costs are recognized on a straight-line basis over the term of the lease. An asset and a corresponding liability for the capital lease obligation are established for the cost of capital leases. The capital lease obligation is amortized over the shorter of the estimated useful life of the asset or the lease term. For build-to-suit leases, the Company establishes an asset and liability for the estimated construction costs incurred to the extent that it is involved in the construction of structural improvements or takes construction risk prior to the commencement of the lease. Upon occupancy of facilities under build-to-suit leases, the Company assesses whether these arrangements qualify for sales recognition under the sale-leaseback accounting guidance. If a lease does not meet the criteria to qualify for a sale-leaseback transaction, the established asset and liability remain on the Company's consolidated balance sheet. This asset is depreciated over the life of the lease and the liability is reduced by the non-interest portion of the lease payments for costs allocated to the building and on a straight line basis for costs allocated to land.

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

Foreign Currency — The accounts of foreign subsidiaries are measured using the local currency as the functional currency. All balance sheet amounts are translated into U.S. dollars using the exchange rates in effect at the applicable period end. Components of income or loss are translated using the average exchange rate for each reporting period.

Gains and losses resulting from changes in the exchange rates from translation of the subsidiary accounts in local currency to U.S. dollars are reported as a component of Accumulated other comprehensive income in the consolidated balance sheets. Gains and losses resulting from the effect of exchange rate changes on transactions denominated in currencies other than the functional currency are included as a component of net income or loss upon settlement of the transaction.

Gains and losses resulting from intercompany transactions are included as a component of net income or loss each reporting period unless the transactions are of a long-term-investment nature and settlement is not planned or anticipated in the foreseeable future, in which case the gains and losses are recorded as a component of Accumulated other comprehensive income in the consolidated balance sheets.

Treasury Stock —The Company repurchased 11,261, 2,256 and 2,691 shares of its common stock in 2015, 2014 and 2013, respectively, from employees upon the vesting of restricted stock to offset the income taxes owed by those employees. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of stockholders’ equity. The value of the treasury stock repurchased of $0.2 million, $0.1 million and an immaterial amount in 2015, 2014 and 2013, respectively, was acquired in a non-cash transaction that is not included in the consolidated statements of cash flows.

Use of Estimates — Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported for allowance for doubtful accounts. inventory reserves and income taxes in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Recent Accounting Pronouncements

In November, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, Balance Sheet Classification of Deferred Taxes. This update simplifies the presentation of deferred income taxes by requiring all entities that present a classified balance sheet to classify all deferred tax assets and liabilities as a noncurrent amount. The FASB feels that this simplification will reduce the cost and complexity of recording deferred taxes without affecting the usefulness of financial statement information. This pronouncement will be effective for public entities in fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The guidance may be applied on either a prospective or retrospective basis. The Company is currently assessing the impact that the adoption of this guidance would have on its financial position, results of operations and cash flows.
In July 2015, the FASB issued ASU No.  2015-11, Simplifying the Measurement of Inventory, which requires an entity to measure inventory at the lower of cost or net realizable value, which consists of the estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. This pronouncement is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those fiscal years. The guidance is to be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company does not expect adoption of ASU 2015-11 to have a material impact on its financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU No.  2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This pronouncement is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those fiscal years. Entities should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, entities are required to comply with the applicable disclosures for a change in an accounting principle. The Company does not expect adoption of ASU 2015-03 to have a material impact on its financial position, results of operations or cash flows.

In June 2014 the FASB issued ASU 2014-12, that clarifies that for share-based compensation instruments that vest based on performance conditions, the performance target should not be reflected in estimating the grant-date fair value of the award. Rather, compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. ASU 2014-12 is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. We currently have no instruments within the scope of ASU 2014-12, therefore, adoption of the new standard will have no effect on our financial position, results of operation or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The new standard is effective for the Company interim and annual periods beginning after December 15, 2018. The standard is to be applied using one of two retrospective application methods, with early application not permitted. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on the consolidated financial statements and has not yet determined the method by which the standard will be adopted.

In May 2013, the FASB reissued an exposure draft on lease accounting that would require entities to recognize assets and liabilities arising from lease contracts on the balance sheet. The exposure draft states that lessees and lessors should apply a “right-of-use model” in accounting for all leases. Under the proposed model, lessees would recognize an asset for the right to use the leased asset, and a liability for the obligation to make rental payments over the lease term. The lease expense from real estate based leases would continue to be recorded under a straight line approach, but other leases not related to real estate would be expensed using an effective interest method that would accelerate lease expense. A final standard is expected to be issued in 2016 and would be effective no earlier than annual reporting periods beginning on January 1, 2017. The Company is currently assessing the impact that the adoption of this guidance would have on its financial position, results of operations and cash flows.

Note 3 — Restricted Cash

The Company has agreed to maintain $0.8 million in a money market account as collateral for an outside party that is providing certain commercial card processing services for the Company. The Company is restricted from withdrawing this balance without the prior consent of the outside party during the term of the agreement.

Note 4 – Inventories, net

Inventories, net, consisting primarily of purchased goods which are offered for resale, were as follows:

	(Dollars in thousands)
	December 31,
	2015	2014
Inventories, gross	$49,615	$50,063
Reserve for obsolete and excess inventory	(5,520)	(5,546)
Inventories, net	$44,095	$44,517

Note 5 - Property, Plant and Equipment

Components of property, plant and equipment were as follows:

	(Dollars in thousands)
	December 31,
	2015	2014
Land	$2,692	$2,701
Buildings and improvements	18,343	18,503
Machinery and equipment	22,558	22,418
Capitalized software	19,710	18,758
McCook Facility	12,961	12,961
Furniture and fixtures	5,693	5,703
Capital leases	563	302
Vehicles	163	168
Construction in progress	681	1,018
	83,364	82,532
Accumulated depreciation and amortization	(47,877)	(40,944)
	$35,487	$41,588

As of December 31, 2015, approximately $0.3 million of assets were financed through non-cash transactions, by capital lease or accounts payable, that are not included in the consolidated statement of cash flows.

Note 6 – Income Taxes

Income (loss) from continuing operations before income taxes consisted of the following:

	(Dollars in thousands)
	Year Ended December 31,
	2015	2014	2013
United States	$3,583	$(4,355)	$(6,255)
Canada	(2,431)	(1,479)	(867)
	$1,152	$(5,834)	$(7,122)

Provision (benefit) for income taxes from continuing operations for the years ended December 31, consisted of the following:

	(Dollars in thousands)
	Year Ended December 31,
	2015	2014	2013
Current income tax expense (benefit):
U.S. Federal	$(461)	$(377)	$(864)
U.S. state	75	79	84
Canada	1,241	525	639
Total	$855	$227	$(141)

Since substantially all of our deferred tax assets are subject to a tax valuation allowance, the Company's deferred income tax expense for the each of the three years ended December 31, 2015, 2014 and 2013 was immaterial.

The reconciliation between the effective income tax rate and the statutory federal rate for continuing operations was as follows:

	Year Ended December 31,
	2015	2014	2013
Statutory Federal rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
Change in valuation allowance	(86.4)	(26.9)	(30.3)
Change in uncertain tax positions	56.2	(9.0)	(9.8)
Provision to return differences	24.4	(3.2)	1.5
Foreign tax rate differential	17.9	(2.2)	(1.1)
Meals & entertainment	11.6	(2.6)	(1.9)
State and local taxes, net	10.4	2.8	3.2
Alternative minimum tax	7.6	—	—
Executive life insurance	2.4	2.3	5.1
Other items, net	(4.9)	(0.1)	0.3
Provision for income taxes	74.2%	(3.9)%	2.0%

Income taxes paid for the years ended December 31, 2015, 2014, and 2013 totaled $0.1 million, $0.2 million and $0.2 million, respectively. In 2014 and 2013 the Company received $0.1 million and $0.7 million, respectively, in income tax refunds primarily related to recovery of income tax overpayments in prior years.

At December 31, 2015, the Company had $49.8 million of U.S. Federal net operating loss carryforwards which are subject to expiration beginning in 2030, and $0.5 million of foreign tax credit carryforwards which are subject to expiration beginning in 2020. In addition, the Company had $48.5 million of various state net operating loss carryforwards which expire at varying dates through 2033.

Primarily due to the cumulative losses incurred in recent years, management determined that it was more likely than not that the Company will not be able to utilize its deferred tax assets to offset future taxable income. In 2015, 2014 and 2013 the Company decreased its deferred tax valuation allowance by $0.2 million, $0.8 million and $1.6 million, respectively. The tax valuation allowance will remain until the Company can establish that the recoverability of its deferred tax assets is more certain. During 2015, as the result of a small acquisition, the Company recorded $0.3 million of tax deductible goodwill that may result in a tax benefit in future periods.

Deferred income tax assets and liabilities contain the following temporary differences:

	(Dollars in thousands)
	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforward	$19,336	$20,652
Compensation and benefits	11,979	11,926
Inventory reserve	2,726	2,723
Capital loss carryforward	2,210	—
Accounts receivable reserve	218	287
Other	2,073	3,372
Total deferred tax assets	38,542	38,960
Deferred tax liabilities:
Property, plant and equipment	1,100	1,156
Other	875	1,078
Total deferred liabilities	1,975	2,234
Net deferred tax assets before valuation allowance	36,567	36,726
Valuation allowance	(36,516)	(36,675)
Net deferred tax assets	$51	$51

Net deferred tax assets:
Net current deferred tax assets	$—	$—
Net noncurrent deferred tax assets	51	51
Net deferred tax assets	$51	$51

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	(Dollars in thousands)
	December 31,
	2015	2014
Balance at beginning of year	$2,964	$2,678
Additions for tax positions of current year	146	287
Additions for tax positions of prior years	26	133
Reductions for tax positions of prior year	—	(134)
Balance at end of year	$3,136	$2,964

The recognition of the unrecognized tax benefits would have a favorable effect on the effective tax rate. Due to the uncertainty of both timing and resolution of income tax examinations, the Company is unable to determine whether any amounts included in the December 31, 2015 balance of unrecognized tax benefits represent tax positions that could significantly change during the next twelve months. Interest and penalties related to unrecognized tax benefits are recorded as a component of income tax expense.

The Company and its subsidiaries are subject to U.S. Federal income tax as well as income tax of multiple state and foreign jurisdictions. As of December 31, 2015, the Company was subject to U.S Federal income tax examinations for the years 2012 through 2014 and income tax examinations from various other jurisdictions for the years 2006 through 2014.

The Company was subject to an examination by the Canada Revenue Authority ("CRA") for the years 2006 through 2010. The CRA examination was completed during May 2013 and resulted in proposed adjustments which amount to $1.3 million of additional tax for the 2008 and 2009 tax years. The Company did not agree with these adjustments and filed a request with Competent Authority programs in both the U.S. and Canada in October, 2013. The Competent Authority program assists taxpayers with respect to matters covered in the mutual agreement procedure provisions of tax treaties. In the fourth quarter of 2015, Competent Authority completed their review and communicated to the Company that they proposed to assess a tax on the 2009 tax year only. A formal Letter of Disposition from Competent Authority is expected to be received in 2016. The Company plans to accept the proposal and has recorded an expense of approximately $0.8 million in Canada and expects to realize a related benefit of $0.5 million in the U.S.

Note 7 - Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	(Dollars in thousands)
	December 31,
	2015	2014
Accrued stock-based compensation	$6,980	$7,121
Accrued compensation	6,289	9,783
Accrued and withheld taxes, other than income taxes	1,199	1,440
Financing lease obligation	876	809
Accrued profit sharing	774	582
Reserve for unrecognized tax benefits	738	879
Accrued health benefits	700	810
Accrued severance	697	311
Other	7,795	9,126
	$26,048	$30,861

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

The applicable interest rates for borrowings are the Prime rate or, if the Company elects, the LIBOR rate plus 1.50% to 1.85% based on the Company’s debt to EBITDA ratio, as defined in the Loan Agreement. The Loan Agreement is secured by a first priority perfected security interest in substantially all existing assets of the Company. Dividends are restricted so as not to exceed $7.0 million annually.

At December 31, 2015, the Company had $0.9 million outstanding balance under its revolving line of credit facility and additional borrowing availability of $30.0 million. The Company paid interest of $0.5 million, $0.8 million and $1.1 million in 2015, 2014 and 2013, respectively. The weighted average interest rate was 3.26% in 2015. The Company had $1.5 million of outstanding letters of credit as of December 31, 2015.

In addition to other customary representations, warranties and covenants, we are required to meet a minimum trailing twelve month EBITDA, as defined in the Loan Agreement, to fixed charges ratio and a minimum quarterly tangible net worth level as defined in the Second Amendment. On December 31, 2015, we were in compliance with all financial covenants as detailed below:

Quarterly Financial Covenants	Requirement	Actual
EBITDA to fixed charges ratio	1.10 : 1.00	3.12 : 1.00
Minimum tangible net worth	$45.0 million	$54.0 million

Note 9 – Reserve for Severance

Severance costs are primarily related to management realignment and reorganization. The table below reflects the activity in the Company’s reserve for severance and related payments.

	(Dollars in thousands)
	Year Ended December 31,
	2015	2014	2013
Beginning balance	$311	$1,769	$4,417
Charged to earnings	1,273	631	837
Cash paid	(887)	(2,089)	(3,485)
Ending balance	$697	$311	$1,769

The remaining severance liabilities outstanding as of December 31, 2015 are scheduled to be paid by the end of 2016.

Note 10 - Retirement and Security Bonus Plans

The Company provides a 401(k) defined contribution plan to allow employees a pre-tax investment vehicle to save for retirement. Beginning January 1, 2012, the Company began contributing matching funds to the 401(k) plan. In 2013, the amount of contributions increased substantially as the U.S. sales representatives that converted from independent agents to employees on January 1, 2013 became eligible for the plan. The Company made contributions to the 401(k) plan of $2.9 million, $2.9 million and $2.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company provides a profit sharing plan for certain sales, office and warehouse employees. The amounts of the Company’s annual contributions are determined annually by the Board of Directors. Expenses incurred for the profit sharing plan were $0.8 million, $0.6 million and $0.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company has a security bonus plan for the benefit of its independent sales representatives, under the terms of which participants are credited with a percentage of their annual net commissions. The aggregate amounts credited to participants’ accounts vest 25% after five years, and an additional 5% vests each year thereafter upon qualification for the plan. On January 1, 2013, the Company converted all of its U.S. independent sales representatives to employees. The security bonus for those converted employees continue to vest, but their accounts are no longer credited with a percentage of net commissions. For financial reporting purposes, amounts are charged to operations over the vesting period. Expenses incurred for the security bonus plan were $0.4 million, $0.6 million and $0.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. The security bonus plan is partially funded by a $2.2 million investment in the cash surrender value in life insurance of certain employees.

Note 11 - Commitments and Contingencies

Lease Commitments

Total rental expense for the years ended December 31, 2015, 2014 and 2013 amounted to $2.0 million, $1.8 million and $2.2 million, respectively. Of the $14.1 million future minimum operating lease commitments outstanding at December 31, 2015, $8.5 million relates to a lease for the Company's headquarters which expires in March 2023. The lease commitment is partially offset by a portion of the headquarters that has been sub-leased through March 2023 and includes total future minimum lease proceeds of $0.7 million.

The Company has a financing lease for the McCook Facility which expires in June 2022 and includes future minimum lease payments, related to the building, of $8.9 million.

The Company’s future minimum lease commitments, principally for facilities and equipment, as of December 31, 2015, were as follows:

	(Dollars in thousands)
Year ended December 31,	Operating Leases	Financing Lease	Capital Leases
2016	$1,763	$1,165	$124
2017	1,766	1,255	123
2018	1,796	1,348	95
2019	1,852	1,395	39
2020	1,909	1,443	—
Thereafter	4,998	2,253	—
Total	$14,084	$8,859	$381

At December 31, 2015, the cost and accumulated depreciation of the asset related to the financing lease were $13.0 million and $4.6 million, respectively, and the cost and accumulated amortization of the assets related to capital leases were $0.6 million and $0.3 million, respectively.

Litigation, regulatory and tax matters

  The Company is involved in legal actions that arise in the ordinary course of business. It is the opinion of management that the resolution of any currently pending litigation will not have a material adverse effect on the Company’s financial position or results of operations.

Environmental matter

In 2012, the Company identified that a site it owns in Decatur, Alabama, contains hazardous substances in the soil and groundwater as a result of historical operations prior to the Company's ownership. The Company retained an environmental consulting firm to further investigate the contamination including the measurement and monitoring of the site. In August 2013, the site was enrolled in Alabama's voluntary cleanup program. On October 30, 2014, the Company received estimates from its environmental consulting firm with three potential remediation solutions. The estimates include a range of viable remedial approaches. The first solution included limited excavation and removal of the contaminated soil along with monitoring for a period up to 10 years. The second solution included the first solution plus the installation of a groundwater extraction system. The third scenario included the first and second solutions plus treatment injections to reduce the degradation time. The estimated expenditures over a 10-year period under the three scenarios ranged from $0.3 million to $1.4 million, of which up to $0.3 million may qualify to be capitalized. As the Company had determined that a loss was probable; however, no scenario was more likely than the other at this time, a liability in the amount of $0.3 million was established in 2014.

During 2015, after further evidence had been collected and analyzed, the Company concluded that it was probable that future remediation would be required, and accordingly accrued an additional $0.9 million for the estimated costs. This estimate is based on the information developed to date and as the remediation efforts proceed, additional information may impact the final cost. As of December 31, 2015, agreement with Alabama’s voluntary cleanup program on viable treatment of the property has not yet been reached and the Company continues to evaluate potential remediation alternatives that could impact the ultimate cost of remediation. As of December 31, 2015, approximately $1.2 million is accrued for remediation in other long-term liabilities on the accompanying consolidated balance sheet.

Tax matter

The Company was subject to an examination by the Canada Revenue Authority ("CRA") for the years 2006 through 2010. The CRA examination was completed during May 2013 and resulted in proposed adjustments which amount to $1.3 million of additional tax for the 2008 and 2009 tax years. The Company did not agree with these adjustments and filed a request with Competent Authority programs in both the U.S. and Canada in October 2013. The Competent Authority program assists taxpayers with respect to matters covered in the mutual agreement procedure provisions of tax treaties. In the fourth quarter of 2015, Competent Authority completed their review and communicated to the Company that they proposed to assess a tax on the 2009 tax year only. A formal Letter of Disposition from Competent Authority is expected to be received in 2016. The Company recorded expense in 2015 of approximately $0.8 million.

Note 12 – Stock-Based Compensation Plans

Plan Administration

The Company's Amended and Restated 2009 Equity Compensation Plan (“Equity Plan”) provides for the grant of nonqualified and incentive stock options, stock awards and stock units to officers and employees of the Company. The Equity Plan also provides for the grant of option rights and restricted stock to non-employee directors. As of December 31, 2015, the Company had approximately 579,000 shares of common stock still available under the Equity Plan with no participant allowed a grant of more than 40,000 shares of common stock in any calendar year. The Equity Plan is administered by the Compensation Committee of the Board of Directors, or its designee, which as administrator of the plan, has the authority to select plan participants, grant awards, and determine the terms and conditions of the awards.

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

On December 31, 2015, the SPRs outstanding were re-measured at fair value using the Black-Scholes valuation model. This model requires the input of subjective assumptions that may have a significant impact on the fair value estimate. The weighted-average estimated value of SPRs outstanding as of December 31, 2015 was $9.82 per SPR using the following assumptions:

Expected volatility	33.9% to 57.2%
Risk-free rate of return	0.2% to 1.7%
Expected term (in years)	0.2 to 4.5
Expected annual dividend	$0

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

Compensation expense of $0.9 million, $5.5 million and $1.4 million was recorded for the years ended December 31, 2015, 2014 and 2013, respectively. Cash in the amount of $1.0 million was paid out for SPR exercises in 2015 and an immaterial amount of cash was paid out in 2014 and 2013.

Activity related to the Company’s SPRs during the year ended December 31, 2015 was as follows:

	Number of SPRs	Weighted Average Exercise Price
Outstanding on December 31, 2014	644,691	$14.50
Granted	409,373	28.17
Exercised	(64,300)	11.88
Cancelled	(30,265)	33.34
Outstanding on December 31, 2015	959,499	19.91

Exercisable on December 31, 2015	462,725	$14.04

The SPRs outstanding had an intrinsic value of $6.3 million as of December 31, 2015. Unrecognized compensation cost related to non-vested SPRs was $2.0 million at December 31, 2015, which will be recognized over a weighted average period of 1.8 years. During the year ended December 31, 2015, 204,325 SPRs with a fair value of $1.9 million vested. At December 31, 2015, the weighted average remaining contractual term was 5.4 years for all outstanding SPRs and 4.6 years for all exercisable SPRs.

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

Compensation expense of $0.6 million, $0.5 million and $0.6 million related to the RSAs was recorded in General and administrative expenses for 2015, 2014 and 2013, respectively. Activity related to the Company’s RSAs during the year ended December 31, 2015 was as follows:

Restricted Stock Awards
Outstanding on December 31, 2014	38,123
Granted	22,820
Exchanged for shares	(29,958)
Outstanding on December 31, 2015	30,985

As of December 31, 2015, there was $0.3 million of total unrecognized compensation cost related to RSAs that will be recognized over a weighted average period of seven months. The awards granted in 2015 had a weighted average grant date fair value of $23.01 per share.

Market Stock Units

Market Stock Units ("MSUs") are exchangeable for between 0% to 150% of the Company's common shares at the end of the vesting period based on the trailing 30 or 60 day average closing price of the Company's common stock. The value of the MSUs was determined using a geometric brownian motion model that, based on certain variables, generates a large number of random trials simulating the price of the common stock over the measurement period. Expense of $0.5 million, $0.3 million and $0.2 million related to MSUs was recorded in the years ended December 31, 2015, 2014 and 2013, respectively. Activity related to the Company’s MSUs during the year ended December 31, 2015 was as follows:

	Number of Market Stock Units	Maximum Shares Potentially Issuable
Outstanding on December 31, 2014	88,600	132,900
Granted	30,633	45,949
Exchanged for shares	(24,493)	(36,739)
Cancelled	(6,970)	(10,455)
Outstanding on December 31, 2015	87,770	131,655

Stock Options

Each stock option can be exchanged for one share of the Company’s common stock. The stock options granted in 2015 vest ratably over thee years, have a seven year term and had a weighted average fair value of $8.57 on December 31, 2015. Expense related to stock options was $0.1 million in 2015 and unrecognized compensation at December 31, 2015 was $0.2 million.

Activity related to the Company’s stock options during the year ended December 31, 2015 was as follows:

	Number of Stock Options	Weighted Average Exercise Price
Outstanding on December 31, 2014	5,910	$14.04
Granted	40,000	28.40
Outstanding on December 31, 2015	45,910	26.55

Stock Awards

As of December 31, 2015, the Company had 78,000 stock awards outstanding which entitle the holder to receive shares of the Company’s common stock equal in value to the appreciation in the Company’s common stock from the exercise price of $10.00 up to the date the holder exercises the award. The stock awards vested on December 31, 2014 and expire on October 2, 2017. During 2015, 17,000 stock awards were exercised resulting in the issuance of 12,714 common shares.

Note 13 — Discontinued operations

On February 14, 2014, the Company completed the sale of substantially all of the assets of Automatic Screw Machine Products Company, Inc. ("ASMP"), a wholly-owned subsidiary, to Nelson Stud Welding, Inc. (“Buyer”), an indirect subsidiary of Doncasters Group Limited, for a purchase price of $12.5 million plus the assumption of certain liabilities. In addition, the Buyer agreed to lease the real property located in Decatur, Alabama, where ASMP was located. The Company has classified ASMP's operating results as discontinued operations for all periods presented.

The following table details the components of income from discontinued operations:

	(Dollars in thousands)
	Year Ended December 31,
	2015	2014	2013
Net sales of ASMP	$—	$2,462	$18,534

Pre-tax operating income from discontinued operations
ASMP	$—	$346	$2,801
Other discontinued operations	—	—	40
Total pre-tax income	—	346	2,841
Income tax expense	—	133	980
Net income from discontinued operations	$—	$213	$1,861

Sale of discontinued operations
Pre-tax gain on sale of ASMP	$—	$1,877	$—
Income tax expense	—	398	—
Net gain on sale of ASMP	$—	$1,479	$—

Income and gain from discontinued operations, net of tax	$—	$1,692	$1,861

Basic and diluted income per share
ASMP	$—	$0.20	$0.21
Other discontinued operations	—	—	0.01
Total	$—	$0.20	$0.22

Note 14 - Other Operating Expenses, Net

Other operating expenses, net consisted of the following:

	(Dollars in thousands)
	Year Ended December 31,
	2015	2014	2013
Environmental remediation expense	$931	$340	$—
Impairment loss	—	3,046	—
Loss on sub-lease transaction	—	—	2,928
Employment tax matter	—	—	(400)
Total other operating expenses, net	$931	$3,386	$2,528

Environmental remediation matter

In 2015 and 2014, the Company accrued $0.9 million and $0.3 million, respectively, related to estimated future remediation of an environmental matter involving land owned in Decatur, Alabama, that was part of a division that was previously sold in 2014. Refer to "Environmental Matter" in Note 11 for further details.

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

Employment tax matter

In 2013, the Company recorded a reduction in other operating expenses of $0.4 million as an employment tax matter with the IRS was settled for $0.8 million. The Company originally established a $1.2 million liability in 2011 as its best estimate of the cost of settling this employment tax matter that related to the classification of the sales representatives of one of the Company’s subsidiaries.

Note 15 – Earnings (Loss) Per Share

The computation of basic and diluted earnings (loss) per share consisted of the following:

	(Dollars in thousands, except per share data)
	Year Ended December 31,
	2015	2014	2013
Weighted average shares:
Basic weighted average shares outstanding	8,726	8,683	8,634
Effect of dilutive securities outstanding	150	—	—
Diluted weighted average shares outstanding	8,876	8,683	8,634

Earnings (loss):
Continuing operations	$297	$(6,061)	$(6,981)
Discontinued operations	—	1,692	1,861
Net earnings (loss)	$297	$(4,369)	$(5,120)

Basic and diluted earnings (loss) per share of common stock:
Continuing operations	$0.03	$(0.70)	$(0.81)
Discontinued operations	—	0.20	0.22
Net earnings (loss)	$0.03	$(0.50)	$(0.59)

For the year ended December 31, 2015, stock options to purchase 40,000 of the Company's common stock were excluded from the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common stock. The dilutive effect of outstanding securities of approximately 146,000 and 58,000 for the years ended December 31, 2014 and 2013, respectively, were excluded from the computation of diluted earnings per share as the Company recorded a loss for those periods and therefore the effect would have been anti-dilutive.

Note 16 – Geographic Information

Financial information related to the Company’s continuing operations by geographic area follows:

	(Dollars in thousands)
	Year Ended December 31,
	2015	2014	2013
Net sales
United States	$251,129	$257,428	$241,115
Canada	24,705	28,265	28,388
Consolidated total	$275,834	$285,693	$269,503

Long-lived assets
United States	$33,379	$39,171	$56,162
Canada	2,108	2,417	2,812
Consolidated total	$35,487	$41,588	$58,974

Net sales are attributed to countries based on the location of customers. Long-lived assets consist of property, plant and equipment.

Note 17 - Summary of Unaudited Quarterly Results of Operations

Unaudited quarterly results of operations for the years ended December 31, 2015 and 2014 are summarized below:

	(Dollars in thousands, except per share data)
	2015 Quarter Ended
	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Net sales	$64,961	$70,243	$70,726	$69,904
Gross profit	39,091	43,342	43,808	42,883

Income (loss) from continuing operations (1)	$(3,688)	$2,430	$2,926	$(1,371)
Income from discontinued operations	—	—	—	—
Net income (loss)	$(3,688)	$2,430	$2,926	$(1,371)

Basic income (loss) per share of common stock:
Continuing operations	$(0.42)	$0.28	$0.34	$(0.16)
Discontinued operations	—	—	—	—
Net income (loss)	$(0.42)	$0.28	$0.34	$(0.16)

Diluted income (loss) per share of common stock:
Continuing operations (2)	$(0.42)	$0.27	$0.33	$(0.16)
Discontinued operations	—	—	—	—
Net income (loss) (2)	$(0.42)	$0.27	$0.33	$(0.16)

	(Dollars in thousands, except per share data)
	2014 Quarter Ended
	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Net sales	$70,281	$74,128	$72,080	$69,204
Gross profit	42,935	44,533	43,803	41,278

Income (loss) from continuing operations (3)	$(2,997)	$460	$798	$(4,322)
Income and gain from discontinued operations	325	—	—	1,367
Net income (loss)	$(2,672)	$460	$798	$(2,955)

Basic and diluted income (loss) per share of common stock:
Continuing operations	$(0.34)	$0.05	$0.09	$(0.50)
Discontinued operations (2)	0.03	—	—	0.16
Net income (loss) (2)	$(0.31)	$0.05	$0.09	$(0.34)

(1)
Loss from continuing operations for the three months ended December 31, 2015 includes an expense of $0.9 million related to an increase in the estimated future remediation cost of an environmental matter involving land owned in Decatur, Alabama, that was part of a division that was previously sold.

(2)
The sum of the quarterly earnings per share amounts may not equal the total annual earnings per share due to rounding and the uneven timing of earnings throughout the year compared to the weighted average shares outstanding.

(3)	Loss from continuing operations for the three months ended March 31, 2014 includes a $2.9 million impairment charge related to the Reno, Nevada distribution center.

Lawson Products, Inc.
Schedule II -Valuation and Qualifying Accounts

The roll forward of valuation accounts were as follows:

	(Dollars in thousands)
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2015	$733	$353	$(543)	(1)	$543
Year ended December 31, 2014	828	715	(810)	(1)	733
Year ended December 31, 2013	1,637	126	(935)	(1)	828

Valuation allowance for deferred tax assets:
Year ended December 31, 2015	$36,675	$(159)	$—		$36,516
Year ended December 31, 2014	35,834	841	—		36,675
Year ended December 31, 2013	34,278	1,556	—		35,834

(1)	Uncollected receivables written off, net of recoveries and translation adjustments.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

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

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.  In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission “Internal Control – Integrated Framework” (2013).  Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015. The Company’s independent registered public accounting firm, BDO USA, LLP, has audited and issued a report on the Company’s internal controls over financial reporting as set forth in this annual report.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Lawson Products, Inc.
Chicago, Illinois
We have audited Lawson Products, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in “Internal Control – Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Lawson Products, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Lawson Products, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lawson Products, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 18, 2016 expressed an unqualified opinion thereon.
/s/BDO USA, LLP

Chicago, IL
February 18, 2016

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

a.    Directors

The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2016, under the caption “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.

b.    Executive Officers

The information required by this Item is set forth under the caption Item 1 — Business under “Executive Officers of the Registrant.”

c.    Audit Committee

Information on the Company’s Audit Committee is contained under the caption “Board of Directors Meetings and Committees” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2016, which is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2016, under the caption “Remuneration of Executive Officers,” which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2016 under the caption “Securities Beneficially Owned by Principal Stockholders and Management” which information is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2015 regarding the number of shares of common stock that were available for issuance under the Company’s equity compensation plans which are described in greater detail in Note 11 in the Consolidated Financial Statements.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (1) (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	286,550	$16.13	579,006
Equity compensation plans not approved by security holders	—	—	—
Total	286,550	$16.13	579,006

(1)	Includes potential common stock issuance of 30,985 from restricted stock awards, 131,655 from market stock units 45,910 from stock options and 78,000 from stock awards.

(2)	Weighted-average exercise price of 45,910 stock options and 78,000 stock awards.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2016 under the caption “Election of Directors” and “Certain Relationships and Related Transactions” which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required under this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2016 under the caption “Fees Paid to Independent Auditors” which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS,  FINANCIAL STATEMENT SCHEDULES.

(a)    (1)    See Index to Financial Statements in Item 8 on page 23.

(2)    See Schedule II in Item 8 on page 46.

(3)    See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAWSON PRODUCTS, INC

By:	/s/ Michael G. DeCata

Michael G. DeCata
President, Chief Executive Officer and Director
(principal executive officer)

	Date:	February 18, 2016

By:	/s/ Ronald J. Knutson

Ronald J. Knutson
Executive Vice President, Chief Financial Officer, Treasurer and Controller
(principal financial and accounting officer)

	Date:	February 18, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below this 18th day of February, 2016, by the following persons on behalf of the registrant and in the capacities indicated.

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

10.10
First Amendment to Loan and Security Agreement dated September 25, 2013 between the Company and The PrivateBank and Trust Company, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 25, 2013.

10.11
Second Amendment to Loan and Security Agreement dated December 20, 2013 between the Company and The PrivateBank and Trust Company, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 20, 2013.

10.12
Third Amendment to Loan and Security Agreement dated February 14, 2013 between the Company and The PrivateBank and Trust Company incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 14, 2014.

10.13
Real Estate Sales Contract and Escrow Instructions dated May 12, 2014 between the Company and KTR Property Trust III incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 12, 2014.

10.14	Agreement of Lease dated June 30, 2014 between the Company and KTR Property Trust III incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 30, 2014.
10.15*
Employment Agreement dated as of January 12, 2015 by and between Lawson Products, Inc., an Illinois corporation, and Michael G. DeCata, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 12, 2015.

10.16*
Award Agreement dated as of January 12, 2015 by and between Lawson Products, Inc., an Illinois corporation, and Michael G. DeCata, incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated January 12, 2015.

10.17*
Confidential Separation Agreement and General Release dated as of September 15, 2015, between Lawson Products, Inc. and Allen D. Jacobson, incorporated by reference to Exhibit 99.1to the Company's Current Report on Form 8-K dated September 15, 2015.

10.18	Consent to Loan and Security Agreement dated September 30, 2015 between the Company and The PrivateBank and Trust Company.
10.19*
Change in Control Agreement effective October 16, 2015 by and between the Company and Shane McCarthy, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 16, 2015

21	Subsidiaries of the Company.
23	Consent of BDO USA, LLP.
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Indicates management employment contracts or compensatory plans or arrangements.