Form 10-Q
period 2016-03-31
LAWSON PRODUCTS INC/NEW/DE/
filed 2016-04-28
CIK 703604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 OR 15(d) of the Securities Exchange Act of 1934
For quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, $1 par value, as of April 15, 2016 was 8,771,120.

“Safe Harbor” Statement under the Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms “may,” “should,” “could,” “anticipate,” “believe,” “continues,” “estimate,” “expect,” “intend,” “objective,” “plan,” “potential,” “project” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions or beliefs and are subject to a number of factors, assumptions and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include:

•	the effect of general economic and market conditions;

•	the ability to generate sufficient cash to fund our operating requirements;

•	the ability to meet the covenant requirements of our line of credit;

•	the market price of our common stock may decline;

•	inventory obsolescence;

•	work stoppages and other disruptions at transportation centers or shipping ports;

•	changing customer demand and product mixes;

•	increases in energy and commodity prices;

•	decreases in demand from oil and gas customers due to lower oil prices;

•	disruptions of our information and communication systems;

•	cyber attacks or other information security breaches;

•	failure to recruit, integrate and retain a talented workforce including productive sales representatives;

•	the inability of management to successfully implement strategic initiatives;

•	failure to manage change within the organization;

•	highly competitive market;

•	changes that affect governmental and other tax-supported entities;

•	violations of environmental protection or other governmental regulations;

•	negative changes related to tax matters; and

•	all other factors discussed in the Company’s “Risk Factors” set forth in its Annual Report on Form 10-K for the year ended December 31, 2015.

The Company undertakes no obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
Lawson Products, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share data)

	March 31, 2016	December 31, 2015
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$10,068	$10,765
Restricted cash	800	800
Accounts receivable, less allowance for doubtful accounts	31,012	27,231
Inventories, net	43,800	44,095
Miscellaneous receivables and prepaid expenses	4,281	3,667
Total current assets	89,961	86,558

Property, plant and equipment, net	34,008	35,487
Cash value of life insurance	8,475	10,245
Deferred income taxes	51	51
Other assets	2,008	753
Total assets	$134,503	$133,094

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$2,230	$925
Accounts payable	10,800	9,370
Accrued expenses and other liabilities	22,829	26,048
Total current liabilities	35,859	36,343

Security bonus plan	14,459	14,641
Financing lease obligation	8,310	8,539
Deferred compensation	4,390	4,626
Deferred rent liability	3,925	3,912
Other liabilities	4,043	3,769
Total liabilities	70,986	71,830

Stockholders’ equity:
Preferred stock, $1 par value:
Authorized - 500,000 shares, Issued and outstanding — None	—	—
Common stock, $1 par value:
Authorized - 35,000,000 shares Issued - 8,796,264 shares Outstanding - 8,771,120 shares	8,796	8,796
Capital in excess of par value	10,156	9,877
Retained earnings	44,589	43,572
Treasury stock – 25,144 shares	(515)	(515)
Accumulated other comprehensive income	491	(466)
Total stockholders’ equity	63,517	61,264
Total liabilities and stockholders’ equity	$134,503	$133,094

See notes to condensed consolidated financial statements.

Lawson Products, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net sales	$69,711	$69,904
Cost of goods sold	27,252	27,021
Gross profit	42,459	42,883

Operating expenses:
Selling expenses	22,753	24,401
General and administrative expenses	18,537	19,429
Operating expenses	41,290	43,830

Operating income (loss)	1,169	(947)

Interest expense	(166)	(136)
Other income (expenses), net	123	(233)

Income (loss) before income taxes	1,126	(1,316)
Income tax expense	109	55

Net income (loss)	$1,017	$(1,371)

Basic income (loss) per share of common stock	$0.12	$(0.16)

Diluted income (loss) per share of common stock	$0.11	$(0.16)

Weighted average shares outstanding:
Basic weighted average shares outstanding	8,771	8,706
Effect of dilutive securities outstanding	131	—
Diluted weighted average shares outstanding	8,902	8,706

Comprehensive income (loss)
Net income (loss)	$1,017	$(1,371)
Other comprehensive loss, net of tax
Adjustment for foreign currency translation	957	(519)
Net comprehensive income (loss)	$1,974	$(1,890)

See notes to condensed consolidated financial statements.

Lawson Products, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities:
Net income (loss)	$1,017	$(1,371)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,187	2,096
Stock-based compensation	(1,217)	(747)
Changes in operating assets and liabilities:
Accounts receivable	(3,697)	(1,994)
Inventories	611	(68)
Prepaid expenses and other assets	1,192	1,137
Accounts payable and other liabilities	(1,190)	(1,100)
Other	134	151
Net cash used in operating activities	$(963)	$(1,896)

Investing activities:
Additions to property, plant and equipment	$(519)	$(352)
Business acquisition	(1,250)	—
Proceeds from sale of property and equipment	—	3
Net cash used in investing activities	$(1,769)	$(349)

Financing activities:
Net proceeds on revolving line of credit	$1,305	$—
Net cash provided by financing activities	$1,305	$—

Effect of exchange rate changes on cash and cash equivalents	730	28

Decrease in cash and cash equivalents	(697)	(2,217)

Cash and cash equivalents at beginning of period	10,765	4,207

Cash and cash equivalents at end of period	$10,068	$1,990

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Lawson Products, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. In the opinion of the Company, all normal recurring adjustments have been made that are necessary to present fairly the results of operations for the interim periods. Operating results for the three month periods ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. Certain reclassifications have been made to the Condensed Consolidated Financial Statements for March 31, 2015 to conform to current period presentation.

The Company operates in one reportable segment as a Maintenance, Repair and Operations ("MRO") distributor of products and services to the industrial, commercial, institutional, and governmental maintenance, repair and operations marketplace.

For the three months ended March 31, 2016 and 2015, stock options to purchase 40,000 of the Company's common stock were excluded from the computation of diluted earnings per share because they were anti-dilutive. Additionally, for the three months ended March 31, 2015, the effect of approximately 184,000 common shares from outstanding restricted stock awards, market stock units and stock options were anti-dilutive and excluded from the computation of diluted earnings per share because of the net loss recorded for the period .

There have been no material changes in the Company's significant accounting policies during the three months ended March 31, 2016 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2015.

Note 2 — Restricted Cash

The Company has agreed to maintain $0.8 million in a money market account as collateral for an outside party that is providing certain commercial card processing services for the Company. The Company is restricted from withdrawing this balance without the prior consent of the outside party during the term of the agreement.

Note 3 — Inventories, net

Inventories, net, consisting primarily of purchased goods which are offered for resale, were as follows:

	(Dollars in thousands)
	March 31, 2016	December 31, 2015
Inventories, gross	$49,504	$49,615
Reserve for obsolete and excess inventory	(5,704)	(5,520)
Inventories, net	$43,800	$44,095

Note 4 — Acquisition and Goodwill

In the first quarter of 2016, the Company acquired the assets of Perfect Products Company of Michigan, an auto parts distributor for approximately $1.3 million in cash and $30 thousand in contingent consideration. The transaction resulted in additional goodwill which is included in the table below:

(Dollars in thousands)
Goodwill	Three Months Ended March 31, 2016
Beginning balance	$319
Acquisition	1,254
Impact of foreign exchange	20
Ending balance	$1,593

Goodwill is included as a component of other assets in the condensed consolidated financial statements. Contingent consideration of $30 thousand was not reflected in the condensed consolidated statement of cash flows.

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

At March 31, 2016, the Company had $2.2 million of borrowings under its revolving line of credit facility and additional borrowing availability of $31.4 million. The Company paid interest of $0.2 million and $0.1 million for the three months ended March 31, 2016 and 2015, respectively. The weighted average interest rate was 3.5% for the three months ended March 31, 2016.

In addition to other customary representations, warranties and covenants, we are required to meet a minimum trailing twelve month EBITDA to fixed charges ratio, as defined in the Loan Agreement, and a minimum quarterly tangible net worth level as defined in the Second Amendment. On March 31, 2016, we were in compliance with all financial covenants as detailed below:

Quarterly Financial Covenants	Requirement	Actual
EBITDA to fixed charges ratio	1.10 : 1.00	3.25 : 1.00
Minimum tangible net worth	$45.0 million	$54.6 million

Note 6 — Severance Reserve

Changes in the Company’s reserve for severance as of March 31, 2016 and 2015 were as follows:

	(Dollars in thousands)
	Three Months Ended March 31,
	2016	2015
Balance at beginning of period	$697	$311
Charged to earnings	204	571
Payments	(380)	(216)
Balance at end of period	$521	$666

Note 7 — Stock-Based Compensation

The Company recorded a benefit for stock-based compensation of $1.2 million and $0.5 million in the first three months of 2016 and 2015, respectively, as a portion of stock-based compensation is related to the market value of the Company's common stock which declined during both periods.

A summary of stock-based awards issued during the three months ended March 31, 2016 follows:

Stock Performance Rights ("SPRs")
The Company issued 53,503 SPRs to key employees with an exercise price of $18.98 per share that cliff vest on December 31, 2018 and have a termination date of December 31, 2023.

Market Stock Units ("MSUs")
The Company issued 74,866 MSUs to key employees that cliff vest on December 31, 2018. MSU's are exchangeable for the Company's common shares at the end of the vesting period. The number of shares of common stock that will be issued upon vesting, ranging from zero to 112,300, will be determined based upon the trailing sixty-day average closing price of the Company's common stock on December 31, 2018.

Note 8 — Income Taxes

Primarily due to the cumulative losses that the Company has incurred over the past three years, the Company has determined that there is insufficient positive evidence to conclude that it is more likely than not that it will be able to utilize its deferred tax assets to offset future taxable income. Therefore, substantially all deferred tax assets are currently subject to a tax valuation allowance. However, sufficient evidence may become available in future periods regarding the utilization of deferred tax assets that would lead to the reduction of all or a portion of the valuation allowance resulting in a decrease to income tax expense for the period in which the reduction is recorded. Although the Company is in this full tax valuation allowance position, a tax expense of $0.1 million for both the three months ended March 31, 2016 and 2015 was primarily due to state taxes and reserves for uncertain tax positions.

The Company and its subsidiaries are subject to U.S. Federal income tax, as well as income tax of multiple state and foreign jurisdictions. As of March 31, 2016, the Company is subject to U.S. Federal income tax examinations for the years 2012 through 2014 and income tax examinations from various other jurisdictions for the years 2006 through 2014. The Company is also subject to an examination by the Canada Revenue Authority ("CRA") for the years 2006 through 2010. The CRA examination was completed during May 2013 and resulted in proposed adjustments which amount to $1.3 million of additional tax for the 2008 and 2009 tax years. The Company did not agree with these adjustments and filed a request with Competent Authority programs in both the U.S. and Canada in October 2013. The Competent Authority program assists taxpayers with respect to matters covered in the mutual agreement procedure provisions of tax treaties. In the fourth quarter of 2015, Competent Authority completed their review and communicated to the Company that they proposed to assess a tax on the 2009 tax year only.A formal letter of disposition from Competent Authority is expected to be received in 2016. The Company plans to accept the proposal and recorded an expense of approximately $0.8 million in Canada in the fourth quarter of 2015 and expects to realize a related benefit of $0.5 million in the U.S.

Earnings from the Company’s foreign subsidiary are considered to be indefinitely reinvested. A distribution of these non-U.S. earnings in the form of dividends or otherwise would subject the Company to both U.S. Federal and state income taxes, as adjusted for foreign tax credits. During the first quarter of 2016, as the result of a small acquisition, the Company recorded $1.3 million of tax deductible goodwill that may result in a tax benefit in future periods.

Note 9 — Contingent Liabilities

In 2012, the Company identified that a site it owns in Decatur, Alabama, contains hazardous substances in the soil and groundwater as a result of historical operations prior to the Company's ownership. The Company retained an environmental consulting firm to further investigate the contamination including the measurement and monitoring of the site. In August 2013, the site was enrolled in Alabama's voluntary cleanup program. On October 30, 2014, the Company received estimates from its environmental consulting firm with three potential remediation solutions. The estimates included a range of viable remedial approaches. The first solution included limited excavation and removal of the contaminated soil along with monitoring for a period up to 10 years. The second solution included the first solution plus the installation of a groundwater extraction system. The third scenario included the first and second solutions plus treatment injections to reduce the degradation time. The estimated expenditures over a 10-year period under the three scenarios ranged from $0.3 million to $1.4 million, of which up to $0.3 million may be capitalized. As the Company has determined that a loss was probable, however no scenario was more likely than the other at that time, a liability in the amount of $0.3 million was established in 2014.

During 2015, after further evidence had been collected and analyzed, the Company concluded that it was probable that future remediation would be required, and accordingly accrued an additional $0.9 million for the estimated costs. This estimate is based on the information developed to date and as the remediation efforts proceed, additional information may impact the final cost. As of March 31, 2016, agreement with Alabama’s voluntary cleanup program on viable treatment of the property has not yet been reached and the Company continues to evaluate potential remediation alternatives that could impact the ultimate cost of remediation. As of March 31, 2016, approximately $1.2 million was accrued for remediation in other long-term liabilities on the accompanying consolidated balance sheet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Maintenance, Repair and Operations ("MRO") distribution industry is highly fragmented. We compete for business with several national distributors as well as a large number of regional and local distributors. The MRO business is significantly impacted by the overall strength of the manufacturing sector of the U.S. economy. One measure used to evaluate the strength of the industrial products market is the PMI index published by the Institute for Supply Management, which is considered by many economists to be a reliable near-term economic barometer. A measure above 50 generally indicates expansion of the manufacturing sector while a measure below 50 generally represents contraction. The average monthly PMI declined to 49.8 in the first quarter of 2016 compared to 53.2 in the first quarter of 2015 indicating slower growth in the U.S. manufacturing economy compared to a year ago. The MRO distribution industry slowed due to many factors with the most prominent factor impacting Lawson being a slow-down in the oil and gas end markets due to lower oil prices.

Our sales are also affected by the number of sales representatives and the amount of sales which each representative can generate, which we measure as average sales per day per sales representative. As of March 31, 2016 we had a sales force of 960 sales representatives, an increase of 43 over the prior year quarter. We plan to continue to increase the size of our sales force for the foreseeable future. While we anticipate future sales growth from our expanded sales force, we also anticipate a short-term decrease in average sales per day per sales representative, as new representatives build up customer relationships in their territories.

Despite our top-line sales being impacted by the weaker oil and gas demand, we were able to generate operating income of $1.2 million for the quarter ended March 31, 2016 compared to a net operating loss of $0.9 million in 2015. The 2015 net loss was primarily driven by the $1.9 million expense for a North American sales meeting that was not held in 2016.

Quarter ended March 31, 2016 compared to quarter ended March 31, 2015

	2016		2015
($ in thousands)	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$69,711	100.0%	$69,904	100.0%
Cost of goods sold	27,252	39.1%	27,021	38.7%
Gross profit	42,459	60.9%	42,883	61.3%

Operating expenses:
Selling expenses	22,753	32.6%	24,401	34.9%
General and administrative expenses	18,537	26.6%	19,429	27.8%
Operating expenses	41,290	59.2%	43,830	62.7%

Operating income (loss)	1,169	1.7%	(947)	(1.4)%

Interest and other expenses, net	(43)	(0.1)%	(369)	(0.5)%

Income (loss) before income taxes	1,126	1.6%	(1,316)	(1.9)%

Income tax expense	109	0.1%	55	0.1%

Net income (loss)	$1,017	1.5%	$(1,371)	(2.0)%

Net Sales

Net sales for the first quarter of 2016 decreased 0.3% to $69.7 million from $69.9 million in the first quarter of 2015. Sales in the first quarter of 2016 were negatively impacted by a general slow-down in the MRO marketplace, weaker demand from customers operating in the oil and gas industry, a decrease in the Canadian exchange rate and lower productivity from newly hired sales representatives as they build out their territories. Sales to oil and gas customers declined $0.9 million and total net sales were negatively impacted by the Canadian exchange rate by $0.5 million from the prior year quarter. This was partially offset by an increase in sales by our Kent Automotive Division and growing existing strategic account relationships. The first quarter of 2016 had 64 selling days compared to 63 in the first quarter of 2015. Average daily sales decreased to $1.089 million in the first quarter of 2016 compared to $1.110 million in the prior year quarter.

Gross Profit

Gross profit decreased to $42.5 million in the first quarter of 2016 compared to $42.9 million in the first quarter of 2015 and decreased as a percent of sales to 60.9% from 61.3% a year ago. Product margin remained consistent versus a year ago, however, as a result of rebalancing and refining our inventory forecasting process, we incurred additional labor and freight costs for the quarter.

Selling Expenses

Selling expenses consist of compensation paid to our sales representatives and related expenses to support our sales efforts. Selling expenses decreased $1.6 million to $22.8 million in the first quarter of 2016 from $24.4 million in the prior year quarter and as a percent of sales, decreased to 32.6% compared to 34.9% in the first quarter of 2015. The 2015 expense included $1.9 million of expense related to the North American sales meeting held in 2015 which was not held in 2016. This decrease was partially offset in 2016 by an increase in expenses related to our investment in newly hired sales representatives.

General and Administrative Expenses

General and administrative expenses consist of expenses to operate our distribution network and overhead expenses to manage the business. General and administrative expenses decreased to $18.5 million in the first quarter of 2016 from $19.4 million in the prior year quarter due primarily to a $0.7 million decrease in stock-based compensation and a $0.4 million decrease in severance expenses.

Interest and Other Expenses, Net

Interest and other expenses, net improved by $0.3 million in the first quarter of 2016, mostly due to a currency exchange gain in 2016 compared to a currency exchange loss in 2015.

Income Tax Expense

Primarily due to historical cumulative losses, substantially all of our deferred tax assets are subject to a tax valuation allowance. Although we are in a full tax valuation allowance position, an income tax expense of $0.1 million was recorded in the first quarter of both 2016 and 2015 due to state taxes and reserves for uncertain tax positions.

Net Income(Loss)

We reported net income of $1.0 million in the first quarter of 2016 compared to a net loss $1.4 million in the first quarter of 2015. The 2015 net loss was primarily driven by the $1.9 million expense for a North American sales meeting that was not held in 2016.

Liquidity and Capital Resources

Cash and cash equivalents were $10.1 million on March 31, 2016 compared to $10.8 million on December 31, 2015. The net cash used in operations of $1.0 million in the three months ended March 31, 2016 was primarily to fund increases in accounts receivable due to higher sales at the end of the quarter compared to the previous quarter and additional payments made during the quarter.

Capital expenditures, primarily for improvements to our distribution centers and information technology, were $0.5 million in the three months ended March 31, 2016 compared to $0.4 million in the prior year period. In 2016, we invested $1.3 million in the acquisition of a small MRO distributer.

On March 31, 2016, we had $2.2 million borrowings on our revolving line of credit. No dividends were paid to shareholders in the three months ended March 31, 2016 and 2015. Dividends are currently restricted under the Loan Agreement to amounts not to exceed $7.0 million annually.

Loan Agreement

In addition to other customary representations, warranties and covenants, we are required to meet a minimum trailing twelve month EBITDA to fixed charges ratio, as defined in the Loan Agreement, and a minimum quarterly tangible net worth level as defined in the Second Amendment. On March 31, 2016, we were in compliance with all financial covenants as detailed below:

Quarterly Financial Covenants	Requirement	Actual
EBITDA to fixed charges ratio	1.10 : 1.00	3.25 : 1.00
Minimum tangible net worth	$45.0 million	$54.6 million

While we met the minimum financial covenant levels for the quarter ended March 31, 2016, failure to meet these covenant requirements in future quarters could lead to higher financing costs, increased restrictions, or reduce or eliminate our ability to borrow funds and could have a material adverse effect on our business, financial condition and results of operations.

At March 31, 2016, we had additional borrowing availability of $31.4 million. We believe cash provided by operations and funds available under our Loan Agreement are sufficient to fund our operating requirements, strategic initiatives and capital improvements throughout the remainder of 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk at March 31, 2016 from that reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LAWSON PRODUCTS, INC.
(Registrant)

Dated:	April 28, 2016	/s/ Michael G. DeCata
Michael G. DeCata
President and Chief Executive Officer
(principal executive officer)

Dated:	April 28, 2016	/s/ Ronald J. Knutson
Ronald J. Knutson
Executive Vice President, Chief Financial Officer, Treasurer and Controller
(principal financial and accounting officer)