Form 10-Q
period 2016-06-30
LAWSON PRODUCTS INC/NEW/DE/
filed 2016-07-21
CIK 703604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 OR 15(d) of the Securities Exchange Act of 1934
For quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, $1 par value, as of July 15, 2016 was 8,796,307.

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
Lawson Products, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share data)

	June 30, 2016	December 31, 2015

ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$8,866	$10,765
Restricted cash	800	800
Accounts receivable, less allowance for doubtful accounts	30,811	27,231
Inventories, net	42,671	44,095
Miscellaneous receivables and prepaid expenses	4,348	3,667
Total current assets	87,496	86,558

Property, plant and equipment, net	32,923	35,487
Cash value of life insurance	8,737	10,245
Goodwill	2,773	319
Deferred income taxes	51	51
Other assets	403	434
Total assets	$132,383	$133,094

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$175	$925
Accounts payable	10,952	9,370
Accrued expenses and other liabilities	21,985	26,048
Total current liabilities	33,112	36,343

Security bonus plan	14,385	14,641
Financing lease obligation	8,080	8,539
Deferred compensation	4,730	4,626
Deferred rent liability	3,930	3,912
Other liabilities	4,088	3,769
Total liabilities	68,325	71,830

Stockholders’ equity:
Preferred stock, $1 par value:
Authorized - 500,000 shares, Issued and outstanding — None	—	—
Common stock, $1 par value:
Authorized - 35,000,000 shares Issued - 8,822,419 and 8,796,264 shares, respectively Outstanding - 8,796,307 and 8,771,120 shares, respectively	8,822	8,796
Capital in excess of par value	10,439	9,877
Retained earnings	44,761	43,572
Treasury stock – 26,112 and 25,144 shares, respectively	(533)	(515)
Accumulated other comprehensive income	569	(466)
Total stockholders’ equity	64,058	61,264
Total liabilities and stockholders’ equity	$132,383	$133,094

See notes to condensed consolidated financial statements.

Lawson Products, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net sales	$69,348	$70,726	$139,059	$140,630
Cost of goods sold	26,822	26,918	54,074	53,939
Gross profit	42,526	43,808	84,985	86,691

Operating expenses:
Selling expenses	23,204	21,949	45,957	46,350
General and administrative expenses	19,293	18,616	37,830	38,045
Operating expenses	42,497	40,565	83,787	84,395

Operating income	29	3,243	1,198	2,296

Interest expense	(153)	(142)	(319)	(278)
Other income (expenses), net	250	24	373	(209)

Income before income taxes	126	3,125	1,252	1,809
Income tax expense (benefit)	(46)	199	63	254

Net income	$172	$2,926	$1,189	$1,555

Basic income per share of common stock	$0.02	$0.34	$0.14	$0.18

Diluted income per share of common stock	$0.02	$0.33	$0.13	$0.17

Weighted average shares outstanding:
Basic weighted average shares outstanding	8,771	8,724	8,750	8,715
Effect of dilutive securities outstanding	142	170	150	178
Diluted weighted average shares outstanding	8,913	8,894	8,900	8,893

Comprehensive income
Net income	$172	$2,926	$1,189	$1,555
Other comprehensive loss, net of tax
Adjustment for foreign currency translation	78	97	1,035	(422)
Net comprehensive income	$250	$3,023	$2,224	$1,133

See notes to condensed consolidated financial statements.

Lawson Products, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015

Operating activities:
Net income	$1,189	$1,555

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,413	4,222
Stock-based compensation	(702)	430
Changes in operating assets and liabilities:
Accounts receivable	(3,562)	(969)
Inventories	1,961	2,504
Prepaid expenses and other assets	846	(793)
Accounts payable and other liabilities	(2,155)	(4,875)
Other	204	234
Net cash provided by operating activities	$2,194	$2,308

Investing activities:
Additions to property, plant and equipment	$(1,585)	$(1,229)
Business acquisitions	(2,576)	—
Proceeds from sale of property and equipment	—	3
Net cash used in investing activities	$(4,161)	$(1,226)

Financing activities:
Net payments on revolving line of credit	$(750)	$—
Proceeds from stock option exercises	—	50
Net cash (used in) provided by financing activities	$(750)	$50

Effect of exchange rate changes on cash and cash equivalents	818	14

Increase (decrease) in cash and cash equivalents	(1,899)	1,146

Cash and cash equivalents at beginning of period	10,765	4,207

Cash and cash equivalents at end of period	$8,866	$5,353

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Lawson Products, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. In the opinion of the Company, all normal recurring adjustments have been made that are necessary to present fairly the results of operations for the interim periods. Operating results for the three and six month periods ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. Certain reclassifications have been made to the Condensed Consolidated Financial Statements for June 30, 2015 to conform to current period presentation.

The Company operates in one reportable segment as a Maintenance, Repair and Operations ("MRO") distributor of products and services to the industrial, commercial, institutional, and governmental maintenance, repair and operations marketplace.

For the three and six months ended June 30, 2016 and 2015, stock options to purchase 40,000 of the Company's common stock were excluded from the computation of diluted earnings per share because they were anti-dilutive.

There have been no material changes in the Company's significant accounting policies during the six months ended June 30, 2016 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2015.

Note 2 — Restricted Cash

The Company has agreed to maintain $0.8 million in a money market account as collateral for an outside party that is providing certain commercial card processing services for the Company. The Company is restricted from withdrawing this balance without the prior consent of the outside party during the term of the agreement.

Note 3 — Inventories, net

Inventories, net, consisting primarily of purchased goods which are offered for resale, were as follows:

	(Dollars in thousands)
	June 30, 2016	December 31, 2015
Inventories, gross	$48,121	$49,615
Reserve for obsolete and excess inventory	(5,450)	(5,520)
Inventories, net	$42,671	$44,095

Note 4 — Acquisition and Goodwill

In the first half of 2016, the Company acquired the assets of Perfect Products Company of Michigan, an auto parts distributor for approximately $1.3 million in cash and $30 thousand in contingent consideration. The Company also acquired the assets of F.B. Feeney Hardware in Ontario, Canada, for approximately $1.3 million in cash and $84 thousand in contingent consideration. Total contingent consideration of $114 thousand was not reflected in the condensed consolidated statement of cash flows.

These transactions resulted in additional goodwill which is included in the table below:

(Dollars in thousands)
Goodwill	Six Months Ended June 30, 2016
Beginning balance	$319
Acquisition	2,442
Impact of foreign exchange	12
Ending balance	$2,773

The preliminary allocation of purchase price is subject to finalizing the valuation of certain assets.

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

At June 30, 2016, the Company had $0.2 million of borrowings under its revolving line of credit facility and additional borrowing availability of $31.9 million. The Company paid interest of $0.3 million for both the six months ended June 30, 2016 and 2015. The weighted average interest rate was 3.5% for the six months ended June 30, 2016.

In addition to other customary representations, warranties and covenants, we are required to meet a minimum trailing twelve month EBITDA to fixed charges ratio, as defined in the Loan Agreement, and a minimum quarterly tangible net worth level as defined in the Second Amendment. On June 30, 2016, we were in compliance with all financial covenants as detailed below:

Quarterly Financial Covenants	Requirement	Actual
EBITDA to fixed charges ratio	1.10 : 1.00	2.46 : 1.00
Minimum tangible net worth	$45.0 million	$54.3 million

During the second quarter of 2016, the Company entered into a Fifth Amendment and Limited Waiver to the Loan and Security Agreement that expanded the allowable amount of intercompany transactions between the Company's subsidiaries.

Note 6 — Severance Reserve

Changes in the Company’s reserve for severance as of June 30, 2016 and 2015 were as follows:

	(Dollars in thousands)
	Six Months Ended June 30,
	2016	2015
Balance at beginning of period	$697	$311
Charged to earnings	347	621
Payments	(677)	(504)
Balance at end of period	$367	$428

Note 7 — Stock-Based Compensation

The Company recorded a benefit for stock-based compensation of $0.7 million for the first six months of 2016, as a portion of stock-based compensation is related to the market value of the Company's common stock which declined during the period. The Company recorded an expense of $0.4 million for stock-based compensation for the first six months of 2015.

A summary of stock-based awards issued during the six months ended June 30, 2016 follows:

Stock Performance Rights ("SPRs")
The Company issued 53,503 SPRs to key employees with an exercise price of $18.98 per share that cliff vest on December 31, 2018 and have a termination date of December 31, 2023.

Restricted Stock Units ("RSUs")
The Company issued 28,567 RSUs to the Company's directors with a vesting date of May 17, 2017. Each RSU is exchangeable for one share of the Company's common stock at the end of the vesting period.

Market Stock Units ("MSUs")
The Company issued 74,866 MSUs to key employees that cliff vest on December 31, 2018. MSU's are exchangeable for the Company's common stock at the end of the vesting period. The number of shares of common stock that will be issued upon vesting, ranging from zero to 112,300, will be determined based upon the trailing sixty-day average closing price of the Company's common stock on December 31, 2018.

Note 8 — Income Taxes

Primarily due to the cumulative losses that the Company has incurred over the past three years, the Company has determined that there is insufficient positive evidence to conclude that it is more likely than not that it will be able to utilize its deferred tax assets to offset future taxable income. Therefore, substantially all deferred tax assets are currently subject to a tax valuation allowance. However, sufficient evidence may become available in future periods regarding the utilization of deferred tax assets that would lead to the reduction of all or a portion of the valuation allowance resulting in a decrease to income tax expense for the period in which the reduction is recorded. Although the Company is in this full tax valuation allowance position, a tax expense of $0.1 million and $0.3 million was recorded for the six months ended June 30, 2016 and 2015, respectively, primarily due to reserves for uncertain tax positions net of state tax refunds.

The Company and its subsidiaries are subject to U.S. Federal income tax, as well as income tax of multiple state and foreign jurisdictions. As of June 30, 2016, the Company is subject to U.S. Federal income tax examinations for the years 2012 through 2014 and income tax examinations from various other jurisdictions for the years 2006 through 2014. The Company is also subject to an examination by the Canada Revenue Authority ("CRA") for the years 2006 through 2010. The CRA examination was completed during May 2013 and resulted in proposed adjustments which amount to $1.3 million of additional tax for the 2008 and 2009 tax years. The Company did not agree with these adjustments and filed a request with Competent Authority programs in both the U.S. and Canada in October 2013. The Competent Authority program assists taxpayers with respect to matters covered in the mutual agreement procedure provisions of tax treaties. In the fourth quarter of 2015, Competent Authority completed their review and communicated to the Company that they proposed to assess a tax on the 2009 tax year only.

The Company received and accepted a formal letter of disposition from Competent Authority in the second quarter of 2016. Based on the proposed assessment, in the fourth quarter of 2015 the Company recorded an expense of approximately $0.8 million in Canada and a related benefit of $0.5 million in the U.S.

Earnings from the Company’s foreign subsidiary are considered to be indefinitely reinvested. A distribution of these non-U.S. earnings in the form of dividends or otherwise would subject the Company to both U.S. Federal and state income taxes, as adjusted for foreign tax credits.

During the first six months of 2016, as the result of two small acquisitions, the Company recorded $2.4 million of tax deductible goodwill that may result in a tax benefit in future periods.

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

During 2015, after further evidence had been collected and analyzed, the Company concluded that it was probable that future remediation would be required, and accordingly accrued an additional $0.9 million for the estimated costs. This estimate is based on the information developed to date and as the remediation efforts proceed, additional information may impact the final cost. As of June 30, 2016, agreement with Alabama’s voluntary cleanup program on viable treatment of the property has not yet been reached and the Company continues to evaluate potential remediation alternatives that could impact the ultimate cost of remediation. As of June 30, 2016, approximately $1.1 million was accrued for remediation in other long-term liabilities on the accompanying consolidated balance sheet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Maintenance, Repair and Operations ("MRO") distribution industry is highly fragmented. We compete for business with several national distributors as well as a large number of regional and local distributors. The MRO business is significantly impacted by the overall strength of the manufacturing sector of the U.S. economy. One measure used to evaluate the strength of the industrial products market is the PMI index published by the Institute for Supply Management, which is considered by many economists to be a reliable near-term economic barometer. A measure above 50 generally indicates expansion of the manufacturing sector while a measure below 50 generally represents contraction. The average monthly PMI declined to 51.8 in the second quarter of 2016 compared to 52.6 in the second quarter of 2015 indicating slower growth in the U.S. manufacturing economy compared to a year ago. The MRO distribution industry slowed due to many factors with the most prominent factor negatively impacting Lawson being a slow-down in the oil and gas end markets due to lower oil prices.

Our sales are also affected by the number of sales representatives and the amount of sales which each representative can generate, which we measure as average sales per day per sales representative. As of June 30, 2016 we had a sales force of 1,020 sales representatives, an increase of 60 during the second quarter of 2016 and an increase of 100 over the prior year quarter. While we anticipate future sales growth from our expanded sales force, we also anticipate a short-term decrease in average sales per day per sales representative, as new representatives build up customer relationships in their territories. Following the acceleration in the size of our sales force in the first half of 2016, we anticipate that the pace of rep growth growth will be slower in the near future as we concentrate our efforts on providing the training and support for our sales force to drive their productivity.

Quarter ended June 30, 2016 compared to quarter ended June 30, 2015

	2016		2015
($ in thousands)	Amount	% of Net Sales	Amount	% of Net Sales

Net sales	$69,348	100.0%	$70,726	100.0%
Cost of goods sold	26,822	38.7%	26,918	38.1%
Gross profit	42,526	61.3%	43,808	61.9%

Operating expenses:
Selling expenses	23,204	33.5%	21,949	31.0%
General and administrative expenses	19,293	27.8%	18,616	26.4%
Operating expenses	42,497	61.3%	40,565	57.4%

Operating income	29	—%	3,243	4.6%

Interest and other benefits (expenses), net	97	0.2%	(118)	(0.2)%

Income before income taxes	126	0.2%	3,125	4.4%

Income tax (benefit) expense	(46)	—%	199	0.3%

Net income income	$172	0.2%	$2,926	4.1%

Net Sales

Net sales for the second quarter of 2016 decreased 1.9% to $69.3 million from $70.7 million in the second quarter of 2015. Sales in the second quarter of 2016 were negatively impacted by a general slow-down in the MRO marketplace, weaker demand from customers operating in the oil and gas industry, a decrease in the Canadian exchange rate and lower productivity from newly hired sales representatives as they build out their territories. Sales to oil and gas customers declined $0.9 million and total net sales were negatively impacted by the Canadian exchange rate by $0.3 million from the prior year quarter. This was partially offset by an increase in sales by our Kent Automotive Division. The second quarter of both 2016 and 2015 had 64 selling days. Average daily sales decreased to $1.084 million in the second quarter of 2016 compared to $1.105 million in the prior year quarter.

Gross Profit

Gross profit decreased to $42.5 million in the second quarter of 2016 compared to $43.8 million in the second quarter of 2015 and decreased as a percent of sales to 61.3% from 61.9% a year ago. Product margin remained consistent versus a year ago, however, gross profit percentage declined as a result of stable fixed costs being absorbed on a lower sales base, lower freight recoveries, and additional labor costs related to repackaging inventory from acquisitions.

Selling Expenses

Selling expenses consist of compensation paid to our sales representatives and related expenses to support our sales efforts. Selling expenses increased $1.3 million to $23.2 million in the second quarter of 2016 from $21.9 million in the prior year quarter and as a percent of sales, increased to 33.5% compared to 31.0% in the second quarter of 2015, primarily related to our investments in newly hired sales representatives.

General and Administrative Expenses

General and administrative expenses consist of expenses to operate our distribution network and overhead expenses to manage the business. General and administrative expenses increased to $19.3 million in the second quarter of 2016 from $18.6 million in the prior year quarter due primarily to increases in employment and acquisition related costs, partially offset by a decrease in stock-based compensation.

Interest and Other Benefits (Expenses), Net

Interest and other benefits (expenses), net improved by $0.2 million in the second quarter of 2016, due primarily to an increase in currency exchange gains.

Income Tax (Benefit) Expense

Primarily due to historical cumulative losses, substantially all of our deferred tax assets are subject to a tax valuation allowance. Although we are in a full tax valuation allowance position, a small income tax benefit was recorded in the second quarter of 2016, which included a state tax refund partially offset by reserves for uncertain tax positions. A $0.2 million income tax expense was recorded in the second quarter of 2015, due to state taxes and reserves for uncertain tax positions.

Net Income

We reported net income of $0.2 million and $2.9 million in the second quarter of 2016 and 2015, respectively. The decrease in net income was primarily driven by lower sales, increased investment in our sales team and acquisition related costs.

Six months ended June 30, 2016 compared to June 30, 2015

	2016		2015
($ in thousands)	Amount	% of Net Sales	Amount	% of Net Sales

Net sales	$139,059	100.0%	$140,630	100.0%
Cost of goods sold	54,074	38.9%	53,939	38.4%
Gross profit	84,985	61.1%	86,691	61.6%

Operating expenses:
Selling expenses	45,957	33.0%	46,350	33.0%
General and administrative expenses	37,830	27.2%	38,045	27.0%
Operating expenses	83,787	60.2%	84,395	60.0%

Operating income	1,198	0.9%	2,296	1.6%

Interest and other expenses, net	54	—%	(487)	(0.3)%

Income before income taxes	1,252	0.9%	1,809	1.3%

Income tax expense	63	—%	254	0.2%

Net income	$1,189	0.9%	$1,555	1.1%

Net Sales

Net sales for the six months ended June 30, 2016 decreased 1.1% to $139.1 million from $140.6 million for the six months ended June 30, 2015. Sales in the first half of 2016 were negatively impacted by a general slow-down in the MRO marketplace, weaker demand from customers operating in the oil and gas industry, a decrease in the Canadian exchange rate and lower productivity from newly hired sales representatives as they build out their territories. Sales to oil and gas customers declined $1.8 million and total net sales were negatively impacted by the Canadian exchange rate by $0.8 million compared to the prior year period. This was partially offset by an increase in sales by our Kent Automotive Division and growing existing strategic account relationships. The first half of 2016 had 128 selling days compared to 127 in the first half of 2015. Average daily sales decreased to 1.086 million in the first half of 2016 compared to 1.107 million in the prior year period.

Gross Profit

Gross profit decreased to $85.0 million in the first half of 2016 compared to $86.7 million in the first half of 2015 and decreased as a percent of sales to 61.1% from 61.6% a year ago. Product margin remained consistent versus a year ago, however, as a result of rebalancing and refining our inventory forecasting process, we incurred additional labor and freight costs during the first half of 2016. Additionally, the gross margin percentage was affected by stable fixed costs on a lower sales base and additional labor expenses related to repackaging inventory from acquisitions.

Selling Expenses

Selling expenses decreased to $46.0 million in the first half of 2016 from $46.4 million in the prior year period and, as a percent of sales, remained flat at 33.0%. An increase in expenses related to our investment in newly hired sales representatives was mostly offset by $1.9 million of expenses related to the North American sales meeting held in 2015 which was not held in 2016.

General and Administrative Expenses

General and administrative expenses decreased to $37.8 million in the first half of 2016 from $38.0 million in the prior year period due as a $1.1 million decrease in stock-based compensation was offset by increased employee related costs and acquisition related costs.

Interest and Other Expenses, Net

Interest and other expenses, net improved by $0.5 million in the first half of 2016, mostly due to a currency exchange gain in 2016 compared to a currency exchange loss in 2015.

Income Tax Expense

Primarily due to historical cumulative losses, substantially all of our deferred tax assets are subject to a tax valuation allowance. Although we are in a full tax valuation allowance position, an income tax expense of $0.1 million and $0.3 million was recorded in the first half of 2016 and 2015, respectively, due to state taxes and reserves for uncertain tax positions.

Net Income

We reported net income of $1.2 million and $1.6 million in the first half of 2016 and 2015, respectively, as decreased sales and an increased investment in our sales team were partially offset by lower stock-based compensation.

Liquidity and Capital Resources

Cash and cash equivalents were $8.9 million on June 30, 2016 compared to $10.8 million on December 31, 2015. The net cash provided by operations of $2.2 million and $2.3 million in the six months ended June 30, 2016 and 2015, respectively, was primarily generated by operating earnings.

Capital expenditures, primarily for improvements to our distribution centers and information technology, were $1.6 million in the six months ended June 30, 2016 compared to $1.2 million in the prior year period. In 2016, we invested $2.6 million in the acquisition of two small MRO distributors.

On June 30, 2016, we had $0.2 million borrowings on our revolving line of credit. No dividends were paid to shareholders in the six months ended June 30, 2016 and 2015. Dividends are currently restricted under the Loan Agreement to amounts not to exceed $7.0 million annually.

Loan Agreement

In addition to other customary representations, warranties and covenants, we are required to meet a minimum trailing twelve month EBITDA to fixed charges ratio, as defined in the Loan Agreement, and a minimum quarterly tangible net worth level as defined in the Second Amendment. On June 30, 2016, we were in compliance with all financial covenants as detailed below:

Quarterly Financial Covenants	Requirement	Actual
EBITDA to fixed charges ratio	1.10 : 1.00	2.46 : 1.00
Minimum tangible net worth	$45.0 million	$54.3 million

While we met the minimum financial covenant levels for the quarter ended June 30, 2016, failure to meet these covenant requirements in future quarters could lead to higher financing costs, increased restrictions, or reduce or eliminate our ability to borrow funds and could have a material adverse effect on our business, financial condition and results of operations.

At June 30, 2016, we had additional borrowing availability of $31.9 million. We believe cash provided by operations and funds available under our Loan Agreement are sufficient to fund our operating requirements, strategic initiatives and capital improvements throughout the remainder of 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk at June 30, 2016 from that reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEMS 1, 1A, 3, 4 and 5 of Part II are inapplicable and have been omitted from this report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the repurchases of the Company's common stock for the three months ended June 30, 2016. These shares were repurchased for the sole purpose of satisfying tax withholding obligations of certain individuals upon the vesting of restricted stock awards granted to them by the Company. No shares were repurchased in the open market.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2016	—	—	—	—
May 1 to May 31, 2016	968	18.93	—	—
June 1 to June 30, 2016	—	—	—	—
Total	968		—	—

ITEM 6. EXHIBITS

Exhibit #
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAWSON PRODUCTS, INC.
(Registrant)

Dated:	July 21, 2016	/s/ Michael G. DeCata
Michael G. DeCata
President and Chief Executive Officer
(principal executive officer)

Dated:	July 21, 2016	/s/ Ronald J. Knutson
Ronald J. Knutson
Executive Vice President, Chief Financial Officer, Treasurer and Controller
(principal financial and accounting officer)