Form 10-Q
period 2016-09-30
LAWSON PRODUCTS INC/NEW/DE/
filed 2016-10-20
CIK 703604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 OR 15(d) of the Securities Exchange Act of 1934
For quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, $1 par value, as of October 14, 2016 was 8,798,273.

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
Lawson Products, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share data)

	September 30, 2016	December 31, 2015

ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$10,657	$10,765
Restricted cash	800	800
Accounts receivable, less allowance for doubtful accounts	31,637	27,231
Inventories, net	41,347	44,095
Miscellaneous receivables and prepaid expenses	4,292	3,667
Total current assets	88,733	86,558

Property, plant and equipment, net	31,989	35,487
Cash value of life insurance	9,985	10,245
Goodwill	2,074	319
Deferred income taxes	51	51
Other assets	1,024	434
Total assets	$133,856	$133,094

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$—	$925
Accounts payable	11,340	9,370
Accrued expenses and other liabilities	21,378	26,048
Total current liabilities	32,718	36,343

Security bonus plan	14,321	14,641
Financing lease obligation	7,812	8,539
Deferred compensation	4,832	4,626
Deferred rent liability	3,803	3,912
Other liabilities	4,430	3,769
Total liabilities	67,916	71,830

Stockholders’ equity:
Preferred stock, $1 par value:
Authorized - 500,000 shares, Issued and outstanding — None	—	—
Common stock, $1 par value:
Authorized - 35,000,000 shares Issued - 8,824,385 and 8,796,264 shares, respectively Outstanding - 8,798,273 and 8,771,120 shares, respectively	8,824	8,796
Capital in excess of par value	10,765	9,877
Retained earnings	46,586	43,572
Treasury stock – 26,112 and 25,144 shares, respectively	(533)	(515)
Accumulated other comprehensive income	298	(466)
Total stockholders’ equity	65,940	61,264
Total liabilities and stockholders’ equity	$133,856	$133,094

See notes to condensed consolidated financial statements.

Lawson Products, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net sales	$70,199	$70,243	$209,258	$210,873
Cost of goods sold	27,626	26,901	81,700	80,840
Gross profit	42,573	43,342	127,558	130,033

Operating expenses:
Selling expenses	23,568	22,240	69,525	68,590
General and administrative expenses	16,616	18,292	54,446	56,337
Operating expenses	40,184	40,532	123,971	124,927

Operating income	2,389	2,810	3,587	5,106

Interest expense	(167)	(131)	(486)	(409)
Other income (expenses), net	66	(1)	439	(210)

Income before income taxes	2,288	2,678	3,540	4,487
Income tax expense	463	248	526	502

Net income	$1,825	$2,430	$3,014	$3,985

Basic income per share of common stock	$0.21	$0.28	$0.34	$0.46

Diluted income per share of common stock	$0.20	$0.27	$0.34	$0.45

Weighted average shares outstanding:
Basic weighted average shares outstanding	8,785	8,746	8,778	8,725
Effect of dilutive securities outstanding	141	144	139	149
Diluted weighted average shares outstanding	8,926	8,890	8,917	8,874

Comprehensive income
Net income	$1,825	$2,430	$3,014	$3,985
Other comprehensive loss, net of tax
Adjustment for foreign currency translation	(33)	(740)	764	(1,162)
Net comprehensive income	$1,792	$1,690	$3,778	$2,823

See notes to condensed consolidated financial statements.

Lawson Products, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015

Operating activities:
Net income	$3,014	$3,985

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,386	6,341
Stock-based compensation	(1,332)	400
Changes in operating assets and liabilities:
Accounts receivable	(4,547)	(762)
Inventories	3,209	1,457
Prepaid expenses and other assets	(388)	(823)
Accounts payable and other liabilities	(1,345)	(4,727)
Other	300	336
Net cash provided by operating activities	$5,297	$6,207

Investing activities:
Additions to property, plant and equipment	$(2,572)	$(1,900)
Business acquisitions	(2,576)	(441)
Proceeds from sale of property and equipment	—	3
Net cash used in investing activities	$(5,148)	$(2,338)

Financing activities:
Net payments on revolving line of credit	$(925)	$—
Proceeds from stock option exercises	—	50
Net cash (used in) provided by financing activities	$(925)	$50

Effect of exchange rate changes on cash and cash equivalents	668	(346)

Increase (decrease) in cash and cash equivalents	(108)	3,573

Cash and cash equivalents at beginning of period	10,765	4,207

Cash and cash equivalents at end of period	$10,657	$7,780

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Lawson Products, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. In the opinion of the Company, all normal recurring adjustments have been made that are necessary to present fairly the results of operations for the interim periods. Operating results for the three and nine month periods ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. Certain reclassifications have been made to the Condensed Consolidated Financial Statements for September 30, 2015 to conform to current period presentation.

The Company operates in one reportable segment as a Maintenance, Repair and Operations ("MRO") distributor of products and services to the industrial, commercial, institutional, and governmental maintenance, repair and operations marketplace.

For the three and nine months ended September 30, 2016 and 2015, stock options to purchase 40,000 of the Company's common stock were excluded from the computation of diluted earnings per share because they were anti-dilutive.

There have been no material changes in the Company's significant accounting policies during the nine months ended September 30, 2016 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2015.

Note 2 — Restricted Cash

The Company has agreed to maintain $0.8 million in a money market account as collateral for an outside party that is providing certain commercial card processing services for the Company. The Company is restricted from withdrawing this balance without the prior consent of the outside party during the term of the agreement.

Note 3 — Inventories, net

Inventories, net, consisting primarily of purchased goods which are offered for resale, were as follows:

	(Dollars in thousands)
	September 30, 2016	December 31, 2015
Inventories, gross	$46,689	$49,615
Reserve for obsolete and excess inventory	(5,342)	(5,520)
Inventories, net	$41,347	$44,095

Note 4 — Acquisition and Goodwill

In the nine months of 2016, the Company acquired the assets of Perfect Products Company of Michigan, an auto parts distributor for approximately $1.3 million in cash and $30 thousand in contingent consideration. The Company also acquired the assets of F.B. Feeney Hardware in Ontario, Canada, for approximately $1.3 million in cash and $84 thousand in contingent consideration. Total contingent consideration of $114 thousand was not reflected in the condensed consolidated statement of cash flows.

These transactions resulted in additional goodwill which is included in the table below:

(Dollars in thousands)
Goodwill	Nine Months Ended September 30, 2016
Beginning balance	$319
Acquisitions	1,762
Impact of foreign exchange	(7)
Ending balance	$2,074

Additionally, $0.7 million of the purchase price related to customer relationships was allocated to an intangible asset included in Other assets in the Condensed Consolidated Balance Sheets which will be amortized over 5 years. The preliminary allocation of the purchase price and resulting preliminary goodwill is subject to finalizing the valuation of certain assets.

Note 5 — Loan Agreement

In 2012, the Company entered into a Loan and Security Agreement (“Loan Agreement”). The Loan Agreement consists of a $40.0 million revolving line of credit facility, which includes a $10.0 million sub-facility for letters of credit. Certain terms of the original Loan Agreement were revised in December 2013, by a Second Amendment to Loan and Security Agreement ("Second Amendment") and in September 2016, by a Sixth Amendment to Loan and Security Agreement ("Sixth Amendment"). The Loan Agreement, as amended, expires in August 2020. Due to the lock box arrangement and a subjective acceleration clause contained in the Loan Agreement, any outstanding borrowings under the revolving line of credit are classified as a current liability.

Currently, credit available under the Loan Agreement, as amended, is based upon:

a)	85% of the face amount of the Company’s eligible accounts receivable, generally less than 60 days past due, and

b)	the lesser of 60% of the lower of cost or market value of the Company’s eligible inventory, generally inventory expected to be sold within 18 months, or $20.0 million.

The applicable interest rates for borrowings are at the Prime rate or, if the Company elects, the LIBOR rate plus 1.50% to 1.85% based on the Company’s debt to EBITDA ratio. The Loan Agreement is secured by a first priority perfected security interest in substantially all existing assets of the Company. Dividends are restricted to amounts not to exceed $7.0 million annually.

At September 30, 2016, the Company had no borrowings under its revolving line of credit facility and additional borrowing availability of $34.8 million. The Company paid interest of $0.5 million and $0.4 million for the nine months ended September 30, 2016 and 2015, respectively. The weighted average interest rate was 3.5% for the nine months ended September 30, 2016.

In addition to other customary representations, warranties and covenants, the Company is required to meet a minimum trailing twelve month EBITDA to fixed charges ratio, as defined in the amended Loan Agreement, and a minimum quarterly tangible net worth level as defined in the amended Loan Agreement, if the excess capacity is below $10.0 million. On September 30, 2016, the Company's borrowing capacity exceeded $10.0 million, therefore, the Company was not subject to these financial covenants, however, for informational purposes the results of the financial covenants are provided below:

Quarterly Financial Covenants	Requirement	Actual
EBITDA to fixed charges ratio	1.10 : 1.00	2.07 : 1.00
Minimum tangible net worth	$45.0 million	$56.2 million

Note 6 — Severance Reserve

Changes in the Company’s reserve for severance as of September 30, 2016 and 2015 were as follows:

	(Dollars in thousands)
	Nine Months Ended September 30,
	2016	2015
Balance at beginning of period	$697	$311
Charged to earnings	714	993
Payments	(950)	(583)
Balance at end of period	$461	$721

Note 7 — Stock-Based Compensation

The Company recorded a benefit for stock-based compensation of $1.3 million for the first nine months of 2016, as a portion of stock-based compensation is related to the market value of the Company's common stock which declined during the period. The Company recorded an expense of $0.4 million for stock-based compensation for the first nine months of 2015.

A summary of stock-based awards issued during the nine months ended September 30, 2016 follows:

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

Note 8 — Income Taxes

Primarily due to the cumulative losses that the Company has incurred over the past three years, the Company has determined that there is insufficient positive evidence to conclude that it is more likely than not that it will be able to utilize its deferred tax assets to offset future taxable income. Therefore, substantially all deferred tax assets are currently subject to a tax valuation allowance. However, sufficient evidence may become available in future periods regarding the utilization of deferred tax assets that would lead to the reduction of all or a portion of the valuation allowance resulting in a decrease to income tax expense for the period in which the reduction is recorded. Although the Company is in this full tax valuation allowance position, a tax expense of $0.5 million and $0.5 million was recorded for the nine months ended September 30, 2016 and 2015, respectively, primarily due to reserves for uncertain tax positions net of state tax refunds.

The Company and its subsidiaries are subject to U.S. Federal income tax, as well as income tax of multiple state and foreign jurisdictions. As of September 30, 2016, the Company is subject to U.S. Federal income tax examinations for the years 2013 through 2015 and income tax examinations from various other jurisdictions for the years 2006 through 2015. The Company is also subject to an examination by the Canada Revenue Authority ("CRA") for the years 2006 through 2010. The CRA examination was completed during May 2013 and resulted in proposed adjustments which amount to $1.3 million of additional tax for the 2008 and 2009 tax years. The Company did not agree with these adjustments and filed a request with Competent Authority programs in both the U.S. and Canada in October 2013. The Competent Authority program assists taxpayers with respect to matters covered in the mutual agreement procedure provisions of tax treaties. In the fourth quarter of 2015, Competent Authority completed their review and communicated to the Company that they proposed to assess a tax on the 2009 tax year only.

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

During the first nine months of 2016, as the result of two small acquisitions, the Company recorded $1.8 million of tax deductible goodwill that may result in a tax benefit in future periods.

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

During 2015, after further evidence had been collected and analyzed, the Company concluded that it was probable that future remediation would be required, and accordingly accrued an additional $0.9 million for the estimated costs. This estimate is based on the information developed to date and as the remediation efforts proceed, additional information may impact the final cost. As of September 30, 2016, agreement with Alabama’s voluntary cleanup program on viable treatment of the property has not yet been reached and the Company continues to evaluate potential remediation alternatives that could impact the ultimate cost of remediation. As of September 30, 2016, approximately $1.1 million was accrued for remediation in other long-term liabilities on the accompanying consolidated balance sheet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Maintenance, Repair and Operations ("MRO") distribution industry is highly fragmented. We compete for business with several national distributors as well as a large number of regional and local distributors. The MRO business is significantly impacted by the overall strength of the manufacturing sector of the U.S. economy. One measure used to evaluate the strength of the industrial products market is the PMI index published by the Institute for Supply Management, which is considered by many economists to be a reliable near-term economic barometer of the manufacturing sector. A measure above 50 generally indicates expansion of the manufacturing sector while a measure below 50 generally represents contraction. The average monthly PMI was 51.2 in the third quarter of 2016 and 51.0 in the third quarter of 2015, indicating modest growth in the U.S. manufacturing economy. The MRO distribution industry continues to experience generally slow growth due to many factors with the most prominent factor negatively impacting Lawson being a slow-down in the oil and gas end markets due to lower oil prices.

Our sales are also affected by the number of sales representatives and the amount of sales which each representative can generate, which we measure as average sales per day per sales representative. As of September 30, 2016, we had a sales force of 1,006 sales representatives, an increase of 81 over the prior year quarter. While we anticipate future sales growth from our expanded sales force, we also anticipate a short-term decrease in average sales per day per sales representative, as new representatives build up customer relationships in their territories. Following the acceleration in the size of our sales force in the first two quarters of 2016, we have moderated the rate of hiring incremental sales representatives in the third quarter, and we anticipate that the pace of rep growth growth will be slower in the near future as we concentrate our efforts on providing training and support for our expanded sales force to drive their productivity.

Quarter ended September 30, 2016 compared to quarter ended September 30, 2015

	2016		2015
($ in thousands)	Amount	% of Net Sales	Amount	% of Net Sales

Net sales	$70,199	100.0%	$70,243	100.0%
Cost of goods sold	27,626	39.4%	26,901	38.3%
Gross profit	42,573	60.6%	43,342	61.7%

Operating expenses:
Selling expenses	23,568	33.6%	22,240	31.7%
General and administrative expenses	16,616	23.6%	18,292	26.0%
Operating expenses	40,184	57.2%	40,532	57.7%

Operating income	2,389	3.4%	2,810	4.0%

Interest and other expenses, net	(101)	(0.1)%	(132)	(0.2)%

Income before income taxes	2,288	3.3%	2,678	3.8%

Income tax expense	463	0.7%	248	0.3%

Net income income	$1,825	2.6%	$2,430	3.5%

Net Sales

Net sales were $70.2 million for both the third quarter of 2016 and 2015, respectively. Sales generated from the addition of more sales representatives year over year were negatively impacted by a general slow-down in the MRO marketplace, weaker demand from customers operating in the oil and gas industry. Sales to oil and gas customers declined $0.8 million from the prior year quarter. This was partially offset by an increase in sales by our Kent Automotive and government businesses. The third quarter of both 2016 and 2015 had 64 selling days. Average daily sales were essentially flat at to $1.097 million in the third quarter of 2016 compared to the prior year quarter.

Gross Profit

Gross profit decreased to $42.6 million in the third quarter of 2016 compared to $43.3 million in the third quarter of 2015 and decreased as a percent of sales to 60.6% from 61.7% a year ago. Product margin remained consistent versus a year ago, however, gross profit percentage declined primarily as a result of increased net freight expense, a non-recurring Canadian inventory transfer tax and lower vendor rebates on decreased inventory purchases.

Selling Expenses

Selling expenses consist of compensation paid to our sales representatives and related expenses to support our sales efforts. Selling expenses increased to $23.6 million in the third quarter of 2016 from $22.2 million in the prior year quarter and as a percent of sales, increased to 33.6% compared to 31.7% in the third quarter of 2015, primarily related to the increase in the number of sales representatives.

General and Administrative Expenses

General and administrative expenses consist of expenses to operate our distribution network and overhead expenses to manage the business. General and administrative expenses decreased to $16.6 million in the third quarter of 2016 from $18.3 million in the prior year quarter due primarily to lower stock-based and performance-based compensation expenses, and our continuing efforts to control costs, which were offset partially offset by increased health insurance claims

Interest and Other Expenses, Net

Interest expense, net was $0.1 million in both the third quarter of 2016 and 2015, respectively.

Income Tax Expense

Primarily due to historical cumulative losses, all of our deferred tax assets are currently subject to a tax valuation allowance. Although we are in a full tax valuation allowance position, an income tax expense of $0.5 million and $0.2 million was recorded in the third quarter of 2016 and 2015, respectively, due to state taxes and reserves for uncertain tax positions.

Net Income

We reported net income of $1.8 million and $2.4 million in the third quarter of 2016 and 2015, respectively.

Nine months ended September 30, 2016 compared to September 30, 2015

	2016		2015
($ in thousands)	Amount	% of Net Sales	Amount	% of Net Sales

Net sales	$209,258	100.0%	$210,873	100.0%
Cost of goods sold	81,700	39.0%	80,840	38.3%
Gross profit	127,558	61.0%	130,033	61.7%

Operating expenses:
Selling expenses	69,525	33.2%	68,590	32.5%
General and administrative expenses	54,446	26.1%	56,337	26.7%
Operating expenses	123,971	59.3%	124,927	59.2%

Operating income	3,587	1.7%	5,106	2.4%

Interest and other expenses, net	(47)	—%	(619)	(0.3)%

Income before income taxes	3,540	1.7%	4,487	2.1%

Income tax expense	526	0.3%	502	0.2%

Net income	$3,014	1.4%	$3,985	1.9%

Net Sales

Net sales for the nine months ended September 30, 2016 decreased 0.8% to $209.3 million from $210.9 million for the nine months ended September 30, 2015. Sales in the first nine months of 2016 were negatively impacted by a general slow-down in the MRO marketplace, weaker demand from customers operating in the oil and gas industry, a decrease in the Canadian exchange rate and lower productivity from newly hired sales representatives as they build out their territories. Sales to oil and gas customers declined $2.6 million and total net sales were negatively impacted by the Canadian exchange rate by $0.8 million compared to the prior year period. This was partially offset by an increase in sales by our Kent Automotive Division and growing existing strategic account relationships. The first nine months of 2016 had 192 selling days compared to 191 in the first nine months of 2015. Average daily sales decreased to $1.090 million in the first nine months of 2016 compared to $1.104 million in the prior year period.

Gross Profit

Gross profit decreased to $127.6 million in the first nine months of 2016 compared to $130.0 million in the first nine months of 2015 and decreased as a percent of sales to 61.0% from 61.7% a year ago. Product margin remained consistent versus a year ago, however, as a result of rebalancing and refining our inventory forecasting process, we incurred additional labor and freight costs during the first nine months of 2016. Additionally, the gross margin percentage was lower due to increased net freight expense and additional labor expenses related to repackaging inventory from acquisitions.

Selling Expenses

Selling expenses increased to $69.5 million or 33.2% as a percent of sales in the first nine months of 2016 from $68.6 million and 32.5% as a percent of sales in the first nine months of 2015. An increase in expenses related to the increase in the number of sales representatives was somewhat offset by $1.9 million of expenses related to the North American sales meeting held in 2015 which was not held in 2016.

General and Administrative Expenses

General and administrative expenses decreased to $54.4 million in the first nine months of 2016 from $56.3 million in the prior year period due as a $1.7 million decrease in stock-based and performance-based compensation was offset by increased employee and acquisition related costs.

Interest and Other Expenses, Net

Interest and other expenses, net improved by $0.6 million in the first nine months of 2016, mostly due to currency exchange gains in 2016 compared to currency exchange losses in 2015.

Income Tax Expense

Primarily due to historical cumulative losses, substantially all of our deferred tax assets are subject to a tax valuation allowance. Although we are in a full tax valuation allowance position, an income tax expense of $0.5 million was recorded in the first nine months of both 2016 and 2015, primarily due to state taxes and reserves for uncertain tax positions.

Net Income

We reported net income of $3.0 million and $4.0 million in the first nine months of 2016 and 2015, respectively.

Liquidity and Capital Resources

Cash and cash equivalents were $10.7 million on September 30, 2016 compared to $10.8 million on December 31, 2015. The net cash provided by operations of $5.3 million and $6.2 million in the nine months ended September 30, 2016 and 2015, respectively, was primarily generated by operating earnings and improvements in net working capital.

Capital expenditures, primarily for improvements to our distribution centers and information technology, were $2.6 million in the nine months ended September 30, 2016 compared to $1.9 million in the prior year period. In 2016, we invested $2.6 million in the acquisition of two small MRO distributors.

On September 30, 2016, we had no borrowings on our revolving line of credit and no dividends were paid to shareholders in the nine months ended September 30, 2016 and 2015. Dividends are currently restricted under the Loan Agreement to amounts not to exceed $7.0 million annually.

Loan Agreement

In the third quarter of 2016, we entered into a Sixth Amendment to the Loan Agreement that extended the maturity date to August 8, 2020. We also received an increase in the credit available under the Loan Agreement from 80% to 85% of our eligible accounts receivable, as defined in the Sixth Amendment, and from 50% to 60% of our eligible inventory, as defined in the Sixth Amendment, up to the facility limit of $40.0 million.

At September 30, 2016, we had additional borrowing availability of $34.8 million. We believe cash provided by operations and funds available under our Loan Agreement are sufficient to fund our operating requirements, strategic initiatives and capital improvements throughout the remainder of 2016.

In addition to other customary representations, warranties and covenants, we are required to meet a minimum trailing twelve month EBITDA to fixed charges ratio, as defined in the amended Loan Agreement, and a minimum quarterly tangible net worth level as defined in the amended Loan Agreement, if the excess capacity is below $10.0 million. On September 30, 2016, our borrowing capacity exceeded $10.0 million, therefore, we were not subject to these financial covenants, however, for informational purposes we have provided the results of the financial covenants below:

Quarterly Financial Covenants	Requirement	Actual
EBITDA to fixed charges ratio	1.10 : 1.00	2.07 : 1.00
Minimum tangible net worth	$45.0 million	$56.2 million

While we were in compliance with the financial covenants for the quarter ended September 30, 2016, failure to meet these covenant requirements in future quarters could lead to higher financing costs, increased restrictions, or reduce or eliminate our ability to borrow funds and could have a material adverse effect on our business, financial condition and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk at September 30, 2016 from that reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEMS 1, 1A,2, 3, 4 and 5 of Part II are inapplicable and have been omitted from this report.

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

LAWSON PRODUCTS, INC.
(Registrant)

Dated:	October 20, 2016	/s/ Michael G. DeCata
Michael G. DeCata
President and Chief Executive Officer
(principal executive officer)

Dated:	October 20, 2016	/s/ Ronald J. Knutson
Ronald J. Knutson
Executive Vice President, Chief Financial Officer, Treasurer and Controller
(principal financial and accounting officer)