Form 10-K
period 2016-12-31
LAWSON PRODUCTS INC/NEW/DE/
filed 2017-02-23
CIK 703604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Yes  ☐      No  ☑
The aggregate market value of the registrant’s voting stock held by non-affiliates on June 30, 2016 (based upon the per share closing price of $19.86) was approximately $137,477,000.

As of January 31, 2017, 8,832,623 shares of Common Stock were outstanding.
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

The Company undertakes no obligation to update any such factors, assumptions and uncertainties or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events or otherwise. Any references to our website in this Annual Report on Form 10-K are not and should not be considered an incorporation of information including on our website into this Annual Report on Form 10-K.

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

Customers

During 2016, we sold products to over 70,000 customers with the largest customer accounting for approximately two percent of net sales. In 2016, approximately 91% of our net sales were generated in the United States and approximately 9% in Canada. Our customers operate in a variety of industries including automotive repair, commercial vehicle maintenance, government, manufacturing, food processing, distribution, construction, oil and gas, mining, wholesale, service and others. Although seasonality is not significant in our business, due to fewer selling days during the holiday season, net sales in the fourth quarter are historically slightly lower than the first three quarters of the year.

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

Our MRO distribution process normally entails the purchase of product from suppliers in bulk for delivery to our packaging and distribution facility in McCook, Illinois (“McCook Facility”) for possible repackaging, labeling or cross-docking. Product is then either stocked at the McCook Facility or delivered to one of our strategically located distribution centers. As orders are received, product is picked, packed and shipped to our customers. Many factors affect the efficiency of this process including the physical design of the distribution centers, routing logistics, the number of times the product needs to be handled, transportation costs and the flexibility to meet the specific requirements of our customers.

Products

Our product offerings are listed on our website and in catalogs distributed to our customers. Sales percentages by broad product categories of our product mix in 2016 were as follows:

Product Category	Percentage
Fastening systems	21%
Specialty chemicals	15%
Fluid power	15%
Cutting tools and abrasives	15%
Electrical	12%
Aftermarket automotive supplies	9%
Safety	4%
Welding and metal repair	2%
Other	7%
100%

We offer over 200,000 different core products for sale of which over 50,000 products are maintained in our distribution centers. We strive to carry sufficient inventory to ensure product availability and rapid processing of customer orders. Accurate forecasting of customer demand is essential to establish the proper level of inventory for each product. Inventory levels need to be sufficient to meet customer demand while avoiding the costs of stocking excess items.

During 2016, we purchased products from approximately 2,300 suppliers and no single supplier accounted for more than five percent of our purchases. The loss of one of our core suppliers could affect our operations by hindering our ability to provide full service to our customers.

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

On December 31, 2016, our workforce included approximately 1,590 individuals, comprised of approximately 1,130 in sales and marketing, approximately 390 in operations and distribution and approximately 70 in management and administration. Approximately 10% of our workforce is covered by three collective bargaining agreements. We believe that our relations with our employees and their collective bargaining organizations are good.

Sales Team

On December 31, 2016, our sales and marketing team consisted of approximately 1,130 individuals focused on servicing existing customers, identifying new customers, providing customer service support and providing on-site customer service. Of our total sales team, 1,009 are sales representatives who are primarily organized into geographical regions. The performance of each region is the responsibility of a Regional Sales Director. Each region is further divided into geographically defined districts. The performance of each district is the responsibility of a District Sales Manager who reports to the Regional Sales Director. Our District Sales Managers work with the sales representatives to generate sales from new and existing customers. We also have a team dedicated to the acquisition of larger national and mid-market accounts and a team dedicated to serving our governmental accounts. The national accounts are comprised of multi-location customers with a national scope.

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

Strategic Focus

In 2017, our focus will be to continue to grow our sales organically and through acquisitions and further improve our operations to make Lawson our customers' first choice for products, services and solutions that improve their operating performance.

Our sales are directly affected by the size of our sales team and its territorial coverage. In 2016, we increased our sales team by 72 sales representatives and we plan to continue to expand our sales representative count during 2017. Our plan to expand the sales force is designed to identify under served territories that offer the greatest potential growth opportunity, locate and recruit talented sales representatives, provide them with the proper training, and successfully integrate them into our organization.

To acquire the best new sales talent and prepare them for success, we have developed an extensive talent acquisition strategy. We use both internal and external resources to identify and recruit the best available sales talent. Our exclusive training program is intended to provide new sales representatives with the tools they need to maximize their sales potential. As we increase our sales coverage, we anticipate a short-term decrease in average sales per day per sales representative, as new representatives build up customer relationships in their territories. Our 2017 financial results may also be impacted by increased training and other costs related to the sales force expansion. However, we believe that these short-term investments will result in future opportunities as we leverage the impact of top-line growth over our fixed operating costs.

We are also focused on increasing the productivity of our sales representatives. We strive to empower our sales representatives with the training, technology and support they need to maximize their sales potential while providing our customers with superior service and making it easy for them to do business with us. In addition to organic growth, we will continue to actively pursue acquisition opportunities which fit our service oriented MRO business model and are financially accretive to our organization.

In order to improve our operations, we utilize a Lean Six Sigma approach, which is a set of tools that allow a project team to analyze and improve selected business processes. The project teams work with the process owners to develop statistical measures to evaluate the effectiveness of the process, document the current components and process flow, examine the root cause and effect of current operations, design and implement new ways to improve performance and then measure the results for effectiveness. The Lean Six Sigma process is deeply ingrained in our culture as we have had well over 100 employees complete Lean Six Sigma training over the past three years and plan to continue this training program in the years to come. In 2017, we plan to complete some of the projects initiated in 2016 that are focused on improving the operations of our sales force and we have initiated additional Lean Six Sigma projects involving customer data and customer retention processes.

We believe our emphasis on continuous improvement will lead to further reductions in error rates, increased processing speed, reduction in cycle times, standardization of procedures and elimination of waste. This will enable us to become a more efficient and effective organization while providing our customers with the best purchasing experience possible.

Available Information

We file or furnish annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and file or furnish amendments to those reports pursuant to Section 13(a) or 15(d) of the Exchange Act and Section 16 reports with the Securities and Exchange Commission (“SEC”). The public can obtain copies of these materials by accessing the SEC's website at http://www.sec.gov or by visiting the SEC's Public Reference Room at 100 F Street, NE, Washington DC 20549. In addition, as soon as reasonably practicable after such materials are filed with or furnished to the SEC, we make copies available to the public free of charge through our website at www.lawsonproducts.com or by calling (773) 304-5050. Information on our website is not incorporated by reference into this report. We also make available on our website our Code of Ethics, Corporate Governance Principles and the charters of the committees of our Board of Directors.

Executive Officers of the Registrant

The executive officers of Lawson as of February 1, 2017 were as follows:

Name	Age	Year First Elected to Present Office	Position
Michael G. DeCata	59	2012	President and Chief Executive Officer
Neil E. Jenkins	67	2004	Executive Vice President, Secretary and General Counsel
Ronald J. Knutson	53	2014	Executive Vice President, Chief Financial Officer, Treasurer and Controller
Shane T. McCarthy	48	2015	Senior Vice President, Supply Chain and Business Development

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

Mr. Jenkins was elected Executive Vice President, Secretary and General Counsel in 2004.

Mr. Knutson was elected Executive Vice President, Chief Financial Officer, Treasurer and Controller in April 2014 and has served as Executive Vice President, Chief Financial Officer since July 2012. Mr. Knutson joined the Company as Senior Vice President, Chief Financial Officer effective November 2009.

Mr. McCarthy was elected Senior Vice President, Supply Chain and Business Development in December 2015 and previously served as Senior Vice President, Supply Chain since June 2014. Mr. McCarthy served as Senior Vice President, Operations from July 2012 to June 2014 and previously served as Vice President of Distribution and Logistics from April 2008 to June 2012.

ITEM 1A. RISK FACTORS.

In addition to the other information in this Annual Report on Form 10-K for the fiscal year ended December 31, 2016, the following factors should be considered in evaluating Lawson's business. Our operating results depend upon many factors and are subject to various risks and uncertainties. The material risks and uncertainties known to us and described below may negatively affect our business operations or affect our financial results. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations or affect our financial results.

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

Increases in the cost of raw materials used in our products (e.g., steel, brass) and increases in energy costs raise the production costs of our vendors. Those vendors typically look to pass the higher costs along to us through price increases. If we are unable to fully pass these increased prices and costs through to our customers or to modify our activities, the impact would have an adverse effect on our operating profit margins. Additionally, continued low oil prices may result in weaker demand from oil and gas customers in the future, resulting in lower net sales.

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

The inability to successfully integrate acquisitions into our organization could adversely affect our operations and operating results.

One of our growth strategies is to actively pursue acquisition opportunities which fit our service oriented MRO business model. Failure to successfully identify the right opportunities and to successfully integrate their operations into our organization could adversely affect our operations and our operating results.

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

Our results of operations could be affected by changes in tax rates, audits by taxing authorities or changes in laws, regulations and their interpretation. Changes in applicable tax laws and regulations could continue to affect our ability to realize the deferred tax assets on our balance sheet, which could affect our results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

At December 31, 2016, we owned or leased the following facilities:

Location	Function	Approximate Square Footage	Own/Lease	Lease Expiration

United States
Chicago, Illinois (1)	Headquarters	86,300	Lease	March 2023
McCook, Illinois	Packaging/Distribution	306,800	Lease	June 2022
Reno, Nevada	Distribution	105,200	Lease	June 2024
Suwanee, Georgia	Distribution	91,200	Own
Fairfield, New Jersey (2)	Distribution	60,000	Own
Decatur, Alabama (3)	Lease	88,200	Own

Canada
Mississauga, Ontario	Distribution	78,000	Own

(1)	We have sub-leased approximately 17,100 feet of the Chicago, Illinois headquarters through March 2023.

(2)
In 2016, primarily due to excess capacity within our supply chain, we announced the closure of our Fairfield, New Jersey distribution center. We plan to discontinue use of the facility in the first quarter of 2017 and anticipate selling the facility for a gain in 2017.

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

	2016		2015
	High	Low	High	Low
First Quarter	$22.80	$15.23	$27.84	$22.97
Second Quarter	22.50	16.42	25.00	19.20
Third Quarter	21.61	15.28	28.56	21.10
Fourth Quarter	25.80	16.69	29.64	20.88

On January 31, 2017, the closing sales price of our common stock was $25.85 and the number of stockholders of record was 395. We did not issue dividends in either 2016 or 2015 and, although the Company currently has no plans to issue dividends in the forseeable future, it will continue to consider the best use of funds for our stockholders. The amount of dividends we can issue is restricted to $7.0 million annually under our Loan and Security Agreement ("Loan Agreement"). Information about our equity compensation plans may be found in item 12 of this report which is hereby incorporated by reference.

Repurchased Shares of Stock

The following table summarizes the repurchases of the Company's Common Stock for the three months ended December 31, 2016. These shares were purchased for the sole purpose of satisfying tax withholding obligations of certain employees upon the vesting of restricted stock awards granted to them by the Company. No shares were repurchased in the open market.

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October 1 to October 31, 2016	—	$—	—	—
November 1 to November 30, 2016	—	—	—	—
December 1 to December 31, 2016	6,194	25.40	—	—
Three months ended December 31, 2016	6,194		—

Stock Price Performance Chart

Set forth below is a line graph comparing the yearly change in the cumulative total stockholder return of the Company’s common stock against the cumulative total return of the Russell Microcap Index and a peer group (the “Peer Group”) of the Company for the five prior years. The Company selected the Russell Microcap Index because Lawson is a component of the index and the market capitalization of the other member companies are similar to Lawson’s market capitalization. The Peer Group consists of W.W. Grainger, Inc., Fastenal Company, and MSC Industrial Direct. The Company believes that the Peer Group is representative of the markets it serves in terms of product sales and customers. The chart below represents the hypothetical return, including reinvestment of dividends, on $100 if it was invested on December 31, 2011 in the respective stocks or index fund.

ITEM 6. SELECTED FINANCIAL DATA.

The following selected financial data should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto included in Item 8 in this Annual Report. The income statement data and balance sheet data are for, and as of the end of each of the years in the five-year period ended December 31, 2016 and are derived from the audited Consolidated Financial Statements of the Company. The results of discontinued operations have been reclassified from continuing operations for all periods presented.

	(Dollars in thousands, except per share data)
	2016	2015 (1)	2014 (2)	2013 (3)	2012 (4)
Net sales	$276,573	$275,834	$285,693	$269,503	$273,562

Income (loss) from continuing operations	$(1,629)	$297	$(6,061)	$(6,981)	$(64,033)
Income from discontinued operations	—	—	1,692	1,861	1,483
Net income (loss)	$(1,629)	$297	$(4,369)	$(5,120)	$(62,550)

Basic and diluted income (loss) per share of common stock:
Continuing operations	$(0.19)	$0.03	$(0.70)	$(0.81)	$(7.46)
Discontinued operations	—	—	0.20	0.22	0.18
Net income (loss)	$(0.19)	$0.03	$(0.50)	$(0.59)	$(7.28)

Cash dividends declared per share	$—	$—	$—	$—	$0.24

Total assets	$135,307	$133,094	$137,840	$159,945	$172,931

Noncurrent liabilities	$34,737	$35,487	$37,257	$39,083	$42,370

Stockholders’ equity	$61,133	$61,264	$61,855	$65,912	$70,733

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

The North American MRO industry is highly fragmented. We compete for business with several national distributors as well as a large number of regional and local distributors. The MRO business is significantly influenced by the overall strength of the manufacturing sector of the U.S. economy. One measure used to evaluate the strength of the industrial products market is the PMI index published by the Institute for Supply Management. The PMI index is a composite index of economic activity in the United States manufacturing sector. It is published by the Institute for Supply Management and is available at https://www.instituteforsupplymanagement.org. A measure of that index above 50 generally indicates expansion of the manufacturing sector while a measure below 50 generally represents contraction. The average monthly PMI was 51.5 for the year ended December 31, 2016 compared to 51.3 for the year ended December 31, 2015 indicating a slight improvement in 2016 in the U.S. manufacturing economy compared to the prior year primarily occurring in the second half of the year.

Our sales are also affected by the number and effectiveness of sales representatives and the amount of sales each representative can generate, which we measure as average sales per day per sales representative. In 2016, we increased the number of sales representatives, by 72 net new sales representatives, to a total of 1,009 at December 31, 2016. We plan to continue to expand our sales representative count by the end of 2017. While we anticipate future sales growth from our expanded sales force, we also anticipate a short-term decrease in average sales per day per sales representative, as new representatives build up customer relationships in their territories.

Results of operations are examined in detail following a recap of our major activities in 2016.

2016 Activities

•	Increased Sales Team - We increased the number of net active sales representatives by approximately 8% to 1,009 on December 31, 2016 from 937 on December 31, 2015.

•	Acquisitions - We completed three acquisitions in 2016. Mattic Industries LTD located in western Canada, F.B Feeney Hardware located in Ontario, Canada and Perfect Products Company of Michigan.

•
Streamlined supply chain - In 2016, primarily due to excess capacity within our supply chain, we announced the closure of our Fairfield, New Jersey distribution center. We plan to discontinue use of the facility in the first quarter of 2017 and anticipate selling the facility for a gain in 2017.

•
Amended Loan Agreement - We extended the maturity date of our Loan Agreement to August 8, 2020, expanded the amount of credit available by increasing the borrowing base, removed certain financial covenant reporting requirements and reduced the unused borrowing fees.

•
Lean Six Sigma - Over the past three years we have had well over 100 employees complete Lean Six Sigma training, which is a systematic data driven approach to analyzing and improving business processes.

•	Improved Operational Performance - We continued to improve the fundamentals of our business, measured as improved customer service levels to our customers.

We believe we have created a scalable infrastructure that will allow us to take full advantage of future growth opportunities. We continue to strive to be our customers' first choice for maintenance, repair and operational solutions.

RESULTS OF OPERATIONS FOR 2016 AS COMPARED TO 2015

	Year Ended December 31,				Year-to-Year
	2016		2015		Change
(Dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%

Net sales	$276,573	100.0%	$275,834	100.0%	$739	0.2%
Cost of goods sold	108,511	39.2	106,710	38.7	1,801	1.7
Gross profit	168,062	60.8	169,124	61.3	(1,062)	(0.6)

Operating expenses:
Selling expenses	92,908	33.6	90,093	32.7	2,815	3.1
General and administrative expenses	76,611	27.7	75,979	27.5	632	0.8
Total SG&A	169,519	61.3	166,072	60.2	3,447	2.1
Other operating expenses	—	—	931	0.3	(931)
Total operating expenses	169,519	61.3	167,003	60.5	2,516

Operating (loss) income	(1,457)	(0.5)	2,121	0.8	(3,578)

Interest and other expenses, net	(74)	(0.1)	(969)	(0.4)	895

Income (loss) from continuing operations before income tax expense	(1,531)	(0.6)	1,152	0.4	(2,683)
Income tax expense	98	—	855	0.3	(757)

Income (loss) from continuing operations	$(1,629)	(0.6)%	$297	0.1%	$(1,926)

Net Sales

Net sales increased 0.3% in 2016 to $276.6 million from $275.8 million in 2015, primarily due to an increase in sales by our Kent Automotive and Government divisions, growing current strategic account relationships and sales generated by acquisitions. This was partially offset by a general slow-down in the MRO marketplace, a decrease in the Canadian exchange rate and a decrease in sales of $2.6 million to oil and gas customers. Average daily sales, defined as net sales divided by the 252 business days in each year, were $1.098 million in 2016 compared to $1.095 million in 2015.

Gross Profit

Gross profit decreased to $168.1 million or 60.8% of net sales in 2016 from $169.1 million or 61.3% of net sales a year ago. Product margin remained consistent versus 2015, however, the gross margin percentage was lower due to increased net freight expense and additional labor expenses related to repackaging inventory from acquisitions and additional labor and freight costs incurred as a result of rebalancing and refining our inventory forecasting process.

Selling Expenses

Selling expenses consist of compensation paid to our sales representatives and related expenses to support our sales efforts. Selling expenses increased $2.8 million to $92.9 million in 2016 from $90.1 million in 2015 primarily driven by expenses related to the increase in the number of sales representatives. This increase was partially offset by $1.9 million of expense related to the North American sales meeting incurred in 2015 which was not held in 2016.

General and Administrative Expenses

General and administrative expenses consist of expenses to operate our distribution network and overhead expenses to manage the business. General and administrative expenses increased $0.6 million to $76.6 million in 2016 from $76.0 million in 2015, driven by an increase of $1.1 million in severance expense, primarily related the closure of the Fairfield, New Jersey distribution center, and increases in compensation including an increase of $0.4 million in stock-based compensation of which a portion varies with our stock price. These increases were partially offset by decreases across many other expense categories as a result of cost reduction efficiencies.

Other Operating Expenses

In 2015 we accrued $0.9 million related to estimated future remediation of an environmental matter involving land owned in Decatur, Alabama, that was part of a division that was previously sold in 2014. The estimated cost of remediation will most likely be adjusted in future years as more information becomes available.

Interest and Other Expenses, Net

Interest and other expenses, net decreased to $0.1 million in 2016 from $1.0 million in 2015 due primarily to an increase of $0.5 million in foreign currency transaction gains, a $0.1 million decrease in interest expense from our revolving credit facility due to a lower average debt balance and an increase of $0.1 million in interest income.

Income Tax Expense

Due to historical cumulative losses, in 2012, we determined it was more likely than not we would not be able to utilize our deferred tax assets to offset future taxable income. Therefore, substantially all of our deferred tax assets are subject to a tax valuation allowance. However, due to recent reductions in these losses resulting in net income in certain periods, it may become necessary to reduce all or a portion of the valuation allowance resulting in a decrease to income tax expense for the period in which the reduction is recorded. Although we are in a full tax valuation allowance position, income tax expense of $0.1 million and $0.9 million was recorded in 2016 and 2015, respectively, primarily due to state taxes and adjustments to reserves for uncertain tax positions.

Income (Loss) from Continuing Operations

We reported a loss from continuing operations of $1.6 million in 2016 compared to income from continuing operations of $0.3 million in 2015.

RESULTS OF CONTINUING OPERATIONS FOR 2015 AS COMPARED TO 2014

	Year Ended December 31,				Year to Year
	2015		2014		Change
(Dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%

Net sales	$275,834	100.0%	$285,693	100.0%	$(9,859)	(3.5)%
Cost of goods sold	106,710	38.7	113,144	39.6	(6,434)	(5.7)
Gross profit	169,124	61.3	172,549	60.4	(3,425)	(2.0)

Operating expenses:
Selling expenses	90,093	32.7	90,776	31.8	(683)	(0.8)
General and administrative expenses	75,979	27.5	83,350	29.1	(7,371)	(8.8)
Total SG&A	166,072	60.2	174,126	60.9	(8,054)	(4.6)
Other operating expenses, net	931	0.3	3,386	1.2	(2,455)
Total operating expenses	167,003	60.5	177,512	62.1	(10,509)

Operating income (loss)	2,121	0.8	(4,963)	(1.7)	7,084

Interest and other expenses, net	(969)	(0.4)	(871)	(0.3)	(98)

Income (loss) from continuing operations before income tax expense	1,152	0.4	(5,834)	(2.0)	6,986
Income tax expense	855	0.3	227	0.1	628

Income (loss) from continuing operations	$297	0.1%	$(6,061)	(2.1)%	$6,358

Net Sales

Net sales decreased 3.5% in 2015 to $275.8 million from $285.7 million in 2014. Sales in 2015 were negatively impacted by a general slow-down in the MRO marketplace which manifested in the second half of the year, weak demand from customers operating in the oil and gas industry, and a decrease in the Canadian exchange rate. Sales to oil and gas customers declined $5.9 million. This was partially offset by an increase in sales by our Kent Automotive Division and growing current strategic account relationships. Average daily sales were $1.095 million in 2015 compared to $1.134 million in 2014

Gross Profit

Gross profit decreased 2.0% in 2015, however, increased as a percent of net sales to 61.3% from 60.4% in 2014 due primarily to lower purchasing costs along with improved distribution efficiencies.

Selling Expenses

Selling expenses decreased $0.7 million to $90.1 million in 2015 from $90.8 million in 2014 primarily driven by lower commission expense on lower sales and lower performance-based compensation. These decreases were partially offset by $1.9 million of expense related to the North American sales meeting which was not held in 2014 and expenses associated with newly hired sales representatives. Selling expenses increased as a percent of net sales to to 32.7% from 31.8% in 2014.

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

Other Operating Expenses, Net

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

Interest and Other Expenses, Net

Interest and other expenses, net increased to $1.0 million in 2015 from $0.9 million in 2014 due primarily to $0.2 million of interest recorded in 2015 related to the settlement of a Canadian tax matter (see Note 12 - Commitments and Contingencies of the Consolidated Financial Statements included in Item 8 of this Form 10-K for further details) partially offset by a decrease in interest expense from our revolving credit facility due to a lower average debt balance during 2015.

Income Tax Expense

Due to historical cumulative losses, in 2012, we determined that it was more likely than not that we would not be able to utilize our deferred tax assets to offset future taxable income. Therefore, substantially all of our deferred tax assets are subject to a tax valuation allowance. Although we are in a full tax valuation allowance position, an income tax expense of $0.9 million and $0.2 million were recorded in 2015 and 2014, respectively. The 2015 tax expense was due to state taxes, reserves for uncertain tax positions and the settlement of a Canadian tax matter. The 2014 tax expense was due to state taxes, reserves for uncertain tax positions, partially offset by the allocation of income taxes between continuing and discontinued operations.

Income (Loss) from Continuing Operations

We reported income from continuing operations of $0.3 million in 2015 compared to a loss from continuing operations of $6.1 million in 2014. The 2014 results were negatively affected by the one-time $3.0 million impairment charge related to the sale of the Reno, Nevada, distribution center.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $8.5 million, $9.3 million and $1.8 million in 2016, 2015 and 2014, respectively, primarily reflecting operating results, net of depreciation and amortization.

Capital expenditures were $3.1 million, $2.3 million and $2.8 million in 2016, 2015 and 2014, respectively, were primarily for improvements to our distribution centers and information technology. We invested $6.0 million and $0.4 million in 2016 and 2015, respectively, in business acquisitions.

Loan Agreement

In 2016, we entered into an amendment to the Loan Agreement that extended the maturity date to August 8, 2020. We also received an increase in the credit available under the Loan Agreement from 80% to 85% of our eligible accounts receivable, as defined in the amendment, and from 50% to 60% of our eligible inventory, as defined in the amendment, up to the facility limit of $40.0 million.

We have the ability to borrow funds through the Loan Agreement which consists of a $40.0 million revolving credit facility which includes a $10.0 million sub-facility for letters of credit. The terms of the Loan Agreement as amended are more fully detailed in Note 9 – Loan Agreement of the Consolidated Financial Statements included in Item 8 of this Form 10-K.

At December 31, 2016, we had $0.8 million borrowings on our revolving line of credit under the Loan Agreement and had borrowing availability of $35.0 million.

In addition to other customary representations, warranties and covenants, and if the excess capacity is below $10.0 million, we are required to meet a minimum trailing twelve month EBITDA to fixed charges ratio, as defined in the amended Loan Agreement, and a minimum quarterly tangible net worth level as defined in the amended Loan Agreement. On December 31, 2016, our borrowing capacity exceeded $10.0 million, therefore, we were not subject to these financial covenants, however, for informational purposes we have provided the results of the financial covenants below:

Quarterly Financial Covenants	Requirement	Actual
EBITDA to fixed charges ratio	1.10 : 1.00	1.75 : 1.00
Minimum tangible net worth	$45.0 million	$48.6 million

Although we have met the minimum financial covenant levels for all quarters since the Loan Agreement was put in place including the quarter ended December 31, 2016, failure to meet these covenant requirements in future quarters could lead to higher financing costs, increased restrictions, or reduce or eliminate our ability to borrow funds.

No cash dividends were paid in the three years ended December, 31 2016 and dividends are currently restricted under our Loan Agreement to amounts not to exceed $7.0 million annually.

We believe cash expected to be provided by operations and the funds available under our Loan Agreement are sufficient to fund our operating requirements, strategic initiatives and capital improvements throughout 2017.

DISCONTINUED OPERATIONS

In February 2014, we completed the sale of substantially all of the assets of our non-core ASMP business for $12.5 million plus the assumption of certain liabilities and recorded a $1.5 million pre-tax gain on the sale. We retained ownership of the Decatur, Alabama, facility, where ASMP was located, and are leasing it back to the buyer of the business. ASMP generated pre-tax operating earnings of $0.3 million in 2014.

CONTRACTUAL OBLIGATIONS

Contractual obligations that require cash payments over future periods at December 31, 2016 were as follows:

(Dollars in thousands)		Payments due in years ended December 31,
	Total	2017	2018 – 2019	2020 - 2021	Thereafter
Revolving line of credit (1)	$841	$841	$—	$—	$—
Operating leases (2)	12,756	1,896	3,736	3,876	3,248
Financing lease obligation	7,476	1,255	2,743	2,936	542
Capital leases	259	124	135	—	—
Security bonus plan (3)	14,272	56	—	—	14,216
Deferred compensation	5,240	410	348	135	4,347
Purchase commitments	8,321	8,321	—	—	—
Severance obligation	1,710	1,428	282	—	—
Total contractual cash obligations	$50,875	$14,331	$7,244	$6,947	$22,353

(1)
The revolving line of credit with The PrivateBank expires in August 2020. Due to the lock box arrangement and a subjective acceleration clause contained in the borrowing agreement, the revolving line of credit is classified as a current contractual obligation.

(2)	Operating lease obligations are partially offset by future proceeds of $0.6 million from a sub-lease expiring in March 2023.

(3)
Payments to participants in our security bonus plan are made on a lump sum basis at time of separation from the Company. Payouts for known separation dates have been included in the scheduled year of payout, while payouts for unknown separation dates are reflected in the thereafter column.

OFF-BALANCE SHEET ARRANGEMENTS

Of the $12.8 million operating lease obligation, $7.5 million relates to a lease agreement for our headquarters which expires in March 2023, and $3.6 million relates to a lease agreement for our Reno, Nevada, distribution center which expires in June 2024. The remainder of the operating leases relate to the lease of warehouse and office equipment. The lease obligation associated with our headquarters is partially offset by $0.6 million of total future minimum lease proceeds from a portion of the leased headquarters that has been sub-leased through March of 2023.

Also, as of December 31, 2016, we had contractual commitments to purchase $8.3 million of product from our suppliers and contractors.

CRITICAL ACCOUNTING POLICIES

We have disclosed our significant accounting policies in Note 2 to the consolidated financial statements. The following provides information on the accounts requiring more significant estimates.

Allowance for Doubtful Accounts — We evaluate the collectability of accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings, substantial down-grading of credit ratings), a specific reserve for bad debts is recorded against amounts due to reduce the receivable to the amount we believe will be collected. For all other customers, we recognize reserves for bad debts based on our historical experience of bad debt write-offs as a percent of accounts receivable outstanding. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations), the estimates of the recoverability of amounts due to us could be revised by a material amount. At December 31, 2016, our reserve was 1.5% of our gross accounts receivable outstanding. A hypothetical change of one percent to our reserve as a percent of our gross accounts receivable would have affected our annual doubtful accounts expense by approximately $0.3 million.

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

At December 31, 2016, our inventory reserve was $5.5 million, equal to approximately 11.4% of our total inventory. A hypothetical change of one percent to our reserve as a percent of total inventory would have affected our cost of goods sold by $0.5 million.

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

Primarily due to cumulative losses incurred in recent years, management determined that it was more likely than not that we will not be able to utilize our deferred tax assets to offset future taxable income and have established a deferred tax valuation allowance equal to substantially all of our net tax assets. A tax valuation allowance will remain until the Company can establish that the recoverability of its deferred tax assets is more likely than not.

Goodwill Impairment – Goodwill is tested annually during the fourth quarter, or when events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Impairment of goodwill is evaluated using a multi-step process. First, qualitative factors are reviewed to determine if it is more likely than not that the fair value of the reporting unit is greater than the carrying value. If we determine that it is more likely than not that the fair value of the reporting unit is greater than the carrying value of the reporting unit, then no further impairment testing is needed. If we determine that it is more likely than not that the carrying value of the reporting unit is greater than the fair value, the next step will be to compare the fair value of the reporting unit with the carrying value. If the fair value of the reporting unit exceeds the carrying value, goodwill is not considered to be impaired and the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the third step of the goodwill test is performed to measure the amount of impairment loss, if any.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

One of our subsidiaries is located and operates in Canada using the Canadian dollar as its functional currency. Operating results are translated into U.S. dollars when consolidated into our financial statements. Therefore, we are exposed to market risk relating to the change in the value of the Canadian dollar relative to the U.S. dollar. A hypothetical 10% change in the Canadian exchange rate would have affected our 2016 net sales by $2.6 million and net assets by $2.0 million.

Certain compensation awards have been granted to our directors, officers and key employees that are payable in cash based upon the market price of our common stock. These awards are re-measured each reporting period and the effect of the change in the share price is reflected in our operating results. A hypothetical 10% increase in the price of our common stock on December 31, 2016 would have decreased our 2016 operating results by $1.4 million and a hypothetical decrease of 10% in the price would have increased our 2016 operating results by $0.6 million.

A number of our current and past employees have opted to defer a portion of their earned compensation to be paid at a future date. These individuals have the ability to invest the deferred compensation in one or more portfolios that track the performance of various mutual funds. As of December 31, 2016, the liability, which is based on the performance of these funds, was $5.2 million. Additionally, we have invested funds in life insurance policies on certain executives. As of December 31, 2016, the cash surrender value of life insurance policies invested in financial instruments similar to those supporting the deferred compensation liability was $10.0 million. Therefore, any future net increase or decrease in the market value of the deferred compensation liability would be offset by the performance of the portfolio of the cash value of the life insurance asset and the combined gain and loss would have no material effect on our financial results.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following information is presented in this item:

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Lawson Products, Inc.
Chicago, Illinois
We have audited the accompanying consolidated balance sheets of Lawson Products, Inc. as of December 31, 2016 and 2015 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lawson Products, Inc. at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lawson Products, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 23, 2017 expressed an unqualified opinion thereon.

/s/BDO USA, LLP
Chicago, Illinois
February 23, 2017

Lawson Products, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$10,421	$10,765
Restricted cash	800	800
Accounts receivable, less allowance for doubtful accounts of $454 and $543, respectively	30,200	27,231
Inventories, net	42,561	44,095
Miscellaneous receivables and prepaid expenses	3,788	3,667
Total current assets	87,770	86,558

Property, plant and equipment, less accumulated depreciation and amortization	30,907	35,487
Cash value of life insurance	10,051	10,245
Goodwill	5,520	319
Deferred income taxes	20	51
Other assets	1,039	434
Total assets	$135,307	$133,094

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$841	$925
Accounts payable	11,307	9,370
Accrued expenses and other liabilities	27,289	26,048
Total current liabilities	39,437	36,343

Security bonus plan	14,216	14,641
Financing lease obligation	7,543	8,539
Deferred compensation	4,830	4,626
Deferred rent liability	3,676	3,912
Other liabilities	4,472	3,769
Total liabilities	74,174	71,830

Commitments and contingencies – Note 13

Stockholders’ equity:
Preferred stock, $1 par value:
Authorized - 500,000 shares, issued and outstanding - None	—	—
Common stock, $1 par value:
Authorized - 35,000,000 shares Issued – 8,864,929 and 8,796,264 shares, respectively Outstanding – 8,832,623 and 8,771,120 shares, respectively	8,865	8,796
Capital in excess of par value	11,055	9,877
Retained earnings	41,943	43,572
Treasury stock – 32,306 and 25,144 shares held, respectively	(691)	(515)
Accumulated other comprehensive loss	(39)	(466)
Total stockholders’ equity	61,133	61,264
Total liabilities and stockholders’ equity	$135,307	$133,094

See notes to Consolidated Financial Statements

Lawson Products, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Dollars in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Net sales	$276,573	$275,834	$285,693
Cost of goods sold	108,511	106,710	113,144
Gross profit	168,062	169,124	172,549

Operating expenses:
Selling expenses	92,908	90,093	90,776
General and administrative expenses	76,611	75,979	83,350
Total SG&A	169,519	166,072	174,126
Other operating expenses, net	—	931	3,386
Operating expenses	169,519	167,003	177,512

Operating income (loss)	(1,457)	2,121	(4,963)

Interest expense	(496)	(766)	(772)
Other income (expenses), net	422	(203)	(99)

Income (loss) from continuing operations before income taxes	(1,531)	1,152	(5,834)
Income tax expense	98	855	227

Income (loss) from continuing operations	(1,629)	297	(6,061)
Income and gain from discontinued operations, net of tax	—	—	1,692
Net Income (loss)	$(1,629)	$297	$(4,369)

Basic and diluted income (loss) per share of common stock:
Continuing operations	$(0.19)	$0.03	$(0.70)
Discontinued operations	—	—	0.20
Net income (loss)	$(0.19)	$0.03	$(0.50)

Comprehensive loss
Net income (loss)	$(1,629)	$297	$(4,369)
Other comprehensive loss, net of tax:
Adjustment for foreign currency translation	427	(1,892)	(559)
Comprehensive loss	$(1,202)	$(1,595)	$(4,928)

See notes to Consolidated Financial Statements

Lawson Products, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands)

	Common Stock, $1 par value	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive income (loss)	Total stockholders' equity
Balance at January 1, 2014	$8,671	$7,799	$47,644	$(187)	$1,985	$65,912
Net loss	—	—	(4,369)	—	—	(4,369)
Adjustment for foreign currency translation	—	—	—	—	(559)	(559)
Stock-based compensation	—	951	—	—	—	951
Shares issued	49	(49)	—	—	—	—
Share repurchase under stock award program	—	—	—	(80)	—	(80)
Balance at December 31, 2014	8,720	8,701	43,275	(267)	1,426	61,855

Net income	—	—	297	—	—	297
Adjustment for foreign currency translation	—	—	—	—	(1,892)	(1,892)
Stock-based compensation	—	1,252	—	—	—	1,252
Shares issued	76	(76)	—	—	—	—
Share repurchase under stock award program	—	—	—	(248)	—	(248)
Balance at December 31, 2015	8,796	9,877	43,572	(515)	(466)	61,264

Net loss	—	—	(1,629)	—	—	(1,629)
Adjustment for foreign currency translation	—	—	—	—	427	427
Stock-based compensation	—	1,247	—	—	—	1,247
Shares issued	69	(69)	—	—	—	—
Share repurchase under stock award program	—	—	—	(176)	—	(176)
Balance at December 31, 2016	$8,865	$11,055	$41,943	$(691)	$(39)	$61,133

See notes to Consolidated Financial Statements

Lawson Products, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities
Net income (loss)	$(1,629)	$297	$(4,369)
Income from discontinued operations	—	—	(1,692)
Income (loss) from continuing operations	(1,629)	297	(6,061)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	8,066	8,543	8,751
Stock-based compensation	2,469	2,093	6,376
Loss on disposal of property and equipment	12	8	142
Deferred income taxes	31	—	8
Increase in environmental reserve	—	931	340
Long-lived asset impairment	—	—	3,046
Changes in operating assets and liabilities:
Accounts receivable	(3,252)	3,285	(2,415)
Inventories, net	2,229	(116)	882
Prepaid expenses and other assets	(45)	418	(2,202)
Accounts payable and other liabilities	397	(6,381)	(7,696)
Other	182	207	633
Net cash provided by operating activities	$8,460	$9,285	$1,804

Investing activities
Purchases of property, plant and equipment	$(3,112)	$(2,342)	$(2,759)
Business acquisitions	(6,030)	(441)	—
Proceeds from sale of property	—	3	8,307
Proceeds related to the sale of businesses, net	—	—	12,125
Net cash (used in) provided by investing activities	$(9,142)	$(2,780)	$17,673

Financing activities
Net proceeds from (payments on) revolving line of credit	$(84)	$925	$(16,078)
Proceeds from stock option exercises	—	50	53
Net cash provided by (used in) financing activities	$(84)	$975	$(16,025)

Effect of exchange rate changes on cash and cash equivalents	422	(922)	57

Increase in cash and cash equivalents	(344)	6,558	3,509
Cash and cash equivalents at beginning of year	10,765	4,207	698
Cash and cash equivalents at end of year	$10,421	$10,765	$4,207

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

Cash Equivalents — The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amount of the Company’s cash equivalents at December 31, 2016 approximates fair value.

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

Property, Plant and Equipment — Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation expense is computed by the straight-line method generally using useful lives of 20 to 30 years for buildings and improvements and 3 to 10 years for machinery and equipment, furniture and fixtures and vehicles. Amortization of financing and capital leases is included in depreciation expense. Depreciation expense was $4.7 million, $4.6 million and $4.8 million for 2016, 2015 and 2014, respectively. Capitalized software is amortized over estimated useful lives of 3 to 5 years using the straight-line method. Amortization expense of capitalized software was $3.1 million, $3.8 million and $3.8 million for 2016, 2015 and 2014, respectively.

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

Goodwill — The Company had $5.5 million and $0.3 million of goodwill in 2016 and 2015, respectively. Goodwill represents the cost of business acquisitions in excess of the fair value of identifiable net tangible and intangible assets acquired. Goodwill is allocated to the appropriate reporting unit as reviewed by the Company’s chief operating decision maker responsible for reviewing operating performance and allocating resources. The Company reviews goodwill for potential impairment annually during the fourth quarter, or when an event or other circumstance changes that would more likely than not reduce the fair value of the asset below its carrying value.

The first step in the multi-step process to determine if goodwill has been impaired and to what degree is to review the relevant qualitative factors that could cause the fair value of the reporting unit to decrease below the carrying value of the reporting unit. After reviewing the qualitative factors relevant to the acquired companies, including conditions surrounding the industry we operate in compared to when the acquisitions were completed, the financial performance of the acquired companies compared to our projected results, and macroeconomic conditions as a whole, we have determined that it is more likely than not that the fair value of the reporting unit exceeds the carrying value, therefore goodwill has not been impaired and no further steps need to be taken.

Impairment of Long-Lived Assets — The Company reviews its long-lived assets, including property, plant and equipment and definite life intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. Recoverability is measured by a comparison of the assets' carrying amount to their expected future undiscounted net cash flows. If such assets are considered to be impaired, the impairment to be recognized is measured based on the amount by which the carrying amount of the asset exceeds its fair value. In 2014, in anticipation of a sale of its Reno, Nevada distribution center, the Company reviewed the future recoverability of the facility and recorded a $3.0 million non-cash impairment charge. In 2016 the Company determined that a triggering event had occurred when it announced a plan to close its distribution center located in Fairfield, New Jersey. Based on independent offers obtained for the facility, the Company determined that no impairment had occurred.

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

Primarily due to the cumulative losses incurred in recent years, management determined that it was more likely than not that it would not be able to utilize deferred tax assets to offset future taxable income and increased the deferred tax valuation allowance to equal substantially all of the Company's net deferred tax assets. A tax valuation allowance will remain until the Company can establish that the recoverability of its deferred tax assets is more certain.

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

For build-to-suit financing leases, the Company establishes an asset and liability for the estimated construction costs incurred to the extent that it is involved in the construction of structural improvements or takes construction risk prior to the commencement of the lease. Upon occupancy of facilities under build-to-suit leases, the Company assesses whether these arrangements qualify for sales recognition under the sale-leaseback accounting guidance. If a lease does not meet the criteria to qualify for a sale-leaseback transaction, the established asset and liability remain on the Company's consolidated balance sheet. This asset is depreciated over the life of the lease and the liability is reduced by the non-interest portion of the lease payments for costs allocated to the building and on a straight line basis for costs allocated to land.

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

Gains and losses resulting from changes in the exchange rates from translation of the subsidiary accounts in local currency to U.S. dollars are reported as a component of Accumulated other comprehensive loss in the consolidated balance sheets. Gains and losses resulting from the effect of exchange rate changes on transactions denominated in currencies other than the functional currency are included as a component of net income or loss upon settlement of the transaction.

Gains and losses resulting from intercompany transactions are included as a component of net income or loss each reporting period unless the transactions are of a long-term-investment nature and settlement is not planned or anticipated in the foreseeable future, in which case the gains and losses are recorded as a component of Accumulated other comprehensive loss in the consolidated balance sheets.

Treasury Stock —The Company repurchased 7,162, 11,261 and 2,256 shares of its common stock in 2016, 2015 and 2014, respectively, from employees upon the vesting of restricted stock to offset the income taxes owed by those employees. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of stockholders’ equity. The value of the treasury stock repurchased of $0.2 million, $0.2 million and $0.1 million in 2016, 2015 and 2014, respectively, was acquired in a non-cash transaction that is not included in the consolidated statements of cash flows.

Acquisitions — The Company recognizes identifiable assets acquired and liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions for the purchase price allocation process to value assets acquired and liabilities assumed at the acquisition date, the estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill.

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

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Simplifying the Test for Goodwill Impairment. This standard eliminates a step from the goodwill impairment test and instead requires an entity to recognize a goodwill impairment charge for the amount by which the goodwill carrying amount exceeds the reporting unit’s fair value. This guidance is effective for interim and annual goodwill impairment tests in fiscal years beginning after December 15, 2019, and early adoption is permitted. This guidance must be applied on a prospective basis. We expect to adopt this guidance for interim and annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not expect the adoption of this guidance to have a material impact on our financial position, results of operations or cash flows.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. ASU 2016-08 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a retrospective transition method to each period presented. The Company does not expect the impact on its consolidated financial statements to be material.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company will adopt ASU 2016-09 in the first quarter of 2017. The Company does not expect the adoption of the ASU to have a material impact on net income, basic and diluted earnings per share.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. The Company will adopt ASU 2016-02 in the first quarter of 2019. While the effect of the pronouncement has not yet been quantified, the Company is continuing to evaluate the impact of recording the right-of-use-assets and liabilities on its financial position.

In November, 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. This update simplifies the presentation of deferred income taxes by requiring all entities that present a classified balance sheet to classify all deferred tax assets and liabilities as a noncurrent amount. The FASB feels that this simplification will reduce the cost and complexity of recording deferred taxes without affecting the usefulness of financial statement information. This pronouncement will be effective for public entities in fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The guidance may be applied on either a prospective or retrospective basis. The Company will adopt ASU 2015-07 on a prospective basis in 2017 and, due to the full valuation allowance for deferred taxes, does not expect adoption to have a material impact on its financial position.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing

U.S. GAAP. The new standard is effective for the Company's interim and annual periods beginning with the first quarter of 2018. The standard is to be applied using one of two retrospective application methods, with early application not permitted. The Company is in the initial stages of evaluating the effect of the standard on its financial statements and is currently determining the impact of the pronouncement on the consolidated financial statements and the method by which the standard will be adopted.

Note 3 — Restricted Cash

The Company has agreed to maintain $0.8 million in a money market account as collateral for an outside party that is providing certain commercial card processing services for the Company. The Company is restricted from withdrawing this balance without the prior consent of the outside party during the term of the agreement.

Note 4 – Inventories, net

Inventories, net, consisting primarily of purchased goods which are offered for resale, were as follows:

	(Dollars in thousands)
	December 31,
	2016	2015
Inventories, gross	$48,038	$49,615
Reserve for obsolete and excess inventory	(5,477)	(5,520)
Inventories, net	$42,561	$44,095

Note 5 - Property, Plant and Equipment

Components of property, plant and equipment were as follows:

	(Dollars in thousands)
	December 31,
	2016	2015
Land	$2,721	$2,692
Buildings and improvements	18,981	18,343
Machinery and equipment	22,837	22,558
Capitalized software	21,371	19,710
McCook Facility	12,961	12,961
Furniture and fixtures	5,714	5,693
Capital leases	534	563
Vehicles	166	163
Construction in progress	571	681
	85,856	83,364
Accumulated depreciation and amortization	(54,949)	(47,877)
	$30,907	$35,487

Note 6 - Acquisitions

Primarily to expand its sales coverage and retain experienced sales representatives, the Company completed three acquisitions in 2016. In November, the Company acquired the assets of Mattic Industries Limited ("Mattic") an industrial parts distributor located in western Canada, for approximately $3.5 million in cash and $0.3 million in contingent consideration. In May, the Company acquired the assets of F.B. Feeney Hardware ("F. B. Feeney") in Ontario, Canada, for approximately $1.3 million in cash and $0.1 million in contingent consideration. And, in March, the Company acquired the assets of Perfect Products Company of Michigan ("Perfect Products"), an auto parts distributor for approximately $1.3 million in cash and $30 thousand in contingent consideration.

The Company allocated $0.7 million of the purchase price of the three acquisitions to an intangible asset for customer relationships which was included in Other assets in the Condensed Consolidated Balance Sheets which will be amortized over five years. Total contingent consideration of $0.4 million was not reflected in the condensed consolidated statement of cash flows.

The Company acquired one Company in 2015, West Coast Fasteners LTD (West Coast"), an auto parts distributor located in western Canada for approximately $0.4 million in cash.

A summary of the purchase price allocation of the acquisitions is as follows:

	(Dollars in thousands)
	December 31,
	2016	2015
Cash paid and liabilities assumed
Cash paid	6,030	441
Contingent consideration	412	—
Other liabilities	188	—
	$6,630	$441

Fair value of assets acquired
Goodwill	$5,231	$299
Customer relationships	733	—
Inventory	584	137
Other assets	82	5
	$6,630	$441

The following table contains unaudited pro forma net sales and net loss for Lawson Products assuming the Mattic, F.B Feeney and Perfect Product acquisitions closed on January 1, 2015 and the West Coast acquisition closed on January 1, 2014.

	(Dollars in thousands)
	Year Ended December 31,
	2016	2015	2014
Net Sales	$280,445	$283,575	$286,552

Net income (loss)	(848)	317	(4,643)

The pro forma disclosures in the table above include adjustments for, amortization of intangible assets and acquisition costs to reflect results that are more representative of the combined results of the transactions as if the Mattic, F.B Feeney and Perfect Product acquisitions closed on January 1, 2015 and the West Coast acquisition closed on January 1, 2014. This pro forma information utilizes certain estimates, is presented for illustrative purposes only and may not be indicative of the results of operation that would have actually occurred. In addition, future results may vary significantly from the results reflected in the pro forma information. The unaudited pro forma financial information does not reflect the impact of future events that may occur after the acquisition, such as anticipated cost savings from operating synergies.

Note 7 - Goodwill

Goodwill activity related to these acquisitions is included in the table below:

	(Dollars in thousands)
	December 31,
	2016	2015
Beginning balance	$319	$—
Acquisitions	5,231	299
Impact of foreign exchange	(30)	20
Ending balance	$5,520	$319

Goodwill was tested for impairment in the fourth quarter of 2016 and no adjustment was deemed necessary.

Note 8 – Income Taxes

Income (loss) from continuing operations before income taxes consisted of the following:

	(Dollars in thousands)
	Year Ended December 31,
	2016	2015	2014
United States	$(708)	$3,583	$(4,355)
Canada	(823)	(2,431)	(1,479)
	$(1,531)	$1,152	$(5,834)

Provision (benefit) for income taxes from continuing operations for the years ended December 31, consisted of the following:

	(Dollars in thousands)
	Year Ended December 31,
	2016	2015	2014
Current income tax expense (benefit):
U.S. Federal	$97	$(461)	$(377)
U.S. state	(33)	75	79
Canada	3	1,241	525
Total	$67	$855	$227
Deferred income tax expense:
U.S. Federal	—	—	—
U.S. state	31	—	—
Canada	—	—	—
Total	31	—	—
Total income tax expense (benefit):
U.S. Federal	97	(461)	(377)
U.S. state	(2)	75	79
Canada	3	1,241	525
Total	98	855	227

The reconciliation between the effective income tax rate and the statutory federal rate for continuing operations was as follows:

	Year Ended December 31,
	2016	2015	2014
Statutory Federal rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State and local taxes, net	(17.4)	10.4	2.8
Change in valuation allowance	14.5	(86.4)	(26.9)
Foreign tax rate differential	(14.3)	17.9	(2.2)
Meals & entertainment	(9.0)	11.6	(2.6)
Alternative minimum tax	(6.3)	7.6	—
Provision to return differences	(4.5)	24.4	(3.2)
Executive life insurance	(3.1)	2.4	2.3
Captive insurance income	(3.0)	—	—
Change in uncertain tax positions	0.6	56.2	(9.0)
Other items, net	1.1	(4.9)	(0.1)
Provision for income taxes	(6.4)%	74.2%	(3.9)%

The Company paid income taxes of $0.2 million, $0.1 million and $0.2 million in the years ended December 31, 2016, 2015, and 2014, respectively. At December 31, 2016, the Company had $46.7 million of U.S. Federal net operating loss carryforwards which are subject to expiration beginning in 2030, and $0.5 million of foreign tax credit carryforwards which are subject to expiration beginning in 2020. In addition, the Company had $37.5 million of various state net operating loss carryforwards which expire at varying dates through 2034.

Primarily due to the cumulative losses incurred in recent years, management determined that it was more likely than not that the Company will not be able to utilize its deferred tax assets to offset future taxable income. In 2016, 2015 and 2014 the Company decreased its deferred tax valuation allowance by $1.1 million, $0.2 million and $0.8 million, respectively. The tax valuation allowance will remain until the Company can establish that the recoverability of its deferred tax assets is more likely than not. As a result of acquisitions completed in 2016 and 2015, the Company recorded $5.5 million of tax deductible goodwill that may result in a tax benefit in future periods.

Deferred income tax assets and liabilities contain the following temporary differences:

	(Dollars in thousands)
	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforward	$17,518	$19,336
Compensation and benefits	12,126	11,979
Inventory reserve	2,750	2,726
Capital loss carryforward	2,210	2,210
Accounts receivable reserve	183	218
Other	1,770	2,073
Total deferred tax assets	36,557	38,542
Deferred tax liabilities:
Property, plant and equipment	433	1,100
Other	688	875
Total deferred liabilities	1,121	1,975
Net deferred tax assets before valuation allowance	35,436	36,567
Valuation allowance	(35,416)	(36,516)
Net deferred tax assets	$20	$51

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	(Dollars in thousands)
	December 31,
	2016	2015
Balance at beginning of year	$3,136	$2,964
Additions for tax positions of current year	544	146
Additions for tax positions of prior years	116	26
Reductions for tax positions of prior year	(547)	—
Balance at end of year	$3,249	$3,136

The recognition of the unrecognized tax benefits would have a favorable effect on the effective tax rate. Due to the uncertainty of both timing and resolution of income tax examinations, the Company is unable to determine whether any amounts included in the December 31, 2016 balance of unrecognized tax benefits represent tax positions that could significantly change during the next twelve months. Interest and penalties related to unrecognized tax benefits are recorded as a component of income tax expense.

The Company and its subsidiaries are subject to U.S. Federal income tax as well as income tax of multiple state and foreign jurisdictions. As of December 31, 2016, the Company was subject to U.S Federal income tax examinations for the years 2013 through 2015 and income tax examinations from various other jurisdictions for the years 2011 through 2015.

The Company was subject to an examination by the Canada Revenue Authority ("CRA") for the years 2006 through 2010. The CRA examination was completed during May 2013 and resulted in proposed adjustments which amount to $1.3 million of additional tax for the 2008 and 2009 tax years. The Company did not agree with these adjustments and filed a request with Competent Authority programs in both the U.S. and Canada in October, 2013. The Competent Authority program assists taxpayers with respect to matters covered in the mutual agreement procedure provisions of tax treaties. In the fourth quarter of 2015, Competent Authority completed their review and communicated to the Company that they proposed to assess a tax on the 2009 tax year only. A formal Letter of Disposition from Competent Authority was received in April 2016. The Company has accepted the proposal and recorded an expense in 2015 of approximately $0.8 million in Canada and a related benefit of $0.5 million in the U.S.

Note 9 - Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	(Dollars in thousands)
	December 31,
	2016	2015
Accrued stock-based compensation	$7,859	$6,980
Accrued compensation	5,465	6,289
Accrued severance	1,428	697
Accrued and withheld taxes, other than income taxes	1,149	1,199
Financing lease obligation	996	876
Reserve for unrecognized tax benefits	760	738
Accrued health benefits	676	700
Accrued profit sharing	627	774
Other	8,329	7,795
	$27,289	$26,048

Note 10 – Loan Agreement

In 2012, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with The PrivateBank and Trust Company. The Loan Agreement consists of a $40.0 million revolving line of credit facility, which includes a $10.0 million sub-facility for letters of credit. Certain terms of the original Loan Agreement were revised in December 2013 and in September 2016. The Loan Agreement, as amended, expires in August 2020. Due to the lock box arrangement and a subjective acceleration clause contained in the Loan Agreement, any outstanding borrowings under the revolving line of credit are classified as a current liability.

Credit available under the Loan Agreement is based upon:

a)	85% of the face amount of the Company’s eligible accounts receivable, generally less than 60 days past due, and

b)	the lesser of 60% of the lower of cost or market value of the Company’s eligible inventory, generally inventory expected to be sold within 18 months, or $20.0 million.

The applicable interest rates for borrowings are the Prime rate or, if the Company elects, the LIBOR rate plus 1.50% to 1.85% based on the Company’s debt to EBITDA ratio, as defined in the amended Loan Agreement. The Loan Agreement is secured by a first priority perfected security interest in substantially all existing assets of the Company. Dividends are restricted so as not to exceed $7.0 million annually.

At December 31, 2016, the Company had $0.8 million outstanding balance under its revolving line of credit facility and additional borrowing availability of $35.0 million. The carrying amount of the Company’s debt at December 31, 2016 approximates its fair value.The Company paid interest of $0.2 million, $0.5 million and $0.8 million in 2016, 2015 and 2014, respectively. The weighted average interest rate was 3.5% in 2016. The Company had $1.5 million of outstanding letters of credit as of December 31, 2016.

In addition to other customary representations, warranties and covenants, and if the excess capacity is below $10.0 million, the Company is required to meet a minimum trailing twelve month EBITDA to fixed charges ratio, as defined in the amended Loan Agreement, and a minimum quarterly tangible net worth level as defined in the amended Loan Agreement. On December 31, 2016, the Company's borrowing capacity exceeded $10.0 million, therefore, the Company was not subject to these financial covenants, however, for informational purposes the results of the financial covenants are provided below:

Quarterly Financial Covenants	Requirement	Actual
EBITDA to fixed charges ratio	1.10 : 1.00	1.75 : 1.00
Minimum tangible net worth	$45.0 million	$48.6 million

Note 11 – Reserve for Severance

Severance costs are primarily related to management realignment and reorganization. The table below reflects the activity in the Company’s reserve for severance and related payments.

	(Dollars in thousands)
	Year Ended December 31,
	2016	2015	2014
Beginning balance	$697	$311	$1,769
Charged to earnings	2,376	1,273	631
Cash paid	(1,363)	(887)	(2,089)
Ending balance	$1,710	$697	$311

The remaining severance liabilities outstanding as of December 31, 2016 will substantially be paid by the end of 2017.

Note 12 - Retirement and Security Bonus Plans

The Company provides a 401(k) defined contribution plan to allow employees a pre-tax investment vehicle to save for retirement. The Company made contributions to the 401(k) plan of $3.1 million, $2.9 million and $2.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company provides a profit sharing plan for certain sales, office and warehouse employees. The amounts of the Company’s annual contributions are determined annually by the Board of Directors. Expenses incurred for the profit sharing plan were $0.6 million, $0.8 million and $0.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company has a security bonus plan which was previously created for the benefit of its independent sales representatives, under the terms of which participants are credited with a percentage of their annual net commissions. The aggregate amounts credited to participants’ accounts vest 25% after five years, and an additional 5% vests each year thereafter upon qualification for the plan. On January 1, 2013, the Company converted all of its U.S. independent sales representatives to employees. The security bonus for those converted employees continue to vest, but their accounts are no longer credited with a percentage of net commissions. For financial reporting purposes, amounts are charged to operations over the vesting period. Expenses incurred for the security bonus plan were $0.4 million, $0.4 million and $0.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. The security bonus plan is partially funded by a $3.3 million investment in the cash surrender value in life insurance of certain employees.

Note 13 - Commitments and Contingencies

Lease Commitments

Total rental expense for the years ended December 31, 2016, 2015 and 2014 amounted to $2.2 million, $2.0 million and $1.8 million, respectively. Of the $12.8 million future minimum operating lease commitments outstanding at December 31, 2016, $7.5 million relates to a lease for the Company's headquarters which expires in March 2023. The lease commitment is partially offset by a portion of the headquarters that has been sub-leased through March 2023 and includes total future minimum lease proceeds of $0.6 million.

The Company has a financing lease for the McCook Facility which expires in June 2022 and includes future minimum lease payments, related to the building, of $7.5 million.

The Company’s future minimum lease commitments, principally for facilities and equipment, as of December 31, 2016, were as follows:

	(Dollars in thousands)
Year ended December 31,	Operating Leases	Financing Lease	Capital Leases
2017	$1,896	$1,255	$124
2018	1,884	1,348	96
2019	1,852	1,395	39
2020	1,909	1,443	—
2021	1,967	1,493	—
Thereafter	3,248	542	—
Total	$12,756	$7,476	$259

At December 31, 2016, the cost and accumulated depreciation of the asset related to the financing lease were $13.0 million and $5.9 million, respectively, and the cost and accumulated amortization of the assets related to capital leases were $0.5 million and $0.3 million, respectively.

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

During 2015, after further evidence had been collected and analyzed, the Company concluded that it was probable that future remediation would be required, and accordingly accrued an additional $0.9 million for the estimated costs. This estimate is based on the information developed to date and as the remediation efforts proceed, additional information may impact the final cost. As of December 31, 2016, agreement with Alabama’s voluntary cleanup program on viable treatment of the property has not yet been reached and the Company continues to evaluate potential remediation alternatives that could impact the ultimate cost of remediation. As of December 31, 2016, approximately $1.1 million is accrued for remediation in other long-term liabilities on the accompanying consolidated balance sheet.

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

The Company received and accepted a formal letter of disposition from Competent Authority in the second quarter of 2016. Based on the proposed assessment, in 2015 the Company recorded an expense of approximately $0.8 million in Canada and a related benefit of $0.5 million in the U.S.

Note 14 – Stock-Based Compensation Plans

Plan Administration

The Company's Amended and Restated 2009 Equity Compensation Plan (“Equity Plan”) provides for the grant of nonqualified and incentive stock options, stock awards and stock units to officers and employees of the Company. The Equity Plan also provides for the grant of option rights and restricted stock to non-employee directors. As of December 31, 2016, the Company had approximately 415,000 shares of common stock still available under the Equity Plan with no participant allowed a grant of more than 40,000 shares of common stock in any calendar year. The Equity Plan is administered by the Compensation Committee of the Board of Directors, or its designee, which as administrator of the plan, has the authority to select plan participants, grant awards, and determine the terms and conditions of the awards.

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

On December 31, 2016, the SPRs outstanding were re-measured at fair value using the Black-Scholes valuation model. This model requires the input of subjective assumptions that may have a significant impact on the fair value estimate. The weighted-average estimated value of SPRs outstanding as of December 31, 2016 was $9.66 per SPR using the following assumptions:

Expected volatility	35.7% to 44.5%
Risk-free rate of return	0.1% to 1.8%
Expected term (in years)	0.2 to 4.5
Expected annual dividend	$0

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

Compensation expense of $1.2 million, $0.9 million and $5.5 million was recorded for the years ended December 31, 2016, 2015 and 2014, respectively. Cash in the amount of $0.3 million and $1.0 million was paid out for SPR exercises in 2016 and 2015, respectively, and an immaterial amount of cash was paid out in 2014. A liability of $7.9 million reflecting the estimated fair value of future pay-outs has been included as a component of Accrued expenses on the consolidated balance sheets.

Activity related to the Company’s SPRs during the year ended December 31, 2016 was as follows:

	Number of SPRs	Weighted Average Exercise Price
Outstanding on December 31, 2015	959,499	$19.91
Granted	53,502	18.98
Exercised	(41,300)	11.17
Cancelled	(25,000)	44.02
Outstanding on December 31, 2016	946,701	19.60

Exercisable on December 31, 2016	614,301	$15.81

The SPRs outstanding had an intrinsic value of $6.2 million as of December 31, 2016. Unrecognized compensation cost related to non-vested SPRs was $0.8 million at December 31, 2016, which will be recognized over a weighted average period of 1.2 years. During the year ended December 31, 2016, 217,876 SPRs with a fair value of $1.8 million vested. At December 31, 2016, the weighted average remaining contractual term was 4.7 years for all outstanding SPRs and 4.4 years for all exercisable SPRs.

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

Compensation expense of $0.6 million, $0.6 million and $0.5 million related to the RSAs was recorded in General and administrative expenses for 2016, 2015 and 2014, respectively. Activity related to the Company’s RSAs during the year ended December 31, 2016 was as follows:

Restricted Stock Awards
Outstanding on December 31, 2015	30,985
Granted	28,567
Exchanged for shares	(27,655)
Outstanding on December 31, 2016	31,897

As of December 31, 2016, there was $0.2 million of total unrecognized compensation cost related to RSAs that will be recognized over a weighted average period of four months. The awards granted in 2016 had a weighted average grant date fair value of $18.38 per share.

Market Stock Units

Market Stock Units ("MSUs") are exchangeable for between 0% to 150% of the Company's common shares at the end of the vesting period based on the trailing 30 or 60 day average closing price of the Company's common stock. The value of the MSUs was determined using a geometric brownian motion model that, based on certain variables, generates a large number of random trials simulating the price of the common stock over the measurement period. Expense of $0.5 million, $0.5 million and $0.3 million related to MSUs was recorded in the years ended December 31, 2016, 2015 and 2014, respectively. Activity related to the Company’s MSUs during the year ended December 31, 2016 was as follows:

	Number of Market Stock Units	Maximum Shares Potentially Issuable
Outstanding on December 31, 2015	87,770	131,655
Granted	74,865	112,299
Exchanged for shares	(13,103)	(19,656)
Outstanding on December 31, 2016	149,532	224,298

Stock Options

Each stock option can be exchanged for one share of the Company’s common stock. As of December 31, 2016 the Company had 45,910 stock options outstanding with a weighted average exercise price of $26.55. Expense related to stock options was $0.1 million in 2016 and unrecognized compensation at December 31, 2016 was $0.1 million.

Stock Awards

As of December 31, 2016, the Company had 40,000 stock awards outstanding which entitle the holder to receive shares of the Company’s common stock equal in value to the appreciation in the Company’s common stock from the exercise price of $10.00 up to the date the holder exercises the award. The stock awards vested on December 31, 2014 and expire on October 2, 2017. During 2016, 38,000 stock awards were exercised resulting in the issuance of 21,089 common shares.

Note 15 — Discontinued operations

On February 14, 2014, the Company completed the sale of substantially all of the assets of Automatic Screw Machine Products Company, Inc. ("ASMP"), a wholly-owned subsidiary, to Nelson Stud Welding, Inc. (“Buyer”), an indirect subsidiary of Doncasters Group Limited, for a purchase price of $12.5 million plus the assumption of certain liabilities. In addition, the Buyer agreed to lease the real property located in Decatur, Alabama, where ASMP was located. The Company classified ASMP's operating results as discontinued operations for all periods presented.

The following table details the components of income from discontinued operations:

	(Dollars in thousands)
	Year Ended December 31,
	2016	2015	2014
Net sales	$—	$—	$2,462

Total pre-tax income	—	—	346
Income tax expense	—	—	133
Net income	$—	$—	$213

Sale of discontinued operations
Pre-tax gain on sale	$—	$—	$1,877
Income tax expense	—	—	398
Net gain on sale	$—	$—	$1,479

Income and gain from discontinued operations, net of tax	$—	$—	$1,692

Basic and diluted income per share	$—	$—	$0.20

Note 16 - Other Operating Expenses, Net

Other operating expenses, net consisted of the following:

	(Dollars in thousands)
	Year Ended December 31,
	2016	2015	2014
Environmental remediation expense	$—	$931	$340
Impairment loss	—	—	3,046
Total other operating expenses, net	$—	$931	$3,386

Environmental remediation matter

In 2015 and 2014, the Company accrued $0.9 million and $0.3 million, respectively, related to estimated future remediation of an environmental matter involving land owned in Decatur, Alabama, that was part of a division that was previously sold in 2014. Refer to "Environmental Matter" in Note 12 for further details.

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

Note 17 – Earnings (Loss) Per Share

The computation of basic and diluted earnings (loss) per share consisted of the following:

	(Dollars in thousands, except per share data)
	Year Ended December 31,
	2016	2015	2014
Weighted average shares:
Basic weighted average shares outstanding	8,780	8,726	8,683
Effect of dilutive securities outstanding	—	150	—
Diluted weighted average shares outstanding	8,780	8,876	8,683

Earnings (loss):
Continuing operations	$(1,629)	$297	$(6,061)
Discontinued operations	—	—	1,692
Net earnings (loss)	$(1,629)	$297	$(4,369)

Basic and diluted earnings (loss) per share of common stock:
Continuing operations	$(0.19)	$0.03	$(0.70)
Discontinued operations	—	—	0.20
Net earnings (loss)	$(0.19)	$0.03	$(0.50)

For the year ended December 31, 2016 and 2015, stock options to purchase 40,000 of the Company's common stock were excluded from the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common stock. The dilutive effect of outstanding securities of approximately 164,000 and 146,000 for the years ended December 31, 2016 and 2014, respectively, were excluded from the computation of diluted earnings per share as the Company recorded a loss for those periods and therefore the effect would have been anti-dilutive.

Note 18 – Geographic Information

Financial information related to the Company’s continuing operations by geographic area follows:

	(Dollars in thousands)
	Year Ended December 31,
	2016	2015	2014
Net sales (1)
United States	$250,824	$251,129	$257,428
Canada	25,749	24,705	28,265
Consolidated total	$276,573	$275,834	$285,693

Long-lived assets (2)
United States	$30,041	$33,813	$39,681
Canada	7,425	2,427	2,417
Consolidated total	$37,466	$36,240	$42,098

(1)    Net sales are attributed to countries based on the location of customers.

(2)    Long-lived assets primarily consist of property, plant and equipment, goodwill and intangible assets.

Note 19 - Summary of Unaudited Quarterly Results of Operations

Unaudited quarterly results of operations for the years ended December 31, 2016 and 2015 are summarized below:

	(Dollars in thousands, except per share data)
	2016 Quarter Ended
	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Net sales	$67,315	$70,199	$69,348	$69,711
Gross profit	$40,504	$42,573	$42,526	$42,459
Net income (loss)	$(4,643)	$1,825	$172	$1,017

Basic income (loss) per share of common stock (1)	$(0.53)	$0.21	$0.02	$0.12
Diluted income (loss) per share of common stock (1)	$(0.53)	$0.20	$0.02	$0.11

	(Dollars in thousands, except per share data)
	2015 Quarter Ended
	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Net sales	$64,961	$70,243	$70,726	$69,904
Gross profit	$39,091	$43,342	$43,808	$42,883
Net income (loss)	$(3,688)	$2,430	$2,926	$(1,371)

Basic income (loss) per share of common stock (1)	$(0.42)	$0.28	$0.34	$(0.16)
Diluted income (loss) per share of common stock (1)	$(0.42)	$0.27	$0.33	$(0.16)

(1)
The sum of the quarterly earnings per share amounts may not equal the total annual earnings per share due to rounding and the uneven timing of earnings throughout the year compared to the weighted average shares outstanding.

Lawson Products, Inc.
Schedule II -Valuation and Qualifying Accounts

The roll forward of valuation accounts were as follows:

	(Dollars in thousands)
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2016	$543	$361	$(450)	(1)	$454
Year ended December 31, 2015	733	353	(543)	(1)	543
Year ended December 31, 2014	828	715	(810)	(1)	733

Valuation allowance for deferred tax assets:
Year ended December 31, 2016	$36,516	$(1,100)	$—		$35,416
Year ended December 31, 2015	36,675	(159)	—		36,516
Year ended December 31, 2014	35,834	841	—		36,675

(1)	Uncollected receivables written off, net of recoveries and translation adjustments.

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

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.  In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission “Internal Control – Integrated Framework” (2013).  Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016. The Company’s independent registered public accounting firm, BDO USA, LLP, has audited and issued a report on the Company’s internal controls over financial reporting as set forth in this annual report.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Lawson Products, Inc.
Chicago, Illinois
We have audited Lawson Products, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in “Internal Control – Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Lawson Products, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Lawson Products, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lawson Products, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 and our report dated February 23, 2017 expressed an unqualified opinion thereon.
/s/BDO USA, LLP

Chicago, IL
February 23, 2017

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

a.    Directors

The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2017, under the caption “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.

b.    Executive Officers

The information required by this Item is set forth under the caption Item 1 — Business under “Executive Officers of the Registrant.”

c.    Audit Committee

Information on the Company’s Audit Committee is contained under the caption “Board of Directors Meetings and Committees” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2017, which is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2017, under the caption “Remuneration of Executive Officers,” which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2017 under the caption “Securities Beneficially Owned by Principal Stockholders and Management” which information is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2016 regarding the number of shares of common stock that were available for issuance under the Company’s equity compensation plans which are described in greater detail in Note 14 in the Consolidated Financial Statements.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (1) (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	342,105	$18.84	414,967
Equity compensation plans not approved by security holders	—	—	—
Total	342,105	$18.84	414,967

(1)	Includes potential common stock issuance of 31,897 from restricted stock awards, 224,298 from market stock units, 45,910 from stock options and 40,000 from stock awards.

(2)	Weighted-average exercise price of 45,910 stock options and 40,000 stock awards.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2017 under the caption “Election of Directors” and “Certain Relationships and Related Transactions” which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required under this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2017 under the caption “Fees Paid to Independent Auditors” which information is incorporated herein by reference.

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

LAWSON PRODUCTS, INC

By:	/s/ Michael G. DeCata

Michael G. DeCata
President, Chief Executive Officer and Director
(principal executive officer)

	Date:	February 23, 2017

By:	/s/ Ronald J. Knutson

Ronald J. Knutson
Executive Vice President, Chief Financial Officer, Treasurer and Controller
(principal financial and accounting officer)

	Date:	February 23, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below this 23rd day of February, 2017, by the following persons on behalf of the registrant and in the capacities indicated.

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
2.1
Asset Purchase Agreement dated November 15, 2016 between the Company and Mattic Industries LTD incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 15, 2016.

2.2
Amending Agreement dated November 15, 2016 between the Company and Mattic Industries LTD incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated November 15, 2016.

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

10.17*
Confidential Separation Agreement and General Release dated as of September 15, 2015, between Lawson Products, Inc. and Allen D. Jacobson, incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated September 15, 2015.

10.18	Consent to Loan and Security Agreement dated September 30, 2015 between the Company and The PrivateBank and Trust Company.
10.19*
Change in Control Agreement effective October 16, 2015 by and between the Company and Shane McCarthy, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 16, 2015

10.20	Consent to Loan and Security Agreement dated March 7, 2016 between the Company and The PrivateBank and Trust Company.
10.21
Fourth Amendment to Loan and Security Agreement dated April 11, 2016 between the Company and The PrivateBank and Trust Company incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 11, 2016.

10.22
Fifth Amendment to Loan and Security Agreement dated June 30, 2016 between the Company and The PrivateBank and Trust Company incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 30, 2016.

10.23
Sixth Amendment to Loan and Security Agreement dated September 30, 2016 between the Company and The PrivateBank and Trust Company incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 30, 2016.

10.24
Seventh Amendment to Loan and Security Agreement dated February 14, 2017 between the Company and The PrivateBank and Trust Company incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 14, 2017.

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