Form 10-Q
period 2017-03-31
LAWSON PRODUCTS INC/NEW/DE/
filed 2017-04-20
CIK 703604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 OR 15(d) of the Securities Exchange Act of 1934
For quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, $1 par value, as of April 14, 2017 was 8,835,810.

“Safe Harbor” Statement under the Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms “may,” “should,” “could,” “anticipate,” “believe,” “continues,” “estimate,” “expect,” “intend,” “objective,” “plan,” “potential,” “project” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions or beliefs and are subject to a number of factors, assumptions and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include:

•	the effect of general economic and market conditions;

•	the ability to generate sufficient cash to fund our operating requirements;

•	the ability to meet the covenant requirements of our line of credit;

•	the market price of our common stock may decline;

•	inventory obsolescence;

•	work stoppages and other disruptions at transportation centers or shipping ports;

•	changing customer demand and product mixes;

•	increases in energy and commodity prices;

•	decreases in demand from oil and gas customers due to lower oil prices;

•	disruptions of our information and communication systems;

•	cyber attacks or other information security breaches;

•	failure to recruit, integrate and retain a talented workforce including productive sales representatives;

•	the inability to successfully integrate acquisitions into the organization;

•	failure to manage change within the organization;

•	highly competitive market;

•	changes that affect governmental and other tax-supported entities;

•	violations of environmental protection or other governmental regulations;

•	negative changes related to tax matters; and

•	all other factors discussed in the Company’s “Risk Factors” set forth in its Annual Report on Form 10-K for the year ended December 31, 2016.

The Company undertakes no obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
Lawson Products, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share data)

	March 31, 2017	December 31, 2016

ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$7,973	$10,421
Restricted cash	800	800
Accounts receivable, less allowance for doubtful accounts	34,016	30,200
Inventories, net	43,231	42,561
Property held for sale	707	—
Miscellaneous receivables and prepaid expenses	3,854	3,788
Total current assets	90,581	87,770

Property, plant and equipment, net	28,784	30,907
Cash value of life insurance	10,277	10,051
Goodwill	5,560	5,520
Deferred income taxes	20	20
Other assets	996	1,039
Total assets	$136,218	$135,307

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$1,798	$841
Accounts payable	13,452	11,307
Accrued expenses and other liabilities	24,754	27,289
Total current liabilities	40,004	39,437

Security bonus plan	13,790	14,216
Financing lease obligation	7,271	7,543
Deferred compensation	4,937	4,830
Deferred rent liability	3,689	3,676
Other liabilities	4,214	4,472
Total liabilities	73,905	74,174

Stockholders’ equity:
Preferred stock, $1 par value:
Authorized - 500,000 shares, Issued and outstanding — None	—	—
Common stock, $1 par value:
Authorized - 35,000,000 shares Issued - 8,868,116 and 8,864,929 shares, respectively Outstanding - 8,835,810 and 8,832,623 shares, respectively	8,868	8,865
Capital in excess of par value	11,480	11,055
Retained earnings	42,622	41,943
Treasury stock – 32,306 shares	(691)	(691)
Accumulated other comprehensive income (loss)	34	(39)
Total stockholders’ equity	62,313	61,133
Total liabilities and stockholders’ equity	$136,218	$135,307

See notes to condensed consolidated financial statements.

Lawson Products, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2017	2016

Net sales	$74,617	$69,711
Cost of goods sold	29,738	27,252
Gross profit	44,879	42,459

Operating expenses:
Selling expenses	24,804	22,753
General and administrative expenses	19,363	18,537
Operating expenses	44,167	41,290

Operating income	712	1,169

Interest expense	(94)	(166)
Other income, net	225	123

Income before income taxes	843	1,126
Income tax (benefit) expense	(14)	109

Net income	$857	$1,017

Basic income per share of common stock	$0.10	$0.12

Diluted income per share of common stock	$0.09	$0.11

Weighted average shares outstanding:
Basic weighted average shares outstanding	8,834	8,771
Effect of dilutive securities outstanding	255	131
Diluted weighted average shares outstanding	9,089	8,902

Comprehensive income
Net income	$857	$1,017
Other comprehensive income, net of tax
Adjustment for foreign currency translation	73	957
Net comprehensive income	$930	$1,974

See notes to condensed consolidated financial statements.

Lawson Products, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016

Operating activities:
Net income	$857	$1,017

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,705	2,187
Stock-based compensation	(30)	(1,217)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,894)	(3,697)
Inventories	(626)	611
Prepaid expenses and other assets	(305)	1,192
Accounts payable and other liabilities	(1,099)	(1,190)
Other	116	134
Net cash used in operating activities	$(3,276)	$(963)

Investing activities:
Purchases of property, plant and equipment	$(204)	$(519)
Business acquisitions	—	(1,250)
Net cash used in investing activities	$(204)	$(1,769)

Financing activities:
Net borrowings on revolving line of credit	$957	$1,305
Net cash provided by financing activities	$957	$1,305

Effect of exchange rate changes on cash and cash equivalents	75	730

Decrease in cash and cash equivalents	(2,448)	(697)

Cash and cash equivalents at beginning of period	10,421	10,765

Cash and cash equivalents at end of period	$7,973	$10,068

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Lawson Products, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of the Company, all normal recurring adjustments have been made that are necessary to present fairly the results of operations for the interim periods. Operating results for the three month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

The Company operates in one reportable segment as a Maintenance, Repair and Operations ("MRO") distributor of products and services to the industrial, commercial, institutional, and governmental maintenance, repair and operations marketplace.

For the three months ended March 31, 2017 and 2016, stock options to purchase 40,000 of the Company's common stock were excluded from the computation of diluted earnings per share because they were anti-dilutive.

Effective January 1, 2017, the Company adopted Accounting Standards Update 2016-09, “Compensation-Stock Compensation (Topic 718)” (“ASU 2016-09”). Prior to January 1, 2017, the Company recognized excess tax benefits or deficiencies of stock-based compensation expense, to the extent that there were sufficient recognized excess tax benefits previously recognized, as a component of additional paid-in capital. ASU 2016-09 requires the Company to account for excess tax benefits and tax deficiencies as discrete items in the reporting period in which they occur. The adoption was applied on a modified retrospective basis. All deferred tax assets related to stock-based compensation are fully reserved and, therefore, there is no net effect on the Company's balance sheet for the first quarter of 2017.

As a result of including the income tax effects from excess tax benefits in income tax expense, the effects of the excess tax benefits are no longer included in the calculation of diluted shares outstanding, resulting in an increase in the number of diluted shares outstanding. The Company adopted this change in the method of calculating diluted shares outstanding on a prospective basis.

ASU 2016-09 also permits entities to make an accounting policy election related to how forfeitures will impact the recognition of compensation cost for stock-based compensation to either estimate the total number of awards for which the requisite service period will not be rendered, as currently required, or to account for forfeitures as they occur. Upon adoption of ASU 2016-09, the Company elected to change its accounting policy to account for forfeitures as they occur. The change was applied on a modified retrospective basis with a cumulative effect adjustment to reduce retained earnings by $178,000, as of January 1, 2017.

Additionally, ASU 2016-09 addressed the presentation of employee taxes paid on the statement of cash flows. The Company is now required to present the cost of shares withheld from the employee to satisfy the employees’ income tax liability as a financing activity on the statement of cash flows rather than as an operating cash flow. The Company adopted this change retrospectively. There were no shares withheld from employees in the first quarter of 2017 or 2016.

Except for the changes described above, there have been no other material changes in the Company's significant accounting policies during the three months ended March 31, 2017 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2016.

Note 2 — Restricted Cash

The Company has agreed to maintain $0.8 million in a money market account as collateral for an outside party that is providing certain commercial card processing services for the Company. The Company is restricted from withdrawing this balance without the prior consent of the outside party during the term of the agreement.

Note 3 — Inventories, net

Inventories, net, consisting primarily of purchased goods which are offered for resale, were as follows:

	(Dollars in thousands)
	March 31, 2017	December 31, 2016
Inventories, gross	$48,741	$48,038
Reserve for obsolete and excess inventory	(5,510)	(5,477)
Inventories, net	$43,231	$42,561

Note 4 - Property Held For Sale

During 2016, the Company announced plans to cease operations at the distribution center located in Fairfield, New Jersey. During the first quarter of 2017, the Company ceased operations at this location and classified the net book value of $0.7 million as property held for sale. Depreciation of the property has been discontinued and the Company is under contract to sell the property for a gain in the second quarter of 2017.

Note 5 — Acquisitions and Goodwill

Primarily to expand its sales coverage and obtain experienced sales representatives, the Company completed three acquisitions in 2016. In March 2016, the Company acquired the assets of Perfect Products Company of Michigan ("Perfect Products"), an auto parts distributor for approximately $1.3 million in cash and $30 thousand in contingent consideration. In May 2016, the Company acquired the assets of F.B. Feeney Hardware ("F. B. Feeney") in Ontario, Canada, for approximately $1.3 million in cash and $0.1 million in contingent consideration. And, in November 2016, the Company acquired the assets of Mattic Industries Limited ("Mattic") an industrial parts distributor located in western Canada, for approximately $3.5 million in cash and $0.3 million in contingent consideration.

The following table contains unaudited pro forma net sales and net income for Lawson Products assuming the Perfect Products, F.B Feeney and Mattic acquisitions closed on January 1, 2015.

	(Dollars in thousands)
	Three Months Ended March 31,
	2017	2016
Net sales
Actual	$74,617	$69,711
Pro forma	74,617	71,376

Net income
Actual	$857	$1,017
Pro forma	857	1,193

The pro forma disclosures in the table above include adjustments for, amortization of intangible assets and acquisition costs to reflect results that are more representative of the combined results of the transactions as if the Mattic, F.B Feeney and Perfect Product acquisitions closed on January 1, 2015 rather than on the actual acquisition dates. This pro forma information utilizes certain estimates, is presented for illustrative purposes only and is not intended to be indicative of the actual results of operation. In addition, future results may vary significantly from the results reflected in the pro forma information. The unaudited pro forma financial information does not reflect the impact of future positive or negative events that may occur after the acquisition, such as anticipated cost savings from operating synergies.

Goodwill activity for the first quarter of 2017 and 2016 is included in the table below:

	(Dollars in thousands)
	Three Months Ended March 31,
	2017	2016
Beginning balance	$5,520	$319
Acquisition	—	1,254
Impact of foreign exchange	40	20
Ending balance	$5,560	$1,593

Note 6 — Loan Agreement

In 2012, the Company entered into a Loan and Security Agreement (“Loan Agreement”). The Loan Agreement consists of a $40.0 million revolving line of credit facility, which includes a $10.0 million sub-facility for letters of credit. Certain terms of the original Loan Agreement have been revised by subsequent amendments. The Loan Agreement, as amended, expires in August 2020. Due to the lock box arrangement and a subjective acceleration clause contained in the Loan Agreement, any outstanding borrowings under the revolving line of credit are classified as a current liability.

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

At March 31, 2017, the Company had $1.8 million of borrowings under its revolving line of credit facility and additional borrowing availability of $34.0 million. The Company paid interest of $0.1 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively. The weighted average interest rate was 3.81% for the three months ended March 31, 2017.

In addition to other customary representations, warranties and covenants, the Company is required to meet a minimum trailing twelve month EBITDA to fixed charges ratio, as defined in the amended Loan Agreement if the excess capacity is below $10.0 million. On March 31, 2017, the Company's borrowing capacity exceeded $10.0 million. Therefore, the Company was not subject to this financial covenant, however, for informational purposes the results of the financial covenant is provided below:

Quarterly Financial Covenants	Requirement	Actual
EBITDA to fixed charges ratio	1.10 : 1.00	2.01 : 1.00

Note 7 — Severance Reserve

Changes in the Company’s reserve for severance as of March 31, 2017 and 2016 were as follows:

	(Dollars in thousands)
	Three Months Ended March 31,
	2017	2016
Balance at beginning of period	$1,710	$697
Charged to earnings	465	204
Payments	(475)	(380)
Balance at end of period	$1,700	$521

The remaining severance liabilities outstanding as of March 31, 2017 will substantially be paid by the end of 2017.

Note 8 — Stock-Based Compensation

The Company recorded a stock-based compensation benefit of $30 thousand and $1.2 million for the first three months of 2017 and 2016, respectively, as a portion of stock-based compensation is related to the change in the market value of the Company's common stock.

A summary of stock-based awards issued during the three months ended March 31, 2017 follows:

Stock Performance Rights ("SPRs")
The Company issued 35,351 SPRs to key employees with an exercise price of $22.75 per share that cliff vest on December 31, 2019 and have a termination date of December 31, 2024.

Restricted Stock Units ("RSUs")
The Company issued 21,614 RSUs to key employees with a vesting date of December 31, 2019. Each RSU is exchangeable for one share of the Company's common stock at the end of the vesting period.

Restricted Stock Awards ("RSAs")
The Company issued 3,000 RSAs to key employees with a vesting date of December 31, 2019. Each RSA is exchangeable for one share of the Company's common stock at the end of the vesting period.

Market Stock Units ("MSUs")
The Company issued 39,238 MSUs to key employees that cliff vest on December 31, 2019. MSU's are exchangeable for the Company's common stock at the end of the vesting period. The number of shares of common stock that will be issued upon vesting, ranging from zero to 58,857, will be determined based upon the trailing sixty-day weighted average closing price of the Company's common stock on December 31, 2019.

Note 9 — Income Taxes

Although the Company has minimal cumulative income over the past three years, the Company has determined that there is insufficient positive evidence to conclude that it is more likely than not that it will be able to utilize its deferred tax assets to offset future taxable income. Therefore, substantially all deferred tax assets are currently subject to a tax valuation allowance. However, sufficient evidence may become available in future periods regarding the utilization of deferred tax assets that would lead to the reduction of all or a portion of the valuation allowance resulting in a decrease to income tax expense for the period in which the reduction is recorded. Although the Company is in this full tax valuation allowance position, a tax benefit of $14 thousand and an expense of $0.1 million was recorded for the three months ended March 31, 2017 and 2016, respectively, primarily due to reserves for uncertain tax positions and state taxes.

The Company and its subsidiaries are subject to U.S. Federal income tax, as well as income tax of multiple state and foreign jurisdictions. As of March 31, 2017, the Company is subject to U.S. Federal income tax examinations for the years 2013 through 2015 and income tax examinations from various other jurisdictions for the years 2006 through 2015.

Earnings from the Company’s foreign subsidiary are considered to be indefinitely reinvested. A distribution of these non-U.S. earnings in the form of dividends or otherwise would subject the Company to both U.S. Federal and state income taxes, as adjusted for foreign tax credits.

Note 10 — Contingent Liabilities

In 2012, the Company identified that a site it owns in Decatur, Alabama, contains hazardous substances in the soil and groundwater as a result of historical operations prior to the Company's ownership. The Company retained an environmental consulting firm to further investigate the contamination including the measurement and monitoring of the site. In August 2013, the site was enrolled in Alabama's voluntary cleanup program. On October 30, 2014, the Company received estimates from its environmental consulting firm for three potential remediation solutions. The estimates included a range of viable remedial approaches. The first solution included limited excavation and removal of the contaminated soil along with monitoring for a period up to 10 years. The second solution included the first solution plus the installation of a groundwater extraction system. The third scenario included the first and second solutions plus treatment injections to reduce the degradation time. The estimated expenditures over a 10-year period under the three scenarios ranged from $0.3 million to $1.4 million, of which up to $0.3 million may be capitalized. As the Company has determined that a loss was probable and no scenario was more likely than the other at that time, a liability in the amount of $0.3 million was established in 2014.

During 2015, after further evidence had been collected and analyzed, the Company concluded that it was probable that future remediation would be required, and accordingly accrued an additional $0.9 million for the estimated costs. This estimate is based on the information developed to date and as the remediation efforts proceed, additional information may impact the final cost. As of March 31, 2017, agreement with Alabama’s voluntary cleanup program on viable treatment of the property has not yet been reached and the Company continues to evaluate potential remediation alternatives that could impact the ultimate cost of remediation. As of March 31, 2017, approximately $1.0 million was accrued for remediation in other long-term liabilities on the accompanying consolidated balance sheet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Maintenance, Repair and Operations ("MRO") distribution industry is highly fragmented. We compete for business with several national distributors as well as a large number of regional and local distributors. The MRO business is significantly impacted by the overall strength of the manufacturing sector of the U.S. economy. One measure used to evaluate the strength of the industrial products market is the PMI index published by the Institute for Supply Management, which is considered by many economists to be a reliable near-term economic barometer of the manufacturing sector. A measure above 50 generally indicates expansion of the manufacturing sector while a measure below 50 generally represents contraction. The average monthly PMI was 57.0 in the first quarter of 2017 and 49.8 in the first quarter of 2016, indicating an increase in the growth of the U.S. manufacturing economy.

Our sales are also affected by the number of sales representatives and the amount of sales which each representative can generate, which we measure as average sales per day per sales representative. As of March 31, 2017, we had a sales force of 979 sales representatives, a net increase of 19 over the prior year quarter. We have moderated the rate of hiring incremental sales representatives in the first quarter, and we anticipate that the pace of rep growth growth will be slower in the near future as we concentrate our efforts on providing training and support for our expanded sales force to drive their productivity. The Company is under contract to complete the sale of the Fairfield distribution center in the second quarter of 2017 and to recognize a gain on the sale at that time.

Quarter ended March 31, 2017 compared to quarter ended March 31, 2016

	2017		2016
($ in thousands)	Amount	% of Net Sales	Amount	% of Net Sales

Net sales	$74,617	100.0%	$69,711	100.0%
Cost of goods sold	29,738	39.9%	27,252	39.1%
Gross profit	44,879	60.1%	42,459	60.9%

Operating expenses:
Selling expenses	24,804	33.2%	22,753	32.6%
General and administrative expenses	19,363	26.0%	18,537	26.6%
Operating expenses	44,167	59.2%	41,290	59.2%

Operating income	712	1.0%	1,169	1.7%

Interest and other expenses (income), net	131	0.1%	(43)	(0.1)%

Income before income taxes	843	1.1%	1,126	1.6%

Income tax (benefit) expense	(14)	—%	109	0.1%

Net income	$857	1.1%	$1,017	1.5%

Net Sales

Net sales were $74.6 million for the first quarter of 2017, compared to $69.7 million for the first quarter of 2016. Sales were positively impacted by the overall improvement in the MRO marketplace, an increase in the number of sales representatives, the integration of acquisitions completed in 2016 and increased sales representative productivity. The Company experienced growth in all major sectors including regional, large strategic, Kent Automotive and Governmental accounts. Excluding 2016 acquisitions, net sales grew 5.0%. Average daily sales improved to $1.166 million in the first quarter of 2017 compared to $1.089 million in the prior year quarter. The first quarter of both 2017 and 2016 had 64 selling days.

Gross Profit

Gross profit increased to $44.9 million in the first quarter of 2017 compared to $42.5 million in the first quarter of 2016 and decreased as a percent of sales to 60.1% from 60.9% a year ago. The decline in gross profit from a year ago was primarily driven by higher sales to larger strategic customers which typically have lower product margins, the impact of the 2016 acquisitions, and labor and freight costs associated with the closure of the Fairfield, New Jersey, distribution center.

Selling Expenses

Selling expenses consist of compensation paid to our sales representatives and related expenses to support our sales efforts. Selling expenses increased to $24.8 million in the first quarter of 2017 from $22.8 million in the prior year quarter and as a percent of sales, increased to 33.2% from 32.6% in the first quarter of 2016. The $2.0 million increase was primarily due to compensation costs on higher sales, costs associated with adding and training more sales representatives over the past year and higher health insurance expenses.

General and Administrative Expenses

General and administrative expenses consist of expenses to operate our distribution network and overhead expenses to manage the business. General and administrative expenses increased to $19.4 million in the first quarter of 2017 from $18.5 million in the prior year quarter due primarily to a lower benefit from stock-based compensation expense and increased severance expense, partially offset by lower depreciation expense and continued cost control efforts.

Interest and Other Expenses (Income), Net

Interest and other expenses (income), net improved by $0.2 million over the prior year quarter, due primarily to interest on income tax and customs and duties obligations.

Income Tax (Benefit) Expense

Primarily due to minimal cumulative income over the past three years, all of our deferred tax assets are currently subject to a tax valuation allowance. Although we are in a full tax valuation allowance position, an income tax benefit of $14 thousand and an expense of $0.1 million was recorded in the first quarter of 2017 and 2016, respectively, due to state taxes and reserves for uncertain tax positions.

Liquidity and Capital Resources

Available cash and cash equivalents were $8.0 million on March 31, 2017 compared to $10.4 million on December 31, 2016. The net cash used in operations of $3.3 million and $1.0 million in the three months ended March 31, 2017 and 2016, respectively, were primarily used to fund increases in working capital due to higher sales compared to the previous quarter and payments related to performance compensation.

Capital expenditures, primarily for improvements to our distribution centers and information technology, were $0.2 million in the three months ended March 31, 2017 compared to $0.5 million in the prior year period.

On March 31, 2017, we had $1.8 million of borrowings on our revolving line of credit and no dividends were paid to shareholders in the three months ended March 31, 2017 and 2016. Dividends are currently restricted under the Loan Agreement to amounts not to exceed $7.0 million annually.

Loan Agreement

At March 31, 2017, we had additional borrowing availability of $34.0 million. We believe cash provided by operations and funds available under our Loan Agreement are sufficient to fund our operating requirements, strategic initiatives and capital improvements throughout the remainder of 2017.

In addition to other customary representations, warranties and covenants, we are required to meet a minimum trailing twelve month EBITDA to fixed charges ratio, as defined in the amended Loan Agreement, if the excess capacity is below $10.0 million. On March 31, 2017, our borrowing capacity exceeded $10.0 million, therefore, we were not subject to this financial covenant, however, for informational purposes we have provided the results of the financial covenant below:

Quarterly Financial Covenants	Requirement	Actual
EBITDA to fixed charges ratio	1.10 : 1.00	2.01 : 1.00

While we were in compliance with the financial covenant for the quarter ended March 31, 2017, failure to meet this covenant requirement in future quarters could lead to higher financing costs, increased restrictions, or reduce or eliminate our ability to borrow funds and could have a material adverse effect on our business, financial condition and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk at March 31, 2017 from that reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LAWSON PRODUCTS, INC.
(Registrant)

Dated:	April 20, 2017	/s/ Michael G. DeCata
Michael G. DeCata President and Chief Executive Officer (principal executive officer)

Dated:	April 20, 2017	/s/ Ronald J. Knutson
Ronald J. Knutson Executive Vice President, Chief Financial Officer, Treasurer and Controller (principal financial and accounting officer)