Form 10-Q
period 2017-06-30
LAWSON PRODUCTS INC/NEW/DE/
filed 2017-07-27
CIK 703604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 OR 15(d) of the Securities Exchange Act of 1934
For quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, $1 par value, as of July 14, 2017 was 8,874,365.

“Safe Harbor” Statement under the Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms “may,” “should,” “could,” “anticipate,” “believe,” “continues,” “estimate,” “expect,” “intend,” “objective,” “plan,” “potential,” “project” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions or beliefs and are subject to a number of factors, assumptions and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include:

•	the effect of general economic and market conditions;

•	the ability to generate sufficient cash to fund our operating requirements;

•	the ability to meet the covenant requirements of our line of credit;

•	the market price of our common stock may decline;

•	inventory obsolescence;

•	work stoppages and other disruptions at transportation centers or shipping ports;

•	changing customer demand and product mixes;

•	increases in energy and commodity prices;

•	decreases in demand from oil and gas customers due to lower oil prices;

•	disruptions of our information and communication systems;

•	cyber attacks or other information security breaches;

•	failure to recruit, integrate and retain a talented workforce including productive sales representatives;

•	the inability to successfully make or integrate acquisitions into the organization;

•	failure to manage change within the organization;

•	highly competitive market;

•	changes that affect governmental and other tax-supported entities;

•	violations of environmental protection or other governmental regulations;

•	negative changes related to tax matters; and

•	all other factors discussed in the Company’s “Risk Factors” set forth in its Annual Report on Form 10-K for the year ended December 31, 2016.

The Company undertakes no obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
Lawson Products, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share data)

	June 30, 2017	December 31, 2016

ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$11,123	$10,421
Restricted cash	800	800
Accounts receivable, less allowance for doubtful accounts of $466 and $454, respectively	35,017	30,200
Inventories, net	42,373	42,561
Miscellaneous receivables and prepaid expenses	3,492	3,788
Total current assets	92,805	87,770

Property, plant and equipment, net	27,547	30,907
Cash value of life insurance	10,443	10,051
Goodwill	5,681	5,520
Deferred income taxes	20	20
Other assets	934	1,039
Total assets	$137,430	$135,307

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$—	$841
Accounts payable	7,206	11,307
Accrued expenses and other liabilities	26,050	27,289
Total current liabilities	33,256	39,437

Security bonus plan	13,427	14,216
Financing lease obligation	6,998	7,543
Deferred compensation	5,026	4,830
Deferred rent liability	3,637	3,676
Other liabilities	4,388	4,472
Total liabilities	66,732	74,174

Stockholders’ equity:
Preferred stock, $1 par value:
Authorized - 500,000 shares, Issued and outstanding — None	—	—
Common stock, $1 par value:
Authorized - 35,000,000 shares Issued - 8,907,639 and 8,864,929 shares, respectively Outstanding - 8,874,365 and 8,832,623 shares, respectively	8,908	8,865
Capital in excess of par value	11,843	11,055
Retained earnings	49,895	41,943
Treasury stock – 33,274 and 32,306 shares, respectively	(711)	(691)
Accumulated other comprehensive income (loss)	763	(39)
Total stockholders’ equity	70,698	61,133
Total liabilities and stockholders’ equity	$137,430	$135,307

See notes to condensed consolidated financial statements.

Lawson Products, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net sales	$75,006	$69,348	$149,623	$139,059
Cost of goods sold	29,865	26,822	59,603	54,074
Gross profit	45,141	42,526	90,020	84,985

Operating expenses:
Selling expenses	23,806	23,204	48,610	45,957
General and administrative expenses	18,866	19,293	38,229	37,830
Total SG&A	42,672	42,497	86,839	83,787
Gain on sale of property	(5,422)	—	(5,422)	—
Operating expenses	37,250	42,497	81,417	83,787

Operating income	7,891	29	8,603	1,198

Interest expense	(166)	(153)	(260)	(319)
Other (expenses) income, net	(115)	250	110	373

Income before income taxes	7,610	126	8,453	1,252
Income tax (benefit) expense	337	(46)	323	63

Net income	$7,273	$172	$8,130	$1,189

Basic income per share of common stock	$0.82	$0.02	$0.92	$0.14

Diluted income per share of common stock	$0.80	$0.02	$0.89	$0.13

Weighted average shares outstanding:
Basic weighted average shares outstanding	8,853	8,771	8,843	8,750
Effect of dilutive securities outstanding	245	142	252	150
Diluted weighted average shares outstanding	9,098	8,913	9,095	8,900

Comprehensive income:
Net income	$7,273	$172	$8,130	$1,189
Other comprehensive income, net of tax
Adjustment for foreign currency translation	729	78	802	1,035
Net comprehensive income	$8,002	$250	$8,932	$2,224

See notes to condensed consolidated financial statements.

Lawson Products, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016

Operating activities:
Net income	$8,130	$1,189

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,349	4,413
Stock-based compensation	385	(702)
Gain on sale of property	(5,422)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,886)	(3,562)
Inventories	346	1,961
Prepaid expenses and other assets	(113)	846
Accounts payable and other liabilities	(6,500)	(2,155)
Other	232	222
Net cash (used in) provided by operating activities	$(4,479)	$2,212

Investing activities:
Purchases of property, plant and equipment	$(500)	$(1,585)
Proceeds from sale of property	6,177	—
Business acquisitions	—	(2,576)
Net cash provided by (used in) investing activities	$5,677	$(4,161)

Financing activities:
Net payments on revolving line of credit	$(841)	$(750)
Repurchase treasury shares	(20)	(18)
Net cash used in financing activities	$(861)	$(768)

Effect of exchange rate changes on cash and cash equivalents	365	818

Increase (decrease) in cash and cash equivalents	702	(1,899)

Cash and cash equivalents at beginning of period	10,421	10,765

Cash and cash equivalents at end of period	$11,123	$8,866

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Lawson Products, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of the Company, all normal recurring adjustments have been made that are necessary to present fairly the results of operations for the interim periods. Operating results for the three and six month periods ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

The Company operates in one reportable segment as a Maintenance, Repair and Operations ("MRO") distributor of products and services to the industrial, commercial, institutional, and governmental maintenance, repair and operations marketplace.

For the three and six months ended June 30, 2017 and 2016, stock options to purchase 40,000 of the Company's common stock were excluded from the computation of diluted earnings per share because they were anti-dilutive.

ASU 2016-09, Improvements to Employee Share-Based Payment Accounting

Effective January 1, 2017, the Company adopted Accounting Standards Update 2016-09, “Compensation-Stock Compensation (Topic 718)” (“ASU 2016-09”). Prior to January 1, 2017, the Company recognized excess tax benefits or deficiencies of stock-based compensation expense, to the extent that there were sufficient recognized excess tax benefits previously recognized, as a component of additional paid-in capital. ASU 2016-09 requires the Company to account for excess tax benefits and tax deficiencies as discrete items in the reporting period in which they occur. The adoption was applied on a modified retrospective basis. All deferred tax assets related to stock-based compensation are fully reserved and, therefore, there is no net effect on the Company's balance sheet for the first half of 2017.

As a result of including the income tax effects from excess tax benefits in income tax expense, the effects of the excess tax benefits are no longer included in the calculation of diluted shares outstanding, resulting in an increase in the number of diluted shares outstanding. The Company adopted this change in the method of calculating diluted shares outstanding on a prospective basis.

ASU 2016-09 also permits entities to make an accounting policy election related to how forfeitures will impact the recognition of compensation cost for stock-based compensation to either estimate the total number of awards for which the requisite service period will not be rendered, as currently required, or to account for forfeitures as they occur. Upon adoption of ASU 2016-09, the Company elected to change its accounting policy to account for forfeitures as they occur. The change was applied on a modified retrospective basis with a cumulative effect adjustment to reduce retained earnings by $178 thousand, as of January 1, 2017.

Additionally, ASU 2016-09 addressed the presentation of employee taxes paid on the statement of cash flows. The Company is now required to present the cost of shares withheld from the employee to satisfy the employees’ income tax liability as a financing activity on the statement of cash flows rather than as an operating cash flow. The Company adopted this change retrospectively. The Company withheld shares with a value of $20 thousand and $18 thousand to satisfy employee taxes in the first six months of 2017 and 2016, respectively.

ASU No. 2014-09, Revenue from Contracts with Customers

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

The Company is continuing to evaluate the effect of the standard on its financial statements and is developing a methodology to calculate the impact of the pronouncement on the consolidated financial statements. The Company expects to adopt ASU 2014-09 January 1, 2018 using the modified retrospective method. Under this method, a cumulative effect adjustment is recorded based on applying the guidance to the customer contracts that were not completed at the date of initial application. As a result, prior periods are not adjusted to reflect application of the new guidance.

Except for the changes described above, there have been no other material changes in the Company's significant accounting policies during the six months ended June 30, 2017 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2016.

Note 2 — Restricted Cash

The Company has agreed to maintain $0.8 million in a money market account as collateral for an outside party that is providing certain commercial card processing services for the Company. The Company is restricted from withdrawing this balance without the prior consent of the outside party during the term of the agreement.

Note 3 — Inventories, net

Inventories, net, consisting primarily of purchased goods which are offered for resale, were as follows:

	(Dollars in thousands)
	June 30, 2017	December 31, 2016
Inventories, gross	$47,843	$48,038
Reserve for obsolete and excess inventory	(5,470)	(5,477)
Inventories, net	$42,373	$42,561

Note 4 - Sale of property

In the second quarter of 2017, the Company completed the sale of its distribution center located in Fairfield, New Jersey, primarily to utilize excess capacity within it's supply chain network. The Company received net cash proceeds of $6.2 million and recorded a gain on the transaction of $5.4 million.

Note 5 — Acquisitions and Goodwill

Primarily to expand its sales coverage, obtain experienced sales representatives and improve its presence in Canada, the Company completed three acquisitions in 2016. In March 2016, the Company acquired the assets of Perfect Products Company of Michigan ("Perfect Products"), an auto parts distributor for approximately $1.3 million in cash and $30 thousand in contingent consideration. In May 2016, the Company acquired the assets of F.B. Feeney Hardware ("F. B. Feeney") in Ontario, Canada, for approximately $1.3 million in cash and $0.1 million in contingent consideration. And, in November 2016, the Company acquired the assets of Mattic Industries Limited ("Mattic"), an industrial parts distributor located in western Canada, for approximately $3.5 million in cash and $0.3 million in contingent consideration.

The following table contains unaudited pro forma net sales and net income for Lawson Products assuming the Perfect Products, F.B Feeney and Mattic acquisitions closed on January 1, 2015.

	(Dollars in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales
Actual	$75,006	$69,348	$149,623	$139,059
Pro forma	75,006	70,384	149,623	141,760

Net income
Actual	$7,273	$172	$8,130	$1,189
Pro forma	7,273	421	8,130	1,614

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

Goodwill activity for the first half of 2017 and 2016 is included in the table below:

	(Dollars in thousands)
	Six Months Ended June 30,
	2017	2016
Beginning balance	$5,520	$319
Acquisition	—	2,442
Impact of foreign exchange	161	12
Ending balance	$5,681	$2,773

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

At June 30, 2017, the Company had no borrowings under its revolving line of credit facility and additional borrowing availability of $35.5 million. The Company paid interest of $0.3 million for both the six months ended June 30, 2017 and 2016. The weighted average interest rate was 3.91% for the six months ended June 30, 2017 and 3.50% for the six months ended June 30, 2016.

In addition to other customary representations, warranties and covenants, the Company is required to meet a minimum trailing twelve month EBITDA to fixed charges ratio, as defined in the amended Loan Agreement, if the excess borrowing capacity is below $10.0 million. On June 30, 2017, the Company's borrowing capacity exceeded $10.0 million. Therefore, the Company was not subject to this financial covenant, however, for informational purposes the result of the financial covenant is provided below:

Quarterly Financial Covenant	Requirement	Actual
EBITDA to fixed charges ratio	1.10 : 1.00	2.64 : 1.00

Note 7 — Severance Reserve

Changes in the Company’s reserve for severance as of June 30, 2017 and 2016 were as follows:

	(Dollars in thousands)
	Six Months Ended June 30,
	2017	2016
Balance at beginning of period	$1,710	$697
Charged to earnings	456	347
Payments	(1,213)	(677)
Balance at end of period	$953	$367

The remaining severance liabilities outstanding as of June 30, 2017 will be substantially paid by the end of 2017.

Note 8 — Stock-Based Compensation

The Company recorded stock-based compensation expense of $0.4 million and a benefit of $0.7 million for the first six months of 2017 and 2016, respectively. A portion of stock-based compensation is related to the change in the market value of the Company's common stock.

A summary of stock-based awards issued during the six months ended June 30, 2017 follows:

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

Restricted Stock Awards ("RSAs")
The Company issued 30,304 RSAs to members of the Company's Board of Directors with a vesting date of May 16, 2018 and issued 3,000 RSAs to key employees with a vesting date of December 31, 2019. Each RSA is exchangeable for one share of the Company's common stock at the end of the vesting period.

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

Note 9 — Income Taxes

At each reporting date, Lawson’s management considers new evidence, both positive and negative, that could impact management’s view with regard to the realization of its deferred tax assets and the reversal of the corresponding valuation allowances. Although the Company has generated pre-tax profits over the past two quarters and has begun to utilize a small portion of its net operating loss carryforwards over the past two years, management feels that additional positive evidence is necessary in order to conclude that it is more likely than not that it will be able to realize its deferred tax assets. Therefore, as of June 30, 2017, substantially all deferred tax assets remain subject to a tax valuation allowance.

If the Company continues to demonstrate that it can consistently generate income in future quarters, it may lead to a determination that there is sufficient positive evidence to conclude that it is more likely than not that the company will be able to utilize its deferred tax assets to offset future taxable income. This would lead to the reduction of all or a portion of the valuation allowance resulting in an income tax benefit for the period in which the reduction is recorded. The Company will continue to closely monitor all positive and negative evidence and will re-assess its position on a quarterly basis.

Although the Company is in this full tax valuation allowance position, income tax expenses of $0.3 million and $0.1 million were recorded for the six months ended June 30, 2017 and 2016, respectively, primarily due to reserves for uncertain tax positions, federal alternative minimum taxes and state taxes.

During the second quarter of 2017, the company increased its deferred tax assets and related valuation allowance by $6.5 million that may arise from future settlement of uncertain tax positions in Canada. There was no impact to the Company's consolidated statements of income and comprehensive income, balance sheets or statements of cash flows, as the company had valuation allowances equal to the value of the deferred tax assets.

The Company and its subsidiaries are subject to U.S. Federal income tax, as well as income tax of multiple state and foreign jurisdictions. As of June 30, 2017, the Company is subject to U.S. Federal income tax examinations for the years 2013 through 2015 and income tax examinations from various other jurisdictions for the years 2006 through 2015.

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

During 2015, after further evidence had been collected and analyzed, the Company concluded that it was probable that future remediation would be required, and accordingly accrued an additional $0.9 million for the estimated costs. This estimate is based on the information developed to date and as the remediation efforts proceed, additional information may impact the final cost. As of June 30, 2017, agreement with Alabama’s voluntary cleanup program on viable treatment of the property has not yet been reached and the Company continues to evaluate potential remediation alternatives that could impact the ultimate cost of remediation. As of June 30, 2017, approximately $1.0 million was accrued for remediation in other long-term liabilities on the accompanying consolidated balance sheet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Maintenance, Repair and Operations ("MRO") distribution industry is highly fragmented. We compete for business with several national distributors as well as a large number of regional and local distributors. The MRO business is significantly impacted by the overall strength of the manufacturing sector of the U.S. economy. One measure used to evaluate the strength of the industrial products market is the PMI index published by the Institute for Supply Management, which is considered by many economists to be a reliable near-term economic barometer of the manufacturing sector. A measure above 50 generally indicates expansion of the manufacturing sector while a measure below 50 generally represents contraction. The average monthly PMI was 55.8 in the second quarter of 2017 and 51.8 in the second quarter of 2016, indicating an increase in the growth of the U.S. manufacturing economy.

Our sales are also affected by the number of sales representatives and their productivity. Our sales force consisted of an average of 981 sales representatives during the second quarters of both 2017 and 2016. Our sales rep productivity, measured as sales per rep per day, increased to $1,195 in the second quarter of 2017 from $1,105 in the second quarter of 2016. We anticipate moderate growth in the size of our sales force for the remainder of 2017 as we concentrate our efforts on providing training and support to continue to increase the productivity of our existing sales representatives.

In order to utilize excess capacity of our existing supply chain network, we completed a sale of our discontinued Fairfield distribution center in the second quarter of 2017, resulting in a gain of $5.4 million.

Quarter ended June 30, 2017 compared to quarter ended June 30, 2016

	2017		2016
($ in thousands)	Amount	% of Net Sales	Amount	% of Net Sales

Net sales	$75,006	100.0%	$69,348	100.0%
Cost of goods sold	29,865	39.8%	26,822	38.7%
Gross profit	45,141	60.2%	42,526	61.3%

Operating expenses:
Selling expenses	23,806	31.7%	23,204	33.5%
General and administrative expenses	18,866	25.2%	19,293	27.8%
Total S,G&A	42,672	56.9%	42,497	61.3%
Gain on sale of property	(5,422)	(7.2)%	—	—%
Operating expenses	37,250	49.7%	42,497	61.3%

Operating income	7,891	10.5%	29	—%

Interest and other (expenses) income, net	(281)	(0.4)%	97	0.2%

Income before income taxes	7,610	10.1%	126	0.2%

Income tax expense (benefit)	337	0.4%	(46)	—%

Net income	$7,273	9.7%	$172	0.2%

Net Sales

Net sales increased 8.2% to $75.0 million in the second quarter of 2017, compared to $69.3 million in the second quarter of 2016. Sales were positively impacted by increased productivity of sales representatives and the effect of acquisitions completed in 2016, augmented by the overall improvement in the MRO marketplace. The Company experienced growth in all major categories including regional, large national, Kent Automotive and governmental accounts. Excluding 2016 acquisitions, net sales grew 6.9%. Average daily sales improved to $1.172 million in the second quarter of 2017 compared to $1.084 million in the prior year quarter. The second quarter of both 2017 and 2016 had 64 selling days.

Gross Profit

Gross profit increased to $45.1 million in the second quarter of 2017 compared to $42.5 million in the second quarter of 2016, primarily due to higher sales, and decreased as a percent of sales to 60.2% from 61.3% a year ago. The decline in gross profit margin from a year ago was primarily driven by higher sales to larger national customers, who typically generate lower product margins, and the impact of the 2016 acquisitions.

Selling Expenses

Selling expenses consist of compensation paid to our sales representatives and related expenses to support our sales efforts. Selling expenses increased to $23.8 million in the second quarter of 2017 from $23.2 million in the prior year quarter. The increase was primarily due to an increase in compensation costs due to higher sales and an increase in consulting costs, partially offset by lower health insurance expenses. Selling expenses as a percent of sales decreased to 31.7% from 33.5% in the second quarter of 2016, as fixed selling expenses were leveraged over a higher sales base.

General and Administrative Expenses

General and administrative expenses consist of expenses to operate our distribution network and overhead expenses to manage the business. General and administrative expenses decreased to $18.9 million in the second quarter of 2017 from $19.3 million in the prior year quarter. Lower acquisition related costs and depreciation were partially offset by restoring incentive compensation accruals due to improved operating results.

Gain on sale of property

In the second quarter of 2017, we received net cash proceeds of $6.2 million and recognized a gain of $5.4 million from the sale of our Fairfield, New Jersey distribution center.

Interest and Other (Expenses) Income, Net

Interest and other (expenses) income, net increased $0.4 million over the prior year quarter, due primarily to the effect of changes in the exchange rate on Canadian transactions.

Income Tax Expense (Benefit)

Primarily due to historical cumulative losses, substantially all of our deferred tax assets are subject to a tax valuation allowance. Although we are in a full tax valuation allowance position, an income tax expense of $0.3 million and a benefit of $46 thousand were recorded in the second quarter of 2017 and 2016, respectively, primarily due to reserves for uncertain tax positions, federal alternative minimum taxes and state taxes.

If the Company continues to demonstrate that it can consistently generate income, we may be able to make a determination that there is a sufficient amount of positive evidence to conclude that it is more likely than not that we will be able to utilize our deferred tax assets to offset future taxable income. This would lead to the reduction of all or a portion of the valuation allowance resulting in an income tax benefit for the period in which the reduction is recorded. We will continue to closely monitor all positive and negative evidence and will re-assess our position on a quarterly basis.

Six months ended June 30, 2017 compared to June 30, 2016

	2017		2016
($ in thousands)	Amount	% of Net Sales	Amount	% of Net Sales

Net sales	$149,623	100.0%	$139,059	100.0%
Cost of goods sold	59,603	39.8%	54,074	38.9%
Gross profit	90,020	60.2%	84,985	61.1%

Operating expenses:
Selling expenses	48,610	32.5%	45,957	33.0%
General and administrative expenses	38,229	25.5%	37,830	27.2%
Total S,G&A	86,839	58.0%	83,787	60.2%
Gain on sale of property	(5,422)	(3.5)%	—	—%
Operating expenses	81,417	54.5%	83,787	60.2%

Operating income	8,603	5.7%	1,198	0.9%

Interest and other (expenses) income, net	(150)	(0.1)%	54	—%

Income before income taxes	8,453	5.6%	1,252	0.9%

Income tax expense	323	0.2%	63	—%

Net income	$8,130	5.4%	$1,189	0.9%

Net Sales

Net sales for the six months ended June 30, 2017 increased 7.6% to $149.6 million from $139.1 million for the six months ended June 30, 2016. Sales in the first six months of 2017 were positively impacted by increased productivity of sales representatives and the effect of acquisitions completed in 2016, augmented by the overall improvement in the MRO marketplace. The Company experienced growth in all major categories including regional, large national, Kent Automotive and governmental accounts. Excluding 2016 acquisitions, net sales grew 6.0%. Average daily sales increased to $1.169 million in the first six months of 2017 compared to $1.086 million in the prior year period. The first six months of both 2017 and 2016 had 128 selling days.

Gross Profit

Gross profit increased to $90.0 million in the first six months of 2017 compared to $85.0 million in the first six months of 2016 and decreased as a percent of sales to 60.2% from 61.1% a year ago. The decline in gross profit margin from a year ago was primarily driven by higher sales to larger national customers, who typically generate lower product margins, the impact of the 2016 acquisitions, and transportation costs associated with the movement of certain inventory due to the closure of the Fairfield, New Jersey, distribution center.

Selling Expenses

Selling expenses increased to $48.6 million for the first six months of 2017 from $46.0 million in the first six months of 2016, due primarily to increased compensation costs on higher sales. Selling expenses as a percent of sales decreased to 32.5% in the first six months of 2017 from 33.0% in the first six months of 2016, as fixed selling expenses were leveraged over a higher sales base.

General and Administrative Expenses

General and administrative expenses increased to $38.2 million in the first six months of 2017 from $37.8 million in the prior year period. Restoring incentive compensation accruals due to improved operating results and higher stock-based compensation were offset partially by lower depreciation and acquisition related expenses.

Gain on sale of property

In the first half 2017, we received net cash proceeds of $6.2 million and recognized a gain of $5.4 million from the sale of our Fairfield, New Jersey distribution center.

Interest and Other (Expenses) Income, Net

Interest and other (expenses) income, net increased $0.2 million in the first six months of 2017, over the prior year, due primarily to the effect of changes in the exchange rate on Canadian transactions.

Income Tax Expense

Primarily due to historical cumulative losses, substantially all of our deferred tax assets are subject to a tax valuation allowance. Although we are in a full tax valuation allowance position, income tax expenses of $0.3 million and $0.1 million were recorded in the first six months of both 2017 and 2016, primarily due to reserves for uncertain tax positions, federal alternative minimum taxes and state taxes.

If the Company continues to demonstrate that it can consistently generate income, we may be able to make a determination that there is a sufficient amount of positive evidence to conclude that it is more likely than not that we will be able to utilize our deferred tax assets to offset future taxable income. This would lead to the reduction of all or a portion of the valuation allowance resulting in an income tax benefit for the period in which the reduction is recorded. We will continue to closely monitor all positive and negative evidence and will re-assess our position on a quarterly basis.

Liquidity and Capital Resources

Available cash and cash equivalents were $11.1 million on June 30, 2017 compared to $10.4 million on December 31, 2016. Net cash used in operations was $4.5 million in the six months ended June 30, 2017, as cash generated by operating earnings was more than offset by cash invested in working capital. The $2.2 million of cash provided by operations in the six months ended June 30, 2016 was primarily generated by operating earnings.

In the second quarter of 2017, we completed the sale of our distribution center located in Fairfield, New Jersey, receiving net cash proceeds of $6.2 million. Capital expenditures, primarily for improvements to our distribution centers and information technology, were $0.5 million and $1.6 million in the six month periods ended June 30, 2017 and 2016, respectively.

On June 30, 2017, we had no borrowings on our revolving line of credit and no dividends were paid to shareholders in the six months ended June 30, 2017 and 2016. Dividends are currently restricted under the Loan Agreement to amounts not to exceed $7.0 million annually.

Loan Agreement

At June 30, 2017, we had additional borrowing availability of $35.5 million. We believe cash provided by operations and funds available under our Loan Agreement are sufficient to fund our operating requirements, strategic initiatives and capital improvements throughout the remainder of 2017.

In addition to other customary representations, warranties and covenants, we are required to meet a minimum trailing twelve month EBITDA to fixed charges ratio, as defined in the amended Loan Agreement, if the excess borrowing capacity is below $10.0 million. On June 30, 2017, our borrowing capacity exceeded $10.0 million, therefore, we were not subject to this financial covenant, however, for informational purposes we have provided the result of the financial covenant below:

Quarterly Financial Covenant	Requirement	Actual
EBITDA to fixed charges ratio	1.10 : 1.00	2.64 : 1.00

While we were in compliance with the financial covenant for the quarter ended June 30, 2017, failure to meet this covenant requirement in future quarters could lead to higher financing costs, increased restrictions, or reduce or eliminate our ability to borrow funds and could have a material adverse effect on our business, financial condition and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk at June 30, 2017 from that reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEMS 1, 1A, 3, 4 and 5 of Part II are inapplicable and have been omitted from this report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the repurchases of the Company's common stock for the three months ended June 30, 2017. These shares were repurchased for the sole purpose of satisfying tax withholding obligations of certain individuals upon the vesting of restricted stock awards granted to them by the Company. No shares were repurchased in the open market.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2017	—	—	—	—
May 1 to May 31, 2017	968	20.45	—	—
June 1 to June 30, 2017	—	—	—	—
Total	968		—	—

ITEM 6. EXHIBITS

Exhibit #
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAWSON PRODUCTS, INC.
(Registrant)

Dated:	July 27, 2017	/s/ Michael G. DeCata
Michael G. DeCata President and Chief Executive Officer (principal executive officer)

Dated:	July 27, 2017	/s/ Ronald J. Knutson
Ronald J. Knutson Executive Vice President, Chief Financial Officer, Treasurer and Controller (principal financial and accounting officer)