Form 10-Q
period 2017-09-30
LAWSON PRODUCTS INC/NEW/DE/
filed 2017-10-26
CIK 703604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 OR 15(d) of the Securities Exchange Act of 1934
For quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, $1 par value, as of October 20, 2017 was 8,888,028.

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
Lawson Products, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share data)

	September 30, 2017	December 31, 2016

ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$19,043	$10,421
Restricted cash	800	800
Accounts receivable, less allowance for doubtful accounts of $460 and $454, respectively	37,290	30,200
Inventories, net	43,341	42,561
Miscellaneous receivables and prepaid expenses	3,755	3,788
Total current assets	104,229	87,770

Property, plant and equipment, net	26,844	30,907
Cash value of life insurance	11,623	10,051
Goodwill	5,789	5,520
Deferred income taxes	20	20
Other assets	905	1,039
Total assets	$149,410	$135,307

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$—	$841
Accounts payable	12,207	11,307
Accrued expenses and other liabilities	30,831	27,289
Total current liabilities	43,038	39,437

Security bonus plan	13,347	14,216
Financing lease obligation	6,710	7,543
Deferred compensation	5,108	4,830
Deferred rent liability	3,473	3,676
Other liabilities	5,071	4,472
Total liabilities	76,747	74,174

Stockholders’ equity:
Preferred stock, $1 par value:
Authorized - 500,000 shares, Issued and outstanding — None	—	—
Common stock, $1 par value:
Authorized - 35,000,000 shares Issued - 8,921,302 and 8,864,929 shares, respectively Outstanding - 8,888,028 and 8,832,623 shares, respectively	8,921	8,865
Capital in excess of par value	12,335	11,055
Retained earnings	51,216	41,943
Treasury stock – 33,274 and 32,306 shares, respectively	(711)	(691)
Accumulated other comprehensive income (loss)	902	(39)
Total stockholders’ equity	72,663	61,133
Total liabilities and stockholders’ equity	$149,410	$135,307

See notes to condensed consolidated financial statements.

Lawson Products, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net sales	$75,651	$70,199	$225,274	$209,258
Cost of goods sold	29,646	27,626	89,249	81,700
Gross profit	46,005	42,573	136,025	127,558

Operating expenses:
Selling expenses	24,354	23,568	72,964	69,525
General and administrative expenses	20,561	16,616	58,790	54,446
Total SG&A	44,915	40,184	131,754	123,971
Gain on sale of property	—	—	(5,422)	—
Operating expenses	44,915	40,184	126,332	123,971

Operating income	1,090	2,389	9,693	3,587

Interest expense	(133)	(167)	(393)	(486)
Other income, net	843	66	953	439

Income before income taxes	1,800	2,288	10,253	3,540
Income tax expense	479	463	802	526

Net income	$1,321	$1,825	$9,451	$3,014

Basic income per share of common stock	$0.15	$0.21	$1.07	$0.34

Diluted income per share of common stock	$0.14	$0.20	$1.04	$0.34

Weighted average shares outstanding:
Basic weighted average shares outstanding	8,880	8,785	8,856	8,778
Effect of dilutive securities outstanding	253	141	256	139
Diluted weighted average shares outstanding	9,133	8,926	9,112	8,917

Comprehensive income:
Net income	$1,321	$1,825	$9,451	$3,014
Other comprehensive income (loss), net of tax
Adjustment for foreign currency translation	139	(271)	941	764
Net comprehensive income	$1,460	$1,554	$10,392	$3,778

See notes to condensed consolidated financial statements.

Lawson Products, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016

Operating activities:
Net income	$9,451	$3,014

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,940	6,386
Stock-based compensation	2,722	(1,332)
Gain on sale of property	(5,422)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(7,046)	(4,547)
Inventories	(373)	3,209
Prepaid expenses and other assets	(1,562)	(388)
Accounts payable and other liabilities	738	(1,345)
Other	307	318
Net cash provided by operating activities	$3,755	$5,315

Investing activities:
Purchases of property, plant and equipment	$(1,228)	$(2,572)
Proceeds from sale of property	6,177	—
Business acquisitions	—	(2,576)
Net cash provided by (used in) investing activities	$4,949	$(5,148)

Financing activities:
Net payments on revolving line of credit	$(841)	$(925)
Repurchase treasury shares	(20)	(18)
Net cash used in financing activities	$(861)	$(943)

Effect of exchange rate changes on cash and cash equivalents	779	668

Increase (decrease) in cash and cash equivalents	8,622	(108)

Cash and cash equivalents at beginning of period	10,421	10,765

Cash and cash equivalents at end of period	$19,043	$10,657

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Lawson Products, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of the Company, all normal recurring adjustments have been made that are necessary to present fairly the results of operations for the interim periods. Operating results for the three and nine month periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

The Company operates in one reportable segment as a Maintenance, Repair and Operations ("MRO") distributor of products and services to the industrial, commercial, institutional, and governmental maintenance, repair and operations marketplace.

For the three months ended September 30, 2017 and 2016, stock options to purchase 80,000 and 40,000, respectively, of the Company's common stock were excluded from the computation of diluted earnings per share because they were anti-dilutive. For the nine months ended September 30, 2017 and 2016 stock options to purchase 66,667 and 40,000, respectively, of the Company's common stock were excluded from the computation of diluted earnings per share because they were anti-dilutive.

ASU 2016-09, Improvements to Employee Share-Based Payment Accounting

Effective January 1, 2017, the Company adopted Accounting Standards Update 2016-09, “Compensation-Stock Compensation (Topic 718)” (“ASU 2016-09”). Prior to January 1, 2017, the Company recognized excess tax benefits or deficiencies of stock-based compensation expense, to the extent that there were sufficient recognized excess tax benefits previously recognized, as a component of additional paid-in capital. ASU 2016-09 requires the Company to account for excess tax benefits and tax deficiencies as discrete items in the reporting period in which they occur. The adoption was applied on a modified retrospective basis. All deferred tax assets related to stock-based compensation are fully reserved and, therefore, there is no net effect on the Company's balance sheet for the first nine months of 2017.

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

Additionally, ASU 2016-09 addressed the presentation of employee taxes paid on the statement of cash flows. The Company is now required to present the cost of shares withheld from the employee to satisfy the employees’ income tax liability as a financing activity on the statement of cash flows rather than as an operating cash flow. The Company adopted this change retrospectively. The Company withheld shares with a value of $20 thousand and $18 thousand to satisfy employee taxes in the first nine months of 2017 and 2016, respectively.

ASU No. 2014-09, Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The new standard is effective for the Company's interim and annual periods beginning with the first quarter of 2018. The standard is to be applied using one of two retrospective application methods.

The Company has established a team to address the effect of the new accounting standard. The team has been reviewing the terms and conditions included in its contracts with customers and has developed a methodology to calculate the impact of the pronouncement on its consolidated financial statements. The Company has not yet determined the impact of adopting the standard. The Company expects to adopt ASU 2014-09 January 1, 2018 using the modified retrospective method. Under this method, a cumulative effect adjustment is recorded based on applying the guidance to the customer contracts that were not completed at the date of initial application. As a result, prior periods are not adjusted to reflect application of the new guidance.

Except for the changes described above, there have been no other material changes in the Company's significant accounting policies during the nine months ended September 30, 2017 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2016.

Note 2 — Restricted Cash

The Company has agreed to maintain $0.8 million in a money market account as collateral for an outside party that is providing certain commercial card processing services for the Company. The Company is restricted from withdrawing this balance without the prior consent of the outside party during the term of the agreement.

Note 3 — Inventories, net

Inventories, net, consisting primarily of purchased goods which are offered for resale, were as follows:

	(Dollars in thousands)
	September 30, 2017	December 31, 2016
Inventories, gross	$48,740	$48,038
Reserve for obsolete and excess inventory	(5,399)	(5,477)
Inventories, net	$43,341	$42,561

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

	(Dollars in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales
Actual	$75,651	$70,199	$225,274	$209,258
Pro forma	75,651	70,978	225,274	212,738

Net income
Actual	$1,321	$1,825	$9,451	$3,014
Pro forma	1,321	2,048	9,451	3,662

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

Goodwill activity for the first nine months of 2017 and 2016 is included in the table below:

	(Dollars in thousands)
	Nine Months Ended September 30,
	2017	2016
Beginning balance	$5,520	$319
Acquisition	(73)	2,442
Impact of foreign exchange	342	12
Ending balance	$5,789	$2,773

The reduction in acquisition activity of $0.1 million in 2017 resulted from a non-cash adjustment to the estimated purchase price allocation to inventory originally recorded in 2016.

Note 6 — Loan Agreement

In 2012, the Company entered into a Loan and Security Agreement (“Loan Agreement”). The Loan Agreement consists of a $40.0 million revolving line of credit facility, which includes a $10.0 million sub-facility for letters of credit. Certain terms of the original Loan Agreement have been revised by subsequent amendments.

Effective October 3, 2017, the Company entered into a Consent and Ninth Amendment to Loan and Security Agreement that provides the creditor's consent, to the acquisition of all of the issued and outstanding shares of The Bolt Supply House Ltd. ("Bolt Supply House") (see Note 11 - Subsequent Events) and revised the Loan Facility to permit Bolt Supply House to continue its existing line of credit. Additionally, in October, the Company borrowed $16.3 million from its revolving line of credit facility related to the Bolt Supply House acquisition.

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

At September 30, 2017, the Company had no borrowings under its revolving line of credit facility and additional borrowing availability of $36.0 million. The Company paid interest of $0.4 million and $0.5 million for the nine months ended September 30, 2017 and 2016, respectively. The weighted average interest rate was 3.91% for the nine months ended September 30, 2017 and 3.50% for the nine months ended September 30, 2016.

In addition to other customary representations, warranties and covenants, the Company is required to meet a minimum trailing twelve month EBITDA to fixed charges ratio, as defined in the amended Loan Agreement, if the excess borrowing capacity is below $10.0 million. On September 30, 2017, the Company's borrowing capacity exceeded $10.0 million. Therefore, the Company was not subject to this financial covenant, however, for informational purposes the result of the financial covenant is provided below:

Quarterly Financial Covenant	Requirement	Actual
EBITDA to fixed charges ratio	1.10 : 1.00	3.20 : 1.00

Note 7 — Severance Reserve

Changes in the Company’s reserve for severance as of September 30, 2017 and 2016 were as follows:

	(Dollars in thousands)
	Nine Months Ended September 30,
	2017	2016
Balance at beginning of period	$1,710	$697
Charged to earnings	595	714
Payments	(1,625)	(950)
Balance at end of period	$680	$461

The remaining severance liabilities outstanding as of September 30, 2017 will be substantially paid by the end of 2017.

Note 8 — Stock-Based Compensation

The Company recorded stock-based compensation expense of $2.7 million and a benefit of $1.3 million for the first nine months of 2017 and 2016, respectively. A portion of stock-based compensation is related to the change in the market value of the Company's common stock.

A summary of stock-based awards activity during the nine months ended September 30, 2017 follows:

Stock Performance Rights ("SPRs")
SPRs entitle the recipient to receive a cash payment equal to the excess of the market value of the Company's common stock over the SPR exercise price when the SPRs are surrendered. A liability of $9.0 million, reflecting the estimated fair value of future pay-outs is included as a component of Accrued expenses in the condensed consolidated balance sheets. Activity related to the Company’s SPRs for the nine months ended September 30, 2017 was as follows:

	Number of SPRs	Weighted Average Exercise Price
Outstanding on December 31, 2016	946,701	$19.60
Granted	78,948	25.12
Exercised	(34,095)	12.99
Cancelled	(30,000)	36.71
Outstanding on September 30, 2017	961,554	19.76

Restricted Stock Awards ("RSAs")
Each RSA is exchangeable for one share of the Company's common stock at the end of the vesting period. Activity related to the Company’s RSAs for the nine months ended September 30, 2017 was as follows:

Restricted Stock Awards
Outstanding on December 31, 2016	31,897
Granted	83,920
Exchanged for shares	(31,897)
Outstanding on September 30, 2017	83,920

Market Stock Units ("MSUs")
MSU's are exchangeable for the Company's common stock at the end of the vesting period. The number of shares of common stock that will be issued upon vesting, ranging from zero to 150% of the underlying MSU, will be determined based upon the trailing sixty-day weighted average closing price of the Company's common stock upon vesting. Activity related to the Company’s MSUs for the nine months ended September 30, 2017 was as follows:

	Number of Market Stock Units	Maximum Shares Potentially Issuable
Outstanding on December 31, 2016	149,532	224,298
Granted	98,243	147,065
Outstanding on September 30, 2017	247,775	371,363

Note 9 — Income Taxes

At each reporting date, Lawson’s management considers new evidence, both positive and negative, that could impact management’s view with regard to the realization of its deferred tax assets and the reversal of the corresponding valuation allowances. Although the Company has generated pre-tax profits over the past three quarters and has begun to utilize a small portion of its net operating loss carryforwards over the past two years, management feels that additional positive evidence is necessary in order to conclude that it is more likely than not that it will be able to realize its deferred tax assets. We believe that there is a reasonable possibility that within the next twelve months, sufficient evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. As of September 30, 2017, substantially all deferred tax assets remain subject to a tax valuation allowance.

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

Although the Company is in this full tax valuation allowance position, income tax expenses of $0.8 million and $0.5 million were recorded for the nine months ended September 30, 2017 and 2016, respectively, primarily due to reserves for uncertain tax positions, federal alternative minimum taxes and state taxes.

In 2017, the company increased its deferred tax assets and related valuation allowance by $7.2 million that may arise from future settlement of uncertain tax positions in Canada. There was no impact to the Company's consolidated statements of income and comprehensive income, balance sheets or statements of cash flows, as the company had valuation allowances equal to the value of the deferred tax assets.

The Company and its subsidiaries are subject to U.S. Federal income tax, as well as income tax of multiple state and foreign jurisdictions. As of September 30, 2017, the Company is subject to U.S. Federal income tax examinations for the years 2014 through 2016 and income tax examinations from various other jurisdictions for the years 2011 through 2016.

Earnings from the Company’s foreign subsidiary are considered to be indefinitely reinvested. A distribution of these non-U.S. earnings in the form of dividends or otherwise would subject the Company to both U.S. Federal and state income taxes, as adjusted for foreign tax credits.

Note 10 — Contingent Liabilities

In 2012, the Company identified that a site it owns in Decatur, Alabama, contains hazardous substances in the soil and groundwater as a result of historical operations prior to the Company's ownership. The Company retained an environmental consulting firm to further investigate the contamination including the measurement and monitoring of the site. In August 2013, the site was enrolled in Alabama's voluntary cleanup program. On October 30, 2014, the Company received estimates from its environmental consulting firm for three potential remediation solutions. The estimates included a range of viable remedial approaches. The first solution included limited excavation and removal of the contaminated soil along with an extensive monitoring period. The second solution included the first solution plus the installation of a groundwater extraction system. The third scenario included the first and second solutions plus treatment injections to reduce the degradation time. The estimated expenditures over the life of the three scenarios ranged from $0.3 million to $1.4 million. As the Company had determined that a loss was probable and no scenario was more likely than the other at that time, a liability in the amount of $0.3 million was established in 2014.

During 2015, after further evidence had been collected and analyzed, the Company concluded that it was probable that future remediation would be required, and accordingly accrued an additional $0.9 million for the estimated costs.

In the third quarter of 2017 the Company received estimates from its environmental consulting firm for two new remediation solutions based on a chemical injection process. The first solution would consist of chemical injections throughout the entire site to directly eliminate the hazardous substances in the soil and groundwater. The second solution would consist of chemical injections around the perimeter of the site to prevent the migration of the hazardous chemicals off-site. Neither solution would require additional excavation or repairs to be made to the property. Additionally, the estimated required monitoring period would be substantially reduced. The estimated expenditures over an 18 month period under the two injection scenarios ranged from $0.9 million to $2.0 million. The Company does not expect to capitalize any amounts related to these remediation options.

The Company has determined that it will initially proceed with the method of injecting chemicals around the perimeter of the site to prevent the migration of the hazardous chemicals off-site. As of September 30, 2017, approximately $1.0 million remains accrued for this remediation in other long-term liabilities on the accompanying consolidated balance sheet. This estimate was based on the information provided to date and as the remediation efforts proceed, additional information may impact the final cost. As of September 30, 2017, agreement with Alabama’s voluntary cleanup program on viable treatment of the property has not yet been reached and the Company continues to evaluate potential remediation alternatives that could impact the ultimate cost of remediation.

Note 11 - Subsequent Events

On October 3, 2017, Lawson Products completed the purchase of The Bolt Supply House Ltd. ("Bolt Supply House"), an industrial parts distributor located in Western Canada for approximately $32.1 million which was paid using a combination of cash on hand and borrowings of $16.3 million from the Company's existing revolving credit facility. The Bolt Supply House operates thirteen strategically located branches across Alberta, Manitoba and Saskatchewan, Canada. The Bolt Supply House will continue to operate separately under its own brand as a subsidiary of Lawson's Canadian operating company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Maintenance, Repair and Operations ("MRO") distribution industry is highly fragmented. We compete for business with several national distributors as well as a large number of regional and local distributors. The MRO business is significantly impacted by the overall strength of the manufacturing sector of the U.S. economy. One measure used to evaluate the strength of the industrial products market is the PMI index published by the Institute for Supply Management, which is considered by many economists to be a reliable near-term economic barometer of the manufacturing sector. A measure above 50 generally indicates expansion of the manufacturing sector while a measure below 50 generally represents contraction. The average monthly PMI was 58.6 in the third quarter of 2017 compared to 51.2 in the third quarter of 2016, indicating a strong U.S. manufacturing economy.

Our sales are also affected by the number of sales representatives and their productivity. Our sales force consisted of an average of 991 and 1,007 sales representatives during the third quarters of 2017 and 2016, respectively. Our sales rep productivity, measured as sales per rep per day, increased to $1,212 in the third quarter of 2017 from $1,089 in the third quarter of 2016. We anticipate moderate growth in the size of our sales force for the remainder of 2017 as we concentrate our efforts on providing training and support to continue to increase the productivity of our existing sales representatives.

In order to utilize excess capacity of our existing supply chain network, we completed a sale of our discontinued Fairfield distribution center in the first nine months of 2017, resulting in a gain of $5.4 million.

In October 2017 the Company acquired The Bolt Supply House Ltd (See Note 11 - Subsequent Events) which will affect Lawson's operating results beginning with the fourth quarter of 2017.

Quarter ended September 30, 2017 compared to quarter ended September 30, 2016

	2017		2016
($ in thousands)	Amount	% of Net Sales	Amount	% of Net Sales

Net sales	$75,651	100.0%	$70,199	100.0%
Cost of goods sold	29,646	39.2%	27,626	39.4%
Gross profit	46,005	60.8%	42,573	60.6%

Operating expenses:
Selling expenses	24,354	32.2%	23,568	33.6%
General and administrative expenses	20,561	27.2%	16,616	23.6%
Operating expenses	44,915	59.4%	40,184	57.2%

Operating income	1,090	1.4%	2,389	3.4%

Interest expense	(133)	(0.1)%	(167)	(0.2)%
Other income, net	843	1.1%	66	0.1%

Income before income taxes	1,800	2.4%	2,288	3.3%

Income tax expense	479	0.7%	463	0.7%

Net income	$1,321	1.7%	$1,825	2.6%

Net Sales

Net sales increased 7.8% to $75.7 million in the third quarter of 2017 compared to $70.2 million in the third quarter of 2016 with one less selling day. Average daily sales improved 9.5% to $1.201 million in the third quarter of 2017 compared to $1.097 million in the prior year quarter. The third quarters of 2017 and 2016 had 63 and 64 selling days, respectively. Sales were positively impacted by increased productivity of sales representatives and the effect of acquisitions completed in 2016, augmented by the overall improvement in the MRO marketplace. We experienced strong growth in our large national and regional accounts. Average daily sales from the 2016 acquisitions grew 1.0%.

Gross Profit

Gross profit increased to $46.0 million in the third quarter of 2017 compared to $42.6 million in the third quarter of 2016, primarily due to higher sales, and increased slightly as a percent of sales to 60.8% from 60.6% a year ago. The increase in gross profit margin from a year ago was primarily driven by volume related vendor concessions and lower bins and cabinets provided to our customers which were partially offset by higher sales to larger national customers, who typically generate lower product margins.

Selling Expenses

Selling expenses consist of compensation and support for our sales representatives. Selling expenses increased to $24.4 million in the third quarter of 2017 from $23.6 million in the prior year quarter due primarily to an increase in compensation costs resulting from higher sales, partially offset by lower health insurance expenses. Selling expenses as a percent of sales decreased to 32.2% from 33.6% in the third quarter of 2016, as fixed selling expenses were leveraged over a higher sales base.

General and Administrative Expenses

General and administrative expenses consist of expenses to operate our distribution network and overhead expenses to manage the business. General and administrative expenses increased to $20.6 million in the third quarter of 2017 from $16.6 million in the prior year quarter primarily due to $3.0 million of additional stock-based compensation of which a portion varies with the company stock price and restoring incentive compensation accruals based on improved operating results.

Interest Expense

Interest expense decreased slightly due to lower average borrowings outstanding.

Other Income, Net

Other income, net increased $0.8 million over the prior year quarter, due primarily to the effect of changes in the exchange rate on Canadian transactions.

Income Tax Expense

Primarily due to historical cumulative losses, substantially all of our deferred tax assets are subject to a tax valuation allowance. Although we are in a full tax valuation allowance position, an income tax expense of $0.5 million and $0.5 million were recorded in the third quarters of 2017 and 2016, respectively, primarily due to reserves for uncertain tax positions, federal alternative minimum taxes and state taxes.

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

Nine months ended September 30, 2017 compared to September 30, 2016

	2017		2016
($ in thousands)	Amount	% of Net Sales	Amount	% of Net Sales

Net sales	$225,274	100.0%	$209,258	100.0%
Cost of goods sold	89,249	39.6%	81,700	39.0%
Gross profit	136,025	60.4%	127,558	61.0%

Operating expenses:
Selling expenses	72,964	32.4%	69,525	33.2%
General and administrative expenses	58,790	26.1%	54,446	26.1%
Total S,G&A	131,754	58.5%	123,971	59.3%
Gain on sale of property	(5,422)	(2.4)%	—	—%
Operating expenses	126,332	56.1%	123,971	59.3%

Operating income	9,693	4.3%	3,587	1.7%

Interest expense	(393)	(0.2)%	(486)	(0.2)%
Other income, net	953	0.5%	439	0.2%

Income before income taxes	10,253	4.6%	3,540	1.7%

Income tax expense	802	0.4%	526	0.3%

Net income	$9,451	4.2%	$3,014	1.4%

Net Sales

Net sales for the nine months ended September 30, 2017 increased 7.7% to $225.3 million from $209.3 million for the nine months ended September 30, 2016. Average daily sales improved 8.2% to $1.179 million in the first nine months of 2017 compared to $1.090 million in the prior year period. The first nine months of 2017 and 2016 had 191 and 192 selling days, respectively.
Sales in the first nine months of 2017 were positively impacted by increased productivity of sales representatives and the effect of acquisitions completed in 2016, augmented by the overall improvement in the MRO marketplace. The Company experienced growth in all major categories including regional, large national, Kent Automotive and governmental accounts. Average daily sales from the 2016 acquisitions grew 1.4%.

Gross Profit

Gross profit increased to $136.0 million in the first nine months of 2017 compared to $127.6 million in the first nine months of 2016 and decreased as a percent of sales to 60.4% from 61.0% a year ago. The decline in gross profit margin from a year ago was primarily driven by higher sales to larger national customers, who typically generate lower product margins, the impact of the 2016 acquisitions, and transportation costs associated with the movement of certain inventory due to the closure of the Fairfield, New Jersey, distribution center.

Selling Expenses

Selling expenses increased to $73.0 million for the first nine months of 2017 from $69.5 million in the first nine months of 2016, due primarily to increased compensation costs on higher sales. Selling expenses as a percent of sales decreased to 32.4% in the first nine months of 2017 from 33.2% in the first nine months of 2016, as fixed selling expenses were leveraged over a higher sales base.

General and Administrative Expenses

General and administrative expenses increased to $58.8 million in the first nine months of 2017 from $54.4 million in the prior year period primarily due to $4.1 million of additional stock-based compensation of which a portion varies with the company stock price and restoring incentive compensation accruals due to improved operating results. These increase were offset partially by lower depreciation and acquisition related expenses.

Gain on sale of property

In the second quarter of 2017, we received net cash proceeds of $6.2 million and recognized a gain of $5.4 million from the sale of our Fairfield, New Jersey distribution center.

Interest Expense

Interest expenses decreased $0.1 million in the first nine months of 2017, over the prior year, due primarily to lower average borrowings oustanding.

Other Income, Net

Other income, net increased $0.5 million in the first nine months of 2017, over the prior year, due primarily to the effect of favorable changes in the exchange rate on Canadian transactions.

Income Tax Expense

Primarily due to historical cumulative losses, substantially all of our deferred tax assets are subject to a tax valuation allowance. Although we are in a full tax valuation allowance position, income tax expenses of $0.8 million and $0.5 million were recorded in the first nine months of both 2017 and 2016, primarily due to reserves for uncertain tax positions, federal alternative minimum taxes and state taxes.

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

Liquidity and Capital Resources

Available cash and cash equivalents were $19.0 million on September 30, 2017 compared to $10.4 million on December 31, 2016. Net cash provided by operations was $3.8 million in the nine months ended September 30, 2017, as cash generated by operating earnings was partially offset by cash invested in working capital, primarily to support the increase in sales. The $5.3 million of cash provided by operations in the nine months ended September 30, 2016 was primarily generated by operating earnings.

In 2017, we completed the sale of our distribution center located in Fairfield, New Jersey, receiving net cash proceeds of $6.2 million. Capital expenditures, primarily for improvements to our distribution centers and information technology, were $1.2 million and $2.6 million in the nine month periods ended September 30, 2017 and 2016, respectively.

On September 30, 2017, we had no borrowings on our revolving line of credit and no dividends were paid to shareholders in the nine months ended September 30, 2017 and 2016. Dividends are currently restricted under the Loan Agreement to amounts not to exceed $7.0 million annually.

Subsequent to the reporting period ended September 30, 2017, we completed the acquisition of The Bolt Supply House Ltd. for for approximately $32.1 million which was paid by using a combination of cash on hand and borrowings of $16.3 million from our existing revolving credit facility.

Loan Agreement

At September 30, 2017, we had additional borrowing availability of $36.0 million. We believe cash provided by operations and funds available under our Loan Agreement are sufficient to fund our operating requirements, strategic initiatives and capital improvements throughout the remainder of 2017.

In addition to other customary representations, warranties and covenants, if the excess borrowing capacity is below $10.0 million, we are required to meet a minimum trailing twelve month EBITDA to fixed charges ratio, as defined in the amended Loan Agreement. On September 30, 2017, our borrowing capacity exceeded $10.0 million, therefore, we were not subject to this financial covenant. However, for informational purposes we have provided the result of the financial covenant below:

Quarterly Financial Covenant	Requirement	Actual
EBITDA to fixed charges ratio	1.10 : 1.00	3.20 : 1.00

While we were in compliance with the financial covenant for the quarter ended September 30, 2017, failure to meet this covenant requirement in future quarters could lead to higher financing costs, increased restrictions, or reduce or eliminate our ability to borrow funds and could have a material adverse effect on our business, financial condition and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk at September 30, 2017 from that reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LAWSON PRODUCTS, INC.
(Registrant)

Dated:	October 26, 2017	/s/ Michael G. DeCata
Michael G. DeCata President and Chief Executive Officer (principal executive officer)

Dated:	October 26, 2017	/s/ Ronald J. Knutson
Ronald J. Knutson Executive Vice President, Chief Financial Officer, Treasurer and Controller (principal financial and accounting officer)