Form 10-K
period 2017-12-31
LAWSON PRODUCTS INC/NEW/DE/
filed 2018-02-22
CIK 703604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐ No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐      No  ☑
Indicate by check mark whether the registrant (l) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑      No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑      No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" Rule 12b-2 of the Exchange Act. (Check one)

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
Yes  ☐  No  ☑
The aggregate market value of the registrant’s voting stock held by non-affiliates on June 30, 2017 (based upon the per share closing price of $21.15) was approximately $104,875,000.
As of January 31, 2018, 8,888,028 shares of Common Stock were outstanding.
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

Segments

With the acquisition of The Bolt Supply House Ltd. ("Bolt") in 2017, we now operate in two reportable segments, the Lawson operating segment and the Bolt segment.

Lawson Segment

Through the Lawson segment, we deliver quality products to our customers and offer them extensive product knowledge, product application expertise and Vendor Managed Inventory ("VMI") services. Our broad geographic sales coverage allows us to serve large multi-location customers. We compete for business primarily by offering a value-added service approach in which our highly trained sales representatives manage the product inventory for our customers. The VMI model makes it less likely that our customers will unintentionally run out of a product while optimizing their inventory levels.

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

Bolt Segment

The Bolt business primarily delivers products to its customers through 13 branches located in Alberta, Saskatchewan and Manitoba, Canada. Bolt generates sales from walk up business at its retail branch locations and through its sales team, phone, fax or the Internet. Bolt inventory is delivered to the packaging and distribution facility in Calgary, Alberta, and then distributed to each branch location. Sales generated via its sales team or through phone, fax or Internet orders are either shipped directly from the distribution center or one of the branch locations to the customer. The majority of Bolt's customers are located in the geographic vicinity of the retail branches. Bolt generally does not offer VMI service to its customers. In the nearly three months that Bolt was owned by Lawson, Bolt generated 2.6% of the Company's annual 2017 sales. Bolt product offerings are listed on the Bolt website and are available in each of the retail branch locations.

Purchased inventory is delivered to the packaging and distribution center in Calgary, Alberta. Based on forecasted demand, product is picked, packed and shipped to the branch locations where the product is available for sale to customers.

Customers

During 2017, the Lawson segment sold products to over 73,000 identified customers and the Bolt segment sold products to over 7,000 identified customers in addition to the walk up customers at its 13 branch locations. Our largest customer accounted for approximately four percent of net sales. In 2017, approximately 87% of our net sales were generated in the United States and approximately 13% in Canada. The percentage of sales in Canada will likely be higher in 2018 due to our acquisition of Bolt in October 2017. Our customers operate in a variety of industries including automotive repair, commercial vehicle maintenance, government, manufacturing, food processing, distribution, construction, oil and gas, mining, wholesale, service and others. Although seasonality is not significant in our business, due to fewer selling days during the holiday season, net sales in the fourth quarter are historically slightly lower than the first three quarters of the year.

Our customers include a wide range of purchasers of industrial supply products from small repair shops to large national and governmental accounts. Historically, we have been very effective selling to and servicing small and medium sized customer locations that value our service approach.

Products

Our product offerings are listed on our websites and in catalogs distributed to our customers. Sales percentages by broad product categories of our product mix in 2017 were as follows:

Product Category	Percentage
Fastening systems	21%
Fluid power	15%
Specialty chemicals	14%
Cutting tools and abrasives	14%
Electrical	11%
Aftermarket automotive supplies	9%
Safety	4%
Welding and metal repair	2%
Other	10%
100%

The Lawson segment offers over 210,000 different core products for sale of which over 66,000 products are maintained in our distribution centers. We strive to carry sufficient inventory to ensure product availability and rapid processing of customer orders. Accurate forecasting of customer demand is essential to establish the proper level of inventory for each product. Inventory levels need to be sufficient to meet customer demand while avoiding the costs of stocking excess items.

During 2017, our Lawson segment purchased products from approximately 2,300 suppliers and no single supplier accounted for more than four percent of our purchases. The loss of one of our core suppliers could affect our operations by hindering our ability to provide full service to our customers.

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

Bolt offers over 35,000 different core products for sale of which over 19,000 products are maintained in the Calgary distribution center. The majority of inventory is kept in the Calgary distribution center, with each retail branch maintaining appropriate inventory levels for their business needs.

Employees

Our organization supports a culture of continuous improvement and emphasizes the importance of addressing the needs of our customers. We require our employees to act with integrity in every aspect of our business while encouraging them to be results driven, team oriented and progressive.

On December 31, 2017, our combined workforce included approximately 1,720 individuals, comprised of approximately 1,230 in sales and marketing, approximately 380 in operation and distribution and approximately 110 in management and administration. Approximately 1,600 of the 1,720 individuals are within the Lawson segment and the remaining are within Bolt. Approximately 10% of the workforce is covered by three collective bargaining agreements. We believe that our relations with our employees and their collective bargaining organizations are good.

Sales Team

On December 31, 2017, the Lawson sales and marketing team consisted of approximately 1,230 individuals focused on servicing existing customers, identifying new customers, providing customer service support and providing on-site customer service. Of the total sales team, 983 are sales representatives who are primarily organized into geographical regions. The performance of each region is the responsibility of a Regional Sales Director. Each region is further divided into geographically defined districts. The performance of each district is the responsibility of a District Sales Manager who reports to the Regional Sales Director. Our District Sales Managers work with the sales representatives to generate sales from new and existing customers. Lawson also has a team dedicated to the acquisition of larger national and mid-market accounts and a team dedicated to serving governmental accounts. The national accounts are comprised of multi-location customers with a national scope.

The Lawson sales team receives education in the best uses of products, enabling them to provide customized solutions to address customers' needs including technical expertise and on-site problem resolution. The VMI service Lawson offers consist of managing customers' inventory, ordering the right products in the optimal quantity and stocking the product for customers when the product is delivered. The sales team also periodically provides product presentations to customers that are designed to demonstrate how the products can improve their productivity. Additionally, Lawson sales representatives offer customized storage systems for improved organization and a more efficient work-flow.

The majority of Bolt sales are made from its 13 branch locations. Bolt has approximately 30 sales territory managers that serve companies and professional tradespeople throughout Western Canada. In 2017, Bolt began requiring members of the sales teams to be certified as Certified Sales Professionals for the Canadian Professional Sales Association. All newly-hired sales team members are required to receive and maintain the same certification.

Strategic Focus

In 2018, we intend to grow our sales organically and through acquisitions and further improve our operations to make Lawson our customers' first choice for products, services and solutions that improve their operating performance.

Our sales are impacted by the size of our sales team and its territorial coverage. Our plan to expand the sales force is designed to identify under served territories that offer the greatest potential growth opportunity, locate and recruit talented sales representatives, provide them with the proper training, and successfully integrate them into our organization.

To acquire the best new sales talent and prepare them for success, we have developed an extensive talent acquisition strategy. We use both internal and external resources to identify and recruit the best available sales talent. Our training program is intended to provide new sales representatives with the tools they need to maximize their sales potential. As we increase our sales coverage, we anticipate a short-term decrease in average sales per day per sales representative, as new representatives build up customer relationships in their territories. Our 2018 financial results may also be impacted by increased training and other costs related to the sales force expansion. However, we believe that these short-term investments will result in future opportunities as we leverage the positive impact of top-line growth against our operating costs which are fixed to a significant extent.

We are also focused on increasing the productivity of our sales representatives. We strive to empower our sales representatives with the training, technology and support they need to maximize their sales potential while providing our customers with superior service and making it easy for them to do business with us.

In addition to organic growth, we will continue to actively pursue acquisition opportunities that are financially accretive to our organization. As with Bolt, Lawson will continue to explore growth opportunities in the MRO space that provide different channels to reach customers, increase sales and generate positive results.

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

We believe our emphasis on continuous improvement will lead to further reductions in error rates, increased processing speed, reduction in cycle times, standardization of procedures and elimination of waste. This will enable us to become a more efficient and effective organization which provides our customers with the best purchasing experience possible.

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

Executive Officers of the Registrant

The executive officers of Lawson as of February 1, 2018 were as follows:

Name	Age	Year First Elected to Present Office	Position
Michael G. DeCata	60	2012	President and Chief Executive Officer
Neil E. Jenkins	68	2004	Executive Vice President, Secretary and General Counsel
Ronald J. Knutson	54	2014	Executive Vice President, Chief Financial Officer, Treasurer and Controller
Matthew J. Brown	54	2017	Senior Vice President, Sales
Shane T. McCarthy	49	2015	Senior Vice President, Supply Chain and Business Development

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

Mr. Brown was elected Senior Vice President, Sales in March 2017 and served as Vice President of Field Sales since January 2016. Mr. Brown held several levels of sales leadership roles for the Company over the last 18 years with the most recent title of Senior Director of Sales from 2014 to 2016.

Mr. McCarthy was elected Senior Vice President, Supply Chain and Business Development in December 2015 and previously served as Senior Vice President, Supply Chain since June 2014. Mr. McCarthy served as Senior Vice President, Operations from July 2012 to June 2014 and previously served as Vice President of Distribution and Logistics from April 2008 to June 2012.

ITEM 1A. RISK FACTORS.

In addition to the other information in this Annual Report on Form 10-K for the fiscal year ended December 31, 2017, the following factors should be considered in evaluating Lawson's business. Our operating results depend upon many factors and are subject to various risks and uncertainties. The material risks and uncertainties known to us and described below may negatively affect our business operations or affect our financial results. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations or affect our financial results.

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

Failure to adequately fund our operating and working capital needs through cash generated from operations and cash available through our Loan Agreements could negatively impact our ability to invest in the business and maintain our capital structure.

Our business requires investment in working capital and fixed assets. We fund these investments from cash generated from operations and funds available from our Loan Agreements. Failure to generate sufficient cash flow from operations or from our Loan Agreements could cause us to have insufficient funds to operate our business. Adequate funds may not be available when needed or may not be available on favorable terms.

Failure to meet the covenant requirements of our Loan Agreements could lead to higher financing costs, increased restrictions and reduce or eliminate our ability to borrow funds.

Our Loan Agreements contains financial and other restrictive covenants. These covenants could adversely affect us by limiting our financial and operating flexibility as well as our ability to plan for and react to market conditions and to meet our capital needs. Failure to meet these covenant requirements could lead to higher financing costs, increased restrictions, reduce or eliminate our ability to borrow funds, or accelerate the payment of our existing indebtedness. If we require more liquidity than is currently available to us under our Loan Agreements, we may need to raise additional funds through debt or equity offerings which may not be available when needed or may not be available on terms favorable to us. Should funding be insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

From time to time, we have experienced overall changes in the product mix demand of our customers. When customers or product mix changes, there can be no assurance that we will be able to maintain our historical gross profit margins. Changes in our customers, product mix, volume of orders, prices charged, additional freight costs or lower productivity levels, could cause our gross profit margin percentage to decline. Our gross margin percentage may also come under pressure in the future if we increase the percentage of national accounts in our customer base, as sales to these customers are generally at lower margins.

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

The Company is exposed to the risk of foreign currency changes.

Two of our subsidiaries are located and operate in Canada using the Canadian dollar as its functional currency. Operating results are translated into U.S. dollars when consolidated into our financial statements. Therefore, we are exposed to market risk relating to the change in the value of the Canadian dollar relative to the U.S. dollar that could adversely affect our financial position and operating results.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES

At December 31, 2017, we owned or leased the following facilities:

Location	Segment	Function	Approximate Square Footage	Own/Lease	Lease Expiration

United States
Chicago, Illinois (1)	Lawson	Headquarters	86,300	Lease	March 2023
McCook, Illinois	Lawson	Packaging/Distribution	306,800	Lease	June 2022
Reno, Nevada	Lawson	Distribution	105,200	Lease	June 2024
Suwanee, Georgia	Lawson	Distribution	91,200	Own
Decatur, Alabama (2)	Lawson	Lease	88,200	Own

Canada
Mississauga, Ontario	Lawson	Distribution	78,000	Own
Calgary, Alberta (3)	Lawson/Bolt	Distribution	43,700	Lease	December 2021
Calgary, Alberta (Foothills)	Bolt	Branch	11,200	Lease	April 2024
Calgary, Alberta (South)	Bolt	Branch	10,300	Lease	November 2023
Calgary, Alberta (North)	Bolt	Branch	6,900	Lease	January 2019
Edmonton, Alberta (North)	Bolt	Branch	6,000	Lease	February 2022
Edmonton, Alberta (South)	Bolt	Branch	5,600	Lease	September 2018
Fort McMurray, Alberta	Bolt	Branch	7,500	Lease	March 2019
Lethbridge, Alberta	Bolt	Branch	3,400	Own
Medicine Hat, Alberta	Bolt	Branch	4,900	Own
Prince Albert, Saskatchewan	Bolt	Branch	4,300	Lease	October 2020
Red Deer, Alberta	Bolt	Branch	4,100	Lease	July 2020
Regina, Saskatchewan	Bolt	Branch	4,800	Lease	December 2019
Saskatoon, Saskatchewan	Bolt	Branch	10,800	Lease	May 2021
Winnipeg, Manitoba	Bolt	Branch	5,800	Lease	September 2018

(1)	We have sub-leased approximately 17,100 feet of the Chicago, Illinois headquarters through March 2023.

(2)	In connection with the sale of a discontinued business, we have agreed to lease the Decatur property to the buyer through February, 2019.

(3)	Lawson and Bolt manage separate distribution operations out of the same physical location.

While we believe that our facilities are adequate to meet our current needs, we will continue to assess the location and operation of our facilities to determine whether they meet the strategic needs of our business.

ITEM 3. LEGAL PROCEEDINGS.

The Company is involved in legal actions that arise in the ordinary course of business. It is the opinion of management that the resolution of any currently pending litigation will not have a material adverse effect on the Company’s financial position , results of operations or cash flows.

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

	2017		2016
	High	Low	High	Low
First Quarter	$28.10	$21.40	$22.80	$15.23
Second Quarter	24.00	18.70	22.50	16.42
Third Quarter	25.65	19.30	21.61	15.28
Fourth Quarter	26.44	22.80	25.80	16.69

On January 31, 2018, the closing sales price of our common stock was $23.75 and the number of stockholders of record was 331. We did not issue dividends in either 2017 or 2016 and the Company currently has no plans to issue dividends in the foreseeable future. The amount of dividends we can issue is restricted to $7.0 million annually under our Loan and Security Agreement ("Loan Agreement"). Information about our equity compensation plans may be found in Item 12 of this report which is hereby incorporated by reference.

Stock Price Performance Chart

Set forth below is a line graph comparing the yearly change in the cumulative total stockholder return of the Company’s common stock against the cumulative total return of the Russell Microcap Index and a peer group (the “Peer Group”) of the Company for the five prior years. The Company selected the Russell Microcap Index because Lawson is a component of the index and the market capitalization of the other member companies are similar to Lawson’s market capitalization. The Peer Group consists of W.W. Grainger, Inc., Fastenal Company, and MSC Industrial Direct. The Company believes that the Peer Group is representative of the markets it serves in terms of product sales and customers. The chart below represents the hypothetical return, including reinvestment of dividends, on $100 if it was invested on December 31, 2012 in the respective stocks or index fund.

ITEM 6. SELECTED FINANCIAL DATA.

The following selected financial data should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto included in Item 8 in this Annual Report. The income statement data and balance sheet data are for, and as of the end of each of the years in the five-year period ended December 31, 2017 and are derived from the audited Consolidated Financial Statements of the Company. The results of discontinued operations have been reclassified from continuing operations for all periods presented.

	(Dollars in thousands, except per share data)
	2017 (1)	2016	2015 (2)	2014 (3)	2013 (4)
Net sales	$305,907	$276,573	$275,834	$285,693	$269,503

Income (loss) from continuing operations	$29,688	$(1,629)	$297	$(6,061)	$(6,981)
Income from discontinued operations	—	—	—	1,692	1,861
Net income (loss)	$29,688	$(1,629)	$297	$(4,369)	$(5,120)

Diluted income (loss) per share of common stock:
Continuing operations	$3.25	$(0.19)	$0.03	$(0.70)	$(0.81)
Discontinued operations	—	—	—	0.20	0.22
Net income (loss)	$3.25	$(0.19)	$0.03	$(0.50)	$(0.59)

Total assets	$190,667	$135,307	$133,094	$137,840	$159,945

Noncurrent liabilities	$37,200	$34,737	$35,487	$37,257	$39,083

Stockholders’ equity	$93,490	$61,133	$61,264	$61,855	$65,912

Notes:

(1)
The 2017 results from continuing operations include an income tax benefit of $19.6 million primarily as a result of releasing Deferred Tax Asset ("DTA") valuation reserves of $21.2 million at December 31, 2017. 2017 also includes a $5.4 million gain on the sale of Fairfield, New Jersey distribution center.

(2)
The 2015 results from continuing operations include an expense of $0.9 million related to an increase in the estimated future remediation cost of an environmental matter involving land owned in Decatur, Alabama, that was part of a division that was previously sold.

(3)
The 2014 results from continuing operations include a $3.0 million impairment charge related to the Reno, Nevada, distribution center and a charge of $0.3 million related to the initial estimate of remediation of the environmental matter at the Decatur, Alabama, facility.

(4)
The 2013 results from continuing operations include a $2.9 million charge related to the sub-lease of a portion of the leased headquarters and a $0.4 million benefit from the resolution of an employment tax matter.

IITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are a distributor of products and services to the industrial, commercial, institutional, and governmental maintenance, repair and operations ("MRO") marketplace. With the acquisition of Bolt in October 2017, we now operate in two reportable segments. The Lawson operating segment primarily distributes MRO products to its customers through a network of sales representatives throughout the U.S. and Canada. The Bolt operating segment primarily distributes its MRO products through a network of 13 branches located in Alberta, Saskatchewan and Manitoba, Canada.

The North American MRO industry is highly fragmented. We compete for business with several national distributors as well as a large number of regional and local distributors. The MRO business is influenced by the overall strength of the manufacturing sector of the U.S. economy. One measure used to evaluate the strength of the industrial products market is the PMI index published by the Institute for Supply Management. The PMI index is a composite index of economic activity in the United States manufacturing sector and is available at https://www.instituteforsupplymanagement.org. A measure of that index above 50 generally indicates expansion of the manufacturing sector while a measure below 50 generally represents contraction. The average monthly PMI was 57.6 for the year ended December 31, 2017 compared to 51.5 for the year ended December 31, 2016 indicating improvement in 2017 in the U.S. manufacturing economy compared to the prior year.

Our sales are also affected by the number and effectiveness of sales representatives and the amount of sales each representative can generate from providing services to our customers, which we measure as average sales per day per sales representative. We had an average of 987 sales representatives working for us in 2017 which was similar to the number we had in 2016.

Results of operations are examined in detail following a recap of our major activities in 2017.

2017 Activities

•
Acquisitions - We acquired Bolt, a Canadian MRO distributer. Bolt is expected to generate over CAD $43 million (USD $33 million) of annual net sales through its network of 13 branch locations in Alberta, Saskatchewan and Manitoba, Canada.

•
Streamlined supply chain - In 2017, primarily due to excess capacity within our supply chain, we completed the sale of our Fairfield, New Jersey distribution center resulting in proceeds of $6.2 million and a gain on the sale of $5.4 million.

•
Lean Six Sigma - Over the past three years we have had well over 100 employees complete Lean Six Sigma training, which is a systematic data driven approach to analyzing and improving business processes.

•	Improved Operational Performance - We continued to improve the fundamentals of our business, measured as improved customer service levels to our customers.

We believe we have created a scalable infrastructure that will allow us to take advantage of future growth opportunities. We continue to strive to be our customers' first choice for maintenance, repair and operational solutions.

RESULTS OF OPERATIONS FOR 2017 AS COMPARED TO 2016

	Year Ended December 31,				Year-to-Year
	2017		2016		Change
(Dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%

Net sales	$305,907	100.0%	$276,573	100.0%	$29,334	10.6%
Cost of goods sold	122,889	40.2	108,511	39.2	14,378	6.1
Gross profit	183,018	59.8	168,062	60.8	14,956	8.9

Operating expenses:
Selling expenses	98,025	32.0	92,908	33.6	5,117	5.5
General and administrative expenses	80,479	26.4	76,611	27.7	3,868	5.0
Total SG&A	178,504	58.4	169,519	61.3	8,985	5.3
Gain on sale of property	(5,422)	(1.8)	—	—	(5,422)
Total operating expenses	173,082	56.6	169,519	61.3	3,563

Operating income (loss)	9,936	3.2	(1,457)	(0.5)	11,393

Interest expense	(622)	(0.2)	(496)	(0.3)	(126)
Other income, net	780	0.3	422	0.2	358

Income (loss) before income taxes	10,094	3.3	(1,531)	(0.6)	11,625
Income tax (benefit) expense	(19,594)	(6.4)	98	—	(19,692)

Net income (loss)	$29,688	9.7%	$(1,629)	(0.6)%	$31,317

Sales and Gross Profits

Sales and gross profit results by operating segment for the years ended December 31, 2017 and 2016 were as follows:

	Year Ended December31,		Increase
(Dollars in thousands)	2017	2016	Amount	%

Net sales
Lawson	$297,953	$276,573	$21,380	7.7%
Bolt (1)	7,954	—	7,954
Consolidated	$305,907	$276,573	$29,334	10.6%

Gross profit
Lawson	$179,578	$168,062	$11,516	6.9%
Bolt (1)	3,440	—	3,440
Consolidated	$183,018	$168,062	$14,956	8.9%

Gross profit margin
Lawson	60.3%	60.8%
Bolt (1)	43.2%
Consolidated	59.8%	60.8%

(1)    Results for Bolt only reflect the period subsequent to the acquisition date of October 3, 2017.

Net sales increased 10.6% in 2017 to $305.9 million from $276.6 million in 2016. Lawson segment sales increased 7.7% over the prior year primarily due to increased productivity of sales representatives, the effect of acquisitions completed in 2016 and the overall improvement in the MRO marketplace. The Company experienced growth in all major categories including regional, large strategic national, Kent Automotive and governmental accounts. Average daily sales, defined as net sales divided by the 252 business days in each year, grew to $1.214 million in 2017 compared to $1.098 million in 2016. Bolt and the 2016 acquisitions contributed 2.9% and 1.2%, respectively, to the sales increase year over year.

Gross profit increased to $183.0 million in 2017 from $168.1 million and decreased to 59.8% of net sales from 60.8% of net sales a year ago. The decrease in the gross margin percentage was primarily a result of the Bolt acquisition with lower gross margins. The Lawson gross margin declined as a percentage of sales primarily driven by higher sales to larger national customers, who typically generate lower product margins, and additional transportation costs associated with the movement of certain inventory due to the closure of the Fairfield, New Jersey, distribution center early in 2017.

Selling, General and Administrative Expenses

	Year Ended December 31,		Increase
	2017	2016	Amount	%

Selling expenses
Lawson	$97,376	$92,908	$4,468	4.8%
Bolt	649	—	649
Consolidated	$98,025	$92,908	$5,117	5.5%

General and administrative expenses
Lawson	$78,460	$76,611	$1,849	2.4%
Bolt	2,019	—	2,019
Consolidated	$80,479	$76,611	$3,868	5.0%

Selling expenses consist of compensation paid to our sales representatives and related expenses to support our sales efforts. Selling expenses increased $5.1 million to $98.0 million in 2017 from $92.9 million in 2016 due primarily to increased compensation costs on higher sales and the acquisition of Bolt. As a percent of sales, selling expenses decreased to 32.0% from 33.6% as the selling expenses were leveraged over a higher sales base.

General and administrative expenses consist of expenses to operate our distribution network and overhead expenses to manage the business, including the 13 branch locations of Bolt. General and administrative expenses increased $3.9 million to $80.5 million in 2017 from $76.6 million in 2016, due primarily to restoring incentive compensation accruals as a result of improved operating results, offset partially by lower depreciation of $1.3 million and lower severance expenses of $1.6 million.

Gain on sale of properties

In 2017, we received net cash proceeds of $6.2 million and recognized a gain of $5.4 million from the sale of our Fairfield, New Jersey distribution center.

Interest Expense

Interest expenses increased $0.1 million in 2017, over the prior year, due primarily to higher average borrowings outstanding.

Other Income, Net

Other income, net increased $0.4 million in 2017, over the prior year, due primarily to the effect of favorable changes in the exchange rate on Canadian transactions.

Income Tax (Benefit) Expense

In 2012, due to historical cumulative losses, we had determined it was more likely than not that we would not be able to utilize our deferred tax assets to offset future taxable income. Therefore, substantially all of our deferred tax assets were subject to a tax valuation allowance.

We have continued to generate pre-tax profits and have utilized some of our net operating loss carryforwards over the last two years and are now in a three year cumulative income position in the U.S. Based on available evidence including the utilization of $18.0 million of net operating loss carryforwards in 2017, we have reached a point of increased confidence in our ability to sustain profit levels and we now believe it is more likely than not that we will be able to utilize a substantial amount of our deferred tax assets to offset future taxable income. Therefore, $21.2 million of our U.S. valuation allowances were released at December 31, 2017.

The benefit generated by the reversal of valuation reserves at December 31, 2017 mainly resulted in the net tax benefit of $19.6 million for 2017 (See Note 9 - Income Taxes in Item 8 for further details). Income tax expense of $0.1 million recorded in 2016 was primarily due to state taxes and adjustments to reserves for uncertain tax positions.

RESULTS OF OPERATIONS FOR 2016 AS COMPARED TO 2015

	Year Ended December 31,				Year to Year
	2016		2015		Change
(Dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%

Net sales	$276,573	100.0%	$275,834	100.0%	$739	0.3%
Cost of goods sold	108,511	39.2	106,710	38.7	1,801	—
Gross profit	168,062	60.8	169,124	61.3	(1,062)	(0.6)

Operating expenses:
Selling expenses	92,908	33.6	90,093	32.7	2,815	4.9
General and administrative expenses	76,611	27.7	75,979	27.5	632	0.8
Total SG&A	169,519	61.3	166,072	60.2	3,447	2.1
Environmental remediation expense	—	—	931	0.3	(931)
Total operating expenses	169,519	61.3	167,003	60.5	2,516

Operating income (loss)	(1,457)	(0.5)	2,121	0.8	(3,578)

Interest expense	(496)	(0.3)	(766)	(0.3)	270
Other income (expense), net	422	0.2	(203)	(0.1)	625

Income (loss) before income tax expense	(1,531)	(0.6)	1,152	0.4	(2,683)
Income tax expense	98	—	855	0.3	(757)

Net income (loss)	$(1,629)	(0.6)%	$297	0.1%	$(1,926)

Sales and gross profit

Net sales increased 0.3% in 2016 to $276.6 million from $275.8 million in 2015, primarily due to an increase in sales by our Kent Automotive and Government divisions, growing current strategic national account relationships and sales generated by acquisitions. This was partially offset by a general slow-down in the MRO marketplace, a decrease in the Canadian exchange rate and a decrease in sales of $2.6 million to oil and gas customers. Average daily sales were $1.098 million in 2016 compared to $1.095 million in 2015.

Gross profit decreased to $168.1 million or 60.8% of net sales from $169.1 million or 61.3% of net sales of net sales a year ago. Product margin remained consistent versus 2015, however, the gross margin percentage was lower due to increased net freight expense and additional labor expenses related to repackaging inventory from acquisitions and additional labor and freight costs incurred as a result of rebalancing and refining our inventory forecasting process.

Selling, General and Administrative Expenses

Selling expenses increased $2.8 million to $92.9 million in 2016 from $90.1 million in 2015 primarily driven by expenses related to an increase in the number of sales representatives. This increase was partially offset by $1.9 million of expense related to the North American sales meeting incurred in 2015 which was not held in 2016.

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

Interest Expense

Interest expense decreased $0.3 million compared to 2015 due primarily to a lower average balance on our revolving credit facility.

Other Income (Expense), Net

Other income (expense), net improved $0.6 million over 2015 primarily due to foreign currency transaction gains and an increase in interest income.

Income Tax Expense

Due to historical cumulative losses, in 2012, we determined it was more likely than not that we would not be able to utilize our deferred tax assets to offset future taxable income. Therefore, substantially all of our deferred tax assets were subject to a tax valuation allowance. Subsequently, in the fourth quarter of 2017, based on available evidence, we reached a point of increased confidence in our ability to sustain profit levels and determined it was more likely than not that we will be able to utilize a substantial amount of our deferred tax assets to offset future taxable income. Therefore, a large portion of our U.S. valuation allowances were released in 2017.

Although we were still in a full tax valuation allowance position, income tax expense of $0.1 million and $0.9 million was recorded in 2016 and 2015, respectively, primarily due to state taxes and adjustments to reserves for uncertain tax positions.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $7.1 million, $8.6 million and $9.5 million in 2017, 2016 and 2015, respectively, primarily reflecting operating results, net of depreciation and amortization.

In 2017, we completed the acquisition of The Bolt Supply House Ltd. for approximately $32.3 million which was paid for by using a combination of cash on hand and borrowings of $16.3 million from our existing revolving credit facility.

In 2017, we completed the sale of our distribution center located in Fairfield, New Jersey, receiving net cash proceeds of $6.2 million. Capital expenditures of $1.3 million, $3.1 million and $2.3 million in 2017, 2016 and 2015, respectively, were primarily for improvements to our distribution centers and information technology. We invested $32.3 million and $6.0 million in 2017 and 2016, respectively, in business acquisitions.

Lawson Loan Agreement

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

At December 31, 2017, we had $13.6 million of borrowings on our revolving line of credit under the Loan Agreement and had borrowing availability of $22.8 million. Additionally, we had $0.9 million outstanding under an Operating Loan Agreement ("Bolt Agreement" ) for aggregate borrowings outstanding of $14.5 million.

In addition to other customary representations, warranties and covenants, and if the excess capacity is below $10.0 million, we are required to meet a minimum trailing twelve month EBITDA to fixed charges ratio, as defined in the amended Loan Agreement. On December 31, 2017, our borrowing capacity exceeded $10.0 million, therefore, we were not subject to these financial covenants, however, we have provided the results of the financial covenants below for informational purposes:

Quarterly Financial Covenants	Requirement	Actual
EBITDA to fixed charges ratio	1.10 : 1.00	3.62 : 1.00

Although we have met the minimum financial covenant levels for all quarters since the Loan Agreement was put in place including the quarter ended December 31, 2017, failure to meet these covenant requirements in future quarters could lead to higher financing costs, increased restrictions, or reduce or eliminate our ability to borrow funds.

No cash dividends were paid in the three years ended December, 31 2017 and dividends are currently restricted under our Loan Agreement to amounts not to exceed $7.0 million annually.

Commitment Letter

Bolt has a Commitment letter which allows Bolt to access up to $5.5 million Canadian dollars. The Commitment Letter carries an interest rate of the prime rate plus 0.25%, is subject to certain covenants and is secured by substantially all of Bolt’s assets. The Commitment Letter is subject to a working capital ratio, a maximum ratio of debt to tangible net worth of the Bolt assets and a debt service coverage ratio as defined in the Commitment Letter. At December 31, 2017, Bolt was in compliance with the financial covenants which are subject to periodic review, at least annually, with the next review due by August 31, 2018.

We believe cash expected to be provided by operations and the funds available under our Loan Agreement are sufficient to fund our operating requirements, strategic initiatives and capital improvements throughout 2018.

CONTRACTUAL OBLIGATIONS

Contractual obligations that require cash payments over future periods at December 31, 2017 were as follows:

(Dollars in thousands)		Payments due in years ended December 31,
	Total	2018	2019 – 2020	2021 - 2022	Thereafter
Revolving line of credit (1)	$14,543	$14,543	$—	$—	$—
Operating leases (2)	13,872	2,910	5,054	4,706	1,202
Financing lease obligation	6,222	1,348	2,839	2,035	—
Capital leases	389	169	184	36	—
Security bonus plan (3)	13,176	195	—	—	12,981
Deferred compensation	5,626	150	257	83	5,136
Purchase commitments	10,211	10,211	—	—	—
Severance obligation	483	483	—	—	—
Total contractual cash obligations	$64,522	$30,009	$8,334	$6,860	$19,319

(1)
The revolving line of credit with CIBC Bank USA formerly known as The PrivateBank expires in August 2020. Due to the lock box arrangement and a subjective acceleration clause contained in the borrowing agreement, the revolving line of credit is classified as a current contractual obligation.

(2)	Operating lease obligations are partially offset by future proceeds of $0.5 million from a sub-lease expiring in March 2023.

(3)
Payments to participants in our security bonus plan are made on a lump sum basis at time of separation from the Company. Payouts for known separation dates have been included in the scheduled year of payout, while payouts for unknown separation dates are reflected in the thereafter column.

OFF-BALANCE SHEET ARRANGEMENTS

Of the $13.9 million operating lease obligation, $6.4 million relates to a lease agreement for our headquarters which expires in March 2023, and $3.2 million relates to a lease agreement for our Reno, Nevada, distribution center which expires in June 2024. The remainder of the operating leases relate to the lease of warehouse and office equipment. The lease obligation associated with our headquarters is partially offset by $0.5 million of total future minimum lease proceeds from a portion of the leased headquarters that has been sub-leased through March of 2023.

Also, as of December 31, 2017, we had contractual commitments to purchase $10.2 million of product from our suppliers and contractors.

CRITICAL ACCOUNTING POLICIES

We have disclosed our significant accounting policies in Note 2 to the consolidated financial statements. The following provides information on the accounts requiring more significant estimates.

Allowance for Doubtful Accounts — We evaluate the collectability of accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings, substantial down-grading of credit ratings), a specific reserve for bad debts is recorded against amounts due to reduce the receivable to the amount we believe will be collected. For all other customers, we recognize reserves for bad debts based on our historical experience of bad debt write-offs as a percent of accounts receivable outstanding. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations), the estimates of the recoverability of amounts due to us could be revised by a material amount. At December 31, 2017, our reserve was 1.2% of our gross accounts receivable outstanding. A hypothetical change of one percent to our reserve as a percent of our gross accounts receivable would have affected our annual doubtful accounts expense by approximately $0.4 million.

Inventory Reserves — Inventories consist principally of finished goods and are stated at the lower of cost (determined using the first-in-first-out method) or net realizable value. Most of our products are not exposed to the risk of obsolescence due to technology changes. However, some of our products do have a limited shelf life, and from time to time we add and remove items from our catalogs, brochures or website for marketing and other purposes.

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

At December 31, 2017, our inventory reserve was $5.6 million, equal to approximately 9.8% of our total inventory. A hypothetical change of one percent to our reserve as a percent of total inventory would have affected our cost of goods sold by $0.5 million.

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

In 2012, due to historical cumulative losses, we had determined it was more likely than not that we would not be able to utilize our deferred tax assets to offset future taxable income. Therefore, substantially all of our deferred tax assets were subject to a tax valuation allowance.

We have continued to generate pre-tax profits and have utilized some of our net operating loss carryforwards over the last two years and are now in a three year cumulative income position in the U.S. Based on available evidence, including the utilization of $18.0 million of net operating loss carryforwards in 2017, we have reached a point of increased confidence in our ability to sustain profit levels and we now believe it is more likely than not that we will be able to utilize a substantial amount of our deferred tax assets to offset future taxable income. Therefore, $21.2 million of our U.S. valuation allowances were released at December 31, 2017.

Goodwill Impairment – Goodwill is tested annually during the fourth quarter, or when events occur or circumstances change that would more likely than not reduce the fair value of each reporting unit below its carrying value. Qualitative factors are reviewed to determine if it is more likely than not that the fair value of the reporting unit is greater than the carrying value. The Company considers factors such as macroeconomic, industry and market conditions, cost factors, overall financial performance and other relevant factors that would affect the individual reporting segments. If we determine that it is more likely than not that the fair value of the reporting unit is greater than the carrying value of the reporting unit, then no further impairment testing is needed.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Two of our subsidiaries are located and operate in Canada using the Canadian dollar as its functional currency. Operating results are translated into U.S. dollars when consolidated into our financial statements. Therefore, we are exposed to market risk relating to the change in the value of the Canadian dollar relative to the U.S. dollar. A hypothetical 10% change in the Canadian exchange rate would have affected our 2017 net sales by $3.9 million and net assets by $5.2 million.

Certain compensation awards have been granted to our directors, officers and key employees that are payable in cash based upon the market price of our common stock. These awards are re-measured each reporting period and the effect of the change in the share price is reflected in our operating results. A hypothetical 10% increase in the price of our common stock on December 31, 2017 would have decreased our 2017 operating results by $1.7 million and a hypothetical decrease of 10% in the price would have increased our 2017 operating results by $0.7 million.

A number of our current and past employees have opted to defer a portion of their earned compensation to be paid at a future date. These individuals have the ability to invest the deferred compensation in one or more portfolios that track the performance of various mutual funds. As of December 31, 2017, the liability, which is based on the performance of these funds, was $5.6 million. Additionally, we have invested funds in life insurance policies on certain executives. As of December 31, 2017, the cash surrender value of life insurance policies invested in financial instruments similar to those supporting the deferred compensation liability was $12.0 million. Therefore, any future net increase or decrease in the market value of the deferred compensation liability would be offset by the performance of the portfolio of the cash value of the life insurance asset and the combined gain and loss would have no material effect on our financial results.

As of December 31, 2017, we had a $14.5 million outstanding balance on our revolving lines of credit. The market risk of a one percentage point change in the LIBOR or Prime interest rates would affect our operating results by $0.1 million.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following information is presented in this item:

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Lawson Products, Inc.
Chicago, Illinois
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Lawson Products, Inc. (the “Company”) and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 22, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/BDO USA, LLP
We have served as the Company's auditors since 2013
Chicago, Illinois
February 22, 2018

Lawson Products, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$4,416	$10,421
Restricted cash	800	800
Accounts receivable, less allowance for doubtful accounts of $476 and $454, respectively	38,575	30,200
Inventories, net	50,928	42,561
Miscellaneous receivables and prepaid expenses	3,728	3,788
Total current assets	98,447	87,770

Property, plant and equipment, less accumulated depreciation and amortization	27,333	30,907
Deferred income taxes	21,248	20
Goodwill	19,614	5,520
Cash value of life insurance	11,964	10,051
Intangible assets, net	11,813	844
Other assets	248	195
Total assets	$190,667	$135,307

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving lines of credit	$14,543	$841
Accounts payable	12,394	11,307
Accrued expenses and other liabilities	33,040	27,289
Total current liabilities	59,977	39,437

Security bonus plan	12,981	14,216
Financing lease obligation	6,420	7,543
Deferred compensation	5,476	4,830
Deferred rent liability	3,512	3,676
Deferred tax liability	3,115	—
Other liabilities	5,696	4,472
Total liabilities	97,177	74,174

Commitments and contingencies – Note 13

Stockholders’ equity:
Preferred stock, $1 par value:
Authorized - 500,000 shares, issued and outstanding - None	—	—
Common stock, $1 par value:
Authorized - 35,000,000 shares Issued – 8,921,302 and 8,864,929 shares, respectively Outstanding – 8,888,028 and 8,832,623 shares, respectively	8,921	8,865
Capital in excess of par value	13,005	11,055
Retained earnings	71,453	41,943
Treasury stock – 33,274 and 32,306 shares held, respectively	(711)	(691)
Accumulated other comprehensive income (loss)	822	(39)
Total stockholders’ equity	93,490	61,133
Total liabilities and stockholders’ equity	$190,667	$135,307

See notes to Consolidated Financial Statements

Lawson Products, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Net sales	$305,907	$276,573	$275,834
Cost of goods sold	122,889	108,511	106,710
Gross profit	183,018	168,062	169,124

Operating expenses:
Selling expenses	98,025	92,908	90,093
General and administrative expenses	80,479	76,611	75,979
Total SG&A	178,504	169,519	166,072
Gain on sale of property	(5,422)	—	—
Environmental remediation expense	—	—	931
Operating expenses	173,082	169,519	167,003

Operating income (loss)	9,936	(1,457)	2,121

Interest expense	(622)	(496)	(766)
Other income (expenses), net	780	422	(203)

Income (loss) before income taxes	10,094	(1,531)	1,152
Income tax (benefit) expense	(19,594)	98	855

Net Income (loss)	$29,688	$(1,629)	$297

Basic income (loss) per share of common stock	$3.35	$(0.19)	$0.03

Diluted income (loss) per share of common stock	$3.25	$(0.19)	$0.03

Weighted average shares outstanding:
Basic weighted average shares outstanding	8,864	8,780	8,726
Effect of dilutive securities outstanding	267	—	150
Diluted weighted average shares outstanding	9,131	8,780	8,876

Comprehensive income (loss)
Net income (loss)	$29,688	$(1,629)	$297
Other comprehensive income (loss), net of tax:
Adjustment for foreign currency translation	861	427	(1,892)
Comprehensive income (loss)	$30,549	$(1,202)	$(1,595)

See notes to Consolidated Financial Statements

Lawson Products, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands)

	Common Stock, $1 par value	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive income (loss)	Total stockholders' equity
Balance at January 1, 2015	$8,720	$8,701	$43,275	$(267)	$1,426	$61,855
Net income	—	—	297	—	—	297
Adjustment for foreign currency translation	—	—	—	—	(1,892)	(1,892)
Stock-based compensation	—	1,252	—	—	—	1,252
Shares issued	76	(76)	—	—	—	—
Share repurchase under stock award program	—	—	—	(248)	—	(248)
Balance at December 31, 2015	8,796	9,877	43,572	(515)	(466)	61,264

Net loss	—	—	(1,629)	—	—	(1,629)
Adjustment for foreign currency translation	—	—	—	—	427	427
Stock-based compensation	—	1,247	—	—	—	1,247
Shares issued	69	(69)	—	—	—	—
Share repurchase under stock award program	—	—	—	(176)	—	(176)
Balance at December 31, 2016	8,865	11,055	41,943	(691)	(39)	61,133

Change in accounting principle (1)	—	—	(178)	—	—	(178)
Net income	—	—	29,688	—	—	29,688
Adjustment for foreign currency translation	—	—	—	—	861	861
Stock-based compensation	—	2,006	—	—	—	2,006
Shares issued	56	(56)	—	—	—	—
Share repurchase under stock award program	—	—	—	(20)	—	(20)
Balance at December 31, 2017	$8,921	$13,005	$71,453	$(711)	$822	$93,490

(1)
The Company adopted the provisions of ASU 2016-09, Compensation - Stock Compensation - Improvements to Employee Share-Based Payment Accounting, on January 1, 2017 using the modified retrospective approach. See Note 1 - Basis of Presentation and Summary of Significant Accounting Policies for further details.

See notes to Consolidated Financial Statements

Lawson Products, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities
Net income (loss)	$29,688	$(1,629)	$297

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,770	8,066	8,543
Stock-based compensation	3,106	2,469	2,093
Deferred income taxes	(21,229)	31	—
Gain on disposal of property and equipment	(5,422)	—	—
Increase in environmental reserve	—	—	931

Changes in operating assets and liabilities, net of effect of acquired businesses:
Accounts receivable	(5,275)	(3,252)	3,285
Inventories, net	(1,713)	2,229	(116)
Prepaid expenses and other assets	(1,226)	(45)	418
Accounts payable and other liabilities	1,846	573	(6,133)
Other	525	194	215
Net cash provided by operating activities	$7,070	$8,636	$9,533

Investing activities
Purchases of property, plant and equipment	$(1,256)	$(3,112)	$(2,342)
Business acquisitions, net of acquired cash	(32,286)	(6,030)	(441)
Proceeds from sale of property	6,177	—	3
Net cash used in investing activities	$(27,365)	$(9,142)	$(2,780)

Financing activities
Net proceeds from (payments on) revolving line of credit	$13,595	$(84)	$925
Proceeds from stock option exercises	20	—	50
Repurchase treasury shares	(20)	(176)	(248)
Business acquisition payment	(80)	—	—
Net cash provided by (used in) financing activities	$13,515	$(260)	$727

Effect of exchange rate changes on cash and cash equivalents	775	422	(922)

Increase (decrease) in cash and cash equivalents	(6,005)	(344)	6,558
Cash and cash equivalents at beginning of year	10,421	10,765	4,207
Cash and cash equivalents at end of year	$4,416	$10,421	$10,765

See notes to Consolidated Financial Statements

Lawson Products, Inc.
Notes to Consolidated Financial Statements

Note 1 - Description of Business

Lawson Products, Inc. (“Lawson” or the “Company”) is a North American distributor of products and services to the industrial, commercial, institutional and government maintenance, repair and operations (“MRO”) marketplace. The Company has two operating segments. The Lawson operating segment distributes MRO products to customers primarily through a network of sales representatives offering VMI service to customers throughout the United States and Canada. In October 2017 the Company acquired The Bolt Supply House, Ltd. ("Bolt"), an MRO distributor located in western Canada. The Bolt operating segment distributes MRO products primarily through its 13 branches located in Western Canada.

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

Cash Equivalents — The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amount of the Company’s cash equivalents at December 31, 2017 approximates fair value.

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

Inventories — Inventories principally consist of finished goods stated at the lower of cost or net realizable value using the first-in-first-out method. To reduce the cost basis of inventory to a lower of cost or net realizable value, a reserve is recorded for slow-moving and obsolete inventory based on historical experience and monitoring of current inventory activity. Estimates are used to determine the necessity of recording these reserves based on periodic detailed analysis using both qualitative and quantitative factors. As part of this analysis, the Company considers several factors including the inventories length of time on hand, historical sales, product shelf life, product life cycle, product category and product obsolescence.

Property, Plant and Equipment — Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation expense is computed primarily by the straight-line method for its buildings, machinery and equipment, furniture and fixtures and vehicles. The Company estimates useful lives of 20 to 30 years for buildings and improvements and 3 to 10 years for machinery and equipment, furniture and fixtures and vehicles. Amortization of financing and capital leases is included in depreciation expense.

Depreciation expense was $4.7 million, $4.7 million and $4.6 million for 2017, 2016 and 2015, respectively. Capitalized software is amortized over estimated useful lives of 3 to 5 years using the straight-line method. Amortization expense of capitalized software was $1.6 million, $3.1 million and $3.8 million for 2017, 2016 and 2015, respectively.

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

Goodwill — The Company had $19.6 million and $5.5 million of goodwill in 2017 and 2016, respectively. Goodwill represents the cost of business acquisitions in excess of the fair value of identifiable net tangible and intangible assets acquired. Goodwill is allocated to the appropriate reporting unit, which are the same as the operating segments as reviewed by the Company’s chief operating decision maker responsible for reviewing operating performance and allocating resources. The Company reviews goodwill for potential impairment annually during the fourth quarter, or when an event or other circumstance changes that would more likely than not reduce the fair value of the asset below its carrying value.

The first step in the multi-step process to determine if goodwill has been impaired and to what degree is to review the relevant qualitative factors that could cause the fair value of the reporting unit to decrease below the carrying value of the reporting unit. After reviewing the qualitative factors relevant to the reporting units, including conditions surrounding the industry we operate in compared to when the acquisitions were completed, the financial performance of the reporting units compared to our projected results, and macroeconomic conditions as a whole, we have determined that it is more likely than not that the fair value of the reporting units exceed their carrying value, therefore goodwill has not been impaired and no further steps need to be taken.

Intangible Assets — The Company's intangible assets consists of trade names, and customer relationships. Intangible assets are amortized over weighted average 15 and 11 year estimated useful lives for trade names and customer relationships, respectively.

Impairment of Long-Lived Assets — The Company reviews its long-lived assets, including property, plant and equipment and definite life intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. Recoverability is measured by a comparison of the assets' carrying amount to their expected future undiscounted net cash flows. If such assets are considered to be impaired, the impairment to be recognized is measured based on the amount by which the carrying amount of the asset exceeds its fair value. In 2016 the Company determined that a triggering event had occurred when it announced a plan to close its distribution center located in Fairfield, New Jersey. Based on independent offers obtained for the facility, the Company determined that no impairment had occurred. No additional triggering events or impairments occurred in 2017.

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

In 2012, due to historical cumulative losses, we had determined it was more likely than not that we would not be able to utilize our deferred tax assets to offset future taxable income. Therefore, substantially all of our deferred tax assets were subject to a tax valuation allowance.

We have continued to generate pre-tax profits and have utilized some of our net operating loss carryforwards over the last two years and are now in a three year cumulative income position in the U.S. Based on available evidence, including the utilization of $18.0 million of net operating loss carryforwards in 2017, we have reached a point of increased confidence in our ability to sustain profit levels and we now believe it is more likely than not that we will be able to utilize a substantial amount of our deferred tax assets to offset future taxable income. Therefore, a large portion of our U.S. valuation allowances were released in 2017.

Earnings from the Company's foreign subsidiaries are considered to be indefinitely reinvested. A distribution of these non-U.S. earnings in the form of dividends or otherwise would subject the Company to foreign withholding taxes and may subject the Company to U.S. federal and state taxes.

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

Leases — Leases are categorized as either operating or capital leases at inception. Operating lease costs are recognized on a straight-line basis over the term of the lease. An asset and a corresponding liability for the capital lease obligation are established for the cost of capital leases. The capital lease obligation is amortized over the shorter of the estimated useful life of the asset or the lease term. The Company purchased $0.3 million and $0.2 million of assets financed by capital leases in 2017 and 2016, respectively, in non-cash transactions that were not reflected in the Consolidated Statements of Cash Flows.

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

Earnings per Share — Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution from the exercise or conversion of outstanding stock options, market stock units and restricted stock awards into common stock. For the years ended December 31, 2017, 2016 and 2015, stock options to purchase 80,000, 40,000 and 40,000, respectively of the Company's common stock were excluded from the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common stock. The dilutive effect of outstanding securities of approximately 164,000 for the year ended December 31, 2016, were excluded from the computation of diluted earnings per share as the Company recorded a loss for those periods and therefore the effect would have been anti-dilutive.

Foreign Currency — The accounts of foreign subsidiaries are measured using the local currency as the functional currency. All balance sheet amounts are translated into U.S. dollars using the exchange rates in effect at the applicable period end. Components of income or loss are translated using the average exchange rate for each reporting period.

Gains and losses resulting from changes in the exchange rates from translation of the subsidiary accounts in local currency to U.S. dollars are reported as a component of Accumulated other comprehensive income or loss in the consolidated balance sheets. Gains and losses resulting from the effect of exchange rate changes on transactions denominated in currencies other than the functional currency are included as a component of net income or loss upon settlement of the transaction.

Gains and losses resulting from intercompany transactions are included as a component of net income or loss each reporting period unless the transactions are of a long-term-investment nature and settlement is not planned or anticipated in the foreseeable future, in which case the gains and losses are recorded as a component of Accumulated other comprehensive or loss in the consolidated balance sheets.

Treasury Stock —The Company repurchased 968, 7,162 and 11,261 shares of its common stock in 2017, 2016 and 2015, respectively, from employees upon the vesting of restricted stock to offset the income taxes owed by those employees. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of stockholders’ equity. The value of the treasury stock repurchased of $20 thousand, $176 thousand and $248 thousand in 2017, 2016 and 2015, respectively.

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

Use of Estimates — Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported for allowance for doubtful accounts. inventory reserves, goodwill and intangible assets valuation, and income taxes in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

ASU 2016-09, Improvements to Employee Share-Based Payment Accounting

Effective January 1, 2017, the Company adopted Accounting Standards Update 2016-09, “Compensation-Stock Compensation (Topic 718)” (“ASU 2016-09”). Prior to January 1, 2017, the Company recognized excess tax benefits or deficiencies of stock-based compensation expense, to the extent that there were sufficient recognized excess tax benefits previously recognized, as a component of additional paid-in capital. ASU 2016-09 requires the Company to account for excess tax benefits and tax deficiencies as discrete items in the reporting period in which they occur. The adoption was applied on a modified retrospective basis. Deferred tax assets related to stock-based compensation were fully reserved and, therefore, there was no net effect on the Company's beginning balance sheet for 2017 and a $0.2 million benefit to the Company's results of operations.

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

Additionally, ASU 2016-09 addressed the presentation of employee taxes paid on the statement of cash flows. The Company is now required to present the cost of shares withheld from the employee to satisfy the employees’ income tax liability as a financing activity on the statement of cash flows rather than as an operating cash flow. The Company adopted this change retrospectively. The Company withheld shares with a value of $20 thousand, $176 thousand and $248 thousand to satisfy employee taxes in the years ended December 31, 2017, 2016 and 2015, respectively.

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which is intended to help companies evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses by providing a more robust framework to use in determining when a set of assets and activities is a business. This ASU will be effective commencing with our quarter ending March 31, 2018. Although we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements upon adoption, it may have a material impact if applicable transactions occur.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. This standard eliminates a step from the goodwill impairment test and instead requires an entity to recognize a goodwill impairment charge for the amount by which the goodwill carrying amount exceeds the reporting unit’s fair value. This guidance is effective for interim and annual goodwill impairment tests in fiscal years beginning after December 15, 2019, and early adoption is permitted. This guidance must be applied on a prospective basis. We adopted this guidance on January 1, 2017. The adoption of this guidance had no material impact on our financial position, results of operations or cash flows.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. The Company will adopt ASU 2016-02 in the first quarter of 2019. While the effect of the pronouncement has not yet been quantified, the Company is continuing to evaluate the impact of recording the right-of-use-assets and liabilities on its financial position. The Company anticipates it will be required to record assets and liabilities for leases currently classified as operating leases.

In November, 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. This update simplifies the presentation of deferred income taxes by requiring all entities that present a classified balance sheet to classify all deferred tax assets and liabilities as a noncurrent amount. The objective of this ASU is to reduce the cost and complexity of recording deferred taxes without affecting the usefulness of financial statement information. The pronouncement is effective for public entities in fiscal years beginning after December 15, 2016, including interim periods within those fiscal years and the guidance may be applied on either a prospective or retrospective basis. The Company adopted ASU 2015-07 on a prospective basis in 2017.

In July 2015, the FASB issued ASU No.  2015-11, Simplifying the Measurement of Inventory, which requires an entity to measure inventory at the lower of cost or net realizable value, which consists of the estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. This pronouncement is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those fiscal years. The guidance is to be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company adopted ASU 2015-11 on January 1, 2017 and it had no material impact on its financial position, results of operations or cash flows.

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

The ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments and assets recognized from the costs to obtain or fulfill a contract. Numerous updates were issued in 2016 that provide clarification on a number of specific issues as well as requiring additional disclosures.

The Company established a team to address the effect of the new accounting standard. The team has reviewed the terms and conditions included in a representative sample of its contracts with customers and, as a result of this review, determined that the terms of the majority of its contracts are similar in nature. Therefore, the Company will adopt the standard through the application of the portfolio approach in which a representative sample of customer contracts that are characteristically representative of all contracts are selected and are assessed under the guidance of the new standard.

In applying the standard to the terms of these contracts, the Company identified that its Vendor Managed Inventory ("VMI") service in the Lawson segment is a separate performance obligation associated with its written and implied contracts. The VMI performance obligation is generally completed within a short period of time subsequent to control of the product passing to the customer. The amount of revenue associated with the VMI service will be deferred until the time that the VMI performance obligation has been completed.

Under the portfolio method, the Company has developed a methodology to estimate the dollar amount of this deferral. The methodology, as a practical expedient, uses certain assumptions to estimate the amount of revenue to be deferred. These estimates include, among others, the percentage of customers that take advantage of the VMI services offered, the amount of revenue to be allocated to the VMI service based on the value of the service to its customers, and the amount of time after control of the product passes to the customer that the VMI service obligation is completed.

The Company will apply this methodology to calculate the impact of the pronouncement on its consolidated financial statements. The Company expects to adopt ASU 2014-09 January 1, 2018 using the modified retrospective method. Under this method, a cumulative effect adjustment will be recorded based on applying the guidance to the customer contracts that were not completed at the date of initial application. As a result, prior periods will not be adjusted to reflect application of the new guidance.

Although the calculation has not yet been finalized, the Company anticipates that it will record a one-time increase in deferred revenue and a decrease to retained earnings of approximately $1.0 million in the first quarter of 2018 due to the adoption of the standard. The estimated impact of adopting ASC 606 is based on the Company's best estimate at the time of the preparation of this Annual Report on Form 10-K. The actual impact is subject to change prior to the first quarter 2018 filing. After initial adoption, the effect on consolidated revenue and expenses in subsequent periods is not expected to be significant. However, additional quantitative and qualitative presentations and disclosures will be required on identified revenue streams and performance obligations.

Note 3 - Acquisitions

2017

In October, 2017, the Company acquired The Bolt Supply House Ltd., based in Calgary, Canada, for a purchase price of approximately $32.3 million, The purchase price was funded with cash on hand and utilization of Lawson Products’ existing credit facility. Bolt is a leading Canadian distributor of high quality fasteners, power tools and industrial MRO supplies, with 13 branch locations throughout Alberta, Saskatchewan, and Manitoba, Canada. The acquisition was made to add to the Company's revenue and earnings and expand distribution coverage in Western Canada.

The purchase price of the acquisition was allocated to the fair market value of Bolt's assets and liabilities on the acquisition date. The fair market value appraisals of the majority of the assets and liabilities were determined third party valuation firms including intangible assets of $7.2 million for trade names and $4.2 million for customers relationships and their estimated useful lives of 15 and 12 years, respectively. The $14.2 million allocated to goodwill reflects the purchase price less the fair market value of the identifiable net assets. The appropriate fair values of the assets acquired and liabilities assumed, and the related tax balances, are based on preliminary estimates and assumptions. These preliminary estimates and assumptions could change significantly during the purchase price measurement period as the Company finalizes the valuations of the assets acquired and liabilities assumed, and the related tax balances. Such changes could result in material variances between the Company's future financial results and the amounts presented in the unaudited pro forma information, including variances in the estimated purchase price, fair values recorded and expenses associated with these items. Further operating details related to the operations of Bolt subsequent to the acquisition are included in Note 16 - Segment information.

2016

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

The Company allocated $0.7 million of the purchase price of the three acquisitions to an intangible asset for customer relationships which will be amortized over five years. Total contingent consideration of $0.4 million was not reflected in the condensed consolidated statement of cash flows.

2015

The Company acquired one Company in 2015, West Coast Fasteners LTD (West Coast"), an auto parts distributor located in western Canada for approximately $0.4 million in cash.

A summary of the purchase price allocation of the acquisitions is as follows:

	(Dollars in thousands)
	December 31,
	2017	2016	2015
Cash paid and liabilities assumed
Cash paid	$32,286	$6,030	$441
Deferred tax liability	3,065	—	—
Other liabilities	2,434	188	—
Contingent consideration	—	412	—
	$37,785	$6,630	$441

Fair value of assets acquired
Goodwill	$14,176	$5,231	$299
Trade names	7,241	—	—
Inventory	6,315	584	137
Customer relationships	4,186	733	—
Accounts receivable	3,323	—	—
Property, plant and equipment	1,796	—	—
Other assets	748	82	5
	$37,785	$6,630	$441

Additional acquisition expenses of $0.7 million, $0.6 million and $0.3 million were recorded as a component of General and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss) for 2017, 2016 and 2015, respectively.

The following table contains unaudited pro forma net sales and net income (loss) for Lawson Products assuming the Bolt acquisition closed on January 1, 2016, the Mattic, F.B Feeney and Perfect Product acquisitions closed on January 1, 2015 and the West Coast acquisition closed on January 1, 2014.

	(Dollars in thousands)
	Year Ended December 31,
	2017	2016	2015
Net Sales
Actual	$305,907	$276,573	$275,834
Pro forma	$331,522	$308,250	$283,573

Net income (loss)
Actual	$29,688	$(1,629)	$297
Pro forma	$31,083	$(1,148)	$317

The pro forma disclosures in the table above include adjustments for, amortization of intangible assets, interest expense, tax expenses and the impact of pro forma adjustments and acquisition costs to reflect results that are more representative of the combined results of the transactions as if the Bolt acquisition closed on January 1, 2016, the Mattic, F.B Feeney and Perfect Product acquisitions closed on January 1, 2015 and the West Coast acquisition closed on January 1, 2014. This pro forma information utilizes certain estimates, is presented for illustrative purposes only and may not be indicative of the results of operation that would have actually occurred. In addition, future results may vary significantly from the results reflected in the pro forma information. The unaudited pro forma financial information does not reflect the impact of future events that may occur after the acquisition, such as anticipated cost savings from operating synergies.

Note 4 — Restricted Cash

The Company has agreed to maintain $0.8 million in a money market account as collateral for an outside party that is providing certain commercial card processing services for the Company. The Company is restricted from withdrawing this balance without the prior consent of the outside party during the term of the agreement.

Note 5 – Inventories, net

Inventories, net, consisting primarily of purchased goods which are offered for resale, were as follows:

	(Dollars in thousands)
	December 31,
	2017	2016
Inventories, gross	$56,492	$48,038
Reserve for obsolete and excess inventory	(5,564)	(5,477)
Inventories, net	$50,928	$42,561

Note 6 - Property, Plant and Equipment

Components of property, plant and equipment were as follows:

	(Dollars in thousands)
	December 31,
	2017	2016
Land	$2,752	$2,721
Buildings and improvements	16,973	18,981
Machinery and equipment	23,277	22,837
Capitalized software	21,947	21,371
McCook Facility	12,961	12,961
Furniture and fixtures	5,634	5,714
Capital leases	806	534
Vehicles	214	166
Construction in progress	375	571
	84,939	85,856
Accumulated depreciation and amortization	(57,606)	(54,949)
	$27,333	$30,907

In 2017, the Company received net cash proceeds of $6.2 million and recognized a gain of $5.4 million from the sale of its Fairfield, New Jersey distribution center.

Note 7 - Goodwill

Goodwill activity related to these acquisitions is included in the table below:

	(Dollars in thousands)
	December 31,
	2017	2016
Beginning balance	$5,520	$319
Acquisition	14,176	5,231
Impact of foreign exchange	(9)	(30)
Adjustment to prior year allocation (1)	(73)	—
Ending balance	$19,614	$5,520

(1)	The reduction of $0.1 million in 2017 resulted from a non-cash adjustment to the estimated purchase price allocation to inventory originally recorded in 2016.

Goodwill was tested for impairment in the fourth quarter of 2017 and no adjustment was deemed necessary.

Note 8 - Intangible assets

The gross carrying amount and accumulated amortization by intangible asset class were as follows:

	(Dollars in thousands)
	December 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$8,182	$(957)	$7,225	$1,000	$(787)	$213
Customer relationships	4,911	(323)	4,588	716	(85)	631
	$13,093	$(1,280)	$11,813	$1,716	$(872)	$844

Amortization expense of $0.4 million, $0.1 million and $0.1 million related to intangible assets was recorded in General and administrative expenses for 2017, 2016 and 2015, respectively. The estimated aggregate amortization expense for each of the next five years are as follows:

(Dollars in thousands)
Year	Amortization
2018	$875
2019	1,111
2020	1,254
2021	1,363
2022	1,154
Thereafter	6,056
$11,813

Note 9 – Income Taxes

Income (loss) from operations before income taxes consisted of the following:

	(Dollars in thousands)
	Year Ended December 31,
	2017	2016	2015
United States	$10,159	$(708)	$3,583
Canada	(65)	(823)	(2,431)
	$10,094	$(1,531)	$1,152

Provision (benefit) for income taxes from operations for the years ended December 31, consisted of the following:

	(Dollars in thousands)
	Year Ended December 31,
	2017	2016	2015
Current income tax expense (benefit):
U.S. federal	$296	$97	$(461)
U.S. state	129	(33)	75
Canada	1,209	3	1,241
Total	$1,634	$67	$855
Deferred income tax expense (benefit):
U.S. federal	$(17,971)	$—	$—
U.S. state	(3,257)	31	—
Canada	—	—	—
Total	$(21,228)	$31	$—
Total income tax expense (benefit):
U.S. federal	$(17,675)	$97	$(461)
U.S. state	(3,128)	(2)	75
Canada	1,209	3	1,241
Total	$(19,594)	$98	$855

The reconciliation between the effective income tax rate and the statutory federal rate for operations was as follows:

	Year Ended December 31,
	2017	2016	2015
Statutory federal rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
Change in valuation allowance - reversal	(210.5)	—	—
Change in valuation allowance - federal tax rate change	(126.4)	—	—
Change in valuation allowance - current period activity	(65.7)	14.5	(86.4)
Federal tax rate change	126.4	—	—
Foreign income inclusion	29.2	—	—
Change in uncertain tax positions	7.7	0.6	56.2
State and local taxes, net	4.7	(17.4)	10.4
Alternative minimum tax	3.6	(6.3)	7.6
Meals & entertainment	1.4	(9.0)	11.6
Executive life insurance	0.9	(3.1)	2.4
Provision to return differences	(0.7)	(4.5)	24.4
Captive insurance income	0.3	(3.0)	—
Foreign tax rate differential	0.1	(14.3)	17.9
Other items, net	(0.1)	1.1	(4.9)
Provision for income taxes (benefit)	(194.1)%	(6.4)%	74.2%

The Company paid income taxes of $0.3 million, $0.2 million and $0.1 million in the years ended December 31, 2017, 2016, and 2015, respectively. At December 31, 2017, the Company had $28.8 million of U.S. federal net operating loss carryforwards which are subject to expiration beginning in 2030 and $23.4 million of various state net operating loss carryforwards which expire at varying dates through 2034.

In the second quarter of 2017, the Company increased its deferred tax assets and related valuation allowance by $7.6 million that may arise from future settlement of uncertain tax positions in Canada. There was no impact to the Company's consolidated statements of income and comprehensive income, balance sheets or statements of cash flows, as at the time the Company had valuation allowances equal to the value of the deferred tax assets. That amount was reduced to $4.6 million as of December 31, 2017 primarily as a result of the lower U.S. federal rate.

Primarily due to the cumulative losses that were incurred over several years, management determined in 2012 that it was more likely than not that the company would not be able to utilize its deferred tax assets to offset future taxable income. Valuation allowances ("VA’s") were recorded against virtually all the gross deferred tax assets at that time. At each reporting date since 2012, Lawson management has considered new evidence, both positive and negative, that could impact management’s view with regard to the realization of its deferred tax assets and the reversal of the corresponding valuation allowances. If the company was able to demonstrate that it can consistently generate income it may lead to a determination that there is sufficient positive evidence to conclude that it is more likely than not that the company will be able to utilize its deferred tax assets to offset future taxable income.
We have continued to generate pre-tax profits and have utilized some of our net operating loss carryforwards over the last two years and are now in a three year cumulative income position in the U.S. Based on available evidence, including the utilization of $18.0 million of net operating loss carryforwards in 2017, we have reached a point of increased confidence in our ability to sustain profit levels and we now believe it is more likely than not that we will be able to utilize a substantial amount of our deferred tax assets to offset future taxable income. Therefore, a large portion of our U.S. valuation allowances were released in 2017.
Certain valuation allowances mostly pertaining to the deferred tax assets related to our foreign operations will remain. The Company will continue to monitor all positive and negative evidence related to the remaining valuation of deferred tax assets on a quarterly basis.

The Tax Cuts and Jobs Act was enacted into law on December 22, 2017. Among its provisions, the law reduced the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018, requiring the Company to re-measure its net U.S. deferred tax assets to reflect the reduction in the tax rate. The impact of the change resulted in a reduction to deferred tax assets of $12.6 million offset by the same decrease in the valuation allowance. The income tax benefit recorded in 2017 of $19.6 million was primarily the result of the valuation allowance reversal of $21.2 million recorded at December 31, 2017.

The Tax Cuts and Jobs Act also requires that a US shareholder of a specified foreign corporation ("SFC") to include in gross income, at the end of the SFC’s last tax year beginning before January 1, 2018, the US shareholder’s pro-rata share of certain of the SFC’s undistributed and previously untaxed post-1986 foreign earnings and profits ("E&P"). The U.S. shareholder’s income inclusion is taxed at an effective U.S. federal income tax rate of either 15.5% or 8%. The 15.5% rate applies to the extent that the SFC’s hold cash and certain other assets, and the 8% rate applies to the extent the income inclusion exceeds the foreign cash position. During the fourth quarter of 2017, the Company utilized $8.4 million of net operating losses to offset its E&P.

The Securities and Exchange Commission ("SEC") recently issued SAB 118 (Income Tax Accounting Implications of the Tax Cuts and Jobs Act) which allows registrants to record provisional amounts during a measurement period. The SAB allows a company to recognize provisional amounts when it does not have the necessary information prepared in reasonable detail to calculate the effect of the change in tax law. Per the SAB, a company should report provisional amounts when the accounting is not complete, but for which a reasonable estimate can be determined. Lawson has included in its 2017 taxable income calculation a provisional amount of approximately $8.4 million representing previously untaxed foreign earnings and profits. The Company will not accrue any federal income tax on this amount as the company is able to utilize federal net operating losses to offset the income.

As a result of acquisitions completed in 2017, 2016 and 2015, the Company recorded $19.6 million of tax deductible goodwill that may result in a tax benefit in future periods.

Deferred income tax assets and liabilities contain the following temporary differences:

	(Dollars in thousands)
	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforward	$12,120	$17,518
Compensation and benefits	7,828	12,126
Inventory reserve	1,689	2,750
Capital loss carryforward	1,326	2,210
Accounts receivable reserve	130	183
Other	1,155	1,770
Total deferred tax assets	24,248	36,557
Deferred tax liabilities:
Intangible assets	3,115	—
Property, plant and equipment	41	433
Other	403	688
Total deferred liabilities	3,559	1,121
Net deferred tax assets before valuation allowance	20,689	35,436
Valuation allowance	(2,556)	(35,416)
Net deferred tax assets	$18,133	$20

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	(Dollars in thousands)
	December 31,
	2017	2016
Balance at beginning of year	$3,249	$3,136
Additions for tax positions of current year	865	544
Additions for tax positions of prior years	141	116
Reductions for tax positions of prior year	—	(547)
Balance at end of year	$4,255	$3,249

The recognition of the unrecognized tax benefits would have a favorable effect on the effective tax rate. Due to the uncertainty of both timing and resolution of income tax examinations, the Company is unable to determine whether any amounts included in the December 31, 2017 balance of unrecognized tax benefits represent tax positions that could significantly change during the next twelve months. The unrecognized tax benefits are recorded as a component of Other liabilities in the Consolidated Balance Sheets. Interest and penalties related to unrecognized tax benefits are recorded as a component of income tax expense.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. As of December 31, 2017, the Company was subject to U.S federal income tax examinations for the years 2014 through 2016 and income tax examinations from various other jurisdictions for the years 2011 through 2016.

Note 10 - Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	(Dollars in thousands)
	December 31,
	2017	2016

Accrued compensation	$9,044	$5,465
Accrued stock-based compensation (stock performance rights)	8,712	7,859
Accrued and withheld taxes, other than income taxes	1,136	1,149
Financing lease obligation	1,123	996
Accrued profit sharing	894	627
Accrued health benefits	657	676
Accrued severance	483	1,428
Other	10,991	9,089
	$33,040	$27,289

Note 11 – Loan Agreements

Lawson Loan Agreement

In 2012, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with CIBC Bank USA, formerly known as The PrivateBank and Trust Company. The Loan Agreement consists of a $40.0 million revolving line of credit facility, which includes a $10.0 million sub-facility for letters of credit. Certain terms of the original Loan Agreement were revised in December 2013 and in September 2016. The Loan Agreement, as amended, expires in August 2020. Due to the lock box arrangement and a subjective acceleration clause contained in the Loan Agreement, any outstanding borrowings under the revolving line of credit are classified as a current liability.

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

At December 31, 2017, the Company had $13.6 million outstanding balance under its revolving line of credit facility and additional borrowing availability of $22.8 million. The carrying amount of the Company’s debt at December 31, 2017 approximates its fair value. The Company paid interest of $0.6 million, $0.2 million and $0.5 million in 2017, 2016 and 2015, respectively. The weighted average interest rate was 3.2% in 2017. The Company had $1.7 million of outstanding letters of credit as of December 31, 2017.

In addition to other customary representations, warranties and covenants, and if the excess capacity is below $10.0 million, the Company is required to meet a minimum trailing twelve month EBITDA to fixed charges ratio, as defined in the amended Loan Agreement. On December 31, 2017, the Company's borrowing capacity exceeded $10.0 million, therefore, the Company was not subject to these financial covenants, however, for informational purposes the results of the financial covenant is provided below:

Quarterly Financial Covenants	Requirement	Actual
EBITDA to fixed charges ratio	1.10 : 1.00	3.62 : 1.00

The Company was in compliance with all covenants as of December 31, 2017.

Commitment Letter

Bolt has a Commitment Letter with BMO Bank of Montreal ("BMO") dated March 30, 2017 which allows Bolt to access up to $5.5 million Canadian dollars in the form of either an overdraft facility or as commercial letters of credit. The Commitment Letter is cancellable at any time at BMOs sole discretion and is secured by substantially all of Bolt’s assets. It carries an interest rate of the bank's prime rate plus 0.25%. At December 31, 2017, Bolt had $1.2 million Canadian dollars of outstanding borrowings and remaining borrowing availability of $4.3 million Canadian dollars. The Commitment Letter is subject to a working capital ratio of 1.35:1, a maximum ratio of debt to tangible net worth of 2.5:1 of the Bolt assets and Debt Service Coverage Ratio 1.25:1 as defined in the Commitment Letter. At December 31, 2017, Bolt was in compliance with all covenants which are subject to periodic review, at least annually, with the next review due by August 31, 2018.

Note 12 – Reserve for Severance

Severance costs are primarily related to management realignment and reorganization. The table below reflects the activity in the Company’s reserve for severance and related payments.

	(Dollars in thousands)
	Year Ended December 31,
	2017	2016	2015
Beginning balance	$1,710	$697	$311
Charged to earnings	738	2,376	1,273
Cash paid	(1,965)	(1,363)	(887)
Ending balance	$483	$1,710	$697

The remaining severance liabilities outstanding as of December 31, 2017 will be paid by the end of 2018, and are included in Accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets.

Note 13 - Retirement and Security Bonus Plans

The Company provides a 401(k) defined contribution plan to allow employees a pre-tax investment vehicle to save for retirement. The Company made contributions to the 401(k) plan of $3.1 million, $3.1 million and $2.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The Company provides a profit sharing plan for certain sales, office and warehouse employees. The amounts of the Company’s annual contributions are determined annually by the Board of Directors. Expenses incurred for the profit sharing plan were $0.9 million, $0.6 million and $0.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The Company has a security bonus plan which was previously created for the benefit of its independent sales representatives, under the terms of which participants are credited with a percentage of their annual net commissions. The aggregate amounts credited to participants’ accounts vest 25% after five years, and an additional 5% vests each year thereafter upon qualification for the plan. On January 1, 2013, the Company converted all of its U.S. independent sales representatives to employees. The security bonus for those converted employees continue to vest, but their accounts are no longer credited with a percentage of net commissions. For financial reporting purposes, amounts are charged to operations over the vesting period. Expenses incurred for the security bonus plan were $0.5 million, $0.4 million and $0.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. The security bonus plan is partially funded by a $4.5 million investment in the cash surrender value in life insurance of certain employees. Of the $13.2 million total liability, $0.2 million is classified as a current liability and the remaining $13.0 million is classified as long-term.

Bolt provides its employees with a Registered Retirement Savings Plan ("RRSP") which is a tax deferred defined contribution retirement investment. Bolt contributes 4.0% of the employees pre-tax compensation. In the three months they were owned by Lawson, Bolt contributed $42 thousand to the RRSP.

Note 14 - Commitments and Contingencies

Lease Commitments

Total rental expense for the years ended December 31, 2017, 2016 and 2015 amounted to $2.6 million, $2.2 million and $2.0 million, respectively. Of the $13.9 million future minimum operating lease commitments outstanding at December 31, 2017, $6.4 million relates to a lease for the Company's headquarters which expires in March 2023. The lease commitment is partially offset by a portion of the headquarters that has been sub-leased through March 2023 and includes total future minimum lease proceeds of $0.5 million.

The Company has a financing lease for the McCook Facility which expires in June 2022 and includes future minimum lease payments, related to the building, of $6.2 million.

The Company’s future minimum lease commitments, principally for facilities and equipment, as of December 31, 2017, were as follows:

	(Dollars in thousands)
Year ended December 31,	Operating Leases	Financing Lease	Capital Leases
2018	$2,910	$1,348	$169
2019	2,590	1,395	112
2020	2,464	1,444	72
2021	2,451	1,493	36
2022	2,255	542	—
Thereafter	1,202	—	—
Total	$13,872	$6,222	$389

At December 31, 2017, the cost and accumulated depreciation of the asset related to the financing lease were $13.0 million and $7.2 million, respectively, and the cost and accumulated amortization of the assets related to capital leases were $0.8 million and $0.4 million, respectively.

Litigation, regulatory and tax matters

  The Company is involved in legal actions that arise in the ordinary course of business. It is the opinion of management that the resolution of any currently pending litigation will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

In 2017 the Company received estimates from its environmental consulting firm for two new remediation solutions based on a chemical injection process. The first solution would consist of chemical injections throughout the entire site to directly eliminate the hazardous substances in the soil and groundwater. The second solution would consist of chemical injections around the perimeter of the site to prevent the migration of the hazardous chemicals off-site. Neither solution would require additional excavation or repairs to be made to the property. Additionally, the estimated required monitoring period would be substantially reduced. The estimated expenditures over an 18 month period under the two injection scenarios ranged from $0.9 million to $2.0 million. The Company does not expect to capitalize any amounts related to these remediation options.

The Company has determined that it will initially proceed with the method of injecting chemicals around the perimeter of the site to prevent the migration of the hazardous chemicals off-site. As of December 31, 2017, approximately $1.0 million remains accrued for this remediation in other long-term liabilities on the accompanying consolidated balance sheet. This estimate was based on the information provided to date and as the remediation efforts proceed, additional information may impact the final cost. As of December 31, 2017, agreement with Alabama’s voluntary cleanup program on viable treatment of the property has not yet been reached and the Company continues to evaluate potential remediation alternatives that could impact the ultimate cost of remediation.

Note 15 – Stock-Based Compensation Plans

Plan Administration

The Company's Amended and Restated 2009 Equity Compensation Plan (“Equity Plan”) provides for the grant of nonqualified and incentive stock options, stock awards and stock units to officers and employees of the Company. The Equity Plan also provides for the grant of option rights and restricted stock to non-employee directors. As of December 31, 2017, the Company had approximately 140,000 shares of common stock still available under the Equity Plan with no participant allowed a grant of more than 40,000 shares of common stock in any calendar year. The Equity Plan is administered by the Compensation Committee of the Board of Directors, or its designee, which as administrator of the plan, has the authority to select plan participants, grant awards, and determine the terms and conditions of the awards.

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

On December 31, 2017, the SPRs outstanding were re-measured at fair value using the Black-Scholes valuation model. This model requires the input of subjective assumptions that may have a significant impact on the fair value estimate. The weighted-average estimated value of SPRs outstanding as of December 31, 2017 was $9.83 per SPR using the following assumptions:

Expected volatility	20.5% to 44.2%
Risk-free rate of return	1.2% to 2.2%
Expected term (in years)	0.1 to 4.5
Expected annual dividend	$0

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

Compensation expense of $1.2 million, $1.2 million and $0.9 million was recorded for the years ended December 31, 2017, 2016 and 2015, respectively. Cash in the amount of $0.3 million, $0.3 million and $1.0 million was paid out for SPR exercises in 2017, 2016 and 2015. A liability of $8.7 million reflecting the estimated fair value of future pay-outs has been included as a component of Accrued expenses on the consolidated balance sheets.

Activity related to the Company’s SPRs during the year ended December 31, 2017 was as follows:

	Number of SPRs	Weighted Average Exercise Price
Outstanding on December 31, 2016	946,701	$19.60
Granted	78,948	25.12
Exercised	(34,095)	12.99
Cancelled	(30,000)	36.71
Outstanding on December 31, 2017	961,554	9.76

Exercisable on December 31, 2017	702,438	$17.66

The SPRs outstanding had an intrinsic value of $6.3 million as of December 31, 2017. Unrecognized compensation cost related to non-vested SPRs was $1.7 million at December 31, 2017, which will be recognized over a weighted average period of 1.9 years. During the year ended December 31, 2017, 152,232 SPRs with a fair value of $0.8 million vested. At December 31, 2017, the weighted average remaining contractual term was 4.7 years for all outstanding SPRs and 4.4 years for all exercisable SPRs.

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

Compensation expense of $0.9 million, $0.6 million and $0.6 million related to the RSAs was recorded in General and administrative expenses for 2017, 2016 and 2015, respectively. Activity related to the Company’s RSAs during the year ended December 31, 2017 was as follows:

Restricted Stock Awards
Outstanding on December 31, 2016	31,897
Granted	104,920
Exchanged for shares	(31,897)
Outstanding on December 31, 2017	104,920

As of December 31, 2017, there was $1.7 million of total unrecognized compensation cost related to RSAs that will be recognized over a weighted average period of 1.9 years. The awards granted in 2017 had a weighted average grant date fair value of $22.73 per share.

Market Stock Units

Market Stock Units ("MSUs") are exchangeable for between 0% to 150% of the Company's common shares at the end of the vesting period based on the trailing 60 day average closing price of the Company's common stock. The value of the MSUs was determined using a geometric brownian motion model that, based on certain variables, generates a large number of random trials simulating the price of the common stock over the measurement period. Expense of $0.9 million, $0.5 million and $0.5 million related to MSUs was recorded in the years ended December 31, 2017, 2016 and 2015, respectively. Activity related to the Company’s MSUs during the year ended December 31, 2017 was as follows:

	Number of Market Stock Units	Maximum Shares Potentially Issuable
Outstanding on December 31, 2016	149,532	224,298
Granted	98,243	147,365
Cancelled	(25,839)	(38,759)
Outstanding on December 31, 2017	221,936	332,904

Stock Options

Each stock option can be exchanged for one share of the Company’s common stock at the stated exercise price. Activity related to stock options during the year ended December 31, 2017 was as follows:

	Number of Stock Options	Weighted average exercise price
Outstanding on December 31, 2016	45,910	26.55
Granted	40,000	27.01
Exercised	(1,434)	14.04
Outstanding on December 31, 2017	84,476	26.98

Expense related to stock options was $0.2 million in 2017 and unrecognized compensation at December 31, 2017 was $0.1 million.

Stock Awards

During 2017, 40,000 stock awards were exercised resulting in the issuance of 23,042 common shares. At December 31, 2017, no stock awards remained outstanding.

Note 16 – Segment Information

With the acquisition of Bolt in 2017, the Company now operates in two reportable segments. The businesses were determined to be separate reportable segments because of differences in their financial characteristics and the methods they employ to deliver product to customers. The operating segments are reviewed by the Company’s chief operating decision maker responsible for reviewing operating performance and allocating resources. The Lawson segment primarily relies on its large network of sales representatives to visit the customer at the customers' work location and provide VMI service and produce sales orders for product that is then shipped to the customer. The Bolt segment primarily sells product to customers when the customers visit one of Bolt's 13 branch locations and the product is delivered to the customers at the spot of sale.

Financial information for the Company's reportable segments follows:

	(Dollars in thousands)
	Year Ended December 31,
	2017	2016	2015
Net sales
Lawson	$297,953	$276,573	$275,834
Bolt	7,954	—	—
Consolidated total	$305,907	$276,573	$275,834

Gross profit
Lawson	$179,578	$168,062	$169,124
Bolt	3,440	—	—
Consolidated total	$183,018	$168,062	$169,124

Operating Income (loss)
Lawson	$3,958	$(1,457)	$3,052
Bolt	556	—	—
Gain on sale of property	5,422	—	—
Environmental remediation expense	—	—	(931)
Consolidated total	9,936	(1,457)	2,121
Interest expense	(622)	(496)	(766)
Other income (expense), net	780	422	(203)
Income (loss) before income taxes	$10,094	$(1,531)	$1,152

Capital expenditures
Lawson	$1,251	$3,112	$2,342
Bolt	5	—	—
Consolidated total	$1,256	$3,112	$2,342

Depreciation and amortization
Lawson	$6,486	$8,066	$8,543
Bolt	284	—	—
Consolidated total	$6,770	$8,066	$8,543

Total assets
Lawson	$161,076	$135,307	$133,094
Bolt	38,423	—	—
Intercompany note receivable	(8,832)	—	—
Consolidated total	$190,667	$135,307	$133,094

Financial information related to the Company’s continuing operations by geographic area follows:

	(Dollars in thousands)
	Year Ended December 31,
	2017	2016	2015
Net sales (1)
United States	$266,994	$250,824	$251,129
Canada	38,913	25,749	24,705
Consolidated total	$305,907	$276,573	$275,834

Long-lived assets (2)
United States	$24,686	$30,041	$33,813
Canada	34,322	7,425	242
Consolidated total	$59,008	$37,466	$34,055

(1)    Net sales are attributed to countries based on the location of customers.

(2)    Long-lived assets primarily consist of property, plant and equipment, goodwill, intangibles and other assets.

Note 17 - Summary of Unaudited Quarterly Results of Operations

Unaudited quarterly results of operations for the years ended December 31, 2017 and 2016 are summarized below:

	(Dollars in thousands, except per share data)
	2017 Quarter Ended
	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Net sales	$80,633	$75,651	$75,006	$74,617
Gross profit	$46,993	$46,005	$45,141	$44,879
Net income	$20,237	$1,321	$7,273	$857

Basic income per share of common stock	$2.28	$0.15	$0.82	$0.10
Diluted income per share of common stock (1)	$2.21	$0.14	$0.80	$0.09

	(Dollars in thousands, except per share data)
	2016 Quarter Ended
	Dec. 31	Sep. 30	Jun. 30	Mar. 31
Net sales	$67,315	$70,199	$69,348	$69,711
Gross profit	$40,504	$42,573	$42,526	$42,459
Net income (loss)	$(4,643)	$1,825	$172	$1,017

Basic income (loss) per share of common stock (1)	$(0.53)	$0.21	$0.02	$0.12
Diluted income (loss) per share of common stock (1)	$(0.53)	$0.20	$0.02	$0.11

(1)
The sum of the quarterly earnings per share amounts may not equal the total annual earnings per share due to rounding and the uneven timing of earnings throughout the year compared to the weighted average shares outstanding.

Lawson Products, Inc.
Schedule II -Valuation and Qualifying Accounts

The roll forward of valuation accounts were as follows:

	(Dollars in thousands)
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2017	$454	$499	$(477)	(1)	$476
Year ended December 31, 2016	543	361	(450)	(1)	454
Year ended December 31, 2015	733	353	(543)	(1)	543

Valuation allowance for deferred tax assets:
Year ended December 31, 2017	$35,416	$(32,860)	$—		$2,556
Year ended December 31, 2016	36,516	(1,100)	—		35,416
Year ended December 31, 2015	36,675	(159)	—		36,516

(1)	Uncollected receivables written off, net of recoveries and translation adjustments.

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

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.  In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission “Internal Control – Integrated Framework” (2013).  Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017. The Company’s independent registered public accounting firm, BDO USA, LLP, has audited and issued a report on the Company’s internal controls over financial reporting as set forth in this annual report.

The Company is in the process of integrating The Bolt Supply House Ltd. ("Bolt"), which was acquired on October 3, 2017, into its overall internal control over financial reporting. Management elected to exclude the internal controls of Bolt from its assessment of and conclusion on the effectiveness of internal control over financial reporting for the year ended December 31, 2017, as permitted by the SEC's interpretive guidance. Bolt constituted 20% and 37% of total assets and net assets, respectively, as of December 31, 2017, and 3% and 1% of revenues and net income, respectively, for the year then ended.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Lawson Products, Inc.
Chicago, Illinois
Opinion on Internal Control over Financial Reporting
We have audited Lawson Products, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedule and our report dated February 22, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
As indicated in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of The Bolt Supply House Ltd., which was acquired on October 3, 2017, and which is included in the consolidated balance sheet of the Company and subsidiaries as of December 31, 2017, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended. The Bolt Supply House Ltd. constituted 20% and 37% of total assets and net assets, respectively, as of December 31, 2017, and 3% and 1% of revenues and net income, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of The Bolt Supply House Ltd. because of the timing of the acquisition which was completed on October 3, 2017. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of The Bolt Supply House Ltd.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/BDO USA, LLP

Chicago, IL
February 22, 2018

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

a.    Directors

The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2018, under the caption “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.

b.    Executive Officers

The information required by this Item is set forth under the caption Item 1 — Business under “Executive Officers of the Registrant.”

c.    Audit Committee

Information on the Company’s Audit Committee is contained under the caption “Board of Directors Meetings and Committees” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2018, which is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2018, under the caption “Remuneration of Executive Officers,” which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2018 under the caption “Securities Beneficially Owned by Principal Stockholders and Management” which information is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2017 regarding the number of shares of common stock that were available for issuance under the Company’s equity compensation plans which are described in greater detail in Note 14 in the Consolidated Financial Statements.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (1) (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	522,300	$26.98	140,244
Equity compensation plans not approved by security holders	—	—	—
Total	522,300	$26.98	140,244

(1)	Includes potential common stock issuance of 104,920 from restricted stock awards, 332,904 from market stock units and 84,476 from stock options.

(2)	Weighted-average exercise price of 84,476 stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2018 under the caption “Election of Directors” and “Certain Relationships and Related Transactions” which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required under this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2018 under the caption “Fees Paid to Independent Auditors” which information is incorporated herein by reference.

PART IV

Lawson Products, Inc.
Notes to Consolidated Financial Statements

ITEM 15. EXHIBITS,  FINANCIAL STATEMENT SCHEDULES.

(a)    (1)    See Index to Financial Statements in Item 8 on page 26.

(2)    See Schedule II in Item 8 on page 53.

(3)    Exhibits:

Exhibit Number	Description of Exhibit
2.1
Share Purchase Agreement dated October 3, 2017 between the Company and John J. McCann and 1701017 Alberta Ltd. and John McCann Family Trust and The Gideon Trust and Prairie Merchant Corporation and W. Brett Wilson incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated October 3, 2017.

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

Lawson Products, Inc.
Notes to Consolidated Financial Statements

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

10.15
Consent to Loan and Security Agreement dated September 30, 2015 between the Company and The PrivateBank and Trust Company, incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K dated December 31, 2015.

10.18*
Change in Control Agreement effective October 16, 2015 by and between the Company and Shane McCarthy, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 16, 2015.

10.19	Consent to Loan and Security Agreement dated March 7, 2016 between the Company and The PrivateBank and Trust Company.
10.20
Fourth Amendment to Loan and Security Agreement dated April 11, 2016 between the Company and The PrivateBank and Trust Company incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 11, 2016.

10.21
Fifth Amendment to Loan and Security Agreement dated June 30, 2016 between the Company and The PrivateBank and Trust Company incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 30, 2016.

10.22
Sixth Amendment to Loan and Security Agreement dated September 30, 2016 between the Company and The PrivateBank and Trust Company incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 30, 2016.

10.23
Seventh Amendment to Loan and Security Agreement dated February 14, 2017 between the Company and The PrivateBank and Trust Company incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 14, 2017.

10.24
Eighth Amendment to Loan and Security Agreement dated March 30, 2017 between the Company and The PrivateBank and Trust Company incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 30, 2017.

10.25 *
Employment Agreement dated as of August 14, 2017 by and between Lawson Products, Inc., an Illinois corporation, and Michael G. DeCata, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 14, 2017.

10.26 *
Award Agreement dated as of August 14, 2017 by and between Lawson Products, Inc., an Illinois corporation, and Michael G. DeCata, incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated August 14, 2017.

Lawson Products, Inc.
Notes to Consolidated Financial Statements

10.27
Consent and Ninth Amendment to Loan and Security Agreement dated October 2, 2017 between the Company and CIBC Bank USA formerly known as The PrivateBank and Trust Company incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 3, 2017.

10.28	Commitment Letter dated as of March 30, 2017 between The Bolt Supply House Ltd. and BMO Bank of Montreal.
21	Subsidiaries of the Company.
23	Consent of BDO USA, LLP.
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Indicates management employment contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAWSON PRODUCTS, INC

By:	/s/ Michael G. DeCata

Michael G. DeCata
President, Chief Executive Officer and Director
(principal executive officer)

	Date:	February 22, 2018

By:	/s/ Ronald J. Knutson

Ronald J. Knutson
Executive Vice President, Chief Financial Officer, Treasurer and Controller
(principal financial and accounting officer)

	Date:	February 22, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below this 22nd day of February, 2018, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title
/s/ Ronald B. Port	Chairman of the Board
Ronald B. Port
/s/ Andrew B. Albert	Director
Andrew B. Albert
/s/ I. Steven Edelson	Director
I. Steven Edelson
/s/ James S. Errant	Director
James S. Errant
/s/ Lee S. Hillman	Director
Lee S. Hillman
/s/ J. Bryan King	Director
J. Bryan King
/s/ Thomas S. Postek	Director
Thomas S. Postek
/s/ Wilma J. Smelcer	Director
Wilma J. Smelcer