Form 10-Q
period 2018-03-31
LAWSON PRODUCTS INC/NEW/DE/
filed 2018-04-20
CIK 703604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 OR 15(d) of the Securities Exchange Act of 1934
For quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, $1 par value, as of April 14, 2018 was 8,888,335.

“Safe Harbor” Statement under the Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms “may,” “should,” “could,” “anticipate,” “believe,” “continues,” “estimate,” “expect,” “intend,” “objective,” “plan,” “potential,” “project” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions or beliefs and are subject to a number of factors, assumptions and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include:

•	the effect of general economic and market conditions;

•	the ability to generate sufficient cash to fund our operating requirements;

•	the ability to meet the covenant requirements of our line of credit;

•	the market price of our common stock may decline;

•	inventory obsolescence;

•	work stoppages and other disruptions at transportation centers or shipping ports;

•	changing customer demand and product mixes;

•	increases in energy and commodity prices;

•	decreases in demand from oil and gas customers due to lower oil prices;

•	disruptions of our information and communication systems;

•	cyber attacks or other information security breaches;

•	failure to recruit, integrate and retain a talented workforce including productive sales representatives;

•	the inability to successfully make or integrate acquisitions into the organization;

•	foreign currency fluctuations

•	failure to manage change within the organization;

•	highly competitive market;

•	changes that affect governmental and other tax-supported entities;

•	violations of environmental protection or other governmental regulations;

•	negative changes related to tax matters; and

•	all other factors discussed in the Company’s “Risk Factors” set forth in its Annual Report on Form 10-K for the year ended December 31, 2017.

The Company undertakes no obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
Lawson Products, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share data)

	March 31, 2018	December 31, 2017
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$4,357	$4,416
Restricted cash	800	800
Accounts receivable, less allowance for doubtful accounts of $504 and $476, respectively	39,097	38,575
Inventories, net	50,589	50,928
Miscellaneous receivables and prepaid expenses	4,764	3,728
Total current assets	99,607	98,447

Property, plant and equipment, net	26,392	27,333
Deferred income taxes	20,806	21,248
Goodwill	19,132	19,614
Cash value of life insurance	12,007	11,964
Intangible assets, net	11,342	11,813
Other assets	246	248
Total assets	$189,532	$190,667

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$17,899	$14,543
Accounts payable	13,209	12,394
Accrued expenses and other liabilities	28,727	33,040
Total current liabilities	59,835	59,977

Security bonus plan	12,928	12,981
Financing lease obligation	6,128	6,420
Deferred compensation	5,838	5,476
Deferred rent liability	3,329	3,512
Deferred tax liability	3,050	3,115
Other liabilities	4,859	5,696
Total liabilities	95,967	97,177

Stockholders’ equity:
Preferred stock, $1 par value:
Authorized - 500,000 shares, Issued and outstanding — None	—	—
Common stock, $1 par value:
Authorized - 35,000,000 shares Issued - 8,921,609 and 8,921,302 shares, respectively Outstanding - 8,888,335 and 8,888,028 shares, respectively	8,922	8,921
Capital in excess of par value	13,655	13,005
Retained earnings	72,360	71,453
Treasury stock – 33,274 shares	(711)	(711)
Accumulated other comprehensive income (loss)	(661)	822
Total stockholders’ equity	93,565	93,490
Total liabilities and stockholders’ equity	$189,532	$190,667

See notes to condensed consolidated financial statements.

Lawson Products, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income (Loss)
(Dollars in thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2018	2017

Product revenue	$74,970	$74,617
Service revenue	9,489	$—
Total revenue	$84,459	$74,617

Product cost of goods sold	34,832	29,738
Service costs	3,409	—
Gross profit	46,218	44,879

Operating expenses:
Selling expenses	21,940	24,804
General and administrative expenses	22,441	19,363
Operating expenses	44,381	44,167

Operating income	1,837	712

Interest expense	(240)	(94)
Other income, net	287	225

Income before income taxes	1,884	843
Income tax expense (benefit)	648	(14)

Net income	$1,236	$857

Basic income per share of common stock	$0.14	$0.10

Diluted income per share of common stock	$0.13	$0.09

Weighted average shares outstanding:
Basic weighted average shares outstanding	8,888	8,834
Effect of dilutive securities outstanding	297	255
Diluted weighted average shares outstanding	9,185	9,089

Comprehensive income:
Net income	$1,236	$857
Other comprehensive income (loss), net of tax
Adjustment for foreign currency translation	(1,483)	73
Net comprehensive income (loss)	$(247)	$930

See notes to condensed consolidated financial statements.

Lawson Products, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017

Operating activities:
Net income	$1,236	$857

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,686	1,705
Stock-based compensation	970	(30)
Deferred income taxes	454	—
Changes in operating assets and liabilities:
Accounts receivable	(831)	(3,894)
Inventories	19	(626)
Prepaid expenses and other assets	(1,864)	(305)
Accounts payable and other liabilities	(4,277)	(1,099)
Other	116	116
Net cash used in operating activities	$(2,491)	$(3,276)

Investing activities:
Purchases of property, plant and equipment	$(652)	$(204)
Business acquisition	(157)	—
Net cash used in investing activities	$(809)	$(204)

Financing activities:
Net proceeds from revolving line of credit	$3,356	$957
Net cash provided by financing activities	$3,356	$957

Effect of exchange rate changes on cash and cash equivalents	(115)	75

Decrease in cash, cash equivalents and restricted cash	(59)	(2,448)

Cash, cash equivalents and restricted cash at beginning of period	5,216	11,221

Cash, cash equivalents and restricted cash at end of period	$5,157	$8,773

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Lawson Products, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of the Company, all normal recurring adjustments have been made that are necessary to present fairly the results of operations for the interim periods. Operating results for the three month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

The Company has two operating segments. The first segment is the Lawson operating segment distributes maintenance, repair and operations ("MRO") products to customers primarily through a network of sales representatives offering vendor managed inventory ("VMI") service to customers throughout the United States and Canada. The second segment is the Bolt Supply operating segment distributes MRO products primarily through its 13 branches located in Western Canada.

Note 2 - Revenue Recognition

Adoption of ASC 606

On January 1, 2018 the Company adopted Accounting Standards Codification 606-Revenue From Contracts With Customers (“ASC 606”). As part of the Company's adoption of ASC 606, it concluded that it has two separate performance obligations, and accordingly, two separate revenue streams: product and services. As a result, the Company is now reporting two separate revenue streams and two separate costs of revenues. The adoption of ASC 606 had a minimal impact on total reported revenues, costs and net income for the first quarter of 2018. However, the adoption required prospective reclassification of certain selling expenses associated with the separately identified vendor managed inventory services performance obligation costs historically classified as selling expenses to cost of sales. As ASC 606 was adopted on a modified retrospective method, prior quarters are not restated. The following information is intended to provide comparable information on selected financial statement line items in accordance with both ASC 606 and previous accounting literature (ASC 605 Revenue Recognition). Effective January 1, 2018, the Company recorded a cumulative effect adjustment in opening retained earnings in the amount of $0.3 million based on applying the guidance to the customer contracts that were not completed on that date.

ASC 606 defines a five step process to recognize revenues at the time and in an amount that reflects the consideration expected to be received for the performance obligations that have been provided. ASC 606 defines contracts as written, oral and through customary business practice. Under this definition, the Company considers contracts to be created at the time an order to purchase product is agreed upon regardless of whether or not there is a written contract.

Performance Obligations

Lawson has two operating segments ; the Lawson segment and the Bolt Supply segment. These customer contracts have the following performance obligations:

The Lawson segment has two distinct performance obligations offered to its customers: a product performance obligation and a service performance obligation. Although the Company has identified that it offers its customers both a product and a service obligation, the customer only receives one invoice per transaction with no price breakout between these obligations and the Company does not price its offerings based on any breakout between these obligations.

Lawson generates revenue primarily from the sale of MRO products to its customers. Revenue related to product sales is recognized at the time that control of the product has been transferred to the customer; either at the time the product is shipped or the time the product has been received by the customer. The Company does not commit to long-term contracts to sell customers a certain minimum quantity of products.

The Lawson segment offers a VMI service proposition to its customers. A portion of these services, primarily related to stocking of product and maintenance of the MRO inventory, is provided a short period of time after control of the purchased product has been transferred to the customer. Since some components of VMI service have not been provided at the time the control of the product transfers to the customer, that portion of expected consideration is deferred until the time that those services have been provided.

The Bolt Supply segment does not provide VMI services for its customers or provide services in addition to product sales to customers. Revenue is recognized at the time that control of the product has been transferred to the customer which is either upon delivery or shipment depending on the terms of the contract.

Accounting Policy Elections

The Company has elected to treat shipping and handling costs after the control of the product has been transferred to the customer as a fulfillment cost.

Sales taxes that are imposed on our sales and collected from customers are excluded from revenues.

The Company expenses sales commissions when incurred as the amortization period is one year or less.

Significant Judgments

The Company employs certain significant judgments to estimate the dollar amount of revenue, and related expenses, allocated to the sale of product and service. These judgments include, among others, the percentage of customers that take advantage of the VMI services offered, the amount of revenue to be allocated to the VMI service based on the value of the service to its customers, and the amount of time after control of the product passes to the customer that the VMI service obligation is completed. It is assumed that any customer who averages placing orders at a frequency of longer than 30 days does not take advantage of the available VMI services offered. The estimate of the cost of sales is based on expenses directly related to sales representatives that provide direct VMI services to the customer.

Financial Impact of ASC 606 Adoption

As a result of applying ASC 606 the Company recorded a liability of $0.7 million for deferred revenue on January 1, 2018. Expenses related to these revenues of $0.4 million were also deferred resulting in a net a net reduction to opening retained earnings of $0.3 million as of January 1, 2018. At March 31, 2018, the Company had a deferred revenue liability of $0.9 million and a deferred expense of $0.6 million for related expenses associated with the deferred service performance obligations, respectively. The deferral of revenue and expenses does not affect the amount, timing and any uncertainty of cash flows generated from operations.
The following table presents the impact of ASC 606 on Condensed Consolidated Statements of Income (Unaudited):

	Three Months Ended March 31, 2018
(Dollars in thousands)	As Reported	Service Revenues and Costs Adjustments	Pro-Forma as if Previous Accounting Guidance Was in Effect

Product revenue	$74,970	$9,664	$84,634
Service revenue	9,489	(9,489)	—
Net revenue	$84,459	$175	$84,634

Product cost of goods sold	$34,832	$—	$34,832
Service costs	3,409	(3,409)	—
Total cost of goods sold	$38,241	$(3,409)	$34,832

Gross profit	46,218	3,584	49,802
Gross profit percentage	54.7%		58.8%

Selling expenses	21,940	3,546	25,486
General and administrative expenses	22,441	—	22,441
Operating expenses	44,381	3,546	47,927

Operating income as reported was $1,837,000 whereas pro forma operating income as if previous accounting guidance was in effect would have been $1,875,000.

Disaggregated revenue by geographic area follows:

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017

United States	$68,318	$67,281
Canada	16,141	7,336
Consolidated total	$84,459	$74,617

Disaggregated revenue by product type follows:

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017

Fastening Systems	23.8%	20.8%
Fluid Power	14.5%	15.2%
Specialty Chemicals	11.9%	13.9%
Cutting Tools and Abrasives	14.9%	14.2%
Electrical	11.2%	12.4%
Aftermarket Automotive Supplies	8.5%	9.4%
Safety	4.5%	4.2%
Welding and Metal Repair	1.8%	2.4%
Other	9.0%	7.5%
Consolidated Total	100.0%	100.0%

Note 3 — Restricted Cash

The Company has agreed to maintain $0.8 million in a money market account as collateral for an outside party that is providing certain commercial card processing services for the Company. The Company is restricted from withdrawing this balance without the prior consent of the outside party during the term of the agreement.

Note 4 — Inventories, net

Inventories, net, consisting primarily of purchased goods which are offered for resale, were as follows:

	(Dollars in thousands)
	March 31, 2018	December 31, 2017
Inventories, gross	$56,389	$56,492
Reserve for obsolete and excess inventory	(5,800)	(5,564)
Inventories, net	$50,589	$50,928

Note 5 — Acquisition

In October, 2017, the Company acquired The Bolt Supply House Ltd. ("Bolt Supply"), based in Calgary, Canada, for a purchase price of approximately $32.3 million, The purchase price was funded with cash on hand and utilization of Lawson Products’ existing credit facility. Bolt Supply is a leading Canadian distributor of high quality fasteners, power tools and industrial MRO supplies, with 13 branch locations throughout Alberta, Saskatchewan, and Manitoba, Canada.

The purchase price of the acquisition was allocated to the fair market value of Bolt Supply's assets and liabilities on the acquisition date. The fair market value appraisals of the majority of the assets and liabilities were determined by third party valuation firms including intangible assets of $7.2 million for trade names and $4.2 million for customer relationships, respectively. The trade names and customer relationships intangible assets have estimated useful lives of 15 and 12 years, respectively. The $14.0 million allocated to goodwill reflects the purchase price less the fair market value of the identifiable net assets. The fair values of the assets acquired and liabilities assumed, and the related tax balances, are based on preliminary estimates and assumptions. These preliminary estimates and assumptions could change significantly during the purchase price measurement period of one year as the Company finalizes the valuations of the assets acquired and liabilities assumed, and the related tax balances. Such changes could result in material variances between the Company's future financial results and the amounts presented in the unaudited pro forma information, including variances in the estimated purchase price, fair values recorded and expenses associated with these items. Further operating details related to the operations of Bolt Supply subsequent to the acquisition are included in Note 13 - Segment information.

The following table contains unaudited pro forma revenue and net income for Lawson Products assuming the Bolt Supply acquisition closed on January 1, 2016.

(Dollars in thousands)
Three Months Ended
March 31, 2017
Revenue
Actual	$74,617
Pro forma	81,438

Net income
Actual	$857
Pro forma	1,090

The pro forma disclosures in the table above include adjustments for, amortization of intangible assets and acquisition costs to reflect results as if the acquisition of Bolt Supply had closed on January 1, 2016 rather than on the actual acquisition date. This pro forma information utilizes certain estimates, is presented for illustrative purposes only and is not intended to be indicative of the actual results of operation. In addition, future results may vary significantly from the results reflected in the pro forma information. The unaudited pro forma financial information does not reflect the impact of future positive or negative events that may occur after the acquisition, such as anticipated cost savings from operating synergies.

Note 6 - Goodwill

Goodwill activity for the first three months of 2018 and 2017 is included in the table below:

	(Dollars in thousands)
	Three Months Ended March 31,
	2018	2017
Beginning balance	$19,614	$5,520
Adjustment to original acquisition allocation	(17)	—
Impact of foreign exchange	(465)	40
Ending balance	$19,132	$5,560

Note 7 - Intangible assets

The gross carrying amount and accumulated amortization by intangible asset class were as follows:

	(Dollars in thousands)
	March 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$8,001	$(1,059)	$6,942	$8,182	$(957)	$7,225
Customer relationships	4,790	(390)	4,400	4,911	(323)	4,588
	$12,791	$(1,449)	$11,342	$13,093	$(1,280)	$11,813

Amortization expense of $0.2 million and $0.1 million related to intangible assets was recorded in General and administrative expenses for the three months ended March 31, 2018 and 2017, respectively.

Note 8 — Loan Agreement

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

At March 31, 2018, the Company had $16.2 million of borrowings under its revolving line of credit facility and additional borrowing availability of $20.3 million. The Company paid interest of $0.2 million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively. The weighted average interest rate was 3.55% for the three months ended March 31, 2018 and 3.81% for the three months ended March 31, 2017.

In addition to other customary representations, warranties and covenants, the Company is required to meet a minimum trailing twelve month EBITDA to fixed charges ratio, as defined in the amended Loan Agreement, if the excess borrowing capacity is below $10.0 million. On March 31, 2018, the Company's borrowing capacity exceeded $10.0 million. Therefore, the Company was not subject to this financial covenant, however, for informational purposes the result of the financial covenant is provided below:

Quarterly Financial Covenant	Requirement	Actual
EBITDA to fixed charges ratio	1.10 : 1.00	3.61 : 1.00

Commitment Letter

Bolt Supply has a Commitment Letter with BMO Bank of Montreal ("BMO") dated March 30, 2017 which allows Bolt Supply to access up to $5.5 million Canadian dollars in the form of either an overdraft facility or as commercial letters of credit. The Commitment Letter is cancellable at any time at BMOs sole discretion and is secured by substantially all of Bolt Supply’s assets. It carries an interest rate of the bank's prime rate plus 0.25%. At March 31, 2018, Bolt Supply had $2.2 million Canadian dollars of outstanding borrowings and remaining borrowing availability of $3.3 million Canadian dollars. The Commitment Letter is subject to a working capital ratio of 1.35:1, a maximum ratio of debt to tangible net worth of 2.5:1 of the Bolt Supply assets and Debt Service Coverage Ratio 1.25:1 as defined in the Commitment Letter. At March 31, 2018, Bolt Supply was in compliance with all covenants which are subject to periodic review, at least annually, with the next review due by August 31, 2018.

Note 9 — Severance Reserve

Changes in the Company’s reserve for severance as of March 31, 2018 and 2017 were as follows:

	(Dollars in thousands)
	Three Months Ended March 31,
	2018	2017
Balance at beginning of period	$483	$1,710
Charged to earnings	628	465
Payments	(308)	(475)
Balance at end of period	$803	$1,700

Note 10 — Stock-Based Compensation

The Company recorded stock-based compensation expense of $1.0 million and a benefit of $30 thousand for the first three months of 2018 and 2017, respectively. A portion of stock-based compensation is related to the change in the market value of the Company's common stock.

A summary of stock-based awards activity during the three months ended March 31, 2018 follows:

Stock Performance Rights ("SPRs")
The Company issued 44,737 SPRs to key employees with an exercise price of $24.70 per share that cliff vest on December 31, 2020 and have a termination date of December 31, 2025.

Restricted Stock Awards ("RSAs")
The Company issued 20,059 RSAs to key employees that cliff vest on December 31, 2020. Each RSA is exchangeable for one share of the Company's common stock at the end of the vesting period.

Market Stock Units ("MSUs")
The Company issued 32,194 MSUs to key employees that cliff vest on December 31, 2020. MSU's are exchangeable for the Company's common stock at the end of the vesting period. The number of shares of common stock that will be issued upon vesting, ranging from zero to 48,291, will be determined based upon the trailing sixty-day weighted average closing price of the Company's common stock on December 31, 2020.

For the three months ended March 31, 2018 and 2017, stock options to purchase 80,000 and 40,000 shares, respectively, of the Company's common stock were excluded from the computation of diluted earnings per share because they were anti-dilutive.

Note 11 — Income Taxes

The Company recorded income tax expenses of $0.6 million, a 34.4% effective tax rate for the three months ended March 31, 2018. The effective tax rate is higher than the U.S. statutory rate due mainly to state taxes, income in higher tax jurisdictions, and a Global Intangible Low Taxed Income Inclusion as a result of the 2017 Tax Cuts and Jobs Act. The Securities and Exchange Commission ("SEC") recently issued SAB 118 (Income Tax Accounting Implications of the Tax Cuts and Jobs Act) which allows registrants to record provisional amounts during a measurement period. The SAB allows a company to recognize provisional amounts when it does not have the necessary information prepared in reasonable detail to calculate the effect of the change in tax law. Per the SAB, a company should report provisional amounts when the accounting is not complete, but for which a reasonable estimate can be determined. Lawson has included in its 2017 taxable income calculation a provisional amount of approximately $8.4 million representing previously untaxed foreign earnings and profits as of December 31, 2017. The Company has not accrued any federal income tax on this amount as the company is able to utilize federal net operating losses to offset the income. An income tax benefit of $14 thousand was recorded for the three months ended March 31, 2017 as substantially all deferred tax assets were subject to a tax valuation allowance.

The Company and its subsidiaries are subject to U.S. Federal income tax, as well as income tax of multiple state and foreign jurisdictions. As of March 31, 2018, the Company is subject to U.S. Federal income tax examinations for the years 2014 through 2016 and income tax examinations from various other jurisdictions for the years 2011 through 2016.

Earnings from the Company’s foreign subsidiary are considered to be indefinitely reinvested. A distribution of these non-U.S. earnings in the form of dividends or otherwise may subject the Company to foreign withholding taxes and U.S. federal and state taxes.

Note 12 — Contingent Liabilities

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

The Company has determined that it will initially proceed with the method of injecting chemicals around the perimeter of the site to prevent the migration of the hazardous chemicals off-site. As of March 31, 2018, approximately $1.0 million remains accrued for this remediation in other accrued expenses and other liabilities on the accompanying consolidated balance sheet. This estimate was based on the information provided to date and as the remediation efforts proceed, additional information may impact the final cost. As of March 31, 2018, agreement with Alabama’s voluntary cleanup program on viable treatment of the property has not yet been reached and the Company continues to evaluate potential remediation alternatives that could impact the ultimate cost of remediation.

Note 13 – Segment Information

With the acquisition of Bolt Supply in the fourth quarter of 2017, the Company operates in two reportable segments. The businesses were determined to be separate reportable segments because of differences in their financial characteristics and the methods they employ to deliver product to customers. The operating segments are reviewed by the Company’s chief operating decision maker responsible for reviewing operating performance and allocating resources. The Lawson segment primarily relies on its large network of sales representatives to visit the customer at the customers' work location and provide VMI service and produce sales orders for product that is then shipped to the customer. The Bolt Supply segment primarily sells product to customers through its 13 branch locations.

Financial information for the Company's reportable segments follows:

	(Dollars in thousands)
	Three Months Ended March 31,
	2018	2017
Revenue
Lawson product revenue	$66,937	$74,617
Lawson service revenue	9,489	—
Total Lawson revenue	76,426	74,617
Bolt Supply	8,033	—
Consolidated total	$84,459	$74,617

Gross profit
Lawson product gross profit	$36,842	$44,879
Lawson service gross profit	$6,080	$—
Total Lawson gross profit	42,922	44,879
Bolt Supply	3,296	—
Consolidated total	$46,218	$44,879

Operating Income
Lawson	$1,357	$712
Bolt Supply	480	—
Consolidated total	1,837	712
Interest expense	(240)	(94)
Other income, net	287	225
Income before income taxes	$1,884	$843

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Maintenance, Repair and Operations ("MRO") distribution industry is highly fragmented. We compete for business with several national distributors as well as a large number of regional and local distributors. The MRO business is significantly impacted by the overall strength of the manufacturing sector of the U.S. economy. One measure used to evaluate the strength of the industrial products market is the PMI index published by the Institute for Supply Management, which is considered by many economists to be a reliable near-term economic barometer of the manufacturing sector. A measure above 50 generally indicates expansion of the manufacturing sector while a measure below 50 generally represents contraction. The average monthly PMI was 59.7 in the first quarter of 2018 compared to 56.7 in the first quarter of 2017, indicating a strong U.S. manufacturing economy.

Our sales are also affected by the number of sales representatives and their productivity. Our sales force consisted of an average of 968 and 990 sales representatives during the first quarters of 2018 and 2017, respectively. Our Lawson segment sales rep productivity, measured as sales per rep per day, increased 6.4% to $1,253 in the first quarter of 2018 from $1,178 in the first quarter of 2017. We anticipate moderate growth in the size of our sales force for the remainder of 2018 as we concentrate our efforts on providing training and support to continue to increase the productivity of our existing sales representatives.

In the fourth quarter of 2017 the Company acquired The Bolt Supply House, Ltd. ("Bolt Supply") which affects the comparison of operating results between the first quarter of 2018 compared to 2017. Additionally, the Company adopted ASC 606 on a modified retrospective basis as of January 1, 2018. Accordingly, 2017 amounts are not restated.

Quarter ended March 31, 2018 compared to quarter ended March 31, 2017

	2018		2017
(Dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales

Revenue	$84,459	100.0%	$74,617	100.0%
Cost of goods sold	38,241	45.3%	29,738	39.9%
Gross profit	46,218	54.7%	44,879	60.1%

Operating expenses:
Selling expenses	21,940	26.0%	24,804	33.2%
General and administrative expenses	22,441	26.5%	19,363	26.0%
Operating expenses	44,381	52.5%	44,167	59.1%

Operating income	1,837	2.2%	712	1.0%

Interest expense	(240)	(0.2)%	(94)	(0.1)%
Other income, net	287	0.2%	225	0.2%

Income before income taxes	1,884	2.2%	843	1.1%

Income tax expense (benefit)	648	0.7%	(14)	—%

Net income	$1,236	1.5%	$857	1.1%

Revenue and Gross Profits

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2018	2017	Amount	%

Revenue
Lawson	$76,426	$74,617	$1,809	2.4%
Bolt Supply	8,033	—	8,033
Consolidated	$84,459	$74,617	$9,842	13.2%

Gross profit
Lawson	$42,922	$44,879	$(1,957)	(4.4)%
Bolt Supply	3,296	—	3,296
Consolidated	$46,218	$44,879	$1,339	3.0%

Gross profit margin
Lawson	56.2%	60.1%
Bolt Supply	41.0%
Consolidated	54.7%	60.1%

Total sales increased 13.2% to $84.5 million in the first quarter of 2018 compared to $74.6 million in the first quarter of 2017 despite one less selling day in the first quarter of 2018. Average daily sales grew 15.0% to $1.341 million in the first quarter of

2018 compared to $1.166 million in the prior year quarter. The Lawson segment total sales were positively impacted by a 6.4% improvement in sales productivity of sales representatives and a strengthened MRO marketplace. The first quarter of 2018 revenue was also positively impacted by $8.0 million from the acquisition of Bolt Supply in the fourth quarter of 2017.

Gross Profit

Gross profit increased $1.3 million to $46.2 million in the first quarter of 2018 compared to $44.9 million in the first quarter of 2017, primarily due to increased sales and the acquisition of the Bolt Supply House, offset by a $3.4 million reclassification of selling expenses to gross profit due to the adoption of ASC 606. Consolidated gross profit as a percent of sales decreased to 54.7% from 60.1% a year ago primarily due to the reclassification of $3.4 million of selling expenses related to the separately identified vendor managed inventory services performance obligation costs that had historically been classified as selling expenses and the inclusion of Bolt Supply. Prior to the reclassification, the Lawson segment gross profit increased to 60.6% from 60.1% a year ago primarily due to improved efficiency in our fulfillment process and lower customer set-up costs partially offset by increased sales to our strategic customers who typically have lower gross margins.
.
Selling, General and Administrative Expenses

	Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2018	2017	Amount	%

Selling expenses
Lawson	$21,299	$24,804	$(3,505)	(14.1)%
Bolt Supply	641	—	641
Consolidated	$21,940	$24,804	$(2,864)	(11.5)%

General and administrative expenses
Lawson	$20,266	$19,363	$903	4.7%
Bolt Supply	2,175	—	2,175
Consolidated	$22,441	$19,363	$3,078	15.9%

Selling expenses consist of compensation and support for our sales representatives. Selling expenses decreased to $21.9 million in the first quarter of 2018 from $24.8 million in the prior year quarter and, as a percent of sales, decreased to 26.0% from 33.2% in the first quarter of 2017. This decrease is primarily due to the $3.4 million reclassification of services expense related to the separately identified vendor managed inventory services performance obligation to cost of revenues, partially offset by the inclusion of Bolt Supply in the quarter. As a percent of sales, selling expenses decreased from 33.2% to 26.0% due to the reclassification of expenses to cost of sales, a reduction of consulting and insurance expenses within the Lawson segment and the proportionately lower selling expense structure in Bolt Supply's operations.

General and administrative expenses consist of expenses to operate our distribution network and overhead expenses to manage the business. General and administrative expenses increased to $22.4 million in the first quarter of 2018 from $19.4 million in the prior year quarter primarily due to Bolt Supply expenses of $2.2 million and higher stock-based compensation of $1.0 million, of which a portion varies with the company stock price, and increased severance.

Interest Expense and Other Income, Net

Interest expense increased $0.1 million over the prior year quarter, due primarily to increased borrowings related to the Bolt Supply acquisition. Other income, net increased $0.1 million over the prior year quarter due primarily to the effect of changes in the exchange rate on Canadian transactions.

Income Tax Expense

Income tax expenses were $0.6 million, resulting in a 34.4% effective tax rate for the three months ended March 31, 2018. Our effective tax rate is higher than the U.S. statutory rate due mainly to state taxes, income in higher tax jurisdictions, and a Global Intangible Low Taxed Income Inclusion as a result of the 2017 Tax Cuts and Jobs Act. In the fourth quarter of 2017, the Company eliminated substantially all of its U.S. reserves against its deferred tax assets as the Company was in a three year cumulative income position in the U.S. and we had reached a point of increased confidence in our ability to sustain profit levels. An income tax benefit of $14 thousand was recorded for the three months ended March 31, 2017 as substantially all deferred tax assets were subject to a tax valuation allowance.

Liquidity and Capital Resources

Available cash and cash equivalents were $4.4 million on both March 31, 2018 and December 31, 2017, respectively. Net cash used in operations was $2.5 million and $3.3 million for the three months ended March 31, 2018 and 2017, respectively, as cash was invested in working capital, primarily to support increased sales, and was partially offset by operating earnings.

Capital expenditures, primarily for improvements to our distribution centers and information technology, were $0.7 million and $0.2 million for the three month periods ended March 31, 2018 and 2017, respectively.

We believe cash provided by operations and funds available under our Loan Agreements are sufficient to fund our operating requirements, strategic initiatives and capital improvements for the next 12 months.

Lawson Loan Agreement

On March 31, 2018, we had $16.2 million of borrowings under our Lawson revolving line of credit facility and we had additional borrowing availability of $20.3 million. Dividends are currently restricted under the Lawson Loan Agreement to amounts not to exceed $7.0 million annually and no dividends were paid to shareholders in the three months ended March 31, 2018 and 2017.

In addition to other customary representations, warranties and covenants, if the excess borrowing capacity under our revolving line of credit facility is below $10.0 million, we are required to meet a minimum trailing twelve month EBITDA to fixed charges ratio, as defined in the amended Loan Agreement. On March 31, 2018, our borrowing capacity exceeded $10.0 million, therefore, we were not subject to this financial covenant. However, for informational purposes we have provided the result of the financial covenant below:

Quarterly Financial Covenant	Requirement	Actual
EBITDA to fixed charges ratio	1.10 : 1.00	3.61 : 1.00

While we were in compliance with the financial covenant for the quarter ended March 31, 2018, failure to meet this covenant requirement in future quarters could lead to higher financing costs, increased restrictions, or reduce or eliminate our ability to borrow funds and could have a material adverse effect on our business, financial condition and results of operations.

Bolt Commitment Letter

At March 31, 2018, Bolt had $2.2 million Canadian dollars of outstanding borrowings and remaining borrowing availability of $3.3 million Canadian dollars under a Commitment Letter. The Commitment Letter is subject to a working capital ratio of 1.35:1, a maximum ratio of debt to tangible net worth of 2.5:1 of the Bolt assets and Debt Service Coverage Ratio 1.25:1 as defined in the Commitment Letter. At March 31, 2018, Bolt was in compliance with all covenants which are subject to periodic review, at least annually, with the next review due by August 31, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk at March 31, 2018 from that reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to Lawson, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) includes, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

LAWSON PRODUCTS, INC.
(Registrant)

Dated:	April 20, 2018	/s/ Michael G. DeCata
Michael G. DeCata President and Chief Executive Officer (principal executive officer)

Dated:	April 20, 2018	/s/ Ronald J. Knutson
Ronald J. Knutson Executive Vice President, Chief Financial Officer, Treasurer and Controller (principal financial and accounting officer)