Form 10-Q
period 2018-06-30
LAWSON PRODUCTS INC/NEW/DE/
filed 2018-07-26
CIK 703604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 OR 15(d) of the Securities Exchange Act of 1934
For quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, $1 par value, as of July 15, 2018 was 8,918,639.

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
Lawson Products, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share data)

	June 30,	December 31,
	2018	2017
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$5,992	$4,416
Restricted cash	800	800
Accounts receivable, less allowance for doubtful accounts of $447 and $476, respectively	42,613	38,575
Inventories, net	51,032	50,928
Miscellaneous receivables and prepaid expenses	4,295	3,728
Total current assets	104,732	98,447

Property, plant and equipment, net	25,605	27,333
Deferred income taxes	19,892	21,248
Goodwill	18,804	19,614
Cash value of life insurance	12,074	11,964
Intangible assets, net	10,963	11,813
Other assets	316	248
Total assets	$192,386	$190,667

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$16,071	$14,543
Accounts payable	14,794	12,394
Accrued expenses and other liabilities	29,329	33,040
Total current liabilities	60,194	59,977

Security bonus plan	12,802	12,981
Financing lease obligation	5,833	6,420
Deferred compensation	5,862	5,476
Deferred rent liability	2,452	3,512
Deferred tax liability	3,007	3,115
Other liabilities	4,782	5,696
Total liabilities	94,932	97,177

Stockholders’ equity:
Preferred stock, $1 par value:
Authorized - 500,000 shares, Issued and outstanding — None	—	—
Common stock, $1 par value:
Authorized - 35,000,000 shares Issued - 8,951,913 and 8,921,302 shares, respectively Outstanding - 8,918,639 and 8,888,028 shares, respectively	8,952	8,921
Capital in excess of par value	14,298	13,005
Retained earnings	75,554	71,453
Treasury stock – 33,274 shares	(711)	(711)
Accumulated other comprehensive income (loss)	(639)	822
Total stockholders’ equity	97,454	93,490
Total liabilities and stockholders’ equity	$192,386	$190,667

See notes to condensed consolidated financial statements.

Lawson Products, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Product revenue	$80,397	$75,006	$155,367	$149,623
Service revenue	9,985	—	19,474	—
Total revenue	$90,382	$75,006	$174,841	$149,623

Product cost of goods sold	37,856	29,865	72,688	59,603
Service costs	3,395	—	6,804	—
Gross profit	49,131	45,141	95,349	90,020

Operating expenses:
Selling expenses	22,004	23,806	43,944	48,610
General and administrative expenses	21,573	18,866	44,014	38,229
Total SG&A	43,577	42,672	87,958	86,839
Gain on sale of property	—	(5,422)	—	(5,422)
Operating expenses	43,577	37,250	87,958	81,417

Operating income	5,554	7,891	7,391	8,603

Interest expense	(264)	(166)	(504)	(260)
Other (expense) income, net	(777)	(115)	(490)	110

Income before income taxes	4,513	7,610	6,397	8,453
Income tax expense	1,319	337	1,967	323

Net income	$3,194	$7,273	$4,430	$8,130

Basic income per share of common stock	$0.36	$0.82	$0.50	$0.92

Diluted income per share of common stock	$0.35	$0.80	$0.48	$0.89

Weighted average shares outstanding:
Basic weighted average shares outstanding	8,903	8,853	8,896	8,843
Effect of dilutive securities outstanding	314	245	304	252
Diluted weighted average shares outstanding	9,217	9,098	9,200	9,095

Comprehensive income:
Net income	$3,194	$7,273	$4,430	$8,130
Other comprehensive income, net of tax
Adjustment for foreign currency translation	22	729	(1,461)	802
Net comprehensive income	$3,216	$8,002	$2,969	$8,932

See notes to condensed consolidated financial statements.

Lawson Products, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017

Operating activities:
Net income	$4,430	$8,130

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,365	3,349
Stock-based compensation	1,057	385
Deferred income taxes	1,380	—
Gain on sale of property	—	(5,422)
Changes in operating assets and liabilities:
Accounts receivable	(4,632)	(4,886)
Inventories	(682)	346
Prepaid expenses and other assets	(1,563)	(113)
Accounts payable and other liabilities	(1,745)	(6,500)
Other	238	232
Net cash provided by (used in) operating activities	$1,848	$(4,479)

Investing activities:
Purchases of property, plant and equipment	$(1,428)	$(500)
Business acquisition	(157)	—
Proceeds from sale of property	—	6,177
Net cash (used in) provided by investing activities	$(1,585)	$5,677

Financing activities:
Net proceeds from revolving lines of credit	$1,528	$(841)
Repurchase treasury shares	—	(20)
Net cash provided by (used in) financing activities	$1,528	$(861)

Effect of exchange rate changes on cash and cash equivalents	(215)	365

Increase in cash, cash equivalents and restricted cash	1,576	702

Cash, cash equivalents and restricted cash at beginning of period	5,216	11,221

Cash, cash equivalents and restricted cash at end of period	$6,792	$11,923

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Lawson Products, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of the Company, all normal recurring adjustments have been made that are necessary to present fairly the results of operations for the interim periods. Operating results for the three and six month periods ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

The Company has two operating segments. The first segment, the Lawson operating segment, distributes maintenance, repair and operations ("MRO") products to customers primarily through a network of sales representatives offering vendor managed inventory ("VMI") service to customers throughout the United States and Canada. The second segment, the Bolt Supply operating segment, distributes MRO products primarily through its 13 branches located in Western Canada.

Note 2 - Revenue Recognition

Adoption of ASC 606

On January 1, 2018 the Company adopted Accounting Standards Codification 606-Revenue From Contracts With Customers (“ASC 606”). As part of the Company's adoption of ASC 606, it concluded that it has two separate performance obligations, and accordingly, two separate revenue streams: product and services. As a result, the Company is now reporting two separate revenue streams and two separate costs of revenues. The adoption of ASC 606 had a minimal impact on total reported revenues, costs and net income for the first six months of 2018. However, the adoption required prospective reclassification of certain selling expenses associated with the separately identified vendor managed inventory services performance obligation costs historically classified as selling expenses to cost of sales. As ASC 606 was adopted on a modified retrospective method, prior quarters are not restated. The following information is intended to provide comparable information on selected financial statement line items in accordance with both ASC 606 and previous accounting literature (ASC 605 Revenue Recognition). Effective January 1, 2018, the Company recorded a cumulative effect adjustment in opening retained earnings in the amount of $0.3 million based on applying the guidance to the customer contracts that were not completed on that date.

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

Performance Obligations

Lawson has two operating segments; the Lawson segment and the Bolt Supply segment. These customer contracts have the following performance obligations:

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

Financial Impact of ASC 606 Adoption

As a result of applying ASC 606 the Company recorded a liability of $0.7 million for deferred revenue on January 1, 2018. Expenses related to these revenues of $0.4 million were also deferred resulting in a net reduction to opening retained earnings of $0.3 million as of January 1, 2018. At June 30, 2018, the Company had a deferred revenue liability of $0.7 million and a deferred expense of $0.2 million for related expenses associated with the deferred service performance obligations, respectively. The deferral of revenue and expenses does not affect the amount, timing and any uncertainty of cash flows generated from operations.

The following table presents the impact of ASC 606 on Condensed Consolidated Statements of Income (Unaudited):

	Three Months Ended June 30, 2018
(Dollars in thousands)	As Reported	Service Revenues and Costs Adjustments	Pro-Forma as if Previous Accounting Guidance Was in Effect

Product revenue	$80,397	$9,738	$90,135
Service revenue	9,985	(9,985)	—
Total revenue	$90,382	$(247)	$90,135

Product cost of goods sold	$37,856	$—	$37,856
Service costs	3,395	(3,395)	—
Total cost of goods sold	$41,251	$(3,395)	$37,856

Gross profit	49,131	3,148	52,279
Gross profit percentage	54.4%		58.0%

Selling expenses	22,004	3,078	25,082
General and administrative expenses	21,573	—	21,573
Operating expenses	43,577	3,078	46,655

Operating income as reported was $5.55 million whereas pro forma operating income as if previous accounting guidance was in effect would have been $5.62 million.

	Six Months Ended June 30, 2018
(Dollars in thousands)	As Reported	Service Revenues and Costs Adjustments	Pro-Forma as if Previous Accounting Guidance Was in Effect

Product revenue	$155,367	$19,402	$174,769
Service revenue	19,474	(19,474)	—
Total revenue	$174,841	$(72)	$174,769

Product cost of goods sold	$72,688	$—	$72,688
Service costs	6,804	(6,804)	—
Total cost of goods sold	$79,492	$(6,804)	$72,688

Gross profit	95,349	6,732	102,081
Gross profit percentage	54.5%		58.4%

Selling expenses	43,944	6,624	50,568
General and administrative expenses	44,014	—	44,014
Operating expenses	87,958	6,624	94,582

Operating income as reported was $7.39 million whereas pro forma operating income as if previous accounting guidance was in effect would have been $7.50 million.

Disaggregated revenue by geographic area follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017

United States	$71,626	$67,320	$139,944	$134,601
Canada	18,756	7,686	34,897	15,022
Consolidated total	$90,382	$75,006	$174,841	$149,623

Disaggregated revenue by product type follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Fastening Systems	24.6%	20.5%	24.4%	20.7%
Fluid Power	14.8%	15.4%	14.7%	15.3%
Specialty Chemicals	12.3%	14.6%	12.3%	14.3%
Cutting Tools and Abrasives	13.4%	14.4%	13.4%	14.3%
Electrical	10.8%	11.8%	11.0%	12.1%
Aftermarket Automotive Supplies	7.8%	8.8%	8.2%	9.1%
Safety	4.7%	4.3%	4.7%	4.2%
Welding and Metal Repair	2.1%	2.1%	2.0%	2.2%
Other	9.5%	8.1%	9.3%	7.8%
Consolidated Total	100.0%	100.0%	100.0%	100.0%

Note 3 — Restricted Cash

The Company has agreed to maintain $0.8 million in a money market account as collateral for an outside party that is providing certain commercial card processing services for the Company. The Company is restricted from withdrawing this balance without the prior consent of the outside party during the term of the agreement.

Note 4 — Inventories, net

Inventories, net, consisting primarily of purchased goods which are offered for resale, were as follows:

	(Dollars in thousands)
	June 30, 2018	December 31, 2017
Inventories, gross	$56,641	$56,492
Reserve for obsolete and excess inventory	(5,609)	(5,564)
Inventories, net	$51,032	$50,928

Note 5 — Acquisition

In October 2017, the Company acquired The Bolt Supply House Ltd. ("Bolt Supply"), based in Calgary, Canada, for a purchase price of approximately $32.3 million, The purchase price was funded with cash on hand and utilization of Lawson Products’ existing credit facility. Bolt Supply is a leading Canadian distributor of high quality fasteners, power tools and industrial MRO supplies, with 13 branch locations throughout Alberta, Saskatchewan, and Manitoba, Canada.

The purchase price of the acquisition was allocated to the fair market value of Bolt Supply's assets and liabilities on the acquisition date. The fair market value appraisals of the majority of the assets and liabilities were determined by third party valuation firms including intangible assets of $7.2 million for trade names and $4.2 million for customer relationships, respectively. The trade names and customer relationships intangible assets have estimated useful lives of 15 and 12 years, respectively. The $14.0 million allocated to goodwill reflects the purchase price less the fair market value of the identifiable net assets. The fair values of the assets acquired and liabilities assumed, and the related tax balances, are based on preliminary estimates and assumptions. These preliminary estimates and assumptions could change significantly during the purchase price measurement period of one year as the Company finalizes the valuations of the assets acquired and liabilities assumed, and the related tax balances. Such changes could result in material variances between the Company's future financial results and the amounts presented in the unaudited pro forma information, including variances in the estimated purchase price, fair values recorded and expenses associated with these items. Further operating details related to the operations of Bolt Supply subsequent to the acquisition are included in Note 14 - Segment information.

The following table contains unaudited pro forma revenue and net income for Lawson Products assuming the Bolt Supply acquisition closed on January 1, 2016.

	(Dollars in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue
Actual	$90,382	$75,006	$174,841	$149,623
Pro forma	90,382	84,187	174,841	165,625

Net income
Actual	$3,194	$7,273	$4,430	$8,130
Pro forma	3,194	7,553	4,430	8,641

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

Note 6 - Goodwill

Goodwill activity for the first six months of 2018 and 2017 is included in the table below:

	(Dollars in thousands)
	Six Months Ended June 30,
	2018	2017
Beginning balance	$19,614	$5,520
Adjustment to original acquisition allocation	(17)	—
Impact of foreign exchange	(793)	161
Ending balance	$18,804	$5,681

Note 7 - Intangible assets

The gross carrying amount and accumulated amortization by intangible asset class were as follows:

	(Dollars in thousands)
	June 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$7,874	$(1,159)	$6,715	$8,182	$(957)	$7,225
Customer relationships	4,704	(456)	4,248	4,911	(323)	4,588
	$12,578	$(1,615)	$10,963	$13,093	$(1,280)	$11,813

Amortization expense of $0.4 million and $0.1 million related to intangible assets was recorded in General and administrative expenses for the six months ended June 30, 2018 and 2017, respectively.

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

At June 30, 2018, the Company had $13.8 million of borrowings under its revolving line of credit facility and additional borrowing availability of $21.7 million. The Company paid interest of $0.5 million and $0.3 million for the six months ended June 30, 2018 and 2017, respectively. The weighted average interest rate was 3.74% for the six months ended June 30, 2018 and 3.91% for the six months ended June 30, 2017.

In addition to other customary representations, warranties and covenants, the Company is required to meet a minimum trailing twelve month EBITDA to fixed charges ratio, as defined in the amended Loan Agreement, if the excess borrowing capacity is below $10.0 million. On June 30, 2018, the Company's borrowing capacity exceeded $10.0 million. Therefore, the Company was not subject to this financial covenant, however, for informational purposes the result of the financial covenant is provided below:

Quarterly Financial Covenant	Requirement	Actual
EBITDA to fixed charges ratio	1.10 : 1.00	3.10 : 1.00

Commitment Letter

Bolt Supply has a Commitment Letter with BMO Bank of Montreal ("BMO") dated March 30, 2017 which allows Bolt Supply to access up to $5.5 million Canadian dollars in the form of either an overdraft facility or as commercial letters of credit. The Commitment Letter is cancellable at any time at BMOs sole discretion and is secured by substantially all of Bolt Supply’s assets. It carries an interest rate of the bank's prime rate plus 0.25%. At June 30, 2018, Bolt Supply had $2.9 million Canadian dollars of outstanding borrowings and remaining borrowing availability of $2.6 million Canadian dollars. The Commitment Letter is subject to a working capital ratio of 1.35:1, a maximum ratio of debt to tangible net worth of 2.5:1 of the Bolt Supply assets and Debt Service Coverage Ratio 1.25:1 as defined in the Commitment Letter. At June 30, 2018, Bolt Supply was in compliance with all covenants which are subject to periodic review, at least annually, with the next review due by August 31, 2018.

Note 9 — Severance Reserve

Changes in the Company’s reserve for severance as of June 30, 2018 and 2017 were as follows:

	(Dollars in thousands)
	Six Months Ended June 30,
	2018	2017
Balance at beginning of period	$483	$1,710
Charged to earnings	692	456
Payments	(532)	(1,213)
Balance at end of period	$643	$953

Note 10 — Stock-Based Compensation

The Company recorded stock-based compensation expense of $1.1 million and a benefit of $385 thousand for the first six months of 2018 and 2017, respectively. A portion of stock-based compensation is related to the change in the market value of the Company's common stock.

A summary of stock-based awards activity during the six months ended June 30, 2018 follows:

Stock Performance Rights ("SPRs")
The Company issued 44,737 SPRs to key employees with an exercise price of $24.70 per share that cliff vest on December 31, 2020 and have a termination date of December 31, 2025.

Restricted Stock Awards ("RSAs")
The Company issued 26,080 RSAs to members of the Company's Board of Directors with a vesting date of May 15, 2019 and issued 20,059 RSAs to key employees that cliff vest on December 31, 2020. Each RSA is exchangeable for one share of the Company's common stock at the end of the vesting period.

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

For the three and six months ended June 30, 2018, stock options to purchase 63,210 shares of the Company's common stock were excluded from the computation of diluted earnings per share because they were anti-dilutive. For the three and six months ended June 30, 2017, stock options to purchase 40,000 shares of the Company's common stock were excluded from the computation of diluted earnings per share because they were anti-dilutive.

Note 11 — Income Taxes

The Company recorded income tax expenses of $2.0 million, a 30.7% effective tax rate for the six months ended June 30, 2018. The effective tax rate is higher than the U.S. statutory rate due mainly to state taxes, income in higher tax jurisdictions, and a Global Intangible Low Taxed Income Inclusion as a result of the 2017 Tax Cuts and Jobs Act. The Securities and Exchange Commission ("SEC") recently issued SAB 118 (Income Tax Accounting Implications of the Tax Cuts and Jobs Act) which allows registrants to record provisional amounts during a measurement period. The SAB allows a company to recognize provisional amounts when it does not have the necessary information prepared in reasonable detail to calculate the effect of the change in tax law. Per the SAB, a company should report provisional amounts when the accounting is not complete, but for which a reasonable estimate can be determined. Lawson included in its 2017 taxable income calculation a provisional amount of approximately $8.4 million representing previously untaxed foreign earnings and profits as of December 31, 2017. The Company has not accrued any federal income tax on this amount as the company is able to utilize federal net operating losses to offset the income. The Company will make any necessary adjustments to this provisional amount later this year. An income tax expense of $0.3 million was recorded for the six months ended June 30, 2017 as substantially all deferred tax assets were still subject to a tax valuation allowance at that time.

The Company and its subsidiaries are subject to U.S. Federal income tax, as well as income tax of multiple state and foreign jurisdictions. As of June 30, 2018, the Company is subject to U.S. Federal income tax examinations for the years 2014 through 2016 and income tax examinations from various other jurisdictions for the years 2011 through 2016.

Earnings from the Company’s foreign subsidiaries are considered to be indefinitely reinvested. A distribution of these non-U.S. earnings in the form of dividends or otherwise may subject the Company to foreign withholding taxes and U.S. federal and state taxes.

Note 12 — Contingent Liabilities

In 2012, the Company identified that a site it owns in Decatur, Alabama, contains hazardous substances in the soil and groundwater as a result of historical operations prior to the Company's ownership. The Company retained an environmental consulting firm to further investigate the contamination including the measurement and monitoring of the site and the site was enrolled in the Alabama Department of Environmental Management (“ADEM") voluntary cleanup program.

As of December 31, 2017, the Company had received estimates from its environmental consulting firm for two remediation solutions based on a chemical injection process. The first solution consisted of chemical injections throughout the entire site to directly eliminate the hazardous substances in the soil and groundwater. The second solution consisted of chemical injections around the perimeter of the site to prevent the migration of the hazardous chemicals off-site. Neither solution required additional excavation or repairs to be made to the property. The estimated expenditures over an 18 month period under the two injection scenarios ranged from $0.9 million to $2.0 million.

The Company had determined that it would initially proceed with the method of injecting chemicals around the perimeter of the site to prevent the migration of the hazardous chemicals off-site. As of December 31, 2017, approximately $1.0 million remained accrued for this remediation.

In June 2018, the Company received updated environmental remediation estimates from its environmental consulting firm based on information analyzed from further data collection and consultation with ADEM on their anticipated requirements. The new revised remediation plan expands the chemical injection process over a larger area than previously estimated, including under the building on the property. The new plan also requires four consecutive quarters of monitoring the affected area after the injection process is completed.

Based upon the feedback received from ADEM, the Company accrued an additional $0.5 million of expense in the second quarter of 2018 to bring the total liability to $1.4 million which represents the most likely outcome. The Company does not expect to capitalize any amounts related to the new revised remediation plan.

Note 13 — Lease Termination

In the first quarter of 2012, the Company signed a 10 year agreement to lease space for a new corporate headquarters in Chicago, Illinois ("Lease"). In the fourth quarter of 2013, due to excess capacity as a result of a corporate restructuring, the Company agreed to sublease a portion (approximately 17,100 square feet) of its corporate headquarters to a third party ("Sublease"). Both the Lease and the Sublease were scheduled to terminate in the first quarter of 2023.

In the second quarter of 2018, the Company entered into agreements with the lessor and the sub lessee to terminate both the Lease and Sublease in June 2019. The original loss recorded on the Sublease was reduced by $0.7 million in the second quarter of 2018 to reflect the shortened lease time frame. Additionally, the Company is required to pay a $0.5 million fee before June 2019 as a condition of early termination of the original Lease. As a result of these transactions, a $0.2 million net gain was recognized in the second quarter of 2018. The $0.5 million early termination fee is included in current liabilities in the condensed consolidated balance sheet.

The termination of the Lease will reduce the Company’s future operating lease obligation by $1.2 million, offset by a reduction in future payments from the Sublease of $0.4 million.

Note 14 – Segment Information

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

Financial information for the Company's reportable segments follows:

	(Dollars in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue
Lawson product revenue	$70,632	$75,006	$137,569	$149,623
Lawson service revenue	9,985	—	19,474	—
Total Lawson revenue	80,617	75,006	157,043	149,623
Bolt Supply	9,765	—	17,798	—
Consolidated total	$90,382	$75,006	$174,841	$149,623

Gross profit
Lawson product gross profit	$38,703	$45,141	$75,549	$90,020
Lawson service gross profit	6,590	—	$12,670	$—
Total Lawson gross profit	45,297	45,141	88,219	90,020
Bolt Supply	3,834	—	7,130	—
Consolidated total	$49,131	$45,141	$95,349	$90,020

Operating Income
Lawson	$4,660	$7,891	$6,017	$8,603
Bolt Supply	894	—	1,374	—
Consolidated total	5,554	7,891	7,391	8,603
Interest expense	(264)	(166)	(504)	(260)
Other (expense) income, net	(777)	(115)	(490)	110
Income before income taxes	$4,513	$7,610	$6,397	$8,453

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Maintenance, Repair and Operations ("MRO") distribution industry is highly fragmented. We compete for business with several national distributors as well as a large number of regional and local distributors. The MRO business is significantly impacted by the overall strength of the manufacturing sector of the U.S. economy. One measure used to evaluate the strength of the industrial products market is the PMI index published by the Institute for Supply Management, which is considered by many economists to be a reliable near-term economic barometer of the manufacturing sector. A measure above 50 generally indicates expansion of the manufacturing sector while a measure below 50 generally represents contraction. The average monthly PMI was 58.7 in the second quarter of 2018 compared to 55.8 in the second quarter of 2017, indicating a strong U.S. manufacturing economy.

Our sales are also affected by the number of sales representatives and their productivity. Our sales force consisted of an average of 966 and 981 sales representatives during the second quarters of 2018 and 2017, respectively. Our Lawson segment sales rep productivity, measured as sales per rep per day, increased 9.1% to $1,304 in the second quarter of 2018 from $1,195 in the second quarter of 2017. We anticipate moderate growth in the size of our sales force for the remainder of 2018 as we concentrate our efforts on providing training and support to continue to increase the productivity of our existing sales representatives.

In the fourth quarter of 2017 the Company acquired The Bolt Supply House, Ltd. ("Bolt Supply") which affects the comparison of operating results between the second quarter of 2018 compared to 2017. Additionally, the Company adopted ASC 606 on a modified retrospective basis as of January 1, 2018. Accordingly, 2017 amounts are not restated.

Quarter ended June 30, 2018 compared to quarter ended June 30, 2017

	2018		2017
(Dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales

Revenue	$90,382	100.0%	$75,006	100.0%
Cost of goods sold	41,251	45.6%	29,865	39.8%
Gross profit	49,131	54.4%	45,141	60.2%

Operating expenses:
Selling expenses	22,004	24.3%	23,806	31.7%
General and administrative expenses	21,573	24.0%	18,866	25.2%
Total SG&A	43,577	48.3%	42,672	56.9%
Gain on sale of property	—	—%	(5,422)	(7.2)%
Operating expenses	43,577	48.3%	37,250	49.7%

Operating income	5,554	6.1%	7,891	10.5%

Interest expense	(264)	(0.2)%	(166)	(0.2)%
Other expense, net	(777)	(0.9)%	(115)	(0.2)%

Income before income taxes	4,513	5.0%	7,610	10.1%

Income tax expense	1,319	1.5%	337	0.4%

Net income	$3,194	3.5%	$7,273	9.7%

Revenue and Gross Profits

	Three Months Ended June 30,		Increase
(Dollars in thousands)	2018	2017	Amount	%

Revenue
Lawson	$80,617	$75,006	$5,611	7.5%
Bolt Supply	9,765	—	9,765
Consolidated	$90,382	$75,006	$15,376	20.5%

Gross profit
Lawson	$45,297	$45,141	$156	0.3%
Bolt Supply	3,834	—	3,834
Consolidated	$49,131	$45,141	$3,990	8.8%

Gross profit margin
Lawson	56.2%	60.2%
Bolt Supply	39.3%
Consolidated	54.4%	60.2%

Total sales increased 20.5% to $90.4 million in the second quarter of 2018 compared to $75.0 million in the second quarter of 2017. There were 64 selling days in both periods. Average daily sales grew to $1.412 million in the second quarter of 2018 compared to $1.172 million in the prior year quarter. The Lawson segment total sales were positively impacted by a 9.1% improvement in sales productivity of sales representatives and a strong MRO marketplace, partially offset by a $0.3 million negative effect from a lower Canadian exchange rate. The second quarter of 2018 revenue was also positively impacted by $9.8 million from the acquisition of Bolt Supply in the fourth quarter of 2017.

Gross Profit

Gross profit increased $4.0 million to $49.1 million in the second quarter of 2018 compared to $45.1 million in the second quarter of 2017, primarily due to increased sales and the acquisition of The Bolt Supply House, partially offset by $3.4 million due to the adoption of ASC 606. Consolidated gross profit as a percent of sales decreased to 54.4% from 60.2% a year ago primarily due to the selling expense reclassification related to the separately identified vendor managed inventory services performance obligation costs that had historically been classified as selling expenses and the inclusion of Bolt Supply. Prior to the reclassification, the Lawson segment gross profit increased slightly to 60.4% from 60.2% a year ago due to lower bin and cabinet expenses and the leveraging of fixed costs partially offset by increased freight costs and higher sales to our strategic customers who typically have lower gross margins.
.
Selling, General and Administrative Expenses

	Three Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2018	2017	Amount	%

Selling expenses
Lawson	$21,199	$23,806	$(2,607)	(11.0)%
Bolt Supply	805	—	805
Consolidated	$22,004	$23,806	$(1,802)	(7.6)%

General and administrative expenses
Lawson	$19,438	$18,866	$572	3.0%
Bolt Supply	2,135	—	2,135
Consolidated	$21,573	$18,866	$2,707	14.3%

Selling expenses consist of compensation and support for our sales representatives. Selling expenses decreased to $22.0 million in the second quarter of 2018 from $23.8 million in the prior year quarter and, as a percent of sales, decreased to 24.3% from 31.7% in the second quarter of 2017. The $1.8 million decrease is primarily due to the $3.1 million reclassification of services expense related to the separately identified vendor managed inventory services performance obligation to cost of revenues, partially offset by the inclusion of Bolt Supply in the quarter. As a percent of sales, selling expenses decreased to 24.3% from 31.7% due primarily to the reclassification of expenses to cost of sales and the proportionately lower selling expense structure in Bolt Supply's operations.

General and administrative expenses consist of expenses to operate our distribution network and overhead expenses to manage the business. General and administrative expenses increased to $21.6 million in the second quarter of 2018 from $18.9 million in the prior year quarter. The increase was primarily driven by the inclusion of Bolt Supply expenses and an increase in an accrual for a discontinued operation.

Gain on sale of property

In the second quarter of 2017, we received net cash proceeds of $6.2 million and recognized a gain of $5.4 million from the sale of our Fairfield, New Jersey distribution center.

Interest Expense and Other (Expenses) Income, Net

Interest expense increased $0.1 million over the prior year quarter, due primarily to increased borrowings related to the Bolt Supply acquisition. Other expense, net increased $0.7 million over the prior year quarter due primarily to the negative effect of changes in the Canadian currency exchange rate.

Income Tax Expense

Income tax expenses were $1.3 million, resulting in a 29.2% effective tax rate for the three months ended June 30, 2018. Our effective tax rate is higher than the U.S. statutory rate due mainly to state taxes, income in higher tax jurisdictions, and a Global Intangible Low Taxed Income Inclusion as a result of the 2017 Tax Cuts and Jobs Act. In the fourth quarter of 2017, the Company eliminated substantially all of its U.S. reserves against its deferred tax assets as the Company was in a three year cumulative income position in the U.S. and we had reached a point of increased confidence in our ability to sustain profit levels. An income tax expense of $0.3 million was recorded for the three months ended June 30, 2017 as substantially all deferred tax assets were still subject to a tax valuation allowance at that time.

Six months ended June 30, 2018 compared to June 30, 2017

	2018		2017
($ in thousands)	Amount	% of Net Sales	Amount	% of Net Sales

Revenue	$174,841	100.0%	$149,623	100.0%
Cost of goods sold	79,492	45.5%	59,603	39.8%
Gross profit	95,349	54.5%	90,020	60.2%

Operating expenses:
Selling expenses	43,944	25.1%	48,610	32.5%
General and administrative expenses	44,014	25.2%	38,229	25.5%
Total S,G&A	87,958	50.3%	86,839	58.0%
Gain on sale of property	—	—%	(5,422)	(3.5)%
Operating expenses	87,958	50.3%	81,417	54.5%

Operating income	7,391	4.2%	8,603	5.7%

Interest expense	(504)	(0.3)%	(260)	(0.2)%
Other (expense) income, net	(490)	(0.2)%	110	0.1%

Income before income taxes	6,397	3.7%	8,453	5.6%

Income tax expense	1,967	1.2%	323	0.2%

Net income	$4,430	2.5%	$8,130	5.4%

Revenue and Gross Profit

	Six Months Ended June 30,		Increase
(Dollars in thousands)	2018	2017	Amount	%

Revenue
Lawson	$157,043	$149,623	$7,420	5.0%
Bolt Supply	17,798	—	17,798
Consolidated	$174,841	$149,623	$25,218	16.9%

Gross profit
Lawson	$88,219	$90,020	$(1,801)	(2.0)%
Bolt Supply	7,130	—	7,130
Consolidated	$95,349	$90,020	$5,329	5.9%

Gross profit margin
Lawson	56.2%	60.2%
Bolt Supply	40.1%
Consolidated	54.5%	60.2%

Revenue

Revenue for the six months ended June 30, 2018 increased 16.9% to $174.8 million from $149.6 million for the six months ended June 30, 2017. Average daily sales improved 17.8% to $1.377 million in the first six months of 2018 compared to $1.169 million in the prior year period. The first six months of 2018 and 2017 had 127 and 128 selling days, respectively. Sales in the first six months of 2018 were positively impacted by increased sales per rep per day productivity and the effect of the Bolt acquisition and a strong MRO marketplace partially offset by the $0.7 million effect from a lower Canadian exchange rate.

Gross Profit

Gross profit increased to $95.3 million in the first six months of 2018 compared to $90.0 million in the first six months of 2017 and decreased as a percent of sales to 54.5% from 60.2% a year ago. The decline in the gross profit margin percentage from a year ago was primarily driven by a $6.8 million selling expense reclassification related to the separately identified vendor managed inventory services performance obligation costs that had historically been classified as selling expenses, the inclusion of Bolt Supply and higher sales to large national customers who typically have lower product margins.

Selling, General and Administrative Expenses

	Six Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2018	2017	Amount	%

Selling expenses
Lawson	$42,498	$48,610	$(6,112)	(12.6)%
Bolt Supply	1,446	—	1,446
Consolidated	$43,944	$48,610	$(4,666)	(9.6)%

General and administrative expenses
Lawson	$39,704	$38,229	$1,475	3.9%
Bolt Supply	4,310	—	4,310
Consolidated	$44,014	$38,229	$5,785	15.1%

Selling Expenses

Selling expenses decreased to $43.9 million for the first six months of 2018 from $48.6 million in the first six months of 2017. The decrease is primarily due to the $6.8 million reclassification of services expense related to the separately identified vendor managed inventory services obligation to cost of revenues, partially offset by the inclusion of Bolt Supply and increased compensation costs on higher sales.

General and Administrative Expenses

General and administrative expenses increased to $44.0 million in the first six months of 2017 from $38.2 million in the prior year period primarily driven by the inclusion of Bolt Supply expenses, an increase in an accrual for a discontinued operation and additional stock-based compensation of which a portion varies with the company stock price.

Gain on sale of property

In the second quarter of 2017, we received net cash proceeds of $6.2 million and recognized a gain of $5.4 million from the sale of our Fairfield, New Jersey distribution center.

Interest Expense

Interest expenses increased $0.2 million in the first six months of 2018, over the prior year, due primarily to higher average borrowings outstanding.

Other (expense) Income, Net

Other expense, net increased $0.6 million in the first six months of 2018, primarily due to the effect of changes in the Canadian currency exchange rate.

Income Tax Expense

Income tax expenses were $2.0 million resulting in a 30.7% effective tax rate for the six months ended June 30, 2018. Our effective tax rate is higher than the U.S. statutory rate due mainly to state taxes, income in higher tax jurisdictions, and a Global Intangible Low Taxed Income Inclusion as a result of the 2017 Tax Cuts and Jobs Act. In the fourth quarter of 2017, the Company eliminated substantially all of its U.S. reserves against its deferred tax assets as the Company was in a three year cumulative income position in the U.S. and we had reached a point of increased confidence in our ability to sustain profit levels. Income tax expense of $0.3 million was recorded for the six months ended June 30, 2017 as substantially all deferred tax assets were still subject to a tax valuation allowance at that time.

Liquidity and Capital Resources

Available cash and cash equivalents were $6.0 million and $4.4 million on June 30, 2018 and 2017, respectively. Net cash provided by operations for the six months ended June 30, 2018 was $1.8 million as cash generated by operating earnings was partially offset by cash invested in working capital, primarily to support the increase in sales. Net cash used in operations for the six months ended June 30, 2017 was $4.5 million as cash invested in working capital, primarily to support increased sales, was partially offset by operating earnings.

Capital expenditures, primarily for improvements to our distribution centers and information technology, were $1.4 million and $0.5 million for the six month periods ended June 30, 2018 and 2017, respectively. In the second quarter of 2017, we completed the sale of our distribution center located in Fairfield, New Jersey, receiving net cash proceeds of $6.2 million.

We believe cash provided by operations and funds available under our Loan Agreements are sufficient to fund our operating requirements, strategic initiatives and capital improvements for the next 12 months.

Lawson Loan Agreement

On June 30, 2018, we had $13.8 million of borrowings under our Lawson revolving line of credit facility and we had additional borrowing availability of $21.7 million. Dividends are currently restricted under the Lawson Loan Agreement to amounts not to exceed $7.0 million annually and no dividends were paid to shareholders in the six months ended June 30, 2018 and 2017.

In addition to other customary representations, warranties and covenants, if the excess borrowing capacity under our revolving line of credit facility is below $10.0 million, we are required to meet a minimum trailing twelve month EBITDA to fixed charges ratio, as defined in the amended Loan Agreement. On June 30, 2018, our borrowing capacity exceeded $10.0 million, therefore, we were not subject to this financial covenant. However, for informational purposes we have provided the result of the financial covenant below:

Quarterly Financial Covenant	Requirement	Actual
EBITDA to fixed charges ratio	1.10 : 1.00	3.10 : 1.00

While we were in compliance with the financial covenant for the quarter ended June 30, 2018, failure to meet this covenant requirement in future quarters could lead to higher financing costs, increased restrictions, or reduce or eliminate our ability to borrow funds and could have a material adverse effect on our business, financial condition and results of operations.

Bolt Commitment Letter

At June 30, 2018, Bolt had $2.9 million Canadian dollars of outstanding borrowings and remaining borrowing availability of $2.6 million Canadian dollars under a Commitment Letter. The Commitment Letter is subject to a working capital ratio of 1.35:1, a maximum ratio of debt to tangible net worth of 2.5:1 of the Bolt assets and Debt Service Coverage Ratio 1.25:1 as defined in the Commitment Letter. At June 30, 2018, Bolt was in compliance with all covenants which are subject to periodic review, at least annually, with the next review due by August 31, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk at June 30, 2018 from that reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

LAWSON PRODUCTS, INC.
(Registrant)

Dated:	July 26, 2018	/s/ Michael G. DeCata
Michael G. DeCata President and Chief Executive Officer (principal executive officer)

Dated:	July 26, 2018	/s/ Ronald J. Knutson
Ronald J. Knutson Executive Vice President, Chief Financial Officer, Treasurer and Controller (principal financial and accounting officer)