Form 10-Q
period 2018-09-30
LAWSON PRODUCTS INC/NEW/DE/
filed 2018-10-25
CIK 703604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 OR 15(d) of the Securities Exchange Act of 1934
For quarterly period ended September 30, 2018
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, $1 par value, as of October 15, 2018 was 8,919,644.

		Page #
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	4

	Condensed Consolidated Balance Sheets as of September 30, 2018 (unaudited) and December 31, 2017	4

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2018 and 2017 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2018 and 2017 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures	22

PART II - OTHER INFORMATION

Item 6.	Exhibits Index	22

	SIGNATURES	23

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
Lawson Products, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share data)

	September 30,	December 31,
	2018	2017
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$7,663	$4,416
Restricted cash	800	800
Accounts receivable, less allowance for doubtful accounts of $445 and $476, respectively	43,561	38,575
Inventories, net	51,154	50,928
Miscellaneous receivables and prepaid expenses	5,077	3,728
Total current assets	108,255	98,447

Property, plant and equipment, net	24,535	27,333
Deferred income taxes	20,457	21,248
Goodwill	19,114	19,614
Cash value of life insurance	13,360	11,964
Intangible assets, net	10,901	11,813
Other assets	339	248
Total assets	$196,961	$190,667

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving lines of credit	$9,918	$14,543
Accounts payable	16,332	12,394
Accrued expenses and other liabilities	38,583	33,040
Total current liabilities	64,833	59,977

Security bonus plan	12,876	12,981
Financing lease obligation	5,524	6,420
Deferred compensation	6,107	5,476
Deferred rent liability	2,081	3,512
Deferred tax liability	3,073	3,115
Other liabilities	4,445	5,696
Total liabilities	98,939	97,177

Stockholders’ equity:
Preferred stock, $1 par value:
Authorized - 500,000 shares, Issued and outstanding — None	—	—
Common stock, $1 par value:
Authorized - 35,000,000 shares Issued - 8,952,918 and 8,921,302 shares, respectively Outstanding - 8,919,644 and 8,888,028 shares, respectively	8,953	8,921
Capital in excess of par value	14,989	13,005
Retained earnings	74,738	71,453
Treasury stock – 33,274 shares	(711)	(711)
Accumulated other comprehensive income	53	822
Total stockholders’ equity	98,022	93,490
Total liabilities and stockholders’ equity	$196,961	$190,667

See notes to condensed consolidated financial statements.

Lawson Products, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Product revenue	$78,377	$75,651	$233,744	$225,274
Service revenue	10,153	—	29,627	—
Total revenue	88,530	75,651	263,371	225,274

Product cost of goods sold	36,979	29,646	109,667	89,249
Service costs	3,443	—	10,247	—
Gross profit	48,108	46,005	143,457	136,025

Operating expenses:
Selling expenses	22,175	24,354	66,119	72,964
General and administrative expenses	28,199	20,561	72,213	58,790
Total SG&A	50,374	44,915	138,332	131,754
Gain on sale of property	—	—	—	(5,422)
Operating expenses	50,374	44,915	138,332	126,332

Operating income (loss)	(2,266)	1,090	5,125	9,693

Interest expense	(251)	(133)	(755)	(393)
Other income (expense), net	170	843	(320)	953

Income (loss) before income taxes	(2,347)	1,800	4,050	10,253
Income tax (benefit) expense	(1,531)	479	436	802

Net (loss) income	$(816)	$1,321	$3,614	$9,451

Basic income (loss) per share of common stock	$(0.09)	$0.15	$0.41	$1.07

Diluted income (loss) per share of common stock	$(0.09)	$0.14	$0.39	$1.04

Weighted average shares outstanding:
Basic weighted average shares outstanding	8,919	8,880	8,904	8,856
Effect of dilutive securities outstanding	—	253	346	256
Diluted weighted average shares outstanding	8,919	9,133	9,250	9,112

Comprehensive income (loss):
Net income (loss)	$(816)	$1,321	$3,614	$9,451
Other comprehensive income (loss), net of tax
Adjustment for foreign currency translation	692	139	(769)	941
Net comprehensive income (loss)	$(124)	$1,460	$2,845	$10,392

See notes to condensed consolidated financial statements.

Lawson Products, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017

Operating activities:
Net income	$3,614	$9,451

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,120	4,940
Stock-based compensation	8,694	2,722
Deferred income taxes	830	—
Gain on sale of property	—	(5,422)
Changes in operating assets and liabilities:
Accounts receivable	(5,624)	(7,046)
Inventories	(566)	(373)
Prepaid expenses and other assets	(3,651)	(1,562)
Accounts payable and other liabilities	1,315	738
Other	442	307
Net cash provided by operating activities	10,174	3,755

Investing activities:
Purchases of property, plant and equipment	$(1,626)	$(1,228)
Business acquisition	(157)	—
Proceeds from sale of property	—	6,177
Net cash provided by (used in) investing activities	(1,783)	4,949

Financing activities:
Net payments from revolving lines of credit	$(4,625)	$(841)
Proceeds from stock option exercises	14	—
Repurchase treasury shares	—	(20)
Net cash used in financing activities	(4,611)	(861)

Effect of exchange rate changes on cash and cash equivalents	(533)	779

Increase in cash, cash equivalents and restricted cash	3,247	8,622

Cash, cash equivalents and restricted cash at beginning of period	5,216	11,221

Cash, cash equivalents and restricted cash at end of period	$8,463	$19,843

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Lawson Products, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of the Company, all normal recurring adjustments have been made that are necessary to present fairly the results of operations for the interim periods. Operating results for the three and nine month periods ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

The Company has two operating segments. The first segment, the Lawson operating segment, distributes maintenance, repair and operations ("MRO") products to customers primarily through a network of sales representatives offering vendor managed inventory ("VMI") service to customers throughout the United States and Canada. The second segment, The Bolt Supply House Ltd. ("Bolt Supply") operating segment, distributes MRO products primarily through its branches located in Western Canada. Bolt Supply had 13 branches in operation at the end of the third quarter 2018.

Note 2 - Revenue Recognition

Adoption of ASC 606

On January 1, 2018 the Company adopted Accounting Standards Codification 606-Revenue From Contracts With Customers (“ASC 606”). As part of the Company's adoption of ASC 606, it concluded that it has two separate performance obligations, and accordingly, two separate revenue streams: products and services. As a result, the Company is now reporting two separate revenue streams and two separate costs of revenues. The adoption of ASC 606 had a minimal impact on total reported revenues, costs and net income for the first nine months of 2018. However, the adoption required prospective reclassification of certain selling expenses associated with the separately identified vendor managed inventory services performance obligation costs historically classified as selling expenses to cost of sales. As ASC 606 was adopted on a modified retrospective method, prior quarters are not restated. Effective January 1, 2018, the Company recorded a cumulative effect adjustment in opening retained earnings in the amount of $0.3 million based on applying the guidance to the customer contracts that were not completed on that date.

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

Performance Obligations

Lawson has two operating segments; the Lawson segment and the Bolt Supply segment. Customer contracts have the following performance obligations:

The Lawson segment has two distinct performance obligations offered to its customers: a product performance obligation and a service performance obligation. Although the Company has identified that it offers its customers both a product and a service obligation, the customer only receives one invoice per transaction with no price breakout between these obligations. The Company does not price its offerings based on any breakout between these obligations.

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

Financial Impact of ASC 606 Adoption

As a result of applying ASC 606 the Company recorded a liability of $0.7 million for deferred revenue on January 1, 2018. Expenses related to these revenues of $0.4 million were also deferred resulting in a net reduction to opening retained earnings of $0.3 million as of January 1, 2018. At September 30, 2018, the Company had a deferred revenue liability of $0.7 million and a deferred expense of $0.3 million for related expenses associated with the deferred service performance obligations, respectively. The deferral of revenue and expenses does not affect the amount, timing and any uncertainty of cash flows generated from operations.

The following table presents the impact of ASC 606 on Condensed Consolidated Statements of Operations (Unaudited):

	Three Months Ended September 30, 2018
(Dollars in thousands)	As Reported	Service Revenues and Costs Adjustments	Pro-Forma as if Previous Accounting Guidance Was in Effect

Product revenue	$78,377	$10,207	$88,584
Service revenue	10,153	(10,153)	—
Total revenue	$88,530	$54	$88,584

Product cost of goods sold	$36,979	$—	$36,979
Service costs	3,443	(3,443)	—
Total cost of goods sold	$40,422	$(3,443)	$36,979

Gross profit	48,108	3,497	51,605
Gross profit percentage	54.3%		58.3%

Selling expenses	22,175	3,468	25,643
General and administrative expenses	28,199	—	28,199
Operating expenses	50,374	3,468	53,842

Operating loss as reported was $2.27 million whereas pro forma operating loss as if previous accounting guidance was in effect would have been $2.24 million.

	Nine Months Ended September 30, 2018
(Dollars in thousands)	As Reported	Service Revenues and Costs Adjustments	Pro-Forma as if Previous Accounting Guidance Was in Effect

Product revenue	$233,744	$29,609	$263,353
Service revenue	29,627	(29,627)	—
Total revenue	$263,371	$(18)	$263,353

Product cost of goods sold	$109,667	$—	$109,667
Service costs	10,247	(10,247)	—
Total cost of goods sold	$119,914	$(10,247)	$109,667

Gross profit	143,457	10,229	153,686
Gross profit percentage	54.5%		58.4%

Selling expenses	66,119	10,092	76,211
General and administrative expenses	72,213	—	72,213
Operating expenses	138,332	10,092	148,424

Operating income as reported was $5.13 million whereas pro forma operating income as if previous accounting guidance was in effect would have been $5.26 million.

Disaggregated revenue by geographic area follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017

United States	$70,652	$67,575	$210,596	$202,176
Canada	17,878	8,076	52,775	23,098
Consolidated total	$88,530	$75,651	$263,371	$225,274

Disaggregated revenue by product type follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Fastening Systems	24.6%	20.4%	24.5%	20.6%
Fluid Power	14.6%	16.3%	14.7%	15.7%
Specialty Chemicals	12.6%	14.5%	12.3%	14.3%
Cutting Tools and Abrasives	13.7%	14.2%	13.5%	14.3%
Electrical	10.6%	11.7%	10.9%	11.9%
Aftermarket Automotive Supplies	7.6%	8.4%	8.0%	8.8%
Safety	4.6%	4.2%	4.6%	4.2%
Welding and Metal Repair	1.7%	2.2%	1.9%	2.2%
Other	10.0%	8.1%	9.6%	8.0%
Consolidated Total	100.0%	100.0%	100.0%	100.0%

Note 3 — Restricted Cash

The Company has agreed to maintain $0.8 million in a money market account as collateral for an outside party that is providing certain commercial card processing services for the Company. The Company is restricted from withdrawing this balance without the prior consent of the outside party during the term of the agreement. The adoption of ASU 2016-18 does not materially affect the accounting for restricted cash of the Company.

Note 4 — Inventories, net

Inventories, net, consisting primarily of purchased goods which are offered for resale, were as follows:

	(Dollars in thousands)
	September 30, 2018	December 31, 2017
Inventories, gross	$56,602	$56,492
Reserve for obsolete and excess inventory	(5,448)	(5,564)
Inventories, net	$51,154	$50,928

Note 5 — Acquisition

In October 2017, the Company acquired Bolt Supply, based in Calgary, Canada, for a purchase price of approximately $32.3 million, The purchase price was funded with cash on hand and utilization of Lawson Products’ existing credit facility. Bolt Supply is a leading Canadian distributor of high quality fasteners, power tools and industrial MRO supplies, with 13 branch locations throughout Alberta, Saskatchewan, and Manitoba, Canada at the end of the third quarter 2018.

The purchase price of the acquisition was allocated to the fair market value of Bolt Supply's assets and liabilities on the acquisition date. The fair market value appraisals of the majority of the assets and liabilities were determined by third party valuation firms including intangible assets of $7.2 million for trade names and $4.2 million for customer relationships, respectively. The trade names and customer relationships intangible assets have estimated useful lives of 15 and 12 years, respectively. The $14.0 million allocated to goodwill reflects the purchase price less the fair market value of the identifiable net assets. The fair values of the assets acquired and liabilities assumed, and the related tax balances, are based on estimates and assumptions. Further operating details related to the operations of Bolt Supply subsequent to the acquisition are included in Note 14 - Segment information.

The following table contains unaudited pro forma revenue and net income (loss) for Lawson Products assuming the Bolt Supply acquisition closed on January 1, 2016.

	(Dollars in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue
Actual	$88,530	$75,651	$263,371	$225,274
Pro forma	88,530	85,156	263,371	250,781

Net income (loss)
Actual	$(816)	$1,321	$3,614	$9,451
Pro forma	(816)	1,534	3,614	10,175

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

Note 6 - Goodwill

Goodwill activity for the first nine months of 2018 and 2017 is included in the table below:

	(Dollars in thousands)
	Nine Months Ended September 30,
	2018	2017
Beginning balance	$19,614	$5,520
Adjustment to original acquisition allocation	(17)	(73)
Impact of foreign exchange	(483)	342
Ending balance	$19,114	$5,789

Note 7 - Intangible assets

The gross carrying amount and accumulated amortization by intangible asset class were as follows:

	(Dollars in thousands)
	September 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$7,994	$(1,341)	$6,653	$8,182	$(957)	$7,225
Customer relationships	4,785	(537)	4,248	4,911	(323)	4,588
	$12,779	$(1,878)	$10,901	$13,093	$(1,280)	$11,813

Amortization expense of $0.7 million and $0.2 million related to intangible assets was recorded in General and administrative expenses for the nine months ended September 30, 2018 and 2017, respectively.

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

At September 30, 2018, the Company had $8.4 million of borrowings under its revolving line of credit facility and additional borrowing availability of $27.0 million. The Company paid interest of $0.8 million and $0.4 million for the nine months ended September 30, 2018 and 2017, respectively. The weighted average interest rate was 3.82% for the nine months ended September 30, 2018 and 3.91% for the nine months ended September 30, 2017.

In addition to other customary representations, warranties and covenants, the Company is required to meet a minimum trailing twelve month EBITDA to fixed charges ratio, as defined in the amended Loan Agreement, if the excess borrowing capacity is below $10.0 million. On September 30, 2018, the Company's borrowing capacity exceeded $10.0 million. Therefore, the Company was not subject to this financial covenant, however, for informational purposes the result of the financial covenant is provided below:

Quarterly Financial Covenant	Requirement	Actual
EBITDA to fixed charges ratio	1.10 : 1.00	3.60 : 1.00

Commitment Letter

Bolt Supply has a Commitment Letter with BMO Bank of Montreal ("BMO") dated March 30, 2017 which allows Bolt Supply to access up to $5.5 million Canadian dollars in the form of either an overdraft facility or as commercial letters of credit. The Commitment Letter is cancellable at any time at BMOs sole discretion and is secured by substantially all of Bolt Supply’s assets. It carries an interest rate of the bank's prime rate plus 0.25%. At September 30, 2018, Bolt Supply had $2.0 million Canadian dollars of outstanding borrowings and remaining borrowing availability of $3.5 million Canadian dollars. The Commitment Letter is subject to a working capital ratio of 1.35:1, a maximum ratio of debt to tangible net worth of 2.5:1 of the Bolt Supply assets and Debt Service Coverage Ratio 1.25:1 as defined in the Commitment Letter. At September 30, 2018, Bolt Supply was in compliance with all covenants which are subject to periodic review, at least annually, with the next review due by August 31, 2019.

Note 9 — Severance Reserve

Changes in the Company’s reserve for severance as of September 30, 2018 and 2017 were as follows:

	(Dollars in thousands)
	Nine Months Ended September 30,
	2018	2017
Balance at beginning of period	$483	$1,710
Charged to earnings	723	595
Payments	(787)	(1,625)
Balance at end of period	$419	$680

Note 10 — Stock-Based Compensation

The Company recorded stock-based compensation expense of $8.7 million and $2.7 million for the first nine months of 2018 and 2017, respectively. A portion of stock-based compensation is related to the change in the market value of the Company's common stock.

A summary of stock-based awards activity during the nine months ended September 30, 2018 follows:

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

For the three months ended September 30, 2018, the effect of restricted stock awards, market stock units and future stock option exercises equivalent of approximately 403,000 shares was excluded from the computation of diluted earnings per share because they would have been anti-dilutive. For the nine months ended September 30, 2018, stock options to purchase approximately 46,000 shares of the Company's common stock were excluded from the computation of diluted earnings per share because they were anti-dilutive.

For the three and nine months ended September 30, 2017, stock options to purchase approximately 80,000 and 67,000 shares, respectively, of the Company's common stock were excluded from the computation of diluted earnings per share because they were anti-dilutive.

Note 11 — Income Taxes

The Company recorded income tax expenses of $0.4 million, a 10.8% effective tax rate for the nine months ended September 30, 2018. The effective tax rate is lower than the U.S. statutory rate due mainly to discrete items such as the finalization of our calculation for previously untaxed foreign earnings and profits. The Securities and Exchange Commission ("SEC") recently issued SAB 118 (Income Tax Accounting Implications of the Tax Cuts and Jobs Act) which allows registrants to record provisional amounts during a measurement period. The SAB allows a company to recognize provisional amounts when it does not have the necessary information prepared in reasonable detail to calculate the effect of the change in tax law. Per the SAB, a company should report provisional amounts when the accounting is not complete, but for which a reasonable estimate can be determined. Lawson included in its 2017 taxable income calculation a provisional amount of approximately $8.4 million representing previously untaxed foreign earnings and profits as of December 31, 2017. The Company did not accrue any federal income tax on this amount as the Company is able to utilize federal net operating losses to offset the income. The Company recently finalized the foreign earnings and profits calculation in conjunction with the finalization of 2017 federal income tax return when all required necessary information was more readily available. A lower final foreign earnings and profits inclusion resulted in a tax benefit which had a beneficial impact on the effective tax rate for the nine months ended September 30, 2018. Excluding the discrete items, the Company's effective tax rate was 33.5% for the nine months ended September 30, 2018. An income tax expense of $0.8 million was recorded for the nine months ended September 30, 2017 as substantially all deferred tax assets were still subject to a tax valuation allowance at that time.

The Company and its subsidiaries are subject to U.S. Federal income tax, as well as income tax of multiple state and foreign jurisdictions. As of September 30, 2018, the Company is subject to U.S. Federal income tax examinations for the years 2015 through 2017 and income tax examinations from various other jurisdictions for the years 2011 through 2017.

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

In June 2018, the Company received updated environmental remediation estimates from its environmental consulting firm based on information analyzed from further data collection and consultation with ADEM on their anticipated requirements. The updated remediation plan expands the chemical injection process over a larger area than previously estimated, including under the building on the property. The updated plan also requires four consecutive quarters of monitoring the affected area after the injection process is completed. Based upon feedback received from ADEM, the Company accrued an additional $0.5 million of expense in the second quarter of 2018 to bring the total liability to $1.4 million which represents the most likely outcome. This plan is expected to be approved by ADEM with remediation efforts commencing in the first quarter of 2019. The Company believes the environmental remediation liability of $1.4 million currently accrued will be sufficient to cover the cost of the plan. The Company does not expect to capitalize any amounts related to the remediation plan.

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

Note 14 – Segment Information

With the acquisition of Bolt Supply in the fourth quarter of 2017, the Company operates in two reportable segments. The businesses were determined to be separate reportable segments because of differences in their financial characteristics and the methods they employ to deliver product to customers. The operating segments are reviewed by the Company’s chief operating decision maker responsible for reviewing operating performance and allocating resources. The Lawson segment primarily relies on its large network of sales representatives to visit the customer at the customers' work location and provide VMI service and produce sales orders for product that is then shipped to the customer. The Bolt Supply segment primarily sells product to customers through its branch locations. Bolt Supply had 13 branches in operation at the end of the third quarter 2018.

Financial information for the Company's reportable segments follows:

	(Dollars in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue
Lawson product revenue	$68,539	$75,651	$206,108	$225,274
Lawson service revenue	10,153	—	29,627	—
Total Lawson revenue	78,692	75,651	235,735	225,274
Bolt Supply	9,838	—	27,636	—
Consolidated total	$88,530	$75,651	$263,371	$225,274

Gross profit
Lawson product gross profit	$37,742	$46,005	$113,291	$136,025
Lawson service gross profit	6,710	—	19,380	—
Total Lawson gross profit	44,452	46,005	132,671	136,025
Bolt Supply	3,656	—	10,786	—
Consolidated total	$48,108	$46,005	$143,457	$136,025

Operating income (loss)
Lawson	$(2,955)	$1,090	$3,062	$9,693
Bolt Supply	689	—	2,063	—
Consolidated total	(2,266)	1,090	5,125	9,693
Interest expense	(251)	(133)	(755)	(393)
Other income (expense), net	170	843	(320)	953
Income (loss) before income taxes	$(2,347)	$1,800	$4,050	$10,253

Note 15 - Subsequent Events

On October 1, 2018, the Company completed the purchase of Screw Products, Inc., an industrial parts distributor for approximately $5.2 million which was paid in cash at the time of closing. Screw Products has a location in Dallas, Texas and a location in Dayton, Ohio.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Maintenance, Repair and Operations ("MRO") distribution industry is highly fragmented. We compete for business with several national distributors as well as a large number of regional and local distributors. The MRO business is significantly impacted by the overall strength of the manufacturing sector of the U.S. economy. One measure used to evaluate the strength of the industrial products market is the PMI index published by the Institute for Supply Management, which is considered by many economists to be a reliable near-term economic barometer of the manufacturing sector. A measure above 50 generally indicates expansion of the manufacturing sector while a measure below 50 generally represents contraction. The average monthly PMI was 60.4 in the third quarter of 2018 compared to 58.7 in the third quarter of 2017, indicating a strong U.S. manufacturing economy.

Our sales are also affected by the number of sales representatives and their productivity. Our sales force consisted of an average of 967 and 991 sales representatives during the third quarters of 2018 and 2017, respectively. Our Lawson segment sales rep productivity, measured as sales per rep per day, increased 6.6% to $1,292 in the third quarter of 2018 from $1,212 in the third quarter of 2017. We anticipate moderate growth in the size of our sales force for the remainder of 2018 as we concentrate our efforts on providing training and support to continue to increase the productivity of our existing sales representatives.

In the fourth quarter of 2017 the Company acquired The Bolt Supply House, Ltd. ("Bolt Supply") which affects the comparison of operating results between the third quarter of 2018 compared to 2017. Additionally, the Company adopted ASC 606 on a modified retrospective basis as of January 1, 2018. Accordingly, 2017 amounts are not restated.

Quarter ended September 30, 2018 compared to quarter ended September 30, 2017

	2018		2017
(Dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales

Revenue	$88,530	100.0%	$75,651	100.0%
Cost of goods sold	40,422	45.7%	29,646	39.2%
Gross profit	48,108	54.3%	46,005	60.8%

Operating expenses:
Selling expenses	22,175	25.0%	24,354	32.2%
General and administrative expenses	28,199	31.9%	20,561	27.2%
Total SG&A	50,374	56.9%	44,915	59.4%

Operating income (loss)	(2,266)	(2.6)%	1,090	1.4%

Interest expense	(251)	(0.3)%	(133)	(0.2)%
Other income, net	170	0.2%	843	1.2%

Income (loss) before income taxes	(2,347)	(2.7)%	1,800	2.4%

Income tax expense (benefit)	(1,531)	(1.8)%	479	0.7%

Net income (loss)	$(816)	(0.9)%	$1,321	1.7%

Revenue and Gross Profits

	Three Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2018	2017	Amount	%

Revenue
Lawson	$78,692	$75,651	$3,041	4.0%
Bolt Supply	9,838	—	9,838
Consolidated	$88,530	$75,651	$12,879	17.0%

Gross profit
Lawson	$44,452	$46,005	$(1,553)	(3.4)%
Bolt Supply	3,656	—	3,656
Consolidated	$48,108	$46,005	$2,103	4.6%

Gross profit margin
Lawson	56.5%	60.8%
Bolt Supply	37.2%
Consolidated	54.3%	60.8%

Total sales increased 17.0% to $88.5 million in the third quarter of 2018 compared to $75.7 million in the third quarter of 2017. There were 63 selling days in both periods. Average daily sales grew to $1.405 million in the third quarter of 2018 compared to $1.201 million in the prior year quarter. The Lawson segment total sales were positively impacted by a 6.6% improvement in sales productivity of sales representatives and a strong MRO marketplace. The third quarter of 2018 revenue was also positively impacted by $9.8 million from the acquisition of Bolt Supply in the fourth quarter of 2017.

Gross Profit

Gross profit increased $2.1 million to $48.1 million in the third quarter of 2018 compared to $46.0 million in the third quarter of 2017, primarily due to increased sales and the acquisition of The Bolt Supply House, partially offset by $3.4 million due to the adoption of ASC 606. Consolidated gross profit as a percent of sales decreased to 54.3% from 60.8% a year ago primarily due to the selling expense reclassification related to the separately identified vendor managed inventory services performance obligation costs that had historically been classified as selling expenses and the inclusion of Bolt Supply. Prior to the reclassification, the Lawson segment gross profit increased to 60.9%, essentially flat with gross profit percent of 60.8% a year ago.
.
Selling, General and Administrative Expenses

	Three Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2018	2017	Amount	%

Selling expenses
Lawson	$21,372	$24,354	$(2,982)	(12.2)%
Bolt Supply	803	—	803
Consolidated	$22,175	$24,354	$(2,179)	(8.9)%

General and administrative expenses
Lawson	$26,035	$20,561	$5,474	26.6%
Bolt Supply	2,164	—	2,164
Consolidated	$28,199	$20,561	$7,638	37.1%

Selling expenses consist of compensation and support for our sales representatives. Selling expenses decreased to $22.2 million in the third quarter of 2018 from $24.4 million in the prior year quarter and, as a percent of sales, decreased to 25.0% from 32.2% in the third quarter of 2017. The $2.2 million decrease is primarily due to the $3.5 million reclassification of services expense related to the separately identified vendor managed inventory services performance obligation to cost of revenues, partially offset by the inclusion of Bolt Supply in the quarter. As a percent of sales, selling expenses decreased to 25.0% from 32.2% due primarily to the reclassification of expenses to cost of sales and the proportionately lower selling expense structure in Bolt Supply's operations.

General and administrative expenses consist of expenses to operate our distribution network and overhead expenses to manage the business. General and administrative expenses increased to $28.2 million in the third quarter of 2018 from $20.6 million in the prior year quarter. The increase was primarily driven by $7.6 million of stock based compensation expense, a portion of which fluctuates with the Company stock price, and inclusion of Bolt Supply expenses.

Interest Expense and Other Income, Net

Interest expense increased $0.1 million over the prior year quarter, due primarily to increased borrowings related to the Bolt Supply acquisition. Other income, net decreased $0.7 million over the prior year quarter due primarily to the lower volatility in the Canadian currency exchange rate in the third quarter 2018 compared to the third quarter 2017.

Income Tax Expense

Income tax benefit of $1.5 million, resulting in a 65.2% effective tax rate, was recorded for the three months ended September 30, 2018. Our effective tax rate is higher than the U.S. statutory rate due mainly to state taxes, income in higher tax jurisdictions, a Global Intangible Low Taxed Income Inclusion as a result of the 2017 Tax Cuts and Jobs Act, and other discrete items which primarily consisted of the finalization of foreign earnings and profit calculation. Excluding discrete items our effective tax rate was 25.7% for the three months ended September 30, 2018. In the fourth quarter of 2017, the Company eliminated substantially all of its U.S. reserves against its deferred tax assets as the Company was in a three year cumulative income position in the U.S. and we had reached a point of increased confidence in our ability to sustain profit levels. An income tax expense of $0.5 million was recorded for the three months ended September 30, 2017 as substantially all deferred tax assets were still subject to a tax valuation allowance at that time.

Nine months ended September 30, 2018 compared to September 30, 2017

	2018		2017
($ in thousands)	Amount	% of Net Sales	Amount	% of Net Sales

Revenue	$263,371	100.0%	$225,274	100.0%
Cost of goods sold	119,914	45.5%	89,249	39.6%
Gross profit	143,457	54.5%	136,025	60.4%

Operating expenses:
Selling expenses	66,119	25.1%	72,964	32.4%
General and administrative expenses	72,213	27.5%	58,790	26.1%
Total SG&A	138,332	52.6%	131,754	58.5%
Gain on sale of property	—	—%	(5,422)	(2.4)%
Operating expenses	138,332	52.6%	126,332	56.1%

Operating income	5,125	1.9%	9,693	4.3%

Interest expense	(755)	(0.3)%	(393)	(0.2)%
Other income (expense), net	(320)	(0.1)%	953	0.5%

Income before income taxes	4,050	1.5%	10,253	4.6%

Income tax expense	436	0.1%	802	0.4%

Net income	$3,614	1.4%	$9,451	4.2%

Revenue and Gross Profit

	Nine Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2018	2017	Amount	%

Revenue
Lawson	$235,735	$225,274	$10,461	4.6%
Bolt Supply	27,636	—	27,636
Consolidated	$263,371	$225,274	$38,097	16.9%

Gross profit
Lawson	$132,671	$136,025	$(3,354)	(2.5)%
Bolt Supply	10,786	—	10,786
Consolidated	$143,457	$136,025	$7,432	5.5%

Gross profit margin
Lawson	56.3%	60.4%
Bolt Supply	39.0%
Consolidated	54.5%	60.4%

Revenue

Revenue for the nine months ended September 30, 2018 increased 16.9% to $263.4 million from $225.3 million for the nine months ended September 30, 2017. Average daily sales improved 17.6% to $1.386 million in the first nine months of 2018 compared to $1.179 million in the prior year period. The first nine months of 2018 and 2017 had 190 and 191 selling days, respectively. Sales in the first nine months of 2018 were positively impacted by improved year to date sales rep productivity of 7.4%, the effect of the Bolt acquisition and a strong MRO marketplace, as shown by the increase in average PMI to 59.6 from 57.1 in the prior year to date.

Gross Profit

Gross profit increased to $143.5 million in the first nine months of 2018 compared to $136.0 million in the first nine months of 2017 and decreased as a percent of sales to 54.5% from 60.4% a year ago. The decline in the gross profit margin percentage from a year ago was primarily driven by a $10.2 million selling expense reclassification related to the separately identified vendor managed inventory services performance obligation costs that had historically been classified as selling expenses, the inclusion of Bolt Supply and higher sales to large national customers who typically have lower product margins. Prior to the reclassification, the Lawson segment gross profit was 60.6%, essentially flat with 60.4% a year ago.

Selling, General and Administrative Expenses

	Nine Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2018	2017	Amount	%

Selling expenses
Lawson	$63,870	$72,964	$(9,094)	(12.5)%
Bolt Supply	2,249	—	2,249
Consolidated	$66,119	$72,964	$(6,845)	(9.4)%

General and administrative expenses
Lawson	$65,739	$58,790	$6,949	11.8%
Bolt Supply	6,474	—	6,474
Consolidated	$72,213	$58,790	$13,423	22.8%

Selling Expenses

Selling expenses decreased to $66.1 million for the first nine months of 2018 from $73.0 million in the first nine months of 2017. The decrease is primarily due to the $10.2 million reclassification of services expense related to the separately identified vendor managed inventory services obligation to cost of revenues, partially offset by the inclusion of Bolt Supply and increased compensation costs on higher sales.

General and Administrative Expenses

General and administrative expenses increased to $72.2 million in the first nine months of 2017 from $58.8 million in the prior year period primarily driven by increased stock-based compensation expense of $6.0 million, a portion of which varies with the company stock price, and the inclusion of Bolt Supply expenses of $6.5 million.

Gain on sale of property

In the second quarter of 2017, we received net cash proceeds of $6.2 million and recognized a gain of $5.4 million from the sale of our Fairfield, New Jersey distribution center.

Interest Expense

Interest expenses increased $0.4 million in the first nine months of 2018, over the prior year, due primarily to higher average borrowings outstanding.

Other (expense) Income, Net

Other (expense) income, net decreased $1.3 million in the first nine months of 2018, primarily due to the effect of changes in the Canadian currency exchange rate.

Income Tax Expense

Income tax expenses were $0.4 million resulting in a 10.8% effective tax rate for the nine months ended September 30, 2018. Our effective tax rate is lower than the U.S. statutory rate due to discrete items such as the finalization of our calculation for previously untaxed foreign earnings and profits. Excluding discrete items, the Company's effective tax rate was 33.5% for the nine months ended September 30, 2018. In the fourth quarter of 2017, the Company eliminated substantially all of its U.S. reserves against its deferred tax assets as the Company was in a three year cumulative income position in the U.S. and we had reached a point of increased confidence in our ability to sustain profit levels. Income tax expense of $0.8 million was recorded for the nine months ended September 30, 2017 as substantially all deferred tax assets were still subject to a tax valuation allowance at that time.

Liquidity and Capital Resources

Available cash and cash equivalents were $7.7 million on September 30, 2018 compared to $4.4 million on December 31, 2017. Net cash provided by operations for the nine months ended September 30, 2018 and 2017 was $10.2 million and $3.8 million, respectively, as cash generated by operating earnings was partially offset by cash invested in working capital, primarily to support the increase in sales.

Capital expenditures, primarily for improvements to our distribution centers and information technology, were $1.6 million and $1.2 million for the nine month periods ended September 30, 2018 and 2017, respectively. In the second quarter of 2017, we completed the sale of our distribution center located in Fairfield, New Jersey, receiving net cash proceeds of $6.2 million.

The Company used $4.6 million in financing activities primarily resulting from net payments on its revolving lines of credit.

Subsequent to the reporting period ended September 30, 2018, we completed the acquisition of Screw Products, Inc. with a cash payment of $5.2 million.

We believe cash provided by operations and funds available under our Loan Agreements are sufficient to fund our operating requirements, strategic initiatives and capital improvements for the next 12 months.

Lawson Loan Agreement

On September 30, 2018, we had $8.4 million of borrowings under our Lawson revolving line of credit facility and we had additional borrowing availability of $27.0 million. Dividends are currently restricted under the Lawson Loan Agreement to amounts not to exceed $7.0 million annually and no dividends were paid to shareholders in the nine months ended September 30, 2018 and 2017.

In addition to other customary representations, warranties and covenants, if the excess borrowing capacity under our revolving line of credit facility is below $10.0 million, we are required to meet a minimum trailing twelve month EBITDA to fixed charges ratio, as defined in the amended Loan Agreement. On September 30, 2018, our borrowing capacity exceeded $10.0 million, therefore, we were not subject to this financial covenant. However, for informational purposes we have provided the result of the financial covenant below:

Quarterly Financial Covenant	Requirement	Actual
EBITDA to fixed charges ratio	1.10 : 1.00	3.60 : 1.00

While we were in compliance with the financial covenant for the quarter ended September 30, 2018, failure to meet this covenant requirement in future quarters could lead to higher financing costs, increased restrictions, or reduce or eliminate our ability to borrow funds and could have a material adverse effect on our business, financial condition and results of operations.

Bolt Commitment Letter

At September 30, 2018, Bolt had $2.0 million Canadian dollars of outstanding borrowings and remaining borrowing availability of $3.5 million Canadian dollars under a Commitment Letter. The Commitment Letter is subject to a working capital ratio of 1.35:1, a maximum ratio of debt to tangible net worth of 2.5:1 of the Bolt assets and Debt Service Coverage Ratio 1.25:1 as defined in the Commitment Letter. At September 30, 2018, Bolt was in compliance with all covenants which are subject to periodic review, at least annually, with the next review due by August 31, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk at September 30, 2018 from that reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LAWSON PRODUCTS, INC.
(Registrant)

Dated:	October 25, 2018	/s/ Michael G. DeCata
Michael G. DeCata President and Chief Executive Officer (principal executive officer)

Dated:	October 25, 2018	/s/ Ronald J. Knutson
Ronald J. Knutson Executive Vice President, Chief Financial Officer, Treasurer and Controller (principal financial and accounting officer)