Form 10-K
period 2018-12-31
LAWSON PRODUCTS INC/NEW/DE/
filed 2019-03-04
CIK 703604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting Company ☑
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
Yes  ☐  No  ☑
The aggregate market value of the registrant’s voting stock held by non-affiliates on June 29, 2018 (based upon the per share closing price of $24.35) was approximately $116,844,000.
As of January 31, 2019, 8,962,450 shares of Common Stock were outstanding.
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

Segments

With the acquisition of The Bolt Supply House Ltd. ("Bolt") in 2017, we now operate in two reportable segments, the Lawson operating segment and the Bolt operating segment.

Lawson Segment

Through the Lawson operating segment, we deliver quality products to our customers and offer them extensive product knowledge, product application expertise and Vendor Managed Inventory ("VMI") services. Our broad geographic sales coverage allows us to serve large multi-location customers. We compete for business primarily by offering a value-added service approach in which our highly trained sales representatives manage the product inventory for our customers. The VMI model makes it less likely that our customers will unintentionally run out of a product while optimizing their inventory levels.

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

On October 1, 2018 we acquired Screw Products, Inc. ("SPI"), a regional distributor of bulk industrial products to large manufacturers and job shops. SPI, with revenues of less than 1% of the Company's total revenues, will be reported as part of the Lawson MRO reporting segment.

Bolt Segment

The Bolt operating segment primarily delivers products to its customers through 14 branches located in Alberta, Saskatchewan, Manitoba, and British Columbia, Canada. Bolt generates sales from walk up business at its branch locations and through its sales team, phone, fax or the Internet. Bolt inventory is delivered to the packaging and distribution facility in Calgary, Alberta, and then distributed to each branch location. Sales generated via its sales team or through phone, fax or Internet orders are primarily shipped from one of the branch locations to the customer. The majority of Bolt's customers are located in the geographic vicinity of the retail branches. Bolt generally does not offer VMI service to its customers. Bolt generated 10.5% of the Company's annual 2018 sales. Bolt product offerings are listed on the Bolt website and are available in each of the retail branch locations.

Purchased inventory is delivered to the packaging and distribution center in Calgary, Alberta. Based on forecasted demand, product is picked, packed and shipped to the branch locations where the product is available for sale to customers.

Smaller Company Reporting Status

In 2018 the SEC revised the requirements to be qualified as a smaller reporting company. The Company meets the revised smaller reporting company requirements, and elected to be classified as a smaller reporting company. The Company will report its results in this Annual Report on Form 10-K in accordance with the smaller reporting company requirements and in its reports filed with the SEC going forward.

Customers

During 2018, the Lawson segment sold products to over 71,000 identified customers and the Bolt segment sold products to over 11,000 identified customers in addition to the walk up customers at its 14 branch locations. Our largest customer accounted for approximately three percent of net sales. In 2018, approximately 80% of our net sales were generated in the United States and approximately 20% in Canada. The percentage of sales in Canada increased in 2018 compared to 2017 due to the ownership of Bolt for an entire year. Our customers operate in a variety of industries including automotive repair, commercial vehicle maintenance, government, manufacturing, food processing, distribution, construction, oil and gas, mining, wholesale, service and others. Although seasonality is not significant in our business, due to fewer selling days during the holiday season, net sales in the fourth quarter are historically slightly lower than the first three quarters of the year.

Our customers include a wide range of purchasers of industrial supply products from small repair shops to large national and governmental accounts. Historically, we have been very effective selling to and servicing small and medium sized customer locations that value our service approach.

Products

Our product offerings are listed on our websites and in catalogs distributed to our customers. Sales percentages by broad product categories of our product mix in 2018 were as follows:

Product Category	Percentage
Fastening systems	24%
Cutting tools and abrasives	15%
Fluid power	14%
Specialty chemicals	12%
Electrical	11%
Aftermarket automotive supplies	8%
Safety	5%
Welding and metal repair	2%
Other	9%
100%

The Lawson segment offers over 160,000 different products for sale of which over 72,000 products are maintained in our distribution centers. We strive to carry sufficient inventory to ensure product availability and rapid processing of customer orders. Accurate forecasting of customer demand is essential to establish the proper level of inventory for each product. Inventory levels need to be sufficient to meet customer demand while avoiding the costs of stocking excess items.

During 2018, our Lawson segment purchased products from approximately 2,500 suppliers and no single supplier accounted for more than six percent of our purchases. The loss of one of our core suppliers could affect our operations by hindering our ability to provide full service to our customers.

Our quality control department tests our product offerings to ensure they meet our customers' specifications. We recommend solutions to help customers maximize product performance and avoid costly product failures. Our engineering department provides technical support for our products and offers on-site problem solutions. It also develops and presents product safety and technical training seminars tailored to meet our customers' needs. Safety Data Sheets are maintained electronically and are available to our customers on our website.

Bolt offers over 36,000 different core products for sale of which over 19,000 products are maintained in the Calgary distribution center. The majority of inventory is kept in the Calgary distribution center, with each retail branch maintaining appropriate inventory levels for their business needs.

Employees

Our organization supports a culture of continuous improvement and emphasizes the importance of addressing the needs of our customers. We require our employees to act with integrity in every aspect of our business while encouraging them to be results driven, team oriented and progressive.

On December 31, 2018, our combined workforce included approximately 1,740 individuals, comprised of approximately 1,230 in sales and marketing, approximately 400 in operation and distribution and approximately 110 in management and administration. Approximately 1,610 of the 1,740 individuals are within the Lawson segment and the remaining are within Bolt. Approximately 9% of the workforce is covered by three collective bargaining agreements. We believe that our relations with our employees and their collective bargaining organizations are good.

Sales Team

On December 31, 2018, the Lawson sales and marketing team consisted of approximately 1,230 individuals focused on servicing existing customers, identifying new customers, providing customer service support and providing on-site customer service. Of the total sales team, 994 are sales representatives who are primarily organized into geographical regions. The performance of each region is the responsibility of a Regional Sales Director. Each region is further divided into geographically defined districts. The performance of each district is the responsibility of a District Sales Manager who reports to the Regional Sales Director. Our District Sales Managers work with the sales representatives to generate sales from new and existing customers. Lawson also has a team dedicated to the acquisition of larger national and mid-market accounts and a team dedicated to serving governmental accounts. The national accounts are comprised of multi-location customers with a national scope.

The Lawson sales team receives education in the best uses of products, enabling them to provide customized solutions to address customers' needs including technical expertise and on-site problem resolution. The VMI services Lawson offers consist of managing customers' inventory, ordering the right products in the optimal quantity and stocking the product for customers when the product is delivered. The sales team also periodically provides product presentations to customers that are designed to demonstrate how the products can improve their productivity. Additionally, Lawson sales representatives offer customized storage systems for improved organization and a more efficient work-flow.

The majority of Bolt sales are made from its 14 branch locations. Bolt has approximately 30 sales territory managers who serve companies and professional tradespeople throughout Western Canada. In 2017, Bolt began requiring members of the sales teams to be certified as Certified Sales Professionals for the Canadian Professional Sales Association. All newly-hired sales team members are required to receive and maintain the same certification.

Strategic Focus

In 2019, we intend to grow our sales organically and through acquisitions and further improve our operations to make Lawson our customers' first choice for products, services and solutions that improve their operating performance.

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

In addition to organic growth, we plan to continue to actively pursue acquisition opportunities that we believe are financially accretive to our organization. As with Bolt and SPI, Lawson will continue to explore growth opportunities in the MRO space that provide different channels to reach customers, increase sales and generate positive results.

In order to improve our operations, we utilize a Lean Six Sigma approach, which is a set of tools that allow a project team to analyze and improve selected business processes. The project teams work with the process owners to develop statistical measures to evaluate the effectiveness of the process, document the current components and process flow, examine the root cause of defects and effect of current operations, design and implement new ways to improve performance and then measure the results for effectiveness. The Lean Six Sigma process is ingrained in our culture as we have had over 100 employees complete Lean Six Sigma training over the past four years and plan to continue this training program in the years to come.

We believe our emphasis on continuous improvement will lead to further reductions in error rates, increased processing speed, reduction in cycle times, standardization of procedures and elimination of waste. This will enable us to become a more efficient and effective organization which provides our customers with the best purchasing experience possible.

Available Information

We file or furnish annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and file or furnish amendments to those reports pursuant to Section 13(a) or 15(d) of the Exchange Act and Section 16 reports with the Securities and Exchange Commission (“SEC”). The public can obtain copies of these materials by accessing the SEC's website at http://www.sec.gov. In addition, as soon as reasonably practicable after such materials are filed with or furnished to the SEC, we make copies available to the public free of charge through our website at www.lawsonproducts.com or by calling (773) 304-5050. Information on our website is not incorporated by reference into this report. We also make available on our website our Code of Ethics, Corporate Governance Principles and the charters of the committees of our Board of Directors.

Executive Officers of the Registrant

The executive officers of Lawson as of February 1, 2019 were as follows:

Name	Age	Year First Elected to Present Office	Position
Michael G. DeCata	61	2012	President and Chief Executive Officer
Neil E. Jenkins	69	2004	Executive Vice President, Secretary and General Counsel
Ronald J. Knutson	55	2014	Executive Vice President, Chief Financial Officer, Treasurer and Controller
Matthew J. Brown	55	2017	Senior Vice President, Sales
Shane T. McCarthy	50	2015	Senior Vice President, Supply Chain and Business Development

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

Mr. McCarthy was elected Senior Vice President, Supply Chain and Business Development in December 2015 and previously served as Senior Vice President, Supply Chain since June 2014. Mr. McCarthy served as Senior Vice President, Operations from July 2012 to June 2014.

ITEM 1A. RISK FACTORS.

In addition to the other information in this Annual Report on Form 10-K for the fiscal year ended December 31, 2018, the following factors should be considered in evaluating Lawson's business. Our operating results depend upon many factors and are subject to various risks and uncertainties. The material risks and uncertainties known to us and described below may negatively affect our business operations or affect our financial results. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations or affect our financial results.

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

Adverse economic conditions could also affect our key suppliers and contractors. This could lead to us incurring additional expenses or result in delays in shipping products to our customers. Economic uncertainty can make it difficult for us to accurately predict future order activity and affect our ability to effectively manage inventory levels. There are no assurances that we would be able to establish alternative financing or obtain financing with terms similar to our present Loan Agreements.

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

Our Loan Agreements contain financial and other restrictive covenants. These covenants could adversely affect us by limiting our financial and operating flexibility as well as our ability to plan for and react to market conditions and to meet our capital needs. Failure to meet these covenant requirements could lead to higher financing costs, increased restrictions, reduce or eliminate our ability to borrow funds, or accelerate the payment of our existing indebtedness. If we require more liquidity than is currently available to us under our Loan Agreements, we may need to raise additional funds through debt or equity offerings which may not be available when needed or may not be available on terms favorable to us. Should funding be insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Changes in energy costs, tariffs and the cost of raw materials used in our products could impact our cost of goods and distribution and occupancy expenses, which may result in lower operating margins.

Increases in the cost of raw materials used in our products (e.g., steel, brass), tariffs and increases in energy costs raise the production costs of our vendors. Those vendors typically look to pass the higher costs along to us through price increases. If we are unable to fully pass these increased prices and costs through to our customers or to modify our activities, the impact would have an adverse effect on our operating profit margins. Low oil prices may result in weaker demand from oil and gas customers in the future, resulting in lower net sales. Changes in trade policies could affect our sourcing of product, our ability to secure sufficient product and/or impact the cost or price of our products, with potentially negative impacts on our reported gross profits and results of operations.

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

One of our growth strategies is to actively pursue acquisition opportunities which compliment our service oriented business model. Failure to successfully identify the right opportunities and to successfully integrate their operations into our organization could adversely affect our operations and our operating results.

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

Additionally, a facility we own in Decatur, Alabama, was found to contain hazardous substances in the soil and groundwater as a result of historical operations prior to our ownership. We retained an environmental consulting firm to further investigate the contamination, including measurement and monitoring of the site. The Company has concluded that further remediation will most likely be required, and accordingly, has made an accrual for the estimated cost of this environmental matter. A remediation plan was approved by the Alabama Department of Environmental Management; however, the remediation approach and additional procedures may be required that could negatively impact our operating results.

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

Luther King Capital has significant influence over the Company, and this influence could delay or deter a change in control or other business combination or otherwise cause us to take actions with which you may disagree.

In January 2019 LKCM Headwater Investments, an affiliate of Luther King Capital, purchased additional shares of common stock of the Company, and as a result Luther King Capital beneficially owned 48% of the outstanding common stock of the Company. J. Bryan King, a director of the Company, is the Principal of Luther King Capital. As a result, Luther King Capital has significant influence over the outcome of matters requiring a stockholder vote, including the election of directors, and the approval of significant matters and its interests may not align with the interests of other stockholders. This concentration of ownership could also have the effect of delaying, determining or preventing a change of control or other business combination that might be beneficial to our stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES

At December 31, 2018, we owned or leased the following facilities:

Location	Segment	Function	Approximate Square Footage	Own/Lease	Lease Expiration

United States
Chicago, Illinois (1)	Lawson	Headquarters	86,300	Lease	March 2023
McCook, Illinois	Lawson	Packaging/Distribution	306,800	Lease	June 2022
Reno, Nevada	Lawson	Distribution	105,200	Lease	June 2024
Suwanee, Georgia	Lawson	Distribution	91,200	Own
Decatur, Alabama (2)	Lawson	Lease	88,200	Own
Dallas, TX	Lawson	Distribution	5,000	Lease	October 2019
Dayton, OH	Lawson	Distribution	4,500	Lease	Monthly

Canada
Mississauga, Ontario	Lawson	Distribution	78,000	Own
Calgary, Alberta (3)	Lawson/Bolt	Distribution	43,700	Lease	December 2021
Calgary, Alberta (Foothills)	Bolt	Branch	11,200	Lease	April 2024
Calgary, Alberta (South)	Bolt	Branch	10,300	Lease	November 2023
Calgary, Alberta (North)	Bolt	Branch	6,900	Lease	January 2024
Edmonton, Alberta (North)	Bolt	Branch	6,000	Lease	February 2022
Edmonton, Alberta (South)	Bolt	Branch	5,600	Lease	September 2023
Fort McMurray, Alberta	Bolt	Branch	7,500	Lease	March 2019
Lethbridge, Alberta	Bolt	Branch	3,400	Own
Medicine Hat, Alberta	Bolt	Branch	4,900	Own
Prince Albert, Saskatchewan	Bolt	Branch	4,300	Lease	October 2020
Red Deer, Alberta	Bolt	Branch	4,100	Lease	July 2020
Regina, Saskatchewan	Bolt	Branch	4,800	Lease	December 2019
Saskatoon, Saskatchewan	Bolt	Branch	10,800	Lease	May 2021
Winnipeg, Manitoba	Bolt	Branch	7,500	Lease	September 2025
Port Kells, British Columbia	Bolt	Branch	12,000	Lease	August 2023

(1)	We have sub-leased approximately 17,100 feet of the Chicago, Illinois headquarters through June 2019 (see Note 4 - Leases).

(2)	In connection with the sale of a discontinued business, we have agreed to lease the Decatur facility prior to the sale of the property (See Note 8 - Property, Plant and Equipment).

(3)	Lawson and Bolt manage separate distribution operations out of the same physical location.

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

	2018		2017
	High	Low	High	Low
First Quarter	$28.00	$22.25	$28.10	$21.40
Second Quarter	26.85	21.00	24.00	18.70
Third Quarter	36.90	23.19	25.65	19.30
Fourth Quarter	34.89	28.00	26.44	22.80

On January 31, 2019, the closing sales price of our common stock was $29.60 and the number of stockholders of record was 314. We did not issue dividends in either 2018 or 2017 and the Company currently has no plans to issue dividends in the foreseeable future. The amount of dividends we can issue is restricted to $7.0 million annually under our Loan and Security Agreement ("Loan Agreement"). Information about our equity compensation plans may be found in Item 12 of this report which is hereby incorporated by reference.

Repurchased Shares of Stock

The following table summarizes the repurchases of the Company's Common Stock for the three months ended December 31, 2018. These shares were purchased for the sole purpose of satisfying tax withholding obligations of certain employees upon the vesting of market stock units granted to them by the Company. No shares were repurchased in the open market.

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October 1 to October 31, 2018	333	$29.44	—	—
November 1 to November 30, 2018	—	—	—	—
December 1 to December 31, 2018	16,179	31.60	—	—
Three months ended December 31, 2018	16,512		—

Stock Price Performance Chart

Set forth below is a line graph comparing the yearly change in the cumulative total stockholder return of the Company’s common stock against the cumulative total return of the Russell 2000 Index and a peer group (the “Peer Group”) of the Company for the five prior years. The Company selected the Russell 2000 Index because Lawson is a component of the index and the market capitalization of the other member companies are similar to Lawson’s market capitalization. The Peer Group consists of W.W. Grainger, Inc., Fastenal Company, and MSC Industrial Direct. The Company believes that the Peer Group is representative of the markets it serves in terms of product sales and customers. The chart below represents the hypothetical return, including reinvestment of dividends, on $100 if it was invested on December 31, 2013 in the respective stocks or index fund.

ITEM 6. SELECTED FINANCIAL DATA.

The following selected financial data should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto included in Item 8 in this Annual Report. The income statement data and balance sheet data are for, and as of the end of each of the years in the five-year period ended December 31, 2018 and are derived from the audited Consolidated Financial Statements of the Company. The results of discontinued operations have been reclassified from continuing operations for all periods presented.

	(Dollars in thousands, except per share data)
	2018 (1)	2017 (2)	2016	2015 (3)	2014 (4)
Net sales	$349,637	$305,907	$276,573	$275,834	$285,693

Income (loss) from continuing operations	$6,214	$29,688	$(1,629)	$297	$(6,061)
Income from discontinued operations	—	—	—	—	1,692
Net income (loss)	$6,214	$29,688	$(1,629)	$297	$(4,369)

Diluted income (loss) per share of common stock:
Continuing operations	$0.67	$3.25	$(0.19)	$0.03	$(0.70)
Discontinued operations	—	—	—	—	0.20
Net income (loss)	$0.67	$3.25	$(0.19)	$0.03	$(0.50)

Total assets	$197,142	$191,111	$135,307	$133,094	$137,840

Noncurrent liabilities	$31,760	$37,644	$34,737	$35,487	$37,257

Stockholders’ equity	$99,173	$93,490	$61,133	$61,264	$61,855

Notes:

(1)
The 2018 results from continuing operations reflect the inclusion of Bolt for the full year, as well as a $0.5 million increase in the estimated future remediation cost of an environmental matter involving land owned in Decatur, Alabama, that was part of a division that was previously sold.

(2)
The 2017 results from continuing operations include an income tax benefit of $19.6 million primarily as a result of releasing Deferred Tax Asset ("DTA") valuation reserves of $21.2 million at December 31, 2017. 2017 also includes a $5.4 million gain on the sale of the Fairfield, New Jersey distribution center.

(3)
The 2015 results from continuing operations include an expense of $0.9 million related to an increase in the estimated future remediation cost of an environmental matter involving land owned in Decatur, Alabama, that was part of a division that was previously sold.

(4)
The 2014 results from continuing operations include a $3.0 million impairment charge related to the Reno, Nevada, distribution center and a charge of $0.3 million related to the initial estimate of remediation of the environmental matter at the Decatur, Alabama, facility.

IITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are a distributor of products and services to the industrial, commercial, institutional, and governmental maintenance, repair and operations ("MRO") marketplace. With the acquisition of Bolt in October 2017, we now operate in two reportable segments. The Lawson operating segment primarily distributes MRO products to its customers through a network of sales representatives throughout the U.S. and Canada. The Bolt operating segment primarily distributes its MRO products through a network of 14 branches located in Alberta, Saskatchewan, Manitoba and British Columbia, Canada.

The North American MRO industry is highly fragmented. We compete for business with several national distributors as well as a large number of regional and local distributors. The MRO business is influenced by the overall strength of the manufacturing sector of the U.S. economy. One measure used to evaluate the strength of the industrial products market is the PMI index published by the Institute for Supply Management. The PMI index is a composite index of economic activity in the United States manufacturing sector and is available at https://www.instituteforsupplymanagement.org. A measure of that index above 50 generally indicates expansion of the manufacturing sector while a measure below 50 generally represents contraction. The average monthly PMI was 59.0 for the year ended December 31, 2018 compared to 57.5 for the year ended December 31, 2017 indicating improvement in 2018 in the U.S. manufacturing economy compared to the prior year.

Our sales are also affected by the number and effectiveness of sales representatives and the amount of sales each representative can generate from providing products and services to our customers, which we measure as average sales per day per sales representative. We had an average of 994 sales representatives working for us in 2018 which was approximately the same as the number we had in 2017.

Results of operations are examined in detail following a recap of our major activities in 2018.

2018 Activities

•
Acquisitions - On October 1st, we acquired Screw Products, Inc., a regional MRO distributor with a presence in the Dallas, TX and Dayton, OH areas. We also completed the integration of Bolt Supply House, Ltd into our operations, including the opening of a new branch.

•	Lean Six Sigma - Over the past four years we have had over 100 employees complete Lean Six Sigma training, which is a systematic data driven approach to analyzing and improving business processes.

•	Improved Operational Performance - We continued to improve the fundamentals of our business, measured as improved customer service levels to our customers.

We believe we have created a scalable infrastructure that will allow us to take advantage of future growth opportunities. We continue to strive to be our customers' first choice for maintenance, repair and operational solutions.

RESULTS OF OPERATIONS FOR 2018 AS COMPARED TO 2017

	Year Ended December 31,				Year-to-Year
	2018		2017		Change
(Dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%

Net sales	$349,637	100.0%	$305,907	100.0%	$43,730	14.3%
Cost of goods sold	160,097	45.8	122,889	40.2	37,208	30.3
Gross profit	189,540	54.2	183,018	59.8	6,522	3.6

Operating expenses:
Selling expenses	87,642	25.1	98,025	32.0	(10,383)	(10.6)
General and administrative expenses	92,688	26.5	80,479	26.4	12,209	15.2
Total SG&A	180,330	51.6	178,504	58.4	1,826	1.0
Gain on sale of property	—	—	(5,422)	(1.8)	5,422	(100.0)
Total operating expenses	180,330	51.6	173,082	56.6	7,248	4.2

Operating income	9,210	2.6	9,936	3.2	(726)

Interest expense	(1,009)	(0.2)	(622)	(0.2)	(387)
Other (expense) income, net	(1,338)	(0.4)	780	0.3	(2,118)

Income before income taxes	6,863	2.0	10,094	3.3	(3,231)
Income tax (benefit) expense	649	0.2	(19,594)	(6.4)	20,243

Net income	$6,214	1.8%	$29,688	9.7%	$(23,474)

Sales and Gross Profits

Sales and gross profit results by operating segment for the years ended December 31, 2018 and 2017 were as follows:

	Year Ended December 31,		Increase (Decrease)
(Dollars in thousands)	2018	2017	Amount	%

Net sales
Lawson	$313,095	$297,953	$15,142	5.1%
Bolt (1)	36,542	7,954	28,588	359.4%
Consolidated	$349,637	$305,907	$43,730	14.3%

Gross profit
Lawson	$175,517	$179,578	$(4,061)	(2.3)%
Bolt (1)	14,023	3,440	10,583	307.6%
Consolidated	$189,540	$183,018	$6,522	3.6%

Gross profit margin
Lawson	56.1%	60.3%
Bolt (1)	38.4%	43.2%
Consolidated	54.2%	59.8%

(1)    Results for Bolt only reflect the period subsequent to the acquisition date of October 3, 2017.

Net sales increased 14.3% in 2018 to $349.6 million from $305.9 million in 2017. Lawson segment sales increased 5.1% over the prior year primarily due to increased productivity of sales representatives and the strength of the MRO marketplace, as well as the acquisition of Screw Products on October 1, 2018. The Company experienced growth in all major categories including regional, large strategic national, Kent Automotive and governmental accounts. There was one less selling day in 2018 compared to 2017. Average daily sales grew to $1.393 million in 2018 compared to $1.214 million in 2017 driven by a full year of Bolt Supply, improved sales rep productivity and the acquisition of Screw Products in 2018 which generated $0.6 million of sales for the year.

Gross profit increased to $189.5 million in 2018 from $183.0 million in 2017 and decreased to 54.2% of net sales from 59.8% of net sales a year ago. The decrease in the gross margin percentage was primarily a result of the effect of the adoption of ASC 606 and the inclusion of Bolt for the entire year and Screw Products for three months. Bolt and SPI historically have had lower gross margins than Lawson MRO. The Lawson gross margin decreased as a percentage of sales primarily due to the adoption of ASC 606 which reclassified $14.6 million of service related costs from selling expenses to service cost included in gross profit and higher sales to larger national customers, who typically generate lower product margin.

Selling, General and Administrative Expenses

	Year Ended December 31,		Increase (Decrease)
	2018	2017	Amount	%

Selling expenses
Lawson	$84,536	$97,376	$(12,840)	(13.2)%
Bolt	3,106	649	2,457	378.6%
Consolidated	$87,642	$98,025	$(10,383)	(10.6)%

General and administrative expenses
Lawson	$84,103	$78,460	$5,643	7.2%
Bolt	8,585	2,019	6,566	325.2%
Consolidated	$92,688	$80,479	$12,209	15.2%

Selling expenses consist of compensation paid to our sales representatives and related expenses to support our sales efforts. Selling expenses decreased $10.4 million to $87.6 million in 2018 from $98.0 million in 2017 primarily as a result of the adoption of ASC 606, offset by the inclusion of Bolt for the entire year and increased compensation costs on higher sales. As a percent of sales, selling expenses decreased to 25.1% from 32.0% due to the reclassification of certain selling related expenses to gross margin due to the adoption of ASC 606 and the selling expenses being leveraged over a higher sales base.

General and administrative expenses consist of expenses to operate our distribution network and overhead expenses to manage the business, including the 14 branch locations of Bolt. General and administrative expenses increased $12.2 million to $92.7 million in 2018 compared to $80.5 million in 2017, due primarily to increased stock based compensation of $7.5 million, a portion of which is dependent on our stock price, and the inclusion of Bolt for the entire year.

Gain on sale of properties

In 2017, we received net cash proceeds of $6.2 million and recognized a gain of $5.4 million from the sale of our Fairfield, New Jersey distribution center.

Interest Expense

Interest expenses increased $0.4 million in 2018, over the prior year, due primarily to higher average borrowings outstanding.

Other Income, Net

Other income, net decreased $2.1 million in 2018 compared to the prior year, due primarily to the effect of unfavorable changes in the exchange rate on the translation of U.S. dollar denominated receivables from Canada.

Income Tax (Benefit) Expense

In 2012, due to historical cumulative losses, we had determined it was more likely than not that we would not be able to utilize our deferred tax assets to offset future taxable income. Therefore, substantially all of our deferred tax assets were subject to a tax valuation allowance.

In 2017 we had continued to generate pre-tax profits and utilized some of our net operating loss carryforwards over the previous two years and were in a three year cumulative income position in the U.S. Based on available evidence including the utilization of $13.0 million of net operating loss carryforwards in 2017, we reached a point of increased confidence in our ability to sustain profit levels and we believed it was more likely than not that we would be able to utilize a substantial amount of our deferred tax assets to offset future taxable income. Therefore, $21.2 million of our U.S. valuation allowances were released at December 31, 2017.

The benefit generated by the reversal of valuation reserves at December 31, 2017 mainly resulted in the net tax benefit of $19.6 million for 2017 (See Note 11 - Income Taxes in Item 8 for further details).

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $20.3 million and $7.2 million in 2018 and 2017, respectively, primarily reflecting operating results, net of depreciation and amortization.

In 2017, we completed the acquisition of The Bolt Supply House Ltd. for approximately $32.3 million which was paid for by using a combination of cash on hand and borrowings of $16.3 million from our existing revolving credit facility. In 2018, we acquired Screw Products, Inc. for $5.2 million which was funded from our existing line of credit.

In 2017, we completed the sale of our distribution center located in Fairfield, New Jersey, receiving net cash proceeds of $6.2 million. Capital expenditures of $2.5 million and $1.3 million in 2018 and 2017 respectively, were primarily for improvements to our distribution centers and information technology. We invested $5.3 million and $32.3 million in 2018 and 2017 respectively, in business acquisitions.

Lawson Loan Agreement

We have the ability to borrow funds through the Loan Agreement which consists of a $40.0 million revolving credit facility which includes a $10.0 million sub-facility for letters of credit. The terms of the Loan Agreement as amended are more fully detailed in Note 13 - Loan Agreements of the Consolidated Financial Statements included in Item 8 of this Form 10-K.

At December 31, 2018, we had $9.0 million of borrowings on our revolving line of credit under the Loan Agreement and had borrowing availability of $27.7 million. Additionally, we had $1.8 million outstanding under a Commitment Letter ("Bolt Agreement") for aggregate borrowings outstanding of $10.8 million.

In addition to other customary representations, warranties and covenants, and if the excess capacity is below $10.0 million, we are required to meet a minimum trailing twelve month EBITDA to fixed charges ratio, as defined in the amended Loan Agreement. On December 31, 2018, our borrowing capacity exceeded $10.0 million, therefore, we were not subject to these financial covenants, however, we have provided the results of the financial covenants below for informational purposes:

Quarterly Financial Covenants	Requirement	Actual
EBITDA to fixed charges ratio	1.10 : 1.00	3.46 : 1.00

Although we have met the minimum financial covenant levels for all quarters since the Loan Agreement was put in place including the quarter ended December 31, 2018, failure to meet these covenant requirements in future quarters could lead to higher financing costs, increased restrictions, or reduce or eliminate our ability to borrow funds.

No cash dividends were paid in the three years ended December, 31 2018 and dividends are currently restricted under our Loan Agreement to amounts not to exceed $7.0 million annually.

Commitment Letter

Bolt has a Commitment letter which allows Bolt to access up to $5.5 million Canadian dollars. The Commitment Letter carries an interest rate of the prime rate plus 0.25%, is subject to certain covenants and is secured by substantially all of Bolt’s assets. The Commitment Letter is subject to a working capital ratio, a maximum ratio of debt to tangible net worth of the Bolt assets and a debt service coverage ratio as defined in the Commitment Letter. At December 31, 2018, Bolt was in compliance with the financial covenants which are subject to periodic review, at least annually, with the next review due by August 31, 2019.

We believe cash expected to be provided by operations and the funds available under our Loan Agreements are sufficient to fund our operating requirements, strategic initiatives and capital improvements throughout 2019.

OFF-BALANCE SHEET ARRANGEMENTS

Of the $10.8 million operating lease obligation, $4.0 million relates to a lease agreement for our headquarters which expires in March 2023, and $2.7 million relates to a lease agreement for our Reno, Nevada, distribution center which expires in June 2024. The remainder of the operating leases relate to the leases of Bolt locations and the land associated with the McCook distribution facility. A portion of the leased headquarters that has been sub-leased through June of 2019.

The majority of our operating leases will be recognized as right of use assets and lease liabilities on the balance sheet upon the adoption of ASU 2016-02, Leases ("ASU 2016-02") in the first quarter of 2019. See Note 4 - Leases for the transition to ASU 2016-02.

Also, as of December 31, 2018, we had contractual commitments to purchase approximately $11.5 million of product from our suppliers and contractors.

CRITICAL ACCOUNTING POLICIES

We have disclosed our significant accounting policies in Note 2 to the consolidated financial statements. The following provides information on the accounts requiring more significant estimates.

Allowance for Doubtful Accounts — We evaluate the collectability of accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings, substantial down-grading of credit ratings), a specific reserve for bad debts is recorded against amounts due to reduce the receivable to the amount we believe will be collected. For all other customers, we recognize reserves for bad debts based on our historical experience of bad debt write-offs as a percent of accounts receivable outstanding. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations), the estimates of the recoverability of amounts due to us could be revised by a material amount. At December 31, 2018, our reserve was 1.4% of our gross accounts receivable outstanding. A hypothetical change of one percent to our reserve as a percent of our gross accounts receivable would have affected our annual doubtful accounts expense by approximately $0.4 million.

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

At December 31, 2018, our inventory reserve was $5.3 million, equal to approximately 9.2% of our gross inventory. A hypothetical change of one percent to our reserve as a percent of total inventory would have affected our cost of goods sold by $0.6 million.

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

We have continued to generate pre-tax profits and have utilized some of our net operating loss carryforwards over the last two years and are now in a three year cumulative income position in the U.S. Based on available evidence, including the utilization of $13.0 million of net operating loss carryforwards in 2017, we reached a point of increased confidence in our ability to sustain profit levels and we believed it was more likely than not that we would be able to utilize a substantial amount of our deferred tax assets to offset future taxable income. Therefore, $21.2 million of our U.S. valuation allowances were released at December 31, 2017.

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

As the Company is a smaller reporting company, this item is not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following information is presented in this item:

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Lawson Products, Inc.
Chicago, Illinois
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Lawson Products, Inc. (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 4, 2019 expressed an unqualified opinion thereon.
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

/s/BDO USA, LLP
We have served as the Company's auditors since 2013
Chicago, Illinois
March 4, 2019

Lawson Products, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$11,883	$4,416
Restricted cash	800	800
Accounts receivable, less allowance for doubtful accounts of $549 and $476, respectively	37,682	38,575
Inventories, net	52,887	50,928
Miscellaneous receivables and prepaid expenses	3,653	3,728
Total current assets	106,905	98,447

Property, plant and equipment, less accumulated depreciation and amortization	23,548	27,333
Deferred income taxes	20,592	21,692
Goodwill	20,079	19,614
Cash value of life insurance	12,599	11,964
Intangible assets, net	13,112	11,813
Other assets	307	248
Total assets	$197,142	$191,111

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving lines of credit	$10,823	$14,543
Accounts payable	15,207	12,394
Accrued expenses and other liabilities	40,179	33,040
Total current liabilities	66,209	59,977

Security bonus plan	12,413	12,981
Financing lease obligation	5,213	6,420
Deferred compensation	5,304	5,476
Deferred rent liability	1,963	3,512
Deferred tax liability	2,761	3,559
Other liabilities	4,106	5,696
Total liabilities	97,969	97,621

Commitments and contingencies – Note 15

Stockholders’ equity:
Preferred stock, $1 par value:
Authorized - 500,000 shares, issued and outstanding - None	—	—
Common stock, $1 par value:
Authorized - 35,000,000 shares Issued – 9,005,716 and 8,921,302 shares, respectively Outstanding – 8,955,930 and 8,888,028 shares, respectively	9,006	8,921
Capital in excess of par value	15,623	13,005
Retained earnings	77,338	71,453
Treasury stock – 49,786 and 33,274 shares held, respectively	(1,234)	(711)
Accumulated other comprehensive (loss) income	(1,560)	822
Total stockholders’ equity	99,173	93,490
Total liabilities and stockholders’ equity	$197,142	$191,111

See notes to Consolidated Financial Statements

Lawson Products, Inc.
Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per share data)

	Year Ended December 31,
	2018	2017
Product revenue	$310,204	$305,907
Service revenue	39,433	—
Total revenue	349,637	305,907

Product cost of goods sold	145,493	122,889
Service cost	14,604	—
Gross profit	189,540	183,018

Operating expenses:
Selling expenses	87,642	98,025
General and administrative expenses	92,688	80,479
Total SG&A	180,330	178,504
Gain on sale of property	—	(5,422)
Operating expenses	180,330	173,082

Operating income	9,210	9,936

Interest expense	(1,009)	(622)
Other income (expenses), net	(1,338)	780

Income before income taxes	6,863	10,094
Income tax (benefit) expense	649	(19,594)

Net income	$6,214	$29,688

Basic income per share of common stock	$0.70	$3.35

Diluted income per share of common stock	$0.67	$3.25

Weighted average shares outstanding:
Basic weighted average shares outstanding	8,909	8,864
Effect of dilutive securities outstanding	364	267
Diluted weighted average shares outstanding	9,273	9,131

Comprehensive income
Net income	$6,214	$29,688
Other comprehensive income (loss), net of tax:
Adjustment for foreign currency translation	(2,382)	861
Comprehensive income	$3,832	$30,549

See notes to Consolidated Financial Statements

Lawson Products, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands)

	Common Stock
	Outstanding Shares	$1 Par Value	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at January 1, 2017	8,832,623	$8,865	$11,055	$41,943	$(691)	$(39)	$61,133

Change in accounting principle (1)	—	—	—	(178)	—	—	(178)
Net income	—	—	—	29,688	—	—	29,688
Adjustment for foreign currency translation	—	—	—	—	—	861	861
Stock-based compensation	—	—	2,006	—	—	—	2,006
Shares issued	56,373	56	(56)	—	—	—	—
Share repurchase under stock award program	(968)	—	—	—	(20)	—	(20)
Balance at December 31, 2017	8,888,028	8,921	13,005	71,453	(711)	822	93,490

Change in accounting principle (2)	—	—	—	(329)	—	—	(329)
Net income	—	—	—	6,214	—	—	6,214
Adjustment for foreign currency translation	—	—	—	—	—	(2,382)	(2,382)
Stock-based compensation	—	—	2,703	—	—	—	2,703
Shares issued	84,414	85	(85)	—	—	—	—
Share repurchase under stock award program	(16,512)	—	—	—	(523)	—	(523)
Balance at December 31, 2018	8,955,930	$9,006	$15,623	$77,338	$(1,234)	$(1,560)	$99,173

(1)
The Company adopted the provisions of ASU 2016-09, Compensation - Stock Compensation - Improvements to Employee Share-Based Payment Accounting, on January 1, 2017 using the modified retrospective approach. See Note 1 - Basis of Presentation and Summary of Significant Accounting Policies for further details.

(2)
The Company adopted the ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09) on January 1, 2018 using the modified retrospective approach. See Note 1 - Basis of Presentation and Summary of Significant Accounting Policies for further details.

See notes to Consolidated Financial Statements

Lawson Products, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2018	2017
Operating activities
Net income	$6,214	$29,688

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,855	6,770
Stock-based compensation	7,508	3,106
Deferred income taxes	545	(21,229)
Gain on disposal of property and equipment	—	(5,422)

Changes in operating assets and liabilities, net of effect of acquired businesses:
Accounts receivable	(193)	(5,275)
Inventories	(2,915)	(1,713)
Prepaid expenses and other assets	(1,501)	(1,226)
Accounts payable and other liabilities	2,851	1,980
Other	935	525
Net cash provided by operating activities	20,299	7,204

Investing activities
Purchases of property, plant and equipment	(2,524)	(1,256)
Business acquisitions, net of acquired cash	(5,307)	(32,286)
Proceeds from sale of property	—	6,177
Net cash used in investing activities	(7,831)	(27,365)

Financing activities
Net proceeds from (payments on) revolving line of credit	(3,720)	13,595
Principal on capital leases payments	(185)	(134)
Proceeds from stock option exercises	14	20
Repurchase treasury shares	(523)	(20)
Business acquisition payment	(76)	(80)
Net cash (used in) provided by financing activities	(4,490)	13,381

Effect of exchange rate changes on cash and cash equivalents	(511)	775

Increase (decrease) in cash and cash equivalents and restricted cash	7,467	(6,005)
Cash, cash equivalents and restricted cash at beginning of year	5,216	11,221
Cash, cash equivalents and restricted cash at end of year	$12,683	$5,216

Cash and cash equivalents	$11,883	$4,416
Restricted cash	800	800
Total cash, cash equivalents and restricted cash	$12,683	$5,216

See notes to Consolidated Financial Statements

Lawson Products, Inc.
Notes to Consolidated Financial Statements

Note 1 - Description of Business

Lawson Products, Inc. (“Lawson” or the “Company”) is a North American distributor of products and services to the industrial, commercial, institutional and government maintenance, repair and operations (“MRO”) marketplace. The Company has two operating segments. The Lawson operating segment distributes MRO products to customers primarily through a network of sales representatives offering vendor managed inventory ("VMI") service to customers throughout the United States and Canada. In October 2017 the Company acquired The Bolt Supply House, Ltd. ("Bolt"), an MRO distributor located in western Canada. The Bolt operating segment distributes MRO products primarily through its 14 branches located in Western Canada. In October 2018, the Company acquired Screw Products, Inc., a regional distributor of bulk industrial products to manufacturers and job shops.

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

Revenue Recognition — The Company recognizes two revenue streams: revenues from the sale of product and revenues from the performance of VMI services. The Company offers VMI services only in conjunction with product sales. The Company does not bill product sales and services separately. The total revenue billed is allocated between revenue from product sales and revenue from services for reporting purposes based upon the estimated market value of such services. A portion of selling expenses is allocated to cost of sales for reporting purposes based upon the estimated time spent on such services. Product revenue includes product sales and billings for freight and handling charges. Sales and associated cost of goods sold are generally recognized when products are shipped and title passes to customers. We accrue for returns based on historical evidence of return rates. Service revenue and associated cost of sales are recognized when services are performed. A portion of service revenue and cost of service is deferred, as not all services are performed in the same period as billed.

Cash Equivalents — The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amount of the Company’s cash equivalents at December 31, 2018 approximates fair value.

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

Property, Plant and Equipment — Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation expense is computed primarily by the straight-line method for its buildings, machinery and equipment, furniture and fixtures and vehicles. The Company estimates useful lives of 20 to 40 years for buildings and improvements and 3 to 10 years for machinery and equipment, furniture and fixtures and vehicles. Amortization of financing and capital leases is included in depreciation expense.

Depreciation expense was $4.8 million and $4.7 million for 2018 and 2017 respectively. Capitalized software is amortized over estimated useful lives of 3 to 5 years using the straight-line method. Amortization expense of capitalized software was $1.1 million and $1.6 million for 2018 and 2017 respectively.

Cash Value of Life Insurance — The Company has invested funds in life insurance policies on certain current and former employees. The cash surrender value of the policies is invested in various investment instruments and is recorded as an asset on our consolidated balance sheet. The Company records these funds at contractual value. The change in the cash surrender value of the life insurance policies, which is recorded as a component of General and administrative expenses, is the change in the policies' contractual values.

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

Stock-Based Compensation — Compensation based on the share value of the Company’s common stock is valued at its fair value at the grant date and the expense is recognized over the vesting period. Fair value is re-measured each reporting period for liability-classified awards that may be redeemable in cash. We account for forfeitures of stock-based compensation in the period which they occur.

Goodwill — The Company had $20.1 million and $19.6 million of goodwill in 2018 and 2017, respectively. Goodwill represents the cost of business acquisitions in excess of the fair value of identifiable net tangible and intangible assets acquired. Goodwill is allocated to the appropriate reporting unit, which are the same as the operating segments as reviewed by the Company’s chief operating decision maker responsible for reviewing operating performance and allocating resources. The Company reviews goodwill for potential impairment annually on December 1st, or when an event or other circumstances change that would more likely than not reduce the fair value of the asset below its carrying value.

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

Impairment of Long-Lived Assets — The Company reviews its long-lived assets, including property, plant and equipment and definite life intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. Recoverability is measured by a comparison of the assets' carrying amount to their expected future undiscounted net cash flows. If such assets are considered to be impaired, the impairment to be recognized is measured based on the amount by which the carrying amount of the asset exceeds its fair value. In 2018 the Company determined that a triggering event had occurred when it determined that it would most likely exercise its put option on a building of a previously discontinued operation in Decatur, Alabama. Accordingly, the Company recorded an impairment charge of $0.2 million in 2018 based upon the anticipated proceeds less its carrying value. No additional triggering events or impairments occurred in 2018.

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

In 2017 we had continued to generate pre-tax profits and had utilized some of our net operating loss carryforwards over the previous two years and were in a three year cumulative income position in the U.S. Based on available evidence, including the utilization of $13.0 million of net operating loss carryforwards in 2017, we reached a point of increased confidence in our ability to sustain profit levels and we believed it was more likely than not that we would be able to utilize a substantial amount of our deferred tax assets to offset future taxable income. Therefore, a large portion of our U.S. valuation allowances were released in 2017.

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

Leases — Leases are categorized as either operating or capital leases at inception. Operating lease costs are recognized on a straight-line basis over the term of the lease. An asset and a corresponding liability for the capital lease obligation are established for the cost of capital leases. The capital lease obligation is amortized over the shorter of the estimated useful life of the asset or the lease term. The Company purchased $0.2 million and $0.3 million of assets financed by capital leases in 2018 and 2017 respectively, in non-cash transactions that were not reflected in the Consolidated Statements of Cash Flows.

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

Earnings per Share — Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution from the exercise or conversion of outstanding stock options, market stock units and restricted stock awards into common stock. For the years ended December 31, 2018 and 2017 stock options to purchase 46,067 and 80,000, respectively of the Company's common stock were excluded from the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common stock.

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

Gains and losses resulting from intercompany transactions are included as a component of net income or loss each reporting period unless the transactions are of a long-term-investment nature and settlement is not planned or anticipated in the foreseeable future, in which case the gains and losses are recorded as a component of accumulated other comprehensive income or loss in the consolidated balance sheets.

Treasury Stock —The Company repurchased 16,512 and 968 shares of its common stock in 2018 and 2017, respectively, from employees upon the vesting of restricted stock to offset the income taxes owed by those employees. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of stockholders’ equity. The value of the treasury stock repurchased was $523 thousand and $20 thousand in 2018 and 2017, respectively.

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

Use of Estimates — Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported for service revenue, service cost, allowance for doubtful accounts, inventory reserves, goodwill and intangible assets valuation, and income taxes in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

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

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which is intended to help companies evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses by providing a more robust framework to use in determining when a set of assets and activities is a business. This ASU became effective commencing with our quarter ending March 31, 2018 and did not have a material impact on our consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18, Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 (including interim periods within those periods) using a retrospective transition method to each period presented. The Company adopted ASU 2016-18 on January 1, 2018 and it had no material impact on the consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses, which revises the requirements for how an entity should measure credit losses on financial instruments. The pronouncement is effective for public entities in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and the new guidance will be applied on a prospective basis. The Company does not believe the adoption of the new standard will have a material impact on its financial statements.

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

The Company adopted ASU 2014-09 on January 1, 2018 using the modified retrospective method. Under this method, a cumulative effect adjustment was recorded based on applying the guidance to the customer contracts that were not completed at the date of initial application. As a result, prior periods were not adjusted to reflect application of the new guidance.

Upon the adoption of ASU 2014-09, the Company identified its performance obligations as product sales and performance of VMI services. The Company recognizes revenue generated from the sale of its products when control of the product transfers from the Company to the customer. The Company recognizes revenue generated by the performance of VMI services when these services are performed.

Although the Company does not offer VMI services separately from the sale of its products and does not bill VMI services separately, the Company allocates the total revenue between these performance obligations in its financial statements. A portion of total revenue is allocated to service revenue based on the estimated time Lawson MRO sales reps spend providing services to customers utilizing an estimated market rate for the VMI services provided. The Company also breaks out the costs associated with VMI services as a component of total costs of goods sold in its financial statements. The cost of sales associated with VMI services is calculated based upon estimated time spent on these services applied against direct selling expenses.

Some VMI services are performed after control of the product has transferred to the customer, which can result in the deferral of a small amount of service revenue and associated cost of sales and selling expenses to the subsequent period. The Company recognized a small amount of deferred revenue and deferred expenses upon transition to ASU 2014-09, with the net effect recognized as an adjustment to beginning retained earnings. The deferred revenue and deferred expenses are remeasured on a quarterly basis with the net effect recognized as a change to the operating results. See Note 3 - Revenue Recognition.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. Subsequently, the FASB has issued additional ASUs which further clarify this guidance.

Under the new guidance, at the lease commencement date, a lessee recognizes a right-of-use (“ROU”) asset representing its right to use the underlying asset and a lease liability which is initially measured at the estimated present value of the future lease payments. These amounts represent the estimated economic benefit the Company will receive over the term of the lease. For results of operations purposes, leases are classified as either operating or finance leases. For operating leases, lease expense is recognized on a straight line basis. For finance leases, the lease liability and interest on the lease liability is recognized using the Company's borrowing rate. The amortization of the ROU asset is recognized over the useful life of the asset.

The Company will adopt ASU 2016-02 on January 1, 2019 using the modified retrospective method. The Company anticipates that it will elect a package of practical expedients, which includes the decision to not reassess certain direct costs for existing leases at the date of implementation. These direct costs include certain items such as commissions, legal and documentation preparation fees and payments to incentivize existing tenants to terminate its lease. These direct costs will be capitalized for new leases entered into after January 1, 2019. The Company anticipates that, as a practical expedient, it will not separate lease components from non-lease components for certain types of leases.

The effect on the Company’s results of operations in subsequent periods is not expected to be significant. The impact of ASU 2016-02 will be non-cash in nature and will not affect the Company’s cash flows. Also, additional quantitative and qualitative presentations and disclosures related to the Company’s leases will be provided upon adoption of the standard. Upon transition to ASU 2016-02, the Company will derecognize and reassess the financing lease for the building associated with the McCook distribution facility. The land associated with the McCook distribution facility, which was previously classified as an operating lease, will be classified as a financing lease. We do not expect the adoption to affect the borrowing agreements of the Company. See Note 4 - Leases.

Note 3 - Revenue Recognition

Adoption of ASC 606

On January 1, 2018 the Company adopted Accounting Standards Codification 606-Revenue From Contracts With Customers (“ASC 606”). As part of the Company's adoption of ASC 606, it concluded that it has two separate performance obligations, and accordingly, two separate revenue streams: products and services. As a result, the Company is now reporting two separate revenue streams and two separate costs of revenues. The adoption of ASC 606 had a minimal impact on total reported revenues, costs and net income for 2018. However, the adoption required prospective reclassification of certain selling expenses associated with the separately identified vendor managed inventory services performance obligation costs historically classified as selling expenses to cost of sales. As ASC 606 was adopted on a modified retrospective method, prior years are not restated. Effective January 1, 2018, the Company recorded a cumulative effect adjustment in opening retained earnings in the amount of $0.3 million based on applying the guidance to the customer contracts that were not completed on that date.

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

Significant Judgments

The Company employs certain significant judgments to estimate the dollar amount of revenue, and related expenses, allocated to the sale of product and service. These judgments include, among others, the percentage of customers that take advantage of the VMI services offered, the amount of revenue to be allocated to the VMI service based on the value of the service to its customers, and the amount of time after control of the product passes to the customer that the VMI service obligation is completed. It is assumed that any customer who averages placing orders at a frequency of longer than 30 days does not take advantage of the available VMI services offered. The estimate of the cost of sales is based on the estimated time spent on such activities applied to the expenses directly related to sales representatives that provide VMI services to the customer.

Financial Impact of ASC 606 Adoption

As a result of applying ASC 606 the Company recorded a liability of $0.7 million for deferred revenue on January 1, 2018. Expenses related to these revenues of $0.4 million were also deferred resulting in a net reduction to opening retained earnings of $0.3 million as of January 1, 2018. At December 31, 2018, the Company had a deferred revenue liability of $0.7 million and a deferred expense of $0.3 million for related expenses associated with the deferred service performance obligations, respectively. The deferral of revenue and expenses does not affect the amount, timing and any uncertainty of cash flows generated from operations.

The following table presents the impact of ASC 606 on Consolidated Statements of Operations and Comprehensive Income:

	Year Ended December 31, 2018
(Dollars in thousands)	As Reported	Service Revenues and Costs Adjustments	Pro-Forma as if Previous Accounting Guidance Was in Effect (Unaudited)

Product revenue	$310,204	$39,383	$349,587
Service revenue	39,433	(39,433)	—
Total revenue	349,637	(50)	349,587

Product cost of goods sold	145,493	—	145,493
Service costs	14,604	(14,604)	—
Total cost of goods sold	160,097	(14,604)	145,493

Gross profit	189,540	14,554	204,094
Gross profit percentage	54.2%		58.4%

Selling expenses	87,642	14,498	102,140
General and administrative expenses	92,688	—	92,688
Operating expenses	180,330	14,498	194,828

Operating income as reported was $9.21 million whereas pro forma unaudited operating income as if previous accounting guidance was in effect would have been $9.27 million.

Disaggregated revenue by geographic area follows:

	Unaudited
	Year Ending December 31,
(Dollars in thousands)	2018	2017

United States	$279,917	$266,994
Canada	69,720	38,913
Consolidated total	$349,637	$305,907

Disaggregated revenue by product type follows:

	Unaudited
	Year Ending December 31,
	2018	2017

Fastening Systems	24%	21%
Cutting Tools and Abrasives	15%	14%
Fluid Power	14%	15%
Specialty Chemicals	12%	14%
Electrical	11%	11%
Aftermarket Automotive Supplies	8%	9%
Safety	5%	4%
Welding and Metal Repair	2%	2%
Other	9%	10%
Consolidated Total	100%	100%

Note 4 - Leases

In February 2016, the FASB established Topic ASC 842, Leases, by issuing Accounting Standards Update 2016-02. Lawson intends to adopt ASC 842 as of January 1, 2019. The Company leases property used for distribution centers, office space, and Bolt branch locations throughout the U.S. and Canada, along with various equipment located in distribution centers and corporate headquarters. The Company is also a lessor of its Decatur, Alabama property previously used in conjunction with a discontinued operation, and is a sublessor of a portion of its corporate headquarters. We do not expect a significant change in our leasing activities between now and the adoption of ASC 842.

The Company expects that the adoption of ASC 842 will have a minimal impact on the operating results of the Company. Upon adoption, the Company will recognize a ROU asset and lease liability for operating leases of approximately $6.8 million and $8.8 million, respectively, as well as reduce a deferred rent liability by approximately $2.0 million. The remaining previously recognized finance lease asset associated with the McCook lease of $4.5 million and the remaining previously recognized finance lease liability of $6.4 million will be derecognized. This will create an increase to beginning retained earnings of approximately $1.9 million. Upon reassessment of the built-to-suit McCook financing lease, a ROU asset and lease liability of approximately $5.3 million will be recorded. Our conclusions are preliminary and subject to change as we finalize our analysis. We will expand our consolidated financial statements disclosure upon adoption of the new standard. The Company will adopt this standard on January 1, 2019 and prior periods will not be recast in transition.

Note 5 - Acquisitions

2018

The Company completed the acquisition of Screw Products, Inc. in October 2018 for approximately $5.2 million. The purchase price was funded with cash on hand and utilization of the Company's existing credit facility. Screw Products, Inc. is a distributor of bulk industrial products to large manufacturers and job shops. The Company allocated $2.6 million of the purchase price to an intangible asset for customer relationships and $0.5 million for intangible asset for trade names. These amounts were determined by a third party valuation firm with estimated useful lives of 10 and 15 years, respectively. The excess of the purchase price over the fair values of the identifiable assets and liabilities was recorded as goodwill and represents the expected future benefit to the Company from the acquisition of Screw Products. These preliminary estimates and assumptions could change significantly during the purchase price measurement period as the Company finalizes the valuations of the assets acquired and liabilities assumed, and the related tax balances. Such changes could result in material variances between the Company's future financial results and the amounts presented in the unaudited pro forma information, including variances in the estimated purchase price, fair values recorded and expenses associated with these items. The Company's Lawson operating segment includes revenues of approximately $0.6 million from Screw Products in 2018.

2017

In October, 2017, the Company acquired The Bolt Supply House Ltd., based in Calgary, Canada, for a purchase price of approximately $32.3 million, The purchase price was funded with cash on hand and utilization of Lawson Products’ existing credit facility. Bolt is a leading Canadian distributor of high quality fasteners, power tools and industrial MRO supplies, with 14 branch locations throughout Alberta, Saskatchewan, Manitoba and British Columbia, Canada. The acquisition was made to add to the Company's revenue and earnings and expand distribution coverage in Western Canada.

The purchase price of the acquisition was allocated to the fair market value of Bolt's assets and liabilities on the acquisition date. The fair market value appraisals of the majority of the assets and liabilities were determined by third party valuation firms including intangible assets of $7.2 million for trade names and $4.2 million for customers relationships and their estimated useful lives of 15 and 12 years, respectively. The $14.2 million allocated to goodwill reflects the purchase price less the fair market value of the identifiable net assets. The appropriate fair values of the assets acquired and liabilities assumed, and the related tax balances, are based on various estimates and assumptions. Further operating details related to the operations of Bolt subsequent to the acquisition are included in Note 18 - Segment Information.

A summary of the purchase price allocation of the acquisitions is as follows:

	(Dollars in thousands)
	December 31,
	2018	2017
Cash paid and liabilities assumed
Cash paid	$5,150	$32,286
Deferred tax liability	—	3,065
Other liabilities	158	2,434
Contingent consideration	65	—
	$5,373	$37,785

Fair value of assets acquired
Goodwill	$1,929	$14,176
Trade names	470	7,241
Inventory	123	6,315
Customer relationships	2,580	4,186
Accounts receivable	271	3,323
Property, plant and equipment	—	1,796
Other assets	—	748
	$5,373	$37,785

Additional acquisition expenses of $0.2 million and $0.7 million, were recorded as a component of General and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income for 2018 and 2017, respectively.

The following table contains unaudited pro forma net sales and net income for Lawson Products assuming the Screw Products acquisition closed on January 1, 2017 and the Bolt acquisition closed on January 1, 2016.

	(Dollars in thousands)
	Year Ended December 31,
	2018	2017
Net Sales
Actual	$349,637	$305,907
Pro forma (unaudited)	$351,916	$334,554

Net income
Actual	$6,214	$29,688
Pro forma (unaudited)	$6,674	$31,111

The pro forma disclosures in the table above include adjustments for, amortization of intangible assets, interest expense, tax expenses and the impact of pro forma adjustments and acquisition costs to reflect results that are more representative of the combined results of the transactions as if the Screw Products acquisition closed on January 1, 2017 and the Bolt acquisition closed on January 1, 2016. This pro forma information utilizes certain estimates, is presented for illustrative purposes only and may not be indicative of the results of operation that would have actually occurred. In addition, future results may vary significantly from the results reflected in the pro forma information. The unaudited pro forma financial information does not reflect the impact of future events that may occur after the acquisition, such as anticipated cost savings from operating synergies.

Note 6 — Restricted Cash

The Company has agreed to maintain $0.8 million in a money market account as collateral for an outside party that is providing certain commercial card processing services for the Company. The Company is restricted from withdrawing this balance without the prior consent of the outside party during the term of the agreement.

Note 7 – Inventories, net

Inventories, net, consisting primarily of purchased goods which are offered for resale, were as follows:

	(Dollars in thousands)
	December 31,
	2018	2017
Inventories, gross	$58,215	$56,492
Reserve for obsolete and excess inventory	(5,328)	(5,564)
Inventories, net	$52,887	$50,928

Note 8 - Property, Plant and Equipment

Components of property, plant and equipment were as follows:

	(Dollars in thousands)
	December 31,
	2018	2017
Land	$2,565	$2,752
Buildings and improvements	16,858	16,973
Machinery and equipment	23,955	23,277
Capitalized software	21,738	21,947
McCook facility	12,961	12,961
Furniture and fixtures	5,884	5,634
Capital leases	684	806
Vehicles	190	214
Construction in progress	391	375
	85,226	84,939
Accumulated depreciation and amortization	(61,678)	(57,606)
	$23,548	$27,333

In 2017, the Company received net cash proceeds of $6.2 million and recognized a gain of $5.4 million from the sale of its Fairfield, New Jersey distribution center.

In 2018, the Company determined that it would most likely exercise its put option on a building of a previously discontinued operation in Decatur, Alabama upon the completion of the environmental remediation as described in Note 15 - Commitments and Contingencies. Accordingly, the Company recognized an impairment charge of $0.2 million in general and administrative expense. The accounting for the lease associated with the property is not expected to change upon the adoption of ASU 2016-02.

Note 9 - Goodwill

Goodwill activity related to acquisitions is included in the table below:

	(Dollars in thousands)
	December 31,
	2018	2017
Beginning balance	$19,614	$5,520
Acquisition	2,086	14,176
Impact of foreign exchange	(1,452)	(9)
Adjustment to prior year allocation (1)	(169)	(73)
Ending balance	$20,079	$19,614

(1)
The reduction of $0.2 million in 2018 resulted from an adjustment to the goodwill created by the Bolt acquisition. The reduction of $0.1 million in 2017 resulted from a non-cash adjustment to the estimated purchase price allocation to inventory originally recorded in 2016.

Goodwill was tested for impairment in the fourth quarter of 2018 and no adjustment was deemed necessary.

Note 10 - Intangible assets

The gross carrying amount and accumulated amortization by intangible asset class were as follows:

	(Dollars in thousands)			(Dollars in thousands)
	December 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$8,090	$(1,447)	$6,643	$8,182	$(957)	$7,225
Customer relationships	7,114	(645)	6,469	4,911	(323)	4,588
	$15,204	$(2,092)	$13,112	$13,093	$(1,280)	$11,813

The Company reviews goodwill and intangibles for potential impairment annually on December 1st or when an event or other circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. Amortization expense of $0.9 million and $0.4 million related to intangible assets was recorded in General and administrative expenses for 2018 and 2017, respectively. The estimated aggregate amortization expense for each of the next five years are as follows:

(Dollars in thousands)
Year	Amortization
2019	$1,352
2020	1,492
2021	1,600
2022	1,406
2023	1,292
Thereafter	5,970
$13,112

Note 11 – Income Taxes

Income (loss) from operations before income taxes consisted of the following:

	(Dollars in thousands)
	Year Ended December 31,
	2018	2017
United States	$6,839	$10,159
Canada	24	(65)
	$6,863	$10,094

Provision (benefit) for income taxes from operations for the years ended December 31, consisted of the following:

	(Dollars in thousands)
	Year Ended December 31,
	2018	2017
Current income tax expense (benefit):
U.S. federal	$—	$296
U.S. state	165	129
Canada	257	1,209
Total	$422	$1,634
Deferred income tax expense (benefit):
U.S. federal	$721	$(17,971)
U.S. state	(464)	(3,257)
Canada	(30)	—
Total	$227	$(21,228)
Total income tax expense (benefit):
U.S. federal	$721	$(17,675)
U.S. state	(299)	(3,128)
Canada	227	1,209
Total	$649	$(19,594)

The reconciliation between the effective income tax rate and the statutory federal rate for operations was as follows:

	Year Ended December 31,
	2018	2017
Statutory Federal rate	21.0%	35.0%
Increase (decrease) resulting from:
Change in valuation allowance - reversal	—	(210.5)
Change in valuation allowance - federal tax rate change	—	(126.4)
Change in valuation allowance - current period activity	3.7	(65.7)
Federal tax rate change	—	126.4
Foreign income inclusion	(13.9)	29.2
Change in uncertain tax positions	(1.4)	7.7
State and local taxes, net	4.7	4.7
Stock compensation	(4.5)	(1.9)
Meals & entertainment	2.4	1.4
Alternative Minimum Tax	1.4	3.6
Provision to return differences	(9.3)	(0.7)
Foreign Currency Loss	2.5	—
Other items, net	2.9	3.1
Provision for income taxes	9.5%	(194.1)%

The Company paid income taxes of $1.3 million and $0.3 million in the years ended December 31, 2018 and 2017, respectively. At December 31, 2018, the Company had $20.2 million of U.S. federal net operating loss carryforwards which are subject to expiration beginning in 2030 and $20.5 million of various state net operating loss carryforwards which expire at varying dates through 2034.

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
In 2017 we had continued to generate pre-tax profits and had utilized some of our net operating loss carryforwards over the previous two years and were in a three year cumulative income position in the U.S. Based on available evidence, including the utilization of $13.0 million of net operating loss carryforwards in 2017, we reached a point of increased confidence in our ability to sustain profit levels and we believed it was more likely than not that we would be able to utilize a substantial amount of our deferred tax assets to offset future taxable income. Therefore, a large portion of our U.S. valuation allowances were released in 2017.
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

The Tax Cuts and Jobs Act also requires that a U.S. shareholder of a specified foreign corporation ("SFC") to include in gross income, at the end of the SFC’s last tax year beginning before January 1, 2018, the US shareholder’s pro-rata share of certain of the SFC’s undistributed and previously untaxed post-1986 foreign earnings and profits ("E&P"). The U.S. shareholder’s income inclusion is taxed at an effective U.S. federal income tax rate of either 15.5% or 8%. The 15.5% rate applies to the extent that the SFC’s hold cash and certain other assets, and the 8% rate applies to the extent the income inclusion exceeds the foreign cash position. During the fourth quarter of 2017, the Company utilized $8.4 million of net operating losses to offset its E&P.

The Securities and Exchange Commission ("SEC") recently issued SAB 118 (Income Tax Accounting Implications of the Tax Cuts and Jobs Act) which allows registrants to record provisional amounts during a measurement period. The SAB allows a company to recognize provisional amounts when it does not have the necessary information prepared in reasonable detail to calculate the effect of the change in tax law. Per the SAB, a company should report provisional amounts when the accounting is not complete, but for which a reasonable estimate can be determined. Lawson included in its 2017 taxable income calculation a provisional amount of approximately $8.4 million representing previously untaxed foreign earnings and profits. The Company did not accrue any federal income tax on this amount as the company was able to utilize federal net operating losses to offset the income. The Company recently finalized the foreign earnings and profit calculation in conjunction with the finalization of the 2017 federal income tax return when all required necessary information was more readily available. A lower final foreign earnings and profits inclusion of $3.9 million resulted in a tax benefit which has a beneficial impact on the effective tax rate for the year ending December 31, 2018.

As a result of acquisitions completed in 2018, 2017, 2016 and 2015, the Company recorded $20.1 million of tax deductible goodwill that may result in a tax benefit in future periods.

Deferred income tax assets and liabilities contain the following temporary differences:

	(Dollars in thousands)
	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforward	$9,878	$12,120
Compensation and benefits	9,598	7,828
Inventory reserve	1,769	1,689
Capital loss carryforward	1,317	1,326
Accounts receivable reserve	142	130
Other	457	1,155
Total deferred tax assets	23,161	24,248
Deferred tax liabilities:
Intangible assets	2,478	3,115
Property, plant and equipment	(20)	41
Other	303	403
Total deferred liabilities	2,761	3,559
Net deferred tax assets before valuation allowance	20,400	20,689
Valuation allowance	(2,569)	(2,556)
Net deferred tax assets	$17,831	$18,133

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	(Dollars in thousands)
	December 31,
	2018	2017
Balance at beginning of year	$4,255	$3,249
Additions for tax positions of current year	43	865
Additions for tax positions of prior years	85	141
Reductions for tax positions of prior year	(771)	—
Balance at end of year	$3,612	$4,255

The recognition of the unrecognized tax benefits would have a favorable effect on the effective tax rate. Due to the uncertainty of both timing and resolution of income tax examinations, the Company is unable to determine whether any amounts included in the December 31, 2018 balance of unrecognized tax benefits represent tax positions that could significantly change during the next twelve months. The unrecognized tax benefits are recorded as a component of Other liabilities in the Consolidated Balance Sheets. Interest and penalties related to unrecognized tax benefits are recorded as a component of income tax expense.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. As of December 31, 2018, the Company was subject to U.S federal income tax examinations for the years 2015 through 2017 and income tax examinations from various other jurisdictions for the years 2011 through 2017.

Note 12 - Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	(Dollars in thousands)
	December 31,
	2018	2017

Accrued compensation	$10,740	$9,044
Accrued stock-based compensation (stock performance rights)	13,458	8,712
Accrued and withheld taxes, other than income taxes	1,674	1,136
Environmental remediation accrual	1,376	968
Financing lease obligation	1,207	1,123
Accrued profit sharing	899	894
Deferred revenue	693	—
Accrued health benefits	614	657
Accrued severance	304	483
Other	9,214	10,023
	$40,179	$33,040

Note 13 – Loan Agreements

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

At December 31, 2018, the Company had $9.0 million outstanding balance under its revolving line of credit facility and additional borrowing availability of $27.7 million. The carrying amount of the Company’s debt at December 31, 2018 approximates its fair value. The Company paid interest of $1.0 million and $0.6 million in 2018 and 2017 respectively. The weighted average interest rate was 3.9% in 2018. The Company had $1.5 million of outstanding letters of credit as of December 31, 2018.

In addition to other customary representations, warranties and covenants, and if the excess capacity is below $10.0 million, the Company is required to meet a minimum trailing twelve month EBITDA to fixed charges ratio, as defined in the amended Loan Agreement. On December 31, 2018, the Company's borrowing capacity exceeded $10.0 million, therefore, the Company was not subject to these financial covenants. For informational purposes, the results of the financial covenant is provided below:

Quarterly Financial Covenants	Requirement	Actual
EBITDA to fixed charges ratio	1.10 : 1.00	3.46 : 1.00

The Company was in compliance with all covenants as of December 31, 2018.

Commitment Letter

Bolt has a Commitment Letter with BMO Bank of Montreal ("BMO") dated March 30, 2017 which allows Bolt to access up to $5.5 million Canadian dollars in the form of either an overdraft facility or as commercial letters of credit. The Commitment Letter is cancellable at any time at BMOs sole discretion and is secured by substantially all of Bolt’s assets. It carries an interest rate of the bank's prime rate plus 0.25%. At December 31, 2018, Bolt had $2.4 million Canadian dollars of outstanding borrowings and remaining borrowing availability of $3.1 million Canadian dollars. The Commitment Letter is subject to a working capital ratio of 1.35:1, a maximum ratio of debt to tangible net worth of 2.5:1 of the Bolt assets and Debt Service Coverage Ratio 1.25:1 as defined in the Commitment Letter. At December 31, 2018, Bolt was in compliance with all covenants which are subject to periodic review, at least annually, with the next review due by August 31, 2019.

Note 14 – Reserve for Severance

Severance costs are primarily related to management realignment and reorganization. The table below reflects the activity in the Company’s reserve for severance and related payments.

	(Dollars in thousands)
	Year Ended December 31,
	2018	2017
Beginning balance	$483	$1,710
Charged to earnings	848	738
Cash paid	(972)	(1,965)
Ending balance	$359	$483

The majority of remaining severance liabilities outstanding as of December 31, 2018 will be paid by the end of 2019, and are included in accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets.

Note 15 - Commitments and Contingencies

Lease Commitments

Total rental expense for the years ended December 31, 2018 and 2017 amounted to $3.3 million and $2.6 million, respectively. Of the $10.8 million future minimum operating lease commitments outstanding at December 31, 2018, $4.0 million relates to a lease for the Company's headquarters which expires in March 2023. The lease commitment is partially offset by a portion of the headquarters that has been sub-leased through June 2019 and includes total future minimum lease proceeds of less than $0.1 million.

The Company has a financing lease for the McCook Facility which expires in June 2022 and includes future minimum lease payments, related to the building, of $5.1 million.

The Company’s future minimum lease commitments, principally for facilities and equipment, as of December 31, 2018, were as follows:

	(Dollars in thousands)
Year ended December 31,	Operating Leases	Financing Lease	Capital Leases
2019	$2,574	$1,395	$201
2020	2,369	1,444	155
2021	2,349	1,493	91
2022	2,008	760	11
2023	1,130	—	—
Thereafter	374	—	—
Total	$10,804	$5,092	$458

At December 31, 2018, the cost and accumulated depreciation of the asset related to the financing lease were $13.0 million and $8.5 million, respectively, and the cost and accumulated amortization of the assets related to capital leases were $0.7 million and $0.3 million, respectively. The Company will adopt ASU 2016-02 on January 1, 2019. See Note 4 - Leases for a further description.

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

In 2018, the Company entered into agreements with the lessor and the sub-lessee to terminate both the Lease and Sublease in June 2019. The original loss recorded on the Sublease was reduced by $0.7 million in the second quarter of 2018 to reflect the shortened lease time frame. Additionally, the Company is required to pay a $0.5 million cancellation fee before June 2019 as a condition of early termination of the original Lease. As a result of these transactions, a $0.2 million net gain was recognized in 2018. The $0.5 million early termination fee is included in current liabilities in the condensed consolidated balance sheet. The termination of the Lease reduced the Company’s future operating lease obligation by $1.2 million, offset by a reduction in future payments from the Sublease of $0.4 million. The accounting for the lease termination will not be impacted by the adoption of ASU 2016-09.

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

In 2017 the Company received estimates from its environmental consulting firm for two remediation solutions based on a chemical injection process. The first solution would consist of chemical injections throughout the entire site to directly eliminate the hazardous substances in the soil and groundwater. The second solution would consist of chemical injections around the perimeter of the site to prevent the migration of the hazardous chemicals off-site. Neither solution would require additional excavation or repairs to be made to the property. Additionally, the estimated required monitoring period would be substantially reduced. The estimated expenditures over an 18 month period under the two injection scenarios ranged from $0.9 million to $2.0 million.

In 2018, the Company received updated environmental remediation estimates from its environmental consulting firm based on information analyzed from further data collection and consultation with ADEM on their anticipated requirements. The updated remediation plan expands the chemical injection process over a larger area than previously estimated, including under the building on the property. The updated plan also requires three consecutive measurement periods of monitoring the affected area after the injection process is completed. Based upon feedback received from ADEM, the Company accrued an additional $0.5 million of expense in 2018 to bring the total liability to $1.4 million which represents the Company's best estimate of the most likely outcome. The plan was approved by ADEM in the fourth quarter of 2018 and work commenced in the first quarter of 2019. The Company believes the environmental remediation liability of $1.4 million classified as Accrued expenses and other liabilities on the accompanying Consolidated Balance Sheet will be sufficient to cover the cost of the plan. The Company does not expect to capitalize any amounts related to the remediation plan.

Note 16 - Retirement and Security Bonus Plans

The Company provides a 401(k) defined contribution plan to allow employees a pre-tax investment vehicle to save for retirement. The Company made contributions to the 401(k) plan of $3.0 million and $3.1 million for the years ended December 31, 2018 and 2017, respectively.

The Company provides a Deferred Profit Savings Plan ("DPSP") for certain Canadian employees and a Registered Retirement Savings Plan ("RRSP") for other Canadian employees. Both are deferred defined contribution retirement investment plans. The Company contributed $0.3 million and $0.3 million in 2018 and 2017, respectively.

The Company provides a profit sharing plan for certain sales, office and warehouse employees. The amounts of the Company’s annual contributions are determined annually by the Board of Directors. Expenses incurred for the profit sharing plan were $0.7 million and $0.7 million for the years ended December 31, 2018 and 2017, respectively.

The Company has a security bonus plan which was previously created for the benefit of its independent sales representatives, under the terms of which participants are credited with a percentage of their annual net commissions. The aggregate amounts credited to participants’ accounts vest 25% after five years, and an additional 5% vests each year thereafter upon qualification for the plan. On January 1, 2013, the Company converted all of its U.S. independent sales representatives to employees. The security bonus for those converted employees continue to vest, but their accounts are no longer credited with a percentage of net commissions. For financial reporting purposes, amounts are charged to operations over the vesting period. Expenses incurred for the security bonus plan were $0.6 million and $0.5 million for the years ended December 31, 2018 and 2017, respectively. The security bonus plan is partially funded by a $5.6 million investment in the cash surrender value in life insurance of certain employees. Of the $12.8 million total liability, $0.4 million is classified as a current liability and the remaining $12.4 million is classified as long-term.

Note 17 – Stock-Based Compensation Plans

Plan Administration

The Company's Amended and Restated 2009 Equity Compensation Plan (“Equity Plan”) provides for the grant of nonqualified and incentive stock options, stock awards and stock units to officers and employees of the Company. The Equity Plan also provides for the grant of option rights and restricted stock to non-employee directors. As of December 31, 2018, the Company had approximately 96,000 shares of common stock still available under the Equity Plan. Non-employee directors are limited to grants of no more than 20,000 shares of common stock in any calendar year and other than non-employee directors are limited to grants of no more than 125,000 shares of common stock in any calendar year. The Equity Plan is administered by the Compensation Committee of the Board of Directors, or its designee, which as administrator of the plan, has the authority to select plan participants, grant awards, and determine the terms and conditions of the awards.

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

On December 31, 2018, the SPRs outstanding were re-measured at fair value using the Black-Scholes valuation model. This model requires the input of subjective assumptions that may have a significant impact on the fair value estimate. The weighted-average estimated value of SPRs outstanding as of December 31, 2018 was $14.96 per SPR using the following assumptions:

Expected volatility	36.7% to 42.7%
Risk-free rate of return	2.5% to 2.6%
Expected term (in years)	0.1 to 4.5
Expected annual dividend	$0

The expected volatility was based on the historic volatility of the Company's stock price commensurate with the expected life of the SPR. The risk-free rate of return reflects the interest rate offered for zero coupon treasury bonds over the expected life of the SPR. The expected life represents the period of time that options granted are expected to be outstanding and was calculated using the simplified method allowed by the SEC. The estimated annual dividend was based on the recent dividend payout trend.

Compensation expense of $4.8 million and $1.2 million was recorded for the years ended December 31, 2018 and 2017, respectively. Cash in the amount of $0.1 million and $0.3 million and was paid out for SPR exercises in 2018 and 2017, respectively. A liability of $13.5 million reflecting the estimated fair value of future pay-outs has been included as a component of Accrued expenses and other liabilities on the consolidated balance sheets.

Activity related to the Company’s SPRs during the year ended December 31, 2018 was as follows:

	Number of SPRs	Weighted Average Exercise Price
Outstanding on December 31, 2017	961,554	$19.76
Granted	44,737	24.70
Exercised	(13,270)	22.16
Cancelled	(34,500)	25.52
Outstanding on December 31, 2018	958,521	19.75

Exercisable on December 31, 2018	848,503	$19.11

The SPRs outstanding had an intrinsic value of $11.5 million as of December 31, 2018. Unrecognized compensation cost related to non-vested SPRs was $0.8 million at December 31, 2018, which will be recognized over a weighted average period of 1.6 years. During the year ended December 31, 2018, 193,835 SPRs with a fair value of $2.0 million vested. At December 31, 2018, the weighted average remaining contractual term was 3.6 years for all outstanding SPRs and 3.3 years for all exercisable SPRs.

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

Compensation expense of $1.4 million and $0.9 million related to the RSAs was recorded in General and administrative expenses for 2018 and 2017, respectively. Activity related to the Company’s RSAs during the year ended December 31, 2018 was as follows:

Restricted Stock Awards
Outstanding on December 31, 2017	104,920
Granted	82,722
Canceled	(31,776)
Exchanged for shares	(36,610)
Outstanding on December 31, 2018	119,256

As of December 31, 2018, there was $1.5 million of total unrecognized compensation cost related to RSAs that will be recognized over a weighted average period of 1.3 years. The awards granted in 2018 had a weighted average grant date fair value of $24.33 per share.

Market Stock Units

Market Stock Units ("MSUs") are exchangeable for between 0% to 150% of the Company's common shares at the end of the vesting period based on the trailing 60 day average closing price of the Company's common stock. The value of the MSUs was determined using a geometric brownian motion model that, based on certain variables, generates a large number of random trials simulating the price of the common stock over the measurement period. Expense of $1.2 million and $0.9 million related to MSUs was recorded in the years ended December 31, 2018 and 2017, respectively. Activity related to the Company’s MSUs during the year ended December 31, 2018 was as follows:

	Number of Market Stock Units	Maximum Shares Potentially Issuable
Outstanding on December 31, 2017	221,936	332,904
Granted	32,194	48,292
Exchanged for stock (1)	(60,995)	(46,799)
Maximum vs. earned (2)	—	(54,855)
Outstanding on December 31, 2018	193,135	279,542

(1)    The 60,995 MSUs were exchanged for 46,799 of Lawson's common stock.

(2)	Difference between 150% of common stock that was potentially realizable for MSUs when originally granted and the actual amount of common stock that was earned on the vesting date.

Stock Options

Each stock option can be exchanged for one share of the Company’s common stock at the stated exercise price. Activity related to stock options during the year ended December 31, 2018 was as follows:

	Number of Stock Options	Weighted average exercise price
Outstanding on December 31, 2017	84,476	26.98
Exercised	(1,005)	14.04
Outstanding on December 31, 2018	83,471	27.14

Expense related to stock options was $0.1 million and $0.2 million in 2018 and 2017, respectively. Unrecognized compensation at December 31, 2018 was $0.2 million. Upon vesting, stock options are recognized as a component of equity.

Note 18 – Segment Information

With the acquisition of Bolt in 2017, the Company now operates in two reportable segments. The businesses were determined to be separate reportable segments because of differences in their financial characteristics and the methods they employ to deliver product to customers. The operating segments are reviewed by the Company’s chief operating decision maker responsible for reviewing operating performance and allocating resources. The Lawson segment primarily relies on its large network of sales representatives to visit the customer at the customers' location and produce sales orders for product that is then shipped to the customer and also provides VMI services. The Bolt segment primarily sells product to customers when the customers visit one of Bolt's 14 branch locations and the product is delivered to the customers at the point of sale. The Bolt segment total assets includes the value of the acquired intangibles and the related amortization within its operating income.

Financial information for the Company's reportable segments follows:

	(Dollars in thousands)
	Year Ended December 31,
	2018	2017
Net sales
Lawson	$313,095	$297,953
Bolt	36,542	7,954
Consolidated total	$349,637	$305,907

Gross profit
Lawson	$175,517	$179,578
Bolt	14,023	3,440
Consolidated total	$189,540	$183,018

Operating Income
Lawson	$7,500	$4,164
Bolt	1,710	350
Gain on sale of property	—	5,422
Consolidated total	9,210	9,936
Interest expense	(1,009)	(622)
Other income (expense), net	(1,338)	780
Income before income taxes	$6,863	$10,094

Capital expenditures
Lawson	$1,907	$1,251
Bolt	617	5
Consolidated total	$2,524	$1,256

Depreciation and amortization
Lawson	$6,008	$6,280
Bolt	847	490
Consolidated total	$6,855	$6,770

Total assets
Lawson	$169,216	$161,520
Bolt	36,067	38,423
Intercompany note receivable	(8,141)	(8,832)
Consolidated total	$197,142	$191,111

Financial information related to the Company’s continuing operations by geographic area follows:

	(Dollars in Thousands)
	Year Ended December 31,
	2018	2017
Net sales (1)
United States	$279,917	$266,994
Canada	69,720	38,913
Consolidated total	$349,637	$305,907

Long-lived assets (2)
United States	$25,539	$24,686
Canada	31,507	34,322
Consolidated total	$57,046	$59,008

(1)    Net sales are attributed to countries based on the location of customers.

(2)    Long-lived assets primarily consist of property, plant and equipment, goodwill, intangibles and other assets.

Lawson Products, Inc.
Schedule II -Valuation and Qualifying Accounts

The roll forward of valuation accounts were as follows:

	(Dollars in thousands)
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2018	$476	$695	$(622)	$549
Year ended December 31, 2017	$454	$499	$(477)	$476

Valuation allowance for deferred tax assets:
Year ended December 31, 2018	$2,556	$13	$—	$2,569
Year ended December 31, 2017	$35,416	$(32,860)	$—	$2,556

(1)	Uncollected receivables written off, net of recoveries and translation adjustments.

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

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018.  In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission “Internal Control – Integrated Framework” (2013).  Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018. The Company’s independent registered public accounting firm, BDO USA, LLP, has audited and issued a report on the Company’s internal controls over financial reporting as set forth in this annual report.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Lawson Products, Inc.
Chicago, Illinois
Opinion on Internal Control over Financial Reporting
We have audited Lawson Products, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes and schedule and our report dated March 4, 2019 expressed an unqualified opinion thereon.
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
March 4, 2019

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

a.    Directors

The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 2019, under the caption “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.

b.    Executive Officers

The information required by this Item is set forth under the caption Item 1 — Business under “Executive Officers of the Registrant.”

c.    Audit Committee

Information on the Company’s Audit Committee is contained under the caption “Board of Directors Meetings and Committees” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 2019, which is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 2019, under the caption “Remuneration of Executive Officers,” which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 2019 under the caption “Securities Beneficially Owned by Principal Stockholders and Management” which information is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2018 regarding the number of shares of common stock that were available for issuance under the Company’s equity compensation plans which are described in greater detail in Note 17 in the Consolidated Financial Statements.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (1) (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	482,269	$27.14	95,862
Equity compensation plans not approved by security holders	—	—	—
Total	482,269	$27.14	95,862

(1)	Includes potential common stock issuance of 119,256 from restricted stock awards, 279,542 from market stock units and 83,471 from stock options.

(2)	Weighted-average exercise price of 83,471 stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 2019 under the caption “Election of Directors” and “Certain Relationships and Related Transactions” which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required under this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 2019 under the caption “Fees Paid to Independent Auditors” which information is incorporated herein by reference.

Lawson Products, Inc.
Notes to Consolidated Financial Statements

PART IV

ITEM 15. EXHIBITS,  FINANCIAL STATEMENT SCHEDULES.

(a)    (1)    See Index to Financial Statements in Item 8 on page 24.

(2)    See Schedule II in Item 8 on page 55.

(3)    Exhibits:

Exhibit Number	Description of Exhibit
2.1
Share Purchase Agreement dated October 3, 2017 between the Company and John J. McCann and 1701017 Alberta Ltd. and John McCann Family Trust and The Gideon Trust and Prairie Merchant Corporation and W. Brett Wilson incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated October 3, 2017.

3.1	Certificate of Incorporation of the Company, as amended, incorporated herein by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.
3.2	Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated October 20, 2009.
10.1*	Amended and Restated Executive Deferral Plan, incorporated herein by reference from Exhibit 10(c)(7) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
10.2*	Lawson Products, Inc. Stock Performance Plan, incorporated herein by reference from Exhibit 10(c)(8) to the Company’' Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
10.3*	Form Letter regarding Stock Performance Rights, incorporated by reference to Exhibit 10(c)(16) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
10.4*	Lawson Products, Inc. Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 13, 2008.
10.5*	Form of Indemnification Agreement for Directors and Officers incorporated herein by reference to Exhibit 10.01 to the Company's Current Report on Form 8-K dated September 15, 2008.
10.6*	Form of Amended and Restated Award Agreement, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated February 12, 2009.
10.7*	Lawson Products, Inc. 2009 Equity Compensation Plan, incorporated by reference to Appendix A to the Company's Proxy Statement on Schedule 14A Information dated November 4, 2009.
10.8
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

Lawson Products, Inc.
Notes to Consolidated Financial Statements

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

10.13
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

10.25	Commitment Letter between The Bolt Supply House Ltd. and Bank of Montreal dated March 30, 2017.
10.26 *
Employment Agreement dated as of August 14, 2017 by and between Lawson Products, Inc., an Illinois corporation, and Michael G. DeCata, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 14, 2017.

Lawson Products, Inc.
Notes to Consolidated Financial Statements

10.27 *
Award Agreement dated as of August 14, 2017 by and between Lawson Products, Inc., an Illinois corporation, and Michael G. DeCata, incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated August 14, 2017.

10.28
Consent and Ninth Amendment to Loan and Security Agreement dated October 2, 2017 between the Company and CIBC Bank USA formerly known as The PrivateBank and Trust Company incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 3, 2017.

10.29*
Amendment No. 1 to the Amended and Restated Lawson Products, Inc. 2009 Equity Compensation Plan incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 11, 2018.

10.30*
Amendment No.1 to the Award Agreement entered into on April 11, 2018 between the Company and Michael G. DeCata, incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated April 11, 2018.

10.31*
Amended and Restated Stock Award Agreement entered into on April 11, 2018 between the Company and Michael G. DeCata, incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated April 11, 2018.

10.32*
Award Agreement entered into on April 11, 2018 between the Company and Michael G. DeCata, incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated April 11, 2018.

10.33*
Amendment No.1 to the Employment Agreement entered into on April 11, 2018 between the Company and Michael G. DeCata, incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated April 11, 2018.

10.34	Consent and Tenth Amendment to Loan and Security Agreement dated September 28, 2018 between the Company and CIBC Bank USA formerly known as The PrivateBank and Trust Company.
21	Subsidiaries of the Company.
23	Consent of BDO USA, LLP.
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Indicates management employment contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAWSON PRODUCTS, INC

By:	/s/ Michael G. DeCata

Michael G. DeCata
President, Chief Executive Officer and Director
(principal executive officer)

	Date:	March 4, 2019

By:	/s/ Ronald J. Knutson

Ronald J. Knutson
Executive Vice President, Chief Financial Officer, Treasurer and Controller
(principal financial and accounting officer)

	Date:	March 4, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below this fourth day of March, 2019, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title
/s/ Andrew B. Albert	Director
Andrew B. Albert
/s/ I. Steven Edelson	Director
I. Steven Edelson
/s/ Lee S. Hillman	Director
Lee S. Hillman
/s/ J. Bryan King	Director
J. Bryan King
/s/ Thomas S. Postek	Director
Thomas S. Postek
/s/ Wilma J. Smelcer	Director
Wilma J. Smelcer