Form 10-Q
period 2019-03-31
LAWSON PRODUCTS INC/NEW/DE/
filed 2019-04-18
CIK 703604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 OR 15(d) of the Securities Exchange Act of 1934
For quarterly period ended March 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, $1 par value, as of April 15, 2019 was 8,968,970.

“Safe Harbor” Statement under the Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms “may,” “should,” “could,” “anticipate,” “believe,” “continues,” “estimate,” “expect,” “intend,” “objective,” “plan,” “potential,” “project” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions or beliefs and are subject to a number of factors, assumptions and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include:

•	the effect of general economic and market conditions;

•	the ability to generate sufficient cash to fund our operating requirements;

•	the ability to meet the covenant requirements of our lines of credit;

•	the market price of our common stock may decline;

•	inventory obsolescence;

•	work stoppages and other disruptions at transportation centers or shipping ports;

•	changing customer demand and product mixes;

•	increases in energy and commodity prices;

•	decreases in demand from oil and gas customers due to lower oil prices;

•	disruptions of our information and communication systems;

•	cyber attacks or other information security breaches;

•	failure to recruit, integrate and retain a talented workforce including productive sales representatives;

•	the inability to successfully make or integrate acquisitions into the organization;

•	foreign currency fluctuations

•	failure to manage change within the organization;

•	highly competitive market;

•	changes that affect governmental and other tax-supported entities;

•	violations of environmental protection or other governmental regulations;

•	negative changes related to tax matters; and

•	all other factors discussed in the Company’s “Risk Factors” set forth in its Annual Report on Form 10-K for the year ended December 31, 2018.

The Company undertakes no obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
Lawson Products, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share data)

	March 31,	December 31,
	2019	2018
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$3,603	$11,883
Restricted cash	800	800
Accounts receivable, less allowance for doubtful accounts of $538 and $549, respectively	43,973	37,682
Inventories, net	53,818	52,887
Miscellaneous receivables and prepaid expenses	5,393	3,653
Total current assets	107,587	106,905

Property, plant and equipment, net	17,923	23,548
Deferred income taxes	19,174	20,592
Goodwill	20,451	20,079
Cash value of life insurance	13,175	12,599
Intangible assets, net	13,016	13,112
Lease assets	12,262	—
Other assets	296	307
Total assets	$203,884	$197,142

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving lines of credit	$13,131	$10,823
Accounts payable	14,848	15,207
Lease obligation	4,090	—
Accrued expenses and other liabilities	29,044	40,179
Total current liabilities	61,113	66,209

Security bonus plan	12,320	12,413
Lease obligation	11,238	5,213
Deferred compensation	5,940	5,304
Deferred tax liability	2,833	2,761
Other liabilities	3,843	6,069
Total liabilities	97,287	97,969

Stockholders’ equity:
Preferred stock, $1 par value:
Authorized - 500,000 shares, Issued and outstanding — None	—	—
Common stock, $1 par value:
Authorized - 35,000,000 shares Issued - 9,012,236 and 9,005,716 shares, respectively Outstanding - 8,962,450 and 8,955,930 shares, respectively	9,012	9,006
Capital in excess of par value	16,283	15,623
Retained earnings	83,421	77,338
Treasury stock – 49,786 shares	(1,234)	(1,234)
Accumulated other comprehensive loss	(885)	(1,560)
Total stockholders’ equity	106,597	99,173
Total liabilities and stockholders’ equity	$203,884	$197,142

See notes to condensed consolidated financial statements.

Lawson Products, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income (Loss)
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2019	2018

Product revenue	$81,915	$74,970
Service revenue	9,428	9,489
Total revenue	91,343	84,459

Product cost of goods sold	38,007	34,832
Service costs	4,413	3,409
Gross profit	48,923	46,218

Operating expenses:
Selling expenses	21,742	21,940
General and administrative expenses	21,637	22,441
Operating expenses	43,379	44,381

Operating income	5,544	1,837

Interest expense	(197)	(240)
Other expense, net	472	287

Income before income taxes	5,819	1,884
Income tax expense	1,673	648

Net income	$4,146	$1,236

Basic income per share of common stock	$0.46	$0.14

Diluted income per share of common stock	$0.44	$0.13

Weighted average shares outstanding:
Basic weighted average shares outstanding	8,962	8,888
Effect of dilutive securities outstanding	355	297
Diluted weighted average shares outstanding	9,317	9,185

Comprehensive income (loss):
Net income	$4,146	$1,236
Other comprehensive income (loss), net of tax
Adjustment for foreign currency translation	675	(1,483)
Net comprehensive income (loss)	$4,821	$(247)

See notes to condensed consolidated financial statements.

Lawson Products, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands)
(Unaudited)

	Common Stock		Capital in Excess of Par Value			Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Outstanding Shares	$1 Par Value		Retained Earnings	Treasury Stock
Balance at January 1, 2019	8,955,930	$9,006	$15,623	$77,338	$(1,234)	$(1,560)	$99,173

Change in accounting principle (1)	—	—	—	1,937	—	—	1,937
Net income	—	—	—	4,146	—	—	4,146
Adjustment for foreign currency translation	—	—	—	—	—	675	675
Stock-based compensation	—	—	666	—	—	—	666
Shares issued	6,520	6	(6)	—	—	—	—
Balance at March 31, 2019	8,962,450	$9,012	$16,283	$83,421	$(1,234)	$(885)	$106,597

(1)	The Company adopted the ASC No.842, Leases (ASC 842) on January 1, 2019 using the modified retrospective approach. See Note 2 - Leases for further details.

Lawson Products, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands)
(Unaudited)

	Common Stock		Capital in Excess of Par Value			Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Outstanding Shares	$1 Par Value		Retained Earnings	Treasury Stock
Balance at January 1, 2018	8,888,028	$8,921	$13,005	$71,453	$(711)	$822	$93,490

Change in accounting principle (2)	—	—	—	(329)	—	—	(329)
Net income	—	—	—	1,236	—	—	1,236
Adjustment for foreign currency translation	—	—	—	—	—	(1,483)	(1,483)
Stock-based compensation	—	—	651	—	—	—	651
Shares issued	307	1	(1)	—	—	—	—
Balance at March 31, 2018	8,888,335	$8,922	$13,655	$72,360	$(711)	$(661)	$93,565

(2)	The Company adopted the ASC 606, Revenue from Contracts with Customers (ASC 606) on January 1, 2018 using the modified retrospective approach.

See notes to condensed consolidated financial statements.

Lawson Products, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018

Operating activities:
Net income	$4,146	$1,236

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,478	1,686
Stock-based compensation	408	970
Deferred income taxes	1,427	454
Changes in operating assets and liabilities:
Accounts receivable	(6,273)	(831)
Inventories	(643)	19
Prepaid expenses and other assets	(2,314)	(1,864)
Accounts payable and other liabilities	(8,863)	(4,277)
Other	133	116
Net cash used in operating activities	$(10,501)	$(2,491)

Investing activities:
Purchases of property, plant and equipment	$(248)	$(652)
Business acquisition	—	(157)
Net cash used in investing activities	$(248)	$(809)

Financing activities:
Net proceeds from revolving lines of credit	$2,308	$3,356
Payment of financing lease principal	(52)	—
Net cash provided by financing activities	$2,256	$3,356

Effect of exchange rate changes on cash and cash equivalents	$213	$(115)

Decrease in cash, cash equivalents and restricted cash	(8,280)	(59)

Cash, cash equivalents and restricted cash at beginning of period	12,683	5,216

Cash, cash equivalents and restricted cash at end of period	$4,403	$5,157

Cash and cash equivalents	$3,603	$4,357
Restricted cash	800	800
Cash, cash equivalents and restricted cash	$4,403	$5,157

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Lawson Products, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of the Company, all normal recurring adjustments have been made that are necessary to present fairly the results of operations for the interim periods. Operating results for the three month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

The Company has two operating segments. The first segment, the Lawson operating segment, distributes maintenance, repair and operations ("MRO") products to customers primarily through a network of sales representatives offering vendor managed inventory ("VMI") service to customers throughout the United States and Canada. The second segment, The Bolt Supply House Ltd. ("Bolt Supply") operating segment, distributes MRO products primarily through its branches located in Western Canada. Bolt Supply had 14 branches in operation at the end of the first quarter 2019.

Note 2 - Leases

In February 2016 the FASB established Topic ASC 842, Leases, by issuing Accounting Standards Update 2016-02. Lawson adopted ASC 842 as of January 1, 2019. The Company leases property used for distribution centers, office space, and Bolt branch locations throughout the US and Canada, along with various equipment located in distribution centers and corporate headquarters. The Company is also a lessor of its Decatur, Alabama property previously used in conjunction with a discontinued operation, and is a sublessor of a portion of its corporate headquarters.

Lawson Operating Leases

Lawson MRO primarily has two types of leases: leases for real estate and leases for equipment. Operating real estate leases that have a material impact on the operations of the Company are related to the Company's distribution network and headquarters. The Company possesses several additional property leases that are month to month basis and are not material in nature. Lawson MRO does not possess any leases that have variable lease payments or residual value guarantees. Several property leases include renewal clauses which vary in length and may not include specific rent renewal amounts. The Company will revise the value of the right of use assets and associated lease liabilities upon agreement to renew a lease.

The key change commencing in the first quarter of 2019 for the Company is the recognition of assets and liabilities of operating leases with lease terms longer than twelve months that were not previously capitalized on the balance sheet. The value of the Right Of Use ("ROU") assets and associated lease liabilities is calculated using the total cash payments over the course of the lease, discounted to the present value using the appropriate incremental borrowing rate. The right of use asset will be amortized over its useful life. Similar to deferred rent under ASC 840, the lease liability is reduced in conjunction with the lease payments made, with adjustments made to the lease liability in order to account for non-straight line cash payments through the life of the lease.

Bolt primarily leases the real estate for its branch locations as well as its distribution center in Calgary, Alberta. Bolt possesses additional property leases that are month to month and not material in nature. Bolt property leases include renewal clauses which vary in length and may not include specific rent renewal amounts. The Company will revise the value of the right of use asset and associated lease liability upon agreement to renew a lease.

Each Lawson MRO and Bolt property lease includes terms covering additional payments for common area maintenance expense. Common area maintenance is considered a non-lease component. Since it does not meet the requirements set forth in the practical expedients to be combined with the leases, the non-lease component is recognized separately from the leased assets and liabilities.

Lawson Financing Leases

The Company possesses financing leases for certain equipment located in our distribution centers and Company headquarters. This equipment includes primarily material handling equipment and copiers. These leases were categorized as capital leases under ASC 840 and the overall effect of the transition to ASC 842 for these leases is immaterial.

Lease of McCook Distribution Facility

Upon adoption of ASC 842, the previously capitalized financing asset and lease liability for the McCook distribution facility was removed from the balance sheet and re-established as a right of use asset and a lease liability as an operating lease. The Company did not include the lease renewal periods in its assessment of the McCook lease as it did not meet the reasonably certain threshold required under ASC 842. Changes in the value of the assets and liabilities associated with the property due to adoption of ASC 842 have been accounted for as an adjustment to beginning retained earnings of $1.9 million.

Accounting Policy Elections

As part of the transition to ASC 842, the Company elected the following practical expedients:

The transitional package of practical expedients as prescribed by ASC 842. Per the practical expedient for the transition to ASC 842, the Company will not reassess expired leases, existing lease classifications or initial indirect costs for existing leases in the calculation of the right to use asset and lease liability.

The Company elected the modified retrospective method of transition, which will result in no restatement of prior period results with the adoption impact being recorded to opening retained earnings.

The Company will not capitalize short term leases, for all asset classes defined as leases with a term of shorter than twelve months, on the balance sheet. These leases have not been transitioned to ASC 842.

As a practical expedient, the Company will not reassess the accounting for initial direct costs of current leases.

The Company will elect not to use the hindsight practical expedient in determining the lease term.

The Company recognizes lease components and non-lease components together and not as separate parts of a lease under for real estate leases. The Company is aware that the circumstances under which this would occur are rare. The Company will exercise this practical expedient in the future by asset class.

Significant Assumptions

The Company is required to determine a discount rate for the present value of lease payments. If the rate is not included in the lease or cannot be readily determined, the Company must estimate the incremental borrowing rate to be used for the discount rate. The Company determined that Lawson MRO and Bolt have different discount rates for leases, as both reporting units have separate borrowing agreements. The Lawson MRO segment will discount the present value of the total payments for the operating and financing leases using the incremental borrowing rate of 5.5%, given the similarity of the lease terms amongst asset classes. The Bolt segment will discount the present value of the total payments of each operating and financing lease at its incremental borrowing rate of 4.2%. The discount rate of Lawson MRO and Bolt will be reviewed on a periodic basis and updated as needed.

As part of the transition to the new standard, the Company has reviewed agreements with suppliers, vendors, customers, and other outside parties to determine if any agreements meet the definition of an embedded lease. Based on the nature of the contracts reviewed, and various factors, including identified assets included in the agreement to which the Company has exclusive rights of control as described by ASC 842, were considered. The Company has concluded that these are not material agreements with parties that would constitute an embedded lease. The Company will conduct reviews on a periodic basis for the existence of embedded leases in future agreements.

The expenses and income generated by the leasing activity of Lawson as lessee for the three months ending March 31, 2019 are as follows (Dollars in thousands):

Lease Type	Classification	Amount

Consolidated Operating Lease Expense (1)	Operating expenses	$1,024

Consolidated Financing Lease Amortization	Operating expenses	48
Consolidated Financing Lease Interest	Interest expense	6
Consolidated Financing Lease Expense		54

Sublease Income (2)	Operating expenses	(80)
Net Lease Cost		$998

(1) Includes short term lease expense, which is immaterial
(2) Sublease income from sublease of a portion of the Company headquarters

The value of the net assets and liabilities generated by the leasing activity of Lawson as lessee as of March 31, 2019 are as follows (Dollars in thousands):

Lease Type	Amount

Total ROU operating lease assets (1)	$11,742
Total ROU financing lease assets (2)	520
Total lease assets	$12,262

Total current operating lease obligation	$3,890
Total current financing lease obligation	200
Total current lease obligations	$4,090

Total long term operating lease obligation	$10,917
Total long term financing lease obligation	321
Total long term lease obligation	$11,238

The adoption of ASC 842 resulted in the removal of property, plant and equipment of $4.5 million and capital lease obligations and deferred rent of $6.4 million. Additionally, the Company included in its balance sheet as of March 31, 2019 ROU assets of $12.3 million and lease obligations of $15.3 million. On a pro-forma basis, as if the previously accounting was in effect, the Company's total assets, liabilities and shareholders equity as of March 31, 2019 would have been $193.2 million, $88.4 million and $104.7 million, respectively.

(1) Operating lease assets are recorded net of accumulated amortization of $0.8 million as of March 31, 2019
(2) Financing lease assets are recorded net of accumulated amortization less than $0.1 million as of March 31, 2019

The value of the lease liabilities generated by the leasing activities of Lawson as lessee as of March 31, 2019 are as follows (Dollars in thousands):

Maturity Date of Lease Liabilities	Operating Leases	Financing Leases	Total

Year one	$4,529	$222	$4,751
Year two	4,017	190	4,207
Year three	4,025	100	4,125
Year four	2,542	38	2,580
Year five	973	11	984
Subsequent years	203	—	203
Total lease payments	16,289	561	16,850
Less: Interest	1,482	40	1,522
Present value of lease liabilities	$14,807	$521	$15,328

Note: Minimum lease payments exclude payments to landlord for real estate taxes and common area maintenance

The weighted average lease terms and interest rates of the leases held by Lawson as of March 31, 2019 are as follows:

Lease Type	Weighted Average Term in Years	Weighted Average Interest Rate

Operating Leases	3.9	5.2%
Financing Leases	2.9	5.5%

The cash outflows of the leasing activity of Lawson as lessee for the three months ending March 31, 2019 are as follows (Dollars in thousands):

Cash Flow Source	Classification	Amount

Operating cash flows from operating leases	Operating activities	$808
Operating cash flows from financing leases	Operating activities	6
Financing cash flows from financing leases	Financing activities	52

Lawson as Lessor

The Company is a lessor of its facility in Decatur, Alabama, which was previously used in conjunction with a discontinued operation. The lease expires in February, 2024. Both the lessor and lessee have a put option to each other upon the completion of the remediation of the environmental matter at a pre-negotiated price less 50% of the rent paid upon the put option being exercised. The net book value at March 31, 2019 is $0.5 million. The Company classifies this lease as an operating lease.

The income generated by Lawson as lessor for the three months ending March 31, 2019 are as follows (Dollars in thousands):

Lease Income Related To Lease Payments	Amount

Operating Leases	$42
Financing Leases	—
Total lease payments	$42

Annual lease income classified as operating expenses of $0.2 million is anticipated through the earlier of the put option exercise or February, 2024.

Note 3 - Revenue Recognition

Adoption of ASC 606

On January 1, 2018 the Company adopted Accounting Standards Codification 606-Revenue From Contracts With Customers (“ASC 606”). As part of the Company's adoption of ASC 606, it concluded that it has two separate performance obligations, and accordingly, two separate revenue streams: products and services. As a result, the Company reports two separate revenue streams and two separate costs of revenues.

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

Lawson generates revenue primarily from the sale of MRO products to its customers. Revenue related to product sales is recognized at the time that control of the product has been transferred to the customer: either at the time the product is shipped or the time the product has been received by the customer. The Company does not commit to long-term contracts to sell customers a certain minimum quantity of products.

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

Financial Impact of ASC 606 Adoption

As a result of applying ASC 606 the Company recorded a liability of $0.7 million for deferred revenue on January 1, 2018. Expenses related to these revenues of $0.4 million were also deferred resulting in a net reduction to opening retained earnings of $0.3 million as of January 1, 2018. At March 31, 2019, the Company had a deferred revenue liability of $0.7 million and a deferred expense of $0.3 million for related expenses associated with the deferred service performance obligations, respectively. The deferral of revenue and expenses does not affect the amount, timing and any uncertainty of cash flows generated from operations.

Disaggregated revenue by geographic area follows:

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018

United States	$74,048	$68,318
Canada	17,295	16,141
Consolidated total	$91,343	$84,459

Disaggregated revenue by product type follows:

	Three Months Ended March 31,
	2019	2018

Fastening Systems	23.5%	23.8%
Fluid Power	15.2%	14.5%
Cutting Tools and Abrasives	13.3%	14.9%
Specialty Chemicals	11.3%	11.9%
Electrical	11.5%	11.2%
Aftermarket Automotive Supplies	8.4%	8.5%
Safety	4.6%	4.5%
Welding and Metal Repair	1.7%	1.8%
Other	10.5%	9.0%
Consolidated Total	100.0%	100.0%

Note 4 — Restricted Cash

The Company has agreed to maintain $0.8 million in a money market account as collateral for an outside party that is providing certain commercial card processing services for the Company. The Company is restricted from withdrawing this balance without the prior consent of the outside party during the term of the agreement.

Note 5 — Inventories, net

Inventories, net, consisting primarily of purchased goods which are offered for resale, were as follows:

	(Dollars in thousands)
	March 31, 2019	December 31, 2018
Inventories, gross	$58,587	$58,215
Reserve for obsolete and excess inventory	(4,769)	(5,328)
Inventories, net	$53,818	$52,887

Note 6 - Goodwill

Goodwill activity for the first three months of 2019 and 2018 is included in the table below:

	(Dollars in thousands)
	Three Months Ended March 31,
	2019	2018
Beginning balance	$20,079	$19,614
Adjustment to original acquisition allocation	—	(17)
Impact of foreign exchange	372	(465)
Ending balance	$20,451	$19,132

Note 7 - Intangible assets

The gross carrying amount and accumulated amortization by intangible asset class were as follows:

	(Dollars in thousands)
	March 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$8,234	$(1,592)	$6,642	$8,090	$(1,447)	$6,643
Customer relationships	7,211	(837)	6,374	7,114	(645)	6,469
	$15,445	$(2,429)	$13,016	$15,204	$(2,092)	$13,112

Amortization expense of $0.3 million and $0.2 million related to intangible assets was recorded in General and administrative expenses for the three months ended March 31, 2019 and 2018, respectively.

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

At March 31, 2019, the Company had $10.8 million of borrowings under its revolving line of credit facility and additional borrowing availability of $26.0 million. The Company paid interest of $0.2 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively. The weighted average interest rate was 4.42% and 3.55% for the three months ended March 31, 2019 and 2018, respectively.

In addition to other customary representations, warranties and covenants, if the excess borrowing capacity is below $10.0 million the Company is required to meet a minimum trailing twelve month EBITDA to fixed charges ratio, as defined in the amended Loan Agreement. On March 31, 2019, the Company's borrowing capacity exceeded $10.0 million. Therefore, the Company was not subject to this financial covenant, however, for informational purposes the result of the financial covenant is provided below:

Quarterly Financial Covenant	Requirement	Actual
EBITDA to fixed charges ratio	1.10 : 1.00	4.26 : 1.00

Commitment Letter

Bolt Supply has a Commitment Letter with BMO Bank of Montreal ("BMO") dated March 30, 2017 which allows Bolt Supply to access up to $5.5 million Canadian dollars in the form of either an overdraft facility or as commercial letters of credit. The Commitment Letter is cancellable at any time at BMOs sole discretion and is secured by substantially all of Bolt Supply’s assets. It carries an interest rate of the bank's prime rate plus 0.25%. At March 31, 2019, Bolt Supply had $3.1 million Canadian dollars of outstanding borrowings and remaining borrowing availability of $2.4 million Canadian dollars. The Commitment Letter is subject to a working capital ratio of 1.35:1, a maximum ratio of debt to tangible net worth of 2.5:1 of the Bolt Supply assets and Debt Service Coverage Ratio 1.25:1 as defined in the Commitment Letter. At March 31, 2019, Bolt Supply was in compliance with all covenants which are subject to periodic review, at least annually, with the next review due by August 31, 2019.

Note 9 — Severance Reserve

Changes in the Company’s reserve for severance as of March 31, 2019 and 2018 were as follows:

	(Dollars in thousands)
	Three Months Ended March 31,
	2019	2018
Balance at beginning of period	$359	$483
Charged to earnings	27	628
Payments	(123)	(308)
Balance at end of period	$263	$803

Note 10 — Stock-Based Compensation

The Company recorded stock-based compensation expense of $0.4 million and $1.0 million for the first three months of 2019 and 2018, respectively. A portion of stock-based compensation is related to the change in the market value of the Company's common stock.

A summary of stock-based awards activity during the three months ended March 31, 2019 follows:

Stock Performance Rights ("SPRs")
The Company issued 25,793 SPRs to key employees with an exercise price of $30.54 per share that cliff vest on December 31, 2021 and have a termination date of December 31, 2026. SPRs entitle the recipient to receive a cash payment equal to the excess of the market value of the Company's common stock over the SPR exercise price when the SPRs are surrendered.

Restricted Stock Units ("RSUs")
The Company issued 16,781 RSUs to key employees that cliff vest on December 31, 2021. Each RSU is exchangeable for one share of the Company's common stock at the end of the vesting period.

Market Stock Units ("MSUs")
The Company issued 39,948 MSUs to key employees that cliff vest on December 31, 2021. MSU's are exchangeable for the Company's common stock at the end of the vesting period. The number of shares of common stock that will be issued upon vesting, ranging from zero to 59,922, will be determined based upon the trailing sixty-day weighted average closing price of the Company's common stock on December 31, 2021.

For the three months ended March 31, 2019 and 2018, stock options to purchase approximately 19,401 and 80,000 shares, respectively, of the Company's common stock were excluded from the computation of diluted earnings per share because they were anti-dilutive.

Note 11 — Income Taxes

The Company recorded income tax expenses of $1.7 million, a 28.8% effective tax rate for the three months ended March 31, 2019. The effective tax rate is higher than the U.S. statutory rate due primarily to state taxes, income in higher tax jurisdictions and an inclusion for global intangible low taxed income. An income tax expense of $0.6 million, a 34.4% effective tax rate, was recorded for the three months ended March 31, 2018 which was also higher than the U.S. statutory rate due primarily to state taxes, income in higher tax jurisdictions and an inclusion for global intangible low taxed income.

The Company and its subsidiaries are subject to U.S. Federal income tax, as well as income tax of multiple state and foreign jurisdictions. As of March 31, 2019, the Company is subject to U.S. Federal income tax examinations for the years 2015 through 2017 and income tax examinations from various other jurisdictions for the years 2011 through 2017.

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

The remediation plan was approved by ADEM in 2018. The plan consists of chemical injections throughout the affected area, as well as subsequent monitoring of the area for three consecutive periods. The injection process was completed in the first quarter of 2019 and the environmental consulting firm is monitoring the affected area. The Company made payments of $0.6 million in the first quarter of 2019 for services rendered by the environmental consulting firm. These payments were applied to the previously accrued environmental remediation liability. The Company believes the remaining environmental remediation liability of $0.8 million, classified within Accrued expenses and other liabilities and Accounts payable on the accompanying Consolidated Balance Sheet, will be sufficient to cover the remaining cost of the plan. The Company does not expect to capitalize any amounts related to the remediation plan.

Note 13 — Acquisition

The Company completed the acquisition of Screw Products, Inc. in October 2018 for approximately $5.2 million. The purchase price was funded with cash on hand and utilization of the Company's existing credit facility. Screw Products, Inc. is a distributor of bulk industrial products to large manufacturers and job shops. The Company allocated $2.6 million of the purchase price to an intangible asset for customer relationships and $0.5 million for intangible asset for trade names. These amounts were determined by a third party valuation firm with estimated useful lives of 10 and 15 years, respectively. The excess of the purchase price over the fair values of the identifiable assets and liabilities was recorded as goodwill and represents the expected future benefit to the Company from the acquisition of Screw Products. These preliminary estimates and assumptions could change significantly during the purchase price measurement period as the Company finalizes the valuations of the assets acquired and liabilities assumed, and the related tax balances. Such changes could result in material variances between the Company's future financial results and the amounts presented in the unaudited pro forma information, including variances in the estimated purchase price, fair values recorded and expenses associated with these items. The Company's Lawson operating segment includes revenues of approximately $0.8 million from Screw Products in the first quarter of 2019.

The following table contains unaudited pro forma revenue and net income for Lawson Products assuming the Screw Products acquisition closed on January 1, 2018.

	(Dollars in thousands)
	Three Months Ended March 31,
	2019	2018
Revenue
Actual	$91,343	$84,459
Pro forma	91,343	85,208

Net income
Actual	$4,146	$1,236
Pro forma	4,146	1,419

The pro forma disclosures in the table above include adjustments for, amortization of intangible assets and acquisition costs to reflect results as if the acquisition of Screw Products had closed on January 1, 2018 rather than on the actual acquisition date. This pro forma information utilizes certain estimates, is presented for illustrative purposes only and is not intended to be indicative of the actual results of operation. In addition, future results may vary significantly from the results reflected in the pro forma information. The unaudited pro forma financial information does not reflect the impact of future positive or negative events that may occur after the acquisition, such as anticipated cost savings from operating synergies.

Note 14 – Segment Information

The Company operates in two reportable segments. The businesses have been determined to be separate reportable segments because of differences in their financial characteristics and the methods they employ to deliver product to customers. The operating segments are reviewed by the Company’s chief operating decision maker responsible for reviewing operating performance and allocating resources. The Lawson segment primarily relies on its large network of sales representatives to visit the customer at the customers' work location and provide VMI service and produce sales orders for product that is then shipped to the customer. The Bolt Supply segment primarily sells product to customers through its branch locations. Bolt Supply had 14 branches in operation at the end of the first quarter 2019.

Financial information for the Company's reportable segments follows:

	(Dollars in thousands)
	Three Months Ended March 31,
	2019	2018
Revenue
Lawson product revenue	$73,039	$66,937
Lawson service revenue	9,428	9,489
Total Lawson revenue	82,467	76,426
Bolt Supply	8,876	8,033
Consolidated total	$91,343	$84,459

Gross profit
Lawson product gross profit	$40,604	$36,842
Lawson service gross profit	5,015	6,080
Total Lawson gross profit	45,619	42,922
Bolt Supply	3,304	3,296
Consolidated total	$48,923	$46,218

Operating income
Lawson	$5,263	$1,357
Bolt Supply	281	480
Consolidated total	5,544	1,837
Interest expense	(197)	(240)
Other income, net	472	287
Income before income taxes	$5,819	$1,884

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Maintenance, Repair and Operations ("MRO") distribution industry is highly fragmented. We compete for business with several national distributors as well as a large number of regional and local distributors. The MRO business is significantly impacted by the overall strength of the manufacturing sector of the U.S. economy. One measure used to evaluate the strength of the industrial products market is the PMI index published by the Institute for Supply Management, which is considered by many economists to be a reliable near-term economic barometer of the manufacturing sector. A measure above 50 generally indicates expansion of the manufacturing sector while a measure below 50 generally represents contraction. The average monthly PMI was 55.4 in the first quarter of 2019 compared to 59.7 in the first quarter of 2018, indicating the U.S. manufacturing economy remains strong, but is growing at a slower pace than a year ago.

Our sales are also affected by the number of sales representatives and their productivity. Our sales force increased to an average of 991 sales representatives in the first quarter of 2019 from 968 sales representatives during the first quarters of 2018. Our Lawson segment sales rep productivity, measured as sales per rep per day, increased 4.4% to $1,308 in the first quarter of 2019 from $1,253 in the first quarter of 2018. Sales in 2019 also benefited from the acquisition of Screw Products, Inc. ("Screw Products") in the fourth quarter of 2018. We anticipate the size of our sales force to remain relatively stable for the remainder of 2019 as we concentrate our efforts on providing training and support to continue to increase the productivity of our existing sales representatives.

Quarter ended March 31, 2019 compared to quarter ended March 31, 2018

	2019		2018
(Dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales

Revenue	$91,343	100.0%	$84,459	100.0%
Cost of goods sold	42,420	46.4%	38,241	45.3%
Gross profit	48,923	53.6%	46,218	54.7%

Operating expenses:
Selling expenses	21,742	23.8%	21,940	26.0%
General and administrative expenses	21,637	23.7%	22,441	26.5%
Total operating expenses	43,379	47.5%	44,381	52.5%

Operating income	5,544	6.1%	1,837	2.2%

Interest expense	(197)	(0.2)%	(240)	(0.3)%
Other income, net	472	0.5%	287	0.3%

Income before income taxes	5,819	6.4%	1,884	2.2%

Income tax expense	1,673	1.9%	648	0.7%

Net income	$4,146	4.5%	$1,236	1.5%

Revenue and Gross Profits

	Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2019	2018	Amount	%

Revenue
Lawson	$82,467	$76,426	$6,041	7.9%
Bolt Supply	8,876	8,033	843	10.5%
Consolidated	$91,343	$84,459	$6,884	8.2%

Gross profit
Lawson	$45,619	$42,922	$2,697	6.3%
Bolt Supply	3,304	3,296	8	0.2%
Consolidated	$48,923	$46,218	$2,705	5.9%

Gross profit margin
Lawson	55.3%	56.2%
Bolt Supply	37.2%	41.0%
Consolidated	53.6%	54.7%

Total sales increased 8.2% to $91.3 million in the first quarter of 2019 compared to $84.4 million in the first quarter of 2018. There were 63 selling days in both periods. Average daily sales grew to $1.450 million in the first quarter of 2019 compared to $1.341 million in the prior year quarter. The Lawson segment total sales were positively impacted by a 4.4% improvement in sales productivity of sales representatives, a strong MRO marketplace and sales generated from the acquisition of Screw Products in the fourth quarter of 2018. Bolt Supply sales were primarily driven by solid sales across the majority of product lines along with expansion of product offerings. Including the effect of the change in foreign exchange rates, sales increased 9.0%.

Gross Profit

Gross profit increased $2.7 million to $48.9 million in the first quarter of 2019 compared to $46.2 million in the first quarter of 2018, primarily driven by increased sales. Consolidated gross profit as a percent of sales decreased to 53.6% from 54.7% a year ago primarily due to increased sales to our strategic customers, who typically have lower gross margins, lower margins realized at Bolt Supply, the inclusion of Screw Products results which generally have lower margins and lower costs to serve, and an allocation of higher service related costs.
.
Selling, General and Administrative Expenses

	Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2019	2018	Amount	%

Selling expenses
Lawson	$20,953	$21,299	$(346)	(1.6)%
Bolt Supply	789	641	148	23.1%
Consolidated	$21,742	$21,940	$(198)	(0.9)%

General and administrative expenses
Lawson	$19,403	$20,266	$(863)	(4.3)%
Bolt Supply	2,234	2,175	59	2.7%
Consolidated	$21,637	$22,441	$(804)	(3.6)%

Selling expenses consist of compensation and support for our sales representatives. Selling expenses decreased to $21.7 million in the first quarter of 2019 from $21.9 million in the prior year quarter and, as a percent of sales, decreased to 23.8% from 26.0% in the first quarter of 2018. The decrease in selling expense as a percent of sales is primarily due to leveraging selling expenses over a higher sales base and an allocation of higher service related expenses included in gross margins.

General and administrative expenses consist of expenses to operate our distribution network and overhead expenses to manage the business. General and administrative expenses decreased to $21.6 million in the first quarter of 2019 from $22.4 million in the prior year quarter. The decrease was primarily driven by a reduction of $0.6 million in stock based compensation expense, a portion of which fluctuates with the Company stock price, and a reduction in severance expense.

Interest Expense and Other Income, Net

Interest expense of $0.2 million remained relatively unchanged in the first quarter of 2019 and 2018 as slightly higher interest rates were offset by lower average debt balances. Other income, net increased $0.2 million over the prior year quarter due primarily to a slight strengthening in the Canadian currency exchange rate.

Income Tax Expense

Income tax expense was $1.7 million, resulting in a 28.8% effective tax rate for the three months ended March 31, 2019 compared to income tax expense of $0.6 million and an effective tax rate of 34.4% for the three months ended March 31, 2018.

Liquidity and Capital Resources

Available cash and cash equivalents were $3.6 million on March 31, 2019 compared to $11.9 million on December 31, 2018. Net cash used in operations for the three months ended March 31, 2019 and 2018 was $10.5 million and $2.5 million, respectively. Cash generated by operating earnings was partially offset by an increase accounts receivable, primarily to support the increase in sales, and payments primarily for incentives, environmental remediation and other accruals that existed at December 31, 2018.

Capital expenditures, primarily for improvements to our distribution centers and information technology, were $0.2 million and $0.7 million for the three month periods ended March 31, 2019 and 2018, respectively.

The Company generated $2.3 million in financing activities primarily through additional borrowings on its revolving lines of credit.

We believe cash provided by operations and funds available under our Loan Agreements are sufficient to fund our operating requirements, strategic initiatives and capital improvements for the next 12 months.

Lawson Loan Agreement

On March 31, 2019, we had $10.8 million of borrowings under our Lawson revolving line of credit facility and we had additional borrowing availability of $26.0 million. Dividends are currently restricted under the Lawson Loan Agreement to amounts not to exceed $7.0 million annually and no dividends were paid to shareholders in the three months ended March 31, 2019 and 2018.

In addition to other customary representations, warranties and covenants, if the excess borrowing capacity under our revolving line of credit facility is below $10.0 million, we are required to meet a minimum trailing twelve month EBITDA to fixed charges ratio, as defined in the amended Loan Agreement. On March 31, 2019, our borrowing capacity exceeded $10.0 million, therefore, we were not subject to this financial covenant. However, for informational purposes we have provided the result of the financial covenant below:

Quarterly Financial Covenant	Requirement	Actual
EBITDA to fixed charges ratio	1.10 : 1.00	4.26 : 1.00

While we were in compliance with the financial covenant for the quarter ended March 31, 2019, failure to meet this covenant requirement in future quarters could lead to higher financing costs, increased restrictions, or reduce or eliminate our ability to borrow funds and could have a material adverse effect on our business, financial condition and results of operations.

Bolt Commitment Letter

At March 31, 2019, Bolt had $3.1 million Canadian dollars of outstanding borrowings and remaining borrowing availability of $2.4 million Canadian dollars under a Commitment Letter. The Commitment Letter is subject to a working capital ratio of 1.35:1, a maximum ratio of debt to tangible net worth of 2.5:1 of the Bolt assets and Debt Service Coverage Ratio 1.25:1 as defined in the Commitment Letter. At March 31, 2019, Bolt was in compliance with all covenants which are subject to periodic review, at least annually, with the next review due by August 31, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk at March 31, 2019 from that reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LAWSON PRODUCTS, INC.
(Registrant)

Dated:	April 18, 2019	/s/ Michael G. DeCata
Michael G. DeCata President and Chief Executive Officer (principal executive officer)

Dated:	April 18, 2019	/s/ Ronald J. Knutson
Ronald J. Knutson Executive Vice President, Chief Financial Officer, Treasurer and Controller (principal financial and accounting officer)