Form 10-Q
period 2019-06-30
LAWSON PRODUCTS INC/NEW/DE/
filed 2019-07-25
CIK 703604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 OR 15(d) of the Securities Exchange Act of 1934
For quarterly period ended June 30, 2019
or

☐	Transition Report under Section 13 OR 15(d) of the Securities Exchange Act of 1934
For the transition period from              to

Commission file Number: 0-10546

LAWSON PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-2229304
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8770 W. Bryn Mawr Avenue, Suite 900, Chicago, Illinois	60631
(Address of principal executive offices)	(Zip Code)
(773) 304-5050
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, $1.00 par value	LAWS	NASDAQ Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, $1 par value, as of July 15, 2019 was 8,989,343.

“Safe Harbor” Statement under the Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms “may,” “should,” “could,” “anticipate,” “believe,” “continues,” “estimate,” “expect,” “intend,” “objective,” “plan,” “potential,” “project” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions or beliefs and are subject to a number of factors, assumptions and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include:

•	the effect of general economic and market conditions;

•	the ability to generate sufficient cash to fund our operating requirements;

•	the ability to meet the covenant requirements of our lines of credit;

•	the market price of our common stock may decline;

•	inventory obsolescence;

•	work stoppages and other disruptions at transportation centers or shipping ports;

•	changing customer demand and product mixes;

•	increases in energy costs, tariffs and the cost of raw materials, including commodity prices;

•	decreases in demand from oil and gas customers due to lower oil prices;

•	disruptions of our information and communication systems;

•	cyber attacks or other information security breaches;

•	failure to recruit, integrate and retain a talented workforce including productive sales representatives;

•	the inability to successfully make or integrate acquisitions into the organization;

•	foreign currency fluctuations

•	failure to manage change within the organization;

•	highly competitive market;

•	changes that affect governmental and other tax-supported entities;

•	violations of environmental protection or other governmental regulations;

•	negative changes related to tax matters;

•	Luther King Capital's significant influence over the Company given its ownership percentage; and

•	all other factors discussed in the Company’s “Risk Factors” set forth in its Annual Report on Form 10-K for the year ended December 31, 2018.

The Company undertakes no obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
Lawson Products, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share data)

	June 30,	December 31,
	2019	2018
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$6,915	$11,883
Restricted cash	800	800
Accounts receivable, less allowance for doubtful accounts of $596 and $549, respectively	45,570	37,682
Inventories, net	55,360	52,887
Miscellaneous receivables and prepaid expenses	4,742	3,653
Total current assets	113,387	106,905

Property, plant and equipment, net	17,630	23,548
Deferred income taxes	19,021	20,592
Goodwill	20,794	20,079
Cash value of life insurance	13,167	12,599
Intangible assets, net	12,895	13,112
Lease assets	11,840	—
Other assets	298	307
Total assets	$209,032	$197,142

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving lines of credit	$8,823	$10,823
Accounts payable	16,550	15,207
Lease obligation	3,708	—
Accrued expenses and other liabilities	34,904	40,179
Total current liabilities	63,985	66,209

Security bonus plan	12,353	12,413
Lease obligation	10,500	5,213
Deferred compensation	5,670	5,304
Deferred tax liability	2,900	2,761
Other liabilities	4,292	6,069
Total liabilities	99,700	97,969

Stockholders’ equity:
Preferred stock, $1 par value:
Authorized - 500,000 shares, Issued and outstanding — None	—	—
Common stock, $1 par value:
Authorized - 35,000,000 shares Issued - 9,032,948 and 9,005,716 shares, respectively Outstanding - 8,983,162 and 8,955,930 shares, respectively	9,033	9,006
Capital in excess of par value	16,973	15,623
Retained earnings	84,728	77,338
Treasury stock – 49,786 shares	(1,234)	(1,234)
Accumulated other comprehensive loss	(168)	(1,560)
Total stockholders’ equity	109,332	99,173
Total liabilities and stockholders’ equity	$209,032	$197,142

See notes to condensed consolidated financial statements.

Lawson Products, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Product revenue	$85,996	$80,397	$167,911	$155,367
Service revenue	10,101	9,985	19,529	19,474
Total revenue	96,097	90,382	187,440	174,841

Product cost of goods sold	40,580	37,856	78,587	72,688
Service costs	4,474	3,395	8,887	6,804
Gross profit	51,043	49,131	99,966	95,349

Operating expenses:
Selling expenses	21,867	22,004	43,609	43,944
General and administrative expenses	27,553	21,573	49,190	44,014
Operating expenses	49,420	43,577	92,799	87,958

Operating income	1,623	5,554	7,167	7,391

Interest expense	(146)	(264)	(343)	(504)
Other income (expense), net	339	(777)	811	(490)

Income before income taxes	1,816	4,513	7,635	6,397
Income tax expense	509	1,319	2,182	1,967

Net income	$1,307	$3,194	$5,453	$4,430

Basic income per share of common stock	$0.15	$0.36	$0.61	$0.50

Diluted income per share of common stock	$0.14	$0.35	$0.58	$0.48

Weighted average shares outstanding:
Basic weighted average shares outstanding	8,976	8,903	8,969	8,896
Effect of dilutive securities outstanding	405	314	379	304
Diluted weighted average shares outstanding	9,381	9,217	9,348	9,200

Comprehensive income:
Net income	$1,307	$3,194	$5,453	$4,430
Other comprehensive income (loss), net of tax
Adjustment for foreign currency translation	717	22	1,392	(1,461)
Net comprehensive (loss) income	$2,024	$3,216	$6,845	$2,969

See notes to condensed consolidated financial statements.

Lawson Products, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity - 2019
(Dollars in thousands)
(Unaudited)

	Common Stock		Capital in Excess of Par Value			Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Outstanding Shares	$1 Par Value		Retained Earnings	Treasury Stock
Balance at January 1, 2019	8,955,930	$9,006	$15,623	$77,338	$(1,234)	$(1,560)	$99,173
Change in accounting principle (1)	—	—	—	1,937	—	—	1,937
Net income	—	—	—	4,146	—	—	4,146
Adjustment for foreign currency translation	—	—	—	—	—	675	675
Stock-based compensation	—	—	666	—	—	—	666
Shares issued	6,520	6	(6)	—	—	—	—
Balance at March 31, 2019	8,962,450	9,012	16,283	83,421	(1,234)	(885)	106,597

Net income	—	—	—	1,307	—	—	1,307
Adjustment for foreign currency translation	—	—	—	—	—	717	717
Stock-based compensation	—	—	711	—	—	—	711
Shares issued	20,712	21	(21)	—	—	—	—
Balance at June 30, 2019	8,983,162	$9,033	$16,973	$84,728	$(1,234)	$(168)	$109,332

(1)	The Company adopted the ASC No.842, Leases (ASC 842) on January 1, 2019 using the modified retrospective approach. See Note 2 - Leases for further details.

See notes to condensed consolidated financial statements.

Lawson Products, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity - 2018
(Dollars in thousands)
(Unaudited)

	Common Stock		Capital in Excess of Par Value			Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Outstanding Shares	$1 Par Value		Retained Earnings	Treasury Stock
Balance at January 1, 2018	8,888,028	$8,921	$13,005	$71,453	$(711)	$822	$93,490

Change in accounting principle (2)	—	—	—	(329)	—	—	(329)
Net income	—	—	—	1,236	—	—	1,236
Adjustment for foreign currency translation	—	—	—	—	—	(1,483)	(1,483)
Stock-based compensation	—	—	651	—	—	—	651
Shares issued	307	1	(1)	—	—	—	—
Balance at March 31, 2018	8,888,335	8,922	13,655	72,360	(711)	(661)	93,565

Net income	—	—	—	3,194	—	—	3,194
Adjustment for foreign currency translation	—	—	—	—	—	22	22
Stock-based compensation	—	—	673	—	—	—	673
Shares issued	30,304	30	(30)	—	—	—	—
Balance at June 30, 2018	8,918,639	$8,952	$14,298	$75,554	$(711)	$(639)	$97,454

(2)	The Company adopted the ASC 606, Revenue from Contracts with Customers (ASC 606) on January 1, 2018 using the modified retrospective approach.

See notes to condensed consolidated financial statements.

Lawson Products, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018

Operating activities:
Net income	$5,453	$4,430

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,933	3,365
Stock-based compensation	5,247	1,057
Deferred income taxes	1,591	1,380
Changes in operating assets and liabilities:
Accounts receivable	(7,974)	(4,632)
Inventories	(1,882)	(682)
Prepaid expenses and other assets	(1,629)	(1,563)
Accounts payable and other liabilities	(6,406)	(1,745)
Other	434	238
Net cash (used in) provided by operating activities	$(2,233)	$1,848

Investing activities:
Purchases of property, plant and equipment	$(944)	$(1,428)
Business acquisition	—	(157)
Net cash used in investing activities	$(944)	$(1,585)

Financing activities:
Net (payments on) proceeds from revolving lines of credit	$(2,000)	$1,528
Payment of financing lease principal	(123)	—
Proceeds from stock option exercises	16	—
Net cash (used in) provided by financing activities	$(2,107)	$1,528

Effect of exchange rate changes on cash and cash equivalents	$316	$(215)

Increase (decrease) in cash, cash equivalents and restricted cash	(4,968)	1,576

Cash, cash equivalents and restricted cash at beginning of period	12,683	5,216

Cash, cash equivalents and restricted cash at end of period	$7,715	$6,792

Cash and cash equivalents	$6,915	$5,992
Restricted cash	800	800
Cash, cash equivalents and restricted cash	$7,715	$6,792

Supplemental disclosure of cash flow information
Net cash paid for income taxes	$259	$1,101

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Lawson Products, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of the Company, all normal recurring adjustments have been made that are necessary to present fairly the results of operations for the interim periods. Operating results for the three and six month periods ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

The Company has two operating segments. The first segment, the Lawson operating segment, distributes maintenance, repair and operations ("MRO") products to customers primarily through a network of sales representatives offering vendor managed inventory ("VMI") service to customers throughout the United States and Canada. The second segment, The Bolt Supply House Ltd. ("Bolt Supply") operating segment, distributes MRO products primarily through its branches located in Western Canada. Bolt Supply had 14 branches in operation at the end of the second quarter 2019.

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

Lawson Operating Leases

Lawson MRO primarily has two types of leases: leases for real estate and leases for equipment. Operating real estate leases that have a material impact on the operations of the Company are related to the Company's distribution network and headquarters. The Company possesses several additional property leases that are month to month basis and are not material in nature. Lawson MRO does not possess any leases that have residual value guarantees. Several property leases include renewal clauses which vary in length and may not include specific rent renewal amounts. The Company will revise the value of the right of use assets and associated lease liabilities when the Company is reasonably certain it will renew a lease.

The key change commencing on January 1, 2019 for the Company is the recognition of assets and liabilities of operating leases with lease terms longer than twelve months that were not previously capitalized on the balance sheet. The value of the Right Of Use ("ROU") assets and associated lease liabilities is calculated using the total cash payments over the course of the lease, discounted to the present value using the appropriate incremental borrowing rate. The right of use asset will be amortized over its useful life. Similar to deferred rent under ASC 840, the lease liability is reduced in conjunction with the lease payments made, with adjustments made to the lease liability in order to account for non-straight line cash payments through the life of the lease.

Bolt primarily leases the real estate for its branch locations as well as its distribution center in Calgary, Alberta. Bolt possesses additional property leases that are month to month and not material in nature. Bolt property leases include renewal clauses which vary in length and may not include specific rent renewal amounts. The Company will revise the value of the right of use asset and associated lease liability when the Company is reasonably certain it will renew a lease.

Lease of McCook Distribution Facility

Upon adoption of ASC 842, the previously capitalized financing asset and lease liability for the McCook distribution facility was removed from the balance sheet and re-established as a ROU asset and a lease liability as an operating lease. The Company did not include the lease renewal periods in its assessment of the McCook lease as it did not meet the reasonably certain threshold required under ASC 842. Changes in the value of the assets and liabilities associated with the property due to adoption of ASC 842 have been accounted for as an adjustment to beginning retained earnings of $1.9 million.

Accounting Policy Elections

As part of the transition to ASC 842, the Company elected the following practical expedients:

The transitional package of practical expedients as prescribed by ASC 842. Per the practical expedient for the transition to ASC 842, the Company did not reassess expired leases, existing lease classifications or initial indirect costs for existing leases in the calculation of the right to use asset and lease liability.

The Company elected the modified retrospective method of transition, which resulted in no restatement of prior period results with the adoption impact being recorded to opening retained earnings.

The Company did not capitalize short term leases, for all asset classes defined as leases with a term of shorter than twelve months, on the balance sheet. These leases have not been transitioned to ASC 842.

As a practical expedient, the Company did not reassess the accounting for initial direct costs of current leases.

The Company elected not to use the hindsight practical expedient in determining the lease term.

The Company recognizes certain lease components and non-lease components together and not as separate parts of a lease for real estate leases. The Company will exercise this practical expedient in the future by asset class.

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

The expenses and income generated by the leasing activity of Lawson as lessee for the three and six months ending June 30, 2019 are as follows (Dollars in thousands):

Lease Type	Classification	Three Months Ending June 30, 2019	Six Months Ending June 30, 2019

Consolidated Operating Lease Expense (1)	Operating expenses	$1,227	$2,502

Consolidated Financing Lease Amortization	Operating expenses	51	99
Consolidated Financing Lease Interest	Interest expense	7	13
Consolidated Financing Lease Expense		58	112

Sublease Income (2)	Operating expenses	(80)	(160)
Net Lease Cost		$1,205	$2,454

(1) Includes short term lease expense, which is immaterial
(2) Sublease income from sublease of a portion of the Company headquarters. The sublease was terminated in June 2019 and the Company has no other subleases.

The Company recorded $1.1 million of operating lease expense in the second quarter of 2018 and $2.2 million of operating lease expense in the first two quarters of 2018.

The value of the net assets and liabilities generated by the leasing activity of Lawson as lessee as of June 30, 2019 are as follows (Dollars in thousands):

Lease Type	Amount

Total ROU operating lease assets (1)	$11,142
Total ROU financing lease assets (2)	698
Total lease assets	$11,840

Total current operating lease obligation	$3,434
Total current financing lease obligation	274
Total current lease obligations	$3,708

Total long term operating lease obligation	$10,089
Total long term financing lease obligation	411
Total long term lease obligation	$10,500

(1) Operating lease assets are recorded net of accumulated amortization of $1.4 million as of June 30, 2019
(2) Financing lease assets are recorded net of accumulated amortization of $0.1 million as of June 30, 2019

The value of the lease liabilities generated by the leasing activities of Lawson as lessee as of June 30, 2019 were as follows (Dollars in thousands):

Maturity Date of Lease Liabilities	Operating Leases	Financing Leases	Total

Year one	$4,032	$267	$4,299
Year two	4,044	240	4,284
Year three	3,981	126	4,107
Year four	1,880	79	1,959
Year five	845	25	870
Subsequent years	55	—	55
Total lease payments	14,837	737	15,574
Less: Interest	1,314	52	1,366
Present value of lease liabilities	$13,523	$685	$14,208

The Company’s future minimum lease commitments as of December 31, 2018, were as follows (Dollars in thousands):

Maturity Date of Lease Liabilities	Operating Leases (2)(3)	Financing Lease (3)(4)	Capital Leases (4)
Year one	$2,574	$1,395	$201
Year two	2,369	1,444	155
Year three	2,349	1,493	91
Year four	2,008	760	11
Year five	1,130	—	—
Subsequent years	374	—	—
Total lease payments (1)	$10,804	$5,092	$458

(1)	Minimum lease payments exclude payments to landlord for real estate taxes and common area maintenance

(2)
On January 1, 2019, the Company elected the modified retrospective method of transition to adopt the new lease standard ASC 842, which resulted in no restatement of prior period results. At December 31, 2018, prior to adoption of the new lease standard, operating lease obligations were not included as a liability on the balance sheet. Therefore, the operating lease obligations are included in the table for comparative purposes only and the total lease liability is not included as it is not applicable

(3)
The $5.1 million minimum lease obligation attributable to the McCook lease that was classified as a financing lease on December 31, 2018 was reclassified as an operating lease under the new accounting standard adopted on January 1, 2019

(4)	Lease obligations classified as capital leases on December 31, 2018 were reclassified as financing leases under the new lease standard adopted on January 1, 2019

The weighted average lease terms and interest rates of the leases held by Lawson as of June 30, 2019 are as follows:

Lease Type	Weighted Average Term in Years	Weighted Average Interest Rate

Operating Leases	3.8	5.2%
Financing Leases	3.2	5.5%

The cash outflows of the leasing activity of Lawson as lessee for the six months ending June 30, 2019 are as follows (Dollars in thousands):

Cash Flow Source	Classification	Amount

Operating cash flows from operating leases	Operating activities	$1,857
Operating cash flows from financing leases	Operating activities	7
Financing cash flows from financing leases	Financing activities	123

Lawson as Lessor

The Company is a lessor of its facility in Decatur, Alabama, which was previously used in conjunction with a discontinued operation. The lease expires in February, 2024. Both the lessor and lessee have a put option to each other upon the completion of the remediation of the environmental matter at a pre-negotiated price less 50% of the rent paid upon the put option being exercised. The net book value at June 30, 2019 is $0.4 million. The Company classifies this lease as an operating lease. The operating lease of the Decatur facility generated approximately $0.1 million of income to the Company for the six months ending June 30, 2019.
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

Financial Impact of ASC 606 Adoption

As a result of applying ASC 606 the Company recorded a liability of $0.7 million for deferred revenue on January 1, 2018. Expenses related to these revenues of $0.4 million were also deferred resulting in a net reduction to opening retained earnings of $0.3 million as of January 1, 2018. At June 30, 2019, the Company had a deferred revenue liability of $0.7 million and a deferred expense of $0.3 million for related expenses associated with the deferred service performance obligations, respectively. The deferral of revenue and expenses does not affect the amount, timing and any uncertainty of cash flows generated from operations.

Disaggregated revenue by geographic area follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018

United States	$76,119	$71,626	$150,167	$139,944
Canada	19,978	18,756	37,273	34,897
Consolidated total	$96,097	$90,382	$187,440	$174,841

Disaggregated revenue by product type follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Fastening Systems	24.3%	24.6%	23.9%	24.4%
Fluid Power	15.2%	14.8%	15.2%	14.7%
Cutting Tools and Abrasives	13.0%	13.4%	13.1%	12.3%
Specialty Chemicals	11.7%	12.3%	11.5%	13.4%
Electrical	10.7%	10.8%	11.1%	11.0%
Aftermarket Automotive Supplies	7.6%	7.8%	8.0%	8.2%
Safety	4.7%	4.7%	4.7%	4.7%
Welding and Metal Repair	1.6%	2.1%	1.7%	2.0%
Other	11.2%	9.5%	10.8%	9.3%
Consolidated Total	100.0%	100.0%	100.0%	100.0%

Note 4 — Restricted Cash

The Company has agreed to maintain $0.8 million in a money market account as collateral for an outside party that is providing certain commercial card processing services for the Company. The Company is restricted from withdrawing this balance without the prior consent of the outside party during the term of the agreement.

Note 5 — Inventories, Net

Inventories, net, consisting primarily of purchased goods which are offered for resale, were as follows:

	(Dollars in thousands)
	June 30, 2019	December 31, 2018
Inventories, gross	$60,144	$58,215
Reserve for obsolete and excess inventory	(4,784)	(5,328)
Inventories, net	$55,360	$52,887

Note 6 - Goodwill

Goodwill activity for the first six months of 2019 and 2018 is included in the table below:

	(Dollars in thousands)
	Six Months Ended June 30,
	2019	2018
Beginning balance	$20,079	$19,614
Adjustment to original acquisition allocation	2	(17)
Impact of foreign exchange	713	(793)
Ending balance	$20,794	$18,804

Note 7 - Intangible Assets

The gross carrying amount and accumulated amortization by intangible asset class were as follows:

	(Dollars in thousands)
	June 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$8,367	$(1,741)	$6,626	$8,090	$(1,447)	$6,643
Customer relationships	7,301	(1,032)	6,269	7,114	(645)	6,469
	$15,668	$(2,773)	$12,895	$15,204	$(2,092)	$13,112

Amortization expense of $0.7 million and $0.4 million related to intangible assets was recorded in General and administrative expenses for the six months ended June 30, 2019 and 2018, respectively.

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

At June 30, 2019, the Company had $6.0 million of borrowings under its revolving line of credit facility and additional borrowing availability of $30.7 million. The Company paid interest of $0.4 million and $0.5 million for the six months ended June 30, 2019 and 2018, respectively. The weighted average interest rate was 4.48% and 3.74% for the six months ended June 30, 2019 and 2018, respectively.

In the second quarter of 2019, the Company's Board of Directors authorized a program in which the Company may repurchase up to $7.5 million of the Company’s common stock from time to time in open market transactions, privately negotiated transactions or by other methods.

In addition to other customary representations, warranties and covenants, if the excess borrowing capacity is below $10.0 million the Company is required to meet a minimum trailing twelve month EBITDA to fixed charges ratio, as defined in the amended Loan Agreement. On June 30, 2019, the Company's borrowing capacity exceeded $10.0 million. Therefore, the Company was not subject to this financial covenant, however, for informational purposes the result of the financial covenant is provided below:

Quarterly Financial Covenant	Requirement	Actual
EBITDA to fixed charges ratio	1.10 : 1.00	7.55 : 1.00

Commitment Letter

Bolt Supply has a Commitment Letter with BMO Bank of Montreal ("BMO") dated March 30, 2017 which allows Bolt Supply to access up to $5.5 million Canadian dollars in the form of either an overdraft facility or as commercial letters of credit. The Commitment Letter is cancellable at any time at BMOs sole discretion and is secured by substantially all of Bolt Supply’s assets. It carries an interest rate of the bank's prime rate plus 0.25%. At June 30, 2019, Bolt Supply had $3.7 million Canadian dollars of outstanding borrowings and remaining borrowing availability of $1.8 million Canadian dollars. The Commitment Letter is subject to a working capital ratio of 1.35:1, a maximum ratio of debt to tangible net worth of 2.5:1 of the Bolt Supply assets and Debt Service Coverage Ratio 1.25:1 as defined in the Commitment Letter. At June 30, 2019, Bolt Supply was in compliance with all covenants which are subject to periodic review, at least annually, with the next review due by August 31, 2019.

Note 9 — Severance Reserve

Changes in the Company’s reserve for severance as of June 30, 2019 and 2018 were as follows:

	(Dollars in thousands)
	Six Months Ended June 30,
	2019	2018
Balance at beginning of period	$359	$483
Charged to earnings	1,512	692
Payments	(409)	(532)
Balance at end of period	$1,462	$643

Note 10 — Stock-Based Compensation

The Company recorded stock-based compensation expense of $5.2 million and $1.1 million for the first six months of 2019 and 2018, respectively. A portion of stock-based compensation is related to the change in the market value of the Company's common stock.

A summary of stock-based awards issued during the six months ended June 30, 2019 follows:

Stock Performance Rights ("SPRs")
The Company issued 25,793 SPRs to key employees with an exercise price of $30.54 per share that cliff vest on December 31, 2021 and have a termination date of December 31, 2026. SPRs entitle the recipient to receive a cash payment equal to the excess of the market value of the Company's common stock over the SPR exercise price when the SPRs are surrendered.

Restricted Stock Units ("RSUs")
The Company issued 10,045 RSUs to certain members of the Company's Board of Directors with a vesting date of May 14, 2020. The Company issued 16,781 RSUs to key employees that cliff vest on December 31, 2021. Each RSU is exchangeable for one share of the Company's common stock at the end of the vesting period.

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

No stock options were excluded from the computation of diluted earnings per share for the three months ended June 30, 2019. For the three months ended June 30, 2018, stock options to purchase approximately 80,000 shares of the Company's common stock were excluded from the computation of diluted earnings per share because they were anti-dilutive. For the six months ended June 30, 2019 and 2018, stock options to purchase approximately 9,524 and 63,210 shares of the Company's common stock were excluded from the computation of diluted earnings per share because they were anti-dilutive.

Note 11 — Income Taxes

The Company recorded income tax expenses of $2.2 million, a 28.6% effective tax rate for the six months ended June 30, 2019 and an income tax expense of $2.0 million, a 30.7% effective tax rate for the six months ended June 30, 2018. The effective tax rates were higher than the U.S. statutory rate due primarily to state taxes, income in higher tax jurisdictions and an inclusion for global intangible low taxed income.

The Company and its subsidiaries are subject to U.S. Federal income tax, as well as income tax of multiple state and foreign jurisdictions. As of June 30, 2019, the Company is subject to U.S. Federal income tax examinations for the years 2015 through 2017 and income tax examinations from various other jurisdictions for the years 2011 through 2018.

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

The remediation plan was approved by ADEM in 2018. The plan consists of chemical injections throughout the affected area, as well as subsequent monitoring of the area for three consecutive periods. The injection process was completed in the first quarter of 2019 and the environmental consulting firm is monitoring the affected area. The Company made payments of $1.3 million in the first two quarters of 2019 for services rendered by the environmental consulting firm. These payments were applied to the previously accrued environmental remediation liability. The Company believes the remaining environmental remediation liability of approximately $0.1 million, classified within Accrued expenses and other liabilities on the accompanying Consolidated Balance

Sheet, will be sufficient to cover the remaining cost of the plan. The Company does not expect to capitalize any amounts related to the remediation plan.

Note 13 — Acquisition

The Company completed the acquisition of Screw Products, Inc. in October 2018 for approximately $5.2 million. The purchase price was funded with cash on hand and utilization of the Company's existing credit facility. Screw Products, Inc. is a distributor of bulk industrial products to large manufacturers and job shops. The Company allocated $2.6 million of the purchase price to an intangible asset for customer relationships and $0.5 million for intangible asset for trade names. These amounts were determined by a third party valuation firm with estimated useful lives of 10 and 15 years, respectively. The excess of the purchase price over the fair values of the identifiable assets and liabilities was recorded as goodwill and represents the expected future benefit to the Company from the acquisition of Screw Products. The Company's Lawson operating segment includes revenues of approximately $0.7 million and $1.5 million from Screw Products in the three and six months ended June, 30 2019, respectively.

The following table contains unaudited pro forma revenue and net income for Lawson Products assuming the Screw Products acquisition closed on January 1, 2018.

	(Dollars in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue
Actual	$96,097	$90,382	$187,440	$174,841
Pro forma	96,097	91,261	187,440	176,469

Net income
Actual	$1,307	$3,194	$5,453	$4,430
Pro forma	1,307	3,308	5,453	4,632

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

Note 14 – Segment Information

The Company operates in two reportable segments. The businesses have been determined to be separate reportable segments because of differences in their financial characteristics and the methods they employ to deliver product to customers. The operating segments are reviewed by the Company’s chief operating decision maker responsible for reviewing operating performance and allocating resources. The Lawson segment primarily relies on its large network of sales representatives to visit the customer at the customers' work location and provide VMI service and produce sales orders for product that is then shipped to the customer. The Bolt Supply segment primarily sells product to customers through its branch locations. Bolt Supply had 14 branches in operation at the end of the second quarter 2019.

Financial information for the Company's reportable segments follows:

	(Dollars in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue
Lawson product revenue	$74,866	$70,632	$147,905	$137,569
Lawson service revenue	10,101	9,985	19,529	19,474
Total Lawson revenue	84,967	80,617	167,434	157,043
Bolt Supply	11,130	9,765	20,006	17,798
Consolidated total	$96,097	$90,382	$187,440	$174,841

Gross profit
Lawson product gross profit	$41,130	$38,707	$81,734	$75,549
Lawson service gross profit	5,627	6,590	10,642	12,670
Total Lawson gross profit	46,757	45,297	92,376	88,219
Bolt Supply	4,286	3,834	7,590	7,130
Consolidated total	$51,043	$49,131	$99,966	$95,349

Operating income
Lawson	$654	$4,794	$6,113	$6,284
Bolt Supply	969	760	1,054	1,107
Consolidated total	1,623	5,554	7,167	7,391
Interest expense	(146)	(264)	(343)	(504)
Other income (expense), net	339	(777)	811	(490)
Income before income taxes	$1,816	$4,513	$7,635	$6,397

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Maintenance, Repair and Operations ("MRO") distribution industry is highly fragmented. We compete for business with several national distributors as well as a large number of regional and local distributors. The MRO business is significantly impacted by the overall strength of the manufacturing sector of the U.S. economy. One measure used to evaluate the strength of the industrial products market is the PMI index published by the Institute for Supply Management, which is considered by many economists to be a reliable near-term economic barometer of the manufacturing sector. A measure above 50 generally indicates expansion of the manufacturing sector while a measure below 50 generally represents contraction. The average monthly PMI was 52.2 in the second quarter of 2019 compared to 58.9 in the second quarter of 2018, indicating the U.S. manufacturing economy continues to grow, but at a slower pace than a year ago.

Our sales are also affected by the number of sales representatives and their productivity. Our sales force increased to an average of 980 sales representatives in the second quarter of 2019 from 966 sales representatives during the second quarter of 2018. Our Lawson segment sales representative productivity, measured as sales per rep per day, increased 3.0% to $1,343 in the second quarter of 2019 from $1,304 in the second quarter of 2018. Sales in 2019 also benefited from the acquisition of Screw Products, Inc. ("Screw Products") in the fourth quarter of 2018. We anticipate the size of our sales force to remain relatively stable for the remainder of 2019 as we concentrate our efforts on providing training and support to continue to increase the productivity of our existing sales representatives.

Quarter ended June 30, 2019 compared to quarter ended June 30, 2018

	2019		2018
(Dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales

Revenue	$96,097	100.0%	$90,382	100.0%
Cost of goods sold	45,054	46.9%	41,251	45.6%
Gross profit	51,043	53.1%	49,131	54.4%

Operating expenses:
Selling expenses	21,867	22.8%	22,004	24.3%
General and administrative expenses	27,553	28.6%	21,573	24.0%
Total operating expenses	49,420	51.4%	43,577	48.3%

Operating income	1,623	1.7%	5,554	6.1%

Interest expense	(146)	(0.2)%	(264)	(0.2)%
Other income (expense), net	339	0.4%	(777)	(0.9)%

Income before income taxes	1,816	1.9%	4,513	5.0%

Income tax expense	509	0.5%	1,319	1.5%

Net income	$1,307	1.4%	$3,194	3.5%

Revenue and Gross Profits

	Three Months Ended June 30,		Increase
(Dollars in thousands)	2019	2018	Amount	%

Revenue
Lawson	$84,967	$80,617	$4,350	5.4%
Bolt Supply	11,130	9,765	1,365	14.0%
Consolidated	$96,097	$90,382	$5,715	6.3%

Gross profit
Lawson	$46,757	$45,297	$1,460	3.2%
Bolt Supply	4,286	3,834	452	11.8%
Consolidated	$51,043	$49,131	$1,912	3.9%

Gross profit margin
Lawson	55.0%	56.2%
Bolt Supply	38.5%	39.3%
Consolidated	53.1%	54.4%

Total sales increased 6.3% to $96.1 million in the second quarter of 2019 compared to $90.4 million in the second quarter of 2018. The Lawson segment total sales were positively impacted by a 3.0% improvement in sales productivity of Lawson sales representatives and a solid MRO marketplace. A 14.0% improvement in Bolt Supply sales spread across multiple product categories and the inclusion of Screw Products sales of $0.7 million which was acquired in the fourth quarter of 2018, also contributed to the increase. Average daily sales grew to $1.502 million in the second quarter of 2019 compared to $1.412 million in the prior year quarter with 64 selling days in both quarters. Excluding the impact of currency fluctuations, consolidated sales increased 7.1% for the quarter.

Gross Profit

Gross profit increased $1.9 million to $51.0 million in the second quarter of 2019 compared to $49.1 million in the second quarter of 2018, primarily driven by increased sales, partially offset by an increase of service-related costs. Consolidated gross profit as a percent of sales was 53.1% compared to 54.4% a year ago. Lower gross margin profiles on both the Bolt Supply and Screw Products businesses also drove the lower consolidated percentage. The organic Lawson MRO segment gross margin as a percent of sales of 60.5% in the second quarter 2019 was essentially flat compared to a year ago before giving effect to the service-related costs.
.
Selling, General and Administrative Expenses

	Three Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2019	2018	Amount	%

Selling expenses
Lawson	$20,979	$21,199	$(220)	(1.0)%
Bolt Supply	888	805	83	10.3%
Consolidated	$21,867	$22,004	$(137)	(0.6)%

General and administrative expenses
Lawson	$25,124	$19,304	$5,820	30.1%
Bolt Supply	2,429	2,269	160	7.1%
Consolidated	$27,553	$21,573	$5,980	27.7%

Selling expenses consist of compensation and support for our sales representatives. Selling expenses were $21.9 million in the second quarter of 2019, essentially flat compared to $22.0 million in the prior year quarter and, as a percent of sales, decreased to 22.8% from 24.3% in the second quarter of 2018. The decrease in selling expense as a percent of sales is primarily due to leveraging selling expenses over a higher sales base and an increase in service-related costs classified within gross profit.

General and administrative expenses consist of expenses to operate our distribution network and overhead expenses to manage the business. General and administrative expenses increased to $27.6 million in the second quarter of 2019 from $21.6 million in the prior year quarter. The increase was primarily driven by the $4.8 million of stock based compensation expense, of which a portion fluctuates with the Company's stock price, and an increase in severance expense of $1.4 million. During the second quarter of 2019 the Company incurred $1.5 million of severance expense primarily related to the elimination of certain positions to better align various operating areas within the Company.

Interest Expense

Interest expense decreased to $0.1 million compared to $0.3 million in the second quarter of 2019 and 2018 due to lower average debt balances.

Other Income (Expense), Net

Other income (expense), net increased $1.1 million in the second quarter of 2019 over the prior year quarter primarily due to the effect of changes in the Canadian currency exchange rate.

Income Tax Expense

Income tax expense was $0.5 million, resulting in a 28.0% effective tax rate for the three months ended June 30, 2019 compared to income tax expense of $1.3 million and an effective tax rate of 29.2% for the three months ended June 30, 2018.

Six months ended June 30, 2019 compared to June 30, 2018

	2019		2018
($ in thousands)	Amount	% of Net Sales	Amount	% of Net Sales

Revenue	$187,440	100.0%	$174,841	100.0%
Cost of goods sold	87,474	46.7%	79,492	45.5%
Gross profit	99,966	53.3%	95,349	54.5%

Operating expenses:
Selling expenses	43,609	23.3%	43,944	25.1%
General and administrative expenses	49,190	26.2%	44,014	25.2%
Total operating expenses	92,799	49.5%	87,958	50.3%

Operating income	7,167	3.8%	7,391	4.2%

Interest expense	(343)	(0.2)%	(504)	(0.3)%
Other income (expense), net	811	0.5%	(490)	(0.2)%

Income before income taxes	7,635	4.1%	6,397	3.7%

Income tax expense	2,182	1.2%	1,967	1.2%

Net income	$5,453	2.9%	$4,430	2.5%

Revenue and Gross Profit

	Six Months Ended June 30,		Increase
(Dollars in thousands)	2019	2018	Amount	%

Revenue
Lawson	$167,434	$157,043	$10,391	6.6%
Bolt Supply	20,006	17,798	2,208	12.4%
Consolidated	$187,440	$174,841	$12,599	7.2%

Gross profit
Lawson	$92,376	$88,219	$4,157	4.7%
Bolt Supply	7,590	7,130	460	6.5%
Consolidated	$99,966	$95,349	$4,617	4.8%

Gross profit margin
Lawson	55.2%	56.2%
Bolt Supply	37.9%	40.1%
Consolidated	53.3%	54.5%

Revenue

Revenue for the six months ended June 30, 2019 increased 7.2% to $187.4 million from $174.8 million for the six months ended June 30, 2018. The Lawson segment total sales were positively impacted by a 3.7% improvement in sales productivity of Lawson sales representatives and a strong MRO marketplace. A 12.4% improvement in Bolt Supply sales spread across multiple product categories and the inclusion of Screw Products sales of $1.5 million which was acquired in the fourth quarter of 2018, also contributed to the increase. Average daily sales improved 7.2% to $1.476 million in the first six months of 2019 compared to $1.377 million in the prior year period with 127 selling days in both periods. Excluding the impact of currency fluctuations, consolidated sales increased 8.1% for the year to date.

Gross Profit

Gross profit increased to $100.0 million in the first six months of 2019 compared to $95.3 million in the first six months of 2018, primarily driven by increased sales. Consolidated gross profit as a percent of sales was 53.3% compared to 54.5% a year ago. Higher service-related costs and lower gross margin profiles on both the Bolt Supply and Screw Products businesses drove the lower consolidated percentage. Excluding these businesses, the core Lawson MRO segment gross margin as a percent of sales was 60.6% in the first half of 2019 compared to 60.5% a year ago before giving effect to the allocated service costs.

Selling, General and Administrative Expenses

	Six Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2019	2018	Amount	%

Selling expenses
Lawson	$41,932	$42,498	$(566)	(1.3)%
Bolt Supply	1,677	1,446	231	16.0%
Consolidated	$43,609	$43,944	$(335)	(0.8)%

General and administrative expenses
Lawson	$44,331	$39,437	$4,894	12.4%
Bolt Supply	4,859	4,577	282	6.2%
Consolidated	$49,190	$44,014	$5,176	11.8%

Selling expenses decreased to $43.6 million for the first six months of 2019 from $43.9 million in the first six months of 2018 and, as a percent of sales, decreased to 23.3% in the first six months of 2019 from 25.1% a year ago. The decrease in selling expense as a percent of sales is primarily due to leveraging selling expenses over a higher sales base and an increase of service-related costs within gross profit.

General and administrative expenses increased to $49.2 million in the first six months of 2019 from $44.0 million in the prior year period primarily driven by increased stock-based compensation expense of $4.2 million, a portion of which varies with the company stock price, and increased severance expense of $0.8 million. During the second quarter of 2019 the Company incurred $1.5 million of severance expense primarily related to the elimination of certain positions to better align various operating areas within the Company.

Interest Expense

Interest expenses decreased $0.2 million in the first six months of 2019, over the prior year, due primarily to lower average borrowings outstanding.

Other Income (Expense), Net

Other income (expense), net increased $1.3 million in the first six months of 2019, primarily due to the effect of changes in the Canadian currency exchange rate.

Income Tax Expense

Income tax expenses were $2.2 million resulting in a 28.6% effective tax rate for the first six months of 2019 compared to income tax expense of $2.0 million and a 30.7% effective tax rate for the first six months of 2018.

Liquidity and Capital Resources

Available cash and cash equivalents were $6.9 million on June 30, 2019 compared to $11.9 million on December 31, 2018. Net cash used in operations for the six months ended June 30, 2019 was $2.2 million. Net cash generated by operations for the six months ended June 30, 2018 was $1.8 million. Cash generated by operating earnings was partially offset by an increase in accounts receivable, primarily to support the increase in sales, and payments primarily for incentives, environmental remediation and other accruals that existed at December 31, 2018.

Capital expenditures, primarily for improvements to our distribution centers and information technology, were $0.9 million and $1.4 million for the six month periods ended June 30, 2019 and 2018, respectively.

The Company used $2.1 million in financing activities in the first six months of 2019 primarily through a net paydown on its revolving lines of credit.

In the second quarter of 2019, our Board of Directors authorized a program in which we may repurchase up to $7.5 million of our common stock from time to time in open market transactions, privately negotiated transactions or by other methods.

We believe cash provided by operations and funds available under our Loan Agreements are sufficient to fund our operating requirements, strategic initiatives and capital improvements for the next 12 months.

Lawson Loan Agreement

On June 30, 2019, we had $6.0 million of borrowings under our Lawson revolving line of credit facility and we had additional borrowing availability of $30.7 million. Dividends are currently restricted under the Lawson Loan Agreement to amounts not to exceed $7.0 million annually and no dividends were paid to shareholders in the six months ended June 30, 2019 and 2018.

In addition to other customary representations, warranties and covenants, if the excess borrowing capacity under our revolving line of credit facility is below $10.0 million, we are required to meet a minimum trailing twelve month EBITDA to fixed charges ratio, as defined in the amended Loan Agreement. On June 30, 2019, our borrowing capacity exceeded $10.0 million, therefore, we were not subject to this financial covenant. However, for informational purposes we have provided the result of the financial covenant below:

Quarterly Financial Covenant	Requirement	Actual
EBITDA to fixed charges ratio	1.10 : 1.00	7.55 : 1.00

While we were in compliance with the financial covenant for the quarter ended June 30, 2019, failure to meet this covenant requirement in future quarters could lead to higher financing costs, increased restrictions, or reduce or eliminate our ability to borrow funds and could have a material adverse effect on our business, financial condition and results of operations.

Bolt Commitment Letter

At June 30, 2019, Bolt had $3.7 million Canadian dollars of outstanding borrowings and remaining borrowing availability of $1.8 million Canadian dollars under a Commitment Letter. The Commitment Letter is subject to a working capital ratio of 1.35:1, a maximum ratio of debt to tangible net worth of 2.5:1 of the Bolt assets and Debt Service Coverage Ratio 1.25:1 as defined in the Commitment Letter. At June 30, 2019, Bolt was in compliance with all covenants which are subject to periodic review, at least annually, with the next review due by August 31, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3 of Part I is inapplicable and has been omitted from this report.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEMS 1, 1A, 3, 4 and 5 of Part II are inapplicable and have been omitted from this report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the repurchases of the Company's common stock for the three months ended June 30, 2019. The shares that were purchased were purchased for the sole purpose of satisfying tax withholding obligations of certain individuals upon the vesting of restricted stock awards granted to them by the Company. No shares were purchased in the open market.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2019	—	$—	—	$—
May 1 to May 31, 2019	—	—	—	7,500,000
June 1 to June 30, 2019	—	—	—	7,500,000
Total	—		—

ITEM 6. EXHIBITS

Exhibit #
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAWSON PRODUCTS, INC.
(Registrant)

Dated:	July 25, 2019	/s/ Michael G. DeCata
Michael G. DeCata President and Chief Executive Officer (principal executive officer)

Dated:	July 25, 2019	/s/ Ronald J. Knutson
Ronald J. Knutson Executive Vice President, Chief Financial Officer, Treasurer and Controller (principal financial and accounting officer)