Form 10-Q
period 2019-09-30
LAWSON PRODUCTS INC/NEW/DE/
filed 2019-10-24
CIK 703604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 OR 15(d) of the Securities Exchange Act of 1934
For quarterly period ended September 30, 2019
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
The number of shares outstanding of the registrant’s common stock, $1 par value, as of October 15, 2019 was 8,961,648.

		Page #
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	4

	Condensed Consolidated Balance Sheets as of September 30, 2019 (unaudited) and December 31, 2018	4

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2019 and 2018 (Unaudited)	5

	Condensed Consolidated Statements of Changes in Stockholders' Equity for the Nine Months Ended September 30, 2019 and 2018 (Unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2019 and 2018 (Unaudited)	8

	Notes to Condensed Consolidated Financial Statements (Unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	26

Item 4.	Controls and Procedures	26

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 6.	Exhibits Index	27

	SIGNATURES	28

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
Lawson Products, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share data)

	September 30,	December 31,
	2019	2018
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$8,626	$11,883
Restricted cash	800	800
Accounts receivable, less allowance for doubtful accounts of $614 and $549, respectively	45,162	37,682
Inventories, net	54,894	52,887
Miscellaneous receivables and prepaid expenses	4,270	3,653
Total current assets	113,752	106,905

Property, plant and equipment, net	16,932	23,548
Deferred income taxes	17,372	20,592
Goodwill	20,582	20,079
Cash value of life insurance	14,440	12,599
Intangible assets, net	12,468	13,112
Lease assets	11,917	—
Other assets	275	307
Total assets	$207,738	$197,142

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving lines of credit	$2,195	$10,823
Accounts payable	16,325	15,207
Lease obligation	3,781	—
Accrued expenses and other liabilities	37,873	40,179
Total current liabilities	60,174	66,209

Security bonus plan	11,969	12,413
Lease obligation	10,360	5,213
Deferred compensation	5,915	5,304
Deferred tax liability	2,879	2,761
Other liabilities	3,460	6,069
Total liabilities	94,757	97,969

Stockholders’ equity:
Preferred stock, $1 par value:
Authorized - 500,000 shares, Issued and outstanding — None	—	—
Common stock, $1 par value:
Authorized - 35,000,000 shares Issued - 9,042,597 and 9,005,716 shares, respectively Outstanding - 8,956,981 and 8,955,930 shares, respectively	9,043	9,006
Capital in excess of par value	17,626	15,623
Retained earnings	89,502	77,338
Treasury stock – 85,616 and 49,786 shares, respectively	(2,595)	(1,234)
Accumulated other comprehensive loss	(595)	(1,560)
Total stockholders’ equity	112,981	99,173
Total liabilities and stockholders’ equity	$207,738	$197,142

See notes to condensed consolidated financial statements.

Lawson Products, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Product revenue	$84,440	$78,377	$252,351	$233,744
Service revenue	10,339	10,153	29,868	29,627
Total revenue	94,779	88,530	282,219	263,371

Product cost of goods sold	39,635	36,979	118,222	109,667
Service costs	4,570	3,443	13,457	10,247
Gross profit	50,574	48,108	150,540	143,457

Operating expenses:
Selling expenses	21,255	22,175	64,864	66,119
General and administrative expenses	22,873	28,199	72,063	72,213
Operating expenses	44,128	50,374	136,927	138,332

Operating income (loss)	6,446	(2,266)	13,613	5,125

Interest expense	(138)	(251)	(481)	(755)
Other income (expense), net	(13)	170	798	(320)

Income (loss) before income taxes	6,295	(2,347)	13,930	4,050
Income tax expense (benefit)	1,521	(1,531)	3,703	436

Net income (loss)	$4,774	$(816)	$10,227	$3,614

Basic income per share of common stock	$0.53	$(0.09)	$1.14	$0.41

Diluted income per share of common stock	$0.51	$(0.09)	$1.09	$0.39

Weighted average shares outstanding:
Basic weighted average shares outstanding	8,974	8,919	8,971	8,904
Effect of dilutive securities outstanding	415	—	399	346
Diluted weighted average shares outstanding	9,389	8,919	9,370	9,250

Comprehensive income (loss):
Net income (loss)	$4,774	$(816)	$10,227	$3,614
Other comprehensive income (loss), net of tax
Adjustment for foreign currency translation	(427)	692	965	(769)
Net comprehensive income (loss)	$4,347	$(124)	$11,192	$2,845

See notes to condensed consolidated financial statements.

Lawson Products, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity - 2019
(Dollars in thousands)
(Unaudited)

	Common Stock		Capital in Excess of Par Value			Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Outstanding Shares	$1 Par Value		Retained Earnings	Treasury Stock
Balance at January 1, 2019	8,955,930	$9,006	$15,623	$77,338	$(1,234)	$(1,560)	$99,173
Change in accounting principle (1)	—	—	—	1,937	—	—	1,937
Net income	—	—	—	4,146	—	—	4,146
Adjustment for foreign currency translation	—	—	—	—	—	675	675
Stock-based compensation	—	—	666	—	—	—	666
Shares issued	6,520	6	(6)	—	—	—	—
Balance at March 31, 2019	8,962,450	9,012	16,283	83,421	(1,234)	(885)	106,597

Net income	—	—	—	1,307	—	—	1,307
Adjustment for foreign currency translation	—	—	—	—	—	717	717
Stock-based compensation	—	—	711	—	—	—	711
Shares issued	20,712	21	(21)	—	—	—	—
Balance at June 30, 2019	8,983,162	$9,033	$16,973	$84,728	$(1,234)	$(168)	$109,332

Net income	—	—	—	4,774	—	—	4,774
Treasury shares repurchased	(35,830)	—	—	—	(1,361)	—	(1,361)
Adjustment for foreign currency translation	—	—	—	—	—	(427)	(427)
Stock-based compensation	—	—	663	—	—	—	663
Shares issued	9,649	10	(10)	—	—	—	—
Balance at September 30, 2019	8,956,981	9,043	17,626	89,502	(2,595)	(595)	112,981

(1)	The Company adopted the ASC No.842, Leases (ASC 842) on January 1, 2019 using the modified retrospective approach. See Note 2 - Leases for further details.

See notes to condensed consolidated financial statements.

Lawson Products, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity - 2018
(Dollars in thousands)
(Unaudited)

	Common Stock		Capital in Excess of Par Value			Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Outstanding Shares	$1 Par Value		Retained Earnings	Treasury Stock
Balance at January 1, 2018	8,888,028	$8,921	$13,005	$71,453	$(711)	$822	$93,490

Change in accounting principle (2)	—	—	—	(329)	—	—	(329)
Net income	—	—	—	1,236	—	—	1,236
Adjustment for foreign currency translation	—	—	—	—	—	(1,483)	(1,483)
Stock-based compensation	—	—	651	—	—	—	651
Shares issued	307	1	(1)	—	—	—	—
Balance at March 31, 2018	8,888,335	8,922	13,655	72,360	(711)	(661)	93,565

Net income	—	—	—	3,194	—	—	3,194
Adjustment for foreign currency translation	—	—	—	—	—	22	22
Stock-based compensation	—	—	673	—	—	—	673
Shares issued	30,304	30	(30)	—	—	—	—
Balance at June 30, 2018	8,918,639	$8,952	$14,298	$75,554	$(711)	$(639)	$97,454

Net loss	—	—	—	(816)	—	—	(816)
Adjustment for foreign currency translation	—	—	—	—	—	692	692
Stock-based compensation	—	—	692	—	—	—	692
Shares issued	1,005	1	(1)	—	—	—	—
Balance at September 30, 2018	8,919,644	8,953	14,989	74,738	(711)	53	98,022

(2)	The Company adopted the ASC 606, Revenue from Contracts with Customers (ASC 606) on January 1, 2018 using the modified retrospective approach.

See notes to condensed consolidated financial statements.

Lawson Products, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018

Operating activities:
Net income	$10,227	$3,614

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,401	5,120
Stock-based compensation	7,621	8,694
Deferred income taxes	3,252	830
Changes in operating assets and liabilities:
Accounts receivable	(7,785)	(5,624)
Inventories	(1,593)	(566)
Prepaid expenses and other assets	(2,433)	(3,651)
Accounts payable and other liabilities	(6,193)	1,443
Other	544	442
Net cash provided by operating activities	$8,041	$10,302

Investing activities:
Purchases of property, plant and equipment	$(1,392)	$(1,626)
Business acquisition	—	(157)
Net cash used in investing activities	$(1,392)	$(1,783)

Financing activities:
Net payments on revolving lines of credit	$(8,628)	$(4,625)
Repurchase treasury shares	(1,361)	—
Payment of financing lease principal	(192)	(128)
Proceeds from stock option exercises	16	14
Net cash used in financing activities	$(10,165)	$(4,739)

Effect of exchange rate changes on cash and cash equivalents	$259	$(533)

Increase (decrease) in cash, cash equivalents and restricted cash	(3,257)	3,247

Cash, cash equivalents and restricted cash at beginning of period	12,683	5,216

Cash, cash equivalents and restricted cash at end of period	$9,426	$8,463

Cash and cash equivalents	$8,626	$5,992
Restricted cash	800	800
Cash, cash equivalents and restricted cash	$9,426	$8,463

Supplemental disclosure of cash flow information
Net cash paid for income taxes	$458	$1,135

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Lawson Products, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of the Company, all normal recurring adjustments have been made that are necessary to present fairly the results of operations for the interim periods. Operating results for the three and nine month periods ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

The Company has two operating segments. The first segment, the Lawson operating segment, distributes maintenance, repair and operations ("MRO") products to customers primarily through a network of sales representatives offering vendor managed inventory ("VMI") service to customers throughout the United States and Canada. The second segment, The Bolt Supply House Ltd. ("Bolt Supply") operating segment, distributes MRO products primarily through its branches located in Western Canada. Bolt Supply had 14 branches in operation at the end of the third quarter 2019.

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

The expenses and income generated by the leasing activity of Lawson as lessee for the three and nine months ending September 30, 2019 are as follows (Dollars in thousands):

Lease Type	Classification	Three Months Ending September 30, 2019	Nine Months Ending September 30, 2019

Consolidated Operating Lease Expense (1)	Operating expenses	$1,190	$3,532

Consolidated Financing Lease Amortization	Operating expenses	60	159
Consolidated Financing Lease Interest	Interest expense	10	23
Consolidated Financing Lease Expense		70	182

Sublease Income (2)	Operating expenses	—	(160)
Net Lease Cost		$1,260	$3,554

(1) Includes short term lease expense, which is immaterial
(2) Sublease income from sublease of a portion of the Company headquarters. The sublease was terminated in June 2019 and the Company has no other subleases.

The Company recorded $1.1 million and $3.3 million of operating lease expenses for the three and nine months ended September 30, 2018, respectively.

The value of the net assets and liabilities generated by the leasing activity of Lawson as lessee as of September 30, 2019 are as follows (Dollars in thousands):

Lease Type	Amount

Total ROU operating lease assets (1)	$11,258
Total ROU financing lease assets (2)	659
Total lease assets	$11,917

Total current operating lease obligation	$3,534
Total current financing lease obligation	247
Total current lease obligations	$3,781

Total long term operating lease obligation	$9,976
Total long term financing lease obligation	384
Total long term lease obligation	$10,360

(1) Operating lease assets are recorded net of accumulated amortization of $2.1 million as of September 30, 2019
(2) Financing lease assets are recorded net of accumulated amortization of $0.2 million as of September 30, 2019

The value of the lease liabilities generated by the leasing activities of Lawson as lessee as of September 30, 2019 were as follows (Dollars in thousands):

Maturity Date of Lease Liabilities	Operating Leases	Financing Leases	Total

Year one	$4,097	$258	$4,355
Year two	4,141	214	4,355
Year three	3,582	118	3,700
Year four	1,717	70	1,787
Year five	701	20	721
Subsequent years	627	—	627
Total lease payments	14,865	680	15,545
Less: Interest	1,355	49	1,404
Present value of lease liabilities	$13,510	$631	$14,141

The Company’s future minimum lease commitments as of December 31, 2018, were as follows (Dollars in thousands):

Maturity Date of Lease Liabilities	Operating Leases (2)(3)	Financing Lease (3)(4)	Capital Leases (4)
Year one	$2,574	$1,395	$201
Year two	2,369	1,444	155
Year three	2,349	1,493	91
Year four	2,008	760	11
Year five	1,130	—	—
Subsequent years	374	—	—
Total lease payments (1)	$10,804	$5,092	$458

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

(4)	Lease obligations classified as capital leases on December 31, 2018 were reclassified as financing leases under the new lease standard adopted on January 1, 2019

The weighted average lease terms and interest rates of the leases held by Lawson as of September 30, 2019 are as follows:

Lease Type	Weighted Average Term in Years	Weighted Average Interest Rate

Operating Leases	4.0	5.1%
Financing Leases	3.0	5.5%

The cash outflows of the leasing activity of Lawson as lessee for the nine months ending September 30, 2019 are as follows (Dollars in thousands):

Cash Flow Source	Classification	Amount

Operating cash flows from operating leases	Operating activities	$3,014
Operating cash flows from financing leases	Operating activities	14
Financing cash flows from financing leases	Financing activities	192

Lawson as Lessor

The Company is a lessor of its facility in Decatur, Alabama, which was previously used in conjunction with a discontinued operation. The lease expires in February, 2024. Both the lessor and lessee have a put option to each other upon the completion of the remediation of the environmental matter at a pre-negotiated price less 50% of the rent paid upon the put option being exercised. The net book value at September 30, 2019 is $0.4 million. The Company classifies this lease as an operating lease. The operating lease of the Decatur facility generated approximately $0.1 million of income to the Company for the nine months ending September 30, 2019. Annual lease income classified as operating expenses of $0.2 million is anticipated through the earlier of the put option exercise or February, 2024.

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

Financial Impact of ASC 606 Adoption

As a result of applying ASC 606 the Company recorded a liability of $0.7 million for deferred revenue on January 1, 2018. Expenses related to these revenues of $0.4 million were also deferred resulting in a net reduction to opening retained earnings of $0.3 million as of January 1, 2018. At September 30, 2019, the Company had a deferred revenue liability of $0.7 million and a deferred expense of $0.3 million for related expenses associated with the deferred service performance obligations, respectively. The deferral of revenue and expenses does not affect the amount, timing and any uncertainty of cash flows generated from operations.

Disaggregated revenue by geographic area follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018

United States	$75,160	$70,652	$225,327	$210,596
Canada	19,619	17,878	56,892	52,775
Consolidated total	$94,779	$88,530	$282,219	$263,371

Disaggregated revenue by product type follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Fastening Systems	24.1%	24.6%	24.0%	24.5%
Fluid Power	15.1%	14.6%	15.2%	14.7%
Cutting Tools and Abrasives	13.1%	13.7%	13.1%	13.5%
Specialty Chemicals	11.7%	12.6%	11.6%	12.3%
Electrical	10.4%	10.6%	10.8%	10.9%
Aftermarket Automotive Supplies	7.6%	7.6%	7.9%	8.0%
Safety	4.7%	4.6%	4.7%	4.6%
Welding and Metal Repair	1.3%	1.7%	1.5%	1.9%
Other	12.0%	10.0%	11.2%	9.6%
Consolidated Total	100.0%	100.0%	100.0%	100.0%

Note 4 — Restricted Cash

The Company has agreed to maintain $0.8 million in a money market account as collateral for an outside party that is providing certain commercial card processing services for the Company. The Company is restricted from withdrawing this balance without the prior consent of the outside party during the term of the agreement.

Note 5 — Inventories, Net

Inventories, net, consisting primarily of purchased goods which are offered for resale, were as follows:

	(Dollars in thousands)
	September 30, 2019	December 31, 2018
Inventories, gross	$59,552	$58,215
Reserve for obsolete and excess inventory	(4,658)	(5,328)
Inventories, net	$54,894	$52,887

Note 6 - Goodwill

Goodwill activity for the first nine months of 2019 and 2018 is included in the table below:

	(Dollars in thousands)
	Nine Months Ended September 30,
	2019	2018
Beginning balance	$20,079	$19,614
Adjustment to original acquisition allocation	(12)	(17)
Impact of foreign exchange	515	(483)
Ending balance	$20,582	$19,114

Note 7 - Intangible Assets

The gross carrying amount and accumulated amortization by intangible asset class were as follows:

	(Dollars in thousands)
	September 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$8,289	$(1,866)	$6,423	$8,090	$(1,447)	$6,643
Customer relationships	7,249	(1,204)	6,045	7,114	(645)	6,469
	$15,538	$(3,070)	$12,468	$15,204	$(2,092)	$13,112

Amortization expense of $1.0 million and $0.7 million related to intangible assets was recorded in General and administrative expenses for the nine months ended September 30, 2019 and 2018, respectively.

Note 8 — Loan Agreement

Lawson Loan Agreement

In 2012, the Company entered into a Loan and Security Agreement (“Loan Agreement”). The Loan Agreement consisted of a $40.0 million revolving line of credit facility, which included a $10.0 million sub-facility for letters of credit. Certain terms of the original Loan Agreement have been revised by subsequent amendments.

On September 30, 2019, credit available under the Loan Agreement, as amended, was based upon:

a)	85% of the face amount of the Company’s eligible accounts receivable, generally less than 60 days past due, and

b)	the lesser of 60% of the lower of cost or market value of the Company’s eligible inventory, generally inventory expected to be sold within 18 months, or $20.0 million.

The applicable interest rates for borrowings were at the Prime rate or, if the Company elects, the LIBOR rate plus 1.50% to 1.85% based on the Company’s debt to EBITDA ratio. The Loan Agreement was secured by a first priority perfected security interest in substantially all existing assets of the Company. Dividends were restricted to amounts not to exceed $7.0 million annually.

At September 30, 2019, the Company had $1.3 million of borrowings under its revolving line of credit facility. The Company paid interest of $0.5 million and $0.8 million for the nine months ended September 30, 2019 and 2018, respectively. The weighted average interest rate was 4.54% and 3.82% for the nine months ended September 30, 2019 and 2018, respectively.

Commitment Letter

Bolt Supply had a Commitment Letter with BMO Bank of Montreal ("BMO") dated March 30, 2017 which allowed Bolt Supply to access up to $5.5 million Canadian dollars in the form of either an overdraft facility or as commercial letters of credit. The Commitment Letter was cancellable at any time at BMOs sole discretion and was secured by substantially all of Bolt Supply’s assets. It carried an interest rate of the bank's prime rate plus 0.25%. At September 30, 2019, Bolt Supply had $1.2 million Canadian dollars of outstanding borrowings.

As of September 30, 2019, the Company was in compliance with its required debt covenants.

New Credit Agreement

Subsequent to the end of the third quarter, on October 11, 2019, the Company entered into a new five-year credit agreement led by J.P. Morgan Chase Bank N.A, as administrative agent and including CIBC Bank USA and Bank of America, N.A. as other lenders. The new credit agreement matures on October 11, 2024 and provides for $100.0 million of revolving commitments. The new credit agreement allows borrowing capacity to increase to $150.0 million subject to meeting certain criteria and additional commitments from its lenders.

Along with certain standard terms and conditions of the new credit agreement, the Company is able to borrow up to a maximum ratio of its EBITDA to net borrowings of 3.25 times, as defined, and a minimum fixed charge ratio, as defined, of 1.15. On October 11, 2019, the Company paid off its previous loans to CIBC Bank USA and BMO.

Note 9 - Treasury Stock Repurchase Program

In the second quarter of 2019, our Board of Directors authorized a program in which the Company may repurchase up to $7.5 million of the Company's common stock from time to time in open market transactions, privately negotiated transactions or by other methods. In the third quarter of 2019 the Company purchased 32,362 shares of common stock at an average purchase price of $38.13 under the repurchase program.

Note 10 — Severance Reserve

Changes in the Company’s reserve for severance as of September 30, 2019 and 2018 were as follows:

	(Dollars in thousands)
	Nine Months Ended September 30,
	2019	2018
Balance at beginning of period	$359	$483
Charged to earnings	1,542	723
Payments	(925)	(787)
Balance at end of period	$976	$419

Note 11 — Stock-Based Compensation

The Company recorded stock-based compensation expense of $7.6 million and $8.7 million for the first nine months of 2019 and 2018, respectively. A portion of stock-based compensation is related to the change in the market value of the Company's common stock.

A summary of stock-based awards issued during the nine months ended September 30, 2019 follows:

Stock Performance Rights ("SPRs")
The Company issued 26,825 SPRs to key employees with an exercise price of $30.78 per share that cliff vest on December 31, 2021 and have a termination date of December 31, 2026. SPRs entitle the recipient to receive a cash payment equal to the excess of the market value of the Company's common stock over the SPR exercise price when the SPRs are surrendered.

Restricted Stock Units ("RSUs")
The Company issued 10,045 RSUs to certain members of the Company's Board of Directors with a vesting date of May 14, 2020. The Company issued 17,340 RSUs to key employees that cliff vest on December 31, 2021. Each RSU is exchangeable for one share of the Company's common stock at the end of the vesting period.

Market Stock Units ("MSUs")
The Company issued 41,219 MSUs to key employees that cliff vest on December 31, 2021. MSU's are exchangeable for the Company's common stock at the end of the vesting period. The number of shares of common stock that will be issued upon vesting, ranging from zero to 61,829, will be determined based upon the trailing sixty-day weighted average closing price of the Company's common stock on December 31, 2021.

No stock options were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2019. For the three months ended September 30, 2018, the effect of restricted stock awards, market stock units and future stock option exercises equivalent of approximately 403,000 shares of the Company's common stock were excluded from the computation of diluted earnings per share because they were anti-dilutive. For the nine months ended September 30, 2018, stock options to purchase approximately 46,000 shares of the Company's common stock were excluded from the computation of diluted earnings per share because they were anti-dilutive.

Note 12 — Income Taxes

The Company recorded income tax expense of $3.7 million, a 26.6% effective tax rate for the nine months ended September 30, 2019. The effective tax rate is higher than the U.S. statutory rate due primarily to state taxes, income in higher tax jurisdictions and an inclusion for global intangible low taxed income. Income tax expense of $0.4 million, a 10.8% effective tax rate was recorded for the nine months ended September 30, 2018. The lower rate in the previous year is due mainly to the finalization of the Company's calculation for previously untaxed foreign earnings and profits as a result of the 2017 Tax Cuts and Jobs Act. Cash paid for income taxes was $0.5 million and $1.1 million in the first nine months of 2019 and 2018, respectively.

The Company and its subsidiaries are subject to U.S. Federal income tax, as well as income tax of multiple state and foreign jurisdictions. As of September 30, 2019, the Company is subject to U.S. Federal income tax examinations for the years 2016 through 2018 and income tax examinations from various other jurisdictions for the years 2012 through 2018.

Earnings from the Company’s foreign subsidiaries are considered to be indefinitely reinvested. A distribution of these non-U.S. earnings in the form of dividends or otherwise may subject the Company to foreign withholding taxes and U.S. federal and state taxes.

Note 13 — Contingent Liabilities

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

The remediation plan was approved by ADEM in 2018. The plan consists of chemical injections throughout the affected area, as well as subsequent monitoring of the area for three consecutive periods. The injection process was completed in the first quarter of 2019 and the environmental consulting firm is monitoring the affected area. The Company made payments of $1.3 million in the first three quarters of 2019 for services rendered by the environmental consulting firm. These payments were applied to the previously accrued environmental remediation liability. The Company believes the remaining environmental remediation liability of approximately $0.1 million, classified within Accrued expenses and other liabilities on the accompanying Consolidated Balance Sheet, will be sufficient to cover the remaining cost of the plan. The Company does not expect to capitalize any amounts related to the remediation plan.

Note 14 — Acquisition

The Company completed the acquisition of Screw Products, Inc. in October 2018 for approximately $5.2 million. The purchase price was funded with cash on hand and utilization of the Company's existing credit facility. Screw Products, Inc. is a distributor of bulk industrial products to large manufacturers and job shops. The Company allocated $2.6 million of the purchase price to an intangible asset for customer relationships and $0.5 million for intangible asset for trade names. These amounts were determined by a third party valuation firm with estimated useful lives of 10 and 15 years, respectively. The excess of the purchase price over the fair values of the identifiable assets and liabilities was recorded as goodwill and represents the expected future benefit to the Company from the acquisition of Screw Products. The Company's Lawson operating segment includes revenues of approximately $0.6 million and $2.1 million from Screw Products in the three and nine months ended September 30, 2019 respectively.

The following table contains unaudited pro forma revenue and net income for Lawson Products assuming the Screw Products acquisition closed on January 1, 2018.

	(Dollars in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue
Actual	$94,779	$88,530	$282,219	$263,371
Pro forma	94,779	89,181	282,219	265,650

Net income
Actual	$4,774	$(816)	$10,227	$3,614
Pro forma	4,774	(607)	10,227	4,025

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

Note 15 – Segment Information

The Company operates in two reportable segments. The businesses have been determined to be separate reportable segments because of differences in their financial characteristics and the methods they employ to deliver product to customers. The operating segments are reviewed by the Company’s chief operating decision maker responsible for reviewing operating performance and allocating resources. The Lawson segment primarily relies on its large network of sales representatives to visit the customer at the customers' work location and provide VMI service and produce sales orders for product that is then shipped to the customer. The Bolt Supply segment primarily sells product to customers through its branch locations. Bolt Supply had 14 branches in operation at the end of the third quarter of 2019.

Financial information for the Company's reportable segments follows:

	(Dollars in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue
Lawson product revenue	$73,122	$68,539	$221,027	$206,108
Lawson service revenue	10,339	10,153	29,868	29,627
Total Lawson revenue	83,461	78,692	250,895	235,735
Bolt Supply	11,318	9,838	31,324	27,636
Consolidated total	$94,779	$88,530	$282,219	$263,371

Gross profit
Lawson product gross profit	$40,379	$37,742	$122,113	$113,291
Lawson service gross profit	5,769	6,710	16,411	19,380
Total Lawson gross profit	46,148	44,452	138,524	132,671
Bolt Supply	4,426	3,656	12,016	10,786
Consolidated total	$50,574	$48,108	$150,540	$143,457

Operating income
Lawson	$5,377	$(2,754)	$11,490	$3,530
Bolt Supply	1,069	488	2,123	1,595
Consolidated total	6,446	(2,266)	13,613	5,125
Interest expense	(138)	(251)	(481)	(755)
Other income (expense), net	(13)	170	798	(320)
Income (loss) before income taxes	$6,295	$(2,347)	$13,930	$4,050

Note 16 - Subsequent Event

Subsequent to the end of the third quarter, on October 11, 2019, the Company entered into a new five year credit agreement led by J.P. Morgan Chase Bank N.A, as administrative agent and including CIBC Bank USA and Bank of America, N.A. that transitioned our existing borrowing under an asset-based lending arrangement to a cash flow structure. The new Credit Agreement matures on October 11, 2024 and increases the committed borrowing level from $40.0 million to $100.0 million. The new credit agreement allows borrowing capacity to increase to $150.0 million subject to meeting certain criteria and additional commitments from its lenders.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Maintenance, Repair and Operations ("MRO") distribution industry is highly fragmented. We compete for business with several national distributors as well as a large number of regional and local distributors. The MRO business is significantly impacted by the overall strength of the manufacturing sector of the U.S. economy. One measure used to evaluate the strength of the industrial products market is the PMI index published by the Institute for Supply Management, which is considered by many economists to be a reliable near-term economic barometer of the manufacturing sector. A measure above 50 generally indicates expansion of the manufacturing sector while a measure below 50 generally represents contraction. The average monthly PMI was 49.4 in the third quarter of 2019 compared to 59.6 in the third quarter of 2018, indicating a slight contraction in the U.S. manufacturing economy in the current quarter compared to an expansion in the U.S. manufacturing economy a year ago.

Our sales are also affected by the number of sales representatives and their productivity. Our sales force increased to an average of 989 sales representatives in the third quarter of 2019 from 967 sales representatives during the third quarter of 2018. Our Lawson segment sales representative productivity, measured as sales per rep per day, increased 1.3% to $1,309 in the third quarter of 2019 from $1,292 in the third quarter of 2018. Sales in 2019 also benefited from the acquisition of Screw Products, Inc. ("Screw Products") in the fourth quarter of 2018. We anticipate the size of our sales force to remain relatively stable for the remainder of 2019 as we concentrate our efforts on providing training and support to continue to increase the productivity of our existing sales representatives.

Quarter ended September 30, 2019 compared to quarter ended September 30, 2018

	2019		2018
(Dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales

Revenue	$94,779	100.0%	$88,530	100.0%
Cost of goods sold	44,205	46.6%	40,422	45.7%
Gross profit	50,574	53.4%	48,108	54.3%

Operating expenses:
Selling expenses	21,255	22.4%	22,175	25.0%
General and administrative expenses	22,873	24.2%	28,199	31.9%
Total operating expenses	44,128	46.6%	50,374	56.9%

Operating income (loss)	6,446	6.8%	(2,266)	(2.6)%

Interest expense	(138)	(0.1)%	(251)	(0.3)%
Other (expense) income, net	(13)	(0.1)%	170	0.2%

Income (loss) before income taxes	6,295	6.6%	(2,347)	(2.7)%

Income tax expense (benefit)	1,521	1.6%	(1,531)	(1.8)%

Net income (loss)	$4,774	5.0%	$(816)	(0.9)%

Revenue and Gross Profits

	Three Months Ended September 30,		Increase
(Dollars in thousands)	2019	2018	Amount	%

Revenue
Lawson	$83,461	$78,692	$4,769	6.1%
Bolt Supply	11,318	9,838	1,480	15.0%
Consolidated	$94,779	$88,530	$6,249	7.1%

Gross profit
Lawson	$46,148	$44,452	$1,696	3.8%
Bolt Supply	4,426	3,656	770	21.1%
Consolidated	$50,574	$48,108	$2,466	5.1%

Gross profit margin
Lawson	55.3%	56.5%
Bolt Supply	39.1%	37.2%
Consolidated	53.4%	54.3%

Total sales increased 7.1% to $94.8 million in the third quarter of 2019 compared to $88.5 million in the third quarter of 2018. The Lawson segment total sales were positively impacted by a 1.3% improvement in sales productivity of Lawson sales representatives and growth in our strategic, Kent Automotive, government, and core businesses. A 15.0% improvement in Bolt Supply sales spread across multiple product categories and the inclusion of Screw Products sales of $0.6 million, which was acquired in the fourth quarter of 2018, also contributed to the increase. Average daily sales grew to $1.481 million in the third quarter of 2019 compared to $1.405 million in the prior year quarter. The third quarter 2019 had one more selling day compared to the third quarter 2018. Excluding the impact of currency fluctuations, consolidated sales increased 7.4% for the quarter.

Gross Profit

Gross profit increased $2.5 million to $50.6 million in the third quarter of 2019 compared to $48.1 million in the third quarter of 2018, primarily driven by increased sales, partially offset by an increase of service-related costs. Consolidated gross profit as a percent of sales was 53.4% compared to 54.3% a year ago. Lower gross margin profiles on both the Bolt Supply and Screw Products businesses drove the lower consolidated percentage. The organic Lawson MRO segment gross margin as a percent of sales of 60.9% in the third quarter 2019, was flat compared to a year ago quarter before giving effect to the service-related costs.
.
Selling, General and Administrative Expenses

	Three Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2019	2018	Amount	%

Selling expenses
Lawson	$20,402	$21,372	$(970)	(4.5)%
Bolt Supply	853	803	50	6.2%
Consolidated	$21,255	$22,175	$(920)	(4.1)%

General and administrative expenses
Lawson	$20,369	$25,834	$(5,465)	(21.2)%
Bolt Supply	2,504	2,365	139	5.9%
Consolidated	$22,873	$28,199	$(5,326)	(18.9)%

Selling expenses consist of compensation and support for our sales representatives. Selling expenses were $21.3 million in the third quarter of 2019 compared to $22.2 million in the prior year quarter and, as a percent of sales, decreased to 22.4% from 25.0% in the third quarter of 2018. The decrease in selling expense as a percent of sales compared to the prior year quarter is primarily due to leveraging selling expenses over a higher sales base and an increase in service-related costs included in gross margin.

General and administrative expenses consist of expenses to operate our distribution network and overhead expenses to manage the business. General and administrative expenses decreased to $22.9 million in the third quarter of 2019 from $28.2 million in the prior year quarter. The lower general and administrative expense was primarily driven by a decrease of $5.3 million of stock based compensation expense, of which a portion fluctuates with the Company's stock price, compared to the prior year quarter.

Interest Expense

Interest expense decreased to $0.1 million compared to $0.3 million in the third quarter of 2019 and 2018 as a result of lower outstanding borrowing levels.

Other Income (Expense), Net

Other income (expense), net increased $0.2 million in the third quarter of 2019 over the prior year quarter primarily due to Canadian currency exchange rate effect.

Income Tax Expense

Income tax expense was $1.5 million, resulting in a 24.2% effective tax rate for the three months ended September 30, 2019 compared to an income tax benefit of $1.5 million and an effective tax rate of 65.2% for the three months ended September 30, 2018. The decrease in the effective tax rate as compared to a year ago is primarily due to the finalization of the calculation for previously untaxed foreign earnings and profits as a result of the 2017 Tax Cuts and Jobs Act.

Nine months ended September 30, 2019 compared to September 30, 2018

	2019		2018
($ in thousands)	Amount	% of Net Sales	Amount	% of Net Sales

Revenue	$282,219	100.0%	$263,371	100.0%
Cost of goods sold	131,679	46.7%	119,914	45.5%
Gross profit	150,540	53.3%	143,457	54.5%

Operating expenses:
Selling expenses	64,864	23.0%	66,119	25.1%
General and administrative expenses	72,063	25.5%	72,213	27.5%
Total operating expenses	136,927	48.5%	138,332	52.6%

Operating income	13,613	4.8%	5,125	1.9%

Interest expense	(481)	(0.2)%	(755)	(0.3)%
Other income (expense), net	798	0.3%	(320)	(0.1)%

Income before income taxes	13,930	4.9%	4,050	1.5%

Income tax expense	3,703	1.3%	436	0.1%

Net income	$10,227	3.6%	$3,614	1.4%

Revenue and Gross Profit

	Nine Months Ended September 30,		Increase
(Dollars in thousands)	2019	2018	Amount	%

Revenue
Lawson	$250,895	$235,735	$15,160	6.4%
Bolt Supply	31,324	27,636	3,688	13.3%
Consolidated	$282,219	$263,371	$18,848	7.2%

Gross profit
Lawson	$138,524	$132,671	$5,853	4.4%
Bolt Supply	12,016	10,786	1,230	11.4%
Consolidated	$150,540	$143,457	$7,083	4.9%

Gross profit margin
Lawson	55.2%	56.3%
Bolt Supply	38.4%	39.0%
Consolidated	53.3%	54.5%

Revenue

Revenue for the nine months ended September 30, 2019 increased 7.2% to $282.2 million from $263.4 million for the nine months ended September 30, 2018. The Lawson segment total sales were positively impacted by a 2.9% improvement in sales productivity of Lawson sales representatives and strong performance in our sales to Government customers. A 13.3% improvement in Bolt Supply sales spread across multiple product categories and the inclusion of Screw Products sales of $2.1 million which was acquired in the fourth quarter of 2018, also contributed to the increase. Average daily sales improved 6.6% to $1.478 million in the first nine months of 2019 compared to $1.386 million in the prior year period with one more selling day in the and in the nine months ended September 30, 2019 compared to the prior year period. Excluding the impact of currency fluctuations, consolidated sales increased 7.9% for the year to date.

Gross Profit

Gross profit increased to $150.5 million in the first nine months of 2019 compared to $143.5 million in the first nine months of 2018, primarily driven by increased sales. Consolidated gross profit as a percent of sales was 53.3% compared to 54.5% a year ago. Higher service-related costs and lower gross margin as a percent of sales on both the Bolt Supply and Screw Products businesses drove the lower consolidated percentage. Excluding these businesses, the core Lawson MRO segment gross margin as a percent of sales was 60.7% in the first nine months of 2019 compared to 60.6% a year ago before the effect of the allocated service costs.

Selling, General and Administrative Expenses

	Nine Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2019	2018	Amount	%

Selling expenses
Lawson	$62,334	$63,870	$(1,536)	(2.4)%
Bolt Supply	2,530	2,249	281	12.5%
Consolidated	$64,864	$66,119	$(1,255)	(1.9)%

General and administrative expenses
Lawson	$64,700	$65,271	$(571)	(0.9)%
Bolt Supply	7,363	6,942	421	6.1%
Consolidated	$72,063	$72,213	$(150)	(0.2)%

Selling expenses decreased to $64.9 million for the first nine months of 2019 from $66.1 million in the first nine months of 2018 and, as a percent of sales, decreased to 23.0% in the first nine months of 2019 from 25.1% a year ago. The decrease in selling expense as a percent of sales is primarily due to leveraging selling expenses over a higher sales base and higher service-related costs included in gross margins.

General and administrative expenses decreased slightly to $72.1 million in the first nine months of 2019 from $72.2 million in the prior year period primarily due to a decrease in stock-based compensation expense of $1.1 million, a portion of which varies with the company stock price, offset by increased severance expense of $0.8 million compared to the prior year to date.

Interest Expense

Interest expenses decreased $0.3 million in the first nine months of 2019, due primarily to decreased average outstanding borrowings compared to the prior year.

Other Income (Expense), Net

Other income (expense), net increased $1.1 million in the first nine months of 2019, primarily due to Canadian currency exchange rate effect.

Income Tax Expense

Income tax expenses were $3.7 million resulting in a 26.6% effective tax rate for the first nine months of 2019 compared to income tax expense of $0.4 million and a 10.8% effective tax rate for the first nine months of 2018. The decrease in the effective tax rate as compared to a year ago is primarily due to the finalization of the calculation for previously untaxed foreign earnings and profits as a result of the 2017 Tax Cuts and Jobs Act.

Liquidity and Capital Resources

Available cash and cash equivalents were $8.6 million on September 30, 2019 compared to $11.9 million on December 31, 2018. Net cash generated from operations were $8.0 million and $10.3 million for the nine months ended September 30, 2019 and 2018, respectively. Cash generated by operating earnings was partially offset by an increase in accounts receivable, primarily to support the increase in sales, and payments primarily for incentives, environmental remediation and other accruals that existed at December 31, 2018.

Capital expenditures, primarily for improvements to our distribution centers and information technology, were $1.4 million and $1.6 million for the nine month periods ended September 30, 2019 and 2018, respectively.

The Company used $10.2 million in financing activities in the first nine months of 2019 primarily through a net paydown on its revolving lines of credit and the repurchase of its shares.

In the second quarter of 2019, our Board of Directors authorized a program in which we may repurchase up to $7.5 million of our common stock from time to time in open market transactions, privately negotiated transactions or by other methods. In the third quarter of 2019 we purchased 32,362 shares of our common stock at an average purchase price of $38.13, primarily under the repurchase program.

Lawson Loan Agreements

On September 30, 2019, we had $1.3 million of borrowings under the existing revolving line of credit facility. No dividends were paid to shareholders in the nine months ended September 30, 2019 and 2018.

In addition to other customary representations, warranties and covenants, if the excess borrowing capacity under our revolving line of credit facility was below $10.0 million, we were required to meet a minimum trailing twelve month EBITDA to fixed charges ratio, as defined in the amended Loan Agreement. On September 30, 2019, our borrowing capacity exceeded $10.0 million, therefore, we were not subject to this financial covenant. However, for informational purposes we have provided the result of the financial covenant below:

Quarterly Financial Covenant	Requirement	Actual
EBITDA to fixed charges ratio	1.10 : 1.00	5.92 : 1.00

As of September 30, 2019, Lawson Products was in compliance with all covenants.

Bolt Commitment Letter

At September 30, 2019, Bolt had $1.2 million Canadian dollars of outstanding borrowings under a Commitment Letter. The Commitment Letter is subject to a working capital requirement ratio of 1.35:1, a maximum ratio of debt to tangible net worth of 2.5:1 of the Bolt assets and Debt Service Coverage Ratio of 1.25:1 as defined in the Commitment Letter. At September 30, 2019, Bolt was in compliance with all covenants.

New Credit Agreement

On October 11, 2019, the Company entered into a new five year credit agreement led by J.P. Morgan Chase Bank N.A, as administrative agent and including CIBC Bank USA and Bank of America, N.A. as other lenders. The new Credit Agreement matures on October 11, 2024 and provides for $100.0 million of revolving commitments. The new credit agreement allows borrowing capacity to increase to $150.0 million subject to meeting certain criteria and additional commitments from its lenders.

Along with certain standard terms and conditions of the new credit agreement, the Company is able to borrow up to a maximum ratio of its EBITDA to net borrowings of 3.25 times, as defined, and a minimum fixed charge ratio, as defined, of 1.15. On October 11, 2019, the Company paid off its previous loans to CIBC Bank USA and BMO.

We believe cash provided by operations and funds available under our new credit agreement are sufficient to fund our operating requirements, strategic initiatives and capital improvements for the next 12 months. While we were in compliance with the financial covenant for the quarter ended September 30, 2019, failure to meet the covenant requirements of the new credit agreement in future quarters could lead to higher financing costs, increased restrictions, or reduce or eliminate our ability to borrow funds and could have a material adverse effect on our business, financial condition and results of operations.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEMS 1, 1A, 3, 4 and 5 of Part II are inapplicable and have been omitted from this report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the repurchases of the Company's common stock for the three months ended September 30, 2019.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2019 (1)	3,468	$36.66	—	$7,500,000
August 1 to August 31, 2019 (2)	32,362	38.13	32,362	6,266,037
September 1 to September 30, 2019	—	—	—	6,266,037
Total	35,830		32,362

(1)
Shares were repurchased for the sole purpose of satisfying tax withholding obligations of certain individuals upon the vesting of restricted stock awards granted to them by the Company. These shares were not repurchased in the open market.

(2)
Shares were purchased on the open market under the Company's stock repurchase program approved in the second quarter of 2019 which authorized the Company to purchase $7.5 million of the Company's common stock.

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

LAWSON PRODUCTS, INC.
(Registrant)

Dated:	October 24, 2019	/s/ Michael G. DeCata
Michael G. DeCata President and Chief Executive Officer (principal executive officer)

Dated:	October 24, 2019	/s/ Ronald J. Knutson
Ronald J. Knutson Executive Vice President, Chief Financial Officer, Treasurer and Controller (principal financial and accounting officer)