Form 10-K
period 2019-12-31
LAWSON PRODUCTS INC/NEW/DE/
filed 2020-02-27
CIK 703604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Registrant’s telephone number, including area code:
(773) 304-5050
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $1.00 par value	LAWS	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

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
Yes  ☐  No  ☑
The aggregate market value of the registrant’s voting stock held by non-affiliates on June 28, 2019 (based upon the per share closing price of $36.73) was approximately $164,034,000.
As of January 31, 2020, 9,043,771 shares of Common Stock were outstanding.
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

Segments

We operate in two reportable segments, the Lawson operating segment and the Bolt operating segment.

Lawson Segment

Through the Lawson operating segment, we deliver quality products to our customers and offer them extensive product knowledge, product application expertise and Vendor Managed Inventory ("VMI") services. Our broad geographic sales coverage allows us to serve large multi-location customers throughout the U.S. and Canada. We compete for business primarily by offering a value-added service approach in which our highly trained sales representatives manage the product inventory for our customers. The VMI model makes it less likely that our customers will unintentionally run out of a product while optimizing their inventory levels.

Sales orders are primarily generated from our sales representatives on behalf of customers; however, customers can also order directly from our website or through our customer service team via fax or phone. We ship products to customers in all 50 states, Puerto Rico, Canada, Mexico and the Caribbean. We normally ship to our customers within one day of order placement.

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

Bolt Segment

The Bolt operating segment primarily delivers products to its customers through 14 branches located in Alberta, Saskatchewan, Manitoba, and British Columbia, Canada. Bolt generates sales from walk up business at its branch locations and through its sales team, phone, fax or the Internet. Bolt inventory is delivered to the packaging and distribution facility in Calgary, Alberta, and then distributed to each branch location. Sales generated via its sales team or through phone, fax or Internet orders are primarily shipped from one of the branch locations to the customer. The majority of Bolt's customers are located in the geographic vicinity of the retail branches. Bolt generally does not offer VMI service to its customers. Bolt generated 11.2% of the Company's annual 2019 sales. Bolt product offerings are listed on the Bolt website and are available in each of the retail branch locations.

Purchased inventory is delivered to the packaging and distribution center in Calgary, Alberta. Based on forecasted demand, product is picked, packed and shipped to the branch locations where the product is available for sale to customers.

Customers

During 2019, the Lawson segment sold products to over 68,000 identified customers and the Bolt segment sold products to over 12,000 identified customers in addition to the walk up customers at its 14 branch locations. Our largest customer accounted for approximately three percent of net sales. In 2019, approximately 80% of our net sales were generated in the United States and approximately 20% in Canada. The percentage of sales in Canada slightly increased in 2019 compared to 2018 primarily due to increased sales in the Bolt segment. Our customers operate in a variety of industries including automotive repair, commercial vehicle maintenance, government, manufacturing, food processing, distribution, construction, oil and gas, mining, wholesale, service and others. Although seasonality is not significant in our business, due to fewer selling days during the holiday season, net sales in the fourth quarter are historically lower than the first three quarters of the year.

Our customers include a wide range of purchasers of industrial supply products from small repair shops to large national and governmental accounts. Historically, we have been very effective selling to and servicing small and medium sized customer locations that value our service approach.

Products

Our product offerings are listed on our websites and in catalogs distributed to our customers. Sales percentages by broad product categories of our product mix in 2019 were as follows:

Product Category	Percentage
Fastening systems	24%
Fluid power	15%
Cutting tools and abrasives	13%
Specialty chemicals	11%
Electrical	11%
Aftermarket automotive supplies	8%
Safety	5%
Welding and metal repair	2%
Other	11%
100%

The Lawson segment offers over 133,000 different products for sale of which over 69,000 products are maintained in our distribution centers. We strive to carry sufficient inventory to ensure product availability and rapid processing of customer orders. Accurate forecasting of customer demand is essential to establish the proper level of inventory for each product. Inventory levels need to be sufficient to meet customer demand while avoiding the costs of stocking excess items.

During 2019, our Lawson segment purchased products from approximately 2,300 suppliers and no single supplier accounted for more than five percent of our purchases. The loss of one of our core suppliers could affect our operations by hindering our ability to provide full service to our customers.

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

Bolt offers over 37,000 different core products for sale of which over 18,000 products are maintained in the Calgary distribution center. The majority of inventory is kept in the Calgary distribution center, with each retail branch maintaining appropriate inventory levels for their business needs.

Employees

Our organization supports a culture of continuous improvement and emphasizes the importance of addressing the needs of our customers. We require our employees to act with integrity in every aspect of our business while encouraging them to be results driven, team oriented and progressive.

On December 31, 2019, our combined workforce included approximately 1,770 individuals, comprised of approximately 1,200 in sales and marketing, approximately 440 in operation and distribution and approximately 130 in management and administration. Approximately 1,620 of the 1,770 individuals are within the Lawson segment and the remaining are within Bolt. Approximately 9% of the workforce is covered by three collective bargaining agreements. We believe that our relations with our employees and their collective bargaining organizations are good.

Sales Team

On December 31, 2019, the Lawson sales and marketing team consisted of approximately 1,200 individuals focused on servicing existing customers, identifying new customers, providing customer service support and providing on-site customer service. Of the total sales team, 1,006 are sales representatives who are primarily organized into geographical regions. The performance of each region is the responsibility of a Regional Sales Director. Each region is further divided into geographically defined districts. The performance of each district is the responsibility of a District Sales Manager who reports to the Regional Sales Director. Our District Sales Managers work with the sales representatives to generate sales from new and existing customers. Lawson also has a team dedicated to the acquisition of larger national and mid-market accounts and a team dedicated to serving governmental accounts. The national accounts are comprised of multi-location customers with a national scope.

The Lawson sales team receives education in the best uses of products, enabling them to provide customized solutions to address customers' needs including technical expertise and on-site problem resolution. The VMI services Lawson offers primarily consist of ordering the right products in the optimal quantity for the customer and stocking the product for customers when the product is delivered. The sales team also periodically provides product presentations to customers that are designed to demonstrate how the products can improve their productivity. Additionally, Lawson sales representatives offer customized storage systems for improved organization and a more efficient work-flow.

The majority of Bolt sales are made from its 14 branch locations. Bolt has approximately 24 sales territory managers who serve companies and professional tradespeople throughout Western Canada. In 2017, Bolt began requiring members of the sales teams to be certified as Certified Sales Professionals for the Canadian Professional Sales Association. All newly-hired sales team members are required to receive and maintain the same certification.

Strategic Focus

In 2020, we intend to grow our sales organically and through acquisitions and further improve our operations to make Lawson our customers' first choice for products, services and solutions that improve their operating performance.

Our sales are impacted by the size of our sales team, their productivity and their territorial coverage. Our plan to expand the sales force is designed to identify under-served territories that offer the greatest growth potential, locate and recruit talented sales representatives, provide them with the proper training, and successfully integrate them into our organization.

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

In addition to organic growth, we plan to continue to actively pursue acquisition opportunities that we believe are financially accretive to our organization. Lawson continues to explore growth opportunities in the MRO space that provide different channels to reach customers, increase sales and generate positive results.

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

Executive Officers of the Registrant

The executive officers of Lawson as of February 1, 2020 were as follows:

Name	Age	Year First Named to Present Office	Position
Michael G. DeCata	62	2012	President and Chief Executive Officer
Neil E. Jenkins	70	2004	Executive Vice President, Secretary and General Counsel
Ronald J. Knutson	56	2014	Executive Vice President, Chief Financial Officer, Treasurer and Controller
Matthew J. Brown	56	2017	Senior Vice President, Sales
Shane T. McCarthy	51	2019	Senior Vice President, Supply Chain, Product Management and Marketing

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

Mr. Brown was elected Senior Vice President, Sales in March 2017 and served as Vice President of Field Sales since January 2016. Mr. Brown held several levels of sales leadership roles for the Company over the last 19 years with the most recent title of Senior Director of Sales from 2014 to 2016.

Mr. McCarthy was named Senior Vice President, Supply Chain, Product Management and Marketing in September 2019. Mr. McCarthy previously served as Senior Vice President, Supply Chain and Business Development from December 2015 through September 2019 and served as Senior Vice President, Supply Chain since June 2014. Mr. McCarthy served as Senior Vice President, Operations from July 2012 to June 2014.

ITEM 1A. RISK FACTORS.

In addition to the other information in this Annual Report on Form 10-K for the fiscal year ended December 31, 2019, the following factors should be considered in evaluating Lawson's business. Our operating results depend upon many factors and are subject to various risks and uncertainties. The material risks and uncertainties known to us and described below may negatively affect our business operations or affect our financial results. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations or affect our financial results.

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

Failure to adequately fund our operating and working capital needs through cash generated from operations and cash available through our Credit Agreement could negatively impact our ability to invest in the business and maintain our capital structure.

Our business requires investment in working capital and fixed assets. We fund these investments from cash generated from operations and funds available from our Credit Agreement. Failure to generate sufficient cash flow from operations or from our Credit Agreement could cause us to have insufficient funds to operate our business. Adequate funds may not be available when needed or may not be available on favorable terms.

Failure to meet the covenant requirements of our Credit Agreement could lead to higher financing costs, increased restrictions and reduce or eliminate our ability to borrow funds.

Our Credit Agreement contain financial and other restrictive covenants. These covenants could adversely affect us by limiting our financial and operating flexibility as well as our ability to plan for and react to market conditions and to meet our capital needs. Failure to meet these covenant requirements could lead to higher financing costs, increased restrictions, reduce or eliminate our ability to borrow funds, or accelerate the payment of our existing indebtedness. If we require more liquidity than is currently available to us under our Credit Agreement, we may need to raise additional funds through debt or equity offerings which may not be available when needed or may not be available on terms favorable to us. Should funding be insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

We have committed to a plan to increase the size of our sales force which we believe will lead to increased sales and improve our long-term financial results. A successful expansion in our sales force requires us to identify under-served territories that offer the greatest potential growth opportunity, locate and recruit talented sales representatives, provide them with the proper training, and successfully integrate them into our organization. This expansion plan requires significant investment in capital and resources. The failure to identify the optimal sales territories, recruit and retain quality sales representatives and provide them with sufficient support could adversely affect our operating results. Additionally, we anticipate a short-term decrease in average sales per day per sales representative as new representatives build up customer relationships in their territories.

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

One of our growth strategies is to actively pursue acquisition opportunities which complement our service oriented business model. Failure to successfully identify the right opportunities and to successfully integrate their operations into our organization could adversely affect our operations and our operating results.

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

Additionally, a facility we own in Decatur, Alabama, was found to contain hazardous substances in the soil and groundwater as a result of historical operations prior to our ownership. We retained an environmental consulting firm to further investigate the contamination, including measurement and monitoring of the site. The Company concluded that further remediation was required, and accordingly, has made an accrual for the estimated cost of this environmental matter. A remediation plan was approved by the Alabama Department of Environmental Management and the remediation of the affected area is ongoing. Additional procedures may be required that could negatively impact our operating results.

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

In January 2019 LKCM Headwater Investments, an affiliate of Luther King Capital, purchased additional shares of common stock of the Company, and as a result on December 31, 2019 Luther King Capital beneficially owned 47.6% of the outstanding common stock of the Company. J. Bryan King, a director of the Company, is the Principal of Luther King Capital. As a result, Luther King Capital has significant influence over the outcome of matters requiring a stockholder vote, including the election of directors, and the approval of significant matters and its interests may not align with the interests of other stockholders. This concentration of ownership could also have the effect of delaying, determining or preventing a change of control or other business combination that might be beneficial to our stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES

At December 31, 2019, we owned or leased the following facilities:

Location	Segment	Function	Approximate Square Footage	Own/Lease	Lease Expiration

United States
Chicago, Illinois	Lawson	Headquarters	86,300	Lease	March 2023
McCook, Illinois	Lawson	Packaging/Distribution	306,800	Lease	June 2022
Reno, Nevada	Lawson	Distribution	105,200	Lease	June 2024
Suwanee, Georgia	Lawson	Distribution	91,200	Own
Decatur, Alabama (1)	Lawson	Lease	88,200	Own
Dayton, OH	Lawson	Distribution	4,500	Lease	Monthly

Canada
Mississauga, Ontario	Lawson	Distribution	78,000	Own
Calgary, Alberta (2)	Lawson/Bolt	Distribution	43,700	Lease	December 2021
Calgary, Alberta (Foothills)	Bolt	Branch	11,200	Lease	April 2024
Calgary, Alberta (South)	Bolt	Branch	10,300	Lease	November 2023
Calgary, Alberta (North)	Bolt	Branch	6,900	Lease	January 2024
Edmonton, Alberta (North)	Bolt	Branch	6,000	Lease	February 2022
Edmonton, Alberta (South)	Bolt	Branch	5,600	Lease	September 2023
Fort McMurray, Alberta	Bolt	Branch	7,500	Lease	February 2024
Lethbridge, Alberta	Bolt	Branch	3,400	Own
Medicine Hat, Alberta	Bolt	Branch	4,900	Own
Port Kells, British Columbia	Bolt	Branch	12,000	Lease	August 2023
Prince Albert, Saskatchewan	Bolt	Branch	4,300	Lease	October 2020
Red Deer, Alberta	Bolt	Branch	4,100	Lease	July 2020
Regina, Saskatchewan	Bolt	Branch	4,800	Lease	December 2029
Saskatoon, Saskatchewan	Bolt	Branch	10,800	Lease	May 2021
Winnipeg, Manitoba	Bolt	Branch	7,500	Lease	September 2025

(1)	In connection with the sale of a discontinued business, we have agreed to lease the Decatur facility prior to the sale of the property.

(2)	Lawson and Bolt manage separate distribution operations out of the same physical location.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Stock Price Data

The Company’s Common Stock is traded on the NASDAQ Global Select Market under the symbol of “LAWS”. On January 31, 2020, the closing sales price of our common stock was $47.22 and the number of stockholders of record was 298. We did not issue dividends in either 2019 or 2018 and the Company currently has no plans to issue dividends in the foreseeable future and dividends are subject to certain restriction based on terms detailed in our Credit Agreement. Information about our equity compensation plans may be found in Item 12 of this report which is hereby incorporated by reference.

Repurchased Shares of Stock

The following table summarizes the repurchases of the Company's Common Stock for the three months ended December 31, 2019. These shares were purchased for the sole purpose of satisfying tax withholding obligations of certain employees upon the vesting of market stock units granted to them by the Company. No shares were repurchased in the open market during the fourth quarter under the Company's $7.5 million repurchase program that was authorized in the second quarter of 2019.

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October 1 to October 31, 2019	333	$41.08	—	$6,266,000
November 1 to November 30, 2019	—	—	—	6,266,000
December 1 to December 31, 2019	60,451	52.10	—	6,266,000
Three months ended December 31, 2019	60,784		—

ITEM 6. SELECTED FINANCIAL DATA.

The following selected financial data should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto included in Item 8 in this Annual Report. The income statement data and balance sheet data are for, and as of the end of each of the years in the five-year period ended December 31, 2019 and are derived from the audited Consolidated Financial Statements of the Company. The results of discontinued operations have been reclassified from continuing operations for all periods presented.

	(Dollars in thousands, except per share data)
	2019 (1)	2018 (2)	2017 (3)	2016	2015 (4)
Net sales	$370,785	$349,637	$305,907	$276,573	$275,834

Net income (loss)	$7,221	$6,214	$29,688	$(1,629)	$297

Diluted income (loss) per share of common stock:	$0.77	$0.67	$3.25	$(0.19)	$0.03

Total assets	$204,429	$197,142	$191,111	$135,307	$133,094

Noncurrent liabilities	$39,498	$31,760	$37,644	$34,737	$35,487

Stockholders’ equity	$108,001	$99,173	$93,490	$61,133	$61,264

Notes:

(1)	The 2019 financial data reflects the inclusion of Screw Products, Inc. ("Screw Products") for the full year.

(2)
The 2018 financial data reflects the inclusion of Bolt for the full year, as well as a $0.5 million increase in the estimated future remediation cost of an environmental matter involving land owned in Decatur, Alabama, that was part of a division that was previously sold.

(3)
The 2017 financial data includes an income tax benefit of $19.6 million primarily as a result of releasing Deferred Tax Asset ("DTA") valuation reserves of $21.2 million at December 31, 2017. 2017 also includes a $5.4 million gain on the sale of the Fairfield, New Jersey distribution center.

(4)
The 2015 financial data includes an expense of $0.9 million related to an increase in the estimated future remediation cost of an environmental matter involving land owned in Decatur, Alabama, that was part of a division that was previously sold.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are a distributor of products and services to the industrial, commercial, institutional, and governmental maintenance, repair and operations ("MRO") marketplace. We operate in two reportable segments: Lawson and Bolt. The Lawson operating segment primarily distributes MRO products to its customers through a network of sales representatives throughout the U.S. and Canada. The Bolt operating segment primarily distributes its MRO products through a network of 14 branches located in Alberta, Saskatchewan, Manitoba and British Columbia, Canada.

The North American MRO industry is highly fragmented. We compete for business with several national distributors as well as a large number of regional and local distributors. The MRO business is influenced by the overall strength of the manufacturing sector of the U.S. economy. One measure used to evaluate the strength of the industrial products market is the PMI index published by the Institute for Supply Management. The PMI index is a composite index of economic activity in the United States manufacturing sector and is available at https://www.instituteforsupplymanagement.org. A measure of that index above 50 generally indicates expansion of the manufacturing sector while a measure below 50 generally represents contraction. The average monthly PMI was 51.2 for the year ended December 31, 2019 compared to 58.8 for the year ended December 31, 2018 indicating a reduction in the rate of growth in the U.S. manufacturing economy in 2019 compared to 2018.

One metric we use to measure our success is Average Daily Sales ("ADS") in which we calculate our total sales divided by the number of selling days, which exclude weekends and holidays. Our sales are affected by the number and effectiveness of sales representatives and the amount of sales each representative can generate from providing products and services to our customers, which we measure as average sales per day per sales representative. We had an average of 991 sales representatives working for us in 2019 a 2.0% increase over 2018.

Results of operations are examined in detail following a recap of our major activities in 2019.

2019 Activities

•
New Credit Agreement - In October 2019 the Company signed a new credit agreement which increased our borrowing capacity from $40 million to $100 million.The new agreement included JP Morgan Chase, Bank of America, and CIBC Bank USA with which we continue our long-term banking relationship.

•	Share Repurchase Plan - In the second quarter of 2019, our Board of Directors authorized a program in which we may repurchase up to $7.5 million of our common stock.

•	Lean Six Sigma - Over the past four years we have had over 100 employees complete Lean Six Sigma training, which is a systematic data driven approach to analyzing and improving business processes.

•	Improved Operational Performance - We continued to improve the fundamentals of our business, measured as improved customer service levels to our customers.

We believe we have created a scalable infrastructure that will allow us to take advantage of future growth opportunities. We continue to strive to be our customers' first choice for maintenance, repair and operational solutions.

RESULTS OF OPERATIONS FOR 2019 AS COMPARED TO 2018

	Year Ended December 31,				Year-to-Year
	2019		2018		Change
(Dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%

Net sales	$370,785	100.0%	$349,637	100.0%	$21,148	6.0%
Cost of goods sold	173,431	46.8	160,097	45.8	13,334	8.3
Gross profit	197,354	53.2	189,540	54.2	7,814	4.1

Operating expenses:
Selling expenses	85,342	23.0	87,642	25.1	(2,300)	(2.6)
General and administrative expenses	102,946	27.8	92,688	26.5	10,258	11.1
Total operating expenses	188,288	50.8	180,330	51.6	7,958	4.4

Operating income	9,066	2.4	9,210	2.6	(144)

Interest expense	(603)	(0.1)	(1,009)	(0.2)	406
Other income (expense), net	1,211	0.3	(1,338)	(0.4)	2,549

Income before income taxes	9,674	2.6	6,863	2.0	2,811
Income tax expense	2,453	0.7	649	0.2	1,804

Net income	$7,221	1.9%	$6,214	1.8%	$1,007

Non-GAAP Financial Measure - Adjusted Operating Income

The Company's management believes that certain non-GAAP financial measures may provide users of this financial information with additional meaningful comparisons between current results and results in prior operating periods. Management believes that these non-GAAP financial measures can provide additional meaningful reflection of underlying trends of the business because they provide a comparison of historical information that excludes certain infrequently occurring, seasonal or non-operational items that impact the overall comparability. These non-GAAP financial measures should be viewed in addition to, and not as an alternative for, the Company's reported results prepared in accordance with GAAP.

Adjusted operating income is defined by us as GAAP operating income excluding stock-based compensation, severance expense, and other non-recurring items in the period in which these items are incurred.

Operating income was $9.1 million for 2019 inclusive of $17.8 million of stock-based compensation compared to $9.2 million in 2018 which included $7.5 million of stock-based compensation. Excluding stock-based compensation, severance and other non-recurring items, adjusted operating income increased to $28.6 million from $18.4 million on higher sales and leveraging operating costs.

Reconciliation of GAAP Operating Income to Adjusted Non-GAAP Operating Income (Unaudited)

	Twelve Months Ended
	December 31,
(Dollars in Thousands)	2019	2018

Operating income as reported per GAAP	$9,066	$9,210

Stock-based compensation (1)	17,788	7,508
Severance expense	1,756	849
Building impairment	—	231
Acquisition related costs	—	230
Discontinued operations accrual	—	529
Real estate gain	—	(164)
Adjusted non-GAAP operating Income	$28,610	$18,393

(1)    Expense for stock-based compensation, of which a portion varies with the Company's stock price

Sales and Gross Profits

Sales and gross profit results by operating segment for the years ended December 31, 2019 and 2018 were as follows:

	Year Ended December 31,		Increase (Decrease)
(Dollars in thousands)	2019	2018	Amount	%

Net sales
Lawson	$329,367	$313,095	$16,272	5.2%
Bolt	41,418	36,542	4,876	13.3%
Consolidated	$370,785	$349,637	$21,148	6.0%

Gross profit
Lawson	$181,567	$175,517	$6,050	3.4%
Bolt	15,787	14,023	1,764	12.6%
Consolidated	$197,354	$189,540	$7,814	4.1%

Gross profit margin
Lawson	55.1%	56.1%
Bolt	38.1%	38.4%
Consolidated	53.2%	54.2%

Consolidated revenue in 2019 increased 6.0% to $370.8 million from $349.6 million in 2018. The Lawson segment total sales were positively impacted by a 2.3% improvement in sales productivity of Lawson sales representatives and strong performance in our sales to Government customers. Sales were also positively impacted by a 13.3% improvement in Bolt Supply sales spread across multiple product categories and a $1.9 million increase in sales contributed by Screw Products which was acquired in the fourth quarter of 2018. Average daily sales improved to $1.471 million in 2019 compared to $1.393 million in 2018 with one more selling day in 2019. Excluding the impact of currency fluctuations of $1.9 million, consolidated sales increased 6.6% year over year.

Gross profit increased to $197.4 million in 2019 from $189.5 million in 2018 and decreased as a percent of sales to 53.2% from 54.2% a year ago. Higher service-related costs and lower gross margin as a percent of sales on both the Bolt Supply and Screw Products businesses contributed to the lower consolidated percentage. The Lawson gross margin decreased as a percentage of sales primarily due to higher service-related costs included in gross profit.

Selling, General and Administrative Expenses

	Year Ended December 31,		Increase (Decrease)
	2019	2018	Amount	%

Selling expenses
Lawson	$81,999	$84,536	$(2,537)	(3.0)%
Bolt	3,343	3,106	237	7.6%
Consolidated	$85,342	$87,642	$(2,300)	(2.6)%

General and administrative expenses
Lawson	$93,085	$83,480	$9,605	11.5%
Bolt	9,861	9,208	653	7.1%
Consolidated	$102,946	$92,688	$10,258	11.1%

Selling expenses decreased to $85.3 million in 2019 from $87.6 million in 2018 and, as a percent of sales, decreased to 23.0% in 2019 from 25.1% in 2018. The decrease in selling expense as a percent of sales was primarily due to leveraging selling expenses over a higher sales base and higher service-related costs included in gross margins.

General and administrative expenses increased to $102.9 million in 2019 from $92.7 million in 2018 primarily due to an increase in stock-based compensation expense of $10.3 million, a portion of which varies with the company stock price, and increased severance expense of $0.9 million compared to 2018.

Interest Expense

Interest expenses decreased $0.4 million in 2019 over the prior year, due primarily to lower average outstanding balances throughout the year.

Other Income (expense), Net

Other income, net was $1.2 million in 2019 compared to other expense, net of $1.3 million in 2018. Other income (expense), net in both years was driven by fluctuations in the Canadian currency exchange rate.

Income Tax Expense

Income tax expenses were $2.5 million resulting in a 25.4% effective tax rate for 2019 compared to income tax expense of $0.6 million and a 9.5% effective tax rate for 2018. The lower effective tax rate in 2018 was primarily due to the finalization of the calculation for previously untaxed foreign earnings and profits as a result of the 2017 Tax Cuts and Jobs Act.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $9.2 million and $20.3 million in 2019 and 2018, respectively, reflecting operating results, net of depreciation and amortization. Cash paid in relation to stock-based compensation increased to $13.4 million in 2019 compared to $0.1 million in 2018, due to employee exercises of stock performance rights.

Capital expenditures of $2.0 million and $2.5 million in 2019 and 2018 respectively, were primarily for improvements to our distribution centers and information technology. In 2018 we invested $5.3 million to acquire Screw Products.

In the second quarter of 2019, our Board of Directors authorized a program in which we may repurchase up to $7.5 million of our common stock from time to time in open market transactions, privately negotiated transactions or by other methods. During 2019 we purchased 32,362 shares of our common stock at an average purchase price of $38.13 under the repurchase program.

Credit Agreement

In October, 2019, we entered into a Credit Agreement (the "Credit Agreement") with J.P. Morgan Chase Bank, N.A. as administrative agent, and including CIBC Bank USA and Bank of America, N.A. as other lenders. The Credit Agreement matures on October 11, 2024 and provides for $100.0 million of revolving commitments. The terms of the Credit Agreement are more fully detailed in Note 12 - Credit Agreement of the Consolidated Financial Statements included in Item 8 of this Form 10-K.

At December 31, 2019, we had $2.3 million of borrowings under the Credit Agreement and had borrowing availability of $96.7 million.

In addition to other customary representations, warranties and covenants,the Credit Agreement contains certain financial covenants. The following chart reflects the EBITDA to fixed charges ratio and total net leverage ratio covenant:

Quarterly Financial Covenants	Requirement	Actual
EBITDA to fixed charges ratio	1.15 : 1.00	10.76 : 1.00
Total net leverage ratio	3.25 : 1.00	0.00 : 1.00

The Company was in compliance with all covenants as of December 31, 2019.

Prior to October 2019, the Company had a credit agreement with CIBC Bank USA. Bolt also had a Commitment Letter with BMO Bank of Montreal. On October 11, 2019 the Company paid off its previous loans to CIBC USA and BMO. Lawson was in compliance with all covenants associated with these borrowing agreements at the time of payoff.

No cash dividends have been paid in the three years ended December, 31 2019. Dividends are subject to certain restrictions as detailed in our Credit Agreement.

OFF-BALANCE SHEET ARRANGEMENTS

The majority of our operating leases were recognized as right of use assets and lease liabilities on the balance sheet upon the adoption of ASU 2016-02, Leases ("ASU 2016-02") in the first quarter of 2019. See Note 4 - Leases for the transition to ASU 2016-02.

Also, as of December 31, 2019, we had contractual commitments to purchase approximately $10.9 million of product from our suppliers and contractors.

CRITICAL ACCOUNTING POLICIES

We have disclosed our significant accounting policies in Note 2 to the consolidated financial statements. The following provides information on the accounts requiring more significant estimates.

Allowance for Doubtful Accounts — We evaluate the collectability of accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings, substantial down-grading of credit ratings), a specific reserve for bad debts is recorded against amounts due to reduce the receivable to the amount we believe will be collected. For all other customers, we recognize reserves for bad debts based on our historical experience of bad debt write-offs as a percent of accounts receivable outstanding. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations), the estimates of the recoverability of amounts due to us could be revised. At December 31, 2019, our reserve was 1.5% of our gross accounts receivable outstanding. A hypothetical change of one percent to our reserve as a percent of our gross accounts receivable would have affected our annual doubtful accounts expense by approximately $0.4 million.

Inventory Reserves — Inventories consist principally of finished goods and are stated at the lower of cost (determined using the first-in-first-out method for the Lawson segment and weighted average for the Bolt segment) or net realizable value. Most of our products are not exposed to the risk of obsolescence due to technology changes. However, some of our products do have a limited shelf life, and from time to time we add and remove items from our catalogs, brochures or website for marketing and other purposes.

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

At December 31, 2019, our inventory reserve was $4.6 million, equal to approximately 7.6% of our gross inventory. A hypothetical change of one percent to our reserve as a percent of total inventory would have affected our cost of goods sold by $0.6 million.

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

Revenue Recognition - For reporting purposes, the Company has two separate performance obligations including products and vendor managed inventory services. The revenue allocation involves assumptions and judgments based on the estimated standalone sales prices of such products and services. The allocation of product and service revenue as well as the estimation of service costs requires judgments and assumptions including the standalone prices, the period of time that it takes for the service obligation to be fulfilled and the amount of time spent on vendor managed inventory services during the sales process. Changes in various assumptions could increase or decrease the allocation of service revenue and related costs; however, would not materially impact total reported revenues or reported operating income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following information is presented in this item:

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Lawson Products, Inc.
Chicago, Illinois

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lawson Products, Inc. (the “Company”) and subsidiaries as of December 31, 2019 and 2018, the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 27, 2020 expressed an unqualified opinion thereon.

Change in Accounting Method Related to Leases

As discussed in Notes 2 and 4 to the consolidated financial statements, the Company has changed its method of accounting for leases during the year ended December 31, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.

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

/s/BDO USA, LLP
We have served as the Company's auditors since 2013.
Chicago, Illinois
February 27, 2020

Lawson Products, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$5,495	$11,883
Restricted cash	802	800
Accounts receivable, less allowance for doubtful accounts of $593 and $549, respectively	38,843	37,682
Inventories, net	55,905	52,887
Miscellaneous receivables and prepaid expenses	5,377	3,653
Total current assets	106,422	106,905

Property, plant and equipment, less accumulated depreciation and amortization	16,546	23,548
Deferred income taxes	21,711	20,592
Goodwill	20,923	20,079
Cash value of life insurance	14,969	12,599
Intangible assets, net	12,335	13,112
Right of use assets	11,246	—
Other assets	277	307
Total assets	$204,429	$197,142

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving lines of credit	$—	$10,823
Accounts payable	13,789	15,207
Lease obligation	3,830	—
Accrued expenses and other liabilities	39,311	40,179
Total current liabilities	56,930	66,209

Revolving line of credit	2,271	—
Security bonus plan	11,840	12,413
Lease obligation	9,504	5,213
Deferred compensation	6,370	5,304
Deferred tax liability	6,188	2,761
Deferred rent liability	—	1,963
Other liabilities	3,325	4,106
Total liabilities	96,428	97,969

Commitments and contingencies – Note 14

Stockholders’ equity:
Preferred stock, $1 par value:
Authorized - 500,000 shares, issued and outstanding - None	—	—
Common stock, $1 par value:
Authorized - 35,000,000 shares Issued – 9,190,171 and 9,005,716 shares, respectively Outstanding – 9,043,771 and 8,955,930 shares, respectively	9,190	9,006
Capital in excess of par value	18,077	15,623
Retained earnings	86,496	77,338
Treasury stock – 146,400 and 49,786 shares held, respectively	(5,761)	(1,234)
Accumulated other comprehensive loss	(1)	(1,560)
Total stockholders’ equity	108,001	99,173
Total liabilities and stockholders’ equity	$204,429	$197,142

See notes to Consolidated Financial Statements

Lawson Products, Inc.
Consolidated Statements of Income and Comprehensive Income
(Dollars in thousands, except per share data)

	Year Ended December 31,
	2019	2018
Product revenue	$330,695	$310,204
Service revenue	40,090	39,433
Total revenue	370,785	349,637

Product cost of goods sold	155,304	145,493
Service cost	18,127	14,604
Gross profit	197,354	189,540

Operating expenses:
Selling expenses	85,342	87,642
General and administrative expenses	102,946	92,688
Operating expenses	188,288	180,330

Operating income	9,066	9,210

Interest expense	(603)	(1,009)
Other income (expenses), net	1,211	(1,338)

Income before income taxes	9,674	6,863
Income tax expense	2,453	649

Net income	$7,221	$6,214

Basic income per share of common stock	$0.81	$0.70

Diluted income per share of common stock	$0.77	$0.67

Weighted average shares outstanding:
Basic weighted average shares outstanding	8,968	8,909
Effect of dilutive securities outstanding	408	364
Diluted weighted average shares outstanding	9,376	9,273

Comprehensive income
Net income	$7,221	$6,214
Other comprehensive income (loss), net of tax:
Adjustment for foreign currency translation	1,559	(2,382)
Comprehensive income	$8,780	$3,832

See notes to Consolidated Financial Statements

Lawson Products, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands)

	Common Stock
	Outstanding Shares	$1 Par Value	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at January 1, 2018	8,888,028	$8,921	$13,005	$71,453	$(711)	$822	$93,490

Change in accounting principle (1)	—	—	—	(329)	—	—	(329)
Net income	—	—	—	6,214	—	—	6,214
Adjustment for foreign currency translation	—	—	—	—	—	(2,382)	(2,382)
Stock-based compensation	—	—	2,703	—	—	—	2,703
Shares issued	84,414	85	(85)	—	—	—	—
Shares repurchased held in treasury	(16,512)	—	—	—	(523)	—	(523)
Balance at December 31, 2018	8,955,930	9,006	15,623	77,338	(1,234)	(1,560)	99,173

Change in accounting principle (2)	—	—	—	1,937	—	—	1,937
Net income	—	—	—	7,221	—	—	7,221
Adjustment for foreign currency translation	—	—	—	—	—	1,559	1,559
Stock-based compensation	—	—	2,638	—	—	—	2,638
Shares issued	184,455	184	(184)	—	—	—	—
Shares repurchased held in treasury	(96,614)	—	—	—	(4,527)	—	(4,527)
Balance at December 31, 2019	9,043,771	$9,190	$18,077	$86,496	$(5,761)	$(1)	$108,001

(1)
The Company adopted the ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09) on January 1, 2018 using the modified retrospective approach. See Note 3 - Revenue Recognition for further details.

(2)	The Company adopted the ASC No.842, Leases (ASC 842) on January 1, 2019 using the modified retrospective approach. See Note 4 - Leases for further details.

See notes to Consolidated Financial Statements

Lawson Products, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2019	2018
Operating activities
Net income	$7,221	$6,214

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,893	6,855
Stock-based compensation	4,054	7,508
Deferred income taxes	2,169	545

Changes in operating assets and liabilities, net of effect of acquired businesses:
Accounts receivable	(1,380)	(193)
Inventories	(2,308)	(2,915)
Miscellaneous receivables, prepaid expenses and other assets	(3,890)	(1,501)
Accounts payable and other liabilities	(3,230)	2,851
Other	667	935
Net cash provided by operating activities	9,196	20,299

Investing activities
Purchases of property, plant and equipment	(2,028)	(2,524)
Business acquisition, net of acquired cash	—	(5,307)
Net cash used in investing activities	(2,028)	(7,831)

Financing activities
Net payments on revolving lines of credit	(8,552)	(3,720)
Shares repurchased held in treasury	(4,527)	(523)
Payment of financing fees	(573)	—
Payment of financing lease principal	(271)	(185)
Proceeds from stock option exercises	33	14
Business acquisition payment	—	(76)
Net cash used in financing activities	(13,890)	(4,490)

Effect of exchange rate changes on cash and cash equivalents	336	(511)

Increase (decrease) in cash and cash equivalents and restricted cash	(6,386)	7,467
Cash, cash equivalents and restricted cash at beginning of year	12,683	5,216
Cash, cash equivalents and restricted cash at end of year	$6,297	$12,683

Cash and cash equivalents	$5,495	$11,883
Restricted cash	802	800
Total cash, cash equivalents and restricted cash	$6,297	$12,683

Supplemental disclosure of cash flow information
Net cash paid for income taxes	947	1,265
Net cash paid for interest	590	1,036

See notes to Consolidated Financial Statements

Lawson Products, Inc.
Notes to Consolidated Financial Statements

Note 1 - Description of Business

Lawson Products, Inc. (“Lawson” or the “Company”) is a North American distributor of products and services to the industrial, commercial, institutional and government maintenance, repair and operations (“MRO”) marketplace. The Company has two operating segments. The Lawson operating segment distributes MRO products to customers primarily through a network of sales representatives offering vendor managed inventory ("VMI") service to customers throughout the United States and Canada. The Bolt operating segment distributes MRO products primarily through its 14 branches located in Western Canada. In October 2018, the Company acquired Screw Products, Inc. ("SPI"), a regional distributor of bulk industrial products to manufacturers and job shops.

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

Revenue Recognition — The Company recognizes two revenue streams: revenues from the sale of product and revenues from the performance of VMI services. The Company offers VMI services only in conjunction with product sales. The Company does not bill product sales and services separately. The total revenue billed is allocated between revenue from product sales and revenue from services for reporting purposes based upon the estimated selling price of such products and services. A portion of selling expenses is allocated to cost of sales for reporting purposes based upon the estimated time spent on such services. Product revenue includes product sales and billings for freight and handling charges. Sales and associated cost of goods sold are generally recognized when products are shipped and title passes to customers. We accrue for returns based on historical evidence of return rates. Service revenue and associated cost of sales are recognized when services are performed. A portion of service revenue and cost of service is deferred, as not all services are performed in the same period as billed.

Cash Equivalents — The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amount of the Company’s cash equivalents at December 31, 2019 approximates fair value.

Allowance for Doubtful Accounts — The Company evaluates the collectability of accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings, substantial down-grading of credit ratings), a specific reserve for bad debts is recorded against amounts due to reduce the receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes reserves for bad debts based on the Company’s historical experience of bad debt write-offs as a percent of accounts receivable outstanding. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in a major customer's ability to meet its financial obligations), the estimates of the recoverability of amounts due the Company could be revised.

Inventories — Inventories principally consist of finished goods stated at the lower of cost or net realizable value using the first-in-first-out method for the Lawson segment and weighted average for the Bolt segment. To reduce the cost basis of inventory to a lower of cost or net realizable value, a reserve is recorded for slow-moving and obsolete inventory based on historical experience and monitoring of current inventory activity. Estimates are used to determine the necessity of recording these reserves based on periodic detailed analysis using both qualitative and quantitative factors. As part of this analysis, the Company considers several factors including the inventories length of time on hand, historical sales, product shelf life, product life cycle, product category and product obsolescence.

Property, Plant and Equipment — Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation expense is computed primarily by the straight-line method for buildings, machinery and equipment, furniture and fixtures and vehicles. The Company estimates useful lives of 20 to 40 years for buildings and improvements and 3 to 10 years for machinery and equipment, furniture and fixtures and vehicles. Amortization of financing and capital leases is included in depreciation expense.

Depreciation expense was $3.9 million and $4.8 million for 2019 and 2018 respectively. Capitalized software is amortized over estimated useful lives of 3 to 5 years using the straight-line method. Amortization expense of capitalized software was $0.6 million and $1.1 million for 2019 and 2018 respectively.

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

Goodwill — The Company had $20.9 million and $20.1 million of goodwill in 2019 and 2018, respectively. Goodwill represents the cost of business acquisitions in excess of the fair value of identifiable net tangible and intangible assets acquired. Goodwill is allocated to the appropriate reporting unit as reviewed by the Company’s segment managers. The Company reviews goodwill for potential impairment annually on December 1st, or when an event or other circumstances change that would more likely than not reduce the fair value of the asset below its carrying value.

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

Intangible Assets — The Company's intangible assets consist of trade names, and customer relationships. Intangible assets are amortized over weighted average 15 and 11 year estimated useful lives for trade names and customer relationships, respectively.

Impairment of Long-Lived Assets — The Company reviews its long-lived assets, including property, plant and equipment and definite life intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. Recoverability is measured by a comparison of the assets' carrying amount to their expected future undiscounted net cash flows. If such assets are considered to be impaired, the impairment to be recognized is measured based on the amount by which the carrying amount of the asset exceeds its fair value. No triggering events or impairments occurred in 2019. In 2018 the Company determined that a triggering event had occurred when it determined that it would most likely exercise its put option on a building of a previously discontinued operation in Decatur, Alabama. Accordingly, the Company recorded an impairment charge of $0.2 million in 2018 based upon the anticipated proceeds less its carrying value.

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

Leases — Leases are categorized as either operating or financing leases at commencement. For both classes of leases, a Right Of Use ("ROU") asset and corresponding lease liability are recognized at commencement. Operating leases consist of the company headquarters, distribution centers, and Bolt branches. Financing leases consist of equipment such as forklifts and copiers. The value of the lease assets and liabilities are the present value of the total cash payments for each lease. The Company uses its incremental borrowing rate to discount the total cash payments to present value for each lease. The Company will review each lease to determine if there is a more appropriate discount rate to apply. Upon commencement, rent expense is recognized on a straight line basis for each operating lease. Each financing lease ROU asset is amortized on a straight line basis over the lease period.

Earnings per Share — Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution from the exercise or conversion of outstanding stock options, market stock units and restricted stock awards into common stock. For the year ended December 31, 2019 no options to purchase shares of common stock were excluded from the computation of diluted earnings per share because all of the options were in the money. For the year ended December 31, 2018 stock options to purchase 46,067 of the Company's common stock were excluded from the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common stock.

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

Treasury Stock —The Company repurchased 32,362 of its common stock in 2019 through its previously announced stock repurchase plan. The Company repurchased 64,252 and 16,512 shares of its common stock in 2019 and 2018, respectively from employees upon the vesting of restricted stock to offset the income taxes owed by those employees. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of stockholders’ equity. The cost of the common stock repurchased and held in treasury was $4.5 million and $0.5 million in 2019 and 2018, respectively.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses, which revises the requirements for how an entity should measure credit losses on financial instruments. The pronouncement is effective for smaller reporting companies in fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, and the new guidance will be applied on a prospective basis. The Company is still evaluating the effect the adoption of the new standard will have on its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. Subsequently, the FASB has issued additional ASUs which further clarify this guidance.

Under the new guidance, at the lease commencement date, a lessee recognizes a right-of-use (“ROU”) asset representing its right to use the underlying asset and a lease liability which is initially measured at the estimated present value of the future lease payments. These amounts represent the estimated economic benefit the Company will receive over the term of the lease. For results of operations purposes, leases are classified as either operating or finance leases. For operating leases, lease expense is recognized on a straight line basis. For finance leases, the lease liability and interest on the lease liability is recognized using the Company's incremental borrowing rate. The amortization of the ROU asset is recognized over the useful life of the asset.

The Company adopted ASU 2016-02 on January 1, 2019 using the modified retrospective method. The Company elected a package of practical expedients, which included the decision to not reassess certain direct costs for existing leases at the date of implementation. These direct costs included certain items such as commissions, legal and documentation preparation fees and payments to incentivize existing tenants to terminate its lease. These direct costs are capitalized for new leases entered into after January 1, 2019. The Company elected that, as a practical expedient, it will not separate lease components from non-lease components for certain types of leases.

The effect on the Company’s results of operations in subsequent periods is not significant. The impact of ASU 2016-02 is non-cash in nature and does not affect the Company’s cash flows. Upon transition to ASU 2016-02, the Company removed the financing lease for the building associated with the McCook distribution facility. The Company then reassessed the land and building at the McCook distribution facility as an operating lease. Additional quantitative and qualitative presentations and disclosures related to the Company's leases are provided in Note 4 - Leases.

Note 3 - Revenue Recognition

As part of the Company's revenue recognition analysis, it concluded that it has two separate performance obligations, and accordingly, two separate revenue streams: products and services. As a result, the Company reports two separate revenue streams and two separate costs of revenues. Under the definition of a contract as defined by ASC 606, the Company considers contracts to be created at the time an order to purchase product is agreed upon regardless of whether or not there is a written contract.

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

Accounting Policy Elections

The Company treats shipping and handling costs after the control of the product has been transferred to the customer as a fulfillment cost.

Sales taxes that are imposed on our sales and collected from customers are excluded from revenues.

The Company expenses sales commissions when incurred as the amortization period is one year or less.

Certain Judgments

The Company employs certain judgments to estimate the dollar amount of revenue, and related expenses, allocated to the sale of product and service. These judgments include, among others, the percentage of customers that take advantage of the VMI services offered, the amount of revenue to be allocated to the VMI service based on the value of the service to its customers, and the amount of time after control of the product passes to the customer that the VMI service obligation is completed. It is assumed that any customer who averages placing orders at a frequency of longer than 30 days does not take advantage of the available VMI services offered. The estimate of the cost of sales is based on the estimated time spent on such activities applied to the expenses directly related to sales representatives that provide VMI services to the customer.

Disaggregated revenue by product type follows:

	Unaudited
	Year Ended December 31,
Product Category	2019	2018
Fastening systems	24%	24%
Fluid power	15%	14%
Cutting tools and abrasives	13%	15%
Specialty chemicals	11%	12%
Electrical	11%	11%
Aftermarket automotive supplies	8%	8%
Safety	5%	5%
Welding and metal repair	2%	2%
Other	11%	9%
	100%	100%

Note 4 - Leases

In February 2016, the FASB established Topic ASC 842, Leases, by issuing Accounting Standards Update 2016-02. Lawson adopted ASC 842 as of January 1, 2019. The Company leases property used for distribution centers, office space, and Bolt branch locations throughout the U.S. and Canada, along with various equipment located in distribution centers and corporate headquarters. The Company is also a lessor of its Decatur, Alabama property previously used in conjunction with a discontinued operation, and was a sublessor of a portion of its corporate headquarters.

Lawson Operating Leases

Lawson MRO primarily has two types of leases: leases for real estate and leases for equipment. Operating real estate leases that have a material impact on the operations of the Company are related to the Company's distribution network and headquarters. The Company possesses several additional property leases that are month to month basis and are not material in nature. Lawson MRO does not possess any leases that have residual value guarantees. Several property leases include renewal clauses which vary in length and may not include specific rent renewal amounts. The Company will revise the value of the right of use assets and associated lease liabilities when the Company is reasonably certain it will renew a lease or terminate a lease.

The key change commencing on January 1, 2019 for the Company is the recognition of assets and liabilities of operating leases with lease terms longer than twelve months that were not previously capitalized on the balance sheet. The value of the Right Of Use ("ROU") assets and associated lease liabilities is calculated using the total cash payments over the course of the lease, discounted to the present value using the appropriate discount rate. The right of use asset will be amortized over its useful life. Similar to deferred rent under ASC 840, the lease liability is reduced in conjunction with the lease payments made, with adjustments made to the lease liability in order to account for non-straight line cash payments through the life of the lease.

Bolt primarily leases the real estate for its branch locations as well as its distribution center in Calgary, Alberta. Bolt possesses additional property leases that are month to month and not material in nature. Bolt property leases include renewal clauses which vary in length and may not include specific rent renewal amounts. The Company will revise the value of the right of use asset and associated lease liability when the Company is reasonably certain it will renew a lease or terminate a lease.

Lease of McCook Distribution Facility

Upon adoption of ASC 842, the previously capitalized financing asset and lease liability for the McCook distribution facility was removed from the balance sheet and re-established as a ROU asset and a lease liability as an operating lease. The Company did not include the lease renewal periods in its assessment of the McCook lease as it did not meet the reasonably certain threshold required under ASC 842. Changes in the value of the assets and liabilities associated with the property due to adoption of ASC 842 have been accounted for as an adjustment to 2019 beginning retained earnings of $1.9 million.

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

Significant Assumptions

The Company is required to determine a discount rate for the present value of lease payments. If the rate is not included in the lease or cannot be readily determined, the Company must estimate the incremental borrowing rate to be used for the discount rate. The Company will discount the present value of the total payments for the operating and financing leases using the incremental borrowing rate at the inception of the lease. The incremental borrowing rate will be reviewed and updated as needed.

The expenses and income generated by the leasing activity of Lawson as lessee for the year ended December 31, 2019 were as follows (Dollars in thousands):

Lease Type	Classification	Expense / (Income)

Consolidated Operating Lease Expense (1)	Operating expenses	$4,729

Consolidated Financing Lease Amortization	Operating expenses	206
Consolidated Financing Lease Interest	Interest expense	30
Consolidated Financing Lease Expense		236

Sublease Income (2)	Operating expenses	(160)
Net Lease Cost		$4,805

(1) Includes variable lease payments and short term lease expenses
(2) Sublease income from sublease of a portion of the Company headquarters. The sublease was terminated in June 2019 and the Company has no other subleases

The Company recorded $3.3 million of operating lease expenses for the year ended December 31, 2018.

The value of the net assets and liabilities generated by the leasing activity of Lawson as lessee as of December 31, 2019 were as follows (Dollars in thousands):

Lease Type	Amount

Total ROU operating lease assets (1)	$10,592
Total ROU financing lease assets (2)	654
Total lease assets	$11,246

Total current operating lease obligation	$3,591
Total current financing lease obligation	239
Total current lease obligations	$3,830

Total long term operating lease obligation	$9,133
Total long term financing lease obligation	371
Total long term lease obligation	$9,504

(1) Operating lease assets are recorded net of accumulated amortization of $1.2 million as of December 31, 2019
(2) Financing lease assets are recorded net of accumulated amortization of $0.2 million as of December 31, 2019

The value of the lease liabilities generated by the leasing activities of Lawson as lessee as of December 31, 2019 were as follows (Dollars in thousands):

Year Ended December 31,	Operating Leases	Financing Leases	Total

2020	$4,136	$267	$4,403
2021	4,169	202	4,371
2022	3,099	122	3,221
2023	1,437	61	1,498
2024	482	5	487
Thereafter	600	—	600
Total lease payments	13,923	657	14,580
Less: Interest	1,199	47	1,246
Present value of lease liabilities	$12,724	$610	$13,334

(1)	Of the $13.9 million future minimum operating lease commitments outstanding at December 31, 2019, $3.2 million relates to a lease for the Company's headquarters which expires in March 2023

(2)	The Company has an operating lease for the McCook Facility which expires in June 2022 and includes future minimum lease payments of $4.2 million

The Company's future minimum lease commitments, principally for facilities and equipment, as of December 31, 2018 were as follows:

	(Dollars in thousands)
Year ended December 31,	Operating Leases	Financing Lease	Capital Leases
2019	$2,574	$1,395	$201
2020	2,369	1,444	155
2021	2,349	1,493	91
2022	2,008	760	11
2023	1,130	—	—
Thereafter	374	—	—
Total	$10,804	$5,092	$458

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

(4)	Lease obligations classified as capital leases on December 31, 2018 were reclassified as financing leases under the new lease standard adopted on January 1, 2019

The weighted average lease terms and interest rates of the leases held by Lawson as of December 31, 2019 are as follows:

Lease Type	Weighted Average Term in Years	Weighted Average Interest Rate

Operating Leases	3.8	5.1%
Financing Leases	2.9	5.5%

The cash outflows of the leasing activity of Lawson as lessee for the year ending December 31, 2019 are as follows (Dollars in thousands):

Cash Flow Source	Classification	Amount

Operating cash flows from operating leases	Operating activities	$4,949
Operating cash flows from financing leases	Operating activities	30
Financing cash flows from financing leases	Financing activities	271

Subsequent to the adoption of ASC 842 in 2019 the Company recorded a non-cash transaction to establish $1.7 million of operating ROU assets, for which $1.7 million of operating lease liabilities were incurred. Also, in 2019 the Company recorded a non-cash transaction to establish $0.4 million of financing ROU assets, for which $0.4 million of financing lease liabilities were incurred.

Note 5 — Restricted Cash

The Company has agreed to maintain $0.8 million in a money market account as collateral for an outside party that is providing certain commercial card processing services for the Company. The Company is restricted from withdrawing this balance without the prior consent of the outside party during the term of the agreement.

Note 6 – Inventories, net

Inventories, net, consisting primarily of purchased goods which are offered for resale, were as follows:

	(Dollars in thousands)
	December 31,
	2019	2018
Inventories, gross	$60,500	$58,215
Reserve for obsolete and excess inventory	(4,595)	(5,328)
Inventories, net	$55,905	$52,887

Note 7 - Property, Plant and Equipment

Components of property, plant and equipment were as follows:

	(Dollars in thousands)
	December 31,
	2019	2018
Land	$2,625	$2,565
Buildings and improvements	15,356	16,858
Machinery and equipment	24,509	23,955
Capitalized software	22,136	21,738
Furniture and fixtures	5,673	5,884
Vehicles	155	190
McCook facility	—	12,961
Capital leases	—	684
Construction in progress	683	391
	71,137	85,226
Accumulated depreciation and amortization	(54,591)	(61,678)
	$16,546	$23,548

Assets relating to the McCook facility and capital leases are now accounted for as lease right of use assets. See Note 4 - Leases for transition to ASU 2016-02.

Note 8 - Goodwill

Goodwill activity related to acquisitions is included in the table below:

	(Dollars in thousands)
	December 31,
	2019	2018
Beginning balance	$20,079	$19,614
Impact of foreign exchange	854	(1,452)
Acquisition (1)	—	2,086
Adjustment to prior year allocation (2)	(10)	(169)
Ending balance	$20,923	$20,079

(1)	The $2.1 million addition to goodwill in 2018 was due to the allocation of costs to acquire Screw Products.

(2)	The reduction of $0.2 million in 2018 resulted from an adjustment to goodwill created by the Bolt acquisition in 2017.

Note 9 - Intangible assets

The gross carrying amount and accumulated amortization by intangible asset class were as follows:

	(Dollars in thousands)			(Dollars in thousands)
	December 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$8,422	$(2,020)	$6,402	$8,090	$(1,447)	$6,643
Customer relationships	7,337	(1,404)	5,933	7,114	(645)	6,469
	$15,759	$(3,424)	$12,335	$15,204	$(2,092)	$13,112

Amortization expense of $1.3 million and $0.9 million related to intangible assets was recorded in General and administrative expenses for 2019 and 2018, respectively. The estimated aggregate amortization expense for each of the next five years are as follows:

(Dollars in thousands)
Year	Amortization
2020	$1,495
2021	1,611
2022	1,406
2023	1,292
2024	1,196
Thereafter	5,335
$12,335

Note 10 – Income Taxes

Income from operations before income taxes consisted of the following:

	(Dollars in thousands)
	Year Ended December 31,
	2019	2018
United States	$5,418	$6,839
Canada	4,256	24
	$9,674	$6,863

Provision (benefit) for income taxes from operations for the years ended December 31, consisted of the following:

	(Dollars in thousands)
	Year Ended December 31,
	2019	2018
Current income tax expense:
U.S. state	$136	$165
Canada	291	257
Total	$427	$422
Deferred income tax expense (benefit):
U.S. federal	$2,012	$721
U.S. state	303	(464)
Canada	(289)	(30)
Total	$2,026	$227
Total income tax expense (benefit):
U.S. federal	$2,012	$721
U.S. state	439	(299)
Canada	2	227
Total	$2,453	$649

The reconciliation between the effective income tax rates and the statutory federal rates for operations are as follows:

	Year Ended December 31,
	2019	2018
Statutory Federal rate	21.0%	21.0%
Increase (decrease) resulting from:
Change in valuation allowance - current period activity	(4.5)	3.7
Change in valuation allowance - reversal	(13.6)	—
Capital loss	13.6	—
Stock compensation	(11.5)	(4.5)
Compensation deduction limitation	10.1	—
State and local taxes, net	4.5	4.7
Foreign income inclusion	3.1	(13.3)
Meals & entertainment	1.8	2.4
Change in uncertain tax positions	(1.0)	(1.4)
Provision to return differences	0.2	(9.3)
Foreign currency loss	—	2.5
Alternative minimum tax	—	1.4
Other items, net	1.7	2.3
Provision for income taxes	25.4%	9.5%

At December 31, 2019, the Company had $13.1 million of U.S. federal net operating loss carryforwards which are subject to expiration beginning in 2030 and $16.8 million of various state net operating loss carryforwards which expire at varying dates through 2034.

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
The Tax Cuts and Jobs Act was enacted into law on December 22, 2017. Subsequent to this, the Securities and Exchange Commission ("SEC") issued SAB 118 (Income Tax Accounting Implications of the Tax Cuts and Jobs Act) which allows registrants to record provisional amounts during a measurement period. The SAB allows a company to recognize provisional amounts when it does not have the necessary information prepared in reasonable detail to calculate the effect of the change in tax law. Per the SAB, a company should report provisional amounts when the accounting is not complete, but for which a reasonable estimate can be determined. Lawson included in its 2017 taxable income calculation a provisional amount of approximately $8.4 million representing previously untaxed foreign earnings and profits. The Company did not accrue any federal income tax on this amount as the company was able to utilize federal net operating losses to offset the income. The Company recently finalized the foreign earnings and profit calculation in conjunction with the finalization of the 2017 federal income tax return when all required necessary information was more readily available. A lower final foreign earnings and profits inclusion of $3.9 million resulted in a tax benefit which has a beneficial impact on the effective tax rate for the year ending December 31, 2018.

As a result of acquisitions completed in recent years, the Company recorded $20.9 million of tax deductible goodwill that may result in a tax benefit in future periods.

Deferred income tax assets and liabilities contain the following temporary differences:

	(Dollars in thousands)
	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforward	$7,786	$9,878
Compensation and benefits	9,947	9,598
Inventory reserve	1,589	1,769
Accounts receivable reserve	152	142
Lease assets	3,326	—
Capital loss carryforward	—	1,317
Other	146	457
Total deferred tax assets	22,946	23,161

Deferred tax liabilities:
Intangible assets	2,360	2,478
Lease liabilities	2,850	—
Property, plant and equipment	353	(20)
Other	625	303
Total deferred liabilities	6,188	2,761

Net deferred tax assets before valuation allowance	16,758	20,400
Valuation allowance	(1,235)	(2,569)

Net deferred tax assets	$15,523	$17,831

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	(Dollars in thousands)
	December 31,
	2019	2018
Balance at beginning of year	$3,612	$4,255
Additions for tax positions of current year	13	43
Additions for tax positions of prior years	121	85
Reductions for tax positions of prior year	(29)	(771)
Lapse of statute of limitations	(475)	—
Balance at end of year	$3,242	$3,612

The recognition of the unrecognized tax benefits would have a favorable effect on the effective tax rate. Due to the uncertainty of both timing and resolution of income tax examinations, the Company is unable to determine whether any amounts included in the December 31, 2019 balance of unrecognized tax benefits represent tax positions that could significantly change during the next twelve months. The unrecognized tax benefits are recorded as a component of Other liabilities in the Consolidated Balance Sheets. Interest and penalties related to unrecognized tax benefits are recorded as a component of income tax expense.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. As of December 31, 2019, the Company was subject to U.S. federal income tax examinations for the years 2016 through 2018 and income tax examinations from various other jurisdictions for the years 2012 through 2018.

Note 11 - Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	(Dollars in thousands)
	December 31,
	2019	2018

Accrued stock-based compensation (stock performance rights)	$14,908	$13,458
Accrued compensation	9,238	10,740
Accrued and withheld taxes, other than income taxes	4,387	1,674
Accrued profit sharing	916	899
Accrued severance	778	304
Deferred revenue	648	693
Accrued health benefits	578	614
Environmental remediation accrual	20	1,376
Financing lease obligation (1)	—	1,207
Other	7,838	9,214
	$39,311	$40,179

(1)	Liabilities relating to financing lease obligations are now accounted for as lease obligations. See Note 4 - Leases for transition to ASU 2016-02.

Note 12 – Credit Agreement

New Credit Agreement

In October, 2019, the Company entered into a Credit Agreement (the "Credit Agreement") with J.P. Morgan Chase Bank, N.A. as administrative agent, and including CIBC Bank USA and Bank of America, N.A. as other lenders. The Credit Agreement matures on October 11, 2024 and provides for $100.0 million of revolving commitments. The Credit Agreement allows borrowing capacity to increase to $150.0 million subject to meeting certain criteria and additional commitments from its lenders.

The Credit Agreement consists of borrowings as alternate base rate loans, Canadian prime rate loans, Eurodollar loans, and Canadian dollar offered rate loans as the Company requests. The applicable interest rate spread is determined by the type of borrowing used and the Total Net Leverage Ratio as of the most recent fiscal quarter as defined in the Credit Agreement.

The covenants associated with the Credit Agreement restrict the ability of the Company to, among other things: incur additional indebtedness and liens, make certain investments, merge or consolidate, engage in certain transactions such as the disposition of assets and sales-leaseback transactions, and make certain restricted cash payments such as dividends in excess of defined amounts contained within the Credit Agreement. In addition to these items and other customary terms and conditions, the Credit Agreement requires the Company to comply with certain financial covenants as follows:

a)    The Company is required to maintain an EBITDA to Fixed Charge Coverage Ratio of at least 1.15 to 1.00 for any period of four consecutive fiscal quarters ending on the last day of any fiscal quarter; and

b)    The Company is required to maintain a Total Net Leverage Ratio of no more than 3.25 to 1.00 on the last day of any fiscal quarter. The maximum Total Net Leverage Ratio will be allowed to increase to 3.75 to 1.00 after certain permitted acquisitions.

The Credit Agreement also includes events of default for, among others, non-payment of obligations under the Credit Agreement, change of control, cross default to other indebtedness in an aggregate amount in excess of $5.0 million, failure to comply with covenants, and insolvency.

At December 31, 2019, the Company had $2.3 million outstanding balance under its revolving line of credit facility and additional borrowing availability of $96.7 million. The carrying amount of the Company’s debt at December 31, 2019 approximates its fair value. The weighted average interest rate was 4.59% in 2019. The Company had $1.1 million of outstanding letters of credit as of December 31, 2019.

In addition to other customary representations, warranties and covenants, the results of the financial covenants are provided below:

Quarterly Financial Covenants	Requirement	Actual
EBITDA to fixed charges ratio	1.15 : 1.00	10.76 : 1.00
Total net leverage ratio	3.25 : 1.00	0.00 : 1.00

The Company was in compliance with all covenants as of December 31, 2019.

Previous Credit Agreements

Prior to October 2019, Lawson had a Loan and Security Agreement (“Loan Agreement”) with CIBC Bank USA which consisted of a $40.0 million revolving line of credit facility. The borrowing capacity of the Loan Agreement was subject to certain limitations including the amount of the Company's eligible accounts receivable and inventory value. The interest rate was based on the Prime rate or LIBOR and the Company's debt to EBITDA ratio. The Loan Agreement was secured by a first priority perfected security interest in substantially all existing assets of the Company. Dividends were restricted to amounts not to exceed $7.0 million annually.

Prior to October 2019, Bolt Supply had a Commitment Letter ("Commitment Letter") with BMO Bank of Montreal which allowed Bolt Supply to access up to $5.5 million Canadian dollars in the form of either an overdraft facility or as commercial letters of credit. The Commitment Letter was secured by substantially all of Bolt Supply’s assets and carried an interest rate based on the bank's prime rate.

The new Credit Agreement that was entered into in October 2019 replaced the Loan Agreement and the Commitment Letter. The Company was in compliance with all covenants associated with these agreements at the time of payoff.

Note 13 – Reserve for Severance

Severance costs are primarily related to management realignment and reorganization. The table below reflects the activity in the Company’s reserve for severance and related payments.

	(Dollars in thousands)
	Year Ended December 31,
	2019	2018
Beginning balance	$359	$483
Charged to earnings	1,756	849
Cash paid	(1,206)	(973)
Ending balance	$909	$359

The majority of remaining severance liabilities outstanding as of December 31, 2019 will be paid by the end of 2020, and are included in accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets.

Note 14 - Commitments and Contingencies

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

A remediation plan was approved by ADEM in 2018. The plan consists of chemical injections throughout the affected area, as well as subsequent monitoring of the area for three consecutive periods. The injection process was completed in the first quarter of 2019 and the environmental consulting firm is monitoring the affected area.

The Company made payments of $1.3 million in 2019 for services rendered by the environmental consulting firm. These payments were applied to the previously accrued environmental remediation liability. The Company believes the remaining environmental remediation liability classified within Accrued expenses and other liabilities on the accompanying Consolidated Balance Sheet, will be sufficient to cover the remaining cost of the plan. The Company does not expect to capitalize any amounts related to the remediation plan.

Note 15 - Retirement and Security Bonus Plans

The Company provides a 401(k) defined contribution plan to allow employees a pre-tax investment vehicle to save for retirement. The Company made contributions to the 401(k) plan of $3.2 million and $3.0 million for the years ended December 31, 2019 and 2018, respectively.

The Company provides a Deferred Profit Savings Plan ("DPSP") for certain Canadian employees and a Registered Retirement Savings Plan ("RRSP") for other Canadian employees. Both are deferred defined contribution retirement investment plans. The Company contributed $0.4 million and $0.3 million in 2019 and 2018, respectively.

The Company provides a profit sharing plan for certain sales, office and warehouse employees. The amounts of the Company’s annual contributions are determined annually by the Board of Directors. Expenses incurred for the profit sharing plan were $0.8 million and $0.7 million for the years ended December 31, 2019 and 2018, respectively.

The Company has a security bonus plan which was previously created for the benefit of its independent sales representatives, under the terms of which participants are credited with a percentage of their annual net commissions. The aggregate amounts credited to participants’ accounts vest 25% after five years, and an additional 5% vests each year thereafter upon qualification for the plan. On January 1, 2013, the Company converted all of its U.S. independent sales representatives to employees. The security bonuses for those converted employees continue to vest, but their accounts are no longer credited with a percentage of net commissions. For financial reporting purposes, amounts are charged to operations over the vesting period. Expenses incurred for the security bonus plan were $0.5 million and $0.6 million for the years ended December 31, 2019 and 2018, respectively. The security bonus plan is partially funded by a $6.8 million investment in the cash surrender value in life insurance of certain employees. Of the $12.0 million total liability, $0.2 million is classified as a current liability and the remaining $11.8 million is classified as long-term.

Note 16 – Stock-Based Compensation Plans

Plan Administration

The Company's Amended and Restated 2009 Equity Compensation Plan (“Equity Plan”) provides for the grant of nonqualified and incentive stock options, stock awards and stock units to officers and employees of the Company. The Equity Plan also provides for the grant of option rights and restricted stock to non-employee directors. As of December 31, 2019, the Company had approximately 279,000 shares of common stock still available under the Equity Plan. Non-employee directors are limited to grants of no more than 20,000 shares of common stock in any calendar year and other than non-employee directors are limited to grants of no more than 125,000 shares of common stock in any calendar year. The Equity Plan is administered by the Compensation Committee of the Board of Directors, or its designee, which as administrator of the plan, has the authority to select plan participants, grant awards, and determine the terms and conditions of the awards.

The Company also has a Stock Performance Rights Plan (“SPR Plan”) that provides for the issuance of Stock Performance Rights (“SPRs”) that allow non-employee directors, officers and key employees to receive cash awards, subject to certain restrictions, equal to the appreciation of the Company's common stock. The SPR Plan is administered by the Compensation Committee of the Board of Directors.

Stock Performance Rights

SPRs entitle the recipient to receive a cash payment equal to the excess of the market value of the Company's common stock over the SPR exercise price when the SPRs are surrendered. Expense, equal to the fair market value of the SPR at the date of grant and remeasured each reporting period, is recorded ratably over the vesting period. Compensation expense is included in General and administrative expense. The outstanding SPRs were granted with approximately a seven year life and vest over one to three years beginning on the first anniversary of the date of the grant.

On December 31, 2019, the SPRs outstanding were re-measured at fair value using the Black-Scholes valuation model. This model requires the input of subjective assumptions that may have a significant impact on the fair value estimate. The weighted-average estimated value of SPRs outstanding as of December 31, 2019 was $25.34 per SPR using the following assumptions:

Expected volatility	32.1% to 40.70%
Risk-free rate of return	1.6% to 1.7%
Expected term (in years)	0.5 to 4.5
Expected annual dividend	$0

The expected volatility was based on the historic volatility of the Company's stock price commensurate with the expected life of the SPR. The risk-free rate of return reflects the interest rate offered for zero coupon treasury bonds over the expected life of the SPR. The expected life represents the period of time that options granted are expected to be outstanding and was calculated using the simplified method allowed by the SEC, which approximates our historical experience. The estimated annual dividend was based on the recent dividend payout trend.

Compensation expenses of $14.9 million and $4.8 million were recorded in General and administrative expenses for the years ended December 31, 2019 and 2018, respectively. Cash in the amount of $13.4 million and $0.1 million was paid out for SPR exercises in 2019 and 2018, respectively. A liability of $14.9 million reflecting the estimated fair value of future pay-outs has been included as a component of Accrued expenses and other liabilities on the consolidated balance sheets.

Activity related to the Company’s SPRs during the year ended December 31, 2019 was as follows:

	Number of SPRs	Weighted Average Exercise Price
Outstanding on December 31, 2018	958,521	$19.75
Granted	26,825	30.78
Exercised	(379,567)	9.65
Cancelled	(5,918)	27.15
Outstanding on December 31, 2019	599,861	26.56

Exercisable on December 31, 2019	523,084	$26.50

The SPRs outstanding had an intrinsic value of $15.3 million as of December 31, 2019. Unrecognized compensation cost related to non-vested SPRs was $1.0 million at December 31, 2019, which will be recognized over a weighted average period of 1.2 years. During the year ended December 31, 2019, 47,779 SPRs with a fair value of $1.4 million vested. At December 31, 2019, the weighted average remaining contractual term was 3.0 years for all outstanding SPRs and 2.5 years for all exercisable SPRs.

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

Compensation expenses of $1.3 million and $1.4 million related to the RSAs were recorded in General and administrative expenses for 2019 and 2018, respectively. Activity related to the Company’s RSAs during the year ended December 31, 2019 was as follows:

Restricted Stock Awards
Outstanding on December 31, 2018	119,256
Granted	26,826
Exchanged for common shares	(47,493)
Forfeited	(7,680)
Outstanding on December 31, 2019	90,909

As of December 31, 2019, there was $0.8 million of total unrecognized compensation cost related to RSAs that will be recognized over a weighted average period of 1.0 year. The awards granted in 2019 had a weighted average grant date fair value of $36.68 per share.

Market Stock Units

Market Stock Units ("MSUs") are exchangeable for between 0% to 150% of the Company's common shares at the end of the vesting period based on the trailing 60 day average closing price of the Company's common stock. The value of the MSUs was determined using a geometric brownian motion model that, based on certain variables, generates a large number of random trials simulating the price of the common stock over the measurement period. Expenses of $1.2 million related to MSUs were recorded in General and administrative expenses in both of the years ended December 31, 2019 and 2018. Activity related to the Company’s MSUs during the year ended December 31, 2019 was as follows:

	Number of Market Stock Units	Maximum Shares Potentially Issuable
Outstanding on December 31, 2018	193,135	279,542
Granted	41,855	62,784
Exchanged for stock	(89,179)	(128,573)
Cancelled	(6,168)	(9,252)
Maximum vs. earned (1)	—	(26,383)
Outstanding on December 31, 2019	139,643	178,118

(1)	Difference between 150% of common stock that was potentially realizable for MSUs when originally granted and the actual amount of common stock that was earned on the vesting date.

Stock Options

Each stock option can be exchanged for one share of the Company’s common stock at the stated exercise price. Expense related to stock options was $0.1 million in both 2019 and 2018. Unrecognized compensation at December 31, 2019 was $0.1 million. Upon vesting, stock options are recognized as a component of equity. Activity related to stock options during the year ended December 31, 2019 was as follows:

	Number of Stock Options	Weighted average exercise price
Outstanding on December 31, 2018	83,471	27.14
Exercised	(2,372)	14.04
Forfeited	(1,099)	14.04
Outstanding on December 31, 2019	80,000	27.70

Note 17 – Segment Information

The Company operates in two separate reportable segments because of differences in the businesses financial characteristics and the methods they employ to deliver product to customers. The operating segments are reviewed by the Company’s chief operating decision maker responsible for reviewing operating performance and allocating resources. The Lawson segment primarily relies on its large network of sales representatives to visit the customer at the customers' location and produce sales orders for product that is then shipped to the customer and also provides VMI services. The Bolt segment primarily sells product to customers when the customers visit one of Bolt's 14 branch locations and the product is delivered to the customers at the point of sale. The Bolt segment total assets include the value of the acquired intangibles and the related amortization within its operating income.

Financial information for the Company's reportable segments follows:

	(Dollars in thousands)
	Year Ended December 31,
	2019	2018
Net sales
Lawson	$329,367	$313,095
Bolt	41,418	36,542
Consolidated total	$370,785	$349,637

Gross profit
Lawson	$181,567	$175,517
Bolt	15,787	14,023
Consolidated total	$197,354	$189,540

Operating Income
Lawson	$6,483	$7,500
Bolt	2,583	1,710
Consolidated total	9,066	9,210

Interest expense	(603)	(1,009)
Other income (expense), net	1,211	(1,338)
Income before income taxes	$9,674	$6,863

Capital expenditures
Lawson	$1,522	$1,907
Bolt	506	617
Consolidated total	$2,028	$2,524

Depreciation and amortization
Lawson	$4,757	$6,008
Bolt	1,136	847
Consolidated total	$5,893	$6,855

Total assets
Lawson	$168,803	$169,216
Bolt	44,174	36,067
Investment in Subsidiary	(8,548)	(8,141)
Consolidated total	$204,429	$197,142

Financial information related to the Company’s continuing operations by geographic area follows:

	(Dollars in Thousands)
	Year Ended December 31,
	2019	2018
Net sales (1)
United States	$295,675	$279,917
Canada	75,110	69,720
Consolidated total	$370,785	$349,637

Long-lived assets (2)
United States	$25,478	$25,539
Canada	35,849	31,507
Consolidated total	$61,327	$57,046

(1)    Net sales are attributed to countries based on the location of customers.

(2)    Long-lived assets primarily consist of property, plant and equipment, goodwill, intangibles, right of use assets and other assets.

Note 18 - Acquisitions

2019

The Company did not make any acquisitions in 2019.

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

The Company's Lawson operating segment includes revenues of approximately $2.6 million and $0.6 million from Screw Products in 2019 and 2018, respectively.

The following table contains unaudited pro forma net sales and net income for Lawson Products assuming the Screw Products acquisition closed on January 1, 2017.

	(Dollars in thousands)
	Year Ended December 31,
	2019	2018
Net Sales
Actual	$370,785	$349,637
Pro forma (unaudited)	$370,785	$351,916

Net income
Actual	$7,221	$6,214
Pro forma (unaudited)	$7,221	$6,674

The pro forma disclosures in the table above include adjustments for, amortization of intangible assets, interest expense, tax expenses and the impact of pro forma adjustments and acquisition costs to reflect results that are more representative of the combined results of the transactions as if the Screw Products acquisition closed on January 1, 2017. This pro forma information utilizes certain estimates, is presented for illustrative purposes only and may not be indicative of the results of operation that would have actually occurred. In addition, future results may vary significantly from the results reflected in the pro forma information. The unaudited pro forma financial information does not reflect the impact of future events that may occur after the acquisition, such as anticipated cost savings from operating synergies.

Note 19 – Stock Repurchase Program

In the second quarter of 2019, our Board of Directors authorized a program in which the Company may repurchase up to $7.5 million of the Company's common stock from time to time in open market transactions, privately negotiated transactions or by other methods. In 2019, the Company purchased 32,362 shares of common stock at an average purchase price of $38.13 under the repurchase program.

Lawson Products, Inc.
Schedule II -Valuation and Qualifying Accounts

The roll forward of valuation accounts were as follows:

	(Dollars in thousands)
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Allowance for doubtful accounts: (1)
Year ended December 31, 2019	$549	$623	$(579)	$593
Year ended December 31, 2018	$476	$695	$(622)	$549

Valuation allowance for deferred tax assets:
Year ended December 31, 2019	$2,569	$—	$(1,334)	$1,235
Year ended December 31, 2018	$2,556	$13	$—	$2,569

(1)	Deductions reflect uncollected receivables written off, net of recoveries and translation adjustments.

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

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019.  In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission “Internal Control – Integrated Framework” (2013).  Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019. The Company’s independent registered public accounting firm, BDO USA, LLP, has audited and issued a report on the Company’s internal controls over financial reporting as set forth in this annual report.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Lawson Products, Inc.
Chicago, Illinois
Opinion on Internal Control over Financial Reporting
We have audited Lawson Products, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2019 and 2018, the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the accompanying index and our report dated February 27, 2020 expressed an unqualified opinion thereon.
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

Chicago, Illinois
February 27, 2020

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

a.    Directors

The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2020, under the caption “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.

b.    Executive Officers

The information required by this Item is set forth under the caption Item 1 — Business under “Executive Officers of the Registrant.”

c.    Audit Committee

Information on the Company’s Audit Committee is contained under the caption “Board of Directors Meetings and Committees” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2020, which is incorporated herein by reference.

The Board of Directors has determined that Lee Hillman, member of the Audit Committee of the Board of Directors, qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, and that Mr. Hillman is “independent” as the term is defined in the listing standards of the NASDAQ Global Select Market.

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

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2020, under the caption “Remuneration of Executive Officers,” which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2020 under the caption “Securities Beneficially Owned by Principal Stockholders and Management” which information is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2019 regarding the number of shares of common stock that were available for issuance under the Company’s equity compensation plans which are described in greater detail in Note 16 in the Consolidated Financial Statements.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (1) (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	349,027	$27.70	279,407
Equity compensation plans not approved by security holders	—	—	—
Total	349,027	$27.70	279,407

(1)	Includes potential common stock issuance of 90,909 from restricted stock awards, 178,118 from market stock units and 80,000 from stock options.

(2)	Weighted-average exercise price of 80,000 stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2020 under the caption “Election of Directors” and “Certain Relationships and Related Transactions” which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required under this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2020 under the caption “Fees Paid to Independent Auditors” which information is incorporated herein by reference.

Lawson Products, Inc.
Notes to Consolidated Financial Statements

PART IV

ITEM 15. EXHIBITS,  FINANCIAL STATEMENT SCHEDULES.

(a)    (1)    See Index to Financial Statements in Item 8 on page 22.

(2)    See Schedule II in Item 8 on page 50.

(3)    Exhibits:

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation of the Company, as amended, incorporated herein by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.
3.2	Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated October 20, 2009.
4.1	Description of common stock.
10.1*	Amended and Restated Executive Deferral Plan, incorporated herein by reference from Exhibit 10(c)(7) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
10.2*	Lawson Products, Inc. Stock Performance Plan, incorporated herein by reference from Exhibit 10(c)(8) to the Company’' Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
10.3*	Form Letter regarding Stock Performance Rights, incorporated by reference to Exhibit 10(c)(16) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
10.4*	Lawson Products, Inc. Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 13, 2008.
10.5*	Form of Indemnification Agreement for Directors and Officers incorporated herein by reference to Exhibit 10.01 to the Company's Current Report on Form 8-K dated September 15, 2008.
10.6*	Form of Amended and Restated Award Agreement, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated February 12, 2009.
10.7*	Lawson Products, Inc. 2009 Equity Compensation Plan, incorporated by reference to Appendix A to the Company's Proxy Statement on Schedule 14A Information dated November 4, 2009.
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

10.10	Agreement of Lease dated June 30, 2014 between the Company and KTR Property Trust III incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 30, 2014.
10.11*
Change in Control Agreement effective October 16, 2015 by and between the Company and Shane McCarthy, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 16, 2015.

Lawson Products, Inc.
Notes to Consolidated Financial Statements

10.12 *
Employment Agreement dated as of August 14, 2017 by and between Lawson Products, Inc., an Illinois corporation, and Michael G. DeCata, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 14, 2017.

10.13 *
Award Agreement dated as of August 14, 2017 by and between Lawson Products, Inc., an Illinois corporation, and Michael G. DeCata, incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated August 14, 2017.

10.14*
Amendment No. 1 to the Amended and Restated Lawson Products, Inc. 2009 Equity Compensation Plan incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 11, 2018.

10.15*
Amendment No.1 to the Award Agreement entered into on April 11, 2018 between the Company and Michael G. DeCata, incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated April 11, 2018.

10.16*
Amended and Restated Stock Award Agreement entered into on April 11, 2018 between the Company and Michael G. DeCata, incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated April 11, 2018.

10.17*
Award Agreement entered into on April 11, 2018 between the Company and Michael G. DeCata, incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated April 11, 2018.

10.18*
Amendment No.1 to the Employment Agreement entered into on April 11, 2018 between the Company and Michael G. DeCata, incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated April 11, 2018.

10.19*
Lawson Products, Inc. 2009 Equity Compensation Plan (as Amended and Restated Effective May 14, 2019), incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 3, 2019.

10.20*
First Amendment to the Lawson Products, Inc. 2009 Equity compensation Plan (as Amended and Restated Effective May 14, 2019), incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated May 3, 2019.

10.21
Credit Agreement dated October 11, 2019 among the Company and JP Morgan Chase Bank, N.A. as administrative agent, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 11, 2019.

Lawson Products, Inc.
Notes to Consolidated Financial Statements

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

LAWSON PRODUCTS, INC

By:	/s/ Michael G. DeCata

Michael G. DeCata
President, Chief Executive Officer and Director
(principal executive officer)

	Date:	February 27, 2020

By:	/s/ Ronald J. Knutson

Ronald J. Knutson
Executive Vice President, Chief Financial Officer, Treasurer and Controller
(principal financial and accounting officer)

	Date:	February 27, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below this twenty-seventh day of February, 2020, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title
/s/ Andrew B. Albert	Director
Andrew B. Albert
/s/ I. Steven Edelson	Director
I. Steven Edelson
/s/ Lee S. Hillman	Director
Lee S. Hillman
/s/ J. Bryan King	Director
J. Bryan King
/s/ Charles D. Hale	Director
Charles D. Hale
/s/ Mark F. Moon	Director
Mark F. Moon