Form 10-Q
period 2020-03-31
LAWSON PRODUCTS INC/NEW/DE/
filed 2020-04-30
CIK 703604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 OR 15(d) of the Securities Exchange Act of 1934
For quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, $1 par value, as of April 15, 2020 was 8,996,267.

“Safe Harbor” Statement under the Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms “may,” “should,” “could,” “anticipate,” “believe,” “continues,” “estimate,” “expect,” “intend,” “objective,” “plan,” “potential,” “project” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions or beliefs and are subject to a number of factors, assumptions and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include:

•	the effect of the COVID-19 virus on the overall economy, demand for our products, our workforce, our supply chain and operating results;

•	the effect of general economic and market conditions;

•	the ability to generate sufficient cash to fund our operating requirements;

•	the ability to meet the covenant requirements of our lines of credit;

•	the market price of our common stock may decline;

•	inventory obsolescence;

•	work stoppages and other disruptions at transportation centers or shipping ports;

•	changing customer demand and product mixes;

•	increases in energy costs, tariffs and the cost of raw materials, including commodity prices;

•	decreases in demand from oil and gas customers due to lower oil prices;

•	disruptions of our information and communication systems;

•	cyber attacks or other information security breaches;

•	failure to recruit, integrate and retain a talented workforce including productive sales representatives;

•	the inability to successfully make or integrate acquisitions into the organization;

•	foreign currency fluctuations

•	failure to manage change within the organization;

•	highly competitive market;

•	changes that affect governmental and other tax-supported entities;

•	violations of environmental protection or other governmental regulations;

•	negative changes related to tax matters;

•	Luther King Capital's significant influence over the Company given its ownership percentage; and

•
all other factors discussed in the Company’s “Risk Factors” set forth in its Annual Report on Form 10-K for the year ended December 31, 2019 and in this Quarterly Report on Form 10-Q for the period ended March 31, 2020.

The Company undertakes no obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
Lawson Products, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share data)

	March 31,	December 31,
	2020	2019
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$4,095	$5,495
Restricted cash	802	802
Accounts receivable, less allowance for doubtful accounts of $793 and $593, respectively	41,406	38,843
Inventories, net	56,182	55,905
Miscellaneous receivables and prepaid expenses	6,674	5,377
Total current assets	109,159	106,422

Property, plant and equipment, net	15,662	16,546
Deferred income taxes	18,525	21,711
Goodwill	19,555	20,923
Cash value of life insurance	13,808	14,969
Intangible assets, net	11,276	12,335
Right of use assets	10,178	11,246
Other assets	252	277
Total assets	$198,415	$204,429

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,730	$13,789
Lease obligation	3,825	3,830
Accrued expenses and other liabilities	18,960	39,311
Total current liabilities	36,515	56,930

Revolving line of credit	10,460	2,271
Security bonus plan	11,677	11,840
Lease obligation	8,331	9,504
Deferred compensation	5,327	6,370
Deferred tax liability	5,994	6,188
Other liabilities	3,376	3,325
Total liabilities	81,680	96,428

Stockholders’ equity:
Preferred stock, $1 par value:
Authorized - 500,000 shares, Issued and outstanding — None	—	—
Common stock, $1 par value:
Authorized - 35,000,000 shares Issued - 9,190,171 shares Outstanding - 8,996,267 and 9,043,771 shares, respectively	9,190	9,190
Capital in excess of par value	18,528	18,077
Retained earnings	99,029	86,496
Treasury stock – 193,904 and 146,400 shares, respectively	(7,517)	(5,761)
Accumulated other comprehensive loss	(2,495)	(1)
Total stockholders’ equity	116,735	108,001
Total liabilities and stockholders’ equity	$198,415	$204,429

See notes to condensed consolidated financial statements.

Lawson Products, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2020	2019

Product revenue	$81,335	$81,915
Service revenue	9,700	9,428
Total revenue	91,035	91,343

Product cost of goods sold	37,805	38,007
Service costs	4,309	4,413
Gross profit	48,921	48,923

Operating expenses:
Selling expenses	19,984	21,742
General and administrative expenses	10,299	21,637
Operating expenses	30,283	43,379
Operating income	18,638	5,544

Interest expense	(115)	(197)
Other income (expense), net	(1,111)	472

Income before income taxes	17,412	5,819
Income tax expense	4,879	1,673

Net income	$12,533	$4,146

Basic income per share of common stock	$1.39	$0.46

Diluted income per share of common stock	$1.34	$0.44

Weighted average shares outstanding:
Basic weighted average shares outstanding	9,032	8,962
Effect of dilutive securities outstanding	302	355
Diluted weighted average shares outstanding	9,334	9,317

Comprehensive income:
Net income	$12,533	$4,146
Other comprehensive income (expense), net of tax
Adjustment for foreign currency translation	(2,494)	675
Net comprehensive income	$10,039	$4,821

See notes to condensed consolidated financial statements.

Lawson Products, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands)
(Unaudited)

	Common Stock		Capital in Excess of Par Value			Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Outstanding Shares	$1 Par Value		Retained Earnings	Treasury Stock
Balance at January 1, 2020	9,043,771	$9,190	$18,077	$86,496	$(5,761)	$(1)	$108,001
Net income	—	—	—	12,533	—	—	12,533
Treasury shares repurchased	(47,504)	—	—	—	(1,756)	—	(1,756)
Adjustment for foreign currency translation	—	—	—	—	—	(2,494)	(2,494)
Stock-based compensation	—	—	451	—	—	—	451
Balance at March 31, 2020	8,996,267	$9,190	$18,528	$99,029	$(7,517)	$(2,495)	$116,735

	Common Stock		Capital in Excess of Par Value			Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Outstanding Shares	$1 Par Value		Retained Earnings	Treasury Stock
Balance at January 1, 2019	8,955,930	$9,006	$15,623	$77,338	$(1,234)	$(1,560)	$99,173

Change in accounting principle (1)	—	—	—	1,937	—	—	1,937
Net income	—	—	—	4,146	—	—	4,146
Adjustment for foreign currency translation	—	—	—	—	—	675	675
Stock-based compensation	—	—	666	—	—	—	666
Shares issued	6,520	6	(6)	—	—	—	—
Balance at March 31, 2019	8,962,450	$9,012	$16,283	$83,421	$(1,234)	$(885)	$106,597

(1)	The Company adopted the ASC No.842, Leases (ASC 842) on January 1, 2019 using the modified retrospective approach.

See notes to condensed consolidated financial statements.

Lawson Products, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019

Operating activities:
Net income	$12,533	$4,146

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,509	1,478
Stock-based compensation	(10,700)	408
Deferred income taxes	3,196	1,427
Changes in operating assets and liabilities:
Accounts receivable	(3,528)	(6,273)
Inventories	(1,500)	(643)
Prepaid expenses and other assets	(223)	(2,314)
Accounts payable and other liabilities	(8,486)	(8,863)
Other	311	133
Net cash used in operating activities	$(6,888)	$(10,501)

Investing activities:
Purchases of property, plant and equipment	$(551)	$(248)
Net cash used in investing activities	$(551)	$(248)

Financing activities:
Net proceeds from the revolving line of credit	$8,189	$2,308
Repurchase treasury shares	(1,756)	—
Payment of financing lease principal	(67)	(52)
Net cash provided by financing activities	$6,366	$2,256

Effect of exchange rate changes on cash and cash equivalents	$(327)	$213

Decrease in cash, cash equivalents and restricted cash	(1,400)	(8,280)

Cash, cash equivalents and restricted cash at beginning of period	6,297	12,683

Cash, cash equivalents and restricted cash at end of period	$4,897	$4,403

Cash and cash equivalents	$4,095	$3,603
Restricted cash	802	800
Cash, cash equivalents and restricted cash	$4,897	$4,403

Supplemental disclosure of cash flow information
Net cash paid for income taxes	$198	$99
Net cash paid for interest	147	167

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Lawson Products, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. In the opinion of the Company, all normal recurring adjustments have been made that are necessary to present fairly the results of operations for the interim periods. Operating results for the three month period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

The Company has two operating segments. The first segment, the Lawson operating segment, distributes maintenance, repair and operations ("MRO") products to customers primarily through a network of sales representatives offering vendor managed inventory ("VMI") service to customers throughout the United States and Canada. The second segment, The Bolt Supply House Ltd. ("Bolt Supply") operating segment, distributes MRO products primarily through its branches located in Western Canada. Bolt Supply had 14 branches in operation at the end of the first quarter 2020.

Note 2 - Revenue Recognition

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

The Lawson segment offers a vendor managed inventory ("VMI") service proposition to its customers. A portion of these services, primarily related to stocking of product and maintenance of the MRO inventory, is provided a short period of time after control of the purchased product has been transferred to the customer. Since some components of VMI service have not been provided at the time the control of the product transfers to the customer, that portion of expected consideration is deferred until the time that those services have been provided.

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

At March 31, 2020, the Company had a deferred revenue liability of $0.7 million and a deferred expense of $0.3 million for related expenses associated with the deferred service performance obligations, respectively. The deferral of revenue and expenses does not affect the amount, timing and any uncertainty of cash flows generated from operations.

Disaggregated revenue by geographic area follows:

	(Dollars in thousands)
	Three Months Ended March 31,
	2020	2019

United States	$73,584	$74,048
Canada	17,451	17,295
Consolidated total	$91,035	$91,343

Disaggregated revenue by product type follows:

	Three Months Ended March 31,
	2020	2019

Fastening Systems	22.8%	23.5%
Fluid Power	14.2%	15.2%
Cutting Tools and Abrasives	13.3%	13.3%
Specialty Chemicals	11.2%	11.3%
Electrical	10.8%	11.5%
Aftermarket Automotive Supplies	8.2%	8.4%
Safety	6.3%	4.6%
Welding and Metal Repair	1.4%	1.7%
Other	11.8%	10.5%
Consolidated Total	100.0%	100.0%

Note 3 — Restricted Cash

The Company has agreed to maintain $0.8 million in a money market account as collateral for an outside party that is providing certain commercial card processing services for the Company. The Company is restricted from withdrawing this balance without the prior consent of the outside party during the term of the agreement.

Note 4 — Inventories, Net

Inventories, net, consisting primarily of purchased goods which are offered for resale, were as follows:

	(Dollars in thousands)
	March 31, 2020	December 31, 2019
Inventories, gross	$60,668	$60,500
Reserve for obsolete and excess inventory	(4,486)	(4,595)
Inventories, net	$56,182	$55,905

Note 5 - Goodwill

Goodwill activity for the first three months of 2020 and 2019 is included in the table below:

	(Dollars in thousands)
	Three Months Ended March 31,
	2020	2019
Beginning balance	$20,923	$20,079
Impact of foreign exchange	(1,368)	372
Ending balance	$19,555	$20,451

The Company identified an impairment "trigger event" for both the Lawson and Bolt reporting units as of March 31, 2020 due to adverse changes in the business climate related to COVID-19.

The quantitative impairment test determined that the Bolt reporting unit's fair value exceeded its carrying value by less than 10%. As of March 31, 2020 goodwill allocated to the Bolt reporting unit was $12.4 million.

Although the Company believes the projected future operating results and cash flows and related estimates regarding fair values were based on reasonable assumptions, it is reasonably possible that estimates made may be materially and adversely impacted in the near term as a result of the COVID-19 pandemic, including impairment losses related to goodwill.

Note 6 - Intangible Assets

The gross carrying amount and accumulated amortization by intangible asset class were as follows:

	(Dollars in thousands)
	March 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$7,890	$(2,067)	$5,823	$8,422	$(2,020)	$6,402
Customer relationships	6,980	(1,527)	5,453	7,337	(1,404)	5,933
	$14,870	$(3,594)	$11,276	$15,759	$(3,424)	$12,335

Amortization expense of $0.3 million related to intangible assets was recorded in General and administrative expenses for the three months ended March 31, 2020 and 2019, respectively.

The Company identified an impairment "trigger event" as of March 31, 2020 due to adverse changes in the business climate related to COVID-19. In accordance with ASC 350, the Company tested the definite life intangible assets and determined that the undiscounted future cash flows exceeded the net carrying value of the intangible assets.

Note 7 - Leases

The Company leases property used for distribution centers, office space, and Bolt branch locations throughout the US and Canada, along with various equipment located in distribution centers and corporate headquarters. The Company is also a lessor of its Decatur, Alabama property previously used in conjunction with a discontinued operation.

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

The expenses and income generated by the leasing activity of Lawson as lessee for the three months ending March 31, 2020 and 2019 are as follows (Dollars in thousands):

		Three Months Ended March 31,
Lease Type	Classification	2020	2019

Consolidated Operating Lease Expense (1)	Operating expenses	$1,187	$1,195

Consolidated Financing Lease Amortization	Operating expenses	52	48
Consolidated Financing Lease Interest	Interest expense	7	6
Consolidated Financing Lease Expense		59	54

Sublease Income (2)	Operating expenses	—	(80)
Net Lease Cost		$1,246	$1,169

(1) Includes short term lease expense, which is immaterial
(2) Sublease income from sublease of a portion of the Company headquarters. The sublease was terminated in June 2019 and the Company has no other subleases.

The value of the net assets and liabilities generated by the leasing activity of Lawson as lessee as of March 31, 2020 and December 31, 2019 are as follows (Dollars in thousands):

	March 31,	December 31,
Lease Type	2020	2019

Total ROU operating lease assets (1)	$9,573	$10,592
Total ROU financing lease assets (2)	605	654
Total lease assets	$10,178	$11,246

Total current operating lease obligation	$3,580	$3,591
Total current financing lease obligation	245	239
Total current lease obligations	$3,825	$3,830

Total long term operating lease obligation	$8,021	$9,133
Total long term financing lease obligation	310	371
Total long term lease obligation	$8,331	$9,504

(1) Operating lease assets are recorded net of accumulated amortization of $3.9 million and $2.8 million as of March 31, 2020 and December 31, 2019, respectively
(2) Financing lease assets are recorded net of accumulated amortization of $0.3 million and $0.2 million as of March 31, 2020 and December 31, 2019, respectively

The value of the lease liabilities generated by the leasing activities of Lawson as lessee as of March 31, 2020 were as follows (Dollars in thousands):

Maturity Date of Lease Liabilities	Operating Leases	Financing Leases	Total

Year one	$4,069	$268	$4,337
Year two	4,081	174	4,255
Year three	2,612	110	2,722
Year four	1,055	43	1,098
Year five	240	—	240
Subsequent years	517	—	517
Total lease payments	12,574	595	13,169
Less: Interest	973	40	1,013
Present value of lease liabilities	$11,601	$555	$12,156

(1)	Minimum lease payments exclude payments to landlord for real estate taxes and common area maintenance of $0.2 million

The weighted average lease terms and interest rates of the leases held by Lawson as of March 31, 2020 are as follows:

Lease Type	Weighted Average Term in Years	Weighted Average Interest Rate

Operating Leases	3.5	5.1%
Financing Leases	2.7	5.4%

The cash outflows of the leasing activity of Lawson as lessee for the three months ending March 31, 2020 are as follows (Dollars in thousands):

Cash Flow Source	Classification	Amount

Operating cash flows from operating leases	Operating activities	$992
Operating cash flows from financing leases	Operating activities	7
Financing cash flows from financing leases	Financing activities	67

Note 8 — Credit Agreement

In the fourth quarter of 2019, the Company entered into a five-year credit agreement led by J.P. Morgan Chase Bank N.A, as administrative agent, and including CIBC Bank USA and Bank of America, N.A. as other lenders. The credit agreement matures on October 11, 2024 and provides for $100.0 million of revolving commitments. The credit agreement allows borrowing capacity to increase to $150.0 million subject to meeting certain criteria and additional commitments from its lenders.

The Credit Agreement consists of borrowings as alternate base rate loans, Canadian prime rate loans, Eurodollar loans, and Canadian dollar offered rate loans as the Company requests. The applicable interest rate spread is determined by the type of borrowing used and the Total Net Leverage Ratio as of the most recent fiscal quarter as defined in the Credit Agreement.

At March 31, 2020, the Company had $10.5 million of borrowings and had $87.5 million of credit availability remaining, net of outstanding letters of credit. The weighted average interest rate was 4.04% for the three months ended March 31, 2020.

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

In addition to other customary representations, warranties and covenants, the results of the financial covenants are provided below:

Quarterly Financial Covenants	Requirement	Actual
EBITDA to fixed charges ratio	1.15 : 1.00	7.13 : 1.00
Total net leverage ratio	3.25 : 1.00	0.19 : 1.00

As of March 31, 2020, the Company was in compliance with its required debt covenants.

Note 9 - Stock Repurchase Program

In the second quarter of 2019, the Board of Directors authorized a program in which the Company may repurchase up to $7.5 million of the Company's common stock from time to time in open market transactions, privately negotiated transactions or by other methods. In the first quarter of 2020 the Company purchased 47,504 shares of common stock at an average purchase price of $36.93 under the repurchase program.

Note 10 — Severance Reserve

Changes in the Company’s reserve for severance as of March 31, 2020 and 2019 were as follows:

	(Dollars in thousands)
	Three Months Ended March 31,
	2020	2019
Balance at beginning of period	$909	$359
Charged to earnings	7	27
Payments	(365)	(123)
Balance at end of period	$551	$263

Note 11 — Stock-Based Compensation

The Company recorded a stock-based compensation benefit of $10.7 million and expense of $0.4 million for the first three months of 2020 and 2019, respectively. The majority of the stock-based compensation benefit is related to the change in the market value of the Company's common stock. The accrued liability for previously issued Stock Performance Rights ("SPRs") decreased from $14.9 million on December 31, 2019 to $3.7 million on March 31, 2020 primarily due to the change in the market value of the Company's common stock. A summary of stock-based awards issued during the three months ended March 31, 2020 follows:

Restricted Stock Units ("RSUs")

The Company issued 6,847 RSUs to key employees that cliff vest on December 31, 2022. The Company issued 2,500 RSUs to an executive that cliff vest on March 2, 2023 and 3,000 RSUs that cliff vest of March 9, 2023. Each RSU is exchangeable for one share of the Company's common stock at the end of the vesting period.

Market Stock Units ("MSUs")

The Company issued 22,284 MSUs to key employees that cliff vest on December 31, 2022. MSUs are exchangeable for the Company's common stock at the end of the vesting period. The number of shares of common stock that will be issued upon vesting, ranging from zero to 33,426 shares, will be determined based upon the trailing sixty-day average closing price of the Company's common stock on December 31, 2022.

Performance Awards ("PAs")

The Company issued 10,852 PAs to key employees that cliff vest on December 31, 2022. PAs are exchangeable for the Company's common stock ranging from zero to 16,278 shares, or the equivalent amount in cash, based upon the achievement of certain financial performance metrics.

Note 12 — Income Taxes

The Company recorded income tax expense of $4.9 million, a 28.0% effective tax rate, for the three months ended March 31, 2020. The effective tax rate is higher than the U.S. statutory rate due primarily to state taxes and the recording of reserves for uncertain tax positions. Income tax expense of $1.7 million, a 28.8% effective tax rate, was recorded for the three months ended March 31, 2019, which also was higher than the U.S. Statutory rate due primarily to state taxes, income in higher tax jurisdictions and an inclusion for global intangible low taxed income. Cash paid for income taxes was $0.2 million and $0.1 million in the first three months of 2020 and 2019, respectively.

The Company and its subsidiaries are subject to U.S. Federal income tax, as well as income tax of multiple state and foreign jurisdictions. As of March 31, 2020, the Company is subject to U.S. Federal income tax examinations for the years 2016 through 2018 and income tax examinations from various other jurisdictions for the years 2012 through 2018.

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

The remediation plan was approved by ADEM in 2018. The plan consists of chemical injections throughout the affected area, as well as subsequent monitoring of the area for three consecutive periods. The injection process was completed in the first quarter of 2019 and the environmental consulting firm is monitoring the affected area. The Company believes the minimal remaining environmental remediation liability, classified within Accrued expenses and other liabilities on the accompanying Consolidated Balance Sheet, will be sufficient to cover the remaining cost of the plan.

Note 14 – Segment Information

The Company operates in two reportable segments. The businesses have been determined to be separate reportable segments because of differences in their financial characteristics and the methods they employ to deliver product to customers. The operating segments are reviewed by the Company’s chief operating decision maker responsible for reviewing operating performance and allocating resources. The Lawson segment primarily relies on its large network of sales representatives to visit the customer at the customers' work location and provide VMI service and produce sales orders for product that is then shipped to the customer. The Bolt Supply segment primarily sells product to customers through its branch locations. Bolt Supply had 14 branches in operation at the end of the first quarter of 2020.

Financial information for the Company's reportable segments follows:

	(Dollars in thousands)
	Three Months Ended March 31,
	2020	2019
Revenue
Lawson product revenue	$71,791	$73,039
Lawson service revenue	9,700	9,428
Total Lawson revenue	81,491	82,467
Bolt Supply	9,544	8,876
Consolidated total	$91,035	$91,343

Gross profit
Lawson product gross profit	$39,729	$40,604
Lawson service gross profit	5,391	5,015
Total Lawson gross profit	45,120	45,619
Bolt Supply	3,801	3,304
Consolidated total	$48,921	$48,923

Operating income
Lawson	$18,094	$5,458
Bolt Supply	544	86
Consolidated total	18,638	5,544
Interest expense	(115)	(197)
Other income (expense), net	(1,111)	472
Income before income taxes	$17,412	$5,819

Note 15 - COVID-19 Risks and Uncertainties

In March 2020, the World Health Organization classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 pandemic has yet to be realized as of the date of this report. There is substantial uncertainty as to the overall effect the pandemic will have on the results of the Company for the rest of 2020 and beyond. Various events related to COVID-19 have resulted in lost revenue to our Company, limitations on our ability to source high demand products, limitations on our sales force to perform certain functions due to state or federal stay-at-home orders, slow-down of customer demand for our products and limitations of some customers to pay us on a timely basis.

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security (CARES) Act to provide certain relief as a result of the COVID-19 outbreak. The Company has elected to defer the employer side social security payments in accordance with the CARES Act. The Company is currently evaluating how these provisions in the CARES Act will impact its financial position, results of operations and cash flows.

In the first quarter of 2020, the government of the state of Illinois defined essential businesses, allowing Lawson to operate during the pandemic. A change in this status could result in the temporary closure of our business. Additionally the COVID-19 pandemic could result in a temporary closure of any or all of our distribution facilities or the Bolt branch locations, which would negatively impact our operations. Other disruptions to our supply chain such as reduced capacity or temporary shutdowns of freight carriers could also negatively impact Company performance. The pandemic is negatively impacting sales and operations currently and may negatively impact future financial results, liquidity and overall performance of the Company. Additionally, it is reasonably possible that estimates made in the financial statements may be materially and adversely impacted in the near term as a result of these conditions, including delay in payment of receivables, impairment losses related to goodwill and other long-lived assets, and inability to utilize deferred tax assets.

The Lawson MRO business model relies upon customer interaction as well as a consistent schedule of onsite visits by our sales reps to customer locations. The Bolt business model relies on foot traffic in its branch locations. The onset of the COVID-19 pandemic, as well as social distancing guidelines and government mandated shelter in place orders, have negatively impacted our business.

The Company has taken several steps to mitigate the potential negative impacts of COVID-19. Lawson sales representatives continue to reach out to all customers with a portion via phone, fax and internet-based communications. Bolt branches remain open and are offering curbside pickup for customer orders to maintain social distancing. Our sales team and finance team continue to monitor our customers' liquidity and receivables balances, as well as monitor customers who have reduced hours of operation or have shut down temporarily. Management continues to be in contact with current suppliers and is reaching out to additional suppliers to ensure that orders for inventory are fulfilled in a timely manner.

The Company continues to monitor its balance sheet and liquidity position and is taking actions to protect cash flows from operations. At March 31, 2020, the Company had $4.1 million of cash and cash equivalents and an additional $87.5 million of borrowing capacity under its committed credit facility and a similar amount available as of the date of this report. During April 2020, the Company has taken numerous actions, including, but not limited to furloughing approximately 100 employees, reducing salaries, canceling travel and award trips, consolidating its Suwanee distribution center operations into the McCook facility, and eliminating non-critical capital expenditures.

The Company is closely monitoring the operating environment and will take all necessary actions to ensure safety for our employees, customers and suppliers while continuing to meet its working capital needs and remain in compliance with its debt covenants.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Maintenance, Repair and Operations ("MRO") distribution industry is highly fragmented. We compete for business with several national distributors as well as a large number of regional and local distributors. The MRO business is significantly impacted by the overall strength of the manufacturing sector of the U.S. economy. One measure used to evaluate the strength of the industrial products market is the PMI index published by the Institute for Supply Management, which is considered by many economists to be a reliable near-term economic barometer of the manufacturing sector. A measure above 50 generally indicates expansion of the manufacturing sector while a measure below 50 generally represents contraction. The average monthly PMI was 50.0 in the first quarter of 2020 compared to 55.4 in the first quarter of 2019, indicating a flat rate of growth in the U.S. manufacturing economy in the first quarter of 2020 compared to an expansion in the U.S. manufacturing economy a year ago.

Our sales are also affected by the number of sales representatives and their productivity. Our sales force increased to an average of 998 sales representatives in the first quarter of 2020 from 991 sales representatives during the first quarter of 2019. Our Lawson segment sales representative productivity, measured as sales per rep per day, decreased 3.1% to $1,268 in the first quarter of 2020 from $1,308 in the first quarter of 2019.

COVID-19 Pandemic

In March 2020, the World Health Organization declared a new strain of coronavirus (“COVID-19”) a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility in financial markets. There is substantial uncertainty as to the overall effect the pandemic will have on the results of the Company for the rest of 2020 and beyond. Various events related to COVID-19 have resulted in lost revenue to our Company, limitations on our ability to source high demand products, limitations on our sales force to perform certain functions due to state or federal stay-at-home orders, slow-down of customer demand for our products and limitations of some customers to pay us on a timely basis.

In the first quarter of 2020, the government of the state of Illinois defined essential businesses, allowing Lawson to operate during the pandemic. A change in this status could result in the temporary closure of our business. Additionally the COVID-19 pandemic could result in a temporary closure of any or all of our distribution facilities or the Bolt branch locations, which would negatively impact our operations. Other disruptions to our supply chain such as reduced capacity or temporary shutdowns of freight carriers could also negatively impact Company performance. The pandemic is negatively impacting sales and operations currently and may negatively impact future financial results, liquidity and overall performance of the Company.

Our MRO business model relies upon customer interaction as well as a consistent schedule of onsite visits by our sales reps to customer locations in order to generate sales, provide vendor managed inventory services and maintain relationships with customers. Our Bolt Supply business model relies on foot traffic in its branch locations and the ability of customers to visit these locations. The onset of the COVID-19 pandemic, as well as social distancing guidelines and government mandated shelter in place orders, have negatively impacted our business. It is unknown at this time how long these circumstances will exist, when the restrictions will be relaxed, and if these restrictions will be reintroduced at a future date. The pandemic is negatively impacting sales and operations currently and may negatively impact our future financial results, liquidity and overall operating performance.

We have undertaken a number of steps in order to mitigate the effects of COVID-19. Our MRO sales reps continue to reach out to all customers with a portion via phone, fax and internet-based communications. Some of the normal customer service provided by our sales reps has been affected by social distancing guidelines and shelter in place orders. Certain customers have also temporarily reduced business hours or shut down entirely. All 14 Bolt branches have remained open and have introduced curbside pickup for customers. Bolt also ships to customers who order product over the phone. We continue to keep in contact with our current suppliers and we have reached out to additional suppliers to ensure that orders for inventory are fulfilled in a timely manner and our supply chain will remain intact.

We are closely monitoring the Company's balance sheet and liquidity position and are taking actions to protect cash flows from operations. We remain in contact with our lending institutions to ensure that we will continue to have proper liquidity to fund working capital requirements. At March 31, 2020, the Company had $4.1 million of cash and cash equivalents and an additional $87.5 million of borrowing capacity under its committed credit facility and a similar amount available as of the date of this report. Sales reps and our finance group are working in concert to ensure that any customer liquidity issues are quickly identified and credit is carefully extended to customers who are able to pay.

The Company has taken various actions, including, but not limited to furloughing approximately 100 employees, reducing salaries, canceling of travel and award trips, consolidating its Suwanee distribution center operations into the McCook facility, and eliminating non-critical capital expenditures. Looking ahead, we will take all necessary actions that ensure safety for our employees, customers and suppliers to meet our working capital requirements and remain in compliance with our debt covenants.

Quarter ended March 31, 2020 compared to quarter ended March 31, 2019

	2020		2019
(Dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales

Revenue	$91,035	100.0%	$91,343	100.0%
Cost of goods sold	42,114	46.3%	42,420	46.4%
Gross profit	48,921	53.7%	48,923	53.6%

Operating expenses:
Selling expenses	19,984	22.0%	21,742	23.8%
General and administrative expenses	10,299	11.3%	21,637	23.7%
Total operating expenses	30,283	33.3%	43,379	47.5%

Operating income	18,638	20.5%	5,544	6.1%

Interest expense	(115)	(0.1)%	(197)	(0.2)%
Other (expense) income, net	(1,111)	(1.3)%	472	0.5%

Income before income taxes	17,412	19.1%	5,819	6.4%

Income tax expense	4,879	5.3%	1,673	1.9%

Net income	$12,533	13.8%	$4,146	4.5%

Non-GAAP Financial Measure - Adjusted Operating Income

We believe that certain non-GAAP financial measures may provide users of this financial information with additional meaningful comparisons between current results and results in prior operating periods. We believe that these non-GAAP financial measures can provide additional meaningful reflection of underlying trends of the business because they provide a comparison of historical information that excludes certain infrequently occurring, seasonal or non-operational items that impact the overall comparability. These non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our reported results prepared in accordance with GAAP.

Adjusted operating income is defined by us as GAAP operating income excluding stock-based compensation and severance expense items in the period in which these items are incurred.

Operating income was $18.6 million for 2020 inclusive of a $10.7 million benefit from stock-based compensation compared to $5.5 million in 2019 which included $0.4 million of stock-based compensation expense. Excluding stock-based compensation and severance, adjusted operating income increased to $7.9 million in 2020 from $6.0 million in 2019 on improved sales margins and leveraging operating costs.

Reconciliation of GAAP Operating Income to Adjusted Non-GAAP Operating Income (Unaudited)

	Three Months Ended
	March 31,
(Dollars in Thousands)	2020	2019

Operating income as reported per GAAP	$18,638	$5,544

Stock-based compensation (1)	(10,700)	408
Severance expense	7	27
Adjusted non-GAAP operating Income	$7,945	$5,979

(1)    Expense for stock-based compensation, of which a portion varies with the Company's stock price

Revenue and Gross Profits

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2020	2019	Amount	%

Revenue
Lawson	$81,491	$82,467	$(976)	(1.2)%
Bolt Supply	9,544	8,876	668	7.5%
Consolidated	$91,035	$91,343	$(308)	(0.3)%

Gross profit
Lawson	$45,120	$45,619	$(499)	(1.1)%
Bolt Supply	3,801	3,304	497	15.0%
Consolidated	$48,921	$48,923	$(2)	—%

Gross profit margin
Lawson	55.4%	55.3%
Bolt Supply	39.8%	37.2%
Consolidated	53.7%	53.6%

Total sales were $91.0 million in the first quarter of 2020, which were essentially flat compared to the first quarter of 2019. Sales were negatively impacted by the overall effect of the onset of the COVID-19 pandemic in the middle of March 2020 as well as decreases in sales to our Government customers during the quarter.

The Lawson segment total sales were negatively impacted by a 3.1% decline in sales productivity of Lawson sales representatives, which was partially offset by a 7.5% improvement in Bolt Supply sales. Average daily sales declined to $1.422 million in the first quarter of 2020 compared to $1.450 million in the prior year quarter. The first quarter 2020 had one more selling day compared to the first quarter 2019. Excluding the impact of currency fluctuations, consolidated sales increased 0.2% for the quarter.

Gross Profit

Gross profit was $48.9 million in the first quarter of 2020, essentially flat compared to the first quarter of 2019. This was primarily due to a slight decrease in sales, offset by an increase of service-related costs. Consolidated gross profit as a percent of sales was 53.7% compared to 53.6% a year ago. The organic Lawson MRO segment gross margin, before reclassification of service-related costs, as a percent of sales of 60.8% in the first quarter 2020, was flat compared to a year ago quarter before giving effect to the prior year service-related costs.
.
Selling, General and Administrative Expenses

	Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2020	2019	Amount	%

Selling expenses
Lawson	$19,187	$20,953	$(1,766)	(8.4)%
Bolt Supply	797	789	8	1.0%
Consolidated	$19,984	$21,742	$(1,758)	(8.1)%

General and administrative expenses
Lawson	$7,839	$19,208	$(11,369)	(59.2)%
Bolt Supply	2,460	2,429	31	1.3%
Consolidated	$10,299	$21,637	$(11,338)	(52.4)%

Selling expenses consist of compensation and support for our sales representatives. Selling expenses were $20.0 million in the first quarter of 2020 compared to $21.7 million in the prior year quarter and, as a percent of sales, decreased to 22.0% from 23.8% in the first quarter of 2019. The decrease in selling expense as a percent of sales compared to the prior year quarter is primarily due to lower incentives, travel, and commission due to the impact of COVID-19 in the second half of March and better leveraging our fixed selling expenses.

General and administrative expenses consist of expenses to operate our distribution network and overhead expenses to manage the business. General and administrative expenses decreased to $10.3 million in the first quarter of 2020 from $21.6 million in the prior year quarter. The lower general and administrative expense was primarily driven by $10.7 of stock based compensation benefit, of which a portion fluctuates with the Company's stock price, compared to the prior year quarter.

Additionally, expenses decreased in the first quarter of 2020 due to reduced accruals in response to the onset of COVID-19, which were partially offset by higher bad debt expense and administrative costs.

Interest Expense

Interest expense decreased to $0.1 million compared to $0.2 million in the first quarter of 2020 and 2019 primarily, as a result of lower outstanding borrowing levels.

Other Income (Expense), Net

Other income (expense), net increased $1.6 million in the first quarter of 2020 over the prior year quarter primarily due to the effect of a change in the Canadian currency exchange rate.

Income Tax Expense

Income tax expense was $4.9 million, resulting in a 28.0% effective tax rate for the three months ended March 31, 2020 compared to income tax expense of $1.7 million and an effective tax rate of 28.8% for the three months ended March 31, 2019.

Liquidity and Capital Resources

Available cash and cash equivalents were $4.1 million on March 31, 2020 compared to $5.5 million on December 31, 2019. Net cash used by operations were $6.9 million and $10.5 million for the three months ended March 31, 2020 and 2019, respectively. Cash generated from operating earnings were more than offset by an increase in accounts receivable, primarily to support the sequential increase in sales over the fourth quarter of 2019, and payments primarily for incentives and other accruals that existed at December 31, 2019.

Capital expenditures, primarily for improvements to our distribution centers and information technology, were $0.6 million and $0.2 million for the three month periods ended March 31, 2020 and 2019, respectively.

The Company generated $6.4 million of cash from financing activities in the first three months of 2020 primarily through borrowings on its revolving lines of credit offset by the repurchase of its shares.

In the second quarter of 2019, our Board of Directors authorized a program in which we may repurchase up to $7.5 million of our common stock from time to time in open market transactions, privately negotiated transactions or by other methods. In the first quarter of 2020 the Company purchased 47,504 shares of its common stock at an average purchase price of $36.93 under the repurchase program. At March 31, 2020 the Company had $4.5 million remaining availability under the program to purchase its common stock in the future

Lawson Loan Agreements

On March 31, 2020, we had $10.5 million of borrowings under our Credit Agreement and we had $87.5 million of credit availability remaining, net of outstanding letters of credit. No dividends were paid to shareholders in the three months ended March 31, 2020 and 2019.

Along with certain standard terms and conditions of our Credit Agreement, we are able to borrow up to a maximum ratio of our EBITDA to net borrowings of 3.25 times, as defined, and a minimum fixed charge ratio, as defined, of 1.15. As of March 31, 2020, we were in compliance with all covenants.

We believe cash provided by operations and funds available under our Credit Agreement are sufficient to fund our operating requirements, strategic initiatives and capital improvements, including the potential impact of COVID-19 on our operations over the next 12 months although we cannot assure you the events beyond our control will not have an adverse impact on our liquidity.

. While we were in compliance with the financial covenant for the quarter ended March 31, 2020, failure to meet the covenant requirements of the new credit agreement in future quarters could lead to higher financing costs, increased restrictions, or reduce or eliminate our ability to borrow funds and could have a material adverse effect on our business, financial condition and results of operations.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEMS 1, 3, 4 and 5 of Part II are inapplicable and have been omitted from this report.

ITEM 1A. RISK FACTORS

Other than the risk factor related to COVID-19 as set forth below, there have been no material changes from the risk factors disclosed in our Annual Report in Part I, Item 1A of the Form 10-K filed on February 27, 2020.

COVID-19

In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. The impact of the COVID-19 pandemic on our operational and financial performance includes affecting our ability to execute our business strategies and initiatives in the expected time frame. The extent of the effect will depend on future developments, including the duration and spread of the pandemic and related restrictions on travel, transports and person to person contact, all of which are uncertain and cannot be predicted at the present time. An extended period of global supply chain and economic disruption could materially affect our sales, workforce, supply chains, results of operations, and our ability to access our Credit Agreement to fund operations.

In the first quarter of 2020, the government of the state of Illinois defined essential businesses, allowing us to operate during the pandemic. A change in this status could result in the temporary closure of our business. Additionally the COVID-19 pandemic could result in a temporary closure of any or all of our distribution facilities or the Bolt branch locations, which would negatively impact our operations. Other disruptions to our supply chain such as reduced capacity or temporary shutdowns of freight carriers could also negatively impact Company performance.

Our sales results could be negatively impacted by social distancing guidelines and government mandated shelter in place orders that would prevent our sales representatives in our MRO business segment from visiting customers in person. Shelter in place orders would also reduce customer visits to our Bolt branch locations. Customers who have reduced operations or temporarily shut down in response to COVID-19 would also negatively impact sales and our ability to collect on existing credit balances. Vendors who are negatively impacted by COVID-19 may temporarily shut down operations or have difficulty obtaining inventory, which could negatively impact our ability to fulfill customer orders.

Certain items on our balance sheet require judgments on their valuation, including intangible assets and goodwill. These valuations are based on assumptions that take future financial performance into account. COVID-19 may have a detrimental impact to our future financial performance that would require us to revise assumptions about future financial performance and impair the value of these assets.

All Lawson employees have been encouraged to follow the recommended social distancing guidelines and work remotely whenever possible to reduce the spread of COVID-19 during the pandemic. The increased number of employees working remotely can exacerbate the risks previously mentioned in regards to internal controls and cybersecurity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the repurchases of the Company's common stock for the three months ended March 31, 2020.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2020	—	$—	—	$6,266,000
February 1 to February 29, 2020	—	—	—	6,266,000
March 1 to March 31, 2020 (1)	47,504	36.93	47,504	4,512,000
Total	47,504		47,504

(1)
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

LAWSON PRODUCTS, INC.
(Registrant)

Dated:	April 30, 2020	/s/ Michael G. DeCata
Michael G. DeCata President and Chief Executive Officer (principal executive officer)

Dated:	April 30, 2020	/s/ Ronald J. Knutson
Ronald J. Knutson Executive Vice President, Chief Financial Officer, Treasurer and Controller (principal financial and accounting officer)