Form 10-Q
period 2020-06-30
LAWSON PRODUCTS INC/NEW/DE/
filed 2020-07-30
CIK 703604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 OR 15(d) of the Securities Exchange Act of 1934
For quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, $1 par value, as of July 15, 2020 was 9,008,254.

“Safe Harbor” Statement under the Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms “may,” “should,” “could,” “anticipate,” “believe,” “continues,” “estimate,” “expect,” “intend,” “objective,” “plan,” “potential,” “project” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions or beliefs and are subject to a number of factors, assumptions and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include:

•the effect of the COVID-19 virus on the overall economy, demand for our products, our supply chain, our employees and our operating results;
•the effect of general economic and market conditions;
•the ability to generate sufficient cash to fund our operating requirements;
•the ability to meet the covenant requirements of our line of credit;
•the market price of our common stock may decline;
•inventory obsolescence;
•work stoppages and other disruptions at transportation centers or shipping ports;
•changing customer demand and product mixes;
•increases in energy costs, tariffs and the cost of raw materials, including commodity prices;
•decreases in demand from oil and gas customers due to lower oil prices;
•disruptions of our information and communication systems;
•cyber attacks or other information security breaches;
•failure to recruit, integrate and retain a talented workforce including productive sales representatives;
•the inability to successfully make or integrate acquisitions into the organization;
•foreign currency fluctuations
•failure to manage change within the organization;
•highly competitive market;
•changes that affect governmental and other tax-supported entities;
•violations of environmental protection or other governmental regulations;
•negative changes related to tax matters;
•Luther King Capital's significant influence over the Company given its ownership percentage; and
•all other factors discussed in the Company’s “Risk Factors” set forth in its Annual Report on Form 10-K for the year ended December 31, 2019 and in this Quarterly Report on Form 10-Q for the period ended June 30, 2020.

The Company undertakes no obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
Lawson Products, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share data)

	June 30,	December 31,
	2020	2019
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$10,012	$5,495
Restricted cash	802	802
Accounts receivable, less allowance for doubtful accounts of $961 and $593, respectively	33,968	38,843
Inventories, net	54,910	55,905
Miscellaneous receivables and prepaid expenses	6,046	5,377
Total current assets	105,738	106,422

Property, plant and equipment, net	14,872	16,546
Deferred income taxes	19,218	21,711
Goodwill	20,150	20,923
Cash value of life insurance	14,716	14,969
Intangible assets, net	11,250	12,335
Right of use assets	9,507	11,246
Other assets	256	277
Total assets	$195,707	$204,429

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,492	$13,789
Lease obligation	3,921	3,830
Accrued expenses and other liabilities	24,195	39,311
Total current liabilities	39,608	56,930

Revolving line of credit	1,712	2,271
Security bonus plan	11,832	11,840
Lease obligation	7,427	9,504
Deferred compensation	6,186	6,370
Deferred tax liability	6,094	6,188
Other liabilities	3,804	3,325
Total liabilities	76,663	96,428

Stockholders’ equity:
Preferred stock, $1 par value:
Authorized - 500,000 shares, Issued and outstanding — None	—	—
Common stock, $1 par value:
Authorized - 35,000,000 shares Issued - 9,201,315 and 9,190,171 shares, respectively Outstanding -9,007,411 and 9,043,771 shares, respectively	9,201	9,190
Capital in excess of par value	19,029	18,077
Retained earnings	99,648	86,496
Treasury stock – 193,904 and 146,400 shares, respectively	(7,517)	(5,761)
Accumulated other comprehensive loss	(1,317)	(1)
Total stockholders’ equity	119,044	108,001
Total liabilities and stockholders’ equity	$195,707	$204,429

See notes to condensed consolidated financial statements.

Lawson Products, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Product revenue	$64,571	$85,996	$145,906	$167,911
Service revenue	7,575	10,101	17,275	19,529
Total revenue	72,146	96,097	163,181	187,440

Product cost of goods sold	31,063	40,580	68,868	78,587
Service costs	2,770	4,474	7,079	8,887
Gross profit	38,313	51,043	87,234	99,966

Operating expenses:
Selling expenses	16,306	21,867	36,290	43,609
General and administrative expenses	21,438	27,553	31,737	49,190
Operating expenses	37,744	49,420	68,027	92,799

Operating income	569	1,623	19,207	7,167

Interest expense	(72)	(146)	(187)	(343)
Other income (expense), net	511	339	(600)	811

Income before income taxes	1,008	1,816	18,420	7,635
Income tax expense	389	509	5,268	2,182

Net income	$619	$1,307	$13,152	$5,453

Basic income per share of common stock	$0.07	$0.15	$1.46	$0.61

Diluted income per share of common stock	$0.07	$0.14	$1.41	$0.58

Weighted average shares outstanding:
Basic weighted average shares outstanding	9,002	8,976	9,017	8,969
Effect of dilutive securities outstanding	296	405	310	379
Diluted weighted average shares outstanding	9,298	9,381	9,327	9,348

Comprehensive income:
Net income	$619	$1,307	$13,152	$5,453
Other comprehensive income, net of tax
Adjustment for foreign currency translation	1,178	717	(1,316)	1,392
Net comprehensive income	$1,797	$2,024	$11,836	$6,845

See notes to condensed consolidated financial statements.

Lawson Products, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands)
(Unaudited)

	Common Stock		Capital in Excess of Par Value			Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Outstanding Shares	$1 Par Value		Retained Earnings	Treasury Stock
Balance at January 1, 2020	9,043,771	$9,190	$18,077	$86,496	$(5,761)	$(1)	$108,001

Net income	—	—	—	12,533	—	—	12,533
Treasury shares repurchased	(47,504)	—	—	—	(1,756)	—	(1,756)
Adjustment for foreign currency translation	—	—	—	—	—	(2,494)	(2,494)
Stock based compensation	—	—	451	—	—	—	451
Balance at March 31, 2020	8,996,267	9,190	18,528	99,029	(7,517)	(2,495)	116,735

Net income	—	—	—	619	—	—	619
Adjustment for foreign currency translation	—	—	—	—	—	1,178	1,178
Stock-based compensation	—	—	498	—	—	—	498
Shares issued	11,144	11	3	—	—	—	14
Balance at June 30, 2020	9,007,411	$9,201	$19,029	$99,648	$(7,517)	$(1,317)	$119,044

	Common Stock		Capital in Excess of Par Value			Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Outstanding Shares	$1 Par Value		Retained Earnings	Treasury Stock
Balance at January 1, 2019	8,955,930	$9,006	$15,623	$77,338	$(1,234)	$(1,560)	$99,173

Change in accounting principle (1)	—	—	—	1,937	—	—	1,937
Net income	—	—	—	4,146	—	—	4,146
Adjustment for foreign currency translation	—	—	—	—	—	675	675
Stock-based compensation	—	—	666	—	—	—	666
Shares issued	6,520	6	(6)	—	—	—	—
Balance at March 31, 2019	8,962,450	9,012	16,283	83,421	(1,234)	(885)	106,597

Net income	—	—	—	1,307	—	—	1,307
Adjustment for foreign currency translation	—	—	—	—	—	717	717
Stock-based compensation	—	—	711	—	—	—	711
Shares issued	20,712	21	(21)	—	—	—	—
Balance at June 30, 2019	8,983,162	$9,033	$16,973	$84,728	$(1,234)	$(168)	$109,332

(1) The Company adopted the ASC No.842, Leases (ASC 842) on January 1, 2019 using the modified retrospective approach. See Note 7 - Leases for further details.

See notes to condensed consolidated financial statements.

Lawson Products, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019

Operating activities:
Net income	$13,152	$5,453

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,020	2,933
Stock-based compensation	(7,513)	5,247
Deferred income taxes	2,514	1,591
Changes in operating assets and liabilities:
Accounts receivable	3,887	(7,974)
Inventories	311	(1,882)
Prepaid expenses and other assets	(499)	(1,629)
Accounts payable and other liabilities	(7,527)	(6,406)
Other	492	434
Net cash provided by (used in) operating activities	$7,837	$(2,233)

Investing activities:
Purchases of property, plant and equipment	$(720)	$(944)
Net cash used in investing activities	$(720)	$(944)

Financing activities:
Net payments on revolving lines of credit	$(559)	$(2,000)
Repurchase treasury shares	(1,756)	—
Payment of financing lease principal	(135)	(123)
Proceeds from stock option exercises	15	16
Net cash used in financing activities	$(2,435)	$(2,107)

Effect of exchange rate changes on cash and cash equivalents	$(165)	$316

Increase (decrease) in cash, cash equivalents and restricted cash	4,517	(4,968)

Cash, cash equivalents and restricted cash at beginning of period	6,297	12,683

Cash, cash equivalents and restricted cash at end of period	$10,814	$7,715

Cash and cash equivalents	$10,012	$6,915
Restricted cash	802	800
Cash, cash equivalents and restricted cash	$10,814	$7,715

Supplemental disclosure of cash flow information
Net cash paid for income taxes	207	259
Net cash paid for interest	247	358
See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Lawson Products, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. In the opinion of the Company, all normal recurring adjustments have been made that are necessary to present fairly the results of operations for the interim periods. Operating results for the three and six month periods ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

The Company has two operating segments. The first segment, the Lawson operating segment, distributes maintenance, repair and operations ("MRO") products to customers primarily through a network of sales representatives offering vendor managed inventory ("VMI") service to customers throughout the United States and Canada. The second segment, The Bolt Supply House Ltd. ("Bolt Supply") operating segment, distributes MRO products primarily through its branches located in Western Canada. Bolt Supply had 14 branches in operation at the end of the second quarter 2020.

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

The onset of the COVID-19 pandemic impacted the ability of the Lawson sales representatives to call on their customers in person, particularly in the first half of the second quarter of 2020. As a result, Lawson sales representatives were not able to perform VMI services with the same frequency in the second quarter of 2020 as they were in prior quarters. As a result, the amount of revenue allocated to the service revenue component is lower in the second quarter of 2020 than in previous quarters. Additionally the amount of service costs allocated to gross margin from selling expense is lower than in prior quarters. The Company expects the COVID-19 pandemic to continue to impact the allocation of service revenue and service related costs for the foreseeable future, though the Company is unable to determine the extent of the impact at this time.

At June 30, 2020, the Company had a deferred revenue liability of $0.5 million and a deferred expense of $0.2 million for related expenses associated with the deferred service performance obligations, respectively. The decrease in deferred revenues and related expenses associated with the deferred service performance obligations is driven by the effects of the COVID-19 pandemic.

The deferral of revenue and expenses does not affect the amount, timing and any uncertainty of cash flows generated from operations.

Disaggregated revenue by geographic area follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019

United States	$57,096	$76,119	$130,679	$150,167
Canada	15,050	19,978	32,502	37,273
Consolidated total	$72,146	$96,097	$163,181	$187,440

Disaggregated revenue by product type follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Fastening Systems	23.8%	24.3%	23.3%	23.9%
Fluid Power	13.2%	15.2%	13.8%	15.2%
Specialty Chemicals	12.8%	11.7%	11.9%	11.5%
Cutting Tools and Abrasives	12.5%	13.0%	12.9%	13.1%
Electrical	10.0%	10.7%	10.4%	11.1%
Safety	6.1%	4.7%	6.2%	4.7%
Aftermarket Automotive Supplies	6.0%	7.6%	7.2%	8.0%
Welding and Metal Repair	1.5%	1.6%	1.5%	1.7%
Other	14.1%	11.2%	12.8%	10.8%
Consolidated Total	100.0%	100.0%	100.0%	100.0%

Note 3 — Restricted Cash

The Company has agreed to maintain $0.8 million in a money market account as collateral for an outside party that is providing certain commercial card processing services for the Company. The Company is restricted from withdrawing this balance without the prior consent of the outside party during the term of the agreement.
Note 4 — Inventories, Net

Inventories, net, consisting primarily of purchased goods which are offered for resale, were as follows:

	(Dollars in thousands)
	June 30, 2020	December 31, 2019
Inventories, gross	$59,467	$60,500
Reserve for obsolete and excess inventory	(4,557)	(4,595)
Inventories, net	$54,910	$55,905

Note 5 - Goodwill

Goodwill activity for the first six months of 2020 and 2019 is included in the table below:

	(Dollars in thousands)
	Six Months Ended June 30,
	2020	2019
Beginning balance	$20,923	$20,079
Adjustment to original acquisition allocation	—	2
Impact of foreign exchange	(773)	713
Ending balance	$20,150	$20,794

The Company performed a quantitative impairment test on the Bolt goodwill as of March 31, 3020 and June 30, 2020. As of June 30, 2020 the Bolt reporting unit's fair value exceeded its carrying value by approximately $5.4 million or 16%. As of June 30, 2020 goodwill allocated to the Bolt operating unit was $12.8 million. Related to the Lawson reporting unit, the Company performed a qualitative assessment as of March 31, 2020 and June 30, 2020 and determined that it was more likely than not the fair value of the reporting unit exceeded the carrying value of the reporting unit.

Although the Company believes the projected future operating results and cash flows and related estimates regarding the values were based on reasonable assumptions, it is reasonably possible that estimates made may be materially and adversely impacted in the near term as a result of the COVID-19 pandemic, including impairment losses related to goodwill.

Note 6 - Intangible Assets

The gross carrying amount and accumulated amortization by intangible asset class were as follows:

	(Dollars in thousands)
	June 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$8,121	$(2,237)	$5,884	$8,422	$(2,020)	$6,402
Customer relationships	7,135	(1,769)	5,366	7,337	(1,404)	5,933
	$15,256	$(4,006)	$11,250	$15,759	$(3,424)	$12,335

Amortization expense of $0.7 million and $0.3 million related to intangible assets was recorded in General and administrative expenses for the six months ended June 30, 2020 and 2019, respectively.

The Company identified a "trigger event" as of March 31, 2020 due to adverse changes in the business climate related to COVID-19. In accordance with ASC 350, the Company tested the definite life intangible assets considering the factors in ASC 360 and determined that the undiscounted future cash flows exceeded the net carrying value of the intangible assets. As of June 30, 2020, there were no events or circumstances that indicate the carrying value may not be recoverable and thus no recoverability test was required.

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

The expenses and income generated by the leasing activity of Lawson as lessee for the three months ended June 30, 2020 and June 30, 2019 are as follows (Dollars in thousands):

Lease Type	Classification	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019

Consolidated Operating Lease Expense (1)	Operating expenses	$1,183	$1,227

Consolidated Financing Lease Amortization	Operating expenses	50	$51

Consolidated Financing Lease Interest	Interest expense	7	7

Consolidated Financing Lease Expense		57	58

Sublease Income (2)	Operating expenses	—	(80)
Net Lease Cost		$1,240	$1,205

(1) Includes short term lease expense, which is immaterial
(2) Sublease income from sublease of a portion of the Company headquarters. The sublease was terminated in June 2019 and the Company has no other subleases.

The expenses and income generated by the leasing activity of Lawson as lessee for the six months ended June 30, 2020 and June 30, 2019 are as follows (Dollars in thousands):

Lease Type	Classification	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Consolidated Operating Lease Expense (1)	Operating expenses	$2,369	$2,502

Consolidated Financing Lease Amortization	Operating expenses	102	99

Consolidated Financing Lease Interest	Interest expense	14	13

Consolidated Financing Lease Expense		116	112

Sublease Income (2)	Operating expenses	—	(160)
Net Lease Cost		$2,485	$2,454

(1) Includes short term lease expense, which is immaterial
(2) Sublease income from sublease of a portion of the Company headquarters. The sublease was terminated in June 2019 and the Company has no other subleases.

The value of the net assets and liabilities generated by the leasing activity of Lawson as lessee as of June 30, 2020 and December 31, 2019 are as follows (Dollars in thousands):

Lease Type	June 30, 2020	December 31, 2019

Total ROU operating lease assets (1)	$8,944	$10,592
Total ROU financing lease assets (2)	563	654
Total lease assets	$9,507	$11,246

Total current operating lease obligation	$3,678	$3,591
Total current financing lease obligation	243	239
Total current lease obligations	$3,921	$3,830

Total long term operating lease obligation	$7,166	$9,133
Total long term financing lease obligation	261	371
Total long term lease obligation	$7,427	$9,504

(1) Operating lease assets are recorded net of accumulated amortization of $4.5 million and $2.4 million as of June 30, 2020 and December 31, 2019, respectively
(2) Financing lease assets are recorded net of accumulated amortization of $0.3 million and $0.2 million as of June 30, 2020 and December 31, 2019, respectively

The value of the lease liabilities generated by the leasing activities of Lawson as lessee as of June 30, 2020 were as follows (Dollars in thousands):

Maturity Date of Lease Liabilities	Operating Leases	Financing Leases	Total

Year one	$4,126	$263	$4,389
Year two	4,056	145	4,201
Year three	1,955	98	2,053
Year four	951	30	981
Year five	151	2	153
Subsequent years	498	—	498
Total lease payments	11,737	538	12,275
Less: Interest	893	34	927
Present value of lease liabilities	$10,844	$504	$11,348

(1) Minimum lease payments exclude payments to landlord for real estate taxes and common area maintenance $0.4 million

The weighted average lease terms and interest rates of the leases held by Lawson as of June 30, 2020 are as follows:

Lease Type	Weighted Average Term in Years	Weighted Average Interest Rate

Operating Leases	3.3	5.10%
Financing Leases	2.6	5.44%

The cash outflows of the leasing activity of Lawson as lessee for the six months ending June 30, 2020 are as follows (Dollars in thousands):

Cash Flow Source	Classification	Amount

Operating cash flows from operating leases	Operating activities	$2,021
Operating cash flows from financing leases	Operating activities	15
Financing cash flows from financing leases	Financing activities	135

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

In addition to other customary representations, warranties and covenants, the results of the financial covenants are provided below:

Quarterly Financial Covenants	Requirement	Actual
EBITDA to fixed charges ratio	1.15 : 1.00	6.98 : 1.00
Total net leverage ratio	3.25 : 1.00	0.00 : 1.00

The Company was in compliance with all covenants as of June 30, 2020.

At June 30, 2020, the Company had $1.7 million of borrowings and $97.3 million of availability under its revolving line of credit facility. The weighted average interest rate was 2.64% and 3.82% for the six months ended June 30, 2020 and 2019, respectively.

Note 9 - Stock Repurchase Program

In the second quarter of 2019, the Board of Directors authorized a program in which the Company may repurchase up to $7.5 million of the Company's common stock from time to time in open market transactions, privately negotiated transactions or by other methods. In the first quarter of 2020 the Company purchased 47,504 shares of common stock at an average purchase price of $36.93 under the repurchase program. No shares were repurchased in the second quarter of 2020.

Note 10 — Severance Reserve

Changes in the Company’s reserve for severance as of June 30, 2020 and 2019 were as follows:

	(Dollars in thousands)
	Six Months Ended June 30,
	2020	2019
Balance at beginning of period	$909	$359
Charged to earnings	1,032	1,512
Payments	(910)	(409)
Balance at end of period	$1,031	$1,462

Note 11 — Stock-Based Compensation

The Company recorded stock-based compensation income of $7.5 million and expense of $5.2 million for the first six months of 2020 and 2019, respectively. A portion of stock-based compensation is related to the change in the market value of the Company's common stock. Stock-based compensation liability of $6.3 million as of June 30, 2020 and $14.9 million as of December 31, 2019 is included in Accrued expenses and other liabilities.

A summary of stock-based awards issued during the six months ended June 30, 2020 follows:

Restricted Stock Units ("RSUs")
The Company issued 6,847 RSUs to key employees that cliff vest on December 31, 2022. The Company issued 2,500 RSUs to an executive that cliff vest on March 2, 2023 and 3,000 RSUs that cliff vest on March 9, 2023. The Company issued 10,965 RSUs to certain members of the Company's Board of Directors with a vesting date of May 12, 2021. Each RSU is exchangeable for one share of the Company's common stock at the end of the vesting period.

Market Stock Units ("MSUs")
The Company issued 22,284 MSUs to key employees that cliff vest on December 31, 2022. MSUs are exchangeable for the Company's common stock at the end of the vesting period. The number of shares of common stock that will be issued upon vesting, ranging from zero to 33,426, will be determined based upon the trailing sixty-day average closing price of the Company's common stock on December 31, 2022.
Performance Awards ("PAs")
The Company issued 10,852 PAs to key employees that cliff vest on December 31, 2022. PAs are exchangeable for the Company's common stock ranging from zero to 16,278, or the equivalent amount in cash, based upon the achievement of certain financial performance metrics.

For the three months ended June 30, 2020, stock options to purchase approximately 19,000 shares of the Company's common stock were excluded from the computation of diluted earnings per share because they were anti-dilutive. No stock options were excluded from the computation of diluted earnings per share for the three months ended June 30, 2019 or the six months ended June 30, 2020 and June 30, 2019.

Note 12 — Income Taxes

The Company recorded income tax expense of $5.3 million, a 28.6% effective tax rate for the six months ended June 30, 2020. The effective tax rate is higher than the U.S. statutory tax rate due primarily to state taxes, recording of reserves for uncertain tax positions, and an inclusion for Global Intangible Low Taxed Income. Income tax expense of $2.2 million, a 28.6% effective tax rate was recorded for the six months ended June 30, 2019. This effective tax rate was higher than the U.S. statutory rate due primarily to state taxes, income in higher tax jurisdictions and an inclusion for Global Intangible Low Tax Income.

The Company and its subsidiaries are subject to U.S. Federal income tax, as well as income tax of multiple state and foreign jurisdictions. As of June 30, 2020, the Company is subject to U.S. Federal income tax examinations for the years 2016 through 2018 and income tax examinations from various other jurisdictions for the years 2012 through 2018.

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

Note 14 — Related Party Transaction

During the second quarter of 2020 the Company purchased approximately $0.2 million of inventory from a company owned by an immediate relative of a Board member at fair market value. The Company paid the amount owed in the second quarter and therefore no remaining liabilities exist as of June 30, 2020.

Note 15 – Segment Information

The Company operates in two reportable segments. The businesses have been determined to be separate reportable segments because of differences in their financial characteristics and the methods they employ to deliver product to customers. The operating segments are reviewed by the Company’s chief operating decision maker responsible for reviewing operating performance and allocating resources. The Lawson segment primarily relies on its large network of sales representatives to visit the customer at the customers' work location and provide VMI service and produce sales orders for product that is then shipped to the customer. The Bolt Supply segment primarily sells product to customers through its branch locations. Bolt Supply had 14 branches in operation at the end of the second quarter of 2020.

Financial information for the Company's reportable segments follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
Lawson product revenue	$55,639	$74,866	$127,430	$147,905
Lawson service revenue	7,575	10,101	17,275	19,529
Total Lawson revenue	63,214	84,967	144,705	167,434
Bolt Supply	8,932	11,130	18,476	20,006
Consolidated total	$72,146	$96,097	$163,181	$187,440

Gross profit
Lawson product gross profit	$30,068	$41,130	$69,797	$81,734
Lawson service gross profit	4,805	5,627	10,196	10,642
Total Lawson gross profit	34,873	46,757	79,993	92,376
Bolt Supply	3,440	4,286	7,241	7,590
Consolidated total	$38,313	$51,043	$87,234	$99,966

Operating income
Lawson	$(202)	$654	$17,891	$6,113
Bolt Supply	771	969	1,316	1,054
Consolidated total	569	1,623	19,207	7,167
Interest expense	(72)	(146)	(187)	(343)
Other income (expense), net	511	339	(600)	811
Income before income taxes	$1,008	$1,816	$18,420	$7,635

Note 16 - COVID-19 Risks and Uncertainties

There is substantial uncertainty as to the overall effect the COVID-19 pandemic will have on the results of the Company for 2020 and beyond. Various events related to COVID-19 have resulted in lost revenue to our Company, limitations on our ability to source high demand products, limitations on our sales force to perform certain functions due to state or federal stay-at-home orders, slow-down of customer demand for our products and limitations of some customers to pay us on a timely basis.

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security (CARES) Act to provide certain relief as a result of the COVID-19 outbreak. The Company has elected to defer the employer side social security payments in accordance with the CARES Act. The Company will continue to evaluate how the provisions of the CARES Act will impact its financial position, results of operations and cash flows. The Company has utilized the Canadian Emergency Wage Subsidy (CEWS) Act for both Lawson Canada and Bolt for assistance with hourly employee costs. The CEWS is a program that provides a subsidy of 75% of eligible wages for up to 24 weeks, retroactive from March 15, 2020 to August 29, 2020 subject to meeting certain criteria. During the three months ended June 30, 2020 the Company recorded $0.9 million in subsidies from the CEWS program which is recognized as a reduction to selling, general and administrative expenses in the consolidated statement of income and comprehensive income.

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

The Lawson MRO business model relies upon customer interaction as well as a consistent schedule of onsite visits by our sales representatives to customer locations. The Bolt business model relies on foot traffic in its branch locations. The onset of the COVID-19 pandemic, as well as social distancing guidelines and government mandated shelter in place orders, have negatively impacted our business.

The Company has taken several steps to mitigate the potential negative impacts of COVID-19. While sales reps representatives continued to call on current and prospective customers via phone, fax and electronic methods, the lack of physically visiting customer sites along with the closure of customer locations across North America in response to the pandemic led to a decrease in sales compared to April 2019. The Bolt Supply House also saw a decline in sales in April 2020 compared to April 2019 as the ability of customers to visit branch locations was restricted and certain customers temporarily closed. As certain restrictions were lifted by states toward the end of the second quarter developed, Lawson sales representatives were able to visit additional customers and Bolt was able to allow customers inside their branch locations again on a limited basis, as well as continue to offer curbside pickup. This led to improved sales activity in May and June on a sequential basis.

The Company took additional actions in the second quarter, including, but not limited to furloughing approximately 100 employees, reducing base salaries, canceling travel and award trips, temporarily consolidating its Suwanee distribution center operations into the McCook facility, and eliminating non-critical capital expenditures. The Company continues to monitor its balance sheet and liquidity position and is taking actions to protect cash flows from operations, while at the same time managing its operating expenses in relation to current sales trends. At June 30, 2020, the Company had $10.0 million of unrestricted cash and cash equivalents and an additional $97.3 million of borrowing capacity, net of outstanding letters of credit, under its committed credit facility.

The Company will continue to closely monitor the operating environment and will take appropriate actions to protect the safety for its employees, customers and suppliers while continuing to meet its working capital needs and remain in compliance with its debt covenants.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COVID-19 Pandemic

In March 2020, the World Health Organization declared a new strain of coronavirus (“COVID-19”) a pandemic. The COVID-19 pandemic continues to negatively impact the global economy by disrupting global supply chains and financial markets. COVID-19 has negatively impacted our operational and financial performance, including the ability of our sales representatives to call on customers in person, perform VMI services at customer locations, and fulfill customer orders for high-demand items such as personal protective equipment. The continued impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and spread of the pandemic and related restrictions on travel and transports, all of which remain uncertain. An extended period of global supply chain and economic disruption could materially affect our business, sales, results of operations and financial condition.

Lawson continues to be defined as an essential business by the state of Illinois. A change in this status could result in the temporary closure of our business. Additionally the COVID-19 pandemic could result in a temporary closure of some or all of our distribution facilities or the Bolt branch locations, which would negatively impact our operations. Other disruptions to our supply chain such as reduced capacity or temporary shutdowns of freight carriers could also negatively impact our performance. The pandemic negatively impacts our operations currently and may negatively impact our future financial results, liquidity and overall performance. Additionally, it is possible that estimates made in the financial statements may be materially and adversely impacted in the near term as a result of these conditions, including delay in payment of receivables, impairment losses related to goodwill and other long-lived assets, and inability to utilize deferred tax assets.

We have taken several steps to mitigate the potential negative impacts of COVID-19. While sales representatives continued to call on current and prospective customers via phone, fax and electronic methods, the lack of physically visiting customer sites along with the closure of customer locations across North America in response to the pandemic led to a decrease in sales compared to April 2019. The Bolt Supply House, which represents approximately 12% of consolidated sales, also saw a decline in sales in April 2020 compared to April 2019 as the ability of customers to visit branch locations was restricted and certain customers temporarily closed. As certain restrictions were lifted by states toward the end of the second quarter, Lawson sales representatives were able to visit additional customers and Bolt was able to allow customers inside their branch locations again on a limited basis, as well as to continue to offer curbside pickup. This led to improved sales activity in May and June on a sequential basis.

We took additional actions in the second quarter, including, but not limited to furloughing approximately 100 employees, reducing base salaries, canceling travel and award trips, temporarily consolidating its Suwanee distribution center operations into the McCook facility, and eliminating non-critical capital expenditures. The Company continues to monitor its balance sheet and liquidity position and is taking actions to protect cash flows from operations while at the same time managing its operating expenses in relation to current sales trends. At June 30, 2020, the Company had $10.0 million of unrestricted cash and cash equivalents and an additional $97.3 million of borrowing capacity, net of outstanding letters of credit, under its committed credit facility.

We have continued to closely monitor the operating environment and will take appropriate actions to protect the safety of our employees, customers and suppliers while continuing to meet our working capital needs and remain in compliance with our debt covenants. While COVID-19 has negatively impacted the Company's sales, our cost control measures, ability to effectively service our customers and positive cash flow generation in the quarter has enabled us to maintain a strong financial position. We will continue to respond to pandemic developments in a prompt and disciplined manner with an emphasis on maintaining our strong financial position.

Sales Drivers

The Maintenance, Repair and Operations ("MRO") distribution industry is highly fragmented. We compete for business with several national distributors as well as a large number of regional and local distributors. The MRO business is significantly impacted by the overall strength of the manufacturing sector of the U.S. economy which has been significantly affected by the COVID-19 pandemic. One measure used to evaluate the strength of the industrial products market is the PMI index published by the Institute for Supply Management, which is considered by many economists to be a reliable near-term economic barometer of the manufacturing sector. A measure above 50 generally indicates expansion of the manufacturing sector while a measure below 50 generally represents contraction. The average monthly PMI was 45.7 in the second quarter of 2020 compared to 52.4 in the second quarter of 2019, indicating a contraction in the U.S. manufacturing economy in the current second quarter compared to an expansion in the U.S. manufacturing economy a year ago.

Our sales are also affected by the number of sales representatives and their productivity. Due to decreased demand, our sales force decreased to an average of 957 sales representatives in the second quarter of 2020 from 980 sales representatives during the second quarter of 2019 due to the effect of COVID-19 and the Company slowing its recruiting of new sales representatives during this period. Our Lawson segment sales representative productivity, measured as sales per rep per day, decreased 23.8% to $1,023 in the second quarter of 2020 from $1,343 in the second quarter of 2019. We anticipate the size of our sales force to increase somewhat for the remainder of 2020 if the economy improves with the opening of businesses and as we concentrate our efforts on providing training and support to continue to increase the productivity of our existing sales representatives.

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

Operating income was $0.6 million for the second quarter of 2020 compared to $1.6 million for the second quarter of 2019. Excluding stock-based compensation and severance expense, adjusted operating income was $4.8 million in the second quarter of 2020 compared to $7.9 million in the second quarter of 2019, driven by decreased sales due to the COVID-19 pandemic. Operating income was $19.2 million for the first six months of 2020 compared to $7.2 million for the first six months of 2019. Excluding stock-based compensation and severance expense, adjusted operating income was $12.7 million in the first six months of 2020 compared to $13.9 million in the first six months of 2019. The Company offset its lower sales due to the COVID-19 pandemic which began in the middle of March with expense reductions.

Reconciliation of GAAP Operating Income to Adjusted Non-GAAP Operating Income (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2020	2019	2020	2019

Operating income as reported by GAAP	$569	$1,623	$19,207	$7,167

Stock based compensation (1)	3,187	4,839	(7,513)	5,247
Severance expense	1,025	1,485	$1,032	1,512
Adjusted non-GAAP operating income	$4,781	$7,947	$12,726	$13,926

(1) Expense for stock-based compensation, of which a portion varies with the Company's stock price

Quarter ended June 30, 2020 compared to quarter ended June 30, 2019

	2020		2019
(Dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales

Revenue	$72,146	100.0%	$96,097	100.0%
Cost of goods sold	33,833	46.9%	45,054	46.9%
Gross profit	38,313	53.1%	51,043	53.1%

Operating expenses:
Selling expenses	16,306	22.6%	21,867	22.8%
General and administrative expenses	21,438	29.7%	27,553	28.6%
Total operating expenses	37,744	52.3%	49,420	51.4%

Operating income	569	0.8%	1,623	1.7%

Interest expense	(72)	(0.1)%	(146)	(0.2)%
Other income, net	511	0.7%	339	0.4%

Income before income taxes	1,008	1.4%	1,816	1.9%

Income tax expense	389	0.5%	509	0.5%

Net income	$619	0.9%	$1,307	1.4%

Revenue and Gross Profits

	Three Months Ended June 30,		Decrease
(Dollars in thousands)	2020	2019	Amount	%

Revenue
Lawson	$63,214	$84,967	$(21,753)	(25.6)%
Bolt Supply	8,932	11,130	(2,198)	(19.7)%
Consolidated	$72,146	$96,097	$(23,951)	(24.9)%

Gross profit
Lawson	$34,873	$46,757	$(11,884)	(25.4)%
Bolt Supply	3,440	4,286	(846)	(19.7)%
Consolidated	$38,313	$51,043	$(12,730)	(24.9)%

Gross profit margin
Lawson	55.2%	55.0%
Bolt Supply	38.5%	38.5%
Consolidated	53.1%	53.1%

Total sales decreased 24.9% to $72.1 million in the second quarter of 2020 compared to $96.1 million in the second quarter of 2019. Sales were negatively impacted by the effect of the COVID-19 pandemic. The COVID-19 pandemic also drove a decrease of 23.8% in sales productivity of Lawson sales representatives measured as sales per rep per day. Bolt Supply sales were also negatively impacted by COVID-19 as restrictions were placed on many of their customers along with additional restrictions on their branch locations. Sequentially, consolidated average daily sales improved from $0.961 million in April to $1.178 million in May and $1.247 million in June as the economy began to reopen.

Average daily sales declined to $1.127 million in the second quarter of 2020 compared to $1.502 million in the prior year quarter. Both of the second quarters of 2020 and 2019 had 64 selling days.

Gross Profit

Gross profit decreased $12.7 million to $38.3 million in the second quarter of 2020 compared to $51.0 million as a direct result of the sales decline. Consolidated gross profit as a percent of sales was 53.1%, flat compared to a year ago quarter as product sales mix was offset by order fulfillment efficiencies and lower service related costs. The organic Lawson MRO segment gross margin as a percent of sales declined to 59.7% in the second quarter of 2020 compared to 60.5% a year ago quarter before giving effect to the service-related costs, as a result of de-leveraging its fixed distribution costs over a lower sales base, a shift to lower margin products in the quarter and higher net freight expense.

Selling, General and Administrative Expenses

	Three Months Ended June 30,		Decrease
(Dollars in thousands)	2020	2019	Amount	%

Selling expenses
Lawson	$15,652	$20,979	$(5,327)	(25.4)%
Bolt Supply	654	888	(234)	(26.4)%
Consolidated	$16,306	$21,867	$(5,561)	(25.4)%

General and administrative expenses
Lawson	$19,423	$25,124	$(5,701)	(22.7)%
Bolt Supply	2,015	2,429	(414)	(17.0)%
Consolidated	$21,438	$27,553	$(6,115)	(22.2)%

Selling expenses consist of compensation and support for our sales representatives. Selling expenses were $16.3 million in the second quarter of 2020 compared to $21.9 million in the prior year quarter and, as a percent of sales, decreased to 22.6% from 22.8% in the second quarter of 2019. The decrease in selling expense is primarily related to decreased employee sales compensation driven by lower sales and fewer sales personnel.

General and administrative expenses consist of expenses to operate our distribution network and overhead expenses to manage the business. General and administrative expenses decreased to $21.4 million in the second quarter of 2020 from $27.6 million in the prior year quarter. The lower general and administrative expense was driven by lowered employee compensation from furloughed employees and base salary reductions, a decrease of $1.7 million of stock based compensation expense, of which a portion fluctuates with the Company's stock price, and other cost control measures put in place on a lower sales base. Additionally, during the quarter the Company recorded $0.9 million under the CEWS as a reduction of general of administrative expenses.

Interest Expense

Interest expense was $0.1 million in the second quarter of 2020, which was flat compared to the second quarter of 2019.

Other Income, Net

Other income, net increased $0.2 million in the second quarter of 2020 over the prior year quarter primarily due to Canadian currency exchange rate effect.

Income Tax Expense

Income tax expense was $0.4 million, resulting in a 38.6% effective tax rate for the three months ended June 30, 2020 compared to an income tax expense of $0.5 million and an effective tax rate of 28.0% for the three months ended June 30, 2019.

Six months ended June 30, 2020 compared to June 30, 2019

	2020		2019
(Dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales

Revenue	$163,181	100.0%	$187,440	100.0%
Cost of goods sold	75,947	46.5%	87,474	46.7%
Gross profit	87,234	53.5%	99,966	53.3%

Operating expenses:
Selling expenses	36,290	22.2%	43,609	23.3%
General and administrative expenses	31,737	19.5%	49,190	26.2%
Total operating expenses	68,027	41.7%	92,799	49.5%

Operating income	19,207	11.8%	7,167	3.8%

Interest expense	(187)	(0.1)%	(343)	(0.2)%
Other income (expense), net	(600)	(0.4)%	811	0.5%

Income before income taxes	18,420	11.3%	7,635	4.1%

Income tax expense	5,268	3.2%	2,182	1.2%

Net income	$13,152	8.1%	$5,453	2.9%

Revenue and Gross Profit

	Six Months Ended June 30,		Decrease
(Dollars in thousands)	2020	2019	Amount	%

Revenue
Lawson	$144,705	$167,434	$(22,729)	(13.6)%
Bolt Supply	18,476	20,006	(1,530)	(7.6)%
Consolidated	$163,181	$187,440	$(24,259)	(12.9)%

Gross profit
Lawson	$79,993	$92,376	$(12,383)	(13.4)%
Bolt Supply	7,241	7,590	(349)	(4.6)%
Consolidated	$87,234	$99,966	$(12,732)	(12.7)%

Gross profit margin
Lawson	55.3%	55.2%
Bolt Supply	39.2%	37.9%
Consolidated	53.5%	53.3%

Revenue

Revenue for the six months ended June 30, 2020 decreased 12.9% to $163.2 million from $187.4 million for the six months ended June 30, 2019. All customer sales categories were negatively impacted by the effect of the COVID-19 pandemic which began in March 2020. Average daily sales decreased 13.6% to $1.275 million in the first six months of 2020 compared to $1.476 million in the prior year period with one more selling day in the current year to date period compared to the prior year period.

Gross Profit

Gross profit decreased to $87.2 million in the first six months of 2020 compared to $100.0 million in the first six months of 2019, primarily driven by decreased sales, partially offset by lower service costs classified as cost of goods sold. Consolidated gross profit as a percent of sales was 53.5% compared to 53.3% a year ago. The core Lawson MRO segment gross margin as a percent of sales was 60.3% in the first six months of 2020 compared to 60.6% a year ago before the effect of the allocated service costs.

Selling, General and Administrative Expenses

	Six Months Ended June 30,		Decrease
(Dollars in thousands)	2020	2019	Amount	%

Selling expenses
Lawson	$34,839	$41,932	$(7,093)	(16.9)%
Bolt Supply	1,451	1,677	(226)	(13.5)%
Consolidated	$36,290	$43,609	$(7,319)	(16.8)%

General and administrative expenses
Lawson	$27,263	$44,331	$(17,068)	(38.5)%
Bolt Supply	4,474	4,859	(385)	(7.9)%
Consolidated	$31,737	$49,190	$(17,453)	(35.5)%

Selling expenses decreased to $36.3 million for the first six months of 2020 from $43.6 million in the first six months of 2019 and, as a percent of sales, decreased to 22.2% in the first six months of 2020 from 23.3% a year ago. The decrease in selling expense is primarily related to decreased sales employee compensation driven by lower sales, a reduction in travel related expenses and fewer sales reps in the second quarter.

General and administrative expenses decreased to $31.7 million in the first six months of 2020 from $49.2 million in the prior year period primarily due to a decrease in stock-based compensation expense of $12.8 million, a portion of which varies with the Company stock price, as well as lower employee compensation and other cost control measures put in place as a result of COVID-19.
Interest Expense

Interest expenses decreased $0.2 million in the first six months of 2020, due primarily to decreased average outstanding borrowings compared to the prior year.

Other Income (Expense), Net

Other income (expense), net decreased $1.4 million in the first six months of 2020, primarily due to Canadian currency exchange rate effect.

Income Tax Expense

Income tax expenses were $5.3 million resulting in a 28.6% effective tax rate for the first six months of 2020 compared to income tax expense of $2.2 million and a 28.6% effective tax rate for the first six months of 2019.

Liquidity and Capital Resources

Available cash and cash equivalents were $10.0 million on June 30, 2020 compared to $5.5 million on December 31, 2019. Net cash generated from operations was $7.8 million compared to a use of cash of $2.2 million for the six months ended June 30, 2020 and 2019, respectively. Cash generated by operating earnings was positively impacted by lower receivables and inventories to support lower sales.
Capital expenditures, primarily for improvements to our distribution centers and information technology, were $0.7 million and $0.9 million for the six month periods ended June 30, 2020 and 2019, respectively.

The Company used $2.4 million in financing activities in the first six months of 2020 primarily to pay down on its revolving line of credit and the repurchase of its shares in the first quarter.

In 2019, our Board of Directors authorized a program in which we may repurchase up to $7.5 million of our common stock from time to time in open market transactions, privately negotiated transactions or by other methods. In the first quarter of 2020 the Company purchased 47,504 shares of our common stock at an average purchase price of $36.93, primarily under the repurchase program.

Loan Agreement

On June 30, 2020, we had $1.7 million of borrowings under our Credit Agreement and we had $97.3 million of credit availability remaining, net of outstanding letters of credit. No dividends were paid to shareholders in the six months ended June 30, 2020 and 2019.

Along with certain standard terms and conditions of our Credit Agreement, the Company is able to borrow up to 3.25 times its EBITDA, as defined, and a minimum fixed charge ratio, as defined, of 1.15. As of June 30, 2020, the Company was in compliance with all covenants.

We believe cash provided by operations and funds available under our Credit Agreement are sufficient to fund our operating requirements, strategic initiatives and capital improvements, including the potential impact of COVID-19 over the next 12 months although we cannot provide assurance that events beyond our control will not have a material adverse impact on our liquidity.

While we were in compliance with our financial covenants included in our Credit Agreement for the quarter ended June 30, 2020, failure to meet the covenant requirements of the Credit Agreement in future quarters could lead to higher financing costs, increased restrictions, or reduce or eliminate our ability to borrow funds and could have a material adverse effect on our business, financial condition and results of operations.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEMS 1, 3, 4 and 5 of Part II are inapplicable and have been omitted from this report.

ITEM 1A. RISK FACTORS

Other than the risk factor related to a new strain of coronavirus (“COVID-19”) set forth below, there have been no material changes from the risk factors disclosed in our Annual Report in Part I, Item 1A of the Form 10-K filed on February 27, 2020.

COVID-19

The COVID-19 pandemic has resulted in lost revenue to our Company, limitations on our ability to source high demand product, limitations on our sales force to perform certain functions due to state or federal stay-at-home orders, a slow-down of customer demand for our products and limitations of some customers to pay us on a timely basis. The impact of the COVID-19 pandemic on our operational and financial performance includes affecting our ability to execute our business strategies and initiatives in the expected time frame. The extent of the effect will depend on future developments, including the duration and spread of the pandemic and related restrictions on travel, transports and person to person contact, all of which are uncertain and cannot be predicted at the present time. On a broader scale, the COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. An extended period of global supply chain and economic disruption could materially affect our sales, workforce, supply chains, results of operations, and our ability to access our Credit Agreement to fund operations.

In the first quarter of 2020, our business was defined by the state of Illinois as essential businesses, allowing us to operate during the pandemic. A change in this status could result in the temporary closure of our business. Additionally the COVID-19 pandemic could result in a temporary closure of any or all of our distribution facilities or the Bolt branch locations, which would negatively impact our operations. Other disruptions to our supply chain such as reduced capacity or temporary shutdowns of freight carriers could also negatively impact Company performance.

Our sales results have been and are expected to be negatively impacted in the future by social distancing guidelines and government mandated shelter in place orders that would prevent our sales representatives in our MRO business segment from visiting customers in person. Shelter in place orders also reduce customer visits to our Bolt branch locations. The reduction of operations and temporary shut down by many of our customers in response to COVID-19 has also negatively impacted sales and our ability to collect on existing credit balances, and we expect to be impacted by those reductions and shut downs in the future. Further, vendors vendors who are negatively impacted by COVID-19 may temporarily shut down operations or have difficulty obtaining inventory, which could negatively impact our ability to fulfill customer orders.

Certain items on our balance sheet require judgments on their valuation, including intangible assets and goodwill. These valuations are based on assumptions that take future financial performance into account. COVID-19 may have a detrimental impact to our future financial performance that would require us to revise assumptions about future financial performance and impair the value of these assets. Although the Company believes that its projected future operating results and cash flows and related estimates regarding the values were based on reasonable assumptions, it is reasonably possible that estimates made may be materially and adversely impacted in the near term as a result of the COVID-19 pandemic, including impairment losses related to goodwill.

All Lawson employees have been encouraged to follow the recommended social distancing guidelines and work remotely whenever possible to reduce the spread of COVID-19 during the pandemic. The increased number of employees working remotely can exacerbate the risks previously mentioned in regards to internal controls and cybersecurity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the repurchases of the Company's common stock for the three months ended June 30, 2020.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 to April 30, 2020	—	$—	—	$4,512,000
May 1 to May 31, 2020	—	—	—	4,512,000
June 1 to June 30, 2020	—	—	—	4,512,000
Total	—		—

(1) In 2019, the Company's Board of Directors authorized a program in which up to $7.5 million of the Company's common stock may be repurchased from time to time in open market transactions, privately negotiated transactions or by other methods.

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
101
The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statement of Income and Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAWSON PRODUCTS, INC.
(Registrant)

Dated:	July 30, 2020	/s/ Michael G. DeCata
Michael G. DeCata President and Chief Executive Officer (principal executive officer)

Dated:	July 30, 2020	/s/ Ronald J. Knutson
Ronald J. Knutson Executive Vice President, Chief Financial Officer, Treasurer and Controller (principal financial and accounting officer)