Form 10-Q
period 2020-09-30
LAWSON PRODUCTS INC/NEW/DE/
filed 2020-10-29
CIK 703604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 OR 15(d) of the Securities Exchange Act of 1934
For quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, $1 par value, as of October 15, 2020 was 9,030,327.

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
•Luther King Capital's significant influence over the Company given its ownership percentage; and
•all other factors discussed in the Company’s “Risk Factors” set forth in its Annual Report on Form 10-K for the year ended December 31, 2019 and in this Quarterly Report on Form 10-Q for the period ended September 30, 2020.

The Company undertakes no obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
Lawson Products, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share data)

	September 30,	December 31,
	2020	2019
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$17,193	$5,495
Restricted cash	802	802
Accounts receivable, less allowance for doubtful accounts of $680 and $593, respectively	47,902	38,843
Inventories, net	62,218	55,905
Miscellaneous receivables and prepaid expenses	5,943	5,377
Total current assets	134,058	106,422

Property, plant and equipment, net	16,596	16,546
Goodwill	36,428	20,923
Deferred income taxes	20,289	21,711
Intangible assets, net	18,727	12,335
Cash value of life insurance	15,400	14,969
Right of use assets	9,513	11,246
Other assets	258	277
Total assets	$251,269	$204,429

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued acquisition liability	$32,476	$—
Accounts payable	22,466	13,789
Lease obligation	4,509	3,830
Accrued expenses and other liabilities	30,808	39,311
Total current liabilities	90,259	56,930

Revolving line of credit	—	2,271
Security bonus plan	11,540	11,840
Deferred compensation	9,847	6,370
Lease obligation	6,693	9,504
Deferred tax liability	6,154	6,188
Other liabilities	5,522	3,325
Total liabilities	130,015	96,428

Stockholders’ equity:
Preferred stock, $1 par value:
Authorized - 500,000 shares, Issued and outstanding — None	—	—
Common stock, $1 par value:
Authorized - 35,000,000 shares Issued - 9,231,598 and 9,190,171 shares, respectively Outstanding - 9,025,617 and 9,043,771 shares, respectively	9,232	9,190
Capital in excess of par value	19,508	18,077
Retained earnings	101,386	86,496
Treasury stock – 205,981 and 146,400 shares, respectively	(7,953)	(5,761)
Accumulated other comprehensive loss	(919)	(1)
Total stockholders’ equity	121,254	108,001
Total liabilities and stockholders’ equity	$251,269	$204,429
See notes to condensed consolidated financial statements.

Lawson Products, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Total revenue	$90,277	$94,779	$253,458	$282,219
Cost of goods sold	43,052	44,205	118,999	131,679
Gross profit	47,225	50,574	134,459	150,540

Operating expenses:
Selling expenses	19,155	21,255	55,445	64,864
General and administrative expenses	26,069	22,873	57,806	72,063
Operating expenses	45,224	44,128	113,251	136,927

Operating income	2,001	6,446	21,208	13,613

Interest expense	(142)	(138)	(329)	(481)
Other income (expense), net	615	(13)	15	798

Income before income taxes	2,474	6,295	20,894	13,930
Income tax expense	736	1,521	6,004	3,703

Net income	$1,738	$4,774	$14,890	$10,227

Basic income per share of common stock	$0.19	$0.53	$1.65	$1.14

Diluted income per share of common stock	$0.19	$0.51	$1.60	$1.09

Weighted average shares outstanding:
Basic weighted average shares outstanding	9,017	8,974	9,017	8,971
Effect of dilutive securities outstanding	313	415	312	399
Diluted weighted average shares outstanding	9,330	9,389	9,329	9,370

Comprehensive income:
Net income	$1,738	$4,774	$14,890	$10,227
Other comprehensive income, net of tax
Adjustment for foreign currency translation	398	(427)	(918)	965
Net comprehensive income	$2,136	$4,347	$13,972	$11,192

See notes to condensed consolidated financial statements.

Lawson Products, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands)
(Unaudited)

	Common Stock		Capital in Excess of Par Value			Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Outstanding Shares	$1 Par Value		Retained Earnings	Treasury Stock
Balance at January 1, 2020	9,043,771	$9,190	$18,077	$86,496	$(5,761)	$(1)	$108,001

Net income	—	—	—	12,533	—	—	12,533
Treasury shares repurchased	(47,504)	—	—	—	(1,756)	—	(1,756)
Adjustment for foreign currency translation	—	—	—	—	—	(2,494)	(2,494)
Stock-based compensation	—	—	451	—	—	—	451
Balance at March 31, 2020	8,996,267	9,190	18,528	99,029	(7,517)	(2,495)	116,735

Net income	—	—	—	619	—	—	619
Adjustment for foreign currency translation	—	—	—	—	—	1,178	1,178
Stock-based compensation	—	—	498	—	—	—	498
Shares issued	11,144	11	3	—	—	—	14
Balance at June 30, 2020	9,007,411	$9,201	$19,029	$99,648	$(7,517)	$(1,317)	$119,044

Net income	—	$—	$—	$1,738	$—	$—	$1,738
Treasury shares repurchased	(12,077)	—	—	—	(436)	—	(436)
Adjustment for foreign currency translation	—	—	—	—	—	398	398
Stock-based compensation	—	—	510	—	—	—	510
Shares issued	30,283	31	(31)	—	—	—	—
Balance at September 30, 2020	9,025,617	$9,232	$19,508	$101,386	$(7,953)	$(919)	$121,254

Lawson Products, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands)
(Unaudited)

	Common Stock		Capital in Excess of Par Value			Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Outstanding Shares	$1 Par Value		Retained Earnings	Treasury Stock
Balance at January 1, 2019	8,955,930	$9,006	$15,623	$77,338	$(1,234)	$(1,560)	$99,173

Change in accounting principle (1)	—	—	—	1,937	—	—	1,937
Net income	—	—	—	4,146	—	—	4,146
Adjustment for foreign currency translation	—	—	—	—	—	675	675
Stock-based compensation	—	—	666	—	—	—	666
Shares issued	6,520	6	(6)	—	—	—	—
Balance at March 31, 2019	8,962,450	9,012	16,283	83,421	(1,234)	(885)	106,597

Net income	—	—	—	1,307	—	—	1,307
Adjustment for foreign currency translation	—	—	—	—	—	717	717
Stock-based compensation	—	—	711	—	—	—	711
Shares issued	20,712	21	(21)	—	—	—	—
Balance at June 30, 2019	8,983,162	$9,033	$16,973	$84,728	$(1,234)	$(168)	$109,332

Net income	—	$—	$—	$4,774	$—	$—	$4,774
Treasury shares repurchased	(35,830)	—	—	—	(1,361)	—	(1,361)
Adjustment for foreign currency translation	—	—	—	—	—	(427)	(427)
Stock-based compensation	—	—	663	—	—	—	663
Shares issued	9,649	10	(10)	—	—	—	—
Balance at September 30, 2019	8,956,981	$9,043	$17,626	$89,502	$(2,595)	$(595)	$112,981

(1)    The Company adopted the ASC No.842, Leases (ASC 842) on January 1, 2019 using the modified retrospective approach. See Note 7 - Leases for further details.

See notes to condensed consolidated financial statements.

Lawson Products, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019

Operating activities:
Net income	$14,890	$10,227

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,660	4,401
Stock-based compensation	(2,767)	7,621
Deferred income taxes	1,454	3,252
Changes in operating assets and liabilities, net of acquisition
Accounts receivable	(2,128)	(7,785)
Inventories	1,101	(1,593)
Prepaid expenses and other assets	(725)	(2,433)
Accounts payable and other liabilities	3,097	(6,193)
Other	441	544
Net cash provided by operating activities	$20,023	$8,041

Investing activities:
Purchases of property, plant and equipment	$(1,311)	$(1,392)
Cash paid for acquisition	(2,300)	—
Net cash used in investing activities	$(3,611)	$(1,392)

Financing activities:
Net payments on revolving line of credit	$(2,271)	$(8,628)
Repurchase treasury shares	(2,192)	(1,361)
Payment of financing lease principal	(192)	(192)
Proceeds from stock option exercises	15	16
Net cash used in financing activities	$(4,640)	$(10,165)

Effect of exchange rate changes on cash and cash equivalents	$(74)	$259

Increase (decrease) in cash, cash equivalents and restricted cash	11,698	(3,257)

Cash, cash equivalents and restricted cash at beginning of period	6,297	12,683

Cash, cash equivalents and restricted cash at end of period	$17,995	$9,426

Cash and cash equivalents	$17,193	$8,626
Restricted cash	802	800
Cash, cash equivalents and restricted cash	$17,995	$9,426

Supplemental disclosure of cash flow information
Net cash paid for income taxes	3,733	458
Net cash paid for interest	295	499
See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Lawson Products, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. In the opinion of the Company, all normal recurring adjustments have been made that are necessary to present fairly the results of operations for the interim periods. Operating results for the three and nine month periods ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

The Company has two operating segments. The first segment, the Lawson operating segment, distributes maintenance, repair and operations ("MRO") products to customers primarily through a network of sales representatives offering vendor managed inventory ("VMI") service to customers throughout the United States and Canada. The second segment, The Bolt Supply House Ltd. ("Bolt Supply") operating segment, distributes MRO products primarily through its branches located in Western Canada. Bolt Supply had 14 branches in operation at the end of the third quarter 2020.

Note 2 - Acquisition

On August 31, 2020, the Company acquired Partsmaster from NCH Corporation. Partsmaster is a leading maintenance, MRO solutions provider that serves approximately 16,000 customers with over 200 sales representatives. The acquisition was made primarily to expand the Company's sales coverage, expand product lines, add experienced sales representatives, and leverage the Company's infrastructure.

The purchase price was $35.3 million in cash and the assumption of certain liabilities. The Company paid $2.3 million of the purchase price in cash at closing and will pay the remaining $33.0 million in May 2021. The payment obligation has been discounted to present value and is recognized as an accrued acquisition liability of $32.5 million in the Company's condensed consolidated balance sheet. Payment has been guaranteed under the Purchase Agreement, and includes the issuance of a $33.0 million irrevocable standby letter of credit. The Company will satisfy the payment obligation with cash on hand and, to the extent necessary, any remaining portion using its existing credit facility.

The purchase price of the acquisition was allocated to the fair value of Partsmaster’s assets and liabilities on the acquisition date. The fair market value appraisals of the majority of the assets and liabilities were determined by a third party valuation firm using management estimates and assumptions including intangible assets of $5.0 million for customer relationships and $2.8 million for trade names, and their estimated useful lives of 10 and 5 years, respectively. The $16.0 million allocated to goodwill reflects the purchase price less the fair market value of the identifiable net assets.

The appropriate fair values of the assets acquired and liabilities assumed are based on preliminary estimates and assumptions. These preliminary estimates and assumptions could change significantly during the purchase price measurement period as the Company finalizes the valuations of the assets acquired and liabilities assumed.

Partsmaster contributed $5.4 million of revenue and $0.4 million of operating income in the third quarter 2020 post-acquisition.

A summary of the initial purchase price allocation of the acquisition is as follows (Dollars in thousands):

Cash paid and payable and liabilities assumed
Cash paid and payable	$34,711
Accounts payable and accrued expenses	4,076
Deferred compensation	2,938
$41,725
Fair value of assets acquired
Goodwill	$15,952
Inventories	7,809
Accounts receivable	7,656
Customer relationships	4,961
Trade names	2,775
Property, plant and equipment	2,201
Other assets	371
$41,725

The following table contains unaudited pro forma revenue and net income for Lawson Products assuming the Partsmaster acquisition closed on January 1, 2019.

	(Dollars in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
Actual	$90,277	$94,779	$253,458	$282,219
Pro forma	101,222	109,174	298,546	332,234

Net income
Actual	$1,738	$4,774	$14,890	$10,227
Pro forma	1,982	4,598	16,312	10,166

The pro forma disclosures in the table above include adjustments for amortization of intangible assets, implied interest expense and acquisition costs to reflect results as if the acquisition of Partsmaster had closed on January 1, 2019 rather than on the actual acquisition date. This pro forma information utilizes certain estimates, is presented for illustrative purposes only and is not intended to be indicative of the actual results of operation. In addition, future results may vary significantly from the results reflected in the pro forma information. The unaudited pro forma financial information does not reflect the impact of future positive or negative events that may occur after the acquisition, such as anticipated cost savings from operating synergies.

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

The Lawson segment, including the recent Partsmaster acquisition, offers a vendor managed inventory ("VMI") service proposition to its customers. A portion of these services, primarily related to stocking of product and maintenance of the MRO inventory, is provided a short period of time after control of the purchased product has been transferred to the customer. Since some components of VMI service have not been provided at the time the control of the product transfers to the customer, that portion of expected consideration is deferred until the time that those services have been provided.

The Bolt Supply segment does not provide VMI services for its customers or provide services in addition to product sales to customers.

In previous financial statements, the Company presented the disaggregated components of total revenue: product revenue and service revenue, along with the cost of sales associated with each of these revenue streams as the service revenues exceeded 10% of consolidated sales. Since the Company qualifies as a smaller reporting company, the Company has elected to discontinue disclosure of the disaggregated components of revenue and cost of sales in its condensed consolidated statements of income and comprehensive income and in the related notes to the condensed consolidated financial statements. This presentation decision is effective beginning with this Quarterly Report on Form 10-Q for the period ended September 30, 2020. For the three and nine months ended September 30, 2019, service revenue of $10.3 million and $29.9 million, respectively, were reported as service revenue which have now been combined as reported within total revenue.

Disaggregated revenue by geographic area follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019

United States	$72,030	$75,160	$202,709	$225,327
Canada	18,247	19,619	50,749	56,892
Consolidated total	$90,277	$94,779	$253,458	$282,219

Disaggregated revenue by product type follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Fastening Systems	22.3%	24.1%	22.7%	24.0%
Specialty Chemicals	13.3%	11.7%	11.7%	11.6%
Fluid Power	12.6%	15.1%	13.2%	15.2%
Cutting Tools and Abrasives	12.2%	13.1%	13.1%	13.1%
Electrical	10.0%	10.4%	10.2%	10.8%
Safety	7.0%	4.7%	6.4%	4.7%
Aftermarket Automotive Supplies	7.0%	7.6%	7.1%	7.9%
Welding and Metal Repair	1.4%	1.3%	1.4%	1.5%
Other	14.2%	12.0%	14.2%	11.2%
Consolidated Total	100.0%	100.0%	100.0%	100.0%

Note 4 — Restricted Cash

The Company has agreed to maintain $0.8 million in a money market account as collateral for an outside party that is providing certain commercial card processing services for the Company. The Company is restricted from withdrawing this balance without the prior consent of the outside party during the term of the agreement.

Note 5 — Inventories, Net

Inventories, net, consisting primarily of purchased goods which are offered for resale, were as follows:

	(Dollars in thousands)
	September 30, 2020	December 31, 2019
Inventories, gross	$67,083	$60,500
Reserve for obsolete and excess inventory	(4,865)	(4,595)
Inventories, net	$62,218	$55,905

Note 6 - Goodwill

Goodwill activity for the first nine months of 2020 and 2019 is included in the table below:

	(Dollars in thousands)
	Nine Months Ended September 30,
	2020	2019
Beginning balance	$20,923	$20,079
Acquisition	15,952	—
Adjustment to original acquisition allocation	—	(12)
Impact of foreign exchange	(447)	515
Ending balance	$36,428	$20,582

The Company performed a quantitative impairment test on the Bolt goodwill as of March 31, 3020 and June 30, 2020. As of June 30, 2020 the Bolt reporting unit's fair value exceeded its carrying value by approximately $5.4 million or 16%. As of

June 30, 2020 goodwill allocated to the Bolt operating unit was $12.8 million. Related to the Lawson reporting unit, the Company performed a qualitative assessment as of March 31, 2020 and June 30, 2020 and determined that it was more likely than not the fair value of the reporting unit exceeded the carrying value of the reporting unit. The Company determined that no triggering event occurred in the third quarter.

Although the Company believes the projected future operating results and cash flows and related estimates regarding the values were based on reasonable assumptions, it is reasonably possible that estimates made may be materially and adversely impacted in the near term as a result of the COVID-19 pandemic, including impairment losses related to goodwill.

Note 7 - Intangible Assets

The gross carrying amount and accumulated amortization by intangible asset class were as follows:

	(Dollars in thousands)
	September 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$11,022	$(2,436)	$8,586	$8,422	$(2,020)	$6,402
Customer relationships	12,181	(2,040)	10,141	7,337	(1,404)	5,933
	$23,203	$(4,476)	$18,727	$15,759	$(3,424)	$12,335

Amortization expense of $1.1 million and $1.0 million related to intangible assets was recorded in General and administrative expenses for the nine months ended September 30, 2020 and 2019, respectively.

As of September 30, 2020, there were no events or circumstances that indicate the carrying value may not be recoverable and thus no recoverability test was required.

Note 8 - Leases

The Company leases property used for distribution centers, office space, and Bolt branch locations throughout the US and Canada, along with various equipment located in distribution centers and corporate headquarters. The Company is also a lessor of its Decatur, Alabama property previously used in conjunction with a discontinued operation.

The expenses and income generated by the leasing activity of Lawson as lessee for the three months ended September 30, 2020 and September 30, 2019 are as follows (Dollars in thousands):

Lease Type	Classification	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019

Consolidated Operating Lease Expense (1)	Operating expenses	$1,262	$1,190

Consolidated Financing Lease Amortization	Operating expenses	63	$60

Consolidated Financing Lease Interest	Interest expense	8	10

Consolidated Financing Lease Expense		71	70

Sublease Income (2)	Operating expenses	—	—
Net Lease Cost		$1,333	$1,260

(1) Includes short term lease expense, which is immaterial
(2) Sublease income from sublease of a portion of the Company headquarters. The sublease was terminated in June 2019 and the Company has no other subleases.

The expenses and income generated by the leasing activity of Lawson as lessee for the nine months ended September 30, 2020 and September 30, 2019 are as follows (Dollars in thousands):

Lease Type	Classification	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Consolidated Operating Lease Expense (1)	Operating expenses	$3,630	$3,532

Consolidated Financing Lease Amortization	Operating expenses	165	159

Consolidated Financing Lease Interest	Interest expense	22	23

Consolidated Financing Lease Expense		187	182

Sublease Income (2)	Operating expenses	—	(160)
Net Lease Cost		$3,817	$3,554

(1) Includes short term lease expense, which is immaterial
(2) Sublease income from sublease of a portion of the Company headquarters. The sublease was terminated in June 2019 and the Company has no other subleases.

The value of the net assets and liabilities generated by the leasing activity of Lawson as lessee as of September 30, 2020 and December 31, 2019 are as follows (Dollars in thousands):

Lease Type	September 30, 2020	December 31, 2019

Total Right Of Use ("ROU") operating lease assets (1)	$8,938	$10,592
Total ROU financing lease assets (2)	575	654
Total lease assets	$9,513	$11,246

Total current operating lease obligation	$4,276	$3,591
Total current financing lease obligation	233	239
Total current lease obligations	$4,509	$3,830

Total long term operating lease obligation	$6,414	$9,133
Total long term financing lease obligation	279	371
Total long term lease obligation	$6,693	$9,504

(1) Operating lease assets are recorded net of accumulated amortization of $5.1 million and $2.4 million as of September 30, 2020 and December 31, 2019, respectively
(2) Financing lease assets are recorded net of accumulated amortization of $0.4 million and $0.2 million as of September 30, 2020 and December 31, 2019, respectively

The value of the lease liabilities generated by the leasing activities of Lawson as lessee as of September 30, 2020 were as follows (Dollars in thousands):

Maturity Date of Lease Liabilities	Operating Leases	Financing Leases	Total

Year one	$4,599	$254	$4,853
Year two	3,780	153	3,933
Year three	1,733	101	1,834
Year four	720	35	755
Year five	175	2	177
Subsequent years	471	—	471
Total lease payments	11,478	545	12,023
Less: Interest	788	33	821
Present value of lease liabilities	$10,690	$512	$11,202

(1)    Minimum lease payments exclude payments to landlord for real estate taxes and common area maintenance $0.7 million

The weighted average lease terms and interest rates of the leases held by Lawson as of September 30, 2020 are as follows:

Lease Type	Weighted Average Term in Years	Weighted Average Interest Rate

Operating Leases	3.1	5.08%
Financing Leases	2.7	5.37%

The cash outflows of the leasing activity of Lawson as lessee for the nine months ending September 30, 2020 are as follows (Dollars in thousands):

Cash Flow Source	Classification	Amount

Operating cash flows from operating leases	Operating activities	$3,072
Operating cash flows from financing leases	Operating activities	22
Financing cash flows from financing leases	Financing activities	192

Note 9 — Credit Agreement

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

In addition to other customary representations, warranties and covenants, the results of the financial covenants are provided below:

Quarterly Financial Covenants	Requirement	Actual
EBITDA to fixed charges ratio	1.15 : 1.00	4.73 : 1.00
Total net leverage ratio	3.25 : 1.00	0.71 : 1.00

The Company was in compliance with all covenants as of September 30, 2020.

During the third quarter of 2020 the Company entered into an amendment to the Credit Agreement which among other items increased the letter of credit basket from $15.0 million to $40.0 million until August 31, 2021 and authorized the Company to incur indebtedness in an amount up to $36.0 million for the acquisition of Partsmaster.

The Company had no outstanding borrowings under its Credit Agreement and $66.0 million of availability under its revolving line of credit facility. The weighted average interest rate was 2.64% and 4.54% for the nine months ended September 30, 2020 and 2019, respectively.

Note 10 - Accrued Acquisition Liability

On August 31, 2020, Lawson acquired Partsmaster from NCH Corporation. As part of the purchase price the Company agreed to pay $33.0 million in May 2021. The payment obligation has been discounted to present value using an implied interest rate of 1.8% and is recognized as a current liability of $32.5 million in the Company's condensed consolidated balance sheet. Payment has been guaranteed under the Purchase Agreement which includes the issuance of a $33.0 million irrevocable standby letter of credit. The accrued acquisition liability is included as outstanding debt in the quarterly financial covenant calculations.

Note 11 - Stock Repurchase Program

In the second quarter of 2019, the Board of Directors authorized a program in which the Company may repurchase up to $7.5 million of the Company's common stock from time to time in open market transactions, privately negotiated transactions or by other methods. In the first quarter of 2020 the Company purchased 47,504 shares of common stock at an average purchase price of $36.93 under the repurchase program. No shares were repurchased in the second or third quarters of 2020 under the Company stock repurchase plan.

Note 12 — Severance Reserve

Changes in the Company’s reserve for severance as of September 30, 2020 and 2019 were as follows:

	(Dollars in thousands)
	Nine Months Ended September 30,
	2020	2019
Balance at beginning of period	$909	$359
Charged to earnings	1,520	1,542
Payments	(1,239)	(925)
Balance at end of period	$1,190	$976

Note 13 — Stock-Based Compensation

The Company recorded stock-based compensation income of $2.8 million and expense of $7.6 million for the first nine months of 2020 and 2019, respectively. A portion of stock-based compensation is related to the change in the market value of the Company's common stock. Stock-based compensation liability of $10.4 million as of September 30, 2020 and $14.9 million as of December 31, 2019 is included in Accrued expenses and other liabilities.

A summary of stock-based awards issued during the nine months ended September 30, 2020 follows:

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

No stock options were excluded from the computation of diluted earnings per share for the three months ended September 30, 2020 or the nine months ended September 30, 2019.

Note 14 — Income Taxes

The Company recorded income tax expense of $6.0 million, a 28.7% effective tax rate for the nine months ended September 30, 2020. The effective tax rate is higher than the U.S. statutory tax rate due primarily to state taxes, recording of reserves for uncertain tax positions, and an inclusion for Global Intangible Low Taxed Income. Income tax expense of $3.7 million, a 26.6% effective tax rate was recorded for the nine months ended September 30, 2019. This effective tax rate was higher than the U.S. statutory rate due primarily to state taxes, income in higher tax jurisdictions and an inclusion for Global Intangible Low Tax Income.

The Company and its subsidiaries are subject to U.S. Federal income tax, as well as income tax of multiple state and foreign jurisdictions. As of September 30, 2020, the Company is subject to U.S. Federal income tax examinations for the years 2017 through 2019 and income tax examinations from various other jurisdictions for the years 2013 through 2019.

Earnings from the Company’s foreign subsidiaries are considered to be indefinitely reinvested. A distribution of these non-U.S. earnings in the form of dividends or otherwise may subject the Company to foreign withholding taxes and U.S. federal and state taxes.

Note 15 — Contingent Liabilities

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

The remediation plan was approved by ADEM in 2018. The plan consists of chemical injections throughout the affected area, as well as subsequent monitoring of the area for three consecutive periods. The injection process was completed in the first quarter of 2019 and the environmental consulting firm is monitoring the affected area. The Company utilized its remaining liability balance in the third quarter of 2020. there may be some additional nominal filing fees that are charged to the Company by the environmental consulting firm and ADEM, however these amounts are expected to be immaterial and will be expensed as incurred. The Company does not expect to capitalize any amounts related to the remediation plan.

Note 16 — Related Party Transaction

During the three and nine months ended September 30, 2020 the Company purchased approximately $0.7 million and $0.9 million, respectively, of inventory from a company owned by an immediate relative of a Board member at fair market value. The Company paid substantially all of the amount owed in the third quarter and therefore immaterial remaining liabilities exist as of September 30, 2020.

Note 17 – Segment Information

The Company operates in two reportable segments. The businesses have been determined to be separate reportable segments because of differences in their financial characteristics and the methods they employ to deliver product to customers. The operating segments are reviewed by the Company’s chief operating decision maker responsible for reviewing operating performance and allocating resources. The Lawson segment primarily relies on its large network of sales representatives to visit the customer at the customers' work location and provide VMI service and produce sales orders for product that is then shipped to the customer. Given the nature of the acquired Partsmaster business, it is included in the Lawson segment for reporting purposes. The Bolt Supply segment primarily sells product to customers through its branch locations. Bolt Supply had 14 branches in operation at the end of the third quarter of 2020.

Financial information for the Company's reportable segments follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
Lawson	$79,806	$83,461	$224,511	$250,895
Bolt Supply	10,471	11,318	28,947	31,324
Consolidated total	$90,277	$94,779	$253,458	$282,219

Gross profit
Lawson	$43,038	$46,148	$123,031	$138,524
Bolt Supply	4,187	4,426	11,428	12,016
Consolidated total	$47,225	$50,574	$134,459	$150,540

Operating income
Lawson	$1,112	$5,377	$19,003	$11,490
Bolt Supply	889	1,069	2,205	2,123
Consolidated total	2,001	6,446	21,208	13,613
Interest expense	(142)	(138)	(329)	(481)
Other income (expense), net	615	(13)	15	798
Income before income taxes	$2,474	$6,295	$20,894	$13,930

Note 18 - COVID-19 Risks and Uncertainties

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

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security ("CARES") Act to provide certain relief as a result of the COVID-19 outbreak. The Company has elected to defer the employer side social security payments in accordance with the CARES Act. The Company will continue to evaluate how the provisions of the CARES Act will impact its financial position, results of operations and cash flows. The Company has utilized the Canadian Emergency Wage Subsidy ("CEWS") Act for both Lawson Canada and Bolt for assistance with hourly employee costs. The CEWS is a program that provides a subsidy of certain eligible wages commencing March 15, 2020 through December 31, 2020 subject to meeting certain criteria. During the second quarter of 2020 the Company recorded $0.9 million in subsidies from the CEWS program which is recognized as a reduction to selling, general and administrative expenses in the consolidated statement of income and comprehensive income. No subsidies were recognized in the three months ended September 30, 2020.

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

The Lawson MRO business model relies upon customer interaction as well as a consistent schedule of onsite visits by our sales representatives to customer locations. The Bolt business model relies on foot traffic in its branch locations. The onset of the COVID-19 pandemic, as well as social distancing guidelines and government mandated shelter in place orders, have negatively impacted the ability of our sales reps to visit our customers and for foot traffic to return to our Bolt branch locations, resulting in an overall negative impact on our business.

The second quarter 2020 financial performance of the Company was substantially negatively impacted as state and local governments throughout the United States and Canada imposed strict COVID-19 related restrictions, including shutdowns of nonessential businesses and stay-at-home orders, particularly in April. These restrictions were relaxed in May and June, and were further relaxed throughout the third quarter. The economic climate in the third quarter improved as non-essential businesses reopened in both limited capacity and full capacity. The relaxed restrictions resulted in increased customer contact and more consistent customer visits for Lawson MRO sales representatives, as well as increased customer visits to Bolt branch locations. The improved economic climate and increased activity of the Lawson MRO and Bolt segments led to a sequential improvement in financial results in the third quarter 2020 compared to the second quarter 2020.

The Company has taken several steps to mitigate the potential negative impacts of COVID-19. The actions taken included, but are not limited to, furloughing employees, reducing base salaries for a period of time, canceling travel and award trips, temporarily consolidating its Suwanee distribution center operations into the McCook facility, eliminating non-critical capital expenditures and eliminating various positions throughout the Company. In the third quarter the Company brought back approximately 70% of the previously furloughed employees. The Company reopened the Suwanee distribution center in a reduced capacity in the third quarter as overall business activity increased.

The Company continues to monitor its balance sheet and liquidity position and is taking actions to protect cash flows from operations, while at the same time managing its operating expenses in relation to current sales trends. At September 30, 2020, the Company had $17.2 million of unrestricted cash and cash equivalents and an additional $66.0 million of borrowing capacity, net of outstanding letters of credit, under its committed credit facility. The Company recorded a liability of $32.5 million in relation to the acquisition of Partsmaster.

The Company will continue to closely monitor the operating environment and will take appropriate actions to protect the safety for its employees, customers and suppliers while continuing to meet its working capital needs and remain in compliance with its debt covenants.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Partsmaster Acquisition

In September 2020, we acquired Partsmaster, a leading Maintenance, Repair and Operations ("MRO") distributor from NCH Corporation. Partsmaster has over 200 sales representatives and serves approximately 16,000 customers throughout the United States and Canada. We also assumed the lease on the Partsmaster distribution center located in Greenville, Texas, and we will continue to fulfill orders from this facility as we integrate Partsmaster into our MRO segment operations.

The purchase price of the acquisition was $35.3 million in cash and the assumption of certain liabilities. We paid $2.3 million at the time of the acquisition and we will pay the remaining $33.0 million in May 2021. We plan to pay the remaining portion of the purchase price with cash on hand and, as necessary, any remaining portion using our existing credit facility. The liabilities assumed include approximately $2.9 million relating to deferred employee compensation and $4.1 million of accounts payable and other accrued liabilities.

Assets acquired and liabilities assumed as a result of the acquisition were accounted for at their fair value on the acquisition date. The identified assets include $5.0 million of intangible assets for customer relationships and $2.8 million for trade names with estimated useful lives of 10 years and 5 years, respectively. Goodwill of $16.0 million related to this acquisition reflects the purchase price less the fair market value of the identifiable assets. The appropriate fair values of the assets acquired and liabilities assumed are based on preliminary estimates and assumptions. These preliminary estimates and assumptions could change significantly during the purchase price measurement period as we finalize the valuations of the assets acquired and liabilities assumed.

Additional information related to the Partsmaster acquisition is provided in Note 2 - Acquisition in the notes to the consolidated financial statements.

COVID-19 Pandemic

In March 2020, the World Health Organization declared a new strain of coronavirus (“COVID-19”) a pandemic. The COVID-19 pandemic continues to negatively impact the global economy by disrupting global supply chains and financial markets and has negatively impacted our operational and financial performance, including the ability of our sales representatives to call on customers in person and perform VMI services at customer locations. The Bolt Supply House saw a decline in sales in the second quarter and third quarter as the ability of customers to visit branch locations was restricted and certain customers temporarily closed. The continued impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and spread of the pandemic and related restrictions on travel and transports, all of which remain uncertain. An extended period of global supply chain and economic disruption could materially affect our business, sales, results of operations and financial condition.

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
The pandemic has negatively impacted our current operations and may negatively impact our future financial results, liquidity and overall performance. Additionally, it is possible that estimates made in support of our financial statements may be materially and adversely impacted in the near term as a result of these conditions, including delay in payment of receivables, impairment losses related to goodwill and other long-lived assets, and inability to utilize deferred tax assets.

The economic climate in the third quarter has improved as many nonessential businesses have reopened in both limited capacity and full capacity. The relaxed restrictions have resulted in increased customer contact and more consistent customer visits for Lawson MRO sales representatives and customers were also allowed in Bolt branch locations. The improved economic climate and increased activity of the Lawson MRO and Bolt segments led to a sequential improvement in financial results in the third quarter of 2020 compared to the second quarter of 2020. However, restrictions related to the COVID-19 pandemic and a downturn in the oil and gas industry has led to lower sales and operating income compared to the third quarter of 2019.

We continue to take action to mitigate the potential negative impacts of COVID-19. The actions taken included, but are not limited to, furloughing employees, reducing base salaries for a period of time and incentive awards, canceling travel and award trips, temporarily consolidating our Suwanee distribution center operations into the McCook facility eliminating non-critical capital expenditures and eliminating various positions throughout the Company. In the third quarter we brought back approximately 70% of the previously furloughed employees and reopened our Suwanee distribution center in a reduced capacity as overall business activity increased.

We continue to monitor our balance sheet and liquidity position and take actions to protect our cash flows from operations while at the same time managing our operating expenses in relation to current sales trends. At September 30, 2020, we had $17.2 million of unrestricted cash and cash equivalents and an additional $66.0 million of borrowing capacity, net of outstanding letters of credit. Our outstanding letters of credit include a letter of credit for $33.0 million for the remaining payment of the Partsmaster acquisition.

We will continue to closely monitor the overall economic and operating environment and we will take appropriate actions to protect the safety of our employees, customers and suppliers while continuing to meet our working capital needs and remain in compliance with our debt covenants. While COVID-19 has negatively impacted our sales, cost control measures and ability to effectively service our customers, we have continued to generate positive cash flow that has enabled us to maintain a strong financial position. We plan to continue to respond to pandemic developments in a prompt and disciplined manner with an emphasis on maintaining our strong financial position.

Sales Drivers

The MRO distribution industry is highly fragmented. We compete for business with several national distributors as well as a large number of regional and local distributors. The MRO business is significantly impacted by the overall strength of the manufacturing sector of the U.S. economy which has been significantly affected by the COVID-19 pandemic. One measure used to evaluate the strength of the industrial products market is the PMI index published by the Institute for Supply Management, which is considered by many economists to be a reliable near-term economic barometer of the manufacturing sector. A measure above 50 generally indicates expansion of the manufacturing sector while a measure below 50 generally represents contraction. The average monthly PMI was 55.2 in the third quarter of 2020 compared to 49.4 in the third quarter of 2019. The third quarter 2020 PMI of 55.2 follows a second quarter PMI of 45.7 and a first quarter PMI of 50.0. This high degree of volatility in 2020, primarily reflecting the effect of the COVID-19 pandemic on the current economic environment, makes this indicator more difficult to interpret in measuring year over year economic growth.

Our sales are also affected by the number of sales representatives and their productivity. The acquisition of Partsmaster in September increased our sales force by approximately 200 sales representatives in September 2020 and contributed a weighted average of 67 sales representatives to the sales force head count in the third quarter 2020. Including the Partsmaster sales representatives, the average sales rep headcount for the quarter was 993 sales representatives in the third quarter of 2020 compared to 989 sales representatives during the third quarter of 2019.

Lawson segment sales representative productivity, measured as sales per rep per day and including the Partsmaster sales reps, decreased 4.6% to $1,249 in the third quarter of 2020 from $1,309 in the third quarter of 2019. Partsmaster contributed $5.4 million in sales in the third quarter. The decrease in sales rep productivity compared to the third quarter of 2019 was primarily driven by the negative impacts of COVID-19 and the downturn in the oil and gas industry. We anticipate the size of our sales force to increase slightly for the remainder of 2020, however, the size of our sales force will be influenced by the performance of the overall economy. We also plan to continue to concentrate our efforts on increasing the productivity of our existing and acquired sales representatives.

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

Adjusted operating income is defined by us as GAAP operating income excluding stock-based compensation, severance expenses and acquisition costs in the period in which these items are incurred.

Operating income was $2.0 million for the third quarter of 2020 compared to $6.4 million for the third quarter of 2019. Excluding stock-based compensation, severance expense and acquisition costs, adjusted non-GAAP operating income was $7.7 million in the third quarter of 2020 compared to $8.9 million in the third quarter of 2019, driven by decreased sales due to the COVID-19 pandemic, partially offset by inclusion of Partsmaster adjusted operating income of $0.4 million in the third quarter of 2020. Operating income was $21.2 million for the first nine months of 2020 compared to $13.6 million for the first nine months of 2019. Excluding stock-based compensation, severance expense and acquisition costs, adjusted non-GAAP operating income was $20.5 million in the first nine months of 2020 compared to $22.8 million in the first nine months of 2019.

Reconciliation of GAAP Operating Income to Adjusted Non-GAAP Operating Income (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2020	2019	2020	2019

Operating income as reported by GAAP	$2,001	$6,446	$21,208	$13,613
Stock based compensation (1)	4,746	2,374	(2,767)	7,621
Severance expense	488	30	1,520	1,542
Acquisition costs	473	—	555	—
Adjusted non-GAAP operating income	$7,708	$8,850	$20,516	$22,776

(1)    Expense for stock-based compensation, of which a portion varies with the Company's stock price

Quarter ended September 30, 2020 compared to quarter ended September 30, 2019

	2020		2019
(Dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales

Revenue	$90,277	100.0%	$94,779	100.0%
Cost of goods sold	43,052	47.7%	44,205	46.6%
Gross profit	47,225	52.3%	50,574	53.4%

Operating expenses:
Selling expenses	19,155	21.2%	21,255	22.4%
General and administrative expenses	26,069	28.9%	22,873	24.2%
Total operating expenses	45,224	50.1%	44,128	46.6%

Operating income	2,001	2.2%	6,446	6.8%

Interest expense	(142)	(0.2)%	(138)	(0.1)%
Other income (expenses), net	615	0.7%	(13)	(0.1)%

Income before income taxes	2,474	2.7%	6,295	6.6%

Income tax expense	736	0.8%	1,521	1.6%

Net income	$1,738	1.9%	$4,774	5.0%

Revenue and Gross Profits

	Three Months Ended September 30,		Increase/(Decrease)
(Dollars in thousands)	2020	2019	Amount	%

Revenue
Lawson	$79,806	$83,461	$(3,655)	(4.4)%
Bolt Supply	10,471	11,318	(847)	(7.5)%
Consolidated	$90,277	$94,779	$(4,502)	(4.7)%

Gross profit
Lawson	$43,038	$46,148	$(3,110)	(6.7)%
Bolt Supply	4,187	4,426	(239)	(5.4)%
Consolidated	$47,225	$50,574	$(3,349)	(6.6)%

Gross profit margin
Lawson	53.9%	55.3%
Bolt Supply	40.0%	39.1%
Consolidated	52.3%	53.4%

Total sales decreased 4.7% to $90.3 million in the third quarter of 2020 compared to $94.8 million in the third quarter of 2019. Sales were negatively impacted by the effect of the COVID-19 pandemic and a downturn in the oil and gas industry, partially offset by the contribution of $5.4 million of sales from Partsmaster in the third quarter 2020. Sales productivity, measured as sales per rep per day, decreased 4.6% in the third quarter of 2020 compared to the same quarter of 2019, primarily driven by the COVID-19 pandemic. Bolt Supply sales were also negatively impacted by COVID-19 compared to the prior year quarter. Consolidated average daily sales increased on a sequential basis throughout the third quarter, from $1.294 million in July to $1.315 million in August and $1.629 million in September as the economy continued to improve. Partsmaster contributed $0.257 million in average daily sales in September. Average daily sales declined 4.7% to $1.411 million in the third quarter of 2020 compared to $1.481 million in the prior year quarter. Partsmaster contributed $0.085 million of average daily sales in the third quarter 2020. Both the third quarter of 2020 and 2019 had 64 selling days.

Gross Profit

Reported gross profit decreased $3.3 million to $47.2 million in the third quarter of 2020 compared to $50.6 million as a result of the sales decline. Partsmaster contributed $3.6 million to reported gross profit in the third quarter of 2020 before giving effect to service costs. Consolidated gross profit as a percent of sales was 52.3% in the third quarter of 2020 compared to 53.4% in the prior year quarter. Gross profit as a percentage of sales generated by sales representative acquired from Partsmaster was 66.8% before giving affect to service related costs. The organic Lawson MRO segment gross margin as a percent of sales declined to 58.8% in the third quarter of 2020 compared to 60.9% a year ago quarter before giving effect to the service-related costs, as a result of de-leveraging of fixed distribution costs over a lower sales base, a shift to lower margin products in the quarter and higher net transportation costs.

Selling, General and Administrative Expenses

	Three Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2020	2019	Amount	%

Selling expenses
Lawson	$18,373	$20,402	$(2,029)	(9.9)%
Bolt Supply	782	853	(71)	(8.3)%
Consolidated	$19,155	$21,255	$(2,100)	(9.9)%

General and administrative expenses
Lawson	$23,553	$20,369	$3,184	15.6%
Bolt Supply	2,516	2,504	12	0.5%
Consolidated	$26,069	$22,873	$3,196	14.0%

Selling expenses consist of compensation and support for our sales representatives. Selling expenses were $19.2 million in the third quarter of 2020 compared to $21.3 million in the prior year quarter and, as a percent of sales, decreased to 21.2% from 22.4% in the third quarter of 2019. The decrease in selling expense is primarily related to reduced sales compensation driven by lower sales and lower travel related expenses. Partsmaster contributed $1.6 million to selling expense in the third quarter 2020.

General and administrative expenses consist of expenses to operate our distribution network and overhead expenses to manage the business. General and administrative expenses increased to $26.1 million in the third quarter of 2020 from $22.9 million in the prior year quarter. The increased General and administrative expense was driven by an increase in stock-based compensation expense of $2.4 million, inclusion of Partsmaster expenses of $1.5 million, increased severance of $0.5 million, and acquisition costs of $0.5 million. These items were partially offset by lower compensation costs.

Interest Expense

Interest expense was $0.1 million in the third quarter of 2020, which was flat compared to the third quarter of 2019.

Other Income, Net

Other income, net increased $0.6 million in the third quarter of 2020 over the prior year quarter primarily due to Canadian currency exchange rate effect.

Income Tax Expense

Income tax expense was $0.7 million, resulting in a 29.7% effective tax rate for the three months ended September 30, 2020 compared to an income tax expense of $1.5 million and an effective tax rate of 24.2% for the three months ended September 30, 2019.

Nine months ended September 30, 2020 compared to September 30, 2019

	2020		2019
(Dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales

Revenue	$253,458	100.0%	$282,219	100.0%
Cost of goods sold	118,999	47.0%	131,679	46.7%
Gross profit	134,459	53.0%	150,540	53.3%

Operating expenses:
Selling expenses	55,445	21.9%	64,864	23.0%
General and administrative expenses	57,806	22.8%	72,063	25.5%
Total operating expenses	113,251	44.6%	136,927	48.5%

Operating income	21,208	8.4%	13,613	4.8%

Interest expense	(329)	(0.1)%	(481)	(0.2)%
Other income (expense), net	15	(0.1)%	798	0.3%

Income before income taxes	20,894	8.2%	13,930	4.9%

Income tax expense	6,004	2.3%	3,703	1.3%

Net income	$14,890	5.9%	$10,227	3.6%

Revenue and Gross Profit

	Nine Months Ended September 30,		Increase/(Decrease)
(Dollars in thousands)	2020	2019	Amount	%

Revenue
Lawson	$224,511	$250,895	$(26,384)	(10.5)%
Bolt Supply	28,947	31,324	(2,377)	(7.6)%
Consolidated	$253,458	$282,219	$(28,761)	(10.2)%

Gross profit
Lawson	$123,031	$138,524	$(15,493)	(11.2)%
Bolt Supply	11,428	12,016	(588)	(4.9)%
Consolidated	$134,459	$150,540	$(16,081)	(10.7)%

Gross profit margin
Lawson	54.8%	55.2%
Bolt Supply	39.5%	38.4%
Consolidated	53.0%	53.3%

Revenue

Revenue for the nine months ended September 30, 2020 decreased 10.2% to $253.5 million from $282.2 million for the nine months ended September 30, 2019. All customer sales categories have been negatively impacted by the effect of the COVID-19 pandemic which began in March 2020. The decrease in sales compared to the prior year was partially offset by $5.4 million of sales from the inclusion of Partsmaster in the third quarter 2020. Average daily sales decreased 10.7% to $1.320 million in the first nine months of 2020 compared to $1.478 million in the prior year period with one more selling day in the current year to date period compared to the corresponding prior year period.

Gross Profit

Gross profit decreased to $134.5 million in the first nine months of 2020 compared to $150.5 million in the first nine months of 2019, primarily driven by decreased sales, partially offset by lower service costs classified as cost of goods sold and the inclusion of the Partsmaster acquisition. Consolidated gross profit as a percent of sales was 53.0% compared to 53.3% a year ago. The organic Lawson MRO segment gross margin as a percent of sales was 59.8% in the first nine months of 2020 compared to 60.7% a year ago.

Selling, General and Administrative Expenses

	Nine Months Ended September 30,		Decrease
(Dollars in thousands)	2020	2019	Amount	%

Selling expenses
Lawson	$53,222	$62,334	$(9,112)	(14.6)%
Bolt Supply	2,223	2,530	(307)	(12.1)%
Consolidated	$55,445	$64,864	$(9,419)	(14.5)%

General and administrative expenses
Lawson	$50,816	$64,700	$(13,884)	(21.5)%
Bolt Supply	6,990	7,363	(373)	(5.1)%
Consolidated	$57,806	$72,063	$(14,257)	(19.8)%

Selling expenses decreased to $55.4 million for the first nine months of 2020 from $64.9 million in the first nine months of 2019 and, as a percent of sales, decreased to 21.9% in the first nine months of 2020 from 23.0% a year ago. The decrease in selling expense is primarily related to reduced sales compensation driven by lower sales and a reduction in travel related expenses in the third quarter. These declines were partially offset by the inclusion of $1.7 million of selling expenses from the Partsmaster acquisition.

General and administrative expenses decreased to $57.8 million in the first nine months of 2020 from $72.1 million in the prior year period primarily due to a decrease in stock-based compensation expense of $10.4 million, a portion of which varies with the Company stock price. Lower employee compensation, travel expenses and other cost control measures put in place as a result of COVID-19 also contributed to the decline. These declines were partially offset by the inclusion of $1.5 million of general and administrative expenses from the Partsmaster acquisition.
Interest Expense

Interest expenses decreased $0.2 million in the first nine months of 2020, due primarily to decreased average outstanding borrowings compared to the prior year.

Other Income (Expense), Net

Other income (expense), net decreased $0.8 million in the first nine months of 2020, primarily due to Canadian currency exchange rate effect.

Income Tax Expense

Income tax expenses were $6.0 million resulting in a 28.7% effective tax rate for the first nine months of 2020 compared to income tax expense of $3.7 million and a 26.6% effective tax rate for the first nine months of 2019.

Liquidity and Capital Resources

Available cash and cash equivalents were $17.2 million on September 30, 2020 compared to $5.5 million on December 31, 2019. Net cash generated from operations for the nine months ended September 30, 2020 was $20.0 million, primarily due to operating earnings and the Company managing working capital. Net cash generated from operations for the nine months ended September 30, 2019 was $8.0 million, primarily due to operating earnings offset by an increase in working capital to support higher sales.
In the third quarter of 2020, the Company paid $2.3 million in cash related to the Partsmaster acquisition. Capital expenditures were $1.3 million and $1.4 million for the nine month periods ended September 30, 2020 and 2019, respectively, primarily for improvements to our distribution centers and information technology.

We used $4.6 million of cash in financing activities in the first nine months of 2020, primarily to repurchase shares of common stock and to pay down the revolving line of credit. No dividends were paid to shareholders in the nine months ended September 30, 2020 and 2019.

In 2019, our Board of Directors authorized a program in which we may repurchase up to $7.5 million of our common stock from time to time in open market transactions, privately negotiated transactions or by other methods. In the first quarter of 2020 we purchased 47,504 shares of our common stock at an average purchase price of $36.93, under the repurchase program. No shares were repurchased under this program in the second and third quarters. In the third quarter of 2020, we repurchased 12,077 shares of our common stock at an average price of $36.07, for the purpose of satisfying tax withholding obligations of certain employees upon the vesting of their Company issued restricted stock units.

Loan Agreement

On September 30, 2020, we had $66.0 million of borrowing availability remaining, net of outstanding letters of credit, under our Credit Agreement. Our outstanding letters of credit include a $33.0 million letter of credit to secure the remaining payment for the Partsmaster acquisition. We had no outstanding borrowing under our Credit Agreement as of September 30, 2020.

Along with certain standard terms and conditions of our Credit Agreement, we are able to borrow up to 3.25 times its EBITDA, as defined, and a minimum fixed charge ratio, as defined, of 1.15. As of September 30, 2020, we were in compliance with all covenants.

While we were in compliance with our financial covenants included in our Credit Agreement for the quarter ended September 30, 2020, failure to meet the covenant requirements of the Credit Agreement in future quarters could lead to higher financing costs, increased restrictions, or reduce or eliminate our ability to borrow funds and could have a material adverse effect on our business, financial condition and results of operations.

We believe cash provided by operations and funds available under our Credit Agreement are sufficient to fund our operating requirements, strategic initiatives and capital improvements, including the potential impact of COVID-19 over the next twelve months although we cannot provide assurance that events beyond our control will not have a material adverse impact on our liquidity.

Partsmaster Acquisition Liability

As a part of the Partsmaster acquisition, payment of $33.0 million is due to the sellers in May 2021. The payment has been guaranteed under the Purchase Agreement, which includes the issuance of a $33.0 million irrevocable standby letter of credit. Payment will be made with cash on hand and, as necessary, any remaining portion using our existing credit facility. The $33.0 million obligation has been discounted to present value and is recognized as a current liability of $32.5 million in our condensed consolidated balance sheet as of September 30, 2020.

.

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

The Company is in the process of integrating Partsmaster, which was acquired from NCH Corporation on August 31, 2020, into its overall internal control over financial reporting. Management elected to exclude the internal controls of Partsmaster from its assessment of the effectiveness of internal control over financial reporting for the quarter ended September 30, 2020, as permitted by the SEC's interpretive guidance. Partsmaster constituted 17% of total assets as of September 30, 2020 and 2% of revenue and less than 2% of operating income in the first nine months of 2020.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the first quarter of 2020, our business was defined by the state of Illinois as an essential businesses, allowing us to operate during the pandemic. A change in this status could result in the temporary closure of our business. Additionally the COVID-19 pandemic could result in a temporary closure of any or all of our distribution facilities or the Bolt branch locations, which would negatively impact our operations. Other disruptions to our supply chain such as reduced capacity or temporary shutdowns of freight carriers could also negatively impact Company performance.

Our sales results have been and are expected to be negatively impacted in the future by any social distancing guidelines and government mandated shelter in place orders that would prevent our sales representatives in our MRO business segment from visiting customers in person. Shelter in place orders also reduce customer visits to our Bolt branch locations. The reduction of operations and temporary shut down by many of our customers in response to COVID-19 has also negatively impacted sales and our ability to collect on existing credit balances, and we expect to be impacted by those reductions and shut downs in the future. Further, vendors who are negatively impacted by COVID-19 may temporarily shut down operations or have difficulty obtaining inventory, which could negatively impact our ability to fulfill customer orders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the repurchases of the Company's common stock for the three months ended September 30, 2020.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 to July 31, 2020	357	$31.25	—	$4,512,000
August 1 to August 31, 2020	11,720	36.22	—	4,512,000
September 1 to September 30, 2020	—	—	—	4,512,000
Total	12,077		—

(1)    These shares were purchased for the purpose of satisfying tax withholding obligations of certain employees upon the vesting of market stock units granted to them by the Company.

(2)    In 2019, the Company's Board of Directors authorized a program in which up to $7.5 million of the Company's common stock may be repurchased from time to time in open market transactions, privately negotiated transactions or by other methods. No shares were repurchased in the open market during the third quarter under this program.

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
101
The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statement of Income and Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAWSON PRODUCTS, INC.
(Registrant)

Dated:	October 29, 2020	/s/ Michael G. DeCata
Michael G. DeCata President and Chief Executive Officer (principal executive officer)

Dated:	October 29, 2020	/s/ Ronald J. Knutson
Ronald J. Knutson Executive Vice President, Chief Financial Officer, Treasurer and Controller (principal financial and accounting officer)