Form 10-K
period 2020-12-31
LAWSON PRODUCTS INC/NEW/DE/
filed 2021-02-26
CIK 703604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐ No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐      No  ☑
Indicate by check mark whether the registrant (l) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑      No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑      No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer	☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting Company	☑
	Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☑
The aggregate market value of the registrant’s voting stock held by non-affiliates on June 30, 2020, based upon the closing price of the registrant's Common Stock on that date, was approximately $141,259,000.
As of January 31, 2021, 9,061,039 shares of Common Stock were outstanding.
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

Industry and Competition

The MRO market is comprised of companies that buy and stock products in bulk and supply these products to customers on an as needed basis. The customer benefits from our knowledge and the convenience of ordering smaller quantities maintained by us. We estimate that total current annual revenue generated by the North American MRO marketplace exceeds $150 billion.

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

Our MRO distribution process normally entails the purchase of product from suppliers in bulk for delivery to our packaging and distribution facility in McCook, Illinois (“McCook Facility”) for possible repackaging, labeling or cross-docking. Product is then either stocked at the McCook Facility or delivered to one of our strategically located distribution centers. As orders are received, product is picked, packed and shipped to our customers. Many factors affect the efficiency of this process including the physical design of the distribution centers, the extent of automation, routing logistics, the number of times the product needs to be handled, transportation costs and the flexibility to meet the specific requirements of our customers.

On August 31, 2020, the Company acquired Partsmaster from NCH Corporation. Partsmaster is a leading maintenance, MRO solutions provider that serves approximately 16,000 customers and approximately 200 sales representatives. The acquisition was made primarily to expand the Company's sales coverage, expand product lines, add experienced sales representatives, and leverage the Company's infrastructure.

Bolt Segment

The Bolt operating segment primarily delivers products to its customers through 14 branches located in Alberta, Saskatchewan, Manitoba, and British Columbia, Canada. Bolt generates sales from walk up business at its branch locations and through its sales team, phone, fax or the Internet. Bolt inventory is delivered to the packaging and distribution facility in Calgary, Alberta, and then distributed to each branch location. Sales generated via its sales team or through phone, fax or Internet orders are primarily shipped from one of the branch locations to the customer. The majority of Bolt's customers are located in the geographic vicinity of the branches. Bolt generally does not offer VMI services to its customers. Bolt generated 11.0% of the Company's annual 2020 sales. Bolt product offerings are listed on the Bolt website and are available in each of the branch locations.

Customers

During 2020, the Lawson segment sold products to over 84,000 identified customers and the Bolt segment sold products to approximately 12,000 identified customers in addition to the walk up customers at its 14 branch locations. Our largest customer accounted for approximately three percent of net sales. In 2020, approximately 81% of our net sales were generated in the United States and approximately 19% in Canada. The percentage of sales in Canada slightly decreased in 2020 compared to 2019 primarily due to the inclusion of Partsmaster sales, the majority of which occurred in the US. Our customers operate in a variety of industries including automotive repair, commercial vehicle maintenance, government, manufacturing, food processing, distribution, construction, oil and gas, mining, wholesale, service and others. Although seasonality is not significant in our business, due to fewer selling days and less activity during the holiday season, net sales in the fourth quarter are historically lower than the first three quarters of the year.

Our customers include a wide range of purchasers of industrial supply products from small repair shops to large national and governmental accounts. Historically, we have been very effective selling to and servicing small and medium sized customer locations that value our service approach.

Products

Our product offerings are listed on our websites and in catalogs distributed to our customers. Sales percentages by broad product categories of our product mix in 2020 were as follows:

Product Category	Percentage
Fastening systems	22%
Cutting tools and abrasives	14%
Fluid power	13%
Specialty chemicals	11%
Electrical	10%
Aftermarket automotive supplies	7%
Safety	6%
Welding and metal repair	2%
Other	15%
100%

The Lawson segment offers over 357,000 different products for sale of which over 89,000 products are maintained in our distribution centers. The Partsmaster acquisition contributed approximately 201,000 different products for sale including items not stored in their distribution center. We strive to carry sufficient inventory to ensure product availability and rapid processing of customer orders. Accurate forecasting of customer demand is essential to establish the proper level of inventory for each product. Inventory levels need to be sufficient to meet customer demand while avoiding the costs of stocking excess items.

During 2020, our Lawson segment purchased products from approximately 3,100 suppliers and no single supplier accounted for more than four percent of our purchases. The loss of one of our core suppliers could affect our operations by hindering our ability to provide full service to our customers.

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

Bolt offers approximately 40,000 different core products for sale of which approximately 19,000 products are maintained in the Calgary distribution center. The majority of inventory is kept in the Calgary distribution center, with each branch maintaining appropriate inventory levels for their business needs.

Human Capital Resources

General Employee Information

Our organization supports a culture of continuous improvement and emphasizes the importance of addressing the needs of our customers. We require our employees to act with integrity in every aspect of our business while encouraging them to be results driven, team oriented and progressive.

On December 31, 2020, our combined workforce included approximately 1,910 individuals, comprised of approximately 1,300 in sales and marketing, approximately 470 in operation and distribution and approximately 140 in management and administration. Approximately 1,750 of the 1,910 individuals are within the Lawson segment and the remaining are within Bolt. Approximately 8% of the workforce is covered by three collective bargaining agreements. We believe that our relations with our employees and their collective bargaining organizations are good.

Sales Team

On December 31, 2020, the Lawson sales and marketing team consisted of approximately 1,300 individuals focused on servicing existing customers, identifying new customers, providing customer service support and providing on-site customer service. Of the total sales team, 1,090 are sales representatives who are primarily organized into geographical regions. The performance of each region is the responsibility of a Regional Sales Director. Each region is further divided into geographically defined districts. The performance of each district is the responsibility of a District Sales Manager who reports to the Regional Sales Director. Our District Sales Managers work with the sales representatives to generate sales from new and existing customers. Lawson also has a team dedicated to the acquisition of larger national and mid-market accounts and a team dedicated to serving governmental accounts. The national accounts are comprised of multi-location customers with a national scope.

Sales force growth is a driver of our business. Increased sales coverage throughout the United States and Canada directly impacts our success as an organization. The Company is focused on identifying and recruiting individuals who are a good fit for our sales organization and providing them the tools needed to succeed. When these employees are hired, they participate in a training program to learn the products and processes of Lawson and also the history, values and culture of the Company. This sales training program allows the new sales representatives to assimilate into the Company and learn the most successful ways to call on potential customers, maintain relationships with existing customers, and provide the proper products and VMI services to ensure that the customers needs are met.

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

While recruitment of new sales representatives is important, the goal of this process is to ensure the sales representatives who are brought on board will be members of the Lawson team for the long term. Our experience has proven that a sales representative becomes more successful and generates more sales for the Company the longer they are a part of Lawson. Longer tenured sales representatives form deeper relationships with customers, which results in customers relying on the Lawson sales representative for a larger share of their MRO needs. Reducing sales force churn and ensuring sales representatives can grow and reach their full potential over the long term is a focus of the Lawson leadership team. The sales leadership team is in regular contact with Regional Sales Directors, District Sales Managers and experienced sales representatives to discuss the challenges our sales representatives face in generating sales and how the Company can support them. The Company regularly reviews the performance of sales representatives and determines how to manage underperforming sales representatives and territories.

In August 2020, we acquired Partsmaster, a leading MRO distributor from NCH Corporation ("NCH"). At the time of acquisition Partsmaster had approximately 200 sales representatives throughout the United States and Canada. Partsmaster is an example of the acquisition strategy pursued by Lawson in recent years. Our acquisition strategy targets companies who are a good cultural fit and include organizations whose sales representatives will improve our sales coverage in underserved territories and allow us to generate additional sales by leveraging their existing customer relationships.

The majority of Bolt sales are made from its 14 branch locations. Bolt has approximately 23 sales territory managers who serve companies and professional tradespeople throughout Western Canada. In 2017, Bolt began requiring members of the sales teams to be certified as Certified Sales Professionals for the Canadian Professional Sales Association. All newly-hired sales team members are required to receive and maintain the same certification.

COVID-19 Impact on Human Capital

The Company’s response to the COVID-19 pandemic is evidence that the Company can take the necessary steps to ensure the safety of our employees and still fulfill the needs of its customers and other stakeholders. The unique circumstances of the COVID-19 pandemic negatively impacted the ability of Lawson MRO sales reps and the Bolt branch locations to fulfill their duties during 2020. The second quarter 2020 performance of the Company was negatively impacted as state and local governments throughout the United States and Canada imposed strict COVID-19 related restrictions, including shutdowns of nonessential businesses and stay-at-home orders. The Lawson MRO business model relies upon customer interaction as well as a consistent schedule of onsite visits by our sales representatives to customer locations. The Bolt business model relies on foot traffic in its branch locations. The onset of the COVID-19 pandemic, as well as social distancing guidelines and government mandated shelter in place orders, have negatively impacted the ability of our sales reps to visit our customers and for foot traffic to return to our Bolt branch locations, resulting in an overall negative impact on our business. A large portion of Lawson corporate employees began to work remotely at the onset of the pandemic in March 2020 to limit exposure to the virus. Many of these employees continue to work from home.

In response to the onset of the COVID-19 pandemic, sales representatives contacted customers via phone, e-mail and other electronic means, who were deemed essential businesses and therefore allowed to remain open during this time. As COVID-19 related restrictions were relaxed, Lawson MRO sales representatives began to safely visit customers and call on new customers, while following social distancing guidelines and limiting potential exposure to the virus. In addition, Bolt branch locations began to offer curbside pickup in the second quarter of 2020 and continue to do so. As COVID-19 restrictions were relaxed, the Company was able to operate in a more stable environment. Lawson MRO sales representatives have continued to safely visit customer locations, develop strong relationships and provide excellent service to existing customers, and generate new customer relationships while following COVID-19 related restrictions and social distancing guidelines. Bolt branch locations continue to safely operate while following social distancing guidelines and allowing customers into stores. The Company will continue to navigate through the COVID-19 pandemic with a focus on the safety of its team members.

Strategic Focus

In 2021, we intend to grow our sales organically, pursue acquisitions and further improve our operations to make Lawson our customers' first choice for products, services and solutions that improve their operating performance.

Our sales are impacted by the size of our sales team, their productivity and their territorial coverage. Our plan to expand the sales force is designed by identifying under-served territories that offer the greatest growth potential, locate and recruit talented sales representatives, provide them with the proper training, and successfully integrate them into our organization.

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

In addition to organic growth, we plan to continue to actively pursue acquisition opportunities that we believe will be financially accretive to our organization. Lawson plans to continue to explore growth opportunities in the MRO space that provide different channels to reach customers, increase sales and generate positive results.

In order to improve our operations, we utilize a Lean Six Sigma approach, which is a set of tools that allow a project team to analyze and improve selected business processes. The project teams work with the process owners to develop statistical measures to evaluate the effectiveness of the process, document the current components and process flow, examine the root cause of defects and effect of current operations, design and implement new ways to improve performance and then measure the results for effectiveness. The Lean Six Sigma process is ingrained in our culture as we have had over 100 employees complete Lean Six Sigma training over the past five years and plan to continue this training program in the years to come.

We believe our emphasis on continuous improvement will lead to further reductions in error rates, increased processing speed, reduction in cycle times, standardization of procedures and elimination of waste. This will enable us to become a more efficient and effective organization which provides our customers with the best purchasing experience possible.

The acquisition of Partsmaster represents an important step in our acquisition strategy. Partsmaster is a strong strategic fit with a successful VMI business model and product offerings complementary to the Company. The addition of the Partsmaster sales force has increased our coverage throughout the United States and Canada and will offer potential for combined company sales, and continue to leverage the existing customer relationships in order to grow our business.

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

Executive Officers of the Registrant

The executive officers of Lawson as of February 1, 2021 were as follows:

Name	Age	Year First Named to Present Office	Position
Michael G. DeCata	63	2012	President and Chief Executive Officer
Neil E. Jenkins	71	2004	Executive Vice President, Secretary and General Counsel
Ronald J. Knutson	57	2014	Executive Vice President, Chief Financial Officer, Treasurer and Controller
Matthew J. Brown	57	2017	Senior Vice President, Sales
Shane T. McCarthy	52	2019	Senior Vice President, Supply Chain, Product Management and Marketing

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

ITEM 1A. RISK FACTORS.

In addition to the other information in this Annual Report on Form 10-K for the fiscal year ended December 31, 2020, the following factors should be considered in evaluating Lawson's business. Our operating results depend upon many factors and are subject to various risks and uncertainties. The material risks and uncertainties known to us and described below may negatively affect our business operations or affect our financial results. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations or affect our financial results.

Risks Related to COVID-19 and Other Infectious Diseases

In 2020, a new strain of coronavirus ("COVID-19") created a worldwide pandemic which has continued to affect our business and could have further undetermined material adverse effects on our revenues, operating results and financial condition.

The COVID-19 pandemic has resulted in lost revenue to our Company, limitations on our ability to source high demand product, limitations on our sales force to perform certain functions due to state or federal stay-at-home orders, a slow-down of customer demand for our products and limitations of some customers to pay us on a timely basis. The impact of the COVID-19 pandemic on our operational and financial performance includes affecting our ability to execute our business strategies and initiatives in the expected time frame. The extent of the effect will depend on future developments, including the duration and spread of the pandemic and related restrictions on travel, transports and person to person contact, all of which are uncertain and cannot be predicted at the present time. On a broader scale, the COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. An extended period of global supply chain and economic disruption could materially affect our sales, workforce, supply chains, results of operations, and our ability to access our Credit Agreement (as defined below) to fund operations.

In the first quarter of 2020, our business was defined by the state of Illinois as an essential business, allowing us to operate during the pandemic. A change in this status could result in the temporary closure of our business. Additionally, the COVID-19 pandemic could result in a temporary closure of any or all of our distribution facilities or the Bolt branch locations, which would negatively impact our operations. Other disruptions to our supply chain such as reduced capacity or temporary shutdowns of freight carriers could also negatively impact Company performance.

Our sales results have been and may be negatively impacted in the future by any social distancing guidelines and government mandated shelter in place orders that would prevent our sales representatives in our MRO business segment from visiting customers in person. Shelter in place orders also reduce customer visits to our Bolt branch locations. The reduction of operations and temporary shut down by many of our customers in response to COVID-19 has also negatively impacted sales and our ability to collect on existing credit balances, and we expect to be impacted by those reductions and shut downs in the until the pandemic ends. Further, vendors who are negatively impacted by COVID-19 may temporarily shut down operations or have difficulty obtaining inventory, which could negatively impact our ability to fulfill customer orders.

The Company expects to continue to be negatively impacted by the COVID-19 pandemic and the various federal, state and local restrictions enacted to combat the pandemic. In the fourth quarter of 2020, the U.S. Food and Drug Administration approved certain vaccines that have demonstrated effectiveness in preventing the spread of the COVID-19 virus. However, it is projected that the production, distribution and administration of the vaccine to a sufficient percentage of the population to significantly minimize the future effect of the pandemic will not be reached until mid-2021.

Certain items on our balance sheet require judgments on their valuation, including intangible assets and goodwill. These valuations are based on assumptions that take future financial performance into account. COVID-19 may have a negative impact to our future financial performance that would require us to revise assumptions about future financial performance and impair the value of these assets. Although the Company believes that its projected future operating results and cash flows and related estimates regarding the values were based on reasonable assumptions, it is reasonably possible that estimates made may be materially and adversely impacted in the near term as a result of the COVID-19 pandemic, including impairment losses related to goodwill. In the fourth quarter of 2020 the Company reviewed the 2020 results of the Screw Products reporting unit and completed its 2021 budgeting process. Based on the results of its analysis and the time passed since acquisition, the Company determined it would be appropriate to perform a quantitative impairment test on the goodwill of the Screw Products reporting unit. The Company performed a quantitative goodwill impairment analysis on December 1, 2020 and determined that the carrying value of the net assets exceeded the fair value of the Screw Products reporting unit, and accordingly recognized an impairment charge of $1.9 million.

All Lawson employees have been encouraged to follow the recommended social distancing guidelines and work remotely whenever possible to reduce the spread of COVID-19 during the pandemic. The increased number of employees working remotely can exacerbate the risks mentioned in regards to internal controls and cybersecurity.

Business Risks

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

One of our growth strategies is to actively pursue acquisition opportunities which complement our service oriented business model. Failure to successfully identify the right opportunities and to successfully integrate their sales teams and operations into our organization could adversely affect our operations and our operating results.

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

Financial Risks

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

Risks Related to Common Stock

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

On December 31, 2020, Luther King Capital beneficially owned 48.0% of the outstanding common stock of the Company. J. Bryan King, a director of the Company, is the Principal of Luther King Capital. As a result, Luther King Capital has significant influence over the outcome of matters requiring a stockholder vote, including the election of directors, and the approval of significant matters and its interests may not align with the interests of other stockholders. This concentration of ownership could also have the effect of delaying, determining or preventing a change of control or other business combination that might be beneficial to our stockholders.

Legal and Regulatory Risks

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

General Risks

Our results of operations may be adversely impacted by a downturn in the economy or in certain sectors of the economy.

Any decline or uncertainty in the strength of the economy may lead to a decrease in customer spending and may cause certain customers to cancel or delay placing orders. In the first quarter of 2020, the economy experienced a significant decline due to the response of businesses and state governments to the onset of the COVID-19 pandemic. Subsequently, the economy partially recovered from the initial downturn. Some of our customers may file for bankruptcy protection, preventing us from collecting on accounts receivable and may result in our stocking excess inventory. Contractions in the credit markets may also cause some of our customers to experience difficulties in obtaining financing, leading to lower sales, delays in the collection of receivables and result in an increase in bad debt expense.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES

At December 31, 2020, we owned or leased the following facilities:

Location	Segment	Function	Approximate Square Footage	Own/Lease	Lease Expiration

United States
Chicago, Illinois	Lawson	Headquarters	86,300	Lease	March 2023
McCook, Illinois	Lawson	Packaging/Distribution	306,800	Lease	June 2025
Reno, Nevada	Lawson	Distribution	105,200	Lease	June 2024
Suwanee, Georgia	Lawson	Distribution	91,200	Own
Decatur, Alabama (1)	Lawson	Lease	88,200	Own
Dayton, OH	Lawson	Distribution	4,500	Lease	Monthly
Greenville, TX	Lawson	Distribution	123,200	Lease	February 2022
Dallas, TX	Lawson	Lease	3,800	Lease	January 2022

Canada
Mississauga, Ontario	Lawson	Distribution	78,000	Own
Calgary, Alberta (2)	Lawson/Bolt	Distribution	43,700	Lease	December 2021
Calgary, Alberta (Foothills)	Bolt	Branch	11,200	Lease	April 2024
Calgary, Alberta (South)	Bolt	Branch	10,300	Lease	November 2023
Calgary, Alberta (North)	Bolt	Branch	6,900	Lease	January 2024
Edmonton, Alberta (North)	Bolt	Branch	6,000	Lease	February 2022
Edmonton, Alberta (South)	Bolt	Branch	5,600	Lease	September 2023
Fort McMurray, Alberta	Bolt	Branch	7,500	Lease	February 2024
Lethbridge, Alberta	Bolt	Branch	3,400	Own
Medicine Hat, Alberta	Bolt	Branch	4,900	Own
Port Kells, British Columbia	Bolt	Branch	12,000	Lease	August 2023
Prince Albert, Saskatchewan	Bolt	Branch	4,300	Lease	October 2025
Red Deer, Alberta	Bolt	Branch	4,100	Lease	January 2022
Regina, Saskatchewan	Bolt	Branch	4,800	Lease	December 2029
Saskatoon, Saskatchewan	Bolt	Branch	10,800	Lease	May 2021
Winnipeg, Manitoba	Bolt	Branch	7,500	Lease	September 2025

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Stock Price Data

The Company’s Common Stock is traded on the NASDAQ Global Select Market under the symbol of “LAWS”. On January 31, 2021, the closing sales price of our common stock was $49.59 and the number of stockholders of record was 290. We did not issue dividends in either 2020 or 2019 and the Company currently has no plans to issue dividends in the foreseeable future and dividends are subject to certain restriction based on terms detailed in our Credit Agreement. Information about our equity compensation plans may be found in Item 12 of this report which is hereby incorporated by reference.

Repurchased Shares of Stock

The following table summarizes the repurchases of the Company's Common Stock for the three months ended December 31, 2020. These shares were purchased for the sole purpose of satisfying tax withholding obligations of certain employees upon the vesting of market stock units granted to them by the Company. No shares were repurchased in the open market during the fourth quarter under the Company's $7.5 million repurchase program that was authorized in 2019.

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October 1 to October 31, 2020	291	$45.51	—	$4,512,000
November 1 to November 30, 2020	—	—	—	4,512,000
December 1 to December 31, 2020	20,314	50.91	—	4,512,000
Three months ended December 31, 2020	20,605		—

ITEM 6. SELECTED FINANCIAL DATA.

The following selected financial data should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto included in Item 8 in this Annual Report. The income statement data and balance sheet data are for, and as of the end of each of the years in the five-year period ended December 31, 2020 and are derived from the audited Consolidated Financial Statements of the Company.

	(Dollars in thousands, except per share data)
	2020 (1)	2019 (2)	2018 (3)	2017 (4)	2016
Revenue	$351,591	$370,785	$349,637	$305,907	$276,573

Net income (loss)	$15,113	$7,221	$6,214	$29,688	$(1,629)

Diluted income (loss) per share of common stock:	$1.62	$0.77	$0.67	$3.25	$(0.19)

Total assets	$256,304	$204,429	$197,142	$191,111	$135,307

Noncurrent liabilities	$35,887	$39,498	$31,760	$37,644	$34,737

Stockholders’ equity	$122,422	$108,001	$99,173	$93,490	$61,133

Notes:

(1)The 2020 financial data reflects the inclusion of Partsmaster acquisition that was completed in August.

(2)The 2019 financial data reflects the inclusion of Screw Products, Inc. ("Screw Products") for the full year.

(3)The 2018 financial data reflects the inclusion of Bolt for the full year, as well as a $0.5 million increase in the estimated future remediation cost of an environmental matter involving land owned in Decatur, Alabama, that was part of a division that was previously sold.

(4)The 2017 financial data includes an income tax benefit of $19.6 million primarily as a result of releasing Deferred Tax Asset ("DTA") valuation reserves of $21.2 million at December 31, 2017. 2017 also includes a $5.4 million gain on the sale of the Fairfield, New Jersey distribution center.

(5)Company adopted ASC 606 in 2018 and ASC 842 in 2019 on a modified retrospective basis.

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

COVID-19 Pandemic

In March 2020, the World Health Organization declared a new strain of coronavirus (“COVID-19”) a pandemic. The COVID-19 pandemic continues to negatively impact the global economy by disrupting global supply chains and financial markets and has negatively impacted our operational and financial performance. The continued impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and spread of the pandemic and related restrictions on travel and transports, all of which remain uncertain. An extended period of global supply chain and economic disruption could materially affect our business, sales, results of operations and financial condition.

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

The Company experienced the most severe impacts of the COVID-19 pandemic in the second quarter 2020. The onset of the pandemic and government regulations, including social distancing guidelines and shutdowns of nonessential businesses, led to closure of customer businesses throughout the United States and Canada, as well as substantial restrictions on the ability of Lawson MRO sales representatives to visit customer locations and perform VMI services. Additionally government regulations also severely restricted the ability of customers to visit Bolt branch locations. The economic climate in the third and fourth quarters improved as many nonessential businesses have reopened in both limited capacity and full capacity. The relaxed restrictions have resulted in consistent customer visits and increased customer contact.

While business conditions improved in the third and fourth quarters, the Company expects to continue to be adversely impacted by the COVID-19 pandemic and the various federal, state and local restrictions enacted to combat the pandemic. In the fourth quarter of 2020, U.S. Food and Drug Administration approved certain vaccines that have demonstrated effectiveness in preventing the spread of the COVID-19 virus. However, it is projected that the production, distribution and administration of the vaccine to a sufficient percentage of the population to significantly minimize the future effect of the pandemic will not be reached until mid-2021 or later.

We continue to take action to mitigate the potential negative impacts of COVID-19. The actions taken included, but are not limited to, furloughing employees, reducing base salaries and incentive awards for a period of time, canceling travel and award trips, temporarily consolidating our Suwanee distribution center operations into the McCook facility, eliminating non-critical capital expenditures and eliminating various positions throughout the Company.

We continue to monitor our balance sheet and liquidity position and take actions to protect our cash flows from operations while at the same time managing our operating expenses in relation to current sales trends. At December 31, 2020, we had $28.4 million of unrestricted cash and cash equivalents and an additional $66.0 million of borrowing capacity, net of outstanding letters of credit. Our outstanding letters of credit include a letter of credit for $33.0 million to secure the remaining payment of the Partsmaster acquisition.

We will continue to closely monitor the overall economic and operating environment and we will take appropriate actions to protect the safety of our employees, customers and suppliers while continuing to meet our working capital needs and remain in compliance with our debt covenants. While COVID-19 has negatively impacted our sales, cost control measures and ability to effectively service our customers, we have continued to generate positive cash flow that has enabled us to maintain a strong financial position. We plan to continue to respond to pandemic developments in a prompt and disciplined manner with an emphasis on protecting our employees and maintaining our strong financial position.

Sales Drivers

The North American MRO market is highly fragmented. We compete for business with several national distributors as well as a large number of regional and local distributors. The MRO business is influenced by the overall strength of the manufacturing sector of the U.S. economy which has been significantly affected by the COVID-19 pandemic. One measure used to evaluate the strength of the industrial products market is the PMI index published by the Institute for Supply Management. The PMI index is a composite index of economic activity in the United States manufacturing sector and is available at https://www.instituteforsupplymanagement.org. A measure of that index above 50 generally indicates expansion of the manufacturing sector while a measure below 50 generally represents contraction. The average monthly PMI (Purchasing Managers Index) was 52.5 for the year ended December 31, 2020 compared to 51.3 for the year ended December 31, 2019. The average monthly PMI for the fourth quarter of 2020 was 59.2, which indicates expansion of the manufacturing sector compared to the previous periods. This is compared to the fourth quarter of 2019 which was 48.1, which indicates contraction of the manufacturing sector compared to the previous periods.

One metric we use to measure our success is Average Daily Sales ("ADS") in which we calculate our total sales divided by the number of selling days, which exclude weekends and holidays. Our sales are affected by the number and effectiveness of sales representatives and the amount of sales each representative can generate from providing products and services to our customers, which we measure as average sales per day per sales representative. We had an average of 1,012 sales representatives working for us in 2020, a 2.1% increase over 2019. Excluding the Partsmaster acquisition, we had an average of 944 sales representatives working for us in 2020.

Partsmaster Acquisition

In August 2020, we acquired Partsmaster, a leading Maintenance, Repair and Operations ("MRO") distributor from NCH Corporation ("NCH"). Partsmaster has approximately 200 sales representatives and serves approximately 16,000 customers throughout the United States and Canada. We also subleased the Partsmaster distribution center located in Greenville, Texas from NCH, and we will continue to fulfill orders from this facility as we integrate Partsmaster into our MRO segment operations.

The purchase price of the acquisition was $35.3 million in cash and the assumption of certain liabilities. We paid $2.3 million at the time of the acquisition and we will pay the remaining $33.0 million in May 2021. We plan to pay the remaining portion of the purchase price with cash on hand with any remaining portion using our existing credit facility.

Assets acquired and liabilities assumed as a result of the acquisition were accounted for at their fair value on the acquisition date. The identified assets include $5.0 million of intangible assets for customer relationships and $2.8 million for trade names with estimated useful lives of 10 years and 5 years, respectively. Goodwill of $15.8 million related to this acquisition reflects the purchase price less the fair market value of the identifiable assets. The liabilities assumed include approximately $2.9 million relating to deferred employee compensation and $4.1 million of accounts payable and other accrued liabilities. The appropriate fair values of the assets acquired and liabilities assumed are based on preliminary estimates and assumptions. These preliminary estimates and assumptions could change during the purchase price measurement period as we finalize the valuations of the assets acquired and liabilities assumed.

Additional information related to the Partsmaster acquisition is provided in Note 3 - Acquisition in the notes to the consolidated financial statements. The Partsmaster acquisition is reported in the Lawson MRO segment.

RESULTS OF OPERATIONS FOR 2020 AS COMPARED TO 2019

	Year Ended December 31,				Year-to-Year
	2020		2019		Change
(Dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%

Revenue	$351,591	100.0%	$370,785	100.0%	$(19,194)	(5.2)%
Cost of goods sold	165,053	46.9	173,431	46.8	(8,378)	(4.8)
Gross profit	186,538	53.1	197,354	53.2	(10,816)	(5.5)

Operating expenses:
Selling expenses	76,775	21.8	85,342	23.0	(8,567)	(10.0)
General and administrative expenses	89,213	25.5	102,946	27.8	(13,733)	(13.3)
Total operating expenses	165,988	47.3	188,288	50.8	(22,300)	(11.8)

Operating income	20,550	5.8	9,066	2.4	11,484

Interest expense	(654)	(0.2)	(603)	(0.1)	(51)
Other income, net	889	0.3	1,211	0.3	(322)

Income before income taxes	20,785	5.9	9,674	2.6	11,111
Income tax expense	5,672	1.6	2,453	0.7	3,219

Net income	$15,113	4.3%	$7,221	1.9%	$7,892

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

Operating income was $20.6 million for 2020 inclusive of $2.0 million of stock-based compensation compared to $9.1 million in 2019 which included $17.8 million of stock-based compensation. Excluding stock-based compensation, severance and other non-recurring items, adjusted operating income decreased to $27.4 million from $28.6 million on lower sales, offset by cost control measures enacted in response to the COVID-19 pandemic and the contribution of Partsmaster to the adjusted non-GAAP operating income of $1.7 million.

Reconciliation of GAAP Operating Income to Adjusted Non-GAAP Operating Income (Unaudited)

	Twelve Months Ended
	December 31,
(Dollars in Thousands)	2020	2019

Operating income as reported per GAAP	$20,550	$9,066

Stock-based compensation (1)	2,009	17,788
Severance expense (2)	2,077	1,756
Goodwill impairment (3)	1,918	—
Acquisition related costs (4)	880	—
Adjusted non-GAAP operating Income	$27,434	$28,610

(1) Expense for stock-based compensation, of which a portion varies with the Company's stock price
(2) Includes severance expense from actions taken in 2020 and 2019 along with 2020 severance and retention costs related to the Partsmaster acquisition.
(3) Represents the goodwill impairment related to the 2018 acquisition of Screw Products, Inc as the carrying value of the reporting unit exceeded its estimated fair value.
(4) Primarily legal and accounting costs pertaining to the Partsmaster acquisition.

Sales and Gross Profits

Sales and gross profit results by operating segment for the years ended December 31, 2020 and 2019 were as follows:

	Year Ended December 31,		Increase (Decrease)
(Dollars in thousands)	2020	2019	Amount	%

Net sales
Lawson	$312,803	$329,367	$(16,564)	(5.0)%
Bolt	38,788	41,418	(2,630)	(6.3)%
Consolidated	$351,591	$370,785	$(19,194)	(5.2)%

Gross profit
Lawson	$171,258	$181,567	$(10,309)	(5.7)%
Bolt	15,280	15,787	(507)	(3.2)%
Consolidated	$186,538	$197,354	$(10,816)	(5.5)%

Gross profit margin
Lawson	54.7%	55.1%
Bolt	39.4%	38.1%
Consolidated	53.1%	53.2%

Consolidated revenue in 2020 decreased 5.2% to $351.6 million from $370.8 million in 2019. Sales were negatively impacted by the COVID-19 pandemic and lower sales to oil and gas customers. All customer categories have been negatively impacted by the effect of the COVID-19 pandemic. The most acute negative impacts of the COVID-19 pandemic were experienced in the second quarter at the onset of the pandemic. Restrictions related to the pandemic began to be relaxed in the third quarter and continued to be relaxed in the fourth quarter, which led to improved customer activity, as well as increased customer contact for Lawson MRO sales representatives and greater foot traffic for the Bolt branches compared to the second quarter. Excluding Partsmaster, sales decreased 11.3% primarily as a result of the pandemic. The decrease in sales was offset by the inclusion of $22.6 million of sales contributed by the Partsmaster acquisition since August 31, 2020. Average daily sales decreased to $1.390 million in 2020 compared to $1.471 million in 2019 with one more selling day in 2020. Excluding a foreign currency effect of $0.7 million, consolidated revenue decreased by 5.0% for the year.

Gross profit decreased to $186.5 million in 2020 from $197.4 million in 2019 driven primarily by the decrease in sales due to the COVID-19 pandemic, partially offset by the inclusion of $13.2 million of gross profit from Partsmaster. Gross profit as a percent of sales decreased to 53.1% from 53.2% a year ago. Gross profit as a percentage of sales generated by sales representatives acquired from the Partsmaster acquisition was 58.4% post-acquisition. The organic Lawson MRO (excluding Bolt, Screw Products, and Partsmaster) gross margin as a percent of sales declined to 59.8% compared to the prior year organic gross margin percent of 60.7% primarily as a result of lower margin products comprising a larger portion of our sales compared to the prior year and fixed distribution costs allocated over a lower sales base.

Selling, General and Administrative Expenses

	Year Ended December 31,		Increase (Decrease)
(Dollars in thousands)	2020	2019	Amount	%

Selling expenses
Lawson	$73,706	$81,999	$(8,293)	(10.1)%
Bolt	3,069	3,343	(274)	(8.2)%
Consolidated	$76,775	$85,342	$(8,567)	(10.0)%

General and administrative expenses
Lawson	$79,837	$93,085	$(13,248)	(14.2)%
Bolt	9,376	9,861	(485)	(4.9)%
Consolidated	$89,213	$102,946	$(13,733)	(13.3)%

Selling expenses decreased to $76.8 million in 2020 from $85.3 million in 2019 and, as a percent of sales decreased to 21.8% in 2020 from 23.0% in 2019. The decrease in selling expense as a percent of sales was primarily driven by reduced sales compensation driven by lower sales and a reduction of travel related expenses after the onset of the COVID-19 pandemic. These declines were partially offset by an inclusion of $6.5 million of selling expenses from the Partsmaster acquisition.

General and administrative expenses decreased to $89.2 million in 2020 from $102.9 million in 2019 primarily due to a decrease in stock-based compensation expense of $15.8 million, a portion of which varies with the Company stock price, and lower employee compensation, lower travel expense and other cost control measures in order to mitigate the negative impacts of COVID-19. The decline was offset by the inclusion of $7.4 million of General and administrative expense from the Partsmaster acquisition and the goodwill impairment of $1.9 million related to the 2018 acquisition of Screw Products as the carrying value of the reporting unit exceeded its fair value. Additionally the Company recorded $1.4 million under the Canada Emergency Wage Subsidy ("CEWS") as a reduction of general and administrative expenses.

Goodwill Impairment

The Company performed a quantitative goodwill impairment analysis as of December 1, 2020 for the Screw Products reporting unit. The Company engaged a third-party valuation firm to determine the value of the Screw Products reporting unit and determined that the carrying value of the net assets exceeded the fair value of the reporting unit and accordingly recognized an impairment charge of $1.9 million.. The impairment charge is included in general and administrative expense.

Interest Expense

Interest expenses increased $0.1 million in 2020 over the prior year, due primarily to the inclusion of imputed interest expense from our accrued acquisition liability offset by lower average outstanding balances under our credit agreement.

Other Income, Net

Other income, net was $0.9 million in 2020 compared to other income, net of $1.2 million in 2019. Other income, net in both years was driven by fluctuations in the Canadian currency exchange rate.

Income Tax Expense

Income tax expenses were $5.7 million resulting in a 27.3% effective tax rate for 2020 compared to income tax expense of $2.5 million and a 25.4% effective tax rate for 2019. The higher effective tax rate in 2020 is due primarily to increases in uncertain tax positions and lower stock compensation deductions.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $32.5 million and $9.2 million in 2020 and 2019, respectively, reflecting stronger operating results along with tightly managing its working capital.

Capital expenditures of $1.7 million and $2.0 million in 2020 and 2019 respectively, were primarily for improvements to our distribution centers and information technology. In the third quarter of 2020, the Company paid $2.3 million in cash related to the Partsmaster acquisition.

In 2019, our Board of Directors authorized a program in which we may repurchase up to $7.5 million of our common stock from time to time in open market transactions, privately negotiated transactions or by other methods. In the first quarter of 2020 we purchased 47,504 shares of our common stock at an average purchase price of $36.93 under the repurchase program. During 2019, the Company purchased 32,362 shares of common stock at an average purchase price of $38.13 under the repurchase program. On December 31, 2020, the Company had $4.5 million available under its repurchasing program.

Credit Agreement

At December 31, 2020, we had no borrowings under the Credit Agreement and had borrowing availability of $66.0 million. See Note 13 - Credit Agreement for further information on the Company Credit Agreement.

In addition to other customary representations, warranties and covenants, the Credit Agreement contains certain financial covenants. The following chart reflects the EBITDA to fixed charges ratio and total net leverage ratio covenant:

Quarterly Financial Covenants	Requirement	Actual
EBITDA to fixed charges ratio	1.15 : 1.00	4.77 : 1.00
Total net leverage ratio	3.25 : 1.00	0.60 : 1.00

The Company was in compliance with all financial covenants as of December 31, 2020.

No cash dividends have been paid in the two years ended December, 31 2020. Dividends are subject to certain restrictions under our Credit Agreement.

Partsmaster Acquisition Liability

As a part of the Partsmaster acquisition, payment of $33.0 million is due to the sellers in May 2021. The payment has been guaranteed under the Purchase Agreement, which includes the issuance of a $33.0 million irrevocable standby letter of credit. Payment will be made with cash on hand and with any remaining portion using our existing credit facility. The $33.0 million obligation has been discounted to its present value and is recognized as a current liability of $32.7 million in our condensed consolidated balance sheet as of December 31, 2020.

OFF-BALANCE SHEET ARRANGEMENTS

The majority of our operating leases were recognized as right of use assets and lease liabilities on the balance sheet upon the adoption of ASU 2016-02, Leases ("ASU 2016-02") in the first quarter of 2019. See Note 12 - Leases for the transition to ASU 2016-02.

Also, as of December 31, 2020, we had contractual commitments to purchase approximately $24.4 million of product from our suppliers and contractors.

CRITICAL ACCOUNTING POLICIES

We have disclosed our significant accounting policies in Note 2 to the consolidated financial statements. The following provides information on the accounts requiring more significant estimates.

Allowance for Doubtful Accounts — We evaluate the collectability of accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings, substantial down-grading of credit ratings), a specific reserve for bad debts is recorded against amounts due to reduce the receivable to the amount we believe will be collected. For all other customers, we recognize reserves for bad debts based on our historical experience of bad debt write-offs as a percent of accounts receivable outstanding. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations), the estimates of the recoverability of amounts due to us could be revised. At December 31, 2020, our reserve was 1.4% of our gross accounts receivable outstanding. A hypothetical change of one percent to our reserve as a percent of our gross accounts receivable would have affected our annual doubtful accounts expense by approximately $0.4 million.

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

At December 31, 2020, our inventory reserve was $5.3 million, equal to approximately 7.8% of our gross inventory. A hypothetical change of one percent to our reserve as a percent of total inventory would have affected our cost of goods sold by $0.6 million.

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

Goodwill Impairment – Goodwill represents the cost of business acquisitions in excess of the fair value of identifiable net tangible and intangible assets acquired. Goodwill is allocated to the appropriate reporting unit as reviewed by the Company's segment managers. The Company reviews goodwill for potential impairment annually on December 1st, or when an event or other circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. The first step in the multi-step process to determine if goodwill has been impaired and to what degree is to review the relevant qualitative factors that could cause the fair value of the reporting unit to decrease below the carrying value of the reporting unit. The Company considers factors such as macroeconomic, industry and market conditions, cost factors, overall financial performance and other relevant factors that would affect the individual reporting units. If we determine that it is more likely than not that the fair value of the reporting unit is greater than the carrying value of the reporting unit, then no further impairment testing is needed. If we determine that it is more likely than not that the carrying value of the reporting unit is greater than the fair value of the reporting unit, the Company will move to the next step in the process. The Company will estimate the fair value of the reporting unit and compare it to the reporting unit's carrying value. If the carrying value of the reporting unit exceeds its fair value, the Company will record an impairment of goodwill equal to the amount the carrying value of the reporting unit exceeds its fair value, up to the total amount of goodwill previously recognized.

Revenue Recognition - For reporting purposes, the Company has two separate performance obligations including products and vendor managed inventory services. The allocation of product and service revenue as well as the estimation of service costs requires judgments and assumptions including the standalone selling prices, the period of time that it takes for the service obligation to be fulfilled and the amount of time spent on vendor managed inventory services during the sales process. Changes in various assumptions could increase or decrease the allocation of service revenue and related costs; however, would not materially impact total reported revenues or reported operating income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following information is presented in this item:

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Lawson Products, Inc.
Chicago, Illinois

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lawson Products, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 26, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Assessment - Bolt Reporting Unit

As described in Note 8 to the consolidated financial statements, the Company’s consolidated goodwill balance as of December 31, 2020 was $35.2 million. At December 31, 2020, the Bolt reporting unit’s (“Bolt”) goodwill balance was $13.8 million. The Company tests for impairment annually on a reporting unit basis or more often when impairment indicators exist. As a result of the COVID-19 pandemic and its impact on Bolt’s revenue and earnings during the first quarter of 2020, the Company performed interim goodwill impairment tests of Bolt. The Company prepared a valuation of Bolt using both a market approach and an income approach. The determination of the fair value of the reporting unit requires management to make significant estimates and assumptions related to forecasts of future revenue and earnings.

We identified the valuation of Bolt during the interim impairment assessment of goodwill as a critical audit matter. The principal considerations for our determination are: (i) Bolt’s excess fair value over book value was less than 10% in the first quarter of 2020, as such, management’s estimates were more sensitive to the assumptions and judgments used, (ii) inherent uncertainties exist related to the Company’s forecasts and how various economic and other factors including the projected impact from the COVID-19 pandemic, could affect the Company’s forecasted assumptions of revenue and earnings included in the income approach, and (iii) the appropriateness and relative weighting of valuation methods, and the appropriateness of the selected comparable companies and market multiples used in the market approach. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•Evaluating the reasonableness of assumptions used in management’s income approach analysis by independently comparing the forecasts to: (i) historical results, and (ii) market trends by obtaining multiple independent publicly available market reports and assessing the projected impact of the COVID-19 pandemic and the forecasted recovery period for the industry.
•Assessing the appropriateness of the market approach and evaluating the reasonableness of the comparable companies and market multiples selected.
•Utilizing personnel with specialized knowledge and skill in valuation to assist in: (i) testing the underlying source information utilized in the market approach, (ii) assessing the appropriateness and relative weighting of valuation methods, (iii) evaluating the reasonableness of selected comparable companies and market multiples used in the market approach, and (iv) testing the mathematical accuracy of the Company’s calculations.

Business Combination- Partsmaster Intangible Assets Valuation

As described in Note 3 to the consolidated financial statements, the Company completed the acquisition of Partsmaster on August 31, 2020 for $35.3 million in cash plus assumed liabilities, which resulted in $7.7 million of intangible assets. The Company applied significant judgment in estimating the fair value of the intangible assets acquired which involved the use of significant estimates and assumptions with respect to expected future cash flows and discount rates.

We identified the valuation of the intangible assets acquired in the Partsmaster business combination as a critical audit matter. Management was required to make significant judgments and assumptions, including forecasted cash flows and discount rates, in determining the fair values of the intangible assets acquired which were identified as customer relationships and trade names. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•Evaluating the reasonableness of the forecasted cash flows through: (i) evaluating historical results of Partsmaster (ii) assessing forecasted performance against market trends and guideline companies, and (iii) testing the mathematical accuracy of the Company’s calculations.

•Utilizing personnel with specialized knowledge and skill in valuation to assist in: (i) evaluating the appropriateness of the selected comparable companies, (ii) evaluating the reasonableness of the discount rate used, and (iii) testing the mathematical accuracy of the Company’s calculations.

/s/BDO USA, LLP
We have served as the Company's auditors since 2013.
Chicago, Illinois
February 26, 2021

Lawson Products, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$28,393	$5,495
Restricted cash	998	802
Accounts receivable, less allowance for doubtful accounts of $654 and $593, respectively	44,515	38,843
Inventories, net	61,867	55,905
Miscellaneous receivables and prepaid expenses	7,289	5,377
Total current assets	143,062	106,422

Property, plant and equipment, less accumulated depreciation and amortization	15,800	16,546
Deferred income taxes	18,482	21,711
Goodwill	35,176	20,923
Cash value of life insurance	16,185	14,969
Intangible assets, net	18,503	12,335
Right of use assets	8,764	11,246
Other assets	332	277
Total assets	$256,304	$204,429

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued acquisition liability	$32,673	$—
Accounts payable	22,262	13,789
Lease obligation	4,568	3,830
Accrued expenses and other liabilities	38,492	39,311
Total current liabilities	97,995	56,930

Revolving line of credit	—	2,271
Security bonus plan	11,262	11,840
Lease obligation	5,738	9,504
Deferred compensation	10,461	6,370
Deferred tax liability	2,841	6,188
Other liabilities	5,585	3,325
Total liabilities	133,882	96,428

Commitments and contingencies – Note 16

Stockholders’ equity:
Preferred stock, $1 par value:
Authorized - 500,000 shares, issued and outstanding - None	—	—
Common stock, $1 par value:
Authorized - 35,000,000 shares Issued – 9,287,625 and 9,190,171 shares, respectively Outstanding – 9,061,039 and 9,043,771 shares, respectively	9,288	9,190
Capital in excess of par value	19,841	18,077
Retained earnings	101,609	86,496
Treasury stock – 226,586 and 146,400 shares held, respectively	(9,015)	(5,761)
Accumulated other comprehensive income (loss)	699	(1)
Total stockholders’ equity	122,422	108,001
Total liabilities and stockholders’ equity	$256,304	$204,429

See notes to Consolidated Financial Statements

Lawson Products, Inc.
Consolidated Statements of Income and Comprehensive Income
(Dollars in thousands, except per share data)

	Year Ended December 31,
	2020	2019
Revenue	351,591	370,785
Cost of goods sold	165,053	173,431
Gross profit	186,538	197,354

Operating expenses:
Selling expenses	76,775	85,342
General and administrative expenses	89,213	102,946
Operating expenses	165,988	188,288

Operating income	20,550	9,066

Interest expense	(654)	(603)
Other income, net	889	1,211

Income before income taxes	20,785	9,674
Income tax expense	5,672	2,453

Net income	$15,113	$7,221

Basic income per share of common stock	$1.68	$0.81

Diluted income per share of common stock	$1.62	$0.77

Weighted average shares outstanding:
Basic weighted average shares outstanding	9,020	8,968
Effect of dilutive securities outstanding	311	408
Diluted weighted average shares outstanding	9,331	9,376

Comprehensive income
Net income	$15,113	$7,221
Other comprehensive income, net of tax:
Adjustment for foreign currency translation	700	1,559
Comprehensive income	$15,813	$8,780

See notes to Consolidated Financial Statements

Lawson Products, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands)

	Common Stock
	Outstanding Shares	$1 Par Value	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at January 1, 2019	8,955,930	$9,006	$15,623	$77,338	$(1,234)	$(1,560)	$99,173

Change in accounting principle (1)	—	—	—	1,937	—	—	1,937
Net income	—	—	—	7,221	—	—	7,221
Adjustment for foreign currency translation	—	—	—	—	—	1,559	1,559
Stock-based compensation	—	—	2,638	—	—	—	2,638
Shares issued	184,455	184	(184)	—	—	—	—
Shares repurchased held in treasury	(96,614)	—	—	—	(4,527)	—	(4,527)
Balance at December 31, 2019	9,043,771	9,190	18,077	86,496	(5,761)	(1)	108,001

Net income	—	—	—	15,113	—	—	15,113
Adjustment for foreign currency translation	—	—	—	—	—	700	700
Stock-based compensation	—	—	1,847	—	—	—	1,847
Shares issued	97,454	98	(83)	—	—	—	15
Shares repurchased held in treasury	(80,186)	—	—	—	(3,254)	—	(3,254)
Balance at December 31, 2020	9,061,039	$9,288	$19,841	$101,609	$(9,015)	$699	$122,422

(1)    The Company adopted the ASC No.842, Leases (ASC 842) on January 1, 2019 using the modified retrospective approach. See Note 12 - Leases for further details.

See notes to Consolidated Financial Statements

Lawson Products, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2020	2019
Operating activities
Net income	$15,113	$7,221

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,701	5,893
Stock-based compensation	1,479	4,054
Deferred income taxes	(167)	2,169
Goodwill impairment	1,918	—

Changes in operating assets and liabilities, net of effect of acquired businesses:
Accounts receivable	1,762	(1,380)
Inventories	2,100	(2,308)
Miscellaneous receivables, prepaid expenses and other assets	(2,899)	(3,890)
Accounts payable and other liabilities	5,788	(3,230)
Other	733	667
Net cash provided by operating activities	32,528	9,196

Investing activities
Purchases of property, plant and equipment	(1,687)	(2,028)
Business acquisition, net of acquired cash	(2,300)	—
Net cash used in investing activities	(3,987)	(2,028)

Financing activities
Net payments on revolving lines of credit	(2,271)	(8,552)
Shares repurchased held in treasury	(3,254)	(4,527)
Payment of financing fees	—	(573)
Payment of financing lease principal	(257)	(271)
Proceeds from stock option exercises	15	33
Net cash used in financing activities	(5,767)	(13,890)

Effect of exchange rate changes on cash and cash equivalents	320	336

Increase (decrease) in cash and cash equivalents and restricted cash	23,094	(6,386)
Cash, cash equivalents and restricted cash at beginning of year	6,297	12,683
Cash, cash equivalents and restricted cash at end of year	$29,391	$6,297

Cash and cash equivalents	$28,393	$5,495
Restricted cash	998	802
Total cash, cash equivalents and restricted cash	$29,391	$6,297

Supplemental disclosure of cash flow information
Net noncash financing liability related to acquisition	(32,673)	—
Net cash paid for income taxes	5,377	947
Net cash paid for interest	398	590

See notes to Consolidated Financial Statements

Lawson Products, Inc.
Notes to Consolidated Financial Statements

Note 1 - Description of Business

Lawson Products, Inc. (“Lawson” or the “Company”) is a North American distributor of products and services to the industrial, commercial, institutional and government maintenance, repair and operations (“MRO”) marketplace. The Company has two reportable segments. The Lawson reportable segment distributes MRO products to customers primarily through a network of sales representatives offering vendor managed inventory ("VMI") service to customers throughout the United States and Canada. The Bolt reportable segment distributes MRO products primarily through its 14 branches located in Western Canada. On August 31, 2020, the Company acquired Partsmaster, a distributor of MRO products. Partsmaster is included in the Lawson reportable segment.

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

Revenue Recognition — The Company recognizes two revenue streams: revenues from the sale of product and revenues from the performance of VMI services. The Company offers VMI services only in conjunction with product sales. The Company does not bill product sales and services separately. A portion of selling expenses is allocated to cost of sales for reporting purposes based upon the estimated time spent on such services. Product revenue includes product sales and billings for freight and handling charges. Sales and associated cost of goods sold are generally recognized when products are shipped and title passes to customers. We accrue for returns based on historical evidence of return rates. Service revenue and associated cost of sales are recognized when services are performed. A portion of service revenue and cost of service is deferred, as not all services are performed in the same period as billed. The Company also operates as a lessor and recognizes lease revenue on a straight-line basis over the life of each lease. The Company has adopted the practical expedient not to separate the non-lease components that would be within the scope of ASC 606 from the associated lease component as the relevant criteria under ASC 842 are met.

Cash Equivalents — The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amount of the Company’s cash equivalents at December 31, 2020 approximates fair value.

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

Inventories — Inventories principally consist of finished goods stated at the lower of cost or net realizable value using the first-in-first-out method for the Lawson segment and weighted average for the Bolt segment as well as Partsmaster. To reduce the cost basis of inventory to a lower of cost or net realizable value, a reserve is recorded for slow-moving and obsolete inventory based on historical experience and monitoring of current inventory activity. Estimates are used to determine the necessity of recording these reserves based on periodic detailed analysis using both qualitative and quantitative factors. As part of this analysis, the Company considers several factors including the inventories length of time on hand, historical sales, product shelf life, product life cycle, product category and product obsolescence.

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

Depreciation expense was $4.4 million and $3.9 million for 2020 and 2019 respectively. Capitalized software is amortized over estimated useful lives of 3 to 5 years using the straight-line method. Amortization expense of capitalized software was $0.6 million for 2020 and 2019 respectively.

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

On August 31, 2020, the Company acquired Partsmaster from NCH Corporation, and assumed certain liabilities, including non-qualified deferred compensation plans related to Partsmaster employees. Effective December 31, 2020, Lawson accepted sponsorship of the portions of the non-qualified plans related to Partsmaster employees. The plans were frozen effective January 1, 2021.

Stock-Based Compensation — Compensation based on the share value of the Company’s common stock is valued at its fair value at the grant date and the expense is recognized over the vesting period. Fair value is re-measured each reporting period for liability-classified awards that may be redeemable in cash. We account for forfeitures of stock-based compensation in the period in which they occur.

Goodwill — The Company had $35.2 million and $20.9 million of goodwill in 2020 and 2019, respectively. Goodwill represents the cost of business acquisitions in excess of the fair value of identifiable net tangible and intangible assets acquired. Goodwill is allocated to the appropriate reporting unit as reviewed by the Company’s segment managers. The Company has four reporting units; Lawson MRO, Bolt, Screw Products, and Partsmaster. The Company reviews goodwill for potential impairment annually on December 1st, or when an event or other circumstances change that would more likely than not reduce the fair value of the asset below its carrying value.

The first step in the multi-step process to determine if goodwill has been impaired and to what degree is to review the relevant qualitative factors that could cause the fair value of the reporting unit to decrease below the carrying value of the reporting unit. During the first and second quarter of fiscal 2020, the Company identified a triggering event due to adverse changes in the business climate related to COVID-19. As a result, the Company performed interim quantitative impairment tests as of March 31, 2020 and June 30, 2020 on the goodwill in its Bolt reporting unit, which is also the Bolt reportable segment. The Company compared the estimated fair value using the income approach and the market approach of the reporting unit with its estimated book value. Based on the evaluation performed, the Company determined that goodwill was not impaired as the fair value of the reporting unit exceeded its respective carrying amounts. The income approach calculations are dependent on several subjective factors including forecasts of future revenue and earnings and the discount rate. The market approach is based on financial multiples of comparable companies.

After reviewing the financial performance of the reporting units compared to our projected results, as well as macroeconomic conditions as a whole including the effect of the COVD-19 pandemic, we determined that it is more likely than not that the fair value of the goodwill generated by the acquisition of Screw Products, which reporting unit is a part of the Lawson reportable segment, had been impaired. As a result, we performed a quantitative impairment test as of December 1, 2020. The Company bases its measurement of the fair value of the reporting unit using the income approach. The income approach calculations are dependent on several subjective factors, including forecasts of future revenue and earnings and the discount rate.

Related to the Lawson MRO, Bolt, and Partsmaster reporting units, the Company performed a qualitative assessment as of December 1, 2020 and determined that it was more likely than not the fair value of the reporting units exceeded the carrying value of the reporting units.

Intangible Assets — The Company's intangible assets consist of trade names, and customer relationships. Intangible assets are amortized over a weighted average of 12 and 11 year estimated useful lives for trade names and customer relationships, respectively. The Company amortizes trade name intangible assets on a straight-line basis and customer relationship intangible assets on a basis consistent with their estimated economic benefit.

Impairment of Long-Lived Assets — The Company reviews its long-lived assets, including property, plant and equipment and definite life intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. Recoverability is measured by a comparison of the assets' carrying amount to their expected future undiscounted net cash flows. If such assets are considered to be impaired, the impairment to be recognized is measured based on the amount by which the carrying amount of the asset exceeds its fair value. No impairments occurred in 2019 or 2020.

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

Leases — Leases are categorized as either operating or financing leases at commencement. For both classes of leases, a Right Of Use ("ROU") asset and corresponding lease liability are recognized at commencement. Operating leases consist of the company headquarters, distribution centers, and Bolt branches. Financing leases consist of equipment such as forklifts and copiers. The value of the lease assets and liabilities are the present value of the total cash payments for each lease. The Company uses its incremental borrowing rate to discount the total cash payments to present value for each lease. The Company will review each lease to determine if there is a more appropriate discount rate to apply. Upon commencement, rent expense is recognized on a straight line basis for each operating lease. Each financing lease ROU asset is amortized on a straight line basis over the lease period. Prior to acquisition, Partsmaster participated in a leasing program where they actively leased parts washer machines to customers. The Company will continue the leasing program for the foreseeable future. These leases are classified as operating leases. The leased machines are recognized as fixed assets on the Company's consolidated balance sheet and the leasing revenue is recognized on a straight line basis.

Earnings per Share — Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution from the exercise or conversion of outstanding stock options, market stock units and restricted stock awards into common stock. For the years ended December 31, 2020 and December 31, 2019 no options to purchase shares of common stock were excluded from the computation of diluted earnings per share because all of the options were in the money.

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

Gains and losses resulting from foreign intercompany transactions are included as a component of net income or loss each reporting period unless the transactions are of a long-term-investment nature and settlement is not planned or anticipated in the foreseeable future, in which case the gains and losses are recorded as a component of accumulated other comprehensive income or loss in the consolidated balance sheets.

Treasury Stock — The Company repurchased 47,504 and 32,362 of its common stock in 2020 and 2019, respectively, through its previously announced stock repurchase plan. The Company repurchased 32,682 and 64,252 shares of its common stock in 2020 and 2019, respectively from employees upon the vesting of restricted stock to offset the income taxes owed by those employees. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of stockholders’ equity. The cost of the common stock repurchased and held in treasury was $3.3 million and $4.5 million in 2020 and 2019, respectively.

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

Note 3 - Acquisition

On August 31, 2020, the Company acquired Partsmaster from NCH Corporation. Partsmaster is a leading maintenance, MRO solutions provider that serves approximately 16,000 customers with approximately 200 sales representatives. The acquisition was made primarily to expand the Company's sales coverage, expand product lines, add experienced sales representatives, and leverage the Company's infrastructure.

The purchase price was $35.3 million in cash plus the assumption of certain liabilities. The Company paid $2.3 million of the purchase price in cash at closing and will pay the remaining $33.0 million in May 2021. The payment obligation has been discounted to its present value and was recognized as an accrued acquisition liability of $32.4 million at the time of acquisition. As of December 31, 2020, the discounted present value of the $33.0 million due in May 2021 is $32.7 million and is recorded in the Company's consolidated balance sheet as an accrued acquisition liability. Payment has been guaranteed under the Purchase Agreement, and includes the issuance of a $33.0 million irrevocable standby letter of credit. The Company will satisfy the payment obligation with cash on hand with any remaining portion using its existing credit facility.

The purchase price of the acquisition was allocated to the fair value of Partsmasters' assets and liabilities on the acquisition date. The fair market value appraisals of the majority of the assets and liabilities was determined by a third party valuation firm using management estimates and assumptions including intangible assets of $5.0 million for customer relationships and $2.8 million for trade names, and their estimated useful lives of 10 and 5 years, respectively. The $15.8 million allocated to goodwill reflects the purchase price less the fair market value of the identifiable net assets. The goodwill is attributable to the workforce of the acquired business and the significant synergies expected to arise after Lawson's acquisition of Partsmaster. The entire amount of goodwill is expected to be deductible for tax purposes.

The appropriate fair values of the assets acquired and liabilities assumed are based on estimates and assumptions. The Company continues to review preliminary estimates of various assets and liabilities including, but not limited to, pre-acquisition employee compensation liabilities and potential adjustments of certain accounts receivable balances as defined under the purchase agreement. These preliminary estimates and assumptions could change during the purchase price measurement period as the Company finalizes the valuations of the assets acquired and liabilities assumed. The Company recorded the fair value of accounts receivable after consideration of an estimate of cash flows not expected to be collected which was $0.4 million.

Partsmaster contributed $22.6 million of revenue and $0.8 million of operating income in the four months of 2020 post-acquisition.

A summary of the initial purchase price allocation of the acquisition is as follows (Dollars in thousands):

Cash paid and payable and liabilities assumed
Cash paid and payable	$34,523
Accounts payable and accrued expenses	4,086
Lease obligation	620
Deferred compensation	2,938
$42,167
Fair value of assets acquired
Goodwill	$15,816
Inventories	7,797
Accounts receivable	7,706
Customer relationships	4,961
Trade names	2,775
Property, plant and equipment	2,121
Right of use asset	620
Other assets	371
$42,167

The following table contains unaudited pro forma revenue and net income for Lawson Products assuming the Partsmaster acquisition closed on January 1, 2019.

	(Unaudited)
	Pro Forma Year Ended December 31,
	2020	2019

Revenue	396,679	435,486

Net Income	16,535	7,277

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

Note 4 - Revenue Recognition

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

The Lawson segment, including the Partsmaster acquisition, offers a VMI service proposition to its customers. A portion of these services, primarily related to stocking of product and maintenance of the MRO inventory, is provided a short period of time after control of the purchased product has been transferred to the customer. Since some components of VMI service have not been provided at the time the control of the product transfers to the customer, that portion of expected consideration is deferred until the time that those services have been provided.

The Bolt Supply segment does not provide VMI services for its customers or provide services in addition to product sales to customers. Revenue is recognized at the time that control of the product has been transferred to the customer which is either upon delivery or shipment depending on the terms of the contract.

In previous financial statements, the Company presented the disaggregated components of total revenue: product revenue and service revenue, along with the cost of sales associated with each of these revenue streams as the service revenues exceeded 10% of consolidated sales. Since the Company qualifies as a smaller reporting company, the Company has elected to discontinue disclosure of the disaggregated components of revenue and cost of sales in its consolidated statements of income and comprehensive income and in the related notes to the consolidated financial statements. For the twelve months ended December 31, 2019, service revenue of $40.1 million was reported as service revenue which have now been combined as reported within total revenue.

Disaggregated revenue by product type follows:

	Unaudited
	Year Ended December 31,
Product Category	2020	2019
Fastening systems	22%	24%
Cutting tools and abrasives	14%	13%
Fluid power	13%	15%
Specialty chemicals	11%	11%
Electrical	10%	11%
Aftermarket automotive supplies	7%	8%
Safety	6%	5%
Welding and metal repair	2%	2%
Other	15%	11%
	100%	100%
Lawson as Lessor

Prior to acquisition, Partsmaster leased parts washer machines to customers through its Torrents leasing program. The Torrents leasing program comprised a minor portion of the Partsmaster business. The Company will continue the leasing program for the foreseeable future. These leases are classified as operating leases. The leased machines are recognized as fixed assets on the Company's consolidated balance sheet and the leasing revenue is recognized on a straight line basis. The Torrents machine leasing program generated $0.9 million of revenue in 2020 post-acquisition. The Company has adopted the practical expedient not to separate the non-lease components that would be within the scope of ASC 606 from the associated lease component as the relevant criteria under ASC 842 are met.

Note 5 — Restricted Cash

The Company has agreed to maintain $0.8 million in a money market account as collateral for an outside party that is providing certain commercial card processing services for the Company. The Company has also agreed to maintain $0.2 million in a guaranteed investment certificate as collateral for an outside party that is providing certain commercial credit card services for Bolt. The Company is restricted from withdrawing this balance without the prior consent of the outside party during the term of the agreement.

Note 6 – Inventories, net

Inventories, net, consisting primarily of purchased goods which are offered for resale, were as follows:

	(Dollars in thousands)
	December 31,
	2020	2019
Inventories, gross	$67,137	$60,500
Reserve for obsolete and excess inventory	(5,270)	(4,595)
Inventories, net	$61,867	$55,905

Note 7 - Property, Plant and Equipment

Components of property, plant and equipment were as follows:

	(Dollars in thousands)
	December 31,
	2020	2019
Land	$2,650	$2,625
Buildings and improvements	15,765	15,356
Machinery and equipment	26,814	24,509
Capitalized software	23,013	22,136
Furniture and fixtures	5,725	5,673
Vehicles	151	155
Construction in progress	752	683
	74,870	71,137
Accumulated depreciation and amortization	(59,070)	(54,591)
	$15,800	$16,546

Note 8 - Goodwill

Goodwill activity related to acquisitions is included in the table below:

	(Dollars in Thousands)
	Goodwill By Reportable Segment
	Lawson	Bolt	Total
Beginning balance January 1, 2019	$7,174	$12,905	$20,079
Impact of foreign exchange	205	649	854
Adjustment to prior year allocation	(10)	—	(10)
Balance at December 31, 2019	7,369	$13,554	20,923

Impact of foreign exchange	85	270	355
Acquisition (1)	15,816	—	15,816
Impairment (2)	(1,918)	—	(1,918)
Balance at December 31, 2020	$21,352	$13,824	$35,176

(1)    The $15.8 million addition to goodwill in 2020 was due to the preliminary allocation of the purchase price to acquire Partsmaster.

(2) The Company performed a quantitative goodwill impairment analysis as of December 1, 2020 for the Screw Products reporting unit. The Company engaged a third party valuation firm to determine the value of the Screw Products reporting unit, and determined that the carrying value of the net assets exceeded the fair value of the reporting unit, and accordingly, recognized an impairment charge of $1.9 million.

Although the Company believes the projected future operating results and cash flows and related estimates regarding the values were based on reasonable assumptions, it is reasonably possible that estimates made may be materially and adversely impacted in the future as a result of the COVID-19 pandemic, including impairment losses related to goodwill.

Note 9 - Intangible assets

The gross carrying amount and accumulated amortization by intangible asset class were as follows:

	(Dollars in thousands)			(Dollars in thousands)
	December 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$11,289	$(2,733)	$8,556	$8,422	$(2,020)	$6,402
Customer relationships	12,349	(2,402)	9,947	7,337	(1,404)	5,933
	$23,638	$(5,135)	$18,503	$15,759	$(3,424)	$12,335

Amortization expense of $1.7 million and $1.3 million related to intangible assets was recorded in General and administrative expenses for 2020 and 2019, respectively. The estimated aggregate amortization expense for each of the next five years are as follows:

(Dollars in thousands)
Year	Amortization
2021	$2,662
2022	2,457
2023	2,343
2024	2,247
2025	1,983
Thereafter	6,811
$18,503

Note 10 – Income Taxes

Income from operations before income taxes consisted of the following:

	(Dollars in thousands)
	Year Ended December 31,
	2020	2019
United States	$16,226	$5,418
Canada	4,559	4,256
	$20,785	$9,674

Provision (benefit) for income taxes from operations for the years ended December 31, consisted of the following:

	(Dollars in thousands)
	Year Ended December 31,
	2020	2019
Current income tax expense:
U.S. federal	$3,858	$—
U.S. state	710	136
Canada	1,288	291
Total	$5,856	$427
Deferred income tax expense (benefit):
U.S. federal	$236	$2,012
U.S. state	52	303
Canada	(472)	(289)
Total	$(184)	$2,026
Total income tax expense (benefit):
U.S. federal	$4,094	$2,012
U.S. state	762	439
Canada	816	2
Total	$5,672	$2,453

The reconciliation between the effective income tax rates and the statutory federal rates for operations are as follows:

	Year Ended December 31,
	2020	2019
Statutory Federal rate	21.0%	21.0%
Increase (decrease) resulting from:
Change in valuation allowance - current period activity	(2.2)	(4.5)
Change in valuation allowance - reversal	—	(13.6)
Capital loss	—	13.6
Stock compensation	(2.0)	(11.5)
Compensation deduction limitation	1.5	10.1
State and local taxes, net	3.8	4.5
Foreign income inclusion	—	3.1
Meals & entertainment	0.6	1.8
Change in uncertain tax positions	4.6	(1.0)
Provision to return differences	(0.1)	0.2
Other items, net	0.1	1.7
Provision for income taxes	27.3%	25.4%

At December 31, 2020, the Company had $7.2 million of U.S. federal net operating loss carryforwards which are subject to expiration beginning in 2030 and $7.7 million of various state net operating loss carryforwards which expire at varying dates through 2034.

Certain valuation allowances pertaining to the deferred tax assets related to our Canadian operations remain as of December 31, 2020. Lawson's Canadian operations have recently moved into a three-year cumulative income position. Based on the history of our Canadian operations and their multi-year pre-tax losses through 2018, the Company does not believe there is sufficient positive evidence at this time to consider reversing the $1.2 million valuation allowance. While forecasts may show future positive pre-tax income, future projected income is the least objective of the positive sources of evidence as the projections are inherently subjective and not yet demonstrated. The uncertainty of the continuing pandemic may further affect our Canadian business. Based on this, the Company will maintain its valuation allowances related to Canada as of December 31, 2020. The Company will continue to monitor all positive and negative evidence regarding the Canadian operations and will re-assess our position on a regular basis.
As a result of acquisitions completed in recent years, the Company recorded $35.2 million of tax deductible goodwill that may result in a tax benefit in future periods.

Deferred income tax assets and liabilities contain the following temporary differences:

	(Dollars in thousands)
	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforward	$5,431	$7,786
Compensation and benefits	10,980	9,947
Inventory reserve	1,772	1,589
Accounts receivable reserve	167	152
Leased assets	1,061	3,326
Other	329	146
Total deferred tax assets	19,740	22,946

Deferred tax liabilities:
Intangible assets	1,948	2,360
Lease liabilities	1,366	2,850
Property, plant and equipment	(975)	353
Other	503	625
Total deferred liabilities	2,842	6,188

Net deferred tax assets before valuation allowance	16,898	16,758
Valuation allowance	(1,257)	(1,235)

Net deferred tax assets	$15,641	$15,523

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	(Dollars in thousands)
	December 31,
	2020	2019
Balance at beginning of year	$3,242	$3,612
Additions for tax positions of current year	15	13
Additions for tax positions of prior years	1,413	121
Reductions for tax positions of prior year	—	(29)
Lapse of statute of limitations	(984)	(475)
Balance at end of year	$3,686	$3,242

The recognition of the unrecognized tax benefits would have a favorable effect on the effective tax rate. Due to the uncertainty of both timing and resolution of income tax examinations, the Company is unable to determine whether any amounts included in the December 31, 2020 balance of unrecognized tax benefits represent tax positions that could significantly change during the next twelve months. The unrecognized tax benefits are recorded as a component of Other liabilities in the Consolidated Balance Sheets. Interest and penalties related to unrecognized tax benefits are recorded as a component of income tax expense.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. As of December 31, 2020, the Company was subject to U.S. federal income tax examinations for the years 2017 through 2019 and income tax examinations from various other jurisdictions for the years 2013 through 2019.

Note 11 - Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	(Dollars in thousands)
	December 31,
	2020	2019

Accrued stock-based compensation (stock performance rights)	$14,437	$14,908
Accrued compensation	9,794	9,238
Accrued and withheld taxes, other than income taxes	3,788	4,387
Accrued profit sharing	240	916
Accrued severance	1,103	778
Deferred revenue	822	648
Accrued health benefits	732	578
Other	7,576	7,858
	$38,492	$39,311

Note 12 - Leases

The Company leases property used for distribution centers, office space, and Bolt branch locations throughout the U.S. and Canada, along with various equipment located in distribution centers and corporate headquarters.

The expenses and income generated by the leasing activity of Lawson as lessee for the years ended December 31, 2020 and December 31, 2019 were as follows:

		(Dollars in Thousands)
		Year Ended December 31,
Lease Type	Classification	2020	2019

Consolidated Operating Lease Expense (1)	Operating expenses	$4,999	$4,729

Consolidated Financing Lease Amortization	Operating expenses	226	206
Consolidated Financing Lease Interest	Interest expense	28	30
Consolidated Financing Lease Expense		254	236

Sublease Income (2)	Operating expenses	—	(160)
Net Lease Cost		$5,253	$4,805

(1) Includes short term lease expense, which is immaterial
(2) Sublease income from sublease of a portion of the Company headquarters. The sublease was terminated in June 2019 and the Company has no other subleases

The value of the net assets and liabilities generated by the leasing activity of Lawson as lessee as of December 31, 2020 were as follows:

	(Dollars in Thousands)
	Year Ended December 31,
Lease Type	2020	2019

Total ROU operating lease assets (1)	$8,246	$10,592
Total ROU financing lease assets (2)	518	654
Total lease assets	$8,764	$11,246

Total current operating lease obligation	$4,360	$3,591
Total current financing lease obligation	208	239
Total current lease obligations	$4,568	$3,830

Total long term operating lease obligation	$5,498	$9,133
Total long term financing lease obligation	240	371
Total long term lease obligation	$5,738	$9,504

(1) Operating lease assets are recorded net of accumulated amortization of $5.9 million and $1.2 million as of December 31, 2020 and December 31, 2019, respectively
(2) Financing lease assets are recorded net of accumulated amortization of $0.4 million and $0.2 million as of December 31, 2020 and December 31, 2019, respectively

The value of the lease liabilities generated by the leasing activities of Lawson as lessee as of December 31, 2020 were as follows (Dollars in thousands):

Year Ended December 31,	Operating Leases	Financing Leases	Total

2021	$4,719	$219	$4,938
2022	3,212	143	3,355
2023	1,471	89	1,560
2024	509	25	534
2025	168	—	168
Thereafter	462	—	462
Total lease payments	10,541	476	11,017
Less: Interest	683	28	711
Present value of lease liabilities	$9,858	$448	$10,306

(1)     Of the $10.5 million future minimum operating lease commitments outstanding at December 31, 2020, $2.2 million relates to a lease for the Company's headquarters which expires in March 2023
(2)     The Company has an operating lease for the McCook Facility which expires in June 2022 and includes future minimum lease payments of $2.6 million

The weighted average lease terms and interest rates of the leases held by Lawson as of December 31, 2020 are as follows:

Lease Type	Weighted Average Term in Years	Weighted Average Interest Rate

Operating Leases	2.9	5.2%
Financing Leases	2.5	5.3%

The cash outflows of the leasing activity of Lawson as lessee for the year ending December 31, 2020 are as follows (Dollars in thousands):

Cash Flow Source	Classification	Amount

Operating cash flows from operating leases	Operating activities	$4,256
Operating cash flows from financing leases	Operating activities	28
Financing cash flows from financing leases	Financing activities	257

McCook Lease Adjustment

Subsequent to the adoption of ASC 842 in 2019 the Company recorded a non-cash transaction to establish $1.7 million of operating ROU assets, for which $1.7 million of operating lease liabilities were incurred. Also, in 2019 the Company recorded a non-cash transaction to establish $0.4 million of financing ROU assets, for which $0.4 million of financing lease liabilities were incurred.

Lawson as Lessor

Prior to acquisition, Partsmaster leased parts washer machines to customers through its Torrents leasing program. The Torrents leasing program comprised a minor portion of the Partsmaster business. The Company will continue the leasing program for the foreseeable future. These leases are classified as operating leases. The leased machines are recognized as fixed assets on the Company's consolidated balance sheet and the leasing revenue is recognized on a straight line basis. The Torrents machine leasing program generated $0.9 million of revenue in 2020 post-acquisition. The Company has adopted the practical expedient not to separate non-lease components that would be within the scope of ASC 606 from the associated lease components as the relevant criteria under ASC 842 are met.

Note 13 – Credit Agreement

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

At December 31, 2020, the Company had no outstanding balances under its revolving line of credit facility and additional borrowing availability of $66.0 million. The carrying amount of the Company’s debt at December 31, 2020 approximates its fair value. The weighted average interest rate was 2.65% in 2020. The Company had $34.0 million of outstanding letters of credit as of December 31, 2020 primarily related to the acquisition of Partsmaster.

In addition to other customary representations, warranties and covenants, the results of the financial covenants are provided below:

Quarterly Financial Covenants	Requirement	Actual
EBITDA to fixed charges ratio	1.15 : 1.00	4.77 : 1.00
Total net leverage ratio	3.25 : 1.00	0.60 : 1.00

The Company was in compliance with all financial covenants as of December 31, 2020.

In the third quarter of 2020, the Company entered into an amendment to the Credit Agreement which among other items increased the letter of credit basket from $15.0 million to $40.0 million until August 31, 2021 and authorized the Company to incur indebtedness in an amount up to $36.0 million for the acquisition of Partsmaster.

Note 14 – Accrued Acquisition Liability

On August 31, 2020, Lawson acquired Partsmaster from NCH Corporation. As part of the purchase price the Company agreed to pay $33.0 million in May 2021. The payment obligation has been discounted to its present value using an implied interest rate of 1.8% and is recognized as a current liability of $32.7 million in the Company's consolidated balance sheet. Payment has been guaranteed under the Purchase Agreement which includes the issuance of a $33.0 million irrevocable standby letter of credit. The accrued acquisition liability is included as outstanding debt in the quarterly financial covenants. See Note 13 - Credit Agreement for further details.

Note 15 – Reserve for Severance

Severance costs are primarily related to management realignment and reorganization. The table below reflects the activity in the Company’s reserve for severance and related payments.

	(Dollars in thousands)
	Year Ended December 31,
	2020	2019
Beginning balance	$909	$359
Charged to earnings	2,077	1,756
Cash paid	(1,735)	(1,206)
Ending balance	$1,251	$909

The majority of remaining severance liabilities outstanding as of December 31, 2020 will be paid by the end of 2021, and are included in accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets.

Note 16 - Commitments and Contingencies

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

A remediation plan was approved by ADEM in 2018. The plan consists of chemical injections throughout the affected area, as well as subsequent monitoring of the area for three consecutive periods. The injection process was completed in the first quarter of 2019 and the environmental consulting firm is monitoring the affected area. At December 31, 2020 the Company has less than $0.1 million accrued for potential monitoring costs. The Company does not expect to capitalize any amounts related to the remediation plan.

Note 17 - Retirement and Security Bonus Plans

The Company provides a 401(k) defined contribution plan to allow employees a pre-tax investment vehicle to save for retirement. The Company made contributions to the 401(k) plan of $2.9 million and $3.2 million for the years ended December 31, 2020 and 2019, respectively.

The Company provides a Deferred Profit Savings Plan ("DPSP") for certain Canadian employees and a Registered Retirement Savings Plan ("RRSP") for other Canadian employees. Both are deferred defined contribution retirement investment plans. The Company contributed $0.2 million and $0.4 million in 2020 and 2019, respectively.

The Company provides a profit sharing plan for certain sales, office and warehouse employees. The amounts of the Company’s annual contributions are determined annually by the Board of Directors. Expenses incurred for the profit sharing plan were $0.2 million and $0.8 million for the years ended December 31, 2020 and 2019, respectively.

The Company has a security bonus plan which was previously created for the benefit of its independent sales representatives, under the terms of which participants are credited with a percentage of their annual net commissions. The aggregate amounts credited to participants’ accounts vest 25% after five years, and an additional 5% vests each year thereafter upon qualification for the plan. On January 1, 2013, the Company converted all of its U.S. independent sales representatives to employees. The security bonuses for those converted employees continue to vest, but their accounts are no longer credited with a percentage of net commissions. For financial reporting purposes, amounts are charged to operations over the vesting period. Expenses incurred for the security bonus plan were $0.3 million and $0.5 million for the years ended December 31, 2020 and 2019, respectively. The security bonus plan is partially funded by a $6.9 million investment in the cash surrender value in life insurance of certain employees. Of the $11.5 million total liability, $0.3 million is classified as a current liability as of December 31, 2020, and the remaining $11.3 million is classified as long-term.

Note 18 – Stock-Based Compensation Plans

Plan Administration

The Company's Amended and Restated 2009 Equity Compensation Plan (“Equity Plan”) provides for the grant of nonqualified and incentive stock options, stock awards and stock units to officers and employees of the Company. The Equity Plan also provides for the grant of option rights and restricted stock to non-employee directors. As of December 31, 2020, the Company had approximately 247,000 shares of common stock still available under the Equity Plan. Non-employee directors are limited to grants of no more than 20,000 shares of common stock in any calendar year and other than non-employee directors are limited to grants of no more than 125,000 shares of common stock in any calendar year. The Equity Plan is administered by the Compensation Committee of the Board of Directors, or its designee, which as administrator of the plan, has the authority to select plan participants, grant awards, and determine the terms and conditions of the awards.

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

On December 31, 2020, the SPRs outstanding were re-measured at fair value using the Black-Scholes valuation model. This model requires the input of subjective assumptions that may have a significant impact on the fair value estimate. The weighted-average estimated value of SPRs outstanding as of December 31, 2020 was $26.88 per SPR using the following assumptions:

Expected volatility	46.5% to 66.9%
Risk-free rate of return	0.1% to 0.2%
Expected term (in years)	0.5 to 3.5
Expected annual dividend	$0

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

A compensation benefit of less than $0.1 million was recorded as a reduction to General and administrative expense for the year ended December 31, 2020. Compensation expenses of $14.9 million was recorded in General and administrative expenses for the year ended December 31, 2019. Cash in the amount of $0.5 million and $13.4 million was paid for SPR exercises in 2020 and 2019, respectively. A liability of $14.4 million reflecting the estimated fair value of future pay-outs is included as a component of Accrued expenses and other liabilities on the consolidated balance sheets.

Activity related to the Company’s SPRs during the year ended December 31, 2020 was as follows:

	Number of SPRs	Weighted Average Exercise Price
Outstanding on December 31, 2019	599,861	$26.56
Exercised	(18,861)	16.48
Outstanding on December 31, 2020	581,000	26.88

Exercisable on December 31, 2020	573,086	$26.72

The SPRs outstanding had an intrinsic value of $14.6 million as of December 31, 2020. Unrecognized compensation cost related to non-vested SPRs was $0.2 million at December 31, 2020, which will be recognized over a weighted average period of 1.0 years. During the year ended December 31, 2020, 43,397 SPRs with a fair value of $1.3 million vested. At December 31, 2020, the weighted average remaining contractual term was 2.0 years for all outstanding SPRs and 1.8 years for all exercisable SPRs.

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

Compensation expenses of $1.2 million and $1.3 million related to the RSAs were recorded in General and administrative expenses for 2020 and 2019, respectively. Activity related to the Company’s RSAs during the year ended December 31, 2020 was as follows:

Restricted Stock Awards
Outstanding on December 31, 2019	90,909
Granted	18,371
Exchanged for common shares	(63,481)
Outstanding on December 31, 2020	45,799

As of December 31, 2020, there was $0.8 million of total unrecognized compensation cost related to RSAs that will be recognized over a weighted average period of 1.0 year. The awards granted in 2020 had a weighted average grant date fair value of $36.68 per share.

Market Stock Units

Market Stock Units ("MSUs") are exchangeable for between 0% to 150% of the Company's common shares at the end of the vesting period based on the trailing 60 day average closing price of the Company's common stock. The value of the MSUs was determined using a geometric brownian motion model that, based on certain variables, generates a large number of random trials simulating the price of the common stock over the measurement period. Expenses of $0.7 million and $1.2 million related to MSUs were recorded in General and administrative expenses in the years ended December 31, 2020 and 2019, respectively. Activity related to the Company’s MSUs during the year ended December 31, 2020 was as follows:

	Number of Market Stock Units	Maximum Shares Potentially Issuable
Outstanding on December 31, 2019	139,643	199,303
Granted	21,648	32,472
Exchanged for stock	(24,035)	(36,052)
Outstanding on December 31, 2020	137,256	195,723

Stock Options

Each stock option can be exchanged for one share of the Company’s common stock at the stated exercise price. Expense related to stock options was $0.1 million in both 2020 and 2019. There was no unrecognized compensation related to stock options as of December 31, 2020 as all compensation plans that included stock options were fully vested. Upon vesting, stock options are recognized as a component of equity. There were 80,000 stock options outstanding on December 31, 2020 with a weighted average exercise price of $27.70.

Performance Awards ("PAs")

The Company issued 10,852 PAs to key employees that cliff vest on December 31, 2022. PAs are exchangeable for the Company's common stock ranging from zero to 16,278, or the equivalent amount in cash, based upon the achievement of certain financial performance metrics. Expenses of $0.1 million related to the PAs were recorded in General and administrative expenses for the year ended December 31, 2020.

Note 19 – Segment Information

The Company's operating segments, Lawson and Bolt, also represent its reportable segments because of differences in the businesses' financial characteristics and the methods they employ to deliver product to customers. The results of the Company's operating segments are reviewed by the Company’s chief operating decision maker responsible for reviewing operating performance and allocating resources. The Lawson segment primarily relies on its large network of sales representatives to visit the customer at the customers' location and produce sales orders for product that is then shipped to the customer and also provides VMI services. The Bolt segment primarily sells product to customers when the customers visit one of Bolt's 14 branch locations and the product is delivered to the customers at the point of sale. The Bolt segment total assets include the value of the acquired intangibles and the related amortization within its operating income.

Financial information for the Company's reportable segments follows:

	(Dollars in thousands)
	Year Ended December 31,
	2020	2019
Net sales
Lawson	$312,803	$329,367
Bolt	38,788	41,418
Consolidated total	$351,591	$370,785

Gross profit
Lawson	$171,258	$181,567
Bolt	15,280	15,787
Consolidated total	$186,538	$197,354

Operating Income
Lawson	$17,715	$6,483
Bolt	2,835	2,583
Consolidated total	20,550	9,066

Interest expense	(654)	(603)
Other income, net	889	1,211
Income before income taxes	$20,785	$9,674

Capital expenditures
Lawson	$1,529	$1,522
Bolt	158	506
Consolidated total	$1,687	$2,028

Depreciation and amortization
Lawson	$5,343	$4,757
Bolt	1,358	1,136
Consolidated total	$6,701	$5,893

Total assets
Lawson	$221,490	$168,803
Bolt	43,533	44,174
Investment in Subsidiary	(8,719)	(8,548)
Consolidated total	$256,304	$204,429

Financial information related to the Company’s continuing operations by geographic area follows:

	(Dollars in Thousands)
	Year Ended December 31,
	2020	2019
Net sales (1)
United States	$283,261	$295,675
Canada	68,330	75,110
Consolidated total	$351,591	$370,785

Long-lived assets (2)
United States	$44,395	$25,478
Canada	34,180	35,849
Consolidated total	$78,575	$61,327

(1)    Net sales are attributed to countries based on the location of customers.

(2)    Long-lived assets primarily consist of property, plant and equipment, goodwill, intangibles, right of use assets and other assets.

Note 20 – Stock Repurchase Program

In 2019, the Company's Board of Directors authorized a program in which the Company may repurchase up to $7.5 million of the Company's common stock from time to time in open market transactions, privately negotiated transactions or by other methods. In 2020 and 2019, the Company purchased 47,504 and 32,362 shares of common stock at an average purchase price of $36.93 and $38.13, respectively, under the repurchase program. At December 31, 2020, the Company had approximately $4.5 million available under the repurchase plan.

Note 21 – Related Party Transactions

During the twelve months ended December 31, 2020 the Company purchased approximately $0.9 million of inventory from a company owned by an immediate relative of a Board member at fair market value. The Company paid substantially all of the amount owed in the third and fourth quarters and therefore immaterial remaining liabilities exist as of December 31, 2020.

Note 22 – COVID-19 Risks and Uncertainties

There is substantial uncertainty as to the overall effect the COVID-19 pandemic will have on the results of the Company for 2021 and beyond. Various events related to COVID-19 have resulted in lost revenue to our Company, limitations on our ability to source high demand products, limitations on our sales force to perform certain functions due to state or federal stay-at-home orders, slow-down of customer demand for our products and limitations of some customers to pay us on a timely basis.

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security ("CARES") Act to provide certain relief as a result of the COVID-19 outbreak. The Company has elected to defer the employer side social security payments in accordance with the CARES Act. The total amount deferred is $3.5 million, with $1.7 million expected to be paid in 2021 and the remainder in 2022. The Company will continue to evaluate how the provisions of the CARES Act will impact its financial position, results of operations and cash flows. The Company has also utilized the Canadian Emergency Wage Subsidy ("CEWS") Act for both Lawson Canada and Bolt for assistance with hourly employee costs. The CEWS is a program that provides a subsidy of certain eligible wages commencing March 15, 2020 through December 31, 2020 subject to meeting certain criteria. During 2020 the Company recorded $1.4 million in subsidies from the CEWS program which is recognized as a reduction to selling, general and administrative expenses in the consolidated statement of income and comprehensive income.

In the first quarter of 2020, the government of the state of Illinois defined essential businesses, allowing Lawson to operate during the pandemic. A change in this status could result in the temporary closure of our business. Additionally the COVID-19 pandemic could result in a temporary closure of any or all of our distribution facilities or the Bolt branch locations, which would negatively impact our operations. Other disruptions to our supply chain such as reduced capacity or temporary shutdowns of freight carriers could also negatively impact Company performance. The pandemic is negatively impacting sales and operations currently and may negatively impact future financial results, liquidity and overall performance of the Company. Additionally, it is reasonably possible that estimates made in the financial statements may be materially and adversely impacted in the future as a result of these conditions, including delay in payment of receivables, impairment losses related to goodwill and other long-lived assets, and inability to utilize deferred tax assets.

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

The second quarter 2020 financial performance of the Company was substantially negatively impacted as state and local governments throughout the United States and Canada imposed strict COVID-19 related restrictions, including shutdowns of nonessential businesses and stay-at-home orders, particularly in April. These restrictions were relaxed in May and June, and were further relaxed throughout the third quarter. The economic climate in the third quarter improved as non-essential businesses reopened in both limited capacity and full capacity. The relaxed restrictions resulted in increased customer contact and more consistent customer visits for Lawson MRO sales representatives, as well as increased customer visits to Bolt branch locations. The relaxed restrictions continued in the fourth quarter as well, which allowed for continued sequential improvement in operating and financial performance.

Despite the improved economic climate, the Company continues to be negatively impacted by the COVID-19 pandemic and the various federal, state and local restrictions enacted to combat the pandemic. In the fourth quarter of 2020, the U.S. Food and Drug Administration approved certain vaccines that have demonstrated effectiveness in preventing the spread of the COVID-19 virus. However, it is projected that the production, distribution and administration of the vaccine to a sufficient percentage of the population to significantly minimize the future effect of the pandemic will not be reached until mid-2021.

The Company has taken several steps to mitigate the potential negative impacts of COVID-19. The actions taken included, but are not limited to, furloughing employees, reducing base salaries for a period of time, canceling travel and award trips, temporarily consolidating its Suwanee distribution center operations into the McCook facility, eliminating non-critical capital expenditures and eliminating various positions throughout the Company. In the third and fourth quarters the Company brought back various previously furloughed employees. The Company reopened the Suwanee distribution center in a reduced capacity in the third quarter as overall business activity increased.

The Company will continue to closely monitor the operating environment and will take appropriate actions to protect the safety for its employees, customers and suppliers.

Lawson Products, Inc.
Schedule II -Valuation and Qualifying Accounts

The roll forward of valuation accounts were as follows:

	(Dollars in thousands)
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Allowance for doubtful accounts: (1)
Year ended December 31, 2020	$593	$578	$(517)	$654
Year ended December 31, 2019	$549	$623	$(579)	$593

Valuation allowance for deferred tax assets:
Year ended December 31, 2020	$1,235	$22	$—	$1,257
Year ended December 31, 2019	$2,569	$—	$(1,334)	$1,235

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

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020.  In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission “Internal Control – Integrated Framework” (2013).  Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020. The Company’s independent registered public accounting firm, BDO USA, LLP, has audited and issued a report on the Company’s internal controls over financial reporting as set forth in this annual report.

The Company is in the process of integrating Partsmaster, which was acquired from NCH Corporation on August 31, 2020, into its overall internal control over financial reporting. Management elected to exclude the internal controls of Partsmaster from its assessment of the effectiveness of internal controls over financial reporting for the year ended December 31, 2020, as permitted by the SEC's interpretive guidance. Partsmaster constituted 15.8% and 0.9% of total assets and net assets, respectively, as of December 31, 2020 and 6.4% of total revenue and 5.2% of net income for 2020.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Lawson Products, Inc.
Chicago, Illinois
Opinion on Internal Control over Financial Reporting

We have audited Lawson Products, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the accompanying index and our report dated February 26, 2021 expressed an unqualified opinion thereon.
Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As indicated in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting,” management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Partsmaster, which was acquired on August 31, 2020, and which is included in the consolidated balance sheet of the Company as of December 31, 2020, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended. Partsmaster constituted 15.8% and 0.9% of total assets and net assets, respectively, as of December 31, 2020, and 6.4% and 5.2% of revenues and net income, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of Partsmaster because of the timing of the acquisition which was completed on August 31, 2020. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Partsmaster.
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
/s/BDO USA, LLP
Chicago, Illinois
February 26, 2021

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company is in the process of integrating Partsmaster, which was acquired from NCH Corporation on August 31, 2020, into its overall internal control over financial reporting. Management elected to exclude the internal controls of Partsmaster from its assessment of the effectiveness of internal controls over financial reporting for the year ended December 31, 2020, as permitted by the SEC's interpretive guidance. Partsmaster constituted 15.6% and 0.9% of total assets and net assets, respectively, as of December 31, 2020 and 6.4% of total revenue and 5.2% of net income for 2020.

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

a.    Directors

The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2021, under the caption “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.

b.    Executive Officers

The information required by this Item is set forth under the caption Item 1 — Business under “Executive Officers of the Registrant.”

c.    Audit Committee

Information on the Company’s Audit Committee is contained under the caption “Board of Directors Meetings and Committees” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2021, which is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION.

Lawson Products, Inc.
Notes to Consolidated Financial Statements

The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2021, under the caption “Remuneration of Executive Officers,” which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2021 under the caption “Securities Beneficially Owned by Principal Stockholders and Management” which information is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2020 regarding the number of shares of common stock that were available for issuance under the Company’s equity compensation plans which are described in greater detail in Note 18 in the Consolidated Financial Statements.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (1) (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	337,800	$27.70	247,042
Equity compensation plans not approved by security holders	—	—	—
Total	337,800	$27.70	247,042

(1)    Includes potential common stock issuance of 45,799 from restricted stock awards, 195,723 from market stock units, 80,000 from stock options and 16,278 from performance awards.

(2)     Weighted-average exercise price of 80,000 stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2021 under the caption “Election of Directors” and “Certain Relationships and Related Transactions” which information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required under this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2021 under the caption “Fees Paid to Independent Auditors” which information is incorporated herein by reference.

Lawson Products, Inc.
Notes to Consolidated Financial Statements

PART IV

ITEM 15. EXHIBITS,  FINANCIAL STATEMENT SCHEDULES.

(a)    (1)    See Index to Financial Statements in Item 8 on page 29.

    (2)    See Schedule II in Item 8 on page 61.

    (3)    Exhibits:

Exhibit Number	Description of Exhibit
2.1
Asset Purchase Agreement dated August 31, 2020, between the Company and NCH Corporation and NCH Canada, Inc., incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated August 31, 2020.

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

Lawson Products, Inc.
Notes to Consolidated Financial Statements

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

10.22
First Amendment to Credit Agreement dated August 31, 2020, between the Company and JP Morgan Chase Bank, N.A. as administrative agent, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 31, 2020.

10.23	Amendment of the Lawson Products, Inc. Amended Stock Performance Plan (As Amended and Restated Effective January 24, 2017), dated December 23, 2020.
10.24	Amendment of the Lawson Products, Inc. 2009 Equity Compensation Plan (As Amended and Restated Effective , 2017), dated December 23, 2020.
21	Subsidiaries of the Company.
23	Consent of BDO USA, LLP.
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Lawson Products, Inc.
Notes to Consolidated Financial Statements

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Indicates management employment contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAWSON PRODUCTS, INC

By:	/s/ Michael G. DeCata

Michael G. DeCata
President, Chief Executive Officer and Director
(principal executive officer)

	Date:	February 26, 2021

By:	/s/ Ronald J. Knutson

Ronald J. Knutson
Executive Vice President, Chief Financial Officer, Treasurer and Controller
(principal financial and accounting officer)

	Date:	February 26, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below this twenty-sixth day of February, 2021, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Andrew B. Albert	Director
Andrew B. Albert
/s/ I. Steven Edelson	Director
I. Steven Edelson
/s/ Lee S. Hillman	Director
Lee S. Hillman
/s/ J. Bryan King	Director
J. Bryan King
/s/ Charles D. Hale	Director
Charles D. Hale
/s/ Mark F. Moon	Director
Mark F. Moon
/s/ Bianca A. Rhodes	Director
Bianca A. Rhodes