Form 10-Q
period 2021-03-31
LAWSON PRODUCTS INC/NEW/DE/
filed 2021-04-29
CIK 703604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 OR 15(d) of the Securities Exchange Act of 1934
For quarterly period ended March 31, 2021
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, $1 par value, as of April 15, 2021 was 9,066,547.

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
•Luther King Capital's significant influence over the Company given its ownership percentage; and
•all other factors discussed in the Company’s “Risk Factors” set forth in its Annual Report on Form 10-K for the year ended December 31, 2020 and in this Quarterly Report on Form 10-Q for the period ended March 31, 2021.

The Company undertakes no obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
Lawson Products, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share data)

	March 31,	December 31,
	2021	2020
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$26,293	$28,393
Restricted cash	1,001	998
Accounts receivable, less allowance for doubtful accounts of $773 and $654, respectively	48,707	44,515
Inventories, net	60,758	61,867
Miscellaneous receivables and prepaid expenses	8,187	7,289
Total current assets	144,946	143,062

Property, plant and equipment, net	15,603	15,800
Goodwill	35,426	35,176
Deferred income taxes	19,457	18,482
Intangible assets, net	18,070	18,503
Cash value of life insurance	16,423	16,185
Right of use assets	14,453	8,764
Other assets	331	332
Total assets	$264,709	$256,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued acquisition liability	$32,871	$32,673
Accounts payable	19,841	22,262
Lease obligation	4,602	4,568
Accrued expenses and other liabilities	37,672	38,492
Total current liabilities	94,986	97,995

Security bonus plan	11,159	11,262
Deferred compensation	10,820	10,461
Lease obligation	11,505	5,738
Deferred tax liability	3,523	2,841
Other liabilities	5,658	5,585
Total liabilities	137,651	133,882

Stockholders’ equity:
Preferred stock, $1 par value:
Authorized - 500,000 shares, Issued and outstanding — None	—	—
Common stock, $1 par value:
Authorized - 35,000,000 shares Issued - 9,293,401 and 9,287,625 shares, respectively Outstanding - 9,066,547 and 9,061,039 shares, respectively	9,293	9,288
Capital in excess of par value	20,258	19,841
Retained earnings	105,205	101,609
Treasury stock – 226,854 and 226,586 shares, respectively	(9,028)	(9,015)
Accumulated other comprehensive income	1,330	699
Total stockholders’ equity	127,058	122,422
Total liabilities and stockholders’ equity	$264,709	$256,304
See notes to condensed consolidated financial statements.

Lawson Products, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020

Total revenue	$103,556	$91,035
Cost of goods sold	48,996	42,114
Gross profit	54,560	48,921

Operating expenses:
Selling expenses	23,802	19,984
General and administrative expenses	25,948	10,299
Operating expenses	49,750	30,283

Operating income	4,810	18,638

Interest expense	(323)	(115)
Other income (expense), net	372	(1,111)

Income before income taxes	4,859	17,412
Income tax expense	1,263	4,879

Net income	$3,596	$12,533

Basic income per share of common stock	$0.40	$1.39

Diluted income per share of common stock	$0.39	$1.34

Weighted average shares outstanding:
Basic weighted average shares outstanding	9,063	9,032
Effect of dilutive securities outstanding	265	302
Diluted weighted average shares outstanding	9,328	9,334

Comprehensive income:
Net income	$3,596	$12,533
Other comprehensive income (expense), net of tax
Adjustment for foreign currency translation	631	(2,494)
Net comprehensive income	$4,227	$10,039

See notes to condensed consolidated financial statements.

Lawson Products, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands)
(Unaudited)

	Common Stock		Capital in Excess of Par Value			Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Outstanding Shares	$1 Par Value		Retained Earnings	Treasury Stock
Balance at December 31, 2020	9,061,039	$9,288	$19,841	$101,609	$(9,015)	$699	$122,422

Net income	—	—	—	3,596	—	—	3,596
Adjustment for foreign currency translation	—	—	—	—	—	631	631
Stock-based compensation	—	—	422	—	—	—	422
Shares issued	5,776	5	(5)	—	—	—	—
Shares repurchased held in treasury	(268)	—	—	—	(13)	—	(13)
Balance at March 31, 2021	9,066,547	$9,293	$20,258	$105,205	$(9,028)	$1,330	$127,058

Lawson Products, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands)
(Unaudited)

	Common Stock		Capital in Excess of Par Value			Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Outstanding Shares	$1 Par Value		Retained Earnings	Treasury Stock
Balance at December 31, 2019	9,043,771	$9,190	$18,077	$86,496	$(5,761)	$(1)	$108,001

Net income	—	—	—	12,533	—	—	12,533
Shares repurchased held in treasury	(47,504)	—	—	—	(1,756)	—	(1,756)
Adjustment for foreign currency translation	—	—	—	—	—	(2,494)	(2,494)
Stock-based compensation	—	—	451	—	—	—	451
Balance at March 31, 2020	8,996,267	$9,190	$18,528	$99,029	$(7,517)	$(2,495)	$116,735

See notes to condensed consolidated financial statements.

Lawson Products, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020

Operating activities:
Net income	$3,596	$12,533

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,935	1,509
Stock-based compensation	944	(10,700)
Deferred income taxes	(320)	3,196
Changes in operating assets and liabilities, net of acquisition
Accounts receivable	(4,426)	(3,528)
Inventories	1,315	(1,500)
Miscellaneous receivables, prepaid expenses and other assets	(1,148)	(223)
Accounts payable and other liabilities	(3,733)	(8,486)
Other	361	311
Net cash used in operating activities	$(1,476)	$(6,888)

Investing activities:
Purchases of property, plant and equipment	$(849)	$(551)
Cash receipt related to acquisition	188	—
Net cash used in investing activities	$(661)	$(551)

Financing activities:
Net proceeds from revolving line of credit	$—	$8,189
Repurchase treasury shares	(13)	(1,756)
Payment of financing lease principal	(58)	(67)
Net cash provided by (used in) financing activities	$(71)	$6,366

Effect of exchange rate changes on cash and cash equivalents	$111	$(327)

Decrease in cash, cash equivalents and restricted cash	(2,097)	(1,400)

Cash, cash equivalents and restricted cash at beginning of period	29,391	6,297

Cash, cash equivalents and restricted cash at end of period	$27,294	$4,897

Cash and cash equivalents	$26,293	$4,095
Restricted cash	1,001	802
Cash, cash equivalents and restricted cash	$27,294	$4,897

Supplemental disclosure of cash flow information
Net cash paid for income taxes	$378	$198
Net cash paid for interest	$134	$147
See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Lawson Products, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of the Company, all normal recurring adjustments have been made that are necessary to present fairly the results of operations for the interim periods. Operating results for the three month period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

The Company has two operating segments. The Lawson operating segment, distributes maintenance, repair and operations ("MRO") products to customers primarily through a network of sales representatives offering vendor managed inventory ("VMI") service to customers throughout the United States and Canada. The Bolt Supply House Ltd. ("Bolt Supply") operating segment, distributes MRO products primarily through its branches located in Western Canada. Bolt Supply had 14 branches in operation at the end of the first quarter 2021. See the 2020 Annual Report Form 10K for further details of the significant accounting policies of the Company.

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

The purchase price was $35.3 million in cash plus the assumption of certain liabilities. The Company paid $2.3 million of the purchase price in cash at closing and will pay the remaining $33.0 million in May 2021. The payment obligation has been discounted to present value and is recognized as an accrued acquisition liability of $32.7 million and $32.9 million as of December 31, 2020 and March 31, 2021, respectively, in the Company's condensed consolidated balance sheet. Interest expense of $0.2 million was recorded in the three months ended March 31, 2021. Payment has been guaranteed under the Purchase Agreement, and includes the issuance of a $33.0 million irrevocable standby letter of credit. The Company will satisfy the payment obligation with cash on hand with any remaining portion using its existing credit facility.

The purchase price of the acquisition was allocated to the fair value of Partsmaster’s assets and liabilities on the acquisition date. The fair market value appraisals of the majority of the assets and liabilities was determined by a third party valuation firm using management estimates and assumptions including intangible assets of $5.0 million for customer relationships and $2.8 million for trade names, and their estimated useful lives of 10 and 5 years, respectively. The $15.8 million allocated to goodwill reflects the purchase price less the fair market value of the identifiable net assets. The goodwill is attributable to the workforce of the acquired business and the synergies expected to arise after Lawson's acquisition of Partsmaster. The entire amount of goodwill is expected to be deductible for tax purposes.

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

Partsmaster contributed $15.7 million of revenue and $0.7 million of operating income in the first quarter of 2021.

A summary of the initial purchase price allocation of the acquisition is as follows (Dollars in thousands):

Cash paid and payable and liabilities assumed
Cash paid and payable	$34,523
Accounts payable and accrued expenses	4,086
Deferred compensation	2,938
Lease obligation	620
$42,167
Fair value of assets acquired
Goodwill	$15,816
Inventories	7,797
Accounts receivable	7,706
Customer relationships	4,961
Trade names	2,775
Property, plant and equipment	2,121
Right of use asset	620
Other assets	371
$42,167

The unaudited pro forma revenue and net income for the Company for the three months ended March 31, 2020, assuming the Partsmaster acquisition closed on January 1, 2019, was $106.2 million and $12.9 million, respectively. The pro forma disclosures include adjustments for amortization of intangible assets, implied interest expense and acquisition costs to reflect results as if the acquisition of Partsmaster had closed on January 1, 2019 rather than on the actual acquisition date. This pro forma information utilizes certain estimates, is presented for illustrative purposes only and is not intended to be indicative of the actual results of operation. In addition, future results may vary significantly from the results reflected in the pro forma information. The unaudited pro forma financial information does not reflect the impact of future positive or negative events that may occur after the acquisition, such as anticipated cost savings from operating synergies.

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

Performance Obligations

The Company has two operating segments; the Lawson segment and the Bolt Supply segment.

The Lawson segment has two distinct performance obligations offered to its customers: a product performance obligation and a service performance obligation. While the Company offers both a product and a service obligation, customers receive one invoice per transaction with no price breakout between these obligations. The Company does not separately price performance obligations.

Lawson generates revenue primarily from the sale of MRO products to its customers. Revenues related to product sales is recognized at the time that control of the product has been transferred to the customer, either at the time the product is shipped or the time the product has been received by the customer. The Company does not commit to long-term contracts to sell customers a certain minimum quantity of products.

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

The Bolt Supply segment provides product sales and does not provide VMI services or other services. Revenue is recognized at the time that control of the product has been transferred to the customer which is either upon delivery or shipment depending on the terms with the customer.

In previous financial statements, the Company presented the disaggregated components of total revenue: product revenue and service revenue, along with the cost of sales associated with each of these revenue streams as the service revenues exceeded 10% of consolidated revenue. Since the Company qualifies as a smaller reporting company, the Company has elected to discontinue disclosure of the disaggregated components of revenue and cost of sales in its condensed consolidated statements of income and comprehensive income and in the related notes to the condensed consolidated financial statements. For the three months ended March 31, 2020, service revenue of $9.7 million was reported as service revenue which has now been combined and reported within total revenue.

Disaggregated revenue by geographic area follows:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020

United States	$84,985	$73,584
Canada	18,571	17,451
Consolidated total	$103,556	$91,035

Disaggregated revenue by product type follows:

	Three Months Ended March 31,
	2021	2020

Fastening Systems	21.0%	22.8%
Cutting Tools and Abrasives	14.9%	13.3%
Fluid Power	13.4%	14.2%
Electrical	10.6%	10.8%
Specialty Chemicals	9.7%	11.2%
Aftermarket Automotive Supplies	6.8%	8.2%
Safety	4.9%	6.3%
Welding and Metal Repair	1.7%	1.4%
Other	17.0%	11.8%
Consolidated Total	100.0%	100.0%

Activities as lessor

Prior to acquisition, Partsmaster leased parts washer machines to customers through its Torrents leasing program. The Torrents leasing program comprised a minor portion of the Partsmaster business. The Company will continue the leasing program for the foreseeable future. These leases are classified as operating leases. The leased machines are recognized as fixed assets on the Company's consolidated balance sheet and the leasing revenue is recognized on a straight line basis. The Torrents machine leasing program generated $0.7 million of revenue in the first three months of 2021. The Company has adopted the practical expedient not to separate non-lease components that would be within the scope of ASC 606 from the associated lease components as the relevant criteria under ASC 842 are met.

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

Note 5 — Inventories, Net

Inventories, net, consisting primarily of purchased goods offered for resale, were as follows:

	(Dollars in thousands)
	March 31, 2021	December 31, 2020
Inventories, gross	$67,252	$67,137
Reserve for obsolete and excess inventory	(6,494)	(5,270)
Inventories, net	$60,758	$61,867

During the three months ended March 31, 2021, the Company increased its reserve for obsolete and excess inventory by $0.2 million for which its cost exceeded its estimated selling price and $0.6 million for rationalization of inventory related to the Partsmaster acquisition.

Note 6 - Goodwill

Goodwill activity for the first three months of 2021 is included in the table below:

	(Dollars in Thousands)
	Goodwill By Reportable Segment
	Lawson	Bolt	Total
Beginning balance December 31, 2020	$21,352	$13,824	$35,176
Impact of foreign exchange	215	35	250
Balance at March 31, 2021	$21,567	$13,859	$35,426

Goodwill activity for the first three months of 2020 is included in the table below:

	(Dollars in Thousands)
	Goodwill By Reportable Segment
	Lawson	Bolt	Total
Beginning balance December 31, 2019	$7,369	$13,554	$20,923
Impact of foreign exchange	(194)	(1,174)	(1,368)
Balance at March 31, 2020	$7,175	$12,380	$19,555

Note 7 - Intangible Assets

The gross carrying amount and accumulated amortization by intangible asset class were as follows:

	(Dollars in thousands)
	March 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$11,432	$(3,079)	$8,353	$11,289	$(2,733)	$8,556
Customer relationships	12,456	(2,739)	9,717	12,349	(2,402)	9,947
	$23,888	$(5,818)	$18,070	$23,638	$(5,135)	$18,503

Amortization expense of $0.6 million and $0.3 million related to intangible assets was recorded in General and administrative expenses for the three months ended March 31, 2021 and 2020, respectively.

Note 8 - Leases

Activities as Lessee

The Company leases equipment, distribution centers, office space, and branch locations throughout the US and Canada.

Expenses related to leasing activities for the three months ended March 31, 2021 and March 31, 2020 are as follows (Dollars in thousands):

		Three Months Ended March 31,
Lease Type	Classification	2021	2020

Operating Lease Expense	Operating expenses	$1,493	$1,187

Financing Lease Amortization	Operating expenses	58	$52

Financing Lease Interest	Interest expense	5	7

Financing Lease Expense		63	59

Net Lease Cost		$1,556	$1,246
Net assets and liabilities related to leasing activities as of March 31, 2021 and December 31, 2020 are as follows (Dollars in thousands):

Lease Type	March 31, 2021	December 31, 2020

Total Right Of Use ("ROU") operating lease assets (1)	$13,993	$8,246
Total ROU financing lease assets (2)	460	518
Total lease assets	$14,453	$8,764

Total current operating lease obligation	$4,378	$4,360
Total current financing lease obligation	224	208
Total current lease obligations	$4,602	$4,568

Total long term operating lease obligation	$11,346	$5,498
Total long term financing lease obligation	159	240
Total long term lease obligation	$11,505	$5,738

(1) Operating lease assets are recorded net of accumulated amortization of $6.8 million and $5.9 million as of March 31, 2021 and December 31, 2020, respectively
(2) Financing lease assets are recorded net of accumulated amortization of $0.5 million and $0.4 million as of March 31, 2021 and December 31, 2020, respectively

Liabilities generated by leasing activities as of March 31, 2021 were as follows (Dollars in thousands):

Maturity Date of Lease Liabilities	Operating Leases	Financing Leases	Total

Year one	$4,829	$196	$5,025
Year two	4,250	132	4,382
Year three	3,178	64	3,242
Year four	2,418	13	2,431
Year five	809	—	809
Subsequent years	1,416	—	1,416
Total lease payments	16,900	405	17,305
Less: Interest	1,176	22	1,198
Present value of lease liabilities	$15,724	$383	$16,107

(1)    Minimum lease payments exclude payments to landlord for real estate taxes and common area maintenance $0.7 million

The weighted average lease terms and interest rates of the leases held by Lawson as of March 31, 2021 are as follows:

Lease Type	Weighted Average Term in Years	Weighted Average Interest Rate

Operating Leases	3.0	3.72%
Financing Leases	2.4	5.24%

The cash outflows of the leasing activity for the three months ending March 31, 2021 are as follows (Dollars in thousands):

Cash Flow Source	Classification	Amount

Operating cash flows from operating leases	Operating activities	$1,137
Operating cash flows from financing leases	Operating activities	5
Financing cash flows from financing leases	Financing activities	58

Activities as lessor

Prior to acquisition, Partsmaster leased parts washer machines to customers through its Torrents leasing program. The Torrents leasing program comprised a minor portion of the Partsmaster business. The Company will continue the leasing program for the foreseeable future. These leases are classified as operating leases. The leased machines are recognized as fixed assets on the Company's consolidated balance sheet and the leasing revenue is recognized on a straight line basis. The Torrents machine leasing program generated $0.7 million of revenue in the first three months of 2021. The Company has adopted the practical expedient not to separate non-lease components that would be within the scope of ASC 606 from the associated lease components as the relevant criteria under ASC 842 are met.

Note 9 — Revolving Credit Facility

The Revolving Credit Facility matures on October 11, 2024 and provides $100.0 million of revolving commitments. The facility is primarily for general corporate purposes. The Company had $64.4 million of borrowing availability under its Revolving Credit Facility as of March 31, 2021 and $66.0 million as of December 31, 2020.There were no balances outstanding for the three months ended March 31, 2021 and as of December 31, 2020. Weighted average interest rates for the three months ended March 31, 2020 was 4.04%,.

Fees are reported as interest expense and include customary charges relating to letters of credit and an unutilized commitment fee ranging from 0.15% to 0.30%, depending on the Total Net Leverage Ratio as defined in the Credit Agreement. Fees for the three months ended March 31, 2021 and March 31, 2020 were $0.1 million.

In connection with the Revolving Credit Facility originated in 2019, deferred financing costs of $0.6 million were incurred. Deferred financing costs are amortized over the life of the debt instrument and reported as interest expense. As of March 31, 2021 and December 31, 2020 deferred financing costs net of accumulated amortization were $0.4 million and are included in Other assets.

Borrowings are designed as alternate base rate loans, Canadian prime rate loans, Eurodollar loans, and Canadian dollar offered rate loans. Interest rates vary by the type of borrowing and Total Net Leverage Ratio as defined in the Credit Agreement of the most recent fiscal quarter.

Revolving Credit Facility includes customary financial covenants representations and warranties. The Company was in compliance with all financial covenants as of March 31, 2021.

In the third quarter of 2020 the Company entered into an amendment to the Credit Agreement which among other items temporarily increased the allowed letter of credits from $15.0 million to $40.0 million until August 31, 2021 and authorized indebtedness not to exceed $36.0 million for the acquisition of Partsmaster.

Note 10 - Accrued Acquisition Liability

On August 31, 2020, Lawson acquired Partsmaster from NCH Corporation. As part of the purchase price the Company agreed to pay $33.0 million in May 2021. The payment obligation has been discounted to present value using an implied interest rate of 1.8% and is recognized as a current liability of $32.7 million and $32.9 million as of December 31, 2020 and March 31, 2021, respectively, in the Company's condensed consolidated balance sheet. Interest expense of $0.2 million was recorded in the three months ended March 31, 2021. The increase in accrued acquisition liability has been recognized as interest expense. Payment has been guaranteed under the Purchase Agreement which includes the issuance of a $33.0 million irrevocable standby letter of credit. The accrued acquisition liability is included as outstanding debt in the quarterly financial covenant calculations.

Note 11 - Stock Repurchase Program

In the second quarter of 2019, the Board of Directors authorized a program in which the Company may repurchase up to $7.5 million of the Company's common stock from time to time in open market transactions, privately negotiated transactions or by other methods. The Company had $4.5 million remaining under its repurchase plan as of March 31, 2021. No shares were repurchased in the first quarter of 2021 under the Company stock repurchase plan.

Note 12 — Severance Reserve

Changes in the Company’s reserve for severance included in Accrued expenses and other liabilities, as of March 31, 2021 and 2020 were as follows:

	(Dollars in thousands)
	Three Months Ended March 31,
	2021	2020
Balance at beginning of period	$1,251	$909
Charged to earnings	404	7
Payments	(340)	(365)
Balance at end of period	$1,315	$551

Note 13 — Stock-Based Compensation

The Company recorded stock-based compensation expense of $1.0 million and benefit of $10.7 million for the first three months of 2021 and 2020, respectively. A portion of stock-based compensation is related to the change in the market value of the Company's common stock. Stock-based compensation liability of $15.0 million as of March 31, 2021 and $14.4 million as of December 31, 2020 is included in Accrued expenses and other liabilities.

A summary of stock-based awards issued during the three months ended March 31, 2021 follows:

Restricted Stock Units ("RSUs")
The Company issued 7,300 RSUs to key employees that cliff vest on December 31, 2023. Additionally the Company issued 26,850 RSUs to various employees that vest ratably through December 31, 2024. Each RSU is exchangeable for one share of the Company's common stock at the end of the vesting period.

Market Stock Units ("MSUs")
The Company issued 18,373 MSUs to key employees that cliff vest on December 31, 2023. MSUs are exchangeable for the Company's common stock at the end of the vesting period. The number of shares of common stock that will be issued upon vesting, ranging from zero to 27,560 shares, will be determined based upon the trailing sixty-day average closing price of the Company's common stock on December 31, 2023.

Performance Awards ("PAs")
The Company issued 14,600 PAs to key employees that cliff vest on December 31, 2023. PAs are exchangeable for shares of the Company's common stock ranging from zero to 21,900 shares, or the equivalent amount in cash, based upon the achievement of certain financial performance metrics.

Note 14 — Income Taxes

The Company recorded income tax expense of $1.3 million, a 26.0% effective tax rate for the three months ended March 31, 2021. The effective tax rate is higher than the U.S. statutory rate due primarily to state taxes and other permanent items. Income tax expense of $4.9 million, a 28.0% effective tax rate was recorded for the three months ended March 31, 2020. The effective tax rate is higher than the U.S. statutory rate due primarily to state taxes and the recording of reserves for uncertain tax positions.

The Company and its subsidiaries are subject to U.S. Federal income tax, as well as income tax of multiple state and foreign jurisdictions. As of March 31, 2021, the Company is subject to U.S. Federal income tax examinations for the years 2017 through 2019 and income tax examinations from various other jurisdictions for the years 2013 through 2019.

Earnings from the Company’s foreign subsidiaries are considered to be indefinitely reinvested. A distribution of these non-U.S. earnings in the form of dividends or otherwise may subject the Company to foreign withholding taxes and U.S. federal and state taxes.

Note 15 — Contingent Liabilities

In 2012, it was determined a Company owned site in Decatur, Alabama, contained hazardous substances in the soil and groundwater as a result of historical operations prior to the Company's ownership. The Company retained an environmental consulting firm to further investigate the contamination, prepare a remediation plan, and enroll the site in the Alabama Department of Environmental Management (“ADEM") voluntary cleanup program.

The remediation plan, approved by ADEM in 2018, consists of chemical injections throughout the affected area and subsequent monitoring. The injection process was completed in the first quarter of 2019 and monitoring is ongoing pending certification by ADEM. At March 31, 2021 estimated costs for future monitoring are not significant and have been fully accrued. The Company does not expect to capitalize any amounts related to the remediation plan.

Note 16 – Segment Information

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

Financial information for the Company's reportable segments follows:

	Three Months Ended March 31,
	2021	2020
Revenue
Lawson	$93,330	$81,491
Bolt Supply	10,226	9,544
Consolidated total	$103,556	$91,035

Gross profit
Lawson	$50,408	$45,120
Bolt Supply	4,152	3,801
Consolidated total	$54,560	$48,921

Operating income
Lawson	$4,256	$18,094
Bolt Supply	554	544
Consolidated total	4,810	18,638
Interest expense	(323)	(115)
Other income (expense), net	372	(1,111)
Income before income taxes	$4,859	$17,412

Note 17 - COVID-19 Risks and Uncertainties

There is substantial uncertainty as to the effect the COVID-19 pandemic will have on the future results of the Company. Various events related to COVID-19 may impact revenue, product sourcing, sales functions, and customers' ability to pay timely.

The government of the State of Illinois defines Lawson Products as an essential business. A change in this status could result in the temporary closure of our business. The COVID-19 pandemic could result in a temporary closure of any or all of our office space, distribution facilities, or Bolt branch locations, as well as disruptions to our supply chain and interactions with customers. The pandemic may have a material adverse impact on future financial results, liquidity, and overall performance of the Company. It is reasonably possible that estimates made in the financial statements may be materially and adversely impacted as a result of these conditions, including delay in payment of receivables, impairment losses related to goodwill and other long-lived assets, and inability to utilize deferred tax assets.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Partsmaster Acquisition

In August 2020, we acquired Partsmaster, a leading Maintenance, Repair and Operations ("MRO") distributor from NCH Corporation, with approximately 200 sales representatives and approximately 16,000 customers throughout the United States and Canada. The purchase price of the acquisition was $35.3 million in cash and the assumption of certain liabilities. We paid $2.3 million at the time of the acquisition and we will pay the remaining $33.0 million in May 2021. We plan to pay the remaining portion of the purchase price with cash and our existing credit facility. Partsmaster contributed $15.7 million of revenue and $0.7 million of operating income in the first quarter of 2021.

Additional information related to the Partsmaster acquisition is provided in Note 2 - Acquisition in the notes to the consolidated financial statements.

COVID-19 Pandemic

There is substantial uncertainty as to the effect the COVID-19 pandemic will have on the future results of the Company. Various events related to COVID-19 may impact revenue, product sourcing, sales functions, and customers' ability to pay timely.

The government of the State of Illinois defines Lawson Products as an essential business. A change in this status could result in the temporary closure of our business. The COVID-19 pandemic could result in a temporary closure of any or all of our office space, distribution facilities, or Bolt branch locations, as well as disruptions to our supply chain and interactions with customers. The pandemic may have a material adverse impact on future financial results, liquidity, and overall performance of the Company. It is reasonably possible that estimates made in the financial statements may be materially and adversely impacted as a result of these conditions, including delay in payment of receivables, impairment losses related to goodwill and other long-lived assets, and inability to utilize deferred tax assets.

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

The onset of the COVID-19 pandemic occurred in March 2020. This resulted in widespread closures of businesses, decreased travel and other substantial restrictions on economic activity beginning in the first quarter. The most severe restrictions were effective in the second quarter of 2020, particularly the month of April. These restrictions began to be relaxed subsequent to April 2020, which led to an improved business climate and increased economic activity throughout the remainder of the year. The relaxed restrictions continued in the first quarter of 2021, which led to increased business activity and contributed to improved operating results compared to the first quarter of 2020.

We will continue to closely monitor the overall economic and operating environment and we will take appropriate actions to protect the safety of our employees, customers and suppliers. While COVID-19 continues to negatively impact our sales, cost control measures and ability to effectively service our customers, we have continued to generate positive cash flow that has enabled us to maintain a strong financial position. We plan to continue to respond to pandemic developments in a prompt and disciplined manner with an emphasis on maintaining our strong financial position.

Sales Drivers

The MRO distribution industry is highly fragmented. We compete for business with several national distributors as well as a large number of regional and local distributors. The MRO business is significantly impacted by the overall strength of the manufacturing sector of the U.S. economy which has been significantly affected by the COVID-19 pandemic. One measure used to evaluate the strength of the industrial products market is the PMI index published by the Institute for Supply Management, which is considered by many economists to be a reliable near-term economic barometer of the manufacturing sector. A measure above 50 generally indicates expansion of the manufacturing sector while a measure below 50 generally represents contraction. The average monthly PMI was 61.4 in the first quarter of 2021 compared to 50.0 in the first quarter of 2020.

Our sales are also affected by the number of sales representatives and their productivity. Including the Partsmaster sales representatives, the average sales rep headcount for the quarter was 1,083 sales representatives in the first quarter of 2021 compared to 998 sales representatives during the first quarter of 2020. Lawson segment sales representative productivity, measured as sales per rep per day and including the Partsmaster sales reps, increased 7.3% to $1,360 in the first quarter of 2021 from $1,268 in the first quarter of 2020. Partsmaster contributed $15.7 million in sales in the first quarter. Excluding the impact of Partsmaster, sales rep productivity measured as average sales per rep per day increased 7.6% compared to the year ago quarter. We plan to continue to concentrate our efforts on increasing the productivity of our sales representatives.

Non-GAAP Financial Measure - Adjusted Non-GAAP Operating Income

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

Adjusted operating income is defined by us as GAAP operating income excluding stock-based compensation, severance expenses, acquisition costs, and other non-recurring items in the period in which these items are incurred. Operating income was $4.8 million for the first quarter of 2021 compared to $18.6 million for the first quarter of 2020. Excluding stock-based compensation, severance expense, acquisition costs and other non-recurring costs, adjusted non-GAAP operating income was $7.2 million in the first quarter of 2021 compared to $7.9 million in the first quarter of 2020. The decrease in adjusted non-GAAP operating income was primarily due to lower organic sales from the pre-pandemic levels, partially offset by inclusion of Partsmaster adjusted non-GAAP operating income of $1.3 million during the three months ended March 31, 2021.

Reconciliation of GAAP Operating Income to Adjusted Non-GAAP Operating Income (Unaudited)
	Three Months Ended March 31,
(Dollars in Thousands)	2021	2020

Operating income as reported by GAAP	$4,810	$18,638
Stock based compensation (1)	1,000	(10,700)
Inventory reserves (2)	825	—
Severance expense and employee acquisition costs	576	7
Adjusted non-GAAP operating income	$7,211	$7,945

(1)    Expense for stock-based compensation, of which a portion varies with the Company's stock price
(2)    Expense for Partsmaster inventory rationalization plan and write-down of personal protective equipment (PPE) to net realizable value.

Quarter ended March 31, 2021 compared to quarter ended March 31, 2020

	2021		2020
(Dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales

Revenue	$103,556	100.0%	$91,035	100.0%
Cost of goods sold	48,996	47.3%	42,114	46.3%
Gross profit	54,560	52.7%	48,921	53.7%

Operating expenses:
Selling expenses	23,802	23.0%	19,984	22.0%
General and administrative expenses	25,948	25.0%	10,299	11.3%
Total operating expenses	49,750	48.0%	30,283	33.3%

Operating income	4,810	4.6%	18,638	20.5%

Interest expense	(323)	(0.3)%	(115)	(0.1)%
Other income (expenses), net	372	0.4%	(1,111)	(1.3)%

Income before income taxes	4,859	4.7%	17,412	19.1%

Income tax expense	1,263	1.2%	4,879	5.3%

Net income	$3,596	3.5%	$12,533	13.8%

Revenue and Gross Profits

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2021	2020	Amount	%

Revenue
Lawson	$93,330	$81,491	$11,839	14.5%
Bolt Supply	10,226	9,544	682	7.1%
Consolidated	$103,556	$91,035	$12,521	13.8%

Gross profit
Lawson	$50,408	$45,120	$5,288	11.7%
Bolt Supply	4,152	3,801	351	9.2%
Consolidated	$54,560	$48,921	$5,639	11.5%

Gross profit margin
Lawson	54.0%	55.4%
Bolt Supply	40.6%	39.8%
Consolidated	52.7%	53.7%

Revenue

Total sales increased 13.8% to $103.6 million in the first quarter of 2021 compared to $91.0 million in the first quarter of 2020. Sales benefited from the inclusion of $15.7 million of sales from Partsmaster in the first quarter of 2021, offset by a decrease in organic Lawson sales compared to the prior year due to the impact of the COVID-19 pandemic. Sales productivity, measured as sales per rep per day, increased 7.3% in the first quarter of 2021 compared to the same quarter of 2020. Bolt Supply sales also improved by 7.1% compared to the prior year quarter. Average daily sales increased 15.6% to $1.644 million in the first quarter of 2021 compared to $1.422 million in the prior year quarter. Partsmaster contributed $0.250 million of average daily sales in the first quarter 2021. The first quarter of 2021 had 63 selling days compared to 64 selling days in the first quarter of 2020. Excluding the impact of foreign currency, average daily sales increased 14.6% in the first quarter of 2021.

Gross Profit

Driven by increased sales, reported gross profit increased $5.6 million to $54.6 million in the first quarter of 2021 compared to $48.9 million driven by increased sales. Partsmaster contributed $10.1 million to reported gross profit in the first quarter of 2021 before giving effect to service costs. Consolidated gross profit as a percent of sales was 52.7% in the first quarter of 2021 compared to 53.7% in the prior year quarter. The organic Lawson MRO segment gross margin as a percent of sales declined to 58.2% in the first quarter of 2021 compared to 60.8% a year ago quarter before giving effect to the service-related costs, primarily as a result of a shift to lower margin products in the quarter compared to the prior year quarter, higher net transportation costs and additional inventory reserves related to the rationalization of inventory related to the Partsmaster acquisition and a shift in selling prices below cost on personal protective equipment inventory.

Selling, General and Administrative Expenses

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2021	2020	Amount	%

Selling expenses
Lawson	$22,891	$19,187	$3,704	19.3%
Bolt Supply	911	797	114	14.3%
Consolidated	$23,802	$19,984	$3,818	19.1%

General and administrative expenses
Lawson	$23,261	$7,839	$15,422	196.7%
Bolt Supply	2,687	2,460	227	9.2%
Consolidated	$25,948	$10,299	$15,649	151.9%

Selling expenses consist of compensation and support for our sales representatives. Selling expenses increased to $23.8 million in the first quarter of 2021 compared to $20.0 million in the prior year quarter. The increase in selling expense is primarily driven by the inclusion of $5.5 million in first quarter 2021 from the Partsmaster business acquisition, offset by lower commission and travel expenses. As a percent of sales, selling expenses increased to 23.0% from 22.0% in the first quarter of 2020 on a lower sales base, reinstatement of normalized selling activities not incurred during the pandemic and higher Partsmaster selling expenses as a percent of sales.

General and administrative expenses consist of expenses to operate our distribution network and overhead expenses to manage the business. General and administrative expenses increased to $25.9 million in the first quarter of 2021 from $10.3 million in the prior year quarter. The increased General and administrative expense was driven by an increase in stock-based compensation expense of $11.7 million, inclusion of Partsmaster operating expenses of $3.9 million and increased severance and employee acquisition costs of $0.6 million. Excluding these items, General and administrative expense for the first quarter of 2021 was $21.0 million flat with the year ago quarter.

Interest Expense

Interest expense was $0.3 million in the first quarter of 2021, an increase of $0.2 million compared to the first quarter of 2020 primarily due to interest on the accrued acquisition liability.

Other Income, Net

Other income, net increased $1.5 million in the first quarter of 2021 over the prior year quarter primarily due to Canadian currency exchange rate effect.

Income Tax Expense

Income tax expense was $1.3 million, resulting in a 26.0% effective tax rate for the three months ended March 31, 2021 compared to an income tax expense of $4.9 million and an effective tax rate of 28.0% for the three months ended March 31, 2020.

Liquidity and Capital Resources

Available cash and cash equivalents were $26.3 million on March 31, 2021 compared to $28.4 million on December 31, 2020. Net cash used in operations for the three months ended March 31, 2021 was $1.5 million, primarily due to lower reported operating earnings and funding additional working capital needs.
Capital expenditures were $0.8 million and $0.6 million for the three month period ended March 31, 2021 and 2020, respectively, primarily for improvements to our distribution centers and information technology.

We used $0.1 million of cash in financing activities in the first three months of 2021, for payment of financing leases.

In 2019, our Board of Directors authorized a program in which we may repurchase up to $7.5 million of our common stock from time to time in open market transactions, privately negotiated transactions or by other methods. We did not repurchase any shares of stock in the first quarter of 2021 under this plan.

The Company anticipates that outstanding stock performance rights with a value of $9.2 million at March 31, 2021 will be paid out within the next twelve months prior to expiration.

Revolving Credit Facility

On March 31, 2021, we had $64.4 million of borrowing availability remaining, net of outstanding letters of credit, under our Revolving Credit Facility.. Our outstanding letters of credit include a $33.0 million letter of credit to secure the remaining payment for the Partsmaster acquisition. We had no outstanding borrowing under our Credit Agreement as of March 31, 2021.

Along with certain standard terms and conditions of our Credit Agreement, we are able to borrow up to 3.25 times our EBITDA, as defined, and maintain a minimum fixed charge ratio, as defined, of 1.15. As of March 31, 2021, we were in compliance with all covenants.

While we were in compliance with our financial covenants included in our Credit Agreement for the quarter ended March 31, 2021, Failure to meet the covenant requirements of the Credit Agreement in future quarters could lead to higher financing costs, increased restrictions, or reduce or eliminate our ability to borrow funds and could have a material adverse effect on our business, financial condition and results of operations.

Partsmaster Acquisition Liability

As a part of the Partsmaster acquisition, payment of $33.0 million is due to the sellers in May 2021. The payment has been guaranteed under the Purchase Agreement, which includes the issuance of a $33.0 million irrevocable standby letter of credit. Payment will be made with cash on hand with any remaining portion using our existing Revolving Credit Facility. The $33.0 million obligation has been discounted to present value and is recognized as a current liability of $32.9 million in our condensed consolidated balance sheet as of March 31, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that materially affected or are reasonably likely to materially offset our internal control over financial reporting. We are in the process of integrating the internal control procedures of Partsmaster into our internal control structure. Partsmaster constituted approximately 16% of total assets as of March 31, 2021 and approximately 15% of revenue and approximately 15% of operating income in the first three months of 2021.

PART II
OTHER INFORMATION

ITEMS 1, 1A, 3, 4 and 5 of Part II are inapplicable and have been omitted from this report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the repurchases of the Company's common stock for the three months ended March 31, 2021.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 to January 31, 2021	—	$—	—	$4,512,000
February 1 to February 28, 2021	268	49.59	—	4,512,000
March 1 to March 31, 2021	—	—	—	4,512,000
Total	268		—

(1)    These shares were purchased for the purpose of satisfying tax withholding obligations of certain employees upon the exercise of market stock units granted to them by the Company.

(2)     In 2019, the Company's Board of Directors authorized a program in which up to $7.5 million of the Company's common stock may be repurchased from time to time in open market transactions, privately negotiated transactions or by other methods. No shares were repurchased in the open market during the first quarter of 2021 under this program.

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
101
The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statement of Income and Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAWSON PRODUCTS, INC.
(Registrant)

Dated:	April 29, 2021	/s/ Michael G. DeCata
Michael G. DeCata President and Chief Executive Officer (principal executive officer)

Dated:	April 29, 2021	/s/ Ronald J. Knutson
Ronald J. Knutson Executive Vice President, Chief Financial Officer, Treasurer and Controller (principal financial and accounting officer)