Form 10-Q
period 2021-06-30
LAWSON PRODUCTS INC/NEW/DE/
filed 2021-07-29
CIK 703604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 OR 15(d) of the Securities Exchange Act of 1934
For quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, $1 par value, as of July 15, 2021 was 9,078,347.

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
•Luther King Capital's significant influence over the Company given its ownership percentage; and
•all other factors discussed in the Company’s “Risk Factors” set forth in its Annual Report on Form 10-K for the year ended December 31, 2020 and in this Quarterly Report on Form 10-Q for the period ended June 30, 2021.

The Company undertakes no obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
Lawson Products, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share data)

	June 30,	December 31,
	2021	2020
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$5,855	$28,393
Restricted cash	1,003	998
Accounts receivable, less allowance for doubtful accounts of $680 and $654, respectively	46,228	44,515
Inventories, net	63,029	61,867
Miscellaneous receivables and prepaid expenses	7,545	7,289
Total current assets	123,660	143,062

Property, plant and equipment, net	17,439	15,800
Goodwill	35,674	35,176
Deferred income taxes	19,456	18,482
Intangible assets, net	17,592	18,503
Cash value of life insurance	16,895	16,185
Right of use assets	13,483	8,764
Other assets	329	332
Total assets	$244,528	$256,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued acquisition liability	$—	$32,673
Accounts payable	23,787	22,262
Lease obligation	4,417	4,568
Accrued expenses and other liabilities	38,024	38,492
Total current liabilities	66,228	97,995

Revolving line of credit	5,000	—
Security bonus plan	10,958	11,262
Deferred compensation	11,493	10,461
Lease obligation	10,611	5,738
Deferred tax liability	3,560	2,841
Other liabilities	5,780	5,585
Total liabilities	113,630	133,882

Stockholders’ equity:
Preferred stock, $1 par value:
Authorized - 500,000 shares, Issued and outstanding — None	—	—
Common stock, $1 par value:
Authorized - 35,000,000 shares Issued - 9,304,366 and 9,287,625 shares, respectively Outstanding - 9,077,512 and 9,061,039 shares, respectively	9,304	9,288
Capital in excess of par value	20,798	19,841
Retained earnings	108,140	101,609
Treasury stock – 226,854 and 226,586 shares, respectively	(9,028)	(9,015)
Accumulated other comprehensive income	1,684	699
Total stockholders’ equity	130,898	122,422
Total liabilities and stockholders’ equity	$244,528	$256,304
See notes to condensed consolidated financial statements.

Lawson Products, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenue	$106,540	$72,146	$210,096	$163,181
Cost of goods sold	51,920	33,833	100,916	75,947
Gross profit	54,620	38,313	109,180	87,234

Operating expenses:
Selling expenses	24,235	16,306	48,037	36,290
General and administrative expenses	27,003	21,438	52,951	31,737
Operating expenses	51,238	37,744	100,988	68,027

Operating income	3,382	569	8,192	19,207

Interest expense	(268)	(72)	(591)	(187)
Other income (expense), net	639	511	1,011	(600)

Income before income taxes	3,753	1,008	8,612	18,420
Income tax expense	818	389	2,081	5,268

Net income	$2,935	$619	$6,531	$13,152

Basic income per share of common stock	$0.32	$0.07	$0.72	$1.46

Diluted income per share of common stock	$0.31	$0.07	$0.70	$1.41

Weighted average shares outstanding:
Basic weighted average shares outstanding	9,078	9,002	9,073	9,017
Effect of dilutive securities outstanding	271	296	269	310
Diluted weighted average shares outstanding	9,349	9,298	9,342	9,327

Comprehensive income:
Net income	$2,935	$619	$6,531	$13,152
Other comprehensive income (expense), net of tax
Adjustment for foreign currency translation	354	1,178	985	(1,316)
Net comprehensive income	$3,289	$1,797	$7,516	$11,836

See notes to condensed consolidated financial statements.

Lawson Products, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands)
(Unaudited)

	Common Stock		Capital in Excess of Par Value			Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Outstanding Shares	$1 Par Value		Retained Earnings	Treasury Stock
Balance at December 31, 2020	9,061,039	$9,288	$19,841	$101,609	$(9,015)	$699	$122,422

Net income	—	—	—	3,596	—	—	3,596
Adjustment for foreign currency translation	—	—	—	—	—	631	631
Stock-based compensation	—	—	422	—	—	—	422
Shares issued	5,776	5	(5)	—	—	—	—
Shares repurchased held in treasury	(268)	—	—	—	(13)	—	(13)
Balance at March 31, 2021	9,066,547	$9,293	$20,258	$105,205	$(9,028)	$1,330	$127,058

Net income	—	—	—	2,935	—	—	2,935
Adjustment for foreign currency translation	—	—	—	—	—	354	354
Stock-based compensation	—	—	551	—	—	—	551
Shares issued	10,965	11	(11)	—	—	—	—
Balance at June 30, 2021	9,077,512	$9,304	$20,798	$108,140	$(9,028)	$1,684	$130,898

Lawson Products, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands)
(Unaudited)

	Common Stock		Capital in Excess of Par Value			Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Outstanding Shares	$1 Par Value		Retained Earnings	Treasury Stock
Balance at December 31, 2019	9,043,771	$9,190	$18,077	$86,496	$(5,761)	$(1)	$108,001

Net income	—	—	—	12,533	—	—	12,533
Shares repurchased held in treasury	(47,504)	—	—	—	(1,756)	—	(1,756)
Adjustment for foreign currency translation	—	—	—	—	—	(2,494)	(2,494)
Stock-based compensation	—	—	451	—	—	—	451
Balance at March 31, 2020	8,996,267	$9,190	$18,528	$99,029	$(7,517)	$(2,495)	$116,735

Net income	—	$—	$—	$619	$—	$—	619
Adjustment for foreign currency translation	—	—	—	—	—	1,178	1,178
Stock-based compensation	—	—	498	—	—	—	498
Shares issued	11,144	11	3	—	—	—	14
Balance at June 30, 2020	9,007,411	$9,201	$19,029	$99,648	$(7,517)	$(1,317)	$119,044

See notes to condensed consolidated financial statements.

Lawson Products, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020

Operating activities:
Net income	$6,531	$13,152

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,939	3,020
Stock-based compensation	2,574	(7,513)
Deferred income taxes	(308)	2,514
Changes in operating assets and liabilities, net of acquisition
Accounts receivable	(1,664)	3,887
Inventories	(752)	311
Miscellaneous receivables, prepaid expenses and other assets	(975)	(499)
Accounts payable and other liabilities	(561)	(7,527)
Other	508	492
Net cash provided by operating activities	$9,292	$7,837

Investing activities:
Purchases of property, plant and equipment	$(3,874)	$(720)
Business acquisition	(33,000)	—
Net cash used in investing activities	$(36,874)	$(720)

Financing activities:
Net proceeds from revolving line of credit	$5,000	$(559)
Repurchase treasury shares	(13)	(1,756)
Payment of financing lease principal	(135)	(135)
Proceeds from stock option exercise	—	15
Net cash provided by (used in) financing activities	$4,852	$(2,435)

Effect of exchange rate changes on cash and cash equivalents	$197	$(165)

Increase (decrease) in cash, cash equivalents and restricted cash	(22,533)	4,517

Cash, cash equivalents and restricted cash at beginning of period	29,391	6,297

Cash, cash equivalents and restricted cash at end of period	$6,858	$10,814

Cash and cash equivalents	$5,855	$10,012
Restricted cash	1,003	802
Cash, cash equivalents and restricted cash	$6,858	$10,814

Supplemental disclosure of cash flow information
Net cash paid for income taxes	$3,671	$207
Net cash paid for interest	$317	$247
See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Lawson Products, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company’s Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of the Company, all normal recurring adjustments have been made that are necessary to present fairly the results of operations for the interim periods. Operating results for the three and six month periods ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

The Company has two operating segments. The Lawson operating segment, distributes maintenance, repair and operations ("MRO") products to customers primarily through a network of sales representatives offering vendor managed inventory ("VMI") service to customers throughout the United States and Canada. The Bolt Supply House Ltd. ("Bolt Supply") operating segment, distributes MRO products primarily through its branches located in Western Canada. Bolt Supply had 14 branches in operation at the end of the second quarter 2021. See the 2020 Consolidated Financial Statements included in the Company's Annual Report on Form 10K for further details of the significant accounting policies of the Company.

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

The purchase price was $35.3 million in cash plus the assumption of certain liabilities. The Company paid $2.3 million of the purchase price in cash at closing and paid the remaining $33.0 million in May 2021. The payment obligation has been discounted to present value and was recognized as an accrued acquisition liability of $32.7 million as of December 31, 2020 in the Company's condensed consolidated balance sheet. Interest expense of $0.1 million and $0.3 million was recorded in the three and six months ended June 30, 2021, respectively. Payment was guaranteed under the Purchase Agreement, and included the issuance of a $33.0 million irrevocable standby letter of credit. The letter of credit was released upon payment of the acquisition liability in May 2021.

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

The accounting for this acquisition was complete as of June 30, 2021. Partsmaster contributed $15.3 million of revenue and $0.5 million of operating income in the second quarter of 2021 and $31.0 million of revenue and $1.1 million of operating income in the first six months of 2021.

A summary of the purchase price allocation of the acquisition is as follows (Dollars in thousands):

Cash paid and payable and liabilities assumed
Cash paid and payable	$34,523
Accounts payable and accrued expenses	4,086
Deferred compensation	2,938
Lease obligation	620
$42,167
Fair value of assets acquired
Goodwill	$15,816
Inventories	7,797
Accounts receivable	7,706
Customer relationships	4,961
Trade names	2,775
Property, plant and equipment	2,121
Right of use asset	620
Other assets	371
$42,167

The unaudited pro forma revenue and net income for the Company for the three months ended June 30, 2020, assuming the Partsmaster acquisition closed on January 1, 2019, was $91.1 million and $1.4 million, respectively. The unaudited pro forma revenue and net income for the Company for the six months ended June 30, 2020, assuming the Partsmaster acquisition closed on January 1, 2019, was $197.3 million and $14.3 million, respectively.

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

Note 3 - Revenue Recognition

As part of the Company's revenue recognition analysis, it concluded that it has two separate performance obligations, and accordingly, two separate revenue streams: products and services. Under the definition of a contract as defined by ASC 606, the Company considers contracts to be created at the time an order to purchase product and services is agreed upon regardless of whether or not there is a written contract.

Performance Obligations

The Company has two operating segments; the Lawson segment and the Bolt Supply segment.

The Lawson segment has two distinct performance obligations from contracts with its customers: a product performance obligation and a service performance obligation. While the Company offers both a product and a service obligation, customers receive one invoice per transaction with no price breakout between these obligations. The Company does not separately price performance obligations.

The Lawson segment generates revenue primarily from the sale of MRO products to its customers. Revenues related to product sales is recognized at the time that control of the product has been transferred to the customer, either at the time the product is shipped or the time the product has been received by the customer. The Company does not commit to long-term contracts to sell customers a certain minimum quantity of products.

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

In previous financial statements, the Company presented the disaggregated components of total revenue: product revenue and service revenue, along with the cost of sales associated with each of these revenue streams as the service revenues exceeded 10% of consolidated revenue. Since the Company qualifies as a smaller reporting company, the Company has elected to discontinue disclosure of the disaggregated components of revenue and cost of sales in its condensed consolidated statements of income and comprehensive income and in the related notes to the condensed consolidated financial statements. For the three months ended June 30, 2020, service revenue of $7.6 million was reported as service revenue which has now been combined and reported within total revenue. For the six months ended June 30, 2020, service revenue of $17.3 million was reported as service revenue, which has now been combined and reported within total revenue.

Disaggregated revenue by geographic area follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020

United States	$86,249	$57,096	$171,234	$130,679
Canada	20,291	15,050	38,862	32,502
Consolidated total	$106,540	$72,146	$210,096	$163,181

Disaggregated revenue by product type follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Fastening Systems	21.1%	23.8%	21.0%	23.3%
Cutting Tools and Abrasives	14.5%	12.5%	14.7%	12.9%
Fluid Power	13.2%	13.2%	13.3%	13.8%
Electrical	10.2%	10.0%	10.4%	10.4%
Specialty Chemicals	10.1%	12.8%	9.9%	11.9%
Aftermarket Automotive Supplies	7.1%	6.0%	6.9%	7.2%
Safety	5.0%	6.1%	4.9%	6.2%
Welding and Metal Repair	1.6%	1.5%	1.6%	1.5%
Other	17.2%	14.1%	17.3%	12.8%
Consolidated Total	100.0%	100.0%	100.0%	100.0%

Activities as lessor

Prior to acquisition, Partsmaster leased parts washer machines to customers through its Torrents leasing program. The Torrents leasing program comprised a minor portion of the Partsmaster business. The Company will continue the leasing program for the foreseeable future. These leases are classified as operating leases. The leased machines are recognized as fixed assets on the Company's consolidated balance sheet and the leasing revenue is recognized on a straight line basis. The Torrents machine leasing program generated $0.7 million and $1.4 million of revenue in the three and six months ended June 30, 2021. The Company has adopted the practical expedient not to separate non-lease components that would be within the scope of ASC 606 from the associated lease components as the relevant criteria under ASC 842 are met.

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

Note 5 — Inventories

Inventories, net, consisting primarily of purchased goods offered for resale, were as follows:

	(Dollars in thousands)
	June 30, 2021	December 31, 2020
Inventories, gross	$70,324	$67,137
Reserve for obsolete and excess inventory	(7,295)	(5,270)
Inventories, net	$63,029	$61,867

During the six months ended June 30, 2021, the Company increased its reserve for obsolete and excess inventory by $0.4 million for which its cost exceeded its estimated selling price and $1.0 million for rationalization of inventory related to Partsmaster.

Note 6 - Goodwill

Goodwill activity for the first six months of 2021 is included in the table below:

	(Dollars in Thousands)
	Goodwill By Reportable Segment
	Lawson	Bolt	Total
Beginning balance December 31, 2020	$21,352	$13,824	$35,176
Impact of foreign exchange rates	278	220	498
Balance at June 30, 2021	$21,630	$14,044	$35,674

Goodwill activity for the first six months of 2020 is included in the table below:

	(Dollars in Thousands)
	Goodwill By Reportable Segment
	Lawson	Bolt	Total
Beginning balance December 31, 2019	$7,369	$13,554	$20,923
Impact of foreign exchange rates	(45)	(728)	(773)
Balance at June 30, 2020	$7,324	$12,826	$20,150

Note 7 - Intangible Assets

The gross carrying amount and accumulated amortization by intangible asset class were as follows:

	(Dollars in thousands)
	June 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$11,528	$(3,369)	$8,159	$11,289	$(2,733)	$8,556
Customer relationships	12,520	(3,087)	9,433	12,349	(2,402)	9,947
	$24,048	$(6,456)	$17,592	$23,638	$(5,135)	$18,503

Amortization expense of $1.2 million and $0.7 million related to intangible assets was recorded in General and administrative expenses for the six months ended June 30, 2021 and 2020, respectively.

Note 8 - Leases

Activities as Lessee

The Company leases equipment, distribution centers, office space, and branch locations throughout the US and Canada.

Expenses related to leasing activities for the three months ended June 30, 2021 and June 30, 2020 are as follows (Dollars in thousands):

		Three Months Ended June 30,
Lease Type	Classification	2021	2020

Operating Lease Expense	Operating expenses	$1,434	$1,183

Financing Lease Amortization	Operating expenses	57	$50

Financing Lease Interest	Interest expense	5	7

Financing Lease Expense		62	57

Net Lease Cost		$1,496	$1,240

Expenses related to leasing activities for the six months ended June 30, 2021 and June 30, 2020 are as follows (Dollars in thousands):

		Six Months Ended June 30,
Lease Type	Classification	2021	2020

Operating Lease Expense	Operating expenses	$2,929	$2,369

Financing Lease Amortization	Operating expenses	135	$102

Financing Lease Interest	Interest expense	10	14

Financing Lease Expense		145	116

Net Lease Cost		$3,074	$2,485

Net assets and liabilities related to leasing activities as of June 30, 2021 and December 31, 2020 are as follows (Dollars in thousands):

Lease Type	June 30, 2021	December 31, 2020

Total Right Of Use ("ROU") operating lease assets (1)	$13,044	$8,246
Total ROU financing lease assets (2)	439	518
Total lease assets	$13,483	$8,764

Total current operating lease obligation	$4,253	$4,360
Total current financing lease obligation	164	208
Total current lease obligations	$4,417	$4,568

Total long term operating lease obligation	$10,423	$5,498
Total long term financing lease obligation	188	240
Total long term lease obligation	$10,611	$5,738

(1) Operating lease assets are recorded net of accumulated amortization of $7.6 million and $5.9 million as of June 30, 2021 and December 31, 2020, respectively
(2) Financing lease assets are recorded net of accumulated amortization of $0.5 million and $0.4 million as of June 30, 2021 and December 31, 2020, respectively

Liabilities generated by leasing activities as of June 30, 2021 were as follows (Dollars in thousands):

Maturity Date of Lease Liabilities	Operating Leases	Financing Leases	Total

Year one	$4,666	$177	$4,843
Year two	4,041	130	4,171
Year three	3,067	55	3,122
Year four	2,299	9	2,308
Year five	300	—	300
Subsequent years	1,350	—	1,350
Total lease payments	15,723	371	16,094
Less: Interest	1,047	19	1,066
Present value of lease liabilities	$14,676	$352	$15,028

(1)    Minimum lease payments exclude payments to landlord for real estate taxes and common area maintenance $0.4 million

The weighted average lease terms and interest rates of the leases held by Lawson as of June 30, 2021 are as follows:

Lease Type	Weighted Average Term in Years	Weighted Average Interest Rate

Operating Leases	4.3	3.56%
Financing Leases	2.4	5.01%

The cash outflows of the leasing activity for the three months ending June 30, 2021 are as follows (Dollars in thousands):

Cash Flow Source	Classification	Amount

Operating cash flows from operating leases	Operating activities	$2,304
Operating cash flows from financing leases	Operating activities	10
Financing cash flows from financing leases	Financing activities	135

In March 2021 the Company signed a three year extension for their lease at the McCook distribution center. ("McCook"). The lease extension created a right of use asset of $5.3 million and a lease liability of $5.3 million.

Refer to Note 3 - Revenue Recognition for a discussion on Lawson activities as lessor.

Note 9 — Revolving Credit Facility

The Revolving Credit Facility matures on October 11, 2024 and provides $100.0 million of revolving commitments. The facility is primarily for general corporate purposes. Net of outstanding letters of credit, the Company had $91.9 million of borrowing availability under its Revolving Credit Facility as of June 30, 2021 and $66.0 million as of December 31, 2020. Weighted average interest rates for the six months ended June 30, 2021 and June 30, 2020 were 3.25% and 2.64%, respectively.

Fees are reported as interest expense and include customary charges relating to letters of credit and an unused commitment fee ranging from 0.15% to 0.30%, depending on the Total Net Leverage Ratio as defined in the Credit Agreement. Fees for the six months ended June 30, 2021 and June 30, 2020 were $0.2 million and $0.1 million, respectively.

In connection with the Revolving Credit Facility originated in 2019, deferred financing costs of $0.6 million were incurred. Deferred financing costs are amortized over the life of the debt instrument and reported as interest expense. As of June 30, 2021 and December 31, 2020 deferred financing costs net of accumulated amortization were $0.4 million and are included in Other assets.

Borrowings are designed as alternate base rate loans, Canadian prime rate loans, Eurodollar loans, and Canadian dollar offered rate loans. Interest rates vary by the type of borrowing and Total Net Leverage Ratio as defined in the Credit Agreement of the most recent fiscal quarter.

The Revolving Credit Facility includes customary financial covenants representations and warranties. The Company was in compliance with all financial covenants as of June 30, 2021.

In the third quarter of 2020 the Company entered into an amendment to the Credit Agreement which among other items temporarily increased the allowed letter of credits from $15.0 million to $40.0 million until August 31, 2021 and authorized indebtedness not to exceed $36.0 million for the acquisition of Partsmaster.

Note 10 - Accrued Acquisition Liability

On August 31, 2020, Lawson acquired Partsmaster from NCH Corporation. As part of the purchase price the Company agreed to pay $33.0 million in May 2021. The payment obligation was discounted to present value using an implied interest rate of 1.8%. A discounted current liability of $32.7 million was recognized as of December 31, 2020 in the Company's consolidated balance sheet. In May 2021, the Company paid the outstanding $33.0 million accrued acquisition liability.

Payment was guaranteed under the Purchase Agreement which included the issuance of a $33.0 million irrevocable standby letter of credit. The letter of credit was released in June 2021 subsequent to payment of the liability in May 2021.

Interest expense of $0.3 million was recorded in the six months ended June 30, 2021.

Note 11 - Stock Repurchase Program

In the second quarter of 2019, the Board of Directors authorized a program in which the Company may repurchase up to $7.5 million of the Company's common stock from time to time in open market transactions, privately negotiated transactions or by other methods. The Company had $4.5 million remaining under its repurchase plan as of June 30, 2021. No shares were repurchased in the first or second quarters of 2021 under the Company stock repurchase plan. The Company purchased 47,504 of common stock at an average price of $36.93 under the repurchase program in the second quarter of 2020.

Note 12 - Severance Reserve

Changes in the Company’s reserve for severance included in Accrued expenses and other liabilities, as of June 30, 2021 and 2020 were as follows:

	(Dollars in thousands)
	Six Months Ended June 30,
	2021	2020
Balance at beginning of period	$1,251	$909
Charged to earnings	278	1,032
Payments	(765)	(910)
Balance at end of period	$764	$1,031

Note 13 - Stock-Based Compensation

The Company recorded stock-based compensation expense of $2.6 million and benefit of $7.5 million for the first six months of 2021 and 2020, respectively. A portion of stock-based compensation is related to the change in the market value of the Company's common stock. Stock-based compensation liability of $15.9 million as of June 30, 2021 and $14.4 million as of December 31, 2020 is included in Accrued expenses and other liabilities.

A summary of stock-based awards issued during the six months ended June 30, 2021 follows:

Restricted Stock Units ("RSUs")
The Company issued 7,862 RSUs to key employees that cliff vest on December 31, 2023. The Company issued 2,000 RSUs to one key employee that vest ratably through June 15, 2023 and 5,000 RSUs to one key employee that cliff vest on April 15, 2024. Additionally the Company issued 28,600 RSUs to various employees that vest ratably through December 31, 2024. The Company issued 6,995 RSUs to certain members of the Company's Board of Directors with a vesting date of May 11, 2022. Each RSU is exchangeable for one share of the Company's common stock at the end of the vesting period.

Market Stock Units ("MSUs")
The Company issued 19,688 MSUs to key employees that cliff vest on December 31, 2023. MSUs are exchangeable for the Company's common stock at the end of the vesting period. The number of shares of common stock that will be issued upon vesting, ranging from zero to 29,532 shares, will be determined based upon the trailing sixty-day average closing price of the Company's common stock on December 31, 2023.

Performance Awards ("PAs")
The Company issued 15,723 PAs to key employees that cliff vest on December 31, 2023. PAs are exchangeable for shares of the Company's common stock ranging from zero to 23,585 shares, or the equivalent amount in cash, based upon the achievement of certain financial performance metrics.

Note 14 — Income Taxes

The Company recorded income tax expense of $2.1 million, a 24.2% effective tax rate for the six months ended June 30, 2021. The effective tax rate is higher than the U.S. statutory rate due primarily to state taxes and other permanent items. Income tax expense of $5.3 million, a 28.6% effective tax rate was recorded for the six months ended June 30, 2020. The effective tax rate is higher than the U.S. statutory rate due primarily to state taxes, recording of reserves for uncertain tax positions, and an inclusion for Global Intangible Low Tax Income.

The Company and its subsidiaries are subject to U.S. Federal income tax, as well as income tax of multiple state and foreign jurisdictions. As of June 30, 2021, the Company is subject to U.S. Federal income tax examinations for the years 2017 through 2019 and income tax examinations from various other jurisdictions for the years 2013 through 2019.

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

The remediation plan, approved by ADEM in 2018, consists of chemical injections throughout the affected area and subsequent monitoring. The injection process was completed in the first quarter of 2019 and monitoring is ongoing pending certification by ADEM. At June 30, 2021 estimated costs for future monitoring are not significant and have been fully accrued. The Company does not expect to capitalize any amounts related to the remediation plan.

Note 16 — Related Party Transaction

During the three and six months ended June 30, 2021, the Company purchased approximately $0.1 million of inventory from a company owned by an immediate relative of a Board member at fair market value. The Company paid substantially all of the amount owed in the second quarter and therefore immaterial remaining liabilities exist as of June 30, 2021.

Note 17 – Segment Information

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

Financial information for the Company's reportable segments follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Lawson	$94,861	$63,214	$188,191	$144,705
Bolt Supply	11,679	8,932	21,905	18,476
Consolidated total	$106,540	$72,146	$210,096	$163,181

Gross profit
Lawson	$49,901	$34,873	$100,309	$79,993
Bolt Supply	4,719	3,440	8,871	7,241
Consolidated total	$54,620	$38,313	$109,180	$87,234

Operating income
Lawson	$2,443	$(202)	$6,699	$17,891
Bolt Supply	939	771	1,493	1,316
Consolidated total	3,382	569	8,192	19,207
Interest expense	(268)	(72)	(591)	(187)
Other income (expense), net	639	511	1,011	(600)
Income before income taxes	$3,753	$1,008	$8,612	$18,420

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

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security ("CARES") Act to provide certain relief as a result of the COVID-19 outbreak. The Company has elected to defer the employer side social security payments in accordance with the CARES Act. The total amount deferred is $3.5 million, with $1.7 million expected to be paid in the second half of 2021 and the remainder in 2022.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Partsmaster Acquisition

In August 2020, we acquired Partsmaster, a leading Maintenance, Repair and Operations ("MRO") distributor from NCH Corporation, with approximately 200 sales representatives and approximately 16,000 customers throughout the United States and Canada. The purchase price of the acquisition was $35.3 million in cash and the assumption of certain liabilities. We paid $2.3 million at the time of the acquisition and paid the remaining $33.0 million in May 2021. Partsmaster contributed $15.3 million of revenue and $0.5 million of operating income in the second quarter of 2021 and $31.0 million of revenue and $1.1 million of operating income in the first six months of 2021.

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

The onset of the COVID-19 pandemic occurred in March 2020. This resulted in widespread closures of businesses, decreased travel and other substantial restrictions on economic activity beginning in the first quarter. The most severe restrictions were effective in the second quarter of 2020, particularly the month of April. These restrictions began to be relaxed subsequent to April 2020, which led to an improved business climate and increased economic activity throughout the remainder of the year. The relaxed restrictions continued in the first and second quarters of 2021, which led to increased business activity and contributed to improved operating results compared to the first six months of 2020.

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

Sales Drivers

The MRO distribution industry is highly fragmented. We compete for business with several national distributors as well as a large number of regional and local distributors. The MRO business is significantly impacted by the overall strength of the manufacturing sector of the U.S. economy which has been significantly affected by the COVID-19 pandemic. One measure used to evaluate the strength of the industrial products market is the PMI index published by the Institute for Supply Management, which is considered by many economists to be a reliable near-term economic barometer of the manufacturing sector. A measure above 50 generally indicates expansion of the manufacturing sector while a measure below 50 generally represents contraction. The average monthly PMI was 60.8 in the second quarter of 2021 compared to 45.7 in the second quarter of 2020.

Our sales are also influenced by the number of sales representatives and their productivity. Our average sales rep headcount for the second quarter of 2021 was 1,081 sales representatives, including the Partsmaster sales representatives. This is compared to the average sales rep headcount of 957 sales reps in the second quarter of 2020. Lawson segment sales representative productivity, measured as sales per rep per day and including Partsmaster sales reps, increased 33.0% to $1.361 in the second quarter of 2021 compared to $979 in the prior year quarter. Partsmaster contributed $15.3 million in sales in the second quarter. Excluding the impact of Partsmaster, sales rep productivity measured as average sales per rep per day increased 36.1% compared to the year ago quarter, primarily driven by the improved business conditions and relaxation of pandemic-related restrictions in the second quarter of 2021 compared to the year ago quarter. Additionally we instituted a company-wide price increase on our entire product line in June 2021 in response to rising supplier costs. We plan to continue to concentrate our efforts on increasing the productivity of our sales representatives.

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

Adjusted operating income is defined by us as GAAP operating income excluding stock-based compensation, severance expenses, acquisition costs, and other non-recurring items in the period in which these items are incurred. Operating income was $3.4 million for the second quarter of 2021 compared to $0.6 million for the second quarter of 2020. Excluding stock-based compensation, severance expense, acquisition costs and other non-recurring costs, adjusted non-GAAP operating income was $6.8 million in the second quarter of 2021 compared to $4.8 million in the second quarter of 2020; and $14.1 million of adjusted non-GAAP operating income for the first six months of 2021 compared to $12.7 million of adjusted non-GAAP operating income for the prior year period. The increase in adjusted non-GAAP operating income was driven by increased sales in 2021 as the overall business environment improved and pandemic-related restrictions were relaxed in the first six months of 2021 compared to the prior year, as well as the inclusion of $0.9 million of adjusted non-GAAP operating income from Partsmaster in the second quarter of 2021 and $2.5 million of adjusted non-GAAP operating income from Partsmaster for the first six months of 2021.

Reconciliation of GAAP Operating Income to Adjusted Non-GAAP Operating Income (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2021	2020	2021	2020

Operating income as reported by GAAP	$3,382	$569	$8,192	$19,207
Stock based compensation (1)	1,574	3,187	2,574	(7,513)
Inventory reserves (2)	500	—	1,325	—
Severance expense and employee acquisition costs	29	1,025	605	1,032
Costs related to potential acquisitions (3)	1,354	—	1,354	—
Adjusted non-GAAP operating income	$6,839	$4,781	$14,050	$12,726

(1)    Expense for stock-based compensation, of which a portion varies with the Company's stock price
(2)    Expense for Partsmaster inventory rationalization plan and write-down of personal protective equipment (PPE) to net realizable value
(3)     Including costs related to the evaluation of the LKCM proposal disclosed in a Schedule 13D amendment filed on
May 17, 2021

Three months ended June 30, 2021 compared to quarter ended June 30, 2020

	2021		2020
(Dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales

Revenue	$106,540	100.0%	$72,146	100.0%
Cost of goods sold	51,920	48.7%	33,833	46.9%
Gross profit	54,620	51.3%	38,313	53.1%

Operating expenses:
Selling expenses	24,235	22.7%	16,306	22.6%
General and administrative expenses	27,003	25.4%	21,438	29.7%
Total operating expenses	51,238	48.1%	37,744	52.3%

Operating income	3,382	3.2%	569	0.8%

Interest expense	(268)	(0.3)%	(72)	(0.1)%
Other income (expenses), net	639	0.6%	511	0.7%

Income before income taxes	3,753	3.5%	1,008	1.4%

Income tax expense	818	0.7%	389	0.5%

Net income	$2,935	2.8%	$619	0.9%

Revenue and Gross Profits

	Three Months Ended June 30,		Increase
(Dollars in thousands)	2021	2020	Amount	%

Revenue
Lawson	$94,861	$63,214	$31,647	50.1%
Bolt Supply	11,679	8,932	2,747	30.8%
Consolidated	$106,540	$72,146	$34,394	47.7%

Gross profit
Lawson	$49,901	$34,873	$15,028	43.1%
Bolt Supply	4,719	3,440	1,279	37.2%
Consolidated	$54,620	$38,313	$16,307	42.6%

Gross profit margin
Lawson	52.6%	55.2%
Bolt Supply	40.4%	38.5%
Consolidated	51.3%	53.1%

Revenue

Total sales increased 47.7% to $106.5 million in the second quarter of 2021 compared to $72.1 million in the second quarter of 2020. All customer sales categories were negatively impacted by the impact of the COVID-19 pandemic in the second quarter of 2020. Business conditions have substantially improved in the second quarter of 2021 compared to the second quarter of 2020, which led to greater business activity and increased sales. Sales from the second quarter of 2021 also benefited from the inclusion of $15.3 million of Partsmaster sales. Sales productivity, measured as sales per rep per day, increased 33.0% compared to the second quarter of 2020. Bolt Supply sales also improved 30.8% compared to the prior year quarter. Consolidated average daily sales increased 47.7% to $1.665 million in the second quarter of 2021 compared to $1.127 million in the prior year quarter. Partsmaster contributed $0.239 million of average daily sales in the second quarter of 2021. Both the second quarter of 2021 and 2020 had 64 selling days. Excluding the impact of foreign currency, average daily sales increased 44.5% in the second quarter of 2021.

Gross Profit

Driven by increased sales, reported gross profit increased $16.3 million to $54.6 million in the second quarter of 2021 compared to $38.3 million in the prior year quarter. Partsmaster contributed $9.0 million to reported gross profit in the second quarter of 2021 before the classification of certain service-related costs in gross profit. Consolidated gross profit as a percent of sales was 51.3% in the second quarter of 2021 compared to 53.1% in the prior year quarter.

The organic Lawson MRO segment gross margin as a percent of sales declined to 57.3% in the second quarter of 2021 compared to 58.7% a year ago quarter before the classification of certain service-related costs in gross profit, primarily as a result of increased freight and additional costs from global supply chain disruptions in the quarter compared to the prior year quarter and additional inventory reserves related to the rationalization of inventory related to the Partsmaster acquisition.

Selling, General and Administrative Expenses

	Three Months Ended June 30,		Increase
(Dollars in thousands)	2021	2020	Amount	%

Selling expenses
Lawson	$23,193	$15,652	$7,541	48.2%
Bolt Supply	1,042	654	388	59.3%
Consolidated	$24,235	$16,306	$7,929	48.6%

General and administrative expenses
Lawson	$24,265	$19,423	$4,842	24.9%
Bolt Supply	2,738	2,015	723	35.9%
Consolidated	$27,003	$21,438	$5,565	26.0%

Selling expenses consist of compensation and support for our sales representatives. Selling expenses increased to $24.2 million in the second quarter of 2021 compared to $16.3 million in the prior year quarter. The increase in selling expense is primarily driven by increased sales, along with the inclusion of $5.3 million in selling expense in the second quarter of 2021 from the Partsmaster acquisition. As a percent of sales, selling expenses slightly increased to 22.7% from 22.6% in the second quarter of 2020 on a higher sales base, partial reinstatement of normalized selling activities not incurred during the pandemic and higher Partsmaster selling expenses as a percent of sales.

General and administrative expenses consist of expenses to operate our distribution network and overhead expenses to manage the business. General and administrative expenses increased to $27.0 million in the second quarter of 2021 from $21.4 million in the prior year quarter. The increased General and administrative expense was driven by the inclusion of Partsmaster operating expenses of $3.3 million, $1.4 million of costs related to the evaluation of the LKCM proposal disclosed in a Schedule 13D amendment filed on May 17, 2021, and restored employee compensation expense compared to the second quarter of 2020. These costs were offset by a decrease in stock-based compensation expense of $1.6 million compared to the second quarter of 2021.

Interest Expense

Interest expense was $0.3 million in the second quarter of 2021, an increase of $0.2 million compared to the second quarter of 2020 primarily due to interest on the accrued acquisition liability.

Other Income, Net

Other income, net increased $0.1 million in the second quarter of 2021 over the prior year quarter primarily due to Canadian currency exchange rate effect.

Income Tax Expense

Income tax expense was $0.8 million, resulting in a 21.8% effective tax rate for the three months ended June 30, 2021 compared to an income tax expense of $0.4 million and an effective tax rate of 38.6% for the three months ended June 30, 2020.

Six months ended June 30, 2021 compared to June 30, 2020

	2021		2020
(Dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales

Revenue	$210,096	100.0%	$163,181	100.0%
Cost of goods sold	100,916	48.0%	75,947	46.5%
Gross profit	109,180	52.0%	87,234	53.5%

Operating expenses:
Selling expenses	48,037	22.9%	36,290	22.2%
General and administrative expenses	52,951	25.2%	31,737	19.5%
Total operating expenses	100,988	48.1%	68,027	41.7%

Operating income	8,192	3.9%	19,207	11.8%

Interest expense	(591)	(0.3)%	(187)	(0.1)%
Other income (expense), net	1,011	0.5%	(600)	(0.4)%

Income before income taxes	8,612	4.1%	18,420	11.3%

Income tax expense	2,081	1.0%	5,268	3.2%

Net income	$6,531	3.1%	$13,152	8.1%

Revenue and Gross Profit

	Six Months Ended June 30,		Increase/(Decrease)
(Dollars in thousands)	2021	2020	Amount	%

Revenue
Lawson	$188,191	$144,705	$43,486	30.1%
Bolt Supply	21,905	18,476	3,429	18.6%
Consolidated	$210,096	$163,181	$46,915	28.8%

Gross profit
Lawson	$100,309	$79,993	$20,316	25.4%
Bolt Supply	8,871	7,241	1,630	22.5%
Consolidated	$109,180	$87,234	$21,946	25.2%

Gross profit margin
Lawson	53.3%	55.3%
Bolt Supply	40.5%	39.2%
Consolidated	52.0%	53.5%

Revenue

Revenue for the six months ended June 30, 2021 increased 28.8% to $210.1 million from $163.2 million for the six months ended June 30, 2020. All customer sales categories were negatively impacted by the COVID-19 pandemic in the first and second quarters of 2020. Business conditions improved in the first six months of 2021, which led to greater business activity and increased sales. Additionally Partsmaster contributed $31.0 million in sales in the first six months of 2021. Average daily sales increased 29.7% to $1.654 million in the first six months of 2021 compared to $1.275 million in the prior year period with one fewer selling day in the current year to date period compared to the corresponding prior year period.

Gross Profit

Gross profit increased to $109.2 million in the first six months of 2021 compared to $87.2 million in the first six months of 2020, primarily driven by increased sales and the inclusion of the Partsmaster acquisition. Consolidated gross profit as a percent of sales was 52.0% compared to 53.5% a year ago. The organic Lawson MRO segment gross profit before the classification of certain service-related costs in gross profit as a percent of sales was 57.8% in the first six months of 2021 compared to 60.3% a year ago, primarily related to increased freight and supply chain costs, as well as changes in product and customer sales mix.

Selling, General and Administrative Expenses

	Six Months Ended June 30,		Decrease
(Dollars in thousands)	2021	2020	Amount	%

Selling expenses
Lawson	$46,084	$34,839	$11,245	32.3%
Bolt Supply	1,953	1,451	502	34.6%
Consolidated	$48,037	$36,290	$11,747	32.4%

General and administrative expenses
Lawson	$47,526	$27,263	$20,263	74.3%
Bolt Supply	5,425	4,474	951	21.3%
Consolidated	$52,951	$31,737	$21,214	66.8%

Selling expenses increased to $48.0 million for the first six months of 2021 compared to $36.3 million in the same period a year ago and, as a percent of sales, increased to 22.9% in the first six months of 2021 from 22.2% a year ago. The increase in selling expense is primarily related to increased sales compensation from higher sales, and the inclusion of $10.8 million of selling expenses from the Partsmaster acquisition.

General and administrative expenses increased to $53.0 million in the first six months of 2021 from $31.7 million in the prior year period. This was driven by an increase in stock-based compensation expense of $10.1 million, a portion of which varies with the Company stock price, as well as the inclusion of $7.2 million of general and administrative expense from the Partsmaster acquisition, and restored employee compensation compared to the second quarter of 2020 and $1.4 million of costs related to the evaluation of the LKCM proposal disclosed in a Schedule 13D amendment filed on May 17, 2021.
Interest Expense

Interest expenses increased $0.4 million in the first six months of 2021, due primarily to interest on the accrued acquisition liability.

Other Income (Expense), Net

Other income (expense), net increased $1.6 million in the first six months of 2021, primarily due to Canadian currency exchange rate effect.

Income Tax Expense

Income tax expenses were $2.1 million resulting in a 24.2% effective tax rate for the first six months of 2021 compared to income tax expense of $5.3 million and a 28.6% effective tax rate for the first six months of 2020.

Liquidity and Capital Resources

Available cash and cash equivalents were $5.9 million on June 30, 2021 compared to $28.4 million on December 31, 2020. The decrease in available cash is primarily due to the payment of the outstanding liability related to the acquisition of Partsmaster for $33.0 million in May 2021.

Net cash provided by operations for the six months ended June 30, 2021 was $9.3 million, primarily driven by reported operating earnings.
Capital expenditures were $3.9 million and $0.7 million for the six month period ended June 30, 2021 and 2020, respectively, primarily for improvements to our distribution centers and information technology.

Cash provided by financing activities was $4.9 million for the first six months of 2021, primarily due to a net drawdown of $5.0 million of our Revolving Credit Facility driven by the final Partsmaster payment.

In 2019, our Board of Directors authorized a program in which we may repurchase up to $7.5 million of our common stock from time to time in open market transactions, privately negotiated transactions or by other methods. We did not repurchase any shares of stock in the first six months of 2021 under this plan.

The Company anticipates that outstanding stock performance rights with a value of $9.7 million at June 30, 2021 will be paid out within the next twelve months prior to expiration.

Revolving Credit Facility

On June 30, 2021, we had $5.0 million in outstanding borrowings and $91.9 million of borrowing availability remaining, net of outstanding letters of credit, under our Revolving Credit Facility. We issued a $33.0 million irrevocable standby letter of credit to guarantee payment of the liability related to the Partsmaster acquisition. This letter of credit was released upon payment of the acquisition liability in May 2021.

Along with certain standard terms and conditions of our Credit Agreement, we are able to borrow up to 3.25 times our EBITDA, as defined, and maintain a minimum fixed charge ratio, as defined, of 1.15. As of June 30, 2021, we were in compliance with all financial covenants.

While we were in compliance with our financial covenants included in our Credit Agreement for the quarter ended June 30, 2021. Failure to meet the covenant requirements of the Credit Agreement in future quarters could lead to higher financing costs, increased restrictions, or reduce or eliminate our ability to borrow funds and could have a material adverse effect on our business, financial condition and results of operations.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that materially affected or are reasonably likely to materially offset our internal control over financial reporting. We are in the process of integrating the internal control procedures of Partsmaster into our internal control structure. Partsmaster constituted approximately 15% of total assets as of June 30, 2021 and approximately 14% of revenue and approximately 14% of operating income in the first six months of 2021.

PART II
OTHER INFORMATION

ITEMS 1, 1A, 3, 4 and 5 of Part II are inapplicable and have been omitted from this report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 6. EXHIBITS

Exhibit #
3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 000-10546) dated May 18, 2020.
3.2	Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K (File No. 000-10546) dated May 18, 2020.
10.1
Credit Agreement dated October 11, 2019 among the Company and JP Morgan Chase Bank, N.A. as administrative agent, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 000-10546) dated October 16, 2019.

10.2
First Amendment to Credit Agreement dated August 31, 2020, between the Company and JP Morgan Chase Bank, N.A. as administrative agent, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 000-10546) dated September 2, 2020.

10.3
Agreement of Lease dated June 30, 2014 between the Company and KTR Property Trust III incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 000-10546) dated July 2, 2014.

10.4	Lawson Products, Inc. Executive Deferral Plan (as Amended and Restated Effective November 1, 2015).

10.5	Lawson Products, Inc. Amended Stock Performance Plan (as Amended and Restated Effective January 24, 2017).
10.6
Amendment of the Lawson Products, Inc. Amended Stock Performance Plan (as Amended and Restated Effective January 24, 2017), dated December 23, 2020, incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K (File No. 000-10546) for the fiscal year ended December 31, 2020.

10.7
Form Letter regarding Stock Performance Rights, incorporated by reference to Exhibit 10(c)(16) to the Company's Annual Report on Form 10-K (File No. 000-10546) for the fiscal year ended December 31, 2004.

10.8
Lawson Products, Inc. 2009 Equity Compensation Plan (as Amended and Restated Effective May 14, 2019), incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 000-10546) dated May 3, 2019.

10.9
First Amendment to the Lawson Products, Inc. 2009 Equity Compensation Plan (as Amended and Restated Effective May 14, 2019), incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 000-10546) dated May 3, 2019.

10.10
Amendment to the Lawson Products, Inc. 2009 Equity Compensation Plan (as Amended and Restated Effective May 14, 2019), dated December 23, 2020, incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K (File No. 000-10546) for the fiscal year ended December 31, 2020.

10.11	Form of Award Agreement under the 2009 Equity Compensation Plan (Target Units, SPRs and Restricted Units).
10.12	Form of Award Agreement under the 2009 Equity Compensation Plan (MSU Target Units, ROIC Target Units and Restricted Units).
10.13	Form of Award Agreement under the 2009 Equity Compensation Plan (MSU Target Units, ROIC Target Units and Restricted Units).
10.14	Lawson Products, Inc. 2021 Annual Incentive Plan Summary.
10.15	Form of Indemnification Agreement for Directors and Officers incorporated by reference to Exhibit 10.01 to the Company's Current Report on Form 8-K (File No. 000-10546) dated September 15, 2008.
10.16	Form of Change in Control Agreement for Officers.
10.17
Employment Agreement dated as of August 14, 2017 by and between Lawson Products, Inc., an Illinois corporation, and Michael G. DeCata, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 000-10546) dated August 14, 2017.

10.18
Amendment No.1 to the Employment Agreement entered into on April 11, 2018 between the Company and Michael G. DeCata, incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K (File No. 000-10546) dated April 11, 2018.

10.19
Employment Agreement dated as of August 29, 2012 by and between Lawson Products, Inc., an Illinois corporation, and Ron Knutson, incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 000-10546) dated August 29, 2012.

10.20
Retirement and Consulting Agreement, dated as of March 2, 2021, by and between the Company and Neil Jenkins, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 000-10546) dated March 5, 2021.

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statement of Income and Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAWSON PRODUCTS, INC.
(Registrant)

Dated:	July 29, 2021	/s/ Michael G. DeCata
Michael G. DeCata President and Chief Executive Officer (principal executive officer)

Dated:	July 29, 2021	/s/ Ronald J. Knutson
Ronald J. Knutson Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)

Dated:	July 29, 2021	/s/ David Lambert
David Lambert Vice President, Controller and Chief Accounting Officer (principal accounting officer)