Form 10-Q
period 2021-09-30
LAWSON PRODUCTS INC/NEW/DE/
filed 2021-10-28
CIK 703604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, $1 par value, as of October 15, 2021 was 9,078,347.

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
•foreign currency fluctuations;
•failure to manage change within the organization;
•highly competitive market;
•changes that affect governmental and other tax-supported entities;
•violations of environmental protection or other governmental regulations;
•negative changes related to tax matters;
•Luther King Capital's significant influence over the Company given its ownership percentage; and
•all other factors discussed in the Company’s “Risk Factors” set forth in its Annual Report on Form 10-K for the year ended December 31, 2020 and in this Quarterly Report on Form 10-Q for the period ended September 30, 2021.

The Company undertakes no obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
Lawson Products, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share data)

	September 30,	December 31,
	2021	2020
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$7,460	$28,393
Restricted cash	197	998
Accounts receivable, less allowance for doubtful accounts of $771 and $654, respectively	50,779	44,515
Inventories, net	67,452	61,867
Miscellaneous receivables and prepaid expenses	8,629	7,289
Total current assets	134,517	143,062

Property, plant and equipment, net	17,794	15,800
Goodwill	35,253	35,176
Deferred income taxes	18,877	18,482
Intangible assets, net	16,796	18,503
Cash value of life insurance	18,240	16,185
Right of use assets	12,702	8,764
Other assets	318	332
Total assets	$254,497	$256,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued acquisition liability	$—	$32,673
Accounts payable	25,585	22,262
Lease obligation	4,348	4,568
Accrued expenses and other liabilities	39,083	38,492
Total current liabilities	69,016	97,995

Revolving line of credit	10,900	—
Security bonus plan	10,853	11,262
Deferred compensation	11,821	10,461
Lease obligation	9,744	5,738
Deferred tax liability	2,945	2,841
Other liabilities	4,862	5,585
Total liabilities	120,141	133,882

Stockholders’ equity:
Preferred stock, $1 par value:
Authorized - 500,000 shares, Issued and outstanding — None	—	—
Common stock, $1 par value:
Authorized - 35,000,000 shares Issued - 9,305,566 and 9,287,625 shares, respectively Outstanding - 9,078,347 and 9,061,039 shares, respectively	9,306	9,288
Capital in excess of par value	21,546	19,841
Retained earnings	111,796	101,609
Treasury stock – 227,219 and 226,586 shares, respectively	(9,048)	(9,015)
Accumulated other comprehensive income	756	699
Total stockholders’ equity	134,356	122,422
Total liabilities and stockholders’ equity	$254,497	$256,304
See notes to condensed consolidated financial statements.

Lawson Products, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenue	$105,570	$90,277	$315,666	$253,458
Cost of goods sold	49,524	43,052	150,440	118,999
Gross profit	56,046	47,225	165,226	134,459

Operating expenses:
Selling expenses	24,908	19,155	72,945	55,445
General and administrative expenses	26,518	26,069	79,469	57,806
Operating expenses	51,426	45,224	152,414	113,251

Operating income	4,620	2,001	12,812	21,208

Interest expense	(119)	(142)	(710)	(329)
Other income (expense), net	(209)	615	802	15

Income before income taxes	4,292	2,474	12,904	20,894
Income tax expense	636	736	2,717	6,004

Net income	$3,656	$1,738	$10,187	$14,890

Basic income per share of common stock	$0.40	$0.19	$1.12	$1.65

Diluted income per share of common stock	$0.39	$0.19	$1.09	$1.60

Weighted average shares outstanding:
Basic weighted average shares outstanding	9,078	9,017	9,073	9,017
Effect of dilutive securities outstanding	279	313	273	312
Diluted weighted average shares outstanding	9,357	9,330	9,346	9,329

Comprehensive income:
Net income	$3,656	$1,738	$10,187	$14,890
Other comprehensive income (expense), net of tax
Adjustment for foreign currency translation	(928)	398	57	(918)
Net comprehensive income	$2,728	$2,136	$10,244	$13,972

See notes to condensed consolidated financial statements.

Lawson Products, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands)
(Unaudited)

	Common Stock		Capital in Excess of Par Value			Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Outstanding Shares	$1 Par Value		Retained Earnings	Treasury Stock
Balance at December 31, 2020	9,061,039	$9,288	$19,841	$101,609	$(9,015)	$699	$122,422

Net income	—	—	—	3,596	—	—	3,596
Adjustment for foreign currency translation	—	—	—	—	—	631	631
Stock-based compensation	—	—	422	—	—	—	422
Shares issued	5,776	5	(5)	—	—	—	—
Shares repurchased held in treasury	(268)	—	—	—	(13)	—	(13)
Balance at March 31, 2021	9,066,547	$9,293	$20,258	$105,205	$(9,028)	$1,330	$127,058

Net income	—	—	—	2,935	—	—	2,935
Adjustment for foreign currency translation	—	—	—	—	—	354	354
Stock-based compensation	—	—	551	—	—	—	551
Shares issued	10,965	11	(11)	—	—	—	—
Balance at June 30, 2021	9,077,512	$9,304	$20,798	$108,140	$(9,028)	$1,684	$130,898

Net income	—	—	—	3,656	—	—	3,656
Adjustment for foreign currency translation	—	—	—	—	—	(928)	(928)
Stock-based compensation	—	—	750	—	—	—	750
Shares issued	1,200	2	(2)	—	—	—	—
Shares repurchased held in treasury	(365)	—	—	—	(20)	—	(20)
Balance at September 30, 2021	9,078,347	$9,306	$21,546	$111,796	$(9,048)	$756	$134,356

Lawson Products, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands)
(Unaudited)

	Common Stock		Capital in Excess of Par Value			Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Outstanding Shares	$1 Par Value		Retained Earnings	Treasury Stock
Balance at December 31, 2019	9,043,771	$9,190	$18,077	$86,496	$(5,761)	$(1)	$108,001

Net income	—	—	—	12,533	—	—	12,533
Shares repurchased held in treasury	(47,504)	—	—	—	(1,756)	—	(1,756)
Adjustment for foreign currency translation	—	—	—	—	—	(2,494)	(2,494)
Stock-based compensation	—	—	451	—	—	—	451
Balance at March 31, 2020	8,996,267	$9,190	$18,528	$99,029	$(7,517)	$(2,495)	$116,735

Net income	—	$—	$—	$619	$—	$—	619
Adjustment for foreign currency translation	—	—	—	—	—	1,178	1,178
Stock-based compensation	—	—	498	—	—	—	498
Shares issued	11,144	11	3	—	—	—	14
Balance at June 30, 2020	9,007,411	$9,201	$19,029	$99,648	$(7,517)	$(1,317)	$119,044

Net income	—	$—	$—	$1,738	$—	$—	1,738
Treasury stock repurchase	(12,077)	—	—	—	(436)	—	(436)
Adjustment for foreign currency translation	—	—	—	—	—	398	398
Stock-based compensation	—	—	510	—	—	—	510
Shares issued	30,283	31	(31)	—	—	—	—
Balance at September 30, 2020	9,025,617	$9,232	$19,508	$101,386	$(7,953)	$(919)	$121,254

See notes to condensed consolidated financial statements.

Lawson Products, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020

Operating activities:
Net income	$10,187	$14,890

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,990	4,660
Stock-based compensation	1,403	(2,767)
Deferred income taxes	(298)	1,454
Changes in operating assets and liabilities, net of acquisition
Accounts receivable	(6,582)	(2,128)
Inventories	(5,554)	1,101
Miscellaneous receivables, prepaid expenses and other assets	(3,443)	(725)
Accounts payable and other liabilities	3,790	3,097
Other	672	441
Net cash provided by operating activities	$6,165	$20,023

Investing activities:
Purchases of property, plant and equipment	$(5,664)	$(1,311)
Business acquisition	(33,000)	(2,300)
Net cash used in investing activities	$(38,664)	$(3,611)

Financing activities:
Net proceeds from revolving line of credit	$10,900	$(2,271)
Repurchase treasury shares	(33)	(2,192)
Payment of financing lease principal	(179)	(192)
Proceeds from stock option exercise	—	15
Net cash provided by (used in) financing activities	$10,688	$(4,640)

Effect of exchange rate changes on cash and cash equivalents	$77	$(74)

Increase (decrease) in cash, cash equivalents and restricted cash	(21,734)	11,698

Cash, cash equivalents and restricted cash at beginning of period	29,391	6,297

Cash, cash equivalents and restricted cash at end of period	$7,657	$17,995

Cash and cash equivalents	$7,460	$17,193
Restricted cash	197	802
Cash, cash equivalents and restricted cash	$7,657	$17,995

Supplemental disclosure of cash flow information
Net cash paid for income taxes	$4,044	$3,733
Net cash paid for interest	$834	$295
Additions of property, plant and equipment included in accounts payable	$47	$78
See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Lawson Products, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company’s Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of the Company, all normal recurring adjustments have been made that are necessary to present fairly the results of operations for the interim periods. Operating results for the three and nine month periods ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

The Company has two operating segments. The Lawson operating segment distributes maintenance, repair and operations ("MRO") products to customers primarily through a network of sales representatives offering vendor managed inventory ("VMI") service to customers throughout the United States and Canada. The Bolt Supply House Ltd. ("Bolt Supply") operating segment distributes MRO products primarily through its branches located in Western Canada. Bolt Supply had 14 branches in operation at the end of the third quarter 2021. See Note 2 of the 2020 Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for further details of the significant accounting policies of the Company.

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

The purchase price was $35.3 million in cash plus the assumption of certain liabilities. The Company paid $2.3 million of the purchase price in cash at closing and paid the remaining $33.0 million in May 2021. The payment obligation was discounted to present value and recognized as an accrued acquisition liability of $32.7 million as of December 31, 2020 in the Company's condensed consolidated balance sheet. Interest expense of $0.3 million was recorded in the nine months ended September 30, 2021. Payment was guaranteed under the Purchase Agreement, and included the issuance of a $33.0 million irrevocable standby letter of credit. The letter of credit was released upon payment of the acquisition liability in May 2021.

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

The accounting for this acquisition was complete as of June 30, 2021. Partsmaster contributed $13.6 million of revenue and an operating loss of $0.8 million in the third quarter of 2021 and $44.6 million of revenue and $0.4 million of operating income in the first nine months of 2021, compared to $5.4 million of revenue and $0.4 million of operating income in the third quarter 2020 post acquisition.

A summary of the purchase price allocation of the acquisition is as follows (Dollars in thousands):

Cash paid and payable and liabilities assumed
Cash paid	$34,523
Accounts payable and accrued expenses	4,086
Deferred compensation	2,938
Lease obligation	620
$42,167
Fair value of assets acquired
Goodwill	$15,816
Inventories	7,797
Accounts receivable	7,706
Customer relationships	4,961
Trade names	2,775
Property, plant and equipment	2,121
Right of use asset	620
Other assets	371
$42,167

The unaudited pro forma revenue and net income for the Company for the three months ended September 30, 2020, assuming the Partsmaster acquisition closed on January 1, 2019, was $101.2 million and $2.0 million, respectively. The unaudited pro forma revenue and net income for the Company for the nine months ended September 30, 2020, assuming the Partsmaster acquisition closed on January 1, 2019, was $298.5 million and $16.3 million, respectively.

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

Note 3 - Revenue Recognition

As part of the Company's revenue recognition analysis, it concluded that it has two separate performance obligations, and accordingly, two separate revenue streams: products and services. Under the definition of a contract as defined by Accounting Standards Codification 606, Revenue From Contracts With Customers ("ASC 606"), the Company considers contracts to be created at the time an order to purchase product and services is agreed upon regardless of whether or not there is a written contract.

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

Disaggregated revenue by geographic area follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020

United States	$85,343	$72,030	$256,577	$202,709
Canada	20,227	18,247	59,089	50,749
Consolidated total	$105,570	$90,277	$315,666	$253,458

Disaggregated revenue by product type follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Fastening Systems	22.2%	22.3%	21.4%	22.7%
Cutting Tools and Abrasives	15.0%	12.2%	14.8%	13.1%
Fluid Power	13.0%	12.6%	13.2%	13.2%
Specialty Chemicals	10.5%	13.3%	10.1%	11.7%
Electrical	10.4%	10.0%	10.4%	10.2%
Aftermarket Automotive Supplies	7.6%	7.0%	7.2%	7.1%
Safety	5.1%	7.0%	5.0%	6.4%
Welding and Metal Repair	1.4%	1.4%	1.6%	1.4%
Other	14.8%	14.2%	16.3%	14.2%
Consolidated Total	100.0%	100.0%	100.0%	100.0%

Activities as lessor

Prior to acquisition, Partsmaster leased parts washer machines to customers through its Torrents leasing program. The Torrents leasing program comprised a minor portion of the Partsmaster business. The Company will continue the leasing program for the foreseeable future. These leases are classified as operating leases. The leased machines are recognized as fixed assets on the Company's consolidated balance sheet and the leasing revenue is recognized on a straight line basis over the leasing term. The Torrents machine leasing program generated $0.8 million and $2.2 million of revenue in the three and nine months ended September 30, 2021. The carrying value of the Torrents leasing assets as of September 30, 2021 is $1.0 million. The Company has adopted the practical expedient not to separate non-lease components that would be within the scope of ASC 606 from the associated lease components as the relevant criteria under ASC 842 are met.

Note 4 — Restricted Cash

The Company has agreed to maintain $0.2 million in a guaranteed investment certificate as collateral for an outside party that is providing certain commercial credit card services for Bolt. The Company is restricted from withdrawing this balance without the prior consent of the outside party during the term of the agreement. The Company previously agreed to maintain $0.8 million in a money market account as collateral for an outside party that provided certain commercial card processing services for the Company, however this agreement ended in the third quarter 2021 and the $0.8 million is now unrestricted.

Note 5 — Inventories

Inventories, net, consisting primarily of purchased goods offered for resale, were as follows:

	(Dollars in thousands)
	September 30, 2021	December 31, 2020
Inventories, gross	$75,632	$67,137
Reserve for obsolete and excess inventory	(8,180)	(5,270)
Inventories, net	$67,452	$61,867

During the nine months ended September 30, 2021, the Company increased its reserve for obsolete and excess inventory by $0.9 million for which its cost exceeded its estimated selling price and $1.0 million for rationalization of inventory related to Partsmaster.

Note 6 - Goodwill

Goodwill activity for the first nine months of 2021 is included in the table below:

	(Dollars in Thousands)
	Goodwill By Reportable Segment
	Lawson	Bolt	Total
Beginning balance December 31, 2020	$21,352	$13,824	$35,176
Impact of foreign exchange rates	18	59	77
Balance at September 30, 2021	$21,370	$13,883	$35,253

Note 7 - Intangible Assets

The gross carrying amount and accumulated amortization by intangible asset class were as follows:

	(Dollars in thousands)
	September 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$11,364	$(3,593)	$7,771	$11,289	$(2,733)	$8,556
Customer relationships	12,410	(3,385)	9,025	12,349	(2,402)	9,947
	$23,774	$(6,978)	$16,796	$23,638	$(5,135)	$18,503

Amortization expense of $0.6 million and $0.4 million related to intangible assets was recorded in General and administrative expense for the three months ended September 30, 2021 and 2020, respectively. Amortization expense of $1.8 million and $1.1 million related to intangible assets was recorded in General and administrative expenses for the nine months ended September 30, 2021 and 2020, respectively.

Note 8 - Leases

Activities as Lessee

The Company leases equipment, distribution centers, office space, and branch locations throughout the US and Canada.

Expenses related to leasing activities for the three months ended September 30, 2021 and September 30, 2020 are as follows (Dollars in thousands):

		Three Months Ended September 30,
Lease Type	Classification	2021	2020

Operating Lease Expense	Operating expenses	$1,500	$1,262

Financing Lease Amortization	Operating expenses	44	$63

Financing Lease Interest	Interest expense	2	8

Financing Lease Expense		46	71

Net Lease Cost		$1,546	$1,333

Expenses related to leasing activities for the nine months ended September 30, 2021 and September 30, 2020 are as follows (Dollars in thousands):

		Nine Months Ended September 30,
Lease Type	Classification	2021	2020

Operating Lease Expense	Operating expenses	$4,429	$3,630

Financing Lease Amortization	Operating expenses	179	$165

Financing Lease Interest	Interest expense	12	22

Financing Lease Expense		191	187

Net Lease Cost		$4,620	$3,817

Net assets and liabilities related to leasing activities as of September 30, 2021 and December 31, 2020 are as follows (Dollars in thousands):

Lease Type	September 30, 2021	December 31, 2020

Total Right Of Use ("ROU") operating lease assets (1)	$12,292	$8,246
Total ROU financing lease assets (2)	410	518
Total lease assets	$12,702	$8,764

Total current operating lease obligation	$4,187	$4,360
Total current financing lease obligation	161	208
Total current lease obligations	$4,348	$4,568

Total long term operating lease obligation	$9,587	$5,498
Total long term financing lease obligation	157	240
Total long term lease obligation	$9,744	$5,738

(1) Operating lease assets are recorded net of accumulated amortization of $8.7 million and $5.9 million as of September 30, 2021 and December 31, 2020, respectively
(2) Financing lease assets are recorded net of accumulated amortization of $0.6 million and $0.4 million as of September 30, 2021 and December 31, 2020, respectively

Liabilities generated by leasing activities as of September 30, 2021 were as follows (Dollars in thousands):

Maturity Date of Lease Liabilities	Operating Leases	Financing Leases	Total

Year one	$4,535	$166	$4,701
Year two	3,841	114	3,955
Year three	2,865	39	2,904
Year four	1,870	14	1,884
Year five	345	—	345
Subsequent years	1,265	—	1,265
Total lease payments	14,721	333	15,054
Less: Interest	947	15	962
Present value of lease liabilities	$13,774	$318	$14,092

(1)    Minimum lease payments exclude payments to landlord for real estate taxes and common area maintenance $0.6 million

The weighted average lease terms and interest rates of the leases held by Lawson as of September 30, 2021 are as follows:

Lease Type	Weighted Average Term in Years	Weighted Average Interest Rate

Operating Leases	4.0	3.53%
Financing Leases	2.2	4.99%

The cash outflows of the leasing activity for the three months ending September 30, 2021 are as follows (Dollars in thousands):

Cash Flow Source	Classification	Amount

Operating cash flows from operating leases	Operating activities	$3,549
Operating cash flows from financing leases	Operating activities	12
Financing cash flows from financing leases	Financing activities	179

In March 2021 the Company signed a three year extension for their lease at the McCook distribution center ("McCook"). The lease extension created a right of use asset of $5.3 million and a lease liability of $5.3 million.

Refer to Note 3 - Revenue Recognition for a discussion on Lawson activities as lessor.

Note 9 — Revolving Credit Facility

The Revolving Credit Facility matures on October 11, 2024 and provides $100.0 million of revolving commitments. Net of outstanding letters of credit, the Company had $87.4 million of borrowing availability under the Revolving Credit Facility as of September 30, 2021 and $66.0 million as of December 31, 2020. Weighted average interest rates for the nine months ended September 30, 2021 and September 30, 2020 were 2.88% and 2.64%, respectively.

Fees are reported as interest expense and include customary charges relating to letters of credit and an unused commitment fee ranging from 0.15% to 0.30%, depending on the Total Net Leverage Ratio as defined in the Credit Agreement. Fees for both the nine months ended September 30, 2021 and September 30, 2020 were $0.1 million governing the Revolving Credit Facility.

In connection with the Revolving Credit Facility originated in 2019, deferred financing costs of $0.6 million were incurred. Deferred financing costs are amortized over the life of the debt instrument and reported as interest expense. As of September 30, 2021 and December 31, 2020 deferred financing costs net of accumulated amortization were $0.3 million and $0.4 million, respectively, and are included in Other assets.

Borrowings are designed as alternate base rate loans, Canadian prime rate loans, Eurodollar loans, and Canadian dollar offered rate loans. Interest rates vary by the type of borrowing and Total Net Leverage Ratio as defined in the Credit Agreement of the most recent fiscal quarter.

The Revolving Credit Facility includes customary financial covenants representations and warranties. The Company was in compliance with all financial covenants as of September 30, 2021.

In the third quarter of 2020, the Company entered into an amendment to the Credit Agreement which among other items temporarily increased the allowed letter of credits from $15.0 million to $40.0 million until August 31, 2021 and authorized indebtedness not to exceed $36.0 million for the acquisition of Partsmaster.

Note 10 - Accrued Acquisition Liability

On August 31, 2020, Lawson acquired Partsmaster from NCH Corporation. As part of the purchase price, the Company agreed to pay $33.0 million in May 2021. The payment obligation was discounted to present value using an implied interest rate of 1.8%. A discounted current liability of $32.7 million was recognized as of December 31, 2020 in the Company's consolidated balance sheet. In May 2021, the Company paid the outstanding $33.0 million accrued acquisition liability.

Payment was guaranteed under the Purchase Agreement which included the issuance of a $33.0 million irrevocable standby letter of credit. The letter of credit was released in June 2021 subsequent to payment of the liability in May 2021.

Interest expense of $0.3 million on the accrued acquisition liability was recorded in the nine months ended September 30, 2021, with all interest expense recorded prior to the payment of the accrued acquisition liability.

Note 11 - Stock Repurchase Program

In the second quarter of 2019, the Board of Directors authorized a program in which the Company may repurchase up to $7.5 million of the Company's common stock from time to time in open market transactions, privately negotiated transactions or by other methods. The Company had $4.5 million remaining under its repurchase plan as of September 30, 2021. No shares were repurchased in 2021 under the Company stock repurchase plan. The Company purchased 47,504 of common stock at an average price of $36.93 under the repurchase program in the first quarter of 2020.

Note 12 - Severance Reserve

Changes in the Company’s reserve for severance included in Accrued expenses and other liabilities, as of September 30, 2021 and 2020 were as follows:

	(Dollars in thousands)
	Nine Months Ended September 30,
	2021	2020
Balance at beginning of period	$1,251	$909
Charged to earnings	328	1,520
Payments	(1,085)	(1,239)
Balance at end of period	$494	$1,190

Note 13 - Stock-Based Compensation

The Company recorded stock-based compensation benefit of $1.2 million and expense of $4.7 million for the three months ending September 30, 2021 and 2020, respectively, and expense of $1.4 million and benefit of $2.8 million for the nine months ending September 30, 2021 and 2020, respectively. A portion of stock-based compensation is related to the change in the market value of the Company's common stock. Stock-based compensation liability of $14.0 million as of September 30, 2021 and $14.4 million as of December 31, 2020 is included in Accrued expenses and other liabilities.

A summary of stock-based awards issued during the nine months ended September 30, 2021 follows:

Restricted Stock Units ("RSUs")
The Company issued 7,862 RSUs to key employees that cliff vest on December 31, 2023. The Company issued 2,000 RSUs to one key employee that vest ratably through June 15, 2023 and 5,000 RSUs to one key employee that cliff vest on April 15, 2024. Additionally the Company issued 28,600 RSUs to various employees that vest ratably through May 16, 2024. The Company issued 6,995 RSUs to certain members of the Company's Board of Directors with a vesting date of May 11, 2022. Each RSU is exchangeable for one share of the Company's common stock at the end of the vesting period.

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

Note 14 — Income Taxes

The Company recorded income tax expense of $2.7 million, a 21.1% effective tax rate for the nine months ended September 30, 2021. The effective tax rate approximates the U.S. statutory tax rate as state taxes and other permanent items are offset by the reversal of uncertain tax positions. Income tax expense of $6.0 million, a 28.7% effective tax rate was recorded for the nine months ended September 30, 2020. The effective tax rate is higher than the U.S. statutory rate due primarily to state taxes, recording of reserves for uncertain tax positions, and an inclusion for Global Intangible Low Tax Income.

The Company and its subsidiaries are subject to U.S. Federal income tax, as well as income tax of multiple state and foreign jurisdictions. As of September 30, 2021, the Company is subject to U.S. Federal income tax examinations for the years 2017 through 2019 and income tax examinations from various other jurisdictions for the years 2014 through 2019.

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

The remediation plan, approved by ADEM in 2018, consists of chemical injections throughout the affected area and subsequent monitoring. The injection process was completed in the first quarter of 2019 and monitoring is ongoing pending certification by ADEM. At September 30, 2021 estimated costs for future monitoring are not significant and have been fully accrued. The Company does not expect to capitalize any amounts related to the remediation plan.

Note 16 — Related Party Transaction

During the nine months ended September 30, 2021, the Company purchased approximately $0.1 million of inventory from a company owned by an immediate relative of a Board member at fair market value. No remaining liabilities exist with respect to this purchase as of September 30, 2021.

Note 17 – Segment Information

The Company's operating segments, Lawson and Bolt, also represent its reportable segments because of differences in the businesses' financial characteristics and the methods they employ to deliver product to customers. The results of the Company's operating segments are reviewed by the Company’s chief operating decision maker responsible for reviewing operating performance and allocating resources. The Lawson segment primarily relies on its large network of sales representatives to visit the customer at the customers' location and produce sales orders for product that is then shipped to the customer and it also provides VMI services. The Bolt segment primarily sells product to customers when the customers visit one of Bolt's 14 branch locations and the product is delivered to the customers at the point of sale. The Bolt segment total assets include the value of the acquired intangibles and the related amortization within its operating income.

Financial information for the Company's reportable segments follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Lawson	$93,686	$79,806	$281,877	$224,511
Bolt Supply	11,884	10,471	33,789	28,947
Consolidated total	$105,570	$90,277	$315,666	$253,458

Gross profit
Lawson	$51,127	$43,038	$151,436	$123,031
Bolt Supply	4,919	4,187	13,790	11,428
Consolidated total	$56,046	$47,225	$165,226	$134,459

Operating income
Lawson	$3,488	$1,112	$10,188	$19,003
Bolt Supply	1,132	889	2,624	2,205
Consolidated total	4,620	2,001	12,812	21,208
Interest expense	(119)	(142)	(710)	(329)
Other income (expense), net	(209)	615	802	15
Income before income taxes	$4,292	$2,474	$12,904	$20,894

Note 18 - COVID-19 Risks and Uncertainties

There is substantial uncertainty as to the effect the COVID-19 pandemic will have on the future results of the Company. Various events related to COVID-19 may impact revenue, product sourcing, sales functions, and customers' ability to pay timely.

The government of the State of Illinois defines Lawson Products as an essential business. A change in this status could result in the temporary closure of our business if the COVID-19 pandemic worsens, and government restrictions are reimposed to require business shutdowns. The COVID-19 pandemic could result in a temporary closure of any or all of our office space, distribution facilities, or Bolt branch locations, as well as disruptions to our supply chain and interactions with our suppliers and customers. The pandemic may have a material adverse impact on future financial results, liquidity, and overall performance of the Company. It is reasonably possible that estimates made in the financial statements may be materially and adversely impacted as a result of these conditions, including delay in payment of receivables, impairment losses related to goodwill and other long-lived assets, and inability to utilize deferred tax assets.

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security ("CARES") Act to provide certain relief as a result of the COVID-19 outbreak. The Company has elected to defer the employer side social security payments in accordance with the CARES Act. The total amount deferred is $3.5 million, with $1.7 million expected to be paid in the fourth quarter of 2021 and the remainder in 2022. The Company will continue to evaluate how the provisions of the CARES Act will impact its financial position, results of operations and cash flows.

The Company will continue to closely monitor the operating environment and will take appropriate actions to protect the safety for its employees, customers and suppliers.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Partsmaster Acquisition

In August 2020, we acquired Partsmaster, a leading Maintenance, Repair and Operations ("MRO") distributor from NCH Corporation, with approximately 200 sales representatives and approximately 16,000 customers throughout the United States and Canada. The purchase price of the acquisition was $35.3 million in cash and the assumption of certain liabilities. We paid $2.3 million at the time of the acquisition and paid the remaining $33.0 million in May 2021. Partsmaster contributed $13.6 million of revenue and an operating loss of $0.8 million in the third quarter of 2021 and $44.6 million of revenue and $0.4 million of operating income in the first nine months of 2021.

Additional information related to the Partsmaster acquisition is provided in Note 2 - Acquisition in the notes to the condensed consolidated financial statements.

COVID-19 Pandemic

There is substantial uncertainty as to the effect the COVID-19 pandemic will have on the future results of the Company. Various events related to COVID-19 may impact revenue, product sourcing, sales functions, and customers' ability to pay timely.

The government of the State of Illinois continues to define Lawson Products as an essential business. A change in this status could result in the temporary closure of our business. The COVID-19 pandemic could result in a temporary closure of any or all of our office space, distribution facilities, or Bolt branch locations, as well as disruptions to our supply chain and interactions with customers. The pandemic may have a material adverse impact on future financial results, liquidity, and overall performance of the Company. It is possible that estimates made in the financial statements may be materially and adversely impacted as a result of COVID's future path, including delay in payment of receivables, impairment losses related to goodwill and other long-lived assets, and inability to utilize deferred tax assets.

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

The onset of the COVID-19 pandemic occurred in March 2020. This resulted in widespread closures of businesses, decreased travel and other substantial restrictions on economic activity beginning in the first quarter of 2020. The most severe restrictions were effective in the second quarter of 2020, particularly the month of April. These restrictions began to be relaxed subsequent to April 2020, which led to an improved business climate and increased economic activity throughout the remainder of the year. The relaxed restrictions continued in the first nine months of 2021, which led to increased business activity and contributed to improved operating results compared to the first nine months of 2020.

We will continue to closely monitor the overall economic and operating environment and we will take appropriate actions to protect the safety of our employees, customers and suppliers. While we believe that COVID-19 and supply chain disruptions continue to negatively impact our sales and cost control measures, our ability to effectively service our customers have continued to generate positive cash flow that has enabled us to maintain a strong financial position. We plan to continue to respond to pandemic developments in a prompt and disciplined manner with an emphasis on maintaining our strong financial position.

Sales Drivers

The MRO distribution industry is highly fragmented. We compete for business with several national distributors as well as a large number of regional and local distributors. The MRO business is significantly impacted by the overall strength of the manufacturing sector of the U.S. economy which was significantly affected by the COVID-19 pandemic. One measure used to evaluate the strength of the industrial products market is the PMI index published by the Institute for Supply Management, which is considered by many economists to be a reliable near-term economic barometer of the manufacturing sector. A measure above 50 generally indicates expansion of the manufacturing sector while a measure below 50 generally represents contraction. The average monthly PMI was 60.2 in the third quarter of 2021 compared to 55.2 in the third quarter of 2020.

Our sales are also influenced by the number of sales representatives and their productivity. Our average sales rep headcount for the third quarter of 2021 was 1,076 sales representatives, inclusive of the Partsmaster sales representatives. This is compared to the average sales rep headcount of 993 sales reps in the third quarter of 2020, which only included Partsmaster sales reps for the one-month post-acquisition period of the month of September 2020. Lawson segment sales representative productivity, measured as sales per rep per day and including Partsmaster sales reps, increased 8.2% to $1.352 in the third quarter of 2021 compared to $1.249 in the prior year quarter. Partsmaster contributed $13.6 million in sales in the third quarter of 2021 compared to $5.4 million in sales in the third quarter of 2020 for one-month post-acquisition. Excluding the impact of Partsmaster, sales rep productivity measured as average sales per rep per day increased 19.9% compared to the year ago quarter, primarily driven by the improved business conditions and fewer pandemic-related restrictions in the third quarter of 2021 compared to the year ago quarter. This was partially offset by the negative impacts of supply chain issues that have affected the broader economy throughout this year. We have instituted various price increases during 2021 in response to rising supplier, transportation and labor costs. We plan to continue concentrating our efforts on increasing the productivity of our sales representatives.

Supply Chain Disruptions

Along with the broader economy, we are experiencing additional pressure in our supply chain, labor shortages and inflation. This results in challenges in acquiring and receiving inventory in a timely fashion, fulfilling customer orders and increased product costs. Further discussion in included within the financial discussion of the Management's Discussion and Analysis of Financial Condition and Results of Operations.

Non-GAAP Financial Measure - Adjusted Non-GAAP Operating Income

We believe that certain non-GAAP financial measures provides additional meaningful comparisons between current results and results in prior operating periods. We believe that these non-GAAP financial measures can help identify underlying trends of the business because they provide a comparison of historical information that excludes certain infrequently occurring, seasonal or non-operational items that impact the overall comparability. These non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our reported results prepared in accordance with GAAP.

Adjusted operating income is defined by us as GAAP operating income excluding stock-based compensation, severance expenses, acquisition costs, and other non-recurring items in the period in which these items are incurred. Operating income was $4.6 million for the third quarter of 2021 compared to $2.0 million for the third quarter of 2020. Excluding stock-based compensation, severance expense, acquisition costs and other non-recurring items, adjusted non-GAAP operating income was $7.3 million in the third quarter of 2021 compared to $7.7 million in the third quarter of 2020 and $21.4 million for the first nine months of 2021 compared to $20.5 million for the prior year period.

The decrease in adjusted non-GAAP operating income in the third quarter 2021 compared to the prior year quarter was driven by increased supplier costs, higher selling expenses due to higher sales, and restored salary and compensation costs compared to the prior year quarter. The increase in adjusted non-GAAP operating income for the nine months ended September 2021 compared to the prior year period is driven by increased sales year to date in 2021 compared to the prior year as the overall business environment improved and pandemic-related restrictions were relaxed in the first nine months of 2021 compared to the prior year. Additionally, the inclusion of Partsmaster for the full year contributed $1.2 million of adjusted non-GAAP operating income in the first nine months of 2021 compared to $0.4 million of adjusted non-GAAP operating income contributed in the one-month post-acquisition period of September 2020. This was partially offset by the negative impacts of supply chain issues impacting the Company and the broader economy.

Reconciliation of GAAP Operating Income to Adjusted Non-GAAP Operating Income (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2021	2020	2021	2020

Operating income as reported by GAAP	$4,620	$2,001	$12,812	$21,208
Stock based compensation (1)	(1,171)	4,746	1,403	(2,767)
Inventory reserves (2)	425	—	1,750	—
Severance expense and employee acquisition costs	241	961	846	2,075
Costs related to potential acquisitions (3)	3,222	—	4,576	—
Adjusted non-GAAP operating income	$7,337	$7,708	$21,387	$20,516

(1)    Expense for stock-based compensation, of which a portion varies with the Company's stock price
(2)    Expense for Partsmaster inventory rationalization plan and write-down of personal protective equipment (PPE) to net realizable value
(3)     Including costs related to the evaluation of the LKCM proposal disclosed in a Schedule 13D amendment filed on
May 17, 2021

Three months ended September 30, 2021 compared to three months ended September 30, 2020

	2021		2020
(Dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales

Revenue	$105,570	100.0%	$90,277	100.0%
Cost of goods sold	49,524	46.9%	43,052	47.7%
Gross profit	56,046	53.1%	47,225	52.3%

Operating expenses:
Selling expenses	24,908	23.6%	19,155	21.2%
General and administrative expenses	26,518	25.1%	26,069	28.9%
Total operating expenses	51,426	48.7%	45,224	50.1%

Operating income	4,620	4.4%	2,001	2.2%

Interest expense	(119)	(0.1)%	(142)	(0.2)%
Other income (expenses), net	(209)	(0.2)%	615	0.7%

Income before income taxes	4,292	4.1%	2,474	2.7%

Income tax expense	636	0.6%	736	0.8%

Net income	$3,656	3.5%	$1,738	1.9%

Revenue and Gross Profits

	Three Months Ended September 30,		Increase
(Dollars in thousands)	2021	2020	Amount	%

Revenue
Lawson	$93,686	$79,806	$13,880	17.4%
Bolt Supply	11,884	10,471	1,413	13.5%
Consolidated	$105,570	$90,277	$15,293	16.9%

Gross profit
Lawson	$51,127	$43,038	$8,089	18.8%
Bolt Supply	4,919	4,187	732	17.5%
Consolidated	$56,046	$47,225	$8,821	18.7%

Gross profit margin
Lawson	54.6%	53.9%
Bolt Supply	41.4%	40.0%
Consolidated	53.1%	52.3%

Revenue

Total sales increased 16.9% to $105.6 million in the third quarter of 2021 compared to $90.3 million in the third quarter of 2020. The increase was primarily driven by the inclusion of $13.6 million of Partsmaster sales in 2021 compared to $5.4 million of Partsmaster sales in the third quarter 2020 one-month post-acquisition period and improved business conditions from a year ago. Overall, business conditions improved in the third quarter of 2021 compared to the third quarter of 2020, which led to greater business activity and increased sales. Excluding the impact of the Partsmaster acquisition, sales grew 8.4% over the third quarter of 2020. Bolt Supply sales improved 13.5% compared to the prior year quarter. Excluding the impact of foreign currency, total sales increased 15.7% in the third quarter of 2021. Both the third quarter of 2021 and 2020 had 64 selling days.

Gross Profit

Reported gross profit increased $8.8 million to $56.0 million in the third quarter of 2021 compared to $47.2 million in the prior year quarter primarily as a result of increased sales. Partsmaster contributed $8.3 million to reported gross profit in the third quarter of 2021 before the classification of certain service-related costs in gross profit compared to $3.6 million in the one-month post-acquisition period in 2020. Consolidated gross profit as a percent of sales was 53.1% in the third quarter of 2021 compared to 52.3% in the prior year quarter. Gross margin percentage for the third quarter 2021 was impacted by the sustained supply chain constraints affecting the broader economy, which resulted in product shortages and increased supplier, transportation and labor costs. The organic Lawson MRO gross margin, defined as margin generated by Lawson MRO excluding Partsmaster, as a percent of sales was 58.7% in the third quarter of 2021 compared to 58.8% a year ago quarter before the classification of certain service-related costs in gross profit. Actions taken on pricing, product sourcing and labor allocation offset increased freight and inflation pressure.

Selling, General and Administrative Expenses

	Three Months Ended September 30,		Increase
(Dollars in thousands)	2021	2020	Amount	%

Selling expenses
Lawson	$23,922	$18,373	$5,549	30.2%
Bolt Supply	986	782	204	26.1%
Consolidated	$24,908	$19,155	$5,753	30.0%

General and administrative expenses
Lawson	$23,717	$23,553	$164	0.7%
Bolt Supply	2,801	2,516	285	11.3%
Consolidated	$26,518	$26,069	$449	1.7%

Selling expenses consist of compensation and support for our sales representatives. Selling expenses increased to $24.9 million in the third quarter of 2021 compared to $19.2 million in the prior year quarter. The increase in selling expense is primarily driven by increased sales, along with the inclusion of $5.6 million in selling expense in the third quarter of 2021 from the Partsmaster business compared to $1.7 million of selling expense from Partsmaster in the one-month post-acquisition period of September 2020. As a percent of sales, selling expenses increased to 23.6% from 21.2% in the third quarter of 2020 driven by the reinstatement of normalized selling activities including sales rep travel not incurred during the pandemic and higher Partsmaster selling expenses as a percent of sales.

General and administrative expenses consist of expenses to operate our distribution network and overhead expenses to manage the business. General and administrative expenses increased to $26.5 million in the third quarter of 2021 from $26.1 million in the prior year quarter. The increased General and administrative expense was driven by the inclusion of Partsmaster general and administrative expenses of $3.5 million compared to $1.5 million included from the one-month post-acquisition period of September 2020, offset by a stock-based compensation benefit from the third quarter 2021 of $1.2 million compared to expense of $4.7 million for the third quarter 2020. Costs of $3.2 million related to the evaluation of the LKCM proposal disclosed in a Schedule 13D amendment filed on May 17, 2021 are also in general and administrative expenses for the quarter.

Interest Expense

Interest expense was $0.1 million in the third quarter of 2021, in line with the prior year quarter.

Other Income, Net

Other income, net decreased $0.8 million in the third quarter of 2021 over the prior year quarter primarily due to Canadian currency exchange rate effect.

Income Tax Expense

Income tax expense was $0.6 million, resulting in a 14.8% effective tax rate for the three months ended September 30, 2021 compared to an income tax expense of $0.7 million and an effective tax rate of 29.7% for the three months ended September 30, 2020. The tax rate is higher than the statutory rate due mainly to discrete items recorded in the quarter.

Nine months ended September 30, 2021 compared to September 30, 2020

	2021		2020
(Dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales

Revenue	$315,666	100.0%	$253,458	100.0%
Cost of goods sold	150,440	47.7%	118,999	47.0%
Gross profit	165,226	52.3%	134,459	53.0%

Operating expenses:
Selling expenses	72,945	23.1%	55,445	21.9%
General and administrative expenses	79,469	25.2%	57,806	22.8%
Total operating expenses	152,414	48.2%	113,251	44.6%

Operating income	12,812	4.1%	21,208	8.4%

Interest expense	(710)	(0.2)%	(329)	(0.1)%
Other income (expense), net	802	0.2%	15	(0.1)%

Income before income taxes	12,904	4.1%	20,894	8.2%

Income tax expense	2,717	0.9%	6,004	2.3%

Net income	$10,187	3.2%	$14,890	5.9%

Revenue and Gross Profit

	Nine Months Ended September 30,		Increase/(Decrease)
(Dollars in thousands)	2021	2020	Amount	%

Revenue
Lawson	$281,877	$224,511	$57,366	25.6%
Bolt Supply	33,789	28,947	4,842	16.7%
Consolidated	$315,666	$253,458	$62,208	24.5%

Gross profit
Lawson	$151,436	$123,031	$28,405	23.1%
Bolt Supply	13,790	11,428	2,362	20.7%
Consolidated	$165,226	$134,459	$30,767	22.9%

Gross profit margin
Lawson	53.7%	54.8%
Bolt Supply	40.8%	39.5%
Consolidated	52.3%	53.0%

Revenue

Revenue for the nine months ended September 30, 2021 increased 24.5% to $315.7 million from $253.5 million for the nine months ended September 30, 2020. Business conditions continued to improve in the first nine months of 2021 over 2020, which led to greater business activity and increased sales. Partsmaster contributed $44.6 million in sales in the first nine months of 2021 compared to $5.4 million in September 2020 one-month post-acquisition. Excluding the impact of the Partsmaster acquisition, sales grew 9.3% in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. On a year-to-date basis, Bolt sales have increased 16.7% as business conditions improved in western Canada. Excluding the impact of foreign currency, total sales increased 23.2% in the first nine months of 2021. There is one less selling day in the nine month period 2021 compared to 2020.

Gross Profit

Gross profit increased to $165.2 million in the first nine months of 2021 compared to $134.5 million in the first nine months of 2020, primarily driven by increased sales and the inclusion of the Partsmaster acquisition for the full year, partially offset by the negative impacts of sustained supply chain constraints affecting the broader economy. Consolidated gross profit as a percent of sales was 52.3% compared to 53.0% a year ago. The organic Lawson MRO segment gross profit before the classification of certain service-related costs in gross profit as a percent of sales was 58.1% in the first nine months of 2021 compared to 59.8% a year ago. The decrease was primarily related to increased freight and supply chain costs, increased reserves established for which the costs exceed the selling price on PPE items as well as changes in product and customer sales mix.

Selling, General and Administrative Expenses

	Nine Months Ended September 30,		Decrease
(Dollars in thousands)	2021	2020	Amount	%

Selling expenses
Lawson	$70,006	$53,222	$16,784	31.5%
Bolt Supply	2,939	2,223	716	32.2%
Consolidated	$72,945	$55,445	$17,500	31.6%

General and administrative expenses
Lawson	$71,242	$50,816	$20,426	40.2%
Bolt Supply	8,227	6,990	1,237	17.7%
Consolidated	$79,469	$57,806	$21,663	37.5%

Selling expenses increased to $72.9 million for the first nine months of 2021 compared to $55.4 million in the same period a year ago and, as a percent of sales, increased to 23.1% in the first nine months of 2021 from 21.9% a year ago. The increase in selling expense is primarily related to increased sales compensation from higher sales, and the inclusion of $16.9 million of selling expenses from the Partsmaster business compared to $1.7 million in the post-acquisition period in 2020.

General and administrative expenses increased to $79.5 million in the first nine months of 2021 from $57.8 million in the prior year period. This was primarily driven by the inclusion of $10.7 million of general and administrative expenses from the Partsmaster business for the first nine months of 2021 compared to the inclusion of $1.5 million of general and administrative expenses in the one-month post-acquisition period of September 2020, an increase in stock-based compensation expense of $4.2, and restored expenses over 2020 on normalized sales. Costs of $4.6 million related to the evaluation of the LKCM proposal disclosed in a Schedule 13D amendment filed on May 17, 2021 are included in general and administrative expense in 2021.

Interest Expense

Interest expenses increased $0.4 million in the first nine months of 2021, due primarily to interest on the accrued acquisition liability.

Other Income (Expense), Net

Other income (expense), net increased $0.8 million in the first nine months of 2021, primarily due to Canadian currency exchange rate effect.

Income Tax Expense

Income tax expenses were $2.7 million resulting in a 21.1% effective tax rate for the first nine months of 2021 compared to income tax expense of $6.0 million and a 28.7% effective tax rate for the first nine months of 2020.

Liquidity and Capital Resources

Available cash and cash equivalents were $7.5 million on September 30, 2021 compared to $28.4 million on December 31, 2020. The decrease in available cash is primarily due to the payment of the acquisition liability related to the purchase of Partsmaster for $33.0 million in May 2021.

Net cash provided by operations for the nine months ended September 30, 2021 was $6.2 million, primarily driven by reported operating earnings and partially offset by increased net working capital from increases in accounts receivable related to higher sales and increased inventories associated with the global supply chain disruptions.
Capital expenditures were $5.7 million and $1.3 million for the nine month period ended September 30, 2021 and 2020, respectively, primarily for improvements to our distribution centers and information technology.

Cash provided by financing activities was $10.7 million for the first nine months of 2021, primarily due to a net drawdown of $10.9 million of our Revolving Credit Facility partially driven by the final Partsmaster payment.

In 2019, our Board of Directors authorized a program in which we may repurchase up to $7.5 million of our common stock from time to time in open market transactions, privately negotiated transactions or by other methods. We did not repurchase any shares of stock in the first nine months of 2021 under this plan.

The Company anticipates that outstanding stock performance rights with a value of $8.4 million at September 30, 2021 will be paid out within the next twelve months prior to expiration.

Revolving Credit Facility

On September 30, 2021, we had $10.9 million in outstanding borrowings and $87.4 million of borrowing availability remaining, net of outstanding letters of credit, under our Revolving Credit Facility.

Along with certain standard terms and conditions of our Credit Agreement governing our Revolving Credit Facility, we are able to borrow up to 3.25 times our EBITDA, as defined, and maintain a minimum fixed charge ratio, as defined, of 1.15. As of September 30, 2021, we were in compliance with all financial covenants.

While we were in compliance with our financial covenants included in our Credit Agreement for the quarter ended September 30, 2021, failure to meet the covenant requirements of the Credit Agreement in future quarters could lead to higher financing costs, increased restrictions, or reduce or eliminate our ability to borrow funds and could have a material adverse effect on our business, financial condition and results of operations.

We believe cash provided by operations and funds available under our Credit Agreement are sufficient to fund our operating requirements, strategic initiatives and capital improvements, although we cannot provide assurance that events beyond our control will not have a material adverse impact on our liquidity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3 of Part I has been omitted from this report.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that materially affected or are reasonably likely to materially offset our internal control over financial reporting. We substantially completed the integration of the internal control procedures of Partsmaster into our existing internal control structure.

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

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statement of Income and Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAWSON PRODUCTS, INC.
(Registrant)

Dated:	October 28, 2021	/s/ Michael G. DeCata
Michael G. DeCata President and Chief Executive Officer (principal executive officer)

Dated:	October 28, 2021	/s/ Ronald J. Knutson
Ronald J. Knutson Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)

Dated:	October 28, 2021	/s/ David Lambert
David Lambert Vice President, Controller and Chief Accounting Officer (principal accounting officer)