Form 10-K
period 2021-12-31
LAWSON PRODUCTS INC/NEW/DE/
filed 2022-02-24
CIK 703604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Yes  ☐  No  ☑
The aggregate market value of the registrant’s voting stock held by non-affiliates on June 30, 2021, based upon the closing price of the registrant's Common Stock on that date, was approximately $237,752,000.
As of January 31, 2022, 9,115,584 shares of Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The following documents are incorporated into this Form 10-K by reference:
Part III incorporates information by reference to the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

“Safe Harbor” Statement under the Securities Litigation Reform Act of 1995: This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms “aim,” “anticipate,” “believe,” “contemplates,” “continues,” “could,” “ensure,” “estimate,” “expect,” “forecasts,” “if,” “intend,” “likely,” “may,” “might,” “objective,” “outlook,” “plan,” “positioned,” “potential,” “predict,” “probable,” “project,” “shall,” “should,” “strategy,” “will,” “would,” and other words and terms of similar meaning and expression are intended to identify forward-looking statements. Forward-looking statements can also be identified by the fact that they do not relate strictly to historical or current facts. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions or beliefs and are subject to a number of factors, assumptions and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include the risk factors set forth in Item 1A of this Form 10-K.

The Company undertakes no obligation to update any such factors, assumptions and uncertainties or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events or otherwise. Any references to our website in this Annual Report on Form 10-K are not and should not be considered an incorporation of information included on our website into this Annual Report on Form 10-K.

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

Segments

We operate in two reportable segments: the Lawson operating segment and the Bolt operating segment.

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

Bolt Segment

The Bolt operating segment primarily delivers products to its customers through 14 branches located in Alberta, Saskatchewan, Manitoba, and British Columbia, Canada. Bolt generates sales from walk up business at its branch locations and through its sales team, phone, fax or the Internet. Bolt inventory is delivered to the packaging and distribution facility in Calgary, Alberta, and then distributed to each branch location. Sales generated via its sales team or through phone, fax or Internet orders are primarily shipped from one of the branch locations to the customer. The majority of Bolt's customers are located in the geographic vicinity of the branches. Bolt generally does not offer VMI services to its customers. Bolt generated 11.0% of the Company's annual 2021 sales. Bolt product offerings are listed on the Bolt website and are available in each of the branch locations.

Proposed Combination with TestEquity and Gexpro Services

On December 29, 2021, Lawson entered into:

•an Agreement and Plan of Merger (the “TestEquity Merger Agreement”) by and among (1) LKCM TE Investors, LLC (the “TestEquity Equityholder”), (2) TestEquity Acquisition, LLC, an indirect wholly-owned subsidiary of the TestEquity Equityholder (“TestEquity”), (3) Lawson and (4) Tide Sub, LLC, a wholly-owned subsidiary of Lawson (“Merger Sub 1”), pursuant to the terms and subject to the conditions of which Merger Sub 1 will merge with and into TestEquity, with TestEquity surviving the merger as a wholly-owned subsidiary of Lawson (the “TestEquity Merger”); and

•an Agreement and Plan of Merger (the “Gexpro Services Merger Agreement” and, together with the TestEquity Merger Agreement, the “Merger Agreements”) by and among (1) 301 HW Opus Investors, LLC, (the “Gexpro Services Stockholder”), (2) 301 HW Opus Holdings, Inc., a wholly-owned subsidiary of the Gexpro Services Stockholder (“Gexpro Services”), (3) Lawson and (4) Gulf Sub, Inc., a wholly-owned subsidiary of Lawson (“Merger Sub 2”), pursuant to the terms and subject to the conditions of which Merger Sub 2 will merge with and into Gexpro Services, with Gexpro Services surviving the merger as a wholly-owned subsidiary of Lawson (the “Gexpro Services Merger” and, together with the TestEquity Merger, the “Mergers”).

TestEquity is a distributor of parts and services to the industrial, commercial, institutional and governmental electronics manufacturing and test and measurement market. TestEquity operates through three brands, TestEquity, Jensen Tools and Techni-Tool.

Gexpro Services is a provider of supply chain solutions, specializing in developing and implementing Vendor Managed Inventory (VMI) and kitting programs to high-specification manufacturing customers. Gexpro Services provides critical products and services to customers throughout the lifecycle of highly technical Original Equipment Manufacturer (OEM) products.

The combination of Lawson, TestEquity and Gexpro Services (the “Combined Company”) is intended to bring together three complementary distribution businesses under a holding company structure. We believe that the Mergers and related transactions will advance our strategic objectives of expanding our offerings and services into the large, fragmented distribution industry and thereby enhance our financial performance, including through revenue and earnings growth driven by acquisition opportunities, organic revenue growth opportunities and cost synergies expected to be available to the Combined Company following the Mergers. We expect that the holding company structure will enable each of Lawson, TestEquity and Gexpro Services to maintain their respective high-touch, value-added service delivery models and customer relationships in their specialty distribution businesses under the leadership of their separate business unit management teams, with oversight from our leadership team. At the same time, we expect that the Mergers and the holding structure will enable us to leverage best practices, back-office resources and technologies across the three companies to help drive cost synergies and efficiencies and that the Combined Company will have the ability to utilize its combined financial resources to accelerate a strategy of expansion through both business acquisitions and organic growth across the new platform.

Pursuant to the Merger Agreements, Lawson has agreed to issue up to an aggregate of 12,000,000 shares of Lawson common stock in consideration for the Mergers as follows:

•TestEquity Merger: In connection with the TestEquity Merger, 3,300,000 shares of Lawson common stock would be issued to the TestEquity Equityholder upon the closing of the TestEquity Merger, and up to an additional 700,000 shares of Lawson common stock would potentially be issuable to the TestEquity Equityholder on or after the closing date of the TestEquity Merger upon satisfaction of the conditions of, and in accordance with, two earnout mechanisms.

•Gexpro Services Merger: In connection with the Gexpro Services Merger, 7,000,000 shares of Lawson common stock would be issued to the Gexpro Services Stockholder upon the closing of the Gexpro Services Merger, and up to an additional 1,000,000 shares of Lawson common stock would potentially be issuable to the Gexpro Services Stockholder on or after the closing date of the Gexpro Services Merger upon satisfaction of the conditions of, and in accordance with, two earnout mechanisms.

The Mergers, if completed, will be consummated substantially concurrently. We refer to the transactions contemplated by the Merger Agreements, including the Mergers and the share issuances, as the “Transactions.”

Entities affiliated with Luther King Capital Management Corporation (“LKCM”) and J. Bryan King, including private investment partnerships for which LKCM serves as investment manager, beneficially own a majority of the ownership interests in the TestEquity Equityholder (which will be entitled to receive all of the shares of Lawson common stock issued by Lawson as consideration in the TestEquity Merger) and the Gexpro Services Stockholder (which will be entitled to receive all of the shares of Lawson common stock issued by Lawson as consideration in the Gexpro Services Merger).

The consummation of the Mergers is subject to certain closing conditions, including, among others, (1) receipt of the requisite Lawson stockholder approvals under the Merger Agreements and (2) receipt of proceeds of debt financing in an amount sufficient for the payment of certain payoff indebtedness, transaction expenses and other fees and expenses in connection with the Mergers.

On February 22, 2022, the waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired with respect to the Mergers.

The Merger Agreements contain certain termination rights for the parties, including, among other rights, termination rights if the Mergers are not completed on or before September 30, 2022 (subject to certain limitations) or any of the requisite Lawson stockholder approvals are not obtained at a duly convened stockholders meeting. If the TestEquity Merger Agreement is terminated under certain circumstances, Lawson will be obligated to pay TestEquity a termination fee of $4,000,000, and if the Gexpro Services Merger Agreement is terminated under certain circumstances, Lawson will be obligated to pay Gexpro Services a termination fee of $6,000,000.
Lawson expects to complete the Mergers in the second quarter of 2022.

Debt Financing Commitment Letter

In contemplation of the Mergers, on February 7, 2022 Lawson entered into an amended and restated commitment letter (the “Debt Financing Commitment Letter”) with JPMorgan Chase Bank, N.A. (the “Initial Arranger”). Through the Debt Financing Commitment Letter, Lawson has requested that the Initial Arranger agree to arrange and syndicate senior secured credit facilities in an aggregate principal amount of up to $500 million for Lawson and certain of its affiliates, consisting of a revolving credit facility in an initial aggregate principal amount of $200 million, an initial term loan facility in an initial aggregate principal amount of $250 million and a delayed draw term loan facility in an aggregate principal amount of $50 million. Pursuant to the Debt Financing Commitment Letter, the Initial Arranger agreed to (1) provide up to $125 million of the facilities and (2) use commercially reasonable efforts to assemble a syndicate of financial institutions identified by the Initial Arranger and agreed to by Lawson to provide the balance of the necessary commitments for the facilities, in each case upon the terms and subject to the conditions set forth in the Debt Financing Commitment Letter.

Lawson would intend to use the proceeds of the initial term loan facility and the revolving facility, if executed, to refinance Lawson’s existing credit agreement and certain existing indebtedness of TestEquity and Gexpro Services in connection with the closing of the Mergers, finance the working capital needs and general corporate purposes of Lawson and its subsidiaries (including TestEquity and Gexpro Services) after the Mergers and pay certain fees and expenses. Lawson would intend to use the proceeds of the delayed draw term loan facility, if executed, to finance certain potential acquisitions by TestEquity and/or Gexpro Services, if completed, and pay certain fees and expenses.

The commitments of the Initial Arranger are subject to (1) the condition that the portion of the facilities not being provided by the Initial Arranger (which remaining portion is $375 million) shall be provided by other lenders identified by the Initial Arranger in consultation with Lawson and reasonably acceptable to Lawson and (2) various other conditions.

The Transactions subject us to a number of risks that are more fully discussed in Item 1A. Risk Factors, "Risk Factors Relating to the Merger Transactions” and “Risk Factors Relating to the Debt Financing Expected to be Incurred in Connection with the Merger” below.

Customers

During 2021, the Lawson segment sold products to over 69,000 distinct customers and the Bolt segment sold products to approximately 12,000 distinct customers in addition to the walk up customers at its 14 branch locations. Our largest customer accounted for approximately three percent of consolidated net sales. In 2021, approximately 81% of our consolidated net sales were generated in the United States and approximately 19% in Canada. Our customers operate in a variety of industries including automotive repair, commercial vehicle maintenance, government, manufacturing, food processing, distribution, construction, oil and gas, mining, wholesale, service and others. Although seasonality is not significant in our business, due to fewer selling days and less activity during the holiday season, net sales in the fourth quarter are historically lower than the first three quarters of the year.

Our customers include a wide range of purchasers of industrial supply products from small repair shops to large national and governmental accounts. Historically, we have been very effective selling to and servicing small and medium sized customer locations that value our service approach.

Products

Our product offerings are listed on our websites and in catalogs distributed to our customers. Sales percentages by broad product categories of our product mix in 2021 were as follows:

Product Category	Percentage
Fastening systems	22%
Cutting tools and abrasives	15%
Fluid power	13%
Specialty chemicals	10%
Electrical	10%
Aftermarket automotive supplies	7%
Safety	5%
Welding and metal repair	2%
Other	16%
100%

The Lawson segment offers over 192,000 different products for sale of which over 135,000 products are maintained in our distribution centers. We strive to carry sufficient inventory to ensure product availability and rapid processing of customer orders. Accurate forecasting of customer demand is essential to establish the proper level of inventory for each product. Inventory levels need to be sufficient to meet customer demand while avoiding the costs of stocking excess items.

During 2021, our Lawson segment purchased products from approximately 3,000 suppliers and no single supplier accounted for more than three percent of our purchases. The loss of one of our core suppliers could affect our operations by hindering our ability to provide full service to our customers.

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

As of December 31, 2021, our combined workforce included approximately 1,840 individuals, comprised of approximately 1,230 in sales and marketing, approximately 480 in operation and distribution and approximately 130 in management and administration. Approximately 1,680 of the 1,840 individuals are within the Lawson segment and the remaining are within Bolt. Approximately 9% of the workforce is covered by two collective bargaining agreements. We believe that our relations with our employees and their collective bargaining organizations are good.

Sales Team

On December 31, 2021, the Lawson sales and marketing team consisted of approximately 1,230 individuals focused on servicing existing customers, identifying new customers, providing customer service support and providing on-site customer service. Of the total sales team, 1,037 are sales representatives who are primarily organized into geographical regions. The performance of each region is the responsibility of a Regional Sales Director. Each region is further divided into geographically defined districts. The performance of each district is the responsibility of a District Sales Manager who reports to the Regional Sales Director. Our District Sales Managers work with the sales representatives to generate sales from new and existing customers. Lawson also has a team dedicated to the acquisition of larger national and mid-market accounts and a team dedicated to serving governmental accounts. The national accounts are comprised of multi-location customers with a national scope.

Sales force growth is a driver of our business. Increased sales coverage throughout the United States and Canada directly impacts our success as an organization. The Company is focused on identifying and recruiting individuals who are a good fit for our sales organization and providing them the tools needed to succeed. When these employees are hired, they participate in a training program to learn the products and processes of Lawson and also the history, values and culture of the Company. This sales training program allows the new sales representatives to assimilate into the Company and learn the most successful ways to call on potential customers, maintain relationships with existing customers, and provide the proper products and VMI services to ensure that the customers' needs are met.

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

In response to the ongoing COVID-19 pandemic, the Company continues to have the majority of its corporate workforce work remotely and the Company monitors local, state and federal COVID-19 requirements so that its business operations and sales representative activities operate in accordance with these rules. The Company will continue to navigate through the COVID-19 pandemic with a focus on the safety of its team members.

Strategic Focus

In 2022, we intend to grow our sales organically, pursue acquisitions and further improve our operations to make Lawson our customers' first choice for MRO products, VMI services and solutions that improve their operating performance.

Our sales are impacted by the size of our sales team, their productivity and their territorial coverage. Our plan to expand the sales force is designed by identifying under-served territories that offer the greatest growth potential, locate and recruit talented sales representatives, provide them with the proper training, and successfully integrate them into our organization.

To acquire the best new sales talent and prepare them for success, we have developed an extensive talent acquisition strategy. We use both internal and external resources to identify and recruit the best available sales talent. As we increase our sales coverage, we anticipate a short-term decrease in average sales per day per sales representative, as new representatives build customer relationships in their territories. However, we believe that these short-term investments will result in future opportunities as we leverage the positive impact of top-line growth against our operating costs which are fixed to a significant extent.

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

In order to improve our operations, we utilize a Lean Six Sigma approach, which is a set of tools that allow a project team to analyze and improve selected business processes. The project teams work with the process owners to develop statistical measures to evaluate the effectiveness of the process, document the current components and process flow, examine the root cause of defects and effect on current operations, design and implement new ways to improve performance and then measure the results for effectiveness. The Lean Six Sigma process is ingrained in our culture as we have had over 120 employees complete Lean Six Sigma training over the past six years and plan to continue this training program in the years to come.

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

Executive Officers of the Registrant

The executive officers of Lawson as of February 1, 2022 were as follows:

Name	Age	Year First Named to Present Office	Position
Michael G. DeCata	64	2012	President and Chief Executive Officer
Ronald J. Knutson	58	2014	Executive Vice President, Chief Financial Officer, and Treasurer
Matthew J. Brown	58	2017	Senior Vice President, Sales
Richard D. Pufpaf	49	2021	Senior Vice President, Corporate Secretary, General Counsel and Chief Compliance Officer
David S. Lambert	48	2021	Vice President, Controller and Chief Accounting Officer

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

Mr. Brown was elected Senior Vice President, Sales in March 2017 and served as Vice President of Field Sales since January 2016. Mr. Brown held several levels of sales leadership roles for the Company since 2001 with the most recent title of Senior Director of Sales from 2014 to 2016.

Mr. Pufpaf was elected Senior Vice President, Corporate Secretary, General Counsel and Chief Compliance Officer in 2021. Mr. Pufpaf joined Lawson in 2011, and throughout the past 11 years, has held several leadership roles for the Company, including Assistant General Counsel, Chief Compliance Officer, Assistant Corporate Secretary and Vice President, Compensation & Benefits.

Mr. Lambert was elected to Vice President, Controller and Chief Accounting Officer in June 2021. Prior to joining the Company, Mr. Lambert served as the Corporate Controller, and previously the Assistant Controller, of Univar Solutions, a chemical distribution company, publicly traded on the NYSE from June 2017 through June 2021. Prior to that, Mr. Lambert served as the Director of Corporate Accounting and Reporting of Donnelley Financial Solutions, a financial compliance company, publicly traded on the NYSE from September 2016 through June 2017. Prior to these roles, Mr. Lambert held progressive roles within finance and accounting at several other publicly traded companies.

ITEM 1A. RISK FACTORS.

In addition to the other information in this Annual Report on Form 10-K for the fiscal year ended December 31, 2021, the following factors should be considered in evaluating Lawson's business. Our operating results depend upon many factors and are subject to various risks and uncertainties. The material risks and uncertainties known to us and described below may negatively affect our business operations or affect our financial results. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations or affect our financial results.

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

Work stoppages and other disruptions at transportation centers or shipping ports, along with other supply chain disruptions, may adversely affect our ability to obtain inventory and make deliveries to our customers.

Our ability to rapidly process customer orders is an integral component of our overall business strategy. Interruptions at our company operated facilities or disruptions at a major transportation center or shipping port, due to events such as severe weather, labor interruptions, natural disasters, acts of terrorism or other events, could affect our ability to maintain core products in inventory, deliver products to our customers on a timely basis or adversely affect demand for our products, which may in turn adversely affect our results of operations. Similarly, other supply chain disruptions have impacted our ability to maintain certain core products in inventory and deliver products to customers on a timely basis, and may continue to impact our ability to do so. Such supply chain disruptions may adversely affect our business, financial condition and results of operations.

Changes in our customers, product mix and pricing strategy could cause our gross margin percentage to decline in the future.

From time to time, we have experienced overall changes in the product mix demand of our customers. When customers or product mix changes, there can be no assurance that we will be able to maintain our historical gross profit margins. Changes in these items, as well as volume of orders, prices charged, additional freight costs or lower productivity levels, could cause our gross profit margin percentage to decline. Our gross margin percentage may also come under pressure in the future if we increase the percentage of national accounts in our customer base, as sales to these customers are generally at lower margins.

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

Cyber attacks or other information security incidents could have a material adverse effect on our operating results and financial condition, subject us to additional legal costs and damage our reputation in the marketplace.

We are increasingly dependent on digital technology to process and record financial and operating data and communicate with our employees and business partners. During the normal course of business we receive, retain and transmit certain confidential information that our customers provide to purchase products or services or to otherwise communicate with us.

Our technologies, systems and networks (and those of our business partners) have been and may in the future be the target of cyber attacks and/or information security incidents that may have resulted in, or may in the future result in, the unauthorized release, misuse, loss or destruction of proprietary, personal and other information, or other disruption of our business operations. For example, on February 8, 2022, Lawson became aware that its computer network was the subject of a cyber incident potentially involving unauthorized access. It is possible that certain confidential business information and personnel records may have been compromised. Lawson has engaged a cybersecurity forensics firm to assist in the investigation of the incident and to assist in securing its computer network.

Depending on the nature of any information that may have been compromised, Lawson may be required to notify the parties whose information was compromised of the incident as well as various governmental agencies and may be required to take other actions in the future, such as offering credit monitoring services. Lawson is continuing to investigate the incident as well as potential corrective and remedial actions to take in respect of the incident. The Company is in the early stage of the investigation, and at this time, is unable to estimate the cost of any remediation that may be required.

Such attacks or incidents could have a material adverse effect on our operating results and financial condition, subject us to additional legal costs and damage our reputation in the marketplace. As cyber threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and fix any information security vulnerabilities.

The inability to successfully recruit, integrate and retain productive sales representatives could adversely affect our operating results.

We have committed to a plan to increase the size of our sales force. A successful expansion in our sales force requires us to identify under-served territories that offer the greatest potential growth opportunity, locate and recruit talented sales representatives, provide them with the proper training, and successfully integrate them into our organization. This expansion will require significant investment in capital and resources. The failure to identify the optimal sales territories, recruit and retain quality sales representatives and provide them with sufficient support could adversely affect our operating results.

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
Our success depends on, among other things, our ability to attract, develop and retain talented employees, including executives and other key managers. The loss of certain key executives and managers or the failure to attract and develop talented employees could have a material adverse effect on our business.

The inability of management to successfully implement changes in operating processes could lead to disruptions in our operations.

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

The inability to successfully integrate additional acquisitions into our organization could adversely affect our operations and operating results.

One of our growth strategies is to actively pursue additional acquisition opportunities which complement our business model. However, there are risks associated with pursuing acquisitions, which include the incurrence of significant transaction costs without the guarantee that such transactions will be completed. Further, we may fail to successfully identify the right opportunities and/or to successfully integrate the acquired businesses, operations, technologies, systems and/or personnel with those of Lawson, which could adversely affect our operations and our operating results.

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

Failure to meet the covenant requirements of our Credit Agreement could lead to higher financing costs and increased restrictions and reduce or eliminate our ability to borrow funds.

Our Credit Agreement contains financial and other restrictive covenants. These covenants could adversely affect us by limiting our financial and operating flexibility as well as our ability to plan for and react to market conditions and to meet our capital needs. Failure to meet these covenant requirements could lead to higher financing costs and increased restrictions, reduce or eliminate our ability to borrow funds, or accelerate the payment of our existing indebtedness. If we require more liquidity than is currently available to us under our Credit Agreement, we may need to raise additional funds through debt or equity offerings which may not be available when needed or may not be available on terms favorable to us. Should funding be insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

Common Stock Risks

The market price of our common stock may decline.

The price of our common stock could decrease if our financial performance is inadequate or does not meet investors' expectations, if there is deterioration in the overall market for equities, if large amounts of shares are sold in the market, if there is index trading, or if investors have concerns that our business, financial condition, results of operations and capital requirements are negatively impacted by an economic downturn.

Luther King Capital Management has significant influence over the Company, and this influence could delay or deter a change in control or other business combination or otherwise cause us to take actions with which you may disagree.

On December 31, 2021, Luther King Capital Management ("LKCM") beneficially owned 47.7% of the outstanding common stock of the Company. J. Bryan King, a director of the Company, is the Principal of LKCM. As a result, LKCM has significant influence over the outcome of matters requiring a stockholder vote, including the election of directors, and the approval of significant matters and its interests may not align with the interests of other stockholders. This concentration of ownership could also have the effect of delaying, determining or preventing a change of control or other business combination that might be beneficial to our stockholders.

Legal and Regulatory Risks

A violation of federal, state or local environmental protection regulations could lead to significant penalties and fines or other remediation costs.

Our product offerings include a wide variety of industrial chemicals and other products which are subject to a multitude of federal, state and local regulations. These environmental protection laws change frequently and affect the composition, handling, transportation, storage and disposal of these products. Failure to comply with these regulations could lead to severe penalties and fines for each violation.

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

Our results of operations could be affected by changes in tax rates, audits by taxing authorities or changes in laws, regulations and their interpretation. Changes in applicable tax laws and regulations could affect our ability to realize our deferred tax assets, which could adversely affect our results of operations.

Risk Factors Relating to COVID-19 and Other Infectious Diseases

The coronavirus strain that began to spread in 2020 ("COVID-19") has created a worldwide pandemic which has continued to affect our business and could have further undetermined material adverse effects on our revenues, operating results and financial condition.

The COVID-19 pandemic has resulted in lost revenue to our Company, limitations on our ability to source high demand product, limitations on our sales force to perform certain functions due to state or federal stay-at-home orders, a slow-down of customer demand for our products and limitations on the ability of some customers to pay us on a timely basis. The impact of the COVID-19 pandemic on our operational and financial performance includes affecting our ability to execute our business strategies and initiatives in the expected time frame. The extent of the effect of the COVID-19 pandemic on us will depend on future developments, including the duration and spread of the COVID-19 pandemic and related restrictions on travel, transports and person to person contact, all of which are uncertain and cannot be predicted at the present time. On a broader scale, the COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. An extended period of global supply chain and economic disruption could materially affect our sales, workforce, supply chains, results of operations, and financial condition.

Our business was defined by the state of Illinois as an essential business, allowing us to operate during the pandemic when other companies faced temporary closures during the first year of the pandemic. If the COVID-19 pandemic worsens and our status as an essential business changes, our business could be required to temporarily close as well as any or all of our facilities (including distribution facilities and/or the Bolt branch locations), which would negatively impact our operations. Other disruptions to our supply chain such as reduced capacity or temporary shutdowns of freight carriers could also negatively impact Company performance.

Our sales results may be negatively impacted in the future by any social distancing guidelines and government mandated shelter in place orders that would prevent our sales representatives from visiting customers in person, or that would otherwise reduce customer visits to our Bolt branch locations. The reduction of operations and temporary shut down by many of our customers in response to COVID-19 has also negatively impacted our sales and ability to collect on existing credit balances, and we may continue to be impacted by those reductions and shut downs until the pandemic ends.

Further, vendors who are negatively impacted by COVID-19 may temporarily shut down operations or have difficulty obtaining inventory, which could negatively impact our ability to fulfill customer orders. As a result, the Company may be negatively impacted by the COVID-19 pandemic and the various federal, state and local restrictions enacted to combat the pandemic.

Certain items on our balance sheet require judgments on their valuation, including intangible assets and goodwill. These valuations are based on assumptions that take future financial performance into account. COVID-19 may have a negative impact to our future financial performance that would require us to revise assumptions about future financial performance and impair the value of these assets. It is reasonably possible that estimates made based on future operating results and cash flows of the Company may be materially and adversely impacted in the near term as a result of the COVID-19 pandemic, including impairment losses related to goodwill.

In addition, the increased number of employees working remotely as a result of COVID-19 can exacerbate the risks mentioned in regards to internal controls and cybersecurity.

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

Adverse economic conditions could also affect our key suppliers and contractors. This could lead to us incurring additional expenses or result in delays in shipping products to our customers. Economic uncertainty can make it difficult to accurately predict future order activity and affect our ability to effectively manage inventory levels. There are no assurances that we would be able to establish alternative financing or obtain financing with terms similar to our present Credit Agreement.

Changes in energy costs, tariffs and the cost of raw materials used in our products could impact our cost of goods and distribution and occupancy expenses, which may result in lower operating margins.

Increases in the cost of raw materials used in our products (e.g., steel, brass, copper), tariffs and increases in energy costs will raise the production costs of our vendors. Those vendors have typically looked to pass the higher costs along to us through price increases. If we are unable to fully pass such increased prices and costs through to our customers or to modify our activities, the impact would have an adverse effect on our operating profit margins. Low oil prices may result in weaker demand from oil and gas customers in the future, resulting in lower net sales. Changes in trade policies could affect our sourcing of product and ability to secure sufficient product and/or impact the cost or price of our products, with potentially negative impacts on our reported gross profits and results of operations.

Supply chain constraints, inflationary pressure, and labor shortages could impact our cost of goods, which may result in lower gross margins.

Our businesses have been and may continue to be impacted by supply chain constraints, resulting in inflationary pressure on material costs, longer lead times, port congestion, and increased freight costs. This results in challenges in acquiring and receiving inventory in a timely fashion and fulfilling customer orders. In addition, we have been and may continue to be impacted by labor shortages. This results in challenges in fulfilling customer orders and can have a negative impact on our operating results as we may be required to utilize higher-cost temporary labor. While we have instituted various price increases during 2021 in response to rising supplier costs, as well as increased transportation and labor costs, there can be no assurance that future cost increases or decreases, if any, can be partially or fully passed on to customers, or that the timing of such sales price increases or decreases will match our supplier cost increases or decreases. As a result,we are unable to predict the impact of these constraints on our business, financial condition and results of operations.

The Company is exposed to the risk of foreign currency changes.

Two of our subsidiaries are located and operate in Canada using the Canadian dollar as its functional currency. Operating results denominated in foreign currencies are translated into U.S. dollars when consolidated into our financial statements. Therefore, we are exposed to market risk relating to the change in the value of the Canadian dollar relative to the U.S. dollar that could adversely affect our financial position and operating results.

Risk Factors Relating to the Merger Transactions

Except as contemplated by the earnout provisions in the Merger Agreements, the number of shares of Lawson common stock to be issued in the Transactions will not be adjusted if there is a change in the value of the businesses or assets of Lawson, TestEquity and/or Gexpro Services before the Transactions are completed.

Except as contemplated by the earnout provisions in the Merger Agreements, the number of shares of Lawson common stock to be issued in the Transactions will not be adjusted if there is a change in the value of the businesses or assets of Lawson, TestEquity and/or Gexpro Services before the Transactions are completed. Although Lawson will not be required to consummate the TestEquity Merger or the Gexpro Services Merger if there has been any “Material Adverse Effect” (as specified in the TestEquity Merger Agreement or the Gexpro Services Merger Agreement, respectively) with respect to TestEquity or Gexpro Services, respectively, Lawson will not be permitted to terminate either of the Merger Agreements or re-solicit the vote of Lawson’s stockholders because of any changes in the market price of Lawson common stock or any changes in the value of TestEquity or Gexpro Services that do not constitute such a “Material Adverse Effect” with respect to TestEquity or Gexpro Services, respectively.

Completion of the Transactions will result in the issuance of a significant number of additional shares of Lawson common stock, which could have a negative effect on the price of Lawson common stock.

The Transactions will result in the issuance of an aggregate of up to 12,000,000 shares of Lawson common stock in connection with the Transactions. The issuance of such a significant number of shares of Lawson common stock could have a negative effect on the market price of Lawson common stock. Such downward pressure could also encourage short sales by certain investors, which could place further downward pressure on the market price of Lawson common stock.

In addition, Lawson has agreed to grant the TestEquity Equityholder and the Gexpro Services Stockholder with certain registration rights with respect to the shares of Lawson common stock that Lawson would issue in the Transactions. Any sales of those shares, or the anticipation of the possibility of such sales, could create downward pressure on the market price of Lawson common stock.

As a result of the issuance of Lawson common stock in the Transactions, entities affiliated with LKCM and J. Bryan King (including the TestEquity Equityholder and the Gexpro Services Stockholder) will beneficially own a significant majority of the outstanding shares of Lawson common stock.

After giving pro forma effect to the issuance of shares of Lawson common stock in connection with the Transactions, entities affiliated with LKCM and Mr. King (including the TestEquity Equityholder and the Gexpro Services Stockholder) would beneficially own in the aggregate a significant majority of the outstanding shares of Lawson common stock, ranging from (1) approximately 75% (assuming the issuance of only the minimum aggregate number of shares of Lawson common stock issuable in connection with the Mergers) to (2) approximately 77% (assuming the issuance of the maximum aggregate number of shares of Lawson common stock issuable in connection with the Mergers, including the full issuance of the maximum earnout shares potentially issuable) of the outstanding shares of Lawson common stock. This would be up from the approximately 47.7% of the outstanding shares of Lawson common stock that entities affiliated with LKCM and Mr. King beneficially owned as of December 31, 2021. Thus, entities affiliated with LKCM and Mr. King, as a group, would be able to exercise an even more significant influence over matters requiring a stockholder vote, including the election of directors and the approval of other significant matters, than they are currently able to exercise. The interests of LKCM and such other affiliated entities and persons may not align with the interests of other stockholders. This concentration of ownership could also have the effect of delaying or preventing a change of control or other business combination that might be beneficial to Lawson’s stockholders.

In addition, as a result of this issuance, Lawson expects that it will qualify as a “controlled company,” as that term is defined by Rule 5615(c) of the NASDAQ Listing Rules and, accordingly, Lawson believes that it will be generally exempt from the requirements of Rule 5615(c) of the NASDAQ Listing Rules that would otherwise require Lawson to have:

•a majority of the Lawson board of directors comprised of independent directors;

•a compensation committee comprised solely of independent directors; and

•director nominees selected, or recommended for the Lawson board of directors’ selection, either by (1) independent directors constituting a majority of the Lawson board of directors’ independent directors in a vote in which only independent directors participate or (2) a nominating committee comprised solely of independent directors.

As a result of the issuance of Lawson common stock in the Transactions, existing stockholders will experience substantial dilution of their ownership percentage and voting power (except that entities affiliated with LKCM and Mr. King will, on a collective basis, significantly increase their beneficial ownership and voting percentage of outstanding Lawson common stock).

If the Transactions are completed and Lawson issues shares of Lawson common stock in the Transactions, existing stockholders will experience substantial dilution of their ownership percentage and voting power (except that entities affiliated with LKCM and Mr. King will, on a collective basis, significantly increase their beneficial ownership and voting percentage of outstanding Lawson common stock).

There may be difficulties in combining certain operations of TestEquity’s and Gexpro Services’ respective businesses into Lawson’s operations, and the failure to successfully combine those operations within Lawson’s expected timetable could adversely affect the Combined Company’s future results and the market price of Lawson’s common stock.

The Mergers involve the combination of businesses that currently operate as independent businesses. Lawson will be required to devote significant management attention and resources to combining certain business operations of TestEquity and Gexpro Services with Lawson’s business operations. In addition, the pursuit of the Transactions and the preparation for the completion of the Transactions have placed, and will continue to place, a significant burden on the management and internal resources of Lawson, TestEquity and Gexpro Services. There is a significant degree of difficulty and management distraction inherent in the process of closing the Transactions, which could cause an interruption of, or loss of momentum in, the activities of each company’s existing businesses, regardless of whether the Transactions are eventually completed. Both before and after the closing of the Transactions, the management teams of Lawson, TestEquity and Gexpro Services will be required to devote considerable amounts of time to this process, which may decrease the time they will have to manage their respective existing businesses, service existing customers, attract new customers and develop new products, services and strategies. One potential consequence of such distractions could be the failure of management to realize other opportunities that could be beneficial to Lawson, TestEquity or Gexpro Services, respectively.

If Lawson’s, TestEquity’s or Gexpro Services’ management is not able to effectively manage the process leading up to and following the closing of the Transactions, or if any significant business activities are interrupted as a result of the process, the businesses of Lawson, TestEquity and/or Gexpro Services could suffer.

Furthermore, it is possible that the closing process could result in the loss of key employees of Lawson, TestEquity or Gexpro Services. If Lawson is not able to successfully complete the Transactions and fully realize the anticipated savings and synergies in a timely manner, or the cost to achieve these synergies is greater than expected, Lawson may not fully realize the anticipated benefits (or any benefits) of the Transactions, or it may take longer than expected to realize any benefits. The failure to fully or timely realize the anticipated benefits could have a negative effect on the market price of Lawson common stock.

Each of Lawson, TestEquity and Gexpro Services will be subject to business uncertainties and contractual restrictions while the Transactions are pending that could materially and adversely affect each of the companies and their businesses.

Uncertainty about the effect of the Transactions on employees, customers, suppliers and others having business relationships with Lawson, TestEquity and/or Gexpro Services may have a material and adverse effect on Lawson, TestEquity and/or Gexpro Services, regardless of whether the Transactions are eventually completed, and, consequently, on the Combined Company. These uncertainties may impair Lawson’s, TestEquity’s and/or Gexpro Services’ ability to attract, retain and motivate key personnel until the Transactions are completed, or the Merger Agreements are terminated, and for a period of time thereafter. These uncertainties could also cause customers, suppliers and others that deal with Lawson, TestEquity or Gexpro Services to seek to change existing business relationships with Lawson, TestEquity or Gexpro Services. Employee retention and recruitment may be challenging for Lawson, TestEquity and Gexpro Services during the pendency of the Transactions, as employees and prospective employees may experience uncertainty about their future roles with the Combined Company. Furthermore, no assurance can be given that after the Transactions the Combined Company will be able to attract or retain key management personnel or other key employees to the same extent that Lawson, TestEquity and Gexpro Services have been previously able to attract or retain their own employees. For each of Lawson, TestEquity and Gexpro Services, the departure of existing key employees or the failure of potential key employees to accept employment with the Combined Company, despite Lawson’s, TestEquity’s and Gexpro Services’ retention and recruiting efforts, could have a material adverse impact on Lawson’s and the Combined Company’s business, financial condition and operating results, regardless of whether the Transactions are eventually completed.

In addition, the Merger Agreements restrict Lawson from making certain acquisitions and taking other specified actions without the consent of TestEquity or Gexpro Services until the respective Merger is consummated or the respective Merger Agreement is terminated. These restrictions may prevent Lawson from pursuing otherwise attractive business opportunities and making other changes to its business before completion of the Transactions or termination of the Merger Agreements.

Lawson may fail to complete the Transactions if certain closing conditions, many of which are outside Lawson’s control, are not satisfied.

The completion of the Transactions is subject to multiple closing conditions, including the receipt of the requisite Lawson stockholder approvals under the Merger Agreements and the receipt of proceeds of debt financing in an amount sufficient for the payment of certain payoff indebtedness, transaction expenses and other fees and expenses in connection with the Mergers. Many of these closing conditions are outside of Lawson’s control. If any of these conditions is not satisfied or waived, the Transactions may not be completed and Lawson may not realize the anticipated benefits of the Transactions. Lawson can make no assurances that the Transactions will be completed on the terms or timeline currently contemplated, or at all.

Failure to complete the Transactions could result in material adverse consequences to Lawson’s business and operations.

If the conditions to the closing of the Transactions are not met, or if the Transactions are not completed for any other reason, Lawson would be subject to a number of risks, including the following:

•The market price of Lawson common stock may decline;

•Lawson and its stockholders would not realize the anticipated benefits of the Transactions, including any anticipated synergies from combining the businesses of Lawson, TestEquity and Gexpro Services;

•Lawson may be required to pay a termination fee of $4.0 million if the TestEquity Merger Agreement is terminated under certain circumstances;

•Lawson may be required to pay a termination fee of $6.0 million if the Gexpro Services Merger Agreement is terminated under certain circumstances; and

•Lawson would remain liable for significant transaction costs that would be payable even if the Transactions are not completed.

For these and other reasons, failure to complete the Transactions could adversely affect Lawson’s business, financial condition, results of operations and stock price.

Lawson has incurred and will continue to incur significant transaction costs in connection with the Transactions.

Lawson has incurred and expects to continue to incur significant, non-recurring costs in connection with consummating the Transactions. Non-recurring transaction costs include, but are not limited to, fees paid to legal, accounting and financial advisors, filing fees and other costs. Additional unanticipated costs may be incurred in the combination process. Some of these costs will be incurred even if Lawson does not complete the Transactions.

Lawson’s estimates and judgments related to the acquisition accounting models used to record the purchase price allocation may be inaccurate.

Lawson’s management will make significant accounting judgments and estimates for the application of acquisition accounting under GAAP and the underlying valuation models. The Combined Company’s business, operating results and financial condition could be materially and adversely impacted in future periods if Lawson’s accounting judgments and estimates related to these models prove to be inaccurate.

The Combined Company may be required to recognize impairment charges for goodwill and other intangible assets.

As a result of the Transactions, the Combined Company is expected to have an amount of goodwill and other intangible assets on its balance sheet that is significantly greater than the amount of goodwill and other intangible assets on Lawson’s December 31, 2021 consolidated balance sheet. In accordance with GAAP, Lawson’s management periodically assesses Lawson’s goodwill and other intangible assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to the Combined Company’s business, an inability to effectively integrate acquired businesses, unexpected significant changes, planned changes in use of the assets, divestitures and market capitalization declines may impair goodwill and other intangible assets. Any charges relating to such impairments could materially and adversely affect the Combined Company’s results of operations in the periods recognized, which could result in an adverse effect on the market price of Lawson common stock.

TestEquity’s and Gexpro Services’ international operations will subject the Combined Company to additional legal and regulatory regimes if the Mergers are completed.

TestEquity currently has business operations and/or sales in a number of foreign countries, including Canada, Mexico and the United Kingdom, and Gexpro Services currently has business operations and/or sales in a number of foreign countries, including Hungary and China. If the Mergers are consummated, Lawson and/or certain subsidiaries within the Combined Company will be subject to a wider array of foreign legal and regulatory regimes (including tax regimes) than those to which Lawson and/or certain of its subsidiaries are currently subject, and the amount of revenue generated outside of the United States by the Combined Company will be significantly more than the revenue generated outside the United States by Lawson currently. Compliance with diverse legal and regulatory requirements, including in connection with the movement or repatriation of cash, may be costly, time-consuming and require significant resources. Violations could result in significant fines or monetary damages, sanctions, prohibitions or restrictions on doing business and damage to the Combined Company’s reputation. In addition, operating in additional countries around the world will require the Combined Company to manage the potential conflicts between locally accepted business practices in any given jurisdiction and Lawson’s obligations to comply with laws and regulations with respect to such jurisdictions, in addition to the jurisdictions where Lawson currently operates, including anti-corruption laws or regulations applicable to Lawson, such as the U.S. Foreign Corrupt Practices Act (the “FCPA”) and the UK Bribery Act 2010 (the “UKBA”). The U.S., U.K. and other foreign agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against companies for violations of export controls, the FCPA, the UKBA, and other laws, rules, sanctions, embargoes and regulations, including those established by the Office of Foreign Assets Control (“OFAC”). Any violation of these legal requirements, even if prohibited by Lawson’s policies, procedures and controls, could subject the Combined Company to criminal or civil enforcement actions, penalties for non-compliance or otherwise have an adverse effect on its business and reputation.

Litigation relating to the Transactions could prevent or delay the closing of the Transactions and/or result in the payment of damages following the closing of the Transactions.

Lawson and members of the Lawson board of directors are and may in the future be parties, among others, to litigation related to the Merger Agreements and the Transactions. Among other remedies, the stockholders in the pending litigation seek, and other stockholders could seek, damages and/or seek to enjoin the Transactions. The outcome of any legal proceedings are difficult to predict and any such lawsuits could prevent or delay the closing of the Transactions and/or result in substantial costs to Lawson. The existence of litigation relating to the Transactions may also create uncertainty relating to the Transactions and may be costly and distracting to management. Further, the defense or settlement of any lawsuit or claim that remains unresolved at the time the Mergers are completed may adversely affect the Combined Company’s business, financial condition, results of operations and cash flows. See Note 15 - Commitments and Contingencies to our consolidated financial statements, included in Part II. Item 8. Financial Statements and Supplementary Data, for a description of certain of our pending legal proceedings relating to the Transactions, which are incorporated herein by reference.

If any pending or future lawsuit challenging the Transactions is successful in obtaining an injunction preventing the parties to the Merger Agreements from consummating the Transactions, such injunction may delay or prevent the consummation of the Transactions.

As a result of the Transactions, Lawson’s ability to use its net operating losses and certain other tax attributes generated prior to the Transactions may be subject to limitation.

As a result of the Transactions, Lawson’s ability to use its net operating losses and certain other tax attributes generated prior to the Transactions may be subject to limitation.

TestEquity and Gexpro Services are private companies and may not have in place the financial organization, reporting and internal controls necessary for a public company.

TestEquity and Gexpro Services are private companies and may not have in place the financial organization, reporting and controls which are required for a U.S. public company. The cost of implementing this type of financial organization, reporting and controls in respect of TestEquity and Gexpro Services and integrating their financial reporting processes with those of Lawson may be significant. Furthermore, if the limitations in TestEquity’s or Gexpro Services’ financial organization, reporting and controls, or any failure to effectively integrate their financial reporting processes with those of Lawson, cause the Combined Company to miss an SEC reporting deadline or otherwise not comply with an applicable law or regulation, the Combined Company might, among other things, have a material weakness in its internal controls or violate its indebtedness covenants.

Risk Factors Relating to the Debt Financing Expected to be Incurred in Connection with the Mergers

The Combined Company is expected to have a significant amount of indebtedness, which could adversely affect the Combined Company’s business, financial condition, and results of operations following the Transactions.

Lawson expects that the Combined Company will have a significant amount of indebtedness after the completion of the Transactions, which is expected to include new indebtedness under the anticipated arrangements described in the section entitled “Debt Financing Commitment Letter” in Part I. Item 1. Business. In addition, Lawson would have the ability to incur a significant amount of additional indebtedness. The Combined Company’s indebtedness could have significant consequences on the Combined Company’s future operations, including:

•events of default if the Combined Company fails to comply with the financial and other covenants contained in the agreements governing the Combined Company’s debt instruments, which could result in all of the debt becoming immediately due and payable or require the Combined Company to negotiate an amendment to financial or other covenants that could cause the Combined Company to incur additional fees and expenses;

•reducing the availability of the Combined Company’s cash flow to fund working capital, capital expenditures, investments, acquisitions and other general corporate purposes, and limiting the Combined Company’s ability to obtain additional financing for these purposes;

•limiting the Combined Company’s flexibility in planning for, or reacting to, and increasing the Combined Company’s vulnerability to, changes in its business, the industries in which the Combined Company operates, and the overall economy;

•limiting the Combined Company’s ability to buy back common stock or pay dividends;

•placing the Combined Company at a competitive disadvantage compared to any of the Combined Company’s competitors that have less debt or are less leveraged; and

•increasing the Combined Company’s vulnerability to the impact of adverse economic and industry conditions.

The Combined Company’s ability to meet its payment and other obligations under its debt instruments will depend on the Combined Company’s ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond the Combined Company’s control. Lawson cannot assure that the Combined Company will generate cash flow from operations, or that future borrowings will be available to the Combined Company, in an amount sufficient to enable the Combined Company to meet its indebtedness obligations and to fund other liquidity needs following the completion of the Transactions.

Failure to adequately fund the Combined Company’s operating and working capital needs through cash generated from operations and cash available through the Combined Company’s financing arrangements could negatively impact the Combined Company’s ability to invest in its business and maintain its capital structure.

The Combined Company’s business will require investment in working capital and fixed assets. Lawson expects the Combined Company to fund these investments from cash generated from operations and funds available from the Combined

Company’s anticipated new financing arrangements. Failure to generate sufficient cash flow from operations or from such anticipated new financing arrangements could cause the Combined Company to have insufficient funds to operate its business. Adequate funds may not be available when needed or may not be available on favorable terms.

Failure to meet the covenant requirements of the Combined Company’s financing arrangements could lead to higher financing costs and increased restrictions and reduce or eliminate the Combined Company’s ability to borrow funds.

Lawson expects that the Combined Company’s anticipated new financing arrangements will contain financial and other restrictive covenants. These covenants could adversely affect the Combined Company by limiting its financial and operating flexibility as well as its ability to plan for and react to market conditions and to meet its capital needs. Failure to meet these covenant requirements could lead to higher financing costs and increased restrictions, reduce or eliminate the Combined Company’s ability to borrow funds, or accelerate the payment of the Combined Company’s indebtedness. TestEquity has been in default of certain debt covenants of its term loan and revolving line of credit agreements. In connection therewith, on September 6, 2019, February 28, 2020, March 27, 2020, October 9, 2020 and June 30, 2021, TestEquity entered into forbearance agreements with its lender. Such term loan and revolving line of credit agreements are expected to be terminated in connection with the closing of the TestEquity Merger.

If the Combined Company requires more liquidity than is expected to be available to it under its financing arrangements, the Combined Company may need to raise additional funds through debt or equity offerings which may not be available when needed or may not be available on terms favorable to the Combined Company. Should funding be insufficient at any time in the future, the Combined Company may be unable to develop or enhance its products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on the Combined Company’s business, financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES

At December 31, 2021, we owned or leased the following facilities:

Location	Segment	Function	Approximate Square Footage	Own/Lease	Lease Expiration

United States
Chicago, Illinois	Lawson	Headquarters	86,300	Lease	March 2023
McCook, Illinois	Lawson	Packaging/Distribution	306,800	Lease	June 2025
Reno, Nevada	Lawson	Distribution	105,200	Lease	June 2024
Suwanee, Georgia	Lawson	Distribution	91,200	Own
Decatur, Alabama (1)	Lawson	Lease	88,200	Own
Dayton, OH	Lawson	Distribution	4,500	Lease	Monthly
Greenville, TX	Lawson	Distribution	123,200	Lease	February 2022
Dallas, TX	Lawson	Offices	3,800	Lease	January 2022
Dallas, TX	Lawson	Distribution	80,000	Lease	January 2029

Canada
Mississauga, Ontario	Lawson	Distribution	78,000	Own
Calgary, Alberta (2)	Lawson/Bolt	Distribution	43,700	Lease	March 2022
Calgary, Alberta (Foothills)	Bolt	Branch	11,200	Lease	April 2024
Calgary, Alberta (South)	Bolt	Branch	10,300	Lease	November 2023
Calgary, Alberta (North)	Bolt	Branch	6,900	Lease	January 2024
Edmonton, Alberta (North)	Bolt	Branch	6,000	Lease	February 2027
Edmonton, Alberta (South)	Bolt	Branch	5,600	Lease	September 2023
Fort McMurray, Alberta	Bolt	Branch	7,500	Lease	February 2024
Lethbridge, Alberta	Bolt	Branch	3,400	Own
Medicine Hat, Alberta	Bolt	Branch	4,900	Own
Port Kells, British Columbia	Bolt	Branch	12,000	Lease	August 2023
Prince Albert, Saskatchewan	Bolt	Branch	4,300	Lease	October 2025
Red Deer, Alberta	Bolt	Branch	4,100	Lease	January 2024
Regina, Saskatchewan	Bolt	Branch	4,800	Lease	December 2029
Saskatoon, Saskatchewan	Bolt	Branch	10,800	Lease	April 2031
Winnipeg, Manitoba	Bolt	Branch	7,500	Lease	September 2025

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

ITEM 3. LEGAL PROCEEDINGS.

See Note 15 - Commitments and Contingencies to our consolidated financial statements, included in Part II. Item 8. Financial Statements and Supplementary Data, which is incorporated herein by reference, for a description of certain of our pending legal proceedings, which are incorporated herein by reference. In addition, the Company is involved in legal actions that arise in the ordinary course of business. It is the opinion of management that the resolution of any currently pending litigation will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Stock Price Data

The Company’s Common Stock is traded on the NASDAQ Global Select Market under the symbol of “LAWS”. On January 31, 2022, the closing sales price of our common stock was $48.66 and the number of stockholders of record was 272. We did not issue dividends in either 2021 or 2020 and the Company currently has no plans to issue dividends in the foreseeable future. Dividends are subject to certain restrictions based on terms detailed in our Credit Agreement. Information about our equity compensation plans may be found in Item 12 of this report which is hereby incorporated by reference.

Repurchased Shares of Stock

The following table summarizes the repurchases of the Company's Common Stock for the three months ended December 31, 2021. These shares were purchased for the sole purpose of satisfying tax withholding obligations of certain employees upon the vesting of market stock units granted to them by the Company. No shares were repurchased in the open market during the fourth quarter under the Company's $7.5 million repurchase program that was authorized in 2019.

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October 1 to October 31, 2021	—	$—	—	$4,512,000
November 1 to November 30, 2021	—	—	—	4,512,000
December 1 to December 31, 2021	20,290	48.54	—	4,512,000
Three months ended December 31, 2021	20,290		—

ITEM 6. [RESERVED]

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

Sales Drivers

The North American MRO market is highly fragmented. We compete for business with several national distributors as well as a large number of regional and local distributors. The MRO business is influenced by the overall strength of the manufacturing sector of the U.S. economy which has been significantly affected by the COVID-19 pandemic. One measure used to evaluate the strength of the industrial products market is the Purchasing Managers Index (PMI) published by the Institute for Supply Management. The PMI is a composite index of economic activity in the United States manufacturing sector and is available at https://www.instituteforsupplymanagement.org. A measure of that index above 50 generally indicates expansion of the manufacturing sector while a measure below 50 generally represents contraction. The average monthly PMI was 60.7 for the year ended December 31, 2021 compared to 52.5 for the year ended December 31, 2020.

Our sales are also influenced by the number of sales representatives and their productivity. One metric we use to measure sales rep productivity is Average Daily Sales ("ADS") in which we calculate our total sales divided by the number of selling days, which exclude weekends and holidays. Our sales are affected by the number and effectiveness of sales representatives and the amount of sales each representative can generate from providing products and services to our customers, which we measure as average sales per day per sales representative. We had an average of 1,072 sales representatives working for us in 2021 compared to an average of 1,012 in 2020, an increase of 5.9%. This was primarily driven by the inclusion of Partsmaster sales reps for the full year of 2021 compared to the four-month post-acquisition period in 2020.

Lawson segment ADS, including Partsmaster, increased 19.8% to $1,471 million in the full year 2021 compared to $1,228 million in the prior year. Partsmaster contributed $57.8 million of revenue and operating income of $1.6 million in the full year 2021, compared to $22.6 million of revenue and $0.8 million of operating income in the four-month post-acquisition period of 2020. Excluding the impact of Partsmaster, Lawson segment ADS increased 9.1% in 2021 compared to the prior year, primarily driven by improved business conditions and fewer COVID-19 related restrictions compared to the full year of 2020. We plan to continue concentrating our efforts on increasing the productivity and size of our sales team.

Supply Chain Disruptions

Along with the broader economy, we are experiencing additional pressure in our supply chain, labor shortages and inflation. This results in challenges in acquiring and receiving inventory in a timely fashion and fulfilling customer orders, which has offset some of the sales gains we recorded in 2021 compared to 2020. The supply chain disruptions have also led to increased product costs which have contributed to lower gross margins as a percentage of sales compared to the prior year. We have instituted various price increases during 2021 in response to rising supplier costs, as well as increased transportation and labor costs. Further discussion in included within the financial discussion of the Management's Discussion and Analysis of Financial Condition and Results of Operations.

Partsmaster Acquisition

In August 2020, we acquired Partsmaster, a leading Maintenance, Repair and Operations ("MRO") distributor from NCH Corporation, with approximately 200 sales representatives and approximately 16,000 customers throughout the United States and Canada. The purchase price of the acquisition was $35.3 million in cash and the assumption of certain liabilities. We paid $2.3 million at the time of the acquisition and paid the remaining $33.0 million in May 2021. We also subleased the Partsmaster distribution center located in Greenville, TX from NCH and we currently fulfill orders from the facility. We will move out of the Greenville, TX facility and into a new distribution facility in Dallas, TX in the first quarter of 2022. The integration of Partsmaster into Lawson was substantially completed in July 2021.

Additional information related to the Partsmaster acquisition is provided in Note 3 - Acquisition in the notes to the consolidated financial statements.

COVID-19 Pandemic

Various events related to COVID-19 may impact revenue, product sourcing, sales functions, and customers' ability to pay timely.

The onset of the COVID-19 pandemic occurred in March 2020. This resulted in widespread closures of businesses, decreased travel and other substantial restrictions on economic activity beginning in the first quarter of 2020. The most severe restrictions were effective in the second quarter of 2020, particularly the month of April. These restrictions began to be relaxed subsequent to April 2020, which led to an improved business climate and increased economic activity throughout the remainder of the year. The relaxed restrictions continued during 2021, which led to increased business activity and contributed to improved operating results compared to the prior year 2020.

We will continue to closely monitor the overall economic and operating environment and we will take appropriate actions to protect the safety of our employees, customers and suppliers. While we believe that COVID-19 and supply chain disruptions continue to negatively impact our sales and cost control measures, our ability to effectively service our customers has continued to generate positive cash flow that has enabled us to maintain a strong financial position. We plan to continue to respond to pandemic developments in a prompt and disciplined manner with an emphasis on maintaining our strong financial position.

Proposed Combination with TestEquity and Gexpro Services

On December 29, 2021, Lawson entered into the Merger Agreements for the combination of Lawson, TestEquity and Gexpro Services. See “Proposed Combination with TestEquity and Gexpro Services” included in Part I. Item 1. Business, which section is incorporated herein by reference. In addition, upon closing of the Mergers, Lawson anticipates entering into a new credit arrangement consisting of a $200 million revolving credit facility, a $250 term loan facility, and a $50 million delayed draw term loan facility, as contemplated by the debt financing commitment letter described in “Debt Financing Commitment Letter” included in Part I. Item 1. Business, which section is incorporated herein by reference.

Lawson expects to complete the Mergers in the second quarter of 2022.

RESULTS OF OPERATIONS FOR 2021 AS COMPARED TO 2020

	Year Ended December 31,				Year-to-Year
	2021		2020		Change
(Dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales	Amount	%

Revenue	$417,733	100.0%	$351,591	100.0%	$66,142	18.8%
Cost of goods sold	198,498	47.5	165,053	46.9	33,445	20.3
Gross profit	219,235	52.5	186,538	53.1	32,697	17.5

Operating expenses:
Selling expenses	96,643	23.1	76,775	21.8	19,868	25.9
General and administrative expenses	110,605	26.5	89,213	25.5	21,392	24.0
Total operating expenses	207,248	49.6	165,988	47.3	41,260	24.9

Operating income	11,987	2.9	20,550	5.8	(8,563)

Interest expense	(869)	(0.2)	(654)	(0.2)	(215)
Other income, net	801	0.2	889	0.3	(88)

Income before income taxes	11,919	2.9	20,785	5.9	(8,866)
Income tax expense	2,513	0.6	5,672	1.6	(3,159)

Net income	$9,406	2.3%	$15,113	4.3%	$(5,707)

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

Adjusted operating income is defined by us as GAAP operating income excluding stock-based compensation, severance expense, and other non-recurring items in the period in which these items are incurred. Operating income was $12.0 million for 2021 inclusive of $4.8 million of stock-based compensation compared to $20.6 million in 2020 which included $2.0 million of stock-based compensation. Excluding stock-based compensation, severance and other non-recurring items, adjusted operating income was $27.5 million in 2021 compared to the prior year of $27.4 million, driven by higher sales volume offset by lower gross margins and higher selling expenses and incentive compensation.

Reconciliation of GAAP Operating Income to Non-GAAP Adjusted Operating Income (Unaudited)

	Twelve Months Ended
	December 31,
(Dollars in Thousands)	2021	2020

Operating income as reported per GAAP	$11,987	$20,550

Stock-based compensation (1)	4,838	2,009
Severance expense (2)	264	2,077
Inventory reserves (3)	1,368	—
Costs related to merger agreements (4)	8,317	—
Acquisition related costs (5)	687	880
Goodwill impairment (6)	—	1,918
Non-GAAP adjusted operating Income	$27,461	$27,434

(1) Expense for stock-based compensation, of which a portion varies with the Company's stock price.
(2) Includes severance expense from actions taken in 2021 and 2020 along with 2020 severance and retention costs related to the Partsmaster acquisition.
(3) Includes expense for Partsmaster inventory rationalization plan and write-down of personal protective equipment inventory to net realizable value.
(4) Primarily costs related to the negotiation, review and execution of the merger agreements relating to Lawson’s proposed business combination with TestEquity and Gexpro Services.
(5) Primarily signing bonus costs pertaining to the acquisition of Partsmaster.
(6) Represents the goodwill impairment related to the 2018 acquisition of Screw Products, Inc. as the carrying value of the reporting unit exceeded its estimated fair value.

Sales and Gross Profits

Sales and gross profit results by operating segment for the years ended December 31, 2021 and 2020 were as follows:

	Year Ended December 31,		Increase (Decrease)
(Dollars in thousands)	2021	2020	Amount	%

Net sales
Lawson	$371,668	$312,803	$58,865	18.8%
Bolt	46,065	38,788	7,277	18.8%
Consolidated	$417,733	$351,591	$66,142	18.8%

Gross profit
Lawson	$200,475	$171,258	$29,217	17.1%
Bolt	18,760	15,280	3,480	22.8%
Consolidated	$219,235	$186,538	$32,697	17.5%

Gross profit margin
Lawson	53.9%	54.7%
Bolt	40.7%	39.4%
Consolidated	52.5%	53.1%

Consolidated revenue in 2021 increased 18.8% to $417.7 million from $351.6 million in 2020. Average daily sales increased to $1.664 million in 2021 compared to $1.390 million in 2020 with two less selling days in 2021. The increased sales is partially driven by the inclusion of Partsmaster sales of $57.8 million for the full year of 2021 compared to $22.6 million of sales for the 2020 four-month post-acquisition period. Excluding Partsmaster, consolidated sales improved by 9.4% on a year over year basis. Additionally, sales in 2020 were negatively impacted by the onset of the COVID-19 pandemic, which led to widespread shutdowns of businesses and restrictions on other business activity throughout the year, particularly in the second quarter of 2020. The improved business environment in 2021 led to increased sales to strategic, core and Kent customers in the Lawson segment, as well as increased Bolt segment sales compared to the prior year. This was partially offset by supply chain disruptions which led to challenges of receiving inventory in a timely fashion and fulfilling customer orders, as well as lower sales among Government customers. Excluding a foreign currency effect of $5.2 million, consolidated revenue increased by 17.3% for the year.

Gross profit increased to $219.2 million in 2021 from $186.5 million in 2020. The increased gross profit is driven by the inclusion of Partsmaster gross profit of $36.4 million for the full year 2021 compared to $13.2 million of gross profit from the fourth month post-acquisition period of 2020. Gross profit as a percent of sales decreased to 52.5% from 53.1% a year ago, driven primarily by increased freight and supplier costs due to supply chain disruptions. The organic Lawson MRO (excluding Bolt, Screw Products and Partsmaster) gross margin as a percent of sales decreased to 58.3% compared to the prior year organic gross margin percent of 59.8% prior to the effect of the reclassification of service costs associated with service revenue. This is primarily a result of additional inventory reserves of $1.4 million primarily related to the integration of Partsmaster and the impact of the supply chain disruptions previously mentioned.

Selling, General and Administrative Expenses

	Year Ended December 31,		Increase (Decrease)
(Dollars in thousands)	2021	2020	Amount	%

Selling expenses
Lawson	$92,726	$73,706	$19,020	25.8%
Bolt	3,917	3,069	848	27.6%
Consolidated	$96,643	$76,775	$19,868	25.9%

General and administrative expenses
Lawson	$99,556	$79,837	$19,719	24.7%
Bolt	11,049	9,376	1,673	17.8%
Consolidated	$110,605	$89,213	$21,392	24.0%

Selling expenses increased to $96.6 million in 2021 from $76.8 million in 2020 and, as a percent of sales increased to 23.1% in 2021 from 21.8% in 2020. The increased selling expense was driven by increased sales compared to the prior year, as well as the inclusion of selling expense of $21.4 million for Partsmaster for the full year 2021 compared to selling expense of $6.5 million for the 2020 four-month post-acquisition period. As a percent of sales, the increase was driven by the inclusion of Partsmaster with a higher sales cost and the return to more normalized sales activities in 2021.

General and administrative expenses increased to $110.6 million in 2021 compared to $89.2 million in 2020 primarily due to the inclusion of Partsmaster general and administrative expense of $13.9 million for the full year 2021 compared to $7.4 million in the 2020 post-acquisition period, as well as $8.3 million of expense related to the negotiation, review and execution of the merger agreements relating to Lawson’s proposed combination with TestEquity and Gexpro Services and a $2.8 million increase in stock-based compensation expense, a portion of which varies with the Company stock price. The remaining increase was driven to support higher sales and temporary cost reductions put in place in 2020 that were re-established in 2021.

Goodwill Impairment

The Company performed a quantitative goodwill impairment analysis as of December 1, 2020 for the Screw Products reporting unit. The Company engaged a third-party valuation firm to determine the value of the Screw Products reporting unit and determined that the carrying value of the net assets exceeded the fair value of the reporting unit and accordingly recognized an impairment charge of $1.9 million in 2020. The impairment charge is included in General and administrative expense. No impairment charges were recorded in 2021.

Interest Expense

Interest expenses increased $0.2 million in 2021 over the prior year, due primarily to higher average outstanding balances under our credit agreement.

Other Income, Net

Other income, net was $0.8 million in 2021 compared to other income, net of $0.9 million in 2020. Other income, net in both years was driven by fluctuations in the Canadian currency exchange rate.

Income Tax Expense

Income tax expense was $2.5 million resulting in a 21.1% effective tax rate for 2021 compared to income tax expense of $5.7 million and a 27.3% effective tax rate for 2020. The lower effective tax rate in 2021 is due primarily to the release of a Canadian deferred taxes valuation allowance of $1.2 million and higher stock compensation benefits.

LIQUIDITY AND CAPITAL RESOURCES

Available cash and cash equivalents were $4.2 million on December 31, 2021 compared to $28.4 million on December 31, 2020. The decrease in available cash is primarily due to the payment of the acquisition liability related to the purchase of Partsmaster for $33.0 million in May 2021.

Net cash provided by operating activities for the year ended December 31, 2021 was $5.4 million, primarily driven by reported operating earnings offset by increased working capital from increases in inventory and accounts receivable balances due to higher sales compared to the prior year.

Capital expenditures were $8.2 million for the full year 2021 compared to $1.7 million in 2020, primarily for improvements to our distribution centers and information technology.

Cash provided by financing activities was $10.7 million for the full year 2021, primarily due to the net proceeds of $11.9 million from our Revolving Credit Facility primarily driven by the final Partsmaster payment.

In 2019, our Board of Directors authorized a program in which we may repurchase up to $7.5 million of our common stock from time to time in open market transactions, privately negotiated transactions or by other methods. We did not repurchase any shares of stock in 2021 under this plan.

The Company anticipates that outstanding stock performance rights with a value of $10.7 million at December 31, 2021 will be paid out within the next twelve months prior to expiration.

Revolving Credit Facility

On December 31, 2021 we had $11.9 million in outstanding borrowings and $87.1 million of borrowing availability remaining, net of outstanding letters of credit, under our Revolving Credit Facility.

Along with certain standard terms and conditions, the Credit Agreement requires the Company to comply with certain financial covenants including an EBITDA to Fixed Charges Coverage Ratio and a Total Net Leverage Ratio. As of December 31, 2021, we were in compliance with all financial covenants. See Note 13 - Credit Agreement for further information on the Company Credit Agreement.

While we were in compliance with the financial covenants included in our Credit Agreement for the quarter ended December 31, 2021, failure to meet the covenant requirements of the Credit Agreement in future periods could lead to higher financing costs, increased restrictions, or reduce or eliminate our ability to borrow funds and could have a material adverse effect on our business, financial condition and results of operations.

We believe cash provided by operations and funds available under our Credit Agreement are sufficient to fund our operating requirements, strategic initiatives and capital improvements, although we cannot provide assurance that events beyond our control will not have a material adverse impact on our liquidity.

See “Debt Financing Commitment Letter”, included in Part I. Item 1. Business, for a description of the potential new financing arrangement that will be executed in connection with the closing of the Transactions, which is incorporated herein by reference.

OFF-BALANCE SHEET ARRANGEMENTS

Also, as of December 31, 2021, we had contractual commitments to purchase approximately $40.4 million of product from our suppliers and contractors. The contractual commitments have increased compared to prior years primarily due to supply chain disruptions.

CRITICAL ACCOUNTING ESTIMATES

We have disclosed our significant accounting policies in Note 2 to the consolidated financial statements. The following provides information on the accounts requiring more significant estimates.

Allowance for Doubtful Accounts — We evaluate the collectability of accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings, substantial down-grading of credit ratings), a specific reserve for bad debts is recorded against amounts due to reduce the receivable to the amount we believe will be collected. For all other customers, we recognize reserves for bad debts based on our historical experience of bad debt write-offs as a percent of accounts receivable outstanding. If circumstances change (e.g., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations), the estimates of the recoverability of amounts due to us could be revised. At December 31, 2021, our reserve was 1.7% of our gross accounts receivable outstanding. A hypothetical change of one percent to our reserve as a percent of our gross accounts receivable would have affected our annual doubtful accounts expense by approximately $0.5 million.

Inventory Reserves — Inventories consist principally of finished goods and are stated at the lower of cost (determined using the first-in-first-out method for the Lawson segment and weighted average for Partsmaster and the Bolt segment) or net realizable value. Most of our products are not exposed to the risk of obsolescence due to technology changes. However, some of our products do have a limited shelf life, and from time to time we add and remove items from our catalogs, brochures or website for marketing and other purposes.

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

At December 31, 2021, our inventory reserve was $7.7 million, equal to approximately 9.5% of our gross inventory. A hypothetical change of one percent to our reserve as a percent of total inventory would have affected our cost of goods sold by $0.8 million.

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

Goodwill Impairment – Goodwill represents the cost of business acquisitions in excess of the fair value of identifiable net tangible and intangible assets acquired. Goodwill is allocated to the appropriate reporting unit as reviewed by the Company's segment managers. The Company reviews goodwill for potential impairment annually on December 1st, or when an event or other circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. The first step in the multi-step process to determine if goodwill has been impaired and to what degree, is to review the relevant qualitative factors that could cause the fair value of the reporting unit to decrease below the carrying value of the reporting unit. The Company considers factors such as macroeconomic, industry and market conditions, cost factors, overall financial performance and other relevant factors that would affect the individual reporting units. If we determine that it is more likely than not that the fair value of the reporting unit is greater than the carrying value of the reporting unit, then no further impairment testing is needed. If we determine that it is more likely than not that the carrying value of the reporting unit is greater than the fair value of the reporting unit, the Company will move to the next step in the process. The Company will estimate the fair value of the reporting unit and compare it to the reporting unit's carrying value. If the carrying value of the reporting unit exceeds its fair value, the Company will record an impairment of goodwill equal to the amount the carrying value of the reporting unit exceeds its fair value, up to the total amount of goodwill previously recognized.

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

Stockholders and Board of Directors
Lawson Products, Inc.
Chicago, Illinois

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lawson Products, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 24, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Uncertain Tax Position

As described in Notes 2 and 10 to the consolidated financial statements, the Company recognizes the benefit of tax positions when a benefit is more likely than not to be sustained on its technical merits. The Company has recorded unrecognized tax benefits of $3.9 million as of December 31, 2021. The Company operates in multiple jurisdictions and is subject to transfer pricing compliance for intercompany transactions that are subject to audit by taxing authorities. The resolution of these audits may span multiple years. Tax law is complex and often subject to varied interpretations.

We identified the determination of uncertain tax positions related to transfer pricing from intercompany transactions as a critical audit matter. The principal considerations for our determination relate to: (i) auditing assumptions applied to the interpretation of tax laws and legal rulings in multiple tax paying jurisdictions, (ii) determining whether a transfer pricing tax position’s technical merits are more likely than not to be sustained when measuring the amount of tax benefits that qualifies for recognition, and (iii) assessing whether intercompany transactions are based on the arm’s length standard that may produce a range of arm’s length outcomes. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•Testing the design and operating effectiveness of certain controls over the recognition and measurement of uncertain tax positions related to transfer pricing.
•Utilizing personnel with specialized knowledge and skill in taxation to evaluate the appropriateness of management’s methods and assumptions used to estimate uncertain tax positions related to transfer pricing by: (i) evaluating the reasonableness of the Company’s transfer pricing policies based on comparisons to comparable companies and precedents set by the various taxing authorities that govern the jurisdictions in which the Company operates, (ii) evaluating the reasonableness of the transfer pricing tax position’s technical merits and management’s judgements, assumptions, and conclusions reached regarding the more likely than not determination, and (iii) evaluating management’s conclusions reached on the ranges of arm’s length outcomes and results of the transfer pricing studies.

/s/BDO USA, LLP
We have served as the Company's auditors since 2013.
Chicago, Illinois
February 24, 2022

Lawson Products, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$4,181	$28,393
Restricted cash	198	998
Accounts receivable, less allowance for doubtful accounts of $798 and $654, respectively	47,031	44,515
Inventories, net	73,849	61,867
Miscellaneous receivables and prepaid expenses	7,517	7,289
Total current assets	132,776	143,062

Property, plant and equipment, less accumulated depreciation and amortization	18,828	15,800
Deferred income taxes	20,111	18,482
Goodwill	35,313	35,176
Cash value of life insurance	18,573	16,185
Intangible assets, net	16,165	18,503
Right of use assets	14,045	8,764
Other assets	346	332
Total assets	$256,157	$256,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued acquisition liability	$—	$32,673
Accounts payable	21,089	22,262
Lease obligation	4,467	4,568
Accrued expenses and other liabilities	46,688	38,492
Total current liabilities	72,244	97,995

Revolving line of credit	11,900	—
Security bonus plan	10,578	11,262
Lease obligation	10,841	5,738
Deferred compensation	11,962	10,461
Deferred tax liability	1,671	2,841
Other liabilities	3,954	5,585
Total liabilities	123,150	133,882

Stockholders’ equity:
Preferred stock, $1 par value:
Authorized - 500,000 shares, issued and outstanding - None	—	—
Common stock, $1 par value:
Authorized - 35,000,000 shares Issued – 9,363,093 and 9,287,625 shares, respectively Outstanding – 9,115,584 and 9,061,039 shares, respectively	9,363	9,288
Capital in excess of par value	22,118	19,841
Retained earnings	111,015	101,609
Treasury stock – 247,509 and 226,586 shares held, respectively	(10,033)	(9,015)
Accumulated other comprehensive income	544	699
Total stockholders’ equity	133,007	122,422
Total liabilities and stockholders’ equity	$256,157	$256,304

See notes to Consolidated Financial Statements

Lawson Products, Inc.
Consolidated Statements of Income and Comprehensive Income
(Dollars in thousands, except per share data)

	Year Ended December 31,
	2021	2020
Revenue	$417,733	$351,591
Cost of goods sold	198,498	165,053
Gross profit	219,235	186,538

Operating expenses:
Selling expenses	96,643	76,775
General and administrative expenses	110,605	89,213
Operating expenses	207,248	165,988

Operating income	11,987	20,550

Interest expense	(869)	(654)
Other income, net	801	889

Income before income taxes	11,919	20,785
Income tax expense	2,513	5,672

Net income	$9,406	$15,113

Basic income per share of common stock	$1.04	$1.68

Diluted income per share of common stock	$1.01	$1.62

Weighted average shares outstanding:
Basic weighted average shares outstanding	9,073	9,020
Effect of dilutive securities outstanding	277	311
Diluted weighted average shares outstanding	9,350	9,331

Comprehensive income
Net income	$9,406	$15,113
Other comprehensive income, net of tax:
Adjustment for foreign currency translation	(155)	700
Comprehensive income	$9,251	$15,813

See notes to Consolidated Financial Statements

Lawson Products, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands)

	Common Stock
	Outstanding Shares	$1 Par Value	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at January 1, 2020	9,043,771	$9,190	$18,077	$86,496	$(5,761)	$(1)	$108,001

Net income	—	—	—	15,113	—	—	15,113
Adjustment for foreign currency translation	—	—	—	—	—	700	700
Stock-based compensation	—	—	1,847	—	—	—	1,847
Shares issued	97,454	98	(83)	—	—	—	15
Shares repurchased held in treasury	(80,186)	—	—	—	(3,254)	—	(3,254)
Balance at December 31, 2020	9,061,039	$9,288	$19,841	$101,609	$(9,015)	$699	$122,422

Net income	—	—	—	9,406	—	—	9,406
Adjustment for foreign currency translation	—	—	—	—	—	(155)	(155)
Stock-based compensation	—	—	2,352	—	—	—	2,352
Shares issued	75,468	75	(75)	—	—	—	—
Shares repurchased held in treasury	(20,923)	—	—	—	(1,018)	—	(1,018)
Balance at December 31, 2021	9,115,584	$9,363	$22,118	$111,015	$(10,033)	$544	$133,007

See notes to Consolidated Financial Statements

Lawson Products, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2021	2020
Operating activities
Net income	$9,406	$15,113

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,341	6,701
Stock-based compensation	4,838	1,479
Deferred income taxes	(2,824)	(167)
Reserve for obsolete and excess inventory	2,450	675
Goodwill impairment	—	1,918

Changes in operating assets and liabilities, net of effect of acquired businesses:
Accounts receivable	(2,966)	1,762
Inventories	(14,347)	1,425
Miscellaneous receivables, prepaid expenses and other assets	(2,720)	(2,899)
Accounts payable and other liabilities	2,441	5,788
Other	830	733
Net cash provided by operating activities	5,449	32,528

Investing activities
Purchases of property, plant and equipment	(8,193)	(1,687)
Business acquisition, net of acquired cash	(33,000)	(2,300)
Net cash used in investing activities	(41,193)	(3,987)

Financing activities
Net proceeds (payments) on revolving lines of credit	11,900	(2,271)
Shares repurchased held in treasury	(1,018)	(3,254)
Payment of financing lease principal	(222)	(257)
Proceeds from stock option exercises	—	15
Net cash provided by (used in) financing activities	10,660	(5,767)

Effect of exchange rate changes on cash and cash equivalents	72	320

(Decrease) increase in cash and cash equivalents and restricted cash	(25,012)	23,094
Cash, cash equivalents and restricted cash at beginning of year	29,391	6,297
Cash, cash equivalents and restricted cash at end of year	$4,379	$29,391

Cash and cash equivalents	$4,181	$28,393
Restricted cash	198	998
Total cash, cash equivalents and restricted cash	$4,379	$29,391

Supplemental disclosure of cash flow information
Net noncash financing liability related to acquisition	—	(32,673)
Net cash paid for income taxes	4,364	5,377
Net cash paid for interest	968	398
Additions of property, plant and equipment included in accounts payable	311	64

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

Recent Events

On December 29, 2021, Lawson entered into:

•an Agreement and Plan of Merger (the “TestEquity Merger Agreement”) by and among (1) LKCM TE Investors, LLC (the “TestEquity Equityholder”), (2) TestEquity Acquisition, LLC, an indirect wholly-owned subsidiary of the TestEquity Equityholder (“TestEquity”), (3) Lawson and (4) Tide Sub, LLC, a wholly-owned subsidiary of Lawson (“Merger Sub 1”), pursuant to the terms and subject to the conditions of which Merger Sub 1 will merge with and into TestEquity, with TestEquity surviving the merger as a wholly-owned subsidiary of Lawson (the “TestEquity Merger”); and

•an Agreement and Plan of Merger (the “Gexpro Services Merger Agreement” and, together with the TestEquity Merger Agreement, the “Merger Agreements”) by and among (1) 301 HW Opus Investors, LLC, (the “Gexpro Services Stockholder”), (2) 301 HW Opus Holdings, Inc., a wholly-owned subsidiary of the Gexpro Services Stockholder (“Gexpro Services”), (3) Lawson and (4) Gulf Sub, Inc., a wholly-owned subsidiary of Lawson (“Merger Sub 2”), pursuant to the terms and subject to the conditions of which Merger Sub 2 will merge with and into Gexpro Services, with Gexpro Services surviving the merger as a wholly-owned subsidiary of Lawson (the “Gexpro Services Merger” and, together with the TestEquity Merger, the “Mergers”).

The Mergers are intended to bring together three complementary distribution businesses under a holding company structure.

Pursuant to the Merger Agreements, Lawson has agreed to issue up to an aggregate of 12,000,000 shares of Lawson common stock in consideration for the Mergers as follows:

•TestEquity Merger: In connection with the TestEquity Merger, 3,300,000 shares of Lawson common stock would be issued to the TestEquity Equityholder upon the closing of the TestEquity Merger, and up to an additional 700,000 shares of Lawson common stock would potentially be issuable to the TestEquity Equityholder on or after the closing date of the TestEquity Merger upon satisfaction of the conditions of, and in accordance with, two earnout mechanisms.

•Gexpro Services Merger: In connection with the Gexpro Services Merger, 7,000,000 shares of Lawson common stock would be issued to the Gexpro Services Stockholder upon the closing of the Gexpro Services Merger, and up to an additional 1,000,000 shares of Lawson common stock would potentially be issuable to the Gexpro Services Stockholder on or after the closing date of the Gexpro Services Merger upon satisfaction of the conditions of, and in accordance with, two earnout mechanisms.

The consummation of the Mergers is subject to certain closing conditions, including, among others, (1) receipt of the requisite Lawson stockholder approvals under the Merger Agreements and (2) receipt of proceeds of debt financing in an amount sufficient for the payment of certain payoff indebtedness, transaction expenses and other fees and expenses in connection with the Mergers.

The Mergers, if completed, will be consummated substantially concurrently. We refer to the transactions contemplated by the Merger Agreements, including the Mergers and the share issuances, as the “Transactions.”

The Merger Agreements contain certain termination rights for the parties, including, among other rights, termination rights if the Mergers are not completed on or before September 30, 2022 (subject to certain limitations) or any of the requisite Lawson stockholder approvals are not obtained at a duly convened stockholders meeting. If the TestEquity Merger Agreement is terminated under certain circumstances, Lawson will be obligated to pay TestEquity a termination fee of

$4,000,000, and if the Gexpro Services Merger Agreement is terminated under certain circumstances, Lawson will be obligated to pay Gexpro Services a termination fee of $6,000,000.

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

Revenue Recognition — The Company recognizes two revenue streams: revenues from the sale of product and revenues from the performance of VMI services. The Company offers VMI services only in conjunction with product sales. The Company does not bill product sales and services separately. A portion of selling expenses is allocated to cost of sales for reporting purposes based upon the estimated time spent on such services. Product revenue includes product sales and billings for freight and handling charges. Sales and associated cost of goods sold are generally recognized when products are shipped and title passes to customers. We accrue for returns based on historical evidence of return rates. Service revenue and associated cost of sales are recognized when services are performed. A portion of service revenue and cost of service is deferred, as not all services are performed in the same period as billed. The Company has adopted the practical expedient within ASC 340 to recognize incremental costs to obtain a contract, primarily employee related costs, as expense when incurred since the amortization period of the asset that the Company otherwise would have recognized is one year or less. The Company also operates as a lessor and recognizes lease revenue on a straight-line basis over the life of each lease. The Company has adopted the practical expedient not to separate the non-lease components that would be within the scope of ASC 606 from the associated lease component as the relevant criteria under ASC 842 are met.

Cash Equivalents — The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amount of the Company’s cash equivalents at December 31, 2021 approximates fair value.

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

Depreciation expense was $5.0 million and $4.4 million for 2021 and 2020 respectively. Capitalized software is amortized over estimated useful lives of 3 to 5 years using the straight-line method. Amortization expense of capitalized software was $0.8 million for 2021 and $0.6 million for 2020.

Cash Value of Life Insurance — The Company has invested funds in life insurance policies on certain current and former employees. The cash surrender value of the policies is invested in various investment instruments and is recorded as an asset on our Consolidated Balance Sheets. The Company records these funds at contractual value. The change in the cash surrender value of the life insurance policies, which is recorded as a component of General and administrative expenses in the Consolidated Statements of Income and Comprehensive Income, is the change in the policies' contractual values.

Deferred Compensation — The Company’s Executive Deferral Plan (“Deferral Plan”) allows certain executives to defer payment of a portion of their earned compensation. The deferred compensation is recorded in an Account Balance, which is a bookkeeping entry made by the Company to measure the amount due to the participant. The Account Balance is equal to the participant’s deferred compensation, adjusted for increases and/or decreases in the amount that the participant has designated to one or more bookkeeping portfolios that track the performance of certain mutual funds. Lawson adjusts the deferred compensation liability to equal the contractual value of the participants’ Account Balances. These adjustments are the changes in contractual value of the individual plans and are recorded as a component of General and administrative expenses in the Consolidated Statements of Income and Comprehensive Income.

Stock-Based Compensation — Compensation based on the share value of the Company’s common stock is valued at its fair value at the grant date and the expense is recognized over the vesting period. Fair value is re-measured each reporting period for liability-classified awards that may be redeemable in cash. We account for forfeitures of stock-based compensation in the period in which they occur.

Goodwill — The Company had $35.3 million and $35.2 million of goodwill in 2021 and 2020, respectively. Goodwill represents the cost of business acquisitions in excess of the fair value of identifiable net tangible and intangible assets acquired. Goodwill is allocated to the appropriate reporting unit as reviewed by the Company’s segment managers. The Company has four reporting units; Lawson MRO, Bolt, Screw Products, and Partsmaster. The Company reviews goodwill for potential impairment annually on December 1st, or when an event or other circumstances change that would more likely than not reduce the fair value of the asset below its carrying value.

The first step in the multi-step process to determine if goodwill has been impaired and to what degree is to review the relevant qualitative factors that could cause the fair value of the reporting unit to decrease below the carrying value of the reporting unit. Related to the Lawson MRO, Bolt, and Partsmaster reporting units, the Company performed a qualitative assessment as of December 1, 2021 and determined that it was more likely than not the fair value of the reporting units exceeded the carrying value of the reporting units. The goodwill related to the Screw Products reporting unit was fully impaired in 2020.

Intangible Assets — The Company's intangible assets consist of trade names and customer relationships. Intangible assets are amortized over a weighted average of 12 and 11 year estimated useful lives for trade names and customer relationships, respectively. The Company amortizes trade name intangible assets on a straight-line basis and customer relationship intangible assets on a basis consistent with their estimated economic benefit.

Impairment of Long-Lived Assets — The Company reviews its long-lived assets, including property, plant and equipment and definite life intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. Recoverability is measured by a comparison of the assets' carrying amount to their expected future undiscounted net cash flows. If such assets are considered to be impaired, the impairment to be recognized is measured based on the amount by which the carrying amount of the asset exceeds its fair value. No impairments occurred in 2020 or 2021.

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

The Company recognizes the benefit of tax positions when a benefit is more likely than not (i.e., greater than 50% likely) to be sustained on its technical merits. Recognized tax benefits are measured at the largest amount that is more likely than not to be sustained, based on cumulative probability, in final settlement of the position. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of Income tax expense in the Consolidated Statements of Income and Comprehensive Income.

Leases — Leases are categorized as either operating or financing leases at commencement. For both classes of leases, a Right Of Use ("ROU") asset and corresponding lease liability are recognized at commencement. Operating leases consist of the Company headquarters, distribution centers, and Bolt branches. Financing leases consist of equipment such as forklifts and copiers. The value of the lease assets and liabilities are the present value of the total cash payments for each lease. The Company uses its incremental borrowing rate to discount the total cash payments to present value for each lease. The Company will review each lease to determine if there is a more appropriate discount rate to apply. Upon commencement, rent expense is recognized on a straight line basis for each operating lease. Each financing lease ROU asset is amortized on a straight line basis over the lease period. Prior to acquisition, Partsmaster participated in a leasing program where they actively leased parts washer machines to customers. The Company will continue the leasing program for the foreseeable future. These leases are classified as operating leases. The leased machines are recognized as a component of Property, plant and equipment in the Consolidated Balance Sheets and the leasing revenue is recognized on a straight line basis.

Earnings per Share — Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution from the exercise or conversion of outstanding stock options, market stock units and restricted stock awards into common stock. For the years ended December 31, 2021 and December 31, 2020 no options to purchase shares of common stock were excluded from the computation of diluted earnings per share because all of the options were in the money.

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

Treasury Stock — The Company repurchased no shares of its common stock in 2021 through its previously announced stock repurchase plan. The Company repurchased 47,504 of its common stock in 2020 through its previously announced stock repurchase plan. The Company repurchased 20,923 and 32,682 shares of its common stock in 2021 and 2020, respectively from employees upon the vesting of restricted stock to offset the income taxes owed by those employees. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of stockholders’ equity. The cost of the common stock repurchased and held in treasury was $1.0 million and $3.3 million in 2021 and 2020, respectively.

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

Recent Accounting Pronouncements - Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which revises the requirements for how an entity should measure credit losses on financial instruments. The pronouncement is effective for smaller reporting companies in fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, and the new guidance will be applied on a prospective basis. The Company is still evaluating the effect the adoption of the new standard will have on its financial statements.

Note 3 - Acquisition

On August 31, 2020, the Company acquired Partsmaster from NCH Corporation. Partsmaster is a leading MRO solutions provider that serves approximately 16,000 customers with approximately 200 sales representatives. The acquisition was made primarily to expand the Company's sales coverage, expand product lines, add experienced sales representatives, and leverage the Company's infrastructure.

The purchase price was $35.3 million in cash plus the assumption of certain liabilities. The Company paid $2.3 million of the purchase price in cash at closing and paid the remaining $33.0 million in May 2021.

The payment obligation was discounted to present value and recognized as an Accrued acquisition liability of $32.7 million as of December 31, 2020 in the Company's Consolidated Balance Sheet. Interest expense of $0.3 million was recorded in the year ended December 31, 2021. Payment was guaranteed under the Purchase Agreement and included the issuance of a $33.0 million irrevocable standby letter of credit. The letter of credit was released upon payment of the acquisition liability in May 2021.

The purchase price of the acquisition was allocated to the fair value of Partsmaster's assets and liabilities at the acquisition date. The fair market value appraisals of the majority of the assets and liabilities was determined by a third party valuation firm using management estimates and assumptions including intangible assets of $5.0 million for customer relationships and $2.8 million for trade names, and their estimated useful lives of 10 and 5 years, respectively. The $15.8 million allocated to goodwill reflects the purchase price less the fair market value of the identifiable net assets. The goodwill is attributable to the workforce of the acquired business and the significant synergies expected to arise after Lawson's acquisition of Partsmaster. The entire amount of goodwill is expected to be deductible for tax purposes.

The accounting for this acquisition was completed as of June 30, 2021. Partsmaster contributed $57.8 million of revenue and $1.6 million of operating income in the year ended December 31, 2021, compared to $22.6 million of revenue and $0.8 million of operating income in the four-month post-acquisition period of 2020.

A summary of the purchase price allocation of the acquisition is as follows (Dollars in thousands):

Cash paid and liabilities assumed
Cash paid	$34,523
Accounts payable and accrued expenses	4,086
Lease obligation	620
Deferred compensation	2,938
$42,167
Fair value of assets acquired
Goodwill	$15,816
Inventories	7,797
Accounts receivable	7,706
Customer relationships	4,961
Trade names	2,775
Property, plant and equipment	2,121
Right of use asset	620
Other assets	371
$42,167

The unaudited pro forma revenue and net income for the Company for the year ended December 31, 2020 assuming the Partsmaster acquisition closed on January 1, 2019, was $396.7 million and $16.5 million, respectively.

The pro forma disclosures include adjustments for amortization of intangible assets, implied interest expense and acquisition costs to reflect results as if the acquisition of Partsmaster had closed on January 1, 2019 rather than on the actual acquisition date. This pro forma information utilizes certain estimates, is presented for illustrative purposes only and is not intended to be indicative of the actual results of operations. In addition, future results may vary significantly from the results reflected in the pro forma information. The unaudited pro forma financial information does not reflect the impact of future positive or negative events that may occur after the acquisition, such as anticipated cost savings from operating synergies.

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

The Lawson segment has two distinct performance obligations offered to its customers: a product performance obligation and a service performance obligation. Although the Company has identified that it offers its customers both a product and a service obligation, the customer only receives one invoice per transaction with no price allocation between these obligations. The Company does not price its offerings based on any allocation between these obligations.

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

The Company has elected not to disclose the disaggregated components of revenue and cost of sales in its Consolidated Statements of Income and Comprehensive Income and in the related notes to the consolidated financial statements.

Disaggregated revenue by product type follows:

	Unaudited
	Year Ended December 31,
Product Category	2021	2020
Fastening systems	22%	22%
Cutting tools and abrasives	15%	14%
Fluid power	13%	13%
Specialty chemicals	10%	11%
Electrical	10%	10%
Aftermarket automotive supplies	7%	7%
Safety	5%	6%
Welding and metal repair	2%	2%
Other	16%	15%
	100%	100%
Lawson as Lessor

Partsmaster leases parts washer machines to customers through its Torrents leasing program. These leases are classified as operating leases. The leased machines are recognized as a component of Property, plant and equipment in the Consolidated Balance Sheets and the leasing revenue is recognized on a straight line basis. The Torrents machine leasing program generated $3.5 million of revenue in 2021 compared to $0.9 million of revenue in 2020 post-acquisition. The carrying value of the Torrents leasing assets as of December 31, 2021 is $1.2 million. The Company has adopted the practical expedient not to separate the non-lease components that would be within the scope of ASC 606 from the associated lease component as the relevant criteria under ASC 842 are met.

Note 5 — Restricted Cash

The Company has agreed to maintain $0.2 million in a guaranteed investment certificate as collateral for an outside party that is providing certain commercial credit card services for Bolt. The Company is restricted from withdrawing this balance without the prior consent of the outside party during the term of the agreement. The Company previously agreed to maintain $0.8 million in a money market account as collateral for an outside party that provided certain commercial credit card processing services for the Company, however this agreement ended in the third quarter 2021 and the $0.8 million is now unrestricted.

Note 6 – Inventories, net

Inventories, net, consisting primarily of purchased goods which are offered for resale, were as follows:

	(Dollars in thousands)
	December 31,
	2021	2020
Inventories, gross	$81,569	$67,137
Reserve for obsolete and excess inventory	(7,720)	(5,270)
Inventories, net	$73,849	$61,867

Note 7 - Property, Plant and Equipment

Components of property, plant and equipment were as follows:

	(Dollars in thousands)
	December 31,
	2021	2020
Land	$2,660	$2,650
Buildings and improvements	16,228	15,765
Machinery and equipment	27,971	26,814
Capitalized software	21,715	23,013
Furniture and fixtures	5,855	5,725
Vehicles	196	151
Construction in progress	5,964	752
	80,589	74,870
Accumulated depreciation and amortization	(61,761)	(59,070)
	$18,828	$15,800

Note 8 - Goodwill

Goodwill activity related to acquisitions is included in the table below:

	(Dollars in Thousands)
	Goodwill By Reportable Segment
	Lawson	Bolt	Total
Beginning balance January 1, 2020	$7,369	$13,554	$20,923
Impact of foreign exchange	85	270	355
Acquisition (1)	15,816	—	15,816
Impairment (2)	(1,918)	—	(1,918)
Balance at December 31, 2020	21,352	13,824	35,176

Impact of foreign exchange	32	105	137
Balance at December 31, 2021	$21,384	$13,929	$35,313

(1)    The $15.8 million addition to goodwill in 2020 was due to the allocation of the purchase price from the Partsmaster acquisition.

(2) The Company performed a quantitative goodwill impairment analysis as of December 1, 2020 for the Screw Products reporting unit. The Company engaged a third party valuation firm to determine the value of the Screw Products reporting unit, and determined that the carrying value of the net assets exceeded the fair value of the reporting unit, and accordingly, recognized an impairment charge of $1.9 million. The goodwill related to the Screw Products reporting unit was fully impaired in 2020.

Although the Company believes the projected future operating results and cash flows and related estimates regarding the values were based on reasonable assumptions, it is reasonably possible that estimates made may be materially and adversely impacted in the future, including impairment losses related to goodwill.

Note 9 - Intangible assets

The gross carrying amount and accumulated amortization by intangible asset class were as follows:

	(Dollars in thousands)			(Dollars in thousands)
	December 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$11,388	$(3,866)	$7,522	$11,289	$(2,733)	$8,556
Customer relationships	12,427	(3,784)	8,643	12,349	(2,402)	9,947
	$23,815	$(7,650)	$16,165	$23,638	$(5,135)	$18,503

Amortization expense of $2.5 million and $1.7 million related to intangible assets was recorded in General and administrative expenses for 2021 and 2020, respectively. The estimated aggregate amortization expense for each of the next five years are as follows:

(Dollars in thousands)
Year	Amortization
2022	$2,649
2023	2,584
2024	2,482
2025	2,145
2026	1,566
Thereafter	4,739
$16,165

Note 10 – Income Taxes

Income from operations before income taxes consisted of the following:

	(Dollars in thousands)
	Year Ended December 31,
	2021	2020
United States	$5,421	$16,226
Canada	6,498	4,559
Total	$11,919	$20,785

Provision (benefit) for income taxes from operations for the years ended December 31, consisted of the following:

	(Dollars in thousands)
	Year Ended December 31,
	2021	2020
Current income tax expense:
U.S. federal	$3,042	$3,858
U.S. state	777	710
Canada	1,133	1,288
Total	$4,952	$5,856
Deferred income tax expense (benefit):
U.S. federal	$(817)	$236
U.S. state	(394)	52
Canada	(1,228)	(472)
Total	$(2,439)	$(184)
Total income tax expense (benefit):
U.S. federal	$2,225	$4,094
U.S. state	383	762
Canada	(95)	816
Total	$2,513	$5,672

The reconciliation between the effective income tax rates and the statutory federal rates for operations are as follows:

	Year Ended December 31,
	2021	2020
Statutory Federal rate	21.0%	21.0%
Increase (decrease) resulting from:
Change in valuation allowance - current period activity	—	(2.2)
Change in valuation allowance - reversal	(10.3)	—
Foreign rate differential	1.9	—
Stock compensation	(3.7)	(2.0)
Compensation deduction limitation	0.9	1.5
State and local taxes, net	3.3	3.8
Asset basis true-up	5.5	—
Meals & entertainment	1.2	0.6
Change in uncertain tax positions	0.4	4.6
Provision to return differences	0.2	(0.1)
Other items, net	0.7	0.1
Provision for income taxes	21.1%	27.3%

Global Intangible Low Taxed Income (GILTI) is a deemed amount of income derived from controlled foreign corporations (CFC) in which a US person is a 10% direct or indirect shareholder. The Company owns two Canadian CFC’s, which are subject to GILTI inclusion. However, the Company can utilize a foreign tax credit to fully offset a significant portion of all the tax from the GILTI inclusion based on foreign taxes paid in Canada.

At December 31, 2021, the Company had $3.5 million of U.S. federal net operating loss carryforwards which are subject to expiration beginning in 2030 and $6.5 million of various state net operating loss carryforwards which expire at varying dates through 2034.

After recording pre-tax losses for many years, Lawson’s Canadian subsidiary recorded pre-tax profits in 2019 and 2020. Lawson’s Canadian subsidiary continued to generate pre-tax profits in 2021 and have utilized some of the net operating loss carryforwards. Based on available evidence, we now believe it is more likely than not that we will be able to utilize Lawson’s Canadian subsidiary deferred tax assets to offset future taxable income. Lawson released the $1.2 million valuation allowance on the Lawson Canada deferred tax assets as of December 31, 2021.

As a result of acquisitions completed in recent years, the Company recorded $21.4 million of tax deductible goodwill that may result in a tax benefit in future periods.

Deferred income tax assets and liabilities contain the following temporary differences:

	(Dollars in thousands)
	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforward	$4,073	$5,431
Compensation and benefits	11,407	10,980
Inventory reserve	2,222	1,772
Transaction costs	2,077	—
Accounts receivable reserve	203	167
Leased assets	1,302	1,061
Property, plant & equipment	2,046	—
Intangible assets	202	—
Other	58	329
Total deferred tax assets	23,590	19,740

Deferred tax liabilities:
Intangible assets and goodwill	1,771	1,948
Lease liabilities	2,647	1,366
Property, plant and equipment	134	(975)
Other	598	503
Total deferred liabilities	5,150	2,842

Net deferred tax assets before valuation allowance	18,440	16,898
Valuation allowance	—	(1,257)

Net deferred tax assets	$18,440	$15,641

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	(Dollars in thousands)
	December 31,
	2021	2020
Balance at beginning of year	$3,686	$3,242
Additions for tax positions of current year	—	15
Additions for tax positions of prior years	554	1,413
Reductions for tax positions of prior year	—	—
Lapse of statute of limitations	(539)	(984)
Balance at end of year	$3,701	$3,686

The recognition of the unrecognized tax benefits would have a favorable effect on the effective tax rate. Due to the uncertainty of both timing and resolution of income tax examinations, the Company is unable to determine whether any amounts included in the December 31, 2021 balance of unrecognized tax benefits represent tax positions that could significantly change during the next twelve months. The unrecognized tax benefits are recorded as a component of Other liabilities in the Consolidated Balance Sheets. Interest and penalties related to unrecognized tax benefits are recorded as a component of Income tax expense in the Consolidated Statements of Income and Comprehensive Income. Including the impact of interest and the impact of net operating losses, the unrecognized tax benefit is $3.9 million and $3.7 million as of December 31, 2021 and December 31, 2020, respectively, which is recorded in Other liabilities on the Consolidated Balance Sheets.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. As of December 31, 2021, the Company was subject to U.S. federal income tax examinations for the years 2018 through 2020 and income tax examinations from various other jurisdictions for the years 2014 through 2020.

Note 11 - Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	(Dollars in thousands)
	December 31,
	2021	2020

Accrued stock-based compensation (stock performance rights)	$16,732	$14,437
Accrued compensation	10,199	9,794
Accrued and withheld taxes, other than income taxes	4,113	3,788
Accrued costs related to merger agreements	3,103	—
Accrued profit sharing	212	240
Accrued severance	192	1,103
Deferred revenue	800	822
Accrued health benefits	614	732
Other	10,723	7,576
	$46,688	$38,492

Note 12 - Leases

The Company leases property used for distribution centers, office space, and Bolt branch locations throughout the U.S. and Canada, along with various equipment located in distribution centers and corporate headquarters.

The expenses generated by the leasing activity of Lawson as lessee for the years ended December 31, 2021 and December 31, 2020 were as follows:

		(Dollars in Thousands)
		Year Ended December 31,
Lease Type	Classification	2021	2020

Consolidated Operating Lease Expense (1)	Operating expenses	$5,881	$4,999

Consolidated Financing Lease Amortization	Operating expenses	192	226
Consolidated Financing Lease Interest	Interest expense	15	28
Consolidated Financing Lease Expense		207	254
Net Lease Cost		$6,088	$5,253

(1) Includes short term lease expense, which is immaterial

The value of the net assets and liabilities generated by the leasing activity of Lawson as lessee as of December 31, 2021 and December 31, 2020 were as follows:

	(Dollars in Thousands)
	Year Ended December 31,
Lease Type	2021	2020

Total ROU operating lease assets (1)	$13,662	$8,246
Total ROU financing lease assets (2)	383	518
Total lease assets	$14,045	$8,764

Total current operating lease obligation	$4,313	$4,360
Total current financing lease obligation	154	208
Total current lease obligations	$4,467	$4,568

Total long term operating lease obligation	$10,713	$5,498
Total long term financing lease obligation	128	240
Total long term lease obligation	$10,841	$5,738

(1) Operating lease assets are recorded net of accumulated amortization of $8.0 million and $5.9 million as of December 31, 2021 and December 31, 2020, respectively
(2) Financing lease assets are recorded net of accumulated amortization of $0.6 million and $0.4 million as of December 31, 2021 and December 31, 2020, respectively

The value of the lease liabilities generated by the leasing activities of Lawson as lessee as of December 31, 2021 were as follows (Dollars in thousands):

Year Ended December 31,	Operating Leases	Financing Leases	Total

2022	$4,725	$165	$4,890
2023	3,944	100	4,044
2024	3,015	30	3,045
2025	1,739	—	1,739
2026	724	—	724
Thereafter	1,983	—	1,983
Total lease payments	16,130	295	16,425
Less: Interest	1,104	13	1,117
Present value of lease liabilities	$15,026	$282	$15,308

(1)     Of the $16.1 million future minimum operating lease commitments outstanding at December 31, 2021, $1.3 million relates to a lease for the Company's headquarters which expires in March 2023
(2)     The Company has an operating lease for the McCook Facility which expires in June 2025 and includes future minimum lease payments of $6.5 million

The weighted average lease terms and interest rates of the leases held by Lawson as of December 31, 2021 are as follows:

Lease Type	Weighted Average Term in Years	Weighted Average Interest Rate

Operating Leases	4.5	4.1%
Financing Leases	2.1	4.8%

The cash outflows of the leasing activity of Lawson as lessee for the year ending December 31, 2021 are as follows (Dollars in thousands):

Cash Flow Source	Classification	Amount

Operating cash flows from operating leases	Operating activities	$4,846
Operating cash flows from financing leases	Operating activities	15
Financing cash flows from financing leases	Financing activities	222

In March 2021 the Company signed a three year extension for their lease at the McCook distribution center ("McCook"). The lease extension created a right of use asset of $5.3 million and a lease liability of $5.3 million.

Refer to Note 4 - Revenue Recognition for a discussion on Lawson activities as lessor.

Note 13 – Credit Agreement

In October 2019, the Company entered into a Revolving Credit Agreement (the "Credit Agreement" or "Revolving Credit Facility") with J.P. Morgan Chase Bank, N.A. as administrative agent, and including CIBC Bank USA and Bank of America, N.A. as other lenders. The Revolving Credit Facility matures on October 11, 2024 and provides $100.0 million of revolving commitments. The Credit Agreement allows borrowing capacity to increase to $150.0 million subject to meeting certain criteria and additional commitments from its lenders.

The Credit Agreement consists of borrowings designated as alternate base rate loans, Canadian prime rate loans, Eurodollar loans, and Canadian dollar offered rate loans at the Company's request. The applicable interest rate spread is determined by the type of borrowing used and the Total Net Leverage Ratio as of the most recent fiscal quarter as defined in the Credit Agreement.

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

The Company was in compliance with all financial covenants as of December 31, 2021.

In the third quarter of 2020, the Company entered into an amendment to the Credit Agreement which among other items temporarily increased the allowed letter of credits from $15.0 million to $40.0 million until August 31, 2021 and authorized indebtedness not to exceed $36.0 million for the acquisition of Partsmaster.

Net of outstanding letters of credit, the Company had $87.1 million of borrowing availability under the Revolving Credit Facility as of December 31, 2021 and $66.0 million as of December 31, 2020. Weighted average interest rates for the years ended December 31, 2021 and December 31, 2020 were 5.02% and 2.65%, respectively.

Fees are reported as interest expense and include customary charges relating to letters of credit and an unused commitment fee ranging from 0.15% to 0.30%, depending on the Total Net Leverage Ratio as defined in the Credit Agreement. Fees for the years ended December 31, 2021 and December 31, 2020 were $0.3 million governing the Revolving Credit Facility.

In connection with the Revolving Credit Facility originated in 2019, deferred financing costs of $0.6 million were incurred. Deferred financing costs are amortized over the life of the debt instrument and reported as interest expense. As of December 31, 2021 and December 31, 2020 deferred financing costs net of accumulated amortization were $0.3 million and $0.4 million, respectively, and are included in Other assets in the Consolidated Balance Sheets.

Note 14 – Reserve for Severance

Severance costs are primarily related to management realignment and reorganization. The table below reflects the activity in the Company’s reserve for severance and related payments.

	(Dollars in thousands)
	Year Ended December 31,
	2021	2020
Beginning balance	$1,251	$909
Charged to earnings	264	2,077
Cash paid	(1,323)	(1,735)
Ending balance	$192	$1,251

The majority of remaining severance liabilities outstanding as of December 31, 2021 will be paid by the end of 2022, and are included in Accrued expenses and other liabilities in the Consolidated Balance Sheets.

Note 15 - Commitments and Contingencies

The Company is involved in legal actions that arise in the ordinary course of business. It is the opinion of management that the resolution of any currently pending litigation will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Stockholder lawsuits

On January 25, 2022, a lawsuit entitled Shiva Stein v. Lawson Products, Inc. et al., Case No. 1:22-cv-00639, was filed in the United States District Court for the Southern District of New York against Lawson and the members of the Lawson board of directors (the “Stein Action”). On January 27, 2022, a lawsuit entitled Matthew Hopkins v. Lawson Products, Inc. et al, Case No. 1:22-cv-00724, was filed in the United States District Court for the Southern District of New York against Lawson and the members of the Lawson board of directors (the “Hopkins Action”). On February 7, 2022, a lawsuit entitled Ema Bell v. Lawson Products, Inc. et al, Case No. 1:22-cv-01056, was filed in the United States District Court for the Southern District of New York against Lawson, the members of the Lawson board of directors, LKCM TE Investors, LLC (the “TestEquity Equityholder”), TestEquity, Tide Sub, LLC, a wholly-owned subsidiary of Lawson (“Merger Sub 1”), 301 HW Opus Investors, LLC, (the “Gexpro Services Stockholder”), Gexpro Services and Gulf Sub, Inc., a wholly-owned subsidiary of Lawson (“Merger Sub 2”) (the “Bell Action”). On February 11, 2022, a lawsuit entitled John Yurco v. Lawson Products, Inc. et al., Case No. 1:22-cv-01201, was filed in the United States District Court for the Southern District of New York against Lawson and the members of the Lawson board of directors (the “Yurco Action”). The Stein Action, the Hopkins Action, the Bell Action and the Yurco Action are collectively referred to as the “Actions.” The Actions allege that the defendants violated Sections 14(a) (and Rule 14a-9 promulgated thereunder) and 20(a) of the Exchange Act by, among other things, omitting certain allegedly material information with respect to the Transactions (as defined in Note 1) in the Company's proxy statement. The Bell Action also alleges that the members of the Lawson board of directors breached their fiduciary duties in connection with the Transactions and that Lawson aided and abetted the members of its board of directors in such breach. The Actions seek, among other things, injunctive relief, money damages and the costs of the Actions, including reasonable attorneys’ and experts’ fees.

Lawson and the members of its board of directors disagree with and intend to vigorously defend against the Actions. If the Actions are not resolved favorably on a timely basis, the Actions could delay or prevent consummation of the Transactions and result in additional costs to Lawson, including costs associated with the indemnification of directors. Additional plaintiffs may file lawsuits against Lawson and/or its directors and officers in connection with the Transactions. At this time, the Company is unable to predict the ultimate outcome of the Actions or meaningfully quantify how the final resolution of the Actions may impact its business, financial condition and results of operations.

In addition, on each of February 2, 2022, February 14, 2022 and February 15, 2022, purported Lawson stockholders made demands pursuant to Section 220 of the Delaware General Corporation Law to inspect certain books and records of Lawson (collectively, the “Books and Records Demands”). One stated purpose of the Books and Records Demands is to investigate questions of director disinterestedness and independence and the possibility of wrongdoing, mismanagement and/

or material non-disclosure related to the Special Committee’s (a Special Committee was formed to independently evaluate and negotiate the terms of the Merger Agreements and related Transactions) and the Lawson board of directors’ approval of the Transactions. Lawson and the members of its board of directors disagree with and intend to vigorously defend against any claim, if asserted, arising from the Books and Records Demands.

Environmental matter

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

A remediation plan was approved by ADEM in 2018. The plan consists of chemical injections throughout the affected area, as well as subsequent monitoring of the area. The injection process was completed in the first quarter of 2019 and the environmental consulting firm is monitoring the affected area. At December 31, 2021 the Company had less than $0.1 million accrued for potential monitoring costs. The costs for future monitoring are not significant and have been fully accrued. The Company does not expect to capitalize any amounts related to the remediation plan.

Note 16 - Retirement and Security Bonus Plans

The Company provides a 401(k) defined contribution plan to allow employees a pre-tax investment vehicle to save for retirement. The Company made contributions to the 401(k) plan of $3.5 million and $2.9 million for the years ended December 31, 2021 and 2020, respectively.

The Company provides a Deferred Profit Savings Plan ("DPSP") for certain Canadian employees and a Registered Retirement Savings Plan ("RRSP") for other Canadian employees. Both are deferred defined contribution retirement investment plans. The Company contributed $0.3 million and $0.2 million in 2021 and 2020, respectively.

The Company provides a profit sharing plan for certain sales, office and warehouse employees. The amounts of the Company’s annual contributions are determined annually by the Board of Directors. Expenses incurred for the profit sharing plan were $0.2 million and $0.2 million for the years ended December 31, 2021 and 2020, respectively.

The Company has a security bonus plan which was previously created for the benefit of its independent sales representatives, under the terms of which participants are credited with a percentage of their annual net commissions. The aggregate amounts credited to participants’ accounts vest 25% after five years, and an additional 5% vests each year thereafter upon qualification for the plan. On January 1, 2013, the Company converted all of its U.S. independent sales representatives to employees. The security bonuses for those converted employees continue to vest, but their accounts are no longer credited with a percentage of net commissions. For financial reporting purposes, amounts are charged to operations over the vesting period. Expenses incurred for the security bonus plan were $0.2 million and $0.3 million for the years ended December 31, 2021 and 2020, respectively. The security bonus plan is partially funded by a $7.9 million investment in the cash surrender value in life insurance of certain employees. Of the $10.9 million total liability, $0.3 million is classified as a current liability as of December 31, 2021, and the remaining $10.6 million is classified as long-term.

Note 17 – Stock-Based Compensation Plans

Plan Administration

The Company's Amended and Restated 2009 Equity Compensation Plan (“Equity Plan”) provides for the grant of nonqualified and incentive stock options, stock awards and stock units to officers and employees of the Company. The Equity Plan also provides for the grant of option rights and restricted stock to non-employee directors. As of December 31, 2021, the Company had approximately 164,000 shares of common stock still available under the Equity Plan. Non-employee directors are limited to grants of no more than 20,000 shares of common stock in any calendar year and other than non-employee directors are limited to grants of no more than 125,000 shares of common stock in any calendar year. The Equity Plan is administered by the Compensation Committee of the Board of Directors, or its designee, which as administrator of the plan, has the authority to select plan participants, grant awards, and determine the terms and conditions of the awards.

The Company also has a Stock Performance Rights Plan (“SPR Plan”) that provides for the issuance of Stock Performance Rights (“SPRs”) that allow non-employee directors, officers and key employees to receive cash awards, subject to certain restrictions, equal to the appreciation of the Company's common stock. The SPR Plan is administered by the Compensation Committee of the Board of Directors.

Stock Performance Rights

SPRs entitle the recipient to receive a cash payment equal to the excess of the market value of the Company's common stock over the SPR exercise price when the SPRs are surrendered. Expense, equal to the fair market value of the SPR at the date of grant and remeasured each reporting period, is recorded ratably over the vesting period. Compensation expense is included in General and administrative expense in the Consolidated Statements of Income and Comprehensive Income. The outstanding SPRs were granted with approximately a seven year life and vest over one to three years beginning on the first anniversary of the date of the grant.

On December 31, 2021, the SPRs outstanding were re-measured at fair value using the Black-Scholes valuation model. This model requires the input of subjective assumptions that may have a significant impact on the fair value estimate. The weighted-average estimated value of SPRs outstanding as of December 31, 2021 was $26.66 per SPR using the following assumptions:

Expected volatility	30.3% to 53.7%
Risk-free rate of return	0.2% to 0.9%
Expected term (in years)	0.1 to 2.5
Expected annual dividend	$0

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

Compensation expense of $2.1 million was recorded in General and administrative expense for the year ended December 31, 2021. A compensation benefit of less than $0.1 million was recorded as a reduction to General and administrative expense for the year ended December 31, 2020

Cash in the amount of $0.2 million and $0.5 million was paid for SPR exercises in 2021 and 2020, respectively. A liability of $16.7 million reflecting the estimated fair value of future pay-outs is included as a component of Accrued expenses and other liabilities in the Consolidated Balance Sheets.

Activity related to the Company’s SPRs during the year ended December 31, 2021 was as follows:

	Number of SPRs	Weighted Average Exercise Price
Outstanding on December 31, 2020	581,000	$26.88
Exercised	(4,464)	55.46
Outstanding on December 31, 2021	576,536	26.66

Exercisable on December 31, 2021	576,536	$26.66

The SPRs outstanding had an intrinsic value of $16.0 million as of December 31, 2021. All SPRs for plan participants have vested as of December 31, 2021, so there is no unrecognized compensation associated with any SPRs.

During the year ended December 31, 2021, 8,460 SPRs with a fair value of $0.2 million vested. At December 31, 2021, the weighted average remaining contractual term was 1.1 years for all outstanding SPRs.

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

Compensation expense of $1.6 million and $1.2 million related to the RSAs was recorded in General and administrative expenses for 2021 and 2020, respectively. Activity related to the Company’s RSAs during the year ended December 31, 2021 was as follows:

Restricted Stock Awards
Outstanding on December 31, 2020	45,799
Granted	59,091
Exchanged for common shares	(32,661)
Outstanding on December 31, 2021	72,229

As of December 31, 2021, there was $1.6 million of total unrecognized compensation cost related to RSAs that will be recognized over a weighted average period of 1.5 years. The awards granted in 2021 had a weighted average grant date fair value of $48.86 per share.

Market Stock Units

Market Stock Units ("MSUs") are exchangeable for between 0% to 150% of the Company's common shares at the end of the vesting period based on the trailing 60 day average closing price of the Company's common stock. The value of the MSUs was determined using a geometric brownian motion model that, based on certain variables, generates a large number of random trials simulating the price of the common stock over the measurement period. Expense of $0.7 million related to MSUs was recorded in General and administrative expenses in both years ended December 31, 2021 and 2020, respectively. Activity related to the Company’s MSUs during the year ended December 31, 2021 was as follows:

	Number of Market Stock Units	Maximum Shares Potentially Issuable
Outstanding on December 31, 2020	137,256	195,723
Granted	19,688	29,568
Exchanged for stock	(28,804)	(42,811)
Outstanding on December 31, 2021	128,140	182,480

Stock Options

Each stock option can be exchanged for one share of the Company’s common stock at the stated exercise price. No stock option expense was recorded in 2021 and 2020. There was no unrecognized compensation related to stock options as of December 31, 2021 as all compensation plans that included stock options were fully vested. Upon vesting, stock options are recognized as a component of equity. There were 80,000 fully vested stock options outstanding on December 31, 2021 with a weighted average exercise price of $27.70.

Performance Awards

Performance Awards ("PAs") are exchangeable for between 0% to 150% of the Company's common shares, or the equivalent amount in cash, based upon the achievement of certain financial performance metrics at the end of the vesting period. Expense of $0.4 million and $0.1 million related to the PAs was recorded in General and administrative expenses for the year ended December 31, 2021 and December 31, 2020, respectively. Activity related to the Company’s PAs during the year ended December 31, 2021 was as follows:

	Number of Performance Awards	Maximum Shares Potentially Issuable
Outstanding on December 31, 2020	10,852	16,278
Granted	15,723	23,585
Outstanding on December 31, 2021	26,575	39,863

Note 18 – Segment Information

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

Financial information for the Company's reportable segments follows:

	(Dollars in thousands)
	Year Ended December 31,
	2021	2020
Net sales
Lawson	$371,668	$312,803
Bolt	46,065	38,788
Consolidated total	$417,733	$351,591

Gross profit
Lawson	$200,475	$171,258
Bolt	18,760	15,280
Consolidated total	$219,235	$186,538

Operating Income
Lawson	$8,193	$17,715
Bolt	3,794	2,835
Consolidated total	11,987	20,550

Interest expense	(869)	(654)
Other income, net	801	889
Income before income taxes	$11,919	$20,785

Capital expenditures
Lawson	$7,460	$1,529
Bolt	733	158
Consolidated total	$8,193	$1,687

Depreciation and amortization
Lawson	$6,736	$5,343
Bolt	1,605	1,358
Consolidated total	$8,341	$6,701

Total assets
Lawson	$217,856	$221,490
Bolt	47,085	43,533
Investment in Subsidiary	(8,784)	(8,719)
Consolidated total	$256,157	$256,304

Financial information related to the Company’s operations by geographic area follows:

	(Dollars in Thousands)
	Year Ended December 31,
	2021	2020
Net sales (1)
United States	$337,981	$283,261
Canada	79,752	68,330
Consolidated total	$417,733	$351,591

Long-lived assets (2)
United States	$50,491	$44,395
Canada	34,206	34,180
Consolidated total	$84,697	$78,575

(1)    Net sales are attributed to countries based on the location of customers.

(2)    Long-lived assets primarily consist of property, plant and equipment, goodwill, intangibles, right of use assets and other assets.

Note 19 – Accrued Acquisition Liability

On August 31, 2020, Lawson acquired Partsmaster from NCH Corporation. As part of the purchase price, the Company agreed to pay $33.0 million in May 2021. The payment obligation was discounted to its present value using an implied interest rate of 1.8%. A discounted current liability of $32.7 million was recognized as of December 31, 2020 in the Company's Consolidated Balance Sheet. In May 2021, the Company paid the outstanding $33.0 million accrued acquisition liability. Payment was guaranteed under the Purchase Agreement which included the issuance of a $33.0 million irrevocable standby letter of credit. The letter of credit was released in June 2021 subsequent to payment of the liability in May 2021.

Interest expense of $0.3 million on the accrued acquisition liability was recorded in the year ended December 31, 2021, with all interest expense recognized prior to the payment of the accrued acquisition liability.

Note 20 – Stock Repurchase Program

In 2019, the Company's Board of Directors authorized a program in which the Company may repurchase up to $7.5 million of the Company's common stock from time to time in open market transactions, privately negotiated transactions or by other methods. The Company did not repurchase any shares under the stock repurchase program in 2021. In 2020 the Company purchased 47,504 shares of common stock at an average purchase price of $36.93 under the repurchase program. At December 31, 2021, the Company had approximately $4.5 million available under the repurchase plan.

Note 21 – Related Party Transactions

During the year ended December 31, 2021 the Company purchased approximately $0.1 million of inventory from a company owned by an immediate relative of a Board member at fair market value. No liabilities exist with respect to the related party transactions as of December 31, 2021.

As described in greater detail in Note 1 – Description of Business, on December 29, 2021 the Company entered into two merger agreements with TestEquity and Gexpro Services. Lawson, TestEquity, and Gexpro Services are related parties due to common ownership between the three entities. TestEquity and Gexpro Services are affiliated with Luther King Capital Management Corporation (“LKCM”) which, together with certain of its affiliated entities, is a significant stockholder of Lawson.

Note 22 – COVID-19 Risks and Uncertainties

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

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security ("CARES") Act to provide certain relief as a result of the COVID-19 outbreak. The Company elected to defer a total of $3.5 million of employer side social security payments in accordance with the CARES Act. The Company paid $1.7 million of accrued deferred payroll taxes in the fourth quarter of 2021, and the remaining balance is expected to be paid in 2022. The Company will continue to evaluate how the provisions of the CARES Act will impact its financial position, results of operations and cash flows. During 2020, the Company also utilized the Canadian Emergency Wage Subsidy ("CEWS") Act for both Lawson Canada and Bolt for assistance with hourly employee costs. The CEWS is a program that provides a subsidy of certain eligible wages commencing March 15, 2020 through December 31, 2020 subject to meeting certain criteria. During 2020 and 2021 the Company recorded $1.4 million and $0.2 million, respectively, in subsidies from the CEWS program which is recognized as a reduction to selling, general and administrative expenses in the Consolidated Statements of Income and Comprehensive Income.

The Company will continue to closely monitor the operating environment and will take appropriate actions to protect the safety for its employees, customers and suppliers.

Note 23 - Subsequent Event

Recent Cyber Incident

On February 8, 2022, Lawson became aware that its computer network was the subject of a cyber incident potentially involving unauthorized access. It is possible that certain confidential business information and personnel records may have been compromised. Lawson has engaged a cybersecurity forensics firm to assist in the investigation of the incident and to assist in securing its computer network.

Depending on the nature of any information that may have been compromised, Lawson may be required to notify the parties whose information was compromised of the incident as well as various governmental agencies and may be required to take other actions in the future, such as offering credit monitoring services. Lawson is continuing to investigate the incident as well as potential corrective and remedial actions to take in respect of the incident. The Company is in the early stage of the investigation, and at this time, is unable to estimate the cost of any remediation that may be required.

Lawson Products, Inc.
Schedule II -Valuation and Qualifying Accounts

The roll forward of valuation accounts were as follows:

	(Dollars in thousands)
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Allowance for doubtful accounts: (1)
Year ended December 31, 2021	$654	$504	$(360)	$798
Year ended December 31, 2020	$593	$578	$(517)	$654

Valuation allowance for deferred tax assets:
Year ended December 31, 2021	$1,257	$—	$(1,257)	$—
Year ended December 31, 2020	$1,235	$22	$—	$1,257

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

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission “Internal Control – Integrated Framework” (2013). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021. The Company’s independent registered public accounting firm, BDO USA, LLP, has audited and issued a report on the Company’s internal controls over financial reporting as set forth in this annual report.

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
Lawson Products, Inc.
Chicago, Illinois
Opinion on Internal Control over Financial Reporting

We have audited Lawson Products, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes and financial statement schedule listed in the accompanying index and our report dated February 24, 2022 expressed an unqualified opinion thereon.
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
February 24, 2022

Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

a.    Directors

The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2022, under the caption “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.

b.    Executive Officers

The information required by this Item is set forth under the caption Item 1 — Business under “Executive Officers of the Registrant.”

c.    Audit Committee

Information on the Company’s Audit Committee is contained under the caption “Board of Directors Meetings and Committees” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2022, which is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION.

Lawson Products, Inc.
Notes to Consolidated Financial Statements

The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2022, under the caption “Remuneration of Executive Officers,” which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2022 under the caption “Securities Beneficially Owned by Principal Stockholders and Management” which information is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2021 regarding the number of shares of common stock that were available for issuance under the Company’s equity compensation plans which are described in greater detail in Note 17 in the Consolidated Financial Statements.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (1) (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	374,572	$27.70	164,464
Equity compensation plans not approved by security holders	—	—	—
Total	374,572	$27.70	164,464

(1)    Includes potential common stock issuance of 72,229 from restricted stock awards, 182,480 from market stock units, 80,000 from stock options and 39,863 from performance awards.

(2)     Weighted-average exercise price of 80,000 stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2022 under the caption “Election of Directors” and “Certain Relationships and Related Transactions” which information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required under this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2022 under the caption “Fees Paid to Independent Auditors” which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)    (1)    See Index to Financial Statements in Item 8 on page 38.

    (2)    See Schedule II in Item 8 on page 72.

    (3)    Exhibits:

Exhibit Number	Description of Exhibit
2.1†
Agreement and Plan of Merger, dated as of December 29, 2021, by and among LKCM TE Investors, LLC, TestEquity Acquisition, LLC, the Company and Tide Sub, LLC, incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 000-10546) filed January 4, 2022.

2.2†
Agreement and Plan of Merger, dated as of December 29, 2021, by and among 301 HW Opus Investors, LLC, 301 HW Opus Holdings, Inc., the Company and Gulf Sub, Inc., incorporated herein by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K (File No. 000-10546) filed January 4, 2022.

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-10546) filed May 18, 2020.
3.2	Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 000-10546) filed May 18, 2020.
4.1**	Description of common stock
10.1
Credit Agreement dated October 11, 2019, among the Company and JP Morgan Chase Bank, N.A. as administrative agent, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 000-10546) filed October 16, 2019.

10.2
First Amendment to Credit Agreement dated August 31, 2020, between the Company and JP Morgan Chase Bank, N.A. as administrative agent, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 000-10546) filed September 2, 2020.

10.3*
Lawson Products, Inc. Executive Deferral Plan (as Amended and Restated Effective November 1, 2015), incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q (File No. 000-10546) for the quarter ended September 30, 2021.

10.4*
Lawson Products, Inc. Amended Stock Performance Plan (as Amended and Restated Effective January 24, 2017), incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q (File No. 000-10546) for the quarter ended September 30, 2021.

10.5*
Amendment of the Lawson Products, Inc. Amended Stock Performance Plan (as Amended and Restated Effective January 24, 2017), dated December 23, 2020, incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K (File No. 000-10546) for the fiscal year ended December 31, 2020.

10.6*
Form Letter regarding Stock Performance Rights, incorporated by reference to Exhibit 10(c)(16) to the Company's Annual Report on Form 10-K (File No. 000-10546) for the fiscal year ended December 31, 2004.

10.7*
Lawson Products, Inc. 2009 Equity Compensation Plan (as Amended and Restated Effective May 14, 2019), incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 000-10546) filed May 3, 2019.

10.8*
First Amendment to the Lawson Products, Inc. 2009 Equity Compensation Plan (as Amended and Restated Effective May 14, 2019), incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 000-10546) filed May 3, 2019.

10.9*
Amendment to the Lawson Products, Inc. 2009 Equity Compensation Plan (as Amended and Restated Effective May 14, 2019), dated December 23, 2020, incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K (File No. 000-10546) for the fiscal year ended December 31, 2020.

10.10*
Form of Award Agreement under the 2009 Equity Compensation Plan (Target Units, SPRs and Restricted Units), incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q (File No. 000-10546) for the quarter ended September 30, 2021.

10.11*
Form of Award Agreement under the 2009 Equity Compensation Plan (MSU Target Units, ROIC Target Units and Restricted Units), incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q (File No. 000-10546) for the quarter ended September 30, 2021.

10.12*
Form of Award Agreement under the 2009 Equity Compensation Plan (MSU Target Units, ROIC Target Units and Restricted Units), incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q (File No. 000-10546) for the quarter ended September 30, 2021.

10.13*
Lawson Products, Inc. 2021 Annual Incentive Plan Summary, incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q (File No. 000-10546) for the quarter ended September 30, 2021.

10.14*	Form of Indemnification Agreement for Directors and Officers, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 000-10546) filed September 19, 2008.
10.15*
Form of Change in Control Agreement for Officers, incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q (File No. 000-10546) for the quarter ended September 30, 2021.

10.16*
Employment Agreement dated as of August 14, 2017 by and between Lawson Products, Inc., an Illinois corporation, and Michael G. DeCata, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 000-10546) filed August 17, 2017.

10.17*
Amendment No.1 to the Employment Agreement entered into on April 11, 2018 between Lawson Products, Inc., an Illinois corporation, and Michael G. DeCata, incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K (File No. 000-10546) filed April 11, 2018.

10.18*
Employment Agreement dated as of August 29, 2012 by and between Lawson Products, Inc., an Illinois corporation, and Ron Knutson, incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 000-10546) filed September 4, 2012.

10.19*
Retirement and Consulting Agreement, dated as of March 2, 2021, by and between Lawson Products, Inc., an Illinois corporation, and Neil Jenkins, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 000-10546) filed March 5, 2021.

10.20
Voting Agreement, dated as of December 29, 2021, by and among the Company and Luther King Capital Management Corporation, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 000-10546) filed January 4, 2022.

10.21**	Amended and Restated Commitment Letter, dated February 7, 2022, by and between the Company and JPMorgan Chase Bank, N.A.
21**	Subsidiaries of the Company.
23**	Consent of BDO USA, LLP.
31.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive File (embedded within the Inline XBRL Document)
† Certain schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K promulgated by the U.S. Securities and Exchange Commission. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
* Indicates management employment contracts or compensatory plans or arrangements.
** Filed herewith.
*** Furnished herewith.

ITEM 16. FORM 10-K SUMMARY.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAWSON PRODUCTS, INC

By:	/s/ Michael G. DeCata

Michael G. DeCata
President, Chief Executive Officer and Director
(principal executive officer)

	Date:	February 24, 2022

By:	/s/ Ronald J. Knutson

Ronald J. Knutson
Executive Vice President, Chief Financial Officer and Treasurer
(principal financial officer)

	Date:	February 24, 2022

By:	/s/ David S. Lambert

David S. Lambert
Vice President, Controller and Chief Accounting Officer
(principal accounting officer)

	Date:	February 24, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below this twenty-fourth day of February, 2022, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Michael G. DeCata	President, Chief Executive Officer and Director (principal executive officer)
Michael G. DeCata
/s/ Ronald J. Knutson	Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)
Ronald J. Knutson
/s/ David S. Lambert	Vice President, Controller and Chief Accounting Officer (principal accounting officer)
David S. Lambert
/s/ Andrew B. Albert	Director
Andrew B. Albert
/s/ I. Steven Edelson	Director
I. Steven Edelson
/s/ Lee S. Hillman	Director
Lee S. Hillman
/s/ J. Bryan King	Director
J. Bryan King
/s/ Mark F. Moon	Director
Mark F. Moon
/s/ Bianca A. Rhodes	Director
Bianca A. Rhodes