Form 10-Q
period 2022-03-31
LAWSON PRODUCTS INC/NEW/DE/
filed 2022-04-28
CIK 703604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, $1 par value, as of April 15, 2022 was 19,420,167.

“Safe Harbor” Statement under the Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms “aim,” “anticipate,” “believe,” “contemplates,” “continues,” “could,” “ensure,” “estimate,” “expect,” “forecasts,” “if,” “intend,” “likely,” “may,” “might,” “objective,” “outlook,” “plan,” “positioned,” “potential,” “predict,” “probable,” “project,” “shall,” “should,” “strategy,” “will,” “would,” and other words and terms of similar meaning and expression are intended to identify forward-looking statements. Forward-looking statements can also be identified by the fact that they do not relate strictly to historical or current facts. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions or beliefs and are subject to a number of factors, assumptions and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact our business, financial condition and results of operations:

•inventory obsolescence;
•work stoppages and other disruptions at transportation centers or shipping ports;
•TestEquity’s reliance on a significant supplier for a significant amount of its product inventory;
•changes in our customers, product mix and pricing strategy;
•disruptions of our information and communication systems;
•cyber attacks or other information security incidents;
•the inability to successfully recruit, integrate and retain productive sales representatives;
•failure to retain talented employees, managers and executives;
•the inability of management to successfully implement changes in operating processes;
•the inability to successfully integrate acquisitions into our organization;
•competition in the markets in which we operate;
•changes that affect government and other tax-supported entities;
•our significant amount of indebtedness;
•failure to adequately fund our operating and working capital needs through cash generated from operations and cash available through our credit facility;
•failure to meet the covenant requirements of our credit facility;
•declines in the market price of our common stock;
•Luther King Capital Management Corporation’s significant influence over the Company in light of its ownership percentage;
•violations of environmental protection regulations;
•changes in tax matters;
•the COVID-19 pandemic;
•the issuance of additional shares of Lawson common stock to entities affiliated with Luther King Capital Management Corporation in connection with the Mergers;
•any difficulties in combining certain operations of TestEquity’s and Gexpro Services’ respective businesses with our legacy operations, and/or the failure to successfully combine those operations within our expected timetable;
•business uncertainties as a result of the Mergers;
•incurrence of additional transaction costs in connection with the Mergers;
•any inaccuracies in Lawson’s estimates and judgments related to the acquisition accounting models used to record the purchase price allocation in connection with the Mergers;
•potential impairment charges for goodwill and other intangible assets;
•risks arising from TestEquity’s and Gexpro Services’ international operations subjecting us to new and additional legal and regulatory regimes;
•stockholder litigation relating to the Mergers;
•limitations on our ability to use our net operating losses and certain other tax attributes generated prior to the Mergers;
•the risk that TestEquity and/or Gexpro Services may not have in place the financial organization, reporting and internal controls necessary for a public company;
•a downturn in the economy or in certain sectors of the economy;
•changes in energy costs, tariffs and the cost of raw materials used in our products;
•supply chain constraints, inflationary pressure and labor shortages;
•foreign currency exchange rate changes; and
•all other factors discussed in the Company’s “Risk Factors” set forth in this Quarterly Report on Form 10-Q for the period ended March 31, 2022.

The Company undertakes no obligation to update any such factors, assumptions and uncertainties or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
Lawson Products, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share data)

	March 31,	December 31,
	2022	2021
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$5,534	$4,181
Restricted cash	200	198
Accounts receivable, less allowance for doubtful accounts of $830 and $798, respectively	54,940	47,031
Inventories, net	77,297	73,849
Miscellaneous receivables and prepaid expenses	7,954	7,517
Total current assets	145,925	132,776

Property, plant and equipment, less accumulated depreciation and amortization	19,165	18,828
Goodwill	35,510	35,313
Deferred income taxes	18,556	20,111
Intangible assets, net	15,613	16,165
Cash value of life insurance	18,025	18,573
Right of use assets	17,571	14,045
Other assets	348	346
Total assets	$270,713	$256,157

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,726	$21,089
Lease obligation	4,855	4,467
Accrued expenses and other liabilities	34,516	46,688
Total current liabilities	71,097	72,244

Revolving line of credit	15,566	11,900
Security bonus plan	10,353	10,578
Deferred compensation	11,321	11,962
Lease obligation	13,908	10,841
Deferred tax liability	1,689	1,671
Other liabilities	4,047	3,954
Total liabilities	127,981	123,150

Stockholders’ equity:
Preferred stock, $1 par value:
Authorized - 500,000 shares, issued and outstanding — None	—	—
Common stock, $1 par value:
Authorized - 35,000,000 shares Issued - 9,368,463 and 9,363,093 shares, respectively Outstanding - 9,120,167 and 9,115,584 shares, respectively	9,368	9,363
Capital in excess of par value	22,424	22,118
Retained earnings	120,001	111,015
Treasury stock – 248,296 and 247,509 shares, respectively	(10,066)	(10,033)
Accumulated other comprehensive income	1,005	544
Total stockholders’ equity	142,732	133,007
Total liabilities and stockholders’ equity	$270,713	$256,157
See notes to Condensed Consolidated Financial Statements

Lawson Products, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021

Revenue	$117,877	$103,556
Cost of goods sold	57,379	48,996
Gross profit	60,498	54,560

Operating expenses:
Selling expenses	26,310	23,802
General and administrative expenses	22,112	25,948
Operating expenses	48,422	49,750

Operating income	12,076	4,810

Interest expense	(95)	(323)
Other income, net	204	372

Income before income taxes	12,185	4,859
Income tax expense	3,199	1,263

Net income	$8,986	$3,596

Basic income per share of common stock	$0.99	$0.40

Diluted income per share of common stock	$0.96	$0.39

Weighted average shares outstanding:
Basic weighted average shares outstanding	9,121	9,063
Effect of dilutive securities outstanding	236	265
Diluted weighted average shares outstanding	9,357	9,328

Comprehensive income
Net income	$8,986	$3,596
Other comprehensive income, net of tax:
Adjustment for foreign currency translation	461	631
Comprehensive income	$9,447	$4,227

See notes to Condensed Consolidated Financial Statements

Lawson Products, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands)
(Unaudited)

	Common Stock		Capital in Excess of Par Value			Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Outstanding Shares	$1 Par Value		Retained Earnings	Treasury Stock
Balance at December 31, 2021	9,115,584	$9,363	$22,118	$111,015	$(10,033)	$544	$133,007

Net income	—	—	—	8,986	—	—	8,986
Adjustment for foreign currency translation	—	—	—	—	—	461	461
Stock-based compensation	—	—	311	—	—	—	311
Shares issued	4,583	5	(5)	—	—	—	—
Shares repurchased held in treasury	—	—	—	—	(33)	—	(33)
Balance at March 31, 2022	9,120,167	$9,368	$22,424	$120,001	$(10,066)	$1,005	$142,732

See notes to Condensed Consolidated Financial Statements

Lawson Products, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands)
(Unaudited)

	Common Stock		Capital in Excess of Par Value			Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Outstanding Shares	$1 Par Value		Retained Earnings	Treasury Stock
Balance at December 31, 2020	9,061,039	$9,288	$19,841	$101,609	$(9,015)	$699	$122,422

Net income	—	—	—	3,596	—	—	3,596
Adjustment for foreign currency translation	—	—	—	—	—	631	631
Stock-based compensation	—	—	422	—	—	—	422
Shares issued	5,776	5	(5)	—	—	—	—
Shares repurchased held in treasury	(268)		—	—	(13)	—	(13)
Balance at March 31, 2021	9,066,547	$9,293	$20,258	$105,205	$(9,028)	$1,330	$127,058

See notes to Condensed Consolidated Financial Statements

Lawson Products, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021

Operating activities
Net income	$8,986	$3,596

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,089	1,935
Stock-based compensation	(8,623)	944
Deferred income taxes	1,565	(320)
Reserve for obsolete and excess inventory	438	1,224

Changes in operating assets and liabilities
Accounts receivable	(7,915)	(4,426)
Inventories	(3,665)	91
Miscellaneous receivables, prepaid expenses and other assets	96	(1,148)
Accounts payable and other liabilities	6,886	(3,733)
Other	(68)	361
Net cash used in operating activities	(211)	(1,476)

Investing activities
Purchases of property, plant and equipment	(2,057)	(849)
Business acquisition, net of acquired cash	—	188
Net cash used in investing activities	(2,057)	(661)

Financing activities
Net proceeds on revolving lines of credit	3,666	—
Shares repurchased held in treasury	(33)	(13)
Payment of financing lease principal	(43)	(58)
Net cash provided by (used in) financing activities	3,590	(71)

Effect of exchange rate changes on cash and cash equivalents	33	111

Increase (decrease) in cash, cash equivalents and restricted cash	1,355	(2,097)
Cash, cash equivalents and restricted cash at beginning of period	4,379	29,391
Cash, cash equivalents and restricted cash at end of period	$5,734	$27,294

Cash and cash equivalents	$5,534	$26,293
Restricted cash	200	1,001
Total cash, cash equivalents and restricted cash	$5,734	$27,294

Supplemental disclosure of cash flow information
Net cash paid for income taxes	680	378
Net cash paid for interest	98	134
Additions of property, plant and equipment included in accounts payable	149	70

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies and Other Information

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements of Lawson Products, Inc. (“Lawson” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the Company’s Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of the Company, all normal recurring adjustments have been made that are necessary to present fairly the results of operations for the interim periods. Operating results for the three month period ended March 31, 2022 is not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

The Company has two reportable segments. The Lawson reportable segment distributes maintenance, repair and operations (“MRO”) products to customers primarily through a network of sales representatives offering vendor managed inventory (“VMI”) service to customers throughout the United States and Canada. The Bolt Supply House Ltd. (“Bolt Supply” or “Bolt”) reportable segment distributes MRO products primarily through its 14 branches located in Western Canada.

Summary of Significant Accounting Policies

See Note 2 of the 2021 Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for further details of the significant accounting policies of the Company.

Recent Events

On December 29, 2021, Lawson entered into:

• an Agreement and Plan of Merger (the “TestEquity Merger Agreement”) by and among (i) LKCM TE Investors, LLC, a Delaware limited liability company (the “TestEquity Equityholder”), (ii) TestEquity Acquisition, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the TestEquity Equityholder (“TestEquity”), (iii) Lawson and (iv) Tide Sub, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Lawson (“Merger Sub 1”), pursuant to the terms and subject to the conditions of which the parties agreed, among other things, that Merger Sub 1 would merge with and into TestEquity, with TestEquity surviving the merger as a wholly-owned subsidiary of Lawson (the “TestEquity Merger”); and

• an Agreement and Plan of Merger (the “Gexpro Services Merger Agreement” and, together with the TestEquity Merger Agreement, the “Merger Agreements”) by and among (i) 301 HW Opus Investors, LLC, a Delaware limited liability company (the “Gexpro Services Stockholder”), (ii) 301 HW Opus Holdings, Inc., a Delaware corporation and a wholly-owned subsidiary of the Gexpro Services Stockholder (“Gexpro Services”), (iii) Lawson and (iv) Gulf Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Lawson (“Merger Sub 2”), pursuant to the terms and subject to the conditions of which the parties agreed, among other things, that Merger Sub 2 would merge with and into Gexpro Services, with Gexpro Services surviving the merger as a wholly-owned subsidiary of Lawson (the “Gexpro Services Merger” and, together with the TestEquity Merger, the “Mergers”).

Completion of the TestEquity Merger

On April 1, 2022, (the “Closing Date”), the TestEquity Merger was consummated pursuant to the TestEquity Merger Agreement. In accordance with the TestEquity Merger Agreement, Merger Sub 1 merged with and into TestEquity, with TestEquity surviving as a wholly-owned subsidiary of Lawson. TestEquity is a distributor of parts and services to the industrial, commercial, institutional and governmental electronics manufacturing and test and measurement market. TestEquity operates through three brands, TestEquity, Jensen Tools and Techni-Tool.

In accordance with and under the terms of the TestEquity Merger Agreement, in connection with the closing of the TestEquity Merger on the Closing Date, Lawson: (i) issued to the TestEquity Equityholder 3,300,000 shares of Lawson common stock, (ii) on behalf of TestEquity, paid certain indebtedness of TestEquity and (iii) on behalf of TestEquity, paid certain transaction expenses of TestEquity.

The TestEquity Merger Agreement provides that an additional 700,000 shares of Lawson common stock (the “TestEquity Holdback Shares”) (which were not issued at the closing of the TestEquity Merger) shall be held by Lawson until released to the TestEquity Equityholder or forfeited in accordance with two earnout provisions of the TestEquity Merger Agreement. The amount of TestEquity Holdback Shares issuable under the first earnout opportunity is based on, among other factors, the consummation of a certain additional acquisition by TestEquity during the period beginning after December 29, 2021 and ending 90 days after the closing of the TestEquity Merger. If any TestEquity Holdback Shares remain after the calculation of the first earnout opportunity, there is a second earnout opportunity based on, among other factors, the increase in TestEquity EBITDA (as defined in the TestEquity Merger Agreement) in calendar year 2022 over calendar year 2021 subject to the calculations within the TestEquity Merger Agreement.

Completion of the Gexpro Services Merger

On April 1, 2022, (the “Closing Date”), the Gexpro Services Merger was consummated pursuant to the Gexpro Services Merger Agreement. In accordance with the Gexpro Services Merger Agreement, Merger Sub 2 merged with and into Gexpro Services, with Gexpro Services surviving as a wholly-owned subsidiary of Lawson. Gexpro Services is a provider of supply chain solutions, specializing in developing and implementing Vendor Managed Inventory (VMI) and kitting programs to high-specification manufacturing customers. Gexpro Services provides critical products and services to customers throughout the lifecycle of highly technical Original Equipment Manufacturer (OEM) products.

In accordance with and under the terms of the Gexpro Services Merger Agreement, in connection with the closing of the Gexpro Services Merger on the Closing Date, Lawson: (i) issued to the Gexpro Services Stockholder 7,000,000 shares of Lawson common stock, (ii) on behalf of Gexpro Services, paid certain indebtedness of Gexpro Services and (iii) on behalf of Gexpro Services, paid certain specified transaction expenses of Gexpro Services.

The Gexpro Services Merger Agreement provides that an additional 1,000,000 shares of Lawson common stock (the “Gexpro Services Holdback Shares”) (which were not issued at the closing of the Gexpro Services Merger) shall be held by Lawson until released to the Gexpro Services Stockholder or forfeited in accordance with two earnout provisions of the Gexpro Services Merger Agreement. The amount of Gexpro Services Holdback Shares issuable under the first earnout opportunity is based on, among other factors, the consummation of one or more of three certain additional acquisitions by Gexpro Services during the period beginning after December 29, 2021 and ending 90 days after the closing of the Gexpro Services Merger. If any Gexpro Services Holdback Shares remain after the calculation of the first earnout opportunity, there is a second earnout opportunity based on, among other factors, the increase in Gexpro Services EBITDA (as defined in the Gexpro Services Merger Agreement) in calendar year 2022 over calendar year 2021 subject to the calculations within the Gexpro Services Merger Agreement.

Note 2 - Business Combinations

Subsequent to quarter end, on April 1, 2022, the Company completed its business combination with TestEquity and Gexpro Services in all-stock merger transactions. Pursuant to the Merger Agreements, Lawson issued an aggregate of 10.3 million shares of Lawson common stock to the former owners of TestEquity and Gexpro Services. An additional 1.7 million shares of Lawson common stock remain potentially issuable upon meeting the conditions of certain earnout provisions. Refer to Note 1 - Summary of Significant Accounting Policies and Other Information, for further information on the Mergers.

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

The combination of Lawson, TestEquity and Gexpro Services is intended to bring together three complementary distribution businesses under a holding company structure.

Due to the timing of the consummation of the Mergers on April 1, 2022, the initial accounting for the Mergers is incomplete. As such, the Company is not able to disclose certain information relating to the Mergers, including the preliminary fair value of assets acquired and liabilities assumed. In addition, the financial results of TestEquity and Gexpro Services are not included in the reported results of Lawson Products for the three months ended March 31, 2022 as it would be impracticable to do so.

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

Disaggregated revenue by geographic area follows:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021

United States	$95,684	$84,985
Canada	22,193	18,571
Consolidated total	$117,877	$103,556

Disaggregated revenue by product type follows:

	Three Months Ended March 31,
Product Category	2022	2021

Fastening Systems	23.5%	21.0%
Cutting Tools and Abrasives	14.2%	14.9%
Fluid Power	13.8%	13.4%
Electrical	10.5%	10.6%
Specialty Chemicals	9.3%	9.7%
Aftermarket Automotive Supplies	8.1%	6.8%
Safety	4.8%	4.9%
Welding and Metal Repair	1.5%	1.7%
Other	14.3%	17.0%
Consolidated Total	100.0%	100.0%

Activities as lessor

Lawson leases parts washer machines to customers through its Torrents leasing program. These leases are classified as operating leases. The leased machines are recognized as a component of Property, plant, and equipment in the Condensed Consolidated Balance Sheet and the leasing revenue is recognized on a straight line basis. The Torrents machine leasing program generated $1.2 million and $0.7 million of revenue for the three months ended March 31, 2022 and 2021, respectively. The carrying value of the Torrents leasing assets as of March 31, 2022 is $1.2 million. The Company has adopted the practical expedient not to separate the non-lease components that would be within the scope of ASC 606 from the associated lease component as the relevant criteria under ASC 842 are met.

Note 4 — Restricted Cash

The Company has agreed to maintain $0.2 million in a guaranteed investment certificate as collateral for an outside party that is providing certain commercial credit card services for Bolt. The Company is restricted from withdrawing this balance without the prior consent of the outside party during the term of the agreement.

Note 5 — Inventories

Inventories, net, consisting primarily of purchased goods which are offered for resale, were as follows:

	(Dollars in thousands)
	March 31, 2022	December 31, 2021
Inventories, gross	$85,455	$81,569
Reserve for obsolete and excess inventory	(8,158)	(7,720)
Inventories, net	$77,297	$73,849

Note 6 - Goodwill

Goodwill activity for the first three months of 2022 is included in the table below:

	(Dollars in thousands)
	Goodwill By Reportable Segment
	Lawson	Bolt	Total
Beginning balance December 31, 2021	$21,384	$13,929	$35,313
Impact of foreign exchange rates	48	149	197
Balance at March 31, 2022	$21,432	$14,078	$35,510

Note 7 - Intangible Assets

The gross carrying amount and accumulated amortization by intangible asset class were as follows:

	(Dollars in thousands)
	March 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$10,465	$(3,155)	$7,310	$11,388	$(3,866)	$7,522
Customer relationships	11,714	(3,411)	8,303	12,427	(3,784)	8,643
	$22,179	$(6,566)	$15,613	$23,815	$(7,650)	$16,165

Amortization expense of $0.6 million related to intangible assets was recorded in General and administrative expenses for both the three months ended March 31, 2022 and 2021, respectively.

Note 8 - Leases

Activities as Lessee

The Company leases property used for distribution centers, office space, and Bolt Supply branch locations throughout the U.S. and Canada, along with various equipment located in distribution centers and corporate headquarters.

The expenses generated by the leasing activity of Lawson for the three months ended March 31, 2022 and 2021 were as follows:

		(Dollars in thousands)
		Three Months Ended March 31,
Lease Type	Classification	2022	2021

Consolidated Operating Lease Expense (1)	Operating expenses	$1,556	$1,493

Consolidated Financing Lease Amortization	Operating expenses	33	58

Consolidated Financing Lease Interest	Interest expense	1	5

Consolidated Financing Lease Expense		34	63

Net Lease Cost		$1,590	$1,556
(1) Includes short term lease expense, which is immaterial

The value of the net assets and liabilities generated by the leasing activity of Lawson as lessee as of March 31, 2022 and December 31, 2021 are as follows:

	(Dollars in thousands)
Lease Type	March 31, 2022	December 31, 2021

Total Right Of Use (“ROU”) operating lease assets (1)	$17,221	$13,662
Total ROU financing lease assets (2)	350	383
Total lease assets	$17,571	$14,045

Total current operating lease obligation	$4,712	$4,313
Total current financing lease obligation	143	154
Total current lease obligations	$4,855	$4,467

Total long term operating lease obligation	$13,814	$10,713
Total long term financing lease obligation	94	128
Total long term lease obligation	$13,908	$10,841

(1) Operating lease assets are recorded net of accumulated amortization of $9.0 million and $8.0 million as of March 31, 2022 and December 31, 2021, respectively
(2) Financing lease assets are recorded net of accumulated amortization of $0.6 million and $0.6 million as of March 31, 2022 and December 31, 2021, respectively

The value of the lease liabilities generated by the leasing activities of Lawson as lessee as of March 31, 2022 were as follows (Dollars in thousands):

Maturity Date of Lease Liabilities	Operating Leases	Financing Leases	Total

Year one	$5,273	$146	$5,419
Year two	4,152	78	4,230
Year three	3,392	18	3,410
Year four	1,790	3	1,793
Year five	1,276	2	1,278
Subsequent years	4,708	—	4,708
Total lease payments (1)	20,591	247	20,838
Less: Interest	2,065	10	2,075
Present value of lease liabilities	$18,526	$237	$18,763

(1)    Minimum lease payments exclude payments to landlord for real estate taxes and common area maintenance $0.4 million

The weighted average lease terms and interest rates of the leases held by Lawson as of March 31, 2022 are as follows:

Lease Type	Weighted Average Term in Years	Weighted Average Interest Rate

Operating Leases	5.8	4.18%
Financing Leases	1.9	4.78%

The cash outflows of the leasing activity for the three months ended March 31, 2022 are as follows (Dollars in thousands):

Cash Flow Source	Classification	Amount

Operating cash flows from operating leases	Operating activities	$1,169
Operating cash flows from financing leases	Operating activities	1
Financing cash flows from financing leases	Financing activities	43

In March 2022 the Company signed a new lease for the Calgary distribution center. The lease created a right of use asset of $4.5 million and a lease liability of $4.5 million.

Refer to Note 3 - Revenue Recognition for a discussion on Lawson activities as lessor.

Note 9 — Credit Agreement

2019 Credit Agreement

In October 2019, Lawson entered into a Credit Agreement (as amended through March 31, 2022, the “2019 Credit Agreement”) by and among Lawson, certain subsidiaries of Lawson, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The 2019 Credit Agreement provided for a revolving credit facility (the “Old Revolving Credit Facility”) with a maturity date of October 11, 2024 and with $100.0 million of revolving commitments. Net of outstanding letters of credit, the Company had $83.4 million of borrowing availability under the Old Revolving Credit Facility as of March 31, 2022 and $87.1 million as of December 31, 2021. The weighted average interest rate for the three months ended March 31, 2022 was 2.23%. There were no balances outstanding for the three months ended March 31, 2021.

Fees are reported as interest expense and include customary charges relating to letters of credit and an unused commitment fee ranging from 0.15% to 0.30%, depending on the Total Net Leverage Ratio as defined in the 2019 Credit Agreement. Fees for both the three months ended March 31, 2022 and March 31, 2021 were less than $0.1 million and $0.1 million, respectively.

In connection with the Old Revolving Credit Facility originated in 2019, deferred financing costs of $0.6 million were incurred. Deferred financing costs are amortized over the life of the debt instrument and reported as interest expense. As of March 31, 2022 and December 31, 2021 deferred financing costs net of accumulated amortization were $0.3 million, respectively, and are included in Other assets in the Condensed Consolidated Balance Sheets.

Borrowings were designated as alternate base rate loans, Canadian prime rate loans, Eurodollar loans, and Canadian dollar offered rate loans. Interest rates varied by the type of borrowing and Total Net Leverage Ratio as defined in the 2019 Credit Agreement of the most recent fiscal quarter.

The 2019 Credit Agreement included customary financial covenants, representations and warranties. The Company was in compliance with all financial covenants as of March 31, 2022.

Amended and Restated Credit Agreement - April 1, 2022

Subsequent to quarter end, on April 1, 2022 (the “Closing Date”), Lawson and certain of its subsidiaries entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”), by and among Lawson, certain subsidiaries of Lawson as borrowers or guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. Pursuant to the Amended and Restated Credit Agreement, the 2019 Credit Agreement was amended and restated in its entirety.

The Amended and Restated Credit Agreement provides for (i) a $200 million senior secured revolving credit facility, with a $25 million letter of credit subfacility and a $10 million swingline loan subfacility, (ii) a $250 million senior secured initial term loan facility and (iii) a $50 million senior secured delayed draw term loan facility. In addition, the Amended and Restated Credit Agreement permits Lawson to increase the commitments under the Amended and Restated Credit Agreement from time to time by up to $200 million in the aggregate, subject to, among other things, the receipt of additional commitments from existing and/or new lenders and pro forma compliance with the financial covenants in the Amended and Restated Credit Agreement. The revolving credit facility is available to be drawn in U.S. dollars, Canadian dollars and any other additional currencies that may be agreed.

As of the Closing Date, there were $250 million of initial term loan facility loans outstanding and approximately $86 million of revolving credit facility loans outstanding under the Amended and Restated Credit Agreement. These borrowings were used, among other things, to repay certain existing indebtedness of TestEquity and Gexpro Services and their respective subsidiaries and to pay fees and expenses in connection with the Mergers and the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement requires that the proceeds of any revolving credit facility loans be used for working capital and general corporate purposes (including, without limitation, permitted acquisitions). The Amended and Restated Credit Facility requires that the proceeds of any delayed draw term loan facility be used solely to finance the payment of consideration for (i) the potential acquisition by TestEquity of a certain business that had been previously identified to Lawson as a potential acquisition candidate by TestEquity prior to the date of the TestEquity Merger Agreement and (ii)

other acquisitions permitted under the Amended and Restated Credit Agreement, and for any fees, costs and expenses incurred in connection therewith.

The loans under the Amended and Restated Credit Agreement bear interest, at Lawson’s option, at a rate equal to (i) the Alternate Base Rate or the Canadian Prime Rate (each as defined in the Amended and Restated Credit Agreement), plus, in each case, an additional margin ranging from 0.0% to 1.75% per annum, depending on the total net leverage ratio of Lawson and its restricted subsidiaries as of the most recent determination date under the Amended and Restated Credit Agreement or (ii) the Adjusted Term SOFR Rate or the CDOR Rate (each as defined in the Amended and Restated Credit Agreement), plus, in each case, an additional margin ranging from 1.0% to 2.75% per annum, depending on the total net leverage ratio of Lawson and its restricted subsidiaries as of the most recent determination date under the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement further provides that the additional margin for the period from the Closing Date until Lawson’s delivery of its financial statements and compliance certificate for the first full quarter ending after the Closing Date shall be 1.5% per annum for Alternate Base Rate or Canadian Prime Rate loans and 2.5% per annum for all other loans.

Certain closing fees, arrangement fees, administration fees, commitment fees and letter of credit fees are payable to the lenders and the agents under the Amended and Restated Credit Agreement, including a commitment fee on the daily unused amount of the revolving credit facility that will accrue at a rate ranging from 0.15% to 0.35% per annum, depending on the total net leverage ratio of Lawson and its restricted subsidiaries as of the most recent determination date under the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement further provides that such commitment fee for the period from the Closing Date until Lawson’s delivery of its financial statements and compliance certificate for the first full quarter ending after the Closing Date shall accrue at a rate of 0.3% per annum.

In addition, the delayed draw term loan facility shall accrue a ticking fee at a rate ranging from 0.15% to 0.35% per annum, depending on the total net leverage ratio of Lawson and its restricted subsidiaries as of the most recent determination date under the Amended and Restated Credit Agreement, which ticking fee shall be payable during the period from the Closing Date to the date on which the lenders’ delayed draw term loan facility commitments terminate. The Amended and Restated Credit Agreement further provides that the ticking fee for the period from the Closing Date until Lawson’s delivery of its financial statements and compliance certificate for the first full quarter after the Closing Date shall accrue at a rate of 0.3% per annum.

Each of the loans under the Amended and Restated Credit Agreement mature on April 1, 2027, at which time all outstanding loans, together with all accrued and unpaid interest, must be repaid and the revolving credit facility commitments will terminate. In addition, the lenders’ commitments under the delayed draw term loan facility expire on October 1, 2022, and no additional delayed draw term loans may be made on or after such date. Lawson is required to repay principal on the term loans each quarter in the following amounts (subject to potential adjustment): (i) $3,125,000, in the case of the initial term loan facility, and (ii) an amount equal to 1.25% of the funded delayed draw term loan facility, in the case of the delayed draw term loan facility. Lawson is also required to prepay the term loans with the net cash proceeds from any disposition of certain assets (subject to reinvestment rights) or from the incurrence of any unpermitted debt. Lawson may borrow, repay and reborrow the revolving loans until April 1, 2027, prepay any of the term loans, and terminate any of the commitments, in whole or in part, at any time without premium or penalty, subject to certain conditions and the reimbursement of certain lender costs in the case of prepayments of certain types of loans.

Subject to certain exceptions as set forth in the Amended and Restated Credit Agreement, the obligations of Lawson and its U.S. subsidiaries under the Amended and Restated Credit Agreement are guaranteed by Lawson and certain of Lawson’s U.S. subsidiaries and the obligations of each of Lawson’s Canadian subsidiaries under the Amended and Restated Credit Agreement are guaranteed by Lawson and certain of its U.S. and Canadian subsidiaries.

Subject to certain exceptions as set forth in the Amended and Restated Credit Agreement, the obligations under the Amended and Restated Credit Agreement are secured by a first priority security interest in and lien on substantially all assets of Lawson, each other borrower and each guarantor.

The Amended and Restated Credit Agreement contains various affirmative covenants, including financial maintenance covenants requiring Lawson to maintain compliance with a consolidated minimum interest coverage ratio and a maximum total net leverage ratio, each determined in accordance with the terms of the Amended and Restated Credit Agreement.

The Amended and Restated Credit Agreement contains various events of default (subject to exceptions, thresholds and grace periods as set forth in the Amended and Restated Credit Agreement). Under certain circumstances, a default interest rate will apply on all obligations at a rate equal to 2.0% per annum above the applicable interest rate.

Note 10 - Stock Repurchase Program

In the second quarter of 2019, the Board of Directors authorized a program in which the Company may repurchase up to $7.5 million of the Company's common stock from time to time in open market transactions, privately negotiated transactions or by other methods. The Company had $4.5 million remaining under its repurchase plan as of March 31, 2022. No shares were repurchased in the first three months of 2022 or 2021 under the Company stock repurchase plan.

Note 11 - Severance Reserve

Changes in the Company’s reserve for severance included in Accrued expenses and other liabilities in the Condensed Consolidated Balance Sheets, as of March 31, 2022 and 2021 were as follows:

	(Dollars in thousands)
	Three Months Ended March 31,
	2022	2021
Balance at beginning of period	$192	$1,251
Charged to earnings	626	404
Cash paid	(368)	(340)
Balance at end of period	$450	$1,315

Note 12 - Stock-Based Compensation

The Company recorded stock-based compensation benefit of $8.6 million and expense of $1.0 million for the three months ending March 31, 2022 and 2021, respectively. A portion of stock-based compensation is related to the change in the market value of the Company's common stock. Stock-based compensation liability of $7.6 million as of March 31, 2022 and $16.7 million as of December 31, 2021 is included in Accrued expenses and other liabilities in the Condensed Consolidated Balance Sheets. No stock-based awards were issued during the three months ended March 31, 2022.

Note 13 — Income Taxes

The Company recorded income tax expense of $3.2 million, a 26.3% effective tax rate for the three months ended March 31, 2022. Income tax expense of $1.3 million, a 26.0% effective tax rate was recorded for the three months ended March 31, 2021. The 2022 and 2021 effective tax rates are higher than the U.S. statutory rate primarily due to state taxes and other permanent items.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of multiple state and foreign jurisdictions. As of March 31, 2022, the Company is subject to U.S. federal income tax examinations for the years 2018 through 2020 and income tax examinations from various other jurisdictions for the years 2014 through 2020.

Earnings from the Company’s foreign subsidiaries are considered to be indefinitely reinvested. A distribution of these non-U.S. earnings in the form of dividends or otherwise may subject the Company to foreign withholding taxes and U.S. federal and state taxes.

Note 14 — Commitments and Contingencies

Shareholder lawsuits

On January 25, 2022, a lawsuit entitled Shiva Stein v. Lawson Products, Inc. et al., Case No. 1:22-cv-00639, was filed in the United States District Court for the Southern District of New York against Lawson and the members of the Lawson board of directors (the “Stein Action”). On January 27, 2022, a lawsuit entitled Matthew Hopkins v. Lawson Products, Inc. et al, Case No. 1:22-cv-00724, was filed in the United States District Court for the Southern District of New York against Lawson and the members of the Lawson board of directors (the “Hopkins Action”). On February 7, 2022, a lawsuit entitled Ema Bell v. Lawson Products, Inc. et al, Case No. 1:22-cv-01056, was filed in the United States District Court for the Southern District of New York against Lawson, the members of the Lawson board of directors, LKCM TE Investors, LLC (the “TestEquity Equityholder”), TestEquity, Tide Sub, LLC, a wholly-owned subsidiary of Lawson (“Merger Sub 1”), 301 HW Opus Investors, LLC, (the “Gexpro Services Stockholder”), Gexpro Services and Gulf Sub, Inc., a wholly-owned subsidiary of Lawson (“Merger Sub 2”) (the “Bell Action”). On February 11, 2022, a lawsuit entitled John Yurco v. Lawson Products, Inc. et al.,

Case No. 1:22-cv-01201, was filed in the United States District Court for the Southern District of New York against Lawson and the members of the Lawson board of directors (the “Yurco Action”). On February 24, 2022, the Yurco Action was voluntarily dismissed by the plaintiff. On March 3, 2022, a lawsuit entitled Katherine Finger v. Lawson Products, Inc. et al., Case No. 1:22-cv-00287, was filed in the United States District Court for the District of Delaware against Lawson and the members of the Lawson board of directors (the “Finger Action”). On March 5, 2022, a lawsuit entitled John Kelly v. Lawson Products, Inc. et al., Case No. 1:22-cv-01894, was filed in the United States District Court for the Southern District of New York against Lawson and the members of the Lawson board of directors (the “Kelly Action”). On March 7, 2022, a lawsuit entitled Lewis D. Baker v. Lawson Products, Inc. et al., Case No. 2:22-cv-00842, was filed in the United States District Court for the Eastern District of Pennsylvania against Lawson and the members of the Lawson board of directors (the “Baker Action”). On March 10, 2022, the Stein Action and the Kelly Action were voluntarily dismissed by the respective plaintiffs. On March 17, 2022, the Hopkins Action and the Baker Action were voluntarily dismissed by the respective plaintiffs. On March 24, 2022, the Bell Action was voluntarily dismissed by the plaintiff. The Finger Action alleges that the defendants violated Sections 14(a) (and Rule 14a-9 promulgated thereunder) and 20(a) of the Exchange Act by, among other things, omitting certain allegedly material information with respect to the Mergers (as defined in Note 1) in the Company's proxy statement. The Finger Action seeks, among other things, injunctive relief, money damages and the costs of the Finger Action, including reasonable attorneys’ and experts’ fees.

Lawson and the members of its board of directors disagree with and intend to vigorously defend against the Finger Action. If the Finger Action is not resolved favorably, the Finger Action could result in additional costs to Lawson, including costs associated with the indemnification of directors. Additional plaintiffs may file lawsuits against Lawson and/or its directors and officers in connection with the Mergers. For example, on March 9, 2022, purported Lawson stockholder Keith Butler sent a letter to Lawson demanding that Lawson amend or supplement the Company’s proxy statement with information with respect to the Mergers. At this time, the Company is unable to estimate the ultimate outcome of the Finger Action or meaningfully quantify how the final resolution of the Finger Action may impact on its business, financial condition and results of operations.

In addition, on each of February 2, 2022, February 14, 2022 and February 15, 2022, purported Lawson stockholders made demands pursuant to Section 220 of the Delaware General Corporation Law to inspect certain books and records of Lawson (collectively, the “Books and Records Demands”). One stated purpose of the Books and Records Demands is to investigate questions of director disinterestedness and independence and the alleged possibility of wrongdoing, mismanagement and/or material non-disclosure related to the Special Committee’s and the Lawson board of directors’ approval of the Mergers. In addition, on March 16, 2022, one of the purported Lawson stockholders who previously made a Books and Records Demand filed a lawsuit entitled Robert Garfield v. Lawson Products, Inc., Case No. 2022-0252, in the Court of Chancery of the State of Delaware against Lawson (the “Garfield Action”). On March 22, 2022, another of the purported Lawson stockholders who previously made a Books and Records Demand filed a lawsuit entitled Jeffrey Edelman v. Lawson Products, Inc., Case No. 2022-0270, in the Court of Chancery of the State of Delaware against Lawson (the “Edelman Action”). The Garfield Action and the Edelman Action are collectively referred to as the “Books and Records Actions.” The Books and Records Actions seek to compel inspection of certain books and records of Lawson to investigate questions of director disinterestedness and independence and the alleged possibility of wrongdoing, mismanagement and/or material non-disclosure related to the Special Committee’s and the Lawson board of directors’ approval of the Mergers. Pursuant to a stipulation approved by Delaware Court of Chancery on March 24, 2022, the Books and Records Actions are being held in abeyance until May 23, 2022. Lawson and the members of its board of directors disagree with and intend to vigorously defend against the Books and Records Actions and any claim, if asserted, arising from the other Books and Records Demands. Due to the inherent uncertainties of these demands, the Company is not able to predict either the outcome of these demands on its business, financial condition and results of operations, or a range of reasonably possible losses, if any, at this time. Accordingly, no amounts have been recorded in the condensed consolidated financial statements for these matters.

Environmental matter

In 2012, it was determined a Company owned site in Decatur, Alabama, contained hazardous substances in the soil and groundwater as a result of historical operations prior to the Company's ownership. The Company retained an environmental consulting firm to further investigate the contamination, prepare a remediation plan, and enroll the site in the Alabama Department of Environmental Management (“ADEM”) voluntary cleanup program.

A remediation plan was approved by ADEM in 2018. The plan consists of chemical injections throughout the affected area, as well as subsequent monitoring of the area. The injection process was completed in the first quarter of 2019 and the environmental consulting firm is monitoring the affected area. At March 31, 2022 the Company had less than $0.1 million accrued for potential monitoring costs. The costs for future monitoring are not significant and have been fully accrued. The Company does not expect to capitalize any amounts related to the remediation plan.

Note 15 — Related Party Transactions

During the three months ended March 31, 2022, the Company purchased approximately $0.5 million of inventory from a company owned by Luther King Capital Management Corporation (“LKCM”) at fair market value. The entire value of the purchase was prepaid per the terms of the purchase agreement. Approximately $0.2 million of the inventory was received by the end of the first quarter 2022, with the remaining amount scheduled to be received in the second quarter 2022. No liabilities exist with respect to this transaction as of March 31, 2022. The Company believes that this transaction is on terms comparable to those that the Company could reasonably expect in an arm’s length transaction with an unrelated third party.

TestEquity and Gexpro Services Mergers

As of April 1, 2022, the Closing Date of the TestEquity Merger and Gexpro Services Merger, entities affiliated with Luther King Capital Management Corporation (“LKCM”) and J. Bryan King (the Chairman of the Lawson board of directors), including private investment partnerships for which LKCM serves as investment manager, beneficially owned a majority of the ownership interests in the TestEquity Equityholder (which in turn owned all of the outstanding equity interests of TestEquity as of immediately prior to the completion of the TestEquity Merger). As of the Closing Date, Mr. King was a director of the TestEquity Equityholder. In addition, as of the Closing Date, Mark F. Moon (a member of the Lawson board of directors) was a director of, and held a direct or indirect equity interest in, the TestEquity Equityholder.

As of the Closing Date of the Mergers, entities affiliated with LKCM and Mr. King, including private investment partnerships for which LKCM serves as investment manager, beneficially owned a majority of the ownership interests in the Gexpro Services Stockholder (which in turn owned all of the outstanding stock of Gexpro Services as of immediately prior to the completion of the Gexpro Services Merger).

As of the day immediately preceding the Closing Date, entities affiliated with LKCM and Mr. King beneficially owned approximately 48% of the shares of Lawson common stock outstanding as of the day immediately preceding the Closing Date.

As a result of and after the consummation of the Mergers, entities affiliated with LKCM and J. Bryan King (the Chairman of the Lawson board of directors) beneficially owned in the aggregate approximately 14,640,000 shares of Lawson common stock as of the Closing Date, which shares represented approximately 75% of the shares of Lawson common stock outstanding as of the Closing Date after giving effect to the issuance of shares as of the Closing Date in connection with the consummation of the Mergers. Such aggregate share amount does not include any of the up to 700,000 additional shares of Lawson common stock or any of the up to 1,000,000 additional shares of Lawson common stock potentially issuable to the TestEquity Equityholder and the Gexpro Services Stockholder, respectively, in accordance with the earnout provisions of the TestEquity Merger Agreement and the Gexpro Services Merger Agreement, respectively, summarized in Note 1 - Summary of Significant Accounting Policies and Other Information.

Note 16 – Segment Information

The Company's operating segments, Lawson and Bolt Supply, also represent its reportable segments because of differences in the businesses' financial characteristics and the methods they employ to deliver product to customers. The results of the Company's operating segments are reviewed by the Company’s chief operating decision maker responsible for reviewing operating performance and allocating resources. The Lawson segment primarily relies on its large network of sales representatives to visit the customer at the customers' location and produce sales orders for product that is then shipped to the customer and also provides VMI services. The Bolt Supply segment primarily sells product to customers when the customers visit one of Bolt's 14 branch locations and the product is delivered to the customers at the point of sale. The Bolt Supply segment total assets include the value of the acquired intangibles and the related amortization within its operating income.

Financial information for the Company's reportable segments follows:

	(Dollars in thousands)
	Three Months Ended March 31,
	2022	2021
Revenue
Lawson	$104,902	$93,330
Bolt Supply	12,975	10,226
Consolidated total	$117,877	$103,556

Gross profit
Lawson	$55,531	$50,408
Bolt Supply	4,967	4,152
Consolidated total	$60,498	$54,560

Operating income
Lawson	$11,096	$4,256
Bolt Supply	980	554
Consolidated total	12,076	4,810

Interest expense	(95)	(323)
Other income, net	204	372
Income before income taxes	$12,185	$4,859

Note 17 - COVID-19 Risks and Uncertainties

Various events related to COVID-19 may continue to impact revenue, product sourcing, sales functions, and customers' ability to pay timely.

The government of the State of Illinois defines Lawson Products as an essential business. A change in this status could result in the temporary closure of our business if the COVID-19 pandemic worsens, and government restrictions are reimposed to require business shutdowns. The COVID-19 pandemic could result in a temporary closure of any or all of our office space, distribution facilities, or branch locations, as well as disruptions to our supply chain and interactions with our suppliers and customers. The pandemic has had and may in the future have a material adverse impact on future financial results, liquidity, and overall performance of the Company.

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act to provide certain relief as a result of the COVID-19 outbreak. The Company elected to defer a total of $3.5 million of employer side social security payments in accordance with the CARES Act. The Company paid $1.7 million of accrued deferred payroll taxes in the fourth quarter of 2021, and the remaining balance of $1.8 million is expected to be paid in the fourth quarter of 2022. The Company will continue to evaluate how the provisions of the CARES Act will impact its financial position, results of operations and cash flows.

The Company will continue to closely monitor the operating environment and will take appropriate actions to protect the safety of its employees, customers and suppliers.

Note 18 - Subsequent Events

TestEquity and Gexpro Services Mergers

Refer to Note 1 - Summary of Significant Accounting Policies and Other Information, for a description of the TestEquity Merger and the Gexpro Services Merger consummated on April 1, 2022.

Amended and Restated Credit Agreement

In connection with the TestEquity Merger and Gexpro Services Merger, Lawson entered into an Amended and Restated Credit Agreement. Refer to Note 9 - Credit Agreement, for a description of the agreement.

Retirement of CEO

On April 4, 2022, Michael G. DeCata, entered into an agreement pursuant to which he agreed to retire from his positions as President and Chief Executive Officer and as a member of the Board of Directors of Lawson, effective May 1, 2022. In connection with Mr. DeCata’s retirement, a Lawson subsidiary and Mr. DeCata entered into a Retirement and Consulting Agreement, dated as of April 4, 2022, pursuant to which Mr. DeCata agreed to provide consulting and advisory services from time to time through May 1, 2026. As part of the succession plan, Cesar Lanuza was appointed as President and Chief Executive Officer of the Lawson subsidiary that operates Lawson's business operations other than TestEquity and Gexpro Services, effective April 4, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales Drivers

The North American MRO market is highly fragmented. We compete for business with several national distributors as well as a large number of regional and local distributors. The MRO business is significantly impacted by the overall strength of the manufacturing sector of the U.S. economy which has been significantly affected by the COVID-19 pandemic. One measure used to evaluate the strength of the industrial products market is the Purchasing Managers Index (PMI) published by the Institute for Supply Management. The PMI is a composite index of economic activity in the United States manufacturing sector. A measure of that index above 50 generally indicates expansion of the manufacturing sector while a measure below 50 generally represents contraction. The average monthly PMI was 57.8 in the first quarter of 2022 compared to 61.4 in the first quarter of 2021.

Our sales are also influenced by the number of sales representatives and their productivity. Our average sales rep headcount for the first quarter of 2022 was 1,026 sales representatives. This is compared to the average sales representative headcount of 1,083 sales representatives in the first quarter of 2021. Lawson segment sales representative productivity, measured as sales per rep per business day, increased 16.4% to $1.583 thousand in the first quarter of 2022 compared to $1.360 thousand in the prior year quarter. The increase in sales rep productivity was primarily driven by the realization of price increases instituted throughout 2021 and in the first quarter of 2022 and increased sales with fewer sales reps. These price increases were enacted to primarily offset rising supplier costs caused by inflation and increased transportation and labor costs. We plan to continue concentrating our efforts on increasing the productivity and size of our sales team.

Supply Chain Disruptions

Along with the broader economy, we continue to be affected by rising supplier costs caused by inflation and increased transportation and labor costs. This results in challenges in acquiring and receiving inventory in a timely fashion and fulfilling customer orders, which has offset some of the sales gains we recorded in 2022 compared to 2021. The supply chain disruptions have also led to higher product costs which have contributed to lower gross margins as a percentage of sales compared to the prior year. We have instituted various price increases during 2021 and 2022 in response to rising supplier costs, as well as increased transportation and labor costs. Further discussion in included within the financial discussion of the Management's Discussion and Analysis of Financial Condition and Results of Operations.

TestEquity and Gexpro Services Mergers

Refer to the section entitled "Recent Events" in Note 1 - Summary of Significant Accounting Policies and Other Information included in Part I. Item 1. Financial Statements, which section is incorporated herein by reference, for a description of the TestEquity Merger and Gexpro Services Merger consummated on April 1, 2022.

Cyber Security Incident

In February 2022, Lawson became aware that its computer network was the subject of a cyber incident potentially involving unauthorized access. It is possible that certain confidential business information and personnel records may have been compromised in the past. Lawson has engaged a cybersecurity forensics firm to assist in the investigation of the incident and to assist in securing its computer network.

Depending on the nature of any information that may have been compromised, Lawson may be required to notify the parties whose information was compromised of the incident as well as various governmental agencies and may be required to take other actions in the future, such as offering credit monitoring services. Lawson is continuing to investigate the incident as well as potential corrective and remedial actions to take in respect of the incident. The Company has not incurred material costs and at this time, is unable to estimate the total cost of any remediation that may be required.

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

Critical Accounting Policies and Use of Estimates

The condensed consolidated financial statements were prepared in accordance with GAAP. A discussion of our critical accounting policies and estimates is contained in our 2021 annual report on Form 10-K within Part II, Item 7 and Item 8, Note 2. Please refer to these disclosures for further information regarding our critical accounting polices and use of estimates. There have been no significant changes to our previously disclosed critical accounting polices and use of estimates.

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

Adjusted operating income is defined by us as GAAP operating income excluding stock-based compensation, severance expense, and other non-recurring items in the period in which these items are incurred. Operating income was $12.1 million for the first quarter of 2022 compared to $4.8 million for the first quarter of 2021. Excluding stock-based compensation, severance expense, acquisition costs and other non-recurring items, adjusted non-GAAP operating income was $7.1 million in the first quarter of 2022 compared to $7.2 million in the first quarter of 2021.

The decrease in non-GAAP adjusted operating income in the first quarter 2022 compared to the prior year quarter was driven by increased supplier costs, higher selling expenses due to higher sales, and higher health insurance costs compared to the prior quarter. These items were partially offset by higher sales driven primarily by the realization of price increases instituted throughout 2021 and in the first quarter of 2022 to offset rising costs.

Reconciliation of GAAP Operating Income to Non-GAAP Adjusted Operating Income (Unaudited)
	Three Months Ended March 31,
(Dollars in thousands)	2022	2021

Operating income as reported per GAAP	$12,076	$4,810
Stock-based compensation (benefit) expense (1)	(8,595)	1,000
Severance expense (2)	626	404
Costs related to merger agreements (3)	2,974	—
Employee acquisition costs (4)	—	172
Inventory reserves (5)	—	825
Non-GAAP adjusted operating income	$7,081	$7,211

(1)    Expense for stock-based compensation, of which a portion varies with the Company's stock price.
(2)    Includes severance expense from actions taken in 2022 and 2021.
(3)    Primarily costs related to the negotiation, review and execution of the merger agreements relating to Lawson’s business combination with TestEquity and Gexpro Services consummated on April 1, 2022.
(4)    Includes retention costs for actions taken in 2021 related to the Partsmaster acquisition.
(5)    Includes expense for 2021 Partsmaster inventory rationalization plan and write-down of personal protective equipment inventory to net realizable value.

Three months ended March 31, 2022 compared to three months ended March 31, 2021

	2022		2021
(Dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales

Revenue	$117,877	100.0%	$103,556	100.0%
Cost of goods sold	57,379	48.7%	48,996	47.3%
Gross profit	60,498	51.3%	54,560	52.7%

Operating expenses:
Selling expenses	26,310	22.3%	23,802	23.0%
General and administrative expenses	22,112	18.8%	25,948	25.0%
Operating expenses	48,422	41.1%	49,750	48.0%

Operating income	12,076	10.2%	4,810	4.6%

Interest expense	(95)	(0.1)%	(323)	(0.3)%
Other income, net	204	0.2%	372	0.4%

Income before income taxes	12,185	10.3%	4,859	4.7%

Income tax expense	3,199	2.7%	1,263	1.2%

Net income	$8,986	7.6%	$3,596	3.5%

Revenue and Gross Profits

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2022	2021	Amount	%

Revenue
Lawson	$104,902	$93,330	$11,572	12.4%
Bolt Supply	12,975	10,226	2,749	26.9%
Consolidated	$117,877	$103,556	$14,321	13.8%

Gross profit
Lawson	$55,531	$50,408	$5,123	10.2%
Bolt Supply	4,967	4,152	815	19.6%
Consolidated	$60,498	$54,560	$5,938	10.9%

Gross profit margin
Lawson	52.9%	54.0%
Bolt Supply	38.3%	40.6%
Consolidated	51.3%	52.7%

Revenue

Total sales increased 13.8% to $117.9 million in the first quarter of 2022 compared to $103.6 million in the first quarter of 2021. The increase in sales compared to the prior year quarter was primarily driven by the realization of price increases enacted throughout 2021 and in the first quarter of 2022 to offset rising supplier costs and one additional selling day in 2022. Bolt Supply sales improved 26.9% compared to the prior year quarter driven by realization of prior period price increases enacted to offset rising supplier costs, continued strength in branch location sales and a recovery of direct sales to oil and gas customers. The first quarter 2022 had one more selling day than the prior year quarter.

Gross Profit

Reported gross profit increased $5.9 million to $60.5 million in the first quarter of 2022 compared to $54.6 million in the prior year quarter primarily as a result of increased sales. Consolidated gross profit as a percent of sales was 51.3% in the first quarter of 2022 compared to 52.7% in the prior year quarter. Gross margin percentage for the first quarter 2022 was impacted by increased supplier costs from inflation, supply chain disruptions and a sales shift toward lower margin customers. Price increases enacted throughout 2021 and the first quarter of 2022 have partially offset the negative impacts of these higher costs.

The Lawson segment gross margin, defined as margin generated by Lawson MRO as a percent of sales was 52.9% in the first quarter 2022 compared to 54.0% a year ago quarter. The realization of customer price increases, along with product sourcing and labor allocation, partially offset increased supplier costs in the current year quarter. The decrease in Bolt Supply gross margin as a percent of sales compared to the prior year quarter was also driven by increased sales to lower margin customers in the oil and gas industry.

Selling, General and Administrative Expenses

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2022	2021	Amount	%

Selling expenses
Lawson	$25,370	$22,891	$2,479	10.8%
Bolt Supply	940	911	29	3.2%
Consolidated	$26,310	$23,802	$2,508	10.5%

General and administrative expenses
Lawson	$19,065	$23,261	$(4,196)	(18.0)%
Bolt Supply	3,047	2,687	360	13.4%
Consolidated	$22,112	$25,948	$(3,836)	(14.8)%

Selling expenses consist of compensation and support for our sales representatives. Selling expenses increased to $26.3 million in the first quarter of 2022 compared to $23.8 million in the prior year quarter. Higher selling expense in the first quarter 2022 compared to the prior year quarter was primarily driven by costs incurred to support the increased sales and increased health insurance costs. As a percent of sales, selling expenses decreased to 22.3% from 23.0% in the first quarter of 2021 driven by expenses allocated over a larger sales base.

General and administrative expenses consist of expenses to operate our distribution network and overhead expenses to manage the business. General and administrative expenses decreased to $22.1 million in the first quarter of 2022 from $25.9 million in the prior year quarter. The decrease in general and administrative expenses was driven by a stock-based compensation benefit of $8.6 million in the first quarter 2022 compared to expense of $1.0 million in the prior year quarter. A portion of our stock based compensation fluctuates with our stock price. This benefit was partially offset by costs of $3.0 million incurred in the first quarter of 2022 related to the Mergers with TestEquity and Gexpro Services, which were consummated on April 1, 2022. Excluding stock-based compensation, severance and acquisition related costs, general and administrative expense increased by $2.7 million compared to the prior year quarter. This increase was driven primarily by higher employee related costs including additional health insurance claims of approximately $1.5 million.

Interest Expense

Interest expense was $0.1 million in the first quarter of 2022 compared to $0.3 million of interest expense in the prior year quarter.

Other Income, Net

Other income, net decreased $0.2 million in the first quarter of 2022 over the prior year quarter primarily due to Canadian currency exchange rate effect.

Income Tax Expense

Income tax expense was $3.2 million, resulting in a 26.3% effective tax rate for the three months ended March 31, 2022 compared to income tax expense of $1.3 million and an effective tax rate of 26.0% for the three months ended March 31, 2021. The effective tax rate in both periods is higher than the U.S. statutory rate primarily due to state taxes and other permanent items.

Liquidity and Capital Resources

Available cash and cash equivalents were $5.5 million on March 31, 2022 compared to $4.2 million on December 31, 2021.

Net cash used by operations for the three months ended March 31, 2022 was $0.2 million, primarily due to increased accounts receivables driven by higher sales and increased inventories due to increased supplier costs driven by inflation and global supply chain disruptions. The increased operating cash outflows were partially offset by operating cash inflows generated by realization of pricing actions taken to offset increased supplier costs.
Capital expenditures were $2.1 million and $0.8 million for the three month period ended March 31, 2022 and 2021, respectively, primarily for improvements to our distribution centers and information technology.

Cash provided by financing activities was $3.6 million for the first three months of 2022, primarily due to a net drawdown of $3.7 million on our Old Revolving Credit Facility due to increased working capital requirements and costs associated with the TestEquity Merger and Gexpro Services Merger.

In 2019, our Board of Directors authorized a program in which we may repurchase up to $7.5 million of our common stock from time to time in open market transactions, privately negotiated transactions or by other methods. We did not repurchase any shares of stock in the first three months of 2022 under this plan.

The Company anticipates that outstanding stock performance rights with a value of $4.2 million at March 31, 2022 will be paid out within the next twelve months prior to expiration.

Old Revolving Credit Facility

On March 31, 2022, we had $15.6 million in outstanding borrowings and $83.4 million of borrowing availability remaining, net of outstanding letters of credit, under our Old Revolving Credit Facility.

Along with certain standard terms and conditions of our 2019 Credit Agreement governing our Old Revolving Credit Facility, we were able to borrow up to 3.25 times our EBITDA, as defined, and required to maintain a minimum fixed charge ratio, as defined, of 1.15. As of March 31, 2022, we were in compliance with all financial covenants.

While we were in compliance with our financial covenants included in our 2019 Credit Agreement for the quarter ended March 31, 2022, failure to meet the covenant requirements of the Amended and Restated Credit Agreement in future quarters could lead to higher financing costs, increased restrictions, or reduce or eliminate our ability to borrow funds and could have a material adverse effect on our business, financial condition and results of operations.

We believe cash provided by operations and funds available under our Amended and Restated Credit Agreement are sufficient to fund our operating requirements, strategic initiatives and capital improvements, although we cannot provide assurance that events beyond our control will not have a material adverse impact on our liquidity.

Amended and Restated Credit Agreement

Subsequent to quarter end, on April 1, 2022, in connection with the TestEquity Merger and Gexpro Services Merger, Lawson entered into an Amended and Restated Credit Agreement. Refer to Note 9 - Credit Agreement which is incorporated herein by reference, for a description of the agreement.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEMS 3, 4 and 5 of Part II are not applicable and have been omitted from this report.

ITEM 1. LEGAL PROCEEDINGS

See Note 14 - Commitments and Contingencies to our condensed consolidated financial statements, included in Part I. Item 1. Financial Information, which is incorporated herein by reference, for a description of certain of our pending legal proceedings. In addition, the Company is involved in legal actions that arise in the ordinary course of business. It is the opinion of management that the resolution of any currently pending litigation will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

Our operating results depend upon many factors and are subject to various risks and uncertainties, including those discussed below. The material risks and uncertainties known to us and described below may negatively affect our business, financial condition and results of operations. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair or otherwise adversely affect our business, financial condition and results of operations, and may give rise to or amplify many of the risks discussed below.

Business Risks

A significant portion of our inventory may become obsolete.

Our business strategy requires us to carry a significant amount of inventory to meet rapid processing of customer orders. If our inventory forecasting and production planning processes result in inventory levels exceeding the levels demanded by customers or should our customers decrease their orders with us, our operating results could be adversely affected due to costs of carrying the inventory and additional inventory write-downs for excess and obsolete inventory.

Work stoppages and other disruptions at transportation centers or shipping ports, along with other supply chain disruptions, may adversely affect our ability to obtain inventory and make deliveries to our customers.

Our ability to rapidly process customer orders is an integral component of our overall business strategy. Interruptions at our company operated facilities or disruptions at a major transportation center or shipping port, due to events such as severe weather, labor interruptions, natural disasters, acts of terrorism or other events, could affect our ability to maintain core products in inventory, deliver products to our customers on a timely basis or adversely affect demand for our products, which may in turn adversely affect our business, financial condition and results of operations. Similarly, other supply chain disruptions have impacted our ability to maintain certain core products in inventory and deliver products to customers on a timely basis, and may continue to impact our ability to do so. Such supply chain disruptions may adversely affect our business, financial condition and results of operations.

TestEquity relies on a single supplier for a significant amount of its product inventory, and any disruptions in such supplier’s business, operations or financial condition, or TestEquity’s relationship with such supplier, could have a material adverse effect on our business, financial condition and results of operations.

TestEquity relies on a single supplier for a significant amount of its product inventory, including electronic test and measurement equipment. Any disruptions in that particular supplier’s business, operations or financial condition, or TestEquity’s relationship with this significant supplier, could have a material adverse effect on our business, financial condition and results of operations.

Changes in our customers, product mix and pricing strategy could cause our gross margin percentage to decline in the future.

From time to time, our businesses have experienced overall changes in the product mix demand of customers. When customers or product mix changes, there can be no assurance that we will be able to maintain our gross profit margins. Changes in our customers, product mix, volume of orders or prices charged, along with additional freight costs or lower productivity levels, could cause our gross profit margin percentage to decline. Our gross margin percentage may also come under pressure in the future if we increase the percentage of national accounts in our customer base, as sales to these customers are generally at lower margins.

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

Our technologies, systems and networks (and those of our business partners) have been and may in the future be the target of cyber attacks and/or information security incidents that may have resulted in, or may in the future result in, the unauthorized release, misuse, loss or destruction of proprietary, personal and other information, or other disruption of our business operations. For example, in February 2022, Lawson became aware that its computer network was the subject of a cyber incident potentially involving unauthorized access. It is possible that certain confidential business information and personnel records may have been compromised in the past, and may be compromised in the future. Depending on the nature of any information that may have been or may in the future be compromised, we may be required to notify the parties whose information was compromised of the incident as well as various governmental agencies and may be required to take other actions in the future, such as offering credit monitoring services.

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

The inability to successfully recruit, integrate and retain productive sales representatives could adversely affect our business and operating results.

We have committed to a plan to increase the size of our sales force. A successful expansion in our sales force requires us to identify under-served territories that offer the greatest potential growth opportunity, locate and recruit talented sales representatives, provide them with the proper training, and successfully integrate them into our organization. This expansion will require significant investment in capital and resources. The failure to identify the optimal sales territories, recruit and retain quality sales representatives and provide them with sufficient support could adversely affect our business, financial condition and results of operations.

It is also critical to retain the experienced and productive sales representatives that have historically contributed to the successes of our businesses. Failure to retain a sufficient number of talented, experienced and productive sales representatives could adversely affect our business, financial condition and results of operations.

Failure to retain talented employees, managers and executives could negatively impact our business and operating results.

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

We strive to improve operational efficiencies throughout our organization and to identify and initiate changes intended to improve our internal operations. The implementation of changes to our current operations involve a risk that the changes may not work as intended, may disrupt related processes, may not be properly applied or may not result in accomplishing the intended efficiencies. Failure to successfully manage the implementation of these changes could lead to disruptions in our operations.

The inability to successfully integrate additional acquisitions into our organization could adversely affect our operations and operating results.

One of our growth strategies is to actively pursue additional acquisition opportunities which complement our business model. However, there are risks associated with pursuing acquisitions, which include the incurrence of significant transaction costs without the guarantee that such transactions will be completed. Further, we may fail to successfully identify the right opportunities and/or to successfully integrate the acquired businesses, operations, technologies, systems and/or personnel with those of Lawson, which could adversely affect our business, financial condition and results of operations. See also the section entitled “Item 1A. Risk Factors – TestEquity Merger and Gexpro Services Merger Risks” for a discussion of various additional risk factors relating to our completed business combination with TestEquity and Gexpro Services.

We operate in highly competitive markets.

The marketplaces in which we operate are highly competitive. Our competitors include large and small companies with similar or greater market presence, name recognition, and financial, marketing, and other resources. We believe the competition will continue to challenge our business with their product selection, financial resources and services.

Changes that affect governmental and other tax-supported entities could negatively impact our sales and earnings.

A portion of our sales are derived from the United States military and other governmental and tax-supported entities. These entities are largely dependent upon government budgets and require adherence to certain laws and regulations. A decrease in the levels of defense and other governmental spending or the introduction of more stringent governmental regulations and oversight, could lead to reduced sales or an increase in compliance costs which would adversely affect our business, financial condition and results of operations.

Debt Financing Risks

We have a significant amount of indebtedness, and our significant indebtedness could adversely affect our business, financial condition and results of operations.

We incurred a significant amount of indebtedness in connection with the Mergers, and our significant indebtedness includes a significant amount of indebtedness under our credit agreement. In addition, we may be able to incur a significant amount of additional indebtedness, subject to the terms and restrictions of our credit agreement. Our indebtedness could have significant consequences on our future operations, including:

•events of default if we fail to comply with the financial and other covenants contained in the credit agreement and/or other agreements governing our debt instruments, which could result in all of the debt becoming immediately due and payable or require us to negotiate an amendment to financial or other covenants that could cause us to incur additional fees and expenses;

•reducing the availability of our cash flow to fund working capital, capital expenditures, investments, acquisitions and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes;

•limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industries in which we operate, and the overall economy;

•limiting our ability to buy back common stock or pay dividends;

•placing us at a competitive disadvantage compared to any of our competitors that have less debt or are less leveraged; and

•increasing our vulnerability to the impact of adverse economic and industry conditions.

Our ability to meet our payment and other obligations under our debt instruments will depend on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure that we will generate cash flow from operations, or that future borrowings will be available to us, in an amount sufficient to enable us to meet our indebtedness obligations and to fund other liquidity needs.

Failure to adequately fund our operating and working capital needs through cash generated from operations and cash available through our credit agreement could negatively impact our ability to invest in our business and maintain our capital structure.

Our business requires investment in working capital and fixed assets. We expect to fund these investments from cash generated from operations and funds available from our credit agreement. Failure to generate sufficient cash flow from operations or from our credit agreement could cause us to have insufficient funds to operate our business. Adequate funds may not be available when needed or may not be available on favorable terms.

Failure to meet the covenant requirements of our credit agreement could lead to higher financing costs and increased restrictions and reduce or eliminate our ability to borrow funds.

Our credit agreement contains financial and other restrictive covenants. These covenants could adversely affect us by limiting our financial and operating flexibility as well as our ability to plan for and react to market conditions and to meet our capital needs. Failure to meet these covenant requirements could lead to higher financing costs and increased restrictions, reduce or eliminate our ability to borrow funds, or accelerate the payment of our indebtedness. In addition, prior to the closing of the TestEquity Merger, TestEquity was in default of certain debt covenants of its term loan and revolving line of credit agreements. In connection therewith, on September 6, 2019, February 28, 2020, March 27, 2020, October 9, 2020 and June 30, 2021, TestEquity entered into forbearance agreements with its lender. Such term loan and revolving line of credit agreements were terminated in connection with the closing of the TestEquity Merger.

If we require more liquidity than is available to us under our credit agreement, we may need to raise additional funds through debt or equity offerings which may not be available when needed or may not be available on terms favorable to us. Should funding be insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

Common Stock Risks

The market price of our common stock may decline.

The price of our common stock could decrease if our financial performance is inadequate or does not meet investors' expectations, if there is deterioration in the overall market for equities, if large amounts of shares are sold in the market, if there is index trading, or if investors have concerns that our business, financial condition, results of operations and capital requirements are negatively impacted by an economic downturn or any other adverse development.

Entities affiliated with Luther King Capital Management Corporation and J. Bryan King beneficially own a significant majority of the outstanding shares of Lawson common stock and therefore have significant influence over our company, and this influence could delay or deter a change in control or other business combination or otherwise cause us to take actions with which you may disagree.

As of April 1, 2022, after giving effect to the issuance of shares of Lawson common stock on such date in connection with the Mergers, entities affiliated with Luther King Capital Management Corporation ("LKCM") beneficially owned in the aggregate approximately 75% of the outstanding shares of Lawson common stock as of such date. J. Bryan King, a director of the Company, is the Principal of LKCM. As a result, LKCM has significant influence over the outcome of matters requiring a stockholder vote, including the election of directors and the approval of other significant matters, and LKCM’s interests may not align with the interests of other stockholders. This concentration of ownership could also have the effect of delaying or preventing a change of control or other business combination that might be beneficial to our stockholders.

In addition, as a result of this concentrated ownership interest, Lawson believes that it qualifies as a “controlled company,” as that term is defined by Rule 5615(c) of the NASDAQ Listing Rules and, accordingly, Lawson believes that, if it so desired, it would be generally exempt from the requirements of Rule 5615(c) of the NASDAQ Listing Rules that would otherwise require Lawson to have:

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

Additionally, a facility we own in Decatur, Alabama, was found to contain hazardous substances in the soil and groundwater as a result of historical operations prior to our ownership. We retained an environmental consulting firm to further investigate the contamination, including measurement and monitoring of the site. The Company concluded that further remediation was required, and accordingly, has made an accrual for the estimated cost of this environmental matter. A remediation plan was approved by the Alabama Department of Environmental Management and the remediation of the affected area is ongoing. Additional procedures may be required that could negatively impact our business, financial condition and results of operations.

Our results of operations could be affected by changes in taxation.

Our results of operations could be affected by changes in tax rates, audits by taxing authorities or changes in laws, regulations and their interpretation. Changes in applicable tax laws and regulations could affect our ability to realize our deferred tax assets, which could adversely affect our results of operations.

COVID-19 and Other Infectious Disease Risks

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

If the COVID-19 pandemic worsens, some or all of our facilities (including distribution facilities and/or branch locations) could be required to temporarily close, which would negatively impact our operations. Other disruptions to our supply chain such as reduced capacity or temporary shutdowns of freight carriers could also negatively impact Company performance.

Our sales results may be negatively impacted in the future by any social distancing guidelines and government mandated shelter in place orders that would prevent our sales representatives from visiting customers in person, or that would otherwise reduce customer visits to our branch locations. The reduction of operations and temporary shut down by many of our customers in response to COVID-19 has also negatively impacted our sales and ability to collect on existing credit balances, and we may continue to be impacted by those reductions and shut downs until the pandemic ends.

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

TestEquity Merger and Gexpro Services Merger Risks

Completion of the Mergers resulted in the issuance of a significant number of shares of Lawson common stock, and may result in the issuance of a significant number of additional shares of Lawson common stock, which could have a negative effect on the price of Lawson common stock.

We issued an aggregate of 10.3 million shares of Lawson common stock on April 1, 2022 in connection with the closing of the Mergers. In addition, we could be obligated to issue up to an aggregate of 1.7 million additional shares of Lawson common stock in accordance with the earnout provisions of the Merger Agreements. The issuance of such a significant number of shares of Lawson common stock could have a negative effect on the market price of Lawson common stock. Such downward pressure could also encourage short sales by certain investors, which could place further downward pressure on the market price of Lawson common stock.

In addition, in accordance with the Merger Agreements, Lawson granted to certain entities affiliated with LKCM certain registration rights with respect to the shares of Lawson common stock that Lawson has issued, and would be required to issue, in connection with the Mergers. Any sales of those shares, or the anticipation of the possibility of such sales, could create downward pressure on the market price of Lawson common stock.

There may be difficulties in combining certain operations of TestEquity’s and Gexpro Services’ respective businesses with our legacy operations, and the failure to successfully combine those operations within our expected timetable could adversely affect our future results and the market price of our common stock.

The Mergers involve the combination of businesses that previously operated as independent businesses. We have been devoting, and will continue to need to devote, significant management attention and resources to combining certain business operations of TestEquity and Gexpro Services with our legacy business operations and attending to other post-closing matters. This may decrease the time our management team will have to manage our businesses, service existing customers, attract new customers and develop new products, services and strategies. One potential consequence of such distractions could be the failure of management to realize other opportunities that could be beneficial to us.

If our management is not able to effectively manage the process following the closing of the Mergers, or if any significant business activities are interrupted as a result of the process, our businesses could suffer.

Furthermore, it is possible that the Mergers could result in the loss of key employees. If we are not able to fully realize the anticipated savings and synergies in a timely manner, or the cost to achieve these synergies is greater than expected, we may not fully realize the anticipated benefits (or any benefits) of the Mergers, or it may take longer than expected to realize any benefits. The failure to fully or timely realize the anticipated benefits could have a negative effect on the market price of Lawson common stock.

We are subject to business uncertainties as a result of the Mergers that could materially and adversely affect our businesses.

Uncertainty about the effect of the Mergers on employees, customers, suppliers and others having business relationships with our company may have a material and adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel for a period of time after the closing of the Mergers. These uncertainties could also cause our customers and suppliers and others that deal with us to seek to change existing business relationships with us. Employee retention and recruitment may be challenging for the combined company as employees and prospective employees may experience uncertainty about their future roles with the combined company. Furthermore, no assurance can be given that after the Mergers we will be able to attract or retain key management personnel or other key employees to the same extent that legacy Lawson, TestEquity and Gexpro Services had been previously able to attract or retain their own employees. The departure of existing key employees or the failure of potential key employees to accept employment with the combined company, despite our retention and recruiting efforts, could have a material adverse impact on our business, financial condition and operating results.

We have incurred and may continue to incur significant transaction costs in connection with the Mergers.

We have incurred and may continue to incur significant, non-recurring costs in connection with consummating the Mergers. Non-recurring transaction costs include, but are not limited to, fees paid to legal, accounting and financial advisors, filing fees and other costs. Additional unanticipated costs may be incurred in the combination process.

Lawson’s estimates and judgments related to the acquisition accounting models used to record the purchase price allocation in connection with the Mergers may be inaccurate.

Lawson’s management will make significant accounting judgments and estimates for the application of acquisition accounting under GAAP and the underlying valuation models in connection with the Mergers. Our business, financial condition and results of operations could be materially and adversely impacted in future periods if our accounting judgments and estimates related to these models prove to be inaccurate.

We may be required to recognize impairment charges for goodwill and other intangible assets.

As a result of the closing of the Mergers on April 1, 2022, we expect to have an amount of goodwill and other intangible assets on our future balance sheets that is significantly greater than the amount of goodwill and other intangible assets on Lawson’s March 31, 2022 consolidated balance sheet. In accordance with GAAP, our management periodically assesses our goodwill and other intangible assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, an inability to effectively integrate acquired businesses, unexpected significant changes, planned changes in use of the assets, divestitures and market capitalization declines may impair goodwill and other intangible assets. Any charges relating to such impairments could materially and adversely affect our results of operations in the periods recognized, which could result in an adverse effect on the market price of Lawson common stock.

TestEquity’s and Gexpro Services’ international operations subject us to additional legal and regulatory regimes.

TestEquity has business operations and/or sales in a number of foreign countries, including Canada, Mexico and the United Kingdom, and Gexpro Services has business operations and/or sales in a number of foreign countries, including Hungary and China. As a result of the completion of the Mergers, we are subject to a wider array of foreign legal and regulatory regimes (including tax regimes) than those to which we were subject prior to the completion of the Mergers. Compliance with diverse legal and regulatory requirements, including in connection with the movement or repatriation of cash, may be costly, time-consuming and require significant resources. Violations could result in significant fines or monetary damages, sanctions, prohibitions or restrictions on doing business and damage to our reputation. In addition, operating in foreign countries requires us to manage the potential conflicts between locally accepted business practices in any given jurisdiction and our obligations to comply with laws and regulations with respect to such jurisdictions, including anti-corruption laws or regulations applicable to Lawson, such as the U.S. Foreign Corrupt Practices Act (the “FCPA”) and the UK Bribery Act 2010 (the “UKBA”). The U.S., U.K. and other foreign agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against companies for violations of export controls, the FCPA, the UKBA, and other laws, rules, sanctions, embargoes and regulations, including those established by the Office of Foreign Assets Control (“OFAC”). Any violation of these legal requirements, even if prohibited by our policies, procedures and controls, could subject us to criminal or civil enforcement actions, penalties for non-compliance or otherwise have an adverse effect on our business and reputation.

Litigation relating to the Mergers could result in the payment of damages following the closing of the Mergers.

Lawson and members of the Lawson board of directors are and may in the future be parties, among others, to litigation related to the Merger Agreements and the Mergers. Among other remedies, the stockholders in the pending litigation seek, and other stockholders could seek, damages. The outcome of any legal proceedings are difficult to predict and any such lawsuits could result in substantial costs to us. The existence of litigation relating to the Mergers may also be costly and distracting to management. Further, the defense or settlement of any lawsuit or claim may adversely affect our business, financial condition, results of operations and cash flows. See Note 14 - Commitments and Contingencies to our condensed consolidated financial statements, included in Part I. Item 1. Financial Statements, for a description of certain of our pending legal proceedings relating to the Mergers, which are incorporated herein by reference.

As a result of the Mergers, Lawson’s ability to use its net operating losses and certain other tax attributes generated prior to the Mergers may be subject to limitation.

As a result of the Mergers, Lawson’s ability to use its net operating losses and certain other tax attributes generated prior to the Mergers may be subject to limitation.

TestEquity and Gexpro Services are private companies and may not have in place the financial organization, reporting and internal controls necessary for a public company.

TestEquity and Gexpro Services are private companies and may not have in place the financial organization, reporting and controls which are required for a U.S. public company. The cost of implementing this type of financial organization, reporting and controls in respect of TestEquity and Gexpro Services and integrating their financial reporting processes with our financial reporting processes may be significant. Furthermore, if the limitations in TestEquity’s or Gexpro Services’ financial organization, reporting and controls, or any failure to effectively integrate their financial reporting processes with our financial reporting processes, cause us to miss an SEC reporting deadline or otherwise not comply with an applicable law or regulation, we might, among other things, have a material weakness in our internal controls or violate our indebtedness covenants.

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

Adverse economic conditions could also affect our key suppliers and contractors. This could lead to us incurring additional expenses or result in delays in shipping products to our customers. Economic uncertainty can make it difficult to accurately predict future order activity and affect our ability to effectively manage inventory levels. There are no assurances that we would be able to establish alternative financing or obtain financing with terms similar to our existing financing arrangements, including our credit agreement.

Changes in energy costs, tariffs and the cost of raw materials used in our products could impact our cost of goods and distribution and occupancy expenses, which may result in lower operating margins.

Increases in the cost of raw materials used in our products (e.g., steel, brass, copper), increases in tariffs and increases in energy costs will raise the production costs of our vendors. Those vendors have typically looked to pass the higher costs along to us through price increases. If we are unable to fully pass such increased prices and costs through to our customers or to modify our activities, the impact would have an adverse effect on our operating profit margins and financial condition. On the other hand, a decrease in oil prices may result in weaker demand from oil and gas customers in the future, resulting in lower net sales. Changes in trade policies could affect our sourcing of product and ability to secure sufficient product and/or impact the cost or price of our products, with potentially negative impacts on our reported gross profits and results of operations.

Supply chain constraints, inflationary pressure, and labor shortages could impact our cost of goods, which may result in lower gross margins.

Our businesses have been and may continue to be impacted by supply chain constraints, resulting in inflationary pressure on material costs, longer lead times, port congestion, and increased freight costs. This results in challenges in acquiring and receiving inventory in a timely fashion and fulfilling customer orders. In addition, we have been and may continue to be impacted by labor shortages. This results in challenges in fulfilling customer orders and can have a negative impact on our operating results as we may be required to utilize higher-cost temporary labor. While we have instituted various price increases during 2022 in response to rising supplier costs, as well as increased transportation and labor costs, there can be no assurance that future cost increases can be partially or fully passed on to customers, or that the timing of such sales price increases will match our supplier cost increases. As a result, we are unable to predict the impact of these constraints on our business, financial condition and results of operations.

The Company is exposed to the risk of foreign currency changes.

A number of our subsidiaries are located and operate in Canada using the Canadian dollar as their functional currency. We also have business operations and/or sales in a number of other foreign countries, including China, Hungary, Mexico and the United Kingdom. Operating results denominated in foreign currencies are translated into U.S. dollars when consolidated into our financial statements. Therefore, we are exposed to market risk relating to the change in the value of such foreign currencies (including the Canadian dollar, the Mexican peso, the British pound sterling, the Euro, the Danish krone, the Brazil real, the Chinese renminbi, and the Turkish lira) relative to the U.S. dollar that could adversely affect our financial condition and operating results.

In addition, the revolving credit facility under our credit agreement is available to be drawn in U.S. dollars, Canadian dollars and any other additional currencies that may be agreed between us and our lenders. Any borrowings in Canadian dollars or any other foreign currency would expose us to market risk relating to the change in the value of such foreign currency in relation to the U.S. dollar.

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

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 000-10546) filed May 18, 2020.
3.2	Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K (File No. 000-10546) filed May 18, 2020.
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

10.21†
Amended and Restated Credit Agreement, dated as of April 1, 2022, by and among Lawson Products, Inc., the subsidiaries of Lawson Products, Inc. party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-10546) filed April 4, 2022.

10.22
Registration Rights Agreement, dated as of April 1, 2022, by and among Lawson Products, Inc., 301 HW Opus Investors, LLC and LKCM TE Investors, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-10546) filed April 4, 2022.

10.23*
Retirement and Consulting Agreement, dated as of April 4, 2022, by and between Lawson Products, Inc., an Illinois corporation, and Michael G. DeCata, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-10546) filed April 8, 2022.

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statement of Income and Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

101.INS	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended March 30, 2022, formatted in Inline XBRL
† Certain schedules and/or similar attachments omitted pursuant to Item 601(a)(5) of Regulation S-K promulgated by the U.S. Securities and Exchange Commission. The Company agrees to furnish supplementally a copy of any omitted schedule or similar attachment to the SEC upon request.
* Indicates management employment contracts or compensatory plans or arrangements.
** Filed herewith.
*** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAWSON PRODUCTS, INC.
(Registrant)

Dated:	April 28, 2022	/s/ Michael G. DeCata
Michael G. DeCata President, Chief Executive Officer, and Director (principal executive officer)

Dated:	April 28, 2022	/s/ Ronald J. Knutson
Ronald J. Knutson Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)

Dated:	April 28, 2022	/s/ David Lambert
David Lambert Vice President, Controller and Chief Accounting Officer (principal accounting officer)