Form 10-K/A
period 2021-12-31
LAWSON PRODUCTS INC/NEW/DE/
filed 2022-04-29
CIK 703604

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
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company”
Rule 12b-2
of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
Indicate by check mark whether the registrant is a shell company (as defined by
Rule 12b-2
of the Exchange Act).     Yes   ☐    No  ☑
The aggregate market value of the registrant’s voting stock held by non-affiliates
on June 30, 2021, based upon the closing price of the registrant’s Common Stock on that date, was approximately $237,752,000.
As of January 31, 2022, 9,115,584 shares of Common Stock were outstanding.

Auditor Name: BDO USA, LLP	Auditor Location: Chicago, IL	Auditor ID: 243
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
This Amendment No. 1 on Form
10-K/A
(this “Form
10-K/A”)
amends Lawson Products, Inc.’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2021 (the “Original Form
10-K”),
filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 24, 2022. The Original Form
10-K
omitted certain information required by Items 10 through 14 of Part III of Form
10-K
in reliance on General Instruction G(3) to Form
10-K,
which permits information required by the above-referenced Items to be incorporated by reference into a Form
10-K
from the registrant’s definitive proxy statement if such definitive proxy statement is filed no later than 120 days after the end of the fiscal year covered by the Form
10-K.
Because we will not file our definitive proxy statement for our 2022 annual meeting of stockholders within 120 days after the end of our last fiscal year, we are filing this Form
10-K/A
to (i) amend Items 10 through 14 of Part III of the Original Form
10-K
to include the information required by such Items and not included in the Original Form
10-K
and (ii) delete the reference on the cover of the Original Form
10-K
to the incorporation by reference of portions of our definitive proxy statement into Part III of the Original Form
10-K.
Pursuant to Rule
12b-15
under the Securities Exchange Act of 1934, as amended, we are also filing new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended, as exhibits to this Form
10-K/A.
Because no financial statements are included in this Form
10-K/A
and this Form
10-K/A
does not contain or amend any disclosure with respect to Items 307 or 308 of Regulation
S-K
promulgated by the SEC, paragraphs 3, 4 and 5 of the Section 302 certifications have been omitted. In addition, this Form
10-K/A
amends Item 15 of Part IV of the Original Form
10-K
to reflect the filing of these Section 302 certifications as exhibits. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002, as amended, as no financial statements are being filed with this Form 10-K/A
.
Except as described above, this Form
10-K/A
does not amend any of the other information set forth in the Original Form
10-K.
The Original
Form 10-K
continues to speak as of the date of the Original Form
10-K,
and we have not updated the disclosures contained in the Original Form
10-K
to reflect any events that occurred at a date subsequent to the filing of the Original Form
10-K
other than as expressly indicated in this Form
10-K/A.
Accordingly, this Form
10-K/A
should be read in conjunction with the Original Form
10-K
and with our filings with the SEC subsequent to the filing of the Original Form
10-K.

“Safe Harbor” Statement under the Securities Litigation Reform Act of 1995:
This Amendment No. 1 to Annual Report on
Form 10-K/A
contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms “aim,” “anticipate,” “believe,” “contemplates,” “continues,” “could,” “ensure,” “estimate,” “expect,” “forecasts,” “if,” “intend,” “likely,” “may,” “might,” “objective,” “outlook,” “plan,” “positioned,” “potential,” “predict,” “probable,” “project,” “shall,” “should,” “strategy,” “will,” “would,” and other words and terms of similar meaning and expression are intended to identify forward-looking statements. Forward-looking statements can also be identified by the fact that they do not relate strictly to historical or current facts. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions or beliefs and are subject to a number of factors, assumptions and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact the business include the risk factors set forth in Item 1A of the Original
Form 10-K,
as updated by the risk factors set forth in Part II, Item 1A of our Quarterly Report on Form
10-Q
for the fiscal quarter ended March 31, 2022.
The Company undertakes no obligation to update any such factors, assumptions and uncertainties or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events or otherwise. Any references to our website in this Amendment No. 1 to Annual Report on Form
10-K/A
are not and should not be considered an incorporation of information included on our website into this Amendment No. 1 to Annual Report on Form
10-K/A.
Lawson Products, Inc., a Delaware corporation, is referred to in this Form
10-K/A
from time to time as “Lawson,” “Lawson Products,” the “Company,” “we,” “us,” or “our.”

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
DIRECTOR INFORMATION
The current
By-Laws
of the Company provide that the Board of Directors shall consist of such number of members, between five and nine, as the Board determines from time to time. The size of the Board of Directors is currently set at seven members.
Our Board of Directors is comprised of the following persons as of the date of this Form
10-K/A:

Name	Age (1)	First Year Elected/ Appointed Director
Andrew B. Albert	76	2009
Michael G. DeCata	64	2013
I. Steven Edelson	62	2009
Lee S. Hillman	66	2004
J. Bryan King (Chairman of the Board)	51	2017
Mark F. Moon	59	2019
Bianca A. Rhodes	63	2021

(1)	Ages as of April 15, 2022.
Additional biographical information about our directors is set forth below:
Andrew B. Albert
has served as Managing Director and Operating Partner of Svoboda Capital Partners LLC, a private equity investment firm, since February 2007. From December 2000 through May 2006, Mr. Albert served as Chairman and Chief Executive Officer of Nashua Corporation, a manufacturer and converter of specialty paper products and toner. Mr. Albert also served as non-executive
Chairman of Nashua’s Board of Directors from December 2006 through September 2009. Mr. Albert serves as a Director on the Boards of Transco, Inc., a diversified industrial company, the Parkinson’s Foundation and the Advisory Board of the University of Wisconsin Entrepreneurship Center. These professional experiences, along with knowledge and experience acquired in managing distribution and technology firms, qualify Mr. Albert to serve as a Director.
Michael G. DeCata
was appointed President and CEO of Lawson Products on September 24, 2012. He was elected to the Board of Directors in 2013. As previously reported, Mr. DeCata has agreed that, effective as of May 1, 2022, Mr. DeCata will resign from his positions as President and CEO, and his position as a director of Lawson Products, and that he will serve a consultant to Lawson Products. Prior to his appointment as President and CEO of Lawson Products, Mr. DeCata worked in private equity, conducting acquisition analysis and due diligence for private equity firms in New York, Connecticut and Boston from 2009 to 2012. Prior to that, he was President of Chefs’ Warehouse, a $300 million specialty food distributor from 2006 to 2009. From 2008 until 2013, he served on the Board of Directors of Crescent Electric Supply. Prior to his position at Chefs’ Warehouse, he was the Vice President of Fleet Operations and also led the Contractor Supplies Division of United Rentals, a $4.0 billion construction equipment rental company. From 1997 until 2002, he led the eastern region of W.W. Grainger representing over $1.4 billion in sales and consisting of 152 branch locations and a team of approximately 2,000. Mr. DeCata began his career at General Electric and worked in a variety of cross-functional as well as cross-business positions from 1979 until 1997. Mr. DeCata currently serves on the Board of Directors of the National Association of Wholesale Distributors (“NAW”) as the Chairman of the Board of Directors of the NAW Institute. These professional experiences qualify him to serve as a Director.

I. Steven Edelson
has served as
co-founder
and now a
non-Managing
Director of International Facilities Group, a leading facilities development and management company, since June 1995. Mr. Edelson is the founding principal of IFG Development Group, which provides development advisory services, as well as acts in a development capacity in multiple areas of the real estate industry. Mr. Edelson also serves as Principal and Managing Director of The Mercantile Capital Group, a Chicago-based private equity investment firm. Mr. Edelson is a co founder of GFRB llc., a global distribution company that specializes in supply chain optimization. Mr. Edelson is a Director of Bionanosim a leading drug delivery and drug discovery company based in Israel. Mr. Edelson is also a member of the Board of Governors of the Hebrew University in Jerusalem. Mr. Edelson is a Trustee at the Truman Institute for Peace and is the proud recipient of the 2005 Ellis Island Congressional Medal of Honor. In 2014, Mr. Edelson became a NACD Board Leadership Fellow. These professional experiences, along with Mr. Edelson’s particular knowledge and experience in capital management, qualify him to serve as a Director.
Lee S. Hillman
has served as the lead independent director of Lawson Products, Inc., since March 2017. Mr. Hillman has served as President of Liberation Advisory Group, a private management consulting firm, since 2003. Mr. Hillman has also served as Chief Executive Officer of Performance Health Systems, LLC, a business distributing Power Plate
™
and bioDensity
®
branded, specialty health and exercise equipment since 2012, and its predecessor since 2009. From February 2006 to May 2008, Mr. Hillman served as Executive Chairman and Chief Executive Officer of Power Plate International (“Power Plate”) and from 2004 through 2006 as CEO of Power Plate North America. Previously, from 1996 through 2002, Mr. Hillman was CEO of Bally Total Fitness Corporation, then the world’s largest fitness membership club business. Mr. Hillman currently serves as chair of the Audit Committee and member of the Compensation Committee of Business Development Corporation of America, chair of the Audit Committee of Broadtree Residential, Inc,, chair of the Audit Committee of Franklin BSP Capital Corporation and chair of the Audit Committee of Trinity Acquisition Corporation. Previously he has served as a member of the Board of Directors of HC2 Holdings, Inc., HealthSouth Corporation, Wyndham International, RCN Corporation (where he was Chairman of the Board), Bally Total Fitness Corporation (where he was Chairman of the Board), Continucare Corp. and Professional Diversity Network, Inc. He also served as a member of the Board of Trustees of the Adelphia Recovery Trust. These professional experiences, along with Mr. Hillman’s particular knowledge and experience in restructuring businesses and having served as Chief Executive Officer, Chief Financial Officer, and/or director of other publicly traded U.S. and international companies and as a former audit partner of an international accounting firm, qualify him to serve as a Director.
J. Bryan King
, CFA, is a Principal of Luther King Capital Management Corporation (“LKCM”), an
SEC-registered
investment adviser with approximately $25.7 billion of assets under management as of March 31, 2022, and Founder and Managing Partner of LKCM Capital Group and LKCM Headwater Investments, the private capital investment group of LKCM. On April 27, 2022, the Board of Directors of the Company appointed Mr. King to serve as President and Chief Executive Officer of Lawson Products, Inc., effective May 1, 2022, which is in addition to his role as Chairman of the Board of the Company. Mr. King has acted as an investment manager responsible for lower middle market investments in public and private companies since 1994. Those private capital focused partnerships manage in excess of $2 billion of flexible capital focused on long-term investment strategies to drive shareholder value through building more profitable and durable businesses. The investment team and their affiliates represent approximately 30% of the capital in the partnerships, and outside capital is predominantly limited to taxable investors with prior significant experience building businesses similar to those in which LKCM invests. In 2003, Mr. King established the LKCM Distribution Holdings advisory board of operating partners, key limited partners, and relevant thought leaders to support LKCM Capital Group and its affiliates’ investment activities in value-added distribution and related service offerings. In specialty distribution, Mr. King has Chaired and/or been the Managing Partner with direct controlling oversight of Lawson, TestEquity, Gexpro Services, Relevant Industrial Solutions, Critical Rental Solutions, Commercial Buildings Solution, Industrial Distribution Group (IDG), Rawson, and Golden State Medical Supply, and most recently added ERIKS North American assets, including Lewis-Goetz. He also has served in various capacities, including Chairman, on and alongside of many other boards of both public and private companies, as well as numerous not for profit and community organizations. Mr. King graduated from Princeton University, where he was a varsity athlete and today serves on the advisory board for the Princeton University Museum of Art. He also graduated from Harvard Business School, as well as Texas Christian University where he serves on the Executive Committee of Trustees, and chairs the Investment Committee with oversight over the Endowment, and previously chaired the Fiscal Affairs, and Audit and Risk Management committees. These professional experiences, along with Mr. King’s particular knowledge and expertise in finance and capital management, qualify him to serve as a Director.
Mark F. Moon
has served as President of MFM Advisory Services since 2016 and as an advisor and operating partner for Luther King Capital Management and Bertram Capital since 2016 and 2018, respectively. In 2016, Mr. Moon joined the Board of Directors for BearCom LLC, which is the largest value-added distributor of two-way
radio communications and solutions. Mr.

Moon also serves on the Board of Directors for TestEquity LLC, which is the premier value-added distributor of electronic test and measurement solutions and eMRO tools and supplies. Mr. Moon served for more than thirty years with Motorola Solutions, Inc. from 1985 until 2016. During this time, he held a variety of leadership roles culminating in the responsibility for leading 10,000+ employees located in 100+ countries. Prior to his retirement, he served as President with responsibilities for the strategy of the company and leading all aspects of global operations including Sales and Marketing, Product Research and Development, Software and Services, and Supply Chain. In addition, Mr. Moon served as Chairman of the Board of Directors for Vertex Standard, as a member of the Board of Directors for the National Fallen Firefighters Foundation and as a member of the Advisory Board of the Georgia Institute of Technology’s School of Industrial and Systems Engineering where he was named to the Academy of Distinguished Engineering Alumni in 2014. These professional experiences, along with Mr. Moon’s particular knowledge and expertise in sales and marketing, global operations and supply chain, qualify him to serve as a Director.
Bianca A. Rhodes
has served as the President and Chief Executive Officer of Knight Aerospace Medical Systems, LLC, a global leader in custom air medical transport products, since 2014. Prior to that time, she founded CrossRhodes Consulting where she advised private enterprises on financial and operating issues helping them to raise capital and structure buyouts while also managing a family real estate business. Ms. Rhodes began her career as a commercial banker with the National Bank of Commerce in San Antonio and later joined TexCom Management Services, a computer leasing company. At TexCom she was instrumental in the sale of the Company to Intelogic Trace (NYSE:IT) where she became the CFO. Additionally, she has served as CFO of Kinetics Concepts Inc. (NASDAQ:KNCI), a global corporation that produces medical technology for wounds and wound healing. During her tenure there, she engineered a successful turnaround, significantly increasing the company’s value, prior to going private. These professional experiences, along with knowledge and experience acquired in managing distribution and technology firms, qualify Ms. Rhodes to serve as a Director.
EXECUTIVE OFFICER INFORMATION
Information with respect to executive officers of the Company is set forth in the section entitled “Executive Officers of the Registrant” included in Part I. Item 1. Business of the Original Form
10-K.
CORPORATE GOVERNANCE
The Audit Committee
The functions of the Audit Committee of the Board of Directors include (i) reviewing the Company’s procedures for monitoring internal control over financial reporting; (ii) overseeing the appointment, compensation, retention and oversight of the Company’s independent auditors; (iii) reviewing the scope and results of the audit by the Company’s independent auditors; (iv) reviewing the annual audited financial statements and quarterly financial statements with management and the independent auditors; (v) periodically reviewing with the Company’s General Counsel potentially material legal and regulatory matters and corporate compliance; and (vi) reviewing and approving all related party transactions. Additionally, the Audit Committee provides oversight of the Company’s Enterprise Risk Management program.
The Audit Committee consists of Lee S. Hillman (Chair), Andrew B. Albert, I. Steven Edelson and Bianca A. Rhodes. Each member of the Audit Committee satisfies the independence requirements of The Nasdaq Stock Market and the SEC and satisfies the financial sophistication requirements of The Nasdaq Stock Market.
The Board of Directors has determined that Lee Hillman, member of the Audit Committee of the Board of Directors, qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of
Regulation S-K,
and that Mr. Hillman is “independent” as the term is defined in the listing standards of the NASDAQ Global Select Market.

The Compensation Committee
The Compensation Committee discharges the responsibilities of the Board of Directors relating to compensation of the CEO and establishes compensation for all other executive officers of the Company. The Compensation Committee is responsible for (i) reviewing and approving corporate goals and objectives relevant to the compensation for executive officers; (ii) evaluating the performance of executive officers in light of those goals and objectives; and (iii) setting the compensation level of executive officers based on this evaluation. The Compensation Committee also administers incentive compensation plans and equity-based plans established or maintained by the Company from time to time; makes recommendations to the Board of Directors with respect to the adoption, amendment, termination or replacement of the plans; and recommends to the Board of Directors the compensation for members of the Board of Directors. The Compensation Committee reviews and approves the compensation programs for the CEO and other executive officers whose compensation is included in this report. The CEO makes recommendations on compensation to the Compensation Committee for all executive officers except himself. The CEO may not be present in any meeting of the Compensation Committee in which his compensation is discussed.
The Compensation Committee consists of Lee S. Hillman (Chair), Andrew B. Albert, I. Steven Edelson and Mark F. Moon. Each member of the Compensation Committee has satisfied the independence requirements of The Nasdaq Stock Market (including the enhanced independence requirements for Compensation Committee members) and is an “outside director” as defined in Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).
The Nominating and Governance Committee
The Nominating and Governance Committee identifies and nominates potential directors to the Board of Directors and otherwise takes a leadership role in shaping the corporate governance of the Company.
The Nominating and Governance Committee consists of Andrew B. Albert (Chair), I. Steven Edelson, Mark F. Moon and Bianca A. Rhodes. Each member of the Nominating and Governance Committee has satisfied the independence requirements of The Nasdaq Stock Market.
Code of Conduct
The Company has adopted a Code of Business Conduct applicable to all employees and sales representatives. The Company’s Code of Business Conduct is applicable to senior financial executives including the principal executive officer, principal financial officer and principal accounting officer of the Company. The Company’s Code of Business Conduct is available on the Corporate Governance page in the Investor Relations section of the Company’s website at
www.lawsonproducts.com
. The Company intends to post on its website any amendments to, or waivers from its Code of Business Conduct applicable to senior financial executives. The Company will provide any persons with a copy of its Code of Business Conduct without charge upon written request directed to the Company’s Secretary at the Company’s address.

ITEM 11. EXECUTIVE COMPENSATION.
Compensation Overview
We qualify as a “smaller reporting company,” as defined in Item 10(f)(1) of Regulation
S-K
promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), because our public float was less than $250,000,000 as of the last business day of our most recently completed second fiscal quarter. Consistent with our regular annual proxy statement disclosure, we have elected to provide in this Form
10-K/A
certain scaled disclosures as permitted under the Exchange Act for smaller reporting companies.
The following sections explains how our executive compensation programs are designed and operate in practice with respect to our executives and specifically the following persons who constitute the Company’s “named executive officers” (the “Named Executive Officers” or “NEOs”).

Named Executive Officer	Title
Michael G. DeCata (1)	President and Chief Executive Officer
Ronald J. Knutson	Executive Vice President, Chief Financial Officer, Treasurer and Controller
Shane T. McCarthy (2)	Former Senior Vice President, Supply Chain, Product Management & Marketing

(1)	Mr. DeCata has agreed to resign from his positions as President and Chief Executive Officer, effective May 1, 2022.
(2)	Mr. McCarthy separated from the Company on January 21, 2022.
Executive Compensation in 2021 Relative to Company Performance and Performance Measures
Pay-for-performance
continues to be a fundamental tenet of our compensation philosophy, which includes the core principles of rewarding the attainment of performance goals and aligning our executives’ objectives with our stockholders. We seek to closely align the interests of our Named Executive Officers with the interests of our stockholders. Our compensation programs are designed to reward our NEOs for the achievement of short-term and long-term strategic and operational goals and the achievement of increased total stockholder return (“TSR”) (for additional detail, see the Total Stockholder Return section) while at the same time mitigating unnecessary or excessive risk-taking. We believe that Adjusted EBITDA and Adjusted Net Sales are the most critical factors driving our stock price.
Our NEOs’ total compensation is comprised of a mix of base salary, annual cash incentive awards and long-term incentive awards that include performance-based cash and equity awards. The following tables highlight the year-over-year relationship of the two key financial metrics of Company performance relative to incentive compensation payable in our Annual Incentive Plan (“AIP”). Additionally, to continue to support a key Company strategic growth initiative, we continued to include Net Sales from Acquisitions as a performance goal required to earn 10% of our CEO and other NEO’s AIP award opportunity. As a result of the continued uncertainty of the pandemic, the Board approved administering the Company’s 2021 performance over two independent performance cycles running from January 1, 2021, through June 30, 2021, and July 1, 2021, through December 31, 2021, for the AIP performance metrics related to Adjusted EBITDA and Adjusted Net Sales. The charts below represent the results of the combined cycles. See “Annual Incentive Plan” section for additional detail.

(1)
The 2020 compensation performance metrics, “Adjusted EBITDA” and “Adjusted Net Sales,” were replaced as part of an incentive structure implemented and amended by the Compensation Committee as a result of the economic environment created by the pandemic. These metrics were replaced with Regulation G EBITDA. For additional details see “CEO AIP payout is 100% formula-based, linked to three key drivers of long-term value” section.

(2)
The two compensation performance metrics, “Adjusted EBITDA” and “Adjusted Net Sales,” were measured based on performance during the performance cycles consisting of January 1, 2021, through June 30, 2021, and July 1, 2021, through December 31, 2021.

(3)
“Adjusted EBITDA” is a compensation performance metric that is equal to our operating income adjusted to eliminate the effects of interest expense, income tax expense, depreciation and amortization, our AIP and our long-term incentive plan (“LTIP”) compensation, foreign exchange impact, unplanned acquisition activity and other certain non-routine
and
non-operating
items (for additional detail, see the Annual Incentive Plan section).

(4)
“Adjusted Net Sales” is a compensation performance metric that is equal to our net sales adjusted to eliminate the effects of the net effect of foreign exchange changes and unplanned acquisition sales (for additional detail, see the Annual Incentive Plan section).

CEO and NEOs’ Compensation is aligned with Performance and Stockholder Value
To summarize how our CEO’s compensation has been aligned with performance over the 2019-2021 performance cycle, the narrative and tables provided below illustrate the grant date value of the AIP and LTIP pay opportunities, as well as the compensation realizable and realized from these awards over the same time period. We believe the inclusion of realizable compensation enhances our compensation disclosure because realizable pay is compensation that focuses on the middle of our compensation lifecycle—after award opportunities have been granted, but not yet vested. Additionally, realized compensation sets forth the compensation that has been earned based upon awards granted throughout the three-year performance cycle.
The Board has taken concerted actions to align the compensation of our CEO to tangible financial results and increases in stockholder value. We do this primarily by considering several key factors: the CEO’s pay mix, our performance-based AIP, long-term incentives with potential value to be realized aligned with tangible growth in stockholder value, and by encouraging share ownership. We are providing additional discussion on each of these factors.

CEO AIP payout is 100% formula-based, linked to three key drivers of long-term value
Our CEO’s annual incentive opportunity is tied directly to organic growth in Adjusted Net Sales, growth in Adjusted EBITDA, and Net Sales From Acquisitions, the key strategic drivers which we believe drive long-term growth in stockholder value. Over the 2019-2021 performance period, our CEO’s annual bonus and performance relative to these performance metrics has been as follows:

	2019	2020	2021 (1)
Adjusted EBITDA (in $000s)	$38,647	$35,281	$36,242
Payout percentage	93.5%	—%	66.6%
Adjusted EBITDA payout	$314,194	$—	$224,043
Adjusted Net Sales (in $000s)	$371,897	$330,197	$412,830
Payout percentage	87.7%	—%	62.3%
Adjusted Net Sales payout	$147,336	$—	$104,685
Net Sales from Acquisitions (in $000s)	$—	$62,432	$—
Payout percentage	—%	150.0%	—%
Net Sales from Acquisitions payout	$—	$84,000	$—
Regulation G EBITDA (in $000s) (2)	N/A	$15,936	N/A
Payout percentage	N/A	59.9%	N/A
Regulation G EBITDA payout	$—	$271,607	$—
Annual AIP target	$560,000	$560,000	$560,000
Annual AIP payout	$461,530	$355,607	$328,728
Annual AIP % payout	82.4%	63.5%	58.7%

(1)
Payouts determined based on the Company’s 2021 performance during two independent performance cycles running from January 1, 2021, through June 30, 2021, and July 1, 2021, through December 31, 2021 for the AIP performance metrics related to Adjusted EBITDA and Adjusted Net Sales. Payouts represent the combined cycles. See “Annual Incentive Plan” section for additional detail.

(2)	Net Sales from Acquisitions is a compensation performance metric equal to the Company’s net sales from acquired companies during the year of acquisition.
(3)
Regulation G EBITDA is a compensation metric that is equal to our reported Regulation G EBITDA during the second half of 2020 adjusted to exclude amounts related to the Partsmaster business that was acquired in 2020.

CEO LTI Awards aligned with meaningful increases in share price
Our performance-based LTIP is a significant portion of the compensation awarded to our executive team. The LTIP award opportunity is based on a total target opportunity for each executive and is delivered in different award types, which are earned based on results compared to pre-defined
financial measures and increases in Company stock price over the performance period, directly linking our NEO’s compensation to increases to stockholder value.
Compensation Program is aligned with Long-Term Stockholder Value.
The following represents important elements of our long-term incentive plan:

•	We encourage a long-term orientation of our executives by requiring three-year cliff vesting under the terms of our LTIP cash and equity-based awards.

•	Our Amended and Restated 2009 Equity Plan does not permit repricing or replacing underwater stock options or stock appreciation rights (including cash buyouts) without prior stockholder approval.

•
The NEOs are rewarded for growth in the same manner as stockholders and will realize value for the majority of their incentive compensation awards if the Company’s stock price appreciates in value from the date the award is approved.

•	We require a post-vest holding period for our three most senior NEOs.

•	We are highlighting the Company’s stock price performance from January 1, 2019, through December 31, 2021, reflecting an appreciation of 73.3% over the three-year performance period.

The chart below illustrates the realizable and realized compensation for Mr. DeCata over the three-year performance period. The Company’s stock price appreciation over the last three years has resulted in realized and realizable compensation below the granted pay opportunity. In connection with this award, the following awards have been realized during the three-year performance period:

(1)
“Granted Pay Opportunity” equals the sum of the three prior years (
i.e.
, 2019-2021): (i) the grant date fair value of Mr. DeCata’s grant of 5,500 RSAs in connection with his purchase of Company common stock following the payment of his 2019 AIP bonus, (ii) Salary (as reported in the Summary Compensation Table (“SCT”)), (iii) target award opportunity of AIP, and (iv) the grant date fair value of LTIP awards as reported in the SCT.

(2)
“Realizable Pay” equals the sum of the three prior years: (i) the value of Mr. DeCata’s grant of 5,500 RSAs in connection with his purchase of Company common stock following the payment of his 2019 AIP bonus, (ii) salary earned, (iii) AIP earned, and (iv) the value of all earned LTIP awards for the completed performance cycle and unvested long-term incentive awards for the ongoing performance cycle. All unvested long-term incentive awards are valued based on our stock price as of December 31, 2021 of $54.75.

(3)
“Realized Pay” equals the sum of the three prior years: (i) the value of Mr. DeCata’s grant of 5,000 RSAs in connection with his purchase of Company common stock following the payment of his 2017 AIP bonus based on our stock price as of December 31, 2021, (ii) salary earned, (iii) AIP earned, and (iv) the value of all earned LTIP awards for the completed performance cycle.

Total Stockholder Return.
Additionally,
in accordance with our
pay-for-performance
philosophy, our CEO’s total direct compensation opportunities have been closely aligned with our TSR over the most recent
9-year
period.

Compensation Philosophy and Objectives
Our compensation programs are designed to encourage and reward the creation of long-term stockholder value. The Company’s executive compensation programs reward executives for the development and execution of successful business strategies that lead to profitable growth. To deliver the appropriate mix of compensation for each NEO, we provide annual cash compensation, which includes a base salary and an annual incentive opportunity, and a long-term incentive opportunity, which is largely based on increases to share price of the Company’s common stock from the date of grant. We believe the mix of these forms of compensation, in the aggregate, balances the reward for each executive’s contributions to our Company.
The Company guides its executive compensation programs with a compensation philosophy expressed in these three principles:

1.
Talent Acquisition
 & Retention.
We believe that having qualified people at every level of our Company is critical to our success. Our compensation programs are designed to encourage talented executives to join and continue their careers as part of our senior management team.

2.
Accountability for Lawson’s Business Performance.
To achieve alignment between the interests of our executives and our stockholders, we use short-term and long-term incentive awards. Our NEOs’ compensation increases or decreases are based on how well they achieve the established performance goals and the increase in stockholder value.

3.	Accountability for Individual Performance. We believe teams and individuals should be rewarded when their contributions are exemplary and significantly support Company performance and value creation.
When making compensation decisions, the various elements of compensation are evaluated together, and the level of compensation opportunity provided for one element may impact the level and design of other elements. We attempt to balance our NEO total compensation program to promote the achievement of both current and long-term performance goals. The Company’s overall compensation philosophy is to pay at the median of market competitive practices, with the ability of actual pay to exceed market median for exceeding goals. A NEO’s compensation opportunity may benchmark above median levels reflecting individual qualifications, experience and position complexity, but the amount of compensation earned and/or realizable is designed to adjust with the results of our performance.
Elements of Total Compensation
In determining the type and amount of compensation for each executive, we use both annual cash compensation, which includes a base salary and an annual incentive award, and a long-term incentive opportunity, which is equity based. Our compensation programs are designed to encourage and reward the creation of long-term stockholder value, while at the same time avoiding the encouragement of unnecessary or excessive risk-takings. The Compensation Committee believes the mix of these forms of compensation, in the aggregate, supports the Company’s overall compensation objectives of attracting top talent for executive positions, incentivizing such executive officers, motivating and rewarding the achievement of individual and company goals and aligning the interests of executive officers with those of our stockholders. Our annual and long-term incentive plans provide for additional compensation for achievement above set performance targets such that an executive’s compensation may reach the 75th percentile of market levels based upon performance.
The following table describes each executive compensation element utilized in 2021 for our NEOs based on the philosophy and objectives described above as well as each element’s link to our compensation philosophy.

Compensation Element	Philosophy Statement	Talent Acquisition and Retention	Accountability for Business Performance (Align to Stockholder Interests)	Accountability for Individual Performance (Support Company Performance and Value Creation)

Base Salary	We intend to provide base pay competitive to the market of industry peers across other industries where appropriate. Our goal is to strike a balance between attracting and retaining talent, expecting superior results and finding individuals who can focus on transforming our business. Base salary maintains a standard of living, is used to compete in the market for talent and forms the foundation for other reward vehicles.	X

Annual Incentive Plan	The 2021 AIP was designed to reward specific annual performance against business measures set by the Board. The amount of the 2021 AIP reward was determined by formula and can vary from 0% to 150% of an individual executive’s original target incentive.	X	X	X

2021-2023 Long-Term Incentive Plan	The 2021-2023 LTIP was designed to align executives with the long-term interests of stockholders. The Committee believes that Performance Awards (“PA”s) based on performance against Company ROIC goals are a good indicator of whether or not the Company is improving cash flows and thus increasing the enterprise value of the Company. Market Stock Units (“MSU”s) are an incentive to meaningfully increase share price over a three-year performance cycle. The MSUs are scheduled to vest from 0% to 150% of an individual executive’s target incentive based on share price performance. Restricted Stock Units (“RSU”s) were granted as a retention incentive aligned with future changes to share price. All three LTIP incentives cliff-vest at the end of fiscal year 2023.	X	X	X

Other Compensation and Benefit Programs	Lawson offers employee benefits programs that provide protections for health, welfare and retirement. These programs are standard within the United States and include healthcare, life, disability, dental and vision benefits as well as a 401(k) program and other federally provided programs outside of the United States. A deferred compensation program is also provided to a select group of our management, including our NEOs, to provide for tax-advantaged
	savings beyond the limits of qualified plans.	X

Base Salary
We provide NEOs and other employees with a base salary to compensate them for services rendered during the fiscal year. Base salary represents the only fixed component of the three principal elements of our executive compensation program and is intended to provide a baseline minimum amount of annual compensation for our NEOs. Our base salary philosophy is intended to keep our fixed costs at an appropriate level for each role. In setting base salaries for the CEO and other executives, the Compensation Committee considers:

•	Competitive market data based upon peer group benchmarking;

•	The experience, skills and competencies of the individual;

•	The duties and responsibilities of the respective executive;

•	The ability of the individual to effectively transform our company and culture; and

•	The individual’s ability to achieve superior results.
We typically consider adjustments to NEO base salaries on an annual basis as part of our review process, as well as upon a promotion. Our NEOs are eligible to receive the same percentage annual merit percentage increase applicable to all other employees and may receive an increase that is more or less than our merit increase guideline as a result of each NEO’s current base salary vs. market levels, changes in duties, performance or retention considerations. 2021 base salary increases were not awarded for our CEO and other NEOs.
The base salaries for the NEOs in 2020 and 2021 were as follows.

Executive Name	2020 Base Salary (1)	2021 Base Salary (2)
Michael G. DeCata	$560,000	$560,000
Ronald J. Knutson	381,924	381,924
Shane T. McCarthy	309,338	309,338

(1)
2020 base salaries were effective March 16, 2020 and are not reflective of the 2020 salary reductions as discussed in last year’s proxy statement. The actual base salary paid to each executive, inclusive of the salary reductions, is reported in the SCT.

(2)	2021 base salaries were effective March 16, 2021.

Annual Incentive Plan
We require our NEOs to be focused on achievement of the critical, strategic and tactical objectives that lead to annual Company success. Therefore, performance goals under our AIP align their compensation with our annual business objectives. The design of the AIP, the selected performance measures and targets and the timing of payouts are designed to drive positive business performance on an annual basis.
2021 AIP
Pursuant to the terms of the 2021 AIP, each NEO was granted a threshold, target and maximum bonus award opportunity expressed as a percentage of base salary. These bonus award opportunities range from 0% to 150% of the target AIP opportunity for our NEOs.
At the beginning of each year, the Compensation Committee approves the assignment of a threshold, target and maximum objective for each financial performance measure. The target objectives are established based upon the operating budget approved by the Board. Actual year-end
financial results are compared to plan objectives in order to determine the amount of any NEO bonus. If actual financial results fall between the threshold and target or the target and maximum objectives, bonuses are proportionately increased as a result of the threshold or target objective being exceeded. Notwithstanding the other provisions of the AIP, the Committee may reduce or eliminate any bonus payable to a NEO based upon the Committee’s determination of individual performance or other factors it deems relevant. The Compensation Committee may not increase any bonus payable to a NEO.
As a result of the continued uncertainty of the pandemic, the Board approved administering the Company’s 2021 performance over two independent performance cycles running from January 1, 2021 through June 30, 2021 (“1st Half AIP”) and July 1, 2021 through December 31, 2021 (“2nd Half AIP”) for the AIP performance metrics related to Adjusted EBITDA and Adjusted Net Sales. The Board felt it was necessary to process the 2021 AIP in two separate independent cycles due to the uncertain nature impacting the Company’s results and difficulty in goal setting in the current environment. This allowed the Board to reassess market conditions and expectations midway through the year and make adjustments as needed.
The Company utilized
pre-established
performance criteria that are intended to align executive compensation with our 2021 business objectives. The 2021 AIP financial performance targets, which were set at levels in excess of the actual 2020 results, were as follows (dollars in thousands):

	AIP Performance Targets
	Threshold	Target	Maximum
Adjusted EBITDA (1st Half AIP)	$18,242	$21,461	$24,680
Payout percentage	50%	100%	150%
Adjusted EBITDA (2nd Half AIP)	$16,254	$18,872	$21,490
Payout percentage	50%	100%	150%
Adjusted Net Sales (1st Half AIP)	$204,733	$213,264	$221,795
Payout percentage	50%	100%	150%
Adjusted Net Sales (2nd Half AIP)	$203,892	$212,387	$220,882
Payout percentage	50%	100%	150%
Net Sales from Acquisitions	$12,000	$20,000	$60,000
Payout percentage	50%	100%	150%

The Compensation Committee approved AIP short-term performance goals to focus our NEOs on business priorities for the upcoming year. Under the 2021 AIP, target opportunities as a percent of each NEO’s salary were set as follows:

	2021 AIP Target		2021 AIP Goal Weighting
	Amount	Percent of Base Salary	Adjusted EBITDA (1)	Adjusted Net Sales Dollars (2)	Net Sales from Acquisitions
Michael G. DeCata	$560,000	100%	60%	30%	10%
Ronald J. Knutson	229,154	60%	60%	30%	10%
Shane T. McCarthy	154,669	50%	60%	30%	10%

(1)	Annual goal weighting split equally (30%) between the 1st Half AIP and 2nd Half AIP.
(2)	Annual goal weighting split equally (15%) between the 1st Half AIP and 2nd Half AIP.
The 2021 AIP financial performance measure targets and actual results were as follows (dollars in thousands):

		2021 AIP Performance Targets
	Actual Results	Threshold	Target	Maximum
Adjusted EBITDA (1st Half AIP)	$18,295	$18,242	$21,461	$24,680
Payout percentage	50.8%	50%	100%	150%
Adjusted EBITDA (2nd Half AIP)	$17,947	$16,254	$18,872	$21,490
Payout percentage	82.3%	50%	100%	150%
Adjusted Net Sales (1st Half AIP)	$207,608	$204,733	$213,264	$221,795
Payout percentage	66.9%	50%	100%	150%
Adjusted Net Sales (2nd Half AIP)	$205,222	$203,892	$212,387	$220,882
Payout percentage	57.8%	50%	100%	150%
Net Sales from Acquisitions	$—	$12,000	$20,000	$60,000
Payout percentage	—%	50%	100%	150%
Compensation Performance Metrics

•	Adjusted EBITDA (1st Half)

•
The Adjusted EBITDA (1st Half) target of $21.5 million was established based on our planned 2021 Adjusted EBITDA. Actual Adjusted EBITDA (1st Half), including the AIP and LTIP plans was $12.1 million. This amount was then adjusted for Reg G stock-based compensation, severance costs, inventory adjustments, potential and current acquisition costs, foreign exchange rate changes, and other certain non-routine
and
non-operating
items which were not included in the established target. The aggregate amount of all approved adjustments was an increase of $6.2 million resulting in an Adjusted EBITDA (1st Half) of approximately $18.3 million.

•	Adjusted EBITDA (2nd Half)

•
The Adjusted EBITDA (2nd Half) target of $26.5 million was established based on our planned 2021 Adjusted EBITDA. Actual 2021 Adjusted EBITDA (2nd Half), including the AIP and LTIP plans was $8.2 million. This amount was then adjusted for Reg G stock-based compensation, severance costs, inventory adjustments, potential and current acquisition costs, foreign exchange rate changes, and other certain non-routine
and
non-operating
items which were not included in the established target. The aggregate amount of all approved adjustments was an increase of $9.7 million resulting in an Adjusted EBITDA (2nd Half) of approximately $17.9 million.

•	Adjusted Net Sales (1st Half)

•
Adjusted Net Sales (1st Half) consisted of Net Sales, decreased for the net effect of foreign exchange rate changes and decreased for 2021 business initiatives which were not included in the established target. The aggregate amount of all approved adjustments was a decrease of $2.7 million.

•	Adjusted Net Sales (2nd Half)

•
Adjusted Net Sales (2nd Half) consisted of Net Sales, decreased for the net effect of foreign exchange rate changes and decreased for 2021 business initiatives which were not included in the established target. The aggregate amount of all approved adjustments was a decrease of $2.4 million.

The actual financial results finished between threshold and target objectives for the 1st Half AIP and 2nd Half AIP for Adjusted EBITDA and Adjusted Net Sales, and below threshold objective for Net Sales from Acquisitions. This resulted in 2021 AIP payouts equal to 58.7% of the aggregate target award opportunity for our NEOs.

	2021 AIP Payout
	Target Payout	Actual Payout
Michael G. DeCata	$560,000	$328,728
Ronald J. Knutson	229,154	134,517
Shane T. McCarthy	154,669	90,793

Long-Term Incentive Plan
Background—LTIP
The Compensation Committee directly engaged independent compensation consultant FGMK to make LTIP recommendations intended to be competitive with market practices, aligned with the Company’s business goals and supportive of the Company’s strategy for retaining and motivating leadership talent, as well as rewarding for superior performance. The LTIP design process allows the Committee to evaluate and consider the specific plan components each year. The LTIP is designed to incentivize financial performance over a longer time period than the AIP. The LTIP opportunity, calculated as a percentage of base salary, is formulated to be competitive with market practices and aligned with our compensation philosophy and objectives.
2021-2023 LTIP
In 2021, long-term incentive awards were granted to the NEOs using three LTI award opportunities: twenty percent (20%) of the total target opportunity was granted in the form of Restricted Stock Units (“RSU”s), forty percent (40%) in Performance Awards (“PA”s), and forty percent (40%) in Market Stock Units (“MSU”s). The target value of each award and the total 2021-2023 LTIP opportunity to each NEO is as follows:

Executive	RSU Target Award (1)	PA Target Award (1)	MSU Target Award (1)	Total 2021-2023 Opportunity
Michael G. DeCata	$112,000	$224,000	$224,000	$560,000
Ronald J. Knutson	61,108	122,216	122,216	305,540
Shane T. McCarthy	37,121	74,241	74,241	185,603

(1)
Additional shares are granted to Messrs. DeCata and Knutson in consideration for the two-year
post-vest holding period applicable to vested shares. The additional shares are based on a two-year
discount of 17.0%, as determined by an independent valuation.

Rationale for 2021-2023 LTIP Awards
Why award RSUs?
RSUs were granted as a retention incentive that are aligned to the long-term interests of stockholders by rewarding executives for Lawson’s share price change. The RSUs cliff vest in full upon the completion of the three-year performance cycle on December 31, 2023, provided that the participant remains continuously employed by the Company through such date. Mr. Knutson is subject to a two-year
post-vest holding requirement on RSUs granted as part of the 2021-2023 LTIP. He cannot transfer or otherwise dispose of one-hundred
percent (100%) of these awards until January 1, 2026.
Why award PAs?
PAs vest at the end of the three-year performance cycle based on the Company’s performance against annual ROIC targets set in conjunction with the approved operating plan. The PA payout is calculated based on the Company’s
3-year
cumulative average ROIC results relative to the cumulative
3-year
average ROIC performance goal. PAs are exchangeable for Company common stock or an equivalent cash payment, at the Compensation Committee’s discretion. ROIC% was selected as a performance metric because we feel this measure is a good indicator of whether or not a company is improving cash flows and thus increasing the enterprise value of the Company. We feel ROIC% is a solid indicator of company earnings generated by its capital base and aligned with future increases in shareholder value.
Why award MSUs?
MSUs are stock-settled awards that have a direct link to long-term interests of stockholders by rewarding executives for Lawson’s share price change vs. threshold, target and maximum stock price goals as recommended by the Committee, measured over the three-year performance cycle from grant date. The actual number of shares of our common stock issuable under MSUs is, therefore, variable based on the Company’s stock price over the three-year performance period. Mr. Knutson is subject to a two-year
post-vest holding requirement on MSUs granted as part of the 2021-2023 LTIP. He cannot transfer or otherwise dispose of any of these awards until January 1, 2026.

For the 2021-2023 LTIP, the potential value of MSUs is determined as follows:

•
The number of MSUs that will vest is based upon share price attainment determined by the trailing
60-trading
day weighted average closing price of the Company’s common stock on the vest date of December 31, 2023. Each participant will vest in the MSUs as follows:

	Threshold	Target	Maximum
Weighted Average Closing Stock Price (as of December 31, 2023)	$61.50	$71.50	$81.00
% of Target MSUs Vested	50%	100%	150%
If the weighted average stock price is between each of the above as stated, the number of MSUs vested will be calculated using straight-line interpolation between each defined share price level. If the stock price is below $61.50, the executive would not receive an award. If the stock price exceeds $81.00, the executive would receive 150% of their target award. The executive will realize ordinary income, if any, on the MSUs based upon the fair market value of each MSU at vest date.
2020-2022 LTIP
In 2020, long-term incentive awards were granted to the NEOs using three LTI award opportunities: twenty percent (20%) of the total target opportunity was granted in the form of RSUs, forty percent (40%) in PAs, and forty percent (40%) in MSUs. The target value of each award and the total 2020-2022 LTIP opportunity to each NEO is as follows:

Executive	RSU Target Award (1)	PA Target Award (1)	MSU Target Award (1)	Total 2020-2022 Opportunity
Michael G. DeCata (2)	$—	$—	$—	$—
Ronald J. Knutson	61,108	122,216	122,216	305,540
Shane T. McCarthy	37,121	74,241	74,241	185,603

(1)
Additional shares are granted to Mr. Knutson in consideration for the two-year
post-vest holding period applicable to vested shares. The additional shares are based on a two-year
discount of 17.0%, as determined by an independent valuation.

(2)
Mr. DeCata did not participate in the 2020-2022 LTIP; however, he was granted cash and equity awards pursuant to his employment agreement entered into on August 14, 2017, and amended on April 11, 2018, as described in the “Compensation Agreements” section.

•
The RSUs cliff vest in full upon the completion of the three-year performance cycle on December 31, 2022, provided that the participant remains continuously employed by the Company through such date. Mr. Knutson is subject to a two-year
post-vest holding requirement on RSUs granted as part of the 2020-2022 LTIP. He cannot transfer or otherwise dispose of one-hundred
percent (100%) of these awards until January 1, 2025.

•
The number of PAs that will vest is based on the Company’s performance against annual ROIC targets set in conjunction with the approved operating plan. The PA payout is calculated based on the Company’s
3-year
cumulative average ROIC results relative to the cumulative
3-year
average ROIC performance goal. PAs are exchangeable for Company common stock or an equivalent cash payment, at the Compensation Committee’s discretion. Mr. Knutson is subject to a two-year
post-vest holding requirement on PAs granted as part of the 2020-2022 LTIP. He cannot transfer or otherwise dispose of one-hundred
percent (100%) of these awards until January 1, 2025.

•
The number of MSUs that will vest is based upon share price attainment determined by the trailing
60-trading
day weighted average closing price of the Company’s common stock on the vest date of December 31, 2022. Mr. Knutson is subject to a two-year
post-vest holding requirement on MSUs granted as part of the 2020-2022 LTIP. He cannot transfer or otherwise dispose of any of these awards until January 1, 2025. Each participant will vest in the MSUs as follows:

	Threshold	Target	Maximum
Weighted Average Closing Stock Price (as of December 31, 2022)	$62.50	$71.50	$81.00
% of Target MSUs Vested	50%	100%	150%
If the weighted average stock price is between each of the above as stated, the number of MSUs vested will be calculated using straight-line interpolation between each defined share price level. If the stock price is below $62.50, the executive would not receive an award. If the stock price exceeds $81.00, the executive would receive 150% of their target award. The executive will realize ordinary income, if any, on the MSUs based upon the fair market value of each MSU at vest date.

2019-2021 LTIP
In 2019, long-term incentive awards were granted to the NEOs in three vehicles: thirty percent (30%) of the total target opportunity was granted in the form of RSUs, twenty percent (20%) in Stock Performance Rights (“SPR”s) and fifty percent (50%) in MSUs. The target value of each award and the total 2019-2021 LTIP opportunity to each NEO is as follows:

Executive	RSU Target Award (1)	SPR Target Award	MSU Target Award (1)	Total 2019-2021 Opportunity
Michael G. DeCata (2)	$—	$—	$—	$—
Ronald J. Knutson	91,662	61,107	152,770	305,539
Shane T. McCarthy	53,539	35,693	89,232	178,464

(1)
Additional shares are granted to Mr. Knutson in consideration for the two-year
post-vest holding period applicable to vested shares. The additional shares are based on a two-year
discount of 17.0%, as determined by an independent valuation.

(2)
Mr. DeCata did not participate in the 2019-2021 LTIP; however, he was granted cash and equity awards pursuant to his employment agreement entered into on August 14, 2017, and amended on April 11, 2018, as described in the “Compensation Agreements” section.

•
The RSUs vested in full upon the completion of the three-year performance cycle on December 31, 2021, as each participant remained continuously employed by the Company through such date. Mr. Knutson is subject to a two-year
post-vest holding requirement on RSUs granted as part of the 2019-2021 LTIP. The executives cannot transfer or otherwise dispose of one-hundred
percent (100%) of these awards until January 1, 2024.

•
The SPRs cliff vested in full on December 31, 2021, as each participant remained continuously employed by the Company through such date. Each participant has five years after this vest date to exercise some or all of the vested SPRs. Additional details on the SPRs include:

•	The exercise price of the SPR award was equal to $30.54.

•	The executive will realize ordinary income, if any, on the difference between the exercise price and the fair market value of the SPR at exercise date.

•
The Company’s trailing weighted average
60-trading
day closing stock price as of December 31, 2021 was $50.77. The MSU award was awarded at Maximum, as the
60-trading
day weighted average closing stock price exceeded $49.00 and the executives received 150.0% of their target MSU award. Mr. Knutson are subject to a two-year
post-vest holding requirement on MSUs granted as part of the 2019-2021 LTIP. The executives cannot transfer or otherwise dispose of any of these awards until January 1, 2024.

	Threshold	Target	Maximum
Weighted Average Closing Stock Price (as of December 31, 2021)	$40.00	$44.00	$49.00
% of Target MSUs Vested	50%	100%	150%

COMPENSATION AGREEMENTS
Key terms of compensation agreements currently in effect between the Company and its NEOs are summarized below.
Mr. Michael G. DeCata
Employment Agreement
Mr. DeCata originally became employed under an October 16, 2012 agreement. On August 14, 2017, the Company entered into an employment agreement (“Employment Agreement”) with Michael G. DeCata, as President and Chief Executive Officer. This Employment Agreement replaced and superseded an employment agreement, dated January 12, 2015, by and between the Company and Mr. DeCata.
Pursuant to this Employment Agreement, Mr. DeCata is eligible for a performance-based annual incentive opportunity as determined each year by the Board-approved Annual Incentive Plan. On or before the tenth day following the payment of an AIP bonus to Mr. DeCata, he is entitled to elect to use all or a portion of his after-tax
AIP bonus to purchase shares of the Company’s common stock. In connection with this election, Mr. DeCata will be entitled to receive an award of RSAs in an amount equal to the number of shares purchased, which vests 3 years from the grant date of the award.
As part of his Employment Agreement, Mr. DeCata was granted cash and equity awards in lieu of his LTIP participation in future years. Mr. DeCata was not eligible for the regular cycle annual LTIP grants for the following three-year performance cycles: 2018-2020; 2019-2021; and 2020-2022. However, to address a potential inconsistency with the Company’s Equity Plan, the Company and Mr. DeCata entered into an amendment of the Employment Agreement (the “Employment Agreement Amendment”) on April 11, 2018 to make changes to the equity award structure set forth in the Employment Agreement (as described further in the “Outstanding Equity Awards at December 31, 2021” section).
If the Company terminates Mr. DeCata without cause, or he terminates his employment for good reason (each as defined in the employment agreement), Mr. DeCata will receive 300% of his then current base salary payable in monthly installments for a period of 24 months; coverage under the Company’s health benefit plans for an additional 24 months following termination for Mr. DeCata and his family; and all outstanding unvested equity awards that would have otherwise vested during the
24-month
period had he remained employed during this period, if any, shall immediately vest upon the effective date of the termination. Mr. DeCata will have until the earlier of (A) one year following the effective date of termination (or such longer exercise period that may be provided in an award agreement evidencing such equity award) and (B) the expiration of the term of such equity award to exercise any vested equity award that is subject to being exercised. This shall apply only to unvested equity awards where vesting is solely service-based, but shall not apply to unvested equity awards where vesting is performance-based in whole or in part.
If within 24 months following a change in control (as defined in his Employment Agreement, as amended) the Company terminates Mr. DeCata’s employment without cause, or if he terminates his employment for good reason, he will be entitled to receive a lump sum payment equal to two times his then current annual base salary and two times the higher of the target bonus or the actual bonus for the prior year. In addition, Mr. DeCata and his family will be covered under the Company’s health benefit plans for two years following termination. All of Mr. DeCata’s outstanding equity awards, if any, shall immediately vest upon the effective date of termination to the extent not already vested and he shall have until the earlier of (A) one year following the effective date of termination (or such longer exercise period that may be provided in an award agreement evidencing such equity award) and (B) the expiration of the term of such equity award to exercise any equity award that is subject to being exercised. The completion of the Mergers (as defined in the section entitled “Certain Relationships and Related Transactions” included in Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence) constituted a change in control for purposes of the severance provisions in Mr. DeCata’s Employment Agreement.

In the event Mr. DeCata dies while employed by the Company, his designated beneficiaries will receive an amount equal to two times Mr. DeCata’s then current annual base salary and they will be entitled to coverage under the Company’s health benefit plans for an additional 24 months.
If Mr. DeCata becomes disabled, the Company will pay his compensation at a rate equal to 100% of his then current salary for twelve months plus his target bonus with respect to the year in which the termination occurs and at a rate equal to 60% of his then current salary for 24 months thereafter plus his target bonus with respect to the year in which the termination occurs. Coverage under the Company’s health benefit plan will be continued for five and one-half
years.
Mr. DeCata has agreed not to compete with the Company during the period of employment and for a period of 18 months thereafter.
Retirement and Consulting Agreement
On April 4, 2022, Mr. DeCata entered into an agreement pursuant to which he agreed to retire from his positions as President and Chief Executive Officer and as a member of the Board of Directors of the Company on May 1, 2022. The agreement also provided that, effective as of April 4, 2022, Mr. DeCata retired from his position as President and Chief Executive Officer of Lawson Products, Inc., an Illinois corporation (the “Lawson Products Operating Company”), and all other positions with the Lawson Products Operating Company. The Lawson Products Operating Company is a wholly-owned subsidiary of the Company.
In connection with Mr. DeCata’s retirement, the Lawson Products Operating Company and Mr. DeCata entered into a Retirement and Consulting Agreement, dated as of April 4, 2022 (the “DeCata Consulting Agreement”), pursuant to which Mr. DeCata agreed (1) to remain employed as the Chief Executive Officer of the Company through May 1, 2022, (2) that effective as of May 1, 2022, Mr. DeCata will be deemed to have resigned from all his positions with the Company (including his membership on the Board of Directors of the Company) and (3) to thereafter provide during the Consulting Period (as defined below) consulting and advisory services from time to time as may be reasonably requested by the Lawson Products Operating Company’s Chief Executive Officer or a member of the Company’s Board of Directors. The “Consulting Period,” as used in this subsection, means the period commencing on May 1, 2022, and continuing until the earliest of (i) May 1, 2026, (ii) the Lawson Products Operating Company’s termination of Mr. DeCata’s consulting and advisory services and (iii) Mr. DeCata’s death or disability.
The DeCata Consulting Agreement provides that Mr. DeCata will receive through May 1, 2022, (i) his current base salary, (ii) continued eligibility to receive the employee benefits Mr. DeCata currently receives (provided that Mr. DeCata will not be eligible to receive an Annual Incentive Plan award or a Long-Term Incentive Plan award for any period on or after May 1, 2022) and (iii) certain other accrued compensation under his Employment Agreement.
The DeCata Consulting Agreement also provides that (1) during the Consulting Period, Mr. DeCata shall be entitled to receive an annualized amount of $600,000 per year, payable in monthly installments, for each month of the Consulting Period, (2) the Consulting Period shall be deemed to be continued employment for purposes of Mr. DeCata’s existing equity awards that are market stock units or stock performance rights, (3) all of Mr. DeCata’s outstanding restricted stock units will be accelerated as of May 1, 2022, and (4) Mr. DeCata shall continue to be covered under the Lawson Products Operating Company’s group health plan, including any spousal and dependent coverage, at active employee rates, through the end of the Consulting Period. However, the DeCata Consulting Agreement further provides that if the Consulting Period terminates prior to May 1, 2026, for any reason other than (i) a voluntary termination by Mr. DeCata (which does not include a termination because of death or disability) or (ii) a termination by the Lawson Products Operating Company due to Mr. DeCata’s material breach of the DeCata Consulting Agreement, the payments and benefits described in the preceding sentence will continue to be paid or provided through May 1, 2026.
In addition, the DeCata Consulting Agreement obligates Mr. DeCata to provide a general waiver and release of claims in the form prescribed by the DeCata Consulting Agreement no later than June 30, 2022, and obligates Mr. DeCata to comply with certain restrictive covenants.

Mr. Ronald J. Knutson
Mr. Knutson is employed under an amended and restated employment agreement as of August 29, 2012. The agreement provides that he will be eligible for performance-based annual incentive bonuses, he is eligible to participate in the LTIP and he is eligible to receive various equity-based compensation awards including stock options, SPRs, MSUs, RSAs and stock award grants.
If the Company terminates Mr. Knutson without cause, or he terminates his employment for good reason (each as defined in the employment agreement), Mr. Knutson will receive his then current base salary for two years, a pro rata bonus based on the most recent annual bonus, outplacement services not to exceed $25,000, and coverage under the Company’s health benefit plans for an additional two years following termination.
If within 12 months following a change in control (as defined in his employment agreement) the Company terminates Mr. Knutson’s employment without cause, or if he terminates his employment for good reason, he will be entitled to receive a lump sum payment equal to two times his then current annual base salary and two times the most recent annual bonus. In addition, all previously unvested equity-based compensation awards granted to him will immediately vest and become fully exercisable as of the date of termination for a period of 90 days. Mr. Knutson and his family will be covered under the Company’s health benefit plans for two years following termination and eligible to receive outplacement services not to exceed $25,000. The completion of the Mergers (as defined in the section entitled “Certain Relationships and Related Transactions” included in Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence) constituted a change in control for purposes of the severance provisions in Mr. Knutson’s Employment Agreement.
In the event Mr. Knutson dies while employed by the Company, his designated beneficiaries will receive an amount equal to two times Mr. Knutson’s then current annual base salary and they will be entitled to coverage under the Company’s health benefit plans for an additional 24 months.
If Mr. Knutson becomes disabled, the Company will pay his compensation at a rate equal to 100% of his then current salary for twelve months and at a rate equal to 60% of his then current base salary for 24 months thereafter. Coverage under the Company’s health benefit plan will be continued for five and one-half
years.
Mr. Knutson has agreed not to compete with the Company during the period of employment and for a period of two years thereafter.
Mr. Shane T. McCarthy
Mr. McCarthy was not employed under an employment agreement immediately prior to his termination from the Company on January 21, 2022; however, certain terms of his prior employment were described under his change in control agreement as of October 15, 2015. This agreement provided that if Mr. McCarthy without cause or good reason was terminated within 1 year of consummation of a change in control (as defined in his change in control agreement), he would be entitled to receive severance in the amount of 12 months of his then current base salary, as well as the greater of his then current target annual bonus payout level and the annual incentive bonus most recently paid to Mr. McCarthy. All of Mr. McCarthy’s outstanding equity awards, if any, would immediately vest upon the effective date of termination to the extent not already vested, and he would have until the earlier of (A) ninety (90) days following the effective date of termination (or such longer exercise period that may be provided in an award agreement evidencing such equity award) and (B) the term of such equity award to exercise any vested equity award that is subject to being exercised.
Mr. McCarthy was eligible for performance-based annual incentive bonuses, as well as participation in the LTIP and he was eligible to receive various equity-based compensation awards including stock options, SPRs, MSUs, RSAs and stock award grants. As stated in his LTIP agreement, any awards would immediately vest in full in the event of a change in control.

EXECUTIVE COMPENSATION
2021 SUMMARY COMPENSATION TABLE
The following table sets forth the compensation for the last two fiscal years awarded to or earned by each of the Company’s Named Executive Officers.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)	SPR/ Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Michael G. DeCata (5)	2021	$560,000	$—	$559,963	$—	$328,728	$25,896	$1,474,586
President and Chief Executive Officer	2020	448,000	—	200,360	—	355,607	20,116	1,024,083
Ronald J. Knutson	2021	381,924	—	305,538	—	134,517	17,947	839,926
Executive Vice President, Chief Financial Officer, Treasurer and Controller	2020	354,075	—	305,548	—	145,516	16,833	821,972
Shane T. McCarthy (6)	2021	309,338	—	185,634	—	90,793	14,539	600,304
Former Senior Vice President, Supply Chain, Product Management & Marketing	2020	285,592	—	185,591	—	98,216	13,976	583,375

(1)
The amounts listed in this column represent the base salary paid to the NEOs in 2021 and 2020. As discussed in last year’s proxy statement, in order to mitigate the impact of
COVID-19,
the base salary of Mr. DeCata was reduced by 30% and the base salary of Messrs. Knutson and McCarthy were reduced by 25%. These actions were applied effective April 16, 2020 and reversed effective August 1, 2020 for Messrs. Knutson and McCarthy. Mr. DeCata’s base salary was reinstated to $560,000 effective January 1, 2021.

(2)
The amounts in this column represent the aggregate grant date fair value of the
MSU-based
portion of the 2020-2022 LTIP and 2021-2023 LTIP to be awarded at the end of the three-year performance period determined in accordance with FASB Accounting Standards Codification (“ASC”) 718 using a generally accepted valuation methodology. The maximum award that can be earned in year three of the 2021-2023 LTIP if maximum performance is achieved, based on the grant date value of our common stock and assuming a per share price of $81.00, which is the maximum performance goal, is as follows: Mr. DeCata—$807,611; Mr. Knutson—$440,681; and Mr. McCarthy—$222,224. The amounts in this column also represent the restricted stock awards granted in 2021, which cliff vest subject to recipient’s continued employment with the Company. The amounts in this column also represent the performance awards granted in 2021, which are exchangeable for the Company’s common stock, or the equivalent amount in cash, based upon the achievement of certain financial performance metrics.

(3)	Amounts represent AIP bonuses earned (rather than paid) in the respective year. The AIP bonuses awarded in 2021 reported above were paid out in 2022.
(4)	See All Other Compensation table for details regarding the amounts in this column for 2021.
(5)
In 2017, Mr. DeCata was granted cash and equity awards in lieu of his LTIP participation in future years. Mr. DeCata is not eligible for the regular cycle annual LTIP grants for the following three-year performance cycles: 2018-2020; 2019-2021; and 2020-2022.

(6)	Mr. McCarthy’s employment with the Company terminated on January 21, 2022.

ALL OTHER COMPENSATION TABLE

Name and Principal Position	Profit Sharing Contribution (1)	401(k) Matching Contribution (2)	Deferred Compensation Contributions (3)	Disability Insurance (4)	Financial Planning	Total
Michael G. DeCata	$—	$11,600	$10,800	$2,196	$1,300	$25,896
President and Chief Executive Officer
Ronald J. Knutson	—	11,600	3,677	2,670	—	17,947
Executive Vice President, Chief Financial Officer, Treasurer and Controller
Shane T. McCarthy	—	10,743	774	1,472	1,550	14,539
Former Senior Vice President, Supply Chain, Product Management & Marketing

(1)	The Company did not make a profit-sharing contribution for 2021.
(2)	The Company matches all plan participant contributions equal to 100% on the first 3% of the employee’s contributions and 50% on the next 2% of contributions.
(3)
The Company made a deferred compensation contribution of 4.00% of participants’ base salary in excess of the 2021 IRS annual compensation limit of $290,000 to all plan participants, including the NEOs as described above under the “Nonqualified Deferred Compensation” table.

(4)	The Company provides individual disability insurance coverage for all Vice Presidents, Executive Vice Presidents and the CEO/President.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2021

	Stock Performance Rights and Stock Option Awards (1)					Stock Awards		Stock Awards
	Number of Securities Underlying Unexercised Options/SPRs		Options/ SPR Exercise Price		Options/ SPR Expiration Date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested (2)	Equity Incentive Plan Awards: Number of unearned shares, units or other rights that have not yet vested	Equity Incentive Plan Awards: Market or payout value of unearned shares, units or other rights that have not
Named Executive Officer	Exercisable	Unexercisable
Michael G. DeCata	162,857	—	25.16	(3)	1/12/2022
	126,667	—	29.16	(3)	1/12/2022
	90,476	—	33.16	(3)	1/12/2022
	17,143	—	25.16	(3)	1/12/2022
	13,333	—	29.16	(3)	1/12/2022
	9,524	—	33.16	(3)	1/12/2022
	15,977	—	18.98	(4)	12/31/2023
	17,210	—	23.70	(5)	8/14/2024
	13,667	—	27.70	(5)	8/14/2024
	10,123	—	31.70	(5)	8/14/2024
	16,790	—	23.70	(5)	8/14/2024
	13,333	—	27.70	(5)	8/14/2024
	9,877	—	31.70	(5)	8/14/2024
				(6)		2,500	136,875
				(7)		3,000	164,250
				(8)		2,641	144,595
				(9)		2,641	144,595
				(10)				3,323	181,934
Ronald J. Knutson	6,208	—	25.16	(11)	12/31/2022
	9,023	—	18.98	(4)	12/31/2023
	7,983	—	22.75	(12)	12/31/2024
	8,742	—	24.70	(13)	12/31/2025
	5,017	—	30.54	(14)	12/31/2026
				(15)		1,766	96,688
				(16)		1,766	96,688
				(8)		1,441	78,895
				(9)		1,441	78,895
				(17)				3,627	198,567
				(10)				1,813	99,262
Shane T. McCarthy	4,440	—	22.75	(12)	12/31/2024
(former executive)	5,057	—	24.70	(13)	12/31/2025
	2,930	—	30.54	(14)	12/31/2026
				(15)		890	48,728
				(16)		890	48,728
				(8)		727	39,803
				(9)		727	39,803
				(17)				1,828	100,083
				(10)				914	50,042

(1)	The data in this chart represents grants under SPRs, which have similar characteristics to options as they are tied to performance of the Company’s stock price but are settled in cash upon exercise.
(2)	RSUs are valued at closing stock price at December 31, 2021 of $54.75.
(3)
Mr. DeCata was awarded an option to purchase 40,000 shares of common stock and 380,000 SPRs in lieu of his participation in the 2015-2017 LTIP. The options and SPRs were granted as follows: (a) 17,143 of the options and 162,857 of the SPRs have an exercise price of $25.16, (b) 13,333 of the options and 126,667 of the SPRs have an exercise price of $29.16 and (c) 9,524 of the options and 90,476 of the SPRs have an exercise price of $33.16.
One-third
of each tranche of options and SPRs vested and became exercisable on the first, second and third anniversaries of the grant date. In connection with the closing of the transaction between Lawson Products, Gexpro Services and TestEquity, and the terms of our Insider Trading Policy, Mr. DeCata was subject to the limitations of exercising equity vehicles during a blackout period in effect during the expiration date of the awards. Trading may resume on the 3rd business day following the Company’s earnings release for Q1 2022 and at such time, Mr. DeCata will have a period up to 30 days, as determined by the Committee, to exercise these awards.

(4)	Represents the SPRs granted on 1/15/16, as part of the 2016-2018 LTIP, which vested on 12/31/2018.
(5)
Mr. DeCata was awarded an option to purchase 40,000 shares of common stock and 41,000 SPRs in lieu of his participation in the regular cycle annual LTIP grants for the following three-year performance cycles: 2018-2020, 2019-2021 and 2020-2022. The options and SPRs were granted as follows: (a) 16,790 of the options and 17,210 of the SPRs have an exercise price of $23.70, (b) 13,333 of the options and 13,667 of the SPRs have an exercise price of $27.70 and (c) 9,877 of the options and 10,123 of the SPRs have an exercise price of $31.70.
One-third
of each tranche of options and SPRs vested and became exercisable on the first, second and third anniversaries of the grant date.

(6)
Mr. DeCata was awarded 2,500 RSAs in connection with his purchase of Company common stock following the payment of his AIP bonus. The right to receive shares of common stock shall vest in full on March 2, 2023, provided Mr. DeCata does not sell or transfer the purchased shares prior to this date.

(7)
Mr. DeCata was awarded 3,000 RSAs in connection with his purchase of Company common stock following the payment of his AIP bonus. The right to receive shares of common stock shall vest in full on March 9, 2023, provided Mr. DeCata does not sell or transfer the purchased shares prior to this date.

(8)	Represents the RSUs granted on 1/5/21 as part of the 2021-2023 LTIP, which cliff vest on 12/31/2023 subject to the recipient’s continued employment with the Company.
(9)
Represents the PAs granted on 1/5/2021 as part of the 2021-2023 LTIP. PAs are exchangeable for the Company’s common stock, or the equivalent amount in cash, based upon the achievement of certain financial performance metrics during the performance period. PAs reflect threshold awards (i.e., the minimum payout level), as Company ROIC performance for the performance period is below the threshold performance level.

(10)
Represents the MSUs granted on 1/5/21 as part of the 2021-2023 LTIP award, which cliff vest on 12/31/2023 based on the trailing 60 trading day average closing price of the Company’s common stock at vest date on December 31, 2023 and subject to the recipient’s continued employment with the Company. MSUs reflect threshold awards (i.e., the minimum payout level), as closing stock price at December 31, 2021 of $54.75 per share does not meet threshold price of $61.50.

(11)	Represents the SPRs granted on 1/13/15 as part of the 2015-2017 LTIP, which vested on 12/31/2017.
(12)	Represents the SPRs granted on 1/12/17 as part of the 2017-2019 LTIP, which vested on 12/31/2019.
(13)	Represents the SPRs granted on 1/8/18 as part of the 2018-2020 LTIP, which vested on 12/31/2020.
(14)	Represents the SPRs granted on 3/5/19 as part of the 2019-2021 LTIP, which cliff vest on 12/31/2021 subject to the recipient’s continued employment with the Company.
(15)	Represents the RSUs granted on 2/25/20 as part of the 2020-2022 LTIP, which cliff vest on 12/31/2022 subject to the recipient’s continued employment with the Company.
(16)
Represents the PAs granted on 2/25/2020 as part of the 2020-2022 LTIP. PAs are exchangeable for the Company’s common stock, or the equivalent amount in cash, based upon the achievement of certain financial performance metrics during the performance period. PAs reflect threshold awards (i.e., the minimum payout level), as Company ROIC performance for the performance period is below the threshold performance level.

(17)
Represents the MSUs granted on 2/25/20 as part of the 2020-2022 LTIP award, which cliff vest on 12/31/2022 based on the trailing 60 trading day average closing price of the Company’s common stock at vest date on December 31, 2022 and subject to the recipient’s continued employment with the Company. MSUs reflect threshold awards (i.e., the minimum payout level), as closing stock price at December 31, 2021 of $54.75 per share does not meet threshold price of $61.50.

NONQUALIFIED DEFERRED COMPENSATION
Under the Company’s 2004 Executive Deferral Plan, certain executives, including NEOs, may defer portions of their base salary, bonus, and LTIP award amounts. Deferral elections are made by eligible executives by the end of the year proceeding the plan year for which the election is made. An executive may defer a minimum of $2,000 aggregate of base salary, bonus and/or LTIP award. The maximum deferral amount for any plan year is 80% of base salary, 100% of bonus and 100% of LTIP amounts. The Company also makes a contribution to the Deferral Plan equal to the amount the executives, including NEOs, would have received under the Company’s tax-qualified
401(k) plan, but for Internal Revenue Code limits.
The investment options available to an executive include funds generally similar to or as available through the Company’s qualified retirement plan. The Company does not provide for any above market return for participants in the 2004 Executive Deferral Plan.
An executive may elect to receive distributions under three scenarios, receiving benefits in either a lump sum or in annual installments up to five years in the event of termination and up to fifteen years in the event of death or disability. Upon demonstrating an unforeseeable financial emergency and receipt of approval from the Compensation Committee, an executive may interrupt deferral or be allowed to access funds in his deferred compensation account. In the event of a change in control of the Company, an independent third-party administrator would be appointed to oversee the plan.

Named Executive Officer	Executive Contributions in Last FY (1)	Registrant Contributions in Last FY (2)	Aggregate Earnings in Last FY	Aggregate Balance at Last FYE (3)
Michael G. DeCata	$—	$10,800	$377,632	$3,116,282
Ronald J. Knutson	168,323	3,677	252,169	2,392,134
Shane T. McCarthy (former executive)	30,934	774	96,768	1,288,822

(1)	Represents contributions in 2022 pertaining to 2021 earnings.
(2)	Represents 401(k) contributions in excess of the 2021 IRS annual compensation limit of $290,000. The Company did not make a profit-sharing contribution based on 2021 results.
(3)	Amounts reported at the beginning of the fiscal year were $2,727,850, $1,967,965, and $1,160,347 for Messrs. DeCata, Knutson and McCarthy.
Defined Benefit Plans
We do not maintain or contribute to any defined benefit pension plans or supplemental executive retirement plans for our NEOs.
DIRECTOR COMPENSATION IN 2021
Director Compensation
In 2021, Lawson’s
non-employee
directors were eligible to receive an annual cash retainer of $75,000 (paid on a quarterly basis) for participating in the Board and Board committee meetings. The directors also received a regular cycle annual restricted stock grant with a grant date fair value of $75,000 that cliff-vests upon the one-year
anniversary of the date of grant. Directors’ travel expenses for attending meetings are reimbursed by the Company.

The independent Lead Director received an additional $25,000 for his services, and the Chairpersons of the respective Board committees received additional compensation as follows:

Committee Chairperson	Additional Annual Compensation
Independent Lead Director	$25,000
Audit	20,000
Compensation	15,000
Nominating and Governance	7,500
Director Compensation Table
The following table shows compensation earned in 2021 by
non-employee
directors.

Director	2021 Fees Earned or Paid In Cash	2021 Stock Awards (1)	2021 Total
Andrew B. Albert	$82,500	$75,000	$157,500
I. Steven Edelson	75,000	75,000	150,000
Charles D. Hale (2)	37,500	75,000	112,500
Lee S. Hillman	135,000	75,000	210,000
J. Bryan King (3)	—	—	—
Mark F. Moon	75,000	75,000	150,000
Bianca A. Rhodes (4)	65,625	75,000	140,625

(1)
Represents the fair market value of the RSUs for 2021 Board Service. As of December 31, 2021, each of our non-employee
directors held 1,399 shares of unvested restricted stock, with the exception of J. Bryan King.

(2)	Effective May 11, 2021, Charles D. Hale resigned from the Board and committees he served.
(3)	J. Bryan King waived his right to the regular cycle annual restricted stock grant for 2021, as well as any director fees for 2021.
(4)	Effective May 11, 2021, Bianca A. Rhodes was elected to the Board and the committees she serves.
ADDITIONAL INFORMATION
Post-Vest Holding Requirement
In 2016, the Compensation Committee instituted a
two-year
post-vest holding requirement on market stock units (“MSUs”), restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and performance awards (“PAs”) granted to the top three Named Executive Officers—the President and Chief Executive Officer, and the Chief Financial Officer, Treasurer and Controller to further align these executives’ long-term interests with those of our stockholders. The executives subject to the holding requirement cannot transfer or otherwise dispose of one-hundred
percent (100%) of certain equity awards granted after January 1, 2016, which vest, net of taxes, and convert to shares of common stock two years after such awards vest.
Clawback Policy
The Board of Directors approved a policy for recoupment of incentive compensation (the “Clawback Policy”). The Board of Directors adopted the Clawback Policy in order to protect the Company in the event that the Company is required to prepare an accounting restatement due to the material noncompliance of the Company with any financial reporting requirement under the securities laws.

If such an event occurs, the Company will recover from any current or former executive officer of the Company who received incentive-based compensation (including stock options awarded as compensation) based on the erroneous data during the
3-year
period preceding the date on which the Company is required to prepare an accounting restatement in excess of what would have been paid to the executive officer under the accounting restatement, as determined by the Compensation Committee, in accordance with Section 10D of the Securities Exchange Act of 1934 as added by Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and any applicable guidance or rules issued or promulgated thereunder.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Beneficial Ownership Table
The following table sets forth information as of April 25, 2022, concerning the beneficial ownership by each person (including any “group” as defined in Section 13(d)(3) of the Exchange Act) known by Lawson to own beneficially more than 5% of the outstanding shares of Lawson common stock, each of Lawson’s directors, each of Lawson’s Named Executive Officers, and all of Lawson’s executive officers and directors as a group. Unless otherwise noted below, the address of each beneficial owner listed in the table is 8770 W. Bryn Mawr Avenue, Suite 900, Chicago, Illinois, 60631. Because the voting or dispositive power of certain shares listed in the following table is shared, in some cases the same securities are included with more than one name in the table. The total number of shares of Lawson common stock issued and outstanding as of April 25, 2022, is 19,668,463.

Name of Beneficial Owner	Number of Shares Beneficially Owned	% of class
Five Percent Stockholders:
Luther King Capital Management Corporation (1) 301 Commerce Suite 1600 Forth Worth, Texas 76102	14,643,508	74.5%
Dimensional Fund Advisors LP (2) 6300 Bee Cave Road, Building One Austin, Texas 78746	467,778	2.4%
Non-Executive Directors:
Andrew H. Albert (3)	55,519	0.3%
I. Steven Edelson (3)	40,519	0.2%
Lee S. Hillman (3)	44,808	0.2%
J. Bryan King (4)	14,398,056	73.2%
Mark F. Moon (3)	7,297	*
Bianca A. Rhodes (3)	1,399	*
Named Executive Officers:
Michael G. DeCata (5)	121,432	0.6%
Ronald J. Knutson	35,746	0.2%
Shane T. McCarthy	12,467	*
All Executive Officers and Directors as a group (12 persons)	14,722,275	74.9%

*	Less than 0.1 percent.

(1)
Based on a Schedule 13D filed with the SEC by Luther King Capital Management Corporation (“
LKCM
”), J. Bryan King and various other persons and entities (as amended by amendments thereto through and including the Amendment No. 23 to Schedule 13D/A filed with the SEC on April 4, 2022). Includes (i) 1,699,871 shares held by PDLP Lawson, LLC (“
PDP
”), a wholly-owned subsidiary of LKCM Private Discipline Master Fund, SPC (“
Master Fund
”), (ii) 250,000 shares held by LKCM Investment Partnership, L.P. (“
LIP
”), (iii) 26,827 shares held by LKCM
Micro-Cap
Partnership, L.P. (“
Micro
”), (iv) 10,490 shares held by LKCM Core Discipline, L.P. (“
Core
”), (v) 592,326 shares held by LKCM Headwater Investments II, L.P. (“
HW2
”), (vi) 1,761,494 shares held by Headwater Lawson Investors, LLC (“
HLI
”), (vii) 7,000,000 shares held by 301 HW Opus Investors, LLC, (“
Gexpro Services Stockholder
”), (viii) 3,300,000 shares held by LKCM TE Investors, LLC (“
TestEquity Equityholder
”) and (ix) 2,500 shares held by a separately managed portfolio for which LKCM serves as investment manager. LKCM is (A) the investment manager for Master Fund, PDP, LIP, Micro, Core, HW2 and HLI, (B) the investment manager for a controlling member of Gexpro Services Stockholder and (C) the investment manager for two controlling members of TestEquity Equityholder. J. Luther King, Jr. is a controlling stockholder of LKCM and a controlling member of the general partner of LIP. J. Luther King, Jr. and J. Bryan King are controlling members of the general partner of the general partners of each of Micro and Core. J. Bryan King is (A) a controlling member of the general partner of HW2, (B) a controlling member of the general partner of a controlling member of Gexpro Services Stockholder, (C) a controlling member of the general partners of each of two controlling members of TestEquity Equityholder and (D) the president of HLI. J. Luther King, Jr. and J. Bryan King are controlling members of the general partner of the sole holder of the management shares of Master Fund. J. Bryan King is the son of J. Luther King, Jr.

The share amounts shown in the table and this footnote do not include any of the up to 1,000,000 additional shares of Lawson common stock potentially issuable to the Gexpro Services Stockholder under the earnout provisions of the Gexpro Services Merger Agreement. The share amounts shown in the table and this footnote do not include any of the up to 700,000 additional shares of Lawson common stock potentially issuable to the TestEquity Equityholder under the earnout provisions of the TestEquity Merger Agreement. See the section entitled “Certain Relationships and Related Transactions – Business Combination with TestEquity and Gexpro Services” included in Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence for additional information about the Merger Agreements.
Each of the persons and entities listed in this footnote expressly disclaims membership in a group under the Exchange Act and expressly disclaims beneficial ownership of the securities reported in the table, except to the extent of its pecuniary interest therein. See also footnote 4.

(2)
Based on a Schedule 13G/A filed with the SEC on February 8, 2022, Dimensional Fund Advisors LP beneficially held sole voting power for 456,459 shares and held sole dispositive power for 467,778 shares as of December 31, 2021.

(3)	Beneficial ownership includes 1,399 RSUs scheduled to vest within 60 days of April 25, 2022.

(4)
Based on a Schedule 13D filed with the SEC by LKCM, J. Bryan King and various other persons and entities (as amended by amendments thereto through and including the Amendment No. 23 to Schedule 13D/A filed with the SEC on April 4, 2022). Includes (i) 1,699,871 shares held by PDP, (ii) 26,827 shares held by Micro, (iii) 10,490 shares held by Core, (iv) 592,326 shares held by HW2, (v) 1,761,494 shares held by HLI, (vi) 7,000,000 shares held by Gexpro Services Stockholder, (vii) 3,300,000 shares held by TestEquity Equityholder and (viii) 7,048 shares held directly by J. Bryan King. LKCM Private Discipline Management, L.P. (“
PD Management
”) is the sole holder of the management shares of Master Fund (which wholly owns PDP), and LKCM Alternative Management, LLC (“
Alternative
”) is the general partner of PD Management. Alternative is the general partner of LKCM
Micro-Cap
Management, L.P. (“
Micro GP
”), which is the general partner of Micro. Alternative is the general partner of LKCM Core Discipline Management, L.P. (“
Core GP
”), which is the general partner of Core. LKCM Headwater Investments II GP, L.P. (“
HW2 GP
”) is the general partner of HW2. LKCM Headwater Investments III GP, L.P. (“
HW3 GP
”) is the general partner of a controlling member of Gexpro Services Stockholder. LKCM Headwater II Sidecar Partnership GP, L.P. (“
Sidecar GP”
) is the general partner of LKCM Headwater II Sidecar Partnership, L.P. (“
Sidecar
”). HW2 and Sidecar are controlling members of TestEquity Equityholder. J. Bryan King is a controlling member of Alternative, HW2 GP, HW3 GP and Sidecar GP and is the president of HLI.

The share amounts shown in the table and this footnote do not include any of the up to 1,000,000 additional shares of Lawson common stock potentially issuable to the Gexpro Services Stockholder under the earnout provisions of the Gexpro Services Merger Agreement. The share amounts shown in the table and this footnote do not include any of the up to 700,000 additional shares of Lawson common stock potentially issuable to the TestEquity Equityholder under the earnout provisions of the TestEquity Merger Agreement. See the section entitled “Certain Relationships and Related Transactions – Business Combination with TestEquity and Gexpro Services” included in Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence for additional information about the Merger Agreements.
J. Bryan King expressly disclaims beneficial ownership of the securities reported herein, except to the extent of his pecuniary interest therein. See also footnote 1.

(5)
Beneficial ownership includes 8,141 RSUs that vest on May 1, 2022 pursuant to the DeCata Consulting Agreement. See the section entitled “Compensatory Agreements—Mr. Michael G. DeCata—Retirement and Consulting Agreement” included in Part III. Item 11. Executive Compensation for additional information.

Equity Compensation Plan Information
The following table provides information as of December 31, 2021 regarding the number of shares of common stock that were available for issuance under the Company’s equity compensation plans which are described in greater detail in Note 17 in the Consolidated Financial Statements included in the Original Form
10-K.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Certain Relationships and Related Party Transactions
The Company’s policy regarding related party transactions is outlined in the Code of Conduct which is applicable to all employees and sales representatives and is available on our website at
www.lawsonproducts.com
in the investor relations corporate governance section. Additionally, all directors and senior officers of the Company must complete an annual questionnaire in which they are required to disclose in writing any related party transactions.
The Company’s policy is for all transactions between the Company and any related person to be promptly reported to the Company’s Secretary and General Counsel who will gather the relevant information about the transaction and present the information to the Audit Committee. The Audit Committee then determines whether the transaction is a material related party transaction to be presented to the Board of Directors. The Board of Directors then approves, ratifies, or rejects the transaction. A majority of the members of the Company’s Board of Directors and a majority of independent and disinterested directors must approve the transaction for it to be ratified. The Board of Directors only approves those proposed transactions that are in, or not inconsistent with, the best interests of the Company and its stockholders.
Business Combination with TestEquity and Gexpro Services
On December 29, 2021, Lawson entered into:

•
an Agreement and Plan of Merger (the “
TestEquity Merger Agreement
”) by and among (i) LKCM TE Investors, LLC, a Delaware limited liability company (the “
TestEquity Equityholder
”), (ii) TestEquity Acquisition, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the TestEquity Equityholder (“
TestEquity
”), (iii) Lawson and (iv) Tide Sub, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Lawson (“
Merger Sub 1
”), pursuant to the terms and subject to the conditions of which the parties agreed, among other things, that Merger Sub 1 would merge with and into TestEquity, with TestEquity surviving the merger as a wholly-owned subsidiary of Lawson (the “
TestEquity Merger
”); and

•
an Agreement and Plan of Merger (the “
Gexpro Services Merger Agreement
” and, together with the TestEquity Merger Agreement, the “
Merger Agreements
”) by and among (i) 301 HW Opus Investors, LLC, a Delaware limited liability company (the “
Gexpro Services Stockholder
”), (ii) 301 HW Opus Holdings, Inc., a Delaware corporation and a wholly-owned subsidiary of the Gexpro Services Stockholder (“
Gexpro Services
”), (iii) Lawson and (iv) Gulf Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Lawson (“
Merger Sub 2
”), pursuant to the terms and subject to the conditions of which the parties agreed, among other things, that Merger Sub 2 would merge with and into Gexpro Services, with Gexpro Services surviving the merger as a wholly-owned subsidiary of Lawson (the “
Gexpro Services Merger
” and, together with the TestEquity Merger, the “
Mergers
”).

On April 1, 2022 (the “
Closing Date
”), the TestEquity Merger was consummated pursuant to the TestEquity Merger Agreement. In accordance with the TestEquity Merger Agreement, Merger Sub 1 merged with and into TestEquity, with TestEquity surviving as a wholly-owned subsidiary of Lawson. In accordance with and under the terms of the TestEquity Merger Agreement, in connection with the closing of the TestEquity Merger on the Closing Date, Lawson: (i) issued to the TestEquity Equityholder 3,300,000 shares of Lawson common stock, (ii) on behalf of TestEquity, paid certain indebtedness of TestEquity and (iii) on behalf of TestEquity, paid certain transaction expenses of TestEquity. The TestEquity Merger Agreement provides that up to an additional 700,000 shares of Lawson common stock will be potentially issuable to the TestEquity Equityholder in accordance with, and subject to the terms and conditions of, the earnout provisions of the TestEquity Merger Agreement.

On the Closing Date, the Gexpro Services Merger was consummated pursuant to the Gexpro Services Merger Agreement. In accordance with the Gexpro Services Merger Agreement, Merger Sub 2 merged with and into Gexpro Services, with Gexpro Services surviving as a wholly-owned subsidiary of Lawson. In accordance with and under the terms of the Gexpro Services Merger Agreement, in connection with the closing of the Gexpro Services Merger on the Closing Date, Lawson: (i) issued to the Gexpro Services Stockholder 7,000,000 shares of Common Stock, (ii) on behalf of Gexpro Services, paid certain indebtedness of Gexpro Services and (iii) on behalf of Gexpro Services, paid certain specified transaction expenses of Gexpro Services. The Gexpro Services Merger Agreement provides that up to an additional 1,000,000 shares of Lawson common stock will be potentially issuable to the Gexpro Services Stockholder in accordance with, and subject to the terms and conditions of, the earnout provisions of the Gexpro Services Merger Agreement.
Based on the $38.69 closing price of Lawson common stock on the NASDAQ Global Select Market on the Closing Date, (i) the 3,300,000 shares of Lawson common stock issued to the TestEquity Equityholder had a value of approximately $127.7 million and (ii) the 7,000,000 shares of Lawson common stock issued to the Gexpro Services Stockholder had a value of approximately $270.8 million.
As of the Closing Date, entities affiliated with LKCM and J. Bryan King, including private investment partnerships for which LKCM serves as investment manager, owned a majority of the ownership interests in the TestEquity Equityholder (which in turn owned all of the outstanding equity interests of TestEquity as of immediately prior to the completion of the TestEquity Merger, and which received all of the shares of Lawson common stock issued in connection with the TestEquity Merger). As of the Closing Date, J. Bryan King was a director of the TestEquity Equityholder. In addition, as of the Closing Date, Mark F. Moon (a member of the Lawson board of directors) was a director of, and held a direct or indirect equity interest in, the TestEquity Equityholder.
As of the Closing Date, entities affiliated with LKCM and J. Bryan King, including private investment partnerships for which LKCM serves as investment manager, owned a majority of the ownership interests in the Gexpro Services Stockholder (which in turn owned all of the outstanding stock of Gexpro Services as of immediately prior to the completion of the Gexpro Services Merger, and which received all of the shares of Lawson common stock issued in connection with the Gexpro Services Merger).
Registration Rights Agreement
In connection with the consummation of the Mergers, Lawson, the TestEquity Equityholder and the Gexpro Services Stockholder entered into a Registration Rights Agreement, dated as of April 1, 2022 (the “
Registration Rights Agreement
”), pursuant to which, among other things, Lawson has agreed to register for resale, subject to the terms and conditions set forth therein, any and all Registrable Securities.
“
Registrable Securities
” means any and all (i) shares of Lawson common stock beneficially owned by the Demand Shareholders (as defined below) and (ii) other equity securities issued or issuable directly or indirectly with respect to the securities referred to in the foregoing clause (i) by way of conversion or exchange thereof or share dividend or share split or in connection with a combination of shares, recapitalization, reclassification, merger, amalgamation, arrangement, consolidation or other reorganization. “
Demand Shareholders
” means the TestEquity Equityholder, the Gexpro Services Stockholder and their respective transferees that become parties to the Registration Rights Agreement pursuant to the terms set forth in the Registration Rights Agreement.

The Registration Rights Agreement provides that, subject to the terms and conditions thereof, and subject to the availability of Form
S-3
to Lawson, any Demand Shareholder may require Lawson to file one or more Form
S-3
registration statements, providing for an offering to be made on a continuous basis pursuant to Rule 415 under the Securities Act of 1933, as amended (the “
Securities Act
”), relating to the offer and sale, from time to time, of an amount of Registrable Securities then held by such Demand Shareholders that equals or is greater than the Registrable Amount. “
Registrable Amount
” means an amount of Registrable Securities having an aggregate value of at least $5 million (based on the anticipated offering price (as reasonably determined in good faith by Lawson)), without regard to any underwriting discount or commission, or such lesser amount of Registrable Securities as would result in the disposition of all of the Registrable Securities beneficially owned by the applicable Demand Shareholders; provided, that such lesser amount shall have an aggregate value of at least $2 million (based on the anticipated offering price (as reasonably determined in good faith by Lawson)), without regard to any underwriting discount or commission.
The Registration Rights Agreement also provides that, if Lawson is ineligible under law to register Registrable Securities on a registration statement on Form
S-3
or is so eligible but has failed to comply with its obligations described in the prior paragraph, any Demand Shareholders will be entitled to make no more than four (4) written requests of Lawson for registration under Securities Act of an amount of Registrable Securities then held by such requested Demand Shareholders that equals or is greater than the Registrable Amount. In addition, the Registration Rights Agreement entitles the Demand Shareholders, subject to the terms and conditions set forth therein, to certain “piggyback” registration rights in connection with other registrations by Lawson of any shares of Lawson common stock under the Securities Act, subject to certain exceptions.
The Registration Rights Agreement provides that any particular securities constituting Registrable Securities will cease to be Registrable Securities when they (i) have been effectively registered or qualified for sale by prospectus filed under the Securities Act and disposed of in accordance with the registration statement covering such securities, or (ii) may be sold pursuant to Rule 144 under the Securities Act without regard to volume limitations or other restrictions on transfer thereunder. The Registration Rights Agreement also provides that the registration rights granted thereunder will terminate, as to any holder of Registrable Securities, on the earlier to occur of (a) the date on which all Registrable Securities held by such holder have been disposed of, or (b) the date on which all Registrable Securities held by such holder may be sold without registration in compliance with Rule 144 without regard to volume limitations or other restrictions on transfer thereunder.
Inventory Purchases
During the year ended December 31, 2020, Lawson purchased approximately $0.9 million of inventory from a company owned by an immediate relative of a Board member, I. Steven Edelson, at fair market value.
During the year ended December 31, 2021, Lawson purchased approximately $0.12 million of inventory from a company owned by an immediate relative of a Board member, I. Steven Edelson, at fair market value.
During the three months ended March 31, 2022, Lawson purchased approximately $0.5 million of inventory from a company owned by LKCM at fair market value. The entire value of the purchase was prepaid per the terms of the purchase agreement. Approximately $0.2 million of the inventory was received by the end of the first quarter 2022, with the remaining amount scheduled to be received in the second quarter 2022.

Information about Certain Beneficial Owners of Lawson Common Stock
As of April 25, 2022, LKCM and J. Bryan King beneficially owned approximately 74.5% and 73.2%, respectively, of the issued and outstanding shares of Lawson common stock. Mr. King is the Chairman of the Board of Directors of Lawson, and Mr. King has been appointed to also serve as President and Chief Executive Officer effective May 1, 2022. For additional information about the beneficial ownership of Lawson common stock by LKCM and J. Bryan King, and their affiliated entities holding such shares of Lawson common stock, see the section entitled “Beneficial Ownership Table” included in Part III. Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, which section is incorporated into this Item 13 by reference. As a result of such beneficial ownership, LKCM and Mr. King are able to exercise significant control over the election of directors to the Board of Directors of Lawson and the vote on all other matters submitted to a vote of Lawson’s stockholders.
Determination of Director Independence
The Company’s Board of Directors has determined that directors Andrew B. Albert, I. Steven Edelson, Lee S. Hillman, Mark F. Moon and Bianca A. Rhodes are independent within the meaning of the rules of The Nasdaq Stock Market. In determining independence, the Board of Directors considered the specific criteria for independence under The Nasdaq Stock Market rules and also the facts and circumstances of any other relationships of individual directors with the Company. Mr. King and Mr. DeCata are not considered independent directors. For additional information about the independence of our directors, see the sections entitled “Corporate Governance—The Audit Committee,” “Corporate Governance—The Compensation Committee” and “Corporate Governance—The Nominating and Governance Committee” included in Part III. Item 10. Directors, Executive Officers and Corporation Governance, which sections are incorporated into this Item 13 by reference.
The independent directors and the committees of the Board of Directors regularly meet in executive session without the presence of any management directors or representatives.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
BDO USA, LLP was the Company’s independent registered public accounting firm (“independent auditor”) in 2021 and 2020. Aggregate fees for professional services rendered for the Company by BDO USA, LLP for such years were as follows:

	Year Ended December 31,
	2021	2020
Audit Fees	$745,710	$857,686
Audit-Related Fees	—	—
Tax Fees	162,242	163,228
All Other Fees	—	—
Percentage of Total Fees Attributable to Non-Audit (“Other”) Fees	—%	—%

Total Fees	$907,952	$1,020,914

Audit Fees
Audit services include fees for the annual audit, review of the Company’s reports on
Form 10-Q
each year, consulting on accounting and auditing matters and fees related to BDO USA, LLP’s audit of the Company’s effectiveness of internal control over financial reporting as required by the Rule 404 Sarbanes-Oxley Act of 2002.

Audit-Related Fees
The Company did not pay to BDO USA, LLP any audit-related fees in 2021 or 2020.
Tax Fees
Aggregate fees of $162,242 and $163,228 billed by BDO USA, LLP in 2021 and 2020, respectively, are comprised of domestic and international income tax compliance and tax consulting services.
All Other Fees
The Company did not pay any other fees to BDO USA, LLP in 2021 and 2020.
Pre-Approval
of Services by Independent Auditor
The Audit Committee has adopted policies and procedures for the pre-approval
of the audit and
non-audit
services performed by the independent auditor to assure that the provision of such services does not impair the auditor’s independence. The Audit Committee approves all audit fees and terms for all services provided by the independent auditor and considers whether these services are compatible with the auditor’s independence. The Chairman of the Audit Committee may approve additional proposed services that arise between Audit Committee meetings provided that the decision to approve the service is presented at the next scheduled Audit Committee meeting. All non-audit
services provided by the independent auditor must be
pre-approved
by the Audit Committee Chairman prior to the engagement and ratified by the Audit Committee. The Audit Committee pre-approved
all audit and permitted
non-audit
services by the Company’s independent auditors in 2021.
Any proposed engagement that does not fit within the definition of a pre-approved
service may be presented to the Audit Committee for consideration at its next regular meeting or, if earlier consideration is required, to the Audit Committee or one or more of its members. The member or members to whom such authority is delegated shall report any specific approval of services at the Audit Committee’s next regular meeting. The Audit Committee will regularly review summary reports detailing all services being provided to the Company by its independent auditor.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	(1) The consolidated financial statements of Lawson included in Part II, Item 8 of the Original Form 10-K were filed as part of the Original Form 10-K.
(2) Schedule II included in Part II, Item 8 of the Original Form
10-K
was filed as part of the Original Form
10-K.
(3) Exhibits:

Exhibit Number	Description of Exhibit

2.1†	Agreement and Plan of Merger, dated as of December 29, 2021, by and among LKCM TE Investors, LLC, TestEquity Acquisition, LLC, the Company and Tide Sub, LLC, incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-10546) filed January 4, 2022.

2.2†	Agreement and Plan of Merger, dated as of December 29, 2021, by and among 301 HW Opus Investors, LLC, 301 HW Opus Holdings, Inc., the Company and Gulf Sub, Inc., incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K (File No. 000-10546) filed January 4, 2022.

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-10546) filed May 18, 2020.

3.2	Amended and Restated By-laws of the Company, incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 000-10546) filed May 18, 2020.

4.1**	Description of common stock, incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K (File No. 000-10546) filed February 24, 2022.

10.1	Credit Agreement dated October 11, 2019, among the Company and JP Morgan Chase Bank, N.A. as administrative agent, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-10546) filed October 16, 2019.

10.2	First Amendment to Credit Agreement dated August 31, 2020, between the Company and JP Morgan Chase Bank, N.A. as administrative agent, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-10546) filed September 2, 2020.

10.3*	Lawson Products, Inc. Executive Deferral Plan (as Amended and Restated Effective November 1, 2015), incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 000-10546) for the quarter ended September 30, 2021.

10.4*	Lawson Products, Inc. Amended Stock Performance Plan (as Amended and Restated Effective January 24, 2017), incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 000-10546) for the quarter ended September 30, 2021.

10.5*	Amendment of the Lawson Products, Inc. Amended Stock Performance Plan (as Amended and Restated Effective January 24, 2017), dated December 23, 2020, incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K (File No. 000-10546) for the fiscal year ended December 31, 2020.

10.6*	Form Letter regarding Stock Performance Rights, incorporated by reference to Exhibit 10(c)(16) to the Company’s Annual Report on Form 10-K (File No. 000-10546) for the fiscal year ended December 31, 2004.

10.7*	Lawson Products, Inc. 2009 Equity Compensation Plan (as Amended and Restated Effective May 14, 2019), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-10546) filed May 3, 2019.

10.8*	First Amendment to the Lawson Products, Inc. 2009 Equity Compensation Plan (as Amended and Restated Effective May 14, 2019), incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-10546) filed May 3, 2019.

10.9*	Amendment to the Lawson Products, Inc. 2009 Equity Compensation Plan (as Amended and Restated Effective May 14, 2019), dated December 23, 2020, incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K (File No. 000-10546) for the fiscal year ended December 31, 2020.

10.10*	Form of Award Agreement under the 2009 Equity Compensation Plan (Target Units, SPRs and Restricted Units), incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q (File No. 000-10546) for the quarter ended September 30, 2021.

10.11*	Form of Award Agreement under the 2009 Equity Compensation Plan (MSU Target Units, ROIC Target Units and Restricted Units), incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q (File No. 000-10546) for the quarter ended September 30, 2021.

10.12*	Form of Award Agreement under the 2009 Equity Compensation Plan (MSU Target Units, ROIC Target Units and Restricted Units), incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q (File No. 000-10546) for the quarter ended September 30, 2021.

10.13*	Lawson Products, Inc. 2021 Annual Incentive Plan Summary, incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q (File No. 000-10546) for the quarter ended September 30, 2021.

10.14*	Form of Indemnification Agreement for Directors and Officers, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-10546) filed September 19, 2008.

10.15*	Form of Change in Control Agreement for Officers, incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q (File No. 000-10546) for the quarter ended September 30, 2021.

10.16*	Employment Agreement dated as of August 14, 2017 by and between Lawson Products, Inc., an Illinois corporation, and Michael G. DeCata, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-10546) filed August 17, 2017.

10.17*	Amendment No. 1 to the Employment Agreement entered into on April 11, 2018 between Lawson Products, Inc., an Illinois corporation, and Michael G. DeCata, incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 000-10546) filed April 11, 2018.

10.18*	Employment Agreement dated as of August 29, 2012 by and between Lawson Products, Inc., an Illinois corporation, and Ron Knutson, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 000-10546) filed September 4, 2012.

10.19*	Retirement and Consulting Agreement, dated as of March 2, 2021, by and between Lawson Products, Inc., an Illinois corporation, and Neil Jenkins, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-10546) filed March 5, 2021.

10.20	Voting Agreement, dated as of December 29, 2021, by and among the Company and Luther King Capital Management Corporation, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-10546) filed January 4, 2022.

10.21**	Amended and Restated Commitment Letter, dated February 7, 2022, by and between the Company and JPMorgan Chase Bank, N.A. , incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K (File No. 000-10546) filed February 24, 2022.

21**	Subsidiaries of the Company, incorporated herein by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K (File No. 000-10546) filed February 24, 2022.

23**	Consent of BDO USA, LLP, incorporated herein by reference to Exhibit 23 to the Company’s Annual Report on Form 10-K (File No. 000-10546) filed February 24, 2022.

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 24, 2022, incorporated herein by reference to Exhibit 31.1 to the Company’s Annual Report on Form 10-K (File No. 000-10546) filed February 24, 2022.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 24, 2022, incorporated herein by reference to Exhibit 31.1 to the Company’s Annual Report on Form 10-K (File No. 000-10546) filed February 24, 2022.

31.3****	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4****	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, incorporated herein by reference to Exhibit 32 to the Company’s Annual Report on Form 10-K (File No. 000-10546) filed February 24, 2022.

101.INS	XBRL Instance Document, incorporated herein by reference to Exhibit 101.INS to the Company’s Annual Report on Form 10-K (File No. 000-10546) filed February 24, 2022

101.SCH**	XBRL Taxonomy Extension Schema Document, incorporated herein by reference to Exhibit 101.SCH to the Company’s Annual Report on Form 10-K (File No. 000-10546) filed February 24, 2022.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document, incorporated herein by reference to Exhibit 101.CAL to the Company’s Annual Report on Form 10-K (File No. 000-10546) filed February 24, 2022.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document, incorporated herein by reference to Exhibit 101.DEF to the Company’s Annual Report on Form 10-K (File No. 000-10546) filed February 24, 2022.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document, incorporated herein by reference to Exhibit 101.LAB to the Company’s Annual Report on Form 10-K (File No. 000-10546) filed February 24, 2022.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document, incorporated herein by reference to Exhibit 101.PRE to the Company’s Annual Report on Form 10-K (File No. 000-10546) filed February 24, 2022.

104	Cover Page Interactive File (embedded within the Inline XBRL Document)

†
Certain schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation
S-K
promulgated by the U.S. Securities and Exchange Commission. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

*	Indicates management employment contracts or compensatory plans or arrangements.
**	Previously filed with the Original Form 10-K.
***	Previously furnished with the Original Form 10-K.
****	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAWSON PRODUCTS, INC.

By:	/s/ Michael G. DeCata
Michael G. DeCata
President, Chief Executive Officer and Director
(principal executive officer)

Date: April 29, 2022

By:	/s/ Ronald J. Knutson
Ronald J. Knutson
Executive Vice President, Chief Financial Officer and Treasurer
(principal financial officer)

Date: April 29, 2022

By:	/s/ David S. Lambert
David S. Lambert
Vice President, Controller and Chief Accounting Officer
(principal accounting officer)

Date: April 29, 2022