Form 10-Q
period 2022-06-30
Distribution Solutions Group, Inc.
filed 2022-08-09
CIK 703604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For quarterly period ended June 30, 2022
or

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from              to

Commission file Number: 0-10546

DISTRIBUTION SOLUTIONS GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware			36-2229304
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

8770 W. Bryn Mawr Avenue, Suite 900,	Chicago,	Illinois	60631
(Address of principal executive offices)			(Zip Code)
(773) 304-5050
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, $1.00 par value	DSGR	NASDAQ Global Select Market
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, $1 par value, as of August 1, 2022 was 19,444,740.

“Safe Harbor” Statement under the Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms “aim,” “anticipate,” “believe,” “contemplates,” “continues,” “could,” “ensure,” “estimate,” “expect,” “forecasts,” “if,” “intend,” “likely,” “may,” “might,” “objective,” “outlook,” “plan,” “positioned,” “potential,” “predict,” “probable,” “project,” “shall,” “should,” “strategy,” “will,” “would,” and other words and terms of similar meaning and expression are intended to identify forward-looking statements. Forward-looking statements can also be identified by the fact that they do not relate strictly to historical or current facts. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions or beliefs and are subject to a number of factors, assumptions and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact our business, financial condition and results of operations include:

•inventory obsolescence;
•work stoppages and other disruptions at transportation centers or shipping ports;
•TestEquity Acquisition, LLC's ("TestEquity's") reliance on a significant supplier for a significant amount of its product inventory;
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
•changes that affect governmental and other tax-supported entities;
•our significant amount of indebtedness;
•failure to adequately fund our operating and working capital needs through cash generated from operations and cash available through our credit facility;
•failure to meet the covenant requirements of our credit facility;
•prolonged periods of inflation could require government efforts to combat inflation which could lead to higher financing costs;
•declines in the market price of our common stock;
•Luther King Capital Management Corporation’s significant influence over the Company in light of its ownership percentage;
•violations of environmental protection regulations;
•changes in tax matters;
•the COVID-19 pandemic;
•the issuance of additional shares of our common stock in accordance with the earnout provisions of the Merger Agreements (as defined herein) to entities affiliated with Luther King Capital Management Corporation in connection with the Mergers (as defined herein);
•any difficulties in integrating the business operations of TestEquity and 301 HW Opus Holdings, Inc., conducting business as Gexpro Services ("Gexpro Services") respective businesses with our legacy Lawson operations, and/or the failure to successfully combine those operations within our expected timetable;
•business uncertainties as a result of the Mergers;
•incurrence of additional transaction costs in connection with the Mergers;
•any inaccuracies in the Company’s estimates and judgments related to the acquisition accounting models used to record the purchase price allocation in connection with the Mergers;
•potential impairment charges for goodwill and other intangible assets;
•risks arising from TestEquity’s and Gexpro Services’ international operations subjecting us to new and additional legal and regulatory regimes;
•stockholder litigation relating to the Mergers;
•limitations on our ability to use our net operating losses and certain other tax attributes generated prior to the Mergers;
•TestEquity and/or Gexpro Services may not have in place the financial organization, reporting and internal controls necessary for a public company;
•a downturn in the economy or in certain sectors of the economy;
•changes in energy costs, tariffs and the cost of raw materials used in our products, and other inflationary pressures;
•supply chain constraints, inflationary pressure and labor shortages;

•foreign currency exchange rate changes; and
•all other factors discussed in the Company’s “Risk Factors” section set forth in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022.

The Company undertakes no obligation to update any such factors, assumptions and uncertainties or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
Distribution Solutions Group, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$17,872	$14,671
Restricted cash	194	—
Accounts receivable, less allowance for doubtful accounts of $2,058 and $2,473, respectively	168,247	80,574
Inventories, net	250,696	132,717
Prepaid expenses and other current assets	30,801	8,098
Total current assets	467,810	236,060
Property, plant and equipment, net	64,958	9,079
Rental equipment, net	26,108	24,727
Goodwill	355,440	106,145
Deferred tax asset	267	266
Intangible assets, net	242,926	96,608
Cash value of life insurance	17,537	—
Right of use assets	47,055	19,662
Other assets	4,095	747
Total assets	$1,226,196	$493,294
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$93,191	$47,958
Current portion of long-term debt	16,495	134,405
Current portion of lease obligation	10,487	4,641
Earnout derivative liability	23,000	—
Related party payables	—	4,813
Accrued expenses and other current liabilities	58,310	23,126
Total current liabilities	201,483	214,943
Long-term debt, less current portion, net	389,279	93,134
Security bonus plan	10,163	—
Deferred compensation	10,827	—
Lease obligation	38,652	16,132
Deferred tax liability	30,446	2,742
Other liabilities	3,518	574
Total liabilities	684,368	327,525
Stockholders’ equity:
Preferred stock, $1 par value:
Authorized - 500,000 shares, issued and outstanding — None	—	—
Common stock, $1 par value:
Authorized - 35,000,000 shares Issued - 19,694,145 and 10,542,333 shares, respectively Outstanding - 19,443,982 and 10,294,824 shares, respectively	19,468	10,318
Capital in excess of par value	573,649	197,057
Retained deficit	(40,394)	(33,142)
Treasury stock – 250,163 and 247,509 shares, respectively	(10,144)	(10,033)
Accumulated other comprehensive (loss) income	(751)	1,569
Total stockholders’ equity	541,828	165,769
Total liabilities and stockholders’ equity	$1,226,196	$493,294
See notes to Condensed Consolidated Financial Statements (Unaudited)

Distribution Solutions Group, Inc.
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenue	$321,336	$134,152	$475,421	$258,979
Cost of goods sold	206,781	100,411	319,982	194,991
Gross profit	114,555	33,741	155,439	63,988

Selling, general and administrative expenses	110,442	28,273	148,338	56,267
Operating income	4,113	5,468	7,101	7,721

Interest expense	(3,751)	(4,262)	(10,607)	(8,506)
Loss on extinguishment of debt	(2,814)	—	(3,395)	—
Change in fair value of earnout derivative liability	(5,693)	—	(5,693)	—
Other (expense) income, net	(182)	(186)	774	(254)

(Loss) income before income taxes	(8,327)	1,020	(11,820)	(1,039)
Income tax (benefit) expense	(3,612)	559	(4,568)	390

Net (loss) income	$(4,715)	$461	$(7,252)	$(1,429)

Basic (loss) income per share of common stock	$(0.23)	$0.04	$(0.47)	$(0.14)

Diluted (loss) income per share of common stock	$(0.23)	$0.04	$(0.47)	$(0.14)

Comprehensive (loss) income
Net (loss) income	$(4,715)	$461	$(7,252)	$(1,429)
Other comprehensive (loss) income, net of tax:
Loss on foreign currency translation	(2,491)	(171)	(2,320)	(3)
Comprehensive (loss) income	$(7,206)	$290	$(9,572)	$(1,432)

See notes to Condensed Consolidated Financial Statements (Unaudited)

Distribution Solutions Group, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands, except share data)
(Unaudited)

	Common Stock		Capital in Excess of Par Value			Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Outstanding Shares	$1 Par Value		Retained Earnings	Treasury Stock
Balance at December 31, 2021	10,294,824	$10,318	$197,057	$(33,142)	$(10,033)	$1,569	$165,769

Net loss	—	—	—	(2,537)	—	—	(2,537)
Gain for foreign currency translation	—	—	—	—	—	171	171
Shares issued	6,065	6	(6)	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(889)	—	33	—	(33)	—	—
Other	—	—	(95)	—	—	—	(95)
Balance at March 31, 2022	10,300,000	$10,324	$196,989	$(35,679)	$(10,066)	$1,740	$163,308

Net loss	—	—	—	(4,715)	—	—	(4,715)
Loss for foreign currency translation	—	—	—	—	—	(2,491)	(2,491)
Stock-based compensation	—	—	573	—	—	—	573
Shares issued	25,682	24	(24)	—	—	—	—
Deemed consideration for reverse acquisition	9,120,167	9,120	342,371	—	—	—	351,491
Reclassification of issuable shares from earnout derivative liability	—	—	26,593	—	—	—	26,593
Fair value adjustment of stock-based compensation awards	—	—	1,910	—	—	—	1,910
Tax withholdings related to net share settlements of stock-based compensation awards	(1,867)	—	—	—	(78)	—	(78)
Settlement of related party liability	—	—	5,276	—	—	—	5,276
Other	—	—	(39)	—	—	—	(39)
Balance at June 30, 2022	19,443,982	$19,468	$573,649	$(40,394)	$(10,144)	$(751)	$541,828

See notes to Condensed Consolidated Financial Statements (Unaudited)

Distribution Solutions Group, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands)
(Unaudited)

	Common Stock		Capital in Excess of Par Value			Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Outstanding Shares	$1 Par Value		Retained Earnings	Treasury Stock
Balance at December 31, 2020	10,233,223	$10,233	$180,609	$(28,090)	$(9,015)	$1,511	$155,248

Net loss	—	—	—	(1,890)	—	—	(1,890)
Gain for foreign currency translation	—	—	—	—	—	168	168
Shares issued	6,523	6	(6)	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(303)	—	13	—	(13)	—	—
Balance at March 31, 2021	10,239,443	$10,239	$180,616	$(29,980)	$(9,028)	$1,679	$153,526

Net income	—	—	—	461	—	—	461
Loss for foreign currency translation	—	—	—	—	—	(171)	(171)
Shares issued	12,383	12	(12)	—	—	—	—
Balance at June 30, 2021	10,251,826	$10,251	$180,604	$(29,519)	$(9,028)	$1,508	$153,816

See notes to Condensed Consolidated Financial Statements (Unaudited)

Distribution Solutions Group, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021

Operating activities
Net loss	$(7,252)	$(1,429)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	22,335	8,921
Amortization of debt issue costs	421	598
Extinguishment of debt	3,395	—
Stock-based compensation	4,013	—
Deferred income taxes	(420)	(58)
Change in fair value of earnout liability	5,693	—
Gain on sale of rental equipment	(1,821)	(836)
Reserve for obsolete and excess inventory	1,377	578
Bad debt expense	244	4
Changes in operating assets and liabilities:
Accounts receivable	(27,639)	2,047
Inventories, net	(28,983)	(6,562)
Prepaid expenses and other current assets	(13,777)	2,137
Accounts payable	(5,254)	5,628
Accrued expenses and other current liabilities	9,957	(2,060)
Other changes in operating assets and liabilities	(1,832)	(56)
Net cash (used in) provided by operating activities	(39,543)	8,912
Investing activities
Purchases of property, plant and equipment	(3,410)	(2,561)
Business acquisitions, net of cash acquired	(113,781)	(6,501)
Purchases of rental equipment	(4,878)	(5,799)
Proceeds from sale of rental equipment	6,783	2,772
Net cash used in investing activities	(115,286)	(12,089)
Financing activities
Proceeds from revolving lines of credit	166,200	18,401
Payments on revolving lines of credit	(67,687)	(7,200)
Proceeds from term loans	377,552	—
Payments on term loans	(307,490)	(7,446)
Deferred financing costs	(11,415)	—
Shares repurchased held in treasury	(78)	—
Payment of financing lease principal	(39)	—
Net cash provided by financing activities	157,043	3,755
Effect of exchange rate changes on cash and cash equivalents	1,181	25
Increase in cash, cash equivalents and restricted cash	3,395	603
Cash, cash equivalents and restricted cash at beginning of period	14,671	10,399
Cash, cash equivalents and restricted cash at end of period	$18,066	$11,002
Cash and cash equivalents	$17,872	$11,002
Restricted cash	194	—
Total cash, cash equivalents and restricted cash	$18,066	$11,002

See notes to Condensed Consolidated Financial Statements (Unaudited)

Distribution Solutions Group, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021

Supplemental disclosure of cash flow information
Net cash paid for income taxes	6,267	425
Net cash paid for interest	10,600	8,034
Non-cash activities:
Fair value of common stock exchanged for reverse acquisition	351,491	—
Settlement of related party obligations	5,276	—
Additions of property, plant and equipment included in accounts payable	135	67

See notes to Condensed Consolidated Financial Statements (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 — Nature of Operations and Basis of Presentation

Organization

Effective May 5, 2022, Distribution Solutions Group, Inc. ("DSG"), a Delaware corporation, changed its corporate name from “Lawson Products, Inc.” to “Distribution Solutions Group, Inc.” DSG is a global specialty distribution company providing value added distribution solutions to the maintenance, repair and operations ("MRO"), original equipment manufacturer ("OEM") and industrial technology markets. DSG has three principal operating companies: Lawson Products, Inc. ("Lawson"), TestEquity Acquisition, LLC ("TestEquity") and 301 HW Opus Holdings, Inc., conducting business as Gexpro Services ("Gexpro Services"). The complementary distribution operations of Lawson, TestEquity and Gexpro Services were combined for the purpose of creating a specialty distribution company. A summary of the Mergers (as defined below), including the legal entities party to the transactions and the stock consideration, is presented below.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “DSG”, the “Company”, "we", "our" or "us" refer to the holding company, Distribution Solutions Group, Inc., and all entities consolidated in the accompanying unaudited condensed consolidated financial statements.

Business Combination Background

On December 29, 2021, DSG entered into an:

• Agreement and Plan of Merger (the “TestEquity Merger Agreement”) by and among (i) LKCM TE Investors, LLC, a Delaware limited liability company (the “TestEquity Equityholder”), (ii) TestEquity Acquisition, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the TestEquity Equityholder (“TestEquity”), (iii) DSG and (iv) Tide Sub, LLC, a Delaware limited liability company and a wholly-owned subsidiary of DSG (“Merger Sub 1”), pursuant to the terms and subject to the conditions of which the parties agreed, among other things, that Merger Sub 1 would merge with and into TestEquity, with TestEquity surviving the merger as a wholly-owned subsidiary of DSG (the “TestEquity Merger”); and

• Agreement and Plan of Merger (the “Gexpro Services Merger Agreement” and, together with the TestEquity Merger Agreement, the “Merger Agreements”) by and among (i) 301 HW Opus Investors, LLC, a Delaware limited liability company (the “Gexpro Services Stockholder”), (ii) 301 HW Opus Holdings, Inc., a Delaware corporation and a wholly-owned subsidiary of the Gexpro Services Stockholder (“Gexpro Services”), (iii) DSG and (iv) Gulf Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of DSG (“Merger Sub 2”), pursuant to the terms and subject to the conditions of which the parties agreed, among other things, that Merger Sub 2 would merge with and into Gexpro Services, with Gexpro Services surviving the merger as a wholly-owned subsidiary of DSG (the “Gexpro Services Merger” and, together with the TestEquity Merger, the “Mergers”).

Each outstanding share of TestEquity and Gexpro Services common stock outstanding immediately prior to the closing of the Merger can be derived by converted into approximately 0.3618 shares and 0.7675 shares, respectively, of Company common stock.

Completion of the TestEquity Merger

On April 1, 2022, (the "Merger Date"), the TestEquity Merger was consummated pursuant to the TestEquity Merger Agreement.

In accordance with and under the terms of the TestEquity Merger Agreement, at the closing of the TestEquity Merger, DSG: (i) issued to the TestEquity Equityholder 3,300,000 shares of DSG common stock, (ii) on behalf of TestEquity, paid certain indebtedness of TestEquity and (iii) on behalf of TestEquity, paid certain transaction expenses of TestEquity.

The TestEquity Merger Agreement provides that an additional 700,000 shares of DSG common stock (the “TestEquity Holdback Shares”) may be issued to the TestEquity Equityholder or forfeited in accordance with two earnout provisions of the TestEquity Merger Agreement. The amount of TestEquity Holdback Shares issuable under the first earnout opportunity is based on, among other factors, the consummation of a certain additional acquisition by TestEquity during the period beginning after December 29, 2021 and ending 90 days after the Merger Date. If any TestEquity Holdback Shares remain after the calculation of the first earnout opportunity, there is a second earnout opportunity based on, among other factors, the increase in TestEquity EBITDA (as defined in the TestEquity Merger Agreement) in calendar year 2022 over calendar year 2021 subject to the calculations within the TestEquity Merger Agreement. As of June 30, 2022, 700,000 TestEquity Holdback Shares are expected to be issued under the first earnout opportunity due to the consummation of the certain additional acquisition as referenced in the TestEquity Merger Agreement and were remeasured and reclassified to equity at April 29, 2022 when the additional acquisition was consummated. Refer to Note 11 - Earnout Derivative Liability for information about the earnout derivative liability related to the TestEquity Holdback Shares.

Completion of the Gexpro Services Merger

On the Merger Date, the Gexpro Services Merger was consummated pursuant to the Gexpro Services Merger Agreement.

In accordance with and under the terms of the Gexpro Services Merger Agreement, at the closing of the Gexpro Services Merger, DSG: (i) issued to the Gexpro Services Stockholder 7,000,000 shares of DSG common stock, (ii) on behalf of Gexpro Services, paid certain indebtedness of Gexpro Services and (iii) on behalf of Gexpro Services, paid certain specified transaction expenses of Gexpro Services.

The Gexpro Services Merger Agreement provides that an additional 1,000,000 shares of DSG common stock (the “Gexpro Services Holdback Shares”) may be issued to the Gexpro Services Stockholder or forfeited in accordance with two earnout provisions of the Gexpro Services Merger Agreement. The amount of Gexpro Services Holdback Shares issuable under the first earnout opportunity is based on, among other factors, the consummation of one or more of three certain additional acquisitions by Gexpro Services during the period beginning after December 29, 2021 and ending 90 days after the Merger Date. If any Gexpro Services Holdback Shares remain after the calculation of the first earnout opportunity, there is a second earnout opportunity based on, among other factors, the increase in Gexpro Services EBITDA (as defined in the Gexpro Services Merger Agreement) in calendar year 2022 over calendar year 2021 subject to the calculations within the Gexpro Services Merger Agreement. As of April 1, 2022, approximately 538,000 Gexpro Services Holdback Shares were expected to be issued under the first earnout opportunity due to the consummation of the certain additional acquisitions which were completed prior to the Merger Date. The fair value of the remaining 462,000 Gexpro Services Holdback Shares available under the second earnout opportunity are included in Earnout derivative liability in the Unaudited Condensed Consolidated Balance Sheets. Final issuance of the Gexpro Services Holdback Shares under the second earnout opportunity is subject to certain terms and conditions as specified in the Gexpro Services Merger Agreement. Refer to Note 11 - Earnout Derivative Liability for information about the earnout derivative liability related to the Gexpro Services Holdback Shares.

TestEquity and Gexpro Services were treated as a combined entity as the accounting acquirer for financial reporting purposes, and DSG was identified as the accounting acquiree. Accordingly, periods prior to the Merger Date reflect the results of operations and financial position of TestEquity and Gexpro Services on a consolidated basis, and the results of operations of DSG's legacy Lawson business are only included subsequent to the April 1, 2022 Merger Date.

Nature of Operations

A summary of the nature of operations for each of DSG's operating companies is presented below. Information regarding DSG's reportable segments is presented in Note 19 - Segment Information.

Lawson sells and distributes specialty products to the industrial, commercial, institutional and government MRO market and uses sales representatives to provide Vendor Managed Inventory ("VMI") services to Lawson's customers. Through The Bolt Supply House business, customers in Western Canada have access to products at 14 branch locations in Alberta, Saskatchewan, Manitoba and British Columbia, Canada. Under its Kent Automotive brand, Lawson provides collision and mechanical repair products to the automotive aftermarket. Lawson ships from several strategically located distribution centers to customers in all 50 states, Puerto Rico, Canada, Mexico, and the Caribbean.

TestEquity is a distributor of test and measurement equipment and solutions, electronic production supplies, and tool kits from its leading manufacturer partners supporting the technology, aerospace, defense, automotive, electronics, education, and medical industries. TestEquity operates primarily through four brands, TestEquity, TEquipment, Jensen Tools and Techni-Tool. TestEquity also designs a full line of environmental test chambers.

Gexpro Services is a provider of supply chain solutions, specializing in developing and implementing VMI and kitting programs to high-specification manufacturing customers. Gexpro Services provides critical products and services to customers throughout the lifecycle of highly technical Original Equipment Manufacturer (OEM) products.

Basis of Presentation and Consolidation

The Mergers were accounted for as a reverse merger under the acquisition method of accounting in accordance with the accounting guidance for reverse acquisitions as provided in Accounting Standards Codification ("ASC") 805, Business Combinations ("ASC 805"). Under this guidance, TestEquity and Gexpro Services were treated as a combined entity as the accounting acquirer for financial reporting purposes, and DSG was identified as the accounting acquiree. This determination was primarily made as TestEquity and Gexpro Services were under the common control of an entity that owns a majority of the voting rights of the combined entity, and therefore, only DSG experienced a change in control. Accordingly, the unaudited condensed consolidated financial statements as of June 30, 2022 and December 31, 2021 and for the three and six months ended June 30, 2022 and 2021 reflect the results of operations and financial position of TestEquity and Gexpro Services on a consolidated basis, and the results of operations of DSG's legacy Lawson business are only included subsequent to the April 1, 2022 Merger Date.

The Company and its consolidated subsidiaries, except for Gexpro Services, operate on a calendar year-end. Gexpro Services operates on a calendar year-end for annual reporting purposes. However, quarterly financial statements for Gexpro Services are prepared on financial close dates that may differ from that of the Company. The consolidated financial statement impact of the two day difference arising from the different period ends for the quarter ended June 30, 2022 was not material. The Company utilizes the exchange rates in effect at Gexpro Services’ reporting date and the appropriate weighted-average rate for its fiscal reporting period.

The accompanying unaudited condensed consolidated financial statements of DSG have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all disclosures required by GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the TestEquity Acquisition, LLC and 301 HW Opus Holdings, Inc. audited consolidated financial statements and accompanying notes included in the Company's Current Report on Form 8-K/A filed with the U.S. Securities and Exchange Commission ("SEC") on June 15, 2022, and the Lawson Products, Inc. audited consolidated financial statements and accompanying notes included in DSG's Annual Report on Form 10-K filed for the year ended December 31, 2021. All normal recurring adjustments have been made that are necessary to fairly state the results of operations for the interim periods. Operating results for the three and six month periods ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

Note 2 - Summary of Significant Accounting Policies

Revenue Recognition — The majority of the Company’s revenue is generated through the sale of a broad range of specialized products and components, with revenue recognized upon transfer of control, title and risk of loss, which is generally upon shipment. VMI service revenue represents less than 5% of total revenue and is recognized as the services are performed. The Company offers VMI services only in conjunction with product sales. The Company does not bill product sales and services separately. A portion of selling expenses is allocated to cost of sales for reporting purposes based upon the estimated time spent on such services. A portion of service revenue and cost of service is deferred, as not all services are performed in the same period as billed. The Company includes shipping costs billed to customers in revenue and the related shipping costs in cost of goods and services. The Company accrues for returns based on historical evidence of return rates. The Company has adopted the practical expedient within ASC 340 to recognize incremental costs to obtain a contract, primarily employee related costs, as expense when incurred since the amortization period of the asset that the Company otherwise would have recognized is one year or less. The Company also operates as a lessor and recognizes lease revenue on a straight-line basis over the life of each lease. The Company has adopted the practical expedient not to separate the non-lease components that would be within the scope of ASC 606 from the associated lease component as the relevant criteria under ASC 842 are met.

Cash Equivalents — The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amount of the Company’s cash equivalents at June 30, 2022 and December 31, 2021 approximates fair value.

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

Inventories — Inventories principally consist of finished goods stated at the lower of cost or net realizable value using the first-in-first-out method for the Lawson and TestEquity segments and weighted average for the Gexpro Services segment. To reduce the cost basis of inventory to a lower of cost or net realizable value, a reserve is recorded for slow-moving and obsolete inventory based on historical experience and monitoring of current inventory activity. Estimates are used to determine the necessity of recording these reserves based on periodic detailed analysis using both qualitative and quantitative factors. As part of this analysis, the Company considers several factors including the inventories length of time on hand, historical sales, product shelf life, product life cycle, product category and product obsolescence.

Property, Plant and Equipment — Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation expense is computed primarily by the straight-line method for buildings, machinery and equipment, furniture and fixtures and vehicles. The Company estimates useful lives of 10 to 40 years for buildings and improvements, the shorter of the useful life of the assets or term of the underlying leases for leasehold improvements, and 2 to 10 years for machinery and equipment, furniture and fixtures and vehicles. Capitalized software is amortized over estimated useful lives of 3 to 5 years using the straight-line method. The costs of repairs, maintenance and minor renewals are charged to expense as incurred. Amortization of financing and capital leases is included in depreciation expense. When property, plant and equipment are retired, sold, or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in the income from operations.

Rental Equipment — Rental equipment is stated at cost less accumulated depreciation and amortization. Expense is computed primarily by the straight-line method over an estimated useful life of 3 to 7 years. Upon sale or retirement of such assets, the related cost and accumulated depreciation are removed from the Unaudited Condensed Consolidated Balance Sheet, and gains or losses are reflected in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. The costs of repairs, maintenance and minor renewals are charged to expense as incurred. When rental equipment is retired, sold, or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation are removed from the Unaudited Condensed Consolidated Balance Sheet and any gain or loss is included in the income from operations.

Cash Value of Life Insurance — The Company invests funds in life insurance policies for certain current and former employees. The cash surrender value of the policies is invested in various investment instruments and is recorded as an asset on our Unaudited Condensed Consolidated Balance Sheets. The Company records these policies at their contractual value. The change in the cash surrender value of the life insurance policies, which is recorded as a component of General and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income, is the change in the policies' contractual values.

Deferred Compensation — The Company’s Executive Deferral Plan (“Deferral Plan”) allows certain executives to defer payment of a portion of their earned compensation. The deferred compensation is recorded in an account balance, which is a bookkeeping entry made by the Company to measure the amount due to the participant. The account balance is equal to the participant’s deferred compensation, adjusted for increases and/or decreases in the amount that the participant has designated to one or more bookkeeping portfolios that track the performance of certain mutual funds. The Company adjusts the deferred compensation liability to equal the contractual value of the participants’ account balances. These adjustments are the changes in contractual value of the individual plans and are recorded as a component of General and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

Stock-Based Compensation — Compensation based on the share value of the Company’s common stock is valued at its fair value at the grant date and the expense is recognized over the vesting period. Fair value is re-measured each reporting period for liability-classified awards that may be redeemable in cash. The Company accounts for forfeitures of stock-based compensation in the period in which they occur.

Goodwill — The Company had $355.4 million of goodwill at June 30, 2022 and $106.1 million of goodwill at December 31, 2021. Goodwill represents the cost of business acquisitions in excess of the fair value of identifiable net tangible and intangible assets acquired. The Company reviews goodwill for potential impairment annually on October 1st, or when an event or other circumstances change that would more likely than not reduce the fair value of the asset below its carrying value.

The first step in the multi-step process to determine if goodwill has been impaired and to what degree is to review the relevant qualitative factors that could cause the fair value of the reporting unit to decrease below the carrying value of the reporting unit. The Company considers factors such as macroeconomic, industry and market conditions, cost factors, overall financial performance and other relevant factors that would affect the individual reporting units. If the Company determines that it is more likely than not that the fair value of the reporting unit is greater than the carrying value of the reporting unit, then no further impairment testing is needed. If the Company determines that it is more likely than not that the carrying value of the reporting unit is greater than the fair value of the reporting unit, the Company will move to the next step in the process. The Company will estimate the fair value of the reporting unit and compare it to the reporting unit's carrying value. If the carrying value of the reporting unit exceeds its fair value, the Company will record an impairment of goodwill equal to the amount the carrying value of the reporting unit exceeds its fair value, up to the total amount of goodwill previously recognized.

Intangible Assets — The Company's intangible assets primarily consist of trade names and customer relationships. Intangible assets are amortized over a weighted average of 8 to 15 year and 9 to 20 year estimated useful lives for trade names and customer relationships, respectively. The Company amortizes trade name intangible assets on a straight-line basis and customer relationship intangible assets on a basis consistent with their estimated economic benefit.

Impairment of Long-Lived Assets — The Company reviews its long-lived assets, including property, plant and equipment and definite life intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. Recoverability is measured by a comparison of the assets carrying amount to their expected future undiscounted net cash flows. If such assets are considered to be impaired, the impairment to be recognized is measured based on the amount by which the carrying amount of the asset exceeds its fair value. No impairments occurred in the first six months of 2022 or during the year ended December 31, 2021.

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

The Company recognizes the benefit of tax positions when a benefit is more likely than not (i.e., greater than 50% likely) to be sustained on its technical merits. Recognized tax benefits are measured at the largest amount that is more likely than not to be sustained, based on cumulative probability, in final settlement of the position. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of Income tax expense in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

Leases — Leases are categorized as either operating or financing leases at commencement of the lease. For both classes of leases, a Right Of Use ("ROU") asset and corresponding lease liability are recognized at commencement of the lease. Operating leases consist of the Company headquarters, distribution and service centers, and Bolt branches. Financing leases consist of equipment such as forklifts and copiers. The value of the lease assets and liabilities are the present value of the total cash payments for each lease. The Company uses its incremental borrowing rate to discount the total cash payments to present value for each lease. The Company reviews each lease to determine if there is a more appropriate discount rate to apply. Upon commencement of the lease, rent expense is recognized on a straight line basis for each operating lease. Each financing lease ROU asset is amortized on a straight line basis over the lease period. TestEquity and the Lawson Partsmaster business have equipment leasing programs for customers. These leases are classified as operating leases. The leased equipment is recognized in Rental equipment, net in the Unaudited Condensed Consolidated Balance Sheets and the leasing revenue is recognized on a straight line basis.

Earnings per Share — Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of shares of common stock and, if dilutive, common stock equivalents outstanding during the period. Diluted earnings per share reflect the potential dilution from the exercise or conversion of outstanding performance awards, stock options, market stock units and restricted stock awards into common stock. The dilutive effect of these common stock equivalents is reflected in diluted earnings per share by application of the treasury stock method. Contingently issuable shares are considered outstanding common shares and included in basic EPS as of the date that all necessary conditions have been satisfied (i.e., when issuance of the shares is no longer contingent). For diluted EPS, the contingently issuable shares should be included in the denominator of the diluted EPS calculation as of the beginning of the interim period in which the conditions are satisfied and the earnout arrangements have been resolved.

For the reverse acquisition period prior to April 1, 2022, the Company calculates the basic EPS for each comparative period before the acquisition date presented in the consolidated financial statements by dividing the income of the accounting acquirer attributable to common shareholders in each of those periods by the accounting acquirer’s historical weighted-average number of common shares outstanding. The Company calculates the weighted-average number of common shares outstanding (the denominator of the EPS calculation), including the equity interests issued by the legal acquirer to effect the reverse acquisition, as; the number of common shares outstanding from the beginning of that period to the acquisition date computed on the basis of the weighted-average number of common shares of the accounting acquirer outstanding during the period multiplied by an exchange ratio derived from the shares exchanged at the Merger Date.

For the three and six months ended June 30, 2022 no options to purchase shares of common stock were excluded from the computation of diluted earnings per share because none of the options were in the money.

Foreign Currency — The accounts of foreign subsidiaries are measured using the local currency as the functional currency. All balance sheet amounts are translated into U.S. dollars using the exchange rates in effect at the applicable period end. Components of income or loss are translated using the average exchange rate for each reporting period.

Gains and losses resulting from changes in the exchange rates from translation of the subsidiary accounts in local currency to U.S. dollars are reported as a component of Accumulated other comprehensive income or loss in the Unaudited Condensed Consolidated Balance Sheets. Gains and losses resulting from the effect of exchange rate changes on transactions denominated in currencies other than the functional currency are included as a component of net income or loss upon settlement of the transaction.

Gains and losses resulting from foreign intercompany transactions are included as a component of net income or loss each reporting period unless the transactions are of a long-term-investment nature and settlement is not planned or anticipated in the foreseeable future, in which case the gains and losses are recorded as a component of Accumulated other comprehensive income or loss in the Unaudited Condensed Consolidated Balance Sheets.

Treasury Stock — The Company repurchased 2,756 of its common stock in 2022 from employees upon the vesting of restricted stock to offset the income taxes owed by those employees. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of stockholders’ equity. The cost of the common stock repurchased and held in treasury was $0.08 million in 2022.

Segment Information — The Financial Accounting Standards Board ("FASB") ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance.

The Company’s chief operating decision-maker (“CODM”) is the Chief Executive Officer of DSG. The CODM reviews the financial performance and the results of operations of the segments when making decisions about allocating resources and assessing performance of the Company.

The Company has determined it has four operating segments: (i) Lawson, (ii) Gexpro Services, (iii) TestEquity and (iv) All Other. The Company’s three reportable segments include (i) Lawson, (ii) Gexpro Services and (iii) TestEquity. The Company’s CODM reviews the operating results of these reportable segments for the purpose of allocating resources and evaluating financial performance.

There are no intersegment revenues. The reporting segments follow the same accounting policies used in the preparation of the Company’s unaudited condensed consolidated financial statements. Please see Note 19 - Segment Information for further details.

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

Fair Value Measurements — The Company applies the guidance in ASC 820, Fair Value Measurements to account for financial assets and liabilities measured on a recurring basis. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three levels of the fair value hierarchy are described below:

Level 1 - Unadjusted quoted prices for identical assets and liabilities in active markets.
Level 2 - Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
Level 3 - Unobservable inputs that are supported by little or no market activity, may be derived from internally developed methodologies based on management's best estimate of fair value and that are significant to the fair value of the asset or liability

The carrying amount of accounts receivable, accounts payable, accrued expenses and other working capital balances are considered a reasonable estimate of their fair value due to the short-term maturity of these instruments. The carrying amount of debt is also considered to be a reasonable estimate of the fair value based on the nature of the debt and that the debt bears interest at the prevailing market rate for instruments with similar characteristics. The Company’s earnout derivative liability is recorded at fair value on a recurring basis and was estimated using Level 3 inputs.

Earnout Derivative Liability — The Company recorded an earnout derivative liability for the future contingent equity shares related to the TestEquity Holdback Shares and the Gexpro Services Holdback Shares provisions within the Merger Agreements. The contingently issuable shares are not indexed to the common stock of the Company and, therefore, are accounted for as liability classified instruments in accordance with ASC 815-40, Contracts in Entity’s Own Equity, as the events that determine the number of contingently issuable shares required to be released or issued, as the case may be, include events that are not solely indexed to the fair value of common stock of the Company. The contingently issuable shares were initially measured at the Merger Date and are subsequently measured at each reporting date until settled, or when they meet the criteria for equity classification. Changes in the fair value of the earnout derivative liability are recorded as a component of Change in fair value of earnout derivative liability in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

The Company reassesses the classification of these derivative liabilities for earnout arrangements each balance sheet date. If the contingencies are resolved for the issuable shares, the earnout derivative liability is reclassified from the liability to equity as of the date of the event that caused the contingencies were met. The earnout derivative liability is measured at fair value immediately prior to the reclassification to equity. If the earnout derivative liability is reclassified from a liability to equity, gains or losses recorded to account for the liability at fair value during the period that the contract was classified as a liability are not reversed.

The contingently issuable shares are included in the denominator of the basic earnings per share calculation as of the date that all necessary conditions have been satisfied (i.e., when issuance of the shares is no longer contingent). For diluted earnings per share, the contingently issuable shares are included in the denominator of the diluted earnings per share calculation as of the beginning of the interim period in which the conditions are satisfied and the earnout arrangements have been resolved. See Note 15 - Earnings Per Share for further information.

Use of Estimates — Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported for service revenue, service cost, allowance for doubtful accounts, inventory reserves, goodwill and intangible assets valuation, and income taxes in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Recent Accounting Pronouncements - Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which revises the requirements for how an entity should measure credit losses on financial instruments. The pronouncement is effective for smaller reporting companies in fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, and the new guidance will be applied on a prospective basis. The Company is still evaluating the effect the adoption of the new standard will have on its financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an entity to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The pronouncement is effective in fiscal years beginning after December 15, 2022 and early adoption is permitted. The Company is still evaluating the effect the adoption of the new standard will have on its financial statements.

Note 3 - Business Acquisitions

Completion of Mergers

On April 1, 2022, the Mergers were completed via all-stock merger transactions. Pursuant to the Merger Agreements, DSG issued an aggregate of 10.3 million shares of its common stock to the former owners of TestEquity and Gexpro Services. An additional 1.7 million shares of DSG common stock remain potentially issuable upon meeting the conditions of certain earnout provisions. Refer to Note 1 - Nature of Operations and Basis of Presentation for further information regarding the Mergers.

The business combination of Lawson, TestEquity and Gexpro Services brings together three value added complementary distribution businesses. Lawson is a distributor of products and services to the industrial, commercial, institutional, and governmental MRO marketplace. TestEquity is a distributor of parts and services to the industrial, commercial, institutional and governmental electronics manufacturing and test and measurement market. Gexpro Services is a provider of supply chain solutions, specializing in developing and implementing VMI and kitting programs to high-specification manufacturing customers. Gexpro Services provides critical products and services to customers throughout the lifecycle of highly technical Original Equipment Manufacturer ("OEM") products. Refer to Note 1- Nature of Operations and Basis of Presentation for more information on the nature of operations for these businesses.

The Mergers were accounted for as a reverse merger under the acquisition method of accounting for business combinations, whereby TestEquity and Gexpro Services were identified as the accounting acquirers and were treated as a combined entity for financial reporting purposes, and DSG was identified as the accounting acquiree. Accordingly, under the acquisition method of accounting, the purchase price was allocated to DSG's tangible and identifiable intangible assets acquired and liabilities assumed, based on their estimated acquisition-date fair values. These estimates were determined through established and generally accepted valuation techniques.

Allocation of Consideration Exchanged

Under the acquisition method of accounting, the estimated consideration exchanged was calculated as follows:

(in thousands, except share data)	April 1, 2022
Number of DSG common shares exchanged	9,120,167
DSG closing price per common stock on March 31, 2022	$38.54
Fair value of shares exchanged	$351,491
Other consideration(1)	1,910
Total consideration exchanged	$353,401
(1)Fair value adjustment of stock-based compensation awards.

Due to the publicly traded nature of shares of DSG common stock, the equity issuance of shares of DSG common stock based on this value was considered to be a more reliable measurement of the fair market value of the transaction compared to the equity interests of the accounting acquirer.

The allocation of consideration exchanged to the tangible and identifiable intangible assets acquired and liabilities assumed was based on estimated fair values as of the Merger Date. The fair values were determined based upon a preliminary valuation and the estimates and assumptions used in such valuation are pending completion and subject to change. Certain estimated values for the acquisition, including the valuation of intangibles and income taxes (including deferred taxes and associated valuation allowances), are not yet finalized, and the preliminary purchase price allocations are subject to change as the Company completes its analysis of the fair value at the date of acquisition. Goodwill generated from the acquisition is not deductible for tax purposes. The Company will continue to obtain information necessary to finalize the fair values, which may differ materially from these preliminary estimates. The final valuation will be completed within the one-year measurement period ending March 31, 2023, and any measurement period adjustments will be applied in the reporting period in which the adjustments are determined.

The preliminary allocation of consideration exchanged to the estimated fair values of assets acquired and liabilities assumed as of the Merger Date is summarized as follows:

(in thousands)	Total
Current assets	$148,308
Property, plant and equipment	57,053
Right of use assets	17,571
Other intangible assets	119,060
Deferred tax liability, net of deferred tax asset	(26,237)
Other assets	18,373
Current liabilities	(71,097)
Long-term obligations	(25,722)
Lease and financing obligations	(29,474)
Derivative earnout liability	(43,900)
Goodwill	189,466
Total consideration exchanged	$353,401

The preliminary allocation of consideration exchanged to other intangible assets acquired is as follows:

(in thousands)	Fair Value	Estimated Life (in years)
Customer relationships	$76,050	19
Trade names	43,010	8
Total other intangible assets	$119,060

The Company incurred transaction costs related to the Mergers of $5.8 million and $7.2 million for the three and six months ended June 30, 2022, respectively and $0.4 million and $0.5 million for the three and six months ended June 30, 2021, respectively.

Pro Forma Information

The following table presents estimated unaudited pro forma consolidated financial information for DSG as if the Mergers and other acquisitions disclosed below occurred on January 1, 2021 for the 2022 acquisitions and January 1, 2020 for the 2021 acquisitions. The unaudited pro forma information reflects adjustments including amortization on acquired intangible assets, interest expense, and the related tax effects. This information is presented for informational purposes only and is not necessarily indicative of future results or the results that would have occurred had the Mergers been completed on the date indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Revenue	$471,280	$299,854	$647,030	$454,895
Net income	6,056	8,081	4,560	14,431

Other Acquisitions
TestEquity and Gexpro Services acquired other businesses during the first six months of 2022 and year ended December 31, 2021. The consideration exchanged for the acquired businesses included various combinations of cash, sellers notes, and forms of share based payments. The acquisitions were accounted for under ASC 805, the acquisition method of accounting. For each acquisition, the allocation of consideration exchanged to the assets acquired and liabilities assumed was based on estimated acquisition-date fair values. Certain estimated values for the acquisitions, including the valuation of intangibles, contingent consideration, and income taxes (including deferred taxes and associated valuation allowances), are not yet finalized, and the preliminary purchase price allocations are subject to change as the Company completes its analysis of the fair value at the date of acquisition. The final valuations will be completed within the one-year measurement periods following the respective acquisition dates, and any adjustments will be recorded in the period in which the adjustments are determined.

During the first six months of 2022, TestEquity acquired Interworld Highway, LLC and National Test Equipment, and Gexpro Services acquired Resolux ApS ("Resolux") and Frontier Technologies Brewton, LLC and Frontier Engineering and Manufacturing Technologies, Inc. ("Frontier"). The purchase consideration for each business acquired and the preliminary allocation of the consideration exchanged to the estimated fair values of assets acquired and liabilities assumed is summarized below:

(in thousands)	Interworld Highway LLC	Resolux	Frontier	National Test Equipment
Acquisition date	April 29, 2022	January 3, 2022	March 31, 2022	June 1, 2022	Total
Current assets	$15,018	$8,551	$3,299	$2,186	$29,054
Property, plant and equipment	313	459	1,065	642	2,479
Right of use assets	—	1,125	9,218	—	10,343
Other intangible assets:
Customer relationships	6,369	11,400	10,000	1,830	29,599
Trade names	4,600	6,100	3,300	—	14,000
Other assets	10	1,745	—	—	1,755
Accounts payable	(8,856)	(3,058)	(1,359)	(2,268)	(15,541)
Accrued expenses and other liabilities	—	(939)	(1,067)	(1,169)	(3,175)
Lease obligation	—	(1,125)	(9,218)	—	(10,343)
Goodwill	37,236	6,498	10,439	5,971	60,144
Total purchase consideration exchanged, net of cash acquired	$54,690	$30,756	$25,677	$7,192	$118,315

The consideration for the Frontier acquisition includes a potential earn-out payment up to $3.0 million based upon the achievement of certain milestones and relative thresholds during the earn out measurement period which ends on December 31, 2024. The fair value of the contingent consideration arrangement was classified within Level 3 and was determined using a probability-based scenario analysis approach. As of March 31, 2022 and June 30, 2022, the fair value of the earn-out was $0.9 million and $0.9 million, respectively, with amounts recorded in Accrued expenses and other current liabilities and Other liabilities in the Unaudited Condensed Consolidated Balance Sheets.

During the year ended December 31, 2021, TestEquity acquired MCS Test Group Limited ("MCS"), and Gexpro Services acquired Omni Fasteners Inc. ("Omni"), National Engineered Fasteners ("NEF") and State Industrial Supply ("SIS"). The accounting for the Omni and MCS acquisitions was complete as of June 30, 2022. Certain estimated values for the NEF and SIS acquisitions are preliminary, including goodwill, contingent consideration, and income taxes (including deferred taxes and associated valuation allowances). These values are subject to change as the Company completes its analysis of the fair value at the date of acquisition. The final valuations will be completed within the one-year measurement periods following the respective acquisition dates, and any adjustments will be recorded in the period in which the adjustments are determined.

The purchase consideration for each business acquired during 2021 and the preliminary allocation of the consideration exchanged to the estimated fair values of assets acquired and liabilities assumed is summarized below:

(in thousands)	Omni	NEF(1)	SIS	MCS
Acquisition date	June 8, 2021	November 1, 2021	December 31, 2021	July 31, 2021	Total
Current assets	$2,259	$17,882	$3,541	$6,521	$30,203
Property, plant and equipment	600	589	125	—	1,314
Right of use assets	—	1,774	799	—	2,573
Other intangible assets:
Customer relationships	2,530	5,007	4,800	2,621	14,958
Trade names	200	2,503	1,500	41	4,244
Other intangible assets	9	—	380	—	389
Other assets	—	1,236	10	—	1,246
Accounts payable	(50)	(3,506)	(1,464)	(2,523)	(7,543)
Accrued expenses and other liabilities	—	(3,332)	—	(685)	(4,017)
Lease obligation	—	(1,774)	(799)		(2,573)
Goodwill	953	—	3,010	7,245	11,208
Gain on bargain purchase	—	(1,363)	—	—	(1,363)
Total purchase consideration exchanged, net of cash acquired	$6,501	$19,016	$11,902	$13,220	$50,639
(1)The consideration exchanged in the NEF acquisition included a shared-based payment valued at $2.8 million with the remainder of the payment in cash.

A gain on bargain purchase related to the acquisition of NEF was recognized within Other income (expense), net in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income in the fourth quarter of 2021. The gain of $1.4 million was calculated as the excess of net assets recognized over the consideration transferred. The bargain purchase was primarily attributable to owners that were highly motivated to sell.

The Company incurred transaction costs related to the other acquisitions of $0.3 million and $1.3 million for the three and six months ended June 30, 2022, respectively and $0.8 million and $1.0 million for the three and six months ended June 30, 2021, respectively.

Other Acquisitions Pro Forma Information - The pro forma information for other acquisitions was included in the estimated unaudited pro forma consolidated financial information for DSG, which is presented above under Pro Forma Information.

Actual Results of Business Acquisitions

The following table presents actual results attributable to our business combinations that were included in the unaudited condensed consolidated financial statements for the second quarter and first six months of 2022 and 2021. The results of DSG's legacy Lawson business are included only subsequent to the April 1, 2022 Merger Date, and the results for other acquisitions are only included subsequent to their respective acquisition dates provided above.

(in thousands)	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Lawson	Other Acquisitions	Total	Lawson	Other Acquisitions	Total
Revenue	$123,670	$52,739	$176,409	$—	$468	$468
Net Income	$3,084	$5,316	$8,400	$—	$(335)	$(335)

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Lawson	Other Acquisitions	Total	Lawson	Other Acquisitions	Total
Revenue	$123,670	$75,522	$199,192	$—	$468	$468
Net Income	$3,084	$8,285	$11,369	$—	$(335)	$(335)

Note 4 - Revenue Recognition

Under the definition of a contract as defined by ASC 606, the Company considers contracts to be created at the time an order to purchase product and services is agreed upon regardless of whether or not there is a written contract. Revenue from customers is recognized when obligations under the terms of a contract are satisfied; this generally occurs with the delivery of products or services. Revenue from customers is measured as the amount of consideration the Company expects to receive in exchange for the delivery of goods or services. Contracts may last from one month to one year or more and may have renewal terms that extend indefinitely at the option of either party. Price is typically based on market conditions, competition, changes in the industry and product availability. Volumes fluctuate primarily as a result of customer demand and product availability. Consistent with the way the Company manages its businesses, the Company refers to sales under service agreements, which includes both goods (such as parts, equipment and equipment upgrades) and related services (such as monitoring, maintenance and repairs) as sales of “services,” which is an important part of the Company’s operations. The Company has no significant financing components in its contracts with customers. The Company records revenue net of certain taxes, such as sales taxes, that are assessed by governmental authorities on the Company’s customers.

The Company also operates as a lessor and recognizes lease revenue on a straight-line basis over the life of each lease. The Company has adopted the practical expedient not to separate the non-lease components that would be within the scope of ASC 606 from the associated lease component as the relevant criteria under ASC 842 are met.

The Company does not incur significant costs to obtain contracts. Incidental items that are immaterial in the context of the contract are recognized as expenses. Sales of products and services to customers are invoiced and settled on a monthly basis. ASC 606 requires an entity to present a contract liability in instances where the customer is entitled to a volume rebate based on purchases made during the period. The Company is not usually subject to obligations for warranties, rebates, returns or refunds except in the case of rebates for select customers if pre-determined purchase thresholds are met as discussed for the TestEquity segment below. The Company does not typically receive payment in advance of satisfying its obligations under the terms of its sales contracts with customers; therefore, liabilities related to such payment are not significant to the Company. Accounts receivable represents the Company’s unconditional right to receive consideration from its customers.

Lawson Segment

The Lawson segment has two distinct performance obligations offered to its customers: a product performance obligation and a service performance obligation, and accordingly, two separate revenue streams. Although Lawson has identified that it offers its customers both a product and a service obligation, the customer only receives one invoice per transaction with no price allocation between these obligations. Lawson does not price its offerings based on any allocation between these obligations.

Lawson generates revenue primarily from the sale of MRO products to its customers. Revenue related to product sales is recognized at the time that control of the product has been transferred to the customer; either at the time the product is shipped or the time the product has been received by the customer. Lawson does not commit to long-term contracts to sell customers a certain minimum quantity of products.

Lawson offers a VMI service proposition to its customers. A portion of these services, primarily related to stocking of product and maintenance of the MRO inventory, is provided over a short period of time after control of the purchased product has been transferred to the customer. Since certain obligations pursuant to the VMI service agreement have not been provided at the time the control of the product transfers to the customer, that portion of expected consideration is deferred until the time that those services have been provided and the related performance obligations have been satisfied.

Gexpro Services Segment

Gexpro Services’ contracts with customers generally represent a single performance obligation to sell its products. Revenue from sales of Gexpro Services’ products are recognized upon transfer of control to the customer, which is typically when the product has been shipped from its distribution facilities. The transaction price is the amount of consideration to which Gexpro Services expects to be entitled in exchange for transferring goods to the customer. Revenue is recorded based on the transaction price, which includes fixed consideration and an estimate of variable consideration such as, early payment/volume discounts and rebates. The amount of variable consideration included in the transaction price is constrained and is included only to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

Gexpro Services’ products are marketed and sold primarily to original equipment manufacturers globally. Sales of products are subject to economic conditions and may fluctuate based on changes in the industry, trade policies and financial markets. Payment terms on invoiced amounts range from 10 to 120 days. In instances where the timing of revenue recognition differs from the timing of the right to invoice, the Company has determined that a significant financing component does not exist.

TestEquity Segment

TestEquity’s contracts with customers generally represent a single performance obligation to sell its products. Revenues from contracts with customers reflect the transaction prices for contracts reduced by variable consideration. TestEquity provides a rebate to select customers if pre-determined purchase thresholds are met. The rebate consideration is not in exchange for a distinct good or service. Variable consideration is estimated using the expected-value method considering all reasonably available information, including TestEquity’s historical experience and current expectations, and is reflected in the transaction price when sales are recorded. Sales returns are generally accepted by TestEquity, however, sales returns are not material to the Company’s operations. TestEquity provides an assurance type warranty which is not sold separately and does not represent a separate performance obligation. Contractual rebate obligations were $0.1 million at June 30, 2022, and are expected to be paid or expire in their entirety during fiscal year ended December 31, 2022.

TestEquity generates revenue from contracts with customers through the sale of new and used electronic test and measurement products. Typically, TestEquity has a purchase order or master service agreement with the customer that specifies the goods and/or services to be provided. TestEquity generally invoices customers as goods are shipped. Fees are typically due and payable 30 days after date of shipment. Generally, customers gain control of the goods upon providing the product to the carrier, or when services are completed. For the majority of transactions, TestEquity recognizes revenue at the time of shipment, when control passes to the customer. For consigned inventory, revenue is recognized when inventory is removed from TestEquity’s stock location and control passes to the customer.

The Company has elected not to disclose the disaggregated components of revenue and cost of sales in its Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income and in the related notes to the condensed consolidated financial statements.

Disaggregated revenue by geographic area (based on the location to which the product is shipped to):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021

United States	$261,071	$120,020	$386,327	$233,420
Canada	36,372	4,145	46,169	7,789
Europe	9,889	2,517	17,971	3,517
Pacific Rim	5,585	3,367	10,624	6,435
Latin America	6,949	2,621	11,794	4,821
Other	1,470	1,482	2,536	2,997
Total revenue	$321,336	$134,152	$475,421	$258,979

Rental Revenues

TestEquity rents new and used electronic test and measurement equipment, to customers in many industries. These leases are classified as operating leases. Rental equipment is included in Rental equipment, net in the Unaudited Condensed Consolidated Balance Sheet, and rental revenues is included in Revenue in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. Rental revenues are recognized in the month they are due on the accrual basis of accounting. The unearned portion of rental payments received is accrued as deferred revenue. The TestEquity rental program generated $3.2 million and $2.6 million of revenue for the three months ended June 30, 2022 and 2021, respectively and $6.8 million and $5.4 million of revenue for the six months ended June 30, 2022 and 2021, respectively. The unearned rental revenue related to customer prepayments on equipment leases of $0.4 million at June 30, 2022 and $0.5 million at December 31, 2021, which is included in Accrued expenses and other current liabilities in the Unaudited Condensed Consolidated Balance Sheet, is expected to be earned in its entirety during the next twelve months.

Lawson leases parts washer machines to customers through its Torrents leasing program. These leases are classified as operating leases. The leased machines are included in Rental equipment, net in the Unaudited Condensed Consolidated Balance Sheet and the leasing revenue is recognized on a straight line basis. The Torrents machine leasing program generated $1.1 million of revenue for the three months ended June 30, 2022 and $1.1 million of revenue for the six months ended June 30, 2022. The unearned rent revenue of $0.7 million at June 30, 2022 is included as a component of Accrued expenses and other current liabilities in the Unaudited Condensed Consolidated Balance Sheet, is expected to be earned in its entirety during the next twelve months.

Note 5 — Inventories

Inventories, net, consisting of purchased goods and manufactured electronic equipment offered for resale, were as follows:

(in thousands)	June 30, 2022	December 31, 2021
Inventories, gross	$259,900	$140,544
Reserve for obsolete and excess inventory	(9,204)	(7,827)
Inventories, net	$250,696	$132,717

Changes in the reserve for obsolete and excess inventory were as follows:

(in thousands)	Amount
Balance at December 31, 2021	$(7,827)
Additions charged to expense	(1,694)
Write-offs	317
Balance at June 30, 2022	$(9,204)

Note 6 - Property, Plant and Equipment

Components of property, plant and equipment were as follows:

(in thousands)	June 30, 2022	December 31, 2021
Land	$9,980	$1,700
Buildings and improvements	27,254	2,930
Machinery and equipment	20,920	4,389
Capitalized software	7,529	3,407
Furniture and fixtures	7,336	2,700
Vehicles	1,465	798
Construction in progress	5,531	12
Total	80,015	15,936
Accumulated depreciation and amortization	(15,057)	(6,857)
Property, plant and equipment, net	$64,958	$9,079

Depreciation expense for property, plant, and equipment was $2.5 million and $0.3 million for the second quarter of 2022 and 2021, respectively and $3.1 million and $0.5 million for the first six months of 2022 and 2021, respectively. Amortization expense for capitalized software was $0.9 million and $0.2 million for the second quarter of 2022 and 2021, respectively and $1.1 million and $0.4 million for the first six months of 2022 and 2021, respectively.

Note 7 - Rental Equipment

Rental equipment, net consisted of the following:

(in thousands)	June 30, 2022	December 31, 2021
Rental equipment	$47,863	$46,500
Accumulated depreciation	(21,755)	(21,773)
Rental equipment, net	$26,108	$24,727

Depreciation expense included in cost of sales for rental equipment was $1.5 million and $1.5 million for the second quarter of 2022 and 2021, respectively and $2.9 million and $3.0 million for the first six months of 2022 and 2021, respectively. Refer to Note 4 - Revenue Recognition for a discussion on the Company's activities as lessor.

Note 8 - Goodwill

Changes in the carrying amount of goodwill by segment were as follows:

(in thousands)	Lawson	TestEquity	Gexpro Services	All Other	Total
Balance at December 31, 2021	$—	$70,112	$36,033	$—	$106,145
Acquisitions	172,333	43,207	16,912	17,133	249,585
Impact of foreign exchange rates	—	—	—	(290)	(290)
Balance at June 30, 2022	$172,333	$113,319	$52,945	$16,843	$355,440

Note 9 - Intangible Assets

The gross carrying amount and accumulated amortization for definite-lived intangible assets were as follows:

	June 30, 2022			December 31, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$93,355	$(12,389)	$80,966	$36,304	$(8,353)	$27,951
Customer relationships	197,362	(40,524)	156,838	92,947	(29,269)	63,678
Other (1)	8,753	(3,631)	5,122	8,159	(3,180)	4,979
Total	$299,470	$(56,544)	$242,926	$137,410	$(40,802)	$96,608
(1)    Other primarily consists of non-compete agreements.

Amortization expense for definite-lived intangible assets was $9.7 million and $15.1 million for the three and six months ended June 30, 2022, respectively and $2.5 million and $5.0 million for the three and six months ended June 30, 2021, respectively. Amortization expense related to intangible assets was recorded in General and administrative expenses. The remaining weighted-average useful lives of intangible assets as of June 30, 2022 was 7.0 years for trade names and 14.3 years for customer relationships.

The estimated aggregate amortization expense for the remaining year 2022 and each of the next five years are as follows:

(in thousands)	Amortization
Remaining 2022	$17,074
2023	32,994
2024	33,335
2025	30,549
2026	28,134
2027	24,044
Thereafter	76,796
Total	$242,926

Note 10 - Leases

Activities as Lessee

The Company leases property used for warehousing, distribution centers, office space, branch locations, equipment and vehicles. The expenses generated by leasing activity for the three and six months ended June 30, 2022 and 2021 were as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Lease Type	Classification	2022	2021	2022	2021

Operating Lease Expense (1)	Operating expenses	$3,896	$1,475	$5,524	$2,868
Financing Lease Amortization	Operating expenses	163	56	232	103
Financing Lease Interest	Interest expense	23	13	34	26
Financing Lease Expense		186	69	266	129
Net Lease Cost		$4,082	$1,544	$5,790	$2,997
(1)     Includes short term lease expense, which is immaterial

The value of net assets and liabilities generated by leasing activity of June 30, 2022 and December 31, 2021 were as follows (in thousands):

Lease Type	June 30, 2022	December 31, 2021

Total ROU operating lease assets (1)	$45,667	$19,662
Total ROU financing lease assets (2)	1,388	—
Total lease assets	$47,055	$19,662

Total current operating lease obligation	$10,030	$4,641
Total current financing lease obligation	457	—
Total current lease obligations	$10,487	$4,641

Total long term operating lease obligation	$37,886	$16,132
Total long term financing lease obligation	766	—
Total long term lease obligation	$38,652	$16,132
(1)Operating lease assets are recorded net of accumulated amortization of $6.4 million as of June 30, 2022 and $2.8 million as of December 31, 2021
(2)Financing lease assets are recorded net of accumulated amortization of $0.1 million as of June 30, 2022 and $0.0 million as of December 31, 2021

The value of lease liabilities generated by leasing activities as of June 30, 2022 were as follows (in thousands):

Maturity Date of Lease Liabilities	Operating Leases	Financing Leases	Total

Year one	$8,743	$527	$9,270
Year two	10,646	811	11,457
Year three	8,603	488	9,091
Year four	6,088	312	6,400
Year five	5,071	240	5,311
Subsequent years	14,602	102	14,704
Total lease payments	53,753	2,480	56,233
Less: Interest	(6,485)	(609)	(7,094)
Present value of lease liabilities	$47,268	$1,871	$49,139

The weighted average lease terms and interest rates of leases held as of June 30, 2022 were as follows:

Lease Type	Weighted Average Term in Years	Weighted Average Interest Rate

Operating Leases	6.2	7.0%
Financing Leases	3.9	6.4%

The cash outflows of leasing activity for the six months ended June 30, 2022 were as follows (in thousands):

Cash Flow Source	Classification	Amount

Operating cash flows from operating leases	Operating activities	$5,182
Operating cash flows from financing leases	Operating activities	3
Financing cash flows from financing leases	Financing activities	39

Refer to Note 4 - Revenue Recognition for a discussion on the Company's activities as lessor.

Note 11 - Earnout Derivative Liability

On the Merger Date, the Company recorded an earnout derivative liability for the two earnout provisions within the Merger Agreements. The Company estimated the fair value of the earnout derivative liability based on an aggregate of 1,162,000 additional shares expected to be issued under the two earnout provisions of the Merger Agreements. The aggregate of 1,162,000 shares is comprised of 700,000 shares of DSG common stock that are contingently issuable (or forfeitable) to the TestEquity Equityholder and 462,000 shares of DSG common stock that are contingently issuable (or forfeitable) to the Gexpro Services Stockholder. The additional 538,000 shares of the remaining potential shares of the earnout were not recorded as an earnout derivative liability as the acquisition contingency for these shares was met at the Merger Date.

The Company's earnout derivative liability is classified as a Level 3 instrument and is measured at fair value on a recurring basis. The fair value of the earnout derivative liability was measured using the Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis for the year ended December 31, 2022. Inputs to that model include the expected time to liquidity, the risk-free interest rate over the term, expected volatility based on representative peer companies and the estimated fair value of the underlying class of common stock. The significant unobservable inputs used in the fair value measurement of the earnout derivative liability are the fair value of the underlying stock at the valuation date and the estimated term of the earnout arrangement periods. Generally, increases (decreases) in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value measurement.

The estimated aggregate fair value of the earnout derivative liability recorded on the Merger Date was $43.9 million, with an offsetting entry to additional paid-in capital. As of April 29, 2022, 700,000 of the 1,162,000 shares were reclassified to equity, as the acquisition contingencies had been met. Immediately prior to reclassification, these shares were remeasured to fair value, resulting in a loss of $5.7 million being recorded as a component of Change in fair value of earnout derivative liability in the Unaudited Consolidated Statements of Income and Comprehensive Income.” The earnout opportunity for the remaining 462,000 shares for Gexpro Services expires on December 31, 2022. See Fair Value Measurements in Note 2 - Summary of Significant Accounting Policies for further information.

The change in the fair value of the earnout derivative liability was as follows:

(in thousands)	Amount
Balance at December 31, 2021	$—
Initial recognition on Merger Date	43,900
Change in fair value	5,693
Reclassifications to equity at fair value	(26,593)
Balance at June 30, 2022	$23,000

Note 12 - Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousand)	June 30, 2022	December 31, 2021
Accrued stock-based compensation	$10,995	$—
Accrued compensation	16,257	5,997
Accrued and withheld taxes, other than income taxes	6,063	880
Accrued income taxes	2,062	4,170
Accrued customer rebates	3,205	2,657
Accrued severance	649	—
Accrued interest	1,130	1,515
Deferred revenue	1,140	485
Accrued health benefits	1,285	59
Other	15,524	7,363
Total accrued expenses and other current liabilities	$58,310	$23,126

Note 13 - Debt

The Company's outstanding long-term debt was comprised of the following:

(in thousands)	June 30, 2022	December 31, 2021
Senior secured revolving credit facility	$113,079	$—
Senior secured term loan	246,875	—
Senior secured delayed draw term loan	50,000	—
Other revolving line of credit	1,495	—
Previous revolving credit facilities	—	38,707
Previous term loans	—	190,337
Total debt	411,449	229,044
Less current portion of long-term debt	(16,495)	(134,405)
Less deferred financing costs	(5,675)	(1,505)
Total long-term debt	$389,279	$93,134

Amended and Restated Credit Agreement - April 1, 2022

On April 1, 2022 (the "Closing Date"), DSG and certain of its subsidiaries entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) by and among DSG, certain subsidiaries of DSG as borrowers or guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. Pursuant to the Amended and Restated Credit Agreement, the Company's previous credit agreement was amended and restated in its entirety.

The Amended and Restated Credit Agreement provides for (i) a $200 million senior secured revolving credit facility, with a $25 million letter of credit sub-facility and a $10 million swingline loan sub-facility, (ii) a $250 million senior secured initial term loan facility and (iii) a $50 million senior secured delayed draw term loan facility. In addition, the Amended and Restated Credit Agreement permits the Company to increase the commitments under the Amended and Restated Credit Agreement from time to time by up to $200 million in the aggregate, subject to, among other things, the receipt of additional commitments from existing and/or new lenders and pro forma compliance with the financial covenants in the Amended and Restated Credit Agreement. The revolving credit facility is available to be drawn in U.S. dollars, Canadian dollars and any other additional currencies that may be agreed.

On the Closing Date, the Company borrowed $250 million of initial term loan facility loans and approximately $86 million of revolving credit facility loans under the Amended and Restated Credit Agreement. These borrowings were used to 1) repay all obligations and refinance the Company's previous credit agreement, 2) repay certain existing indebtedness of TestEquity and Gexpro Services and their respective subsidiaries, 3) pay fees and expenses in connection with the Mergers, and 4) finance the working capital needs and general corporate purposes of the Company.

A $2.8 million loss on the extinguishment of debt for remaining unamortized deferred financing costs associated with the previous indebtedness was recorded in the second quarter of 2022 in connection with the payoff. The extinguishment is recorded in Loss on extinguishment of debt in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

The Amended and Restated Credit Agreement requires that the proceeds of any revolving credit facility loans be used for working capital and general corporate purposes (including, without limitation, permitted acquisitions), and requires that the proceeds of any delayed draw term loan facility be used solely to finance the payment of consideration for (i) the potential acquisition by TestEquity of a certain business that had been previously identified to DSG as a potential acquisition candidate by TestEquity prior to the date of the TestEquity Merger Agreement and (ii) other acquisitions permitted under the Amended and Restated Credit Agreement, and for any fees, costs and expenses incurred in connection therewith. On April 29, 2022, the Company borrowed the $50 million available under the delayed draw term loan facility to finance the acquisition of Interworld Highway, LLC made by TestEquity.

As of June 30, 2022, there were $247 million of term loan facility loans outstanding, $50 million of delayed draw term loans outstanding and approximately $113 million of revolving credit facility loans outstanding under the Amended and Restated Credit Agreement. Net of outstanding letters of credit, there was $85.9 million of borrowing availability under the revolving credit facility as of June 30, 2022. The weighted average interest rate from the Closing Date through June 30, 2022 was 3.61%.

The loans under the Amended and Restated Credit Agreement bear interest, at the Company’s option, at a rate equal to (i) the Alternate Base Rate or the Canadian Prime Rate (each as defined in the Amended and Restated Credit Agreement), plus, in each case, an additional margin ranging from 0.0% to 1.75% per annum, depending on the total net leverage ratio of the Company and its restricted subsidiaries as of the most recent determination date under the Amended and Restated Credit Agreement or (ii) the Adjusted Term SOFR Rate or the CDOR Rate (each as defined in the Amended and Restated Credit Agreement), plus, in each case, an additional margin ranging from 1.0% to 2.75% per annum, depending on the total net leverage ratio of the Company and its restricted subsidiaries as of the most recent determination date under the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement further provides that the additional margin for the period from the Closing Date until the Company’s delivery of its financial statements and compliance certificate for the first full quarter ending after the Closing Date shall be 1.5% per annum for Alternate Base Rate or Canadian Prime Rate loans and 2.5% per annum for all other loans.

Certain closing fees, arrangement fees, administration fees, commitment fees and letter of credit fees are payable to the lenders and the agents under the Amended and Restated Credit Agreement, including a commitment fee on the daily unused amount of the revolving credit facility that will accrue at a rate ranging from 0.15% to 0.35% per annum, depending on the total net leverage ratio of the Company and its restricted subsidiaries as of the most recent determination date under the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement further provides that such commitment fee for the period from the Closing Date until Lawson’s delivery of its financial statements and compliance certificate for the first full quarter ending after the Closing Date shall accrue at a rate of 0.3% per annum.

In addition, the Amended and Restated Credit Agreement provides that the delayed draw term loan facility shall accrue a ticking fee at a rate ranging from 0.15% to 0.35% per annum, depending on the total net leverage ratio of the Company and its restricted subsidiaries as of the most recent determination date under the Amended and Restated Credit Agreement, and that such ticking fee shall be payable during the period from the Closing Date to the date on which the lenders’ delayed draw term loan facility commitments terminate. The Amended and Restated Credit Agreement further provides that the ticking fee for the period from the Closing Date until the Company’s delivery of its financial statements and compliance certificate for the first full quarter after the Closing Date shall accrue at a rate of 0.3% per annum. The fees outlined above are reported as interest expense and vary depending on the total net leverage ratio as defined in the Amended and Restated Credit Agreement. Fees from the Closing Date through June 30, 2022 were $0.1 million.

In connection with the Amended and Restated Credit Agreement, deferred financing costs of $4.0 million were incurred. Deferred financing costs are amortized over the life of the debt instrument and reported as interest expense. As of June 30, 2022, deferred financing costs net of accumulated amortization were $9.2 million of which $5.7 million are included in Long-term debt, less current portion, net (related to the senior secured term loan and senior secured delayed draw term loan) and $3.5 million are included in Other assets (related to the senior secured revolving credit facility) in the Unaudited Condensed Consolidated Balance Sheets.

Each of the loans under the Amended and Restated Credit Agreement mature on April 1, 2027, at which time all outstanding loans, together with all accrued and unpaid interest, must be repaid and the revolving credit facility commitments will terminate. The Company is required to repay principal on the term loans each quarter in the following amounts (subject to potential adjustment): (i) $3,125,000, in the case of the initial term loan facility, and (ii) an amount equal to 1.25% of the funded delayed draw term loan facility, in the case of the delayed draw term loan facility. The Company is also required to prepay the term loans with the net cash proceeds from any disposition of certain assets (subject to reinvestment rights) or from the incurrence of any unpermitted debt. The Company may borrow, repay and reborrow the revolving loans until April 1, 2027, prepay any of the term loans, and terminate any of the commitments, in whole or in part, at any time without premium or penalty, subject to certain conditions and the reimbursement of certain lender costs in the case of prepayments of certain types of loans.

Subject to certain exceptions as set forth in the Amended and Restated Credit Agreement, the obligations of the Company and its U.S. subsidiaries under the Amended and Restated Credit Agreement are guaranteed by the Company and certain of the Company’s U.S. subsidiaries and the obligations of each of the Company’s Canadian subsidiaries under the Amended and Restated Credit Agreement are guaranteed by the Company and certain of its U.S. and Canadian subsidiaries.

Subject to certain exceptions as set forth in the Amended and Restated Credit Agreement, the obligations under the Amended and Restated Credit Agreement are secured by a first priority security interest in and lien on substantially all assets of the Company, each other borrower and each guarantor.

The Amended and Restated Credit Agreement contains various affirmative covenants, including financial maintenance covenants requiring the Company to maintain compliance with a consolidated minimum interest coverage ratio and a maximum total net leverage ratio, each determined in accordance with the terms of the Amended and Restated Credit Agreement.

The Company was in compliance with all financial covenants as of June 30, 2022.

The Amended and Restated Credit Agreement contains various events of default (subject to exceptions, thresholds and grace periods as set forth in the Amended and Restated Credit Agreement). Under certain circumstances, a default interest rate will apply on all obligations at a rate equal to 2.0% per annum above the applicable interest rate.

Previous Credit Agreements

Gexpro Services - January 3, 2022 Gexpro Services Credit Agreement

On January 3, 2022, prior to the Gexpro Services Merger, Gexpro Services entered into a credit agreement ("2022 Gexpro Services Credit Agreement") with a financial institution under which Gexpro Services obtained an initial $137 million term loan ("2022 Gexpro Services Term Loan"), a $25 million revolving line of credit ("2022 Gexpro Services Revolver") and a delayed $83 million term loan ("2022 Gexpro Services Delayed Term Loan"), together the "2022 Gexpro Services Facilities". The proceeds of the 2022 Gexpro Services Term Loan and 2022 Gexpro Services Delayed Term Loan were used to fund the Resolux acquisition, repay all borrowings under the 2020 Gexpro Services Credit Agreement (as defined below) and seller’s promissory note from SIS acquisition (refer to Note 3 - Business Acquisitions for further details of these acquisitions). In connection with the 2022 Gexpro Services Credit Agreement, deferred financing costs of $7.4 million were incurred.

Gexpro Services - February 24, 2020 Gexpro Services Term Loan Credit Agreement

On February 24, 2020, Gexpro Services entered into a credit agreement ("2020 Gexpro Services Term Loan Credit Agreement") with a financial institution under which Gexpro Services obtained a $60 million term loan ("2020 Gexpro Services Term Loan"). Also on February 24, 2020, Gexpro Services entered into a credit agreement ("2020 Gexpro Services Revolver Credit Agreement" and together with the 2020 Gexpro Services Term Loan Credit Agreement, "2020 Gexpro Services Credit Agreements") with a financial institution under which Gexpro Services obtained a $15 million revolving line of credit ("2020 Gexpro Services Revolver"). Availability of the 2020 Gexpro Services Revolver was reduced by issued and outstanding letters of credit, which were limited to $38.5 million. There were $0.7 million outstanding letters of credit as of December 31, 2021 and $37.7 million outstanding on the 2020 Gexpro Services Revolver. A loss on debt extinguishment of $0.6 million was recorded on January 3, 2022 in connection with the January 3, 2022 Gexpro Services Credit Agreements.

TestEquity - 2017 TestEquity Credit Agreement

On April 28, 2017, TestEquity entered into a credit agreement ("2017 TestEquity Credit Agreement") with a financial institution under which TestEquity obtained a $101 million term loan ("2017 TestEquity Term Loan") and a $15.0 million revolving line of credit ("2017 TestEquity Revolver"). Availability of the 2017 TestEquity Revolver was reduced by issued and outstanding letters of credit, which were limited to $2.0 million. There were $0.0 million outstanding letters of credit as of December 31, 2021 and $1.0 million outstanding on the revolving line of credit. A loss on debt extinguishment of $0.2 million was recorded on April 1, 2022 in connection with the April 1, 2022 Amended and Restated Credit Agreement executed in connection with the consummation of the Mergers.

Note 14 - Stock-Based Compensation

The Company recorded stock-based compensation expense of $4.0 million and $4.0 million for the three and six months ended June 30, 2022, respectively. A portion of stock-based compensation related to the change in the market value of the Company's common stock. A stock-based compensation liability of $11.0 million as of June 30, 2022 and $0.0 million as of December 31, 2021 was included in Accrued expenses and other current liabilities in the Unaudited Condensed Consolidated Balance Sheets.

Equity Compensation Plans

The Company's Amended and Restated 2009 Equity Compensation Plan (“Equity Plan”) provides for the grant of nonqualified and incentive stock options, stock awards and stock units to officers and employees of the Company. The Equity Plan also provides for the grant of option rights and restricted stock to non-employee directors. As of June 30, 2022, the Company had approximately 164,000 shares of common stock still available under the Equity Plan. Non-employee directors are limited to grants of no more than 20,000 shares of common stock in any calendar year and other than non-employee directors are limited to grants of no more than 125,000 shares of common stock in any calendar year. The Equity Plan is administered by the Compensation Committee of the Board of Directors, or its designee, which as administrator of the plan, has the authority to select plan participants, grant awards, and determine the terms and conditions of the awards.

The Company also has a Stock Performance Rights Plan (“SPR Plan”) that provides for the issuance of Stock Performance Rights (“SPRs”) that allow non-employee directors, officers and key employees to receive cash awards, subject to certain restrictions, equal to the appreciation of the Company's common stock. The SPR Plan is administered by the Compensation Committee of the Board of Directors.

Stock Performance Rights

SPRs entitle the recipient to receive a cash payment equal to the excess of the market value of the Company's common stock over the SPR exercise price when the SPRs are surrendered. Expense, equal to the fair market value of the SPR at the date of grant and remeasured each reporting period, is recorded ratably over the vesting period. Compensation expense is included in Selling, general and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. The outstanding SPRs were granted with approximately a seven year life and vest over one to three years beginning on the first anniversary of the date of the grant. The SPRs are liability classified and included in Accrued expenses and other current liabilities in the Unaudited Condensed Consolidated Balance Sheets.

Restricted Stock Awards

Restricted stock awards ("RSAs") generally vest over a one to three years period beginning on the first anniversary of the date of the grant. Upon vesting, the vested restricted stock awards are exchanged for an equal number of the Company’s common stock. The participants have no voting or dividend rights with the restricted stock awards. The restricted stock awards are valued at the closing price of the common stock on the date of grant and the expense is recorded ratably over the vesting period.

Market Stock Units

Market Stock Units ("MSUs") are exchangeable for between 0% to 150% of the Company's common shares at the end of the vesting period based on the trailing 60 day average closing price of the Company's common stock. The value of the MSUs is determined using a geometric brownian motion model that, based on certain variables, generates a large number of random trials simulating the price of the common stock over the measurement period.

Stock Options

In April 2022, the Company issued 242,000 stock options to key employees that vest through the fifth anniversary from the grant date. The fair value was determined using a Black-Scholes valuation model with a grant date fair value of $2.2 million. Each stock option can be exchanged for one share of the Company’s common stock at the stated exercise price. Upon vesting, stock options are recognized as a component of equity. Unrecognized compensation related to stock options as of June 30, 2022 was $2.1 million.

Performance Awards

Performance Awards ("PAs") are exchangeable for between 0% to 150% of the Company's common shares, or the equivalent amount in cash, based upon the achievement of certain financial performance metrics at the end of the vesting period. The PAs are liability classified and included in Accrued expenses and other current liabilities in the Unaudited Condensed Consolidated Balance Sheets.

Except for the stock options above, no additional stock-based awards were issued during the six months ended June 30, 2022.

Note 15 - Earnings Per Share

As a result of the Mergers discussed in Note 1 - Nature of Operations and Basis of Presentation, all historical per share data and number of shares and numbers of equity awards were retroactively adjusted. The following table provides the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2022	2021	2022	2021

Basic income per share:
Net (loss) income	$(4,715)	$461	$(7,252)	$(1,429)
Basic weighted average shares outstanding	20,343,028	10,251,827	15,347,943	10,246,383
Basic (loss) income per share of common stock	$(0.23)	$0.04	$(0.47)	$(0.14)

Diluted income per share:
Net (loss) income	$(4,715)	$461	$(7,252)	$(1,429)
Basic weighted average shares outstanding	20,343,028	10,251,827	15,347,943	10,246,383
Effect of dilutive securities	—	306	—	—
Diluted weighted average shares outstanding	20,343,028	10,558,275	15,347,943	10,246,383
Diluted (loss) income per share of common stock	$(0.23)	$0.04	$(0.47)	$(0.14)
Anti-dilutive securities excluded from the calculation of diluted income per share	464,068	—	359,358	304,178

Note 16 - Income Taxes

The Company recorded income tax benefit of $3.6 million, a 43.4% effective tax rate for the three months ended June 30, 2022. Income tax expense of $0.6 million, a 54.8% effective tax rate was recorded for the three months ended June 30, 2021. The effective tax rate for the three months ended June 30, 2022 was higher than the U.S. statutory rate primarily due to state taxes, foreign operations, as well as transaction costs and other permanent items.

The Company recorded income tax benefit of $4.6 million, a 38.6% effective tax rate for the six months ended June 30, 2022. Income tax expense of $0.4 million, a 37.5% effective tax rate, was recorded for the six months ended June 30, 2021. The change in the year over year effective tax rate was primarily due to the changes in the valuation allowance in the six months ended June 30, 2021, merger costs incurred in the six months ended June 30, 2022, and the creation of a consolidated group for federal income tax purposes as a result of the completion of the Mergers referenced in Note 3 - Business Acquisitions. Relative to the U.S. statutory rate, the effective tax rate for the six months ended June 30, 2022 was impacted by state taxes, foreign operations, and the expiration of uncertain tax positions, as well as liabilities and transaction expenses related to the Mergers, and discrete tax items related to changes in the uncertain tax positions and prior period true-ups as a result of the completed Mergers.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of multiple state and foreign jurisdictions. As of June 30, 2022, the Company is subject to U.S. federal income tax examinations for the years 2018 through 2020 and income tax examinations from various other jurisdictions for the years 2015 through 2021.

Earnings from the Company’s foreign subsidiaries are considered to be indefinitely reinvested. A distribution of these non-U.S. earnings in the form of dividends or otherwise may subject the Company to foreign withholding taxes and U.S. federal and state taxes.

Note 17 - Commitments and Contingencies

Shareholder lawsuits

Between January 25, 2022 and March 7, 2022, seven lawsuits were filed in federal district courts against DSG, the members of the DSG board of directors and, in some cases, the TestEquity Equityholder, TestEquity, Merger Sub 1, the Gexpro Services Stockholder, Gexpro Services and Merger Sub 2 in connection with the Mergers. Between February 24, 2022 and April 28, 2022, all of these lawsuits were voluntarily dismissed by the respective plaintiffs. The plaintiffs in these lawsuits have made a demand to DSG for payment of attorneys’ fees and expenses in connection with these lawsuits.

In addition, on each of February 2, 2022, February 14, 2022 and February 15, 2022, purported DSG stockholders made demands pursuant to Section 220 of the Delaware General Corporation Law to inspect certain books and records of DSG (collectively, the “Books and Records Demands”). One stated purpose of the Books and Records Demands is to investigate questions of director disinterestedness and independence and the alleged possibility of wrongdoing, mismanagement and/or material non-disclosure related to the Special Committee’s and the DSG board of directors’ approval of the Mergers. In addition, on March 16, 2022, one of the purported DSG stockholders who previously made a Books and Records Demand filed a lawsuit entitled Robert Garfield v. Lawson Products, Inc., Case No. 2022-0252, in the Court of Chancery of the State of Delaware against DSG (the “Garfield Action”). On March 22, 2022, another of the purported DSG stockholders who previously made a Books and Records Demand filed a lawsuit entitled Jeffrey Edelman v. Lawson Products, Inc., Case No. 2022-0270, in the Court of Chancery of the State of Delaware against DSG (the “Edelman Action”). The Garfield Action and the Edelman Action are collectively referred to as the “Books and Records Actions.” The Books and Records Actions seek to compel inspection of certain books and records of DSG to investigate questions of director disinterestedness and independence and the alleged possibility of wrongdoing, mismanagement and/or material non-disclosure related to the Special Committee’s and the DSG board of directors’ approval of the Mergers. Pursuant to a stipulation approved by the Delaware Court of Chancery on March 24, 2022, the Books and Records Actions were held in abeyance until May 23, 2022. Following the parties’ inability to reach a resolution of the Books and Records Actions, the Delaware Court of Chancery scheduled briefing followed by a trial on July 14, 2022 to adjudicate the Books and Records Actions. At the conclusion of the trial, the Court ruled orally that the stockholders’ demands would be granted only in one respect (production of documents sufficient to show the identities of any guarantors of debt of the acquired companies) and the Court denied the remainder of the stockholders’ requests. The Court’s ruling was memorialized in an order issued on July 20, 2022. DSG and the members of its board of directors disagree with and intend to vigorously defend against the Books and Records Actions and any other claim, if asserted, arising from the Books and Records Demands.

Due to the inherent uncertainties of these matters, DSG is not able to predict either the outcome of these matters on its business, financial condition and results of operations, or a range of reasonably possible losses, if any, at this time. Accordingly, no amounts have been recorded in the condensed consolidated financial statements for these matters.

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

A remediation plan was approved by ADEM in 2018. The plan consists of chemical injections throughout the affected area, as well as subsequent monitoring of the area. The injection process was completed in the first quarter of 2019 and the environmental consulting firm is monitoring the affected area. At June 30, 2022 the Company had less than $0.1 million accrued for potential monitoring costs. The costs for future monitoring are not significant and have been fully accrued. The Company does not expect to capitalize any amounts related to the remediation plan.

Note 18 - Related Party Transactions

Management Services Agreements

Prior to the Mergers, a subsidiary of TestEquity was party to a management agreement with Luther King Capital Management Corporation (“LKCM”) for certain advisory and consulting services (the “TestEquity Management Agreement”), and a subsidiary of Gexpro Services was party to a management agreement with LKCM for certain advisory and consulting services (the “Gexpro Services Management Agreement”). In connection with the closing of the Mergers on April 1, 2022, (i) all of the TestEquity subsidiary’s rights, liabilities and obligations under the TestEquity Management Agreement were novated to, transferred to and assumed by the TestEquity Equityholder, and LKCM released the TestEquity subsidiary from all obligations and claims under the TestEquity Management Agreement, and (ii) all of the Gexpro Services subsidiary’s rights, liabilities and obligations under the Gexpro Services Management Agreement were novated to, transferred to and assumed by the Gexpro Services Stockholder, and LKCM released the Gexpro Services subsidiary from all obligations and claims under the Gexpro Services Management Agreement (collectively, the “Novations”). During the first six months of 2022, expense of $0.5 million was recorded within Selling, general and administrative expenses within the Unaudited Condensed Consolidated Statements of Income and Comprehensive (Loss) Income, reflecting expenses accrued under these management agreements from January 1, 2022 through the April 1, 2022 Merger Date. As of December 31, 2021, $4.8 million was included in Accrued expenses and other current liabilities in the Unaudited Condensed Consolidated Balance Sheets in connection with these management agreements. During the first three months of 2022, expense of $0.5 million was recorded under these management agreements. As of April 1, 2022, the prior obligation of $5.3 million was effectively settled and considered to be a deemed equity contribution by LKCM recorded to additional paid in capital. As a result of the Novations, no additional expense under these management agreements has been incurred subsequent to the Mergers.

TestEquity and Gexpro Services Mergers

Immediately prior to the Mergers, entities affiliated with Luther King Capital Management Corporation (“LKCM”) and J. Bryan King (the Chairman of the DSG board of directors), including private investment partnerships for which LKCM serves as investment manager, owned a majority of the ownership interests in the TestEquity Equityholder (which in turn owned all of the outstanding equity interests of TestEquity as of immediately prior to the completion of the TestEquity Merger). As of the Merger Date, Mr. King was a director of the TestEquity Equityholder. In addition, as of the Merger Date, Mark F. Moon (a member of the DSG board of directors) was a director of, and held a direct or indirect equity interest in, the TestEquity Equityholder.

Immediately prior to the Mergers, entities affiliated with LKCM and Mr. King, including private investment partnerships for which LKCM serves as investment manager, owned a majority of the ownership interests in the Gexpro Services Stockholder (which in turn owned all of the then outstanding stock of Gexpro Services).

Immediately prior to the Mergers, entities affiliated with LKCM and Mr. King owned approximately 48% of the shares of DSG common then stock outstanding.

As a result of and after the consummation of the Mergers, entities affiliated with LKCM and J. Bryan King (the Chairman of the DSG board of directors) owned in the aggregate approximately 14,640,000 shares of DSG common stock as of the Merger Date, which shares represented approximately 75% of the shares of DSG common stock then outstanding after giving effect to the issuance of shares as of the Merger Date in connection with the consummation of the Mergers. Such aggregate share amount does not include any of the up to 700,000 additional shares of DSG common stock or any of the up to 1,000,000 additional shares of DSG common stock potentially issuable to the TestEquity Equityholder and the Gexpro Services Stockholder, respectively, in accordance with the earnout provisions of the TestEquity Merger Agreement and the Gexpro Services Merger Agreement, respectively, summarized in Note 1 - Nature of Operations and Basis of Presentation.

Note 19 – Segment Information

As a result of the Mergers described in Note 1 - Nature of Operations and Basis of Presentation, the Company evaluated its operational, reporting and management structures and identified three reportable segments based on the nature of the products and services and type of customer for those products and services. A description of our reportable segments is as follows:

•Lawson is a distributor of specialty products and services to the industrial, commercial, institutional and government maintenance, repair and operations market.

•TestEquity is a distributor of test and measurement equipment and solutions, electronic production supplies, and tool kits from its leading manufacturer partners supporting the technology, aerospace, defense, automotive, electronics, education, and medical industries.
•Gexpro Services is a global supply chain solutions provider, specializing in developing and implementing vendor managed inventory and kitting programs to high-specification manufacturing customers.

In addition to these three reportable segments, the Company also identified an “All Other” category which includes unallocated DSG holding company costs that are not directly attributable to the ongoing operating activities of our reportable segments and the inconsequential results of the Bolt Supply House ("Bolt") non-reportable segment. Revenues within the All Other category represent the results of Bolt. Bolt generates revenue primarily from the sale of MRO products to its walk-up customers and service to its customers through their 14 branch locations. Bolt Supply does not provide VMI services for its customers or provide services in addition to product sales to customers. Revenue is recognized at the time that control of the product has been transferred to the customer which is either upon delivery or shipment depending on the terms of the contract.

Financial information for the Company's reportable segments is presented below. Asset information by operating segment is not presented below since the chief operating decision maker does not review this information by segment.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Revenue
Lawson (1)	$107,334	$—	$107,334	$—
TestEquity	97,874	67,856	170,276	133,631
Gexpro Services	99,792	66,296	181,475	125,348
All Other	16,336	—	16,336	—
Total revenue	$321,336	$134,152	$475,421	$258,979

Operating Income
Lawson (1)	$(2,562)	$—	$(2,562)	$—
TestEquity	471	3	(133)	(1,362)
Gexpro Services	5,390	5,465	8,982	9,083
All Other	814	—	814	—
Total operating income	$4,113	$5,468	$7,101	$7,721
(1)Includes the operating results of Lawson only subsequent to the Merger Date of April 1, 2022 and not Lawson operating results prior to the Mergers.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q, the TestEquity Acquisition, LLC and 301 HW Opus Holdings, Inc. (conducting business as Gexpro Services) audited consolidated financial statements and accompanying notes included in the Company's Form 8-K/A as filed on June 15, 2022, and the Lawson Products, Inc. audited consolidated financial statements and accompanying notes included in DSG's Annual Report on Form 10-K filed for the year ended December 31, 2021.

References to “DSG”, the “Company”, "we", "our" or "us" refer to Distribution Solutions Group, Inc. and all entities consolidated in the accompanying unaudited condensed consolidated financial statements.

Overview

Organization and Business Combination

Effective May 5, 2022, Distribution Solutions Group, Inc. ("DSG"), a Delaware corporation formerly known as Lawson Products, Inc., changed its corporate name from “Lawson Products, Inc.” to “Distribution Solutions Group, Inc.” Distribution Solutions Group, Inc. is a specialty distribution company structure providing value added distribution solutions to the maintenance, repair and operations ("MRO"), original equipment manufacturer ("OEM") and industrial technology markets. DSG has three principal operating companies: Lawson Products, Inc. ("Lawson"), TestEquity Acquisition, LLC ("TestEquity") and 301 HW Opus Holdings, Inc., conducting business as Gexpro Services ("Gexpro Services").

The complementary distribution operations of Lawson, TestEquity and Gexpro Services were combined in the Mergers for the purpose of creating a specialty distribution company enabling each of Lawson, TestEquity and Gexpro Services to maintain their respective high-touch, value-added service delivery models and customer relationships in their specialty distribution businesses under the leadership of their separate business unit management. The DSG leadership team provides oversight to the separate leadership teams of each of the operating companies. This structure enables the combined company to leverage best practices, back-office resources and technologies across the three operating companies to help drive cost synergies and efficiencies. The combined company has the ability to utilize its combined financial resources to accelerate a strategy of expansion through both business acquisitions and organic growth.

Refer to the section entitled "Organization" in Note 1 - Nature of Operations and Basis of Presentation in Part 1. Financial Statements, which section is incorporated herein by reference, for description of the TestEquity Merger and Gexpro Services Merger consummated on April 1, 2022.

Our Three Principal Operating Companies

Lawson

Lawson is a distributor of products and services to the industrial, commercial, institutional, and governmental maintenance, repair and operations ("MRO") marketplace. Lawson distributes MRO products to its customers through a network of sales representatives throughout the U.S. and Canada.

Background and Operations

Lawson delivers quality products to customers and offers them extensive product knowledge, product application expertise and Vendor Managed Inventory ("VMI") services. Lawson competes for business primarily by offering a value-added service approach in which highly trained sales representatives manage the product inventory for customers. The VMI model makes it less likely that customers will run out of a product while optimizing their inventory levels. Lawson ships products to its customers in all 50 states, Puerto Rico, Canada, Mexico and the Caribbean.

Vision/Strategy - Lawson's vision is to be its customers' first choice for maintenance, repair and operational solutions that improve their operating performance. Lawson plans to achieve its vision by working closely with customers to maintain and enhance their operations by providing them with quality products, superior service and innovative solutions.

Sales Drivers - The North American MRO market is highly fragmented. Lawson competes for business with several national distributors as well as a large number of regional and local distributors. The MRO business is impacted by the overall strength of the manufacturing sector of the U.S. economy which has been affected by the COVID-19 pandemic. DSG believes that the Purchasing Managers Index ("PMI") published by the Institute for Supply Management is an indicative measure of the relative strength of the economic environment of the industry in which Lawson operates. The PMI is a composite index of economic activity in the United States manufacturing sector. DSG believes that a measure of that index above 50 generally indicates expansion of the manufacturing sector while a measure below 50 generally represents contraction. The average monthly PMI was 54.8 in the second quarter of 2022 compared to 60.8 in the second quarter of 2021. Lawson's sales are also influenced by the number of sales representatives and their productivity. Lawson plans to continue concentrating its efforts on increasing the productivity and size of its sales team. Additionally, Lawson drives revenue through the expansion of products sold to existing customers as well as attracting new customers and additional ship-to locations. Lawson also uses an inside sales team and an e-commerce site to generate sales.

TestEquity

TestEquity is a leading distributor of test and measurement equipment and solutions, electronic production supplies and tool kits from its leading manufacturing partners. TestEquity operates primarily through four brands, TestEquity, TEquipment, Jensen Tools and Techni-Tool, focusing primarily in North America with a network of sales representatives throughout the United States, Canada, Mexico and the United Kingdom.

Background and Operations - Based out of Moorpark, California, TestEquity is a large, comprehensive provider of electronic test solutions in the United States supporting the aerospace, defense, automotive, electronics, education, and medical industries. TestEquity designs, rents and sells a full line of high-quality environmental test chambers. In addition to a large array of test and measurement products, TestEquity also offers calibration, refurbishment and rental solutions and a wide array of refurbished products. TestEquity continues to benefit from ubiquitous electronification of all types of products across most industries including IOT, EV, and 5G.

TEquipment, is one of the top distributors for both test and measurement and electronic production supplies in the US. Going to market with an eCommerce focused strategy, TEquipment offers a range of 200,000 products and 500 manufacturer brands, most of which overlap with the rest of the TestEquity group.

Techni-Tool is one of the industry’s largest solder, soldering equipment and electronic production distributors. Techni-Tool offers a wide range of products to support electronic production as well as compliance testing. In addition to the approximately 80,000 of products offered, Techni-Tool also provides vendor managed inventory solutions and dedicated technical support.

Jensen Tools, as a top distributor for the electronics MRO customer base, has access to approximately 400 suppliers and over 70,000 products. Jensen Tools offers private label Jensen branded hand tools that have been developed over years of customer usage and manufactured to a specified and demanding tolerance level and is viewed as a leader in the industry. Jensen Tools employs a dedicated team of engineering, operational and sales professionals who focus on designing and building quality tool kits for its customers.

Vision/Strategy - TestEquity intends to grow sales organically, pursue acquisitions and continue to expand and improve its service offerings to its customers. In particular, TestEquity strives to improve its digital experience, with a consistent approach for all of its brands. TestEquity intends to seek to increase its market share through continued expansion of product lines and greater penetration of the eCommerce market, enabled through investment in key digital talent and leverage of the existing TestEquity and TEquipment platforms. TestEquity expects to benefit from its improved integrated organization and processes, driving improved gross margin and financial operating leverage.

Sales Drivers - Across both the test and measurement and electronic production supplies businesses the North American market is highly fragmented with competitors ranging from large global distributors to national and regional distributors. TestEquity believes that the PMI is an indicative measure of the relative strength of the economic environment of the industry in which TestEquity operates. The PMI index is a composite index of economic activity in the United States manufacturing sector. TestEquity believes that a measure of that index above 50 generally indicates expansion of the manufacturing sector while a measure below 50 generally represents contraction. The average monthly PMI was 54.8 in the second quarter of 2022 compared to 60.8 in the second quarter of 2021.

TestEquity management focuses on the internal metric of Sales per Day (“SPD”) and Day Adjust Growth (“DAG”). The SPD calculates and compares TestEquity’s total sales divided by the number of selling days, adjusted for weekends and holidays. A selling day generally represents a business day in which TestEquity ships products to its customers. The DAG represents the percentage increase or decrease in the SPD for a defined period of time.

Specifically in respect of its Electronics Production Supplies business, the current semi-conductor chip shortage, due in significant part to the COVID-19 pandemic, is negatively impacting TestEquity’s business as such chips are key elements to the electronic production process. TestEquity anticipates that recovery of this important part of its customers’ supply chain may not occur until 2023.

Gexpro Services

Gexpro Services is a world-class global supply chain solutions provider, specializing in the development of mission critical production line management, aftermarket and field installation programs. Gexpro Services provides comprehensive supply chain management solutions, including a full technology suite offering of vendor managed inventory, kitting, global logistics management, manufacturing localization and import expertise, value engineering and quality assurance. Gexpro Services' end-to-end project management is designed to support manufacturing OEMs with their engineered material specifications, fulfillment, and quality requirements to improve their total cost of ownership. Gexpro Services has manufacturing and supply chain operations in over 32 Service Center sites across nine countries including key geographies in North America, South America, Asia, Europe, and the Middle East. Gexpro Services serves customers in six vertical markets, including renewables, industrial power, consumer and industrial, technology, transportation, and aerospace and defense.

Background and Operations - Gexpro Services was formed in November 2019 and, in February 2020, acquired the “Gexpro Services” business from French distributor Rexel S.A. via a carve-out acquisition. Gexpro Services has now fully separated its “Gexpro Services” operations from Rexel and operates as a stand-alone organization with its own leadership team, operating activities, financial systems and team members.

As a top distributor and service provider to the OEM market, Gexpro Services has approximately 3,100 suppliers offering approximately 60,000 products. These products are inventoried and sourced through 32 locations in North America, South America, Asia, Europe, and the Middle East.

Vision/Strategy - Gexpro Services intends to grow organically through market share expansion primarily through new production introduction, increased sales of products and services to existing customers and expansion of its customer base. Gexpro Services believes that its services benefit its customers by helping them reduce their direct and indirect procurement costs and total cost of ownership for high volume, low value Class C parts, and that its services can help drive substantial cost savings for its customers. Additionally, Gexpro Services intends to grow its business through strategic, accretive acquisitions, and through continued improvement in service and product offerings to its customers.

Sales Drivers - Gexpro Services believes that the PMI Index is an indicative measure of the relative strength of the economic environment of the industry in which Gexpro Services operates. The PMI index is a composite index of economic activity in the United States manufacturing sector. Gexpro Services believes that a measure of that index above 50 generally indicates expansion of the manufacturing sector while a measure below 50 generally represents contraction. The average monthly PMI was 54.8 in the second quarter of 2022 compared to 60.8 in the second quarter of 2021

Key Factors Affecting our Results of Operations and Financial Condition

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

Impact of COVID-19 on Human Capital

The Company believes that its response to the COVID-19 pandemic demonstrated its ability to focus on the safety of its team members while continuing to service its customers. Lawson, TestEquity, and Gexpro Services were deemed essential businesses early in the pandemic, which allowed them to continue to operate their facilities. While there were some limitations on the ability to physically visit customer locations, the Company continued to service various customers via phone and electronic communication channels and other technological means, while instituting procedures to help maintain compliance with applicable social distancing guidelines in respect of in-person operations. The Company currently has the majority of its corporate workforce working through a combination of in the office and remote settings and continues to monitor local, state and federal COVID-19 requirements so that its business operations and sales representative activities operate in accordance with these rules.

Impact of COVID-19 on Financial Performance

Various events related to COVID-19 may impact revenue, product sourcing, sales functions, and customers' ability to pay timely. While the overall business environment has been recovering, the pandemic negatively impacted the Company’s financial performance in 2021. Specifically in respect of TestEquity, the current semi-conductor chip shortage, due in significant part to the COVID-19 pandemic, is negatively impacting TestEquity’s business as such chips are key elements to the electronic production process. TestEquity anticipates that recovery of this important part of its customers’ supply chain may not occur until 2023.

Cyber Security Incident

In February 2022, DSG became aware that its computer network was the subject of a cyber incident potentially involving unlawful access. DSG engaged a cybersecurity forensics firm to assist in the investigation of the incident and to assist in securing its computer network.

Because of the nature of the information that may have been compromised, DSG was required to notify the parties whose information was potentially compromised of the incident as well as various governmental agencies and has taken other actions, such as offering credit monitoring services. DSG has not incurred material costs and, at this time, is unable to estimate the total cost of any remediation that may be required.

Critical Accounting Policies and Use of Estimates

We have disclosed our significant accounting policies in Note 2 - Summary of Significant Accounting Policies to the unaudited condensed consolidated financial statements. The following provides information on the accounts requiring more significant estimates.

Inventory Reserves — Inventories principally consist of finished goods stated at the lower of cost or net realizable value using the first-in-first-out method for the Lawson and TestEquity segments and weighted average for the Gexpro Services segment. Most of our products are not exposed to the risk of obsolescence due to technology changes. However, some of our products do have a limited shelf life, and from time to time we add and remove items from our catalogs, brochures or website for marketing and other purposes.

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

At June 30, 2022, our inventory reserve was $9.2 million, equal to approximately 3.5% of our gross inventory. A hypothetical change of one percent to our reserve as a percent of total inventory would have affected our cost of goods sold by $2.5 million.

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

Goodwill Impairment – Goodwill represents the cost of business acquisitions in excess of the fair value of identifiable net tangible and intangible assets acquired. The Company reviews goodwill for potential impairment annually on October 1st, or when an event or other circumstances change that would more likely than not reduce the fair value of the asset below its carrying value.

The first step in the multi-step process to determine if goodwill has been impaired and to what degree is to review the relevant qualitative factors that could cause the fair value of the reporting unit to decrease below the carrying value of the reporting unit. The Company considers factors such as macroeconomic, industry and market conditions, cost factors, overall financial performance and other relevant factors that would affect the individual reporting units. If the Company determines that it is more likely than not that the fair value of the reporting unit is greater than the carrying value of the reporting unit, then no further impairment testing is needed. If the Company determines that it is more likely than not that the carrying value of the reporting unit is greater than the fair value of the reporting unit, the Company will move to the next step in the process. The Company will estimate the fair value of the reporting unit and compare it to the reporting unit's carrying value. If the carrying value of the reporting unit exceeds its fair value, the Company will record an impairment of goodwill equal to the amount the carrying value of the reporting unit exceeds its fair value, up to the total amount of goodwill previously recognized.

Business Combinations - We allocate the purchase price paid for assets acquired and liabilities assumed in connection with our acquisitions based on their estimated fair values at the time of acquisition. This allocation involves a number of assumptions, estimates, and judgments in determining the fair value, as of the acquisition date, of the following:
•intangible assets, including the valuation methodology, estimations of future cash flows, discount rates, recurring revenues attributed to customer relationships, and our assumed market segment share, as well as the estimated useful life of intangible assets;
•deferred tax assets and liabilities, uncertain tax positions, and tax-related valuation allowances;
•inventory; property, plant and equipment; pre-existing liabilities or legal claims; and
•goodwill as measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed.
Our assumptions and estimates are based upon comparable market data and information obtained from our management and the management of the acquired companies. We allocate goodwill to the reporting units of the business that are expected to benefit from the business combination.

Valuation of Earnout Derivative Liability - The Company's earnout derivative liability is classified as a Level 3 instrument and is measured at fair value on a recurring basis. The fair value of the earnout derivative liability is measured using the Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis for the year ended December 31, 2022. Inputs to that model include the expected time to liquidity, the risk-free interest rate over the term, expected volatility based on representative peer companies and the estimated fair value of the underlying class of common stock. The significant unobservable inputs used in the fair value measurement of the earnout derivative liability are the fair value of the underlying stock at the valuation date and the estimated term of the earnout arrangement periods. Generally, increases (decreases) in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value measurement.

Revenue Recognition - For reporting purposes, the Lawson segment has two separate performance obligations including products and vendor managed inventory services. The allocation of product and service revenue as well as the estimation of service costs requires judgments and assumptions including the standalone selling prices, the period of time that it takes for the service obligation to be fulfilled and the amount of time spent on vendor managed inventory services during the sales process. Changes in various assumptions could increase or decrease the allocation of service revenue and related costs; however, would not materially impact total reported revenues or reported operating income.

Factors Affecting Comparability to Prior Periods

Our results of operations are not directly comparable to prior results for the periods presented due to the Mergers that were completed on April 1, 2022. The Mergers were accounted for as a reverse merger under the acquisition method of accounting in accordance with the accounting guidance for reverse acquisitions as provided in Accounting Standards Codification 805, Business Combinations ("ASC 805"). Under this guidance, TestEquity and Gexpro Services were treated as a combined entity as the accounting acquirer for financial reporting purposes, and DSG was identified as the accounting acquiree. This determination was primarily made as TestEquity and Gexpro Services were under the common control of an entity that owns a majority of the voting rights of the combined entity, and therefore, only DSG experienced a change in control. Accordingly, the unaudited condensed consolidated financial statements as of June 30, 2022 and December 31, 2021 and for the three and six months ended June 30, 2022 and 2021 reflect the results of operations and financial position of TestEquity and Gexpro Services on a consolidated basis, and the results of operations of DSG's legacy Lawson business are included only subsequent, and not prior, to the April 1, 2022 Merger Date.

Non-GAAP Financial Measures

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

Non-GAAP Adjusted EBITDA

Management believes Adjusted EBITDA is an important measure of the Company's operating performance. We define Adjusted EBITDA as operating income plus depreciation and amortization, costs related to the execution of the Mergers, stock-based compensation, severance costs, amortization of fair value step-up resulting from the Mergers, acquisition related costs, and other non-recurring items. The following table provides our calculation of Adjusted EBITDA for the three and six months ended June 30, 2022 and 2021:

Reconciliation of Operating Income to Non-GAAP Adjusted EBITDA (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022(7)	2021	2022(7)	2021
Operating income	$4,113	$5,468	$7,101	$7,721
Depreciation and amortization	14,746	4,466	22,335	8,921
Stock-based compensation(1)	4,013	—	4,013	—
Severance costs(2)	953	17	1,409	20
Merger transaction costs(3)	5,790	367	7,232	527
Inventory step-up(4)	1,622	—	1,622	—
Acquisition related costs(5)	334	806	1,337	1,035
Other non-recurring(6)	82	20	106	130
Adjusted EBITDA	$31,653	$11,144	$45,155	$18,354
(1)    Expense primarily for stock-based compensation, of which a portion varies with the Company’s stock price.
(2)    Includes severance expense from actions taken in 2022 and 2021.
(3)    Merger transaction costs related to the negotiation, review and execution of the Merger Agreements relating to the Mergers.
(4)    Inventory fair value step-up adjustment for Lawson resulting from the reverse merger acquisition accounting.
(5)    Expense for acquisition related costs, unrelated to the Mergers.
(6)    Other non-recurring costs consists of acquisition integration costs and other non-recurring items.
(7)    Includes the operating results of Lawson subsequent, but not prior, to the April 1, 2022 Merger Date in accordance with GAAP accounting guidance for reverse acquisitions.

Management uses operating income and Adjusted EBITDA to evaluate the performance of its reportable segments. See Note 19 - Segment Information of our unaudited condensed consolidated financial statements within Part I. Item 1. Financial Information for additional information about our reportable segments. The following table provides Adjusted EBITDA by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Adjusted EBITDA
Lawson(1)	$9,405	$—	$9,405	$—
TestEquity	8,647	3,680	14,138	5,938
Gexpro Services	11,915	7,464	19,926	12,416
All Other	1,686	—	1,686	—
Consolidated Adjusted EBITDA	$31,653	$11,144	$45,155	$18,354
(1)Includes the operating results of Lawson subsequent, but not prior, to the April 1, 2022 Merger Date in accordance with GAAP accounting guidance for reverse acquisitions.

Supplemental Information - Lawson Non-GAAP Adjusted Operating Income and Non- GAAP Adjusted EBITDA

For management to discuss Lawson's operating results on a comparable basis, Lawson's historical, pre-merger components of operating income have been provided separately in the table below. In addition, Lawson's GAAP results of operations were adjusted to include the results prior to the Merger Date in order to reflect the total operating activities attributable to Lawson for each period presented. Management believes this historical information provides the most meaningful basis of comparison for Lawson's operations, is more useful in identifying current business trends, and is important for the user of our financial statements in understanding Lawson's business. Refer to Note 1 - Nature of Operations and Basis of Presentation and Note 3 - Business Acquisitions within Part I. Item 1. Financial Information of the unaudited condensed consolidated financial statements for information about the Mergers.

These amounts are not considered to be prepared in accordance with GAAP, have not been prepared as pro forma results under applicable regulations, may not reflect the actual results we would have achieved had the Mergers occurred at the beginning of 2021, and should not be viewed as a substitute for the results of operations presented in accordance with GAAP. Lawson's historical operating results prior to the Mergers were obtained from the unaudited condensed consolidated financial statements included in DSG's Form 10-Q filed for the quarterly periods ended June 30, 2021 and March 31, 2022.

Lawson Non-GAAP Adjusted Results - Calculation of Supplemental Information (Unaudited)

(in thousands)	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
Lawson Operating Income	GAAP Results(1)	Pre-Merger Results(2)	Adjusted Results(3)	GAAP Results(1)	Pre-Merger Results(4)	Adjusted Results(3)

Revenue	$107,334	$—	$107,334	$—	$94,861	$94,861
Cost of goods sold	50,552	—	50,552	—	44,960	44,960
Gross profit	56,782	—	56,782	—	49,901	49,901
Selling, general and administrative expenses	59,344	—	59,344	—	47,458	47,458
Operating (loss) income	$(2,562)	$—	$(2,562)	$—	$2,443	$2,443

Lawson Adjusted EBITDA(5)	$9,405	$—	$9,405	$—	$7,779	$7,779
(1)Operating income prepared in accordance with GAAP, which includes Lawson’s results of operations from the April 1, 2022 Merger Date through June 30, 2022.
(2)All of Lawson’s results of operations for the three months ended June 30, 2022 occurred after the April 1, 2022 Merger Date.
(3)Lawson's results of operations adjusted for comparability on a period-over-period basis. These non-GAAP results represent Lawson’s total operating activities for the three months ended June 30, 2022 and 2021, regardless of the Merger Date (reflects both pre- and post-Merger results).
(4)Lawson's results of operations for the three months ended June 30, 2021, which occurred prior to the April 1, 2022 Merger Date and were not included in GAAP operating results under reverse merger acquisition accounting. See Note 1- Nature of Operations and Basis of Presentation and Note 3 - Business Acquisitions within Part I. Item 1. Financial Information of the unaudited condensed consolidated financial statements.
(5)Refer to the Non-GAAP Adjusted EBITDA section above for a reconciliation of GAAP Results as Adjusted EBITDA to operating income.

(in thousands)	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
Lawson Operating Income	GAAP Results(1)	Pre-Merger Results(2)	Adjusted Results(3)	GAAP Results(1)	Pre-Merger Results(4)	Adjusted Results(3)

Revenue	$107,334	$104,902	$212,236	$—	$188,191	$188,191
Cost of goods sold	50,552	49,371	99,923	—	87,882	87,882
Gross profit	56,782	55,531	112,313	—	100,309	100,309
Selling, general and administrative expenses	59,344	44,435	103,779	—	93,610	93,610
Operating (loss) income	$(2,562)	$11,096	$8,534	$—	$6,699	$6,699

Lawson Adjusted EBITDA(5)	$9,405	$8,042	$17,447	$—	$16,267	$16,267
(1)Operating income prepared in accordance with GAAP, which includes Lawson’s results of operations from the April 1, 2022 Merger Date through the six months ended June 30, 2022.
(2)Lawson's results of operations for the three months ended March 31, 2022, which occurred prior to the April 1, 2022 Merger Date and were excluded from GAAP operating results under reverse merger acquisition accounting.
(3)Lawson's results of operations adjusted for comparability on a period-over-period basis. These non-GAAP results represent Lawson’s total operating activities for the six months ended June 30, 2022 and 2021, regardless of the Merger Date (reflects both pre- and post-Merger results).
(4)Lawson's results of operations for the six months ended June 30, 2021, which occurred prior to the April 1, 2022 Merger Date and were excluded from GAAP operating results under reverse merger acquisition accounting. See Note 1- Nature of Operations and Basis of Presentation and Note 3 - Business Acquisitions within Part I. Item 1. Financial Information of the unaudited condensed consolidated financial statements.
(5)Refer to the Non-GAAP Adjusted EBITDA section above for a reconciliation of GAAP Results as Adjusted EBITDA to operating income.

Composition of Results of Operations

The following results of operations for the three and six months ended June 30, 2022 and 2021 include the accounts of the TestEquity and Gexpro Services combined entity, as the accounting acquirer. The results of Lawson have been included only subsequent, and not prior to, to the April 1, 2022 Merger Date.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Consolidated Results of Operations

	Three Months Ended June 30,
	2022		2021
(Dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales

Revenue
Lawson	$107,334	33.4%	$—	—%
TestEquity	97,874	30.5%	67,856	50.6%
Gexpro	99,792	31.1%	66,296	49.4%
All Other	16,336	5.1%	—	—%
Total Revenue	321,336	100.0%	134,152	100.0%
Cost of goods sold
Lawson	50,552	15.7%	—	—%
TestEquity	75,064	23.4%	53,452	39.8%
Gexpro	70,615	22.0%	46,959	35.0%
All Other	10,550	3.3%	—	—%
Total Cost of goods sold	206,781	64.4%	100,411	74.8%
Gross profit	114,555	35.6%	33,741	25.2%
Selling, general and administrative expenses
Lawson	59,344	18.5%	—	—%
TestEquity	22,339	7.0%	14,401	10.7%
Gexpro	23,787	7.4%	13,872	10.3%
All Other	4,972	1.5%	—	—%
Total Selling, general and administrative expenses	110,442	34.3%	28,273	21.1%
Operating income	4,113	1.3%	5,468	4.1%
Interest expense	(3,751)	(1.2)%	(4,262)	(3.2)%
Loss on extinguishment of debt	(2,814)	(0.9)%	—	—%
Change in fair value of earnout derivative liability	(5,693)	(1.8)%	—	—%
Other expense, net	(182)	—%	(186)	(0.1)%
(Loss) income before income taxes	(8,327)	(2.6)%	1,020	0.8%
Income tax (benefit) expense	(3,612)	(1.1)%	559	0.4%
Net (loss) income	$(4,715)	(1.5)%	$461	0.3%

Overview of Consolidated Results of Operations

Our consolidated results of operations include the financial impact of the Mergers that were completed on April 1, 2022. The increase in gross profit for the second quarter of 2022 compared to the second quarter of 2021 was primarily due to the inclusion of Lawson operations subsequent to the April 1, 2022 Merger Date and the exclusion of Lawson operations prior to the Merger Date as a result of the accounting treatment of the Mergers. Excluding Lawson and All Other gross profit of $62.6 million for the second quarter of 2022, gross profit for the second quarter of 2022 improved $18.2 million over the prior year due to 2021 and 2022 acquisitions and growth in the organic businesses. Expenses for the second quarter of 2022 were impacted by merger related transaction and integration costs as well as the inclusion of Lawson operating results subsequent, and not prior to, the Merger Date.

Refer to Results by Reportable Segment below for a complete discussion of our results of operations.

Results by Reportable Segment

Lawson Segment

	Three Months Ended June 30,		Change
(Dollars in thousands)	2022	2021	Amount	%

Revenue	$107,334	$—	$107,334	—%
Cost of goods sold	50,552	—	50,552	—%
Gross profit	56,782	—	$56,782	—%
Selling, general and administrative expenses	59,344	—	59,344	—%
Operating loss	$(2,562)	$—	$(2,562)	—%
Gross profit margin	52.9%	—%

Adjusted EBITDA(1)	$9,405	$—	$9,405	—%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

The $107.3 million increase in revenue for the second quarter of 2022 compared to the second quarter of 2021 was due to the inclusion of Lawson revenue beginning on the Merger Date.

Supplemental Information

For management to discuss Lawson's operating results on a comparable basis, Lawson's GAAP results of operations were adjusted to include its results prior to the April 1, 2022 Merger Date in order to reflect the total operating activities attributable to Lawson for each period presented. These non-GAAP Adjusted Results presented in the table below are referred to within this results of operations discussion as "Adjusted".

	Three Months Ended June 30,		Change from Adjusted 2021
(Dollars in thousands)	2022	Adjusted 2021(1)	Amount	%

Revenue	$107,334	$94,861	$12,473	13.1%
Cost of goods sold	50,552	44,960	5,592	12.4%
Gross profit	56,782	49,901	6,881	13.8%
Selling, general and administrative expenses	59,344	47,458	11,886	25.0%
Operating (loss) income	$(2,562)	$2,443	$(5,005)	(204.9)%
Gross profit margin	52.9%	52.6%

Adjusted EBITDA(2)	$9,405	$7,779	$1,626	20.9%
(1)For comparability purposes, Lawson's GAAP results of operations were adjusted to include the historical results prior to the Merger Date. Refer to the section Factors Affecting Comparability to Prior Periods and the non-GAAP measures section Supplemental Information - Lawson Non-GAAP Adjusted Operating Income and Non-GAAP Adjusted EBITDA for more information related to the calculation of adjusted amounts.
(2)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

Revenue and Gross Profit

Revenue increased 13.1% to $107.3 million in the second quarter of 2022 compared to adjusted revenue of $94.9 million in the second quarter of 2021. The increase in revenue over the comparable prior year quarter was primarily driven by the realization of price increases enacted throughout 2021 and 2022 to offset rising supplier costs and strengthening sales to our strategic and Kent Automotive customers. Sales per rep per day improved approximately 20% over a year ago quarter on fewer sales reps.

Reported gross profit increased $6.9 million to $56.8 million in the second quarter of 2022 compared to adjusted gross profit of $49.9 million in the prior year quarter primarily as a result of increased sales and the related price increases put in place. Lawson gross profit as a percent of sales was 52.9% in the second quarter of 2022 compared to 52.6% as adjusted in the prior year quarter. The gross margin percentage for the second quarter of 2022 was impacted by increased supplier costs from inflation, supply chain disruptions, a sales shift toward lower margin customers, and the amortization of the fair value step-up of $1.6 million related to the Mergers. Price increases enacted throughout 2021 and 2022 have generally offset the negative impacts of these higher costs.

Selling, General and Administrative Expenses

Selling expenses consist of compensation and support for our sales representatives as well as expenses to operate our distribution network and overhead expenses. Selling, general and administrative expenses increased to $59.3 million in the second quarter of 2022 compared to the adjusted amount of $47.5 million in the prior year quarter. Higher expenses in the second quarter versus a year ago quarter were primarily driven by compensation expense to support increased sales, higher severance, additional stock-based compensation expense, increased merger related costs and higher amortization expense related to the reverse merger accounting. Additionally, the company incurred higher consulting expenses as it reviewed opportunities to increase sales rep productivity.

Adjusted EBITDA

During the three months ended June 30, 2022, Lawson generated Adjusted EBITDA of $9.4 million, an increase of $1.6 million, or 20.9%, from the same period a year ago on an adjusted basis for pre-merger activity driven primarily by increased revenues and expanded margins.

TestEquity Segment

	Three Months Ended June 30,		Change
(Dollars in thousands)	2022	2021	Amount	%

Revenue	$97,874	$67,856	$30,018	44.2%
Cost of goods sold	75,064	53,452	21,612	40.4%
Gross profit	22,810	14,404	8,406	58.4%
Selling, general and administrative expenses	22,339	14,401	7,938	55.1%
Operating income	$471	$3	$468	15600.0%
Gross profit margin	23.3%	21.2%

Adjusted EBITDA(1)	$8,647	$3,680	4,967	135.0%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

Revenue and Gross Profit

Revenue increased $30.0 million to $97.9 million in the three months ended June 30, 2022 from $67.9 million in the comparable period a year ago. The growth was primarily driven by the recovery of the test and measurement market as business conditions improved after the easing of certain COVID-related restrictions, market gain share from supplier expansion in 2021, the inclusion of $21.2 million of aggregate revenue from the 2022 acquisition of TEquipment and National Test Equipment for two and one-month post-acquisition periods, respectively, and the 2021 acquisition of MCS. Excluding acquisitions, revenue grew approximately 10.6% driven by test and measurement revenue growth of approximately 5.7% on higher rental revenues from additional rental units placed with customers as well as a 17.4% growth in revenue in the electronic production supplies business.

As a percent of sales, gross profit increased 210 basis points (bps) to 23.3% for the three months ended June 30, 2022 from 21.2% in the same period in the prior year. The increase was primarily driven by a sales mix toward higher margin electronic production supplies business partially offset by the test and measurement acquisitions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $7.9 million driven primarily by the acquisitions during the current quarter, costs to support the organic growth of the existing base business, and costs related to the TestEquity Merger.

Adjusted EBITDA

During the three months ended June 30, 2022, TestEquity generated Adjusted EBITDA of $8.6 million, an increase of $5.0 million from the same period a year ago with approximately $2.0 million driven by the 2021 and 2022 acquisitions and increases in revenues and margins on the base business.

Gexpro Services Segment

	Three Months Ended June 30,		Change
(Dollars in thousands)	2022	2021	Amount	%

Revenue	$99,792	$66,296	$33,496	50.5%
Cost of goods sold	70,615	46,959	23,656	50.4%
Gross profit	29,177	19,337	9,840	50.9%
Selling, general and administrative expenses	23,787	13,872	9,915	71.5%
Operating income	$5,390	$5,465	$(75)	(1.4)%
Gross profit margin	29.2%	29.2%

Adjusted EBITDA(1)	11,915	7,464	4,451	59.6%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

Revenue and Gross Profit

Revenue for the three months ended June 30, 2022 was $99.8 million. This compares to revenue of $66.3 million for the same period a year ago or an increase of 50.5%. During the three months ended June 30, 2022 revenue increased primarily due to acquisitions completed in both 2021 and 2022. Of the $33.5 million increase over the second quarter a year ago, $29.5 million was driven by the 2021 and 2022 acquisitions. An expansion of products and services to existing customers, as well as the addition of new customers, drove organic growth of approximately 6.0%.

Gross profit was $29.2 million or 29.2% of revenue for the three-month period ending June 30, 2022 compared to $19.3 million or 29.2% for the same period a year ago. The improvement in gross margin dollars was driven by the 2021 and 2022 acquisitions as well as improving global supply chain issues that were more prevalent during 2021. As a percentage of sales, gross profit was flat with price actions, strategic sourcing improvements, new supplier development, and a continued movement toward longer-term agreements with suppliers being offset by lower gross margin profiles of acquired companies.

Selling, General and Administrative Expense

Selling, general and administrative expense consists of sales and marketing expenses primarily relating to compensation, costs associated with supporting Gexpro Services’ service facilities, overhead expenses within finance, legal, human resources and information technology, and other costs required to operate our business and service customers.

Selling, general, and administrative expense for the three-month period ending June 30, 2022 was $23.8 million or 23.8% of revenue compared to $13.9 million or 20.9% of revenue for the same period last year. The $9.9 million increase was driven primarily by the inclusion of the 2021 and 2022 acquisitions, costs to support the organic revenue increase and costs related to the Gexpro Services Merger.

Adjusted EBITDA

During the three months ended June 30, 2022, Gexpro Services generated Adjusted EBITDA of $11.9 million, an increase of $4.5 million from the same period a year ago with approximately $3.7 million driven by the 2021 and 2022 acquisitions and organic growth in revenue and margins on the existing base business.

Consolidated Non-operating Income and Expense

	Three Months Ended June 30,		Change
(Dollars in thousands)	2022	2021	Amount	%

Interest expense	$(3,751)	$(4,262)	$511	(12.0)%
Loss on extinguishment of debt	$(2,814)	$—	$(2,814)	—%
Change in fair value of earnout derivative liability	$(5,693)	$—	$(5,693)	—%
Other expense, net	$(182)	$(186)	$4	(2.2)%
Income tax (benefit) expense	$(3,612)	$559	$(4,171)	(746.2)%

Interest Expense

Interest expense was $3.8 million in the second quarter of 2022 compared to $4.3 million of interest expense in the prior year quarter. The decrease was due to a lower interest rate as a result of the debt refinancing related to the Mergers, partly offset by interest on higher outstanding borrowings related to the 2021 and 2022 acquisitions.

Loss on Extinguishment of Debt

The $2.8 million loss on extinguishment of debt in the second quarter of 2022 was due to the write-off of previously capitalized financing costs as a result of the debt refinancing related to the Mergers.

Change in Fair Value of Earnout Derivative Liability

The $5.7 million loss in the second quarter of 2022 related to the change in fair value of the earnout derivative liability associated with the earnout provisions of the Merger Agreements. Refer to Note 11 - Earnout Derivative Liability within Part I. Item 1. Financial Information to our Unaudited Condensed Consolidated Financial Statements for information about the earnout liability.

Other Expense, Net

Other expense, net was consistent in the second quarter of 2022 compared to the prior year quarter.

Income Tax (Benefit) Expense

Income tax benefit was $3.6 million, a 43.4% effective tax rate for the three months ended June 30, 2022 compared to income tax expense of $0.6 million and an effective tax rate of 54.8% for the three months ended June 30, 2021. The effective tax rate for the three months ended June 30, 2022 was higher than the U.S. statutory rate primarily due to state taxes, foreign operations, as well as transaction expenses related to the Mergers and other permanent items.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Consolidated Results of Operations

	Six Months Ended June 30,
	2022		2021
(Dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales

Revenue
Lawson(1)	$107,334	22.6%	$—	—%
TestEquity	170,276	35.8%	133,631	51.6%
Gexpro	181,475	38.2%	125,348	48.4%
All Other	16,336	3.4%	—	—%
Total Revenue	475,421	100.0%	258,979	100.0%
Cost of goods sold
Lawson(1)	50,552	10.6%	—	—%
TestEquity	130,543	27.5%	105,472	40.7%
Gexpro	128,337	27.0%	89,519	34.6%
All Other	10,550	2.2%	—	—%
Total Cost of goods sold	319,982	67.3%	194,991	75.3%
Gross profit	155,439	32.7%	63,988	24.7%
Selling, general and administrative expenses
Lawson(1)	59,344	12.5%	—	—%
TestEquity	39,866	8.4%	29,521	11.4%
Gexpro	44,156	9.3%	26,746	10.3%
All Other	4,972	1.0%	—	—%
Total Selling, general and administrative expenses	148,338	31.2%	56,267	21.7%
Operating income	7,101	1.5%	7,721	3.0%
Interest expense	(10,607)	(2.2)%	(8,506)	(3.3)%
Loss on extinguishment of debt	(3,395)	(0.7)%	—	—%
Change in fair value of earnout derivative liability	(5,693)	(1.2)%	—	—%
Other income (expense), net	774	0.2%	(254)	(0.1)%
Loss before income taxes	(11,820)	(2.5)%	(1,039)	(0.4)%
Income tax (benefit) expense	(4,568)	(1.0)%	390	0.2%
Net loss	$(7,252)	(1.5)%	$(1,429)	(0.6)%
(1)Includes the operating results of Lawson only subsequent to the Merger Date of April 1, 2022 and not Lawson operating results prior to the Mergers.

Overview of Consolidated Results of Operations

Our consolidated results of operations include the financial impact of the Mergers that were completed on April 1, 2022. The increase in gross profit for the first six months of 2022 compared to the first six months of 2021 was primarily due to the inclusion of Lawson operations only subsequent, and not prior, to the Merger Date. Excluding Lawson and All Other gross profit of $62.6 million, gross profit for the first six months of 2022 improved $28.8 million over the prior year. Expenses for the first six months of 2022 were impacted by the inclusion of Lawson, the 2021 and 2022 acquisitions, and merger related costs.

Refer to Results by Reportable Segment below for a complete discussion of our results of operations.

Results by Reportable Segment

Lawson Segment

	Six Months Ended June 30,		Change
(Dollars in thousands)	2022	2021	Amount	%

Revenue	$107,334	$—	$107,334	—%
Cost of goods sold	50,552	—	50,552	—%
Gross profit	56,782	—	56,782	—%
Selling, general and administrative expenses	59,344	—	59,344	—%
Operating loss	$(2,562)	$—	$(2,562)	—%
Gross profit margin	52.9%	—%

Adjusted EBITDA(1)	$9,405	$—	$9,405	—%
(1)Includes the operating results of Lawson only subsequent to the Merger Date of April 1, 2022 and not Lawson operating results prior to the Mergers.
(2)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

The $107.3 million increase in revenue for the first six months of 2022 compared to the first six months of 2021 was due to the inclusion of Lawson revenue beginning on the Merger Date and not including any Lawson revenue prior to the Merger Date.

Supplemental Information

For management to discuss Lawson's operating results on a comparable basis, Lawson's GAAP results of operations were adjusted to include its results prior to the April 1, 2022 Merger Date in order to reflect the total operating activities attributable to Lawson for each period presented. These non-GAAP Adjusted Results presented in the table below are referred to within this results of operations discussion as "Adjusted".

	Six Months Ended June 30,		Adjusted Change
(Dollars in thousands)	Adjusted 2022(1)	Adjusted 2021(1)	Amount	%

Revenue	$212,236	$188,191	$24,045	12.8%
Cost of goods sold	99,923	87,882	12,041	13.7%
Gross profit	112,313	100,309	12,004	12.0%
Selling, general and administrative expenses	103,779	93,610	10,169	10.9%
Operating income	$8,534	$6,699	$1,835	27.4%
Gross profit margin	52.9%	53.3%

Adjusted EBITDA(2)	$17,447	$16,267	$1,180	7.3%
(1)For comparability purposes, Lawson's GAAP results of operations were adjusted to include the historical results prior to the Merger Date. Refer to the section Factors Affecting Comparability to Prior Periods and the non-GAAP measures section Supplemental Information - Lawson Non-GAAP Adjusted Operating Income and Non- GAAP EBITDA for more information related to the calculation of adjusted amounts.
(2)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

Revenue and Gross Profit

Adjusted revenue increased 12.8% to $212.2 million for the first six months of 2022 compared to adjusted revenue of $188.2 million for the same period a year ago. The increase in adjusted revenue compared to the prior year was primarily driven by the realization of price increases enacted throughout 2021 and 2022 to offset rising supplier costs and strengthening sales to our strategic and Kent Automotive customers. The six months ended June 30, 2022 included 128 selling days, or 1 additional selling day over the same period a year ago.

Adjusted gross profit increased $12.0 million to $112.3 million for the six months ended June 30, 2022 compared to $100.3 million in the prior year primarily as a result of increased sales and the related price increases put in place. Lawson adjusted gross profit as a percent of sales was 52.9% for the first six months of 2022 compared to 53.3% in the prior year. The adjusted gross margin percentage for 2022 was impacted by price increases enacted throughout 2021 and 2022 partially offset by increased supplier costs, freight costs and a shift toward lower margin strategic customers and the amortization of the fair value step up of $1.6 million related to the Mergers.

Selling, General and Administrative Expenses

Selling expenses consist of compensation and support for our sales representatives as well as expenses to operate our distribution network and overhead expenses. Adjusted selling, general and administrative expenses increased to $103.8 million for the six months ended June 30, 2022 compared to the adjusted amount of $93.6 million in same period a year ago. Higher expense on a year-to-date basis versus a year ago were primarily driven by costs related to the Mergers, compensation expense to support increased sales, higher severance, additional stock-based compensation expense and higher amortization expense related to the reverse merger accounting.

Adjusted EBITDA

During the six months ended June 30, 2022, Lawson generated Adjusted EBITDA of $17.4 million, an increase of $1.2 million from the same period a year ago driven by increased revenues and margins.

TestEquity Segment

	Six Months Ended June 30,		Change
(Dollars in thousands)	2022	2021	Amount	%

Revenue	$170,276	$133,631	$36,645	27.4%
Cost of goods sold	130,543	105,472	25,071	23.8%
Gross profit	39,733	28,159	11,574	41.1%
Selling, general and administrative expenses	39,866	29,521	10,345	35.0%
Operating loss	$(133)	$(1,362)	$1,229	(90.2)%
Gross profit margin	23.3%	21.1%

Adjusted EBITDA(1)	14,138	5,938	8,200	138.1%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

Revenue and Gross Profit

Revenue increased to $170.3 million for the six months ended June 30, 2022 from $133.6 million during the same period in 2021. This increase was driven by the TEquipment and National Test Equipment acquisitions during the second quarter of 2022 and the acquisition of MCS in 2021, which generated aggregate revenue of $25.1 million for the post-acquisition periods, as well as organic growth of 8.6% in the existing base business.

Gross profit increased $11.6 million to $39.7 million in the first six months of 2022 compared to $28.2 million in the same period of 2021 primarily due to acquisitions and increased levels in the base business. As a percent of revenue, gross profit improved to 23.3% in 2022 as compared to 21.1% in 2021 driven by an expansion of margins within the existing base business (excluding acquisitions) and a shift in sales mix toward higher margin electronic production supplies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $10.3 million to $39.9 million in 2022 from $29.5 million in 2021. Approximately $6.0 million of costs were added due to the acquisitions made in 2021 and 2022 and increased compensation and distribution costs to support the organic revenue growth in the base business.

Adjusted EBITDA

During the six months ended June 30, 2022, TestEquity generated Adjusted EBITDA of $14.1 million, an increase of $8.2 million from the same period a year ago driven by increased revenues and margins on the existing base business (excluding acquisitions).

Gexpro Services Segment

	Six Months Ended June 30,		Change
(Dollars in thousands)	2022	2021	Amount	%

Revenue	$181,475	$125,348	$56,127	44.8%
Cost of goods sold	128,337	89,519	38,818	43.4%
Gross profit	53,138	35,829	17,309	48.3%
Selling, general and administrative expenses	44,156	26,746	17,410	65.1%
Operating income	$8,982	$9,083	$(101)	(1.1)%
Gross profit margin	29.3%	28.6%

Adjusted EBITDA(1)	19,926	12,416	7,510	60.5%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

Revenue and Gross Profit

Revenue for the six months ended June 30, 2022 was $181.5 million. This compares to revenue of $125.3 million for the same period a year ago, or a 44.8% increase with four additional selling days in the six months ended June 30, 2022. A selling day generally represents a business day in which Gexpro Services ships products to its customers. During the six months ended June 30, 2022, revenue increased due to revenue generated from the 2021 and 2022 acquisitions of $49.9 million and organic growth in the base business of 5% through an expansion of products and services to existing customers as well as the addition of new customers.

Gross profit was $53.1 million or 29.3% of revenue for the six months ended June 30, 2022 compared to gross profit of $35.8 million for the same period a year ago. The gross profit increase was driven by the 2021 and 2022 acquisitions and improvement in global supply chain over 2021 activities as well as customer price increases put in place.

Selling, General and Administrative Expense

Selling, general and administrative expense consists of sales and marketing expenses primarily relating to compensation, costs associated with supporting Gexpro Services’ service facilities, overhead expenses within finance, legal, human resources and information technology, and other costs required to operate the business and service customers.

Selling, general, and administrative expense for the six months ended June 30, 2022 was $44.2 million compared to $26.7 million for the same period a year ago. The increase of $17.4 million over a year ago was primarily driven by the inclusion of the 2021 and 2022 acquisitions of $8.7 million. The remainder of the increase was driven primarily by an increase in merger related costs of $2.5 million and additional compensation and product fulfillment costs to support the organic growth of the existing base business.

Adjusted EBITDA

During the six months ended June 30, 2022, Gexpro Services generated Adjusted EBITDA of $19.9 million, an increase of $7.5 million from the same period a year ago with approximately $6.9 million driven by the acquisitions closed during 2021 and 2022 and increases in revenues and margins on the base business.

Consolidated Non-operating Income and Expense

	Six Months Ended June 30,		Change
(Dollars in thousands)	2022	2021	Amount	%

Interest expense	$(10,607)	$(8,506)	$(2,101)	24.7%
Loss on extinguishment of debt	$(3,395)	$—	$(3,395)	—%
Change in fair value of earnout derivative liability	$(5,693)	$—	$(5,693)	—%
Other income (expense), net	$774	$(254)	$1,028	(404.7)%
Income tax (benefit) expense	$(4,568)	$390	$(4,958)	(1,271.3)%

Interest Expense

Interest expenses increased $2.1 million in the first six months of 2022 primarily due to additional borrowings related to the 2021 and 2022 acquisitions partly offset by a lower interest rate as a result of the debt refinancing related to the Mergers.

Loss on Extinguishment of Debt

The $3.4 million loss on extinguishment of debt in the first six months of 2022 was primarily due to the write-off of previously capitalized financing costs as a result of the debt refinancing related to the Mergers.

Change in Fair Value of Earnout Derivative Liability

The $5.7 million loss in the first six months of 2022 related to the change in fair value of the earnout derivative liability associated with the earnout provisions of the Merger Agreements. Refer to Note 11 - Earnout Derivative Liability within Part I. Item 1. Financial Information to our Unaudited Condensed Consolidated Financial Statements for information about the earnout liability.

Other Income (Expense), Net

Other expense, net increased $1.0 million in the first six months of 2022 compared to the prior year primarily due to the inclusion of Lawson operations subsequent to the April 1, 2022 Merger Date.

Income Tax (Benefit) Expense

Income tax benefit was $4.6 million, a 38.6% effective tax rate for the first six months of 2022 compared to income tax expense of $0.4 million and a 37.5% effective tax rate for the first six months of 2021. The change in the year over year effective tax rate was primarily due to changes in the valuation allowance in the first six months of 2021, merger costs incurred in the first six months of 2022, and the creation of a consolidated group for federal income tax purposes as a result of the completion of the Mergers referenced in Note 3 - Business Acquisitions within Part I. Item 1. Financial Information to our Unaudited Condensed Consolidated Financial Statements. Relative to the U.S. statutory rate, the effective tax rate for the first six months of 2022 was impacted by state taxes, foreign operations, and the expiration of uncertain tax positions, as well as liabilities and transaction expenses related to the Mergers, and discrete tax items related to changes in the uncertain tax positions and prior period true-ups as a result of the completed Mergers.

Liquidity and Capital Resources

Cash and cash equivalents were $17.9 million on June 30, 2022 compared to $14.7 million on December 31, 2021.

The Company believes its current balances of cash and cash equivalents, availability under its Amended and Restated Credit Agreement and cash flows from operations will be sufficient to meet its liquidity needs for the next twelve months. As of June 30, 2022, liquidity for the Company was $103.8 million comprised of $17.9 million of cash and cash equivalents and $85.9 million of borrowing availability remaining, net of outstanding letters of credit, under the Amended and Restated Credit Agreement.

Our primary short-term liquidity and capital resource needs are to finance operating expenses, working capital, capital expenditures, possible business acquisitions, strategic initiatives and general corporate purposes. Our current debt obligations under the Amended and Restated Credit Agreement mature in 2027. Principal payments for the next twelve months are $15.0 million. Refer to Note 13 - Debt within Part I. Item 1. Financial Information for additional information related to our debt obligations. Access to debt capital markets has historically provided the Company with sources of liquidity, beyond normal operating cash flows. We do not anticipate having difficulty in obtaining financing from those markets in the future with our history of favorable results in debt capital markets and strong relationships with global financial institutions, however, we cannot provide assurance that events beyond our control will not have a material adverse impact on our liquidity.

Sources and Uses of Cash

The following table presents a summary of our cash flows:

(in thousands)	June 30, 2022	June 30, 2021	Change
Net cash (used in) provided by operating activities	$(39,543)	$8,912	$(48,455)
Net cash used in investing activities	$(115,286)	$(12,089)	$(103,197)
Net cash provided by financing activities	$157,043	$3,755	$153,288

Cash (Used in) Provided by Operating Activities

Cash used by operations for the six months ended June 30, 2022 was $39.5 million, excluding non-cash items, this was primarily due to increased accounts receivables driven by higher sales and increased inventories due to increased supplier costs driven by inflation and global supply chain disruptions.

Cash provided by operations for the six months ended June 30, 2021 was $8.9 million, primarily due to decreased accounts receivable and inventories partially offset by increased accounts payable and prepaid expenses.

Cash Used in Investing Activities

Cash used in investing activities for the six months ended June 30, 2022 was $115.3 million, primarily as a result of the 2022 other acquisitions by TestEquity and Gexpro as described in Note 3 - Business Acquisitions within Part I. Item 1. Financial Information.

Net cash used in investing activities for the six months ended June 30, 2021was $12.1 million, primarily due to business acquisitions and purchases of rental equipment.

Cash Provided by Financing Activities

Cash provided by financing activities was $157.0 million for the first six months of 2022, primarily due to proceeds under the April 1, 2022 Amended and Restated Credit Agreement partially offset by repayment of previous indebtedness. On April 29, 2022, the Company borrowed the $50 million available under the delayed draw term loan facility to finance the acquisition of Interworld Highway, LLC made by TestEquity. Deferred financing costs of $11.4 million were incurred during the first six months of 2022 in connection with the April 1, 2022 Amended and Restated Credit Agreement and January 3, 2022 Gexpro Services Credit Agreement.

Cash provided by financing activities for the six months ended June 30, 2021 was $3.8 million, primarily due to increased borrowings on the Company's revolving lines of credit partially offset by payments on the Company's term loans.

Material Cash Requirements

The Company anticipates that outstanding stock performance rights with a value of $5.4 million at June 30, 2022 will be paid out within the next twelve months prior to expiration.

As of June 30, 2022, we had contractual commitments to purchase approximately $195.9 million of product from our suppliers and contractors.

Credit Facility

On April 1, 2022, in connection with the closing of the Mergers, DSG entered into an Amended and Restated Credit Agreement, which includes a $200 million senior secured revolving credit facility, a $250 million senior secured initial term loan facility and a $50 million senior secured delayed draw term loan facility. Refer to Note 13 - Debt within Part I. Item 1. Financial Information for a description of the agreement.

On June 30, 2022, we had $411.4 million in outstanding borrowings and $85.9 million of borrowing availability remaining, net of outstanding letters of credit, under the revolving credit facility.

As of June 30, 2022, we were in compliance with all financial covenants under our Amended and Restated Credit Agreement.

While we were in compliance with our financial covenants as of June 30, 2022, failure to meet the covenant requirements of the Amended and Restated Credit Agreement in future quarters could lead to higher financing costs, increased restrictions, or reduce or eliminate our ability to borrow funds and could have a material adverse effect on our business, financial condition and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3 of Part I has been omitted from this report.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to DSG, including DSG's consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) includes, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

The Mergers that were completed on April 1, 2022, had a material impact on the financial position, results of operations, and cash flows of the combined company from the Merger Date through June 30, 2022. We have implemented new processes and internal controls as a result of the Mergers to assist us in the preparation and disclosure of financial information. Given the significance of the Mergers and the complexity of systems and business processes, we intend to exclude the TestEquity and Gexpro Services operating companies from our assessment and report on internal control over financial reporting for the year ending December 31, 2022. Other than as discussed above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during our most recently completed fiscal quarter that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEMS 2, 3, 4 and 5 of Part II are not applicable and have been omitted from this report.

ITEM 1. LEGAL PROCEEDINGS

See Note 17 - Commitments and Contingencies to our condensed consolidated financial statements, included in Part I. Item 1. Financial Information, which is incorporated herein by reference, for a description of certain of our pending legal proceedings. In addition, the Company is involved in legal actions that arise in the ordinary course of business. It is the opinion of management that the resolution of any currently pending litigation will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

Our ability to rapidly process customer orders is an integral component of our overall business strategy. Interruptions at our company-operated facilities or disruptions at a major transportation center or shipping port, due to events such as severe weather, labor interruptions, natural disasters, acts of terrorism or other events, could affect our ability to maintain core products in inventory, deliver products to our customers on a timely basis or adversely affect demand for our products, which may in turn adversely affect our business, financial condition and results of operations. Similarly, other supply chain disruptions have impacted our ability to maintain certain core products in inventory and deliver products to customers on a timely basis, and may continue to impact our ability to do so. Such supply chain disruptions may adversely affect our business, financial condition and results of operations.

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

We are increasingly dependent on digital technology to process and record financial and operating data and communicate with our employees and business partners. During the normal course of business we receive, retain and transmit certain confidential information that our customers provide to purchase products or services or to otherwise communicate with us, as well as certain information about our employees.

Our technologies, systems and networks (and those of our business partners) have been and may in the future be the target of cyber attacks and/or information security incidents that may have resulted in, or may in the future result in, the unauthorized release, misuse, loss or destruction of proprietary, personal and other information, or other disruption of our business operations. For example, in February 2022, DSG became aware that its computer network was the subject of a cyber incident potentially involving unlawful access. Because of the nature of the information that may have been compromised, we were required to notify the parties whose information was potentially compromised of the incident as well as various governmental agencies and have taken other actions, such as offering credit monitoring services.

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

Our success depends on, among other things, our ability to attract, develop and retain talented employees, including executives and other key managers. The loss of certain key executives and managers or the failure to attract and develop talented employees could have a material adverse effect on our business, financial condition and results of operations.

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

One of our growth strategies is to actively pursue additional acquisition opportunities which complement our business model. However, there are risks associated with pursuing acquisitions, which include the incurrence of significant transaction costs without the guarantee that such transactions will be completed. Further, we may fail to successfully identify the right opportunities and/or to successfully integrate the acquired businesses, operations, technologies, systems and/or personnel with those of DSG, which could adversely affect our business, financial condition and results of operations. See also the section entitled “Item 1A. Risk Factors – TestEquity Merger and Gexpro Services Merger Risks” for a discussion of various additional risk factors relating to our completed business combination with TestEquity and Gexpro Services.

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

We incurred a significant amount of indebtedness in connection with the Mergers, and our significant indebtedness includes a significant amount of indebtedness under our Amended and Restated Credit Agreement. In addition, we may be able to incur a significant amount of additional indebtedness, subject to the terms and restrictions of our Amended and Restated Credit Agreement. Our indebtedness could have significant consequences on our future operations, including:

•events of default if we fail to comply with the financial and other covenants contained in the Amended and Restated Credit Agreement and/or other agreements governing our debt instruments, which could result in all of the debt becoming immediately due and payable or require us to negotiate an amendment to financial or other covenants that could cause us to incur additional fees and expenses;
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

Failure to adequately fund our operating and working capital needs through cash generated from operations and cash available through our Amended and Restated Credit Agreement could negatively impact our ability to invest in our business and maintain our capital structure.

Our business requires investment in working capital and fixed assets. We expect to fund these investments from cash generated from operations and funds available from our Amended and Restated Credit Agreement. Failure to generate sufficient cash flow from operations or from our credit agreement could cause us to have insufficient funds to operate our business. Adequate funds may not be available when needed or may not be available on favorable terms.

Failure to meet the covenant requirements of our Amended and Restated Credit Agreement could lead to higher financing costs and increased restrictions and reduce or eliminate our ability to borrow funds.

Our Amended and Restated Credit Agreement contains financial and other restrictive covenants. These covenants could adversely affect us by limiting our financial and operating flexibility as well as our ability to plan for and react to market conditions and to meet our capital needs. Failure to meet these covenant requirements could lead to higher financing costs and increased restrictions, reduce or eliminate our ability to borrow funds, or accelerate the payment of our indebtedness. In addition, prior to the closing of the TestEquity Merger, TestEquity was in default of certain debt covenants of its term loan and revolving line of credit agreements. In connection therewith, on September 6, 2019, February 28, 2020, March 27, 2020, October 9, 2020 and June 30, 2021, TestEquity entered into forbearance agreements with its lender. Such term loan and revolving line of credit agreements were terminated in connection with the closing of the TestEquity Merger.

If we require more liquidity than is available to us under our Amended and Restated Credit Agreement, we may need to raise additional funds through debt or equity offerings which may not be available when needed or may not be available on terms favorable to us. Should funding be insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

Prolonged periods of inflation could require government efforts to combat inflation which could lead to higher financing costs.

Inflation has risen on a global basis and the United States has recently experienced historically high levels of inflation. If the inflation rate continues to increase, government efforts may be required to combat inflation such as raising the interest rate benchmark which could lead to higher financing costs and have material adverse effect on our business, financial condition and results of operations.

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

Entities affiliated with Luther King Capital Management Corporation and J. Bryan King beneficially own a significant majority of the outstanding shares of DSG common stock and therefore have significant influence over our company, and this influence could delay or deter a change in control or other business combination or otherwise cause us to take actions with which you may disagree.

Based on a Schedule 13D filed with the SEC by LKCM, J. Bryan King and various other persons and entities (as amended through June 17, 2022), entities affiliated with Luther King Capital Management Corporation ("LKCM") beneficially owned in the aggregate approximately 14.6 million shares of DSG common stock as of June 15, 2022, representing approximately 75% of the outstanding shares of DSG common stock as of June 30, 2022. J. Bryan King, Chairman and Chief Executive Officer of the Company, is a Principal of LKCM. As a result, LKCM has significant influence over the outcome of matters requiring a stockholder vote, including the election of directors and the approval of other significant matters, and LKCM’s interests may not align with the interests of other stockholders. This concentration of ownership could also have the effect of delaying or preventing a change of control or other business combination that might be beneficial to our stockholders.

In addition, as a result of this concentrated ownership interest, DSG believes that it qualifies as a “controlled company,” as that term is defined by Rule 5615(c) of the NASDAQ Listing Rules and, accordingly, DSG believes that, if it so desired, it would be generally exempt from the requirements of Rule 5615(c) of the NASDAQ Listing Rules that would otherwise require DSG to have:

•a majority of the DSG board of directors comprised of independent directors;
•a compensation committee comprised solely of independent directors; and
•director nominees selected, or recommended for the DSG board of directors’ selection, either by (1) independent directors constituting a majority of the DSG board of directors’ independent directors in a vote in which only independent directors participate or (2) a nominating committee comprised solely of independent directors.

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

COVID-19 and Other Infectious Disease Risks

The coronavirus strain ("COVID-19") created a worldwide pandemic which has continued to affect our business and could have further undetermined material adverse effects on our revenues, operating results and financial condition.

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

Our sales results may be negatively impacted in the future by any social distancing guidelines and government mandated shelter in place orders that would prevent our sales representatives from visiting customers in person, or that would otherwise reduce customer visits to our branch locations. The reduction of operations and temporary shut down by many of our customers in response to COVID-19 has also negatively impacted our sales and ability to collect on existing credit balances, and we may continue to be impacted by those and additional reductions and shut downs until the pandemic ends.

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

TestEquity Merger and Gexpro Services Merger Risks

Completion of the Mergers resulted in the issuance of a significant number of shares of DSG common stock, and may result in the issuance of a significant number of additional shares of DSG common stock, which could have a negative effect on the price of DSG common stock.

We issued an aggregate of 10.3 million shares of DSG common stock on April 1, 2022 in connection with the closing of the Mergers. In addition, we could be obligated to issue up to an aggregate of 1.7 million additional shares of DSG common stock in accordance with the earnout provisions of the Merger Agreements. As of June 30, 2022, approximately 1,238,000 additional shares of DSG common stock are expected to be issued to entities affiliated with LKCM in accordance with and subject to certain terms and conditions of the first earnout provision of the Merger Agreements. The remaining 462,000 additional shares of DSG common stock would be available to be issued to entities affiliated with LKCM or forfeited in in accordance with and subject to certain terms and conditions of the second earnout provision of the Merger Agreements. The issuance of such a significant number of shares of DSG common stock could have a negative effect on the market price of DSG common stock. Such downward pressure could also encourage short sales by certain investors, which could place further downward pressure on the market price of DSG common stock.

In addition, in accordance with the Merger Agreements, DSG granted to certain entities affiliated with LKCM certain registration rights with respect to the shares of DSG common stock that DSG has issued, and would be required to issue, in connection with the Mergers. Any sales of those shares, or the anticipation of the possibility of such sales, could create downward pressure on the market price of DSG common stock.

There may be difficulties in integrating certain operations of TestEquity’s and Gexpro Services’ respective businesses with our legacy operations, and the failure to successfully combine those operations within our expected timetable could adversely affect our future results and the market price of our common stock.

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

Furthermore, it is possible that the Mergers could result in the loss of key employees. If we are not able to fully realize the anticipated savings and synergies in a timely manner, or the cost to achieve these synergies is greater than expected, we may not fully realize the anticipated benefits (or any benefits) of the Mergers, or it may take longer than expected to realize any benefits. The failure to fully or timely realize the anticipated benefits could have a negative effect on the market price of DSG common stock.

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

DSG’s estimates and judgments related to the acquisition accounting models used to record the purchase price allocation in connection with the Mergers may be inaccurate.

DSG’s management has made and expects to continue to make significant accounting judgments and estimates for the application of acquisition accounting under GAAP and the underlying valuation models in connection with the Mergers. Our business, financial condition and results of operations could be materially and adversely impacted in future periods if our accounting judgments and estimates related to these models prove to be inaccurate.

We may be required to recognize impairment charges for goodwill and other intangible assets.

As a result of the closing of the Mergers on April 1, 2022, we have an amount of goodwill and other intangible assets on our balance sheet that is significantly greater than the amount of goodwill and other intangible assets on our December 31, 2021 consolidated balance sheet. In accordance with GAAP, our management periodically assesses our goodwill and other intangible assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, an inability to effectively integrate acquired businesses, unexpected significant changes, planned changes in use of the assets, divestitures and market capitalization declines may impair goodwill and other intangible assets. Any charges relating to such impairments could materially and adversely affect our results of operations in the periods recognized, which could result in an adverse effect on the market price of DSG common stock.

TestEquity’s and Gexpro Services’ international operations subject us to additional legal and regulatory regimes.

TestEquity has business operations and/or sales in a number of foreign countries, including Canada, Mexico and the United Kingdom, and Gexpro Services has business operations and/or sales in a number of foreign countries, including Hungary and China. As a result of the completion of the Mergers, we are subject to a wider array of foreign legal and regulatory regimes (including tax regimes) than those to which we were subject prior to the completion of the Mergers. Compliance with diverse legal and regulatory requirements, including in connection with the movement or repatriation of cash, may be costly, time-consuming and require significant resources. Violations could result in significant fines or monetary damages, sanctions, prohibitions or restrictions on doing business and damage to our reputation. In addition, operating in foreign countries requires us to manage the potential conflicts between locally accepted business practices in any given jurisdiction and our obligations to comply with laws and regulations with respect to such jurisdictions, including anti-corruption laws or regulations applicable to DSG, such as the U.S. Foreign Corrupt Practices Act (the “FCPA”) and the UK Bribery Act 2010 (the “UKBA”). The U.S., U.K. and other foreign agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against companies for violations of export controls, the FCPA, the UKBA, and other laws, rules, sanctions, embargoes and regulations, including those established by the Office of Foreign Assets Control (“OFAC”). Any violation of these legal requirements, even if prohibited by our policies, procedures and controls, could subject us to criminal or civil enforcement actions, penalties for non-compliance or otherwise have an adverse effect on our business and reputation.

Litigation relating to the Mergers could result in the payment of damages following the closing of the Mergers.

DSG and members of the DSG board of directors are and may in the future be parties, among others, to litigation related to the Merger Agreements and the Mergers. Among other remedies, the stockholders in the pending litigation seek, and other stockholders could seek, damages. The outcome of any legal proceedings are difficult to predict and any such lawsuits could result in substantial costs to us. The existence of litigation relating to the Mergers may also be costly and distracting to management. Further, the defense or settlement of any lawsuit or claim may adversely affect our business, financial condition, results of operations and cash flows. See Note 17 - Commitments and Contingencies to our condensed consolidated financial statements, included in Part I. Item 1. Financial Statements, for a description of certain of our pending legal proceedings relating to the Mergers, which are incorporated herein by reference.

As a result of the Mergers, DSG’s ability to use its net operating losses and certain other tax attributes generated prior to the Mergers may be subject to limitations.

As a result of the Mergers, DSG’s ability to use its net operating losses and certain other tax attributes generated prior to the Mergers may be subject to limitations.

TestEquity and Gexpro Services were private companies before the Mergers and may not have had in place the financial organization, reporting and internal controls necessary for a public company.

TestEquity and Gexpro Services were private companies before the Mergers and may not have had in place the financial organization, reporting and controls which are required for a U.S. public company. The cost of implementing this type of financial organization, reporting and controls in respect of TestEquity and Gexpro Services and integrating their financial reporting processes with our financial reporting processes may be significant. If there are limitations in TestEquity’s or Gexpro Services’ financial organization, reporting and controls, or if we are unable to effectively integrate their financial reporting processes with our financial reporting processes, we could have, among other things, material weaknesses in our internal controls, violate our indebtedness covenants, miss an SEC reporting deadline or otherwise not comply with an applicable law or regulation.

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

Changes in energy costs, tariffs and the cost of raw materials used in our products, and other inflationary pressures, could impact our cost of goods and distribution and occupancy expenses, which may result in lower operating margins.

Increases in the cost of raw materials used in our products (e.g., steel, brass, copper), increases in tariffs and increases in energy costs, as well as other inflationary pressures, will raise the production costs of our vendors. Those vendors have typically looked to pass the higher costs along to us through price increases. If we are unable to fully pass such increased prices and costs through to our customers or to modify our activities, the impact would have an adverse effect on our operating profit margins and financial condition. On the other hand, a decrease in oil prices may result in weaker demand from oil and gas customers in the future, resulting in lower net sales. Changes in trade policies could affect our sourcing of product and ability to secure sufficient product and/or impact the cost or price of our products, with potentially negative impacts on our reported gross profits and results of operations.

Supply chain constraints, inflationary pressure, and labor shortages could impact our cost of goods and other costs and expenses, which may result in lower gross margins and/or otherwise materially adversely affect our business, financial condition and results of operations.

Our businesses have been and may continue to be impacted by supply chain constraints, resulting in inflationary pressure on material costs, longer lead times, port congestion, and increased freight costs. This results in challenges in acquiring and receiving inventory in a timely fashion and fulfilling customer orders. In addition, we have been and may continue to be impacted by labor shortages. This results in challenges in fulfilling customer orders and can have a negative impact on our operating results as we may be required to utilize higher-cost temporary labor. We have also experienced and continue to experience inflationary pressure in other areas that adversely impact our cost of goods sold and other costs and expenses. While we have instituted various price increases during 2022 in response to rising supplier costs, as well as increased transportation and labor costs, there can be no assurance that future cost increases can be partially or fully passed on to customers, or that the timing of such sales price increases will match our supplier cost increases. As a result, we are unable to predict the impact of these constraints on our business, financial condition and results of operations.

The Company is exposed to the risk of foreign currency changes.

A number of our subsidiaries are located and operate in foreign countries and use those foreign currencies as their functional currency. Operating results denominated in foreign currencies are translated into U.S. dollars when consolidated into our financial statements. Therefore, we are exposed to market risk relating to the change in the value of such foreign currencies (including the Canadian dollar, the Mexican peso, the British pound sterling, the Euro, the Danish krone, the Brazil real, the Chinese renminbi, and the Turkish lira) relative to the U.S. dollar that could adversely affect our financial condition and operating results.

In addition, the revolving credit facility under our Amended and Restated Credit Agreement is available to be drawn in U.S. dollars, Canadian dollars and any other additional currencies that may be agreed between us and our lenders. Any borrowings in Canadian dollars or any other foreign currency would expose us to market risk relating to the change in the value of such foreign currency in relation to the U.S. dollar.

ITEM 6. EXHIBITS

Exhibit #
2.1†
Agreement and Plan of Merger, dated as of December 29, 2021, by and among LKCM TE Investors, LLC, TestEquity Acquisition, LLC, Lawson Products, Inc. and Tide Sub, LLC, incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 000-10546) filed January 4, 2022.

2.2†
Agreement and Plan of Merger, dated as of December 29, 2021, by and among 301 HW Opus Investors, LLC, 301 HW Opus Holdings, Inc., Lawson Products, Inc. and Gulf Sub, Inc., incorporated herein by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K (File No. 000-10546) filed January 4, 2022.

3.1**
Amended and Restated Certificate of Incorporation of the Company, as amended by the Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company effective as of May 5, 2022.

3.2	Amended and Restated By-Laws of the Company effective as of May 5, 2022, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 000-10546) filed May 5, 2022.
10.1*
Lawson Products, Inc. Executive Deferral Plan (as Amended and Restated Effective November 1, 2015), incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q (File No. 000-10546) for the quarter ended September 30, 2021.

10.2*
Lawson Products, Inc. Amended Stock Performance Plan (as Amended and Restated Effective January 24, 2017), incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q (File No. 000-10546) for the quarter ended September 30, 2021.

10.3*
Amendment of the Lawson Products, Inc. Amended Stock Performance Plan (as Amended and Restated Effective January 24, 2017), dated December 23, 2020, incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K (File No. 000-10546) for the fiscal year ended December 31, 2020.

10.4*
Form Letter regarding Stock Performance Rights, incorporated by reference to Exhibit 10(c)(16) to the Company's Annual Report on Form 10-K (File No. 000-10546) for the fiscal year ended December 31, 2004.

10.5*
Lawson Products, Inc. 2009 Equity Compensation Plan (as Amended and Restated Effective May 14, 2019), incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 000-10546) filed May 3, 2019.

10.6*
First Amendment to the Lawson Products, Inc. 2009 Equity Compensation Plan (as Amended and Restated Effective May 14, 2019), incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 000-10546) filed May 3, 2019.

10.7*
Amendment to the Lawson Products, Inc. 2009 Equity Compensation Plan (as Amended and Restated Effective May 14, 2019), dated December 23, 2020, incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K (File No. 000-10546) for the fiscal year ended December 31, 2020.

10.8*
Form of Award Agreement under the 2009 Equity Compensation Plan (Target Units, SPRs and Restricted Units), incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q (File No. 000-10546) for the quarter ended September 30, 2021.

10.9*
Form of Award Agreement under the 2009 Equity Compensation Plan (MSU Target Units, ROIC Target Units and Restricted Units), incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q (File No. 000-10546) for the quarter ended September 30, 2021.

10.10*
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

10.12*	Form of Indemnification Agreement for Directors and Officers, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 000-10546) filed September 19, 2008.
10.13*
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

10.15*
Amendment No.1 to the Employment Agreement entered into on April 11, 2018 between Lawson Products, Inc., an Illinois corporation, and Michael G. DeCata, incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K (File No. 000-10546) filed April 11, 2018.

10.16*
Employment Agreement dated as of August 29, 2012 by and between Lawson Products, Inc., an Illinois corporation, and Ron Knutson, incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 000-10546) filed September 4, 2012.

10.17*
Retirement and Consulting Agreement, dated as of March 2, 2021, by and between Lawson Products, Inc., an Illinois corporation, and Neil Jenkins, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 000-10546) filed March 5, 2021.

10.18
Voting Agreement, dated as of December 29, 2021, by and among Lawson Products, Inc. and Luther King Capital Management Corporation, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 000-10546) filed January 4, 2022.

10.19†
Amended and Restated Credit Agreement, dated as of April 1, 2022, by and among Lawson Products, Inc., the subsidiaries of Lawson Products, Inc. party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-10546) filed April 4, 2022.

10.20
Registration Rights Agreement, dated as of April 1, 2022, by and among Lawson Products, Inc., 301 HW Opus Investors, LLC and LKCM TE Investors, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-10546) filed April 4, 2022.

10.21*
Retirement and Consulting Agreement, dated as of April 4, 2022, by and between Lawson Products, Inc., an Illinois corporation, and Michael G. DeCata, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-10546) filed April 8, 2022.

10.22*,**	Employment Agreement, dated as of April 4, 2022, by and between Lawson Products, Inc., an Illinois corporation, and Cesar A. Lanuza.
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

101.INS	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL
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

DISTRIBUTION SOLUTIONS GROUP, INC.
(Registrant)

Dated:	August 9, 2022	/s/ J. Bryan King
J. Bryan King Chairman and Chief Executive Officer (principal executive officer)

Dated:	August 9, 2022	/s/ Ronald J. Knutson
Ronald J. Knutson Executive Vice President and Chief Financial Officer (principal financial officer)

Dated:	August 9, 2022	/s/ David S. Lambert
David S. Lambert Vice President, Controller and Chief Accounting Officer (principal accounting officer)