Form 10-Q
period 2022-09-30
Distribution Solutions Group, Inc.
filed 2022-11-03
CIK 703604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For quarterly period ended September 30, 2022
or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
The number of shares outstanding of the registrant’s common stock, $1 par value, as of October 24, 2022 was 19,400,005.

		Page #
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	5

	Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021 (Unaudited)	5

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2022 and 2021 (Unaudited)	6

	Condensed Consolidated Statements of Changes in Stockholders' Equity for the Three and Nine Months Ended September 30, 2022 and 2021 (Unaudited)	7

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021 (Unaudited)	9

	Notes to Condensed Consolidated Financial Statements (Unaudited)	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	57

Item 4.	Controls and Procedures	57

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	57

Item 1A.	Risk Factors	57

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	66

Item 6.	Exhibits	66

	SIGNATURES	69

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
•government efforts to combat inflation, along with other interest rate pressures arising from an inflationary economic environment, could lead to higher financing costs;
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
•any difficulties in integrating the business operations of TestEquity and 301 HW Opus Holdings, Inc., which conducts business as Gexpro Services ("Gexpro Services"), with our legacy Lawson operations, and/or the failure to successfully combine those operations within our expected timetable;
•any difficulties in integrating the business operations of other businesses we may acquire, and/or the failure to successfully combine any such operations with our existing business;
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
•foreign currency exchange rate changes; and
•all other factors discussed in the Company’s “Risk Factors” section set forth in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022.

The Company undertakes no obligation to update any such factors, assumptions and uncertainties or to publicly announce the results of any revisions to any forward-looking statements contained herein whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
Distribution Solutions Group, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$25,171	$14,671
Restricted cash	181	—
Accounts receivable, less allowance for doubtful accounts of $2,009 and $2,473, respectively	173,083	80,574
Inventories, net	260,840	132,717
Prepaid expenses and other current assets	26,769	8,098
Total current assets	486,044	236,060
Property, plant and equipment, net	64,765	9,079
Rental equipment, net	25,489	24,727
Goodwill	351,147	106,145
Deferred tax asset	201	266
Intangible assets, net	236,869	96,608
Cash value of life insurance	17,198	—
Right of use assets	44,682	19,662
Other assets	6,320	747
Total assets	$1,232,715	$493,294
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$96,886	$47,958
Current portion of long-term debt	16,121	134,405
Current portion of lease obligation	9,994	4,641
Earnout derivative liability	12,700	—
Related party payables	—	4,813
Accrued expenses and other current liabilities	58,663	23,126
Total current liabilities	194,364	214,943
Long-term debt, less current portion, net	397,461	93,134
Security bonus plan	9,958	—
Deferred compensation	10,248	—
Lease obligation	38,169	16,132
Deferred tax liability	32,258	2,742
Other liabilities	3,510	574
Total liabilities	685,968	327,525
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $1 par value:
Authorized - 500,000 shares, issued and outstanding — None	—	—
Common stock, $1 par value:
Authorized - 35,000,000 shares Issued - 19,712,137 and 10,542,333 shares, respectively Outstanding - 19,400,005 and 10,294,824 shares, respectively	19,424	10,318
Capital in excess of par value	574,176	197,057
Retained deficit	(23,853)	(33,142)
Treasury stock – 312,132 and 247,509 shares, respectively	(12,475)	(10,033)
Accumulated other comprehensive (loss) income	(10,525)	1,569
Total stockholders’ equity	546,747	165,769
Total liabilities and stockholders’ equity	$1,232,715	$493,294
See notes to Condensed Consolidated Financial Statements (Unaudited)

Distribution Solutions Group, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenue	$347,151	$132,090	$822,572	$391,069
Cost of goods sold	227,984	97,252	547,966	292,243
Gross profit	119,167	34,838	274,606	98,826

Selling, general and administrative expenses	97,140	29,347	245,478	85,614
Operating income (loss)	22,027	5,491	29,128	13,212

Interest expense	(6,097)	(3,976)	(16,704)	(12,482)
Loss on extinguishment of debt	—	—	(3,395)	—
Change in fair value of earnout liabilities	9,641	—	3,948	—
Other income (expense), net	(550)	(74)	224	(328)

Income (loss) before income taxes	25,021	1,441	13,201	402
Income tax expense (benefit)	8,480	216	3,912	606

Net income (loss)	$16,541	$1,225	$9,289	$(204)

Basic income (loss) per share of common stock	$0.85	$0.12	$0.54	$(0.02)

Diluted income (loss) per share of common stock	$0.84	$0.12	$0.53	$(0.02)

Comprehensive income (loss)
Net income (loss)	$16,541	$1,225	$9,289	$(204)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(9,774)	175	(12,094)	172
Comprehensive income (loss)	$6,767	$1,400	$(2,805)	$(32)

See notes to Condensed Consolidated Financial Statements (Unaudited)

Distribution Solutions Group, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands, except share data)
(Unaudited)

	Common Stock		Capital in Excess of Par Value			Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Outstanding Shares	$1 Par Value		Retained Deficit	Treasury Stock
Balance at December 31, 2021	10,294,824	$10,318	$197,057	$(33,142)	$(10,033)	$1,569	$165,769
Net income (loss)	—	—	—	(2,537)	—	—	(2,537)
Foreign currency translation adjustment	—	—	—	—	—	171	171
Shares issued	6,065	6	(6)	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(889)	—	33	—	(33)	—	—
Other	—	—	(95)	—	—	—	(95)
Balance at March 31, 2022	10,300,000	$10,324	$196,989	$(35,679)	$(10,066)	$1,740	$163,308
Net income (loss)	—	—	—	(4,715)	—	—	(4,715)
Foreign currency translation adjustment	—	—	—	—	—	(2,491)	(2,491)
Stock-based compensation	—	—	573	—	—	—	573
Shares issued	25,682	24	(24)	—	—	—	—
Deemed consideration for reverse acquisition	9,120,167	9,120	342,371	—	—	—	351,491
Reclassification of issuable shares from earnout derivative liability	—	—	26,593	—	—	—	26,593
Fair value adjustment of stock-based compensation awards	—	—	1,910	—	—	—	1,910
Tax withholdings related to net share settlements of stock-based compensation awards	(1,867)	—	—	—	(78)	—	(78)
Settlement of related party liability	—	—	5,276	—	—	—	5,276
Other	—	—	(39)	—	—	—	(39)
Balance at June 30, 2022	19,443,982	$19,468	$573,649	$(40,394)	$(10,144)	$(751)	$541,828
Net income (loss)	—	—	—	16,541	—	—	16,541
Foreign currency translation adjustment	—	—	—	—	—	(9,774)	(9,774)
Stock-based compensation	—	—	489	—	—	—	489
Shares issued	17,992	18	(18)	—	—	—	—
Repurchase of common stock	(54,089)	(54)	54	—	(1,940)	—	(1,940)
Tax withholdings related to net share settlements of stock-based compensation awards	(7,880)	(8)	8	—	(391)	—	(391)
Other	—	—	(6)	—	—	—	(6)
Balance at September 30, 2022	19,400,005	$19,424	$574,176	$(23,853)	$(12,475)	$(10,525)	$546,747

See notes to Condensed Consolidated Financial Statements (Unaudited)

Distribution Solutions Group, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands)
(Unaudited)

	Common Stock		Capital in Excess of Par Value			Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Outstanding Shares	$1 Par Value		Retained Deficit	Treasury Stock
Balance at December 31, 2020	10,233,223	$10,233	$180,609	$(28,090)	$(9,015)	$1,511	$155,248
Net income (loss)	—	—	—	(1,890)	—	—	(1,890)
Foreign currency translation adjustment	—	—	—	—	—	168	168
Shares issued	6,523	6	(6)	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(303)	—	13	—	(13)	—	—
Balance at March 31, 2021	10,239,443	$10,239	$180,616	$(29,980)	$(9,028)	$1,679	$153,526
Net income (loss)	—	—	—	461	—	—	461
Foreign currency translation adjustment	—	—	—	—	—	(171)	(171)
Shares issued	12,383	12	(12)	—	—	—	—
Balance at June 30, 2021	10,251,826	$10,251	$180,604	$(29,519)	$(9,028)	$1,508	$153,816
Net income (loss)	—	—	—	1,225	—	—	1,225
Foreign currency translation adjustment	—	—	—	—	—	175	175
Equity consideration for purchase of business	—	—	4,194	—	—	—	4,194
Capital contribution	—	—	9,233	—	—	—	9,233
Shares issued	1,355	2	(2)	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(412)	—	20	—	(20)	—	—
Other	—	—	—	—	—	42	42
Balance at September 30, 2021	10,252,769	$10,253	$194,049	$(28,294)	$(9,048)	$1,725	$168,685

See notes to Condensed Consolidated Financial Statements (Unaudited)

Distribution Solutions Group, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021

Operating activities
Net income (loss)	$9,289	$(204)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	31,314	13,649
Amortization of debt issue costs	1,419	899
Extinguishment of debt	3,395	—
Stock-based compensation	445	—
Change in fair value of earnout liability	(3,948)	—
Gain on sale of rental equipment	(2,463)	(1,918)
Charge for step-up of acquired inventory	2,703	—
Net realizable value and reserve adjustment for obsolete and excess inventory	5,551	(585)
Bad debt expense	564	1,136
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(30,795)	5,740
Inventories, net	(43,857)	2,770
Prepaid expenses and other current assets	(2,224)	(953)
Accounts payable	1,687	(6,857)
Accrued expenses and other current liabilities	1,316	982
Other changes in operating assets and liabilities	6,324	2,478
Net cash provided by (used in) operating activities	(19,280)	17,137
Investing activities
Purchases of property, plant and equipment	(4,954)	(2,907)
Business acquisitions, net of cash acquired	(113,681)	(19,721)
Purchases of rental equipment	(7,913)	(8,246)
Proceeds from sale of rental equipment	5,998	3,899
Net cash provided by (used in) investing activities	(120,550)	(26,975)
Financing activities
Proceeds from revolving lines of credit	302,044	20,500
Payments on revolving lines of credit	(237,370)	(11,200)
Proceeds from term loans	445,630	—
Payments on term loans	(343,662)	(7,321)
Deferred financing costs	(11,956)	—
Capital contribution	—	9,233
Repurchase of common stock	(1,940)	—
Shares repurchased held in treasury	(469)	—
Payment of financing lease principal	(457)	—
Net cash provided by (used in) financing activities	151,820	11,212
Effect of exchange rate changes on cash and cash equivalents	(1,309)	188
Increase (decrease) in cash, cash equivalents and restricted cash	10,681	1,562
Cash, cash equivalents and restricted cash at beginning of period	14,671	10,399
Cash, cash equivalents and restricted cash at end of period	$25,352	$11,961
Cash and cash equivalents	$25,171	$11,961
Restricted cash	181	—
Total cash, cash equivalents and restricted cash	$25,352	$11,961
See notes to Condensed Consolidated Financial Statements (Unaudited)

Distribution Solutions Group, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021

Supplemental disclosure of cash flow information
Net cash paid for income taxes	$11,553	$510
Net cash paid for interest	$12,093	$11,727
Non-cash activities:
Fair value of common stock exchanged for reverse acquisition	$351,491	$—
Settlement of related party obligations	$5,276	$—

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

Each outstanding share of TestEquity and Gexpro Services common stock outstanding immediately prior to the closing of the Merger was converted into approximately 0.3618 shares and 0.7675 shares, respectively, of DSG common stock, based on the ratio of outstanding shares of each entity immediately prior to the Mergers to the number of shares of DSG common stock acquired in the Mergers.

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

The TestEquity Merger Agreement provides that an additional 700,000 shares of DSG common stock (the “TestEquity Holdback Shares”) may be issued to the TestEquity Equityholder or forfeited in accordance with two earnout provisions of the TestEquity Merger Agreement. The amount of TestEquity Holdback Shares issuable under the first earnout opportunity is based on, among other factors, the consummation of a certain additional acquisition by TestEquity during the period beginning after December 29, 2021 and ending 90 days after the Merger Date. If any TestEquity Holdback Shares remain after the calculation of the first earnout opportunity, there is a second earnout opportunity based on, among other factors, the increase in TestEquity

EBITDA (as defined in the TestEquity Merger Agreement) in calendar year 2022 over calendar year 2021 subject to the calculations within the TestEquity Merger Agreement. As of September 30, 2022, 700,000 TestEquity Holdback Shares are expected to be issued under the first earnout opportunity due to the consummation of the certain additional acquisition as referenced in the TestEquity Merger Agreement and were remeasured and reclassified to equity at April 29, 2022 when the additional acquisition was consummated. Refer to Note 11 - Earnout Derivative Liability for information about the earnout derivative liability related to the TestEquity Holdback Shares.

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

Nature of Operations

A summary of the nature of operations for each of DSG's operating companies is presented below. Information regarding DSG's reportable segments is presented in Note 20 - Segment Information.

Lawson is a distributor of specialty products and services to the industrial, commercial, institutional and government maintenance, repair and operations market.

TestEquity is a distributor of test and measurement equipment and solutions, electronic production supplies, and tool kits from its leading manufacturer partners supporting the technology, aerospace, defense, automotive, electronics, education, and medical industries.

Gexpro Services is a global supply chain solutions provider, specializing in developing and implementing vendor managed inventory and kitting programs to high-specification manufacturing customers.

Basis of Presentation and Consolidation

The Mergers were accounted for as a reverse merger under the acquisition method of accounting in accordance with the accounting guidance for reverse acquisitions as provided in Accounting Standards Codification ("ASC") 805, Business Combinations ("ASC 805"). Under this guidance, TestEquity and Gexpro Services were treated as a combined entity as the accounting acquirer for financial reporting purposes, and DSG was identified as the accounting acquiree. This determination was primarily made as TestEquity and Gexpro Services were under the common control of an entity that owns a majority of the voting rights of the combined entity, and therefore, only DSG experienced a change in control. Accordingly, the unaudited condensed consolidated financial statements as of September 30, 2022 and December 31, 2021 and for the three and nine months ended September 30, 2022 and 2021 reflect the results of operations and financial position of TestEquity and Gexpro Services on a consolidated basis, and the results of operations of DSG's legacy Lawson business are only included subsequent to the April 1, 2022 Merger Date.

The Company and its consolidated subsidiaries, except for Gexpro Services, operate on a calendar year-end. Gexpro Services operates on a calendar year-end for annual reporting purposes. However, quarterly financial statements for Gexpro Services are prepared on financial close dates that may differ from that of the Company. The consolidated financial statement impact of the one day difference arising from the different period ends for the quarter ended September 30, 2022 was not material. The Company utilizes the exchange rates in effect at Gexpro Services’ reporting date and the appropriate weighted-average rate for its fiscal reporting period.

The accompanying unaudited condensed consolidated financial statements of DSG have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all disclosures required by GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the TestEquity Acquisition, LLC and 301 HW Opus Holdings, Inc. audited consolidated financial statements and accompanying notes included in the Company's Current Report on Form 8-K/A filed with the U.S. Securities and Exchange Commission ("SEC") on June 15, 2022, and the Lawson Products, Inc. audited consolidated financial statements and accompanying notes included in DSG's Annual Report on Form 10-K filed for the year ended December 31, 2021. All normal recurring adjustments have been made that are necessary to fairly state the results of operations for the interim periods. Operating results for the three and nine month periods ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

Note 2 - Summary of Significant Accounting Policies

Revenue Recognition — The majority of the Company’s revenue is generated through the sale of a broad range of specialized products and components, with revenue recognized upon transfer of control, title and risk of loss, which is generally upon shipment. Vendor Managed Inventory ("VMI") service revenue represents less than 5.0% of total revenue and is recognized as the services are performed. The Company offers VMI services only in conjunction with product sales. The Company does not bill product sales and services separately. A portion of selling expenses is allocated to cost of sales for reporting purposes based upon the estimated time spent on such services. A portion of service revenue and cost of service is deferred, as not all services are performed in the same period as billed. The Company includes shipping costs billed to customers in revenue and the related shipping costs in cost of goods and services. The Company accrues for returns based on historical evidence of return rates. The Company has adopted the practical expedient within ASC 340, Other Assets and Deferred Costs ("ASC 340") to recognize incremental costs to obtain a contract, primarily employee related costs, as expense when incurred since the amortization period of the asset that the Company otherwise would have recognized is one year or less. The Company also operates as a lessor and recognizes lease revenue on a straight-line basis over the life of each lease. The Company has adopted the practical expedient not to separate the non-lease components that would be within the scope of ASC 606, Revenue from Contracts with Customers ("ASC 606") from the associated lease component as the relevant criteria under ASC 842, Leases ("ASC 842") are met.

Cash Equivalents — The Company considers all liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amount of the Company’s cash equivalents at September 30, 2022 and December 31, 2021 approximates fair value.

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

Rental Equipment — Rental equipment is stated at cost less accumulated depreciation and amortization. Expense is computed primarily by the straight-line method over an estimated useful life of 3 to 7 years. Upon sale or retirement of such assets, the related cost and accumulated depreciation are removed from the Unaudited Condensed Consolidated Balance Sheet, and gains or losses are reflected in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The costs of repairs, maintenance and minor renewals are charged to expense as incurred. When rental equipment is retired, sold, or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation are removed from the Unaudited Condensed Consolidated Balance Sheet and any gain or loss is included in the income from operations.

Cash Value of Life Insurance — The Company invests funds in life insurance policies for certain current and former employees. The cash surrender value of the policies is invested in various investment instruments and is recorded as an asset in the Unaudited Condensed Consolidated Balance Sheets. The Company records these policies at their contractual value. The change in the cash surrender value of the life insurance policies, which is recorded as a component of Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), is the change in the policies' contractual values.

Deferred Compensation — The Company’s Executive Deferral Plan (“Deferral Plan”) allows certain executives to defer payment of a portion of their earned compensation. The deferred compensation is recorded in an account balance, which is a bookkeeping entry made by the Company to measure the amount due to the participant. The account balance is equal to the participant’s deferred compensation, adjusted for increases and/or decreases in the amount that the participant has designated to one or more bookkeeping portfolios that track the performance of certain mutual funds. The Company adjusts the deferred compensation liability to equal the contractual value of the participants’ account balances. These adjustments are the changes in contractual value of the individual plans and are recorded as a component of Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Goodwill — The Company had $351.1 million of goodwill at September 30, 2022 and $106.1 million of goodwill at December 31, 2021. Goodwill represents the cost of business acquisitions in excess of the fair value of identifiable net tangible and intangible assets acquired. The Company reviews goodwill for potential impairment annually on October 1st, or when an event or other circumstances change that would more likely than not reduce the fair value of the asset below its carrying value.

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

Impairment of Long-Lived Assets — The Company reviews its long-lived assets, including property, plant and equipment and definite life intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. Recoverability is measured by a comparison of the assets carrying amount to their expected future undiscounted net cash flows. If such assets are considered to be impaired, the impairment to be recognized is measured based on the amount by which the carrying amount of the asset exceeds its fair value. No impairments occurred in the first nine months of 2022 or during the year ended December 31, 2021.

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

The Company recognizes the benefit of tax positions when a benefit is more likely than not (i.e., greater than 50% likely) to be sustained on its technical merits. Recognized tax benefits are measured at the largest amount that is more likely than not to be sustained, based on cumulative probability, in final settlement of the position. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of Income tax expense (benefit) in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

For the reverse acquisition period prior to April 1, 2022, the Company calculates the basic EPS for each comparative period before the acquisition date presented in the consolidated financial statements by dividing the income of the accounting acquirer attributable to common shareholders in each of those periods by the accounting acquirer’s historical weighted-average number of common shares outstanding. The Company calculates the weighted-average number of common shares outstanding (the denominator of the EPS calculation), including the equity interests issued by the legal acquirer to effect the reverse acquisition, as the number of common shares outstanding from the beginning of that period to the acquisition date computed on the basis of the weighted-average number of common shares of the accounting acquirer outstanding during the period multiplied by an exchange ratio derived from the shares exchanged at the Merger Date.

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

Treasury Stock — The Company repurchased 54,089 shares of its common stock in 2022 and no shares of its common stock in 2021 through its previously announced stock repurchase plan. The Company repurchased 10,636 shares of its common stock in 2022 from employees upon the vesting of restricted stock to offset the income taxes owed by those employees. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of stockholders’ equity. The cost of the common stock repurchased and held in treasury was 2.4 million in 2022.

Segment Information — ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance.

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

There are no intersegment revenues. The reporting segments follow the same accounting policies used in the preparation of the Company’s unaudited condensed consolidated financial statements. Please see Note 20 - Segment Information for further details.

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
Level 3 - Unobservable inputs that are supported by little or no market activity, may be derived from internally developed methodologies based on management's best estimate of fair value and that are significant to the fair value of the asset or liability

The carrying amount of accounts receivable, accounts payable, accrued expenses and other working capital balances are considered a reasonable estimate of their fair value due to the short-term maturity of these instruments. The carrying amount of debt is also considered to be a reasonable estimate of the fair value based on the nature of the debt and that the debt bears interest at the prevailing market rate for instruments with similar characteristics. The Company’s earnout derivative liability and debt are recorded at fair value on a recurring basis and were estimated using Level 3 inputs.

Earnout Derivative Liability — The Company recorded an earnout derivative liability for the future contingent equity shares related to the TestEquity Holdback Shares and the Gexpro Services Holdback Shares provisions within the Merger Agreements. The contingently issuable shares are not indexed to Company common stock and, therefore, are accounted for as liability classified instruments in accordance with ASC 815-40, Contracts in Entity’s Own Equity, as the events that determine the number of contingently issuable shares required to be released or issued, as the case may be, include events that are not solely indexed to the fair value of Company common stock. The contingently issuable shares were initially measured at the Merger Date and are subsequently measured at each reporting date until settled, or when they meet the criteria for equity classification. Changes in the fair value of the earnout derivative liability are recorded as a component of Change in fair value of earnout liability in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company reassesses the classification of these derivative liabilities for earnout arrangements each balance sheet date. If the contingencies are resolved for the issuable shares, the earnout derivative liability is reclassified from the liability to equity as of the date of the event that caused the contingencies to be met. The earnout derivative liability is measured at fair value immediately prior to the reclassification to equity. If the earnout derivative liability is reclassified from a liability to equity, gains or losses recorded to account for the liability at fair value during the period that the contract was classified as a liability are not reversed.

The contingently issuable shares are included in the denominator of the basic earnings per share calculation as of the date that all necessary conditions have been satisfied (i.e., when issuance of the shares is no longer contingent). For diluted earnings per share, the contingently issuable shares are included in the denominator of the diluted earnings per share calculation as of the beginning of the interim period in which the conditions are satisfied and the earnout arrangements have been resolved. See Note 16 - Earnings Per Share for further information.

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

Supplier Concentrations — During the nine months ended September 30, 2022 and 2021, TestEquity purchases of inventory from one unrelated supplier accounted for 10.3% and 20.5% of the Company's total inventory purchases, respectively.

Recent Accounting Pronouncements - Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which revises the requirements for how an entity should measure credit losses on financial instruments. The pronouncement is effective for smaller reporting companies in fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and the new guidance will be applied on a prospective basis. The Company is still evaluating the effect the adoption of the new standard will have on its financial statements.

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

Note 3 - Business Acquisitions

Completion of Mergers

On April 1, 2022, the Mergers were completed via all-stock merger transactions. Pursuant to the Merger Agreements, DSG issued an aggregate of 10.3 million shares of DSG common stock to the former owners of TestEquity and Gexpro Services. An additional 1.7 million shares of DSG common stock remain potentially issuable upon meeting the conditions of certain earnout provisions. Refer to Note 1 - Nature of Operations and Basis of Presentation for further information regarding the Mergers.

The business combination of Lawson, TestEquity and Gexpro Services combines three value added complementary distribution businesses. Lawson is a distributor of products and services to the industrial, commercial, institutional, and governmental MRO marketplace. TestEquity is a distributor of parts and services to the industrial, commercial, institutional and governmental electronics manufacturing and test and measurement market. Gexpro Services is a provider of supply chain solutions, specializing in developing and implementing VMI and kitting programs to high-specification manufacturing customers. Gexpro Services provides critical products and services to customers throughout the lifecycle of highly technical OEM products. Refer to Note 1- Nature of Operations and Basis of Presentation for more information on the nature of operations for these businesses.

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

During the quarter ended September 30, 2022, the Company recorded measurement period adjustments that resulted in a $1.7 million net decrease to goodwill. The measurement period adjustments were associated with adjustments to the fair value of certain property, plant and equipment assets, as well as changes in estimates related to leases.

The following table summarizes the preliminary allocation of consideration exchanged to the estimated fair values of assets acquired and liabilities assumed at the Merger Date and after applying measurement period adjustments:

(in thousands)	Merger Date	Measurement Period Adjustments	Adjusted Total
Current assets	$148,308	$—	$148,308
Property, plant and equipment	57,053	361	57,414
Right of use assets	17,571	687	18,258
Other intangible assets	119,060	—	119,060
Deferred tax liability, net of deferred tax asset	(26,237)	39	(26,198)
Other assets	18,373	—	18,373
Current liabilities	(71,097)	(68)	(71,165)
Long-term obligations	(25,722)	20	(25,702)
Lease and financing obligations	(29,474)	647	(28,827)
Derivative earnout liability	(43,900)	—	(43,900)
Goodwill	189,466	(1,686)	187,780
Total consideration exchanged	$353,401	$—	$353,401

The preliminary allocation of consideration exchanged to other intangible assets acquired is as follows:

(in thousands)	Fair Value	Estimated Life (in years)
Customer relationships	$76,050	19
Trade names	43,010	8
Total other intangible assets	$119,060

The Company incurred transaction costs related to the Mergers of $2.4 million and $9.6 million for the three and nine months ended September 30, 2022, respectively and $0.6 million and $1.2 million for the three and nine months ended September 30, 2021, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Revenue	$347,151	$289,612	$986,572	$869,340
Net income	14,860	12,400	19,655	16,053

Other Acquisitions
TestEquity and Gexpro Services acquired other businesses during the first nine months of 2022 and year ended December 31, 2021. The consideration exchanged for the acquired businesses included various combinations of cash, sellers notes, and forms of share based payments. The acquisitions were accounted for under ASC 805, the acquisition method of accounting. For each acquisition, the allocation of consideration exchanged to the assets acquired and liabilities assumed was based on estimated acquisition-date fair values. Certain estimated values for the acquisitions, including the valuation of intangibles, contingent consideration, and income taxes (including deferred taxes and associated valuation allowances), are not yet finalized, and the preliminary purchase price allocations are subject to change as the Company completes its analysis of the fair value at the date of acquisition. The final valuations will be completed within the one-year measurement periods following the respective acquisition dates, and any adjustments will be recorded in the period in which the adjustments are determined.

During the first nine months of 2022, TestEquity acquired Interworld Highway, LLC and National Test Equipment, and Gexpro Services acquired Resolux ApS ("Resolux") and Frontier Technologies Brewton, LLC and Frontier Engineering and Manufacturing Technologies, Inc. ("Frontier"). The purchase consideration for each business acquired and the preliminary allocation of the consideration exchanged to the estimated fair values of assets acquired and liabilities assumed is summarized below:

(in thousands)	Interworld Highway LLC	Resolux	Frontier	National Test Equipment
Acquisition date	April 29, 2022	January 3, 2022	March 31, 2022	June 1, 2022	Total
Current assets	$15,018	$8,551	$3,381	$2,789	$29,739
Property, plant and equipment	313	459	1,065	642	2,479
Right of use assets	—	1,125	9,313	—	10,438
Other intangible assets:
Customer relationships	6,369	11,400	9,300	2,100	29,169
Trade names	4,600	6,100	3,000	—	13,700
Other assets	10	1,745	—	—	1,755
Accounts payable	(8,856)	(3,058)	(778)	(2,268)	(14,960)
Accrued expenses and other liabilities	—	(939)	(1,461)	(1,169)	(3,569)
Lease obligation	—	(1,125)	(9,313)	—	(10,438)
Goodwill	37,236	6,498	11,667	5,701	61,102
Total purchase consideration exchanged, net of cash acquired	$54,690	$30,756	$26,174	$7,795	$119,415

As of September 30, 2022, the Company updated the purchase price allocation for Frontier to reflect adjustments from the third-party valuation firm's preliminary report valuing Frontier's intangible assets which included changes in working capital, accrued expenses and other liabilities. The adjustments to these balances resulted in a $1.2 million increase to goodwill and $0.5 million increase to the total purchase consideration, net of cash acquired.

Also, as of September 30, 2022, the Company updated the purchase price allocation for National Test Equipment to reflect adjustments from the third-party valuation firm's preliminary report valuing National Test Equipment's intangible assets which included changes in working capital, accrued expenses and other liabilities. The adjustments to these balances resulted in a $0.3 million decrease to goodwill.

The consideration for the Frontier acquisition includes a potential earn-out payment up to $3.0 million based upon the achievement of certain milestones and relative thresholds during the earn out measurement period which ends on December 31, 2024. The fair value of the contingent consideration arrangement was classified within Level 3 and was determined using a probability-based scenario analysis approach. As of March 31, 2022 and September 30, 2022, the fair value of the earn-out was $0.9 million and $1.6 million, respectively, with amounts recorded in Accrued expenses and other current liabilities and Other liabilities in the Unaudited Condensed Consolidated Balance Sheets.

During the year ended December 31, 2021, TestEquity acquired MCS Test Group Limited ("MCS"), and Gexpro Services acquired Omni Fasteners Inc. ("Omni"), National Engineered Fasteners ("NEF") and State Industrial Supply ("SIS"). The accounting for the Omni and MCS acquisitions was complete as of June 30, 2022. Certain estimated values for the NEF and

SIS acquisitions are preliminary, including goodwill and income taxes (including deferred taxes and associated valuation allowances). These values are subject to change as the Company completes its analysis of the fair value at the date of acquisition. The final valuations will be completed within the one-year measurement periods following the respective acquisition dates, and any adjustments will be recorded in the period in which the adjustments are determined.

The purchase consideration for each business acquired during 2021 and the allocation of the consideration exchanged to the estimated fair values of assets acquired and liabilities assumed is summarized below:

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

A gain on bargain purchase related to the acquisition of NEF was recognized within Other income (expense), net in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) in the fourth quarter of 2021. The gain of $1.4 million was calculated as the excess of net assets recognized over the consideration transferred. The bargain purchase was primarily attributable to owners that were highly motivated to sell.

The Company incurred transaction costs related to the other acquisitions of $0.0 million and $1.2 million for the three and nine months ended September 30, 2022, respectively and $0.8 million and $1.8 million for the three and nine months ended September 30, 2021, respectively.

Other Acquisitions Pro Forma Information - The pro forma information for other acquisitions was included in the estimated unaudited pro forma consolidated financial information for DSG, which is presented above under Pro Forma Information.

Actual Results of Business Acquisitions

The following table presents actual results attributable to our business combinations that were included in the unaudited condensed consolidated financial statements for the third quarter and first nine months of 2022 and 2021. The results of DSG's legacy Lawson business are included only subsequent to the April 1, 2022 Merger Date, and the results for other acquisitions are only included subsequent to their respective acquisition dates provided above.

(in thousands)	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	Lawson	Other Acquisitions	Total	Lawson	Other Acquisitions	Total
Revenue	$126,693	$71,216	$197,909	$—	$2,803	$2,803
Net Income	$8,282	$4,363	$12,645	$—	$545	$545

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Lawson	Other Acquisitions	Total	Lawson	Other Acquisitions	Total
Revenue	$250,364	$146,742	$397,106	$—	$3,271	$3,271
Net Income	$12,883	$12,651	$25,534	$—	$233	$233

Note 4 - Revenue Recognition

Under the definition of a contract as defined by ASC 606, the Company considers contracts to be created at the time an order to purchase product and services is agreed upon regardless of whether there is a written contract. Revenue from customers is recognized when obligations under the terms of a contract are satisfied; this generally occurs with the delivery of products or services. Revenue from customers is measured as the amount of consideration the Company expects to receive in exchange for the delivery of goods or services. Contracts may last from one month to one year or more and may have renewal terms that extend indefinitely at the option of either party. Price is typically based on market conditions, competition, changes in the industry and product availability. Volumes fluctuate primarily as a result of customer demand and product availability. Consistent with the way the Company manages its businesses, the Company refers to sales under service agreements, which includes both goods (such as parts, equipment and equipment upgrades) and related services (such as monitoring, maintenance and repairs) as sales of “services,” which is an important part of the Company’s operations. The Company has no significant financing components in its contracts with customers. The Company records revenue net of certain taxes, such as sales taxes, that are assessed by governmental authorities on the Company’s customers.

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

Disaggregated revenue by geographic area (based on the location to which the product is shipped to):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021

United States	$284,771	$118,520	$668,504	$351,911
Canada	36,879	2,357	82,931	10,151
Europe	13,391	3,400	35,377	6,916
Pacific Rim	2,549	3,146	7,711	9,582
Latin America	8,501	2,278	24,853	7,097
Other	1,060	2,389	3,196	5,412
Total revenue	$347,151	$132,090	$822,572	$391,069

Rental Revenues

TestEquity rents new and used electronic test and measurement equipment, to customers in many industries. These leases are classified as operating leases. Rental equipment is included in Rental equipment, net in the Unaudited Condensed Consolidated Balance Sheet, and rental revenues is included in Revenue in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The unearned portion of rental payments received is recorded as deferred revenue. The TestEquity rental program generated $4.2 million and $3.3 million of revenue for the three months ended September 30, 2022 and 2021, respectively and $11.4 million and $9.1 million of revenue for the nine months ended September 30, 2022 and 2021, respectively. The unearned rental revenue related to customer prepayments on equipment leases of $0.3 million at September 30, 2022 and $0.5 million at December 31, 2021, which is included in Accrued expenses and other current liabilities in the Unaudited Condensed Consolidated Balance Sheet, is expected to be earned in its entirety during the next twelve months.

Lawson leases parts washer machines to customers through its Torrents leasing program. These leases are classified as operating leases. The leased machines are included in Rental equipment, net in the Unaudited Condensed Consolidated Balance Sheet and the leasing revenue is recognized on a straight line basis. The Torrents machine leasing program generated $1.3 million of revenue for the three months ended September 30, 2022 and $2.5 million of revenue for the nine months ended September 30, 2022. The unearned rent revenue of $0.0 million at September 30, 2022 is included as a component of Accrued expenses and other current liabilities in the Unaudited Condensed Consolidated Balance Sheet, is expected to be earned in its entirety during the next twelve months.

Note 5 — Inventories

Inventories, net, consisting of purchased goods and manufactured electronic equipment offered for resale, were as follows:

(in thousands)	September 30, 2022	December 31, 2021
Inventories, gross	$270,330	$140,544
Reserve for obsolete and excess inventory	(9,490)	(7,827)
Inventories, net	$260,840	$132,717

Changes in the reserve for obsolete and excess inventory were as follows:

(in thousands)	Amount
Balance at December 31, 2021	$(7,827)
Additions charged to expense	(3,814)
Write-offs	2,151
Balance at September 30, 2022	$(9,490)

Note 6 - Property, Plant and Equipment

Components of property, plant and equipment were as follows:

(in thousands)	September 30, 2022	December 31, 2021
Land	$9,447	$1,700
Buildings and improvements	26,869	2,930
Machinery and equipment	20,137	4,389
Capitalized software	7,780	3,407
Furniture and fixtures	6,119	2,700
Vehicles	1,697	798
Construction in progress(1)	8,222	12
Total	80,271	15,936
Accumulated depreciation and amortization	(15,506)	(6,857)
Property, plant and equipment, net	$64,765	$9,079
(1)Construction in progress primarily relates to upgrades to certain of the Company's distribution facilities that we expect to place in service in the next 12 months.

Depreciation expense for property, plant, and equipment was $1.1 million and $0.4 million for the third quarter of 2022 and 2021, respectively, and $4.0 million and $0.9 million for the first nine months of 2022 and 2021, respectively. Amortization expense for capitalized software was $0.0 million and $0.2 million for the third quarter of 2022 and 2021, respectively, and $1.0 million and $0.6 million for the first nine months of 2022 and 2021, respectively.

Note 7 - Rental Equipment

Rental equipment, net consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Rental equipment	$59,974	$46,500
Accumulated depreciation	(34,485)	(21,773)
Rental equipment, net	$25,489	$24,727

Depreciation expense included in cost of sales for rental equipment was $2.3 million and $1.7 million for the third quarter of 2022 and 2021, respectively, and $5.4 million and $4.7 million for the first nine months of 2022 and 2021, respectively. Refer to Note 4 - Revenue Recognition for a discussion on the Company's activities as lessor.

Note 8 - Goodwill

Changes in the carrying amount of goodwill by segment were as follows:

(in thousands)	Lawson	TestEquity	Gexpro Services	All Other	Total
Balance at December 31, 2021	$—	$70,112	$36,033	$—	$106,145
Acquisitions(1)	160,205	42,313	17,962	27,575	248,055
Impact of foreign exchange rates	(403)	—	—	(2,650)	(3,053)
Balance at September 30, 2022	$159,802	$112,425	$53,995	$24,925	$351,147
(1)    Refer to Note 3 - Business Acquisitions for information related to measurement period adjustments.

Note 9 - Intangible Assets

The gross carrying amount and accumulated amortization for definite-lived intangible assets were as follows:

	September 30, 2022			December 31, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$92,854	$(14,641)	$78,213	$36,345	$(8,356)	$27,989
Customer relationships	193,093	(39,339)	153,754	89,062	(25,423)	63,639
Other (1)	7,964	(3,062)	4,902	7,370	(2,390)	4,980
Total	$293,911	$(57,042)	$236,869	$132,777	$(36,169)	$96,608
(1)    Other primarily consists of non-compete agreements.

Amortization expense for definite-lived intangible assets was $5.6 million and $20.9 million for the three and nine months ended September 30, 2022, respectively, and $2.4 million and $7.5 million for the three and nine months ended September 30, 2021, respectively. Amortization expense related to intangible assets was recorded in Selling, general and administrative expenses. The remaining weighted-average useful lives of intangible assets as of September 30, 2022 was 6.9 years for trade names and 14.2 years for customer relationships.

The estimated aggregate amortization expense for the remaining year 2022 and each of the next five years are as follows:

(in thousands)	Amortization
Remaining 2022	$8,039
2023	35,139
2024	34,621
2025	31,218
2026	28,520
2027	24,052
Thereafter	75,280
Total	$236,869

Note 10 - Leases

Activities as Lessee

The Company leases property used for warehousing, distribution centers, office space, branch locations, equipment and vehicles. The expenses generated by leasing activity for the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Lease Type	Classification	2022	2021	2022	2021

Operating Lease Expense (1)	Operating expenses	$4,519	$1,504	$10,581	$4,391
Financing Lease Amortization	Operating expenses	207	77	471	220
Financing Lease Interest	Interest expense	37	15	68	44
Financing Lease Expense		244	92	539	264
Net Lease Cost		$4,763	$1,596	$11,120	$4,655
(1)     Includes short term lease expense, which is immaterial.

The value of net assets and liabilities generated by leasing activity of September 30, 2022 and December 31, 2021 were as follows (in thousands):

Lease Type	September 30, 2022	December 31, 2021

Total ROU operating lease assets (1)	$44,682	$19,662
Total ROU financing lease assets (2)	2,523	—
Total lease assets	$47,205	$19,662

Total current operating lease obligation	$9,212	$4,641
Total current financing lease obligation	782	—
Total current lease obligations	$9,994	$4,641

Total long term operating lease obligation	$36,771	$16,132
Total long term financing lease obligation	1,398	—
Total long term lease obligation	$38,169	$16,132
(1)Operating lease assets are recorded net of accumulated amortization of $11.8 million as of September 30, 2022 and $2.8 million as of December 31, 2021
(2)Financing lease assets are recorded net of accumulated amortization as a component of Other assets in the Unaudited Condensed Consolidated Balance Sheet of $1.0 million as of September 30, 2022 and $0.0 million as of December 31, 2021

The value of lease liabilities generated by leasing activities as of September 30, 2022 were as follows (in thousands):

Maturity Date of Lease Liabilities	Operating Leases	Financing Leases	Total

Year one	$6,657	$332	$6,989
Year two	11,485	828	12,313
Year three	9,336	544	9,880
Year four	7,241	333	7,574
Year five	6,130	268	6,398
Subsequent years	15,504	117	15,621
Total lease payments	56,353	2,422	58,775
Less: Interest	(10,369)	(243)	(10,612)
Present value of lease liabilities	$45,984	$2,179	$48,163

The weighted average lease terms and interest rates of leases held as of September 30, 2022 were as follows:

Lease Type	Weighted Average Term in Years	Weighted Average Interest Rate

Operating Leases	5.8	6.8%
Financing Leases	3.3	6.3%

The cash outflows of leasing activity for the nine months ended September 30, 2022 were as follows (in thousands):

Cash Flow Source	Classification	Amount

Operating cash flows from operating leases	Operating activities	$(3,330)
Operating cash flows from financing leases	Operating activities	37
Financing cash flows from financing leases	Financing activities	(457)

Refer to Note 4 - Revenue Recognition for a discussion on the Company's activities as lessor.

Note 11 - Earnout Derivative Liability

On the Merger Date, the Company recorded an earnout derivative liability for the two earnout provisions within the Merger Agreements. The Company estimated the fair value of the earnout derivative liability based on an aggregate of 1,162,000 additional shares available to be issued under the two earnout provisions of the Merger Agreements. The aggregate of 1,162,000 shares is comprised of 700,000 shares of DSG common stock that are contingently issuable to (or forfeitable by) the TestEquity Equityholder and 462,000 shares of DSG common stock that are contingently issuable to (or forfeitable by) the Gexpro Services Stockholder. The additional 538,000 shares of the remaining potential shares of the earnout were not recorded as an earnout derivative liability as the acquisition contingency for these shares was met at the Merger Date.

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

The estimated aggregate fair value of the earnout derivative liability recorded on the Merger Date was $43.9 million, with an offsetting entry to additional paid-in capital. As of April 29, 2022, 700,000 of the 1,162,000 shares were reclassified to equity, as the acquisition contingencies had been met. Immediately prior to reclassification, these shares were remeasured to fair value. For the three and nine months ended September 30, 2022, the Company recorded income of $10.3 million and $4.6 million, respectively, as a component of Change in fair value of earnout liability in the Unaudited Consolidated Statements of Income and Comprehensive Income due to changes in the fair value of the earnout derivative liability. The earnout opportunity for the remaining 462,000 shares for Gexpro Services expires on December 31, 2022. See Fair Value Measurements in Note 2 - Summary of Significant Accounting Policies for further information.

The change in the fair value of the earnout derivative liability was as follows:

(in thousands)	Amount
Balance at December 31, 2021	$—
Initial recognition on Merger Date	43,900
Change in fair value	(4,607)
Reclassifications to equity at fair value	(26,593)
Balance at September 30, 2022	$12,700

Note 12 - Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousand)	September 30, 2022	December 31, 2021
Accrued stock-based compensation	$2,060	$—
Accrued compensation	20,772	5,997
Accrued and withheld taxes, other than income taxes	6,690	880
Accrued income taxes	319	4,170
Accrued customer rebates	4,290	2,657
Accrued severance	977	—
Accrued interest	4,553	1,515
Deferred revenue	1,120	485
Accrued health benefits	1,282	59
Other	16,600	7,363
Total accrued expenses and other current liabilities	$58,663	$23,126

Note 13 - Debt

The Company's outstanding long-term debt was comprised of the following:

(in thousands)	September 30, 2022	December 31, 2021
Senior secured revolving credit facility	$123,925	$—
Senior secured term loan	243,750	—
Senior secured delayed draw term loan	50,000	—
Other revolving line of credit	1,121	—
Previous revolving credit facilities	—	38,707
Previous term loans	—	190,337
Total debt	418,796	229,044
Less current portion of long-term debt	(16,121)	(134,405)
Less deferred financing costs	(5,214)	(1,505)
Total long-term debt	$397,461	$93,134

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

On April 1, 2022, in connection with the Mergers, the Company borrowed $250.0 million of initial term loan facility loans and approximately $86.0 million of revolving credit facility loans under the Amended and Restated Credit Agreement. These borrowings were used to 1) repay all obligations and refinance the Company's previous credit agreement, 2) repay certain existing indebtedness of TestEquity and Gexpro Services and their respective subsidiaries, 3) pay fees and expenses in connection with the Mergers, and 4) finance the working capital needs and general corporate purposes of the Company.

A $2.8 million loss on the extinguishment of debt for remaining unamortized deferred financing costs associated with the previous indebtedness was recorded in the second quarter of 2022 in connection with the payoff. The extinguishment is recorded in Loss on extinguishment of debt in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The Amended and Restated Credit Agreement requires that the proceeds of any revolving credit facility loans be used for working capital and general corporate purposes (including, without limitation, permitted acquisitions), and requires that the proceeds of any delayed draw term loan facility be used solely to finance the payment of consideration for (i) the potential acquisition by TestEquity of a certain business that had been previously identified to DSG as a potential acquisition candidate by TestEquity prior to the date of the TestEquity Merger Agreement and (ii) other acquisitions permitted under the Amended and Restated Credit Agreement, and for any fees, costs and expenses incurred in connection therewith. On April 29, 2022, the Company borrowed the $50.0 million available under the delayed draw term loan facility to finance the acquisition of Interworld Highway, LLC.

As of September 30, 2022, there were $243.8 million of term loan facility loans outstanding, $50.0 million of delayed draw term loans outstanding and approximately $123.9 million of revolving credit facility loans outstanding under the Amended and Restated Credit Agreement. Net of outstanding letters of credit, there was $75.1 million of borrowing availability under the revolving credit facility as of September 30, 2022. The weighted average interest rate from April 1, 2022 through September 30, 2022 was 4.3%.

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

In addition, the Amended and Restated Credit Agreement provides that the delayed draw term loan facility shall accrue a ticking fee at a rate ranging from 0.15% to 0.35% per annum, depending on the total net leverage ratio of the Company and its restricted subsidiaries as of the most recent determination date under the Amended and Restated Credit Agreement, and that such ticking fee shall be payable during the period from the Closing Date to the date on which the lenders’ delayed draw term loan facility commitments terminate. The Amended and Restated Credit Agreement further provides that the ticking fee for the period from the Closing Date until the Company’s delivery of its financial statements and compliance certificate for the first full quarter after the Closing Date shall accrue at a rate of 0.3% per annum. The fees outlined above are reported as interest expense and vary depending on the total net leverage ratio as defined in the Amended and Restated Credit Agreement. Fees from the Closing Date through September 30, 2022 were $0.1 million.

In connection with the Amended and Restated Credit Agreement, deferred financing costs of $4.0 million were incurred. Deferred financing costs are amortized over the life of the debt instrument and reported as interest expense. As of September 30, 2022, deferred financing costs net of accumulated amortization were $8.4 million of which $5.2 million are included in Long-term debt, less current portion, net (related to the senior secured term loan and senior secured delayed draw term loan) and $3.2 million are included in Other assets (related to the senior secured revolving credit facility) in the Unaudited Condensed Consolidated Balance Sheets.

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

The Company was in compliance with all affirmative and financial covenants as of September 30, 2022.

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

Previous Credit Agreements

Gexpro Services - January 3, 2022 Gexpro Services Credit Agreement

On January 3, 2022, Gexpro Services entered into a credit agreement ("2022 Gexpro Services Credit Agreement") with a financial institution under which Gexpro Services obtained an initial $137 million term loan ("2022 Gexpro Services Term Loan"), a $25 million revolving line of credit ("2022 Gexpro Services Revolver") and a delayed $83 million term loan ("2022 Gexpro Services Delayed Term Loan"), together the "2022 Gexpro Services Facilities". The proceeds of the 2022 Gexpro Services Term Loan and 2022 Gexpro Services Delayed Term Loan were used to fund the Resolux acquisition, repay all borrowings under the 2020 Gexpro Services Credit Agreements (as defined below) and seller’s promissory note from SIS acquisition (refer to Note 3 - Business Acquisitions for further details of these acquisitions). In connection with the 2022 Gexpro Services Credit Agreement, deferred financing costs of $7.4 million were incurred.

Gexpro Services - February 24, 2020 Gexpro Services Term Loan Credit Agreement

On February 24, 2020, Gexpro Services entered into a credit agreement ("2020 Gexpro Services Term Loan Credit Agreement") under which Gexpro Services obtained a $60 million term loan ("2020 Gexpro Services Term Loan"). Also on February 24, 2020, Gexpro Services entered into a credit agreement ("2020 Gexpro Services Revolver Credit Agreement" and together with the 2020 Gexpro Services Term Loan Credit Agreement, "2020 Gexpro Services Credit Agreements") under which Gexpro Services obtained a $15 million revolving line of credit ("2020 Gexpro Services Revolver"). Availability of the 2020 Gexpro Services Revolver was reduced by issued and outstanding letters of credit, which were limited to $38.5 million. There were $0.7 million outstanding letters of credit as of December 31, 2021 and $37.7 million outstanding on the 2020 Gexpro Services Revolver. A loss on debt extinguishment of $0.6 million was recorded on January 3, 2022 in connection with the January 3, 2022 Gexpro Services Credit Agreements.

TestEquity - 2017 TestEquity Credit Agreement

On April 28, 2017, TestEquity entered into a credit agreement ("2017 TestEquity Credit Agreement") with a financial institution under which TestEquity obtained a $101 million term loan ("2017 TestEquity Term Loan") and a $15.0 million revolving line of credit ("2017 TestEquity Revolver"). Availability of the 2017 TestEquity Revolver was reduced by issued and outstanding letters of credit, which were limited to $2.0 million. There were no outstanding letters of credit as of December 31, 2021 and $1.0 million outstanding on the revolving line of credit. A loss on debt extinguishment of $0.2 million was recorded on April 1, 2022 in connection with the April 1, 2022 Amended and Restated Credit Agreement executed in connection with the consummation of the Mergers.

Note 14 - Stock-Based Compensation

The Company recorded a stock-based compensation benefit of $3.6 million and expense of $0.4 million for the three and nine months ended September 30, 2022, respectively. A portion of the Company's stock-based awards are liability-classified. Accordingly, changes in the market value of the Company's common stock may result in a stock-based benefit in certain periods. A stock-based compensation liability of $2.1 million as of September 30, 2022 and $0.0 million as of December 31, 2021 was included in Accrued expenses and other current liabilities in the Unaudited Condensed Consolidated Balance Sheets.

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

Stock Performance Rights

SPRs entitle the recipient to receive a cash payment equal to the excess of the market value of Company common stock over the SPR exercise price when the SPRs are surrendered. Expense, equal to the fair market value of the SPR at the date of grant and remeasured each reporting period, is recorded ratably over the vesting period. Compensation expense is included in Selling, general and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The outstanding SPRs were granted with approximately a seven year life and vest over one to three years beginning on the first anniversary of the date of the grant. The SPRs are liability classified and included in Accrued expenses and other current liabilities in the Unaudited Condensed Consolidated Balance Sheets.

Restricted Stock Awards

Restricted stock awards ("RSAs") generally vest over a one to three year period beginning on the first anniversary of the date of the grant. Upon vesting, the vested restricted stock awards are exchanged for an equal number of shares of the Company’s common stock. The participants have no voting or dividend rights with the restricted stock awards. The restricted stock awards are valued at the closing price of the Company common stock on the date of grant and the expense is recorded ratably over the vesting period. For the three and nine months ended September 30, 2022, the Company issued 1,300 RSAs to key employees that vest through the fifth anniversary from the grant date with a grant date fair value of $0.1 million.

Market Stock Units

Market Stock Units ("MSUs") are exchangeable for between 0% to 150% of the Company's common shares at the end of the vesting period based on the trailing 60 day average closing price of Company common stock. The value of the MSUs is determined using a geometric brownian motion model that, based on certain variables, generates a large number of random trials simulating the price of the Company common stock over the measurement period.

Stock Options

For the three and nine months ended September 30, 2022, the Company issued 6,000 and 248,000 stock options, respectively, to key employees that vest through the fifth anniversary from the grant date. The fair value was determined using a Black-Scholes valuation model with a grant date fair value of $2.3 million. Each stock option can be exchanged for one share of Company common stock at the stated exercise price. Upon vesting, stock options are recognized as a component of equity. Unrecognized compensation related to stock options as of September 30, 2022 was $2.1 million.

Performance Awards

Performance Awards ("PAs") are exchangeable for between 0% to 150% of Company common stock, or the equivalent amount in cash, based upon the achievement of certain financial performance metrics at the end of the vesting period. The PAs are liability classified and included in Accrued expenses and other current liabilities in the Unaudited Condensed Consolidated Balance Sheets.

Except for the stock options and RSAs above, no additional stock-based awards were issued during the nine months ended September 30, 2022.

Note 15 - Stock Repurchase Program

In the second quarter of 2019, the Board of Directors authorized a program pursuant to which the Company was authorized to repurchase up to $7.5 million of Company common stock from time to time in open market transactions, privately negotiated transactions or by other methods. During the third quarter of 2022, the Company repurchased 54,089 shares of Company common stock at an average cost of $35.86 per share for a total cost of $1.9 million. No shares were repurchased during the first half of 2022 or during the year ended December 31, 2021. Following these repurchases, the Company had $2.6 million remaining under its stock repurchase program as of September 30, 2022. On November 2, 2022, the Board of Directors increased the existing repurchase program from $7.5 million to $12.5 million, and as a result, the Company had $7.6 million of remaining availability for stock repurchases under the program as of November 2, 2022.

Note 16 - Earnings Per Share

As a result of the Mergers discussed in Note 1 - Nature of Operations and Basis of Presentation, all historical per share data and number of shares and numbers of equity awards were retroactively adjusted. The following table provides the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2022	2021	2022	2021

Basic income per share:
Net income (loss)	$16,541	$1,225	$9,289	$(204)
Basic weighted average shares outstanding	19,439,996	10,252,770	17,143,814	10,252,760
Basic income (loss) per share of common stock	$0.85	$0.12	$0.54	$(0.02)

Diluted income per share:
Net income (loss)	$16,541	$1,225	$9,289	$(204)
Basic weighted average shares outstanding	19,439,996	10,252,770	17,143,814	10,252,760
Effect of dilutive securities	213,358	315,158	313,253	—
Diluted weighted average shares outstanding	19,653,354	10,567,928	17,457,067	10,252,760
Diluted income (loss) per share of common stock	$0.84	$0.12	$0.53	$(0.02)
Anti-dilutive securities excluded from the calculation of diluted income per share	246,957	—	248,000	307,908

Note 17 - Income Taxes

The Company recorded income tax expense of $8.5 million, a 33.9% effective tax rate for the three months ended September 30, 2022. Income tax expense of $0.2 million, a 15.0% effective tax rate was recorded for the three months ended September 30, 2021. The effective tax rate for the three months ended September 30, 2022 was higher than the U.S. statutory rate primarily due to state taxes, foreign operations, as well as transaction costs and other permanent items.

The Company recorded income tax expense of $3.9 million, a 29.6% effective tax rate for the nine months ended September 30, 2022. Income tax expense of $0.6 million, a 150.7% effective tax rate, was recorded for the nine months ended September 30, 2021. The change in the year over year effective tax rate was primarily due to the changes in the valuation allowance in the nine months ended September 30, 2021, merger costs incurred in the nine months ended September 30, 2022, and the creation of a consolidated group for federal income tax purposes as a result of the completion of the Mergers referenced in Note 3 - Business Acquisitions. Relative to the U.S. statutory rate, the effective tax rate for the nine months ended September 30, 2022 was impacted by state taxes, foreign operations, and the expiration of uncertain tax positions, as well as liabilities and transaction expenses related to the Mergers, and discrete tax items related to changes in the uncertain tax positions and prior period true-ups as a result of the completed Mergers.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of multiple state and foreign jurisdictions. As of September 30, 2022, the Company is subject to U.S. federal income tax examinations for the years 2018 through 2021 and income tax examinations from various other jurisdictions for the years 2015 through 2021.

Earnings from the Company’s foreign subsidiaries are considered to be indefinitely reinvested. A distribution of these non-U.S. earnings in the form of dividends or otherwise may subject the Company to foreign withholding taxes and U.S. federal and state taxes.

Note 18 - Commitments and Contingencies

Shareholder lawsuits

In February 2022, three purported DSG stockholders made demands pursuant to Section 220 of the Delaware General Corporation Law to inspect certain books and records of DSG (collectively, the “Books and Records Demands”). One stated purpose of the Books and Records Demands was to investigate questions of director disinterestedness and independence and the alleged possibility of wrongdoing, mismanagement and/or material non-disclosure related to the Special Committee’s and the DSG board of directors’ approval of the Mergers. On March 16, 2022, one of the purported DSG stockholders who previously made a Books and Records Demand filed a lawsuit entitled Robert Garfield v. Lawson Products, Inc., Case No. 2022-0252, in the Court of Chancery of the State of Delaware against DSG (the “Garfield Action”). On March 22, 2022, another of the purported DSG stockholders who previously made a Books and Records Demand filed a lawsuit entitled Jeffrey Edelman v. Lawson Products, Inc., Case No. 2022-0270, in the Court of Chancery of the State of Delaware against DSG (the “Edelman Action”). The Garfield Action and the Edelman Action, which were consolidated and re-captioned as Lawson Products, Inc. Section 220 Litigation, Case No. 2022-0270, are collectively referred to as the “Books and Records Actions.” The Books and Records Actions sought to compel inspection of certain books and records of DSG to investigate questions of director disinterestedness and independence and the alleged possibility of wrongdoing, mismanagement and/or material non-disclosure related to the Special Committee’s and the DSG board of directors’ approval of the Mergers. Following briefing, the Delaware Court of Chancery held a trial on July 14, 2022 to adjudicate the Books and Records Actions. At the conclusion of the trial, the Court ruled orally that the stockholders’ demands would be granted only in one respect (production of documents sufficient to show the identities of any guarantors of debt of the acquired companies) and the Court denied the remainder of the stockholders’ requests. The Court’s ruling was memorialized in an order issued on July 20, 2022. Thereafter, DSG produced excerpts of certain documents as required by the Court's ruling and subsequent order.

On October 3, 2022, the plaintiffs in the Books and Records Actions filed a shareholder derivative action (the “Derivative Action”) entitled Jeffrey Edelman and Robert Garfield v. John Bryan King et al., Case No. 2022-0886, in the Court of Chancery of the State of Delaware. The Derivative Action names as defendants J. Bryan King, Lee S. Hillman, Bianca A. Rhodes, Mark F. Moon, Andrew B. Albert, I. Steven Edelson and Ronald J. Knutson (collectively, “Director and Officer Defendants”), and LKCM Headwater Investments II, L.P., LKCM Headwater II Sidecar Partnership, L.P., Headwater Lawson Investors, LLC, PDLP Lawson, LLC, LKCM Investment Partnership, L.P., LKCM Micro-Cap Partnership, L.P., LKCM Core Discipline, L.P. and Luther King Capital Management Corporation (collectively, the “LKCM Defendants”). Purporting to act on behalf of DSG, in the Derivative Action the plaintiffs allege, among other things, various claims of alleged breach of fiduciary duty against the Director and Officer Defendants and the LKCM Defendants in connection with the Mergers. The Derivative Action seeks, among other things, money damages, equitable relief and the costs of the Derivative Action, including reasonable attorneys’, accountants’ and experts’ fees. On October 24, 2022, the plaintiffs voluntarily dismissed PDLP Lawson, LLC and LKCM Investment Partnership, L.P. from the Derivative Action without prejudice.

DSG disagrees with and intends to vigorously defend against the Derivative Action. The Derivative Action could result in additional costs to DSG, including costs associated with the indemnification of directors and officers. At this time, DSG is unable to predict the ultimate outcome of the Derivative Action or, if the outcome is adverse, to reasonably estimate an amount or range of reasonably possible loss, if any, associated with the Derivative Action. Accordingly, no amounts have been recorded in the condensed consolidated financial statements for these matters. No assurance can be given that additional lawsuits will not be filed against DSG and/or its directors and officers and/or other persons or entities in connection with the Mergers.

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

A remediation plan was approved by ADEM in 2018. The plan consists of chemical injections throughout the affected area, as well as subsequent monitoring of the area. The injection process was completed in the first quarter of 2019 and the environmental consulting firm is monitoring the affected area. At September 30, 2022 the Company had less than $0.1 million accrued for potential monitoring costs. The costs for future monitoring are not significant and have been fully accrued. The Company does not expect to capitalize any amounts related to the remediation plan.

Purchase commitments

The Company enters into inventory purchase commitments with third parties in the ordinary course of business. As of September 30, 2022, we had contractual commitments to purchase approximately $167 million of product from our suppliers and contractors which is expected to be paid in the next twelve months.

Note 19 - Related Party Transactions

Management Services Agreements

Prior to the Mergers, a subsidiary of TestEquity was party to a management agreement with Luther King Capital Management Corporation (“LKCM”) for certain advisory and consulting services (the “TestEquity Management Agreement”), and a subsidiary of Gexpro Services was party to a management agreement with LKCM for certain advisory and consulting services (the “Gexpro Services Management Agreement”). In connection with the closing of the Mergers on April 1, 2022, (i) all of the TestEquity subsidiary’s rights, liabilities and obligations under the TestEquity Management Agreement were novated to, transferred to and assumed by the TestEquity Equityholder, and LKCM released the TestEquity subsidiary from all obligations and claims under the TestEquity Management Agreement, and (ii) all of the Gexpro Services subsidiary’s rights, liabilities and obligations under the Gexpro Services Management Agreement were novated to, transferred to and assumed by the Gexpro Services Stockholder, and LKCM released the Gexpro Services subsidiary from all obligations and claims under the Gexpro Services Management Agreement (collectively, the “Novations”). During the first three months of 2022, expense of $0.5 million was recorded within Selling, general and administrative expenses within the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income (Loss), reflecting expenses accrued under these management agreements from January 1, 2022 through the April 1, 2022 Merger Date. As of December 31, 2021, $4.8 million was included in Accrued expenses and other current liabilities in the Unaudited Condensed Consolidated Balance Sheets in connection with these management agreements. As of April 1, 2022, the prior obligation of $5.3 million was effectively settled and considered to be a deemed equity contribution by LKCM recorded to additional paid in capital. As a result of the Novations, no additional expense under these management agreements has been incurred subsequent to the Mergers.

Consulting Services

Subsequent to the Mergers, individuals employed by LKCM Headwater Operations, LLC, a related party of Luther King Capital Management Corporation (“LKCM”), have provided the Company with certain consulting services in order to identify cost savings, revenue enhancements and operational synergies of the combined companies. As of September 30, 2022 expense of $0.2 million was recorded within Selling, general and administrative expenses within the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income (Loss), reflecting expenses accrued for these consulting services.

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

Note 20 – Segment Information

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

In addition to these three reportable segments, the Company also identified an “All Other” category which includes unallocated DSG holding company costs that are not directly attributable to the ongoing operating activities of our reportable segments and the inconsequential results of the Bolt Supply House ("Bolt") non-reportable segment. Revenues within the All Other category represent the results of Bolt. Bolt generates revenue primarily from the sale of MRO products to its walk-up customers and service to its customers through their 14 branch locations. Bolt does not provide VMI services for its customers or provide services in addition to product sales to customers. Revenue is recognized at the time that control of the product has been transferred to the customer which is either upon delivery or shipment depending on the terms of the contract.

Financial information for the Company's reportable segments is presented below. Asset information by operating segment is not presented below since the chief operating decision maker does not review this information by segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Revenue
Lawson (1)	$109,418	$—	$216,752	$—
TestEquity	116,709	67,826	286,984	201,457
Gexpro Services	103,749	64,264	285,224	189,612
All Other	17,275	—	33,612	—
Total revenue	$347,151	$132,090	$822,572	$391,069

Operating income (loss)
Lawson (1)	$5,352	$—	$2,792	$—
TestEquity	7,576	1,054	7,443	(308)
Gexpro Services	7,992	4,437	16,972	13,520
All Other	1,107	—	1,921	—
Total operating income (loss)	$22,027	$5,491	$29,128	$13,212
(1)Includes the operating results of Lawson only subsequent to the Merger Date of April 1, 2022 and not Lawson operating results prior to the Mergers.

Note 21 - Subsequent Events

Shareholder Lawsuits

On October 3, 2022, a shareholder derivative action was filed against certain directors and officers of the Company and other related parties. Refer to Note 18 - Commitments and Contingencies for a description of the shareholder lawsuit.

Share Repurchase Program

On November 2, 2022, the Board of Directors authorized an increase in the existing repurchase program from $7.5 million to $12.5 million. Refer to Note 15 - Stock Repurchase Program for additional information regarding the repurchase program.

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

Overview

Organization and Business Combination

Effective May 5, 2022, Distribution Solutions Group, Inc. ("DSG"), a Delaware corporation formerly known as Lawson Products, Inc., changed its corporate name from “Lawson Products, Inc.” to “Distribution Solutions Group, Inc.” DSG is a specialty distribution company structure providing value added distribution solutions to the maintenance, repair and operations ("MRO"), original equipment manufacturer ("OEM") and industrial technology markets. DSG has three principal operating companies: Lawson Products, Inc. ("Lawson"), TestEquity Acquisition, LLC ("TestEquity") and 301 HW Opus Holdings, Inc., conducting business as Gexpro Services ("Gexpro Services").

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

Background and Operations - Lawson delivers quality products to customers and offers them extensive product knowledge, product application expertise and Vendor Managed Inventory ("VMI") services. Lawson competes for business primarily by offering a value-added service approach in which highly trained sales representatives manage the product inventory for customers. The VMI model makes it less likely that customers will run out of a product while optimizing their inventory levels. Lawson ships products to its customers in all 50 states, Puerto Rico, Canada, Mexico and the Caribbean.

Vision/Strategy - Lawson's vision is to be its customers' first choice for maintenance, repair and operational solutions that improve their operating performance. Lawson plans to achieve its vision by working closely with customers to maintain and enhance their operations by providing them with quality products, superior service and innovative solutions and to grow both organically and through acquisitions.

Sales Drivers - The North American MRO market is highly fragmented. Lawson competes for business with several national distributors as well as a large number of regional and local distributors. The MRO business is impacted by the overall strength of the manufacturing sector of the U.S. economy which has been affected by the COVID-19 pandemic. DSG believes that the Purchasing Managers Index ("PMI") published by the Institute for Supply Management is an indicative measure of the relative strength of the economic environment of the industry in which Lawson operates. The PMI is a composite index of economic activity in the United States manufacturing sector. DSG believes that a measure of that index above 50 generally indicates expansion of the manufacturing sector while a measure below 50 generally represents contraction. The average monthly PMI was 52.2 in the third quarter of 2022 compared to 60.2 in the third quarter of 2021. Lawson's sales are also influenced by the number of sales representatives and their productivity. Lawson plans to continue concentrating its efforts on increasing the productivity and size of its sales team. Additionally, Lawson drives revenue through the expansion of products sold to existing customers as well as attracting new customers and additional ship-to locations. Lawson also uses an inside sales team and an e-commerce site to generate sales.

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

TEquipment is one of the top distributors for both test and measurement and electronic production supplies in the US. Going to market with an eCommerce focused strategy, TEquipment offers a range of 200,000 products and 500 manufacturer brands, most of which overlap with the rest of the TestEquity group. In addition to these products, the TEquipment web platform is also currently extending their range to include non-overlap products from the TestEquity platform.

Techni-Tool is one of the industry’s largest solder, soldering equipment and electronic production distributors. Techni-Tool offers a wide range of products to support electronic production as well as compliance testing. In addition to the approximately 80,000 brand specific products offered, Techni-Tool also provides vendor managed inventory solutions and dedicated technical support.

Jensen Tools, as a top distributor for the electronics MRO customer base, has access to approximately 400 suppliers and over 70,000 brand specific products. Jensen Tools offers private label Jensen branded hand tools that have been developed over years of customer usage and manufactured to a specified and demanding tolerance level and is viewed as a leader in the industry. Jensen Tools employs a dedicated team of engineering, operational and sales professionals who focus on designing and building quality tool kits for its customers.

During the quarter, the final stage of moving Techni-Tool and Jensen Tools to the TestEquity platform was completed, meaning that customers for each of these brands now have full access to the 230,000 active products across TestEquity group.

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

Sales Drivers - Across both the test and measurement and electronic production supplies businesses, the North American market is highly fragmented with competitors ranging from large global distributors to national and regional distributors. TestEquity believes that the PMI is an indicative measure of the relative strength of the economic environment of the industry in which TestEquity operates. The PMI index is a composite index of economic activity in the United States manufacturing sector. TestEquity believes that a measure of that index above 50 generally indicates expansion of the manufacturing sector while a measure below 50 generally represents contraction. The average monthly PMI was 52.2 in the third quarter of 2022 compared to 60.2 in the third quarter of 2021.

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

Specifically in respect of its electronic production supplies business, the current semi-conductor chip shortage, due in significant part to the COVID-19 pandemic, is negatively impacting TestEquity’s business as such chips are key elements to the electronic production process. TestEquity anticipates that recovery of this important part of its customers’ supply chain may not occur until 2023.

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

Background and Operations - Gexpro Services was formed in November 2019 and, in February 2020, acquired the “Gexpro Services” business from French distributor Rexel S.A. via a carve-out acquisition. Gexpro Services fully separated its “Gexpro Services” operations from Rexel and operates as a stand-alone organization with its own leadership team, operating activities, financial systems and team members.

As a top distributor and service provider to the OEM market, Gexpro Services has approximately 3,100 suppliers offering approximately 60,000 products. These products are inventoried and sourced through 32 locations in North America, South America, Asia, Europe, and the Middle East.

Vision/Strategy - Gexpro Services intends to grow organically through market share expansion primarily through new product introduction, increased sales of products and services to existing customers and expansion of its customer base. Gexpro Services believes that its services benefit its customers by helping them reduce their direct and indirect procurement costs and total cost of ownership for high volume, low value Class C parts, and that its services can help drive substantial cost savings for its customers. Additionally, Gexpro Services intends to grow its business through strategic, accretive acquisitions, and through continued improvement in service and product offerings to its customers.

Sales Drivers - Gexpro Services believes that the PMI Index is an indicative measure of the relative strength of the economic environment of the industry in which Gexpro Services operates. The PMI index is a composite index of economic activity in the United States manufacturing sector. Gexpro Services believes that a measure of that index above 50 generally indicates expansion of the manufacturing sector while a measure below 50 generally represents contraction. The average monthly PMI was 52.2 in the third quarter of 2022 compared to 60.2 in the third quarter of 2021

Key Factors Affecting our Results of Operations and Financial Condition

Supply Chain Disruptions

Along with the broader economy, we continue to be affected by rising supplier costs caused by inflation and increased transportation and labor costs. This results in challenges in acquiring and receiving inventory in a timely fashion and fulfilling customer orders, which offset some of the sales gains we recorded in 2022 compared to 2021. The supply chain disruptions have also led to higher product costs which have contributed to lower gross margins as a percentage of sales compared to the prior year. We have instituted various price increases during 2021 and 2022 in response to rising supplier costs, as well as increased transportation and labor costs.

Cyber Security Incident

In February 2022, DSG became aware that its computer network was the subject of a cyber incident potentially involving unlawful access. DSG engaged a cybersecurity forensics firm to assist in the investigation of the incident and to assist in securing its computer network.

Because of the nature of the information that may have been compromised, DSG was required to notify the parties whose information was potentially compromised of the incident as well as various governmental agencies and has taken other actions, such as offering credit monitoring services. DSG has not incurred material costs and, at this time, is unable to estimate the total cost of any remediation that may be required. As of September 30, 2022, DSG received notification from its cyber insurance provider that a portion of the claim submitted for costs incurred was approved and therefore we recorded a receivable of $0.4 million which is included in Prepaid expenses and other current assets in the Unaudited Condensed Consolidated Balance Sheet.

Critical Accounting Policies and Use of Estimates

We have disclosed our significant accounting policies in Note 2 - Summary of Significant Accounting Policies to the unaudited condensed consolidated financial statements. The following provides information on the accounts requiring more significant estimates.

Inventory Reserves - Inventories principally consist of finished goods stated at the lower of cost or net realizable value using the first-in-first-out method for the Lawson and TestEquity segments and weighted average for the Gexpro Services segment. Most of our products are not exposed to the risk of obsolescence due to technology changes. However, some of our products do have a limited shelf life, and from time to time we add and remove items from our catalogs, brochures or website for marketing and other purposes.

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

At September 30, 2022, our inventory reserve was $9.5 million, equal to approximately 3.5% of our gross inventory. A hypothetical change of one hundred basis points to our reserve as a percent of total inventory would have affected our cost of goods sold by $2.7 million.

Income Taxes - Deferred tax assets or liabilities reflect temporary differences between amounts of assets and liabilities for financial and tax reporting. Such amounts are adjusted, as appropriate, to reflect changes in enacted tax rates expected to be in effect when the temporary differences reverse. Significant judgment is required in determining income tax provisions as well as deferred tax asset and liability balances, including the estimation of valuation allowances and the evaluation of uncertain tax positions.

Goodwill Impairment - Goodwill represents the cost of business acquisitions in excess of the fair value of identifiable net tangible and intangible assets acquired. The Company reviews goodwill for potential impairment annually on October 1st, or when an event or other circumstances change that would more likely than not reduce the fair value of the asset below its carrying value.

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
•inventory;
•property, plant and equipment;
•pre-existing liabilities or legal claims; and
•goodwill as measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed.

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

Factors Affecting Comparability to Prior Periods

Our results of operations are not directly comparable to prior results for the periods presented due to the Mergers that were completed on April 1, 2022. The Mergers were accounted for as a reverse merger under the acquisition method of accounting in accordance with the accounting guidance for reverse acquisitions as provided in Accounting Standards Codification 805, Business Combinations ("ASC 805"). Under this guidance, TestEquity and Gexpro Services were treated as a combined entity as the accounting acquirer for financial reporting purposes, and DSG was identified as the accounting acquiree. This determination was primarily made as TestEquity and Gexpro Services were under the common control of an entity that owns a majority of the voting rights of the combined entity, and therefore, only DSG experienced a change in control. Accordingly, the unaudited condensed consolidated financial statements as of September 30, 2022 and December 31, 2021 and for the three and nine months ended September 30, 2022 and 2021 reflect the results of operations and financial position of TestEquity and Gexpro Services on a consolidated basis, and the results of operations of DSG's legacy Lawson business are included only subsequent, and not prior, to the April 1, 2022 Merger Date.

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

Non-GAAP Adjusted EBITDA

Management believes Adjusted EBITDA is an important measure of the Company's operating performance. We define Adjusted EBITDA as operating income plus depreciation and amortization, costs related to the execution of the Mergers, stock-based compensation, severance costs, amortization of fair value step-up resulting from the Mergers, acquisition related costs, and other non-recurring items. The following table provides our calculation of Adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021:

Reconciliation of Operating Income to Non-GAAP Adjusted EBITDA (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022(8)	2021	2022(8)	2021
Operating income (loss)	$22,027	$5,491	$29,128	$13,212
Depreciation and amortization	8,979	4,729	31,314	13,649
EBITDA	31,006	10,220	60,442	26,861
Stock-based compensation(1)	(3,568)	—	445	—
Severance costs(2)	944	15	2,353	34
Merger/integration costs(3)	2,364	630	9,597	1,158
Inventory net realizable value adjustment(4)	1,737	—	1,737	—
Inventory step-up(5)	1,082	118	2,867	118
Acquisition related costs(6)	38	762	1,212	1,797
Other non-recurring(7)	1,097	87	1,202	217
Adjusted EBITDA	$34,700	$11,832	$79,855	$30,185
(1)    Expense (benefit) primarily for stock-based compensation, of which a portion varies with the Company’s stock price.
(2)    Includes severance expense from actions taken in 2022 and 2021, not related to a formal restructuring plan.
(3)    Merger transaction costs related to the negotiation, review and execution of the Merger Agreements relating to the Mergers and subsequent integration costs.
(4)    Inventory net realizable value adjustment recorded to reduce inventory related to discontinued products where the anticipated net realizable value was lower than the cost reflected in our records.
(5)    Inventory fair value step-up adjustment for Lawson resulting from the reverse merger acquisition accounting.
(6)    Expense for acquisition related costs, unrelated to the Mergers.
(7)    Other non-recurring costs consists of acquisition integration costs and other non-recurring items.
(8)    Includes the operating results of Lawson subsequent, but not prior, to the April 1, 2022 Merger Date in accordance with GAAP accounting guidance for reverse acquisitions.

Management uses operating income and Adjusted EBITDA to evaluate the performance of its reportable segments. See Note 20 - Segment Information of our unaudited condensed consolidated financial statements within Part I. Item 1. Financial Information for additional information about our reportable segments. The following table provides Adjusted EBITDA by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Adjusted EBITDA
Lawson(1)	$9,670	$—	$19,077	$—
TestEquity	10,122	5,524	24,260	11,462
Gexpro Services	12,485	6,308	32,409	18,723
All Other	2,423	—	4,109	—
Consolidated Adjusted EBITDA	$34,700	$11,832	$79,855	$30,185
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

These amounts are not considered to be prepared in accordance with GAAP, have not been prepared as pro forma results under applicable regulations, may not reflect the actual results we would have achieved had the Mergers occurred at the beginning of 2021, and should not be viewed as a substitute for the results of operations presented in accordance with GAAP. Lawson's historical operating results prior to the Mergers were obtained from the unaudited condensed consolidated financial statements included in DSG's Quarterly Reports on Form 10-Q filed for the quarterly periods ended September 30, 2021 and March 31, 2022.

Lawson Non-GAAP Adjusted Results - Calculation of Supplemental Information (Unaudited)

(in thousands)	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
Lawson Operating Income	GAAP Results(1)	Pre-Merger Results(2)	Adjusted Results(3)	GAAP Results(1)	Pre-Merger Results(4)	Adjusted Results(3)

Revenue	$109,418	$—	$109,418	$—	$93,686	$93,686
Cost of goods sold	53,183	—	53,183	—	42,559	42,559
Gross profit	56,235	—	56,235	—	51,127	51,127
Selling, general and administrative expenses	50,883	—	50,883	—	47,639	47,639
Operating income (loss)	$5,352	$—	$5,352	$—	$3,488	$3,488

Lawson Adjusted EBITDA(5)	$9,670	$—	$9,670	$—	$7,560	$7,560
(1)Operating income prepared in accordance with GAAP, which includes Lawson’s results of operations subsequent, but not prior, to the April 1, 2022 Merger Date. For the three months ended September 30, 2021, the operating results of Lawson were not included in the Company’s GAAP operating results. See Note 1- Nature of Operations and Basis of Presentation and Note 3 - Business Acquisitions within Part I. Item 1. Financial Information of the unaudited condensed consolidated financial statements.
(2)All of Lawson’s results of operations for the three months ended September 30, 2022 occurred after the April 1, 2022 Merger Date.
(3)Lawson's results of operations adjusted for comparability on a period-over-period basis. These non-GAAP results represent Lawson’s total operating activities for the three months ended September 30, 2022 and 2021, regardless of the Merger Date (that is, they reflect both pre- and post-Merger results of Lawson).
(4)Lawson's results of operations for the three months ended September 30, 2021, which occurred prior to the April 1, 2022 Merger Date, were not included in the Company's GAAP operating results under reverse merger acquisition accounting. See Note 1- Nature of Operations and Basis of Presentation and Note 3 - Business Acquisitions within Part I. Item 1. Financial Information of the unaudited condensed consolidated financial statements.
(5)Refer to the Non-GAAP Adjusted EBITDA section above for a reconciliation of Adjusted EBITDA to operating income.

(in thousands)	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
Lawson Operating Income	GAAP Results(1)	Pre-Merger Results(2)	Adjusted Results(3)	GAAP Results(1)	Pre-Merger Results(4)	Adjusted Results(3)

Revenue	$216,752	$104,902	$321,654	$—	$281,877	$281,877
Cost of goods sold	103,733	49,371	153,104	—	130,441	130,441
Gross profit	113,019	55,531	168,550	—	151,436	151,436
Selling, general and administrative expenses	110,227	44,435	154,662	—	141,249	141,249
Operating income (loss)	$2,792	$11,096	$13,888	$—	$10,187	$10,187

Lawson Adjusted EBITDA(5)	$19,077	$8,042	$27,119	$—	$23,551	$23,551
(1)Operating income prepared in accordance with GAAP, which includes Lawson’s results of operations subsequent, but not prior, to the April 1, 2022 Merger Date. For the nine months ended September 30, 2021, the operating results of Lawson were not included in the Company's GAAP results. See Note 1- Nature of Operations and Basis of Presentation and Note 3 - Business Acquisitions within Part I. Item 1. Financial Information of the unaudited condensed consolidated financial statements.
(2)Lawson's results of operations for the three months ended March 31, 2022, which occurred prior to the April 1, 2022 Merger Date, were not included in the Company's GAAP operating results under reverse merger acquisition accounting.
(3)Lawson's results of operations adjusted for comparability on a period-over-period basis. These non-GAAP results represent Lawson’s total operating activities for the nine months ended September 30, 2022 and 2021, regardless of the Mergers (that is, they reflect both pre- and post-Merger results of Lawson).
(4)Lawson's results of operations for the nine months ended September 30, 2021, which occurred prior to the April 1, 2022 Merger Date, were not included in the Company's GAAP operating results under reverse merger acquisition accounting. See Note 1- Nature of Operations and Basis of Presentation and Note 3 - Business Acquisitions within Part I. Item 1. Financial Information of the unaudited condensed consolidated financial statements.
(5)Refer to the Non-GAAP Adjusted EBITDA section above for a reconciliation of Adjusted EBITDA to operating income.

Composition of Results of Operations

The following results of operations for the three and nine months ended September 30, 2022 and 2021 include the accounts of the TestEquity and Gexpro Services combined entity, as the accounting acquirer. The results of Lawson have been included only subsequent, and not prior to, to the April 1, 2022 Merger Date.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Consolidated Results of Operations

	Three Months Ended September 30,
	2022		2021
(Dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales

Revenue
Lawson	$109,418	31.5%	$—	—%
TestEquity	116,709	33.6%	67,826	51.3%
Gexpro	103,749	29.9%	64,264	48.7%
All Other	17,275	5.0%	—	—%
Total Revenue	347,151	100.0%	132,090	100.0%
Cost of goods sold
Lawson	53,183	15.3%	—	—%
TestEquity	89,704	25.8%	51,886	39.3%
Gexpro	73,794	21.3%	45,366	34.3%
All Other	11,303	3.3%	—	—%
Total Cost of goods sold	227,984	65.7%	97,252	73.6%
Gross profit	119,167	34.3%	34,838	26.4%
Selling, general and administrative expenses
Lawson	50,883	14.7%	—	—%
TestEquity	19,429	5.6%	14,886	11.3%
Gexpro	21,963	6.3%	14,461	10.9%
All Other	4,865	1.4%	—	—%
Total Selling, general and administrative expenses	97,140	28.0%	29,347	22.2%
Operating income (loss)	22,027	6.3%	5,491	4.2%
Interest expense	(6,097)	(1.8)%	(3,976)	(3.0)%
Loss on extinguishment of debt	—	—%	—	—%
Change in fair value of earnout liabilities	9,641	2.8%	—	—%
Other income (expense), net	(550)	(0.1)%	(74)	(0.1)%
Income (loss) before income taxes	25,021	7.2%	1,441	1.1%
Income tax expense (benefit)	8,480	2.4%	216	0.2%
Net income (loss)	$16,541	4.8%	$1,225	0.9%

Overview of Consolidated Results of Operations

Our consolidated results of operations include the financial impact of the Mergers that were completed on April 1, 2022. The increase in gross profit for the third quarter of 2022 compared to the third quarter of 2021 was primarily due to the inclusion of Lawson operations subsequent to the April 1, 2022 Merger Date and the exclusion of Lawson operations prior to the Merger Date as a result of the accounting treatment of the Mergers. Excluding Lawson and All Other gross profit of $62.2 million for the third quarter of 2022, gross profit for the third quarter of 2022 improved $22.1 million over the prior year due to 2021 and 2022 acquisitions and growth in the organic businesses. Expenses for the third quarter of 2022 were impacted by transaction and integration costs related to the Mergers as well as the inclusion of Lawson operating results subsequent, and not prior to, the Merger Date.

Refer to Results by Reportable Segment below for a complete discussion of our results of operations.

Results by Reportable Segment

Lawson Segment

	Three Months Ended September 30,		Change
(Dollars in thousands)	2022	2021	Amount	%

Revenue	$109,418	$—	$109,418	—%
Cost of goods sold	53,183	—	53,183	—%
Gross profit	56,235	—	$56,235	—%
Selling, general and administrative expenses	50,883	—	50,883	—%
Operating income (loss)	$5,352	$—	$5,352	—%

Gross profit margin	51.4%	—%

Adjusted EBITDA(1)	$9,670	$—	$9,670	—%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

The increase in operations for the third quarter of 2022 compared to the third quarter of 2021 was due to the inclusion of Lawson revenue beginning on the Merger Date.

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

	Three Months Ended September 30,		Change from Adjusted 2021
(Dollars in thousands)	2022	Adjusted 2021(1)	Amount	%

Revenue	$109,418	$93,686	$15,732	16.8%
Cost of goods sold	53,183	42,559	10,624	25.0%
Gross profit	56,235	51,127	5,108	10.0%
Selling, general and administrative expenses	50,883	47,639	3,244	6.8%
Operating income (loss)	$5,352	$3,488	$1,864	53.4%
Gross profit margin	51.4%	54.6%

Adjusted EBITDA(2)	$9,670	$7,560	$2,110	27.9%
(1)For comparability purposes, Lawson's GAAP results of operations were adjusted to include the historical results of Lawson prior to the Merger Date. Refer to the section Factors Affecting Comparability to Prior Periods and the non-GAAP measures section Supplemental Information - Lawson Non-GAAP Adjusted Operating Income and Non-GAAP Adjusted EBITDA for more information related to the calculation of adjusted amounts.
(2)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

Revenue and Gross Profit

Organic revenue increased 16.8% to $109.4 million in the third quarter of 2022 compared to adjusted revenue of $93.7 million in the third quarter of 2021. The increase in revenue over the comparable prior year quarter was primarily driven by the realization of price increases enacted throughout 2021 and 2022 to offset rising supplier costs and strengthening sales to our strategic and Kent Automotive customers. Sales per sales representative per day improved approximately 24.4% over a year ago quarter on fewer sales representatives.

Reported gross profit increased $5.1 million to $56.2 million in the third quarter of 2022 compared to adjusted gross profit of $51.1 million in the prior year quarter primarily as a result of increased sales and the related price increases put in place.

Lawson gross profit as a percent of sales was 51.4% in the third quarter of 2022 compared to 54.6% as adjusted in the prior year quarter. The gross margin percentage for the third quarter of 2022 was impacted by increased supplier costs from inflation, supply chain disruptions and a sales shift toward lower margin customers. Gross profit was also impacted by an inventory charge of $1.7 million to reduce inventory related to discontinued products where the anticipated net realizable value was lower than the cost reflected in our records and the amortization of the fair value step-up of $0.8 million related to the Mergers. Price increases enacted throughout 2021 and 2022 have generally offset the negative impacts of these higher supplier costs.

Selling, General and Administrative Expenses

Selling expenses consist of compensation and support for our sales representatives as well as expenses to operate our distribution network and overhead expenses. Selling, general and administrative expenses increased to $50.9 million in the third quarter of 2022 compared to the adjusted amount of $47.6 million in the prior year quarter. Higher expenses in the third quarter versus a year ago quarter were primarily driven by compensation expense to support increased sales, higher severance and higher amortization expense related to the reverse merger accounting, partially offset by a stock-based compensation benefit. Additionally, Lawson incurred higher consulting expenses as it reviewed opportunities to increase sales productivity.

Adjusted EBITDA

During the three months ended September 30, 2022, Lawson generated Adjusted EBITDA of $9.7 million, an increase of $2.1 million, or 27.9%, from the same period a year ago on an adjusted basis for pre-merger activity driven primarily by increased revenues.

TestEquity Segment

	Three Months Ended September 30,		Change
(Dollars in thousands)	2022	2021	Amount	%

Revenue	$116,709	$67,826	$48,883	72.1%
Cost of goods sold	89,704	51,886	37,818	72.9%
Gross profit	27,005	15,940	11,065	69.4%
Selling, general and administrative expenses	19,429	14,886	4,543	30.5%
Operating income (loss)	$7,576	$1,054	$6,522	618.8%
Gross profit margin	23.1%	23.5%

Adjusted EBITDA(1)	$10,122	$5,524	$4,598	83.2%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

Revenue and Gross Profit

Revenue increased $48.9 million to $116.7 million in the three months ended September 30, 2022 from $67.8 million in the comparable period a year ago. The growth was primarily driven by the recovery of the test and measurement market as business conditions improved after the easing of certain COVID-related restrictions, market gain share from supplier expansion in 2021, the inclusion of $37.6 million of aggregate revenue from the 2022 acquisition of TEquipment and National Test Equipment for three-month post-acquisition period and the 2021 acquisition of MCS. Excluding acquisitions, revenue grew approximately 16.9% driven by test and measurement revenue growth of approximately 18.8% as well as a 14.4% growth in revenue in the electronic production supplies business.

As a percent of revenue, gross profit decreased to 23.1% for the three months ended September 30, 2022 from 23.5% in the same period in the prior year. The decrease was primarily driven by a change in sales mix due to the test and measurement acquisitions partially offset by increases in our higher margin electronic production supplies business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $4.5 million driven primarily by the acquisitions during the second quarter of 2022 and costs to support the organic growth of the existing base business.

Adjusted EBITDA

During the three months ended September 30, 2022, TestEquity generated Adjusted EBITDA of $10.1 million, an increase of $4.6 million from the same period a year ago with approximately $3.4 million driven by the 2021 and 2022 acquisitions and growth in its organic business.

Gexpro Services Segment

	Three Months Ended September 30,		Change
(Dollars in thousands)	2022	2021	Amount	%

Revenue	$103,749	$64,264	$39,485	61.4%
Cost of goods sold	73,794	45,366	28,428	62.7%
Gross profit	29,955	18,898	11,057	58.5%
Selling, general and administrative expenses	21,963	14,461	7,502	51.9%
Operating income (loss)	$7,992	$4,437	$3,555	80.1%
Gross profit margin	28.9%	29.4%

Adjusted EBITDA(1)	$12,485	$6,308	$6,177	97.9%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

Revenue and Gross Profit

Revenue for the three months ended September 30, 2022 was $103.7 million. This compares to revenue of $64.3 million for the same period a year ago or an increase of 61.4%. During the three months ended September 30, 2022 revenue increased primarily due to acquisitions completed in both 2021 and 2022. Of the $39.5 million increase over the third quarter a year ago, $30.8 million was driven by the 2021 and 2022 acquisitions. An expansion of products and services to existing customers, the addition of new customers and price increases, drove organic growth of approximately 13.9%.

Gross profit was $30.0 million or 28.9% of revenue for the three-month period ending September 30, 2022 compared to $18.9 million or 29.4% for the same period a year ago. The improvement in gross margin dollars was driven by the 2021 and 2022 acquisitions as well as improving global supply chain issues that were more prevalent during 2021. As a percentage of sales, gross profit decreased 50 basis points (bps) from lower gross margin profiles of acquired companies offset by price actions, strategic sourcing improvements, new supplier development, and a continued shift toward longer-term agreements with suppliers.

Selling, General and Administrative Expense

Selling, general and administrative expense consists of sales and marketing expenses primarily relating to compensation, costs associated with supporting Gexpro Services’ service facilities, overhead expenses within finance, legal, human resources and information technology, and other costs required to operate our business and service customers.

Selling, general, and administrative expense for the three-month period ending September 30, 2022 was $22.0 million or 21.2% of revenue compared to $14.5 million or 22.5% of revenue for the same period last year. The $7.5 million increase was driven primarily by the inclusion of the 2021 and 2022 acquisitions, costs to support the organic revenue increase and costs related to the Gexpro Services Merger.

Adjusted EBITDA

During the three months ended September 30, 2022, Gexpro Services generated Adjusted EBITDA of $12.5 million, an increase of $6.2 million from the same period a year ago with approximately $5.1 million driven by the 2021 and 2022 acquisitions and organic growth in the existing base business.

Consolidated Non-operating Income and Expense

	Three Months Ended September 30,		Change
(Dollars in thousands)	2022	2021	Amount	%

Interest expense	$(6,097)	$(3,976)	$(2,121)	53.3%
Change in fair value of earnout liabilities	$9,641	$—	$9,641	—%
Other income (expense), net	$(550)	$(74)	$(476)	—%
Income tax expense (benefit)	$8,480	$216	$8,264	—%
N/M Not meaningful

Interest Expense

Interest expense was $6.1 million in the third quarter of 2022 compared to $4.0 million of interest expense in the prior year quarter. The increase was due to a lower interest rate as a result of the debt refinancing related to the Mergers, offset by interest on higher outstanding borrowings related to the 2021 and 2022 acquisitions.

Change in Fair Value of Earnout Liability

The $9.6 million benefit in the third quarter of 2022 related to the change in fair value of the earnout derivative liability associated with the earnout provisions of the Merger Agreements. Refer to Note 11 - Earnout Derivative Liability within Part I. Item 1. Financial Information to our unaudited condensed consolidated financial statements for information about the earnout liability.

Income Tax Expense (Benefit)

Income tax expense was $8.5 million, a 33.9% effective tax rate for the three months ended September 30, 2022 compared to income tax expense of $0.2 million and an effective tax rate of 15.0% for the three months ended September 30, 2021. The effective tax rate for the three months ended September 30, 2022 was higher than the U.S. statutory rate primarily due to state taxes, foreign operations, as well as transaction expenses related to the Mergers and other permanent items.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Consolidated Results of Operations

	Nine Months Ended September 30,
	2022		2021
(Dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales

Revenue
Lawson(1)	$216,752	26.4%	$—	—%
TestEquity	286,984	34.9%	201,457	51.5%
Gexpro	285,224	34.7%	189,612	48.5%
All Other	33,612	4.1%	—	—%
Total Revenue	822,572	100.0%	391,069	100.0%
Cost of goods sold
Lawson(1)	103,733	12.6%	—	—%
TestEquity	220,247	26.8%	157,358	40.2%
Gexpro	202,133	24.6%	134,885	34.5%
All Other	21,853	2.7%	—	—%
Total Cost of goods sold	547,966	66.6%	292,243	74.7%
Gross profit	274,606	33.4%	98,826	25.3%
Selling, general and administrative expenses
Lawson(1)	110,227	13.4%	—	—%
TestEquity	59,294	7.2%	44,407	11.4%
Gexpro	66,119	8.0%	41,207	10.5%
All Other	9,838	1.2%	—	—%
Total Selling, general and administrative expenses	245,478	29.8%	85,614	21.9%
Operating income (loss)	29,128	3.5%	13,212	3.4%
Interest expense	(16,704)	(2.0)%	(12,482)	(3.2)%
Loss on extinguishment of debt	(3,395)	(0.4)%	—	—%
Change in fair value of earnout liabilities	3,948	0.5%	—	—%
Other income (expense), net	224	—%	(328)	(0.1)%
Income (loss) before income taxes	13,201	1.6%	402	0.1%
Income tax expense (benefit)	3,912	0.5%	606	0.2%
Net income (loss)	$9,289	1.1%	$(204)	(0.1)%
(1)Includes the operating results of Lawson subsequent, but not prior, to the Merger Date of April 1, 2022.

Overview of Consolidated Results of Operations

Our consolidated results of operations include the financial impact of the Mergers that were completed on April 1, 2022. The increase in gross profit for the first nine months of 2022 compared to the first nine months of 2021 was primarily due to the inclusion of Lawson operations only subsequent, and not prior, to the Merger Date. Excluding Lawson and All Other gross profit of $124.8 million, gross profit for the first nine months of 2022 improved $51.0 million over the prior year. Expenses for the first nine months of 2022 were impacted by the inclusion of Lawson, the 2021 and 2022 acquisitions, and merger related costs.

Refer to Results by Reportable Segment below for a complete discussion of our results of operations.

Results by Reportable Segment

Lawson Segment

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2022	2021	Amount	%

Revenue	$216,752	$—	$216,752	—%
Cost of goods sold	103,733	—	103,733	—%
Gross profit	113,019	—	113,019	—%
Selling, general and administrative expenses	110,227	—	110,227	—%
Operating income (loss)	$2,792	$—	$2,792	—%
Gross profit margin	52.1%	—%

Adjusted EBITDA(1)	$19,077	$—	$19,077	—%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

The increase in revenue, gross profit and operating income for the first nine months of 2022 compared to the first nine months of 2021 was due to the inclusion of Lawson revenue beginning on the Merger Date and not including any Lawson revenue prior to the Merger Date.

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

	Nine Months Ended September 30,		Adjusted Change
(Dollars in thousands)	Adjusted 2022(1)	Adjusted 2021(1)	Amount	%

Revenue	$321,654	$281,877	$39,777	14.1%
Cost of goods sold	153,104	130,441	22,663	17.4%
Gross profit	168,550	151,436	17,114	11.3%
Selling, general and administrative expenses	154,662	141,249	13,413	9.5%
Operating income (loss)	$13,888	$10,187	$3,701	36.3%
Gross profit margin	52.4%	53.7%

Adjusted EBITDA(2)	$27,119	$23,551	$3,568	15.2%
(1)For comparability purposes, Lawson's GAAP results of operations were adjusted to include the historical results of Lawson prior to the Merger Date. Refer to the section Factors Affecting Comparability to Prior Periods and the non-GAAP measures section Supplemental Information - Lawson Non-GAAP Adjusted Operating Income and Non- GAAP EBITDA for more information related to the calculation of adjusted amounts.
(2)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

Revenue and Gross Profit

Adjusted revenue increased 14.1% to $321.7 million for the first nine months of 2022 compared to adjusted revenue of $281.9 million for the same period a year ago. The increase in adjusted revenue compared to the prior year was primarily driven by the realization of price increases enacted throughout 2021 and 2022 to offset rising supplier costs and strengthening sales to our strategic and Kent Automotive customers. The nine months ended September 30, 2022 included 192 selling days, or one additional selling day over the same period a year ago.

Adjusted gross profit increased $17.1 million to $168.6 million for the nine months ended September 30, 2022 compared to $151.4 million in the prior year primarily as a result of increased sales and the related price increases put in place. Lawson adjusted gross profit as a percent of sales was 52.4% for the first nine months of 2022 compared to 53.7% in the prior year. The adjusted gross margin percentage for 2022 was impacted by increased supplier costs from inflation, supply chain disruptions and a sales shift toward lower margin customers. Adjusted gross profit was also impacted by an inventory charge of $1.7 million to reduce inventory related to discontinued products where the anticipated net realizable value was lower than the cost reflected in our records and the amortization of the fair value step-up of $1.9 million related to the Mergers. Excluding the $3.6 million of aggregate fair market and amortization adjustments related to the Mergers, adjusted gross profit was 53.5% of sales in the nine months ended September 30, 2022. Price increases enacted throughout 2021 and 2022 have generally offset the negative impacts of these higher costs.

Selling, General and Administrative Expenses

Selling, general and administrative expense consist of compensation and support for Lawson sales representatives as well as expenses to operate Lawson's distribution network and overhead expenses. Adjusted selling, general and administrative expenses increased to $154.7 million for the nine months ended September 30, 2022 compared to the adjusted amount of $141.2 million in same period a year ago. Higher expense on a year-to-date basis versus a year ago were primarily driven by costs related to the Mergers, compensation expense to support increased sales, higher severance and higher amortization expense related to the reverse merger accounting, partially offset by lower stock-based compensation.

Adjusted EBITDA

During the nine months ended September 30, 2022, Lawson generated Adjusted EBITDA of $27.1 million, an increase of $3.6 million from the same period a year ago driven by increased revenues and margins.

TestEquity Segment

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2022	2021	Amount	%

Revenue	$286,984	$201,457	$85,527	42.5%
Cost of goods sold	220,247	157,358	62,889	40.0%
Gross profit	66,737	44,099	22,638	51.3%
Selling, general and administrative expenses	59,294	44,407	14,887	33.5%
Operating income (loss)	$7,443	$(308)	$7,751	(2516.6)%
Gross profit margin	23.3%	21.9%

Adjusted EBITDA(1)	$24,260	$11,462	$12,798	111.7%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

Revenue and Gross Profit

Revenue increased to $287.0 million for the nine months ended September 30, 2022 from $201.5 million during the same period in 2021. This increase was primarily driven by the TEquipment and National Test Equipment acquisitions during the second quarter of 2022 and the acquisition of MCS in 2021, which generated aggregate revenue of $62.8 million for the post-acquisition periods, as well as organic growth of 11.4% in the existing base business.

Gross profit increased $22.6 million to $66.7 million in the first nine months of 2022 compared to $44.1 million in the same period of 2021 primarily due to acquisitions and increased levels in the base business. As a percent of revenue, gross profit improved to 23.3% in 2022 as compared to 21.9% in 2021 driven by an expansion of margins within the existing base business and a shift in sales mix toward higher margin electronic production supplies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $14.9 million to $59.3 million in 2022 from $44.4 million in 2021. Approximately $9.6 million of costs were due to the acquisitions made in 2021 and 2022. The remainder of the increase was driven primarily by an increase in merger and acquisition related costs of $1.8 million and additional compensation and distribution costs to support the organic revenue growth in the base business.

Adjusted EBITDA

During the nine months ended September 30, 2022, TestEquity generated Adjusted EBITDA of $24.3 million, an increase of $12.8 million from the same period a year ago with approximately $6.0 million of the Adjusted EBITDA increase driven by the acquisitions closed during 2021 and 2022 and increases in revenues and margins on the base business.

Gexpro Services Segment

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2022	2021	Amount	%

Revenue	$285,224	$189,612	$95,612	50.4%
Cost of goods sold	202,133	134,885	67,248	49.9%
Gross profit	83,091	54,727	28,364	51.8%
Selling, general and administrative expenses	66,119	41,207	24,912	60.5%
Operating income (loss)	$16,972	$13,520	$3,452	25.5%
Gross profit margin	29.1%	28.9%

Adjusted EBITDA(1)	$32,409	$18,723	$13,686	73.1%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

Revenue and Gross Profit

Revenue for the nine months ended September 30, 2022 was $285.2 million. This compares to revenue of $189.6 million for the same period a year ago, or a 50.4% increase. There were four additional selling days in the nine months ended September 30, 2022 versus the same period a year ago. A selling day generally represents a business day in which Gexpro Services ships products to its customers. Average daily sales increased 47.3% over the same period a year ago, primarily as a result of revenue generated from the 2021 and 2022 acquisitions of $80.7 million for the post-acquisition periods and organic growth in the base business of 7.9% through an expansion of products and services to existing customers as well as the addition of new customers.

Gross profit was $83.1 million or 29.1% of revenue for the nine months ended September 30, 2022 compared to gross profit of $54.7 million or 28.9% for the same period a year ago. The gross profit increase was driven by the 2021 and 2022 acquisitions and improvement in global supply chain over 2021 activities as well as customer price increases put in place.

Selling, General and Administrative Expense

Selling, general and administrative expense consists of sales and marketing expenses primarily relating to compensation, costs associated with supporting Gexpro Services’ service facilities, overhead expenses within finance, legal, human resources and information technology, and other costs required to operate the business and service customers.

Selling, general, and administrative expense for the nine months ended September 30, 2022 was $66.1 million compared to $41.2 million for the same period a year ago. The increase of $24.9 million over a year ago was primarily driven by the inclusion of the 2021 and 2022 acquisitions of $16.4 million. The remainder of the increase was driven primarily by an increase in merger related costs of $2.8 million and additional compensation and product fulfillment costs to support the organic growth of the existing base business.

Adjusted EBITDA

During the nine months ended September 30, 2022, Gexpro Services generated Adjusted EBITDA of $32.4 million, an increase of $13.7 million from the same period a year ago with approximately $12.9 million driven by the acquisitions closed during 2021 and 2022 and increases in revenues and margins on the organic base business.

Consolidated Non-operating Income and Expense

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2022	2021	Amount	%

Interest expense	$(16,704)	$(12,482)	$(4,222)	33.8%
Loss on extinguishment of debt	$(3,395)	$—	$(3,395)	—%
Change in fair value of earnout liabilities	$3,948	$—	$3,948	—%
Other income (expense), net	$224	$(328)	$552	(168.3)%
Income tax expense (benefit)	$3,912	$606	$3,306	545.5%

Interest Expense

Interest expense increased $4.2 million in the first nine months of 2022 primarily due to higher borrowings offset by a lower interest rate with the debt refinancing related to the Mergers.

Loss on Extinguishment of Debt

The $3.4 million loss on extinguishment of debt in the first nine months of 2022 was primarily due to the write-off of previously capitalized financing costs as a result of the debt refinancing related to the Mergers.

Change in Fair Value of Earnout Liability

The $3.9 million benefit in the first nine months of 2022 related to the change in fair value of the earnout derivative liability associated with the earnout provisions of the Merger Agreements. Refer to Note 11 - Earnout Derivative Liability within Part I. Item 1. Financial Information to our unaudited condensed consolidated financial statements for information about the earnout liability.

Other Income (Expense), Net

Other expense, net increased $0.6 million in the first nine months of 2022 compared to the prior year primarily due to the inclusion of Lawson operations subsequent to the April 1, 2022 Merger Date.

Income Tax Expense (Benefit)

Income tax expense was $3.9 million, a 29.6% effective tax rate for the first nine months of 2022 compared to income tax expense of $0.6 million and a 150.7% effective tax rate for the first nine months of 2021. The change in the year over year effective tax rate was primarily due to changes in the valuation allowance in the first nine months of 2021, merger costs incurred in the first nine months of 2022, and the creation of a consolidated group for federal income tax purposes as a result of the completion of the Mergers referenced in Note 3 - Business Acquisitions within Part I. Item 1. Financial Information to our unaudited condensed consolidated financial statements. Relative to the U.S. statutory rate, the effective tax rate for the first nine months of 2022 was impacted by state taxes, foreign operations, and the expiration of uncertain tax positions, as well as liabilities and transaction expenses related to the Mergers, and discrete tax items related to changes in the uncertain tax positions and prior period true-ups as a result of the completed Mergers.

Liquidity and Capital Resources

Cash and cash equivalents were $25.2 million on September 30, 2022 compared to $14.7 million on December 31, 2021.

The Company believes its current balances of cash and cash equivalents, availability under its Amended and Restated Credit Agreement and cash flows from operations will be sufficient to meet its liquidity needs for the next twelve months. As of September 30, 2022, liquidity for the Company was $100.3 million comprised of $25.2 million of cash and cash equivalents and $75.1 million of borrowing availability remaining, net of outstanding letters of credit, under the Amended and Restated Credit Agreement.

Our primary short-term and long-term liquidity and capital resource needs are to finance operating expenses, working capital, capital expenditures, potential business acquisitions, strategic initiatives and general corporate purposes. Our current debt obligations under the Amended and Restated Credit Agreement mature in April 2027. Principal payments on the Amended and Restated Credit Agreement for the next twelve months are $15.0 million. Refer to Note 13 - Debt within Part I. Item 1. Financial Information for additional information related to our debt obligations. Access to debt capital markets has historically provided the Company with sources of liquidity, beyond normal operating cash flows. We do not anticipate having difficulty in obtaining financing from those markets in the future, however, we cannot provide assurance that events beyond our control will not have a material adverse impact on our liquidity.

Sources and Uses of Cash

The following table presents a summary of our cash flows:

(in thousands)	September 30, 2022	September 30, 2021	Change
Net cash provided by (used in) operating activities	$(19,280)	$17,137	$(36,417)
Net cash provided by (used in) investing activities	$(120,550)	$(26,975)	$(93,575)
Net cash provided by (used in) financing activities	$151,820	$11,212	$140,608

Cash Provided by (Used in) Operating Activities

Net cash used by operations for the nine months ended September 30, 2022 was $19.3 million, excluding non-cash items, primarily due to increased accounts receivables and inventories driven by higher sales and increased supplier costs driven by inflation and global supply chain disruptions.

Net cash provided by operations for the nine months ended September 30, 2021 was $17.1 million, excluding non-cash items, primarily due to decreased accounts receivable and inventories partially offset by increased accounts payable.

Cash Provided by (Used in) Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2022 was $120.6 million, primarily as a result of the other acquisitions completed during the first nine months of 2022 by TestEquity and Gexpro as described in Note 3 - Business Acquisitions within Part I. Item 1. Financial Information.

Net cash used in investing activities for the nine months ended September 30, 2021was $27.0 million, primarily due to business acquisitions and purchases of rental equipment.

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $151.8 million for the first nine months of 2022, primarily due to proceeds under the April 1, 2022 Amended and Restated Credit Agreement partially offset by repayment of previous indebtedness. On April 29, 2022, the Company borrowed the $50 million available under the delayed draw term loan facility to finance the acquisition of Interworld Highway, LLC made by TestEquity. Deferred financing costs of $12.0 million were incurred during the first nine months of 2022 in connection with the April 1, 2022 Amended and Restated Credit Agreement and January 3, 2022 Gexpro Services Credit Agreement.

Net cash provided by financing activities for the nine months ended September 30, 2021 was $11.2 million, primarily due to increased borrowings on the Company's revolving lines of credit partially offset by payments on the Company's term loans and a capital contribution to finance the MCS acquisition.

Financing and Capital Requirements

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

On September 30, 2022, we had $418.8 million in outstanding borrowings and $75.1 million of borrowing availability remaining, net of outstanding letters of credit, under the revolving credit facility.

As of September 30, 2022, we were in compliance with all affirmative and financial covenants under our Amended and Restated Credit Agreement.

While we were in compliance with our financial covenants as of September 30, 2022, failure to meet the covenant requirements of the Amended and Restated Credit Agreement in future quarters could lead to higher financing costs and increased restrictions, reduce or eliminate our ability to borrow funds, or accelerate the payment of our indebtedness and could have a material adverse effect on our business, financial condition and results of operations.

Contractual Obligations

As of September 30, 2022, we had contractual commitments to purchase approximately $167 million of product from our suppliers and contractors which is expected to be paid in the next twelve months.

Stock Repurchase Program

The Company's Board of Directors previously authorized a stock repurchase program that permits the Company to repurchase its common stock. The timing and the amount of any repurchases will be determined by management under parameters established by the Board of Directors and depend on various factors including an evaluation of our stock price, corporate and regulatory requirements, capital availability and other market conditions.

On November 2, 2022, the Board of Directors increased the existing repurchase program from $7.5 million to $12.5 million, and as a result, the Company had $7.6 million of remaining availability for stock repurchases under the program as of November 3, 2022. See Note 15 - Stock Repurchase Program within Part I. Item 1. Financial Information for further information.

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

Changes in Internal Control over Financial Reporting

The Mergers that were completed on April 1, 2022, had a material impact on the financial position, results of operations, and cash flows of the combined company from April 1, 2022 through September 30, 2022. We have implemented new processes and internal controls as a result of the Mergers to assist us in the preparation and disclosure of financial information. Given the significance of the Mergers and the complexity of systems and business processes, we intend to exclude the TestEquity and Gexpro Services operating companies from our assessment and report on internal control over financial reporting for the year ending December 31, 2022. Other than as discussed above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during our most recently completed fiscal quarter that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEMS 3, 4 and 5 of Part II are not applicable and have been omitted from this report.

ITEM 1. LEGAL PROCEEDINGS

See Note 18 - Commitments and Contingencies to our unaudited condensed consolidated financial statements, included in Part I. Item 1. Financial Information, which is incorporated herein by reference, for a description of certain of our pending legal proceedings. In addition, the Company is involved in legal actions that arise in the ordinary course of business. It is the opinion of management that the resolution of any currently pending litigation will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

Changes in our customers, product mix and pricing strategy could cause our gross profit margin percentage to decline in the future.

From time to time, our businesses have experienced overall changes in the product mix demand of customers. When customers or product mix changes, there can be no assurance that we will be able to maintain our gross profit margins. Changes in our customers, product mix, volume of orders or prices charged, along with additional freight costs or lower productivity levels, could cause our gross profit margin percentage to decline. Our gross profit margin percentage may also come under pressure in the future if we increase the percentage of national accounts in our customer base, as sales to these customers are generally at lower margins.

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

Our technologies, systems and networks (and those of our business partners) have been and may in the future be the target of cyber attacks and/or information security incidents that may have resulted in, or may in the future result in, the unauthorized release, misuse, loss or destruction of proprietary, personal and other information, or other disruption of our business operations, including compromise of our email systems. For example, in February 2022, DSG became aware that its computer network was the subject of a cyber incident potentially involving unlawful access. Because of the nature of the information that may have been compromised, we were required to notify the parties whose information was potentially compromised of the incident as well as various governmental agencies and have taken other actions, such as offering credit monitoring services.

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

Government efforts to combat inflation, along with other interest rate pressures arising from an inflationary economic environment, could lead to higher financing costs.

Inflation has risen on a global basis, the United States has been experiencing historically high levels of inflation, and government entities have taken various actions to combat inflation, such as raising interest rate benchmarks. Government entities may continue their efforts, or implement additional efforts, to combat inflation, which could include among other things continuing to raise interest rate benchmarks and/or maintaining interest rate benchmarks at elevated levels. Such government efforts, along with other interest rate pressures arising from an inflationary economic environment, could lead to higher financing costs and have material adverse effect on our business, financial condition and results of operations.

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

Based on a Schedule 13D filed with the SEC by LKCM, J. Bryan King and various other persons and entities (as amended through June 17, 2022), entities affiliated with Luther King Capital Management Corporation ("LKCM") beneficially owned in the aggregate approximately 14.6 million shares of DSG common stock as of June 15, 2022, representing approximately 75% of the outstanding shares of DSG common stock as of September 30, 2022. J. Bryan King, Chairman and Chief Executive Officer of the Company, is a Principal of LKCM. As a result, LKCM has significant influence over the outcome of matters requiring a stockholder vote, including the election of directors and the approval of other significant matters, and LKCM’s interests may not align with the interests of other stockholders. This concentration of ownership could also have the effect of delaying or preventing a change of control or other business combination that might be beneficial to our stockholders.

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

We issued an aggregate of 10.3 million shares of DSG common stock on April 1, 2022 in connection with the closing of the Mergers. In addition, we could be obligated to issue up to an aggregate of 1.7 million additional shares of DSG common stock in accordance with the earnout provisions of the Merger Agreements. As of September 30, 2022, approximately 1,238,000 additional shares of DSG common stock are expected to be issued to entities affiliated with LKCM in accordance with and subject to certain terms and conditions of the first earnout provision of the Merger Agreements. The remaining 462,000 additional shares of DSG common stock would be available to be issued to entities affiliated with LKCM or forfeited in in accordance with and subject to certain terms and conditions of the second earnout provision of the Merger Agreements. The issuance of such a significant number of shares of DSG common stock could have a negative effect on the market price of DSG common stock. Such downward pressure could also encourage short sales by certain investors, which could place further downward pressure on the market price of DSG common stock.

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

DSG and members of the DSG board of directors currently are, and may in the future be, parties, among others, to litigation related to the Merger Agreements and the Mergers. Among other remedies, the stockholders in the pending litigation seek, and other stockholders could seek, monetary damages. The outcome of any legal proceedings are difficult to predict and any such lawsuits could result in substantial costs to us. The existence of litigation relating to the Mergers may also be costly and distracting to management. Further, the defense or settlement of any lawsuit or claim may adversely affect our business, financial condition, results of operations and cash flows. See Note 18 - Commitments and Contingencies to our condensed consolidated financial statements, included in Part I. Item 1. Financial Statements, for a description of certain of our pending legal proceedings relating to the Mergers, which are incorporated herein by reference.

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

TestEquity and Gexpro Services were private companies before the Mergers and may not have had in place the financial organization, reporting and controls which are required for a U.S. public company. The cost of implementing this type of financial organization, reporting and controls in respect of TestEquity and Gexpro Services and integrating their financial reporting processes with our financial reporting processes may be significant. If there are limitations in TestEquity’s or Gexpro Services’ financial organization, reporting and controls, or if we are unable to effectively integrate their financial reporting processes with our financial reporting processes, we could have, among other things, material weaknesses in our internal controls, violate our indebtedness covenants, miss an SEC reporting deadline or otherwise fail to comply with an applicable law or regulation.

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

Adverse economic conditions could also affect our key suppliers and contractors. This could lead us to incur additional expenses or result in delays in shipping products to our customers. Economic uncertainty can make it difficult to accurately predict future order activity and affect our ability to effectively manage inventory levels. There are no assurances that we would be able to establish alternative financing or obtain financing with terms similar to our existing financing arrangements, including our credit agreement.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the third quarter of 2022.

Repurchases of Equity Securities

In the second quarter of 2019, the Board of Directors authorized a program pursuant to which the Company was authorized to repurchase up to $7.5 million of DSG common stock from time to time in open market transactions, privately negotiated transactions or by other methods. During the third quarter of 2022, the Company repurchased 54,089 shares of DSG common stock at an average cost of $35.86 per share for a total cost of $1.9 million. The Company had $2.6 million remaining under its stock repurchase program as of September 30, 2022. On November 2, 2022, the Board of Directors increased the existing repurchase program from $7.5 million to $12.5 million, and as a result, the Company had $7.6 million of remaining availability for stock repurchases under the program as of November 2, 2022.

The following table summarizes repurchases of DSG common stock for the three months ended September 30, 2022 under the repurchase program described above and excludes shares withheld from employees to satisfy tax withholding requirements on option exercises and other equity-based transactions.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1 through July 31, 2022	—	$—	—	$4,512,000
August 1 through August 31, 2022	—	—	—	4,512,000
September 1 through September 30, 2022	54,089	$35.86	54,089	2,572,000	(1)
Total	54,089	—	54,089
(1)The Company had approximately $7,572,000 of remaining availability for stock repurchases under its stock repurchase program as of November 2, 2022, after the Board of Directors increased the existing program on November 2, 2022.
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

3.1
Amended and Restated Certificate of Incorporation of the Company, as amended by the Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company effective as of May 5, 2022, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-10546) for the quarter ended June 30, 2022.

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

10.22*
Employment Agreement, dated as of April 4, 2022, by and between Lawson Products, Inc., an Illinois corporation, and Cesar A. Lanuza, incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q (File No. 000-10546) for the quarter ended June 30, 2022.

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statement of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL and contained in Exhibit 101
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

DISTRIBUTION SOLUTIONS GROUP, INC.
(Registrant)

Dated:	November 3, 2022	/s/ J. Bryan King
J. Bryan King Chairman and Chief Executive Officer (principal executive officer)

Dated:	November 3, 2022	/s/ Ronald J. Knutson
Ronald J. Knutson Executive Vice President and Chief Financial Officer (principal financial officer)

Dated:	November 3, 2022	/s/ David S. Lambert
David S. Lambert Vice President, Controller and Chief Accounting Officer (principal accounting officer)