Form 10-K
period 2022-12-31
Distribution Solutions Group, Inc.
filed 2023-03-14
CIK 703604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Registrant’s telephone number, including area code:
(773) 304-5050
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $1.00 par value	DSGR	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐ No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐      No  ☑
Indicate by check mark whether the registrant (l) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑      No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☑      No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer	☑
Non-accelerated filer ☐	Smaller reporting Company	☑
	Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes  ☐  No  ☑
The aggregate market value of the registrant’s voting stock held by non-affiliates on June 30, 2022, based upon the closing price of the registrant's Common Stock on that date, was approximately $229,634,000.
As of February 28, 2023, 19,421,570 shares of Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference some portions of the registrant’s definitive proxy statement related to its 2023 Annual Stockholders’ Meeting, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year. Except as expressly incorporated by reference, the registrant's definitive proxy statement shall not be deemed to be part of this report.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the “safe harbor” provisions under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Forward-looking statements generally are accompanied by words such as “aim,” “anticipate,” “believe,” “contemplates,” “continues,” “could,” “ensure,” “estimate,” “expect,” “forecasts,” “if,” “intend,” “likely,” “may,” “might,” “objective,” “outlook,” “plan,” “positioned,” “potential,” “predict,” “probable,” “project,” “shall,” “should,” “strategy,” “will,” “would” or the negatives of these terms or variations of them or other words and terms of similar meaning and expression. Forward-looking statements do not relate to historical or current facts and are only predictions and reflect our views as of the date they are made with respect to future events and financial performance. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions or beliefs and are subject to a number of factors, assumptions and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact our business, financial condition and results of operations include:

•inventory obsolescence;
•work stoppages and other disruptions at transportation centers or shipping ports;
•TestEquity Acquisition, LLC's ("TestEquity's") reliance on a significant supplier for a significant amount of its product inventory;
•changes in our customers, product mix and pricing strategy;
•disruptions of our information and communication systems;
•cyber-attacks or other information security incidents;
•the inability to successfully recruit, integrate and retain productive sales representatives;
•any difficulties in integrating the business operations of TestEquity and 301 HW Opus Holdings, Inc., which conducts business as Gexpro Services ("Gexpro Services"), with our legacy operations as Lawson Products, Inc., and/or the failure to successfully combine those operations within our expected timetable;
•failure to retain talented employees, managers and executives;
•the inability of management to successfully implement changes in operating processes;
•the inability to successfully integrate additional acquisitions into our organization;
•competition in the markets in which we operate;
•potential impairment charges for goodwill and other intangible assets;
•changes that affect governmental and other tax-supported entities;
•our significant amount of indebtedness;
•failure to adequately fund our operating and working capital needs through cash generated from operations and borrowings available under our credit facility;
•failure to meet the covenant requirements of our credit facility;
•government efforts to combat inflation, along with other interest rate pressures, could lead to higher financing costs;
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
•violations of environmental protection regulations;
•changes in tax matters;
•risks arising from the international operations of TestEquity and Gexpro Services, subjecting us to new and additional legal and regulatory regimes;
•potential limitations on our ability to use our net operating losses and certain other tax attributes generated prior to the Mergers;
•public health emergencies, such as the COVID-19 pandemic;
•business uncertainties as a result of the Mergers;
•stockholder litigation relating to the Mergers;
•TestEquity and/or Gexpro Services may not have in place the financial organization, reporting and internal controls necessary for a public company;
•a downturn in the economy or in certain sectors of the economy;
•changes in energy costs, tariffs, transportation costs and the cost of raw materials used in our products, and other inflationary pressures;

•supply chain constraints, inflationary pressure and labor shortages; and
•foreign currency exchange rate changes.

A detailed discussion of various factors that could cause actual results to differ materially from those described in the forward-looking statements is set forth in Part 1, Item 1A, "Risk Factors" of this Annual Report on Form 10-K. The Company undertakes no obligation to update or revise, nor do we have a policy of updating or revising, any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events, except as may be required under applicable law.

PART I

ITEM 1. BUSINESS.

Overview

Distribution Solutions Group, Inc. ("DSG"), formerly Lawson Products, Inc., was incorporated in Illinois in 1952, and reincorporated in Delaware in 1982. DSG changed its corporate name from “Lawson Products, Inc.” to “Distribution Solutions Group, Inc.” on May 5, 2022.

DSG is a global specialty distribution company providing value added distribution solutions to the maintenance, repair and operations ("MRO"), original equipment manufacturer ("OEM") and industrial technology markets. DSG has three principal operating companies: Lawson Products, Inc. ("Lawson"), TestEquity Acquisition, LLC ("TestEquity") and 301 HW Opus Holdings, Inc., conducting business as Gexpro Services ("Gexpro Services"). The complementary distribution operations of Lawson, TestEquity and Gexpro Services were combined on April 1, 2022 to create a specialty distribution company. A summary of the Mergers (as defined below), including the legal entities party to the transactions and the stock consideration, is presented below.

Through its collective businesses, DSG is dedicated to helping customers lower their total cost of operation by increasing productivity and efficiency with the right products, expert technical support, and fast, reliable delivery to be a one-stop solution provider. DSG serves approximately 110,000 distinct customers in several diverse end markets supported by approximately 3,100 dedicated employees and strong vendor partnerships. DSG ships from strategically located distribution and service centers to customers in North America, Europe, Asia, South America and the Middle East.

Unless the context requires otherwise, references in this Annual Report on Form 10-K to “DSG”, the “Company”, "we", "our" or "us" refer to the holding company, Distribution Solutions Group, Inc., and all entities consolidated with Distribution Solutions Group, Inc. in the accompanying consolidated financial statements.

Combination with TestEquity and Gexpro Services

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

The TestEquity Merger Agreement provides that an additional 700,000 shares of DSG common stock (the “TestEquity Holdback Shares”) may be issued to the TestEquity Equityholder or forfeited in accordance with two earnout provisions of the TestEquity Merger Agreement. The amount of TestEquity Holdback Shares issuable under the first earnout opportunity is based on, among other factors, the consummation of a certain additional acquisition by TestEquity during the period beginning after December 29, 2021 and ending 90 days after the Merger Date. If any TestEquity Holdback Shares remain after the calculation of the first earnout opportunity, there is a second earnout opportunity based on, among other factors, the increase in TestEquity EBITDA (as defined in the TestEquity Merger Agreement) in calendar year 2022 over calendar year 2021 subject to the calculations within the TestEquity Merger Agreement. As of December 31, 2022, 700,000 TestEquity Holdback Shares are expected to be issued under the first earnout opportunity due to the consummation of the certain additional acquisition as referenced in the TestEquity Merger Agreement and were remeasured at fair value immediately prior to and reclassified to equity at April 29, 2022 when the additional acquisition was consummated. Final issuance of the Test Equity Holdback Shares under the earnout opportunity is subject to customary terms and conditions as specified in the Test Equity Merger Agreement. Refer to Note 8 – Earnout Derivative Liability in Item 8. Financial Statements, for information about the earnout derivative liability related to the TestEquity Holdback Shares.

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

As of April 1, 2022, approximately 538,000 Gexpro Services Holdback Shares were expected to be issued under the first earnout opportunity due to the consummation of the certain additional acquisitions which were completed prior to the Merger Date. As of December 31, 2022, an additional 462,000 Gexpro Services Holdback Shares are expected to be issued under the second earnout opportunity based on certain performance metrics as specified in the Gexpro Services Merger Agreement, and such additional shares were remeasured at fair value immediately prior to and reclassified to equity at December 31, 2022. Final issuance of the Gexpro Services Holdback Shares under the earnout opportunities is subject to customary terms and conditions as specified in the Gexpro Services Merger Agreement. Refer to Note 8 – Earnout Derivative Liability in Item 8. Financial Statements, for information about the earnout derivative liability related to the Gexpro Services Holdback Shares.

Accounting for the Mergers

TestEquity and Gexpro Services were treated as a combined entity as the accounting acquirer for financial reporting purposes, and DSG was identified as the accounting acquiree. Accordingly, periods prior to the April 1, 2022 Merger Date reflect the results of operations and financial position of TestEquity and Gexpro Services on a consolidated basis, and the results of operations of DSG's legacy Lawson business are only included subsequent to the April 1, 2022 Merger Date.

For more information about the Mergers, refer to Note 3 – Business Acquisitions in Item 8. Financial Statements.

DSG Vision and Strategic Focus

The complementary distribution operations of Lawson, TestEquity and Gexpro Services were combined for the purpose of creating a specialty distribution company enabling each of Lawson, TestEquity and Gexpro Services to maintain their respective high-touch, value-added service delivery models and customer relationships in their specialty distribution businesses under the leadership of their separate business unit management. The DSG leadership team provides oversight to the separate leadership teams of each of the operating companies. This structure enables the combined company to leverage best practices, back-office resources and technologies across the three operating companies to help drive cost synergies and efficiencies. The combined company has the ability to utilize its combined financial resources to accelerate a strategy of expansion through both business acquisitions and organic growth.

Organic Growth Strategy

We intend to grow our revenue organically and further improve our operations by exploring growth opportunities that provide different channels to reach customers, increase revenue and generate positive results. We plan to utilize our company structure to grow organic revenue by collaborative selling across our customer bases and expanding the digital capabilities across our platform.

Acquisition Strategy

In addition to organic growth, we plan to actively pursue acquisition opportunities complementary to our businesses that we believe will be financially accretive to our organization.

Recent Other Acquisitions — During 2022, other businesses were acquired as part of the growth strategy. TestEquity acquired Interworld Highway, LLC for $54.7 million, National Test Equipment for $7.2 million, and Instrumex for $3.9 million. Gexpro Services acquired Resolux ApS ("Resolux") for $30.8 million and Frontier Technologies Brewton, LLC and Frontier Engineering and Manufacturing Technologies, Inc. ("Frontier") for $25.7 million. The consideration exchanged for these acquired businesses included various combinations of cash, sellers notes, and forms of share based payments. For more information about these acquisitions, refer to the "Other Acquisitions" section of Note 3 – Business Acquisitions in Item 8. Financial Statements.

Human Capital Resources - General Employee Information

Our organization supports a culture of continuous improvement and emphasizes the importance of addressing the needs of our customers. We require our employees to act with integrity in every aspect of our business while encouraging them to be results driven, team oriented and progressive.

As of December 31, 2022, our combined workforce included approximately 3,100 individuals, comprised of approximately 1,646 in sales and marketing, approximately 1,189 in operation and distribution and approximately 298 in management and administration. Approximately 1,720 individuals are within Lawson, 554 are within TestEquity, 684 are within Gexpro Services, with the remaining in corporate or other non-reportable segments.

Segments

The Company’s three reportable segments are (i) Lawson, (ii) Gexpro Services and (iii) TestEquity, which align with our principle operating businesses. The following is a discussion of these reportable segments. For more information about our segments, please refer to Note 14 – Segment Information in Item 8. Financial Statements, which is incorporated herein by reference.

Lawson

Lawson is a distributor of products and services to the industrial, commercial, institutional and governmental MRO marketplace. Lawson primarily distributes MRO products to its customers through a network of sales representatives throughout the United States and Canada.

Background and Operations — Lawson delivers quality products to customers and offers them extensive product knowledge, product application expertise and Vendor Managed Inventory ("VMI") services. Lawson competes for business primarily by offering a value-added service approach wherein highly trained sales representatives manage the product inventory for customers. The VMI model makes it less likely that customers will run out of a product while optimizing their inventory levels. Lawson ships products to its customers in all 50 states, Puerto Rico, Canada, Mexico and the Caribbean.

Strategic Focus — Lawson's vision is to be its customers' first choice for MRO solutions that improve their operating performance. Lawson plans to achieve its vision by working closely with customers to maintain and enhance their operations by providing them with quality products, superior service and innovative solutions and to grow both organically and through acquisitions.

Industry and Competition — The MRO market is comprised of companies that buy and stock products in bulk and supply these products to customers on an as needed basis. The customer benefits from our knowledge and the convenience of ordering smaller quantities maintained by us.

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

Customers — During 2022, the Lawson segment sold products to over 67,000 distinct customers. Lawson's largest customer accounted for approximately 3% of consolidated revenue. In 2022, approximately 91% of Lawson's revenue was generated in the United States and approximately 9% in Canada. Although seasonality is not significant, due to fewer selling days and less activity during the holiday season, revenue in the fourth quarter is historically lower than the first three quarters of the year.

Lawson's customers operate in a variety of industries. Lawson's revenue percentages by customer end markets in 2022 were as follows:

Industry Category	Percentage of Lawson Revenue
Manufacturing	22%
Automotive	18%
Government and Military	14%
Construction	8%
Equipment rental	6%
Transportation	4%
Agriculture	3%
Mining	3%
Other	22%
100%

Lawson's customers include a wide range of purchasers of industrial supply products from small repair shops to large national and governmental accounts.

Products — Lawson's revenue percentages by product categories in 2022 were as follows:

Product Category	Percentage of Lawson Revenue
Fastening systems	18%
Fluid power	15%
Cutting tools and abrasives	13%
Specialty chemicals	11%
Electrical	11%
Aftermarket automotive supplies	10%
Safety	4%
Welding and metal repair	1%
Other	17%
100%

Lawson offers over 117,000 different products of which over 93,000 products are maintained in distribution centers. Lawson strives to carry sufficient inventory to ensure product availability and rapid processing of customer orders. Accurate forecasting of customer demand is essential to establish the proper level of inventory for each product. Inventory levels need to be sufficient to meet customer demand while avoiding the costs of stocking excess items.

During 2022, Lawson purchased products from approximately 2,400 suppliers and no single supplier accounted for more than 6% of these purchases. The loss of one core supplier could affect operations by hindering the ability to provide full service to customers.

Lawson's quality control department tests its product offerings to help ensure they meet our customers' specifications. Lawson recommends solutions to help customers maximize product performance and avoid costly product failures. Lawson's engineering department provides technical support for products and offers on-site problem solutions. It also develops and presents product safety and technical training seminars tailored to meet customers' needs.

Human Capital Resources — As of December 31, 2022, Lawson's workforce was estimated to have 1,720 individuals: approximately 1,218 in sales and marketing of whom 1,000 are sales representatives, 386 in operation and distribution and 116 in management and administration. Approximately 11% of the Lawson workforce is covered by two collective bargaining agreements. We believe that our relationships with our employees and their collective bargaining organizations are good.

Sales force growth is a driver of the Lawson business, and increased sales coverage throughout the United States and Canada directly impacts Lawson's success as an organization. Lawson is focused on identifying and recruiting individuals who are a good fit with its sales organization and providing them with the tools needed to succeed, such as training about Lawson's products and on the successful and effective ways to call potential customers and maintain relationships with existing customers. Lawson's product training educates its sales team on the optimal uses of products, enabling them to provide the proper products and customized solutions to address customers' needs, including technical expertise and on-site problem resolution.

Lawson's leadership team is also focused on reducing sales force turn-over and on offering growth opportunities for our sales representatives.

TestEquity

TestEquity is a leading distributor of test and measurement equipment and solutions, electronic production supplies and tool kits from its leading manufacturing partners. TestEquity operates primarily through its five distribution brands, namely TestEquity, TEquipment, Techni-Tool, Jensen Tools and Instrumex, and is focused primarily in North America with a network of sales representatives throughout the United States, Canada, Mexico, Germany and the United Kingdom.

Background and Operations — Based out of Moorpark, California, TestEquity is a large, comprehensive provider of electronic test solutions in the United States supporting the aerospace and defense, wireless and communication, semiconductors, industrial electronics and automotive, and electronics manufacturing industries. TestEquity designs, rents and sells a full line of high-quality environmental test chambers. In addition to a large array of test and measurement products, TestEquity also offers calibration, refurbishment and rental solutions and a wide range of refurbished products. TestEquity continues to benefit from electronification of products across a range of industries including the internet of things ("IOT"), electric vehicles ("EV") and the 5th generation mobile network ("5G"). TestEquity offers over 250,000 products and 700 manufacturer brands with overlap across the following brands.

TEquipment (acquired as Interworld Highway, LLC) is one of the top distributors for both test and measurement and electronic production supplies in the United States with its e-commerce focused strategy, broad product range, amplified by access to core TestEquity products, and strong technical support for their customers.

Techni-Tool is one of the industry’s largest solder, soldering equipment and electronic production distributors. Techni-Tool offers a wide range of products to support electronic production as well as compliance testing. In addition to the brand specific products offered, Techni-Tool also provides VMI solutions and dedicated technical support.

Jensen Tools is a top distributor for the electronics MRO customer base. In addition to being a distributor of handheld tools from leading brands, Jensen Tools offers private label Jensen branded hand tools that have been developed over years of customer usage and manufactured to a specified and demanding tolerance level. Jensen Tools employs a dedicated team of engineering, operational and sales professionals who focus on designing and building quality tool kits for its customers.

Instrumex is a small refurbished test and measurement distributor, based in Munich Germany, with a global reach.

During the third quarter of 2022, the final stage of moving Techni-Tool and Jensen Tools to the TestEquity platform was completed. Customers for each of these brands now have full access to the 250,000 active products across TestEquity group.

Strategic Focus — TestEquity intends to grow revenue both organically and through acquisitions and continuing to expand and improve its service offerings to its customers. In particular, TestEquity strives to improve its digital experience, with a consistent approach for all of its brands. TestEquity intends to seek to increase its market share through continued expansion of product lines and greater penetration of the e-commerce market, enabled through investment in key digital talent and leverage of the existing TestEquity and TEquipment platforms.

Industry and Competition — Across both the test and measurement and electronic production supplies businesses, the North American market is fragmented with competitors ranging from large global distributors to national and regional distributors. Some competitors have greater financial and personnel resources, handle more extensive lines of merchandise, operate larger facilities and price some merchandise more competitively than TestEquity.

Customers — TestEquity serves over 30,000 customers at 100,000 locations across the United States and abroad, primarily in Canada and Europe, with approximately 92% of TestEquity’s revenue in 2022 derived from customers in the United States. TestEquity has expanded its business operations in the United Kingdom and Germany through its recent acquisitions of MCS Test equipment in July 2021 and Instrumex in December 2022. There is not significant seasonality in TestEquity’s business across its fiscal quarters. However, the number of business days in a quarter has an impact on TestEquity’s revenue and profitability.

TestEquity's revenue percentages by customer end markets in 2022 were as follows:

Industry Category	Percentage of TestEquity Revenue
Aerospace and defense	30%
Industrial electronics and electronics manufacturing	26%
Semi-conductor production	8%
Wireless and communications technology	6%
Education	5%
Other	25%
100%

Products — Approximately 15,000 fast-moving products are typically held in inventory across six distribution centers available for next day delivery. TestEquity’s revenue percentages by product categories in 2022 were as follows:

Product Category	Percentage of TestEquity Revenue
Test & measurement	65%
Electronic production supplies	32%
Proprietary products	3%
100%

TestEquity has five key suppliers that made up approximately 50% of TestEquity’s purchases in 2022. In total, TestEquity purchases from approximately 1,050 suppliers across the marketplace.

Human Capital Resources — TestEquity supports a culture of continuous improvement, integrity and diversity. TestEquity prides itself on its ability to meet its customers’ needs in a driven and progressive manner. As of December 31, 2022, TestEquity's workforce was estimated to have 554 individuals, comprised of approximately 178 in sales and marketing, 285 in operation and distribution and 91 in administration and support.

Gexpro Services

Gexpro Services is a world-class global supply chain solutions provider, specializing in the development of mission critical production line management, aftermarket and field installation programs. Gexpro Services provides comprehensive supply chain management solutions, including a full technology suite offering of VMI, kitting, global logistics management, manufacturing localization and import expertise, value engineering and quality assurance. Gexpro Services' end-to-end project management is designed to support manufacturing OEMs with their engineered material specifications, fulfillment, and quality requirements to improve their total cost of ownership. Gexpro Services has manufacturing and supply chain operations in over 31 Service Center sites across nine countries including key geographies in North America, South America, Asia, Europe, and the Middle East. Gexpro Services serves customers in six vertical markets, including renewables, industrial power, consumer and industrial, technology, transportation, and aerospace and defense.

Background and Operations — Gexpro Services was formed in November 2019 and, in February 2020, acquired the “Gexpro Services” business from French distributor Rexel S.A. via a carve-out acquisition.

As a top distributor and service provider to the OEM market, Gexpro Services has approximately 2,700 suppliers offering approximately 60,000 products. These products are inventoried and sourced through 31 locations in North America, South America, Asia, Europe and the Middle East.

Strategic Focus — Gexpro Services intends to grow organically through market share expansion primarily through new product introduction, increased sales of products and services to existing customers and expansion of its customer base. Gexpro Services believes that its services benefit its customers by helping them reduce their direct and indirect procurement costs and total cost of ownership for high volume, low value Class C parts, and that its services can help drive substantial cost savings for its customers. Additionally, Gexpro Services intends to grow its business through strategic, accretive acquisitions, and through continued improvement in service and product offerings to its customers.

Industry and Competition — Gexpro Services operates in a large, fragmented market with many competitors servicing OEMs as well as the MRO segment of the Class C product line. Competitors of Gexpro Services include large global distributors as well as national, regional and local distributors.

Customers — Gexpro Services serves almost 1,800 customers in over 38 countries through its 30 facilities. In 2022, approximately 71% of Gexpro Services' revenues were generated in the United States. Through its customer base, Gexpro Services provides VMI services with over 100,000 installed bins which allow its customers to maintain the necessary on-hand inventory levels to support their production cycles. Gexpro Services’ value-added processes for its customers include VMI, packaging and kitting, engineering, product standardization when appropriate, sales and technical support, global sourcing and quality assurance.

Approximately 65% of Gexpro Services’ revenue in 2022 were from customers under long-term agreements. Gexpro Services’ largest customer represented approximately 19% of Gexpro Services’ 2022 total revenue while the top 20 customers represented approximately 63% of Gexpro Services’ 2022 total revenue.

Gexpro Services has existing customers in many different industry end markets. Gexpro Services' revenue percentages by customer end markets in 2022 were as follows:

Industry Category	Percentage of Gexpro Services Revenue
Renewable energy	27%
Transportation	19%
Industrial power	17%
Technology	14%
Consumer and industrial	14%
Aerospace and defense	9%
100%

Products — Gexpro Services' revenue percentages by product categories in 2022 were as follows:

Product Category	Percentage of Gexpro Services Revenue
Hardware	41%
Fabrications	22%
Electrical	21%
Mechanical	16%
100%

Approximately 71% of Gexpro Services’ suppliers are based in the United States, which helps limit the risk of increased freight and logistics costs; however, many of these suppliers source their products from overseas. Gexpro Services maintains favorable and long-tenured relationships with approximately 2,700 suppliers, with the largest supplier representing approximately 2% of Gexpro Services’ total product purchases in 2022 while the top 10 suppliers represented approximately 15% of total product purchases in 2022.

Human Capital Resources — Gexpro Services supports a culture of continuous improvement, integrity and diversity. Gexpro Services prides itself on being a full value provider to its customers supported with a team committed to providing world-class customer service. As of December 31, 2022, Gexpro Services' workforce was estimated to have 684 individuals, comprised of approximately 219 in sales and marketing, 401 in operation and distribution and 64 in management and administration.

Available Information

We file with, or furnish to, the Securities and Exchange Commission ("SEC") annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and, as applicable, amendments to those reports pursuant to Section 13(a) or 15(d) of the Exchange Act. The public can obtain copies of these materials by accessing the SEC's website at http://www.sec.gov. In addition, as soon as reasonably practicable after such materials are filed with, or furnished to, the SEC, we make copies available to the public free of charge through our website at www.distributionsolutionsgroup.com or by calling (773) 304-5050. Information on our website is not incorporated by reference into this report. We also make available on our website our Code of Ethics, Corporate Governance Principles and the charters of the committees of our Board of Directors.

Information About Our Executive Officers

The executive officers of DSG as of February 1, 2023 were as follows:

Name	Age	Year First Named to Present Office	Position
J. Bryan King	51	2022	Chairman, President and Chief Executive Officer
Ronald J. Knutson	59	2014	Executive Vice President, Chief Financial Officer and Treasurer
David S. Lambert	49	2021	Vice President, Controller and Chief Accounting Officer

Biographical information for the past five years relating to each of our executive officers is set forth below.

Mr. King was elected President and Chief Executive Officer in May 2022. Mr. King has also served as a member of the Board of Directors of the Company since 2017, and has served as Chairman of the Board of Directors of the Company since March 2019. Mr. King has a career in investment management spanning over three decades and has served as Chairman or managing partner of several industrial distribution companies. Mr. King is a Principal of Luther King Capital Management Corporation (“LKCM”), an SEC-registered investment adviser, and Founder and Managing Partner of LKCM Capital Group and LKCM Headwater Investments, the private capital investment group of LKCM.

Mr. Knutson has served as Executive Vice President, Chief Financial Officer and Treasurer since April 2014 and has served as Executive Vice President and Chief Financial Officer of the Company since July 2012.

Mr. Lambert has served as Vice President, Controller and Chief Accounting Officer of the Company since June 2021. Prior to joining the Company, Mr. Lambert served as the Corporate Controller, and previously the Assistant Controller, of Univar Solutions, a chemical distribution company, publicly traded on the NYSE from June 2017 through June 2021. Prior to that, Mr. Lambert served as the Director of Corporate Accounting and Reporting of Donnelley Financial Solutions, a financial compliance company, publicly traded on the NYSE from September 2016 through June 2017. Prior to these roles, Mr. Lambert held progressive roles within finance and accounting at several other publicly traded companies.

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

Our business strategy requires us to carry a significant amount of inventory to meet rapid processing of customer orders. If our inventory forecasting and production planning processes result in inventory levels exceeding the levels demanded by customers or should our customers decrease their orders with us, our operating results could be adversely affected due to costs of carrying the inventory and additional inventory write-downs for excess and obsolete inventory, which could materially adversely affect our business, financial condition and results of operations. For example, in 2022, our adjusted gross profit was negatively impacted by an inventory charge of $1.7 million to reduce inventory related to discontinued products where the anticipated net realizable value was lower than the cost reflected in our records.

Work stoppages and other disruptions at transportation centers or shipping ports, along with other supply chain disruptions, may adversely affect our ability to obtain inventory and make deliveries to our customers.

Our ability to rapidly process customer orders is an integral component of our overall business strategy. Interruptions at our company-operated facilities or disruptions at a major transportation center or shipping port, due to events such as severe weather, labor interruptions, natural disasters, acts of terrorism, trade restrictions, government-imposed quotas or other events, could adversely affect our ability to maintain core products in inventory or deliver products to our customers on a timely basis or adversely affect demand for our products, which may in turn adversely affect our business, financial condition and results of operations. Similarly, other supply chain disruptions have impacted our ability to maintain certain core products in inventory and deliver products to customers on a timely basis, and may continue to impact our ability to do so. Such supply chain disruptions may adversely affect our business, financial condition and results of operations.

TestEquity relies on a single supplier for a significant amount of its product inventory, and any disruptions in such supplier’s business, operations or financial condition, or TestEquity’s relationship with such supplier, could have a material adverse effect on our business, financial condition and results of operations.

TestEquity relies on a single supplier for a significant amount of its product inventory, including electronic test and measurement equipment. During 2022 and 2021, the aggregate dollar amount of TestEquity’s purchases from that supplier represented approximately 25% and 41%, respectively, of the aggregate dollar amount of TestEquity’s purchases of product inventory from all of TestEquity’s suppliers during such periods. Any disruptions in that supplier’s business, operations or financial condition, or TestEquity’s relationship with this supplier, could have a material adverse effect on our business, financial condition and results of operations.

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

Cyber-attacks or other information security incidents could have a material adverse effect on our business, operating results and financial condition, subject us to additional legal costs and damage our reputation in the marketplace.

We are increasingly dependent on digital technology to process and record financial and operating data and communicate with our employees and business partners. During the normal course of business we receive, retain and transmit certain confidential information that our customers provide to purchase products or services or to otherwise communicate with us, as well as certain information about our employees and other persons and entities.

Our technologies, systems, networks and data and information processes (and those of our business partners) have been, and may in the future be, the target of cyber-attacks and/or information security incidents that may have resulted in, or may in the future result in, the unauthorized release, misuse, loss or destruction of proprietary, personal and other information, or other disruption of our business operations, including compromise of our email systems. For example, in February 2022, DSG became aware that its computer network was the subject of a cyber incident potentially involving unlawful access. Because of the nature of the information that may have been compromised, we were required to notify the parties whose information was potentially compromised of the incident as well as various governmental agencies and have taken other actions, such as offering credit monitoring services. In addition, from time to time our email systems (and those of our business partners communicating with us) have been subjected to malicious attacks, including phishing attacks.

Such attacks or incidents could have a material adverse effect on our operating results and financial condition, subject us to additional legal costs and damage our reputation in the marketplace. The techniques used by criminals to obtain unauthorized access to sensitive data change frequently and often are not recognizable until launched against a target or until a breach has already occurred. Accordingly, we may be unable to anticipate these techniques or implement adequate preventative measures. As cyber threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and fix any information security vulnerabilities.

We maintain and have access to data and information that is subject to privacy and security laws, data protection laws and applicable regulations. The interpretation and application of such laws, including federal, state and international laws, relating to the collection, use, retention, disclosure, security and transfer of personally identifiable data in the United States (including but not limited to the California Consumer Privacy Act and the California Privacy Rights Act), Europe (including but not limited to the European Union's General Data Protection Regulation) and elsewhere, are uncertain and evolving. Despite our efforts to protect such information, cyber incidents or misplaced or lost data could have a materially adverse impact on our business, and may divert management and employee attention from other business and growth initiatives. Further, an information privacy or security incident could result in legal or reputational risks and could have a materially adverse impact on our business, financial condition and results of operations.

The inability to successfully recruit, integrate and retain productive sales representatives could adversely affect our business, financial condition and operating results.

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

The Mergers involve the combination of businesses that previously operated as independent businesses. Management has devoted and will continue to devote, significant attention and resources to combine certain business operations of TestEquity and Gexpro Services with our legacy business operations. This may divert the time and attention of our management team and diminish their time to manage our businesses, service existing customers, attract new customers, develop new products, services and strategies and identify other beneficial opportunities.

If our management is not able to effectively manage the process following the closing of the Mergers, or if any significant business activities are interrupted as a result of this process, our businesses could suffer.

Furthermore, it is possible that the Mergers could result in the loss of key employees. If we are not able to fully realize the anticipated savings and synergies from the Mergers in a timely manner, or the cost to achieve these synergies is greater than expected, we may not fully realize the anticipated benefits (or any benefits) of the Mergers, or it may take longer than expected to realize any benefits. The failure to fully or timely realize the anticipated benefits could have a negative effect on the market price of DSG common stock.

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

We strive to improve operational efficiencies throughout our organization and to identify and initiate changes intended to improve our internal operations. The implementation of changes to our current operations involves a risk that the changes may not work as intended, may disrupt related processes, may not be properly applied or may not result in accomplishing the intended efficiencies. Failure to successfully manage the implementation of these changes could lead to disruptions in our operations.

The inability to successfully integrate additional acquisitions into our organization could adversely affect our operations and operating results.

One of our growth strategies is to actively pursue additional acquisition opportunities which complement our business model. However, there are risks associated with pursuing acquisitions, which include the incurrence of significant transaction costs without the guarantee that such transactions will be completed and the risk that we may not realize the anticipated benefits of the acquisition once it is completed. We may fail to successfully identify the right opportunities and/or to successfully integrate the acquired businesses, operations, technologies, systems and/or personnel with those of DSG, which could adversely affect our business, financial condition and results of operations. See also the section entitled “Item 1A. Risk Factors – TestEquity Merger and Gexpro Services Merger Risks” for a discussion of various additional risk factors relating to our completed business combination with TestEquity and Gexpro Services.

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

Changes that affect governmental and other tax-supported entities, including but not limited to changes arising from the ongoing conflict in Ukraine, could negatively impact our revenue and earnings.

A portion of our revenue is derived from the United States military and other governmental and tax-supported entities. These entities are largely dependent upon government budgets and require adherence to certain laws and regulations, including sanctions. In February 2022, armed conflict escalated between Russia and Ukraine and resulted in sanctions against Russia and Belarus by the U.S. and other countries. Such sanctions to date include restrictions on selling or importing goods, services, or technology in or from affected regions and travel bans and asset freezes impacting connected individuals and political, military, business, and financial organizations in Russia and Belarus. Although we have not, do not currently and do not plan to conduct business operations in Russia, Belarus, or Ukraine, it is not possible to predict the broader consequences of this ongoing conflict, which could include further sanctions, embargoes, increases or decreases in military spending or other geopolitical instability. Any decrease in the levels of defense and other governmental spending or the introduction of more stringent governmental regulations and oversight, arising from the ongoing conflict in Ukraine or otherwise, could lead to reduced revenue or an increase in compliance costs which would adversely affect our business, financial condition and results of operations.

Debt Financing Risks

We have a significant amount of indebtedness, and our significant indebtedness could adversely affect our business, financial condition and results of operations.

We have $417.1 million of indebtedness as of December 31, 2022, which includes a significant amount of indebtedness under our Amended and Restated Credit Agreement (as defined herein). In addition, we may be able to incur a significant amount of additional indebtedness, subject to the terms and restrictions of our Amended and Restated Credit Agreement. Our indebtedness could have significant consequences on our future operations, including:

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

Failure to adequately fund our operating and working capital needs through cash generated from operations and borrowings available under our Amended and Restated Credit Agreement could negatively impact our ability to invest in our business and maintain our capital structure.

Our business requires investment in working capital and fixed assets. We expect to fund these investments from cash generated from operations and borrowings available under our Amended and Restated Credit Agreement. Failure to generate sufficient cash flow from operations or from our Amended and Restated Credit Agreement could cause us to have insufficient funds to operate our business. Adequate funds may not be available when needed or may not be available on favorable terms.

Our business, financial condition and operating results could be materially adversely affected if we failed to meet the covenant requirements of our Amended and Restated Credit Agreement.

Our Amended and Restated Credit Agreement contains financial and other restrictive covenants. These covenants could adversely affect us by limiting our financial and operating flexibility as well as our ability to plan for and react to market conditions and to meet our capital needs. Failure to meet these covenant requirements could lead to higher financing costs and increased restrictions, reduce or eliminate our ability to borrow funds, result in events of default and accelerate the date on which our indebtedness must be repaid.

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

Government efforts to combat inflation, along with other interest rate pressures, could lead to higher financing costs.

Inflation has risen on a global basis, the United States has been experiencing historically high levels of inflation, and government entities have taken various actions to combat inflation, such as raising interest rate benchmarks. Government entities may continue their efforts, or implement additional efforts, to combat inflation, which could include among other things continuing to raise interest rate benchmarks and/or maintaining interest rate benchmarks at elevated levels. Such government efforts, along with other interest rate pressures, could lead to higher financing costs and have material adverse effect on our business, financial condition and results of operations.

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

Entities affiliated with LKCM and J. Bryan King beneficially own a significant majority of the outstanding DSG common stock and, therefore, have significant influence over our Company, which could delay or deter a change in control or other business combination or otherwise cause us to take actions with which you may disagree.

Based on a Schedule 13D filed with the SEC by LKCM and various other persons and entities (as amended through June 17, 2022), entities affiliated with LKCM beneficially owned in the aggregate approximately 14.6 million shares of DSG common stock as of June 15, 2022, representing approximately 75% of the outstanding shares of DSG common stock as of February 28, 2023. J. Bryan King, Chairman and Chief Executive Officer of the Company, is a Principal of LKCM. As a result, LKCM has significant influence over the outcome of matters requiring a stockholder vote, including the election of directors and the approval of other significant matters, and LKCM’s interests may not align with the interests of other stockholders. This concentration of ownership could also have the effect of delaying or preventing a change of control or other business combination that might be beneficial to our stockholders.

In addition, as a result of this concentrated ownership interest of DSG common stock, DSG believes that it qualifies as a “controlled company.” Under NASDAQ Listing Rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and, accordingly, DSG believes that, if it so desired, it would be generally exempt from the requirements of Rule 5605(b), (d) and (e) of the Nasdaq Listing Rules that among other things would otherwise require DSG to have:

•a majority of the DSG board of directors comprised of independent directors;
•a compensation committee comprised solely of independent directors; and
•director nominees be selected, or recommended to the DSG board of directors for selection, either by (1) DSG's independent directors constituting a majority of the DSG board of directors’ independent directors in a vote in which only independent directors participate or (2) a nominating committee comprised solely of independent directors.

Completion of the Mergers resulted in the issuance of a significant number of shares of DSG common stock, and may result in the issuance of a significant number of additional shares of DSG common stock, which could have a negative effect on the price of DSG common stock.

We issued an aggregate of 10.3 million shares of DSG common stock on April 1, 2022 in connection with the closing of the Mergers. In addition, we could be obligated to issue up to an aggregate of 1.7 million additional shares of DSG common stock in accordance with the earnout provisions of the Merger Agreements. As of February 28, 2023, approximately 1.7 million additional shares of DSG common stock are expected to be issued to entities affiliated with LKCM in accordance with, and subject to customary terms and conditions of, the earnout provisions of the Merger Agreements. The issuance of such a significant number of shares of DSG common stock could have a negative effect on the market price of DSG common stock.

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

TestEquity’s and Gexpro Services’ international operations subject us to new and additional legal and regulatory regimes.

TestEquity has business operations and/or sales in a number of foreign countries, including Canada, Mexico, Germany and the United Kingdom. Gexpro Services has business operations and/or sales in a number of foreign countries, including Hungary and China. Lawson has business operations in Canada. As a result of the completion of the Mergers, we are subject to a wider array of foreign legal and regulatory regimes (including tax regimes) than what we were subject to prior to the completion of the Mergers. Compliance with diverse legal and regulatory requirements, including in connection with the movement or repatriation of cash, may be costly and time-consuming and require significant resources. Violations could result in significant fines or monetary damages, sanctions, prohibitions or restrictions on doing business and damage to our reputation. In addition, operating in foreign countries requires us to manage the potential conflicts between locally accepted business practices in any given jurisdiction and our obligations to comply with laws and regulations with respect to such jurisdictions, including anti-corruption laws or regulations applicable to DSG, such as the U.S. Foreign Corrupt Practices Act (the “FCPA”) and the UK Bribery Act 2010 (the “UKBA”). The U.S., U.K. and other foreign agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against companies for violations of export controls, the

FCPA, the UKBA, and other laws, rules, sanctions, embargoes and regulations, including those established by the Office of Foreign Assets Control. Any violation of these legal requirements, even if prohibited by our policies, procedures and controls, could subject us to criminal or civil enforcement actions or penalties for non-compliance or otherwise have an adverse effect on our business and reputation.

As a result of the Mergers, DSG’s ability to use its net operating losses and certain other tax attributes generated prior to the Mergers may be subject to limitations.

At December 31, 2022, the Company had $24.2 million of U.S. federal net operating loss carryforwards which are subject to expiration beginning in 2026 and $28.7 million of various state net operating loss carryforwards which expire at varying dates between 2023 and 2034. As a result of the Mergers, DSG’s ability to use its net operating losses and certain other tax attributes generated prior to the Mergers may be subject to limitations, which may adversely impact on our future tax liability and cash flows.

Public Health Emergencies Risks

Public health emergencies, whether domestic or international, such as the COVID-19 pandemic, may materially adversely affect our business, financial condition and results of operations.

Pandemics, epidemics or disease outbreaks in the U.S. or globally may have a material adverse effect on our business, employees, suppliers, customers, and the general economy. The full effect and estimated length of these disruptions could be difficult to predict by the Company given such an event is affected by a number of factors, many of which could be outside of our control. For example, the COVID-19 pandemic resulted in lost revenue to our Company, limited our ability to source high demand product, limited our sales force to perform certain functions due to state or federal stay-at-home orders, resulted in a slow-down of customer demand for our products and limited the ability of some customers to pay us on a timely basis.

TestEquity Merger and Gexpro Services Merger Risks

We are subject to business uncertainties as a result of the Mergers that could materially and adversely affect our businesses.

Uncertainty about the effect of the Mergers on employees, customers, suppliers and others having business relationships with us may have a material and adverse effect on our businesses. These uncertainties may impair our ability to attract, retain and motivate key personnel for a period of time after the closing of the Mergers. These uncertainties could also cause our customers, suppliers and other contractors to change or sever existing business relationships with us. Employee retention and recruitment may be challenging for the combined company as existing employees and prospective employees may experience uncertainty about their future roles with the combined company. Furthermore, no assurance can be given that after the Mergers we will be able to attract or retain key management personnel or other key employees to the same extent that legacy Lawson, TestEquity and Gexpro Services had been able to attract or retain their own employees. The departure of existing key employees or the failure of potential key employees to accept employment with the combined company, despite our retention and recruiting efforts, could have a material adverse impact on our business, financial condition and operating results.

Litigation relating to the Mergers could result in the payment of damages following the closing of the Mergers.

DSG and members of the DSG board of directors currently are, and may in the future be, parties, among others, to litigation related to the Merger Agreements and the Mergers. Among other remedies, the stockholders in the pending litigation seek, and other stockholders could seek, monetary damages. The outcome of any legal proceedings are difficult to predict and any such lawsuits could result in substantial costs to us. The existence of litigation relating to the Mergers may also be costly and distracting to management. Further, the resources and costs to defend or settle any lawsuit or claim may adversely affect our business, financial condition, results of operations and cash flows. See Note 15 – Commitments and Contingencies to our consolidated financial statements, included in Item 8. Financial Statements, for a description of certain of our pending legal proceedings relating to the Mergers, which are incorporated herein by reference.

TestEquity and Gexpro Services were private companies before the Mergers and may not have had in place the financial organization, reporting and internal controls necessary for a public company. We are required to evaluate our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and could have an adverse effect on our stock price.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of our expanding business operations, primarily related to our merger in April 2022, we have experienced an increase in complex and non-routine accounting transactions and control activities necessary to properly present consolidated results. Specifically, in our TestEquity operating segment, we did not have sufficient technical accounting resources and personnel (i) to help ensure proper application of U.S. GAAP in the accounting for certain areas primarily related to accounting for business acquisitions and the disposal of rental equipment, or (ii) to effectively design and execute our process level controls around (a) revenue recognition, (b) account reconciliations, (c) accounting policies, and (d) proper segregation of duties. Although these control deficiencies did not result in any material misstatement of our consolidated financial statements, it could lead to a material misstatement of account balances or disclosures. Accordingly, management has concluded that these control deficiencies constitute a material weakness at December 31, 2022. Management has identified the steps necessary to remediate the material weakness, however, the material weakness has not been remediated as of December 31, 2022.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on our internal control over financial reporting. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Each year, we must prepare or update the process documentation and perform the evaluation needed to comply with Section 404 of the Sarbanes-Oxley Act of 2002. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective. Ensuring that we have adequate internal financial and accounting controls and procedures in place is a costly and time-consuming exercise that needs to be re-evaluated frequently. We and our independent auditors may in the future discover areas of our internal controls that need further attention and improvement, particularly with respect to any other businesses that we decide to acquire in the future.

Implementing any appropriate changes to our internal controls may require specific compliance training, entail substantial costs in order to modify our existing accounting systems or those of the companies that we acquire, and take a material period of time to complete. However, such changes may not be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could harm our ability to operate our business. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Investor perception that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely, consistent basis may adversely affect our stock price. Failure to comply with Section 404 of the Sarbanes-Oxley Act of 2002 could also potentially subject us to sanctions or investigations by the SEC, NASDAQ or other regulatory authorities.

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

Changes in energy costs, tariffs, transportation costs and the cost of raw materials used in our products, and other inflationary pressures, could impact our cost of goods and distribution and occupancy expenses, which may result in lower operating margins.

Increases in the cost of raw materials used in our products (e.g., steel, brass, copper), quotas imposed on any cross border supplies within our businesses, increases in tariffs, increases in natural gas, electricity and other energy costs and increases in freight and other costs necessary to produce and transport our products, as well as other inflationary pressures, will raise the production costs of our vendors. Those vendors have typically looked to pass the higher costs along to us through price increases. If we are unable to fully pass such increased prices and costs through to our customers or to modify our activities, the impact would have an adverse effect on our operating profit margins and financial condition. On the other hand, a decrease in oil prices may result in weaker demand from oil and gas customers in the future, resulting in lower net sales. Changes in trade policies could affect our sourcing of product and ability to secure sufficient product and/or impact the cost or price of our products, with potentially negative impacts on our reported gross profits and results of operations.

Supply chain constraints, inflationary pressure and labor shortages could impact our cost of goods and other costs and expenses, which may result in lower gross profit margins and/or otherwise materially adversely affect our business, financial condition and results of operations.

Our businesses have been and may continue to be impacted by supply chain constraints, resulting in inflationary pressure on material costs, longer lead times, port congestion, and increased freight costs. This could result in challenges in acquiring and receiving inventory in a timely fashion and fulfilling customer orders. In addition, we have been and may continue to be impacted by labor shortages. This could result in challenges in fulfilling customer orders and can have a negative impact on our operating results as we may be required to utilize higher-cost temporary labor. We have also experienced and continue to experience inflationary pressure in other areas that adversely impact our cost of goods sold and other costs and expenses. While we have instituted various price increases during 2022 in response to rising supplier costs, as well as increased transportation and labor costs, there can be no assurance that future cost increases can be partially or fully passed on to customers, or that the timing of such sales price increases will match our supplier cost increases. As a result, we are unable to predict the impact of these constraints on our business, financial condition and results of operations.

The Company is exposed to the risk of foreign currency changes.

A number of our subsidiaries are located and operate outside the United States, and each uses the currency in such foreign country as its functional currency. Operating results denominated in foreign currencies are translated into U.S. dollars when consolidated into our financial statements. Therefore, we are exposed to market risk relating to the fluctuation of value of such foreign currencies (including the Canadian dollar, Mexican peso, British pound sterling, the Euro, Danish krone, Brazilian real, Chinese renminbi, and Turkish lira) relative to the U.S. dollar that could adversely affect our financial condition and operating results.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our principal executive office is located in Chicago, Illinois under a lease expiring in March 2026. As of December 31, 2022, we owned or leased multiple properties in the United States and abroad, including office spaces, distribution centers, warehouses and branch retail locations.

Owned and leased properties by reportable segment as of December 31, 2022 are summarized below.

	Number of Properties
	Lawson	TestEquity	Gexpro Services	All Other(1)
Offices	2	4	3	—
Distribution centers/warehouses	6	8	28	—
Branch locations	—	—	—	14
Other (2)	1	—	—	—
Total	9	12	31	14
(1)Properties used by the Bolt Supply House ("Bolt"), a non-reportable segment.
(2)In connection with the sale of a discontinued business, we have agreed to lease the facility prior to the sale of the property.

While we believe that our facilities are adequate to meet our current needs, we will continue to assess the location and operation of our facilities to determine whether they meet the strategic needs of our business.

ITEM 3. LEGAL PROCEEDINGS.

See Note 15 – Commitments and Contingencies to our consolidated financial statements, included in Item 8. Financial Statements and Supplementary Data, which is incorporated herein by reference, for a description of certain of our pending legal proceedings, which are incorporated herein by reference. In addition, the Company is involved in legal actions that arise in the ordinary course of business.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Stock Price Data

The Company’s common stock is traded on the Nasdaq Global Select Market under the symbol of “DSGR”. On February 28, 2023, the closing sales price of our common stock was $44.41 and the number of stockholders of record was 275. We did not declare or pay dividends in either 2022 or 2021 and the Company currently has no plans to declare or pay dividends in the foreseeable future. Dividends are subject to certain restrictions based on terms detailed in our Amended and Restated Credit Agreement. Information about our equity compensation plans may be found in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this report which is hereby incorporated by reference.

Repurchases of Equity Securities

In the second quarter of 2019, the Board of Directors authorized a program pursuant to which the Company was authorized to repurchase up to $7.5 million of DSG common stock from time to time in open market transactions, privately negotiated transactions or by other methods. On November 2, 2022, the Board of Directors increased the repurchase program from $7.5 million to $12.5 million. We had $7.6 million of remaining availability under the stock repurchase program as of December 31, 2022.

The following table summarizes repurchases of DSG common stock for the three months ended December 31, 2022 under the repurchase program described above and excludes shares withheld from employees to satisfy tax withholding requirements on option exercises and other equity-based transactions.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1 through October 31, 2022	—	$—	—	$7,572,000
November 1 through November 30, 2022	—	—	—	7,572,000
December 1 through December 31, 2022	—	—	—	7,572,000
Total	—		—

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included in this Annual Report on Form 10-K, the Lawson Products, Inc. audited consolidated financial statements and accompanying notes included in DSG's Annual Report on Form 10-K filed for the year ended December 31, 2021 and the Lawson Products, Inc. unaudited condensed consolidated financial statements and accompanying notes included in DSG’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022.

References to “DSG”, the “Company”, "we", "our" or "us" refer to Distribution Solutions Group, Inc. and all entities consolidated in the accompanying consolidated financial statements.

Overview

DSG is a multi-platform specialty distribution company providing high touch, value-added distribution solutions to the maintenance, repair & operations (“MRO”), the original equipment manufacturer (“OEM”) and the industrial technologies markets. The Mergers that were consummated in April 2022 resulted in the combination of Lawson Products, Inc. ("Lawson"), TestEquity Acquisition, LLC ("TestEquity") and 301 HW Opus Holdings, Inc., conducting business as Gexpro Services ("Gexpro Services"). For a description of the business combination, refer to Item 1. Business and Note 1 – Nature of Operations and Basis of Presentation in Item 8. Financial Statements.

We manage and report our operating results through three reportable segments: Lawson, TestEquity and Gexpro Services. A summary of our segments is presented below. For additional details about our segments, see Item 1. Business and Note 14 – Segment Information in Item 8. Financial Statements.

Lawson is a distributor of specialty products and services to the industrial, commercial, institutional and government MRO market.

TestEquity is a distributor of test and measurement equipment and solutions, electronic production supplies, and tool kits from its leading manufacturer partners supporting the technology, aerospace, defense, automotive, electronics, education, and medical industries.

Gexpro Services is a global supply chain solutions provider, specializing in developing and implementing VMI and kitting programs to high-specification manufacturing customers.

In addition to these three reportable segments, we have an “All Other” category which includes unallocated DSG holding company costs that are not directly attributable to the ongoing operating activities of our reportable segments and the inconsequential results of a non-reportable segment.

Sales Drivers

DSG believes that the Purchasing Managers Index ("PMI") published by the Institute for Supply Management is an indicative measure of the relative strength of the economic environment of the industry in which we operate. The PMI is a composite index of economic activity in the U.S. manufacturing sector. We believe that a measure of that index above 50 generally indicates expansion of the manufacturing sector while a measure below 50 generally represents contraction. The average monthly PMI was 53.5 in the year ended December 31, 2022 compared to 60.7 in the year ended December 31, 2021.

Lawson Sales Drivers

The North American MRO market is highly fragmented. Lawson competes for business with several national distributors as well as a large number of regional and local distributors. The MRO business is impacted by the overall strength of the manufacturing sector of the U.S. economy.

Lawson's revenue is also influenced by the number of sales representatives and their productivity. Lawson plans to continue concentrating its efforts on increasing the productivity and size of its sales team. Additionally, Lawson drives revenue through the expansion of products sold to existing customers as well as attracting new customers and additional ship-to locations. Lawson also uses an inside sales team and an e-commerce site to generate sales.

TestEquity Sales Drivers

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

Specifically in respect of its electronic production supplies business, the current semi-conductor chip shortage, primarily due to the COVID-19 pandemic, is negatively impacting TestEquity’s business as such chips are key elements to the electronic production process. TestEquity anticipates that recovery of this important part of its customers’ supply chain will occur in 2023.

Gexpro Services Sales Drivers

The global supply chain solutions market is highly fragmented across Gexpro Services' key vertical segments. Gexpro Services’ competitors range from large global distributors and manufacturers to small regional domestic distributors and manufacturers. Gexpro Services revenue is influenced by our OEMs’ production schedules, new product introduction launches, and service project needs.

Gexpro Services drives revenue through increasing wallet share with existing customers, customer-led geographic expansion, and new customer development in its six key vertical markets. Additionally, Gexpro Services drives revenue through expansion of its installation and aftermarket services by leveraging its portfolio of recent acquisitions.

Key Factors Affecting our Results of Operations and Financial Condition

Supply Chain Disruptions

Along with the broader economy, we continue to be affected by rising supplier costs caused by inflation and increased transportation and labor costs. This results in challenges in acquiring and receiving inventory in a timely fashion and fulfilling customer orders, which offset some of the sales gains we recorded in 2022 compared to 2021. The supply chain disruptions have also led to higher product costs which have contributed to lower gross profit margins as a percentage of sales in certain pieces of our business. We have instituted various price increases during 2021 and 2022 in response to rising supplier costs, as well as increased transportation and labor costs.

Factors Affecting Comparability to Prior Periods

Our results of operations are not directly comparable to prior results for the periods presented due to the Mergers that were completed on April 1, 2022. The Mergers were accounted for as a reverse merger under the acquisition method of accounting in accordance with the accounting guidance for reverse acquisitions as provided in Accounting Standards Codification 805, Business Combinations ("ASC 805"). Under this guidance, TestEquity and Gexpro Services were treated as a combined entity as the accounting acquirer for financial reporting purposes, and DSG was identified as the accounting acquiree. This determination was primarily made as TestEquity and Gexpro Services were under the common control of an entity that owns a majority of the voting rights of the combined entity, and therefore, only DSG experienced a change in control. Accordingly, the consolidated financial statements as of December 31, 2022 and December 31, 2021 and for the years ended December 31, 2022 and 2021 reflect the results of operations and financial position of TestEquity and Gexpro Services on a consolidated basis, and the results of operations of DSG's legacy Lawson business are included only subsequent, and not prior, to the April 1, 2022 Merger Date.

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

Non-GAAP Adjusted EBITDA

Management believes Adjusted EBITDA is an important measure of the Company's operating performance. We define Adjusted EBITDA as operating income plus depreciation and amortization, stock-based compensation, severance costs, costs related to the execution of the Mergers, adjustments recorded to reduce inventory related to certain discontinued products, amortization of fair value step-up resulting from the Mergers, acquisition related costs (unrelated to the Mergers), and other non-recurring items. The following table provides our calculation of Adjusted EBITDA for the year ended December 31, 2022 and 2021:

Reconciliation of Operating Income to Non-GAAP Adjusted EBITDA (Unaudited)

	Year Ended December 31
(in thousands)	2022(8)	2021
Operating income (loss)	$41,786	$11,421
Depreciation and amortization	45,186	18,683
Stock-based compensation(1)	2,448	—
Severance costs(2)	2,796	50
Merger/integration costs(3)	12,659	2,435
Inventory net realizable value adjustment(4)	1,737	—
Inventory step-up(5)	2,867	212
Acquisition related costs(6)	2,782	6,373
Other non-recurring(7)	1,597	243
Adjusted EBITDA	$113,858	$39,417
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
(5)    Inventory fair value step-up adjustments resulting from the reverse merger acquisition accounting for Lawson and acquisition accounting for additional acquisitions completed by Gexpro Services.
(6)    Expense for acquisition related costs, unrelated to the Mergers.
(7)    Other non-recurring costs consists of sales force optimization and other non-recurring items.
(8)    Includes the operating results of Lawson subsequent, but not prior, to the April 1, 2022 Merger Date in accordance with GAAP accounting guidance for reverse acquisitions.

Management uses operating income and Adjusted EBITDA to evaluate the performance of its reportable segments. See Note 14 – Segment Information of our consolidated financial statements within Item 8. Financial Statements for additional information about our reportable segments. The following table provides Adjusted EBITDA by reportable segment:

	Year Ended December 31
(in thousands)	2022	2021
Adjusted EBITDA
Lawson(1)	$30,584	$—
TestEquity	34,736	16,107
Gexpro Services	43,206	23,310
All Other(2)	5,332	—
Consolidated Adjusted EBITDA	$113,858	$39,417
(1)    Includes the operating results of Lawson subsequent, but not prior, to the April 1, 2022 Merger Date in accordance with GAAP accounting guidance for reverse acquisitions.
(2)    Includes the operating results of All Other subsequent, but not prior, to the April 1, 2022 Merger Date in accordance with GAAP accounting guidance for reverse acquisitions.

Supplemental Information - Lawson Non-GAAP Adjusted Operating Income and Non-GAAP Adjusted EBITDA

For management to discuss Lawson's operating results on a comparable basis, Lawson's historical, pre-merger components of operating income have been provided separately in the table below. In addition, Lawson's GAAP results of operations were adjusted to include the results prior to the Merger Date in order to reflect the total operating activities attributable to Lawson for each period presented. Management believes this historical information provides the most meaningful basis of comparison for Lawson's operations, is more useful in identifying current business trends, and is important for the user of our financial statements in understanding Lawson's business. Refer to Note 1 – Nature of Operations and Basis of Presentation and Note 3 – Business Acquisitions within Item 8. Financial Statements for information about the Mergers.

These non-GAAP amounts are not considered to be prepared in accordance with GAAP, have not been prepared as pro forma results under applicable regulations, may not reflect the actual results we would have achieved had the Mergers occurred at the beginning of 2021, and should not be viewed as a substitute for the results of operations presented in accordance with GAAP. Lawson's historical operating results prior to the Mergers were obtained from the consolidated financial statements included in DSG's Annual Report on Form 10-K filed for the year ended December 31, 2021 and the unaudited condensed consolidated financial statements included in DSG's Quarterly Report on Form 10-Q filed for the quarterly period ended March 31, 2022.

(in thousands)	Year Ended December 31, 2022			Year Ended December 31, 2021
Lawson Operating Income	GAAP Results(1)	Pre-Merger Results(2)	Adjusted Results(3)	GAAP Results(1)	Pre-Merger Results(4)	Adjusted Results(3)

Revenue	$324,783	$104,902	$429,685	$—	$371,668	$371,668
Cost of goods sold	154,030	49,371	203,401	—	171,193	171,193
Gross profit	170,753	55,531	226,284	—	200,475	200,475
Selling, general and administrative expenses	164,217	44,435	208,652	—	192,283	192,283
Operating income (loss)	$6,536	$11,096	$17,632	$—	$8,192	$8,192

Lawson Adjusted EBITDA(5)	$30,584	$8,042	$38,626	$—	$30,390	$30,390

(1)    Operating income prepared in accordance with GAAP, which includes Lawson’s results of operations subsequent, but not prior, to the April 1, 2022 Merger Date. For the year ended December 31, 2021, the operating results of Lawson were not included in the Company's GAAP results. See Note 1 – Nature of Operations and Basis of Presentation and Note 3 – Business Acquisitions within Item 8. Financial Statements.
(2)    Lawson's results of operations for the three months ended March 31, 2022, which occurred prior to the April 1, 2022 Merger Date, were not included in the Company's GAAP operating results under reverse merger acquisition accounting.
(3)    Lawson's results of operations adjusted for comparability on a period-over-period basis. These non-GAAP results represent Lawson’s total operating activities for the year ended December 31, 2022 and 2021, regardless of the Mergers (that is, they reflect both pre- and post-Merger results of Lawson).
(4)    Lawson's results of operations for the year ended December 31, 2021, which occurred prior to the April 1, 2022 Merger Date, were not included in the Company's GAAP operating results under reverse merger acquisition accounting. See Note 1 – Nature of Operations and Basis of Presentation and Note 3 – Business Acquisitions within Item 8. Financial Statements.
(5)    Refer to the Non-GAAP Adjusted EBITDA section above for a reconciliation of Adjusted EBITDA to operating income.

Composition of Results of Operations

The following results of operations for the years ended December 31, 2022 and 2021 include the accounts of the TestEquity and Gexpro Services combined entity, as the accounting acquirer, and include the results of Lawson only subsequent, and not prior, to the April 1, 2022 Merger Date.

RESULTS OF OPERATIONS FOR 2022 AS COMPARED TO 2021

Consolidated Results of Operations

	Year Ended December 31,
	2022		2021
(Dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue

Revenue
Lawson(1)	$324,783	28.2%	$—	—%
TestEquity	392,358	34.1%	264,161	50.8%
Gexpro Services	385,326	33.5%	256,129	49.2%
All Other(2)	48,955	4.3%	—	—%
Total Revenue	1,151,422	100.0%	520,290	100.0%
Cost of goods sold
Lawson(1)	154,030	13.4%	—	—%
TestEquity	302,980	26.3%	206,971	39.8%
Gexpro Services	272,462	23.7%	183,041	35.2%
All Other(2)	31,052	2.7%	—	—%
Total Cost of goods sold	760,524	66.1%	390,012	75.0%
Gross profit	390,898	33.9%	130,278	25.0%
Selling, general and administrative expenses
Lawson(1)	164,217	14.3%	—	—%
TestEquity	78,003	6.8%	56,861	10.9%
Gexpro Services	91,573	8.0%	61,996	11.9%
All Other(2)	15,319	1.3%	—	—%
Total Selling, general and administrative expenses	349,112	30.3%	118,857	22.8%
Operating income (loss)	41,786	3.6%	11,421	2.2%
Interest expense	(24,301)	(2.1)%	(16,737)	(3.2)%
Loss on extinguishment of debt	(3,395)	(0.3)%	—	—%
Change in fair value of earnout liabilities	(483)	—%	—	—%
Other income (expense), net	(670)	(0.1)%	577	0.1%
Income (loss) before income taxes	12,937	1.1%	(4,739)	(0.9)%
Income tax expense (benefit)	5,531	0.5%	313	0.1%
Net income (loss)	$7,406	0.6%	$(5,052)	(1.0)%
(1) Includes the operating results of Lawson subsequent, but not prior, to the Merger Date of April 1, 2022.
(2)    Includes the operating results of All Other subsequent, but not prior, to the April 1, 2022 Merger Date.

Overview of Consolidated Results of Operations

Our consolidated results of operations include the financial impact of the Mergers that were completed on April 1, 2022. The increase in gross profit for 2022 compared to 2021 was primarily due to the inclusion of Lawson operations only subsequent, and not prior, to the Merger Date. Expenses for 2022 were impacted by the inclusion of Lawson operations only subsequent, and not prior, to the Merger Date, the 2021 and 2022 acquisitions, and Merger related costs.

Refer to Results by Reportable Segment below for a complete discussion of our results of operations.

Results by Reportable Segment

Lawson Segment

	Year Ended December 31,		Change
(Dollars in thousands)	2022	2021	Amount	%

Revenue	$324,783	$—	$324,783	—%
Cost of goods sold	154,030	—	154,030	—%
Gross profit	170,753	—	170,753	—%
Selling, general and administrative expenses	164,217	—	164,217	—%
Operating income (loss)	$6,536	$—	$6,536	—%
Gross profit margin	52.6%	—%

Adjusted EBITDA(1)	$30,584	$—	$30,584	—%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

The increase in revenue, gross profit and operating income for 2022 compared to 2021 was due to the inclusion of Lawson operations beginning on the Merger Date and not including any Lawson operations prior to the Merger Date.

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

	Year Ended December 31,		Adjusted Change
(Dollars in thousands)	Adjusted 2022(1)	Adjusted 2021(1)	Amount	%

Revenue	$429,685	$371,668	$58,017	15.6%
Cost of goods sold	203,401	171,193	32,208	18.8%
Gross profit	226,284	200,475	25,809	12.9%
Selling, general and administrative expenses	208,652	192,283	16,369	8.5%
Operating income (loss)	$17,632	$8,192	$9,440	115.2%
Gross profit margin	52.7%	53.9%

Adjusted EBITDA(2)	$38,626	$30,390	$8,236	27.1%
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

Revenue and Gross Profit

Adjusted revenue increased 15.6% to $429.7 million for 2022 compared to adjusted revenue of $371.7 million for the same period a year ago. The increase in adjusted revenue compared to the prior year was primarily driven by the realization of price increases enacted throughout 2021 and 2022 to offset rising supplier costs, increased quantity volumes and strengthening sales to our strategic customers and automotive end market.

Adjusted gross profit increased $25.8 million to $226.3 million for the year ended December 31, 2022 compared to $200.5 million in the prior year primarily as a result of increased sales and the related price increases put in place. Lawson adjusted gross profit as a percent of adjusted revenue was 52.7% for 2022 compared to 53.9% in the prior year. The adjusted gross margin percentage for 2022 was impacted by increased supplier costs from inflation, supply chain disruptions and a sales shift toward lower margin customers. Adjusted gross profit was also impacted by an inventory charge of $1.7 million to reduce inventory related to discontinued products where the anticipated net realizable value was lower than the cost reflected in our records and the amortization of the fair value step-up of $1.9 million related to the Mergers. Price increases enacted throughout 2021 and 2022 have generally offset the negative impacts of these higher costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of compensation and support for Lawson sales representatives as well as expenses to operate Lawson's distribution network and overhead expenses. Adjusted selling, general and administrative expenses increased to $208.7 million for the year ended December 31, 2022 compared to the adjusted amount of $192.3 million in the same period a year ago. Higher expense on a year-to-date basis versus a year ago were primarily driven by compensation expense to support increased sales, higher severance and higher amortization expense related to the reverse merger accounting, partially offset by lower costs related to the Mergers and stock-based compensation.

Adjusted EBITDA

During the year ended December 31, 2022, Lawson generated Adjusted EBITDA of $38.6 million, an increase of 27.1% or $8.2 million from the same period a year ago driven by increased revenue and margins.

TestEquity Segment

	Year Ended December 31,		Change
(Dollars in thousands)	2022	2021	Amount	%

Revenue	$392,358	$264,161	$128,197	48.5%
Cost of goods sold	302,980	206,971	96,009	46.4%
Gross profit	89,378	57,190	32,188	56.3%
Selling, general and administrative expenses	78,003	56,861	21,142	37.2%
Operating income (loss)	$11,375	$329	$11,046	N/M
Gross profit margin	22.8%	21.6%

Adjusted EBITDA(1)	$34,736	$16,107	$18,629	115.7%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

Revenue and Gross Profit

Revenue increased to $392.4 million for the year ended December 31, 2022 from $264.2 million during the same period in 2021. This increase was primarily driven by the TEquipment and National Test Equipment acquisitions during the second quarter of 2022 and the acquisition of MCS in 2021, which generated aggregate revenue of $96.6 million for the post-acquisition periods, as well as organic growth of 12.1% in the existing base business.

Gross profit increased $32.2 million to $89.4 million in 2022 compared to $57.2 million in the same period of 2021 primarily due to acquisitions and increased sales in the base business. As a percent of revenue, gross profit improved to 22.8% in 2022 as compared to 21.6% in 2021 driven by an expansion of margins within the existing base business and a shift in sales mix toward higher margin electronic production supplies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $21.1 million to $78.0 million in 2022 from $56.9 million in 2021. Approximately $14.8 million of the increased costs were due to the acquisitions made in 2021 and 2022. The remainder of the increase was driven primarily by an increase in merger and acquisition related costs of $2.8 million and additional compensation and distribution costs to support the organic revenue growth in the base business.

Adjusted EBITDA

During the year ended December 31, 2022, TestEquity generated Adjusted EBITDA of $34.7 million, an increase of $18.6 million from the same period a year ago with approximately $8.5 million of the Adjusted EBITDA increase driven by the acquisitions closed during 2021 and 2022 and increases in revenue and margins on the base business.

Gexpro Services Segment

	Year Ended December 31,		Change
(Dollars in thousands)	2022	2021	Amount	%

Revenue	$385,326	$256,129	$129,197	50.4%
Cost of goods sold	272,462	183,041	89,421	48.9%
Gross profit	112,864	73,088	39,776	54.4%
Selling, general and administrative expenses	91,573	61,996	29,577	47.7%
Operating income (loss)	$21,291	$11,092	$10,199	91.9%
Gross profit margin	29.3%	28.5%

Adjusted EBITDA(1)	$43,206	$23,310	$19,896	85.4%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

Revenue and Gross Profit

Revenue for the year ended December 31, 2022 was $385.3 million. This compares to revenue of $256.1 million for the same period a year ago, or a 50.4% increase. A selling day generally represents a business day in which Gexpro Services ships products to its customers. Average daily sales increased 51.1% over the same period a year ago, primarily as a result of revenue generated from the 2021 and 2022 acquisitions of $107.0 million for the post-acquisition periods and organic growth in the base business of 8.9% through an expansion of products and services to existing customers as well as the addition of new customers.

Gross profit was $112.9 million or 29.3% of revenue for the year ended December 31, 2022 compared to gross profit of $73.1 million or 28.5% for the same period a year ago. The gross profit increase was driven by the 2021 and 2022 acquisitions, an improvement in the global supply chain over 2021 activities and price increases put in place.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consists of sales and marketing expenses primarily relating to compensation, costs associated with supporting Gexpro Services’ service facilities, overhead expenses within finance, legal, human resources and information technology, and other costs required to operate the business and service customers.

Selling, general, and administrative expenses for the year ended December 31, 2022 was $91.6 million compared to $62.0 million for the same period a year ago. The increase of $29.6 million over a year ago was primarily driven by the inclusion of the 2021 and 2022 acquisitions of approximately $24.5 million. The remainder of the increase was driven primarily by an increase in merger related costs of $2.8 million and additional compensation and product fulfillment costs to support the organic growth of the existing base business.

Adjusted EBITDA

During the year ended December 31, 2022, Gexpro Services generated Adjusted EBITDA of $43.2 million, an increase of $19.9 million from the same period a year ago with approximately $16.7 million driven by the acquisitions closed during 2021 and 2022 and increases in revenue and margins on the organic base business.

Consolidated Non-operating Income and Expense

	Year Ended December 31,		Change
(Dollars in thousands)	2022	2021	Amount	%

Interest expense	$(24,301)	$(16,737)	$(7,564)	45.2%
Loss on extinguishment of debt	$(3,395)	$—	$(3,395)	—%
Change in fair value of earnout liabilities	$(483)	$—	$(483)	—%
Other income (expense), net	$(670)	$577	$(1,247)	(216.1)%
Income tax expense (benefit)	$5,531	$313	$5,218	N/M

Interest Expense

Interest expense increased $7.6 million in the year ended December 31, 2022 primarily due to higher borrowings offset by a lower interest rate with the debt refinancing related to the Mergers.

Loss on Extinguishment of Debt

The $3.4 million loss on extinguishment of debt for the year ended December 31, 2022 was due to the write-off of previously capitalized financing costs as a result of the debt refinancing related to the Mergers.

Change in Fair Value of Earnout Liability

The $0.5 million expense in the year ended December 31, 2022 related to the change in fair value of the earnout liabilities associated with the earnout provisions of the Merger Agreements and the Frontier earnout. Refer to Note 8 – Earnout Derivative Liability and Note 3 – Business Acquisitions, respectively, within Item 8. Financial Statement for information about the earnout liability.

Other Income (Expense), Net

Other expense, net increased $1.2 million in the year ended December 31, 2022 compared to the prior year primarily due to the inclusion of Lawson operations subsequent to the April 1, 2022 Merger Date.

Income Tax Expense (Benefit)

Income tax expense was $5.5 million, a 42.8% effective tax rate for the year ended December 31, 2022 compared to income tax expense of $0.3 million and a (6.6)% effective tax rate for the prior year. The change in the year over year effective tax rate was primarily due to changes in the valuation allowance and merger costs incurred during 2022, and the creation of a consolidated group for federal income tax purposes as a result of the completion of the Mergers referenced in Note 3 – Business Acquisitions within Item 8. Financial Statements. Relative to the U.S. statutory rate, the effective tax rate for the year ended December 31, 2022 was impacted by state taxes, foreign operations and liabilities and transaction expenses related to the Mergers.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $24.6 million on December 31, 2022 compared to $14.7 million on December 31, 2021.

The Company believes its current balances of cash and cash equivalents, availability under its Amended and Restated Credit Agreement and cash flows from operations will be sufficient to meet its liquidity needs for the next twelve months. As of December 31, 2022, liquidity for the Company was $101.6 million comprised of $24.6 million of cash and cash equivalents and $77.0 million of borrowing availability remaining, net of outstanding letters of credit, under the Amended and Restated Credit Agreement.

Our primary short-term and long-term liquidity and capital resource needs are to finance operating expenses, working capital, capital expenditures, potential business acquisitions, strategic initiatives and general corporate purposes. Our current debt obligations under the Amended and Restated Credit Agreement mature in April 2027. Principal payments on the

Amended and Restated Credit Agreement for the next twelve months are $15.0 million. Refer to Note 9 – Debt within Item 8. Financial Statements for additional information related to our debt obligations. Access to debt capital markets has historically provided the Company with sources of liquidity, beyond normal operating cash flows. We do not anticipate having difficulty in obtaining financing from those markets in the future, however, we cannot provide assurance that events beyond our control will not have a material adverse impact on our liquidity.

Sources and Uses of Cash

The following table presents a summary of our cash flows:

(in thousands)	December 31, 2022	December 31, 2021	Change
Net cash provided by (used in) operating activities	$(11,029)	$10,320	$(21,349)
Net cash provided by (used in) investing activities	$(126,688)	$(41,376)	$(85,312)
Net cash provided by (used in) financing activities	$148,461	$34,668	$113,793

Cash Provided by (Used in) Operating Activities

Net cash used in operations for the year ended December 31, 2022 was $11.0 million, excluding non-cash items, primarily due to increased accounts receivables and inventories driven by higher sales and increased supplier costs driven by inflation and global supply chain disruptions.

Net cash provided by operations for the year ended December 31, 2021 was $10.3 million, excluding non-cash items, primarily due to decreased accounts receivable and increased accrued expenses partially offset by increased inventories.

Cash Provided by (Used in) Investing Activities

Net cash used in investing activities for the year ended December 31, 2022 was $126.7 million, primarily as a result of the other acquisitions completed during the year by TestEquity and Gexpro Services as described in Note 3 – Business Acquisitions within Item 8. Financial Statements.

Net cash used in investing activities for the year ended December 31, 2021was $41.4 million, primarily due to business acquisitions and purchases of rental equipment.

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $148.5 million for the year ended December 31, 2022, primarily due to proceeds under the April 1, 2022 Amended and Restated Credit Agreement partially offset by repayment of previous indebtedness. On April 29, 2022, the Company borrowed the $50 million available under the delayed draw term loan facility to finance the acquisition of Interworld Highway, LLC made by TestEquity. Deferred financing costs of $12.0 million were incurred during the year in connection with the April 1, 2022 Amended and Restated Credit Agreement and January 3, 2022 Gexpro Services Credit Agreement.

Net cash provided by financing activities for the year ended December 31, 2021 was $34.7 million, primarily due to increased borrowings on the Company's revolving lines of credit partially offset by payments on the Company's term loans and a capital contribution to finance the MCS acquisition.

Financing and Capital Requirements

Credit Facility

On April 1, 2022, in connection with the closing of the Mergers, DSG entered into an Amended and Restated Credit Agreement, which includes a $200 million senior secured revolving credit facility, a $250 million senior secured initial term loan facility and a $50 million senior secured delayed draw term loan facility. Refer to Note 9 – Debt within Item 8. Financial Statements for a description of the agreement.

On December 31, 2022, we had $417.1 million in outstanding borrowings and $77.0 million of borrowing availability remaining, net of outstanding letters of credit, under the revolving credit facility.

As of December 31, 2022, we were in compliance with all financial covenants under our Amended and Restated Credit Agreement.

While we were in compliance with our financial covenants as of December 31, 2022, failure to meet the covenant requirements of the Amended and Restated Credit Agreement in future quarters could lead to higher financing costs and increased restrictions, reduce or eliminate our ability to borrow funds, or accelerate the payment of our indebtedness and could have a material adverse effect on our business, financial condition and results of operations.

Purchase Commitments

As of December 31, 2022, we had contractual commitments to purchase approximately $168 million of product from our suppliers and contractors which is expected to be paid in the next twelve months.

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

On November 2, 2022, the Board of Directors increased the existing repurchase program from $7.5 million to $12.5 million, and as a result, the Company had $7.6 million of remaining availability for stock repurchases under the program as of December 31, 2022. See Note 11 – Stock Repurchase Program within Item 8. Financial Statements for further information.

CRITICAL ACCOUNTING ESTIMATES

We have disclosed our significant accounting policies in Note 2 – Summary of Significant Accounting Policies within Item 8. Financial Statements. The following provides information on the accounts requiring more significant estimates.

Inventory Reserves - Inventories principally consist of finished goods stated at the lower of cost or net realizable value using the first-in-first-out method for the Lawson segment and primarily the weighted average method for the TestEquity and Gexpro Services segments. Most of our products are not exposed to the risk of obsolescence due to technology changes. However, some of our products do have a limited shelf life, and from time to time we add and remove items from our catalogs, brochures or website for marketing and other purposes.

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

At December 31, 2022, our inventory reserve was $10.7 million, equal to approximately 3.9% of our gross inventory. A hypothetical change of one hundred basis points to our reserve as a percent of total inventory would have affected our cost of goods sold by $2.8 million.

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

Business Combinations - We allocate the purchase price paid for assets acquired and liabilities assumed in connection with our acquisitions based on their estimated fair values at the time of acquisition. This allocation involves a number of assumptions, estimates, and judgments in determining the fair value, as of the acquisition date, of the following:
•intangible assets, including the valuation methodology (the relief of royalty method for trade names and multi-period excess earnings method for customer relationships), estimations of future cash flows, discount rates, royalty rates, recurring revenue attributed to customer relationships, and our assumed market segment share, as well as the estimated useful life of intangible assets;
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

Other Information Regarding DSG’s Independent Registered Public Accounting Firms

While Lawson Products, Inc. was the legal acquirer of TestEquity and Gexpro Services in the April 1, 2022 Mergers, TestEquity and Gexpro Services were treated as the combined accounting acquirer of Lawson Products, Inc. (now DSG following the name change of the registrant on May 5, 2022) for financial reporting purposes. As TestEquity and Gexpro Services were under common control for the historical periods presented prior to the Mergers in this Form 10-K, they are presented on a consolidated basis following consummation of the Mergers for all periods presented herein. The Mergers were accounted for as a reverse merger under the acquisition method of accounting in accordance with the accounting guidance for reverse acquisitions as provided in Accounting Standards Codification ("ASC") 805, Business Combinations ("ASC 805"). Under this guidance, TestEquity and Gexpro Services were treated as a combined entity as the accounting acquirer for financial reporting purposes, and DSG was identified as the accounting acquiree. Accordingly, the consolidated financial statements as of December 31, 2022 and December 31, 2021 and for the year ended December 31, 2022 and 2021 reflect the results of operations and financial position of TestEquity and Gexpro Services on a consolidated basis, and the results of operations of DSG's legacy Lawson business are only included subsequent to the April 1, 2022 Merger Date.

BDO USA, LLP (BDO) was the principal auditor of Lawson Products, Inc., prior to consummation of the Mergers, and audited the 2021 financial statements of Lawson Products, Inc., which were included in Lawson Products, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021. Grant Thornton, LLP (GT) was the auditor of TestEquity prior to consummation of the Mergers. The historical consolidated financial statements of Test Equity and Gexpro Services (and including, the legacy Lawson Products, Inc. business since April 1, 2022) had not been audited prior to their inclusion in this Form 10-K. In connection with and following consummation of the Mergers, the Company engaged BDO to audit the 2022 consolidated financial statements (and BDO’s engagement was ratified by the stockholders of DSG at the 2022 Annual Meeting of Stockholders, held on November 15, 2022), and engaged GT to audit the 2021 consolidated financial statements of DSG. Under the applicable SEC rules and interpretations, a registrant may only have one principal auditor at any one time, and the auditor engaged to conduct the audit of the most recently to be completed fiscal year end period is considered to be the principal auditor. As DSG had not been previously audited and BDO is both the principal auditor of DSG following the Mergers (as auditor of the most recently completed fiscal year included in this Form 10-K) and prior to the Mergers (as auditor of the registrant), the Company concluded that DSG did not experience a change in its principal auditor in 2022. GT’s engagement as auditor of the 2021 financial statements was completed upon filing this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following information is presented in this item:

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Distribution Solutions Group, Inc.
Chicago, Illinois

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Distribution Solutions Group, Inc. (the “Company”) as of December 31, 2022, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 14, 2023 expressed an adverse opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Classification and Presentation of the Holdback Shares

As described in Notes 1 and 3 to the consolidated financial statements, the Company consummated mergers with TestEquity and Gexpro Services on April 1, 2022 (the "Merger Date"). The related merger agreements contained earnout provisions for the issuance of an additional 0.7 million shares to the former owners of TestEquity and 1.0 million shares to the former owners of Gexpro Services (collectively, the “Holdback Shares”), upon the consummation of certain additional acquisitions or achievement of certain financial metrics in the future, among other factors. As of April 1, 2022, the Company determined that the earnout targets for 0.5 million Holdback Shares issuable to the former owners of Gexpro Services had been met while the remaining 1.2 million Holdback Shares were recorded as an earnout derivative liability.

We identified the classification and presentation of the Holdback Shares as of the Merger Date as a critical audit matter due to the complexities of the earnout provisions within the merger agreements and the determination of when those earnout provisions were or will be satisfied. Auditing these elements involved especially challenging, subjective or complex auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skills or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•Reading the merger related agreements and management’s technical accounting memo to understand the facts and circumstances within the agreements and other assumptions impacting the accounting for the Holdback Shares, including the classification and presentation of the earnout derivative liability.

•Utilizing personnel with specialized knowledge and skill in derivatives and business combinations to evaluate the appropriateness of management’s conclusions about how to apply the relevant accounting guidance.

Valuation of certain trade names

As described in Note 3 to the consolidated financial statements, the Company acquired $43.0 million of intangible assets related to trade names in connection with the mergers consummated on April 1, 2022. The fair value of these trade names was determined using the relief from royalty method.

We identified the valuation of the intangible assets related to trade names in the April 1, 2022 mergers as a critical audit matter due to the judgmental nature of the valuation methodology and the significant assumptions used to estimate the fair value of trade names, specifically the royalty rate. Auditing these elements involved especially subjective and complex auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skills or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•Evaluating the reasonableness of management’s assumptions to determine the royalty rate used, including consideration of the comparable trade name licensing transactions utilized.

•Utilizing personnel with specialized knowledge and skill to assist in evaluating the appropriateness of the relief from royalty method and the reasonableness of the royalty rate assumption.

/s/BDO USA, LLP

We have served as the Company's auditor since 2022.

Chicago, Illinois
March 14, 2023

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Distribution Solutions Group, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheet of Distribution Solutions Group, Inc. and subsidiaries (the “Company”) as of December 31, 2021, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/Grant Thornton, LLP

We served as the auditor of one or more of the entities comprising Distribution Solutions Group, Inc. from 2015 to 2023.

Los Angeles, California
March 14, 2023

Distribution Solutions Group, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$24,554	$14,671
Restricted cash	186	—
Accounts receivable, less allowance for doubtful accounts of $1,513 and $2,473, respectively	166,301	80,574
Inventories, net	264,374	132,717
Prepaid expenses and other current assets	22,773	8,098
Total current assets	478,188	236,060
Property, plant and equipment, net	64,395	9,079
Rental equipment, net	27,139	24,727
Goodwill	348,048	104,211
Deferred tax asset	189	266
Intangible assets, net	227,994	96,608
Cash value of life insurance	17,166	—
Right of use operating lease assets	46,755	19,662
Other assets	5,736	747
Total assets	$1,215,610	$491,360
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$80,486	$47,958
Current portion of long-term debt	16,352	134,405
Current portion of lease obligation	9,964	4,641
Related party payables	—	4,813
Accrued expenses and other current liabilities	62,677	23,126
Total current liabilities	169,479	214,943
Long-term debt, less current portion, net	395,825	93,134
Security bonus plan	9,651	—
Deferred compensation	9,962	—
Lease obligation	39,828	16,132
Deferred tax liability	23,834	808
Other liabilities	4,036	574
Total liabilities	652,615	325,591
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $1 par value:
Authorized - 500,000 shares, issued and outstanding — None	—	—
Common stock, $1 par value:
Authorized - 35,000,000 shares Issued - 19,730,362 and 10,542,333 shares, respectively Outstanding - 19,416,784 and 10,294,824 shares, respectively	19,417	10,318
Capital in excess of par value	591,796	197,057
Retained deficit	(25,736)	(33,142)
Treasury stock – 313,578 and 247,509 shares, respectively	(12,526)	(10,033)
Accumulated other comprehensive (loss) income	(9,956)	1,569
Total stockholders’ equity	562,995	165,769
Total liabilities and stockholders’ equity	$1,215,610	$491,360
See notes to Consolidated Financial Statements

Distribution Solutions Group, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in thousands, except per share data)

	Year Ended December 31,
	2022	2021
Revenue	$1,151,422	$520,290
Cost of goods sold	760,524	390,012
Gross profit	390,898	130,278

Selling, general and administrative expenses	349,112	118,857
Operating income (loss)	41,786	11,421

Interest expense	(24,301)	(16,737)
Loss on extinguishment of debt	(3,395)	—
Change in fair value of earnout liabilities	(483)	—
Other income (expense), net	(670)	577

Income (loss) before income taxes	12,937	(4,739)
Income tax expense (benefit)	5,531	313

Net income (loss)	$7,406	$(5,052)

Basic income (loss) per share of common stock	$0.43	$(0.49)

Diluted income (loss) per share of common stock	$0.42	$(0.49)

Comprehensive income (loss)
Net income (loss)	$7,406	$(5,052)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(11,525)	16
Other	—	42
Comprehensive income (loss)	$(4,119)	$(4,994)

See notes to Consolidated Financial Statements

Distribution Solutions Group, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands, except share data)

	Common Stock		Capital in Excess of Par Value			Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Outstanding Shares	$1 Par Value		Retained Deficit	Treasury Stock
Balance at January 1, 2021	10,233,223	$10,233	$180,609	$(28,090)	$(9,015)	$1,511	$155,248
Net income (loss)	—	—	—	(5,052)	—	—	(5,052)
Foreign currency translation adjustment	—	—	—	—	—	16	16
Shares issued	85,230	85	(85)	—	—	—	—
Equity consideration for purchase of business	—	—	6,282	—	—	—	6,282
Capital contribution	—	—	9,233	—	—	—	9,233
Tax withholdings related to net share settlements of stock-based compensation awards	(23,629)	—	1,018	—	(1,018)	—	—
Other	—	—	—	—	—	42	42
Balance at December 31, 2021	10,294,824	$10,318	$197,057	$(33,142)	$(10,033)	$1,569	$165,769
Net income (loss)	—	—	—	7,406	—	—	7,406
Foreign currency translation adjustment	—	—	—	—	—	(11,525)	(11,525)
Stock-based compensation	—	—	1,505	—	—	—	1,505
Shares issued	67,964	66	(66)	—	—	—	—
Deemed consideration for reverse acquisition	9,120,167	9,120	342,371	—	—	—	351,491
Reclassification of issuable shares from earnout derivative liability	—	—	43,624	—	—	—	43,624
Fair value adjustment of stock-based compensation awards	—	—	1,910	—	—	—	1,910
Repurchase of common stock	(54,089)	(54)	54	—	(1,940)	—	(1,940)
Tax withholdings related to net share settlements of stock-based compensation awards	(12,082)	(10)	43	—	(553)	—	(520)
Settlement of related party liability	—	—	5,276	—	—	—	5,276
Other	—	(23)	22	—	—	—	(1)
Balance at December 31, 2022	19,416,784	$19,417	$591,796	$(25,736)	$(12,526)	$(9,956)	$562,995

See notes to Consolidated Financial Statements

Distribution Solutions Group, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2022	2021
Operating activities
Net income (loss)	$7,406	$(5,052)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	45,186	18,683
Amortization of debt issue costs	1,888	1,297
Extinguishment of debt	3,395	—
Stock-based compensation	2,448	—
Deferred income taxes	(2,406)	(3,999)
Change in fair value of earnout liability	483	—
Gain on sale of rental equipment	(3,632)	(2,055)
Bargain purchase option	—	(1,363)
Charge for step-up of acquired inventory	2,866	—
Net realizable value and reserve adjustment for obsolete and excess inventory	4,608	1,104
Bad debt expense	795	939
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(21,771)	6,936
Inventories	(42,404)	(5,059)
Prepaid expenses and other current assets	(1,874)	1,732
Accounts payable	(8,839)	(2,241)
Accrued expenses and other current liabilities	4,492	2,894
Other changes in operating assets and liabilities	(3,670)	(3,496)
Net cash provided by (used in) operating activities	(11,029)	10,320
Investing activities
Purchases of property, plant and equipment	(8,307)	(3,026)
Business acquisitions, net of cash acquired	(115,343)	(33,936)
Purchases of rental equipment	(11,794)	(10,755)
Proceeds from sale of rental equipment	8,756	6,341
Net cash provided by (used in) investing activities	(126,688)	(41,376)
Financing activities
Proceeds from revolving lines of credit	383,489	38,121
Payments on revolving lines of credit	(320,751)	(11,200)
Proceeds from term loans	445,630	6,000
Payments on term loans	(335,305)	(7,486)
Deferred financing costs	(11,956)	—
Capital contribution	—	9,233
Repurchase of common stock	(1,940)	—
Shares repurchased held in treasury	(520)	—
Payment of financing lease principal	(429)	—
Payment on seller's note	(9,757)	—
Net cash provided by (used in) financing activities	148,461	34,668
Effect of exchange rate changes on cash and cash equivalents	(675)	660
Increase (decrease) in cash, cash equivalents and restricted cash	10,069	4,272
Cash, cash equivalents and restricted cash at beginning of period	14,671	10,399
Cash, cash equivalents and restricted cash at end of period	$24,740	$14,671
Cash and cash equivalents	$24,554	$14,671
Restricted cash	186	—
Total cash, cash equivalents and restricted cash	$24,740	$14,671
See notes to Consolidated Financial Statements

Distribution Solutions Group, Inc.
Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)

	Year Ended December 31,
	2022	2021

Supplemental disclosure of cash flow information
Net cash paid for income taxes	$13,813	$2,998
Net cash paid for interest	$22,153	$15,395
Non-cash activities:
Fair value of common stock exchanged for reverse acquisition	$351,491	$—
Settlement of related party obligations	$5,276	$—
Equity consideration in relation to business acquisitions	$—	$6,946
Seller's note issued as purchase consideration	$1,169	$8,357

See notes to Consolidated Financial Statements

Distribution Solutions Group, Inc.
Notes to Consolidated Financial Statements

Note 1 – Nature of Operations and Basis of Presentation

Organization

Effective May 5, 2022, Distribution Solutions Group, Inc. ("DSG"), a Delaware corporation, changed its corporate name from “Lawson Products, Inc.” to “Distribution Solutions Group, Inc.” DSG is a global specialty distribution company providing value added distribution solutions to the maintenance, repair and operations ("MRO"), original equipment manufacturer ("OEM") and industrial technology markets. DSG has three principal operating companies: Lawson Products, Inc. ("Lawson"), TestEquity Acquisition, LLC ("TestEquity") and 301 HW Opus Holdings, Inc., conducting business as Gexpro Services ("Gexpro Services"). The complementary distribution operations of Lawson, TestEquity and Gexpro Services were combined to create a specialty distribution company. A summary of the Mergers (as defined below), including the legal entities party to the transactions and the stock consideration, is presented below.

Unless the context requires otherwise, references in this Annual Report on Form 10-K to “DSG”, the “Company”, "we", "our" or "us" refer to the holding company, Distribution Solutions Group, Inc., and all entities consolidated in the accompanying consolidated financial statements.

Combination with TestEquity and Gexpro Services

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

Each outstanding share of TestEquity and Gexpro Services common stock outstanding immediately prior to the closing of the Mergers was converted into approximately 0.3618 shares and 0.7675 shares, respectively, of DSG common stock, based on the ratio of outstanding shares of each entity immediately prior to the Mergers to the number of shares of DSG common stock acquired in the Mergers.

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

The TestEquity Merger Agreement provides that an additional 700,000 shares of DSG common stock (the “TestEquity Holdback Shares”) may be issued to the TestEquity Equityholder or forfeited in accordance with two earnout provisions of the TestEquity Merger Agreement. The amount of TestEquity Holdback Shares issuable under the first earnout opportunity is based on, among other factors, the consummation of a certain additional acquisition by TestEquity during the period beginning after December 29, 2021 and ending 90 days after the Merger Date. If any TestEquity Holdback Shares remain after the calculation of the first earnout opportunity, there is a second earnout opportunity based on, among other factors, the increase in TestEquity EBITDA (as defined in the TestEquity Merger Agreement) in calendar year 2022 over calendar year 2021 subject to the calculations within the TestEquity Merger Agreement. As of December 31, 2022, 700,000 TestEquity Holdback Shares are expected to be issued under the first earnout opportunity due to the consummation of the certain additional acquisition as referenced in the TestEquity Merger Agreement and were remeasured at fair value immediately prior to and reclassified to equity at April 29, 2022 when the additional acquisition was consummated. Final issuance of the Test Equity Holdback Shares under the earnout opportunity is subject to customary terms and conditions as specified in the Test Equity Merger Agreement. Refer to Note 8 – Earnout Derivative Liability for information about the earnout derivative liability related to the TestEquity Holdback Shares.

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

The Gexpro Services Merger Agreement provides that an additional 1,000,000 shares of DSG common stock (the “Gexpro Services Holdback Shares”) may be issued to the Gexpro Services Stockholder or forfeited in accordance with two earnout provisions of the Gexpro Services Merger Agreement. The amount of Gexpro Services Holdback Shares issuable under the first earnout opportunity is based on, among other factors, the consummation of one or more of three certain additional acquisitions by Gexpro Services during the period beginning after December 29, 2021 and ending 90 days after the Merger Date. If any Gexpro Services Holdback Shares remain after the calculation of the first earnout opportunity, there is a second earnout opportunity based on, among other factors, the increase in Gexpro Services EBITDA (as defined in the Gexpro Services Merger Agreement) in calendar year 2022 over calendar year 2021 subject to the calculations within the Gexpro Services Merger Agreement. As of April 1, 2022, approximately 538,000 Gexpro Services Holdback Shares were expected to be issued under the first earnout opportunity due to the consummation of the certain additional acquisitions which were completed prior to the Merger Date. As of December 31, 2022, an additional 462,000 Gexpro Services Holdback Shares are expected to be issued under the second earnout opportunity based on certain performance metrics as specified in the Gexpro Services Merger Agreement, and such additional shares were remeasured at fair value immediately prior to and reclassified to equity at December 31, 2022. Final issuance of the Gexpro Services Holdback Shares under the earnout opportunities is subject to customary terms and conditions as specified in the Gexpro Services Merger Agreement. Refer to Note 8 – Earnout Derivative Liability for information about the earnout derivative liability related to the Gexpro Services Holdback Shares.

Accounting for the Mergers

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

Nature of Operations

A summary of the nature of operations for each of DSG's operating companies is presented below. Information regarding DSG's reportable segments is presented in Note 14 – Segment Information.

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

The Mergers were accounted for as a reverse merger under the acquisition method of accounting in accordance with the accounting guidance for reverse acquisitions as provided in Accounting Standards Codification ("ASC") 805, Business Combinations ("ASC 805"). Under this guidance, TestEquity and Gexpro Services were treated as a combined entity as the accounting acquirer for financial reporting purposes, and DSG was identified as the accounting acquiree. This determination was primarily made as TestEquity and Gexpro Services were under the common control of an entity that owns a majority of the voting rights of the combined entity, and therefore, only DSG experienced a change in control. Accordingly, the consolidated financial statements as of December 31, 2022 and December 31, 2021 and for the year ended December 31, 2022 and 2021 reflect the results of operations and financial position of TestEquity and Gexpro Services on a consolidated basis, and the results of operations of DSG's legacy Lawson business are only included subsequent to the April 1, 2022 Merger Date.

Note 2 – Summary of Significant Accounting Policies

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

Cash Equivalents — The Company considers all liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amount of the Company’s cash equivalents at December 31, 2022 and December 31, 2021 approximates fair value.

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

Inventories — Inventories principally consist of finished goods stated at the lower of cost or net realizable value using the first-in-first-out method for the Lawson segment and primarily the weighted average method for the TestEquity and Gexpro Services segments. To reduce the cost basis of inventory to a lower of cost or net realizable value, a reserve is recorded for slow-moving and obsolete inventory based on historical experience and monitoring of current inventory activity. Estimates are used to determine the necessity of recording these reserves based on periodic detailed analysis using both qualitative and quantitative factors. As part of this analysis, the Company considers several factors including the inventories length of time on hand, historical sales, product shelf life, product life cycle, product category and product obsolescence.

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

Rental Equipment — Rental equipment is stated at cost less accumulated depreciation and amortization. Expense is computed primarily by the straight-line method over an estimated useful life of 3 to 7 years. Upon sale or retirement of such assets, the related cost and accumulated depreciation are removed from the Consolidated Balance Sheet, and gains or losses are reflected in operating income (loss) within the Consolidated Statements of Operations and Comprehensive Income (Loss). The costs of repairs, maintenance and minor renewals are charged to expense as incurred.

Cash Value of Life Insurance — The Company invests funds in life insurance policies for certain current and former employees. The cash surrender value of the policies is invested in various investment instruments and is recorded as an asset in the Consolidated Balance Sheets. The Company records these policies at their contractual value. The change in the cash surrender value of the life insurance policies, which is recorded as a component of Other income (expense) in the Consolidated Statements of Operations and Comprehensive Income (Loss), is the change in the policies' contractual values.

Deferred Compensation — The Company’s Executive Deferral Plan (“Deferral Plan”) allows certain executives to defer payment of a portion of their earned compensation. The deferred compensation is recorded in an account balance, which is a bookkeeping entry made by the Company to measure the amount due to the participant. The account balance is equal to the participant’s deferred compensation, adjusted for increases and/or decreases in the amount that the participant has designated to one or more bookkeeping portfolios that track the performance of certain mutual funds. The Company adjusts the deferred compensation liability to equal the contractual value of the participants’ account balances. These adjustments are the changes in contractual value of the individual plans and are recorded as a component of Other income (expense) in the Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Goodwill — The Company had $348.0 million of goodwill at December 31, 2022 and $104.2 million of goodwill at December 31, 2021. Goodwill represents the cost of business acquisitions in excess of the fair value of identifiable net tangible and intangible assets acquired. The Company reviews goodwill for potential impairment annually on October 1st, or when an event or other circumstances change that would more likely than not reduce the fair value of the asset below its carrying value.

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

Impairment of Long-Lived Assets — The Company reviews its long-lived assets, including property, plant and equipment, right of use assets and definite life intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. Recoverability is measured by a comparison of the assets carrying amount to their expected future undiscounted net cash flows. If such assets are considered to be impaired, the impairment to be recognized is measured based on the amount by which the carrying amount of the asset exceeds its fair value. No impairments occurred in 2022 or 2021.

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

The Company recognizes the benefit of tax positions when a benefit is more likely than not (i.e., greater than 50% likely) to be sustained on its technical merits. Recognized tax benefits are measured at the largest amount that is more likely than not to be sustained, based on cumulative probability, in final settlement of the position. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of Income tax expense (benefit) in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Leases — Leases are categorized as either operating or financing leases at commencement of the lease. For both classes of leases, a Right Of Use ("ROU") asset and corresponding lease liability are recognized at commencement of the lease. Operating leases consist of the Company headquarters, distribution and service centers, and Bolt branches. Financing leases consist of equipment such as forklifts and copiers. The value of the lease assets and liabilities are the present value of the total cash payments for each lease. The Company uses its incremental borrowing rate to discount the total cash payments to present value for each lease. The Company reviews each lease to determine if there is a more appropriate discount rate to apply. Upon commencement of the lease, rent expense is recognized on a straight line basis for each operating lease. Each financing lease ROU asset is amortized on a straight line basis over the lease period. TestEquity and the Lawson Partsmaster business have equipment leasing programs for customers. These leases are classified as operating leases. The leased equipment is recognized in Rental equipment, net in the Consolidated Balance Sheets and the leasing revenue is recognized on a straight line basis.

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

Gains and losses resulting from foreign intercompany transactions are included as a component of net income or loss each reporting period unless the transactions are of a long-term-investment nature and settlement is not planned or anticipated in the foreseeable future, in which case the gains and losses are recorded as a component of Accumulated other comprehensive income or loss in the Consolidated Balance Sheets. Foreign currency transaction losses of $0.9 million and $0.6 million were recorded for 2022 and 2021, respectively, as a component of Other income (expense) in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Treasury Stock — The Company repurchased 54,089 shares of its common stock in 2022 and no shares of its common stock in 2021 through its previously announced stock repurchase plan. The Company repurchased 12,082 shares of its common stock in 2022 from employees upon the vesting of restricted stock to offset the income taxes owed by those employees. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of stockholders’ equity. The cost of the common stock repurchased and held in treasury was $2.5 million in 2022.

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

There was no intersegment revenue. The reporting segments follow the same accounting policies used in the preparation of the Company’s consolidated financial statements. See Note 14 – Segment Information for further details.

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

Earnout Derivative Liability — The Company recorded an earnout derivative liability for the future contingent equity shares related to the TestEquity Holdback Shares and the Gexpro Services Holdback Shares provisions within the Merger Agreements. The contingently issuable shares are not indexed to Company common stock and, therefore, are accounted for as liability classified instruments in accordance with ASC 815-40, Contracts in Entity’s Own Equity, as the events that determine the number of contingently issuable shares required to be released or issued, as the case may be, include events that are not solely indexed to the fair value of Company common stock. The contingently issuable shares were initially measured at the Merger Date and were subsequently measured at each reporting date until settled, or when they met the criteria for equity classification. Changes in the fair value of the earnout derivative liability are recorded as a component of Change in fair value of earnout liability in the Consolidated Statements of Operations and Comprehensive Income (Loss).

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

The contingently issuable shares are included in the denominator of the basic earnings per share calculation as of the date that all necessary conditions have been satisfied (i.e., when issuance of the shares is no longer contingent). For diluted earnings per share, the contingently issuable shares are included in the denominator of the diluted earnings per share calculation as of the beginning of the interim period in which the conditions are satisfied and the earnout arrangements have been resolved. See Note 12 – Earnings Per Share for further information.

Use of Estimates — Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported for service revenue, service cost, allowance for doubtful accounts, inventory reserves, goodwill and intangible assets valuation, stock-based compensation and income taxes in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Supplier Concentrations — During 2022 and 2021, TestEquity purchases of inventory from one unrelated supplier accounted for 10.3% and 20.1% of the Company's total inventory purchases, respectively.

Recent Accounting Pronouncements - Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which revises the requirements for how an entity should measure credit losses on financial instruments. The pronouncement is effective for smaller reporting companies in fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and the new guidance will be applied on a prospective basis. The Company is currently evaluating the effect of adopting this new standard and the impact on its financial position or results of operations.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an entity to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The pronouncement is effective in fiscal years beginning after December 15, 2022 and early adoption is permitted. The Company is currently evaluating the effect of adopting this new standard and does not expect the adoption to have a material impact on its financial position or results of operations.

Note 3 – Business Acquisitions

Completion of Mergers

On April 1, 2022, the Mergers were completed via all-stock merger transactions. Pursuant to the Merger Agreements, DSG issued an aggregate of 10.3 million shares of DSG common stock to the former owners of TestEquity and Gexpro Services. An additional 1.7 million shares of DSG common stock remain potentially issuable upon meeting the conditions of certain earnout provisions. Refer to Note 1 – Nature of Operations and Basis of Presentation for further information regarding the Mergers.

The business combination of Lawson, TestEquity and Gexpro Services combines three value added complementary distribution businesses. Lawson is a distributor of products and services to the industrial, commercial, institutional, and governmental MRO marketplace. TestEquity is a distributor of parts and services to the industrial, commercial, institutional and governmental electronics manufacturing and test and measurement market. Gexpro Services is a provider of supply chain solutions, specializing in developing and implementing VMI and kitting programs to high-specification manufacturing customers. Gexpro Services provides critical products and services to customers throughout the lifecycle of highly technical OEM products. Refer to Note 1 – Nature of Operations and Basis of Presentation for more information on the nature of operations for these businesses.

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

Allocation of Consideration Exchanged

Under the acquisition method of accounting, the consideration exchanged was calculated as follows:

(in thousands, except share data)	April 1, 2022
Number of DSG common shares	9,120,167
DSG closing price per common stock on March 31, 2022	$38.54
Fair value of shares exchanged	$351,491
Other consideration(1)	1,910
Total consideration exchanged	$353,401
(1)    Fair value adjustment of stock-based compensation awards.

Due to the publicly traded nature of shares of DSG common stock, the equity issuance of shares of DSG common stock based on this value was considered to be a more reliable measurement of the fair market value of the transaction compared to the equity interests of the accounting acquirer.

The allocation of consideration exchanged to the tangible and identifiable intangible assets acquired and liabilities assumed was based on estimated fair values as of the Merger Date. The accounting for the Mergers was complete as of December 31, 2022. Goodwill generated from the Mergers is not deductible for tax purposes.

During 2022, the Company recorded measurement period adjustments that resulted in a $8.4 million net decrease to goodwill. The measurement period adjustments were associated with adjustments to the fair value of certain property, plant and equipment, changes in estimates related to leases and changes in the deferred tax liability related to intangible assets.

The following table summarizes the allocation of consideration exchanged to the estimated fair values of assets acquired and liabilities assumed at the Merger Date and after applying measurement period adjustments:

(in thousands)	Merger Date	Measurement Period Adjustments	Final Purchase Price Allocation
Current assets	$148,308	$—	$148,308
Property, plant and equipment	57,053	361	57,414
Right of use assets	17,571	687	18,258
Other intangible assets	119,060	—	119,060
Deferred tax liability, net of deferred tax asset	(26,237)	6,843	(19,394)
Other assets	18,373	—	18,373
Current liabilities	(71,097)	(68)	(71,165)
Long-term obligations	(25,722)	(24)	(25,746)
Lease and financing obligations	(29,474)	647	(28,827)
Derivative earnout liability	(43,900)	—	(43,900)
Goodwill	189,466	(8,446)	181,020
Total consideration exchanged	$353,401	$—	$353,401

The allocation of consideration exchanged to other intangible assets acquired is as follows:

(in thousands)	Fair Value	Estimated Life (in years)
Customer relationships	$76,050	19
Trade names	43,010	8
Total other intangible assets	$119,060

The Company incurred transaction costs related to the Mergers of $12.7 million for 2022 and $2.4 million for 2021 which are included in Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Unaudited Pro Forma Information

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

	Year Ended December 31,
(in thousands)	2022	2021
Revenue	$1,321,978	$1,158,798
Net income	20,943	369

Other Acquisitions

TestEquity and Gexpro Services acquired other businesses during 2022 and 2021. The consideration exchanged for the acquired businesses included various combinations of cash, sellers notes, and forms of share based payments. The acquisitions were accounted for under ASC 805, the acquisition method of accounting. For each acquisition, the allocation of consideration exchanged to the assets acquired and liabilities assumed was based on estimated acquisition-date fair values. Certain estimated values for the acquisitions, including the valuation of intangibles, contingent consideration, and income taxes (including deferred taxes and associated valuation allowances), are not yet finalized, and the preliminary purchase price allocations are subject to change as the Company completes its analysis of the fair value at the date of acquisition. The final valuations will be completed within the one-year measurement periods following the respective acquisition dates, and any adjustments will be recorded in the period in which the adjustments are determined.

During 2022, TestEquity acquired Interworld Highway, LLC, National Test Equipment, and Instrumex, and Gexpro Services acquired Resolux ApS ("Resolux") and Frontier Technologies Brewton, LLC and Frontier Engineering and Manufacturing Technologies, Inc. ("Frontier"). The accounting for the Interworld Highway, LLC, Resolux and Frontier acquisitions was complete as of December 31, 2022. The purchase consideration for each business acquired and the allocation of the consideration exchanged to the estimated fair values of assets acquired and liabilities assumed is summarized below:

(in thousands)	Interworld Highway, LLC	Resolux	Frontier	National Test Equipment	Instrumex
Acquisition date	April 29, 2022	January 3, 2022	March 31, 2022	June 1, 2022	December 1, 2022	Total
Current assets	$15,018	$10,210	$2,881	$2,187	$3,495	$33,791
Property, plant and equipment	313	459	1,189	642	30	2,633
Right of use assets	—	1,125	9,313	—	—	10,438
Other intangible assets:
Customer relationships	6,369	11,400	9,300	2,100	800	29,969
Trade names	4,600	6,100	3,000	—	—	13,700
Other assets	10	86	—	—	14	110
Accounts payable	(8,856)	(3,058)	(778)	(196)	(1,305)	(14,193)
Current portion of long term debt	—	—	—	(2,073)	—	(2,073)
Accrued expenses and other liabilities	—	(4,747)	(1,462)	(1,171)	(153)	(7,533)
Lease obligation	—	(1,125)	(9,313)	—	—	(10,438)
Goodwill	37,236	10,305	11,544	5,703	1,053	65,841
Total purchase consideration exchanged, net of cash acquired	$54,690	$30,755	$25,674	$7,192	$3,934	$122,245
Cash consideration	$54,690	$30,755	$25,674	$6,023	$3,934	$121,076
Seller's notes	—	—	—	1,169	—	1,169
Total purchase consideration exchanged, net of cash acquired	$54,690	$30,755	$25,674	$7,192	$3,934	$122,245

Following the initial fair value measurement, the Company updated the purchase price allocations as follows:
•Resolux was adjusted for changes in the deferred tax liability related to intangible assets. The adjustments to these balances resulted in a $3.8 million increase to goodwill.
•Frontier was adjusted for the valuation of intangible assets, working capital, accrued expenses and other liabilities. The adjustments to these balances resulted in a $1.2 million increase to goodwill and $0.5 million increase to the total purchase consideration, net of cash acquired.

•National Test Equipment was adjusted to reflect changes in working capital, accrued expenses and other liabilities. The adjustments to these balances resulted in a $0.3 million decrease to goodwill.

The consideration for the Frontier acquisition includes a potential earn-out payment up to $3.0 million based upon the achievement of certain milestones and relative thresholds during the earn out measurement period which ends on December 31, 2024. The fair value of the contingent consideration arrangement was classified within Level 3 and was determined using a probability-based scenario analysis approach. As of March 31, 2022 and December 31, 2022, the fair value of the earn-out was $0.9 million and $1.7 million, respectively, with amounts recorded in Accrued expenses and other current liabilities and Other liabilities in the Consolidated Balance Sheets. Changes in the fair value of the earn-out are recorded as a component of Change in fair value of earnout liability in the Consolidated Statements of Operations and Comprehensive Income (Loss).

During 2021, TestEquity acquired MCS Test Group Limited ("MCS"), and Gexpro Services acquired Omni Fasteners Inc. ("Omni"), National Engineered Fasteners ("NEF") and State Industrial Supply ("SIS"). These acquisitions were provisionally accounted for as of December 31, 2021. The accounting was completed during the year ended December 31, 2022.

The purchase consideration for each business acquired during 2021 and the allocation of the consideration exchanged to the estimated fair values of assets acquired and liabilities assumed is summarized below:

(in thousands)	Omni	NEF	SIS	MCS
Acquisition date	June 8, 2021	November 1, 2021	December 31, 2021	July 31, 2021	Total
Current assets	$2,259	$19,118	$3,551	$2,819	$27,747
Property, plant and equipment	600	589	125	3,702	5,016
Right of use assets	—	1,774	799	—	2,573
Other intangible assets:
Customer relationships	2,530	5,007	4,800	2,621	14,958
Trade names	200	2,503	1,500	41	4,244
Other intangible assets	9	—	380	—	389
Accounts payable	(50)	(3,506)	(1,464)	(2,523)	(7,543)
Accrued expenses and other liabilities	—	(3,332)	—	(685)	(4,017)
Lease obligation	—	(1,774)	(799)		(2,573)
Goodwill	953	—	3,010	7,245	11,208
Gain on bargain purchase	—	(1,363)	—	—	(1,363)
Total purchase consideration exchanged, net of cash acquired	$6,501	$19,016	$11,902	$13,220	$50,639
Cash consideration	$6,501	$16,264	$3,545	$7,626	$33,936
Seller's notes	—	—	8,357	1,400	9,757
Shared based payments	—	2,752	—	4,194	6,946
Total purchase consideration exchanged, net of cash acquired	$6,501	$19,016	$11,902	$13,220	$50,639

A gain on bargain purchase related to the acquisition of NEF was recognized within Other income (expense), net in the Consolidated Statements of Operations and Comprehensive Income (Loss) in the fourth quarter of 2021. The gain of $1.4 million was calculated as the excess of net assets recognized over the consideration transferred. The bargain purchase was primarily attributable to owners that were highly motivated to sell.

The Company incurred transaction costs related to the other closed acquisitions listed above and other potential future acquisitions of $2.8 million for 2022 and $6.4 million for 2021.

As a result of acquisitions completed, the Company recorded tax deductible goodwill of $53.6 million in 2022 and $5.6 million in 2021 that may result in a tax benefit in future periods.

Other Acquisitions Pro Forma Information - The pro forma information for other acquisitions was included in the estimated unaudited pro forma consolidated financial information for DSG, which is presented above under Pro Forma Information.

Actual Results of Business Acquisitions

The following table presents actual results attributable to our business combinations that were included in the consolidated financial statements for the years ended December 31, 2022 and 2021. The 2022 and 2021 results only reflect the results attributable to the acquisitions completed in those respective years. The results of DSG's legacy Lawson business are included only subsequent to the April 1, 2022 Merger Date, and the results for other acquisitions are only included subsequent to their respective acquisition dates provided above.

	Year Ended December 31, 2022			Year Ended December 31, 2021
(in thousands)	Lawson	Other Acquisitions	Total	Lawson	Other Acquisitions	Total
Revenue	$373,738	$151,217	$524,955	$—	$10,847	$10,847
Net Income	$15,283	$8,670	$23,953	$—	$(391)	$(391)

Note 4 – Revenue Recognition

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

The Company does not incur significant costs to obtain contracts. Incidental items that are immaterial in the context of the contract are recognized as expenses. Sales of products and services to customers are invoiced and settled on a monthly basis. ASC 606 requires an entity to present a contract liability in instances where the customer is entitled to a volume rebate based on purchases made during the period. The Company is not usually subject to obligations for warranties, rebates, returns or refunds except in the case of rebates for select customers if predetermined purchase thresholds are met as discussed for the TestEquity segment below. The Company does not typically receive payment in advance of satisfying its obligations under the terms of its sales contracts with customers; therefore, liabilities related to such payment are not significant to the Company. Accounts receivable represents the Company’s unconditional right to receive consideration from its customers.

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

TestEquity Segment

TestEquity’s contracts with customers generally represent a single performance obligation to sell its products. Revenue from contracts with customers reflects the transaction prices for contracts reduced by variable consideration. TestEquity provides a rebate to select customers if predetermined purchase thresholds are met. The rebate consideration is not in exchange for a distinct good or service. Variable consideration is estimated using the expected-value method considering all reasonably available information, including TestEquity’s historical experience and current expectations, and is reflected in the transaction price when sales are recorded. Sales returns are generally accepted by TestEquity, however, sales returns are not material to the Company’s operations. TestEquity provides an assurance type warranty which is not sold separately and does not represent a separate performance obligation.

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

Disaggregated consolidated revenue by geographic area (based on the location to which the product is shipped to):

	Year Ended December 31,
(in thousands)	2022	2021
United States	$932,418	$457,094
Canada	118,722	14,706
Europe	51,631	25,257
Pacific Rim	10,768	15,155
Latin America	34,202	6,150
Other	3,681	1,928
Total revenue	$1,151,422	$520,290

Rental Revenue

TestEquity rents new and used electronic test and measurement equipment to customers in many industries. These leases are classified as operating leases under ASC 842. Rental equipment is included in Rental equipment, net in the Consolidated Balance Sheet, and rental revenue is included in Revenue in the Consolidated Statements of Operations and Comprehensive Income (Loss). The TestEquity rental program generated revenue of $13.8 million and $13.7 million during 2022 and 2021, respectively. The unearned rental revenue related to customer prepayments on equipment leases of $0.3 million at December 31, 2022 and $0.5 million at December 31, 2021 was included in Accrued expenses and other current liabilities in the Consolidated Balance Sheet and is expected to be earned in its entirety during the next twelve months.

Lawson leases parts washer machines to customers through its Torrents leasing program. These leases are classified as operating leases under ASC 842. The leased machines are included in Rental equipment, net, in the Consolidated Balance Sheet, and the leasing revenue is recognized on a straight-line basis. The Torrents machine leasing program generated $3.9 million of revenue during 2022. The unearned rental revenue, which was included as a component of Accrued expenses and other current liabilities in the Consolidated Balance Sheet, was nominal at December 31, 2022 and is expected to be earned during the next twelve months.

Note 5 – Supplemental Financial Statement Information

Inventories, net

Inventories, net, consisting of purchased goods and manufactured electronic equipment offered for resale, were as follows:

	December 31,
(in thousands)	2022	2021
Inventories, gross	$275,072	$140,544
Reserve for obsolete and excess inventory	(10,698)	(7,827)
Inventories, net	$264,374	$132,717

Changes in the reserve for obsolete and excess inventory were as follows:

	December 31,
(in thousands)	2022	2021
Balance at beginning of period	$(7,827)	$(7,895)
Provision charged to expense (net)	(6,547)	(1,224)
Write-offs	3,676	1,292
Balance at end of period	$(10,698)	$(7,827)

Property, Plant and Equipment, net

Components of property, plant and equipment, net were as follows:

	December 31,
(in thousands)	2022	2021
Land	$9,578	$1,700
Buildings and improvements	27,199	2,930
Machinery and equipment	26,948	4,389
Capitalized software	7,889	3,407
Furniture and fixtures	6,346	2,700
Vehicles	1,713	798
Construction in progress(1)	3,140	12
Total	82,813	15,936
Accumulated depreciation and amortization	(18,418)	(6,857)
Property, plant and equipment, net	$64,395	$9,079
(1)    Construction in progress primarily relates to upgrades to certain of the Company's distribution facilities that we expect to place in service in the next 12 months.

Depreciation expense for property, plant, and equipment was $6.5 million in 2022 and $1.2 million in 2021. Amortization expense for capitalized software was $1.6 million in 2022 and $0.7 million in 2021.

Rental Equipment, net

Rental equipment, net consisted of the following:

	December 31,
(in thousands)	2022	2021
Rental equipment	$63,184	$45,774
Accumulated depreciation	(36,045)	(21,047)
Rental equipment, net	$27,139	$24,727

Depreciation expense included in cost of sales for rental equipment was $8.0 million and $6.3 million for 2022 and 2021, respectively. Refer to Note 4 – Revenue Recognition for a discussion on the Company's activities as lessor.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
(in thousands)	2022	2021
Accrued compensation	$24,169	$5,997
Accrued customer rebates	5,053	2,657
Accrued and withheld taxes, other than income taxes	4,885	880
Accrued stock-based compensation	3,340	—
Deferred revenue	2,313	485
Accrued interest	1,775	1,515
Accrued health benefits	1,306	59
Accrued severance	852	—
Accrued income taxes	731	4,170
Other	18,253	7,363
Total accrued expenses and other current liabilities	$62,677	$23,126

Security Bonus Plan

The Company has a security bonus plan which was previously created for the benefit of its Lawson independent sales representatives, under the terms of which participants are credited with a percentage of their annual net commissions. The aggregate amounts credited to participants’ accounts vest 25% after five years, and an additional 5% vests each year thereafter upon qualification for the plan. On January 1, 2013, the Company converted all of its U.S. independent sales representatives to employees. The security bonuses for those converted employees continue to vest, but their accounts are no longer credited with a percentage of net commissions. For financial reporting purposes, amounts are charged to operations over the vesting period. Expenses incurred for the security bonus plan were $0.1 million for the year ended December 31, 2022. The security bonus plan is partially funded by an $8.0 million investment in the cash surrender value in life insurance of certain employees which is included as a component of Cash value of life insurance in the Consolidated Balance Sheet. As of December 31, 2022, the $9.7 million liability is included in the Security bonus plan in the Consolidated Balance Sheet.

Note 6 – Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by segment were as follows:

(in thousands)	Lawson	TestEquity	Gexpro Services	All Other	Total
Balance at December 31, 2020	$—	$62,867	$30,136	$—	$93,003
Acquisitions(1)	—	7,245	3,963	—	11,208
Balance at December 31, 2021	—	70,112	34,099	—	104,211
Acquisitions(1)	156,133	43,992	21,849	24,887	246,861
Impact of foreign exchange rates	(360)	—	(527)	(2,137)	(3,024)
Balance at December 31, 2022	$155,773	$114,104	$55,421	$22,750	$348,048
(1)    Refer to Note 3 – Business Acquisitions for information related to measurement period adjustments.

Intangible Assets

The gross carrying and accumulated amortization for definite-lived intangible assets were as follows:

	December 31, 2022			December 31, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$92,286	$(17,401)	$74,885	$36,345	$(8,356)	$27,989
Customer relationships	192,934	(44,481)	148,453	89,062	(25,423)	63,639
Other (1)	7,961	(3,305)	4,656	7,370	(2,390)	4,980
Total	$293,181	$(65,187)	$227,994	$132,777	$(36,169)	$96,608
(1)    Other primarily consists of non-compete agreements.

Amortization expense for definite-lived intangible assets was $29.1 million in 2022 and $10.4 million in 2021. Amortization expense related to intangible assets was recorded in Selling, general and administrative expenses. The remaining weighted-average useful lives of intangible assets as of December 31, 2022 was 4.2 years for trade names and 4.9 years for customer relationships.

The estimated aggregate amortization expense for each of the next five years and thereafter are as follows:

(in thousands)	Amortization
2023	$35,061
2024	34,560
2025	31,173
2026	28,487
2027	24,031
Thereafter	74,682
Total	$227,994

Note 7 – Leases

The Company leases property used for warehousing, distribution centers, office space, branch locations, equipment and vehicles. The expenses generated by leasing activity for the years ended December 31, 2022 and 2021 were as follows (in thousands):

		Year Ended December 31,
Lease Type	Classification	2022	2021
Operating Lease Expense (1)	Operating expenses	$15,151	$6,157
Financing Lease Amortization	Operating expenses	466	197
Financing Lease Interest	Interest expense	41	11
Financing Lease Expense		507	208
Net Lease Cost		$15,658	$6,365
(1)    Includes short term lease expense, which is immaterial.

The value of net assets and liabilities generated by leasing activity as of December 31, 2022 and December 31, 2021 were as follows (in thousands):

	December 31,
Lease Type	2022	2021
Total ROU operating lease assets (1)	$46,755	$19,662
Total ROU financing lease assets (2)	1,519	—
Total lease assets	$48,274	$19,662

Total current operating lease obligation	$9,480	$4,641
Total current financing lease obligation	484	—
Total current lease obligations	$9,964	$4,641

Total long term operating lease obligation	$38,898	$16,132
Total long term financing lease obligation	930	—
Total long term lease obligation	$39,828	$16,132
(1)    Operating lease assets were recorded net of accumulated amortization of $14.8 million as of December 31, 2022 and $4.3 million as of December 31, 2021.
(2)    Financing lease assets were recorded net of accumulated amortization as a component of Other assets in the Consolidated Balance Sheet of $0.9 million as of December 31, 2022 and $0.0 million as of December 31, 2021.

The value of lease liabilities generated by leasing activities as of December 31, 2022 were as follows (in thousands):

Maturity Date of Lease Liabilities	Operating Leases	Financing Leases	Total
Year one	$13,063	$605	$13,668
Year two	11,220	434	11,654
Year three	10,316	271	10,587
Year four	6,977	196	7,173
Year five	5,261	71	5,332
Subsequent years	12,355	—	12,355
Total lease payments	59,192	1,577	60,769
Less: Interest	(10,814)	(163)	(10,977)
Present value of lease liabilities	$48,378	$1,414	$49,792

The weighted average lease terms and interest rates of leases held as of December 31, 2022 were as follows:

Lease Type	Weighted Average Term in Years	Weighted Average Interest Rate
Operating Leases	5.6	7.1%
Financing Leases	3.1	6.6%

The cash outflows of leasing activity for the years ended December 31, 2022 and 2021were as follows (in thousands):

		Year Ended December 31,
Cash Flow Source	Classification	2022	2021
Operating cash flows from operating leases	Operating activities	$(12,149)	$(6,381)
Operating cash flows from financing leases	Operating activities	(184)	—
Financing cash flows from financing leases	Financing activities	(429)	—

Refer to Note 4 – Revenue Recognition for a discussion on the Company's activities as lessor.

Note 8 – Earnout Derivative Liability

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

The estimated aggregate fair value of the earnout derivative liability recorded on the Merger Date was $43.9 million, with an offsetting entry to additional paid-in capital. As of April 29, 2022 and December 31, 2022, 700,000 and 462,000 of the 1,162,000 shares, respectively, were reclassified to equity, as the contingencies had been met. Immediately prior to reclassifications, the respective shares were remeasured to fair value. For the year ended December 31, 2022, the Company recorded income of $0.3 million as a component of Change in fair value of earnout liability in the Consolidated Statements of Operations and Comprehensive Income (Loss) due to changes in the fair value of the earnout derivative liability. See Fair Value Measurements in Note 2 – Summary of Significant Accounting Policies for further information.

The change in the fair value of the earnout derivative liability was as follows:

(in thousands)	Amount
Balance at December 31, 2021	$—
Initial recognition on Merger Date	43,900
Change in fair value	(276)
Reclassifications to equity at fair value	(43,624)
Balance at December 31, 2022	$—

Note 9 – Debt

The Company's outstanding long-term debt was comprised of the following:

	December 31,
(in thousands)	2022	2021
Senior secured revolving credit facility	$122,000	$—
Senior secured term loan	243,750	—
Senior secured delayed draw term loan	50,000	—
Other revolving line of credit	1,352	—
Previous revolving credit facilities	—	38,707
Previous term loans	—	190,337
Total debt	417,102	229,044
Less current portion of long-term debt	(16,352)	(134,405)
Less deferred financing costs	(4,925)	(1,505)
Total long-term debt	$395,825	$93,134

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

A $2.8 million loss on the extinguishment of debt for remaining unamortized deferred financing costs associated with the previous indebtedness was recorded in the second quarter of 2022 in connection with the payoff. The extinguishment is recorded in Loss on extinguishment of debt in the Consolidated Statements of Operations and Comprehensive Income (Loss).

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

As of December 31, 2022, there were $243.8 million of term loan facility loans outstanding, $50.0 million of delayed draw term loans outstanding and approximately $122.0 million of revolving credit facility loans outstanding under the Amended and Restated Credit Agreement. Net of outstanding letters of credit, there was $77.0 million of borrowing availability under the revolving credit facility as of December 31, 2022. The weighted average interest rate on the outstanding facilities from April 1, 2022 through December 31, 2022 was 5.1%.

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

In addition, the Amended and Restated Credit Agreement provides that the delayed draw term loan facility shall accrue a ticking fee at a rate ranging from 0.15% to 0.35% per annum, depending on the total net leverage ratio of the Company and its restricted subsidiaries as of the most recent determination date under the Amended and Restated Credit Agreement, and that such ticking fee shall be payable during the period from the Closing Date to the date on which the lenders’ delayed draw term loan facility commitments terminate. The fees outlined above are reported as interest expense and vary depending on the total net leverage ratio as defined in the Amended and Restated Credit Agreement. Fees from the Closing Date through December 31, 2022 were $0.4 million.

In connection with the Amended and Restated Credit Agreement, deferred financing costs of $4.0 million were incurred. Deferred financing costs are amortized over the life of the debt instrument and reported as interest expense. As of December 31, 2022, deferred financing costs net of accumulated amortization were $8.0 million of which $4.9 million were included in Long-term debt, less current portion, net (related to the senior secured term loan and senior secured delayed draw term loan) and $3.1 million were included in Other assets (related to the senior secured revolving credit facility) in the Consolidated Balance Sheets.

Each of the loans under the Amended and Restated Credit Agreement matures on April 1, 2027, at which time all outstanding loans, together with all accrued and unpaid interest, must be repaid and the revolving credit facility commitments will terminate. The Company is required to repay principal on the term loans each quarter in the following amounts (subject to potential adjustment): (i) $3,125,000, in the case of the initial term loan facility, and (ii) an amount equal to 1.25% of the funded delayed draw term loan facility, in the case of the delayed draw term loan facility. The Company is also required to prepay the term loans with the net cash proceeds from any disposition of certain assets (subject to reinvestment rights) or from the incurrence of any unpermitted debt. The Company may borrow, repay and reborrow the revolving loans until April 1, 2027, prepay any of the term loans, and terminate any of the commitments, in whole or in part, at any time without premium or penalty, subject to certain conditions and the reimbursement of certain lender costs in the case of prepayments of certain types of loans.

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

The Company was in compliance with all affirmative and financial covenants as of December 31, 2022.

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

Previous Credit Agreements

Gexpro Services - January 3, 2022 Gexpro Services Credit Agreement

On January 3, 2022, Gexpro Services entered into a credit agreement ("2022 Gexpro Services Credit Agreement") with a financial institution under which Gexpro Services obtained an initial $137 million term loan ("2022 Gexpro Services Term Loan"), a $25 million revolving line of credit ("2022 Gexpro Services Revolver") and a delayed $83 million term loan ("2022 Gexpro Services Delayed Term Loan"). The proceeds of the 2022 Gexpro Services Term Loan and 2022 Gexpro Services Delayed Term Loan were used to fund the Resolux acquisition, repay all borrowings under the 2020 Gexpro Services Credit Agreements (as defined below) and seller’s promissory note from SIS acquisition (refer to Note 3 – Business Acquisitions for further details of these acquisitions). In connection with the 2022 Gexpro Services Credit Agreement, deferred financing costs of $7.4 million were incurred.

Gexpro Services - February 24, 2020 Gexpro Services Term Loan Credit Agreement

On February 24, 2020, Gexpro Services entered into a credit agreement ("2020 Gexpro Services Term Loan Credit Agreement") under which Gexpro Services obtained a $60 million term loan ("2020 Gexpro Services Term Loan"). Also on February 24, 2020, Gexpro Services entered into a credit agreement ("2020 Gexpro Services Revolver Credit Agreement" and together with the 2020 Gexpro Services Term Loan Credit Agreement, "2020 Gexpro Services Credit Agreements") under which Gexpro Services obtained a $15 million revolving line of credit ("2020 Gexpro Services Revolver"). Availability of the 2020 Gexpro Services Revolver was reduced by issued and outstanding letters of credit, which were limited to $38.5 million. As of December 31, 2021, there were $0.7 million outstanding letters of credit and $37.7 million outstanding on the 2020 Gexpro Services Revolver. A loss on debt extinguishment of $0.6 million was recorded on January 3, 2022 in connection with the January 3, 2022 Gexpro Services Credit Agreements.

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

Note 10 – Stock-Based Compensation

The Company recorded stock-based compensation expense of $2.4 million for the year ended December 31, 2022. A portion of the Company's stock-based awards are liability-classified. Accordingly, changes in the market value of the Company's common stock may result in a stock-based benefit in certain periods. A stock-based compensation liability of $3.3 million as of December 31, 2022 was included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets.

All Lawson stock-based equity compensation awards that were issued and outstanding prior to the Merger Date were treated like they were acquired concurrent with the Mergers in accordance with the acquisition method of accounting for reverse acquisitions. Refer to Note 1 – Nature of Operations and Basis of Presentation for additional information about the Mergers. No stock-based compensation expense was recorded during 2021 and there was no stock-based compensation liability as of December 31, 2021. There were no shares related to stock-based compensation outstanding prior to the Merger Date.

Equity Compensation Plans

On October 17, 2022, the Board of Directors approved and adopted the Distribution Solutions Group, Inc. Equity Compensation Plan, as amended and restated, effective October 17, 2022, and as amended November 10, 2022 (the “Amended and Restated Equity Plan”). The Amended and Restated Equity Plan provides for the grant of nonqualified and incentive stock options, stock awards and stock units to officers and employees of the Company. The Amended and Restated Equity Plan also provides for the grant of option rights and restricted stock to non-employee directors. Non-employee directors are limited to grants of no more than 30,000 shares of common stock in any calendar year and other than non-employee directors are limited to grants of no more than 250,000 shares of common stock in any calendar year. The Amended and Restated Equity Plan is administered by the Compensation Committee of the Board of Directors, or its designee, which as administrator of the plan, has the authority to select plan participants, grant awards, and determine the terms and conditions of the awards. As of December 31, 2022, the Company had approximately 1,222,773 shares of common stock still available under the Amended and Restated Equity Plan.

The Company also has a Stock Performance Rights Plan (“SPR Plan”) that provides for the issuance of Stock Performance Rights (“SPRs”) that allow non-employee directors, officers and key employees to receive cash awards, subject to certain restrictions, equal to the appreciation of the Company's common stock. The SPR Plan is administered by the Compensation Committee of the Board of Directors.

Stock Performance Rights

SPRs entitle the recipient to receive a cash payment equal to the excess of the market value of Company common stock over the SPR exercise price when the SPRs are surrendered. Expense, equal to the fair market value of the SPR at the date of grant and remeasured each reporting period, is recorded ratably over the vesting period. Compensation expense is included in Selling, general and administrative expense in the Consolidated Statements of Operations and Comprehensive Income (Loss). The outstanding SPRs were granted with approximately a seven year life and vest over one to three years beginning on the first anniversary of the date of the grant. The SPRs are liability classified and included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets.

On December 31, 2022, the SPRs outstanding were re-measured at fair value using the Black-Scholes valuation model. This model requires the input of subjective assumptions that may have a significant impact on the fair value estimate. The weighted-average fair value of SPRs outstanding as of December 31, 2022 was $15.30 per SPR using the following assumptions:

Expected volatility	43.4% to 52.2%
Risk-free rate of return	4.4% to 4.7%
Expected term (in years)	0.5 to 2
Expected annual dividend	$0

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

Compensation expense of $0.8 million was recorded in Selling, general and administrative expense for the year ended December 31, 2022. Cash in the amount of $5.2 million was paid for SPR exercises in 2022. A liability of $2.7 million reflecting the estimated fair value of future pay-outs is included as a component of Accrued expenses and other liabilities in the Consolidated Balance Sheets.

Activity related to the Company’s SPRs during the year ended December 31, 2022 was as follows:

	Number of SPRs	Weighted Average Exercise Price
Outstanding on December 31, 2021	—	$—
Shares acquired concurrent with Mergers	575,536	26.66
Exercised	(399,352)	28.75
Outstanding on December 31, 2022	176,184	15.30

Exercisable on December 31, 2022	176,184	15.30

The SPRs outstanding had an intrinsic value of $2.2 million as of December 31, 2022. All SPRs for plan participants were fully vested prior to the Mergers, as such, there is no unrecognized compensation associated with any SPRs.

At December 31, 2022, the weighted average remaining contractual term was 2.1 years for all outstanding SPRs.

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

Compensation expense of $0.8 million related to the RSAs was recorded in Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss) for 2022. Activity related to the Company’s RSAs during the year ended December 31, 2022 was as follows:

Restricted Stock Awards
Outstanding on December 31, 2021	—
Shares acquired concurrent with Mergers	63,429
Granted	14,504
Exchanged for common shares	(21,346)
Outstanding on December 31, 2022	56,587

As of December 31, 2022, there was $1.1 million of total unrecognized compensation cost related to RSAs that will be recognized over a weighted average period of 1.2 years. The awards granted in 2022 had a weighted average grant date fair value of $37.49 per share.

Market Stock Units

Market Stock Units ("MSUs") are exchangeable for between 0% to 150% of the Company's common shares at the end of the vesting period based on the trailing 60-day average closing price of the Company's common stock. The value of the MSUs was determined using a geometric brownian motion model that, based on certain variables, generates a large number of random trials simulating the price of the Company common stock over the measurement period. Expense of $0.3 million related to MSUs was recorded in Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss) during the year ended December 31, 2022. Activity related to the Company’s MSUs during 2022 was as follows:

	Number of Market Stock Units	Maximum Shares Potentially Issuable
Outstanding on December 31, 2021	—	—
Shares acquired concurrent with Mergers	118,057	168,156
Cancelled	(17,109)	(25,664)
Exchanged for common shares	(19,480)	(25,199)
Outstanding on December 31, 2022	81,468	117,293

Stock Options

Stock options vest through the fifth anniversary from the grant date. Each option can be exchanged for one share of the Company's common stock at the stated exercise price. Upon vesting, stock options are recognized as a component of equity. Activity related to the Company’s stock options during the year ended December 31, 2022 was as follows:

	Number of Stock Options	Weighted Average Exercise Price
Outstanding on December 31, 2021	—	$—
Shares acquired concurrent with Mergers	80,000	27.70
Granted	248,000	85.75
Exercised	(40,000)	41.38
Outstanding on December 31, 2022	288,000	77.59

Exercisable on December 31, 2022	40,000	27.01

Compensation expense of $0.3 million was recorded in Selling, general and administrative expense for the year ended December 31, 2022. Unrecognized compensation related to stock options as of December 31, 2022 was $2.0 million, which is expected to be recognized over a weighted-average period of 2.7 years. There were 248,000 unvested and 40,000 fully vested stock options outstanding on December 31, 2022 with a weighted average exercise price of $27.01.

The grant date fair value of the stock options issued for the year ended December 31, 2022 was estimated using a Black-Scholes valuation model. The weighted average fair value assumptions used in the model were as follows:

Expected volatility	43.7% to 44.6%
Risk-free rate of return	2.7% to 3.1%
Expected term (in years)	6.5 years
Expected annual dividend	$0

The expected volatility was based on the historic volatility of the Company's stock price commensurate with the expected life of the stock options. The risk-free rate of return reflects the interest rate offered for zero coupon treasury bonds over the expected life of the stock options. The expected life represents the period of time that options granted are expected to be outstanding and was calculated using the simplified method allowed by the SEC, which approximates our historical experience. The estimated annual dividend was based on the recent dividend payout trend.

Performance Awards

Performance Awards ("PAs") are exchangeable for between 0% to 150% of the Company's common shares, or the equivalent amount in cash, based upon the achievement of certain financial performance metrics at the end of the vesting period. The PAs are liability classified and included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets. Expense of $0.2 million related to the PAs was recorded in Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss) for 2022. Unrecognized compensation related to PAs as of December 31, 2022 was $0.2 million, which is expected to be recognized over a weighted-average period of 1.0 year.

Activity related to the Company’s PAs during the year ended December 31, 2022 was as follows:

	Number of Performance Awards	Maximum Shares Potentially Issuable
Outstanding on December 31, 2021	—	—
Shares acquired concurrent with Mergers	23,341	35,012
Exercised	(1,428)	(2,142)
Outstanding on December 31, 2022	21,913	32,870

Note 11 – Stock Repurchase Program

In 2019, the Board of Directors authorized a program pursuant to which the Company was authorized to repurchase up to $7.5 million of Company common stock from time to time in open market transactions, privately negotiated transactions or by other methods. On November 2, 2022, the Board of Directors increased the existing repurchase program from $7.5 million to $12.5 million.

During 2022, the Company repurchased 54,089 shares of Company common stock at an average cost of 35.86 per share for a total cost of $1.9 million. No shares were repurchased during the year ended December 31, 2021. The remaining availability for stock repurchases under the program was $7.6 million at December 31, 2022.

Note 12 – Earnings Per Share

As a result of the Mergers discussed in Note 1 – Nature of Operations and Basis of Presentation, all historical per share data and number of shares and numbers of equity awards were retroactively adjusted. The following table provides the computation of basic and diluted earnings per share:

	December 31,
(in thousands, except share and per share data)	2022	2021
Basic income per share:
Net income (loss)	$7,406	$(5,052)
Basic weighted average shares outstanding	17,145,935	10,246,294
Basic income (loss) per share of common stock	$0.43	$(0.49)

Diluted income per share:
Net income (loss)	$7,406	$(5,052)
Basic weighted average shares outstanding	17,145,935	10,246,294
Effect of dilutive securities	397,361	—
Diluted weighted average shares outstanding	17,543,296	10,246,294
Diluted income (loss) per share of common stock	$0.42	$(0.49)
Anti-dilutive securities excluded from the calculation of diluted income per share	248,000	313,355

Note 13 – Income Taxes

Income from operations before income taxes consisted of the following:

	Year Ended December 31,
(in thousands)	2022	2021
United States	$910	$(6,548)
Foreign	12,027	1,809
Total	$12,937	$(4,739)

Provision (benefit) for income taxes from operations consisted of the following:

	Year Ended December 31,
(in thousands)	2022	2021
Current income tax expense:
U.S. federal	$4,011	$3,106
U.S. state	869	806
Foreign	3,057	400
Total	$7,937	$4,312
Deferred income tax expense (benefit):
U.S. federal	$(947)	$(3,324)
U.S. state	(73)	(529)
Foreign	(1,386)	(146)
Total	$(2,406)	$(3,999)
Total income tax expense (benefit):
U.S. federal	$3,063	$(218)
U.S. state	796	277
Foreign	1,672	254
Total	$5,531	$313

The reconciliation between the effective income tax rates and the statutory federal rates for operations are as follows:

	Year Ended December 31,
	2022	2021
Statutory Federal rate	21.0%	21.0%
Increase (decrease) resulting from:
Change in valuation allowance - current period activity	1.3	(5.5)
Foreign rate differential	4.0	3.8
Stock compensation	(0.5)	—
State and local taxes, net	4.5	(4.6)
Meals & entertainment	1.4	(0.7)
Change in uncertain tax positions	(2.9)	—
GILTI, Section 78, FDII, and Section 250	3.2	(3.3)
Transaction costs	8.3	(16.1)
Earn Out Revaluation	0.8	—
Other items, net	1.7	(1.2)
Provision for income taxes	42.8%	(6.6)%

The effective tax rate for the year ended December 31, 2022 was 42.8% compared to a (6.6)% effective tax rate for the year ended December 31, 2021. The change in the year over year effective tax rate was primarily due to changes in the valuation allowance and merger costs incurred during 2022, and the creation of a consolidated group for federal income tax purposes as a result of the completion of the Mergers referenced in Note 3 – Business Acquisitions. Relative to the U.S. statutory rate, the effective tax rate for the year ended December 31, 2022 was impacted by state taxes, foreign operations and liabilities and transaction expenses related to the Mergers.

At December 31, 2022, the Company had $24.2 million of U.S. federal net operating loss carryforwards which are subject to expiration beginning in 2026 and $28.7 million of various state net operating loss carryforwards which expire at varying dates between 2023 and 2034.

Deferred income tax assets and liabilities contain the following temporary differences:

	December 31,
(in thousands)	2022	2021
Deferred tax assets:
Federal & state NOL carryforward	$8,218	$8,646
Research & other credits	—	281
Inventory reserve	6,990	4,059
Transaction costs	1,620	1,179
Reserves and accruals	—	464
Stock based compensation	2,531	510
Accrued benefits & bonuses	7,074	1,218
Bad debt reserve	496	726
Section 163(j) limitation carryforward	7,692	5,232
ROU liabilities	11,947	5,410
Deferred state income tax	745	93
Deferred revenue	86	124
Other	2,822	81
Total deferred tax assets	50,221	28,023

Deferred tax liabilities:
Intangible assets and goodwill	45,951	16,006
ROU asset	11,295	5,117
Fixed assets	15,617	6,685
Deferred state income tax	—	119
Other	188	—
Total deferred liabilities	73,051	27,927

Net deferred tax liabilities before valuation allowance	(22,830)	96
Valuation allowance	(815)	(638)
Net deferred tax liabilities	$(23,645)	$(542)

Earnings from the Company's foreign subsidiaries are considered to be indefinitely reinvested. A distribution of these non-U.S. earnings in the form of dividends or otherwise would subject the company to foreign withholding taxes and may subject the Company to U.S. federal and state taxes. Determination of the amount of unrecognized deferred tax liability related to indefinitely reinvested profits is not feasible primarily due the Company's legal entity structure and the complexity of U.S. tax laws.

Global Intangible Low Taxed Income (GILTI) is a deemed amount of income derived from controlled foreign corporations (CFCs) in which a U.S. person is a 10% direct or indirect shareholder. The Company owns numerous CFCs, which are subject to GILTI inclusion. However, because several of the CFCs operate in countries with a high tax rate, notably Canada, Denmark and Mexico, it was determined that a Section 954 High Tax Exception to GILTI inclusions is appropriate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
(in thousands)	2022	2021
Balance at beginning of year	$—	$—
Additions for tax positions of current year	191	—
Additions for tax positions of prior years	3,741	—
Reductions for tax positions of prior year	(238)	—
Lapse of statute of limitations	(667)	—
Balance at end of year	$3,027	$—

The recognition of the unrecognized tax benefits would have a favorable effect on the effective tax rate. The unrecognized tax benefits as of December 31, 2022 include $2.4 million of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes. It is reasonably possible that an additional reduction of up to $0.8 million of unrecognized tax benefits may occur within the next twelve months, a portion of which would impact our effective tax rate. The actual amount could vary due to the uncertainty of both timing and resolution of income tax examinations. The unrecognized tax benefits are recorded as a component of Other liabilities in the Consolidated Balance Sheets. Interest and penalties related to unrecognized tax benefits are recorded as a component of Income tax expense in the Consolidated Statements of Operations and Comprehensive Income (Loss). Including the impact of interest and the impact of net operating losses, the unrecognized tax benefit was $3.0 million and $0.0 million as of December 31, 2022 and December 31, 2021, respectively, which is recorded in Other liabilities on the Consolidated Balance Sheets.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. As of December 31, 2022, the Company was subject to U.S. federal income tax examinations for the years 2019 through 2021 and income tax examinations from various other jurisdictions for the years 2015 through 2021.

Note 14 – Segment Information

As a result of the Mergers described in Note 1 – Nature of Operations and Basis of Presentation, the Company evaluated its operational, reporting and management structures and identified three reportable segments based on the nature of the products and services and type of customer for those products and services. A description of our reportable segments is as follows:

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

The Company also identified an “All Other” category which includes unallocated DSG holding company costs that are not directly attributable to the ongoing operating activities of our reportable segments and includes the inconsequential results of the Bolt Supply House ("Bolt") non-reportable segment. Revenue within the All Other category represent the results of Bolt. Bolt generates revenue primarily from the sale of MRO products to its walk-up customers and service to its customers through their 14 branch locations. Bolt does not provide VMI services for its customers or provide services in addition to product sales to customers. Revenue is recognized at the time that control of the product has been transferred to the customer which is either upon delivery or shipment depending on the terms of the contract.

Financial information for the Company's segments is presented below.

	Year Ended December 31,
(in thousands)	2022	2021
Revenue
Lawson(1)	$324,783	$—
TestEquity	392,358	264,161
Gexpro Services	385,326	256,129
All Other(2)	48,955	—
Total revenue	$1,151,422	$520,290

Operating income (loss)
Lawson(1)	$6,536	$—
TestEquity	11,375	329
Gexpro Services	21,291	11,092
All Other(2)	2,584	—
Total operating income (loss)	$41,786	$11,421
(1)    Includes the operating results of Lawson only subsequent to the Merger Date of April 1, 2022 and not Lawson operating results prior to the Mergers.
(2)    Includes the operating results of All Other only subsequent to the Merger Date of April 1, 2022 and not All Other operating results prior to the Mergers.

Long-lived assets, which includes property and equipment, rental equipment, goodwill, intangibles, right of use assets, and other assets, were as follows:

	December 31,
(in thousands)	2022	2021
Long-lived assets by segment
Lawson	$324,732	$—
TestEquity	201,919	152,144
Gexpro Services	152,720	102,890
All Other	40,696	—
Total	$720,067	$255,034

Long-lived assets by geographic area
United States	$580,870	$236,933
Canada	70,561	7,582
Europe	67,957	9,863
Pacific Rim	—	—
Latin America	679	656
Other	—	—
Total	$720,067	$255,034

Refer to Note 4 – Revenue Recognition for disaggregated revenue by geographic area.

Capital expenditures and depreciation and amortization by segment were as follows:

	Year Ended December 31,
(in thousands)	2022	2021
Capital expenditures
Lawson(1)	$3,737	$—
TestEquity	250	169
Gexpro Services	3,809	2,857
All Other(2)	511	—
Total	$8,307	$3,026

Depreciation and amortization
Lawson(1)	$10,594	$—
TestEquity	17,480	13,784
Gexpro Services	15,175	4,899
All Other(2)	1,937	—
Total	$45,186	$18,683
(1)    Includes Lawson's activities only subsequent to the Merger Date of April 1, 2022 and not prior to the Mergers.
(2)    Includes the activities of All Other only subsequent to the Merger Date of April 1, 2022 and not prior to the Mergers.

Note 15 – Commitments and Contingencies

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

DSG disagrees with and intends to vigorously defend against the Derivative Action. The Derivative Action could result in additional costs to DSG, including costs associated with the indemnification of directors and officers. At this time, DSG is unable to predict the ultimate outcome of the Derivative Action or, if the outcome is adverse, to reasonably estimate an amount or range of reasonably possible loss, if any, associated with the Derivative Action. Accordingly, no amounts have been recorded in the consolidated financial statements for these matters. No assurance can be given that additional lawsuits will not be filed against DSG and/or its directors and officers and/or other persons or entities in connection with the Mergers.

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

A remediation plan was approved by ADEM in 2018. The plan consists of chemical injections throughout the affected area, as well as subsequent monitoring of the area. The injection process was completed in the first quarter of 2019 and the environmental consulting firm is monitoring the affected area. At December 31, 2022 the Company had less than $0.1 million accrued for potential monitoring costs included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets. The costs for future monitoring are not significant and have been fully accrued. The Company does not expect to capitalize any amounts related to the remediation plan.

Defined Contribution Plan

The Company provides a 401(k) defined contribution plan to allow employees a pre-tax investment vehicle to save for retirement. The Company made contributions to the 401(k) plan of $5.5 million and $1.7 million for the years ended December 31, 2022 and 2021, respectively.

Purchase Commitments

The Company enters into inventory purchase commitments with third parties in the ordinary course of business. As of December 31, 2022, we had contractual commitments to purchase approximately $168 million of product from our suppliers and contractors which is expected to be paid in the next twelve months.

Note 16 – Related Party Transactions

Management Services Agreements

Prior to the Mergers, a subsidiary of TestEquity was party to a management agreement with Luther King Capital Management Corporation (“LKCM”) for certain advisory and consulting services (the “TestEquity Management Agreement”), and a subsidiary of Gexpro Services was party to a management agreement with LKCM for certain advisory and consulting services (the “Gexpro Services Management Agreement”). In connection with the closing of the Mergers on April 1, 2022, (i) all of the TestEquity subsidiary’s rights, liabilities and obligations under the TestEquity Management Agreement were novated to, transferred to and assumed by the TestEquity Equityholder, and LKCM released the TestEquity subsidiary from all obligations and claims under the TestEquity Management Agreement, and (ii) all of the Gexpro Services subsidiary’s rights, liabilities and obligations under the Gexpro Services Management Agreement were novated to, transferred to and assumed by the Gexpro Services Stockholder, and LKCM released the Gexpro Services subsidiary from all obligations and claims under the Gexpro Services Management Agreement (collectively, the “Novations”). During the first three months of 2022, expense of $0.5 million was recorded within Selling, general and administrative expenses within the Consolidated Statements of Operations and Comprehensive Income (Loss), reflecting expenses accrued under these management agreements from January 1, 2022 through the April 1, 2022 Merger Date. As of December 31, 2021, $4.8 million was included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets in connection with these management agreements. As of April 1, 2022, the prior obligation of $5.3 million was effectively settled in connection with the Mergers and considered to be a deemed equity contribution by LKCM recorded to additional paid in capital. As a result of the Novations, no additional expense under these management agreements has been incurred subsequent to the Mergers.

Consulting Services

Subsequent to the Mergers, individuals employed by LKCM Headwater Operations, LLC, a related party of Luther King Capital Management Corporation (“LKCM”), have provided the Company with certain consulting services in order to identify cost savings, revenue enhancements and operational synergies of the combined companies. As of December 31, 2022 expense of $0.2 million was recorded within Selling, general and administrative expenses within the Consolidated Statements of Operations and Comprehensive Income (Loss), reflecting expenses accrued for these consulting services.

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

Immediately prior to the Mergers, entities affiliated with LKCM and Mr. King owned approximately 48% of the shares of DSG common stock then outstanding.

As a result of and after the consummation of the Mergers, entities affiliated with LKCM and J. Bryan King (the Chairman of the DSG board of directors) owned in the aggregate approximately 14,640,000 shares of DSG common stock as of the Merger Date, which shares represented approximately 75% of the shares of DSG common stock then outstanding after giving effect to the issuance of shares as of the Merger Date in connection with the consummation of the Mergers. Such aggregate share amount does not include any of the up to 700,000 additional shares of DSG common stock or any of the up to 1,000,000 additional shares of DSG common stock potentially issuable to the TestEquity Equityholder and the Gexpro Services Stockholder, respectively, in accordance with the earnout provisions of the TestEquity Merger Agreement and the Gexpro Services Merger Agreement, respectively, summarized in Note 1 – Nature of Operations and Basis of Presentation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report (“the Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective as of December 31, 2022, because of the identified material weakness in internal control over financial reporting described below.

On April 1, 2022, Lawson merged with TestEquity and Gexpro Services, thereby expanding our business operations and geographic scope as the newly formed Distribution Solutions Group. We have experienced several complex and non-routine accounting transactions. As indicated below, in Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of TestEquity and Gexpro Services due to the timing of the reverse mergers.

Management’s Report on Internal Control over Financial Reporting

Company management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) under the Exchange Act. This system, which management has chosen to base on the framework set forth in the 2013 Internal Control-Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is under the supervision of our Chief Executive Officer and Chief Financial Officer, is effected by the Company’s board of directors, management and other personnel, and is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time.

The Company has excluded TestEquity and Gexpro Services from the scope of management’s report on internal control over financial reporting, representing approximately 56% and 28% of total assets and net assets, respectively, as of December 31, 2022 and 68% and 37% of revenue and net income, respectively, for the year then ended.

In connection with the preparation of our consolidated financial statements as of December 31, 2022, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of our expanding business operations, primarily related to our merger in April 2022, we have experienced an increase in complex and non-routine accounting transactions and control activities necessary to properly present consolidated results. Specifically, in our TestEquity operating segment, we did not have sufficient technical accounting resources and personnel (i) to help ensure proper application of U.S. GAAP in the accounting for certain areas primarily related to accounting for business acquisitions and the disposal of rental equipment, or (ii) to effectively design and execute our process level controls around (a) revenue recognition, (b) account reconciliations, (c) accounting policies, and (d) proper segregation of duties. Although these control deficiencies did not result in any material misstatement of our consolidated financial statements, it could lead to a material misstatement of account balances or disclosures. Accordingly, management has concluded that these control deficiencies constitute a material weakness at December 31, 2022.

Management has further concluded that, in light of the material weakness described above, we did not maintain effective internal control over financial reporting as of December 31, 2022, based on the criteria set forth in “Internal Control—Integrated Framework” issued by COSO.

Our independent registered public accounting firm, BDO USA, LLP, which has audited and reported on our financial statements, issued an attestation report regarding our internal control over financial reporting as of December 31, 2022. As a result of the material weakness described above, such report includes an adverse audit report on the effectiveness of internal control over financial reporting as of December 31, 2022.

Management’s Plan for Remediation

Management has identified the steps necessary to remediate the material weakness:

Accounting Expertise and Personnel

•Management is assessing the accounting function and is planning to hire additional accounting personnel to improve the accounting capabilities and capacity, and to ensure internal control activities are maintained and performed.

Accounting Policies and Controls

•Management has expanded our training related to internal controls to include workshops designed to improve control awareness and educate all applicable personnel at the business unit level on internal control topics.
•Management has designed and implemented controls over the review of the accuracy and completeness of inputs provided to and outputs provided by third-party specialists, including the memorialization of accounting treatment conclusions for acquisitions.
•Management will strengthen accounting policies, specifically within complex, non-routine transactions, revenue recognition and accounting for business acquisitions, and verify procedures against U.S. GAAP.
•Management will design and implement entity level monitoring controls to support the review and preparation of complete and accurate financial information.

Segregation of Duties

•Management has evaluated logical access and eliminated known segregation of duties conflicts.
•Management has designed and is in the process of implementing periodic logical access review controls to monitor user access and proper segregation of duties.

We believe that a remediation plan incorporating the measures described above will remediate the material weakness identified and strengthen our internal control over financial reporting. We will continue to review our financial reporting controls and procedures. As we finalize and implement the remediation plan outlined above, we may also identify additional measures to address the material weakness or modify certain of the remediation procedures described above. We also may implement additional changes to our internal control over financial reporting as may be appropriate in the course of remediating the material weakness. Management will continue to take steps to remedy the material weakness to reinforce the overall design and capability of our control environment.

Inherent Limitations on Effectiveness of Controls

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all control issues or misstatements, accordingly, our controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our control system are met. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become adequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Distribution Solutions Group, Inc.
Chicago, Illinois

Opinion on Internal Control over Financial Reporting

We have audited Distribution Solutions Group, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of December 31, 2022, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the year ended December 31, 2022, and the related notes and our report dated March 14, 2023 expressed an unqualified opinion thereon.

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

As indicated in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting, as a result of the mergers between Lawson Products, Inc. ("Lawson"), TestEquity Acquisition, LLC (“TestEquity”) and 301 HW Opus Holdings, Inc. (‘Gexpro Services”) on April 1, 2022, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of TestEquity and Gexpro Services, which are included in the consolidated balance sheet of the Company as of December 31, 2022, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended. Combined, TestEquity and Gexpro Services constituted 56% and 28% of total assets and net assets, respectively, as of December 31, 2022, and 68% and 37% of revenue and net income, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of TestEquity and Gexpro Services because of the timing of the merger which was completed on April 1, 2022. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of TestEquity and Gexpro Services.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to have sufficient technical accounting resources and personnel at TestEquity to design and maintain controls over i) business combinations, ii) disposal of rental equipment, iii) revenue recognition, iv) account reconciliations, v) accounting policies and vi) segregation of duties has been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 financial statements, and this report does not affect our report dated March 14, 2023 on those financial statements.

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

/s/BDO USA, LLP

Chicago, Illinois
March 14, 2023

Changes in Internal Controls

The Mergers that were completed on April 1, 2022, had a material impact on the financial position, results of operations, and cash flows of the combined company. We have implemented new processes and internal controls as a result of the Mergers to assist us in the preparation and disclosure of financial information. Other than as discussed above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during our most recently completed fiscal quarter that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

Distribution Solutions Group, Inc.
Notes to Consolidated Financial Statements

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

a.    Directors

The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2023, under the caption “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.

b.    Executive Officers

The information required by this Item is set forth under the caption Item 1 — Business under “Information About Our Executive Officers.”

c.    Audit Committee

Information on the Company’s Audit Committee is contained under the caption “Board of Directors Meetings and Committees” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2023, which is incorporated herein by reference.

The Board of Directors has determined that Lee Hillman, member of the Audit Committee of the Board of Directors, qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, and that Mr. Hillman is “independent” as the term is defined in the listing standards of the Nasdaq Global Select Market.

d.    Code of Business Conduct

The Company has adopted a Code of Business Conduct applicable to all employees and sales representatives. The Company’s Code of Business Conduct is applicable to senior financial executives including the principal executive officer, principal financial officer and principal accounting officer of the Company. The Company’s Code of Business Conduct is available on the Corporate Governance page in the Investor Relations section of the Company’s website at http://www.distributionsolutionsgroup.com. The Company intends to post on its website any amendments to, or waivers from its Code of Business Conduct applicable to senior financial executives. The Company will provide any persons with a copy of its Code of Business Conduct without charge upon written request directed to the Company’s Secretary at the Company’s address.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2023, under the caption “Remuneration of Executive Officers,” which information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2023 under the caption “Securities Beneficially Owned by Principal Stockholders and Management” which information is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2022 regarding the number of shares of common stock that were available for issuance under the Company’s equity compensation plans which are described in greater detail in Note 10 – Stock-Based Compensation in Item 8. Financial Statements.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by stockholders
Stock options	288,000	77.59
Other stock units (1)	206,750	N/A
Equity compensation plans not approved by stockholders	—	—	—
Total	494,750	$77.59	1,222,773
(1)Includes potential common stock issuance of 56,587 from restricted stock awards, 117,293 from market stock units and 32,870 from performance awards.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2023 under the caption “Election of Directors” and “Certain Relationships and Related Transactions” which information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required under this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2023 under the caption “Fees Paid to Independent Auditors” which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a)    (1)    See Index to Financial Statements in Item 8 on page 39.

    (2)    All other financial statement schedules are omitted because they are inapplicable, not required under the instructions, or the information is reflected in the financial statements or notes thereto.

    (3)    Exhibits:

Exhibit Number	Description of Exhibit
2.1†
Agreement and Plan of Merger, dated as of December 29, 2021, by and among LKCM TE Investors, LLC, TestEquity Acquisition, LLC, Lawson Products, Inc. and Tide Sub, LLC, incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 000-10546) filed January 4, 2022.

2.2†
Agreement and Plan of Merger, dated as of December 29, 2021, by and among 301 HW Opus Investors, LLC, 301 HW Opus Holdings, Inc., Lawson Products, Inc. and Gulf Sub, Inc., incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K (File No. 000-10546) filed January 4, 2022.

3.1
Amended and Restated Certificate of Incorporation of the Company, as amended by the Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company effective as of May 5, 2022, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-10546) for the quarter ended June 30, 2022.

3.2	Amended and Restated By-Laws of the Company effective as of May 5, 2022, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 000-10546) filed May 5, 2022.
4.1**	Description of common stock
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

10.5*
Distribution Solutions Group, Inc. Equity Compensation Plan (amended and restated effective October 17, 2022, as amended November 10, 2022), incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 000-10546) filed November 18, 2022.

10.6*
Form of Award Agreement under the 2009 Equity Compensation Plan (now known as the Distribution Solutions Group, Inc. Equity Compensation Plan) (Target Units, SPRs and Restricted Units), incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q (File No. 000-10546) for the quarter ended September 30, 2021.

10.7*
Form of Award Agreement under the 2009 Equity Compensation Plan (now known as the Distribution Solutions Group, Inc. Equity Compensation Plan) (MSU Target Units, ROIC Target Units and Restricted Units), incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q (File No. 000-10546) for the quarter ended September 30, 2021.

10.8*
Form of Award Agreement under the 2009 Equity Compensation Plan (now known as the Distribution Solutions Group, Inc. Equity Compensation Plan) (MSU Target Units, ROIC Target Units and Restricted Units), incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q (File No. 000-10546) for the quarter ended September 30, 2021.

10.9*
Lawson Products, Inc. 2021 Annual Incentive Plan Summary, incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q (File No. 000-10546) for the quarter ended September 30, 2021.

10.10*	Form of Indemnification Agreement for Directors and Officers, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 000-10546) filed September 19, 2008.
10.11*
Form of Change in Control Agreement for Officers, incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q (File No. 000-10546) for the quarter ended September 30, 2021.

10.12*
Employment Agreement dated as of August 14, 2017 by and between Lawson Products, Inc., an Illinois corporation, and Michael G. DeCata, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 000-10546) filed August 17, 2017.

10.13*
Amendment No.1 to the Employment Agreement entered into on April 11, 2018 between Lawson Products, Inc., an Illinois corporation, and Michael G. DeCata, incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K (File No. 000-10546) filed April 11, 2018.

10.14*
Retirement and Consulting Agreement, dated as of March 2, 2021, by and between Lawson Products, Inc., an Illinois corporation, and Neil Jenkins, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 000-10546) filed March 5, 2021.

10.15
Voting Agreement, dated as of December 29, 2021, by and among Lawson Products, Inc. and Luther King Capital Management Corporation, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 000-10546) filed January 4, 2022.

10.16†
Amended and Restated Credit Agreement, dated as of April 1, 2022, by and among Lawson Products, Inc., the subsidiaries of Lawson Products, Inc. party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-10546) filed April 4, 2022.

10.17
Registration Rights Agreement, dated as of April 1, 2022, by and among Lawson Products, Inc., 301 HW Opus Investors, LLC and LKCM TE Investors, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-10546) filed April 4, 2022.

10.18*
Retirement and Consulting Agreement, dated as of April 4, 2022, by and between Lawson Products, Inc., an Illinois corporation, and Michael G. DeCata, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-10546) filed April 8, 2022.

10.19*
Employment Agreement, dated as of April 4, 2022, by and between Lawson Products, Inc., an Illinois corporation, and Cesar A. Lanuza, incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q (File No. 000-10546) for the quarter ended June 30, 2022.

10.20*
Employment Agreement, dated January 27, 2023, by and between Lawson Products, Inc., an Illinois corporation, and Ronald J. Knutson, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-10546), filed January 31, 2023.

21**	Subsidiaries of the Company.
23.1**	Consent of BDO USA, LLP.
23.2**	Consent of Grant Thornton, LLP.
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive File (embedded within the Inline XBRL document and contained in Exhibit 101)
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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DISTRIBUTION SOLUTIONS GROUP, INC.
(Registrant)

Dated:	March 14, 2023	/s/ J. Bryan King
J. Bryan King Chairman, President and Chief Executive Officer (principal executive officer)

Dated:	March 14, 2023	/s/ Ronald J. Knutson
Ronald J. Knutson Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)

Dated:	March 14, 2023	/s/ David S. Lambert
David S. Lambert Vice President, Controller and Chief Accounting Officer (principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ J. Bryan King	Chairman, President and Chief Executive Officer (principal executive officer)	March 14, 2023
J. Bryan King
/s/ Ronald J. Knutson	Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)	March 14, 2023
Ronald J. Knutson
/s/ David S. Lambert	Vice President, Controller and Chief Accounting Officer (principal accounting officer)	March 14, 2023
David S. Lambert
/s/ Andrew B. Albert	Director	March 14, 2023
Andrew B. Albert
/s/ I. Steven Edelson	Director	March 14, 2023
I. Steven Edelson
/s/ Lee S. Hillman	Director	March 14, 2023
Lee S. Hillman
/s/ Mark F. Moon	Director	March 14, 2023
Mark F. Moon
/s/ Bianca A. Rhodes	Director	March 14, 2023
Bianca A. Rhodes
/s/ Robert S. Zamarripa	Director	March 14, 2023
Robert S. Zamarripa