Form 10-Q
period 2023-03-31
Distribution Solutions Group, Inc.
filed 2023-05-10
CIK 703604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2023, 21,126,637 shares of common stock, $1.00 par value, were outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” that involve risks and uncertainties. Terms such as “aim,” “anticipate,” “believe,” “contemplates,” “continues,” “could,” “ensure,” “estimate,” “expect,” “forecasts,” “if,” “intend,” “likely,” “may,” “might,” “objective,” “outlook,” “plan,” “positioned,” “potential,” “predict,” “probable,” “project,” “shall,” “should,” “strategy,” “will,” “would,” and variations of them and other words and terms of similar meaning and expression (and the negatives of such words and terms) are intended to identify forward-looking statements. Forward-looking statements can also be identified by the fact that they do not relate strictly to historical or current facts. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions or beliefs as of the date they are made and are subject to a number of factors, assumptions and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact our business, financial condition and results of operations include:

•inventory obsolescence;
•work stoppages and other disruptions at transportation centers or shipping ports;
•the reliance of TestEquity Acquisition, LLC ("TestEquity") on a significant supplier for a significant amount of its product inventory;
•changes in our customers, product mix and pricing strategy;
•disruptions of our information and communication systems;
•cyber-attacks or other information security incidents;
•the inability to successfully recruit, integrate and retain productive sales representatives;
•difficulties in integrating the business operations of TestEquity and 301 HW Opus Holdings, Inc., which conducts business as Gexpro Services ("Gexpro Services"), with our legacy Lawson Products, Inc. operations, and/or the failure to successfully combine those operations within our expected timetable;
•failure to retain talented employees, managers and executives;
•the inability of management to successfully implement changes in operating processes;
•various risks involved in any pursuit or completion by us of additional acquisitions;
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
•the significant influence of Luther King Capital Management Corporation ("LKCM") over the Company in light of its ownership percentage;
•any sales of shares of DSG common stock held by entities affiliated with LKCM or the possibility of any such sales;
•violations of environmental protection regulations;
•changes in tax matters;
•risks arising from our international operations, including because TestEquity’s and Gexpro Services’ international operations subject us to new and additional legal and regulatory regimes;
•potential limitations on our ability to use our net operating losses and certain other tax attributes generated prior to the Mergers (as defined below);
•public health emergencies;
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
•foreign currency exchange rate changes; and
•the other factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and the “Risk Factors” section of this Quarterly Report on Form 10-Q.

We undertake no obligation to update or revise any forward-looking statement contained herein, whether to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events or otherwise, except as may be required under applicable law.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
Distribution Solutions Group, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$31,144	$24,554
Restricted cash	188	186
Accounts receivable, less allowances of $2,058 and $1,513, respectively	172,688	166,301
Inventories, net	269,981	264,374
Prepaid expenses and other current assets	25,726	22,773
Total current assets	499,727	478,188
Property, plant and equipment, net	64,433	64,395
Rental equipment, net	27,168	27,139
Goodwill	348,212	348,048
Deferred tax asset	179	189
Intangible assets, net	219,213	227,994
Cash value of life insurance	17,500	17,166
Right of use operating lease assets	46,403	46,755
Other assets	5,520	5,736
Total assets	$1,228,355	$1,215,610
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$90,871	$80,486
Current portion of long-term debt	16,094	16,352
Current portion of lease liabilities	10,744	9,964
Accrued expenses and other current liabilities	55,426	62,677
Total current liabilities	173,135	169,479
Long-term debt, less current portion, net	395,215	395,825
Lease liabilities	39,061	39,828
Deferred tax liability	24,123	23,834
Other liabilities	24,412	23,649
Total liabilities	655,946	652,615
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $1 par value:
Authorized - 500,000 shares, issued and outstanding — None	—	—
Common stock, $1 par value:
Authorized - 35,000,000 shares Issued - 21,441,506 and 19,730,362 shares, respectively Outstanding - 21,125,289 and 19,416,784 shares, respectively	21,125	19,417
Capital in excess of par value	591,292	591,796
Retained deficit	(19,833)	(25,736)
Treasury stock – 316,217 and 313,578 shares, respectively	(12,643)	(12,526)
Accumulated other comprehensive (loss) income	(7,532)	(9,956)
Total stockholders’ equity	572,409	562,995
Total liabilities and stockholders’ equity	$1,228,355	$1,215,610

See notes to Condensed Consolidated Financial Statements (Unaudited)

Distribution Solutions Group, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022

Revenue	$348,270	$154,085
Cost of goods sold	215,399	113,201
Gross profit	132,871	40,884

Selling, general and administrative expenses	116,150	37,896
Operating income (loss)	16,721	2,988

Interest expense	(7,670)	(6,856)
Loss on extinguishment of debt	—	(581)
Change in fair value of earnout liabilities	(57)	—
Other income (expense), net	(975)	956

Income (loss) before income taxes	8,019	(3,493)
Income tax expense (benefit)	2,112	(956)

Net income (loss)	$5,907	$(2,537)

Basic income (loss) per share of common stock	$0.28	$(0.25)

Diluted income (loss) per share of common stock	$0.28	$(0.25)

Comprehensive income (loss)
Net income (loss)	$5,907	$(2,537)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	2,624	171
Other	(200)	—
Comprehensive income (loss)	$8,331	$(2,366)

See notes to Condensed Consolidated Financial Statements (Unaudited)

Distribution Solutions Group, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands, except share data)
(Unaudited)

	Common Stock		Capital in Excess of Par Value			Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Outstanding Shares	$1 Par Value		Retained Deficit	Treasury Stock
Balance at January 1, 2023	19,416,784	$19,417	$591,796	$(25,736)	$(12,526)	$(9,956)	$562,995
Net income (loss)	—	—	—	5,907	—	—	5,907
Foreign currency translation adjustment	—	—	—	—	—	2,624	2,624
Stock-based compensation	—	—	773	—	—	—	773
Stock-based compensation liability paid in shares	—	—	227	—	—	—	227
Shares issued	11,144	11	(11)	—	—	—	—
Shares issued - earnout	1,700,000	1,700	(1,700)	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(2,639)	(3)	3	—	(117)	—	(117)
Other	—	—	204	(4)	—	(200)	—
Balance at March 31, 2023	21,125,289	$21,125	$591,292	$(19,833)	$(12,643)	$(7,532)	$572,409

See notes to Condensed Consolidated Financial Statements (Unaudited)

Distribution Solutions Group, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands)
(Unaudited)

	Common Stock		Capital in Excess of Par Value			Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Outstanding Shares	$1 Par Value		Retained Deficit	Treasury Stock
Balance at January 1, 2022	10,294,824	$10,318	$197,057	$(33,142)	$(10,033)	$1,569	$165,769
Net income (loss)	—	—	—	(2,537)	—	—	(2,537)
Foreign currency translation adjustment	—	—	—	—	—	171	171
Shares issued	6,065	6	(6)	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(889)	—	33	—	(33)	—	—
Other	—	—	(95)	—	—	—	(95)
Balance at March 31, 2022	10,300,000	$10,324	$196,989	$(35,679)	$(10,066)	$1,740	$163,308

See notes to Condensed Consolidated Financial Statements (Unaudited)

Distribution Solutions Group, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net income (loss)	$5,907	$(2,537)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	15,722	7,589
Amortization of debt issue costs	469	655
Extinguishment of debt	—	581
Stock-based compensation	2,204	—
Deferred income taxes	612	—
Change in fair value of earnout liability	57	—
Gain on sale of rental equipment	(889)	(736)
Loss on sale of property, plant and equipment	151	—
Net realizable value and reserve adjustment for obsolete and excess inventory	2,158	636
Bad debt expense	253	50
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(6,015)	(12,534)
Inventories	(7,243)	(12,126)
Prepaid expenses and other current assets	(2,941)	(110)
Accounts payable	11,183	7,097
Accrued expenses and other current liabilities	(8,698)	(2,252)
Other changes in operating assets and liabilities	928	155
Net cash provided by (used in) operating activities	13,858	(13,532)
Investing activities
Purchases of property, plant and equipment	(4,490)	(410)
Business acquisitions, net of cash acquired	—	(56,429)
Purchases of rental equipment	(2,420)	(2,657)
Proceeds from sale of rental equipment	1,816	1,923
Net cash provided by (used in) investing activities	(5,094)	(57,573)
Financing activities
Proceeds from revolving lines of credit	93,953	34,277
Payments on revolving lines of credit	(87,607)	(46,064)
Proceeds from term loans	—	145,630
Payments on term loans	(7,500)	(57,036)
Deferred financing costs	—	(7,939)
Shares repurchased held in treasury	(117)	—
Payment of financing lease principal	(123)	(73)
Payment of earnout	(1,000)	—
Net cash provided by (used in) financing activities	(2,394)	68,795
Effect of exchange rate changes on cash and cash equivalents	222	(7)
Increase (decrease) in cash, cash equivalents and restricted cash	6,592	(2,317)
Cash, cash equivalents and restricted cash at beginning of period	24,740	14,671
Cash, cash equivalents and restricted cash at end of period	$31,332	$12,354
Cash and cash equivalents	$31,144	$12,354
Restricted cash	188	—
Total cash, cash equivalents and restricted cash	$31,332	$12,354

See notes to Condensed Consolidated Financial Statements (Unaudited)

Distribution Solutions Group, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022

Supplemental disclosure of cash flow information
Net cash paid for income taxes	$1,015	$307
Net cash paid for interest	$7,308	$2,582
Non-cash activities:
Additions of assets under a finance lease liability	$383	$—
Additions of assets under an operating lease liability	$2,496	$1,202

See notes to Condensed Consolidated Financial Statements (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 – Nature of Operations and Basis of Presentation

Organization

Distribution Solutions Group, Inc. ("DSG"), a Delaware corporation, is a global specialty distribution company providing value-added distribution solutions to the maintenance, repair and operations ("MRO"), original equipment manufacturer ("OEM") and industrial technology markets. DSG has three principal operating companies: Lawson Products, Inc., an Illinois corporation ("Lawson"), TestEquity Acquisition, LLC, a Delaware limited liability company ("TestEquity"), and 301 HW Opus Holdings, Inc., a Delaware corporation conducting business as Gexpro Services ("Gexpro Services"). The complementary distribution operations of Lawson, TestEquity and Gexpro Services were combined on April 1, 2022 to create a specialty distribution company. A summary of the Mergers (as defined below), including the legal entities party to the transactions and the stock consideration, is presented below.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “DSG”, the “Company”, "we", "our" or "us" refer to the holding company, Distribution Solutions Group, Inc., and all entities consolidated in the accompanying unaudited condensed consolidated financial statements.

Combination with TestEquity and Gexpro Services

On December 29, 2021, DSG entered into:

• an Agreement and Plan of Merger (the “TestEquity Merger Agreement”) by and among (i) LKCM TE Investors, LLC, a Delaware limited liability company (the “TestEquity Equityholder”), (ii) TestEquity, which was a wholly-owned subsidiary of the TestEquity Equityholder, (iii) DSG and (iv) Tide Sub, LLC, a Delaware limited liability company and a wholly-owned subsidiary of DSG (“Merger Sub 1”), pursuant to the terms and subject to the conditions of which the parties agreed, among other things, that Merger Sub 1 would merge with and into TestEquity, with TestEquity surviving the merger as a wholly-owned subsidiary of DSG (the “TestEquity Merger”); and

• an Agreement and Plan of Merger (the “Gexpro Services Merger Agreement” and, together with the TestEquity Merger Agreement, the “Merger Agreements”) by and among (i) 301 HW Opus Investors, LLC, a Delaware limited liability company (the “Gexpro Services Stockholder”), (ii) Gexpro Services, which was a wholly-owned subsidiary of the Gexpro Services Stockholder, (iii) DSG and (iv) Gulf Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of DSG (“Merger Sub 2”), pursuant to the terms and subject to the conditions of which the parties agreed, among other things, that Merger Sub 2 would merge with and into Gexpro Services, with Gexpro Services surviving the merger as a wholly-owned subsidiary of DSG (the “Gexpro Services Merger” and, together with the TestEquity Merger, the “Mergers”).

At the closing of the Mergers, each outstanding share of TestEquity and Gexpro Services common stock outstanding immediately prior to the closing of the Mergers was converted into approximately 0.3618 shares and 0.7675 shares, respectively, of DSG common stock, based on the ratio of outstanding shares of each entity immediately prior to the Mergers to the number of shares of DSG common stock acquired in the Mergers.

Completion of the TestEquity Merger

On April 1, 2022 (the "Merger Date"), the TestEquity Merger was consummated pursuant to the TestEquity Merger Agreement. In accordance with the TestEquity Merger Agreement, Merger Sub 1 merged with and into TestEquity, with TestEquity surviving as a wholly-owned subsidiary of DSG.

In accordance with and under the terms of the TestEquity Merger Agreement, in connection with the closing of the TestEquity Merger on the Merger Date, DSG: (i) issued to the TestEquity Equityholder 3,300,000 shares of DSG common stock, (ii) on behalf of TestEquity, paid certain indebtedness of TestEquity and (iii) on behalf of TestEquity, paid certain transaction expenses of TestEquity.

The TestEquity Merger Agreement provided that up to an additional 700,000 shares of DSG common stock would be potentially issuable to the TestEquity Equityholder in accordance with, and subject to the terms and conditions of, the earnout provisions of the TestEquity Merger Agreement. On March 20, 2023, DSG issued 700,000 shares of DSG common stock to the TestEquity Equityholder (the "TestEquity Holdback Shares") pursuant to the terms of the earnout provisions of the TestEquity

Merger Agreement. The TestEquity Holdback Shares issued represented the maximum number of additional shares that could be issued under the TestEquity Merger Agreement, and no further shares are available for issuance, and no additional shares will be issued, in connection with the TestEquity Merger Agreement. Refer to Note 8 – Earnout Derivative Liability for information about the earnout derivative liability related to the TestEquity Holdback Shares.

Completion of the Gexpro Services Merger

On the Merger Date, the Gexpro Services Merger was consummated pursuant to the Gexpro Services Merger Agreement. In accordance with the Gexpro Services Merger Agreement, Merger Sub 2 merged with and into Gexpro Services, with Gexpro Services surviving as a wholly-owned subsidiary of DSG.

In accordance with and under the terms of the Gexpro Services Merger Agreement, in connection with the closing of the Gexpro Services Merger on the Merger Date, DSG: (i) issued to the Gexpro Services Stockholder 7,000,000 shares of DSG common stock, (ii) on behalf of Gexpro Services, paid certain indebtedness of Gexpro Services and (iii) on behalf of Gexpro Services, paid certain specified transaction expenses of Gexpro Services.

The Gexpro Services Merger Agreement provided that up to an additional 1,000,000 shares of DSG common stock would be potentially issuable to the Gexpro Services Stockholder in accordance with, and subject to the terms and conditions of, the earnout provisions of the Gexpro Services Merger Agreement. On March 20, 2023, DSG issued 1,000,000 shares of DSG common stock to the Gexpro Services Stockholder (the “Gexpro Services Holdback Shares”) pursuant to the terms of the earnout provisions of the Gexpro Services Merger Agreement. The Gexpro Services Holdback Shares issued represented the maximum number of additional shares that could be issued under the Gexpro Services Merger Agreement, and no further shares are available for issuance, and no additional shares will be issued, in connection with the Gexpro Services Merger Agreement.

As of April 1, 2022, approximately 538,000 of the Gexpro Services Holdback Shares had been expected to be issued under the first earnout opportunity in the Gexpro Services Merger Agreement based on certain earnout metrics related to the consummation of certain additional acquisitions which were completed prior to the Merger Date. Under the Gexpro Services Merger Agreement, if any Gexpro Services Holdback Shares remained after the calculation of the first earnout opportunity, there was a second earnout opportunity under the Gexpro Services Merger Agreement based on certain earnout performance metrics. On March 20, 2023, all 1,000,000 Gexpro Services Holdback Shares were issued under the earnout opportunities. The incremental 462,000 Gexpro Services Holdback Shares that were issued in excess of the 538,000 Gexpro Services Holdback Shares that were originally expected to be issued had been remeasured at fair value immediately prior to and reclassified to equity at December 31, 2022. Refer to Note 8 – Earnout Derivative Liability for information about the earnout derivative liability related to the Gexpro Services Holdback Shares.

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

For more information about the Mergers, refer to Note 3 – Business Acquisitions.

Nature of Operations

A summary of the nature of operations for each of DSG's operating companies is presented below. Information regarding DSG's reportable segments is presented in Note 16 – Segment Information.

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

Basis of Presentation and Consolidation

The Mergers were accounted for as a reverse merger under the acquisition method of accounting in accordance with the accounting guidance for reverse acquisitions as provided in Accounting Standards Codification ("ASC") 805, Business Combinations ("ASC 805"). Under this guidance, TestEquity and Gexpro Services were treated as a combined entity as the accounting acquirer for financial reporting purposes, and DSG was identified as the accounting acquiree. This determination was primarily made as TestEquity and Gexpro Services were under the common control of an entity that owns a majority of the voting rights of the combined entity, and therefore, only DSG experienced a change in control. Accordingly, the unaudited condensed consolidated financial statements for the three months ended March 31, 2023 and 2022 reflect the results of operations of TestEquity and Gexpro Services on a consolidated basis, and the results of operations of DSG's legacy Lawson business are included only in the unaudited condensed consolidated financial statements for the three months ended March 31, 2023 for activity subsequent to the April 1, 2022 Merger Date. The unaudited condensed consolidated financial statements as of March 31, 2023 and December 31, 2022 reflect the financial position of TestEquity, Gexpro Services and DSG's legacy Lawson business on a consolidated basis.

The Company and its consolidated subsidiaries, except for Gexpro Services, operate on a calendar year-end. Gexpro Services operates on a calendar year-end for annual reporting purposes. However, quarterly financial statements for Gexpro Services are prepared on financial close dates that may differ from that of the Company. The consolidated financial statement impact of the one day difference arising from the different period ends for the quarter ended March 31, 2023 was not material. The Company utilizes the exchange rates in effect at Gexpro Services’ reporting date and the appropriate weighted-average rate for its fiscal reporting period.

The accompanying unaudited condensed consolidated financial statements of DSG have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all disclosures required by GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with DSG's audited consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission ("SEC") and the Lawson Products, Inc. unaudited condensed consolidated financial statements and accompanying notes included in DSG’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022. All normal recurring adjustments have been made that are necessary to fairly state the results of operations for the interim periods. Operating results for the three month period ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

Note 2 – Summary of Significant Accounting Policies

There were no significant changes to the Company's accounting policies from those disclosed in DSG's Annual Report on Form 10-K for the year ended December 31, 2022. See Note 2 of the 2022 consolidated financial statements included in DGS's Annual Report on Form 10-K for the year ended December 31, 2022 for further details of the Company's significant accounting policies.

Accounting Pronouncements - Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which revises the requirements for how an entity should measure credit losses on financial instruments. The pronouncement was effective for smaller reporting companies in fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and the new guidance will be applied on a prospective basis. The Company adopted this guidance on January 1, 2023. The adoption had no impact on the Company's financial condition, results of operations or cash flows.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an entity to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The pronouncement is effective in fiscal years beginning after December 15, 2022 and early adoption is permitted. The Company adopted this guidance on January 1, 2023. The adoption had no impact on the Company's financial condition, results of operations or cash flows.

Note 3 – Business Acquisitions

HIS Company, Inc. - Purchase Agreement

On March 30, 2023, DSG entered into a Stock Purchase Agreement (the “Purchase Agreement”), with various parties for the acquisition by DSG, on the terms and subject to the conditions therein, of all of the issued and outstanding capital stock of HIS Company, Inc., a Texas corporation (“Hisco”, the "Hisco Transaction"), a distributor of specialty products serving industrial technology applications. Hisco, an employee-owned company, operates in 38 locations across North America, including its Precision Converting facilities that provide value-added fabrication and its Adhesive Materials Group that provides an array of custom repackaging solutions. Hisco offers customers a broad range of products, including adhesives, chemicals and tapes, as well as specialty materials such as electrostatic discharge, thermal management materials and static shielding bags. Hisco also offers vendor-managed inventory and RFID programs with specialized warehousing for chemical management, logistics services and cold storage. DSG intends to combine the operations of TestEquity and Hisco to further expand the product and service offerings at TestEquity, as well as all of our operating businesses under DSG.

Contingent upon closing of the Hisco Transaction, DSG has agreed to pay $269.1 million at closing, with a potential additional earn-out payment of up to $12.6 million, subject to Hisco achieving certain performance targets. DSG also agreed to pay $37.5 million in cash or DSG common stock in retention bonuses to certain Hisco employees that remain employed with Hisco or its affiliates for twelve or more months after the closing of the Hisco Transaction. The completion of the Hisco Transaction is subject to regulatory and customary closing conditions.

DSG intends to finance a portion of the purchase price through a combination of (i) the incurrence of additional indebtedness pursuant to DSG's Amended and Restated Credit Agreement dated     April 1, 2022 by and among DSG, certain subsidiaries of DSG as borrowers or guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent; and (ii) the issuance of additional shares of DSG common stock pursuant to a rights offering (the "Rights Offering") to existing holders of DSG common stock as of the record date therefor.

The Rights Offering is expected to raise an aggregate amount of approximately $100 million and will be conducted pursuant to DSG's effective registration statement on Form S-3. The subscription rights will be transferable but will not be listed for trading on any stock exchange or market. Luther King Capital Management and its affiliates currently own approximately 77% of DSG’s outstanding stock and have indicated an intention to fully subscribe for their pro rata portion in the Rights Offering, as well as for their pro rata portion of any rights remaining unsubscribed at the completion of the subscription period.

Completion of Mergers

On April 1, 2022, the Mergers were completed via all-stock merger transactions. Pursuant to the Merger Agreements, DSG issued an aggregate of 10.3 million shares of DSG common stock on April 1, 2022 to the former owners of TestEquity and Gexpro Services. On March 20, 2023, an additional 1.7 million shares of DSG common stock were issued. Refer to Note 1 – Nature of Operations and Basis of Presentation for further information regarding the Mergers.

The business combination of Lawson, TestEquity and Gexpro Services combines three value-added complementary distribution businesses. Lawson is a distributor of products and services to the industrial, commercial, institutional, and governmental MRO marketplace. TestEquity is a distributor of parts and services to the industrial, commercial, institutional and governmental electronics manufacturing and test and measurement market. Gexpro Services is a provider of supply chain solutions, specializing in developing and implementing VMI and kitting programs to high-specification manufacturing customers. Gexpro Services provides critical products and services to customers throughout the lifecycle of highly technical OEM products. Refer to Note 1 – Nature of Operations and Basis of Presentation for more information on the nature of operations for these businesses.

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

Allocation of Consideration Exchanged

Under the acquisition method of accounting, the estimated consideration exchanged was calculated as follows:

(in thousands, except share data)	April 1, 2022
Number of DSG common shares	9,120,167
DSG common stock closing price per share on March 31, 2022	$38.54
Fair value of shares exchanged	$351,491
Other consideration(1)	1,910
Total consideration exchanged	$353,401
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

The following table summarizes the allocation of consideration exchanged to the estimated fair values of assets acquired and liabilities assumed at the Merger Date and after applying measurement period adjustments:

(in thousands)	Final Purchase Price Allocation
Current assets	$148,308
Property, plant and equipment	57,414
Right of use assets	18,258
Other intangible assets	119,060
Deferred tax liability, net of deferred tax asset	(19,394)
Other assets	18,373
Current liabilities	(71,165)
Long-term obligations	(25,746)
Lease and financing obligations	(28,827)
Derivative earnout liability	(43,900)
Goodwill	181,020
Total consideration exchanged	$353,401

The allocation of consideration exchanged to other intangible assets acquired was as follows:

(in thousands)	Fair Value	Estimated Life (in years)
Customer relationships	$76,050	19
Trade names	43,010	8
Total other intangible assets	$119,060

The Company incurred transaction costs related to the Mergers of $1.2 million for the three months ended March 31, 2023 and $1.4 million for the three months ended March 31, 2022, which are included in Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Unaudited Pro Forma Information

The following table presents estimated unaudited pro forma consolidated financial information for DSG as if the Mergers and other acquisitions disclosed below occurred on January 1, 2021 for the acquisitions completed during 2022. The unaudited pro forma information reflects adjustments including amortization on acquired intangible assets, interest expense, and the related tax effects. This information is presented for informational purposes only and is not necessarily indicative of future results or the results that would have occurred had the Mergers been completed on the date indicated.

Three Months Ended March 31,
(in thousands)	2022
Revenue	$308,790
Net income	$7,270

Other Acquisitions
Through the TestEquity and Gexpro Services operating companies, the Company acquired other businesses during the year ended December 31, 2022. The consideration exchanged for the acquired businesses included various combinations of cash and sellers notes. The acquisitions were accounted for under ASC 805, the acquisition method of accounting. For each acquisition, the allocation of consideration exchanged to the assets acquired and liabilities assumed was based on estimated acquisition-date fair values. Certain estimated values for the acquisitions, including the valuation of intangibles, contingent consideration, and income taxes (including deferred taxes and associated valuation allowances), are not yet finalized, and the preliminary purchase price allocations are subject to change as the Company completes its analysis of the fair value at the date of acquisition. The final valuations will be completed within the respective one-year measurement periods following the respective acquisition dates, and any adjustments will be recorded in the period in which the adjustments are determined.

During the year ended December 31, 2022, TestEquity acquired Interworld Highway, LLC, National Test Equipment, and Instrumex, and Gexpro Services acquired Resolux ApS ("Resolux") and Frontier Technologies Brewton, LLC and Frontier Engineering and Manufacturing Technologies, Inc. ("Frontier"). The accounting for the Interworld Highway, LLC, Resolux and Frontier acquisitions was complete as of December 31, 2022. The purchase consideration for each business acquired and the allocation of the consideration exchanged to the estimated fair values of assets acquired and liabilities assumed is summarized below:

(in thousands)	Interworld Highway, LLC	Resolux	Frontier	National Test Equipment	Instrumex
Acquisition date	April 29, 2022	January 3, 2022	March 31, 2022	June 1, 2022	December 1, 2022	Total
Current assets	$15,018	$10,210	$2,881	$2,187	$3,495	$33,791
Property, plant and equipment	313	459	1,189	642	30	2,633
Right of use assets	—	1,125	9,313	—	—	10,438
Other intangible assets:
Customer relationships	6,369	11,400	9,300	2,100	800	29,969
Trade names	4,600	6,100	3,000	—	—	13,700
Other assets	10	86	—	—	14	110
Accounts payable	(8,856)	(3,058)	(778)	(196)	(1,305)	(14,193)
Current portion of long term debt	—	—	—	(2,073)	—	(2,073)
Accrued expenses and other liabilities	—	(4,747)	(1,462)	(1,171)	(153)	(7,533)
Lease liabilities	—	(1,125)	(9,313)	—	—	(10,438)
Goodwill	37,236	10,305	11,544	5,703	1,053	65,841
Total purchase consideration exchanged, net of cash acquired	$54,690	$30,755	$25,674	$7,192	$3,934	$122,245
Cash consideration	$54,690	$30,755	$25,674	$6,023	$3,934	$121,076
Seller's notes	—	—	—	1,169	—	1,169
Total purchase consideration exchanged, net of cash acquired	$54,690	$30,755	$25,674	$7,192	$3,934	$122,245

Following the initial fair value measurement, the Company updated the purchase price allocations as follows:
•National Test Equipment was adjusted to reflect changes in working capital, accrued expenses and other liabilities. The adjustments to these balances resulted in a $0.3 million decrease to goodwill.
The consideration for the Frontier acquisition includes a potential earn-out payment up to $3.0 million based upon the achievement of certain milestones and relative thresholds during the earn out measurement period which ends on December 31,

2024, with payments made annually beginning in 2023 and ending in 2025. During the first quarter of 2023, a $1.0 million earn-out payment was made based on the achievement of certain milestones in 2022. The fair value of the contingent consideration arrangement was classified within Level 3 and was determined using a probability-based scenario analysis approach. As of March 31, 2022 (the Frontier acquisition date), December 31, 2022 and March 31, 2023, the fair value of the earn-out was $0.9 million, $1.7 million and $0.7 million, respectively, with amounts recorded in Accrued expenses and other current liabilities and Other liabilities in the Unaudited Condensed Consolidated Balance Sheets. Changes in the fair value of the earn-out are recorded as a component of Change in fair value of earnout liability in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company incurred transaction costs related to the other completed and potential acquisitions of $2.9 million for the three months ended March 31, 2023 and $0.8 million for the three months ended March 31, 2022.

As a result of acquisitions completed in 2022, the Company recorded tax deductible goodwill of $53.6 million in 2022 that may result in a tax benefit in future periods.

Other Acquisitions Pro Forma Information – The pro forma information for other acquisitions was included in the estimated unaudited pro forma consolidated financial information for DSG, which is presented above under Pro Forma Information.

Actual Results of Business Acquisitions

The following table presents actual results attributable to our business combinations that were included in the unaudited condensed consolidated financial statements for the first quarter 2022. The results of DSG's legacy Lawson business are included only subsequent to the April 1, 2022 Merger Date, and the results for other acquisitions are only included subsequent to their respective acquisition dates provided above.

	Three Months Ended March 31, 2022
(in thousands)	Lawson	Other Acquisitions	Total
Revenue	$—	$7,645	$7,645
Net Income	$—	$1,035	$1,035

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

TestEquity Segment

TestEquity’s contracts with customers generally represent a single performance obligation to sell its products. Revenue from contracts with customers reflect the transaction prices for contracts reduced by variable consideration. TestEquity provides a rebate to select customers if pre-determined purchase thresholds are met. The rebate consideration is not in exchange for a distinct good or service. Variable consideration is estimated using the expected-value method considering all reasonably available information, including TestEquity’s historical experience and current expectations, and is reflected in the transaction price when sales are recorded. Sales returns are generally accepted by TestEquity; however, sales returns are not material to the Company’s operations. TestEquity provides an assurance type warranty which is not sold separately and does not represent a separate performance obligation.

TestEquity generates revenue from contracts with customers through the sale of new and used electronic test and measurement products. Typically, TestEquity has a purchase order or master service agreement with the customer that specifies the goods and/or services to be provided. TestEquity generally invoices customers as goods are shipped. Fees are typically due and payable 30 days after the date of shipment. Generally, customers gain control of the goods upon providing the product to the carrier, or when services are completed. For the majority of transactions, TestEquity recognizes revenue at the time of shipment, when control passes to the customer. For consigned inventory, revenue is recognized when inventory is removed from TestEquity’s stock location and control passes to the customer.

Gexpro Services Segment

Gexpro Services’ contracts with customers generally represent a single performance obligation to sell its products. Revenue from sales of Gexpro Services’ products is recognized upon transfer of control to the customer, which is typically when the product has been shipped from its distribution facilities. The transaction price is the amount of consideration to which Gexpro Services expects to be entitled in exchange for transferring goods to the customer. Revenue is recorded based on the transaction price, which includes fixed consideration and an estimate of variable consideration such as, early payment/volume discounts and rebates. The amount of variable consideration included in the transaction price is constrained and is included only to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

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

Disaggregated consolidated revenue by geographic area (based on the location to which the product is shipped to):

	Three Months Ended March 31,
(in thousands)	2023	2022
United States	$298,727	$125,256
Canada	21,845	9,797
Europe	16,916	8,082
Pacific Rim	1,937	5,039
Latin America	7,429	4,845
Other	1,416	1,066
Total revenue	$348,270	$154,085

Rental Revenue

TestEquity rents new and used electronic test and measurement equipment to customers in multiple industries. These leases are classified as operating leases under ASC 842. Rental equipment is included in Rental equipment, net in the Unaudited Condensed Consolidated Balance Sheet, and rental revenue is included in Revenue in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The unearned rental revenue related to customer prepayments on equipment leases of $0.3 million at March 31, 2023 and $0.3 million at December 31, 2022 was included in Accrued expenses and other current liabilities in the Unaudited Condensed Consolidated Balance Sheet and is expected to be earned in its entirety during the next twelve months.

Lawson leases parts washer machines to customers through its Torrents leasing program. These leases are classified as operating leases under ASC 842. The leased machines are included in Rental equipment, net, in the Unaudited Condensed Consolidated Balance Sheet, and the leasing revenue is recognized on a straight-line basis. The unearned rental revenue, which was included as a component of Accrued expenses and other current liabilities in the Unaudited Condensed Consolidated Balance Sheet, was nominal at March 31, 2023 and is expected to be earned during the next twelve months.

Rental revenue from operating leases:

	Three Months Ended March 31,
(in thousands)	2023	2022
Revenue from operating leases	$6,100	$3,541

Note 5 – Supplemental Financial Statement Information

Inventories, net

Inventories, net, consisting of purchased goods and manufactured electronic equipment offered for resale, were as follows:

(in thousands)	March 31, 2023	December 31, 2022
Inventories, gross	$282,837	$275,072
Reserve for obsolete and excess inventory	(12,856)	(10,698)
Inventories, net	$269,981	$264,374

Changes in the reserve for obsolete and excess inventory were as follows:

(in thousands)	Amount
Balance at December 31, 2022	$(10,698)
Provision charged to expense (net)	(2,198)
Write-offs	40
Balance at March 31, 2023	$(12,856)

Property, Plant and Equipment, net
Components of property, plant and equipment were as follows:

(in thousands)	March 31, 2023	December 31, 2022
Land	$9,595	$9,578
Buildings and improvements	27,872	27,199
Machinery and equipment	28,853	26,948
Capitalized software	8,355	7,889
Furniture and fixtures	7,166	6,346
Vehicles	1,715	1,713
Construction in progress(1)	3,013	3,140
Total	86,569	82,813
Accumulated depreciation and amortization	(22,136)	(18,418)
Property, plant and equipment, net	$64,433	$64,395
(1)Construction in progress primarily relates to upgrades to certain of the Company's distribution facilities that we expect to place in service in the next 12 months.

Depreciation expense for property, plant and equipment was $3.5 million and $0.6 million for the first quarter of 2023 and 2022, respectively. Amortization expense for capitalized software was $0.7 million and $0.2 million for the first quarter of 2023 and 2022, respectively.

Rental Equipment, net

Rental equipment, net consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Rental equipment	$63,546	$63,184
Accumulated depreciation	(36,378)	(36,045)
Rental equipment, net	$27,168	$27,139

Depreciation expense included in cost of sales for rental equipment was $2.3 million and $1.7 million for the first quarter of 2023 and 2022, respectively. Refer to Note 4 – Revenue Recognition for a discussion on the Company's activities as lessor.

Other Liabilities

Other liabilities consisted of the following:

(in thousand)	March 31, 2023	December 31, 2022
Security bonus plan	$9,769	$9,651
Deferred compensation	10,321	9,962
Other	4,322	4,036
Total other liabilities	$24,412	$23,649

Note 6 – Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by segment were as follows:

(in thousands)	Lawson	TestEquity	Gexpro Services	All Other	Total
Balance at December 31, 2022	$155,773	$114,104	$55,421	$22,750	$348,048
Impact of foreign exchange rates	11	—	94	59	164
Balance at March 31, 2023	$155,784	$114,104	$55,515	$22,809	$348,212

Intangible Assets

The gross carrying amount and accumulated amortization for definite-lived intangible assets were as follows:

	March 31, 2023			December 31, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$92,539	$(19,822)	$72,717	$92,286	$(17,401)	$74,885
Customer relationships	192,947	(50,863)	142,084	192,934	(44,481)	148,453
Other (1)	7,960	(3,548)	4,412	7,961	(3,305)	4,656
Total	$293,446	$(74,233)	$219,213	$293,181	$(65,187)	$227,994
(1)    Other primarily consists of non-compete agreements.

Amortization expense for definite-lived intangible assets was $9.2 million for the three months ended March 31, 2023 and $5.2 million for the three months ended March 31, 2022. Amortization expense related to intangible assets was recorded in Selling, general and administrative expenses.

The estimated aggregate amortization expense for the remaining year 2023 and each of the next five years are as follows:

(in thousands)	Amortization
Remaining 2023	$26,139
2024	34,368
2025	30,999
2026	28,338
2027	23,903
2028	20,680
Thereafter	54,786
Total	$219,213

Note 7 – Leases

Activities as Lessee

The Company leases property used for warehousing, distribution centers, office space, branch locations, equipment and vehicles. The expenses generated by leasing activity for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

		Three Months Ended March 31,
Lease Type	Classification	2023	2022

Operating Lease Expense (1)	Operating expenses	$4,882	$1,836
Financing Lease Amortization	Operating expenses	138	74
Financing Lease Interest	Interest expense	26	12
Financing Lease Expense		164	86
Net Lease Cost		$5,046	$1,922
(1)     Includes short term lease expense, which is immaterial.

The value of net assets and liabilities related to our operating and finance leases as of March 31, 2023 and December 31, 2022 was as follows (in thousands):

Lease Type	March 31, 2023	December 31, 2022

Total ROU operating lease assets (1)	$46,403	$46,755
Total ROU financing lease assets (2)	1,756	1,519
Total lease assets	$48,159	$48,274

Total current operating lease liabilities	$10,159	$9,480
Total current financing lease liabilities	585	484
Total current lease liabilities	$10,744	$9,964

Total long term operating lease liabilities	$38,014	$38,898
Total long term financing lease liabilities	1,047	930
Total long term lease liabilities	$39,061	$39,828
(1)Operating lease assets are recorded net of accumulated amortization of $13.6 million as of March 31, 2023 and $10.8 million as of December 31, 2022
(2)Financing lease assets are recorded net of accumulated amortization as a component of Other assets in the Unaudited Condensed Consolidated Balance Sheet of $1.0 million as of March 31, 2023 and $0.9 million as of December 31, 2022

The value of lease liabilities related to our operating and finance leases as of March 31, 2023 was as follows (in thousands):

Maturity Date of Lease Liabilities	Operating Leases	Financing Leases	Total

Year one	$11,172	$551	$11,723
Year two	11,939	529	12,468
Year three	10,464	372	10,836
Year four	7,152	290	7,442
Year five	5,822	79	5,901
Subsequent years	12,125	—	12,125
Total lease payments	58,674	1,821	60,495
Less: Interest	(10,501)	(189)	(10,690)
Present value of lease liabilities	$48,173	$1,632	$49,805

The weighted average lease terms and interest rates of leases held as of March 31, 2023 were as follows:

Lease Type	Weighted Average Term in Years	Weighted Average Interest Rate

Operating Leases	5.7	7.2%
Financing Leases	3.4	6.9%

The cash outflows of leasing activity for the three months ended March 31, 2023 were as follows (in thousands):

		Three Months Ended March 31,
Cash Flow Source	Classification	2023	2022

Operating cash flows from operating leases	Operating activities	$(3,524)	$(1,797)
Operating cash flows from financing leases	Operating activities	(68)	(12)
Financing cash flows from financing leases	Financing activities	(123)	(73)

Refer to Note 4 – Revenue Recognition for a discussion on the Company's activities as lessor.

Note 8 – Earnout Derivative Liability

On the Merger Date, the Company recorded an earnout derivative liability for the two earnout provisions within the Merger Agreements. The Company estimated the initial fair value of the earnout derivative liability based on an aggregate of 1,162,000 additional shares available to be issued under the two earnout provisions of the Merger Agreements. The aggregate of 1,162,000 shares was comprised of 700,000 shares of DSG common stock that were contingently issuable to (or forfeitable by) the TestEquity Equityholder and 462,000 shares of DSG common stock that were contingently issuable to (or forfeitable by) the Gexpro Services Stockholder, in each case as of the Merger Date. The additional 538,000 shares that were potentially issuable as of the Merger Date under the earnouts were not recorded as an earnout derivative liability as the acquisition contingency for these shares was determined to have been met at the Merger Date.

The Company's earnout derivative liability was classified as a Level 3 instrument and was measured at fair value on a recurring basis. The fair value of the earnout derivative liability was measured using the Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis for the year ended December 31, 2022. Inputs to that model included the expected time to liquidity, the risk-free interest rate over the term, expected volatility based on representative peer companies and the estimated fair value of the underlying class of common stock. The significant unobservable inputs used in the fair value measurement of the earnout derivative liability were the fair value of the underlying stock at the valuation date and the estimated term of the earnout arrangement periods. Generally, increases (decreases) in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value measurement.

The estimated aggregate fair value of the earnout derivative liability recorded on the April 1, 2022 Merger Date was $43.9 million, with an offsetting entry to additional paid-in capital. As of April 29, 2022 and December 31, 2022, 700,000 and 462,000 of the 1,162,000 shares, respectively, were reclassified to equity, as the contingencies had been determined to have been met. Immediately prior to the reclassifications, the respective shares were remeasured to fair value. For the year ended December 31, 2022, the Company recorded income of $0.3 million as a component of Change in fair value of earnout liability in the Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) due to changes in the fair value of the earnout derivative liability.

The change in the fair value of the earnout derivative liability for the year ended December 31, 2022 was as follows:

(in thousands)	Amount
Balance at December 31, 2021	$—
Initial recognition on Merger Date	43,900
Change in fair value	(276)
Reclassifications to equity at fair value	(43,624)
Balance at December 31, 2022	$—

On March 20, 2023, all of the 1.7 million shares of DSG common stock stock available to be issued under the earnout provisions within the Merger Agreements were issued in accordance with the two earnout provisions within the Merger Agreements. As the remaining additional shares had been reclassified to equity as of December 31, 2022, there was no change in fair value for the first quarter of 2023.

Note 9 – Debt

The Company's outstanding long-term debt was comprised of the following:

(in thousands)	March 31, 2023	December 31, 2022
Senior secured revolving credit facility	$128,600	$122,000
Senior secured term loan	237,500	243,750
Senior secured delayed draw term loan	48,750	50,000
Other revolving line of credit	1,094	1,352
Total debt	415,944	417,102
Less current portion of long-term debt	(16,094)	(16,352)
Less deferred financing costs	(4,635)	(4,925)
Total long-term debt	$395,215	$395,825

Amended and Restated Credit Agreement

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

The Amended and Restated Credit Agreement provides for (i) a $200 million senior secured revolving credit facility, with a $25 million letter of credit sub-facility and a $10 million swingline loan sub-facility, (ii) a $250 million senior secured initial term loan facility and (iii) a $50 million senior secured delayed draw term loan facility. In addition, the Amended and Restated Credit Agreement permits the Company to increase the commitments under the Amended and Restated Credit Agreement from time to time by up to $200 million in the aggregate, subject to, among other things, the receipt of additional commitments from existing and/or new lenders and pro forma compliance with the financial covenants in the Amended and Restated Credit Agreement. Each of the loans under the Amended and Restated Credit Agreement mature on April 1, 2027.

Net of outstanding letters of credit, there was $69.8 million of borrowing availability under the revolving credit facility as of March 31, 2023. The weighted average interest rate from January 1, 2023 through March 31, 2023 was 7.1%.

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

In connection with the Amended and Restated Credit Agreement, deferred financing costs of $4.0 million were incurred. Deferred financing costs are amortized over the life of the debt instrument and reported as interest expense. As of March 31, 2023, deferred financing costs net of accumulated amortization were $7.5 million of which $4.6 million are included in Long-term debt, less current portion, net (related to the senior secured term loan and senior secured delayed draw term loan) and $2.9 million are included in Other assets (related to the senior secured revolving credit facility) in the Unaudited Condensed Consolidated Balance Sheets.

The Amended and Restated Credit Agreement contains various covenants, including financial maintenance covenants requiring the Company to maintain compliance with a consolidated minimum interest coverage ratio and a maximum total net leverage ratio, each determined in accordance with the terms of the Amended and Restated Credit Agreement.

The Company was in compliance with all financial covenants set forth in the Amended and Restated Credit Agreement as of March 31, 2023.

Note 10 – Stock-Based Compensation

The Company recorded stock-based compensation expense of $2.2 million and $0.0 million for the three months ended March 31, 2023 and March 31, 2022, respectively. A portion of the Company's stock-based awards are liability-classified. Accordingly, changes in the market value of the Company's common stock may result in stock-based compensation expense or benefit in certain periods. A stock-based compensation liability of $4.5 million as of March 31, 2023 and $3.3 million as of December 31, 2022 was included in Accrued expenses and other current liabilities in the Unaudited Condensed Consolidated Balance Sheets.

Restricted Stock Awards

For the three months ended March 31, 2023, the Company issued 10,000 Restricted stock awards ("RSAs") that vest over five years from the grant date with a grant date fair value of $0.4 million. Upon vesting, the vested RSAs are exchanged for an equal number of shares of the Company’s common stock. The participants have no voting or dividend rights with the RSAs. The RSAs are valued at the closing price of the Company common stock on the date of grant and the expense is recorded ratably over the vesting period.

Stock Options

For the three months ended March 31, 2023, the Company issued approximately 606,000 stock options to key employees that vest over five years from the grant date. The fair value was determined using a Black-Scholes valuation model with a grant date fair value of $8.3 million. Each stock option can be exchanged for one share of Company common stock at the stated exercise price. Upon vesting, stock options are recognized as a component of equity. Unrecognized compensation related to stock options as of March 31, 2023 was $9.8 million, which is expected to be recognized over a weighted-average period of 2.5 years.

Activity related to the Company’s stock options during the three months ended March 31, 2023 was as follows:

	Number of Stock Options	Weighted Average Exercise Price
Outstanding on December 31, 2022	288,000	$77.59
Granted	605,821	72.74
Outstanding on March 31, 2023	893,821	74.30

Exercisable on March 31, 2023	40,000	27.01

The weighted average fair value assumptions used in the Black-Scholes model for the stock options issued during the three months ended March 31, 2023 were as follows:

Expected volatility	45.23%
Risk-free rate of return	3.6%
Expected term (in years)	6.2 years
Expected annual dividend	$0

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

Note 11 – Stock Repurchase Program

Under an existing stock repurchase program authorized by the Board of Directors, the Company may repurchase its common stock from time to time in open market transactions, privately negotiated transactions or by other methods. No shares were repurchased during the three months ended March 31, 2023 or 2022 under the Company's stock repurchase plan. The remaining availability for stock repurchases under the program was $7.6 million at March 31, 2023.

Note 12 – Earnings Per Share

As a result of the Mergers discussed in Note 1 – Nature of Operations and Basis of Presentation, all historical per share data and number of shares and numbers of equity awards were retroactively adjusted. The following table provides the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2023	2022

Basic income per share:
Net income (loss)	$5,907	$(2,537)
Basic weighted average shares outstanding	21,120,770	10,300,866
Basic income (loss) per share of common stock	$0.28	$(0.25)

Diluted income per share:
Net income (loss)	$5,907	$(2,537)
Basic weighted average shares outstanding	21,120,770	10,300,866
Effect of dilutive securities	183,434	—
Diluted weighted average shares outstanding	21,304,204	10,300,866
Diluted income (loss) per share of common stock	$0.28	$(0.25)
Anti-dilutive securities excluded from the calculation of diluted income per share	—	266,984

Note 13 – Income Taxes

The Company recorded income tax expense of $2.1 million, a 26.3% effective tax rate for the three months ended March 31, 2023. Income tax expense of $1.0 million, a 27.4% effective tax rate was recorded for the three months ended March 31, 2022. The effective tax rate for the three months ended March 31, 2023 was higher than the U.S. statutory rate primarily due to state taxes, foreign operations, and other permanent items. The effective tax rate for the three months ended March 31, 2022 was higher than the U.S. statutory rate primarily due to state taxes, transaction costs, and other permanent items.

Relative to the U.S. statutory rate, the effective tax rate for the three months ended March 31, 2023 was impacted by state taxes, foreign operations, and other permanent items.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of multiple state and foreign jurisdictions. As of March 31, 2023, the Company is subject to U.S. federal income tax examinations for the years 2019 through 2021 and income tax examinations from various other jurisdictions for the years 2015 through 2021.

Earnings from the Company’s foreign subsidiaries are considered to be indefinitely reinvested. A distribution of these non-U.S. earnings in the form of dividends or otherwise may subject the Company to foreign withholding taxes and U.S. federal and state taxes.

Note 14 – Commitments and Contingencies

Merger Litigation

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

On October 3, 2022, the plaintiffs in the Books and Records Actions filed a shareholder derivative action (the “Derivative Action”) entitled Jeffrey Edelman and Robert Garfield v. John Bryan King et al., Case No. 2022-0886, in the Court of Chancery of the State of Delaware (the "Delaware Chancery Court"). The Derivative Action names as defendants J. Bryan King, Lee S. Hillman, Bianca A. Rhodes, Mark F. Moon, Andrew B. Albert, I. Steven Edelson and Ronald J. Knutson (collectively, “Director and Officer Defendants”), and LKCM Headwater Investments II, L.P., LKCM Headwater II Sidecar Partnership, L.P., Headwater Lawson Investors, LLC, PDLP Lawson, LLC, LKCM Investment Partnership, L.P., LKCM Micro-Cap Partnership, L.P., LKCM Core Discipline, L.P. and Luther King Capital Management Corporation (collectively, the “LKCM Defendants”). Purporting to act on behalf of DSG, in the Derivative Action the plaintiffs allege, among other things, various claims of alleged breach of fiduciary duty against the Director and Officer Defendants and the LKCM Defendants in connection with the Mergers. The Derivative Action seeks, among other things, money damages, equitable relief and the costs of the Derivative Action, including reasonable attorneys’, accountants’ and experts’ fees. On October 24, 2022, the plaintiffs voluntarily dismissed PDLP Lawson, LLC and LKCM Investment Partnership, L.P. from the Derivative Action without prejudice.

The defendants filed motions to dismiss the Derivative Action, along with related supporting briefing materials, with the Delaware Chancery Court, and the plaintiffs filed briefing materials opposing those motions to dismiss. The Delaware Chancery Court has scheduled a hearing to be held on September 13, 2023, regarding the defendants’ motions to dismiss.

DSG disagrees with and intends to vigorously defend against the Derivative Action. The Derivative Action could result in additional costs to DSG, including costs associated with the indemnification of directors and officers. At this time, DSG is unable to predict the ultimate outcome of the Derivative Action or, if the outcome is adverse, to reasonably estimate an amount or range of reasonably possible loss, if any, associated with the Derivative Action. Accordingly, no amounts have been recorded in the unaudited condensed consolidated financial statements for these matters. No assurance can be given that additional lawsuits will not be filed against DSG and/or its directors and officers and/or other persons or entities in connection with the Mergers.

Cyber Incident Litigation

On February 10, 2022, DSG disclosed that its computer network was the subject of a cyber incident potentially involving unauthorized access to certain confidential information (the “Cyber Incident”). On April 4, 2023, a putative class action lawsuit (the “Cyber Incident Suit”) was filed against DSG entitled Lardone Davis, on behalf of himself and all others similarly situated v. Lawson Products, Inc., Case No. 1:23-cv-02118, in the United States District Court for the Northern District of Illinois, Eastern Division. The plaintiff in this case, who purports to represent the class of individuals harmed by alleged actions and/or omissions by DSG in connection with the Cyber Incident, asserts a variety of common law and statutory claims seeking monetary damages, injunctive relief and other related relief related to the potential unauthorized access by third parties to personal identifiable information and protected health information.

DSG disagrees with and intends to vigorously defend against the Cyber Incident Suit. The Cyber Incident Suit could result in additional costs and losses to DSG, although, at this time, DSG is unable to reasonably estimate the amount or range of reasonably possible loss, if any, that might result from adverse judgments, settlements, fines, penalties or other resolution of these proceedings based on the early stage of this proceeding, the absence of specific allegations as to alleged damages, the uncertainty as to the certification of a class or classes and the size of any certified class, if applicable, and the lack of resolution of significant factual and legal issues. Accordingly, no amounts have been recorded in the unaudited condensed consolidated financial statements for the Cyber Incident Suit. No assurance can be given that additional lawsuits will not be filed against DSG and/or its directors and officers and/or other persons or entities in connection with the Cyber Incident.

Environmental Matter

In 2012, it was determined that a Company owned site in Decatur, Alabama, contained hazardous substances in the soil and groundwater as a result of historical operations prior to the Company's ownership. The Company retained an environmental consulting firm to further investigate the contamination, prepare a remediation plan, and enroll the site in the Alabama Department of Environmental Management (“ADEM”) voluntary cleanup program.

A remediation plan was approved by ADEM in 2018. The plan consists of chemical injections throughout the affected area, as well as subsequent monitoring of the area. The injection process was completed in the first quarter of 2019 and the environmental consulting firm is monitoring the affected area. At March 31, 2023 the Company had less than $0.1 million accrued for potential monitoring costs included in Accrued expenses and other current liabilities in the Unaudited Condensed Consolidated Balance Sheets. The costs for future monitoring are not significant and have been fully accrued. The Company does not expect to capitalize any amounts related to the remediation plan.

Purchase commitments

The Company enters into inventory purchase commitments with third parties in the ordinary course of business. As of March 31, 2023, we had contractual commitments to purchase approximately $174 million of product from our suppliers and contractors which is expected to be paid in the next twelve months.

Note 15 – Related Party Transactions

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

Consulting Services

Subsequent to the Mergers, individuals employed by LKCM Headwater Operations, LLC, a related party of Luther King Capital Management Corporation (“LKCM”), have provided the Company with certain consulting services in order to identify cost savings, revenue enhancements and operational synergies of the combined companies. As of March 31, 2023 expense of $0.1 million was recorded within Selling, general and administrative expenses within the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income (Loss), reflecting expenses accrued for these consulting services.

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

As a result of and after the consummation of the Mergers, the issuance of 10.3 million shares at the closing on the Merger Date and the issuance of the additional 1.7 million shares in accordance with the earnout provisions of the TestEquity Merger Agreement and the Gexpro Services Merger Agreement on March 20, 2023, entities affiliated with LKCM and J. Bryan King (the Chairman of the DSG board of directors) owned in the aggregate approximately 16.3 million shares of DSG common stock representing approximately 77.4% of the outstanding shares of DSG common stock as of March 31, 2023.

Note 16 – Segment Information

Based on operational, reporting and management structures, the Company has identified three reportable segments based on the nature of the products and services and type of customer for those products and services. A description of our reportable segments is as follows:

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

The Company also has an “All Other” category which includes unallocated DSG holding company costs that are not directly attributable to the ongoing operating activities of our reportable segments and includes the results of the Bolt Supply House ("Bolt") non-reportable segment. Revenue within the All Other category represents the results of Bolt. Bolt generates revenue primarily from the sale of MRO products to its walk-up customers and service to its customers through its 14 branch locations. Bolt does not provide VMI services for its customers or provide services in addition to product sales to customers. Revenue is recognized at the time that control of the product has been transferred to the customer which is either upon delivery or shipment depending on the terms of the contract.

Financial information for the Company's reportable segments is presented below. Asset information by operating segment is not presented below since the chief operating decision maker does not review this information by segment.

	Three Months Ended March 31,
(in thousands)	2023	2022
Revenue
Lawson(1)	$125,280	$—
TestEquity	107,359	72,402
Gexpro Services	101,016	81,683
All Other(2)	14,615	—
Total revenue	$348,270	$154,085

Operating income (loss)
Lawson(1)	$8,245	$—
TestEquity	26	(604)
Gexpro Services	7,374	3,592
All Other(2)	1,076	—
Total operating income (loss)	$16,721	$2,988
(1)Includes the operating results of Lawson only subsequent to the Merger Date of April 1, 2022 and not Lawson operating results prior to the Mergers.
(2)    Includes the operating results of All Other only subsequent to the Merger Date of April 1, 2022 and not All Other operating results prior to the Mergers.

Note 17 – Subsequent Event

On May 8, 2023, the Company filed a Current Report on Form 8-K, providing (i) audited consolidated financial statements of Hisco for the year ended October 31, 2022 and (ii) unaudited pro forma condensed combined financial information to give effect to the Mergers and the Hisco Transaction as of the periods shown in the financial information and subject to the assumptions and adjustments described in the accompanying notes.

On May 9, 2023, the Company commenced a Rights Offering of transferable subscription rights (“Subscription Rights”) to holders of DSG common stock as of the close of business on May 1, 2023, for an aggregate Rights Offering value of up to $100 million. The Rights Offering is being conducted pursuant to a prospectus supplement dated on May 9, 2023. The Rights Offering will expire at 5:00pm Eastern Time on May 30, 2023 (the “Expiration Date”), unless extended at the Company’s sole discretion.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q, the audited consolidated financial statements, accompanying notes and other information included in our Annual Report on Form 10-K filed for the year ended December 31, 2022 and the Lawson Products, Inc. unaudited condensed consolidated financial statements and accompanying notes included in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022.

References to “DSG”, the “Company”, "we", "our" or "us" refer to Distribution Solutions Group, Inc. and all entities consolidated in the accompanying unaudited condensed consolidated financial statements.

Overview

Organization and Structure

Distribution Solutions Group, Inc. ("DSG"), is a multi-platform specialty distribution company providing high touch, value-added distribution solutions to the maintenance, repair and operations ("MRO"), the original equipment manufacturer ("OEM") and the industrial technologies markets. The Mergers that were consummated in April 2022 resulted in the combination of Lawson, TestEquity and Gexpro Services. For a description of the business combination, see Note 1 – Nature of Operations and Basis of Presentation within Item 1. Financial Statements.

We manage and report our operating results through three reportable segments: Lawson, TestEquity and Gexpro Services. A summary of our segments is presented below. For additional details about our segments, see Note 16 – Segment Information within Item 1. Financial Statements.

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
Gexpro Services is a global supply chain solutions provider, specializing in developing and implementing vendor managed inventory ("VMI") and kitting programs to high-specification manufacturing customers.

In addition to these three reportable segments, we have an “All Other” category which includes unallocated DSG holding company costs that are not directly attributable to the ongoing operating activities of our reportable segments and the results of a non-reportable segment.

DSG Vision and Strategic Focus

The complementary distribution operations of Lawson, TestEquity and Gexpro Services were combined in 2022 for the purpose of creating a specialty distribution company enabling each of Lawson, TestEquity and Gexpro Services to maintain their respective high-touch, value-added service delivery models and customer relationships in their specialty distribution businesses under the leadership of their separate business unit management teams. The DSG leadership team provides oversight to these separate leadership teams. This structure enables the combined company to leverage best practices, back-office resources and technologies across the three operating companies to help drive cost synergies and efficiencies. The combined company has the ability to utilize its combined financial resources to accelerate a strategy of expansion through both business acquisitions and organic growth.

Organic Growth Strategy

We intend to grow our businesses organically by exploring growth opportunities that provide different channels to reach customers, increase revenue and generate positive results. We plan to utilize our company structure to grow organic revenue through collaborative selling across our customer bases and expanding the digital capabilities across our platform.

Acquisition Strategy

In addition to organic growth, we plan to actively pursue acquisition opportunities complementary to our businesses and that we believe will be financially accretive to our organization.

HIS Company, Inc. - Purchase Agreement — On March 30, 2023, DSG entered into a Stock Purchase Agreement (the “Purchase Agreement”), with various parties for the acquisition by DSG, on the terms and subject to the conditions therein, of all of the issued and outstanding capital stock of HIS Company, Inc., a Texas corporation (“Hisco”), a leading distributor of specialty products serving industrial technology applications. The transaction is expected to close in the second quarter of 2023, subject to regulatory and customary closing conditions. For more information about the Hisco acquisition, including DSG’s anticipated financing of a portion of the purchase price for the transaction, refer to Note 3 – Business Acquisitions within Item 1. Financial Statements.

Sales Drivers

DSG believes that the Purchasing Managers Index ("PMI") published by the Institute for Supply Management is an indicative measure of the relative strength of the economic environment of the industry in which it operates. The PMI is a composite index of economic activity in the U.S. manufacturing sector. DSG believes that a measure of that index above 50 generally indicates expansion of the manufacturing sector while a measure below 50 generally represents contraction. The average monthly PMI was 47.1 in the three months ended March 31, 2023 compared to 57.8 in the three months ended March 31, 2022.

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

Specifically in respect of its electronic production supplies business, the current semi-conductor chip shortage is negatively impacting TestEquity’s business as such chips are key elements to the electronic production process. TestEquity anticipates that recovery of this important part of its customers’ supply chain will occur in late 2023 and early 2024.

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

Supply Chain Disruptions

Along with the broader economy, we continue to be affected by rising supplier costs caused by inflation and increased transportation and labor costs. This results in challenges in acquiring and receiving inventory in a timely fashion and fulfilling customer orders. We have instituted various price increases during 2022 and 2023 in response to rising supplier costs, as well as increased transportation and labor costs in order to manage our gross profit margins.

Cyber Incident Litigation

On February 10, 2022, DSG disclosed that its computer network was the subject of a cyber incident potentially involving unauthorized access to certain confidential information (the “Cyber Incident”). DSG engaged a cybersecurity forensics firm to assist in the investigation of the incident and to assist in securing its computer network.

Because of the nature of the information that may have been compromised, DSG was required to notify the parties whose information was potentially compromised of the incident as well as various governmental agencies and has taken other actions, such as offering credit monitoring services. At March 31, 2023 DSG had not incurred material costs as a result of the Cyber Incident and, at this time, is unable to estimate the total cost of any remediation that may be required. On April 4, 2023, a putative class action lawsuit (the “Cyber Incident Suit”) was filed against DSG. For more information about the Cyber Incident Suit, please refer to Note 14 – Commitments and Contingencies within Item 1. Financial Statements.

Critical Accounting Policies and Use of Estimates

The unaudited condensed consolidated financial statements were prepared in accordance with GAAP. A discussion of our critical accounting policies and estimates is contained within Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in DSG's Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes to our previously disclosed critical accounting policies and use of estimates. The following provides information on the accounts requiring more significant estimates.

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

At March 31, 2023, our inventory reserve was $12.9 million, equal to approximately 4.5% of our gross inventory. A hypothetical change of one hundred basis points to our reserve as a percentage of total inventory would have affected our cost of goods sold by $2.7 million.

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

Factors Affecting Comparability to Prior Periods

Our results of operations are not directly comparable to prior results for the periods presented due to the Mergers that were completed on April 1, 2022. The Mergers were accounted for as a reverse merger under the acquisition method of accounting in accordance with the accounting guidance for reverse acquisitions as provided in Accounting Standards Codification 805, Business Combinations ("ASC 805"). Under this guidance, TestEquity and Gexpro Services were treated as a combined entity as the accounting acquirer for financial reporting purposes, and DSG was identified as the accounting acquiree. This determination was primarily made as TestEquity and Gexpro Services were under the common control of an entity that owns a majority of the voting rights of the combined entity, and therefore, only DSG experienced a change in control. Accordingly, the unaudited condensed consolidated financial statements for the three months ended March 31, 2023 and 2022 reflect the results of operations of TestEquity and Gexpro Services on a consolidated basis, and the results of operations of DSG's legacy Lawson business are included only in the unaudited condensed consolidated financial statements for the three months ended March 31, 2023 for activity subsequent to the April 1, 2022 Merger Date.

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

Non-GAAP Adjusted EBITDA

Management believes Adjusted EBITDA is an important measure of the Company's operating performance. We define Adjusted EBITDA as operating income plus depreciation and amortization, stock-based compensation, severance costs, costs related to the execution and integration of the Mergers, amortization of fair value step-up resulting from the Mergers, acquisition related costs (unrelated to the Mergers), and other non-recurring items. The following table provides our calculation of Adjusted EBITDA for the three months ended March 31, 2023 and 2022:

Reconciliation of Operating Income to Non-GAAP Adjusted EBITDA (Unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022(7)
Operating income (loss)	$16,721	$2,988
Depreciation and amortization	15,722	7,589
Stock-based compensation(1)	2,204	—
Severance costs(2)	351	456
Merger/integration costs(3)	1,223	1,442
Inventory step-up(4)	—	163
Acquisition related costs(5)	2,876	840
Other non-recurring(6)	256	24
Adjusted EBITDA	$39,353	$13,502
(1)    Expense primarily for stock-based compensation, of which a portion varies with the Company’s stock price.
(2)    Includes severance expense from actions taken in 2023 and 2022 not related to a formal restructuring plan.
(3)    Merger transaction costs related to the negotiation, review and execution of the Merger Agreements relating to the Mergers and subsequent integration costs.
(4)    Inventory fair value step-up adjustments resulting from the acquisition accounting for additional acquisitions completed by Gexpro Services.
(5)    Expense for acquisition related costs, unrelated to the Mergers.
(6)    Other non-recurring costs consist of sales force optimization and other non-recurring items.
(7)    Includes the operating results of Lawson subsequent, but not prior, to the April 1, 2022 Merger Date in accordance with GAAP accounting guidance for reverse acquisitions.

Management uses operating income and Adjusted EBITDA to evaluate the performance of its reportable segments. See Note 16 – Segment Information within Item 1. Financial Statements for additional information about our reportable segments. The following table provides Adjusted EBITDA by reportable segment:

	Three Months Ended March 31,
(in thousands)	2023	2022
Adjusted EBITDA
Lawson(1)	$18,450	$—
TestEquity	7,659	5,491
Gexpro Services	11,674	8,011
All Other(2)	1,570	—
Consolidated Adjusted EBITDA	$39,353	$13,502
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

Supplemental Information - Lawson Non-GAAP Adjusted Operating Income and Non-GAAP Adjusted EBITDA

For management to discuss Lawson's operating results on a comparable basis, Lawson's historical, pre-merger components of operating income have been provided separately in the table below. In addition, Lawson's GAAP results of operations were adjusted to include the results prior to the April 1, 2022 Merger Date in order to reflect the total operating activities attributable to Lawson for each period presented. Management believes this historical information provides the most meaningful basis of comparison for Lawson's operations, is more useful in identifying current business trends, and is important for the user of our financial statements in understanding Lawson's business. Refer to Note 1 – Nature of Operations and Basis of Presentation and Note 3 – Business Acquisitions within Item 1. Financial Statements for information about the Mergers.

These non-GAAP amounts are not considered to be prepared in accordance with GAAP, have not been prepared as pro forma results under applicable regulations, may not reflect the actual results we would have achieved had the Mergers occurred at the beginning of 2022, and should not be viewed as a substitute for the results of operations presented in accordance with

GAAP. Lawson's historical operating results prior to the Mergers were obtained from the unaudited condensed consolidated financial statements included in DSG's Quarterly Report on Form 10-Q filed for the quarterly period ended March 31, 2022.

Lawson Non-GAAP Adjusted Results - Calculation of Supplemental Information (Unaudited)

(in thousands)	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
Lawson Operating Income	GAAP Results(1)	Pre-Merger Results	Adjusted Results(2)	GAAP Results(1)	Pre-Merger Results(3)	Adjusted Results(2)

Revenue	$125,280	$—	$125,280	$—	$104,902	$104,902
Cost of goods sold	54,370	—	54,370	—	49,371	49,371
Gross profit	70,910	—	70,910	—	55,531	55,531
Selling, general and administrative expenses	62,665	—	62,665	—	44,435	44,435
Operating income (loss)	$8,245	$—	$8,245	$—	$11,096	$11,096

Lawson Adjusted EBITDA(4)	$18,450	$—	$18,450	$—	$8,042	$8,042
(1)Operating income prepared in accordance with GAAP, which includes Lawson’s results of operations subsequent, but not prior, to the April 1, 2022 Merger Date. For the three months ended March 31, 2022, the operating results of Lawson were not included in the Company's GAAP results. See Note 1 – Nature of Operations and Basis of Presentation and Note 3 – Business Acquisitions within Item 1. Financial Statements.
(2)Lawson's results of operations adjusted for comparability on a period-over-period basis. These non-GAAP results represent Lawson’s total operating activities for the three months ended March 31, 2023 and 2022, regardless of the Mergers (that is, they reflect both pre- and post-Merger results of Lawson).
(3)Lawson's results of operations for the three months ended March 31, 2022, which occurred prior to the April 1, 2022 Merger Date, were not included in the Company's GAAP operating results under reverse merger acquisition accounting. See Note 1 – Nature of Operations and Basis of Presentation and Note 3 – Business Acquisitions within Item 1. Financial Statements.
(4)Refer to the Non-GAAP Adjusted EBITDA section above for a reconciliation of Adjusted EBITDA to operating income.

Composition of Results of Operations

The following results of operations for the three months ended March 31, 2023 and 2022 include the accounts of the TestEquity and Gexpro Services combined entity, as the accounting acquirer. The results of DSG's legacy Lawson business have been included only in the results of operations for the three months ended March 31, 2023 for activity subsequent, and not prior, to the April 1, 2022 Merger Date.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Consolidated Results of Operations

	Three Months Ended March 31,
	2023		2022
(Dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue

Revenue
Lawson(1)	$125,280	36.0%	$—	—%
TestEquity	107,359	30.8%	72,402	47.0%
Gexpro Services	101,016	29.0%	81,683	53.0%
All Other(2)	14,615	4.2%	—	—%
Total Revenue	348,270	100.0%	154,085	100.0%
Cost of goods sold
Lawson(1)	54,370	15.6%	—	—%
TestEquity	82,002	23.5%	55,479	36.0%
Gexpro Services	70,511	20.2%	57,722	37.5%
All Other(2)	8,516	2.4%	—	—%
Total Cost of goods sold	215,399	61.8%	113,201	73.5%
Gross profit	132,871	38.2%	40,884	26.5%
Selling, general and administrative expenses
Lawson(1)	62,665	18.0%	—	—%
TestEquity	25,331	7.3%	17,527	11.4%
Gexpro Services	23,131	6.6%	20,369	13.2%
All Other(2)	5,023	1.4%	—	—%
Total Selling, general and administrative expenses	116,150	33.4%	37,896	24.6%
Operating income (loss)	16,721	4.8%	2,988	1.9%
Interest expense	(7,670)	(2.2)%	(6,856)	(4.4)%
Loss on extinguishment of debt	—	—%	(581)	(0.4)%
Change in fair value of earnout liabilities	(57)	—%	—	—%
Other income (expense), net	(975)	(0.3)%	956	0.6%
Income (loss) before income taxes	8,019	2.3%	(3,493)	(2.3)%
Income tax expense (benefit)	2,112	0.6%	(956)	(0.6)%
Net income (loss)	$5,907	1.7%	$(2,537)	(1.6)%
(1)    Includes the operating results of Lawson subsequent, but not prior, to the April 1, 2022 Merger Date.
(2)    Includes the operating results of All Other subsequent, but not prior, to the April 1, 2022 Merger Date.

Overview of Consolidated Results of Operations

Our consolidated results of operations include the financial impact of the Mergers that were completed on April 1, 2022. The increase in gross profit for the first quarter of 2023 compared to the first quarter of 2022 was primarily due to the inclusion of Lawson operations only subsequent, and not prior, to the April 1, 2022 Merger Date. Expenses for the first quarter of 2023 compared to the first quarter of 2022 were impacted by the inclusion of Lawson operations only subsequent, and not prior, to the April 1 2022 Merger Date, and the inclusion of the acquisitions completed in 2022.

Refer to Results by Reportable Segment below for a complete discussion of our results of operations.

Results by Reportable Segment

Lawson Segment

	Three Months Ended March 31,		Change
(Dollars in thousands)	2023	2022	Amount	%

Revenue	$125,280	$—	$125,280	—%
Cost of goods sold	54,370	—	54,370	—%
Gross profit	70,910	—	70,910	—%
Selling, general and administrative expenses	62,665	—	62,665	—%
Operating income (loss)	$8,245	$—	$8,245	—%

Gross profit margin	56.6%	—%

Adjusted EBITDA(1)	$18,450	$—	$18,450	—%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

The increase in revenue, gross profit and operating income for the first quarter of 2023 compared to the first quarter of 2022 was due to the inclusion of Lawson operations beginning on the April 1, 2022 Merger Date and not including any Lawson operations prior to the April 1, 2022 Merger Date.

Supplemental Information

For management to discuss Lawson's operating results on a comparable basis, Lawson's GAAP results of operations for three months ended March 31, 2022 were adjusted to include its results prior to the April 1, 2022 Merger Date in order to reflect the total operating activities attributable to Lawson for each period presented. These non-GAAP Adjusted Results for the three months ended March 31, 2022 presented in the table below are referred to within this supplemental results of operations discussion as "Adjusted".

	Three Months Ended March 31,		Change from Adjusted 2022
(Dollars in thousands)	2023	Adjusted 2022(1)	Amount	%

Revenue	$125,280	$104,902	$20,378	19.4%
Cost of goods sold	54,370	49,371	4,999	10.1%
Gross profit	70,910	55,531	15,379	27.7%
Selling, general and administrative expenses	62,665	44,435	18,230	41.0%
Operating income (loss)	$8,245	$11,096	$(2,851)	(25.7)%
Gross profit margin	56.6%	52.9%

Adjusted EBITDA(2)	$18,450	$8,042	$10,408	129.4%
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

Revenue and Gross Profit

Revenue increased $20.4 million, or 19.4%, to $125.3 million in the first quarter of 2023 compared to adjusted revenue of $104.9 million in the first quarter of 2022. The increase was primarily driven by the realization of price increases enacted throughout 2022 and 2023 to offset rising supplier costs, increased quantity volumes and strengthening sales to Lawson's strategic and governmental customers and automotive end market.

Gross profit increased $15.4 million to $70.9 million in the first quarter of 2023 compared to adjusted gross profit of $55.5 million in the prior year quarter primarily as a result of increased sales and the related price increases put in place, lower net freight expense and spreading operating expenses over a higher level of sales. Lawson gross profit as a percent of revenue was 56.6% in the first quarter of 2023 compared to Lawson gross profit as a percent of adjusted revenue of 52.9% in the prior year quarter. The gross margin percentage improvement for the first quarter of 2023 was primarily the result of price increases enacted as the prior year quarter was impacted by increased supplier costs from inflation and supply chain disruptions, offset by a sales shift toward lower margin customers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of compensation and support for Lawson sales representatives and expenses to operate Lawson's distribution network and overhead expenses.

Selling, general and administrative expenses increased to $62.7 million in the first quarter of 2023 compared to the adjusted amount of $44.4 million in the prior year quarter. The increase was primarily driven by higher compensation expense incurred to support increased sales, additional depreciation and amortization as a result of the fair value step-up adjustments resulting from the reverse merger acquisition accounting and stock-based compensation expense offset in part by a stock-based compensation benefit in the first quarter of 2022.

Adjusted EBITDA

During the three months ended March 31, 2023, Lawson generated Adjusted EBITDA of $18.5 million, an increase of $10.4 million, or 129.4% from the same period a year ago driven by increased revenue and margins.

TestEquity Segment

	Three Months Ended March 31,		Change
(Dollars in thousands)	2023	2022	Amount	%

Revenue	$107,359	$72,402	$34,957	48.3%
Cost of goods sold	82,002	55,479	26,523	47.8%
Gross profit	25,357	16,923	8,434	49.8%
Selling, general and administrative expenses	25,331	17,527	7,804	44.5%
Operating income (loss)	$26	$(604)	$630	(104.3)%
Gross profit margin	23.6%	23.4%

Adjusted EBITDA(1)	$7,659	$5,491	$2,168	39.5%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

Revenue and Gross Profit

Revenue increased $35.0 million, or 48.3%, to $107.4 million in the first quarter of 2023 compared to revenue of $72.4 million in the first quarter of 2022. The increase was primarily driven by $34.9 million of revenue generated from the acquisitions completed in the second quarter of 2022.

Gross profit increased $8.4 million to $25.4 million in the first quarter of 2023 compared to gross profit of $16.9 million in the prior year quarter. The increase was primarily driven by the 2022 acquisitions which generated $7.6 million of additional gross profit in the first quarter of 2023. TestEquity gross profit as a percent of revenue was 23.6% in the first quarter of 2023 compared to 23.4% in the prior year quarter. The gross margin percentage for the first quarter of 2023 was impacted by an expansion of margins within the existing base business offset by a shift in sales mix from the lower gross margin rates from the 2022 acquisitions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of compensation and support for TestEquity's sales representatives and expenses to operate TestEquity's distribution network and overhead expenses.

Selling, general and administrative expenses increased $7.8 million to $25.3 million in the first quarter of 2023 compared to $17.5 million in the prior year quarter. Approximately $5.2 million of the increased expenses was primarily driven by the 2022 acquisitions and approximately $2.4 million of the increased expenses was driven by increased acquisition expenses in the first quarter of 2023 of $2.7 million in connection with the potential acquisition of Hisco compared to $0.3 million of acquisition expenses in the prior year quarter.

Adjusted EBITDA

During the three months ended March 31, 2023, TestEquity generated Adjusted EBITDA of $7.7 million, an increase of $2.2 million, or 39.5% from the prior year quarter with approximately $2.4 million driven by the 2022 acquisitions.

Gexpro Services Segment

	Three Months Ended March 31,		Change
(Dollars in thousands)	2023	2022	Amount	%

Revenue	$101,016	$81,683	$19,333	23.7%
Cost of goods sold	70,511	57,722	12,789	22.2%
Gross profit	30,505	23,961	6,544	27.3%
Selling, general and administrative expenses	23,131	20,369	2,762	13.6%
Operating income (loss)	$7,374	$3,592	$3,782	105.3%
Gross profit margin	30.2%	29.3%

Adjusted EBITDA(1)	$11,674	$8,011	$3,663	45.7%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

Revenue and Gross Profit

Revenue increased $19.3 million, or 23.7%, to $101.0 million in the first quarter of 2023 compared to revenue of $81.7 million in the first quarter of 2022. The increase was primarily driven by $4.0 million of revenue generated from the Frontier acquisition completed at the end of the first quarter of 2022 and 18.7% organic growth in the base business through an expansion of products and services to existing customers as well as the addition of new customers.

Gross profit increased $6.5 million to $30.5 million in the first quarter of 2023 compared to gross profit of $24.0 million in the prior year quarter. Gexpro Services gross profit as a percent of revenue was 30.2% in the first quarter of 2023 compared to 29.3% in the prior year quarter. The gross profit increase was driven by the 2022 acquisitions, an improvement in the global supply chain and sales price increases enacted.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of sales and marketing expenses primarily relating to compensation, costs associated with supporting Gexpro Services’ service facilities, overhead expenses within finance, legal, human resources and information technology, and other costs required to operate Gexpro Services’ business and service customers.

Selling, general, and administrative expenses increased to $23.1 million in the first quarter of 2023 compared to $20.4 million in the prior year quarter. The increase of $2.8 million was primarily driven by $1.7 million of additional expenses from the 2022 acquisitions. The remainder of the increase was due primarily to additional compensation and product fulfillment costs to support organic growth.

Adjusted EBITDA

During the three months ended March 31, 2023, Gexpro Services generated Adjusted EBITDA of $11.7 million, an increase of $3.7 million, or 45.7%, from the same period a year ago primarily driven by increases in revenue and margins.

Consolidated Non-operating Income and Expense

	Three Months Ended March 31,		Change
(Dollars in thousands)	2023	2022	Amount	%

Interest expense	$(7,670)	$(6,856)	$(814)	11.9%
Change in fair value of earnout liabilities	$(57)	$—	$(57)	N/M
Other income (expense), net	$(975)	$956	$(1,931)	N/M
Income tax expense (benefit)	$2,112	$(956)	$3,068	N/M
N/M Not meaningful

Interest Expense

Interest expense increased $0.8 million in the first quarter of 2023 compared to the prior year quarter. The increase was due to higher outstanding borrowings as a result of the debt refinancing related to the Mergers, offset partially by a lower interest rate on the outstanding borrowings as a result of the debt refinancing related to the Mergers.

Change in Fair Value of Earnout Liability

The $0.1 million expense in the first quarter of 2023 related to the change in fair value of the earnout liability associated with the Frontier earnout.

Other Income (Expense), Net

Other expense, net increased $1.9 million in the first quarter of 2023 compared to the prior year quarter primarily due to the inclusion of Lawson operations subsequent to the April 1, 2022 Merger Date.

Income Tax Expense (Benefit)

Income tax expense was $2.1 million, a 26.3% effective tax rate for the three months ended March 31, 2023 compared to income tax expense of $1.0 million and a 27.4% effective tax rate for the three months ended March 31, 2022. The change in the year over year effective tax rate was primarily due to the effect of lower transaction costs in 2023 compared to 2022.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $31.1 million on March 31, 2023 compared to $24.6 million on December 31, 2022.

The Company believes its current balances of cash and cash equivalents, availability under its Amended and Restated Credit Agreement and cash flows from operations will be sufficient to meet its liquidity needs for the next twelve months. As of March 31, 2023, liquidity for the Company was $100.9 million comprised of $31.1 million of cash and cash equivalents and $69.8 million of borrowing availability remaining, net of outstanding letters of credit, under the Amended and Restated Credit Agreement.

Our primary short-term and long-term liquidity and capital resource needs are to finance operating expenses, working capital, capital expenditures, potential business acquisitions, strategic initiatives and general corporate purposes. Our current debt obligations under the Amended and Restated Credit Agreement mature in April 2027. Principal payments on the Amended and Restated Credit Agreement for the next twelve months are $15.0 million. Refer to Note 9 – Debt within Item 1. Financial Statements for additional information related to our debt obligations. Access to debt capital markets has historically provided the Company with sources of liquidity, beyond normal operating cash flows. We do not anticipate having difficulty in obtaining financing from those markets in the future, however, we cannot provide assurance that events beyond our control will not have a material adverse impact on our liquidity.

Sources and Uses of Cash

The following table presents a summary of our cash flows:

(in thousands)	March 31, 2023	March 31, 2022	Change
Net cash provided by (used in) operating activities	$13,858	$(13,532)	$27,390
Net cash provided by (used in) investing activities	$(5,094)	$(57,573)	$52,479
Net cash provided by (used in) financing activities	$(2,394)	$68,795	$(71,189)

Cash Provided by (Used in) Operating Activities

Net cash provided by operations for the three months ended March 31, 2023 was $13.9 million primarily due to net income including non-cash items, partially offset by investments in trade working capital to support higher sales and other net cash flow items.

Net cash used in operations for the three months ended March 31, 2022 was $13.5 million, primarily due to increases in trade working capital and other net cash flow items.

Cash Provided by (Used in) Investing Activities

Net cash used in investing activities for the three months ended March 31, 2023 was $5.1 million, primarily due to purchases of property, plant and equipment and rental equipment which was partially offset by the sale of rental equipment.

Net cash used in investing activities for the three months ended March 31, 2022 was $57.6 million, primarily due to the other acquisitions completed during the first three months of 2023 by Gexpro Services as described in Note 3 – Business Acquisitions within Item 1. Financial Statements.

Cash Provided by (Used in) Financing Activities

Net cash used in financing activities for the three months ended March 31, 2023 was $2.4 million, primarily due to principal payments on the term loans partially offset by net proceeds on the revolving credit facility.

Net cash provided by financing activities for the three months ended March 31, 2022 was $68.8 million, primarily due to net proceeds on term loans and revolving credit facilities as a result of the January 3, 2022 Gexpro Services refinancing that was used to fund the Resolux acquisition and repay previous indebtedness.

Financing and Capital Requirements

Credit Facility

On April 1, 2022, DSG entered into the Amended and Restated Credit Agreement, which includes a $200 million senior secured revolving credit facility, a $250 million senior secured initial term loan facility and a $50 million senior secured delayed draw term loan facility. Refer to Note 9 – Debt within Item 1. Financial Statements for a description of the Amended and Restated Credit Agreement.

On March 31, 2023, we had $415.9 million in outstanding borrowings and $69.8 million of borrowing availability remaining, net of outstanding letters of credit, under the senior secured revolving credit facility.

As of March 31, 2023, we were in compliance with all financial covenants under our Amended and Restated Credit Agreement.

While we were in compliance with our financial covenants as of March 31, 2023, failure to meet the covenant requirements of the Amended and Restated Credit Agreement in future quarters could lead to higher financing costs and increased restrictions, reduce or eliminate our ability to borrow funds, or accelerate the payment of our indebtedness and could have a material adverse effect on our business, financial condition and results of operations.

Purchase Commitments

As of March 31, 2023, we had contractual commitments to purchase approximately $174 million of product from our suppliers and contractors over the next twelve months.

Capital Expenditures

During the three months ended March 31, 2023, total capital expenditures for property, plant and equipment and rental equipment were $6.9 million excluding proceeds from the sale of rental equipment. The company expects to spend approximately $14 million to $16 million for capital expenditures during the remainder of 2023 to support ongoing operations.

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

The Company had $7.6 million of remaining availability for stock repurchases under the program as of March 31, 2023. See Note 11 – Stock Repurchase Program within Item 1. Financial Statements for further information.

HIS Company, Inc. - Purchase Agreement

On March 30, 2023, the Company agreed to purchase Hisco for $269.1 million at closing, with a potential additional earn-out payment of up to $12.6 million, subject to Hisco achieving certain performance targets. DSG also agreed to pay $37.5 million in cash or DSG common stock in retention bonuses to certain Hisco employees that remain employed with Hisco or its affiliates for twelve or more months after the closing of the Hisco Transaction. The completion of the Hisco Transaction is subject to regulatory and customary closing conditions.

DSG intends to finance a portion of the purchase price through a combination of (i) the incurrence of additional indebtedness pursuant to DSG's Amended and Restated Credit Agreement dated April 1, 2022 by and among DSG, certain subsidiaries of DSG as borrowers or guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent; and (ii) the issuance of additional shares of DSG common stock pursuant to the Rights Offering to existing holders of DSG common stock as of the record date therefor.

The Rights Offering is expected to raise an aggregate amount of approximately $100 million and will be conducted pursuant to DSG's effective registration statement on Form S-3. The subscription rights will be transferable but will not be listed for trading on any stock exchange or market. Luther King Capital Management and its affiliates currently own approximately 77% of DSG’s outstanding stock and have indicated an intention to fully subscribe for their pro rata portion in the Rights Offering, as well as for their pro rata portion of any rights remaining unsubscribed at the completion of the subscription period.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3 of Part I has been omitted from this report.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). These disclosure controls and procedures are designed to ensure that information relating to DSG, including DSG's consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) includes, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective as of March 31, 2023 because of the previously reported material weakness in internal control over financial reporting, as described below.

Ongoing Remediation of Material Weaknesses in Internal Control over Financial Reporting

As previously disclosed under Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the year ended December 31, 2022, the Company’s management concluded that its internal control over financial reporting was not effective based on the material weakness identified. As a result of our expanding business operations, primarily related to the April 1, 2022 Mergers, we have experienced an increase in complex and non-routine accounting transactions and control activities necessary to properly present consolidated results. Specifically, in our TestEquity operating segment, we did not have sufficient technical accounting resources and personnel (i) to help ensure proper application of U.S. generally accepted accounting principles ("U.S. GAAP") in the accounting for certain areas primarily related to accounting for business acquisitions and the disposal of rental equipment, or (ii) to effectively design and execute our process level controls around (a) revenue recognition, (b) account reconciliations, (c) accounting policies, and (d) proper segregation of duties.

The remediation efforts summarized below, which have been or will be implemented, are intended both to address the identified material weakness and to enhance the Company’s overall internal control environment.

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

We have designed our remediation plan to address the material weakness mentioned above and strengthen our overall internal control over financial reporting. However we will not be able to determine if the material weakness has been remediated until our efforts are completed and we have reassessed the procedures and controls put in place. We will continue to review our financial reporting controls and procedures. As we finalize and implement the remediation plan outlined above, we may also identify additional measures to address the material weakness or modify certain of the remediation procedures described above. We also may implement additional changes to our internal control over financial reporting as may be appropriate in the course of remediating the material weakness. Management will continue to take steps to remedy the material weakness to reinforce the overall design and capability of our control environment.

Changes in Internal Control over Financial Reporting

Other than the ongoing remediation efforts discussed above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during our most recently completed fiscal quarter that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEMS 2, 3, 4 and 5 of Part II are not applicable and have been omitted from this report.

ITEM 1. LEGAL PROCEEDINGS

See Note 14 – Commitments and Contingencies to our unaudited condensed consolidated financial statements, included within Item 1. Financial Statements, which is incorporated herein by reference, for a description of certain of our pending legal proceedings, which are incorporated herein by reference. In addition, the Company is involved in legal actions that arise in the ordinary course of business.

ITEM 1A. RISK FACTORS

Other than the risk factors discussed below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2022.

Business Risks

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

Our technologies, systems, networks and data and information processes (and those of our business partners) have been, and may in the future be, the target of cyber-attacks and/or information security incidents that may have resulted in, or may in the future result in, the unauthorized release, misuse, loss or destruction of proprietary, personal and other information, or other disruption of our business operations, including compromise of our email systems. For example, in February 2022, DSG became aware that its computer network was the subject of a cyber incident potentially involving unlawful access (the “Cyber Incident”). Because of the nature of the information that may have been compromised, we were required to notify the parties whose information was potentially compromised of the incident as well as various governmental agencies and have taken other actions, such as offering credit monitoring services. In addition, from time to time our email systems (and those of our business partners communicating with us) have been subjected to malicious attacks, including phishing attacks.

Such attacks or incidents could have a material adverse effect on our operating results and financial condition, subject us to additional legal costs and damage our reputation in the marketplace. For example, a putative class action lawsuit was filed against DSG in April 2023 asserting a variety of claims seeking monetary damages, injunctive relief and other related relief in connection with the Cyber Incident, which could result in additional legal and other costs.

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

Any pursuit or completion by DSG of additional acquisition opportunities would involve risks that could adversely affect our business, financial condition and results of operations.

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

For example, on March 30, 2023, DSG entered into a stock purchase agreement for the acquisition by DSG of all of the issued and outstanding capital stock of HIS Company, Inc., which is a distributor of specialty products serving industrial technology applications. DSG can give no assurance that it will complete the transaction. If DSG completes the transaction, DSG may not realize the anticipated benefits of the transaction. Furthermore, if DSG completes the transaction, DSG would need to finance a portion of the purchase price through means that would be expected to include the incurrence of additional indebtedness and the issuance of additional shares of DSG common stock (including to LKCM or its affiliates), which could have a material adverse effect on our business, financial condition and results of operations. Refer to Note 3 – Business Acquisitions within Item 1. Financial Statements for additional information regarding the anticipated financing of the Hisco Transaction. The completion of the transaction (or any other acquisition transaction) and the financing thereof may also amplify various of the other risks and uncertainties to which the DSG is subject, including the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and in this Quarterly Report on Form 10-Q.

Common Stock Risks

Entities affiliated with LKCM and J. Bryan King beneficially own a significant majority of the outstanding DSG common stock and, therefore, have significant influence over our Company, which could delay or deter a change in control or other business combination or otherwise cause us to take actions with which you may disagree.

Based on a Schedule 13D filed with the SEC by LKCM and various other persons and entities (as amended through March 21, 2023), entities affiliated with LKCM beneficially owned in the aggregate approximately 16.3 million shares of DSG common stock as of March 20, 2023, representing approximately 77.4% of the outstanding shares of DSG common stock as of March 31, 2023. J. Bryan King, Chairman and Chief Executive Officer of the Company, is a Principal of LKCM. As a result, LKCM has significant influence over the outcome of matters requiring a stockholder vote, including the election of directors and the approval of other significant matters, and LKCM’s interests may not align with the interests of other stockholders. This concentration of ownership could also have the effect of delaying or preventing a change of control or other business combination that might be beneficial to our stockholders.

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

Entities affiliated with LKCM beneficially own a significant number of shares of DSG common stock, and any sales of any such shares or the possibility of any such sales could have a negative effect on the price of DSG common stock.

Entities affiliated with LKCM beneficially own a significant number of shares of DSG common stock. In accordance with the Merger Agreements, DSG granted to certain entities affiliated with LKCM certain registration rights with respect to the shares of DSG common stock that DSG issued to those entities in connection with the Mergers. Any sales of any of the shares of DSG common stock held by any entities affiliated with LKCM (whether those shares were acquired by those entities in connection with the Mergers or in other transactions), or the anticipation of the possibility of any such sales, could create downward pressure on the market price of DSG common stock.

ITEM 6. EXHIBITS

Exhibit #	Description of Exhibit
2.1†
Stock Purchase Agreement and Plan of Merger, dated as of March 30, 2021 2023, by and among HIS Company, Inc., Distribution Solutions Group, Inc., HIS Company, Inc. Employee Stock Ownership Trust, which is maintained pursuant to and in connection with the HIS Company, Inc. Employee Stock Ownership Plan, acting through GreatBanc Trust Company, not in its corporate capacity, but solely in its capacity as trustee of HIS Company, Inc. Employee Stock Ownership Trust, and Ellis Moseley, solely in his capacity as the representative of HIS Company, Inc. Employee Stock Ownership Trust, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-10546) filed March 31, 2023.

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
10.1*
Employment Agreement, dated as of January 27, 2023, by and between Lawson Products, Inc., an Illinois corporation, and Ronald J. Knutson, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-10546), filed January 31, 2023.

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statement of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL and contained in Exhibit 101
† Certain schedules and/or similar attachments omitted pursuant to Item 601(a)(5) of Regulation S-K promulgated by the U.S. Securities and Exchange Commission. The Company agrees to furnish supplementally a copy of any omitted schedule or similar attachment to the U.S. Securities and Exchange Commission upon request.

* Indicates management employment contracts or compensatory plans or arrangements.
** Filed herewith.
*** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISTRIBUTION SOLUTIONS GROUP, INC.
(Registrant)

Dated:	May 10, 2023	/s/ J. Bryan King
J. Bryan King Chairman, President and Chief Executive Officer (principal executive officer)

Dated:	May 10, 2023	/s/ Ronald J. Knutson
Ronald J. Knutson Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)

Dated:	May 10, 2023	/s/ David S. Lambert
David S. Lambert Vice President, Controller and Chief Accounting Officer (principal accounting officer)