Form 10-Q
period 2023-06-30
Distribution Solutions Group, Inc.
filed 2023-08-03
CIK 703604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 24, 2023, 23,349,735 shares of common stock, $1.00 par value, were outstanding.

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
•declines in the market price of our common stock (the "DSG common stock");
•the significant influence of Luther King Capital Management Corporation ("LKCM") over the Company in light of its ownership percentage;
•any sales of shares of DSG common stock held by entities affiliated with LKCM or the possibility of any such sales;
•violations of environmental protection regulations;
•changes in tax matters;
•risks arising from our international operations;
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

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
Distribution Solutions Group, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$44,244	$24,554
Restricted cash	20,607	186
Accounts receivable, less allowances of $3,678 and $1,513, respectively	238,705	166,301
Inventories, net	326,236	264,374
Prepaid expenses and other current assets	32,999	22,773
Total current assets	662,791	478,188
Property, plant and equipment, net	113,329	64,395
Rental equipment, net	27,106	27,139
Goodwill	398,663	348,048
Deferred tax asset	7	189
Intangible assets, net	277,537	227,994
Cash value of life insurance	17,628	17,166
Right of use operating lease assets	65,772	46,755
Other assets	7,246	5,736
Total assets	$1,570,079	$1,215,610
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$88,977	$80,486
Current portion of long-term debt	32,386	16,352
Current portion of lease liabilities	12,836	9,964
Accrued expenses and other current liabilities	92,999	62,677
Total current liabilities	227,198	169,479
Long-term debt, less current portion, net	558,845	395,825
Lease liabilities	57,735	39,828
Deferred tax liability	25,905	23,834
Other liabilities	24,403	23,649
Total liabilities	894,086	652,615
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $1 par value:
Authorized - 500,000 shares, issued and outstanding — None	—	—
Common stock, $1 par value:
Authorized - 35,000,000 shares Issued - 23,667,064 and 19,730,362 shares, respectively Outstanding - 23,349,735 and 19,416,784 shares, respectively	23,350	19,417
Capital in excess of par value	688,983	591,796
Retained deficit	(16,809)	(25,736)
Treasury stock – 317,329 and 313,578 shares, respectively	(12,697)	(12,526)
Accumulated other comprehensive (loss) income	(6,834)	(9,956)
Total stockholders’ equity	675,993	562,995
Total liabilities and stockholders’ equity	$1,570,079	$1,215,610

See notes to Condensed Consolidated Financial Statements (Unaudited)

Distribution Solutions Group, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenue	$377,984	$321,336	$726,254	$475,421
Cost of goods sold	241,961	206,781	457,360	319,982
Gross profit	136,023	114,555	268,894	155,439

Selling, general and administrative expenses	122,247	110,442	238,397	148,338
Operating income (loss)	13,776	4,113	30,497	7,101

Interest expense	(9,492)	(3,751)	(17,162)	(10,607)
Loss on extinguishment of debt	—	(2,814)	—	(3,395)
Change in fair value of earnout liabilities	36	(5,693)	(21)	(5,693)
Other income (expense), net	(761)	(182)	(1,736)	774

Income (loss) before income taxes	3,559	(8,327)	11,578	(11,820)
Income tax expense (benefit)	535	(3,612)	2,647	(4,568)

Net income (loss)	$3,024	$(4,715)	$8,931	$(7,252)

Basic income (loss) per share of common stock	$0.14	$(0.23)	$0.42	$(0.47)

Diluted income (loss) per share of common stock	$0.14	$(0.23)	$0.41	$(0.47)

Comprehensive income (loss)
Net income (loss)	$3,024	$(4,715)	$8,931	$(7,252)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,083	(2,491)	3,707	(2,320)
Other	(385)	—	(585)	—
Comprehensive income (loss)	$3,722	$(7,206)	$12,053	$(9,572)

See notes to Condensed Consolidated Financial Statements (Unaudited)

Distribution Solutions Group, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands, except share data)
(Unaudited)

	Common Stock		Capital in Excess of Par Value			Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Outstanding Shares	$1 Par Value		Retained Deficit	Treasury Stock
Balance at January 1, 2023	19,416,784	$19,417	$591,796	$(25,736)	$(12,526)	$(9,956)	$562,995
Net income (loss)	—	—	—	5,907	—	—	5,907
Foreign currency translation adjustment	—	—	—	—	—	2,624	2,624
Stock-based compensation	—	—	773	—	—	—	773
Stock-based compensation liability paid in shares	—	—	227	—	—	—	227
Shares issued	11,144	11	(11)	—	—	—	—
Shares issued - earnout	1,700,000	1,700	(1,700)	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(2,639)	(3)	3	—	(117)	—	(117)
Other	—	—	204	(4)	—	(200)	—
Balance at March 31, 2023	21,125,289	$21,125	$591,292	$(19,833)	$(12,643)	$(7,532)	$572,409
Net income (loss)	—	—	—	3,024	—	—	3,024
Foreign currency translation adjustment	—	—	—	—	—	1,083	1,083
Stock-based compensation	—	—	1,062	—	—	—	1,062
Issuance of common stock in rights offering, net of offering costs of $1,531	2,222,222	2,222	96,247	—	—	—	98,469
Shares issued	3,336	4	(4)	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(1,112)	(1)	1	—	(54)	—	(54)
Other	—	—	385	—	—	(385)	—
Balance at June 30, 2023	23,349,735	$23,350	$688,983	$(16,809)	$(12,697)	$(6,834)	$675,993

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

See notes to Condensed Consolidated Financial Statements (Unaudited)

Distribution Solutions Group, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net income (loss)	$8,931	$(7,252)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	30,306	22,335
Amortization of debt issue costs	1,002	421
Extinguishment of debt	—	3,395
Stock-based compensation	4,392	4,013
Deferred income taxes	86	(420)
Change in fair value of earnout liabilities	21	5,693
Gain on sale of rental equipment	(1,377)	(1,821)
Loss on sale of property, plant and equipment	215	—
Charge for step-up of acquired inventory	716	—
Net realizable value and reserve adjustment for obsolete and excess inventory	—	1,377
Bad debt expense	933	244
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,799)	(27,639)
Inventories	962	(28,983)
Prepaid expenses and other current assets	(6,405)	(13,777)
Accounts payable	(8,936)	(5,254)
Accrued expenses and other current liabilities	(624)	9,957
Other changes in operating assets and liabilities	2,041	(1,832)
Net cash provided by (used in) operating activities	27,464	(39,543)
Investing activities
Purchases of property, plant and equipment	(7,796)	(3,410)
Business acquisitions, net of cash acquired	(252,007)	(113,781)
Purchases of rental equipment	(5,990)	(4,878)
Proceeds from sale of rental equipment	2,969	6,783
Net cash provided by (used in) investing activities	(262,824)	(115,286)
Financing activities
Proceeds from revolving lines of credit	161,684	166,200
Payments on revolving lines of credit	(274,134)	(67,687)
Proceeds from term loans	305,000	377,552
Payments on term loans	(11,250)	(307,490)
Deferred financing costs	(3,419)	(11,415)
Proceeds from rights offering, net of offering costs of $1,531	98,469	—
Shares repurchased held in treasury	(171)	(78)
Payment of financing lease principal	(249)	(39)
Payment of earnout	(1,000)	—
Net cash provided by (used in) financing activities	274,930	157,043
Effect of exchange rate changes on cash and cash equivalents	541	1,181
Increase (decrease) in cash, cash equivalents and restricted cash	40,111	3,395
Cash, cash equivalents and restricted cash at beginning of period	24,740	14,671
Cash, cash equivalents and restricted cash at end of period	$64,851	$18,066
Cash and cash equivalents	$44,244	$17,872
Restricted cash	20,607	194
Total cash, cash equivalents and restricted cash	$64,851	$18,066

See notes to Condensed Consolidated Financial Statements (Unaudited)

Distribution Solutions Group, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022

Supplemental disclosure of cash flow information
Net cash paid for income taxes	$5,444	$6,267
Net cash paid for interest	$8,334	$10,600
Non-cash activities:
Fair value of common stock exchanged for reverse acquisition	$—	$351,491
Settlement of related party obligations	$—	$5,276
Additions of property, plant and equipment included in accounts payable	$1,566	$135
Right of use assets obtained in exchange for finance lease liabilities	$329	$713
Right of use assets obtained in exchange for operating lease liabilities	$4,840	$10,291

See notes to Condensed Consolidated Financial Statements (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 – Nature of Operations and Basis of Presentation

Organization

Distribution Solutions Group, Inc., a Delaware corporation ("DSG"), is a global specialty distribution company providing value-added distribution solutions to the maintenance, repair and operations ("MRO"), original equipment manufacturer ("OEM") and industrial technology markets. DSG has three principal operating companies: Lawson Products, Inc., an Illinois corporation ("Lawson"), TestEquity Acquisition, LLC, a Delaware limited liability company ("TestEquity"), and 301 HW Opus Holdings, Inc., a Delaware corporation conducting business as Gexpro Services ("Gexpro Services"). The complementary distribution operations of Lawson, TestEquity and Gexpro Services were combined on April 1, 2022 to create a specialty distribution company. A summary of the Mergers (as defined below), including the legal entities party to the transactions and the stock consideration, is presented below.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “DSG”, the “Company”, "we", "our" or "us" refer to the holding company, Distribution Solutions Group, Inc., and all entities consolidated in the accompanying unaudited condensed consolidated financial statements.

Recent Events

HIS Company, Inc. Acquisition

On March 30, 2023, DSG entered into a Stock Purchase Agreement (the “Purchase Agreement”), with various parties for the acquisition of all of the issued and outstanding capital stock of HIS Company, Inc., a Texas corporation (“Hisco,” and the "Hisco Transaction"), a distributor of specialty products serving industrial technology applications. DSG completed the Hisco Transaction on June 8, 2023. The total purchase consideration exchanged for the Hisco Transaction was $270.4 million, net of cash, at closing, with a potential additional earn-out payment subject to Hisco achieving certain performance targets. DSG will also pay $37.5 million in cash or DSG common stock in retention bonuses to certain Hisco employees that remain employed with Hisco or its affiliates for at least twelve months after the closing of the Hisco Transaction. In connection with the Hisco Transaction, DSG combined the operations of TestEquity and Hisco. DSG funded the Hisco Transaction using a combination of its amended and restated credit facility and proceeds raised from the Rights Offering (as defined below) with existing stockholders, both discussed below. Refer to Note 3 – Business Acquisitions for further details about Hisco and the Hisco Transaction.

Debt Amendment

On June 8, 2023, the Company and certain of its subsidiaries entered into the First Amendment to Amended and Restated Credit Agreement (the “First Amendment”), which amended the Amended and Restated Credit Agreement, dated as of April 1, 2022 (as amended by the First Amendment, the “2023 Credit Agreement”), by and among the Company, certain subsidiaries of the Company as borrowers or guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The First Amendment provides for a $305 million incremental term loan and for the Company to increase the commitments from time to time by up to $200 million in the aggregate, subject to, among other things, receipt of additional commitments from existing and/or new lenders and pro forma compliance with certain financial covenants. Refer to Note 9 – Debt for additional information about the 2023 Credit Agreement.

Rights Offering

On May 30, 2023, the Company issued 2,222,222 shares of DSG common stock for approximately $100 million pursuant to a subscription rights offering (the "Rights Offering"). The Rights Offering provided one transferable subscription right for each share of DSG common stock held by holders of DSG common stock on record as of the close of business on May 1, 2023. Each subscription right entitled the holder to purchase 0.105 shares of DSG common stock at a subscription price of $45.00 per share. The subscription rights were transferable, but were not listed for trading on any stock exchange or market. In addition, holders of subscription rights who fully exercised their subscription rights were entitled to oversubscribe for additional shares of DSG common stock, subject to proration. Refer to Note 11 – Stockholders' Equity for additional information about the Rights Offering.

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

The TestEquity Merger Agreement provided that up to an additional 700,000 shares of DSG common stock would be potentially issuable to the TestEquity Equityholder in accordance with, and subject to the terms and conditions of, the earnout provisions of the TestEquity Merger Agreement. On March 20, 2023, DSG issued 700,000 shares of DSG common stock to the TestEquity Equityholder (the "TestEquity Holdback Shares") pursuant to the terms of the earnout provisions of the TestEquity Merger Agreement. The TestEquity Holdback Shares issued represented the maximum number of additional shares that could be issued under the TestEquity Merger Agreement, and no further shares are available for issuance, and no additional shares will be issued, in connection with the TestEquity Merger Agreement. Refer to Note 8 – Earnout Liabilities for information about the earnout derivative liability related to the TestEquity Holdback Shares.

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

As of April 1, 2022, approximately 538,000 of the Gexpro Services Holdback Shares had been expected to be issued under the first earnout opportunity in the Gexpro Services Merger Agreement based on certain earnout metrics related to the consummation of certain additional acquisitions which were completed prior to the Merger Date. Under the Gexpro Services Merger Agreement, if any Gexpro Services Holdback Shares remained after the calculation of the first earnout opportunity, there was a second earnout opportunity under the Gexpro Services Merger Agreement based on certain earnout performance metrics. On March 20, 2023, all 1,000,000 Gexpro Services Holdback Shares were issued under the earnout opportunities. The incremental 462,000 Gexpro Services Holdback Shares that were issued in excess of the 538,000 Gexpro Services Holdback Shares that were originally expected to be issued had been remeasured at fair value immediately prior to and reclassified to equity at December 31, 2022. Refer to Note 8 – Earnout Liabilities for information about the earnout derivative liability related to the Gexpro Services Holdback Shares.

Accounting for the Mergers

TestEquity and Gexpro Services were treated as a combined entity as the accounting acquirer for financial reporting purposes, and DSG was identified as the accounting acquiree. Accordingly, periods prior to the April 1, 2022 Merger Date reflect the results of operations of TestEquity and Gexpro Services on a consolidated basis, and the results of operations of DSG's legacy Lawson business are only included subsequent to the April 1, 2022 Merger Date.

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

TestEquity is a distributor of test and measurement equipment and solutions, industrial and electronic production supplies, vendor managed inventory programs, converting, fabrication and adhesive solutions from its leading manufacturer partners supporting the technology, aerospace, defense, automotive, electronics, education, automotive and medical industries.

Gexpro Services is a global supply chain solutions provider, specializing in developing and implementing vendor managed inventory ("VMI") and kitting programs to high-specification manufacturing customers.

Basis of Presentation and Consolidation

The Mergers were accounted for as a reverse merger under the acquisition method of accounting in accordance with the accounting guidance for reverse acquisitions as provided in Accounting Standards Codification ("ASC") 805, Business Combinations ("ASC 805"). Under this guidance, TestEquity and Gexpro Services were treated as a combined entity as the accounting acquirer for financial reporting purposes, and DSG was identified as the accounting acquiree. This determination was primarily made as TestEquity and Gexpro Services were under the common control of an entity that owns a majority of the voting rights of the combined entity, and therefore, only DSG experienced a change in control. Accordingly, the unaudited condensed consolidated financial statements for the six months ended June 30, 2022 reflect the results of operations of TestEquity and Gexpro Services on a consolidated basis, and the results of operations of DSG's legacy Lawson business are only included subsequent to the April 1, 2022 Merger Date. The combined operations of all three entities are included in the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2023 and the three months ended June 30, 2022. The unaudited condensed consolidated financial statements as of June 30, 2023 and December 31, 2022 reflect the financial position of TestEquity, Gexpro Services and DSG's legacy Lawson business on a consolidated basis.

The Company and its consolidated subsidiaries, except for Gexpro Services, operate on a calendar year-end. Gexpro Services operates on a calendar year-end for annual reporting purposes. However, quarterly financial statements for Gexpro Services are prepared on financial close dates that may differ from that of the Company. The consolidated financial statement impact of the one day difference arising from the different period ends for the quarter ended June 30, 2023 was not material.

The Company utilizes the exchange rates in effect at Gexpro Services’ reporting date and the appropriate weighted-average rate for its fiscal reporting period.

The accompanying unaudited condensed consolidated financial statements of DSG have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all disclosures required by GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with DSG's audited consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission ("SEC") and the Lawson Products, Inc. unaudited condensed consolidated financial statements and accompanying notes included in DSG’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022. All normal recurring adjustments have been made that are necessary to fairly state the results of operations for the interim periods. Operating results for the three and six month period ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

Note 2 – Summary of Significant Accounting Policies

There were no significant changes to the Company's accounting policies from those disclosed in DSG's Annual Report on Form 10-K for the year ended December 31, 2022. See Note 2 of the 2022 consolidated financial statements included in DSG's Annual Report on Form 10-K for the year ended December 31, 2022 for further details of the Company's significant accounting policies.

Accounting Pronouncements - Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which revises the requirements for how an entity should measure credit losses on financial instruments. The pronouncement was effective for smaller reporting companies in fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and the new guidance will be applied on a prospective basis. The Company adopted this guidance on January 1, 2023. The adoption had no material impact on the Company's financial condition, results of operations or cash flows.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an entity to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The pronouncement is effective in fiscal years beginning after December 15, 2022 and early adoption is permitted. The Company adopted this guidance on January 1, 2023. The adoption had no impact on the Company's financial condition, results of operations or cash flows and will be applied to business combinations on or after the adoption date.

Note 3 – Business Acquisitions

Combination with TestEquity and Gexpro Services

On April 1, 2022, the Mergers with TestEquity and Gexpro Services were completed via all-stock merger transactions. Pursuant to the Merger Agreements, DSG issued an aggregate of 10.3 million shares of DSG common stock on April 1, 2022 to the former owners of TestEquity and Gexpro Services. On March 20, 2023, an additional 1.7 million shares of DSG common stock were issued. Refer to Note 1 – Nature of Operations and Basis of Presentation for further information regarding the Mergers.

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

The following table summarizes the allocation of consideration exchanged to the estimated fair values of assets acquired and liabilities assumed at the Merger Date after applying measurement period adjustments:

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

Other Acquisitions
DSG and its operating companies acquired other businesses during the first six months of 2023 and the year ended December 31, 2022. The acquisitions were accounted for under ASC 805, the acquisition method of accounting. For each acquisition, the allocation of consideration exchanged to the assets acquired and liabilities assumed was based on estimated acquisition-date fair values.

Purchase of HIS Company, Inc.

On June 8, 2023, DSG acquired all of the issued and outstanding capital stock of Hisco, a distributor of specialty products serving industrial technology applications, pursuant to the Purchase Agreement dated March 30, 2023. In connection with this transaction, DSG combined the operations of TestEquity and Hisco further expanding the product and service offerings at TestEquity, as well as all of our operating businesses under DSG.

Hisco operates in 38 locations across North America, including its Precision Converting facilities that provide value-added fabrication and its Adhesive Materials Group that provides an array of custom repackaging solutions. Hisco offers customers a broad range of products, including adhesives, chemicals and tapes, as well as specialty materials such as electrostatic discharge, thermal management materials and static shielding bags. Hisco also offers vendor-managed inventory and RFID programs with specialized warehousing for chemical management, logistics services and cold storage.

The total purchase consideration exchanged for the Hisco Transaction was $270.4 million, net of cash, with a potential additional earn-out payment subject to Hisco achieving certain performance targets. Refer to Note 8 – Earnout Liabilities for additional information on the earn-out. DSG will also pay $37.5 million in cash or DSG common stock in retention bonuses to certain Hisco employees that remain employed with Hisco or its affiliates for at least twelve months after the closing of the Hisco Transaction. For the three and six months ended June 30, 2023, $2.3 million was recorded as compensation expense over the service period for the retention bonuses as a component of Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

DSG funded the Hisco Transaction using a combination of its 2023 Credit Agreement and proceeds raised from the Rights Offering. Refer to Note 9 – Debt for information about the 2023 Credit Agreement and Note 11 – Stockholders' Equity for details on the Rights Offering.

The following table summarizes the allocation of consideration exchanged to the estimated fair values of assets acquired and liabilities assumed, including the allocation to other intangible assets acquired:

(in thousands)	Hisco
Acquisition date	June 8, 2023
Current assets	$131,950
Property, plant and equipment	48,326
Right of use assets	21,102
Other intangible assets:
Customer relationships	41,800
Trade names	25,600
Deferred tax liability, net of deferred tax asset	(2,544)
Other assets	2,495
Accounts payable	(16,689)
Lease liabilities	(22,372)
Accrued expenses and other liabilities	(8,961)
Goodwill	49,718
Total purchase consideration exchanged, net of cash acquired	$270,425
Cash consideration	$252,007
Deferred consideration	12,418
Contingent consideration	6,000
Total purchase consideration exchanged, net of cash acquired	$270,425

Certain estimated values for the Hisco Transaction, including the valuation of intangibles, property, plant and equipment, contingent consideration, and income taxes (including deferred taxes and associated valuation allowances), are not yet finalized, and the preliminary purchase price allocation is subject to change as the Company completes its analysis of the fair value at the date of acquisition. The final valuation will be completed within the one-year measurement period following the acquisition date, and any adjustments will be recorded in the period in which the adjustments are determined.

The customer relationships and trade names intangibles assets have estimated useful lives of 12 years and 8 years, respectively. As a result of the Hisco Transaction, the Company recorded tax deductible goodwill of $39.8 million in 2023 that may result in a tax benefit in future periods and is primarily attributable to the benefits we expect to derive from expected synergies including expanded product and service offerings and cross-selling opportunities.

Purchases of Other Companies in 2022

During the year ended December 31, 2022, TestEquity acquired Interworld Highway, LLC, National Test Equipment, and Instrumex, and Gexpro Services acquired Resolux ApS ("Resolux") and Frontier Technologies Brewton, LLC and Frontier Engineering and Manufacturing Technologies, Inc. ("Frontier"). The consideration exchanged for these acquired businesses included various combinations of cash and sellers' notes. The accounting for the Interworld Highway, LLC, Resolux, Frontier and National Test Equipment acquisitions was complete within the one-year measurement periods following the respective acquisition dates. Certain estimated values for the Instrumex acquisition, including working capital and other liability adjustments, are not yet finalized, and the preliminary purchase price allocation is subject to change as the Company completes its analysis of the fair value at the date of acquisition. The final valuation will be completed within the one-year measurement period following the acquisition date, and any adjustments will be recorded in the period in which the adjustments are determined. The purchase consideration for each business acquired and the allocation of the consideration exchanged to the estimated fair values of assets acquired and liabilities assumed is summarized below:

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

The consideration for the Frontier acquisition includes a potential earn-out payment up to $3.0 million based upon the achievement of certain milestones and relative thresholds during the earn out measurement period which ends on December 31, 2024. Refer to Note 8 – Earnout Liabilities for additional information on the earn-out.

As a result of acquisitions completed in 2022, the Company recorded tax deductible goodwill of $53.6 million in 2022 that may result in a tax benefit in future periods.

The pro forma information for other acquisitions was included in the estimated unaudited pro forma consolidated financial information for DSG, which is presented below under Unaudited Pro Forma Information.

Unaudited Pro Forma Information

The following table presents estimated unaudited pro forma consolidated financial information for DSG as if the Mergers and other acquisitions disclosed above occurred on January 1, 2022 for the acquisition completed during 2023 and January 1, 2021 for the acquisitions completed during 2022. The unaudited pro forma information reflects adjustments including amortization on acquired intangible assets, interest expense, and the related tax effects. This information is presented for informational purposes only and is not necessarily indicative of future results or the results that would have occurred had the Mergers and other acquisitions been completed on the date indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Revenue	$455,431	$439,418	$908,317	$848,628
Net income	$2,126	$(5,173)	$7,040	$6,056

Actual Results of Business Acquisitions

The following table presents actual results attributable to our business combinations that were included in the unaudited condensed consolidated financial statements for the second quarter and first six months of 2023 and 2022. The results of DSG's legacy Lawson business are included only subsequent to the April 1, 2022 Merger Date, and the results for other acquisitions are only included subsequent to their respective acquisition dates provided above.

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
(in thousands)	Lawson	Other Acquisitions	Total	Lawson	Other Acquisitions	Total
Revenue	$—	$28,001	$28,001	$123,670	$52,739	$176,409
Net Income	$—	$(865)	$(865)	$3,084	$5,316	$8,400

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Lawson	Other Acquisitions	Total	Lawson	Other Acquisitions	Total
Revenue	$—	$28,001	$28,001	$123,670	$75,522	$199,192
Net Income	$—	$(865)	$(865)	$3,084	$8,285	$11,369

The Company incurred transaction costs related to the Mergers and other completed and contemplated acquisitions of $5.1 million and $9.2 million for the three and six months ended June 30, 2023, respectively, and $6.1 million and $8.6 million for the three and six months ended June 30, 2022, respectively, which are included in Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Note 4 – Revenue Recognition

Under the definition of a contract as defined by ASC 606, the Company considers contracts to be created at the time an order to purchase product and services is agreed upon regardless of whether there is a written contract. Revenue from customers is recognized when obligations under the terms of a contract are satisfied; this generally occurs with the delivery of products or services. Revenue from customers is measured as the amount of consideration the Company expects to receive in exchange for the delivery of products or services. Contracts may last from one month to one year or more and may have renewal terms that extend indefinitely at the option of either party. Price is typically based on market conditions, competition, changes in the industry and product availability. Volumes fluctuate primarily as a result of customer demand and product availability. Consistent with the way the Company manages its businesses, the Company refers to sales under service agreements, which includes both products (such as parts, equipment and equipment upgrades) and related services (such as monitoring, maintenance and repairs) as sales of “services,” which is an important part of the Company’s operations. The Company has no significant financing components in its contracts with customers. The Company records revenue net of certain taxes, such as sales taxes, that are assessed by governmental authorities on the Company’s customers.

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

TestEquity Segment

TestEquity’s contracts with customers generally represent a single performance obligation to sell its products. Revenue from contracts with customers reflect the transaction prices for contracts reduced by variable consideration. TestEquity provides a rebate to select customers if pre-determined purchase thresholds are met. The rebate consideration is not in exchange for a distinct product or service. Variable consideration is estimated using the expected-value method considering all reasonably available information, including TestEquity’s historical experience and current expectations, and is reflected in the transaction price when sales are recorded. Sales returns are generally accepted by TestEquity; however, sales returns are not material to the Company’s operations. TestEquity provides an assurance type warranty which is not sold separately and does not represent a separate performance obligation.

TestEquity generates revenue from contracts with customers through the sale of new and used electronic test and measurement products, industrial and electronic production supplies, and adhesive solutions. Typically, TestEquity has a purchase order or master service agreement with the customer that specifies the products and/or services to be provided. TestEquity generally invoices customers as products are shipped. Payment terms on invoiced amounts are typically due and payable 30 days after the date of shipment. Generally, customers gain control of the products upon providing the product to the carrier, or when services are completed. For the majority of transactions, TestEquity recognizes revenue at the time of shipment, when control passes to the customer. For consigned inventory, revenue is recognized when inventory is removed from TestEquity’s stock location and control passes to the customer.

Gexpro Services Segment

Gexpro Services’ contracts with customers generally represent a single performance obligation to sell its products. Revenue from sales of Gexpro Services’ products is recognized upon transfer of control to the customer, which is typically when the product has been shipped from its distribution facilities. The transaction price is the amount of consideration to which Gexpro Services expects to be entitled in exchange for transferring products to the customer. Revenue is recorded based on the transaction price, which includes fixed consideration and an estimate of variable consideration such as, early payment/volume discounts and rebates. The amount of variable consideration included in the transaction price is constrained and is included only to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

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

Disaggregated consolidated revenue by geographic area (based on the location to which the product is shipped to):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
United States	$307,258	$261,071	$591,369	$386,327
Canada	36,193	36,372	72,654	46,169
Europe	17,540	9,889	34,456	17,971
Pacific Rim	1,054	5,585	2,991	10,624
Latin America	13,439	6,949	20,868	11,794
Other	2,500	1,470	3,916	2,536
Total revenue	$377,984	$321,336	$726,254	$475,421

Rental Revenue

TestEquity rents new and used electronic test and measurement equipment to customers in multiple industries. These leases are classified as operating leases under ASC 842. Rental equipment is included in Rental equipment, net in the Unaudited Condensed Consolidated Balance Sheet, and rental revenue is included in Revenue in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The unearned rental revenue related to customer prepayments on equipment leases of $0.3 million at June 30, 2023 and $0.3 million at December 31, 2022 was included in Accrued expenses and other current liabilities in the Unaudited Condensed Consolidated Balance Sheet and is expected to be earned in its entirety during the next twelve months.

Lawson leases parts washer machines to customers through its Torrents leasing program. These leases are classified as operating leases under ASC 842. The leased machines are included in Rental equipment, net, in the Unaudited Condensed Consolidated Balance Sheet, and the leasing revenue is recognized on a straight-line basis and is included in Revenue in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The unearned rental revenue related to customer prepayments on equipment leases was nominal at June 30, 2023 and December 31, 2022.

Rental revenue from operating leases:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Revenue from operating leases	$4,822	$4,304	$10,923	$7,932

Note 5 – Supplemental Financial Statement Information

Restricted Cash

The Company has agreed to maintain restricted cash of $20.6 million under agreements with outside parties. An escrow account of $12.5 million was established in conjunction with the Hisco Transaction, to be released upon Hisco meeting certain working capital and other post closing requirements as of the one year post-acquisition date. The Company is restricted from withdrawing this balance without the prior consent of the sellers. The remaining balance of $8.1 million of restricted cash represents collateral for certain borrowings under the 2023 Credit Agreement, and the Company is restricted from withdrawing this balance without the prior consent of the respective lenders.

Inventories, net

Inventories, net, consisting of purchased products and manufactured electronic equipment offered for resale, were as follows:

(in thousands)	June 30, 2023	December 31, 2022
Inventories, gross	$339,879	$275,072
Reserve for obsolete and excess inventory	(13,643)	(10,698)
Inventories, net	$326,236	$264,374

Property, Plant and Equipment, net

Components of property, plant and equipment were as follows:

(in thousands)	June 30, 2023	December 31, 2022
Land	$16,791	$9,578
Buildings and improvements	49,982	27,199
Machinery and equipment	47,394	26,948
Capitalized software	10,055	7,889
Furniture and fixtures	8,406	6,346
Vehicles	2,015	1,713
Construction in progress(1)	3,644	3,140
Total	138,287	82,813
Accumulated depreciation and amortization	(24,958)	(18,418)
Property, plant and equipment, net	$113,329	$64,395
(1)Construction in progress primarily related to upgrades to certain of the Company's distribution facilities that we expect to place in service in the next 12 months.

Depreciation expense for property, plant and equipment was $2.5 million and $2.5 million for the second quarter of 2023 and 2022, respectively, and $6.0 million and $3.1 million for the first six months of 2023 and 2022, respectively. Amortization expense for capitalized software was $0.8 million and $0.9 million for the second quarter of 2023 and 2022, respectively, and $1.5 million and $1.1 million for the first six months of 2023 and 2022, respectively.

Rental Equipment, net

Rental equipment, net consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Rental equipment	$64,707	$63,184
Accumulated depreciation	(37,601)	(36,045)
Rental equipment, net	$27,106	$27,139

Depreciation expense included in cost of sales for rental equipment was $1.9 million and $1.5 million for the second quarter of 2023 and 2022, respectively and $4.2 million and $2.9 million for the first six months of 2023 and 2022, respectively. Refer to Note 4 – Revenue Recognition for a discussion on the Company's activities as lessor.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousand)	June 30, 2023	December 31, 2022
Accrued compensation	$22,753	$24,094
Deferred acquisition payments and accrued earnout liabilities	18,679	1,383
Accrued and withheld taxes, other than income taxes	8,779	4,885
Accrued customer rebates	5,592	5,053
Accrued stock-based compensation	5,484	3,340
Accrued interest	3,591	1,775
Accrued severance and acquisition related retention bonus	3,170	927
Accrued health benefits	1,793	1,306
Deferred revenue	1,170	2,313
Accrued income taxes	125	731
Other	21,863	16,870
Total accrued expenses and other current liabilities	$92,999	$62,677

Other Liabilities

Other liabilities consisted of the following:

(in thousand)	June 30, 2023	December 31, 2022
Security bonus plan	$9,628	$9,651
Deferred compensation	10,425	9,962
Other	4,350	4,036
Total other liabilities	$24,403	$23,649
Note 6 – Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by segment were as follows:

(in thousands)	Lawson	TestEquity	Gexpro Services	All Other	Total
Balance at December 31, 2022	$155,773	$114,104	$55,421	$22,750	$348,048
Acquisitions	—	49,718	—	—	49,718
Impact of foreign exchange rates	142	—	228	527	897
Balance at June 30, 2023	$155,915	$163,822	$55,649	$23,277	$398,663

Intangible Assets

The gross carrying amount and accumulated amortization for definite-lived intangible assets were as follows:

	June 30, 2023			December 31, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$118,123	$(23,067)	$95,056	$92,286	$(17,401)	$74,885
Customer relationships	235,218	(56,889)	178,329	192,934	(44,481)	148,453
Other (1)	7,942	(3,790)	4,152	7,961	(3,305)	4,656
Total	$361,283	$(83,746)	$277,537	$293,181	$(65,187)	$227,994
(1)    Other primarily consists of non-compete agreements.

Amortization expense for definite-lived intangible assets was $9.4 million and $18.6 million for the three and six months ended June 30, 2023, respectively, and $9.9 million and $15.3 million for the three and six months ended June 30, 2022, respectively. Amortization expense related to intangible assets was recorded in Selling, general and administrative expenses.

The estimated aggregate amortization expense for the remaining year 2023 and each of the next five years are as follows:

(in thousands)	Amortization
Remaining 2023	$20,931
2024	43,022
2025	39,328
2026	36,330
2027	31,446
2028	27,502
Thereafter	78,978
Total	$277,537

Note 7 – Leases

Activities as Lessee

The Company leases property used for warehousing, distribution centers, office space, branch locations, equipment and vehicles. The expenses generated by leasing activity for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Lease Type	Classification	2023	2022	2023	2022
Operating Lease Expense (1)	Operating expenses	$4,519	$3,896	$9,399	$5,524
Financing Lease Amortization	Operating expenses	136	163	260	232
Financing Lease Interest	Interest expense	23	23	44	34
Financing Lease Expense		159	186	304	266
Net Lease Cost		$4,678	$4,082	$9,703	$5,790
(1)     Includes short term lease expense, which is immaterial.

The value of net assets and liabilities related to our operating and finance leases as of June 30, 2023 and December 31, 2022 was as follows (in thousands):

Lease Type	June 30, 2023	December 31, 2022
Total ROU operating lease assets (1)	$65,772	$46,755
Total ROU financing lease assets (2)	1,587	1,519
Total lease assets	$67,359	$48,274

Total current operating lease liabilities	$12,310	$9,480
Total current financing lease liabilities	526	484
Total current lease liabilities	$12,836	$9,964

Total long term operating lease liabilities	$56,827	$38,898
Total long term financing lease liabilities	908	930
Total long term lease liabilities	$57,735	$39,828
(1)Operating lease assets are recorded net of accumulated amortization of $20.2 million as of June 30, 2023 and $14.8 million as of December 31, 2022
(2)Financing lease assets are recorded net of accumulated amortization as a component of Other assets in the Unaudited Condensed Consolidated Balance Sheet of $1.1 million as of June 30, 2023 and $0.9 million as of December 31, 2022

The value of lease liabilities related to our operating and finance leases as of June 30, 2023 was as follows (in thousands):

Maturity Date of Lease Liabilities	Operating Leases	Financing Leases	Total
Remaining 2023	$8,913	$331	$9,244
2024	16,004	546	16,550
2025	14,920	361	15,281
2026	11,293	280	11,573
2027	9,406	77	9,483
Thereafter	29,573	—	29,573
Total lease payments	90,109	1,595	91,704
Less: Interest	(20,972)	(161)	(21,133)
Present value of lease liabilities	$69,137	$1,434	$70,571

The weighted average lease terms and interest rates of leases held as of June 30, 2023 were as follows:

Lease Type	Weighted Average Term in Years	Weighted Average Interest Rate
Operating Leases	6.9	7.7%
Financing Leases	3.0	6.8%

The cash outflows of leasing activity for the six months ended June 30, 2023 were as follows (in thousands):

		Six Months Ended June 30,
Cash Flow Source	Classification	2023	2022
Operating cash flows from operating leases	Operating activities	$(6,710)	$(5,182)
Operating cash flows from financing leases	Operating activities	(121)	(3)
Financing cash flows from financing leases	Financing activities	(249)	(39)

Refer to Note 4 – Revenue Recognition for a discussion on the Company's activities as lessor.

Note 8 – Earnout Liabilities

Combination with TestEquity and Gexpro Services

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

The estimated aggregate fair value of the earnout derivative liability recorded on the April 1, 2022 Merger Date was $43.9 million, with an offsetting entry to additional paid-in capital. As of April 29, 2022 and December 31, 2022, 700,000 and 462,000 of the 1,162,000 shares, respectively, were reclassified to equity, as the contingencies had been determined to have been met. There was no remaining earnout derivative liability at December 31, 2022. Immediately prior to the reclassifications, the respective shares were remeasured to fair value. For the year ended December 31, 2022, the Company recorded income of $0.3 million as a component of Change in fair value of earnout liabilities in the Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) due to changes in the fair value of the earnout derivative liability.

On March 20, 2023, all of the 1.7 million shares of DSG common stock available to be issued under the earnout provisions within the Merger Agreements were issued in accordance with the two earnout provisions within the Merger Agreements.

As the remaining additional shares had been reclassified to equity as of December 31, 2022, there was no change in fair value for the first six months of 2023. The Company recorded expense of $5.7 million for changes in the fair value of the earn-out derivative liability for the six months ended June 30, 2022 as a component of Change in fair value of earnout liabilities in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Hisco Acquisition

The Hisco Transaction includes a potential earn-out payment of up to $12.6 million, subject to Hisco achieving certain performance targets. The earn-out payment is calculated based on the gross profit of Hisco and its affiliates for the twelve months ending October 31, 2023, subject to certain adjustments and exclusions set forth in the Purchase Agreement. The fair value of the contingent consideration arrangement was classified as a Level 3 instrument and was determined using a probability-based scenario analysis approach. As of June 8, 2023 (the Hisco Transaction date) and June 30, 2023, the fair value of the earn-out was $6.0 million and $6.2 million, respectively, with amounts recorded in Accrued expenses and other current liabilities in the Unaudited Condensed Consolidated Balance Sheet. The Company recorded a loss of $0.2 million for changes in the fair value of the earn-out liability for the six months ended June 30, 2023 as a component of Change in fair value of earnout liabilities in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Prior to the Hisco Transaction by DSG, Hisco had a preexisting contingent consideration arrangement from an acquisition Hisco made during 2022. DSG assumed this liability with a potential earn-out payment of up to $3.8 million, subject to the achievement of certain EBITDA performance targets for the twelve months ending December 27, 2023, subject to certain adjustments and exclusions set forth in the purchase agreement. The fair value of the contingent consideration arrangement was classified as a Level 3 instrument and was determined using a probability-based scenario analysis approach. As of June 8, 2023 (the Hisco acquisition date) and June 30, 2023, the fair value of the earn-out was $1.5 million and $1.5 million, respectively, with amounts recorded in Accrued expenses and other current liabilities in the Unaudited Condensed Consolidated Balance Sheet. There was no change in the fair value of the earn-out liability for the six months ended June 30, 2023.

Frontier Acquisition

The consideration for the Frontier acquisition includes a potential earn-out payment of up to $3.0 million based upon the achievement of certain milestones and relative thresholds during the earn out measurement period which ends on December 31, 2024, with payments made annually beginning in 2023 and ending in 2025. During the first quarter of 2023, a $1.0 million earn-out payment was made based on the achievement of certain milestones in 2022. The fair value of the contingent consideration arrangement was classified as a Level 3 instrument and was determined using a probability-based scenario analysis approach. As of March 31, 2022 (the Frontier acquisition date), December 31, 2022 and June 30, 2023, the fair value of the earn-out was $0.9 million, $1.7 million and $0.5 million, respectively, with amounts recorded in Accrued expenses and other current liabilities and Other liabilities in the Unaudited Condensed Consolidated Balance Sheet. The Company recorded income of $0.2 million for changes in the fair value of the earn-out liability for the six months ended June 30, 2023 as a component of Change in fair value of earnout liabilities in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Note 9 – Debt

The Company's outstanding long-term debt was comprised of the following:

(in thousands)	June 30, 2023	December 31, 2022
Senior secured revolving credit facility	$8,800	$122,000
Senior secured term loan	234,375	243,750
Senior secured delayed draw term loan	48,125	50,000
Incremental term loan	305,000	—
Other revolving line of credit	2,135	1,352
Total debt	598,435	417,102
Less current portion of long-term debt	(32,386)	(16,352)
Less deferred financing costs	(7,204)	(4,925)
Total long-term debt	$558,845	$395,825

Amended and Restated Credit Agreement

On April 1, 2022, DSG and certain of its subsidiaries entered into an Amended and Restated Credit Agreement by and among DSG, certain subsidiaries of DSG as borrowers or guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. Pursuant to the Amended and Restated Credit Agreement, the Company's previous credit agreement was amended and restated in its entirety.

On June 8, 2023, the Company and certain of its subsidiaries entered into the First Amendment to Amended and Restated Credit Agreement (the “First Amendment”), which amended the Amended and Restated Credit Agreement, dated as of April 1, 2022 (as amended by the First Amendment, the “2023 Credit Agreement”). The First Amendment provides for a $305 million incremental term loan.

The 2023 Credit Agreement provides for (i) a $200 million senior secured revolving credit facility, with a $25 million letter of credit sub-facility and a $10 million swingline loan sub-facility, (ii) a $250 million senior secured initial term loan facility, (iii) a $305 million incremental term loan, (iv) a $50 million senior secured delayed draw term loan facility and (v) the Company to increase the commitments thereunder from time to time by up to $200 million in the aggregate, subject to, among other things, the receipt of additional commitments from existing and/or new lenders and pro forma compliance with the financial covenants in the 2023 Credit Agreement.

On June 8, 2023, in connection with the Hisco Transaction, the Company borrowed the $305 million under the incremental term loan. These borrowings were used, among other things, to partially fund the Hisco Transaction, to repay certain existing indebtedness of Hisco, HISCO Acquisition Subsidiary I, Inc. and HISCOCAN Inc. and their respective subsidiaries and to pay fees and expenses incurred in connection with the Hisco Transaction and the First Amendment. Refer to Note 3 – Business Acquisitions for further details about the Hisco Transaction.

Each of the loans under the 2023 Credit Agreement mature on April 1, 2027. The Company is required to repay principal of approximately $7.6 million each quarter.

Net of outstanding letters of credit, there was $189.6 million of borrowing availability under the revolving credit facility as of June 30, 2023. The weighted average interest rate from January 1, 2023 through June 30, 2023 was 7.4%.

The loans under the 2023 Credit Agreement bear interest, at the Company’s option, at a rate equal to (i) the Alternate Base Rate or the Canadian Prime Rate (each as defined in the 2023 Credit Agreement), plus, in each case, an additional margin ranging from 0.0% to 1.75% per annum, depending on the total net leverage ratio of the Company and its restricted subsidiaries as of the most recent determination date under the 2023 Credit Agreement or (ii) the Adjusted Term SOFR Rate or the CDOR Rate (each as defined in the 2023 Credit Agreement), plus, in each case, an additional margin ranging from 1.0% to 2.75% per annum, depending on the total net leverage ratio of the Company and its restricted subsidiaries as of the most recent determination date under the 2023 Credit Agreement.

On April 1, 2022, deferred financing costs of $4.0 million were incurred in connection with the original Amended and Restated Credit Agreement, and on June 8, 2023, deferred financing costs of $3.4 million were incurred in connection with the

First Amendment. Deferred financing costs are amortized over the life of the debt instrument and reported as interest expense. As of June 30, 2023, total deferred financing costs net of accumulated amortization were $9.9 million of which $7.2 million are included in Long-term debt, less current portion, net (related to the senior secured term loan, senior secured delayed draw term loan and incremental term loan) and $2.7 million are included in Other assets (related to the senior secured revolving credit facility) in the Unaudited Condensed Consolidated Balance Sheet.

The 2023 Credit Agreement contains various covenants, including financial maintenance covenants requiring the Company to maintain compliance with a consolidated minimum interest coverage ratio and a maximum total net leverage ratio, each determined in accordance with the terms of the 2023 Credit Agreement. The Company was in compliance with all financial covenants set forth in the 2023 Credit Agreement as of June 30, 2023.

Note 10 – Stock-Based Compensation

The Company recorded stock-based compensation expense of $2.2 million and $4.4 million for the three and six months ended June 30, 2023, respectively, and $4.0 million and $4.0 million for the three and six months ended June 30, 2022, respectively. A portion of the Company's stock-based awards are liability-classified. Accordingly, changes in the market value of DSG common stock may result in stock-based compensation expense or benefit in certain periods. A stock-based compensation liability of $5.5 million as of June 30, 2023 and $3.3 million as of December 31, 2022 was included in Accrued expenses and other current liabilities in the Unaudited Condensed Consolidated Balance Sheet.

Restricted Stock Awards

For the six months ended June 30, 2023, the Company issued approximately 26,000 Restricted stock awards ("RSAs") that vest over five years from the grant date with a grant date fair value of $1.3 million. Upon vesting, the vested RSAs are exchanged for an equal number of shares of DSG common stock. The participants have no voting or dividend rights with the RSAs. The RSAs are valued at the closing price of DSG's common stock on the date of grant and the expense is recorded ratably over the vesting period.

Stock Options

For the six months ended June 30, 2023, the Company issued approximately 606,000 stock options to key employees that vest over five years from the grant date. The fair value was determined using a Black-Scholes valuation model with a grant date fair value of $8.3 million. Each stock option can be exchanged for one share of DSG common stock at the stated exercise price. Upon vesting, stock options are recognized as a component of equity. Unrecognized compensation related to stock options as of June 30, 2023 was $9.2 million, which is expected to be recognized over a weighted-average period of 2.4 years.

Activity related to the Company’s stock options during 2023 was as follows:

	Number of Stock Options	Weighted Average Exercise Price
Outstanding on December 31, 2022	288,000	$77.59
Granted	605,821	72.74
Outstanding on June 30, 2023	893,821	74.30

Exercisable on June 30, 2023	40,000	27.01

The weighted average fair value assumptions used in the Black-Scholes model for the stock options issued during 2023 were as follows:

Expected volatility	45.23%
Risk-free rate of return	3.6%
Expected term (in years)	6.2 years
Expected annual dividend	$0

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

Note 11 – Stockholders' Equity

Rights Offering

On May 9, 2023, the Company commenced a Rights Offering to raise gross proceeds of up to approximately $100 million. The Rights Offering provided one transferable subscription right for each share of DSG common stock held by holders of DSG common stock on record as of the close of business on May 1, 2023. Each subscription right entitled the holder to purchase 0.105 shares of DSG common stock at a subscription price of $45.00 per share. The subscription rights were transferable, but were not listed for trading on any stock exchange or market. In addition, holders of subscription rights who fully exercised their subscription rights were entitled to oversubscribe for additional shares of DSG common stock, subject to proration.

The Rights Offering closed on May 30, 2023 and was fully subscribed (taking into account the exercise of over-subscription rights) and raised approximately $100 million and resulted in the issuance of 2,222,222 shares of DSG common stock, at a purchase price of $45.00 per share. The Company incurred transaction costs related to the issuance of DSG common stock for the Rights Offering of $1.5 million, which were recorded against Capital in excess of par value in the Unaudited Condensed Consolidated Balance Sheet.

DSG used the proceeds from the Rights Offering, in combination with borrowings under the 2023 Credit Agreement, to fund the Hisco Transaction.

Stock Repurchase Program

Under an existing stock repurchase program authorized by the Board of Directors, the Company may repurchase its common stock from time to time in open market transactions, privately negotiated transactions or by other methods. No shares were repurchased during the three and six months ended June 30, 2023 or 2022 under the Company's stock repurchase plan. The remaining availability for stock repurchases under the program was $7.6 million at June 30, 2023.

Note 12 – Earnings Per Share

As a result of the Mergers discussed in Note 1 – Nature of Operations and Basis of Presentation, all historical per share data and number of shares and numbers of equity awards were retroactively adjusted. The following table provides the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2023	2022	2023	2022

Basic income per share:
Net income (loss)	$3,024	$(4,715)	$8,931	$(7,252)
Basic weighted average shares outstanding	21,810,618	20,343,028	21,467,599	15,347,943
Basic income (loss) per share of common stock	$0.14	$(0.23)	$0.42	$(0.47)

Diluted income per share:
Net income (loss)	$3,024	$(4,715)	$8,931	$(7,252)
Basic weighted average shares outstanding	21,810,618	20,343,028	21,467,599	15,347,943
Effect of dilutive securities	186,889	—	185,010	—
Diluted weighted average shares outstanding	21,997,507	20,343,028	21,652,609	15,347,943
Diluted income (loss) per share of common stock	$0.14	$(0.23)	$0.41	$(0.47)
Anti-dilutive securities excluded from the calculation of diluted income per share	782	464,068	6,001	359,358

Note 13 – Income Taxes

The Company recorded income tax expense of $0.5 million, a 15.0% effective tax rate for the three months ended June 30, 2023. Income tax benefit of $3.6 million, a 43.4% effective tax rate was recorded for the three months ended June 30, 2022. The effective tax rate for the three months ended June 30, 2023 was lower than the U.S. statutory rate primarily due to the release of a reserve for an uncertain tax benefit during the quarter. The effective tax rate for the three months ended June 30, 2022 was higher than the U.S. statutory rate primarily due to state taxes, transaction costs, and other permanent items.

The Company recorded income tax expense of $2.6 million, a 22.9% effective tax rate for the six months ended June 30, 2023. Income tax benefit of $4.6 million, a 38.6% effective tax rate was recorded for the six months ended June 30, 2022. The effective tax rate for the six months ended June 30, 2023 was slightly higher than the U.S. statutory rate primarily due to state taxes, foreign operations, and other permanent items, offset by the release of a reserve for an uncertain tax benefit during the second quarter. The effective tax rate for the six months ended June 30, 2022 was higher than the U.S. statutory rate primarily due to state taxes, transaction costs, and other permanent items.

Relative to the U.S. statutory rate, the effective tax rate for the six months ended June 30, 2023 was impacted by state taxes, foreign income and other permanent items, offset by the release of a reserve for an uncertain tax benefit during the second quarter.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of multiple state and foreign jurisdictions. As of June 30, 2023, the Company is subject to U.S. federal income tax examinations for the years 2019 through 2021 and income tax examinations from various other jurisdictions for the years 2016 through 2022.

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

A remediation plan was approved by ADEM in 2018. The plan consists of chemical injections throughout the affected area, as well as subsequent monitoring of the area. The injection process was completed in the first quarter of 2019 and the environmental consulting firm is monitoring the affected area. At June 30, 2023 the Company had approximately $0.1 million accrued for potential monitoring costs included in Accrued expenses and other current liabilities in the Unaudited Condensed Consolidated Balance Sheet. The costs for future monitoring are not significant and have been fully accrued. The Company does not expect to capitalize any amounts related to the remediation plan.

Purchase commitments

The Company enters into inventory purchase commitments with third parties in the ordinary course of business, and as of June 30, 2023, had contractual commitments to purchase approximately $187 million of products from our suppliers and contractors, which is expected to be paid in the next twelve months.

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

Consulting Services

Subsequent to the Mergers, individuals employed by LKCM Headwater Operations, LLC, a related party of LKCM, have provided the Company with certain consulting services in order to identify cost savings, revenue enhancements and operational synergies of the combined companies. As of June 30, 2023 expense of $0.1 million was recorded within Selling, general and administrative expenses within the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income (Loss), reflecting expenses accrued for these consulting services.

TestEquity and Gexpro Services Mergers

Immediately prior to the Mergers, entities affiliated with LKCM and J. Bryan King (President and Chief Executive Officer of DSG and Chairman of the DSG board of directors), including private investment partnerships for which LKCM serves as investment manager, owned a majority of the ownership interests in the TestEquity Equityholder (which in turn owned all of the outstanding equity interests of TestEquity as of immediately prior to the completion of the TestEquity Merger). As of the Merger Date, Mr. King was a director of the TestEquity Equityholder. In addition, as of the Merger Date, Mark F. Moon (a member of the DSG board of directors) was a director of, and held a direct or indirect equity interest in, the TestEquity Equityholder.

Immediately prior to the Mergers, entities affiliated with LKCM and Mr. King, including private investment partnerships for which LKCM serves as investment manager, owned a majority of the ownership interests in the Gexpro Services Stockholder (which in turn owned all of the then outstanding stock of Gexpro Services).

Immediately prior to the Mergers, entities affiliated with LKCM and Mr. King beneficially owned approximately 48% of the then-outstanding shares of DSG common stock. As a result of the issuance of 10.3 million shares at the closing of the Mergers and the issuance of the additional 1.7 million shares in accordance with the earnout provisions of the TestEquity Merger Agreement and the Gexpro Services Merger Agreement on March 20, 2023, entities affiliated with LKCM and Mr. King beneficially owned in the aggregate approximately 16.3 million shares of DSG common stock representing approximately 77.4% of the outstanding shares of DSG common stock as of March 31, 2023.

Rights Offering

Certain entities affiliated with LKCM and J. Bryan King exercised their basic subscription rights and over-subscription rights in the Rights Offering and purchased approximately 1.8 million additional shares of DSG common stock at a purchase price of $45.00 per share. Following the completion of the Rights Offering on May 30, 2023, entities affiliated with LKCM and Mr. King beneficially owned in the aggregate approximately 18.2 million shares of DSG common stock as of June 1, 2023, representing approximately 77.9% of the outstanding shares of DSG common stock as of June 30, 2023.

Board of Directors

M. Bradley Wallace, who became a director of the Company upon his election at the Company's 2023 annual stockholders meeting on May 19, 2023, is a Founding Partner of LKCM Headwater Investments, the private capital investment group of LKCM.

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
•TestEquity is a distributor of test and measurement equipment and solutions, industrial and electronic production supplies, vendor managed inventory programs, converting, fabrication and adhesive solutions from its leading manufacturer partners supporting the technology, aerospace, defense, automotive, electronics, education, automotive and medical industries.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Revenue
Lawson(1)	$119,147	$107,334	$244,427	$107,334
TestEquity	136,067	97,874	243,425	170,276
Gexpro Services	108,274	99,792	209,290	181,475
All Other(2)	14,496	16,336	29,112	16,336
Total revenue	$377,984	$321,336	$726,254	$475,421

Operating income (loss)
Lawson(1)	$8,470	$(2,562)	$16,715	$(2,562)
TestEquity	(3,182)	471	(3,156)	(133)
Gexpro Services	8,778	5,390	16,152	8,982
All Other(2)	(290)	814	786	814
Total operating income (loss)	$13,776	$4,113	$30,497	$7,101
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

Overview

Organization and Structure

Distribution Solutions Group, Inc. ("DSG"), is a multi-platform specialty distribution company providing high touch, value-added distribution solutions to the maintenance, repair and operations ("MRO"), the original equipment manufacturer ("OEM") and the industrial technologies markets. The Mergers that were consummated on April 1, 2022 resulted in the combination of Lawson, TestEquity and Gexpro Services. For a description of the Mergers, see Note 1 – Nature of Operations and Basis of Presentation within Item 1. Financial Statements.

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
TestEquity is a distributor of test and measurement equipment and solutions, industrial and electronic production supplies, vendor managed inventory programs, converting, fabrication and adhesive solutions from its leading manufacturer partners supporting the technology, aerospace, defense, automotive, electronics, education, automotive and medical industries.
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

Recent Events

HIS Company, Inc. Acquisition

On June 8, 2023, DSG acquired all of the issued and outstanding capital stock of Hisco, a distributor of specialty products serving industrial technology applications, pursuant to the Purchase Agreement dated March 30, 2023. The total purchase consideration exchanged for the Hisco Transaction was $270.4 million, net of cash, with a potential additional earn-out payment subject to Hisco achieving certain performance targets. DSG will also pay $37.5 million in cash or DSG common stock in retention bonuses to certain Hisco employees that remain employed with Hisco or its affiliates for at least twelve months after the closing of the Hisco Transaction.

In connection with the Hisco Transaction, DSG combined the operations of TestEquity and Hisco, creating one of the largest suppliers serving the electronics design, production, and repair industries. Accordingly, Hisco results are included in the TestEquity reportable segment.

DSG funded the Hisco Transaction using a combination of borrowings under its 2023 Credit Agreement and proceeds raised from the Rights Offering, both discussed below. Refer to Note 3 – Business Acquisitions for further details about the Hisco Transaction.

Debt Amendment

On June 8, 2023, the Company entered into the First Amendment to Amended and Restated Credit Agreement (the “First Amendment”), which amended the Amended and Restated Credit Agreement, dated as of April 1, 2022 (as amended by the First Amendment, the “2023 Credit Agreement”), by and among the Company, certain subsidiaries of the Company as borrowers or guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The First Amendment provides for a $305 million incremental term loan. Refer to Note 9 – Debt for additional information about the 2023 Credit Agreement.

Rights Offering

On May 30, 2023, the Company raised approximately $100 million pursuant to a Rights Offering of transferable subscription rights to holders of DSG common stock as of the close of business on May 1, 2023. Refer to Note 11 – Stockholders' Equity for additional information about the Rights Offering.

DSG Vision and Strategic Focus

The complementary distribution operations of Lawson, TestEquity and Gexpro Services were combined in 2022 for the purpose of creating a specialty distribution company enabling each of Lawson, TestEquity and Gexpro Services to maintain their respective high-touch, value-added service delivery models and customer relationships in their specialty distribution businesses under the leadership of their separate business unit management teams. The DSG leadership team provides oversight to these separate leadership teams. This structure helps the combined company to leverage best practices, back-office resources and technologies across the three operating companies to help drive cost synergies and efficiencies. The combined company has the ability to utilize its combined financial resources to accelerate a strategy of expansion through both business acquisitions and organic growth.

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

Sales Drivers

DSG believes that the Purchasing Managers Index ("PMI") published by the Institute for Supply Management is an indicative measure of the relative strength of the economic environment of the industry in which it operates. The PMI is a composite index of economic activity in the U.S. manufacturing sector. A measure of the PMI index above 50 is generally viewed as indicating an expansion of the manufacturing sector while a measure below 50 is generally viewed as representing a contraction. The average monthly PMI was 46.9 in the six months ended June 30, 2023 compared to 56.3 in the six months ended June 30, 2022.

Lawson Sales Drivers

The North American MRO market is highly fragmented. Lawson competes for business with several national distributors as well as a large number of regional and local distributors. The MRO business is impacted by the overall strength of the manufacturing sector of the U.S. economy.

Lawson's revenue is also influenced by the number of sales representatives and their productivity. Lawson plans to continue concentrating its efforts on increasing the productivity and size of its sales team. Additionally, Lawson drives revenue through the expansion of products sold to existing customers as well as attracting new customers and additional ship-to locations. Lawson also is expanding its inside sales team to help drive field sales representative productivity and also utilizes an e-commerce site to generate sales.

TestEquity Sales Drivers

Across the test and measurement, industrial and electronic production supplies businesses, the North American market is highly fragmented with competitors ranging from large global distributors to national and regional distributors.

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

Through the Hisco Transaction, TestEquity will expand its product offerings, including adhesives, chemicals and tapes as well as specialty materials such as electrostatic discharge, thermal management materials and static shielding bags. Hisco operates in 38 locations across North America, including its Precision Converting facilities that provide value-added fabrication and its Adhesive Materials Group that provides an array of custom repackaging solutions. Hisco also offers vendor-managed inventory and RFID programs with specialized warehousing for chemical management, logistics services and cold storage.

Gexpro Services Sales Drivers

The global supply chain solutions market is highly fragmented across Gexpro Services' key vertical segments. Gexpro Services’ competitors range from large global distributors and manufacturers to small regional domestic distributors and manufacturers. Gexpro Services' revenue is influenced by our OEMs’ production schedules, new product introduction launches, and service project needs.

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

Cyber Incident Litigation

On February 10, 2022, DSG disclosed that Lawson Products' computer network was the subject of a cyber incident potentially involving unauthorized access to certain confidential information (the “Cyber Incident”). DSG engaged a cybersecurity forensics firm to assist in the investigation of the incident and to assist in securing its computer network.

Because of the nature of the information that may have been compromised, DSG was required to notify the parties whose information was potentially compromised of the incident as well as various governmental agencies and has taken other actions, such as offering credit monitoring services. At June 30, 2023 DSG, had not incurred material costs as a result of the Cyber Incident and, at this time, is unable to estimate the total cost of any remediation that may be required. On April 4, 2023, a putative class action lawsuit (the “Cyber Incident Suit”) was filed against DSG. For more information about the Cyber Incident Suit, please refer to Note 14 – Commitments and Contingencies within Item 1. Financial Statements.

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

Inventory Reserves - Inventories principally consist of finished products stated at the lower of cost or net realizable value using the first-in-first-out method for the Lawson segment and primarily the weighted average method for the TestEquity and Gexpro Services segments. Most of our products are not exposed to the risk of obsolescence due to technology changes. However, some of our products do have a limited shelf life, and from time to time we add and remove items from our catalogs, brochures or website for marketing and other purposes.

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

At June 30, 2023, our inventory reserve was $13.6 million, equal to approximately 4.0% of our gross inventory. A hypothetical change of one hundred basis points to our reserve as a percentage of total inventory would have affected our cost of goods sold by $3.4 million.

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

Factors Affecting Comparability to Prior Periods

Our results of operations for the six months ended June 30, 2023 are not directly comparable to prior results for the six months ended June 30, 2022 due to the Mergers that were completed on April 1, 2022. The Mergers were accounted for as a reverse merger under the acquisition method of accounting in accordance with the accounting guidance for reverse acquisitions as provided in Accounting Standards Codification 805, Business Combinations ("ASC 805"). Under this guidance, TestEquity and Gexpro Services were treated as a combined entity as the accounting acquirer for financial reporting purposes, and DSG was identified as the accounting acquiree. This determination was primarily made as TestEquity and Gexpro Services were under the common control of an entity that owns a majority of the voting rights of the combined entity, and therefore, only DSG experienced a change in control. Accordingly, the unaudited condensed consolidated financial statements for the six months ended June 30, 2022 reflect the results of operations of TestEquity and Gexpro Services on a consolidated basis, and the results of operations of DSG's legacy Lawson business are only included subsequent to the April 1, 2022 Merger Date. The combined operations of all three entities are included in the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2023 and the three months ended June 30, 2022.

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

Non-GAAP Adjusted EBITDA

Management believes Adjusted EBITDA is an important measure of the Company's operating performance. We define Adjusted EBITDA as operating income plus depreciation and amortization, stock-based compensation, severance costs, costs related to the execution and integration of the Mergers, amortization of fair value step-up resulting from the Mergers, acquisition related costs (unrelated to the Mergers), and other non-recurring items. The following table provides our calculation of Adjusted EBITDA for the three and six months ended June 30, 2023 and 2022:

Reconciliation of Operating Income to Non-GAAP Adjusted EBITDA (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022(7)
Operating income (loss)	$13,776	$4,113	$30,497	$7,101
Depreciation and amortization	14,584	14,746	30,306	22,335
Stock-based compensation(1)	2,188	4,013	4,392	4,013
Severance and acquisition related retention expenses(2)	2,437	953	2,788	1,409
Merger/integration costs(3)	150	5,790	1,373	7,232
Inventory step-up(4)	716	1,622	716	1,622
Acquisition related costs(5)	4,908	334	7,784	1,337
Other non-recurring(6)	1,341	82	1,597	106
Adjusted EBITDA	$40,100	$31,653	$79,453	$45,155
(1)    Expense primarily for stock-based compensation, of which a portion varies with the Company’s stock price.
(2)    Includes severance expense from actions taken in 2023 and 2022 not related to a formal restructuring plan and acquisition related retention expenses for the Hisco Transaction.
(3)    Merger transaction costs related to the negotiation, review and execution of the Merger Agreements relating to the Mergers and subsequent integration costs.
(4)    Inventory fair value step-up adjustment for Lawson resulting from the reverse merger acquisition accounting.
(5)    Expense for acquisition related costs, unrelated to the Mergers.
(6)    Other non-recurring costs consist of non-capitalized deferred financing costs incurred in conjunction with the 2023 Credit Agreement, certain non-recurring strategic projects and other non-recurring items.

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

Management uses operating income and Adjusted EBITDA to evaluate the performance of its reportable segments. See Note 16 – Segment Information within Item 1. Financial Statements for additional information about our reportable segments. The following table provides Adjusted EBITDA by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Adjusted EBITDA
Lawson(1)	$16,070	$9,405	$34,520	$9,405
TestEquity	9,493	8,647	17,152	14,138
Gexpro Services	13,142	11,915	24,816	19,926
All Other(2)	1,395	1,686	2,965	1,686
Consolidated Adjusted EBITDA	$40,100	$31,653	$79,453	$45,155
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

Lawson Non-GAAP Adjusted Results - Calculation of Supplemental Information (Unaudited)

(in thousands)	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
Lawson Operating Income	GAAP Results(1)	Pre-Merger Results	Adjusted Results(2)	GAAP Results(1)	Pre-Merger Results(3)	Adjusted Results(2)

Revenue	$244,427	$—	$244,427	$107,334	$104,902	$212,236
Cost of goods sold	107,140	—	107,140	50,552	49,371	99,923
Gross profit	137,287	—	137,287	56,782	55,531	112,313
Selling, general and administrative expenses	120,572	—	120,572	59,344	44,435	103,779
Operating income (loss)	$16,715	$—	$16,715	$(2,562)	$11,096	$8,534

Lawson Adjusted EBITDA(4)	$34,520	$—	$34,520	$9,405	$8,042	$17,447
(1)Operating income prepared in accordance with GAAP, which includes Lawson’s results of operations subsequent, but not prior, to the April 1, 2022 Merger Date. See Note 1 – Nature of Operations and Basis of Presentation and Note 3 – Business Acquisitions within Item 1. Financial Statements.
(2)Lawson's results of operations adjusted for comparability on a period-over-period basis. These non-GAAP results represent Lawson’s total operating activities for the six months ended June 30, 2023 and 2022, regardless of the Merger date (that is, they reflect both pre- and post-Merger results of Lawson).

(3)Lawson's results of operations for the three months ended March 31, 2022, which occurred prior to the April 1, 2022 Merger Date, were not included in the Company's GAAP operating results under reverse merger acquisition accounting.
(4)Refer to the Non-GAAP Adjusted EBITDA section above for a reconciliation of Adjusted EBITDA to operating income.

Composition of Results of Operations

The following results of operations for the three and six months ended June 30, 2023 and the three months ended June 30, 2022 include the combined operations of DSG. The following results of operations for the six months ended June 30, 2022 include the accounts of the TestEquity and Gexpro Services combined entity, as the accounting acquirer, and the results of DSG's legacy Lawson business have only been included for activity subsequent, and not prior, to the April 1, 2022 Merger Date.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Consolidated Results of Operations

	Three Months Ended June 30,
	2023		2022
(Dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue

Revenue
Lawson	$119,147	31.5%	$107,334	33.4%
TestEquity	136,067	36.0%	97,874	30.5%
Gexpro Services	108,274	28.6%	99,792	31.1%
All Other	14,496	3.8%	16,336	5.1%
Total Revenue	377,984	100.0%	321,336	100.0%
Cost of goods sold
Lawson	52,769	14.0%	50,552	15.7%
TestEquity	104,827	27.7%	75,064	23.4%
Gexpro Services	75,928	20.1%	70,615	22.0%
All Other	8,437	2.2%	10,550	3.3%
Total Cost of goods sold	241,961	64.0%	206,781	64.4%
Gross profit	136,023	36.0%	114,555	35.6%
Selling, general and administrative expenses
Lawson	57,908	15.3%	59,344	18.5%
TestEquity	34,422	9.1%	22,339	7.0%
Gexpro Services	23,568	6.2%	23,787	7.4%
All Other	6,349	1.7%	4,972	1.5%
Total Selling, general and administrative expenses	122,247	32.4%	110,442	34.4%
Operating income (loss)	13,776	3.6%	4,113	1.3%
Interest expense	(9,492)	(2.5)%	(3,751)	(1.2)%
Loss on extinguishment of debt	—	—%	(2,814)	(0.9)%
Change in fair value of earnout liabilities	36	—%	(5,693)	(1.8)%
Other income (expense), net	(761)	(0.2)%	(182)	(0.1)%
Income (loss) before income taxes	3,559	0.9%	(8,327)	(2.6)%
Income tax expense (benefit)	535	0.1%	(3,612)	(1.1)%
Net income (loss)	$3,024	0.8%	$(4,715)	(1.5)%

Overview of Consolidated Results of Operations

Our consolidated revenue increased in the second quarter of 2023 compared to the second quarter of 2022 primarily driven by acquisitions completed in 2023 and 2022 and organic sales growth. Consolidated gross profit and Selling, general and administrative expenses increased over the prior year primarily driven by the inclusion of the acquisitions completed in 2023 and 2022.

Refer to Results by Reportable Segment below for a complete discussion of our results of operations.

Results by Reportable Segment

Lawson Segment

	Three Months Ended June 30,		Change
(Dollars in thousands)	2023	2022	Amount	%

Revenue	$119,147	$107,334	$11,813	11.0%
Cost of goods sold	52,769	50,552	2,217	4.4%
Gross profit	66,378	56,782	9,596	16.9%
Selling, general and administrative expenses	57,908	59,344	(1,436)	(2.4)%
Operating income (loss)	$8,470	$(2,562)	$11,032	N/M
Gross profit margin	55.7%	52.9%

Adjusted EBITDA(1)	$16,070	$9,405	$6,665	70.9%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

Revenue and Gross Profit

Revenue increased $11.8 million, or 11.0%, to $119.1 million in the second quarter of 2023 compared to $107.3 million in the second quarter of 2022. The increase was primarily driven by the realization of price increases enacted throughout 2022 and 2023 to offset rising supplier costs, increased quantity volumes and strengthening sales to Lawson's strategic and governmental customers and automotive end market.

Gross profit increased $9.6 million to $66.4 million in the second quarter of 2023 compared to gross profit of $56.8 million in the prior year quarter primarily as a result of increased sales, price increases, lower net freight expense and spreading operating expenses over a higher level of sales. Lawson gross profit as a percent of revenue was 55.7% in the second quarter of 2023 compared to 52.9% in the prior year quarter. The gross profit margin percentage improvement for the second quarter of 2023 was primarily the result of price increases and leveraging operating costs over a higher sales base. The prior year quarter was negatively impacted by increased supplier costs from inflation and supply chain disruptions, and a sales shift toward lower margin customers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of compensation and support for Lawson sales representatives and expenses to operate Lawson's distribution network and overhead expenses.

Selling, general and administrative expenses decreased $1.4 million to $57.9 million in the second quarter of 2023 compared to $59.3 million in the prior year quarter. The decrease was primarily driven by lower stock-based compensation, acquisition related costs and legal expenses, partially offset by higher compensation expense incurred to support increased sales and health insurance costs.

Adjusted EBITDA

During the three months ended June 30, 2023, Lawson generated Adjusted EBITDA of $16.1 million, an increase of $6.7 million, or 70.9% from the same period a year ago primarily driven by increased revenue and margins and lower Selling, general and administrative expenses.

TestEquity Segment

	Three Months Ended June 30,		Change
(Dollars in thousands)	2023	2022	Amount	%

Revenue	$136,067	$97,874	$38,193	39.0%
Cost of goods sold	104,827	75,064	29,763	39.7%
Gross profit	31,240	22,810	8,430	37.0%
Selling, general and administrative expenses	34,422	22,339	12,083	54.1%
Operating income (loss)	$(3,182)	$471	$(3,653)	N/M
Gross profit margin	23.0%	23.3%

Adjusted EBITDA(1)	$9,493	$8,647	$846	9.8%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

Revenue and Gross Profit

Revenue increased $38.2 million, or 39.0%, to $136.1 million in the second quarter of 2023 compared to $97.9 million in the second quarter of 2022. The increase was primarily driven by $43.4 million of revenue generated from acquisitions completed in 2023 and 2022 offset by a $5.2 million decline in legacy TestEquity revenue due to a slowdown in the test and measurement market, primarily caused by tightening of capital budgets in TestEquity's customer base.

Gross profit increased $8.4 million to $31.2 million in the second quarter of 2023 compared to gross profit of $22.8 million in the prior year quarter primarily as a result of the inclusion of the acquisitions completed in 2023 and 2022, which generated $11.1 million of additional gross profit in the second quarter of 2023. TestEquity gross profit as a percent of revenue was 23.0% in the second quarter of 2023 compared to 23.3% in the prior year quarter. The slight gross profit margin percentage decline for the second quarter of 2023 was due to the amortization of the fair value step-up of inventory of $0.7 million related to the Hisco Transaction.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of compensation and support for TestEquity's sales representatives and expenses to operate TestEquity's distribution network and overhead expenses.

Selling, general and administrative expenses increased $12.1 million to $34.4 million in the second quarter of 2023 compared to $22.3 million in the prior year quarter. Approximately $10.4 million of the increased expenses was primarily driven by the acquisitions completed in 2023 and 2022 and approximately $2.1 million of the increased expenses was driven by increased acquisition expenses in the second quarter of 2023 of $4.1 million in connection with the Hisco Transaction compared to $2.0 million of merger and acquisition expenses in the prior year quarter.

Adjusted EBITDA

During the three months ended June 30, 2023, TestEquity generated Adjusted EBITDA of $9.5 million, an increase of $0.8 million, or 9.8% from the same period a year ago with approximately $3.0 million driven by the acquisitions completed in 2023 and 2022, offset by a reduction of $2.2 million in legacy TestEquity due to the decline in revenue.

Gexpro Services Segment

	Three Months Ended June 30,		Change
(Dollars in thousands)	2023	2022	Amount	%

Revenue	$108,274	$99,792	$8,482	8.5%
Cost of goods sold	75,928	70,615	5,313	7.5%
Gross profit	32,346	29,177	3,169	10.9%
Selling, general and administrative expenses	23,568	23,787	(219)	(0.9)%
Operating income (loss)	$8,778	$5,390	$3,388	62.9%
Gross profit margin	29.9%	29.2%

Adjusted EBITDA(1)	$13,142	$11,915	$1,227	10.3%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

Revenue and Gross Profit

Revenue increased $8.5 million, or 8.5%, to $108.3 million in the second quarter of 2023 compared to $99.8 million in the second quarter of 2022. The increase was primarily driven by organic growth in the base business through an expansion of products and services to existing customers as well as the addition of new customers.

Gross profit increased $3.2 million to $32.3 million in the second quarter of 2023 compared to gross profit of $29.2 million in the prior year quarter primarily due to increased revenue. Gexpro Services gross profit as a percent of revenue was 29.9% in the second quarter of 2023 compared to 29.2% in the prior year quarter. The gross profit margin increase was driven by an improvement in the global supply chain and enhanced margin management on its product offering.

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

Selling, general, and administrative expenses remained flat with $23.6 million of expenses in the second quarter of 2023 compared to $23.8 million in the prior year quarter.

Adjusted EBITDA

During the three months ended June 30, 2023, Gexpro Services generated Adjusted EBITDA of $13.1 million, an increase of $1.2 million, or 10.3%, from the same period a year ago primarily driven by increases in revenue and margins on flat Selling, general, and administrative expenses.

Consolidated Non-operating Income and Expense

	Three Months Ended June 30,		Change
(Dollars in thousands)	2023	2022	Amount	%

Interest expense	$(9,492)	$(3,751)	$(5,741)	153.1%
Loss on extinguishment of debt	$—	$(2,814)	$2,814	(100.0)%
Change in fair value of earnout liabilities	$36	$(5,693)	$5,729	N/M
Other income (expense), net	$(761)	$(182)	$(579)	318.1%
Income tax expense (benefit)	$535	$(3,612)	$4,147	(114.8)%
N/M Not meaningful

Interest Expense

Interest expense increased $5.7 million in the second quarter of 2023 compared to the prior year quarter. The increase was primarily driven by higher interest rates and outstanding borrowings partially driven by the Hisco Transaction.

Loss on Extinguishment of Debt

The $2.8 million loss on extinguishment of debt in the second quarter of 2022 was due to the write-off of previously capitalized financing costs as a result of the debt refinancing related to the Mergers.

Change in Fair Value of Earnout Liabilities

The nominal benefit in the second quarter of 2023 related to the change in fair value of the earnout liabilities associated with the Frontier acquisition and the Hisco Transaction. The $5.7 million loss in the second quarter of 2022 primarily related to the change in fair value of the earnout derivative liability associated with the earnout provisions of the Merger Agreements.

Income Tax Expense (Benefit)

Income tax expense was $0.5 million, a 15.0% effective tax rate for the three months ended June 30, 2023 compared to income tax benefit of $3.6 million and a 43.4% effective tax rate for the three months ended June 30, 2022. The change in the year over year effective tax rate was primarily due to the the release of a reserve for an uncertain tax benefit during the quarter.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Consolidated Results of Operations

	Six Months Ended June 30,
	2023		2022
(Dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales

Revenue
Lawson(1)	$244,427	33.7%	$107,334	22.6%
TestEquity	243,425	33.5%	170,276	35.8%
Gexpro Services	209,290	28.8%	181,475	38.2%
All Other	29,112	4.0%	16,336	3.4%
Total Revenue	726,254	100.0%	475,421	100.0%
Cost of goods sold
Lawson(1)	107,140	14.8%	50,552	10.6%
TestEquity	186,828	25.7%	130,543	27.5%
Gexpro Services	146,439	20.2%	128,337	27.0%
All Other	16,953	2.3%	10,550	2.2%
Total Cost of goods sold	457,360	63.0%	319,982	67.3%
Gross profit	268,894	37.0%	155,439	32.7%
Selling, general and administrative expenses
Lawson(1)	120,572	16.6%	59,344	12.5%
TestEquity	59,753	8.2%	39,866	8.4%
Gexpro Services	46,699	6.4%	44,156	9.3%
All Other	11,373	1.6%	4,972	1.0%
Total Selling, general and administrative expenses	238,397	32.8%	148,338	31.2%
Operating income (loss)	30,497	4.2%	7,101	1.5%
Interest expense	(17,162)	(2.4)%	(10,607)	(2.2)%
Loss on extinguishment of debt	—	—%	(3,395)	(0.7)%
Change in fair value of earnout liabilities	(21)	—%	(5,693)	(1.2)%
Other income (expense), net	(1,736)	(0.2)%	774	0.2%
Income (loss) before income taxes	11,578	1.6%	(11,820)	(2.5)%
Income tax expense (benefit)	2,647	0.4%	(4,568)	(1.0)%
Net income (loss)	$8,931	1.2%	$(7,252)	(1.5)%
(1)Includes the operating results of Lawson subsequent, but not prior, to the Merger Date of April 1, 2022.

Overview of Consolidated Results of Operations

Our consolidated results of operations include the financial impact of the Mergers that were completed on April 1, 2022 and the other acquisitions completed in 2023 and 2022. The increase in gross profit for the first six months of 2023 compared to the first six months of 2022 was primarily due to the inclusion of Lawson operations only subsequent, and not prior, to the Merger Date and the other acquisitions completed in 2023 and 2022. Expenses for the first six months of 2023 compared to the first six months of 2022 were impacted by the inclusion of Lawson and the other acquisitions completed in 2023 and 2022.

Refer to Results by Reportable Segment below for a complete discussion of our results of operations.

Results by Reportable Segment

Lawson Segment

	Six Months Ended June 30,		Change
(Dollars in thousands)	2023	2022	Amount	%

Revenue	$244,427	$107,334	$137,093	—%
Cost of goods sold	107,140	50,552	56,588	—%
Gross profit	137,287	56,782	80,505	—%
Selling, general and administrative expenses	120,572	59,344	61,228	—%
Operating income (loss)	$16,715	$(2,562)	$19,277	—%
Gross profit margin	56.2%	52.9%

Adjusted EBITDA(1)	$34,520	$9,405	$25,115	267.0%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

The increase in revenue, gross profit and operating income for the first six months of 2023 compared to the first six months of 2022 was due to the inclusion of Lawson operations beginning on the Merger Date and not including any Lawson operations prior to the Merger Date.

Supplemental Information

For management to discuss Lawson's operating results on a comparable basis, Lawson's GAAP results of operations for the six months ended June 30, 2022 were adjusted to include its results prior to the April 1, 2022 Merger Date in order to reflect the total operating activities attributable to Lawson for each period presented. These non-GAAP Adjusted Results for the six months ended June 30, 2022 presented in the table below are referred to within this supplemental results of operations discussion as "Adjusted".

	Six Months Ended June 30,		Adjusted Change
(Dollars in thousands)	2023	Adjusted 2022(1)	Amount	%

Revenue	$244,427	$212,236	$32,191	15.2%
Cost of goods sold	107,140	99,923	7,217	7.2%
Gross profit	137,287	112,313	24,974	22.2%
Selling, general and administrative expenses	120,572	103,779	16,793	16.2%
Operating income (loss)	$16,715	$8,534	$8,181	95.9%
Gross profit margin	56.2%	52.9%

Adjusted EBITDA(2)	$34,520	$17,447	$17,073	97.9%
(1)For comparability purposes, Lawson's GAAP results of operations were adjusted to include the historical unaudited results of Lawson prior to the Merger Date. Refer to the section Factors Affecting Comparability to Prior Periods and the non-GAAP measures section Supplemental Information - Lawson Non-GAAP Adjusted Operating Income and Non- GAAP EBITDA for more information related to the calculation of adjusted amounts.
(2)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

Revenue and Gross Profit

Revenue increased $32.2 million, or 15.2%, to $244.4 million in the first six months of 2023 compared to adjusted revenue of $212.2 million in the same period of 2022. The increase was primarily driven by the realization of price increases enacted throughout 2022 and 2023 to offset rising supplier costs, increased quantity volumes and strengthening sales to Lawson's strategic and governmental customers and automotive end market.

Gross profit increased $25.0 million to $137.3 million in the first six months ended June 30, 2023 compared to adjusted gross profit of $112.3 million in the same period of 2022 primarily as a result of increased sales, price increases, lower net freight expense and spreading operating expenses over a higher level of sales. Lawson gross profit as a percent of revenue was

56.2% in the first six months of 2023 compared to adjusted gross profit as a percent of adjusted revenue of 52.9% in the prior year period. The gross profit margin percentage improvement for the first six months of 2023 was primarily the result of price increases, lower net freight costs and leveraging costs over a higher sales base. The adjusted gross profit margin percentage for the same period of 2022 was impacted by increased supplier costs from inflation and supply chain disruptions and a sales shift toward lower margin customers. Adjusted gross profit margin for 2022 was also impacted by the amortization of the fair value step-up of inventory of $1.2 million related to the Mergers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of compensation and support for Lawson sales representatives as well as expenses to operate Lawson's distribution network and overhead expenses.

Selling, general and administrative expenses increased $16.8 million to $120.6 million in the first six months of 2023 compared to adjusted Selling, general and administrative expenses of $103.8 million in the same period of 2022. The increase was primarily driven by higher compensation expense incurred to support increased sales, additional depreciation and amortization as a result of the fair value step-up adjustments related to the reverse merger acquisition accounting and higher stock-based compensation in 2023 partially offset by lower acquisition related costs in 2023 and a stock-based compensation benefit in 2022.

Adjusted EBITDA

During the six months ended June 30, 2023, Lawson generated Adjusted EBITDA of $34.5 million, an increase of $17.1 million, or 97.9% from the same period a year ago primarily driven by increased revenue and gross profit margin.

TestEquity Segment

	Six Months Ended June 30,		Change
(Dollars in thousands)	2023	2022	Amount	%

Revenue	$243,425	$170,276	$73,149	43.0%
Cost of goods sold	186,828	130,543	56,285	43.1%
Gross profit	56,597	39,733	16,864	42.4%
Selling, general and administrative expenses	59,753	39,866	19,887	49.9%
Operating income (loss)	$(3,156)	$(133)	$(3,023)	N/M
Gross profit margin	23.3%	23.3%

Adjusted EBITDA(1)	$17,152	$14,138	$3,014	21.3%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

Revenue and Gross Profit

Revenue increased $73.1 million, or 43.0%, to $243.4 million in the first six months of 2023 compared to $170.3 million in the same period in 2022. The increase was primarily driven by $78.3 million of revenue generated from acquisitions completed in 2023 and 2022 offset by a $5.2 million decline in legacy TestEquity due to a slowdown in the test and measurement market, primarily caused by tightening of capital budgets in TestEquity's customer base.

Gross profit increased $16.9 million to $56.6 million in the first six months of 2023 compared to $39.7 million in the same period of 2022 primarily as a result of the inclusion of the acquisitions completed in 2023 and 2022, which generated $18.6 million of additional gross profit during the first six months of 2023. TestEquity gross profit as a percent of revenue was consistent at 23.3% in the first six months of 2023 compared to 23.3% in the prior year period driven by an expansion of margins within the existing base business offset by the amortization of the fair value step-up of inventory of $0.7 million related to the Hisco Transaction and a shift in sales mix from the lower gross margin rates from the 2022 acquisitions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of compensation and support for TestEquity's sales representatives and expenses to operate TestEquity's distribution network and overhead expenses.

Selling, general and administrative expenses increased $19.9 million to $59.8 million in the first six months of 2023 compared to $39.9 million in the same period of 2022. Approximately $15.6 million of the increased expenses was primarily driven by the acquisitions completed in 2023 and 2022 and approximately $4.0 million of the increased expenses was driven by increased merger and acquisition expenses in the first six months of 2023 of $6.8 million in connection with the Hisco Transaction compared to $2.8 million of merger and acquisition expenses in the same period of 2022.

Adjusted EBITDA

During the six months ended June 30, 2023, TestEquity generated Adjusted EBITDA of $17.2 million, an increase of $3.0 million, or 21.3% from the same period a year ago with approximately $5.3 million driven by the acquisitions completed in 2023 and 2022.

Gexpro Services Segment

	Six Months Ended June 30,		Change
(Dollars in thousands)	2023	2022	Amount	%

Revenue	$209,290	$181,475	$27,815	15.3%
Cost of goods sold	146,439	128,337	18,102	14.1%
Gross profit	62,851	53,138	9,713	18.3%
Selling, general and administrative expenses	46,699	44,156	2,543	5.8%
Operating income (loss)	$16,152	$8,982	$7,170	79.8%
Gross profit margin	30.0%	29.3%

Adjusted EBITDA(1)	$24,816	$19,926	$4,890	24.5%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

Revenue and Gross Profit

Revenue increased $27.8 million, or 15.3%, to $209.3 million in the first six months of 2023 compared to $181.5 million in the same period of 2022. The increase was primarily driven by $3.2 million of revenue generated from the Frontier acquisition completed at the end of the first quarter of 2022 and organic growth in the base business through an expansion of products and services to existing customers as well as the addition of new customers.

Gross profit increased $9.7 million to $62.9 million in the first six months of 2023 compared to $53.1 million in the same period of 2022. Gexpro Services gross profit as a percent of revenue was 30.0% in the first six months of 2023 compared to 29.3% in the prior year period driven by an improvement in the global supply chain and margin management on its product offering.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of sales and marketing expenses primarily relating to compensation, costs associated with supporting Gexpro Services’ service facilities, overhead expenses within finance, legal, human resources and information technology, and other costs required to operate Gexpro Services' business and service customers.

Selling, general, and administrative expenses increased $2.5 million to $46.7 million in the first six months ended June 30, 2023 compared to $44.2 million in the same period of 2022. The increase was primarily driven by $2.4 million of additional expenses from the Frontier acquisition completed at the end of the first quarter of 2022 and additional compensation and product fulfillment costs to support the organic growth.

Adjusted EBITDA

During the six months ended June 30, 2023, Gexpro Services generated Adjusted EBITDA of $24.8 million, an increase of $4.9 million, or 24.5% from the same period a year ago primarily driven by increased revenue and gross profit margin.

Consolidated Non-operating Income and Expense

	Six Months Ended June 30,		Change
(Dollars in thousands)	2023	2022	Amount	%

Interest expense	$(17,162)	$(10,607)	$(6,555)	61.8%
Loss on extinguishment of debt	$—	$(3,395)	$3,395	N/M
Change in fair value of earnout liabilities	$(21)	$(5,693)	$5,672	N/M
Other income (expense), net	$(1,736)	$774	$(2,510)	(324.3)%
Income tax expense (benefit)	$2,647	$(4,568)	$7,215	N/M

Interest Expense

Interest expense increased $6.6 million in the first six months of 2023 compared to the same period of 2022 primarily due to an increase in interest rates and higher borrowings related to the Mergers and the other 2022 and 2023 acquisitions.

Loss on Extinguishment of Debt

The $3.4 million loss on extinguishment of debt in the six months ended June 30, 2022 was primarily due to the write-off of previously capitalized financing costs as a result of the debt refinancing related to the Mergers.

Change in Fair Value of Earnout Liabilities

The nominal loss in the first six months of 2023 related to the change in fair value of the earnout liabilities associated with the Frontier acquisition and the Hisco Transaction. The $5.7 million loss in the first six months of 2022 primarily related to the change in fair value of the earnout derivative liability associated with the earnout provisions of the Merger Agreements.

Income Tax Expense (Benefit)

Income tax expense was $2.6 million, a 22.9% effective tax rate for the first six months of 2023 compared to an income tax benefit of $4.6 million and a 38.6% effective tax rate for the first six months of 2022. The change in the year over year effective tax rate was primarily due to lower transaction costs and the release of a reserve for an uncertain tax benefit. The 2022 income tax was also impacted by the creation of a consolidated group for federal income tax purposes as a result of the completion of the Mergers.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $44.2 million on June 30, 2023 compared to $24.6 million on December 31, 2022.

The Company believes its current balances of cash and cash equivalents, availability under its 2023 Credit Agreement and cash flows from operations will be sufficient to meet its liquidity needs for the next twelve months. As of June 30, 2023, liquidity for the Company was $233.8 million comprised of $44.2 million of cash and cash equivalents and $189.6 million of borrowing availability remaining, net of outstanding letters of credit, under the 2023 Credit Agreement.

On June 2, 2023, the Company raised approximately $100 million from the Rights Offering, in which 2,222,222 shares of DSG common stock were sold at a purchase price of $45.00 per share. On June 8, 2023, the Company borrowed the $305.0 million under the incremental term loan of the 2023 Credit Agreement. The Company used these combined proceeds primarily to fund the Hisco Transaction and to pay down its revolving credit facility.

Our primary short-term and long-term liquidity and capital resource needs are to finance operating expenses, working capital, capital expenditures, potential business acquisitions, strategic initiatives and general corporate purposes. Our current debt obligations under the 2023 Credit Agreement mature in April 2027. Principal payments on the 2023 Credit Agreement for the next twelve months are $30.3 million. Refer to Note 9 – Debt within Item 1. Financial Statements for additional information related to our debt obligations. Access to debt capital markets has historically provided the Company with sources of liquidity, beyond normal operating cash flows. We do not anticipate having difficulty in obtaining financing from those markets in the future, however, we cannot provide assurance that events beyond our control will not have a material adverse impact on our liquidity.

Sources and Uses of Cash

The following table presents a summary of our cash flows:

(in thousands)	June 30, 2023	June 30, 2022	Change
Net cash provided by (used in) operating activities	$27,464	$(39,543)	$67,007
Net cash provided by (used in) investing activities	$(262,824)	$(115,286)	$(147,538)
Net cash provided by (used in) financing activities	$274,930	$157,043	$117,887

Cash Provided by (Used in) Operating Activities

Net cash provided by operations for the six months ended June 30, 2023 was $27.5 million primarily due to net income including non-cash items, partially offset by investments in trade working capital to support higher sales and other net cash flow items.

Net cash used in operations for the six months ended June 30, 2022 was $39.5 million, excluding non-cash items, primarily due to increased accounts receivables driven by higher sales and increased inventories due to increased supplier costs driven by inflation and global supply chain disruptions.

Cash Provided by (Used in) Investing Activities

Net cash used in investing activities for the six months ended June 30, 2023 was $262.8 million, primarily due to the Hisco Transaction, as well as purchases of property, plant and equipment and rental equipment which was partially offset by the sale of rental equipment.

Net cash used in investing activities for the six months ended June 30, 2022 was $115.3 million, primarily due to acquisitions completed by TestEquity and Gexpro Services.

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2023 was $274.9 million due to proceeds from the 2023 Credit Agreement and the Rights Offering partially offset by repayment of previous indebtedness and principal payments on the term loans. In conjunction with the Hisco Transaction, the Company borrowed $305.0 million under the incremental term loan facility on June 8, 2023 and raised approximately $100 million through the Rights Offering closed during the second quarter of 2023. During the first six months of 2023, deferred financing costs of $3.4 million were incurred related to the 2023 Credit Agreement and offering costs of $1.5 million were incurred related to the Rights Offering.

Net cash provided by financing activities for the six months ended June 30, 2022 was $157.0 million, primarily due to proceeds from term loans and revolving credit facilities to finance the Mergers and other acquisitions, partly offset by repayment of previous indebtedness. Deferred financing costs of $11.4 million were incurred during the first six months of 2022 related to these financing activities.

Financing and Capital Requirements

Credit Facility

On June 8, 2023, in connection with the Hisco Transaction, DSG entered into the First Amendment, which amended and replaced the previous April 1, 2022 credit agreement with the 2023 Credit Agreement, and provided for a $305.0 million incremental term loan facility. The 2023 Credit Agreement also provides for the Company to increase the commitments from time to time by up to $200 million in the aggregate, subject to, among other things, receipt of additional commitments from existing and/or new lenders and pro forma compliance with certain financial covenants.

The 2023 Credit Agreement includes a $200 million senior secured revolving credit facility, a $250 million senior secured initial term loan facility, a $305 million incremental term loan and a $50 million senior secured delayed draw term loan facility. Refer to Note 9 – Debt within Item 1. Financial Statements for a description of the 2023 Credit Agreement.

On June 30, 2023, we had $598.4 million in outstanding borrowings under the 2023 Credit Agreement and $189.6 million of borrowing availability remaining, net of outstanding letters of credit, under the senior secured revolving credit facility component.

As of June 30, 2023, we were in compliance with all financial covenants under our 2023 Credit Agreement. While we were in compliance with our financial covenants as of June 30, 2023, failure to meet the covenant requirements of the 2023 Credit Agreement in future quarters could lead to higher financing costs and increased restrictions, reduce or eliminate our ability to borrow funds, or accelerate the payment of our indebtedness and could have a material adverse effect on our business, financial condition and results of operations.

Purchase Commitments

As of June 30, 2023, we had contractual commitments to purchase approximately $187 million of products from our suppliers and contractors over the next twelve months.

Capital Expenditures

During the six months ended June 30, 2023, total capital expenditures for property, plant and equipment and rental equipment were $13.8 million excluding proceeds from the sale of rental equipment. The Company expects to spend approximately $6 million to $8 million for capital expenditures during the remainder of 2023 to support ongoing operations.

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

The Company had $7.6 million of remaining availability for stock repurchases under the program as of June 30, 2023. See Note 11 – Stockholders' Equity within Item 1. Financial Statements for further information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3 of Part I has been omitted from this report.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). These disclosure controls and procedures are designed to ensure that information relating to DSG, including DSG's consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) includes, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective as of June 30, 2023 because of the previously reported material weakness in internal control over financial reporting, as described below.

Ongoing Remediation of Material Weaknesses in Internal Control over Financial Reporting

As previously disclosed under Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the year ended December 31, 2022, the Company’s management concluded that its internal control over financial reporting was not effective based on the material weakness identified. As a result of our expanding business operations, primarily related to the April 1, 2022 Mergers, we have experienced an increase in complex and non-routine accounting transactions and control activities necessary to properly present consolidated results. Specifically, in our TestEquity operating segment, we did not have sufficient technical accounting resources and personnel (i) to help ensure proper application of U.S. generally accepted accounting principles ("U.S. GAAP") in the accounting for certain areas primarily related to accounting for business acquisitions and the disposal of rental equipment, or (ii) to effectively design and execute our process level controls around (a) revenue recognition, (b) account reconciliations, (c) accounting policies and (d) proper segregation of duties.

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

We have designed our remediation plan to address the material weakness mentioned above and strengthen our overall internal control over financial reporting. However, we will not be able to determine if the material weakness has been remediated until our efforts are completed and we have reassessed the procedures and controls put in place. We will continue to review our financial reporting controls and procedures. As we finalize and implement the remediation plan outlined above, we may also identify additional measures to address the material weakness or modify certain of the remediation procedures described above. We also may implement additional changes to our internal control over financial reporting as may be appropriate in the course of remediating the material weakness. Management will continue to take steps to remedy the material weakness to reinforce the overall design and capability of our control environment.

Changes in Internal Control over Financial Reporting

Given the significance and timing of the Hisco Transaction and the complexity of systems and business processes, we intend to exclude the Hisco operating company from our assessment and report on internal control over financial reporting for the year ending December 31, 2023. Other than the Hisco Transaction and our ongoing remediation efforts discussed above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during our most recently completed fiscal quarter that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Based on a Schedule 13D filed with the SEC by LKCM and various other persons and entities (as amended through June 2, 2023), entities affiliated with LKCM beneficially owned in the aggregate approximately 18.2 million shares of DSG common stock as of June 1, 2023, representing approximately 77.9% of the outstanding shares of DSG common stock as of June 30, 2023. J. Bryan King, Chairman and Chief Executive Officer of the Company, is a Principal of LKCM. In addition, M. Bradley Wallace, who became a director of the Company upon his election at the Company’s 2023 annual stockholders meeting on May 19, 2023, is a Founding Partner of LKCM Headwater Investments, the private capital investment group of LKCM As a result, LKCM has significant influence over the outcome of matters requiring a stockholder vote, including the election of directors and the approval of other significant matters, and LKCM’s interests may not align with the interests of other stockholders. This concentration of ownership could also have the effect of delaying or preventing a change of control or other business combination that might be beneficial to our stockholders.

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
10.1
Subscription Agent Agreement, dated as of May 8, 2023, by and among Distribution Solutions Group, Inc., Computershare Inc. and Computershare Trust Company, N.A., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-10546) filed May 9, 2023.

10.2†
Amended and Restated Credit Agreement, dated as of June 8, 2023, by and among Distribution Solutions Group, Inc., the subsidiaries of Distribution Solutions Group, Inc. party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-10546) filed June 9, 2023.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statement of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL and contained in Exhibit 101
† Certain schedules and/or similar attachments omitted pursuant to Item 601(a)(5) of Regulation S-K promulgated by the U.S. Securities and Exchange Commission. The Company agrees to furnish supplementally a copy of any omitted schedule or similar attachment to the U.S. Securities and Exchange Commission upon request.
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISTRIBUTION SOLUTIONS GROUP, INC.
(Registrant)

Dated:	August 3, 2023	/s/ J. Bryan King
J. Bryan King Chairman, President and Chief Executive Officer (principal executive officer)

Dated:	August 3, 2023	/s/ Ronald J. Knutson
Ronald J. Knutson Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)

Dated:	August 3, 2023	/s/ David S. Lambert
David S. Lambert Vice President, Controller and Chief Accounting Officer (principal accounting officer)