Form 10-Q
period 2023-09-30
Distribution Solutions Group, Inc.
filed 2023-11-02
CIK 703604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission file Number: 0-10546

DISTRIBUTION SOLUTIONS GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware			36-2229304
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

301 Commerce Street, Suite 1700,	Fort Worth,	Texas	76102
(Address of principal executive offices)			(Zip Code)
(888) 611-9888
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, $1.00 par value	DSGR	NASDAQ Global Select Market
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
As of October 23, 2023, 46,845,970 shares of common stock, $1.00 par value, were outstanding.

		Page #
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	5

	Condensed Consolidated Balance Sheets as of September 30, 2023 (Unaudited) and December 31, 2022	5

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2023 and 2022 (Unaudited)	6

	Condensed Consolidated Statements of Changes in Stockholders' Equity for the Three and Nine Months Ended September 30, 2023 and 2022 (Unaudited)	7

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 and 2022 (Unaudited)	9

	Notes to Condensed Consolidated Financial Statements (Unaudited)	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	54

Item 4.	Controls and Procedures	54

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	55

Item 1A.	Risk Factors	55

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	57

Item 6.	Exhibits	58

	SIGNATURES	59

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

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
Distribution Solutions Group, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$80,456	$24,554
Restricted cash	20,703	186
Accounts receivable, less allowances of $2,288 and $1,513, respectively	238,543	166,301
Inventories, net	313,337	264,374
Prepaid expenses and other current assets	36,538	22,773
Total current assets	689,577	478,188
Property, plant and equipment, net	111,949	64,395
Rental equipment, net	26,320	27,139
Goodwill	397,762	348,048
Deferred tax asset	55	189
Intangible assets, net	265,319	227,994
Cash value of life insurance	18,001	17,166
Right of use operating lease assets	79,791	46,755
Other assets	7,194	5,736
Total assets	$1,595,968	$1,215,610
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$107,140	$80,486
Current portion of long-term debt	32,335	16,352
Current portion of lease liabilities	13,241	9,964
Accrued expenses and other current liabilities	97,191	62,677
Total current liabilities	249,907	169,479
Long-term debt, less current portion, net	550,526	395,825
Lease liabilities	70,353	39,828
Deferred tax liability	24,452	23,834
Other liabilities	24,621	23,649
Total liabilities	919,859	652,615
Commitments and contingencies (Note 14)
Stockholders’ equity(1):
Preferred stock, $1 par value:
Authorized - 500,000 shares, issued and outstanding — None	—	—
Common stock, $1 par value:
Authorized - 70,000,000 shares Issued - 47,479,256 and 39,460,724 shares, respectively Outstanding - 46,844,598 and 38,833,568 shares, respectively	46,845	38,834
Capital in excess of par value	670,287	572,379
Retained deficit	(18,377)	(25,736)
Treasury stock – 634,658 and 627,156 shares, respectively	(12,697)	(12,526)
Accumulated other comprehensive income (loss)	(9,949)	(9,956)
Total stockholders’ equity	676,109	562,995
Total liabilities and stockholders’ equity	$1,595,968	$1,215,610
(1) The accompanying Unaudited Condensed Consolidated Financial Statements and notes thereto have been retroactively adjusted to reflect the two-for-one stock split completed in August 2023. See Note 1 – Nature of Operations and Basis of Presentation for details.

See notes to Condensed Consolidated Financial Statements (Unaudited)

Distribution Solutions Group, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenue	$438,909	$347,151	$1,165,163	$822,572
Cost of goods sold	293,612	227,984	750,972	547,966
Gross profit	145,297	119,167	414,191	274,606

Selling, general and administrative expenses	132,514	97,140	370,911	245,478
Operating income (loss)	12,783	22,027	43,280	29,128

Interest expense	(12,895)	(6,097)	(30,057)	(16,704)
Loss on extinguishment of debt	—	—	—	(3,395)
Change in fair value of earnout liabilities	667	9,641	646	3,948
Other income (expense), net	(1,133)	(550)	(2,869)	224

Income (loss) before income taxes	(578)	25,021	11,000	13,201
Income tax expense (benefit)	990	8,480	3,637	3,912

Net income (loss)	$(1,568)	$16,541	$7,363	$9,289

Basic income (loss) per share of common stock(1)	$(0.03)	$0.43	$0.17	$0.27

Diluted income (loss) per share of common stock(1)	$(0.03)	$0.42	$0.17	$0.27

Comprehensive income (loss)
Net income (loss)	$(1,568)	$16,541	$7,363	$9,289
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(3,579)	(9,774)	128	(12,094)
Other	464	—	(121)	—
Comprehensive income (loss)	$(4,683)	$6,767	$7,370	$(2,805)
(1) The accompanying Unaudited Condensed Consolidated Financial Statements and notes thereto have been retroactively adjusted to reflect the two-for-one stock split completed in August 2023. See Note 1 – Nature of Operations and Basis of Presentation for details.

See notes to Condensed Consolidated Financial Statements (Unaudited)

Distribution Solutions Group, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands, except share data)
(Unaudited)

	Common Stock(1)		Capital in Excess of Par Value(1)			Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Outstanding Shares	$1 Par Value		Retained Deficit	Treasury Stock
Balance at January 1, 2023	38,833,568	$38,834	$572,379	$(25,736)	$(12,526)	$(9,956)	$562,995
Net income (loss)	—	—	—	5,907	—	—	5,907
Foreign currency translation adjustment	—	—	—	—	—	2,624	2,624
Stock-based compensation	—	—	773	—	—	—	773
Stock-based compensation liability paid in shares	—	—	227	—	—	—	227
Shares issued	22,288	22	(22)	—	—	—	—
Shares issued - earnout	3,400,000	3,400	(3,400)	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(5,278)	(5)	5	—	(117)	—	(117)
Other	—	—	204	(4)	—	(200)	—
Balance at March 31, 2023	42,250,578	$42,251	$570,166	$(19,833)	$(12,643)	$(7,532)	$572,409
Net income (loss)	—	—	—	3,024	—	—	3,024
Foreign currency translation adjustment	—	—	—	—	—	1,083	1,083
Stock-based compensation	—	—	1,062	—	—	—	1,062
Issuance of common stock in rights offering, net of offering costs of $1,531	4,444,444	4,444	94,025	—	—	—	98,469
Shares issued	6,672	7	(7)	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(2,224)	(2)	2	—	(54)	—	(54)
Other	—	—	385	—	—	(385)	—
Balance at June 30, 2023	46,699,470	$46,700	$665,633	$(16,809)	$(12,697)	$(6,834)	$675,993
Net income (loss)	—	—	—	(1,568)	—	—	(1,568)
Foreign currency translation adjustment	—	—	—	—	—	(3,579)	(3,579)
Stock-based compensation	—	—	1,119	—	—	—	1,119
Shares issued	520	1	(1)	—	—	—	—
Shares issued through employee share purchases	144,608	144	3,109	—	—	—	3,253
Compensation expense related to employee share purchases	—	—	427	—	—	—	427
Other	—	—	—	—	—	464	464
Balance at September 30, 2023	46,844,598	$46,845	$670,287	$(18,377)	$(12,697)	$(9,949)	$676,109
(1) The accompanying Unaudited Condensed Consolidated Financial Statements and notes thereto have been retroactively adjusted to reflect the two-for-one stock split completed in August 2023. See Note 1 – Nature of Operations and Basis of Presentation for details.

See notes to Condensed Consolidated Financial Statements (Unaudited)

Distribution Solutions Group, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands)
(Unaudited)

	Common Stock(1)		Capital in Excess of Par Value(1)			Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Outstanding Shares	$1 Par Value		Retained Deficit	Treasury Stock
Balance at January 1, 2022	20,589,648	$20,636	$186,739	$(33,142)	$(10,033)	$1,569	$165,769
Net income (loss)	—	—	—	(2,537)	—	—	(2,537)
Foreign currency translation adjustment	—	—	—	—	—	171	171
Shares issued	12,129	11	(11)	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(1,777)	—	33	—	(33)	—	—
Other	—	—	(95)	—	—	—	(95)
Balance at March 31, 2022	20,600,000	$20,647	$186,666	$(35,679)	$(10,066)	$1,740	$163,308
Net income (loss)	—	—	—	(4,715)	—	—	(4,715)
Foreign currency translation adjustment	—	—	—	—	—	(2,491)	(2,491)
Stock-based compensation	—	—	573	—	—	—	573
Shares issued	51,364	52	(52)	—	—	—	—
Deemed consideration for reverse acquisition	18,240,334	18,240	333,251	—	—	—	351,491
Reclassification of issuable shares from earnout derivative liability	—	—	26,593	—	—	—	26,593
Fair value adjustment of stock-based compensation awards	—	—	1,910	—	—	—	1,910
Tax withholdings related to net share settlements of stock-based compensation awards	(3,734)	(4)	4	—	(78)	—	(78)
Settlement of related party liability	—	—	5,276	—	—	—	5,276
Other	—	—	(39)	—	—	—	(39)
Balance at June 30, 2022	38,887,964	$38,935	$554,182	$(40,394)	$(10,144)	$(751)	$541,828
Net income (loss)	—	—	—	16,541	—	—	16,541
Foreign currency translation adjustment	—	—	—	—	—	(9,774)	(9,774)
Stock-based compensation	—	—	489	—	—	—	489
Shares issued	35,984	36	(36)	—	—	—	—
Repurchase of common stock	(108,178)	(108)	108	—	(1,940)	—	(1,940)
Tax withholdings related to net share settlements of stock-based compensation awards	(15,760)	(16)	16	—	(391)	—	(391)
Other	—	—	(6)	—	—	—	(6)
Balance at September 30, 2022	38,800,010	$38,847	$554,753	$(23,853)	$(12,475)	$(10,525)	$546,747
(1) The accompanying Unaudited Condensed Consolidated Financial Statements and notes thereto have been retroactively adjusted to reflect the two-for-one stock split completed in August 2023. See Note 1 – Nature of Operations and Basis of Presentation for details.

See notes to Condensed Consolidated Financial Statements (Unaudited)

Distribution Solutions Group, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net income (loss)	$7,363	$9,289
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	47,316	31,314
Amortization of debt issue costs	1,662	1,419
Extinguishment of debt	—	3,395
Stock-based compensation	5,441	445
Compensation expense related to employee share purchases	427	—
Change in fair value of earnout liabilities	(646)	(3,948)
Gain on sale of rental equipment	(1,929)	(2,463)
Gain on sale of property, plant and equipment	(86)	—
Charge for step-up of acquired inventory	2,866	2,703
Net realizable value and reserve adjustment for obsolete and excess inventory	—	5,551
Bad debt expense	1,045	564
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(8,329)	(30,795)
Inventories	9,639	(43,857)
Prepaid expenses and other current assets	(7,288)	(2,224)
Accounts payable	10,552	1,687
Accrued expenses and other current liabilities	5,587	1,316
Other changes in operating assets and liabilities	433	6,324
Net cash provided by (used in) operating activities	74,053	(19,280)
Investing activities
Purchases of property, plant and equipment	(11,180)	(4,954)
Business acquisitions, net of cash acquired	(252,007)	(113,681)
Purchases of rental equipment	(7,735)	(7,913)
Proceeds from sale of rental equipment	4,202	5,998
Net cash provided by (used in) investing activities	(266,720)	(120,550)
Financing activities
Proceeds from revolving lines of credit	174,587	302,044
Payments on revolving lines of credit	(295,816)	(237,370)
Proceeds from term loans	305,000	445,630
Payments on term loans	(11,250)	(343,662)
Deferred financing costs	(3,419)	(11,956)
Proceeds from rights offering, net of offering costs of $1,531	98,469	—
Repurchase of common stock	—	(1,940)
Shares repurchased held in treasury	(171)	(469)
Proceeds from employees for share purchases	3,253	—
Payment of financing lease principal	(358)	(457)
Payment of earnout	(1,000)	—
Net cash provided by (used in) financing activities	269,295	151,820
Effect of exchange rate changes on cash and cash equivalents	(209)	(1,309)
Increase (decrease) in cash, cash equivalents and restricted cash	76,419	10,681
Cash, cash equivalents and restricted cash at beginning of period	24,740	14,671
Cash, cash equivalents and restricted cash at end of period	$101,159	$25,352
Cash and cash equivalents	$80,456	$25,171
Restricted cash	20,703	181
Total cash, cash equivalents and restricted cash	$101,159	$25,352
See notes to Condensed Consolidated Financial Statements (Unaudited)

Distribution Solutions Group, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022

Supplemental disclosure of cash flow information
Net cash paid for income taxes	$9,370	$11,553
Net cash paid for interest	$26,187	$12,093
Net cash paid for interest on supply chain financing	$1,753	$579
Non-cash activities:
Fair value of common stock exchanged for reverse acquisition	$—	$351,491
Settlement of related party obligations	$—	$5,276
Additions of property, plant and equipment included in accounts payable	$521	$73
Right of use assets obtained in exchange for finance lease liabilities	$396	$886
Right of use assets obtained in exchange for operating lease liabilities	$19,879	$12,773

See notes to Condensed Consolidated Financial Statements (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 – Nature of Operations and Basis of Presentation

Organization

Distribution Solutions Group, Inc., a Delaware corporation ("DSG"), is a global specialty distribution company providing value-added distribution solutions to the maintenance, repair and operations ("MRO"), original equipment manufacturer ("OEM") and industrial technology markets. DSG has three principal operating companies: Lawson Products, Inc., an Illinois corporation ("Lawson"), TestEquity Acquisition, LLC, a Delaware limited liability company ("TestEquity"), and 301 HW Opus Holdings, Inc., a Delaware corporation conducting business as Gexpro Services ("Gexpro Services"). The complementary distribution operations of Lawson, TestEquity and Gexpro Services were combined on April 1, 2022 to create a global specialty distribution company. A summary of the Mergers (as defined below), including the legal entities party to the transactions and the stock consideration, is presented below.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “DSG”, the “Company”, "we", "our" or "us" refer to Distribution Solutions Group, Inc., and all entities consolidated in the accompanying unaudited condensed consolidated financial statements.

Recent Events

Stock Split

On August 15, 2023, DSG announced that its Board of Directors approved and declared a two-for-one stock split (the “Stock Split”) which entitled each stockholder of record as of the close of business on August 25, 2023 to receive one additional share of DSG common stock for each share of DSG common stock then-held. The additional shares were distributed after the close of trading on August 31, 2023, and shares of DSG common stock began trading at the split-adjusted basis on September 1, 2023. Accordingly, all share and per share amounts have been retroactively adjusted to reflect the impact of the Stock Split for all periods presented herein.

In order to implement the Stock Split, on August 31, 2023, DSG filed a Third Amended and Restated Certificate of Incorporation of DGS with the Secretary of State of the State of Delaware to increase the number of authorized shares of DSG common stock from 35,000,000 to 70,000,000, which became effective on that date.

HIS Company, Inc. Acquisition

On March 30, 2023, DSG entered into a Stock Purchase Agreement (the “Purchase Agreement”), with various parties for the acquisition of all of the issued and outstanding capital stock of HIS Company, Inc., a Texas corporation (“Hisco,” and the "Hisco Transaction"), a distributor of specialty products serving industrial technology applications. DSG completed the Hisco Transaction on June 8, 2023. The total purchase consideration exchanged for the Hisco Transaction was $268.5 million, net of cash acquired of $12.2 million, at closing, with a potential additional earn-out payment subject to Hisco achieving certain performance targets. DSG will also pay $37.5 million in cash or DSG common stock in retention bonuses to certain Hisco employees that remain employed with Hisco or its affiliates for at least twelve months after the closing of the Hisco Transaction. In connection with the Hisco Transaction, DSG combined the operations of TestEquity and Hisco. DSG funded the Hisco Transaction with borrowings under its amended and restated credit facility and proceeds raised from the Rights Offering (as defined below) with existing stockholders, both discussed below. Refer to Note 3 – Business Acquisitions for further details about Hisco and the Hisco Transaction.

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

Rights Offering

On May 30, 2023, the Company issued 4,444,444 shares of DSG common stock for approximately $100 million pursuant to a subscription rights offering (the "Rights Offering"). The Rights Offering provided one transferable subscription right for each share of DSG common stock held by holders of DSG common stock on record as of the close of business on May 1, 2023. Each subscription right entitled the holder to purchase 0.0525 shares of DSG common stock at a subscription price of $22.50 per share. The subscription rights were transferable, but were not listed for trading on any stock exchange or market. In addition, holders of subscription rights who fully exercised their subscription rights were entitled to oversubscribe for additional shares of DSG common stock, subject to proration. Refer to Note 11 – Stockholders' Equity for additional information about the Rights Offering.

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

At the closing of the Mergers, each outstanding share of TestEquity and Gexpro Services common stock outstanding immediately prior to the closing of the Mergers was converted into approximately 0.1809 shares and 0.3838 shares, respectively, of DSG common stock, based on the ratio of outstanding shares of each entity immediately prior to the Mergers to the number of shares of DSG common stock acquired in the Mergers.

Completion of the TestEquity Merger

On April 1, 2022 (the "Merger Date"), the TestEquity Merger was consummated pursuant to the TestEquity Merger Agreement. In accordance with the TestEquity Merger Agreement, Merger Sub 1 merged with and into TestEquity, with TestEquity surviving as a wholly-owned subsidiary of DSG.

In accordance with and under the terms of the TestEquity Merger Agreement, in connection with the closing of the TestEquity Merger on the Merger Date, DSG: (i) issued to the TestEquity Equityholder 6,600,000 shares of DSG common stock, (ii) on behalf of TestEquity, paid certain indebtedness of TestEquity and (iii) on behalf of TestEquity, paid certain transaction expenses of TestEquity.

The TestEquity Merger Agreement provided that up to an additional 1,400,000 shares of DSG common stock would be potentially issuable to the TestEquity Equityholder in accordance with, and subject to the terms and conditions of, the earnout provisions of the TestEquity Merger Agreement. On March 20, 2023, DSG issued 1,400,000 shares of DSG common stock to the TestEquity Equityholder (the "TestEquity Holdback Shares") pursuant to the terms of the earnout provisions of the TestEquity Merger Agreement. The TestEquity Holdback Shares issued represented the maximum number of additional shares that could be issued under the TestEquity Merger Agreement, and no further shares are available for issuance, and no additional shares will be issued, in connection with the TestEquity Merger Agreement. Refer to Note 8 – Earnout Liabilities for information about the earnout derivative liability related to the TestEquity Holdback Shares.

Completion of the Gexpro Services Merger

On the Merger Date, the Gexpro Services Merger was consummated pursuant to the Gexpro Services Merger Agreement. In accordance with the Gexpro Services Merger Agreement, Merger Sub 2 merged with and into Gexpro Services, with Gexpro Services surviving as a wholly-owned subsidiary of DSG.

In accordance with and under the terms of the Gexpro Services Merger Agreement, in connection with the closing of the Gexpro Services Merger on the Merger Date, DSG: (i) issued to the Gexpro Services Stockholder 14,000,000 shares of DSG common stock, (ii) on behalf of Gexpro Services, paid certain indebtedness of Gexpro Services and (iii) on behalf of Gexpro Services, paid certain specified transaction expenses of Gexpro Services.

The Gexpro Services Merger Agreement provided that up to an additional 2,000,000 shares of DSG common stock would be potentially issuable to the Gexpro Services Stockholder in accordance with, and subject to the terms and conditions of, the earnout provisions of the Gexpro Services Merger Agreement. On March 20, 2023, DSG issued 2,000,000 shares of DSG common stock to the Gexpro Services Stockholder (the “Gexpro Services Holdback Shares”) pursuant to the terms of the earnout provisions of the Gexpro Services Merger Agreement. The Gexpro Services Holdback Shares issued represented the maximum number of additional shares that could be issued under the Gexpro Services Merger Agreement, and no further shares are available for issuance, and no additional shares will be issued, in connection with the Gexpro Services Merger Agreement.

As of April 1, 2022, approximately 1,076,000 of the Gexpro Services Holdback Shares had been expected to be issued under the first earnout opportunity in the Gexpro Services Merger Agreement based on certain earnout metrics related to the consummation of certain additional acquisitions which were completed prior to the Merger Date. Under the Gexpro Services Merger Agreement, if any Gexpro Services Holdback Shares remained after the calculation of the first earnout opportunity, there was a second earnout opportunity under the Gexpro Services Merger Agreement based on certain earnout performance metrics. On March 20, 2023, all 2,000,000 Gexpro Services Holdback Shares were issued under the earnout opportunities. The incremental 924,000 Gexpro Services Holdback Shares that were issued in excess of the 1,076,000 Gexpro Services Holdback Shares that were originally expected to be issued had been remeasured at fair value immediately prior to and reclassified to equity at December 31, 2022. Refer to Note 8 – Earnout Liabilities for information about the earnout derivative liability related to the Gexpro Services Holdback Shares.

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

Basis of Presentation and Consolidation

The Mergers were accounted for as a reverse merger under the acquisition method of accounting in accordance with the accounting guidance for reverse acquisitions as provided in Accounting Standards Codification ("ASC") 805, Business Combinations ("ASC 805"). Under this guidance, TestEquity and Gexpro Services were treated as a combined entity as the accounting acquirer for financial reporting purposes, and DSG was identified as the accounting acquiree. This determination was primarily made as TestEquity and Gexpro Services were under the common control of an entity that owns a majority of the voting rights of the combined entity, and therefore, only DSG experienced a change in control. Accordingly, the unaudited condensed consolidated financial statements for the nine months ended September 30, 2022 reflect the results of operations of TestEquity and Gexpro Services on a consolidated basis, and the results of operations of DSG's legacy Lawson business are only included subsequent to the April 1, 2022 Merger Date. The combined operations of all three entities are included in the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2023 and the three months ended September 30, 2022. The unaudited condensed consolidated financial statements as of September 30, 2023 and December 31, 2022 reflect the financial position of TestEquity, Gexpro Services and DSG's legacy Lawson business on a consolidated basis.

The Company and its consolidated subsidiaries, except for Gexpro Services, operate on a calendar year-end. Gexpro Services operates on a calendar year-end for annual reporting purposes. However, quarterly financial statements for Gexpro Services are prepared on financial close dates that may differ from that of the Company. For the quarter ended September 30, 2023, there was no difference in the period end. The Company utilizes the exchange rates in effect at Gexpro Services’ reporting date and the appropriate weighted-average rate for its fiscal reporting period.

The accompanying unaudited condensed consolidated financial statements of DSG have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all disclosures required by GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with DSG's audited consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission ("SEC") and the Lawson Products, Inc. unaudited condensed consolidated financial statements and accompanying notes included in DSG’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022. All normal recurring adjustments have been made that are necessary to fairly state the results of operations for the interim periods. Operating results for the three and nine month period ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

Note 3 – Business Acquisitions

Combination with TestEquity and Gexpro Services

On April 1, 2022, the Mergers with TestEquity and Gexpro Services were completed via all-stock merger transactions. Pursuant to the Merger Agreements, DSG issued an aggregate of 20.6 million shares of DSG common stock on April 1, 2022 to the former owners of TestEquity and Gexpro Services. On March 20, 2023, an additional 3.4 million shares of DSG common stock were issued. Refer to Note 1 – Nature of Operations and Basis of Presentation for further information regarding the Mergers.

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

Allocation of Consideration Exchanged

Under the acquisition method of accounting, the estimated consideration exchanged was calculated as follows:

(in thousands, except share data)	April 1, 2022
Number of DSG common shares	18,240,334
DSG common stock closing price per share on March 31, 2022	$19.27
Fair value of shares exchanged	$351,491
Other consideration(1)	1,910
Total consideration exchanged	$353,401
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

Other Acquisitions
DSG and its operating companies acquired other businesses during the first nine months of 2023 and the year ended December 31, 2022. The acquisitions were accounted for under ASC 805, the acquisition method of accounting. For each acquisition, the allocation of consideration exchanged to the assets acquired and liabilities assumed was based on estimated acquisition-date fair values.

Purchase of HIS Company, Inc.

On June 8, 2023, DSG acquired all of the issued and outstanding capital stock of Hisco, a distributor of specialty products serving industrial technology applications, pursuant to the Purchase Agreement dated March 30, 2023. In connection with this transaction, DSG combined the operations of TestEquity and Hisco, further expanding the product and service offerings at TestEquity, as well as all of our operating businesses under DSG.

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

The total purchase consideration exchanged for the Hisco Transaction was $268.5 million, net of cash acquired of $12.2 million, with a potential additional earn-out payment subject to Hisco achieving certain performance targets. Refer to Note 8 – Earnout Liabilities for additional information on the earn-out. DSG will also pay $37.5 million in cash or DSG common stock in retention bonuses to certain Hisco employees that remain employed with Hisco or its affiliates for at least twelve months after the closing of the Hisco Transaction. For the three and nine months ended September 30, 2023, $10.1 million and $12.4 million, respectively, was recorded as compensation expense over the service period for the retention bonuses as a component of Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

DSG funded the Hisco Transaction with borrowings under its 2023 Credit Agreement and proceeds raised from the Rights Offering. Refer to Note 9 – Debt for information about the 2023 Credit Agreement and Note 11 – Stockholders' Equity for details on the Rights Offering.

The Purchase Agreement allowed certain eligible Hisco employees to invest all or a portion of their respective closing payment in DSG common stock at $22.50 per share, up to an aggregate value of DSG common stock issued to such eligible Hisco employees of $25.0 million. During the three and nine months ended September 30, 2023, the Company issued 144,608 shares of DSG common stock to the eligible Hisco employees and received approximately $3.25 million. For the three and nine months ended September 30, 2023, approximately $0.4 million was recorded as compensation expense for the discount between the prevailing market price of the DSG common stock on the date of purchase and the purchase price of $22.50 per share as a component of Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The following table summarizes the allocation of consideration exchanged to the estimated fair values of assets acquired and liabilities assumed, including the allocation to other intangible assets acquired:

	Hisco
(in thousands)	June 8, 2023 Acquisition Date	Measurement Period Adjustments	Adjusted Total
Current assets	$131,950	$(2,565)	$129,385
Property, plant and equipment	48,326	—	48,326
Right of use assets	21,102	1,188	22,290
Other intangible assets:
Customer relationships	41,800	(200)	41,600
Trade names	25,600	—	25,600
Deferred tax liability, net of deferred tax asset	(2,544)	40	(2,504)
Other assets	2,495	—	2,495
Accounts payable	(16,689)	—	(16,689)
Lease liabilities	(22,372)	293	(22,079)
Accrued expenses and other liabilities	(8,961)	—	(8,961)
Goodwill	49,718	(713)	49,005
Total purchase consideration exchanged, net of cash acquired	$270,425	$(1,957)	$268,468
Cash consideration	$252,007	$—	$252,007
Deferred consideration	12,418	3,943	16,361
Contingent consideration	6,000	(5,900)	100
Total purchase consideration exchanged, net of cash acquired	$270,425	$(1,957)	$268,468

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

Following the initial fair value measurement, the Company updated the purchase price allocation for Hisco primarily related to the ongoing review of the opening balance sheet and contractual working capital adjustments and revised certain assumptions used in estimating the fair value of the contingent consideration. The adjustments to these balances resulted in a $0.7 million decrease to goodwill and a $2.0 million decrease to the total purchase consideration, net of cash acquired.
The customer relationships and trade names intangibles assets have estimated useful lives of 12 years and 8 years, respectively. As a result of the Hisco Transaction, the Company recorded tax deductible goodwill of $42.9 million in 2023 that may result in a tax benefit in future periods and is primarily attributable to the benefits we expect to derive from expected synergies including expanded product and service offerings and cross-selling opportunities.

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

(in thousands)	Interworld Highway, LLC	Resolux	Frontier	National Test Equipment	Instrumex
Acquisition date	April 29, 2022	January 3, 2022	March 31, 2022	June 1, 2022	December 1, 2022	Total
Current assets	$15,018	$10,210	$2,881	$2,187	$3,495	$33,791
Property, plant and equipment	313	459	1,189	642	30	2,633
Right of use assets	—	1,125	9,313	—	—	10,438
Other intangible assets:
Customer relationships	6,369	11,400	9,300	2,100	800	29,969
Trade names	4,600	6,100	3,000	—	—	13,700
Other assets	10	86	—	—	14	110
Accounts payable	(8,856)	(3,058)	(778)	(196)	(1,305)	(14,193)
Current portion of long-term debt	—	—	—	(2,073)	—	(2,073)
Accrued expenses and other liabilities	—	(4,747)	(1,462)	(1,171)	(626)	(8,006)
Lease liabilities	—	(1,125)	(9,313)	—	—	(10,438)
Long-term debt	—	—	—	—	(2,105)	(2,105)
Goodwill	37,236	10,305	11,544	5,703	1,989	66,777
Total purchase consideration exchanged, net of cash acquired	$54,690	$30,755	$25,674	$7,192	$2,292	$120,603
Cash consideration	$54,690	$30,755	$25,674	$6,023	$1,818	$118,960
Seller's notes	—	—	—	1,169	—	1,169
Deferred consideration	—	—	—	—	474	474
Total purchase consideration exchanged, net of cash acquired	$54,690	$30,755	$25,674	$7,192	$2,292	$120,603

The consideration for the Frontier acquisition includes a potential earn-out payment of up to $3.0 million based upon the achievement of certain milestones and relative thresholds during the earn out measurement period which ends on December 31, 2024. Refer to Note 8 – Earnout Liabilities for additional information on the earn-out.

Following the initial fair value measurement, the Company updated the purchase price allocation for Instrumex in 2023 related to accrued expenses and other liabilities and long-term debt. The adjustments to these balances resulted in a $0.9 million increase to goodwill and a $1.6 million decrease to the total purchase consideration, net of cash acquired.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Revenue	$438,909	$457,958	$1,347,226	$1,320,226
Net income	$(1,568)	$13,056	$8,175	$12,147

Actual Results of Business Acquisitions

The following table presents actual results attributable to our business combinations that were included in the unaudited condensed consolidated financial statements for the third quarter and first nine months of 2023 and 2022. The results of DSG's legacy Lawson business are included only subsequent to the April 1, 2022 Merger Date, and the results for other acquisitions are only included subsequent to their respective acquisition dates provided above.

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
(in thousands)	Lawson	Other Acquisitions	Total	Lawson	Other Acquisitions	Total
Revenue	$—	$104,796	$104,796	$126,693	$71,216	$197,909
Net Income	$—	$(7,388)	$(7,388)	$8,282	$4,363	$12,645

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
(in thousands)	Lawson	Other Acquisitions	Total	Lawson	Other Acquisitions	Total
Revenue	$—	$132,797	$132,797	$250,364	$146,742	$397,106
Net Income	$—	$(8,253)	$(8,253)	$12,883	$12,651	$25,534

The Company incurred transaction and integration costs (credits) related to the Mergers and other completed and contemplated acquisitions of $(0.1) million and $9.1 million for the three and nine months ended September 30, 2023, respectively, and $2.4 million and $10.8 million for the three and nine months ended September 30, 2022, respectively, which are included in Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Disaggregated consolidated revenue by geographic area (based on the location to which the product is shipped to):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
United States	$344,920	$284,771	$936,289	$668,504
Canada	35,727	36,879	108,380	82,931
Europe	20,805	13,391	55,261	35,377
Pacific Rim	2,477	2,549	5,468	7,711
Latin America	31,971	8,501	52,839	24,853
Other	3,009	1,060	6,926	3,196
Total revenue	$438,909	$347,151	$1,165,163	$822,572

Rental Revenue

TestEquity rents new and used electronic test and measurement equipment to customers in multiple industries. These leases are classified as operating leases under ASC 842. Rental equipment is included in Rental equipment, net in the Unaudited Condensed Consolidated Balance Sheet, and rental revenue is included in Revenue in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The unearned rental revenue related to customer prepayments on equipment leases was nominal at September 30, 2023 and December 31, 2022.

Lawson leases parts washer machines to customers through its Torrents leasing program. These leases are classified as operating leases under ASC 842. The leased machines are included in Rental equipment, net, in the Unaudited Condensed Consolidated Balance Sheet, and the leasing revenue is recognized on a straight-line basis and is included in Revenue in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The unearned rental revenue related to customer prepayments on equipment leases was nominal at September 30, 2023 and December 31, 2022.

Rental revenue from operating leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Revenue from operating leases	$4,323	$5,542	$12,831	$13,879

Note 5 – Supplemental Financial Statement Information

Restricted Cash

The Company has agreed to maintain restricted cash of $20.7 million under agreements with outside parties. An escrow account of $12.5 million was established in conjunction with the Hisco Transaction, to be released upon Hisco meeting certain working capital and other post-closing requirements as of the one year post-acquisition date. The Company is restricted from withdrawing this balance without the prior consent of the sellers. The remaining balance of $8.2 million of restricted cash represents collateral for certain borrowings under the 2023 Credit Agreement, and the Company is restricted from withdrawing this balance without the prior consent of the respective lenders.

Inventories, net

Inventories, net, consisting of purchased products and manufactured electronic equipment offered for resale, were as follows:

(in thousands)	September 30, 2023	December 31, 2022
Inventories, gross	$329,221	$275,072
Reserve for obsolete and excess inventory	(15,884)	(10,698)
Inventories, net	$313,337	$264,374

Property, Plant and Equipment, net

Components of property, plant and equipment were as follows:

(in thousands)	September 30, 2023	December 31, 2022
Land	$16,753	$9,578
Buildings and improvements	50,009	27,199
Machinery and equipment	48,235	26,948
Capitalized software	9,140	7,889
Furniture and fixtures	10,707	6,346
Vehicles	1,703	1,713
Construction in progress(1)	3,804	3,140
Total	140,351	82,813
Accumulated depreciation and amortization	(28,402)	(18,418)
Property, plant and equipment, net	$111,949	$64,395
(1)Construction in progress primarily related to upgrades to certain of the Company's information technology systems that we expect to place in service in the next 12 months.

Depreciation expense for property, plant and equipment was $3.5 million and $1.1 million for the third quarter of 2023 and 2022, respectively, and $9.5 million and $4.0 million for the first nine months of 2023 and 2022, respectively. Amortization expense for capitalized software was $0.5 million and $0.0 million for the third quarter of 2023 and 2022, respectively, and $2.0 million and $1.0 million for the first nine months of 2023 and 2022, respectively.

Rental Equipment, net

Rental equipment, net consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Rental equipment	$63,310	$63,184
Accumulated depreciation	(36,990)	(36,045)
Rental equipment, net	$26,320	$27,139

Depreciation expense included in cost of sales for rental equipment was $1.7 million and $2.3 million for the third quarter of 2023 and 2022, respectively and $5.9 million and $5.4 million for the first nine months of 2023 and 2022, respectively. Refer to Note 4 – Revenue Recognition for a discussion on the Company's activities as lessor.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Accrued compensation	$27,532	$24,094
Deferred acquisition payments and accrued earnout liabilities	16,461	1,383
Accrued severance and acquisition related retention bonus	12,648	927
Accrued and withheld taxes, other than income taxes	8,758	4,885
Accrued stock-based compensation	5,055	3,340
Accrued customer rebates	4,710	5,053
Accrued interest	3,592	1,775
Accrued health benefits	1,743	1,306
Deferred revenue	1,136	2,313
Accrued income taxes	734	731
Other	14,822	16,870
Total accrued expenses and other current liabilities	$97,191	$62,677

Other Liabilities

Other liabilities consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Security bonus plan	$9,109	$9,651
Deferred compensation	10,854	9,962
Other	4,658	4,036
Total other liabilities	$24,621	$23,649
Note 6 – Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by segment were as follows:

(in thousands)	Lawson	TestEquity	Gexpro Services	All Other	Total
Balance at December 31, 2022	$155,773	$114,104	$55,421	$22,750	$348,048
Acquisitions(1)	—	49,941	—	—	49,941
Impact of foreign exchange rates	(11)	—	(174)	(42)	(227)
Balance at September 30, 2023	$155,762	$164,045	$55,247	$22,708	$397,762
(1)Refer to Note 3 – Business Acquisitions for information related to measurement period adjustments.

Intangible Assets

The gross carrying amount and accumulated amortization for definite-lived intangible assets were as follows:

	September 30, 2023			December 31, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$117,780	$(26,498)	$91,282	$92,286	$(17,401)	$74,885
Customer relationships	234,346	(64,276)	170,070	192,934	(44,481)	148,453
Other (1)	7,974	(4,007)	3,967	7,961	(3,305)	4,656
Total	$360,100	$(94,781)	$265,319	$293,181	$(65,187)	$227,994
(1)    Other primarily consists of non-compete agreements.

Amortization expense for definite-lived intangible assets was $11.3 million and $29.9 million for the three and nine months ended September 30, 2023, respectively, and $5.6 million and $20.9 million for the three and nine months ended September 30, 2022, respectively. Amortization expense related to intangible assets was recorded in Selling, general and administrative expenses.

The estimated aggregate amortization expense for the remaining year 2023 and each of the next five years are as follows:

(in thousands)	Amortization
Remaining 2023	$8,952
2024	42,856
2025	39,191
2026	36,217
2027	31,409
2028	27,537
Thereafter	79,157
Total	$265,319

Note 7 – Leases

Activities as Lessee

The Company leases property used for warehousing, distribution centers, office space, branch locations, equipment and vehicles. The expenses generated by leasing activity for the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Lease Type	Classification	2023	2022	2023	2022
Operating Lease Expense (1)	Operating expenses	$5,850	$4,519	$14,980	$10,581
Financing Lease Amortization	Operating expenses	133	207	393	471
Financing Lease Interest	Interest expense	23	37	65	68
Financing Lease Expense		156	244	458	539
Net Lease Cost		$6,006	$4,763	$15,438	$11,120
(1)     Includes short term lease expense, which is immaterial.

The value of net assets and liabilities related to our operating and finance leases as of September 30, 2023 and December 31, 2022 was as follows (in thousands):

Lease Type	September 30, 2023	December 31, 2022
Total ROU operating lease assets (1)	$79,791	$46,755
Total ROU financing lease assets (2)	1,514	1,519
Total lease assets	$81,305	$48,274

Total current operating lease liabilities	$12,711	$9,480
Total current financing lease liabilities	530	484
Total current lease liabilities	$13,241	$9,964

Total long term operating lease liabilities	$69,558	$38,898
Total long term financing lease liabilities	795	930
Total long term lease liabilities	$70,353	$39,828
(1)Operating lease assets are recorded net of accumulated amortization of $23.2 million as of September 30, 2023 and $14.8 million as of December 31, 2022.
(2)Financing lease assets are recorded net of accumulated amortization as a component of Other assets in the Unaudited Condensed Consolidated Balance Sheet of $1.3 million as of September 30, 2023 and $0.9 million as of December 31, 2022.

The value of lease liabilities related to our operating and finance leases as of September 30, 2023 was as follows (in thousands):

Maturity Date of Lease Liabilities	Operating Leases	Financing Leases	Total
Remaining 2023	$5,030	$165	$5,195
2024	18,477	558	19,035
2025	18,179	364	18,543
2026	14,406	282	14,688
2027	12,326	95	12,421
Thereafter	40,120	5	40,125
Total lease payments	108,538	1,469	110,007
Less: Interest	(26,269)	(144)	(26,413)
Present value of lease liabilities	$82,269	$1,325	$83,594

The weighted average lease terms and interest rates of leases held as of September 30, 2023 were as follows:

Lease Type	Weighted Average Term in Years	Weighted Average Interest Rate
Operating Leases	6.8	7.8%
Financing Leases	2.8	6.9%

The cash outflows of leasing activity for the nine months ended September 30, 2023 and 2022 were as follows (in thousands):

		Nine Months Ended September 30,
Cash Flow Source	Classification	2023	2022
Operating cash flows from operating leases	Operating activities	$(9,083)	$(3,330)
Operating cash flows from financing leases	Operating activities	(186)	37
Financing cash flows from financing leases	Financing activities	(358)	(457)

Refer to Note 4 – Revenue Recognition for a discussion on the Company's activities as lessor.

Note 8 – Earnout Liabilities

Combination with TestEquity and Gexpro Services

On the Merger Date, the Company recorded an earnout derivative liability for the two earnout provisions within the Merger Agreements. The Company estimated the initial fair value of the earnout derivative liability based on an aggregate of 2,324,000 additional shares available to be issued under the two earnout provisions of the Merger Agreements. The aggregate of 2,324,000 shares was comprised of 1,400,000 shares of DSG common stock that were contingently issuable to (or forfeitable by) the TestEquity Equityholder and 924,000 shares of DSG common stock that were contingently issuable to (or forfeitable by) the Gexpro Services Stockholder, in each case as of the Merger Date. The additional 1,076,000 shares that were potentially issuable as of the Merger Date under the earnouts were not recorded as an earnout derivative liability as the acquisition contingency for these shares was determined to have been met at the Merger Date.

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

The estimated aggregate fair value of the earnout derivative liability recorded on the April 1, 2022 Merger Date was $43.9 million, with an offsetting entry to additional paid-in capital. As of April 29, 2022 and December 31, 2022, 1,400,000 and 924,000 of the 2,324,000 shares, respectively, were reclassified to equity, as the contingencies had been determined to have been met. There was no remaining earnout derivative liability at December 31, 2022. Immediately prior to the reclassifications, the respective shares were remeasured to fair value. For the year ended December 31, 2022, the Company recorded income of $0.3 million as a component of Change in fair value of earnout liabilities in the Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) due to changes in the fair value of the earnout derivative liability.

On March 20, 2023, all of the 3.4 million shares of DSG common stock available to be issued under the earnout provisions within the Merger Agreements were issued in accordance with the two earnout provisions within the Merger Agreements.

As the remaining additional shares had been reclassified to equity as of December 31, 2022, there was no change in fair value for the first nine months of 2023. For the three and nine months ended September 30, 2022, the Company recorded income of $10.3 million and $4.6 million, respectively, as a component of Change in fair value of earnout liabilities in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) due to changes in the fair value of the earn-out derivative liability.

Hisco Acquisition

The Hisco Transaction includes a potential earn-out payment of up to $12.6 million, subject to Hisco achieving certain performance targets. The earn-out payment is calculated based on the gross profit of Hisco and its affiliates for the twelve months ending October 31, 2023, subject to certain adjustments and exclusions set forth in the Purchase Agreement. The fair value of the contingent consideration arrangement was classified as a Level 3 instrument and was determined using a probability-based scenario analysis approach. As of June 8, 2023 (the Hisco Transaction date) and September 30, 2023, the fair value of the earn-out was $6.0 million and $0.1 million, respectively, with amounts recorded in Accrued expenses and other current liabilities in the Unaudited Condensed Consolidated Balance Sheet.

Prior to the Hisco Transaction by DSG, Hisco had a preexisting contingent consideration arrangement from an acquisition Hisco made during 2022. DSG assumed this liability with a potential earn-out payment of up to $3.8 million, subject to the achievement of certain EBITDA performance targets for the twelve months ending December 27, 2023, subject to certain adjustments and exclusions set forth in the Purchase Agreement. The fair value of the contingent consideration arrangement was classified as a Level 3 instrument and was determined using a probability-based scenario analysis approach. As of June 8, 2023 (the Hisco acquisition date) and September 30, 2023, the fair value of the earn-out was $1.5 million and $1.5 million, respectively, with amounts recorded in Accrued expenses and other current liabilities in the Unaudited Condensed Consolidated Balance Sheet. There was no change in the fair value of the earn-out liability for the nine months ended September 30, 2023.

Frontier Acquisition

The consideration for the Frontier acquisition includes a potential earn-out payment of up to $3.0 million based upon the achievement of certain milestones and relative thresholds during the earn out measurement period which ends on December 31, 2024, with payments made annually beginning in 2023 and ending in 2025. During the first quarter of 2023, a $1.0 million earn-out payment was made based on the achievement of certain milestones in 2022. The fair value of the contingent consideration arrangement was classified as a Level 3 instrument and was determined using a probability-based scenario analysis approach. As of March 31, 2022 (the Frontier acquisition date), December 31, 2022 and September 30, 2023, the fair value of the earn-out was $0.9 million, $1.7 million and $0.0 million, respectively, with amounts recorded in Accrued expenses and other current liabilities and Other liabilities in the Unaudited Condensed Consolidated Balance Sheet. The Company recorded income of $0.7 million for changes in the fair value of the earn-out liability for the nine months ended September 30, 2023 as a component of Change in fair value of earnout liabilities in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Note 9 – Debt

The Company's outstanding long-term debt was comprised of the following:

(in thousands)	September 30, 2023	December 31, 2022
Senior secured revolving credit facility	$—	$122,000
Senior secured term loan	234,375	243,750
Senior secured delayed draw term loan	48,125	50,000
Incremental term loan	305,000	—
Other revolving line of credit	2,085	1,352
Total debt	589,585	417,102
Less current portion of long-term debt	(32,335)	(16,352)
Less deferred financing costs	(6,724)	(4,925)
Total long-term debt	$550,526	$395,825

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

Net of outstanding letters of credit, there was $198.3 million of borrowing availability under the revolving credit facility as of September 30, 2023. The weighted average interest rate from January 1, 2023 through September 30, 2023 was 7.4%.

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

On April 1, 2022, deferred financing costs of $4.0 million were incurred in connection with the original Amended and Restated Credit Agreement, and on June 8, 2023, deferred financing costs of $3.4 million were incurred in connection with the First Amendment. Deferred financing costs are amortized over the life of the debt instrument and reported as interest expense. As of September 30, 2023, total deferred financing costs net of accumulated amortization were $9.2 million of which $6.7 million are included in Long-term debt, less current portion, net (related to the senior secured term loan, senior secured delayed draw term loan and incremental term loan) and $2.5 million are included in Other assets (related to the senior secured revolving credit facility) in the Unaudited Condensed Consolidated Balance Sheet.

The 2023 Credit Agreement contains various covenants, including financial maintenance covenants requiring the Company to maintain compliance with a consolidated minimum interest coverage ratio and a maximum total net leverage ratio, each determined in accordance with the terms of the 2023 Credit Agreement. The Company was in compliance with all financial covenants set forth in the 2023 Credit Agreement as of September 30, 2023.

Note 10 – Stock-Based Compensation

The Company recorded stock-based compensation expense of $1.0 million and $5.4 million for the three and nine months ended September 30, 2023, respectively, and a benefit of $3.6 million and expense of $0.4 million for the three and nine months ended September 30, 2022, respectively. A portion of the Company's stock-based awards are liability-classified. Accordingly, changes in the market value of DSG common stock may result in stock-based compensation expense or benefit in certain periods. A stock-based compensation liability of $5.1 million as of September 30, 2023 and $3.3 million as of December 31, 2022 was included in Accrued expenses and other current liabilities in the Unaudited Condensed Consolidated Balance Sheet.

Impact of Stock Split

The equity compensation plans contain anti-dilution provisions whereby in the event of any change in the capitalization of the Company (including in the event of a stock split), the number and type of awards underlying outstanding stock-based compensation awards must be adjusted, as appropriate, in order to prevent dilution or enhancement of rights. The impact of these provisions resulted in a modification of all outstanding stock-based compensation awards upon the Stock Split. As the fair value of the awards immediately after the Stock Split did not change when compared to the fair value of such awards immediately prior to the Stock Split, no incremental compensation costs were recognized as a result of such modifications. In addition, there was no change to the vesting conditions or classification of each of the outstanding stock-based compensation awards.

Restricted Stock Awards

For the nine months ended September 30, 2023, the Company issued approximately 53,000 Restricted stock awards ("RSAs") that vest over five years from the grant date with a grant date fair value of $1.2 million. Upon vesting, the vested RSAs are exchanged for an equal number of shares of DSG common stock. The participants have no voting or dividend rights with the RSAs. The RSAs are valued at the closing price of shares of DSG common stock on the date of grant and the expense is recorded ratably over the vesting period.

Stock Options

For the nine months ended September 30, 2023, the Company issued approximately 1,354,000 stock options to key employees that vest over five years from the grant date. The fair value was determined using a Black-Scholes valuation model with a grant date fair value of $9.6 million. Each stock option can be exchanged for one share of DSG common stock at the stated exercise price. Upon vesting, stock options are recognized as a component of equity. Unrecognized compensation related to stock options as of September 30, 2023 was $10.0 million, which is expected to be recognized over a weighted-average period of 2.3 years.

Activity related to the Company’s stock options during 2023 was as follows:

	Number of Stock Options	Weighted Average Exercise Price
Outstanding on December 31, 2022	576,000	$38.80
Granted	1,353,706	37.05
Outstanding on September 30, 2023	1,929,706	37.50

Exercisable on September 30, 2023	180,800	29.74

The weighted average fair value assumptions used in the Black-Scholes model for the stock options issued during 2023 were as follows:

Expected volatility	45.2% to 45.5%
Risk-free rate of return	3.6% to 4.5%
Expected term (in years)	6.2 years to 6.5 years
Expected annual dividend	$0

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

Note 11 – Stockholders' Equity

Stock Split

On August 15, 2023, DSG announced that its Board of Directors approved and declared the Stock Split which entitled each stockholder of record as of the close of business on August 25, 2023 to receive one additional share of DSG common stock for each share of DSG common stock then-held. The additional shares were distributed after the close of trading on August 31, 2023, and shares of DSG common stock began trading at the split-adjusted basis on September 1, 2023. Accordingly, all share and per share amounts presented herein have been retroactively adjusted to reflect the impact of the Stock Split. Stockholders’ equity has been retroactively adjusted, where applicable, to give effect to the Stock Split for all periods presented by reclassifying the par value of the additional shares issued in connection with the Stock Split to Common stock from Capital in excess of par value.

Rights Offering

On May 9, 2023, the Company commenced a Rights Offering to raise gross proceeds of up to approximately $100 million. The Rights Offering provided one transferable subscription right for each share of DSG common stock held by holders of DSG common stock on record as of the close of business on May 1, 2023. Each subscription right entitled the holder to purchase 0.0525 shares of DSG common stock at a subscription price of $22.50 per share. The subscription rights were transferable, but were not listed for trading on any stock exchange or market. In addition, holders of subscription rights who fully exercised their subscription rights were entitled to oversubscribe for additional shares of DSG common stock, subject to proration.

The Rights Offering closed on May 30, 2023 and was fully subscribed (taking into account the exercise of over-subscription rights) and raised approximately $100 million and resulted in the issuance of 4,444,444 shares of DSG common stock, at a purchase price of $22.50 per share. The Company incurred transaction costs related to the issuance of DSG common stock for the Rights Offering of $1.5 million, which were recorded against Capital in excess of par value in the Unaudited Condensed Consolidated Balance Sheet.

DSG used the proceeds from the Rights Offering, in combination with borrowings under the 2023 Credit Agreement, to fund the Hisco Transaction.

Stock Repurchase Program

Under an existing stock repurchase program authorized by the Board of Directors, the Company may repurchase its common stock from time to time in open market transactions, privately negotiated transactions or by other methods. No shares were repurchased during the three and nine months ended September 30, 2023 under the Company's stock repurchase plan. During the third quarter of 2022, the Company repurchased 108,178 shares of Company common stock under the repurchase plan at an average cost of $17.93 per share for a total cost of $1.9 million. The remaining availability for stock repurchases under the program was $7.6 million at September 30, 2023.

Note 12 – Earnings Per Share

As a result of the Stock Split and Mergers discussed in Note 1 – Nature of Operations and Basis of Presentation, all historical per share data, number of shares and numbers of equity awards were retroactively adjusted. The following table provides the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2023	2022	2023	2022

Basic income per share:
Net income (loss)	$(1,568)	$16,541	$7,363	$9,289
Basic weighted average shares outstanding	46,737,443	38,879,992	44,216,541	34,287,628
Basic income (loss) per share of common stock	$(0.03)	$0.43	$0.17	$0.27

Diluted income per share:
Net income (loss)	$(1,568)	$16,541	$7,363	$9,289
Basic weighted average shares outstanding	46,737,443	38,879,992	44,216,541	34,287,628
Effect of dilutive securities	—	426,716	380,878	626,506
Diluted weighted average shares outstanding	46,737,443	39,306,708	44,597,419	34,914,134
Diluted income (loss) per share of common stock	$(0.03)	$0.42	$0.17	$0.27
Anti-dilutive securities excluded from the calculation of diluted income per share	448,910	493,914	—	496,000

Note 13 – Income Taxes

The Company recorded income tax expense of $1.0 million, a (171.3)% effective tax rate for the three months ended September 30, 2023. Income tax expense of $8.5 million, a 33.9% effective tax rate was recorded for the three months ended September 30, 2022. The effective tax rate for the three months ended September 30, 2023 was higher than the U.S. statutory rate primarily due to adjustments to uncertain tax positions, a book loss for the current quarter, and other permanent items. The effective tax rate for the three months ended September 30, 2022 was higher than the U.S. statutory rate primarily due to state taxes, transaction costs, and other permanent items.

The Company recorded income tax expense of $3.6 million, a 33.1% effective tax rate for the nine months ended September 30, 2023. Income tax expense of $3.9 million, a 29.6% effective tax rate was recorded for the nine months ended September 30, 2022. The effective tax rate for the nine months ended September 30, 2023 was higher than the U.S. statutory rate primarily due to state taxes, foreign operations, and other permanent items, offset by the release of a reserve for an uncertain tax benefit. The effective tax rate for the nine months ended September 30, 2022 was higher than the U.S. statutory rate primarily due to state taxes, transaction costs, and other permanent items.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of multiple state and foreign jurisdictions. As of September 30, 2023, the Company is subject to U.S. federal income tax examinations for the years 2019 through 2021 and income tax examinations from various other jurisdictions for the years 2016 through 2022.

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

The Delaware Chancery Court held a hearing on September 13, 2023, to hear arguments on the defendants’ motions to dismiss. At the conclusion of the hearing, in rulings issued on September 13, 2023, and September 19, 2023, the entire complaint was dismissed with prejudice for failure to state a claim. On October 16, 2023, the plaintiffs filed a notice of appeal from the dismissal of their claims with respect to all defendants other than the members of the Special Committee (Messrs. Hillman, Albert and Edelson) and Mr. Moon. The Delaware Supreme Court has not set a date for the hearing on the plaintiffs’ appeal of the ruling.

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

Cyber Incident Litigation

On February 10, 2022, DSG disclosed that its computer network was the subject of a cyber incident potentially involving unauthorized access to certain confidential information (the “Cyber Incident”). On April 4, 2023, a putative class action lawsuit (the “Cyber Incident Suit”) was filed against DSG entitled Lardone Davis, on behalf of himself and all others similarly situated,

v. Lawson Products, Inc., Case No. 1:23-cv-02118, in the United States District Court for the Northern District of Illinois, Eastern Division. The plaintiff in this case, who purports to represent the class of individuals harmed by alleged actions and/or omissions by DSG in connection with the Cyber Incident, asserts a variety of common law and statutory claims seeking monetary damages, injunctive relief and other related relief related to the potential unauthorized access by third parties to personal identifiable information and protected health information.

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

A remediation plan was approved by ADEM in 2018. The plan consists of chemical injections throughout the affected area, as well as subsequent monitoring of the area. The injection process was completed in the first quarter of 2019 and the environmental consulting firm is monitoring the affected area. At September 30, 2023 the Company had approximately $0.1 million accrued for potential monitoring costs included in Accrued expenses and other current liabilities in the Unaudited Condensed Consolidated Balance Sheet. The costs for future monitoring are not significant and have been fully accrued. The Company does not expect to capitalize any amounts related to the remediation plan.

Purchase commitments

The Company enters into inventory purchase commitments with third parties in the ordinary course of business, and as of September 30, 2023, had contractual commitments to purchase approximately $200 million of products from our suppliers and contractors, which is expected to be paid in the next twelve months.

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

Consulting Services

Subsequent to the Mergers, individuals employed by LKCM Headwater Operations, LLC, a related party of LKCM, have provided the Company with certain consulting services in order to identify cost savings, revenue enhancements and operational synergies of the combined companies. For the nine months ended September 30, 2023, expense of $0.4 million was recorded within Selling, general and administrative expenses within the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income (Loss), reflecting expenses accrued for these consulting services.

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

Immediately prior to the Mergers, entities affiliated with LKCM and Mr. King beneficially owned approximately 48% of the then-outstanding shares of DSG common stock. As a result of the issuance of 20.6 million shares at the closing of the Mergers and the issuance of the additional 3.4 million shares in accordance with the earnout provisions of the TestEquity Merger Agreement and the Gexpro Services Merger Agreement on March 20, 2023, entities affiliated with LKCM and Mr. King beneficially owned in the aggregate approximately 32.6 million shares of DSG common stock representing approximately 77.4% of the outstanding shares of DSG common stock as of March 31, 2023.

Rights Offering

Certain entities affiliated with LKCM and J. Bryan King exercised their basic subscription rights and over-subscription rights in the Rights Offering and purchased approximately 3.6 million additional shares of DSG common stock at a purchase price of $22.50 per share. Following the completion of the Rights Offering on May 30, 2023, entities affiliated with LKCM and Mr. King beneficially owned in the aggregate approximately 36.4 million shares of DSG common stock as of June 1, 2023, representing approximately 77.6% of the outstanding shares of DSG common stock as of September 30, 2023.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Revenue
Lawson(1)	$114,477	$109,418	$358,903	$216,752
TestEquity	207,657	116,709	451,082	286,984
Gexpro Services	103,232	103,749	312,523	285,224
All Other(2)	13,543	17,275	42,655	33,612
Total revenue	$438,909	$347,151	$1,165,163	$822,572

Operating income (loss)
Lawson(1)	$10,643	$5,352	$27,358	$2,792
TestEquity	(5,027)	7,576	(8,183)	7,443
Gexpro Services	7,332	7,992	23,484	16,972
All Other(2)	(165)	1,107	621	1,921
Total operating income (loss)	$12,783	$22,027	$43,280	$29,128
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

Recent Events

HIS Company, Inc. Acquisition

On June 8, 2023, DSG acquired all of the issued and outstanding capital stock of Hisco, a distributor of specialty products serving industrial technology applications, pursuant to the Purchase Agreement dated March 30, 2023. The total purchase consideration exchanged for the Hisco Transaction was $268.5 million, net of cash acquired of $12.2 million, with a potential additional earn-out payment subject to Hisco achieving certain performance targets. DSG will also pay $37.5 million in cash or DSG common stock in retention bonuses to certain Hisco employees that remain employed with Hisco or its affiliates for at least twelve months after the closing of the Hisco Transaction.

In connection with the Hisco Transaction, DSG combined the operations of TestEquity and Hisco, creating one of the largest suppliers serving the electronics design, production, and repair industries. Accordingly, Hisco results are included in the TestEquity reportable segment after the date of acquisition.

DSG funded the Hisco Transaction with borrowings under its 2023 Credit Agreement and proceeds raised from the Rights Offering, both discussed below. Refer to Note 3 – Business Acquisitions for further details about the Hisco Transaction.

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

DSG Vision and Strategic Focus

The complementary distribution operations of Lawson, TestEquity and Gexpro Services were combined in 2022 for the purpose of creating a global specialty distribution company enabling each of Lawson, TestEquity and Gexpro Services to maintain their respective high-touch, value-added service delivery models and customer relationships in their specialty distribution businesses under the leadership of their separate business unit management teams. The DSG leadership team provides oversight to these separate leadership teams. This structure helps the combined company to leverage best practices, back-office resources and technologies across the three operating companies to help drive cost synergies and efficiencies. The combined company has the ability to utilize its combined financial resources to accelerate a strategy of expansion through both business acquisitions and organic growth.

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

Sales Drivers

DSG believes that the Purchasing Managers Index ("PMI") published by the Institute for Supply Management is an indicative measure of the relative strength of the economic environment of the industry in which it operates. The PMI is a composite index of economic activity in the U.S. manufacturing sector. A measure of the PMI index above 50 is generally viewed as indicating an expansion of the manufacturing sector while a measure below 50 is generally viewed as representing a contraction. The average monthly PMI was 47.2 in the nine months ended September 30, 2023 compared to 54.9 in the nine months ended September 30, 2022.

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

Specifically in respect of its electronic production supplies business, the current semi-conductor chip shortage is negatively impacting TestEquity’s business as such chips are key elements to the electronic production process. TestEquity anticipates that recovery of this important part of its customers’ supply chain will occur in the first half of 2024.

Through the Hisco Transaction, TestEquity expanded its product offerings, including adhesives, chemicals and tapes as well as specialty materials such as electrostatic discharge, thermal management materials and static shielding bags. Hisco operates in 38 locations across North America, including its Precision Converting facilities that provide value-added fabrication and its Adhesive Materials Group that provides an array of custom repackaging solutions. Hisco also offers vendor-managed inventory and RFID programs with specialized warehousing for chemical management, logistics services and cold storage.

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

Because of the nature of the information that may have been compromised, DSG was required to notify the parties whose information was potentially compromised of the incident as well as various governmental agencies and has taken other actions, such as offering credit monitoring services. At September 30, 2023, DSG had not incurred material costs as a result of the Cyber Incident and, at this time, is unable to estimate the total cost of any remediation that may be required. On April 4, 2023, a putative class action lawsuit (the “Cyber Incident Suit”) was filed against DSG. For more information about the Cyber Incident Suit, refer to Note 14 – Commitments and Contingencies within Item 1. Financial Statements.

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

At September 30, 2023, our inventory reserve was $15.9 million, equal to approximately 4.8% of our gross inventory. A hypothetical change of one hundred basis points to our reserve as a percentage of total inventory would have affected our cost of goods sold by $3.2 million.

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
•contingent consideration, including estimating the likelihood and timing of achieving the relevant thresholds; and
•goodwill as measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed.

Our assumptions and estimates are based upon comparable market data and information obtained from our management and the management of the acquired companies. We allocate goodwill to the reporting units of the business that are expected to benefit from the business combination.

Factors Affecting Comparability to Prior Periods

Our results of operations for the nine months ended September 30, 2023 are not directly comparable to prior results for the nine months ended September 30, 2022 due to the Mergers that were completed on April 1, 2022. The Mergers were accounted for as a reverse merger under the acquisition method of accounting in accordance with the accounting guidance for reverse acquisitions as provided in Accounting Standards Codification 805, Business Combinations ("ASC 805"). Under this guidance, TestEquity and Gexpro Services were treated as a combined entity as the accounting acquirer for financial reporting purposes, and DSG was identified as the accounting acquiree. This determination was primarily made as TestEquity and Gexpro Services were under the common control of an entity that owned a majority of the voting rights of the combined entity, and therefore, only DSG experienced a change in control. Accordingly, the unaudited condensed consolidated financial statements for the nine months ended September 30, 2022 reflect the results of operations of TestEquity and Gexpro Services on a consolidated basis, and the results of operations of DSG's legacy Lawson business are only included subsequent to the April 1, 2022 Merger Date. The combined operations of all three entities are included in the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2023 and the three months ended September 30, 2022.

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

Non-GAAP Adjusted EBITDA

Management believes Adjusted EBITDA is an important measure of the Company's operating performance. We define Adjusted EBITDA as operating income plus depreciation and amortization, stock-based compensation, severance and acquisition related retention costs, costs related to the execution and integration of the Mergers and other acquisitions, inventory net realizable value adjustments, amortization of fair value step-up resulting from the Mergers and other acquisitions, and other non-recurring items. The following table provides our calculation of Adjusted EBITDA for the three and nine months ended September 30, 2023 and 2022:

Reconciliation of Operating Income to Non-GAAP Adjusted EBITDA (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022(7)	2023	2022(7)
Operating income (loss)	$12,783	$22,027	$43,280	$29,128
Depreciation and amortization	17,010	8,979	47,316	31,314
Stock-based compensation(1)	1,049	(3,568)	5,441	445
Severance and acquisition related retention expenses(2)	10,478	944	13,266	2,353
Merger and acquisition related costs(3)	(94)	2,402	9,063	10,809
Inventory net realizable value adjustment(4)	—	1,737	—	1,737
Inventory step-up(5)	2,150	1,082	2,866	2,867
Other non-recurring(6)	327	1,097	1,924	1,202
Adjusted EBITDA	$43,703	$34,700	$123,156	$79,855
(1)    Expense (benefit) primarily for stock-based compensation, of which a portion varies with the Company’s stock price.
(2)    Includes severance expense from actions taken in 2023 and 2022 not related to a formal restructuring plan and acquisition related retention expenses for the Hisco Transaction.
(3)    Transaction and integration costs related to the Mergers and other acquisitions.
(4)    Inventory net realizable value adjustment recorded to reduce inventory related to discontinued products where the anticipated net realizable value was lower than the cost reflected in our records.
(5)    Inventory fair value step-up adjustment for Lawson resulting from the reverse merger acquisition accounting and acquisition accounting for additional acquisitions completed by Gexpro Services or TestEquity.
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

Management uses operating income and Adjusted EBITDA to evaluate the performance of its reportable segments. See Note 16 – Segment Information within Item 1. Financial Statements for additional information about our reportable segments. The following table provides Adjusted EBITDA by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Adjusted EBITDA
Lawson(1)	$16,721	$9,670	$51,241	$19,077
TestEquity	14,298	10,122	31,450	24,260
Gexpro Services	11,552	12,485	36,368	32,409
All Other(2)	1,132	2,423	4,097	4,109
Consolidated Adjusted EBITDA	$43,703	$34,700	$123,156	$79,855
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

Lawson Non-GAAP Adjusted Results - Calculation of Supplemental Information (Unaudited)

(in thousands)	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
Lawson Operating Income	GAAP Results(1)	Pre-Merger Results	Adjusted Results(2)	GAAP Results(1)	Pre-Merger Results(3)	Adjusted Results(2)

Revenue	$358,903	$—	$358,903	$216,752	$104,902	$321,654
Cost of goods sold	155,533	—	155,533	103,733	49,371	153,104
Gross profit	203,370	—	203,370	113,019	55,531	168,550
Selling, general and administrative expenses	176,012	—	176,012	110,227	44,435	154,662
Operating income (loss)	$27,358	$—	$27,358	$2,792	$11,096	$13,888

Lawson Adjusted EBITDA(4)	$51,241	$—	$51,241	$19,077	$8,042	$27,119
(1)Operating income prepared in accordance with GAAP, which includes Lawson’s results of operations subsequent, but not prior, to the April 1, 2022 Merger Date. See Note 1 – Nature of Operations and Basis of Presentation and Note 3 – Business Acquisitions within Item 1. Financial Statements.
(2)Lawson's results of operations adjusted for comparability on a period-over-period basis. These non-GAAP results represent Lawson’s total operating activities for the nine months ended September 30, 2023 and 2022, regardless of the Merger date (that is, they reflect both pre- and post-Merger results of Lawson).
(3)Lawson's results of operations for the three months ended March 31, 2022, which occurred prior to the April 1, 2022 Merger Date, were not included in the Company's GAAP operating results under reverse merger acquisition accounting.

(4)Refer to the Non-GAAP Adjusted EBITDA section above for a reconciliation of Adjusted EBITDA to operating income.

Composition of Results of Operations

The following results of operations for the three and nine months ended September 30, 2023 and the three months ended September 30, 2022 include the combined operations of DSG. The following results of operations for the nine months ended September 30, 2022 include the accounts of the TestEquity and Gexpro Services combined entity, as the accounting acquirer, and the results of DSG's legacy Lawson business have only been included for activity subsequent, and not prior, to the April 1, 2022 Merger Date.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Consolidated Results of Operations

	Three Months Ended September 30,
	2023		2022
(Dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue

Revenue
Lawson	$114,477	26.1%	$109,418	31.5%
TestEquity	207,657	47.3%	116,709	33.6%
Gexpro Services	103,232	23.5%	103,749	29.9%
All Other	13,543	3.1%	17,275	5.0%
Total Revenue	438,909	100.0%	347,151	100.0%
Cost of goods sold
Lawson	48,395	11.0%	53,183	15.3%
TestEquity	164,589	37.5%	89,704	25.8%
Gexpro Services	72,990	16.6%	73,794	21.3%
All Other	7,638	1.7%	11,303	3.3%
Total Cost of goods sold	293,612	66.9%	227,984	65.7%
Gross profit	145,297	33.1%	119,167	34.3%
Selling, general and administrative expenses
Lawson	55,439	12.6%	50,883	14.7%
TestEquity	48,095	11.0%	19,429	5.6%
Gexpro Services	22,910	5.2%	21,963	6.3%
All Other	6,070	1.4%	4,865	1.4%
Total Selling, general and administrative expenses	132,514	30.2%	97,140	28.0%
Operating income (loss)	12,783	2.9%	22,027	6.3%
Interest expense	(12,895)	(2.9)%	(6,097)	(1.8)%
Loss on extinguishment of debt	—	—%	—	—%
Change in fair value of earnout liabilities	667	0.2%	9,641	2.8%
Other income (expense), net	(1,133)	(0.3)%	(550)	(0.2)%
Income (loss) before income taxes	(578)	(0.1)%	25,021	7.2%
Income tax expense (benefit)	990	0.3%	8,480	2.4%
Net income (loss)	$(1,568)	(0.4)%	$16,541	4.8%

Overview of Consolidated Results of Operations

Our consolidated revenue increased $91.8 million in the third quarter of 2023 compared to the third quarter of 2022 primarily driven by $106.3 million from acquisitions completed in 2023 and 2022 and organic sales growth. Consolidated gross profit and Selling, general and administrative expenses also increased over the prior year primarily driven by the inclusion of the acquisitions completed in 2023 and 2022.

Refer to Results by Reportable Segment below for a complete discussion of our results of operations.

Results by Reportable Segment

Lawson Segment

	Three Months Ended September 30,		Change
(Dollars in thousands)	2023	2022	Amount	%

Revenue	$114,477	$109,418	$5,059	4.6%
Cost of goods sold	48,395	53,183	(4,788)	(9.0)%
Gross profit	66,082	56,235	9,847	17.5%
Selling, general and administrative expenses	55,439	50,883	4,556	9.0%
Operating income (loss)	$10,643	$5,352	$5,291	98.9%
Gross profit margin	57.7%	51.4%

Adjusted EBITDA(1)	$16,721	$9,670	$7,051	72.9%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

Revenue and Gross Profit

Revenue increased $5.1 million, or 4.6%, to $114.5 million in the third quarter of 2023 compared to $109.4 million in the third quarter of 2022. The increase was primarily driven by the realization of price increases enacted throughout 2022 and 2023 to offset rising supplier costs and strengthening sales to Lawson's strategic and governmental customers and automotive end market.

Gross profit increased $9.8 million to $66.1 million in the third quarter of 2023 compared to gross profit of $56.2 million in the prior year quarter primarily as a result of increased sales, price increases, lower net freight expense and spreading fixed expenses for certain warehouse activities over a higher sales level. Lawson gross profit as a percent of revenue was 57.7% in the third quarter of 2023 compared to 51.4% in the prior year quarter. The gross profit margin percentage increase for the third quarter of 2023 was primarily the result of price increases and leveraging operating costs over a higher sales base. The prior year quarter was negatively impacted by increased supplier costs from inflation and supply chain disruptions, and a sales shift toward lower margin customers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of compensation and support for Lawson sales representatives and expenses to operate Lawson's distribution network and overhead expenses.

Selling, general and administrative expenses increased $4.6 million to $55.4 million in the third quarter of 2023 compared to $50.9 million in the prior year quarter. The increase was primarily driven by higher stock-based compensation as a benefit was realized in 2022, higher compensation expense incurred to support increased sales and health insurance costs in 2023 partially offset by lower acquisition related and non-recurring consulting costs costs.

Adjusted EBITDA

During the three months ended September 30, 2023, Lawson generated Adjusted EBITDA of $16.7 million, an increase of $7.1 million, or 72.9% from the same period a year ago primarily driven by increased revenue and margins and leveraging of costs.

TestEquity Segment

	Three Months Ended September 30,		Change
(Dollars in thousands)	2023	2022	Amount	%

Revenue	$207,657	$116,709	$90,948	77.9%
Cost of goods sold	164,589	89,704	74,885	83.5%
Gross profit	43,068	27,005	16,063	59.5%
Selling, general and administrative expenses	48,095	19,429	28,666	147.5%
Operating income (loss)	$(5,027)	$7,576	$(12,603)	N/M
Gross profit margin	20.7%	23.1%

Adjusted EBITDA(1)	$14,298	$10,122	$4,176	41.3%
N/M Not meaningful
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

Revenue and Gross Profit

Revenue increased $90.9 million, or 77.9%, to $207.7 million in the third quarter of 2023 compared to $116.7 million in the third quarter of 2022. The increase was primarily driven by $106.3 million of revenue generated from acquisitions completed in 2023 and 2022 offset by a $15.4 million decline in legacy TestEquity revenue primarily due to a slowdown in the test and measurement market, primarily caused by tightening of capital budgets in TestEquity's customer base.

Gross profit increased $16.1 million to $43.1 million in the third quarter of 2023 compared to gross profit of $27.0 million in the prior year quarter primarily as a result of the inclusion of the acquisitions completed in 2023 and 2022, which generated $20.5 million of additional gross profit in the third quarter of 2023. TestEquity gross profit as a percent of revenue was 20.7% in the third quarter of 2023 compared to 23.1% in the prior year quarter. The gross profit margin percentage decline for the third quarter of 2023 was primarily due to the amortization of the fair value step-up of inventory of $2.2 million related to the Hisco Transaction and a shift of customer sales mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of compensation and support for TestEquity's sales representatives and expenses to operate TestEquity's distribution network and overhead expenses.

Selling, general and administrative expenses increased $28.7 million to $48.1 million in the third quarter of 2023 compared to $19.4 million in the prior year quarter. This increase was due to approximately $27.2 million of additional expenses, including depreciation and amortization, primarily driven by the acquisitions completed in 2023 and 2022, partially offset by lower merger and acquisition expenses in the third quarter of 2023 compared to the prior year quarter.

Adjusted EBITDA

During the three months ended September 30, 2023, TestEquity generated Adjusted EBITDA of $14.3 million, an increase of $4.2 million, or 41.3% from the same period a year ago with approximately $8.3 million driven by the acquisitions completed in 2023 and 2022, offset by a reduction of $4.1 million in legacy TestEquity due to the decline in revenue.

Gexpro Services Segment

	Three Months Ended September 30,		Change
(Dollars in thousands)	2023	2022	Amount	%

Revenue	$103,232	$103,749	$(517)	(0.5)%
Cost of goods sold	72,990	73,794	(804)	(1.1)%
Gross profit	30,242	29,955	287	1.0%
Selling, general and administrative expenses	22,910	21,963	947	4.3%
Operating income (loss)	$7,332	$7,992	$(660)	(8.3)%
Gross profit margin	29.3%	28.9%

Adjusted EBITDA(1)	$11,552	$12,485	$(933)	(7.5)%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

Revenue and Gross Profit

Revenue decreased $0.5 million, or 0.5%, to $103.2 million in the third quarter of 2023 compared to $103.7 million in the third quarter of 2022. The decrease was primarily driven by the timing of project work in Gexpro Services' customer base as well as market softness in the technology vertical market.

Gross profit increased $0.3 million to $30.2 million in the third quarter of 2023 compared to gross profit of $30.0 million in the prior year quarter. Gexpro Services gross profit as a percent of revenue was 29.3% in the third quarter of 2023 compared to 28.9% in the prior year quarter primarily driven by an improvement in the global supply chain and enhanced margin management on Gexpro Services' product offerings.

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

Selling, general, and administrative expenses increased $0.9 million to $22.9 million in the third quarter of 2023 compared to $22.0 million in the prior year quarter. The increase was primarily driven by higher compensation and product fulfillment costs.

Adjusted EBITDA

During the three months ended September 30, 2023, Gexpro Services generated Adjusted EBITDA of $11.6 million, a decrease of $0.9 million, or 7.5%, from the same period a year ago primarily driven by flat revenue and an increase in Selling, general, and administrative expenses.

Consolidated Non-operating Income and Expense

	Three Months Ended September 30,		Change
(Dollars in thousands)	2023	2022	Amount	%

Interest expense	$(12,895)	$(6,097)	$(6,798)	111.5%
Change in fair value of earnout liabilities	$667	$9,641	$(8,974)	N/M
Other income (expense), net	$(1,133)	$(550)	$(583)	106.0%
Income tax expense (benefit)	$990	$8,480	$(7,490)	(88.3)%
N/M Not meaningful

Interest Expense

Interest expense increased $6.8 million in the third quarter of 2023 compared to the prior year quarter. The increase was primarily driven by higher interest rates and outstanding borrowings partially driven by the Hisco Transaction.

Change in Fair Value of Earnout Liabilities

The benefit in the third quarter of 2023 related to the change in fair value of the earnout liabilities associated with the Frontier acquisition and the Hisco Transaction. The $9.6 million benefit in the third quarter of 2022 primarily related to the change in fair value of the earnout derivative liability associated with the earnout provisions of the Merger Agreements.

Income Tax Expense (Benefit)

Income tax expense was $1.0 million, a (171.3)% effective tax rate for the three months ended September 30, 2023 compared to income tax expense of $8.5 million and a 33.9% effective tax rate for the three months ended September 30, 2022. The change in the year-over-year effective tax rate was primarily due to adjustments to uncertain tax positions, a book loss for the current quarter, and other permanent items.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Consolidated Results of Operations

	Nine Months Ended September 30,
	2023		2022
(Dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales

Revenue
Lawson(1)	$358,903	30.8%	$216,752	26.4%
TestEquity	451,082	38.7%	286,984	34.9%
Gexpro Services	312,523	26.8%	285,224	34.7%
All Other	42,655	3.7%	33,612	4.1%
Total Revenue	1,165,163	100.0%	822,572	100.0%
Cost of goods sold
Lawson(1)	155,533	13.3%	103,733	12.6%
TestEquity	351,417	30.2%	220,247	26.8%
Gexpro Services	219,430	18.8%	202,133	24.6%
All Other	24,592	2.1%	21,853	2.7%
Total Cost of goods sold	750,972	64.5%	547,966	66.6%
Gross profit	414,191	35.5%	274,606	33.4%
Selling, general and administrative expenses
Lawson(1)	176,012	15.1%	110,227	13.4%
TestEquity	107,848	9.3%	59,294	7.2%
Gexpro Services	69,609	6.0%	66,119	8.0%
All Other	17,442	1.5%	9,838	1.2%
Total Selling, general and administrative expenses	370,911	31.8%	245,478	29.8%
Operating income (loss)	43,280	3.7%	29,128	3.5%
Interest expense	(30,057)	(2.6)%	(16,704)	(2.0)%
Loss on extinguishment of debt	—	—%	(3,395)	(0.4)%
Change in fair value of earnout liabilities	646	0.1%	3,948	0.5%
Other income (expense), net	(2,869)	(0.2)%	224	—%
Income (loss) before income taxes	11,000	0.9%	13,201	1.6%
Income tax expense (benefit)	3,637	0.3%	3,912	0.5%
Net income (loss)	$7,363	0.6%	$9,289	1.1%
(1)Includes the operating results of Lawson subsequent, but not prior, to the Merger Date of April 1, 2022.

Overview of Consolidated Results of Operations

Our consolidated results of operations include the financial impact of the Mergers that were completed on April 1, 2022 and the other acquisitions completed in 2023 and 2022. The increase in gross profit for the first nine months of 2023 compared to the first nine months of 2022 was primarily due to the inclusion of Lawson operations only subsequent, and not prior, to the Merger Date and the other acquisitions completed in 2023 and 2022. Expenses for the first nine months of 2023 compared to the first nine months of 2022 were impacted by the inclusion of Lawson and the other acquisitions completed in 2023 and 2022.

Refer to Results by Reportable Segment below for a complete discussion of our results of operations.

Results by Reportable Segment

Lawson Segment

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2023	2022	Amount	%

Revenue	$358,903	$216,752	$142,151	—%
Cost of goods sold	155,533	103,733	51,800	—%
Gross profit	203,370	113,019	90,351	—%
Selling, general and administrative expenses	176,012	110,227	65,785	—%
Operating income (loss)	$27,358	$2,792	$24,566	—%
Gross profit margin	56.7%	52.1%

Adjusted EBITDA(1)	$51,241	$19,077	$32,164	168.6%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

The increase in revenue, gross profit and operating income for the first nine months of 2023 compared to the first nine months of 2022 was primarily due to the inclusion of Lawson operations beginning on the Merger Date and not including any Lawson operations prior to the Merger Date.

Supplemental Information

For management to discuss Lawson's operating results on a comparable basis, Lawson's GAAP results of operations for the nine months ended September 30, 2022 were adjusted to include its results prior to the April 1, 2022 Merger Date in order to reflect the total operating activities attributable to Lawson for each period presented. These non-GAAP Adjusted Results for the nine months ended September 30, 2022 presented in the table below are referred to within this supplemental results of operations discussion as "Adjusted".

	Nine Months Ended September 30,		Adjusted Change
(Dollars in thousands)	2023	Adjusted 2022(1)	Amount	%

Revenue	$358,903	$321,654	$37,249	11.6%
Cost of goods sold	155,533	153,104	2,429	1.6%
Gross profit	203,370	168,550	34,820	20.7%
Selling, general and administrative expenses	176,012	154,662	21,350	13.8%
Operating income (loss)	$27,358	$13,888	$13,470	97.0%
Gross profit margin	56.7%	52.4%

Adjusted EBITDA(2)	$51,241	$27,119	$24,122	88.9%
(1)For comparability purposes, Lawson's GAAP results of operations were adjusted to include the historical unaudited results of Lawson prior to the Merger Date. Refer to the section Factors Affecting Comparability to Prior Periods and the non-GAAP measures section Supplemental Information - Lawson Non-GAAP Adjusted Operating Income and Non-GAAP EBITDA for more information related to the calculation of adjusted amounts.
(2)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

Revenue and Gross Profit

Revenue increased $37.2 million, or 11.6%, to $358.9 million in the first nine months of 2023 compared to adjusted revenue of $321.7 million in the same period of 2022. The increase was primarily driven by the realization of price increases enacted throughout 2022 and 2023 to offset rising supplier costs and strengthening sales to Lawson's strategic and governmental customers and automotive end market.

Gross profit increased $34.8 million to $203.4 million in the first nine months ended September 30, 2023 compared to adjusted gross profit of $168.6 million in the same period of 2022 primarily as a result of increased sales, price increases, lower net freight expense and spreading operating expenses over a higher sales level. Lawson gross profit as a percent of revenue was

56.7% in the first nine months of 2023 compared to adjusted gross profit as a percent of adjusted revenue of 52.4% in the prior year period. The gross profit margin percentage improvement for the first nine months of 2023 was primarily the result of price increases, lower net freight costs and leveraging costs over a higher sales base. The adjusted gross profit margin percentage for the same period of 2022 was impacted by increased supplier costs from inflation and supply chain disruptions and a sales shift toward lower margin customers. Adjusted gross profit margin for 2022 was also impacted by the amortization of the fair value step-up of inventory of $1.9 million related to the Mergers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of compensation and support for Lawson sales representatives as well as expenses to operate Lawson's distribution network and overhead expenses.

Selling, general and administrative expenses increased $21.4 million to $176.0 million in the first nine months of 2023 compared to adjusted Selling, general and administrative expenses of $154.7 million in the same period of 2022. The increase was primarily driven by higher compensation expense incurred to support increased sales, additional depreciation and amortization as a result of the fair value step-up adjustments related to the reverse merger acquisition accounting and higher stock-based compensation in 2023 due to a benefit realized in 2022, partially offset by lower acquisition related costs in 2023.

Adjusted EBITDA

During the nine months ended September 30, 2023, Lawson generated Adjusted EBITDA of $51.2 million, an increase of $24.1 million, or 88.9% from the same period a year ago primarily driven by increased revenue and gross profit margin.

TestEquity Segment

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2023	2022	Amount	%

Revenue	$451,082	$286,984	$164,098	57.2%
Cost of goods sold	351,417	220,247	131,170	59.6%
Gross profit	99,665	66,737	32,928	49.3%
Selling, general and administrative expenses	107,848	59,294	48,554	81.9%
Operating income (loss)	$(8,183)	$7,443	$(15,626)	N/M
Gross profit margin	22.1%	23.3%

Adjusted EBITDA(1)	$31,450	$24,260	$7,190	29.6%
N/M Not meaningful
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

Revenue and Gross Profit

Revenue increased $164.1 million, or 57.2%, to $451.1 million in the first nine months of 2023 compared to $287.0 million in the same period in 2022. The increase was primarily driven by $180.9 million of revenue generated from acquisitions completed in 2023 and 2022 offset by a $16.8 million decline in legacy TestEquity due to a slowdown in the test and measurement market, primarily caused by tightening of capital budgets in TestEquity's customer base.

Gross profit increased $32.9 million to $99.7 million in the first nine months of 2023 compared to $66.7 million in the same period of 2022 primarily as a result of the inclusion of the acquisitions completed in 2023 and 2022, which generated $38.3 million of additional gross profit during the first nine months of 2023. TestEquity gross profit as a percent of revenue decreased to 22.1% in the first nine months of 2023 compared to 23.3% in the prior year primarily due to the amortization of the fair value step-up of inventory of $2.9 million related to the Hisco Transaction and a shift in sales mix from the lower gross margin rates from the 2022 and 2023 acquisitions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of compensation and support for TestEquity's sales representatives and expenses to operate TestEquity's distribution network and overhead expenses.

Selling, general and administrative expenses increased $48.6 million to $107.8 million in the first nine months of 2023 compared to $59.3 million in the same period of 2022. Approximately $42.3 million of the increased expenses, including depreciation and amortization, was primarily driven by the acquisitions completed in 2023 and 2022 and higher merger and acquisition expenses in the first nine months of 2023 compared to the same period a year ago.

Adjusted EBITDA

During the nine months ended September 30, 2023, TestEquity generated Adjusted EBITDA of $31.5 million, an increase of $7.2 million, or 29.6% from the same period a year ago with approximately $13.4 million driven by the acquisitions completed in 2023 and 2022, offset by a reduction of $6.2 million in legacy TestEquity due to the decline in revenue.

Gexpro Services Segment

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2023	2022	Amount	%

Revenue	$312,523	$285,224	$27,299	9.6%
Cost of goods sold	219,430	202,133	17,297	8.6%
Gross profit	93,093	83,091	10,002	12.0%
Selling, general and administrative expenses	69,609	66,119	3,490	5.3%
Operating income (loss)	$23,484	$16,972	$6,512	38.4%
Gross profit margin	29.8%	29.1%

Adjusted EBITDA(1)	$36,368	$32,409	$3,959	12.2%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

Revenue and Gross Profit

Revenue increased $27.3 million, or 9.6%, to $312.5 million in the first nine months of 2023 compared to $285.2 million in the same period of 2022. The increase was primarily driven by growth in the base business through an expansion of products and services to existing customers as well as the addition of new customers.

Gross profit increased $10.0 million to $93.1 million in the first nine months of 2023 compared to $83.1 million in the same period of 2022. Gexpro Services gross profit as a percent of revenue was 29.8% in the first nine months of 2023 compared to 29.1% in the prior year period driven by an improvement in the global supply chain and margin management on its product offering.

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

Selling, general, and administrative expenses increased $3.5 million to $69.6 million in the first nine months ended September 30, 2023 compared to $66.1 million in the same period of 2022. The increase was primarily driven by $1.7 million of additional expenses from the Frontier acquisition completed at the end of the first quarter of 2022 and additional compensation and product fulfillment costs to support the organic growth.

Adjusted EBITDA

During the nine months ended September 30, 2023, Gexpro Services generated Adjusted EBITDA of $36.4 million, an increase of $4.0 million, or 12.2% from the same period a year ago primarily driven by increased revenue and gross profit margin.

Consolidated Non-operating Income and Expense

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2023	2022	Amount	%

Interest expense	$(30,057)	$(16,704)	$(13,353)	79.9%
Loss on extinguishment of debt	$—	$(3,395)	$3,395	N/M
Change in fair value of earnout liabilities	$646	$3,948	$(3,302)	N/M
Other income (expense), net	$(2,869)	$224	$(3,093)	N/M
Income tax expense (benefit)	$3,637	$3,912	$(275)	(7.0)%
N/M Not meaningful

Interest Expense

Interest expense increased $13.4 million in the first nine months of 2023 compared to the same period of 2022 primarily due to an increase in interest rates and higher borrowings related to the Mergers and the other 2022 and 2023 acquisitions.

Loss on Extinguishment of Debt

The $3.4 million loss on extinguishment of debt in the nine months ended September 30, 2022 was primarily due to the write-off of previously capitalized financing costs as a result of the debt refinancing related to the Mergers.

Change in Fair Value of Earnout Liabilities

The benefit in the first nine months of 2023 related to the change in fair value of the earnout liabilities associated with the Frontier acquisition and the Hisco Transaction. The $3.9 million benefit in the first nine months of 2022 primarily related to the change in fair value of the earnout derivative liability associated with the earnout provisions of the Merger Agreements.

Other Income (Expense), Net

Other income (expense), net consists of effects of changes in foreign currency exchange rates, interest income, net and other non-operating income and expenditures. The $3.1 million change in the first nine months of 2023 compared to the same period of 2022 was partly due to unfavorable changes in foreign currency exchange rates and other insignificant changes in other non-operating income and expenditures.

Income Tax Expense (Benefit)

Income tax expense was $3.6 million, a 33.1% effective tax rate for the first nine months of 2023 compared to an income tax expense of $3.9 million and a 29.6% effective tax rate for the first nine months of 2022. The change in the year-over-year effective tax rate was primarily due to state taxes, foreign income and other permanent items. The 2022 income tax was also impacted by the creation of a consolidated group for federal income tax purposes as a result of the completion of the Mergers.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $80.5 million on September 30, 2023 compared to $24.6 million on December 31, 2022.

The Company believes its current balances of cash and cash equivalents, availability under its 2023 Credit Agreement and cash flows from operations will be sufficient to meet its liquidity needs for the next twelve months. As of September 30, 2023, the Company had $80.5 million of cash and cash equivalents and $198.3 million of borrowing availability remaining, net of outstanding letters of credit, under the 2023 Credit Agreement.

On June 2, 2023, the Company raised approximately $100 million from the Rights Offering, in which 4,444,444 shares of DSG common stock were sold at a purchase price of $22.50 per share. On June 8, 2023, the Company borrowed $305.0 million under the incremental term loan of the 2023 Credit Agreement. The Company used these combined proceeds primarily to fund the Hisco Transaction and to pay down its revolving credit facility.

Our primary short-term and long-term liquidity and capital resource needs are to finance operating expenses, working capital, capital expenditures, potential business acquisitions, strategic initiatives and general corporate purposes. Our current debt obligations under the 2023 Credit Agreement mature in April 2027. Required principal payments on the 2023 Credit Agreement for the next twelve months are $30.3 million. Refer to Note 9 – Debt within Item 1. Financial Statements for additional information related to our debt obligations. Access to debt capital markets has historically provided the Company with sources of liquidity, beyond normal operating cash flows. We do not anticipate having difficulty in obtaining financing from those markets in the future, however, we cannot provide assurance that events beyond our control will not have a material adverse impact on our liquidity.

Sources and Uses of Cash

The following table presents a summary of our cash flows:

	Nine Months Ended September 30,
(in thousands)	2023	2022	Change
Net cash provided by (used in) operating activities	$74,053	$(19,280)	$93,333
Net cash provided by (used in) investing activities	$(266,720)	$(120,550)	$(146,170)
Net cash provided by (used in) financing activities	$269,295	$151,820	$117,475

Cash Provided by (Used in) Operating Activities

Net cash provided by operations for the nine months ended September 30, 2023 was $74.1 million primarily due to net income including non-cash items, partially offset by investments in trade working capital to support higher sales and other net cash flow items.

Net cash used in operations for the nine months ended September 30, 2022 was $19.3 million, excluding non-cash items, primarily due to increased accounts receivables driven by higher sales and increased inventories due to increased supplier costs driven by inflation and global supply chain disruptions.

Cash Provided by (Used in) Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2023 was $266.7 million, primarily due to the Hisco Transaction, as well as purchases of property, plant and equipment and rental equipment which was partially offset by the sale of rental equipment.

Net cash used in investing activities for the nine months ended September 30, 2022 was $120.6 million, primarily due to acquisitions completed by TestEquity and Gexpro Services, as well as purchases of property, plant and equipment and rental equipment which was partially offset by the sale of rental equipment.

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2023 was $269.3 million due to proceeds from the 2023 Credit Agreement and the Rights Offering partially offset by repayment of previous indebtedness and principal payments on the term loans. In conjunction with the Hisco Transaction, the Company borrowed $305.0 million under the incremental term loan facility on June 8, 2023 and raised approximately $100 million through the Rights Offering closed during the second quarter of 2023. During the first nine months of 2023, deferred financing costs of $3.4 million were incurred related to the 2023 Credit Agreement and offering costs of $1.5 million were incurred related to the Rights Offering.

Net cash provided by financing activities for the nine months ended September 30, 2022 was $151.8 million, primarily due to proceeds from term loans and revolving credit facilities to finance the Mergers and other acquisitions, partly offset by repayment of previous indebtedness. Deferred financing costs of $12.0 million were incurred during the first nine months of 2022 related to these financing activities.

Financing and Capital Requirements

Credit Facility

On June 8, 2023, in connection with the Hisco Transaction, DSG entered into the First Amendment, which amended and replaced the Amended and Restated Credit Agreement dated April 1, 2022 with the 2023 Credit Agreement, and provided for a $305.0 million incremental term loan facility. The 2023 Credit Agreement also provides for the Company to increase the commitments from time to time by up to $200 million in the aggregate, subject to, among other things, receipt of additional commitments from existing and/or new lenders and pro forma compliance with certain financial covenants.

The 2023 Credit Agreement includes a $200 million senior secured revolving credit facility, a $250 million senior secured initial term loan facility, a $305 million incremental term loan and a $50 million senior secured delayed draw term loan facility. Refer to Note 9 – Debt within Item 1. Financial Statements for a description of the 2023 Credit Agreement.

On September 30, 2023, we had $589.6 million in outstanding borrowings under the 2023 Credit Agreement and $198.3 million of borrowing availability remaining, net of outstanding letters of credit, under the senior secured revolving credit facility component.

As of September 30, 2023, we were in compliance with all financial covenants under our 2023 Credit Agreement. While we were in compliance with our financial covenants as of September 30, 2023, failure to meet the covenant requirements of the 2023 Credit Agreement in future quarters could lead to higher financing costs and increased restrictions, reduce or eliminate our ability to borrow funds, or accelerate the payment of our indebtedness and could have a material adverse effect on our business, financial condition and results of operations.

Purchase Commitments

As of September 30, 2023, we had contractual commitments to purchase approximately $200 million of products from our suppliers and contractors over the next twelve months.

Capital Expenditures

During the nine months ended September 30, 2023, total capital expenditures for property, plant and equipment and rental equipment were $18.9 million excluding proceeds from the sale of rental equipment. The Company expects to spend approximately $3 million to $4 million for capital expenditures during the remainder of 2023 to support ongoing operations.

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

During the third quarter of 2022, the Company repurchased 108,178 shares of Company common stock under the repurchase plan at an average cost of $17.93 per share for a total cost of $1.9 million. No shares were repurchased during 2023. The Company had $7.6 million of remaining availability for stock repurchases under the program as of September 30, 2023. See Note 11 – Stockholders' Equity within Item 1. Financial Statements for further information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3 of Part I has been omitted from this report.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). These disclosure controls and procedures are designed to ensure that information relating to DSG, including DSG's consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) includes, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective as of September 30, 2023 because of the previously reported material weakness in internal control over financial reporting, as described below.

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

Based on a Schedule 13D filed with the SEC by LKCM and various other persons and entities (as amended through September 8, 2023), entities affiliated with LKCM beneficially owned in the aggregate approximately 36.4 million shares of DSG common stock as of September 1, 2023, representing approximately 77.6% of the outstanding shares of DSG common stock as of September 30, 2023. J. Bryan King, Chairman and Chief Executive Officer of the Company, is a Principal of LKCM. In addition, M. Bradley Wallace, who became a director of the Company upon his election at the Company’s 2023 annual stockholders meeting on May 19, 2023, is a Founding Partner of LKCM Headwater Investments, the private capital investment group of LKCM As a result, LKCM has significant influence over the outcome of matters requiring a stockholder vote, including the election of directors and the approval of other significant matters, and LKCM’s interests may not align with the interests of other stockholders. This concentration of ownership could also have the effect of delaying or preventing a change of control or other business combination that might be beneficial to our stockholders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Recent Sales of Unregistered Equity Securities

The Purchase Agreement for the Hisco Transaction allowed certain eligible Hisco employees to invest all or a portion of their respective closing payment in DSG common stock at $22.50 per share, up to an aggregate value of DSG common stock issued to such eligible Hisco employees of $25.0 million. On September 6, 2023, the Company issued to 19 eligible Hisco employees a total of 144,608 shares of DSG common stock in exchange for a total of approximately $3.25 million in cash. The issuance of these shares of DSG common stock was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(a)(2) of the Act and Rule 506(b) of Regulation D promulgated under the Act. Such shares are restricted securities, subject to restrictions on their transfer. See Note 3 – Business Acquisitions to our unaudited condensed consolidated financial statements, included within Item 1. Financial Statements, which is incorporated herein by reference, for a description of the Hisco Transaction, which is incorporated herein by reference.

Issuer Purchases of Equity Securities

There were no repurchases of any shares of DSG common stock during the three months ended September 30, 2023.

ITEM 6. EXHIBITS

Exhibit #	Description of Exhibit
3.1
Amended and Restated Certificate of Incorporation of the Company, as amended by the Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company effective as of August 31, 2023, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-10546) for the quarter ended September 30, 2023.

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
101
The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statement of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL and contained in Exhibit 101
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

DISTRIBUTION SOLUTIONS GROUP, INC.
(Registrant)

Dated:	November 2, 2023	/s/ J. Bryan King
J. Bryan King Chairman, President and Chief Executive Officer (principal executive officer)

Dated:	November 2, 2023	/s/ Ronald J. Knutson
Ronald J. Knutson Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)

Dated:	November 2, 2023	/s/ David S. Lambert
David S. Lambert Vice President, Controller and Chief Accounting Officer (principal accounting officer)