Form 10-K
period 2023-12-31
Distribution Solutions Group, Inc.
filed 2024-03-07
CIK 703604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Registrant’s telephone number, including area code:
(888) 611-9888
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes  ☐  No  ☑
The aggregate market value of the registrant’s voting stock held by non-affiliates on June 30, 2023, based upon the closing price of the registrant's Common Stock on that date, was approximately $254,225,483.
As of February 29, 2024, 46,783,333 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference some portions of the registrant’s definitive proxy statement related to its 2024 Annual Stockholders’ Meeting, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year. Except as expressly incorporated by reference, the registrant's definitive proxy statement shall not be deemed to be part of this report.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the federal securities laws that involve risks and uncertainties. Terms such as “aim,” “anticipate,” “believe,” “contemplates,” “continues,” “could,” “ensure,” “estimate,” “expect,” “forecasts,” “if,” “intend,” “likely,” “may,” “might,” “objective,” “outlook,” “plan,” “positioned,” “potential,” “predict,” “probable,” “project,” “shall,” “should,” “strategy,” “will,” “would,” and variations of them and other words and terms of similar meaning and expression (and the negatives of such words and terms) are intended to identify forward-looking statements. Forward-looking statements can also be identified by the fact that they do not relate strictly to historical or current facts. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions or beliefs as of the date they are made and are subject to a number of factors, assumptions and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact our business, financial condition and results of operations include:

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
•difficulties in integrating the business operations of TestEquity and 301 HW Opus Holdings, Inc., which conducts business as Gexpro Services ("Gexpro Services"), with our legacy Lawson Products operations, and/or the failure to successfully combine those operations within our expected timetable;
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
•failure to maintain effective internal controls over financial reporting;
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

Through its collective businesses, DSG is dedicated to helping customers lower their total cost of operation by increasing productivity and efficiency with the right products, expert technical support, and fast, reliable delivery to be a one-stop solution provider. DSG serves approximately 180,000 distinct customers in several diverse end markets supported by approximately 3,700 dedicated employees and strong vendor partnerships. DSG ships from strategically located distribution and service centers to customers in North America, Europe, Asia, South America and the Middle East. DSG was originally incorporated in Illinois in 1952 and was reincorporated in Delaware in 1982.

Unless the context requires otherwise, references in this Annual Report on Form 10-K to “DSG”, the “Company”, "we", "our" or "us" refer to Distribution Solutions Group, Inc., and all entities consolidated in the accompanying consolidated financial statements.

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

For more information about the Mergers, refer to Note 3 – Business Acquisitions in Item 8. Financial Statements and Supplementary Data.

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

In order to implement the Stock Split, on August 31, 2023, DSG filed a Third Amended and Restated Certificate of Incorporation of DSG with the Secretary of State of the State of Delaware to increase the number of authorized shares of DSG common stock from 35,000,000 to 70,000,000, which became effective on that date.

HIS Company, Inc. Acquisition

On March 30, 2023, DSG entered into a Stock Purchase Agreement (the “Purchase Agreement”), with various parties for the acquisition of all of the issued and outstanding capital stock of HIS Company, Inc., a Texas corporation (“Hisco,” and the "Hisco Transaction"), a distributor of specialty products serving industrial technology applications. DSG completed the Hisco Transaction on June 8, 2023. The total purchase consideration exchanged for the Hisco Transaction was $267.3 million, net of cash acquired of $12.2 million, at closing, with a potential additional earn-out payment subject to Hisco achieving certain performance targets. DSG will also pay $37.5 million in cash or DSG common stock in retention bonuses to certain Hisco employees that remain employed with Hisco or its affiliates for at least twelve months after the closing of the Hisco Transaction.

In connection with the Hisco Transaction, DSG combined the operations of TestEquity and Hisco, creating one of the largest suppliers serving the electronics design, production, and repair industries. DSG funded the Hisco Transaction with borrowings under its amended and restated credit facility and proceeds raised from the Rights Offering with existing stockholders, discussed below. Refer to Note 3 – Business Acquisitions for further details about Hisco and the Hisco Transaction.

The Purchase Agreement allowed certain eligible Hisco employees to invest all or a portion of their respective closing payment in DSG common stock at $22.50 per share, up to an aggregate value of DSG common stock issued to such eligible Hisco employees of $25.0 million. During 2023, the Company issued 144,608 shares of DSG common stock to the eligible Hisco employees and received approximately $3.3 million.

Debt Amendment

On June 8, 2023, the Company and certain of its subsidiaries entered into the First Amendment to Amended and Restated Credit Agreement (the “First Amendment”), which amended the Amended and Restated Credit Agreement, dated as of April 1, 2022 (as amended by the First Amendment, the “2023 Amended Credit Agreement”), by and among the Company, certain subsidiaries of the Company as borrowers or guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The First Amendment provides for a $305 million incremental term loan and for the Company to increase the commitments from time to time by up to $200 million in the aggregate, subject to, among other things, receipt of additional commitments from existing and/or new lenders and pro forma compliance with certain financial covenants. Refer to Note 9 – Debt for additional information about the 2023 Amended Credit Agreement.

Rights Offering

On May 30, 2023, the Company issued 4,444,444 shares of DSG common stock for net proceeds of approximately $98.5 million pursuant to a subscription rights offering (the "Rights Offering"). The Rights Offering provided one transferable subscription right for each share of DSG common stock held by holders of DSG common stock on record as of the close of business on May 1, 2023. Each subscription right entitled the holder to purchase 0.0525 shares of DSG common stock at a subscription price of $22.50 per share. The subscription rights were transferable but were not listed for trading on any stock exchange or market. In addition, holders of subscription rights who fully exercised their subscription rights were entitled to oversubscribe for additional shares of DSG common stock, subject to proration. Refer to Note 11 – Stockholders' Equity for additional information about the Rights Offering.

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

As of December 31, 2023, our combined workforce included approximately 3,700 individuals, comprised of approximately 1,662 in sales and marketing, approximately 1,465 in operation and distribution and approximately 585 in management and administration. Approximately 1,685 individuals are within Lawson, 1,160 are within TestEquity, 712 are within Gexpro Services, with the remaining in corporate or other non-reportable segments.

Segments

The Company’s three reportable segments are (i) Lawson, (ii) Gexpro Services and (iii) TestEquity, which align with our principal operating businesses. The following is a discussion of these reportable segments. For more information about our segments, refer to Note 14 – Segment Information in Item 8. Financial Statements and Supplementary Data.

Lawson

Lawson is a distributor of specialty products and services to the industrial, commercial, institutional and governmental MRO marketplace. Lawson primarily distributes MRO products to its customers through a network of sales representatives throughout the United States and Canada.

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

Customers — During 2023, the Lawson segment sold products to over 59,000 distinct customers. Lawson's largest customer accounted for approximately 3% of consolidated revenue. In 2023, approximately 91% of Lawson's revenue was generated in the United States and approximately 9% in Canada. Although seasonality is not significant, due to fewer selling days and less activity during the holiday season, revenue in the fourth quarter is historically lower than the first three quarters of the year.

Lawson's customers operate in a variety of industries. Lawson's revenue percentages by customer end markets in 2023 were as follows:

End Markets	Percentage of Lawson Revenue
Manufacturing	22%
Automotive	21%
Government and Military	12%
Construction	8%
Equipment rental	6%
Transportation	6%
Agriculture	4%
Mining	3%
Other	18%
100%

Lawson's customers include a wide range of purchasers of industrial supply products from small repair shops to large national and governmental accounts.

Products — Lawson's revenue percentages by product categories in 2023 were as follows:

Product Category	Percentage of Lawson Revenue
Fastening systems	19%
Fluid power	15%
Electrical	12%
Aftermarket automotive supplies	12%
Specialty chemicals	12%
Cutting tools and abrasives	8%
Safety	4%
Welding and metal repair	2%
Other	16%
100%

Lawson offers over 110,000 different products of which over 78,000 products are maintained in distribution centers. Lawson strives to carry sufficient inventory to ensure product availability and rapid processing of customer orders. Accurate forecasting of customer demand is essential to establish the proper level of inventory for each product. Inventory levels need to be sufficient to meet customer demand while avoiding the costs of stocking excess items.

During 2023, Lawson purchased products from approximately 2,100 suppliers and no single supplier accounted for more than 5% of these purchases. The loss of one core supplier could affect operations by hindering the ability to provide full service to customers.

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

Human Capital Resources — As of December 31, 2023, Lawson's workforce had 1,685 individuals: approximately 1,153 in sales and marketing of whom 870 are field sales representatives, 406 in operation and distribution and 126 in management and administration. Approximately 12% of the Lawson workforce is covered by two collective bargaining agreements. We believe that our relationships with our employees and their collective bargaining organizations are satisfactory.

Sales force growth is a strategic driver of the Lawson business, and increased sales coverage throughout the United States and Canada directly impacts Lawson's success as an organization. Lawson is focused on identifying and recruiting individuals who are a good fit with its sales organization and providing them with the tools needed to succeed, such as training about Lawson's products and on the successful and effective ways to call potential customers and maintain relationships with existing customers. Lawson's product training educates its sales team on the optimal uses of products, enabling them to provide the proper products and customized solutions to address customers' needs, including technical expertise and on-site problem resolution. During 2023 Lawson expanded its team of inside sales representatives to support customer demand.

Lawson's leadership team is also focused on reducing sales force turn-over and on offering growth opportunities for its sales representatives.

TestEquity

TestEquity is a leading distributor of test and measurement equipment and solutions, industrial and electronic production supplies, vendor managed inventory programs, and converting, fabrication and adhesive solutions from its leading manufacturing partners. TestEquity operates primarily through its six distribution brands, namely TestEquity, Hisco, TEquipment, Techni-Tool, Jensen Tools and Instrumex, and is focused primarily in North America with a network of sales representatives throughout the United States, Canada, Mexico, Germany and the United Kingdom.

Background and Operations — Based out of Moorpark, California, TestEquity is a large, comprehensive provider of electronic test solutions in the United States supporting the aerospace and defense, wireless and communication, semiconductors, industrial electronics and automotive, and electronics manufacturing industries. TestEquity designs, rents and sells a full line of high-quality environmental test chambers. In addition to a large array of test and measurement products, TestEquity also offers calibration, refurbishment and rental solutions and a wide range of refurbished products. TestEquity continues to benefit from electronification of products across a range of industries including the internet of things ("IOT"), electric vehicles ("EV") and the 5th generation mobile network ("5G"). TestEquity offers over 300,000 products and 800 manufacturer brands with overlap across the following brands.

Hisco is a specialty distribution company serving the electronic assembly, aerospace and defense, medical and other industrial markets. Hisco also offers specialized warehousing for cold storage and vendor managed inventory services.

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

Customers — TestEquity serves over 100,000 customers at 125,000 locations across the United States and abroad, primarily in Canada, Europe and Mexico with approximately 85% of TestEquity’s revenue in 2023 derived from customers in the United States. There is not significant seasonality in TestEquity’s business across its fiscal quarters. However, the number of business days in a quarter has an impact on TestEquity’s revenue and profitability.

TestEquity's revenue percentages by customer end markets in 2023 were as follows:

End Markets	Percentage of TestEquity Revenue
Industrial electronics and electronics manufacturing	46%
Aerospace and defense	17%
Education	4%
Wireless and communications technology	4%
Semi-conductor production	3%
Other	26%
100%

Products — Approximately 30,000 fast-moving products are typically held in inventory across forty-eight distribution centers available for next day delivery. TestEquity’s revenue percentages by product categories in 2023 were as follows:

Product Category	Percentage of TestEquity Revenue
Electronic production supplies	54%
Test & measurement	43%
Proprietary products	3%
100%

TestEquity has 34 key suppliers that made up approximately 48% of TestEquity’s purchases in 2023. In total, TestEquity purchases from approximately 1,000 suppliers across the marketplace.

Human Capital Resources — TestEquity supports a culture of continuous improvement, integrity and diversity. TestEquity prides itself on its ability to meet its customers’ needs in a driven and progressive manner. As of December 31, 2023, TestEquity's workforce had 1,160 individuals, comprised of approximately 253 in sales and marketing, 544 in operation and distribution and 363 in administration and support.

Gexpro Services

Gexpro Services is a world-class global supply chain solutions provider, specializing in the development of mission critical production line management, aftermarket and field installation programs. Gexpro Services provides comprehensive supply chain management solutions, including a full technology suite offering of VMI, kitting, global logistics management, manufacturing localization and import expertise, value engineering and quality assurance. Gexpro Services' end-to-end project management is designed to support manufacturing OEMs with their engineered material specifications, fulfillment, and quality requirements to improve their total cost of ownership. Gexpro Services has manufacturing and supply chain operations in over 31 service center sites across ten countries including key geographies in North America, South America, Asia, Europe, and the Middle East. Gexpro Services serves customers in six vertical markets, including renewables, industrial power, consumer and industrial, technology, transportation, and aerospace and defense.

Background and Operations — Gexpro Services was formed in November 2019 and, in February 2020, acquired the “Gexpro Services” business from French distributor Rexel S.A. via a carve-out acquisition.

As a top distributor and service provider to the OEM market, Gexpro Services has approximately 2,800 suppliers offering approximately 47,000 products. These products are inventoried and sourced through 31 locations in North America, South America, Asia, Europe and the Middle East.

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

Customers — Gexpro Services serves over 1,900 customers in over 38 countries through its 30 facilities. In 2023, approximately 69% of Gexpro Services' revenues were generated in the United States. Through its customer base, Gexpro Services provides VMI services with over 100,000 installed bins which allow its customers to maintain the necessary on-hand inventory levels to support their production cycles. Gexpro Services’ value-added processes for its customers include VMI, packaging and kitting, engineering, product standardization when appropriate, sales and technical support, global sourcing and quality assurance.

Approximately 67% of Gexpro Services’ revenue in 2023 was from customers under long-term agreements. Gexpro Services’ largest customer represented approximately 21% of Gexpro Services’ 2023 total revenue while the top 20 customers represented approximately 75% of Gexpro Services’ 2023 total revenue.

Gexpro Services has existing customers in many different industry end markets. Gexpro Services' revenue percentages by customer end markets in 2023 were as follows:

End Markets	Percentage of Gexpro Services Revenue
Renewable energy	29%
Industrial power	22%
Transportation	19%
Consumer and industrial	15%
Aerospace and defense	10%
Technology	5%
100%

Products — Gexpro Services' revenue percentages by product categories in 2023 were as follows:

Product Category	Percentage of Gexpro Services Revenue
Hardware	46%
Electrical	26%
Mechanical	16%
Fabrications	12%
100%

Approximately 55% of Gexpro Services’ suppliers are based in the United States, which helps limit the risk of increased freight and logistics costs; however, many of these suppliers source their products from overseas. Gexpro Services maintains favorable and long-tenured relationships with approximately 2,800 suppliers, with the largest supplier representing approximately 3% of Gexpro Services’ total product purchases in 2023 while the top 10 suppliers represented approximately 19% of total product purchases in 2023.

Human Capital Resources — Gexpro Services supports a culture of continuous improvement, integrity and diversity. Gexpro Services prides itself on being a full value provider to its customers supported with a team committed to providing world-class customer service. As of December 31, 2023, Gexpro Services' workforce had 712 individuals, comprised of approximately 225 in sales and marketing, 417 in operation and distribution and 70 in management and administration.

Available Information

We file with, or furnish to, the Securities and Exchange Commission ("SEC") annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and, as applicable, amendments to those reports pursuant to Section 13(a) or 15(d) of the Exchange Act. The public can obtain copies of these materials by accessing the SEC's website at http://www.sec.gov. In addition, as soon as reasonably practicable after such materials are filed with, or furnished to, the SEC, we make copies of such materials available to the public free of charge through our website at www.distributionsolutionsgroup.com. Information on our website is not incorporated by reference into this report. We also make available on our website our Code of Ethics, Corporate Governance Principles and the charters of the committees of our Board of Directors.

Information About Our Executive Officers

The executive officers of DSG as of February 1, 2024 were as follows:

Name	Age	Year First Named to Present Office	Position
J. Bryan King	52	2022	Chairman, President and Chief Executive Officer
Ronald J. Knutson	60	2014	Executive Vice President, Chief Financial Officer and Treasurer
David S. Lambert	50	2021	Vice President, Controller and Chief Accounting Officer

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

TestEquity relies on a single supplier for a significant amount of its product inventory, including electronic test and measurement equipment. During 2023 and 2022, the aggregate dollar amount of TestEquity’s purchases from that supplier represented approximately 11% and 25%, respectively, of the aggregate dollar amount of TestEquity’s purchases of product inventory from all of TestEquity’s suppliers during such periods. Any disruptions in that supplier’s business, operations or financial condition, or TestEquity’s relationship with this supplier, could have a material adverse effect on our business, financial condition and results of operations.

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

Cyber-attacks or other information security incidents could have a material adverse effect on our business strategy, results of operations or financial condition and subject us to additional legal costs.

We are increasingly dependent on digital technology to process and record financial and operating data and communicate with our employees and business partners. During the normal course of business we receive, retain and transmit certain confidential information that our customers provide to purchase products or services or to otherwise communicate with us, as well as certain potentially sensitive information about our employees and other persons and entities.

Our technologies, systems, networks and data and information processes (and those of our business partners) have been, and may in the future be, the target of cyber-attacks and/or information security incidents that may have resulted in, or may in the future result in, the unauthorized release, misuse, loss or destruction of proprietary, personal and other information, or other disruption of our business operations, including compromise of our email systems. For example, in February 2022, Lawson became aware that its computer network was the subject of a cyber incident potentially involving unlawful access (the “Cyber Incident”). Because of the nature of the information that may have been potentially compromised, which may have included personal identifiable information and protected health information, we were required to notify the parties whose information was potentially compromised of the incident as well as various governmental agencies and have taken other actions, such as offering credit monitoring services. After this incident, we also reviewed our overall systems and processes, and implemented certain changes, including employee training, designed to improve our overall cybersecurity program, but we cannot assure you that these changes will be effective to prevent future incidents. In addition, from time to time our email systems (and those of our business partners communicating with us) have been subjected to malicious attacks, including phishing attacks.

Such attacks or incidents could have a material adverse effect on our business strategy, results of operations or financial condition and subject us to additional legal costs. For example, a putative class action lawsuit was filed against DSG in April 2023 asserting a variety of claims seeking monetary damages, injunctive relief and other related relief in connection with the Cyber Incident, which could result in additional legal and other costs.

The techniques used by criminals to obtain unauthorized access to sensitive data change frequently and often are not recognizable until launched against a target or until a breach has already occurred. Accordingly, we may be unable to anticipate these techniques or implement adequate preventative measures. In addition, we are exposed to growing and evolving risks arising from the use of Artificial Intelligence technologies by bad actors to commit fraud, misappropriate funds and facilitate cyberattacks. As cyber threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and fix any information security vulnerabilities.

We maintain and have access to data and information that is subject to privacy and security laws, data protection laws and applicable regulations. The interpretation and application of such laws, including federal, state and international laws, relating to the collection, use, retention, disclosure, security and transfer of personally identifiable data in the United States (including but not limited to the California Consumer Privacy Act and the California Privacy Rights Act), Europe (including but not limited to the European Union's General Data Protection Regulation) and elsewhere, are uncertain and evolving. Despite our efforts to protect such information, cyber, privacy or security incidents, or misplaced or lost data could have a materially adverse impact on our business strategy, results of operations or financial condition and may divert management and employee attention from other business and growth initiatives.

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

As a result of the closing of the Mergers on April 1, 2022 and other acquisitions completed during 2023 and 2022, we have a significant amount of goodwill and other intangible assets on our consolidated balance sheet as of December 31, 2023. In accordance with generally accepted accounting principles in the United States ("GAAP"), our management periodically assesses our goodwill and other intangible assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, an inability to effectively integrate acquired businesses, unexpected significant changes, planned changes in use of the assets, divestitures and market capitalization declines may impair goodwill and other intangible assets. Any charges relating to such impairments could materially and adversely affect our results of operations in the periods recognized, which could result in an adverse effect on the market price of DSG common stock.

Changes that affect governmental and other tax-supported entities, including but not limited to changes arising from geopolitical instability and military hostilities, could negatively impact our revenue and earnings.

A portion of our revenue is derived from the United States military and other governmental and tax-supported entities. These entities are largely dependent upon government budgets and require adherence to certain laws and regulations, including sanctions. Such sanctions could include restrictions on selling or importing goods, services, or technology in or from affected regions and travel bans and asset freezes impacting connected individuals and political, military, business, and financial organizations. In addition, geopolitical instability and military hostilities, such as the current Hamas-Israel military conflict and the Russia-Ukraine military conflict, could negatively impact our business Although we have not, do not currently and do not plan to conduct business operations in Gaza, Israel, Russia, Belarus, or Ukraine, it is not possible to predict the broader consequences of these ongoing conflicts, which could include sanctions, embargoes, increases or decreases in military spending or other geopolitical instability. Any decrease in the levels of defense and other governmental spending or the introduction of more stringent governmental regulations and oversight, arising from these ongoing conflicts or otherwise, could lead to reduced revenue or an increase in compliance costs which would adversely affect our business, financial condition and results of operations.

We are required to evaluate our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation, and any failure to maintain effective internal controls over financial reporting, could result in a loss of investor confidence in our financial reports and could have an adverse effect on our stock price.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and applicable SEC rules, we are required to include in each Annual Report on Form 10-K a report by our management on our internal control over financial reporting. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Each year, we must prepare or update the process documentation and perform the evaluation needed to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and applicable SEC rules in providing this report. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective. For example, management's report on our internal controls over financial reporting contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, identified a material weakness and concluded that we did not maintain effective internal controls over financial reporting as of December 31, 2022. Ensuring that we have adequate internal financial and accounting controls and procedures in place is a costly and time-consuming exercise that needs to be re-evaluated frequently. We and our independent auditors may in the future discover areas of our internal controls that need further attention and improvement, particularly with respect to any other businesses that we decide to acquire in the future.

One of our growth strategies is to actively pursue additional acquisition opportunities which complement our business model. These acquired businesses are typically private companies and may not have in place the financial organization, reporting and controls which are required for a U.S. public company. The cost of implementing this type of financial organization, reporting and controls in respect of the acquired business and integrating their financial reporting processes with our financial reporting processes may be significant. If there are limitations in the acquired businesses' financial organization, reporting and controls, or if we are unable to effectively integrate their financial reporting processes with our financial reporting processes, we could have, among other things, material weaknesses in our internal controls, violate our indebtedness covenants, miss an SEC reporting deadline or otherwise fail to comply with an applicable law or regulation.

Implementing any appropriate changes to our internal controls may require specific compliance training, entail substantial costs in order to modify our existing accounting systems or those of the companies that we acquire, and take a material period of time to complete. However, such changes may not be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could harm our ability to operate our business. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Any failure to maintain effective internal controls over financial reporting, or any investor perception that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely, consistent basis, may result in a loss of investor confidence in our financial reports and may adversely affect our stock price. Any failure to maintain effective internal controls over financial reporting or to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and applicable SEC rules could also potentially subject us to sanctions or investigations by the SEC, Nasdaq or other regulatory authorities.

Debt Financing Risks

We have a significant amount of indebtedness, and our significant indebtedness could adversely affect our business, financial condition and results of operations.

We have $574.7 million of indebtedness as of December 31, 2023, which includes a significant amount of indebtedness under our 2023 Amended Credit Agreement (as defined herein). In addition, we may be able to incur a significant amount of additional indebtedness, subject to the terms and restrictions of our 2023 Amended Credit Agreement. Our indebtedness could have significant consequences on our future operations, including:

•events of default if we fail to comply with the financial and other covenants contained in the 2023 Amended Credit Agreement and/or other agreements governing our debt instruments, which could result in all of the debt becoming immediately due and payable or require us to negotiate an amendment to financial or other covenants that could cause us to incur additional fees and expenses;
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

Failure to adequately fund our operating and working capital needs through cash generated from operations and borrowings available under our 2023 Amended Credit Agreement could negatively impact our ability to invest in our business and maintain our capital structure.

Our business requires investment in working capital and fixed assets. We expect to fund these investments from cash generated from operations and borrowings available under our 2023 Amended Credit Agreement. Failure to generate sufficient cash flow from operations or from our 2023 Amended Credit Agreement could cause us to have insufficient funds to operate our business. Adequate funds may not be available when needed or may not be available on favorable terms.

Our business, financial condition and operating results could be materially adversely affected if we failed to meet the covenant requirements of our 2023 Amended Credit Agreement.

Our 2023 Amended Credit Agreement contains financial and other restrictive covenants. These covenants could adversely affect us by limiting our financial and operating flexibility as well as our ability to plan for and react to market conditions and to meet our capital needs. Failure to meet these covenant requirements could lead to higher financing costs and increased restrictions, reduce or eliminate our ability to borrow funds, result in events of default and accelerate the date on which our indebtedness must be repaid.

If we require more liquidity than is available to us under our 2023 Amended Credit Agreement, we may need to raise additional funds through debt or equity offerings which may not be available when needed or may not be available on terms favorable to us. Should funding be insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Based on a Schedule 13D filed with the SEC by LKCM and various other persons and entities (as amended through December 27, 2023), entities affiliated with LKCM beneficially owned in the aggregate approximately 36.4 million shares of DSG common stock as of December 26, 2023, representing approximately 77.8% of the outstanding shares of DSG common stock as of December 31, 2023. J. Bryan King, Chairman and Chief Executive Officer of the Company, is a Principal of LKCM. In addition, M. Bradley Wallace, who became a director of the Company upon his election at the Company’s 2023 annual stockholders meeting on May 19, 2023, is a Founding Partner of LKCM Headwater Investments, the private capital investment group of LKCM As a result, LKCM has significant influence over the outcome of matters requiring a stockholder vote, including the election of directors and the approval of other significant matters, and LKCM’s interests may not align with the interests of other stockholders. This concentration of ownership could also have the effect of delaying or preventing a change of control or other business combination that might be beneficial to our stockholders.

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
•a compensation committee comprised solely of independent directors; and
•director nominees be selected or recommended to the DSG Board of Directors for selection, either by (1) DSG's independent directors constituting a majority of the DSG Board of Directors’ independent directors in a vote in which only independent directors participate or (2) a nominating committee comprised solely of independent directors.

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

We are subject to income taxation at federal and state levels in the United States and to income taxation in numerous non-U.S. jurisdictions. Our results of operations could be adversely affected by changes in the Company’s effective tax rate as a result of changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets, audits by taxing authorities or changes in tax laws, regulations and their interpretation. From time-to-time changes in tax laws or regulations may be proposed or enacted that could adversely affect our overall tax liability. In addition, the Organization for Economic Co-operation and Development (“OECD”), which represents a coalition of member countries, has recommended fundamental tax reform affecting the taxation of multinational corporations, including the Base Erosion and Profit Shifting (“BEPS”) project, which in part aims to address international corporate tax avoidance. On December 20, 2021, the OECD released Pillar Two Model Rules defining the global minimum tax rules, which contemplate a 15% minimum tax rate. The OECD continues to release additional guidance on these rules and the framework calls for law enactment by OECD and G20 members to take effect in 2024 or 2025. However, the detail of the proposals is subject to change and the impact on the Company will need to be determined by reference to the final rules. The Company is continuing to monitor the potential impact of the Pillar Two proposals and developments on our consolidated financial statements and related disclosures, including eligibility for any transitional safe harbor rules. As of December 31, 2023, among the jurisdictions where the Company operates, only the U.K. has enacted legislation adopting the Pillar Two Rules, effective in fiscal 2025. Changes in applicable tax laws and regulations could affect our ability to realize our deferred tax assets, which could adversely affect our results of operations.

Our international operations subject us to additional legal and regulatory regimes.

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

At December 31, 2023, the Company had $21.4 million of U.S. federal net operating loss carryforwards which are subject to expiration beginning in 2027 and $53.5 million of various state net operating loss carryforwards which expire at varying dates between 2024 and 2035. As a result of the Mergers, DSG’s ability to use its net operating losses and certain other tax attributes generated prior to the Mergers may be subject to limitations, which may adversely impact on our future tax liability and cash flows.

Public Health Emergencies Risks

Public health emergencies, whether domestic or international, such as the COVID-19 pandemic, may materially adversely affect our business strategy, financial condition or results of operations.

Pandemics, epidemics or disease outbreaks in the U.S. or globally, including new variants of COVID-19, may have a material adverse effect on our business strategy, financial condition or results of operations, as well as on our employees, suppliers, customers, and the general economy. The full effect and estimated length of these disruptions could be difficult to predict by the Company given such an event is affected by a number of factors, many of which could be outside of our control. For example, the COVID-19 pandemic resulted in lost revenue to our Company, limited our ability to source high demand product, limited our sales force to perform certain functions due to state or federal stay-at-home orders, resulted in a slow-down of customer demand for our products and limited the ability of some customers to pay us on a timely basis.

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

Our businesses have been and may continue to be impacted by supply chain constraints, resulting in inflationary pressure on material costs, longer lead times, port congestion, and increased freight costs. This could result in challenges in acquiring and receiving inventory in a timely fashion and fulfilling customer orders. In addition, we have been and may continue to be impacted by labor shortages. This could result in challenges in fulfilling customer orders and can have a negative impact on our operating results as we may be required to utilize higher-cost temporary labor. We have also experienced and continue to experience inflationary pressure in other areas that adversely impact our cost of goods sold and other costs and expenses. While we instituted various price increases during 2022 and 2023 in response to rising supplier costs, as well as increased transportation and labor costs, there can be no assurance that future cost increases can be partially or fully passed on to customers, or that the timing of such sales price increases will match our supplier cost increases. As a result, we are unable to predict the impact of these constraints on our business, financial condition and results of operations.

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

In addition, the revolving credit facility under our 2023 Amended Credit Agreement is available to be drawn in U.S. dollars, Canadian dollars and any other additional currencies that may be agreed between us and our lenders. Any borrowings in Canadian dollars or any other foreign currency would expose us to market risk relating to the change in the value of such foreign currency in relation to the U.S. dollar.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

Risk Management & Strategy

We are focused on addressing the growing threat of cybersecurity risks that we face in today’s global business environment and have identified cybersecurity as an important enterprise risk. Our cybersecurity risk management program is part of our overall enterprise risk management program, and is focused on identifying, assessing, managing, and remediating material risks from cybersecurity incidents. We rely on risk-based security controls, including access limitations and contractual requirements on third-party service providers, as part of our overall approach of protecting the integrity, availability and confidentiality of our important systems and information. We have an established cyber incident response plan to respond to cyber incidents.

We continue to improve our cybersecurity program and processes by investing in preventative measures. We engage consultants and third-party service providers in connection with our cybersecurity risk testing and assessment. These third-party service providers assist us in evaluating our cybersecurity program, provide support for threat monitoring and detection, and scan for vulnerabilities and other cybersecurity events which may pose a significant risk to the Company. We also engage in cybersecurity training, with the employees of certain of our operating companies undergoing compulsory training that enables them to detect and report malware, ransomware and other malicious software or social engineering attempts that may compromise the Company’s information technology systems, and those employees are routinely assessed on this training. Employees are also generally required to complete compulsory training covering the handling of sensitive data. As the cyber landscape evolves, both in our technology systems and in the broader context of the internet and expanding connectivity, management continually updates its cybersecurity approach as part of its effort to safeguard the Company’s sensitive information and assets.

We have not experienced any cybersecurity incidents in the last two years, including as a result of the Cyber Incident, that have materially affected the business strategy, results of operations, or financial condition of the Company. For more information regarding how cybersecurity threats could materially affect our business strategy, results of operations or financial condition, see “Cyber-attacks or other information security incidents could have a material adverse effect on our business strategy, results of operations or financial condition and subject us to additional legal costs.” in Item 1A. Risk Factors.

Corporate Governance

Our Board of Directors has overall responsibility for risk oversight and has delegated the oversight of risks associated with cybersecurity to the Audit Committee. The Audit Committee reports to the Board on our cybersecurity risk management practices and performance, generally on a quarterly basis. The Audit Committee receives reports from senior members of management, including from each of our Chief Information Officers (“CIOs”) (which include the CIO of each of our principal operating companies: Lawson, TestEquity and Gexpro Services), and the internal audit department regarding the cybersecurity risk management program. Among other things, these reports have focused on the following:

•recent cyber risk and cybersecurity developments;
•cyber risk governance and oversight;
•assessments by third-party experts;
•key cyber risk metrics and activities; and
•major projects and initiatives.

We have also established a governance structure under each of the CIOs that oversee investments in systems, resources, and processes as part of the continued maturity of our cybersecurity posture. Our CIOs have collectively over seventy years of service in various roles in the cybersecurity and information technology areas, including over forty years in their current roles or within the industry.

ITEM 2. PROPERTIES.

Our principal executive office is located in Fort Worth, Texas. As of December 31, 2023, we owned or leased multiple properties in the United States and abroad, including office spaces, distribution centers, warehouses and branch retail locations.

Owned and leased properties by reportable segment as of December 31, 2023 are summarized below.

	Number of Properties
	Lawson	TestEquity	Gexpro Services	All Other(1)
Offices	1	7	3	1
Distribution centers/warehouses	6	48	28	1
Branch locations	—	—	—	14
Other (2)	1	—	—	—
Total	8	55	31	16
(1)Includes our principal executive office and properties used by the Bolt Supply House ("Bolt"), a non-reportable segment.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Stock Price Data

The DSG common stock is traded on the Nasdaq Global Select Market under the symbol of DSGR. On February 29, 2024, the closing sales price of our common stock was $31.41 and the number of stockholders of record was 281. We did not declare or pay dividends in either 2023 or 2022 and the Company currently has no plans to declare or pay dividends in the foreseeable future. Dividends are subject to certain restrictions based on terms detailed in our 2023 Amended Credit Agreement. Information about our equity compensation plans may be found in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this report which is hereby incorporated by reference.

Repurchases of Equity Securities

The Board of Directors previously authorized a stock repurchase program that permits the Company to repurchase DSG common stock from time to time in open market transactions, privately negotiated transactions or by other methods. In December 2023 the Board of Directors increased the repurchase program by $25.0 million, bringing the total authorized to $37.5 million. We had $29.0 million of remaining availability under the stock repurchase program as of December 31, 2023. The stock repurchase program does not have an expiration date.

The following table summarizes repurchases of DSG common stock for the three months ended December 31, 2023 under the repurchase program described above and excludes shares withheld from employees to satisfy tax withholding requirements on option exercises and other equity-based transactions.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1 through October 31, 2023	—	$—	—	$7,572,000
November 1 through November 30, 2023	116,430	26.03	116,430	4,541,000
December 1 through December 31, 2023	22,295	26.37	22,295	28,953,000
Total	138,725		138,725

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of DSG's financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included in this Annual Report on Form 10-K, the audited consolidated financial statements and accompanying notes included in DSG's Annual Report on Form 10-K filed for the year ended December 31, 2022 and the Lawson Products, Inc. unaudited condensed consolidated financial statements and accompanying notes included in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022.

References to “DSG”, the “Company”, "we", "our" or "us" refer to Distribution Solutions Group, Inc. and all entities consolidated in the accompanying consolidated financial statements.

Overview

Organization and Structure

DSG is a multi-platform specialty distribution company providing high touch, value-added distribution solutions to the maintenance, repair and operations (“MRO”), the original equipment manufacturer (“OEM”) and the industrial technologies markets. The Mergers that were consummated on April 1, 2022 resulted in the combination of Lawson, TestEquity and Gexpro Services. For a description of the Mergers, refer to Item 1. Business and Note 1 – Nature of Operations and Basis of Presentation in Item 8. Financial Statements and Supplementary Data.

We manage and report our operating results through three reportable segments: Lawson, TestEquity and Gexpro Services. A summary of our segments is presented below. For additional details about our segments, see Item 1. Business and Note 14 – Segment Information in Item 8. Financial Statements and Supplementary Data.

Lawson is a distributor of specialty products and services to the industrial, commercial, institutional and government MRO market.

TestEquity is a distributor of test and measurement equipment and solutions, industrial and electronic production supplies, vendor managed inventory programs, and converting, fabrication and adhesive solutions from its leading manufacturer partners supporting the aerospace and defense, wireless and communication, semiconductors, industrial electronics and automotive, and electronics manufacturing industries.

Gexpro Services is a global supply chain solutions provider, specializing in the development of mission critical production line management, aftermarket and field installation programs.

In addition to these three reportable segments, we have an “All Other” category which includes unallocated DSG holding company costs that are not directly attributable to the ongoing operating activities of our reportable segments and the results of a non-reportable segment.

Recent Events

HIS Company, Inc. Acquisition

On June 8, 2023, DSG acquired all of the issued and outstanding capital stock of Hisco, a distributor of specialty products serving industrial technology applications, pursuant to the Purchase Agreement dated March 30, 2023. The total purchase consideration exchanged for the Hisco Transaction was $267.3 million, net of cash acquired of $12.2 million, with a potential additional earn-out payment subject to Hisco achieving certain performance targets. DSG will also pay $37.5 million in cash or DSG common stock in retention bonuses to certain Hisco employees that remain employed with Hisco or its affiliates for at least twelve months after the closing of the Hisco Transaction.

In connection with the Hisco Transaction, DSG combined the operations of TestEquity and Hisco, creating one of the largest suppliers serving the electronics design, production, and repair industries. Accordingly, Hisco results are included in the TestEquity reportable segment after the date of acquisition.

DSG funded the Hisco Transaction with borrowings under its 2023 Amended Credit Agreement and proceeds raised from the Rights Offering, both discussed below. Refer to Note 3 – Business Acquisitions for further details about the Hisco Transaction.

Debt Amendment

On June 8, 2023, the Company entered into the First Amendment to Amended and Restated Credit Agreement (the “First Amendment”), which amended the Amended and Restated Credit Agreement, dated as of April 1, 2022 (as amended by the First Amendment, the “2023 Amended Credit Agreement”), by and among the Company, certain subsidiaries of the Company as borrowers or guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The First Amendment provides for a $305 million incremental term loan. Refer to Note 9 – Debt for additional information about the 2023 Amended Credit Agreement.

Rights Offering

On May 30, 2023, the Company raised gross proceeds of approximately $100 million pursuant to a Rights Offering of transferable subscription rights to holders of DSG common stock as of the close of business on May 1, 2023. Refer to Note 11 – Stockholders' Equity for additional information about the Rights Offering. The Company incurred transaction costs related to the issuance of DSG common stock for the Rights Offering of $1.5 million, which were recorded against Capital in excess of par value in the Consolidated Balance Sheets.

Sales Drivers

DSG believes that the Purchasing Managers Index ("PMI") published by the Institute for Supply Management is an indicative measure of the relative strength of the economic environment of the industry in which it operates. The PMI is a composite index of economic activity in the U.S. manufacturing sector. A measure of the PMI index above 50 is generally viewed as indicating an expansion of the manufacturing sector while a measure below 50 is generally viewed as representing a contraction. The average monthly PMI was 47.1 in the year ended December 31, 2023 compared to 53.5 in the year ended December 31, 2022.

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

Through the Hisco Transaction, TestEquity expanded its product offerings, including adhesives, chemicals and tapes as well as specialty materials such as electrostatic discharge, thermal management materials and static shielding bags. Hisco operates in 38 locations across North America, including its Precision Converting facilities that provide value-added fabrication and its Adhesive Materials Group that provides an array of custom repackaging solutions. Hisco also offers vendor-managed inventory and Radio Frequency Identification ("RFID") programs with specialized warehousing for chemical management, logistics services and cold storage.

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

Gexpro Services' strategy is to increase revenue through increasing wallet share with existing customers, customer-led geographic expansion, new customer development in its six key vertical markets and leveraging its portfolio of recent acquisitions to expand its installation and aftermarket services.

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

Because of the nature of the information that may have been compromised, DSG was required to notify the parties whose information was potentially compromised of the incident as well as various governmental agencies and has taken other actions, such as offering credit monitoring services. At December 31, 2023, DSG had not incurred material costs as a result of the Cyber Incident. On April 4, 2023, a putative class action lawsuit was filed against DSG related to the Cyber Incident (the “Cyber Incident Suit”). For more information about the Cyber Incident Suit, refer to Note 15 – Commitments and Contingencies within Item 8. Financial Statements and Supplementary Data.

Factors Affecting Comparability to Prior Periods

Our results of operations for the year ended December 31, 2023 are not directly comparable to prior results for the year ended December 31, 2022 due to the Mergers that were completed on April 1, 2022. The Mergers were accounted for as a reverse merger under the acquisition method of accounting in accordance with the accounting guidance for reverse acquisitions as provided in Accounting Standards Codification 805, Business Combinations ("ASC 805"). Under this guidance, TestEquity and Gexpro Services were treated as a combined entity as the accounting acquirer for financial reporting purposes, and DSG was identified as the accounting acquiree. This determination was primarily made as TestEquity and Gexpro Services were under the common control of an entity that owned a majority of the voting rights of the combined entity, and therefore, only DSG experienced a change in control. Accordingly, the consolidated financial statements for the year ended December 31, 2022 reflect the results of operations of TestEquity and Gexpro Services on a consolidated basis for the full year, and the results of operations of DSG's legacy Lawson business are only included subsequent to the April 1, 2022 Merger Date. The combined operations of all three entities are included in the consolidated financial statements for the full year ended December 31, 2023.

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

Non-GAAP Adjusted EBITDA

Management believes Adjusted EBITDA is an important measure of the Company's operating performance and may provide investors with additional meaningful comparisons between current results and results in prior operating periods because Adjusted EBITDA excludes certain non-operational or non-cash items whose fluctuations from period to period do not necessarily correspond to changes in the operating performance of our business and consequently may impact the overall comparability from period to period. We define Adjusted EBITDA as operating income plus depreciation and amortization, stock-based compensation, severance and acquisition related retention costs, costs related to the execution and integration of the Mergers and other acquisitions, inventory net realizable value adjustments, amortization of fair value step-up resulting from the Mergers and other acquisitions and other non-recurring items. Management uses operating income and Adjusted EBITDA to evaluate the performance of its reportable segments. See Note 14 – Segment Information of our consolidated financial statements within Item 8. Financial Statements and Supplementary Data for additional information about our reportable segments.

The following table provides a reconciliation of Net income to Adjusted EBITDA on a consolidated basis and Operating income to Adjusted EBITDA by segment for the years ended December 31, 2023 and 2022. A reconciliation of Net income to Adjusted EBITDA by segment is not provided because management does not determine or review net income at the segment level and does not allocate non-operating costs and expenses to its segments, such as income taxes, interest expense, and various other non-operating income and expense.

Reconciliation of Net Income (Loss) to Non-GAAP Adjusted EBITDA (Unaudited)

	Year Ended December 31, 2023
(in thousands)	Lawson	TestEquity	Gexpro Services	All Other	Consolidated
Net income (loss)					$(8,967)
Income tax expense (benefit)					6,960
Other income (expense), net					2,982
Change in fair value of earnout liabilities					(758)
Interest expense					42,774
Operating income (loss)	$32,498	$(16,465)	$27,000	$(42)	$42,991
Depreciation and amortization	19,532	26,002	15,986	2,068	63,588
Stock-based compensation(1)	7,940	—	—	—	7,940
Severance and acquisition related retention expenses(2)	476	23,949	238	3	24,666
Merger and acquisition related costs(3)	3,015	6,215	1,081	1,250	11,561
Inventory step-up(5)	—	3,582	—	—	3,582
Other non-recurring(6)	202	—	886	1,620	2,708
Adjusted EBITDA	$63,663	$43,283	$45,191	$4,899	$157,036

	Year Ended December 31, 2022
(in thousands)	Lawson(7)	TestEquity	Gexpro Services	All Other(7)	Consolidated
Net income (loss)					$7,406
Income tax expense (benefit)					5,531
Other income (expense), net					670
Change in fair value of earnout liabilities					483
Loss on extinguishment of debt					3,395
Interest expense					24,301
Operating income (loss)	$6,536	$11,375	$21,291	$2,584	$41,786
Depreciation and amortization	10,594	17,480	15,175	1,937	45,186
Stock-based compensation(1)	2,448	—	—	—	2,448
Severance and acquisition related retention expenses(2)	1,429	1,095	266	6	2,796
Merger and acquisition related costs(3)	4,698	4,786	5,957	—	15,441
Inventory net realizable value adjustment(4)	1,737	—	—	—	1,737
Inventory step-up(5)	1,943	—	163	761	2,867
Other non-recurring(6)	1,199	—	354	44	1,597
Adjusted EBITDA	$30,584	$34,736	$43,206	$5,332	$113,858
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
(6)    Other non-recurring costs consist of non-capitalized deferred financing costs incurred in conjunction with the 2023 Amended Credit Agreement, certain non-recurring strategic projects and other non-recurring items.
(7)    Includes the operating results of Lawson and All Other subsequent, but not prior, to the April 1, 2022 Merger Date in accordance with GAAP accounting guidance for reverse acquisitions.

Supplemental Information - Lawson Pro Forma Operating Income and Non-GAAP Adjusted EBITDA

For management to discuss Lawson's operating results on a comparable basis, Lawson's GAAP results of operations were adjusted to include Lawson's historical pre-merger components of operating income, prior to the April 1, 2022 Merger Date, along with pre-merger pro forma adjustments prepared under SEC Regulation S-X Article 11, in order to reflect the total operating activities attributable to Lawson for each period presented. Management believes this supplemental information provides the most meaningful basis of comparison for Lawson's operations, is more useful in identifying current business trends, and is important for the users of our financial statements in understanding Lawson's business. Refer to Note 1 – Nature of Operations and Basis of Presentation and Note 3 – Business Acquisitions within Item 8. Financial Statements and Supplementary Data for information about the Mergers.

This supplemental information may not reflect the actual results we would have achieved had the Mergers occurred at the beginning of 2022, and should not be viewed as a substitute for the results of operations presented in accordance with GAAP. Lawson's historical operating results prior to the Mergers were obtained from the unaudited condensed consolidated financial statements included in the Lawson Products, Inc. Quarterly Report on Form 10-Q filed for the quarterly period ended March 31, 2022. The pro forma adjustments were obtained from the unaudited pro forma condensed combined financial information included in DSG's Current Report on Form 8-K/A filed on August 24, 2023.

Lawson Pro Forma Results - Calculation of Supplemental Information (Unaudited)

(in thousands)	Year Ended December 31, 2023	Year Ended December 31, 2022
Lawson Operating Income	GAAP Results(1)	GAAP Results(2)	Pre-Merger Results(3)	Pro-Forma Adjustments(4)	Pro Forma Results(5)

Revenue from external customers	$468,379	$324,783	$104,902	$—	$429,685
Intersegment revenue	332	—	—	—	—
Revenue	468,711	324,783	104,902	—	429,685
Cost of goods sold	203,251	154,030	49,371	—	203,401
Gross profit	265,460	170,753	55,531	—	226,284
Selling, general and administrative expenses	232,962	164,217	44,435	4,086	212,738
Operating income (loss)	$32,498	$6,536	$11,096	$(4,086)	$13,546

Lawson Adjusted EBITDA(6)	$63,663	$30,584	$8,042		$38,626
(1)    Operating income prepared in accordance with GAAP. No pre-merger or pro-forma adjustments were necessary because these results represent Lawson’s total operating activities for the full year ended December 31, 2023.
(2)    Operating income prepared in accordance with GAAP, which includes Lawson’s results of operations subsequent, but not prior, to the April 1, 2022 Merger Date. See Note 1 – Nature of Operations and Basis of Presentation and Note 3 – Business Acquisitions within Item 8. Financial Statements and Supplementary Data.
(3)    Lawson's results of operations for the three months ended March 31, 2022, which occurred prior to the April 1, 2022 Merger Date and were not included in the Company's GAAP operating results under reverse merger acquisition accounting.
(4)    Pro-forma adjustments include the incremental expense related to the fair value adjustment of share-based compensation awards of $1.9 million and the net impact of $2.2 million from the elimination of historical depreciation and amortization expense and recognition of new depreciation expense on the fair value of property, plant and equipment and amortization expense related to identifiable intangible assets.
(5)    Lawson's pro forma results of operations adjusted for comparability on a period-over-period basis. These results represent Lawson’s total operating activities for the year ended 2022, regardless of the Merger Date (that is, they reflect both pre- and post-Merger results of Lawson, including the pro forma adjustments related to the pre-Merger period).
(6)    Refer to the Non-GAAP Adjusted EBITDA section above for a reconciliation of operating income to Adjusted EBITDA.

Composition of Results of Operations

The following results of operations for the year ended December 31, 2023 include the combined operations of DSG. The following results of operations for the year ended December 31, 2022 include the accounts of the TestEquity and Gexpro Services combined entity, as the accounting acquirer, for the full year, and the results of DSG's legacy Lawson business have only been included for activity subsequent, and not prior, to the April 1, 2022 Merger Date.

Segment revenue and Operating income (loss) by reportable segment includes sales to external customers and sales transactions between our segments, referred to as intersegment revenue, and the impact of those intersegment revenue transactions on operating activities. Reconciliations of segment revenue and Operating income (loss) to our consolidated results of operations in the consolidated financial statements are provided in Note 14 – Segment Information within Item 8. Financial Statements and Supplementary Data.

RESULTS OF OPERATIONS FOR 2023 AS COMPARED TO 2022

Consolidated Results of Operations

	Year Ended December 31,
	2023		2022
(Dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue

Revenue
Lawson(1)	$468,711	29.8%	$324,783	28.2%
TestEquity	641,768	40.9%	392,358	34.1%
Gexpro Services	405,733	25.8%	385,326	33.5%
All Other(2)	55,890	3.6%	48,955	4.3%
Intersegment revenue elimination	(1,700)	(0.1)%	—	—%
Total Revenue	1,570,402	100.0%	1,151,422	100.0%
Cost of goods sold
Lawson(1)	203,251	12.9%	154,030	13.4%
TestEquity	499,916	31.8%	302,980	26.3%
Gexpro Services	284,664	18.1%	272,462	23.7%
All Other(2)	32,396	2.1%	31,052	2.7%
Intersegment cost of goods sold elimination	(1,700)	(0.1)%	—	—%
Total Cost of goods sold	1,018,527	64.9%	760,524	66.1%
Gross profit	551,875	35.1%	390,898	33.9%
Selling, general and administrative expenses
Lawson(1)	232,962	14.8%	164,217	14.3%
TestEquity	158,317	10.1%	78,003	6.8%
Gexpro Services	94,069	6.0%	91,573	8.0%
All Other(2)	23,536	1.5%	15,319	1.3%
Total Selling, general and administrative expenses	508,884	32.4%	349,112	30.3%
Operating income (loss)	42,991	2.7%	41,786	3.6%
Interest expense	(42,774)	(2.7)%	(24,301)	(2.1)%
Loss on extinguishment of debt	—	—%	(3,395)	(0.3)%
Change in fair value of earnout liabilities	758	—%	(483)	—%
Other income (expense), net	(2,982)	(0.2)%	(670)	(0.1)%
Income (loss) before income taxes	(2,007)	(0.1)%	12,937	1.1%
Income tax expense (benefit)	6,960	0.4%	5,531	0.5%
Net income (loss)	$(8,967)	(0.6)%	$7,406	0.6%
(1) Includes the operating results of Lawson subsequent, but not prior, to the April 1, 2022 Merger Date.
(2) Includes the operating results of All Other subsequent, but not prior, to the April 1, 2022 Merger Date.

Overview of Consolidated Results of Operations

Our consolidated results of operations include the financial impact of the Mergers that were completed on April 1, 2022 and the other acquisitions completed in 2023 and 2022. The increase in gross profit for 2023 compared to 2022 was primarily due to the inclusion of Lawson operations only subsequent, and not prior, to the Merger Date and the Hisco and other acquisitions completed in 2023 and 2022. Expenses for 2023 were impacted by the other acquisitions completed in 2023 and 2022.

Refer to Results by Reportable Segment below for a complete discussion of our results of operations.

Results by Reportable Segment

Lawson Segment

	Year Ended December 31,		Change
(Dollars in thousands)	2023	2022	Amount	%

Revenue from external customers	$468,379	$324,783	$143,596	44.2%
Intersegment revenue	332	—	332	—%
Revenue	$468,711	$324,783	$143,928	44.3%
Cost of goods sold	203,251	154,030	49,221	32.0%
Gross profit	265,460	170,753	94,707	55.5%
Selling, general and administrative expenses	232,962	164,217	68,745	41.9%
Operating income (loss)	$32,498	$6,536	$25,962	397.2%
Gross profit margin	56.6%	52.6%

Adjusted EBITDA(1)	$63,663	$30,584	$33,079	108.2%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of operating income to Adjusted EBITDA.

Revenue and Gross Profit

Revenue increased $143.6 million, or 44.2%, to $468.7 million in 2023 compared to revenue of $324.8 million in the same period of 2022 primarily due to $125.3 million of revenue in the first quarter of 2023 with no comparable amount in 2022 due to the inclusion of Lawson operations beginning on the Merger Date and not including any Lawson operations prior to the Merger Date. The remaining increase was primarily driven by strengthening sales to Lawson's strategic and governmental customers and automotive end market customers from a combination of organic growth and the realization of price increases enacted throughout 2022 and 2023 to offset rising supplier costs.

Gross profit increased $94.7 million, or 55.5%, to $265.5 million in 2023 compared to gross profit of $170.8 million in the same period of 2022 primarily due to $70.9 million of gross profit in the first quarter of 2023 with no comparable amount in 2022 due to the inclusion of Lawson operations beginning on the Merger Date and not including any Lawson operations prior to the Merger Date. The remaining increase was primarily the result of increased sales volume, price increases and lower net freight expense and spreading operating expenses over a higher sales level. Lawson gross profit as a percent of revenue was 56.6% in 2023 compared to gross profit as a percent of revenue of 52.6% in the prior year period. The gross profit margin percentage improvement for 2023 was primarily the result of price increases, lower net freight expense and leveraging operating expenses over a higher sales base. The gross profit margin percentage for the same period of 2022 was impacted by increased supplier costs from inflation and supply chain disruptions and a sales shift toward lower margin customers. Gross profit margin for 2022 was also impacted by an inventory charge of $1.7 million to reduce inventory related to discontinued products where the anticipated net realizable value was lower than the cost reflected in our records and the amortization of the fair value step-up of inventory of $1.9 million related to the Mergers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of compensation and support for Lawson sales representatives as well as expenses to operate Lawson's distribution network and overhead expenses.

Selling, general and administrative expenses increased $68.7 million to $233.0 million in 2023 compared to Selling, general and administrative expenses of $164.2 million in the same period of 2022 primarily due to $62.7 million of Selling, general and administrative expenses in the first quarter of 2023 with no comparable amount in 2022 due to the inclusion of Lawson operations beginning on the Merger Date and not including any Lawson operations prior to the Merger Date.

Adjusted EBITDA

During 2023, Lawson generated Adjusted EBITDA of $63.7 million, an increase of 108.2% or $33.1 million from the same period a year ago primarily due to $18.5 million of Adjusted EBITDA in the first quarter of 2023 with no comparable amount in 2022 due to the inclusion of Lawson operations beginning on the Merger Date and not including any Lawson operations prior to the Merger Date and increased revenue and gross profit margin partially offset by an increase in Selling, general and administrative expenses.

Supplemental Information

For management to discuss Lawson's operating results on a comparable basis, Lawson's GAAP results of operations were adjusted to include Lawson's historical pre-merger components of operating income, prior to the April 1, 2022 Merger Date, along with pre-merger pro forma adjustments prepared under SEC Regulation S-X Article 11, in order to reflect the total operating activities attributable to Lawson for each period presented. These pro forma results presented in the table below are referred to within this supplemental results of operations discussion as "pro forma".

	Year Ended December 31,		Change
(Dollars in thousands)	2023	Pro Forma 2022(1)	Amount	%

Revenue from external customers	$468,379	$429,685	$38,694	9.1%
Intersegment revenue	332	—	332	—%
Revenue	$468,711	$429,685	$39,026	9.1%
Cost of goods sold	203,251	203,401	(150)	(0.1)%
Gross profit	265,460	226,284	39,176	17.3%
Selling, general and administrative expenses	232,962	212,738	20,224	9.7%
Operating income (loss)	$32,498	$13,546	$18,952	107.5%
Gross profit margin	56.6%	52.7%

Adjusted EBITDA(2)	$63,663	$38,626	$25,037	64.8%
(1)For comparability purposes, Lawson's GAAP results of operations were adjusted to include the historical unaudited results of Lawson prior to the Merger Date and certain pro-forma adjustments including the incremental expense related to the fair value adjustment of share-based compensation awards and incremental depreciation and amortization expense related to the fair value adjustments of property, plant and equipment and identifiable intangible assets. Refer to the section Factors Affecting Comparability to Prior Periods and the section Supplemental Information - Lawson Pro Forma Operating Income and Non-GAAP Adjusted EBITDA for more information related to the calculation of adjusted amounts.
(2)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of operating income to Adjusted EBITDA.

Revenue and Gross Profit

Revenue increased $39.0 million, or 9.1%, to $468.7 million in 2023 compared to pro forma revenue of $429.7 million in the same period of 2022. The increase was primarily driven by strengthening sales to Lawson's strategic and governmental customers of $25.2 million and automotive end market customers of $13.5 million from a combination of organic growth and the realization of price increases enacted throughout 2022 and 2023 to offset rising supplier costs.

Gross profit increased $39.2 million to $265.5 million in 2023 compared to pro forma gross profit of $226.3 million in the same period of 2022 primarily as a result of increased sales volume and price increases, which contributed to an increase in gross profit of $29.4 million, lower net freight expense of $2.9 million, lower expense for write-offs of obsolete and excess inventory of $3.2 million and spreading operating expenses over a higher sales level. Lawson gross profit as a percent of revenue was 56.6% in 2023 compared to pro forma gross profit as a percent of pro forma revenue of 52.7% in the prior year period. The gross profit margin percentage improvement for 2023 was primarily the result of price increases, lower net freight costs, lower expense for write-offs of obsolete and excess inventory and leveraging operating costs over a higher sales base. The pro forma gross profit margin percentage for the same period of 2022 was impacted by increased supplier costs from inflation and supply chain disruptions and a sales shift toward lower margin customers. Pro forma gross profit margin for 2022 was also impacted by an inventory charge of $1.7 million to reduce inventory related to discontinued products where the anticipated net realizable value was lower than the cost reflected in our records and the amortization of the fair value step-up of inventory of $1.9 million related to the Mergers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of compensation and support for Lawson sales representatives as well as expenses to operate Lawson's distribution network and overhead expenses.

Selling, general and administrative expenses increased $20.2 million to $233.0 million in 2023 compared to pro forma Selling, general and administrative expenses of $212.7 million in the same period of 2022. The increase was primarily driven by additional depreciation and amortization of $9.2 million as a result of the fair value step-up adjustments related to the reverse merger acquisition accounting and higher stock-based compensation of $12.2 million due to expense of $7.9 million in 2023 and a benefit of $4.2 million realized in 2022, partially offset by lower acquisition related costs of $4.7 million in 2023 compared to the same period of 2022.
Adjusted EBITDA

During 2023, Lawson generated Adjusted EBITDA of $63.7 million, an increase of 64.8% or $25.0 million from the same period a year ago primarily driven by increased revenue and gross profit margin partially offset by an increase in Selling, general and administrative expenses.

TestEquity Segment

	Year Ended December 31,		Change
(Dollars in thousands)	2023	2022	Amount	%

Revenue from external customers	$641,643	$392,358	$249,285	63.5%
Intersegment revenue	125	—	125	—%
Revenue	641,768	392,358	249,410	63.6%
Cost of goods sold	499,916	302,980	196,936	65.0%
Gross profit	141,852	89,378	52,474	58.7%
Selling, general and administrative expenses	158,317	78,003	80,314	103.0%
Operating income (loss)	$(16,465)	$11,375	$(27,840)	(244.7)%
Gross profit margin	22.1%	22.8%

Adjusted EBITDA(1)	$43,283	$34,736	$8,547	24.6%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of operating income (loss) to Adjusted EBITDA.

Revenue and Gross Profit

Revenue increased $249.4 million, or 63.6%, to $641.8 million in 2023 compared to $392.4 million in the same period in 2022. The increase was primarily driven by $273.4 million of revenue generated from acquisitions completed in 2023 and 2022 offset by a $24.0 million decline in legacy TestEquity revenue due to a slowdown in the test and measurement market, primarily caused by tightening of capital budgets in TestEquity's customer base and softening in the EPS end markets.

Gross profit increased $52.5 million to $141.9 million in 2023 compared to $89.4 million in the same period of 2022 primarily as a result of the inclusion of the acquisitions completed in 2023 and 2022, which generated $57.9 million of additional gross profit during 2023 offset by a decline in legacy TestEquity revenue. TestEquity gross profit as a percent of revenue decreased to 22.1% in 2023 compared to 22.8% in the prior year primarily due to the amortization of the fair value step-up of inventory of $3.6 million related to the Hisco Transaction and a shift in sales mix from the lower gross margin rates from the 2022 and 2023 acquisitions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of compensation and support for TestEquity's sales representatives and expenses to operate TestEquity's distribution network and overhead expenses.

Selling, general and administrative expenses increased $80.3 million to $158.3 million in 2023 compared to $78.0 million in the same period of 2022. Approximately $68.8 million of the increased expenses, including depreciation, was driven by the acquisitions completed in 2023 and 2022 of which $22.8 million was related to the Hisco retention bonuses. The remaining increase in Selling, general and administrative expenses of $11.5 million is primarily due to $4.6 million of additional amortization of intangible assets acquired through the Hisco acquisition, $1.4 million of higher acquisition related expenses and $5.5 million of higher expenses for health insurance, allowance for doubtful accounts and other professional services.

Adjusted EBITDA

During 2023, TestEquity generated Adjusted EBITDA of $43.3 million, an increase of $8.5 million from the same period a year ago with approximately $19.7 million driven by the acquisitions completed in 2023 and 2022 partially offset by $7.3 million due to lower gross profit margin on lower legacy TestEquity revenue and $3.9 million primarily due to higher expenses for health insurance, allowance for doubtful accounts and other professional services.

Gexpro Services Segment

	Year Ended December 31,		Change
(Dollars in thousands)	2023	2022	Amount	%

Revenue from external customers	$404,490	$385,326	$19,164	5.0%
Intersegment revenue	1,243	—	1,243	—%
Revenue	405,733	385,326	20,407	5.3%
Cost of goods sold	284,664	272,462	12,202	4.5%
Gross profit	121,069	112,864	8,205	7.3%
Selling, general and administrative expenses	94,069	91,573	2,496	2.7%
Operating income (loss)	$27,000	$21,291	$5,709	26.8%
Gross profit margin	29.8%	29.3%

Adjusted EBITDA(1)	$45,191	$43,206	$1,985	4.6%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of operating income to Adjusted EBITDA.

Revenue and Gross Profit

Revenue increased $20.4 million, or 5.3%, to $405.7 million in 2023 compared to $385.3 million in the same period of 2022. The increase was primarily driven by strengthening sales within Gexpro Services' Aerospace & Defense, Industrial Power, and Transportation end markets of $7.3 million, $17.7 million and $4.9 million, respectively, partially offset by continued softness in the Technology/Semiconductor end markets of $24.5 million. The increase also came from a combination of organic growth and the realization of price increases enacted throughout 2022 and 2023 to offset rising supplier costs.

Gross profit increased $8.2 million to $121.1 million in 2023 compared to $112.9 million in the same period of 2022 primarily as a result of increased sales volume and price increases and lower net freight expense of $6.1 million partially offset by an increase in expense for write-offs for obsolete and excess inventory of $3.6 million and higher freight capitalization of $0.5 million. Gexpro Services gross profit as a percent of revenue was 29.8% in 2023 compared to 29.3% in the prior year period. The gross profit margin percentage improvement for 2023 was primarily the result of price increases and lower net freight costs partially offset by higher expense for write-offs of obsolete and excess inventory.

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

Selling, general, and administrative expenses increased $2.5 million to $94.1 million in 2023 compared to $91.6 million in the same period of 2022. The increase was primarily driven by $1.7 million of additional expenses from the Frontier acquisition completed at the end of the first quarter of 2022 and additional compensation and product fulfillment costs to support the organic sales growth.

Adjusted EBITDA

During 2023, Gexpro Services generated Adjusted EBITDA of $45.2 million, an increase of $2.0 million, or 4.6% from the same period a year ago primarily driven by increased revenue and gross profit margin, partially offset by an increase in Selling, general, and administrative expenses.

Consolidated Non-operating Income and Expense

	Year Ended December 31,		Change
(Dollars in thousands)	2023	2022	Amount	%

Interest expense	$(42,774)	$(24,301)	$(18,473)	76.0%
Loss on extinguishment of debt	$—	$(3,395)	$3,395	N/M
Change in fair value of earnout liabilities	$758	$(483)	$1,241	N/M
Other income (expense), net	$(2,982)	$(670)	$(2,312)	N/M
Income tax expense (benefit)	$6,960	$5,531	$1,429	25.8%
N/M Not meaningful

Interest Expense

Interest expense increased $18.5 million in 2023 compared to the same period of 2022 primarily due to an increase in interest rates and higher borrowings related to the Hisco and other 2023 and 2022 acquisitions.

Loss on Extinguishment of Debt

The $3.4 million loss on extinguishment of debt in 2022 was primarily due to the write-off of previously capitalized financing costs as a result of the debt refinancing related to the Mergers.

Change in Fair Value of Earnout Liabilities

The $0.8 million benefit in 2023 related to the change in fair value of the earnout liabilities associated with the Frontier acquisition and the Hisco Transaction. The $0.5 million expense in 2022 primarily related to the change in fair value of the earnout derivative liability associated with the earnout provisions of the Merger Agreements and the Frontier earnout. Refer to Note 8 – Earnout Liabilities and Note 3 – Business Acquisitions within Item 8. Financial Statements and Supplementary Data for information about the earnout liabilities.

Other Income (Expense), Net

Other income (expense), net consists of effects of changes in foreign currency exchange rates, interest income, net and other non-operating income and expenditures. The $2.3 million change in 2023 compared to the same period of 2022 was partly due to unfavorable changes in foreign currency exchange rates and other insignificant changes in other non-operating income and expenditures.

Income Tax Expense (Benefit)

Income tax expense was $7.0 million, a (346.8)% effective tax rate for the year ended December 31, 2023 compared to income tax expense of $5.5 million and a 42.8% effective tax rate for the prior year. The change in the year-over-year effective tax rate was primarily due to an increase in the partial valuation allowance against our excess interest expense carryforward balance, state taxes, foreign income and a pre-tax loss in the current year. The 2022 income tax was also impacted by the creation of a consolidated group for federal income tax purposes as a result of the completion of the Mergers.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $83.9 million on December 31, 2023 compared to $24.6 million on December 31, 2022.

The Company believes its current balances of cash and cash equivalents, availability under its 2023 Amended Credit Agreement and cash flows from operations will be sufficient to meet its liquidity needs for the next twelve months. As of December 31, 2023, the Company had $83.9 million of cash and cash equivalents and $198.3 million of borrowing availability remaining, net of outstanding letters of credit, under the 2023 Amended Credit Agreement.

On June 2, 2023, the Company raised net proceeds of approximately $98.5 million from the Rights Offering, in which 4,444,444 shares of DSG common stock were sold at a purchase price of $22.50 per share. On June 8, 2023, the Company borrowed $305 million under the incremental term loan of the 2023 Amended Credit Agreement. The Company used these combined proceeds primarily to fund the Hisco Transaction and to pay down its revolving credit facility.

Our primary short-term and long-term liquidity and capital resource needs are to finance operating expenses, working capital, capital expenditures, potential business acquisitions, strategic initiatives and general corporate purposes. Our current debt obligations under the 2023 Amended Credit Agreement mature in April 2027. Required principal payments on the 2023 Amended Credit Agreement for the next twelve months are $30.3 million. Refer to Note 9 – Debt within Item 8. Financial Statements and Supplementary Data for additional information related to our debt obligations. Access to debt capital markets has historically provided the Company with sources of liquidity, beyond normal operating cash flows. We do not anticipate having difficulty in obtaining financing from those markets in the future, however, we cannot provide assurance that unforeseen events or events beyond our control (such as a potential tightening of debt capital markets) will not have a material adverse impact on our liquidity.

Sources and Uses of Cash

The following table presents a summary of our cash flows:

(in thousands)	December 31, 2023	December 31, 2022	Change
Net cash provided by (used in) operating activities	$102,286	$(11,029)	$113,315
Net cash provided by (used in) investing activities	$(278,523)	$(126,688)	$(151,835)
Net cash provided by (used in) financing activities	$250,406	$148,461	$101,945

Cash Provided by (Used in) Operating Activities

Net cash provided by operations for the year ended December 31, 2023 was $102.3 million primarily due to non-cash items, partially offset by a net loss and improvements in working capital.

Net cash used in operations for the year ended December 31, 2022 was $11.0 million, excluding non-cash items, primarily due to increased accounts receivables driven by higher sales and increased inventories due to increased supplier costs driven by inflation and global supply chain disruptions.

Cash Provided by (Used in) Investing Activities

Net cash used in investing activities for the year ended December 31, 2023 was $278.5 million, primarily due to the Hisco Transaction, as well as purchases of property, plant and equipment and rental equipment which was partially offset by the sale of rental equipment.

Net cash used in investing activities for the year ended December 31, 2022 was $126.7 million, primarily due to acquisitions completed by TestEquity and Gexpro Services, as well as purchases of property, plant and equipment and rental equipment which was partially offset by the sale of rental equipment.

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the year ended December 31, 2023 was $250.4 million due to proceeds from the 2023 Amended Credit Agreement and the Rights Offering partially offset by repayment of previous indebtedness and principal payments on the term loans. In conjunction with the Hisco Transaction, the Company borrowed $305.0 million under the incremental term loan facility on June 8, 2023 and raised approximately $98.5 million, net of offering costs, through the Rights Offering which closed during the second quarter of 2023. During 2023, deferred financing costs of $3.4 million were incurred related to the 2023 Amended Credit Agreement.

Net cash provided by financing activities for the year ended December 31, 2022 was $148.5 million, primarily due to proceeds from term loans and revolving credit facilities to finance the Mergers and other acquisitions, partly offset by repayment of previous indebtedness. Deferred financing costs of $12.0 million were incurred during 2022 related to these financing activities.

Financing and Capital Requirements

Credit Facility

On June 8, 2023, in connection with the Hisco Transaction, DSG entered into the First Amendment, which amended and replaced the Amended and Restated Credit Agreement dated April 1, 2022 with the 2023 Amended Credit Agreement, and provided for a $305 million incremental term loan facility. The 2023 Amended Credit Agreement also provides for the Company to increase the commitments from time to time by up to $200 million in the aggregate, subject to, among other things, receipt of additional commitments from existing and/or new lenders and pro forma compliance with certain financial covenants.

The 2023 Amended Credit Agreement includes a $200 million senior secured revolving credit facility, a $250 million senior secured initial term loan facility, a $305 million incremental term loan and a $50 million senior secured delayed draw term loan facility. Refer to Note 9 – Debt within Item 8. Financial Statements and Supplementary Data for a description of the 2023 Amended Credit Agreement.

On December 31, 2023, we had $574.7 million in outstanding borrowings under the 2023 Amended Credit Agreement and $198.3 million of borrowing availability remaining, net of outstanding letters of credit, under the senior secured revolving credit facility component.

As of December 31, 2023, we were in compliance with all financial covenants under our 2023 Amended Credit Agreement. While we were in compliance with our financial covenants as of December 31, 2023, failure to meet the covenant requirements of the 2023 Amended Credit Agreement in future quarters could lead to higher financing costs and increased restrictions, reduce or eliminate our ability to borrow funds, or accelerate the payment of our indebtedness and could have a material adverse effect on our business, financial condition and results of operations.

Purchase Commitments

As of December 31, 2023, we had contractual commitments to purchase approximately $146 million of products from our suppliers and contractors over the next twelve months.

Capital Expenditures

During the year ended December 31, 2023, total capital expenditures for property, plant and equipment and rental equipment were $24.7 million excluding proceeds from the sale of rental equipment. The Company expects to spend approximately $16 million to $20 million for capital expenditures during 2024 to support ongoing operations.

Stock Repurchase Program

The Company's Board of Directors previously authorized a stock repurchase program that permits the Company to repurchase its common stock. The timing and the amount of any repurchases will be determined by management under parameters established by the Board of Directors and depend on various factors including an evaluation of our stock price, corporate and regulatory requirements, capital availability and other market conditions. In December 2023, the Board of Directors increased the existing repurchase program by $25.0 million bringing the total authorized to $37.5 million.

During 2023, the Company repurchased 138,725 shares of DSG common stock at an average cost of $26.09 per share for a total cost of $3.6 million. During 2022, the Company repurchased 108,178 shares of DSG common stock at an average cost of $17.93 per share for a total cost of $1.9 million. The remaining availability for stock repurchases under the program was $29.0 million at December 31, 2023. See Note 11 – Stockholders' Equity within Item 8. Financial Statements and Supplementary Data for further information.

Retention Bonuses

As part of the Purchase Agreement, DSG will also pay $37.5 million in cash or DSG common stock in retention bonuses to certain Hisco employees that remain employed with Hisco or its affiliates for at least twelve months after the closing of the Hisco Transaction. Pursuant to the Purchase Agreement, the Company paid $1.8 million of the retention bonuses during 2023 and will pay $34.6 million during 2024, with the remaining balance of $1.1 million to be paid in 2025.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

We have disclosed our significant accounting policies in Note 2 – Summary of Significant Accounting Policies within Item 8. Financial Statements and Supplementary Data. The following provides information on the accounts requiring more significant estimates.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following information is presented in this item:

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Distribution Solutions Group, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheet of Distribution Solutions Group, Inc., (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 7, 2024 expressed an unqualified opinion.

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Business Acquisition – HIS Company, Inc. – Valuation of acquired Intangible Assets
As described further in Note 3 to the financial statements, the Company acquired HIS Company, Inc. on June 8, 2023, for a total purchase price of approximately $267.3 million, net of cash acquired. The Company allocated the purchase price, on a preliminary basis, to the assets acquired and liabilities assumed based on their respective fair values, including identified intangible assets of $65.3 million.

The principal considerations for our determination that the valuation of acquired customer relationships and trade names is a critical audit matter are (i) the significant judgment by management when determining assumptions used in the fair value measurement of acquired intangible assets and (ii) the high degree of auditor judgment and subjectivity in performing procedures and evaluating management’s significant assumptions relating to the projected forecasted information including revenue growth rate, weighted average cost of capital (WACC), royalty rate, and customer attrition rate.

Our audit procedures related to the valuation of the acquired intangible assets included the following, among others:

(i) we tested the design and operating effectiveness of the controls over the Company’s acquisition and valuation process, including review of the valuation model, significant assumptions used, and the completeness and accuracy of the underlying data used

(ii) we reviewed the projected forecasted information including forecasted revenue growth rate by assessing the reasonableness of management’s forecasts compared to historical results and forecasted industry trends

(iii) with the assistance of our valuation specialists, we assessed the assumptions and methodologies used in developing the WACC, royalty rates, and customer attrition rates by developing a range of independent estimates and comparing those to the rates selected by management. We also involved our valuation specialists to validate the assumptions and methodologies used in valuing the intangible assets.

/s/ GRANT THORNTON LLP

We have served as the Company's auditor since 2023.

Los Angeles, California
March 7, 2024

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Distribution Solutions Group, Inc.
Chicago, Illinois

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Distribution Solutions Group, Inc. (the “Company”) as of December 31, 2022, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO USA, P.C.

We served as the Company's auditor from 2022 to 2023.

Chicago, Illinois

March 14, 2023, except for effects of the Stock Split described in Notes 1 and 11, as to which the date is March 7, 2024

Distribution Solutions Group, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$83,931	$24,554
Restricted cash	15,695	186
Accounts receivable, less allowances of $2,120 and $1,513, respectively	213,448	166,301
Inventories	315,984	264,374
Prepaid expenses and other current assets	28,272	22,773
Total current assets	657,330	478,188
Property, plant and equipment, net	113,811	64,395
Rental equipment, net	24,575	27,139
Goodwill	399,925	348,048
Deferred tax asset, net	95	189
Intangible assets, net	253,834	227,994
Cash value of life insurance	18,493	17,166
Right of use operating lease assets	76,340	46,755
Other assets	5,928	5,736
Total assets	$1,550,331	$1,215,610
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$98,674	$80,486
Current portion of long-term debt	32,551	16,352
Current portion of lease liabilities	13,549	9,964
Accrued expenses and other current liabilities	97,241	62,677
Total current liabilities	242,015	169,479
Long-term debt, less current portion, net	535,881	395,825
Lease liabilities	67,065	39,828
Deferred tax liability, net	18,326	23,834
Other liabilities	25,443	23,649
Total liabilities	888,730	652,615
Commitments and contingencies (Note 15)
Stockholders’ equity(1):
Preferred stock, $1 par value:
Authorized - 500,000 shares, issued and outstanding - None	—	—
Common stock, $1 par value:
Authorized - 70,000,000 shares Issued - 47,535,618 and 39,460,724 shares, respectively Outstanding - 46,758,359 and 38,833,568 shares, respectively	46,758	38,834
Capital in excess of par value	671,154	572,379
Retained deficit	(34,707)	(25,736)
Treasury stock - 777,259 and 627,156 shares, respectively	(16,434)	(12,526)
Accumulated other comprehensive income (loss)	(5,170)	(9,956)
Total stockholders’ equity	661,601	562,995
Total liabilities and stockholders’ equity	$1,550,331	$1,215,610
(1) The accompanying Consolidated Financial Statements and notes thereto have been retroactively adjusted to reflect the two-for-one stock split completed in August 2023. See Note 1 – Nature of Operations and Basis of Presentation for details.

See notes to Consolidated Financial Statements

Distribution Solutions Group, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in thousands, except per share data)

	Year Ended December 31,
	2023	2022
Revenue	$1,570,402	$1,151,422
Cost of goods sold	1,018,527	760,524
Gross profit	551,875	390,898

Selling, general and administrative expenses	508,884	349,112
Operating income (loss)	42,991	41,786

Interest expense	(42,774)	(24,301)
Loss on extinguishment of debt	—	(3,395)
Change in fair value of earnout liabilities	758	(483)
Other income (expense), net	(2,982)	(670)

Income (loss) before income taxes	(2,007)	12,937
Income tax expense (benefit)	6,960	5,531

Net income (loss)	$(8,967)	$7,406

Basic income (loss) per share of common stock(1)	$(0.20)	$0.22

Diluted income (loss) per share of common stock(1)	$(0.20)	$0.21

Comprehensive income (loss)
Net income (loss)	$(8,967)	$7,406
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	4,906	(11,525)
Other	(120)	—
Comprehensive income (loss)	$(4,181)	$(4,119)
(1) The accompanying Consolidated Financial Statements and notes thereto have been retroactively adjusted to reflect the two-for-one stock split completed in August 2023. See Note 1 – Nature of Operations and Basis of Presentation for details.

See notes to Consolidated Financial Statements

Distribution Solutions Group, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands, except share data)

	Common Stock(1)		Capital in Excess of Par Value(1)			Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Outstanding Shares	$1 Par Value		Retained Deficit	Treasury Stock
Balance at January 1, 2022	20,589,648	$20,636	$186,739	$(33,142)	$(10,033)	$1,569	$165,769
Net income (loss)	—	—	—	7,406	—	—	7,406
Foreign currency translation adjustment	—	—	—	—	—	(11,525)	(11,525)
Stock-based compensation	—	—	1,505	—	—	—	1,505
Shares issued	135,927	135	(135)	—	—	—	—
Deemed consideration for reverse acquisition	18,240,334	18,240	333,251	—	—	—	351,491
Reclassification of issuable shares from earnout derivative liability	—	—	43,624	—	—	—	43,624
Fair value adjustment of stock-based compensation awards	—	—	1,910	—	—	—	1,910
Repurchases of common stock	(108,178)	(108)	108	—	(1,940)	—	(1,940)
Tax withholdings related to net share settlements of stock-based compensation awards	(24,163)	(24)	57	—	(553)	—	(520)
Settlement of related party liability	—	—	5,276	—	—	—	5,276
Other	—	(45)	44	—	—	—	(1)
Balance at December 31, 2022	38,833,568	$38,834	$572,379	$(25,736)	$(12,526)	$(9,956)	$562,995
Net income (loss)	—	—	—	(8,967)	—	—	(8,967)
Foreign currency translation adjustment	—	—	—	—	—	4,906	4,906
Stock-based compensation	—	—	3,732	—	—	—	3,732
Stock-based compensation liability paid in shares	—	—	227	—	—	—	227
Shares issued	85,842	86	(86)	—	—	—	—
Shares issued - earnout	3,400,000	3,400	(3,400)	—	—	—	—
Issuance of common stock in rights offering	4,444,444	4,444	94,025	—	—	—	98,469
Shares issued through employee share purchase plan	144,608	144	3,109	—	—	—	3,253
Compensation expense related to employee share purchase plan	—	—	427	—	—	—	427
Repurchases of common stock	(138,725)	(139)	139	—	(3,619)	—	(3,619)
Tax withholdings related to net share settlements of stock-based compensation awards	(11,378)	(11)	11	—	(287)	—	(287)
Other	—	—	591	(4)	(2)	(120)	465
Balance at December 31, 2023	46,758,359	$46,758	$671,154	$(34,707)	$(16,434)	$(5,170)	$661,601
(1) The accompanying Consolidated Financial Statements and notes thereto have been retroactively adjusted to reflect the two-for-one stock split completed in August 2023. See Note 1 – Nature of Operations and Basis of Presentation for details.

See notes to Consolidated Financial Statements

Distribution Solutions Group, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2023	2022
Operating activities
Net income (loss)	$(8,967)	$7,406
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	63,588	45,186
Amortization of debt issuance costs	2,420	1,888
Extinguishment of debt	—	3,395
Stock-based compensation	7,940	2,448
Compensation expense related to employee share purchases	427	—
Deferred income taxes	(8,028)	(2,406)
Change in fair value of earnout liabilities	(758)	483
Gain on sale of rental equipment	(2,675)	(3,632)
Loss on sale of property, plant and equipment	294	—
Charge for step-up of acquired inventory	3,582	2,866
Net realizable value adjustment and write-offs for obsolete and excess inventory	8,990	4,608
Bad debt expense	784	795
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	18,020	(21,771)
Inventories	(1,236)	(42,404)
Prepaid expenses and other current assets	931	(1,874)
Accounts payable	3,048	(8,839)
Accrued expenses and other current liabilities	13,667	4,492
Other changes in operating assets and liabilities	259	(3,670)
Net cash provided by (used in) operating activities	102,286	(11,029)
Investing activities
Purchases of property, plant and equipment	(15,337)	(8,307)
Business acquisitions, net of cash acquired	(259,835)	(115,343)
Purchases of rental equipment	(9,341)	(11,794)
Proceeds from sale of rental equipment	5,990	8,756
Net cash provided by (used in) investing activities	(278,523)	(126,688)
Financing activities
Proceeds from revolving lines of credit	180,982	383,489
Payments on revolving lines of credit	(302,083)	(320,751)
Proceeds from term loans	305,000	445,630
Payments on term loans	(26,375)	(335,305)
Deferred financing costs	(3,419)	(11,956)
Proceeds from rights offering, net of offering costs of $1,531	98,469	—
Repurchase of common stock	(3,619)	(1,940)
Shares repurchased held in treasury	(287)	(520)
Proceeds from employees for share purchases	3,253	—
Payment of financing lease principal	(515)	(429)
Payment of earnout	(1,000)	—
Payment on seller's note	—	(9,757)
Net cash provided by (used in) financing activities	250,406	148,461
Effect of exchange rate changes on cash and cash equivalents	717	(675)
Increase (decrease) in cash, cash equivalents and restricted cash	74,886	10,069
Cash, cash equivalents and restricted cash at beginning of period	24,740	14,671
Cash, cash equivalents and restricted cash at end of period	$99,626	$24,740
Cash and cash equivalents	$83,931	$24,554
Restricted cash	15,695	186
Total cash, cash equivalents and restricted cash	$99,626	$24,740
See notes to Consolidated Financial Statements

Distribution Solutions Group, Inc.
Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)

	Year Ended December 31,
	2023	2022

Supplemental disclosure of cash flow information
Net cash paid for income taxes	$12,422	$13,813
Net cash paid for interest	$38,048	$22,153
Net cash paid for interest on supply chain financing	$2,581	$1,291

Non-cash activities:
Fair value of common stock exchanged for reverse acquisition	$—	$351,491
Settlement of related party obligations	$—	$5,276
Right of use assets obtained in exchange for finance lease liabilities	$616	$886
Right of use assets obtained in exchange for operating lease liabilities	$19,424	$14,634
Seller's note issued as purchase consideration	$—	$1,169

See notes to Consolidated Financial Statements

Distribution Solutions Group, Inc.
Notes to Consolidated Financial Statements

Note 1 – Nature of Operations and Basis of Presentation

Organization

Distribution Solutions Group, Inc. ("DSG"), a Delaware corporation, is a global specialty distribution company providing value added distribution solutions to the maintenance, repair and operations ("MRO"), original equipment manufacturer ("OEM") and industrial technology markets. DSG has three principal operating companies: Lawson Products, Inc. ("Lawson"), TestEquity Acquisition, LLC ("TestEquity") and 301 HW Opus Holdings, Inc., conducting business as Gexpro Services ("Gexpro Services"). The complementary distribution operations of Lawson, TestEquity and Gexpro Services were combined on April 1, 2022 to create a global specialty distribution company. A summary of the Mergers (as defined below), including the legal entities party to the transactions and the stock consideration, is presented below.

Unless the context requires otherwise, references in this Annual Report on Form 10-K to “DSG”, the “Company”, "we", "our" or "us" refer to Distribution Solutions Group, Inc., and all entities consolidated in the accompanying consolidated financial statements.

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

TestEquity is a distributor of test and measurement equipment and solutions, industrial and electronic production supplies, vendor managed inventory programs, and converting, fabrication and adhesive solutions from its leading manufacturer partners supporting the aerospace and defense, wireless and communication, semiconductors, industrial electronics and automotive, and electronics manufacturing industries.

Gexpro Services is a global supply chain solutions provider, specializing in the development of mission critical production line management, aftermarket and field installation programs.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts and transactions of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

2023 Stock Split

On August 15, 2023, DSG announced that its Board of Directors approved and declared a two-for-one stock split (the “Stock Split”) which entitled each stockholder of record as of the close of business on August 25, 2023 to receive one additional share of DSG common stock for each share of DSG common stock then-held. The additional shares were distributed after the close of trading on August 31, 2023, and shares of DSG common stock began trading at the split-adjusted basis on September 1, 2023. Accordingly, all share and per share amounts have been retroactively adjusted to reflect the impact of the Stock Split for all periods presented herein. Refer to Note 11 – Stockholders' Equity for additional information about the Stock Split.

2022 Mergers

The Mergers were accounted for as a reverse merger under the acquisition method of accounting in accordance with the accounting guidance for reverse acquisitions as provided in Accounting Standards Codification ("ASC") 805, Business Combinations ("ASC 805"). Under this guidance, TestEquity and Gexpro Services were treated as a combined entity as the accounting acquirer for financial reporting purposes, and DSG was identified as the accounting acquiree. This determination was primarily made as TestEquity and Gexpro Services were under the common control of an entity that owns a majority of the voting rights of the combined entity, and therefore, only DSG experienced a change in control. Accordingly, the consolidated financial statements for the year ended December 31, 2022 reflect the results of operations and financial position of TestEquity and Gexpro Services on a consolidated basis, and the results of operations of DSG's legacy Lawson business are only included subsequent to the April 1, 2022 Merger Date. The combined operations of all three entities are included in the consolidated financial statements for the year ended December 31, 2023. The financial statements as of December 31, 2023 and 2022 reflect the financial position of TestEquity, Gexpro Services and DSG's legacy Lawson business on a consolidated basis.

Note 2 – Summary of Significant Accounting Policies

Revenue Recognition —

Revenue from Contracts with Customers: Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring a product or providing a service. A majority of the Company’s revenue is short cycle in nature with shipments within one year of the order. A small portion of the Company’s revenue derives from contracts extending over one year and in some cases may have optional renewal terms if both parties agree to renew. The Company’s payment terms generally range between 10 to 120 days and vary by contract, the types of products sold and the volume of products sold, among other factors. Revenue includes product sales, services and billings for shipping charges, net of discounts, expected returns, rebates and sales tax. Estimates for rebates and expected returns is based on historical experience. The Company includes shipping costs billed to customers in Revenue and the related shipping costs in Cost of goods sold in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Performance Obligations: A majority of the Company’s contracts have a performance obligation which represents, in most cases, the product being sold to the customer. Some contracts include a second performance obligation to provide additional Vendor Managed Inventory ("VMI") services primarily related to monitoring and stocking. Although the Company has identified that it offers some customers both a product and a service obligation, the customer only receives one invoice per transaction with no price allocation between these obligations. The Company does not price its offerings based on any allocation between these obligations.

A portion of the Company’s contracts offer assurance-type warranties in connection with the sale of a product to the customer. Assurance-type warranties provide a customer with assurance that the related product will function as parties intended because it complies with the agreed-upon specifications. Such warranties are not significant and do not represent a separate performance obligation.

Select contracts with customers include variable consideration primarily related to volume rebates if predetermined thresholds are met. The Company estimates variable consideration using the expected-value method considering all reasonably available information, including experience, current, historical, and forecasted. Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved.

Over 95% of the Company’s performance obligations are recognized at a point in time, rather than over time, as the Company completes its performance obligations. Specifically, revenue is recognized when control transfers to the customer, typically upon shipment or receipt by the customer. Less than 5% of the Company's revenue is recognized over time and relates to services, in which the Company transfers control of a good or service over time and the customer simultaneously receives and consumes the benefits. That portion of expected consideration is deferred until the time that those services have been provided and the related performance obligations have been satisfied. At December 31, 2023 and 2022, the deferred consideration for the service performance obligations that have not been satisfied was insignificant and will be recognized within twelve months of the respective balance sheet date.

For revenue recognized over time, the input method is utilized and is based on costs incurred relative to estimated total costs.

Contract Costs: The Company has adopted the practical expedient within ASC 340, Other Assets and Deferred Costs ("ASC 340"), to recognize incremental costs to obtain a contract, primarily employee related costs, as expense when incurred since the amortization period of the asset that the Company otherwise would have recognized is one year or less.

Rental Revenue: The Company determines if a contract contains a lease at inception. A contract contains a lease if it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The Lawson and TestEquity segments operate as a lessor and rent certain equipment to customers through leases classified as operating leases under ASC 842, Leases ("ASC 842"). Lease revenue is recognized on a straight-line basis over the life of each lease. As there are trivial non-lease components, the Company has adopted the practical expedient not to separate the non-lease components that would be within the scope of ASC 606, Revenue from Contracts with Customers ("ASC 606") from the associated lease component as the relevant criteria under ASC 842 are met.

Cash, Cash Equivalents, and Restricted Cash — The Company considers all liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amount of the Company’s cash equivalents at December 31, 2023 and December 31, 2022 approximates fair value. Cash balances at individual banks may exceed the federally insured limit by the Federal Deposit Insurance Corporation (the “FDIC”). The Company has not experienced any material losses in such accounts.

Allowance for Doubtful Accounts — The Company evaluates the collectability of accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings, substantial down-grading of credit ratings), a specific reserve for bad debts is recorded against amounts due to reduce the receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes reserves for bad debts based on current and forecasted probability of collection, economic conditions, historical experience of bad debt write-offs as a percent of accounts receivable outstanding, and other significant events that may impact the collectibility of accounts receivable. Uncollected trade receivables are written off when identified to be unrecoverable.

Inventories — Inventories principally consist of purchased finished products and manufactured electronic equipment offered for resale stated at the lower of cost or net realizable value using the first-in-first-out method for the Lawson segment and primarily the weighted average method for the TestEquity and Gexpro Services segments. Most of our products are not exposed to the risk of obsolescence due to technology changes. However, some of our products do have a limited shelf life, and from time to time we add and remove items from our catalogs, brochures or website for marketing and other purposes.

To reduce the cost basis of inventory to a lower of cost or net realizable value, a write-down is recorded for slow-moving and obsolete inventory based on historical experience and monitoring of current inventory activity. Estimates are used to determine the necessity of recording these write-downs based on periodic detailed analysis using both qualitative and quantitative factors. As part of this analysis, the Company considers several factors including the inventories length of time on hand, historical sales, product shelf life, product life cycle, product category and product obsolescence. In general, depending on the product category, we write-down inventory with low turnover at higher rates than inventory with higher turnover.

Property, Plant and Equipment — Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation expense is computed primarily by the straight-line method for buildings, machinery and equipment, furniture and fixtures and vehicles. The Company estimates useful lives of 10 to 40 years for buildings and improvements, the shorter of the useful life of the assets or term of the underlying leases for leasehold improvements, and 2 to 10 years for machinery and equipment, furniture and fixtures and vehicles. Capitalized software is amortized over estimated useful lives of 3 to 5 years using the straight-line method. The costs of repairs, maintenance and minor renewals are charged to expense as incurred. Amortization of financing leases is included in depreciation expense. When property, plant and equipment are retired, sold, or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in the income from operations.

Rental Equipment — Rental equipment is stated at cost less accumulated depreciation and amortization. Expense is computed primarily by the straight-line method over an estimated useful life of 3 to 7 years. Upon sale or retirement of such assets, the related cost and accumulated depreciation are removed from the Consolidated Balance Sheets, and gains or losses are reflected in operating income (loss) within the Consolidated Statements of Operations and Comprehensive Income (Loss). The costs of repairs, maintenance and minor renewals are charged to expense as incurred.

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

Stock-Based Compensation — Compensation based on the share value of DSG common stock is valued at its fair value at the grant date and the expense is recognized over the vesting period. Fair value is re-measured each reporting period for liability-classified awards that may be redeemable in cash. The Company accounts for forfeitures of stock-based compensation in the period in which they occur.

Goodwill — The Company had $399.9 million of goodwill at December 31, 2023 and $348.0 million of goodwill at December 31, 2022. Goodwill represents the cost of business acquisitions in excess of the fair value of identifiable net tangible and intangible assets acquired. The Company reviews goodwill for potential impairment annually on October 1st, or when an event or other circumstances change that would more likely than not reduce the fair value of the asset below its carrying value.

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

Impairment of Long-Lived Assets — The Company reviews its long-lived assets, including property, plant and equipment, right of use assets and definite life intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. Recoverability is measured by a comparison of the assets carrying amount to their expected future undiscounted net cash flows. If such assets are considered to be impaired, the impairment to be recognized is measured based on the amount by which the carrying amount of the asset exceeds its fair value. No impairments occurred in 2023 or 2022.

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

Leases — The Company determines if a contract contains a lease at inception. A contract contains a lease if it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. At the commencement date of a lease, the Company recognizes a liability to make lease payments and a Right Of Use ("ROU") asset representing the right to use the underlying asset during the lease term. The Company includes options to extend or terminate a lease within the lease term when it is reasonably certain the option will be exercised. Leases are categorized as either operating or financing leases at commencement of the lease. Operating leases consist of office space, distribution and service centers, and Bolt branches. Financing leases primarily consist of equipment such as forklifts and copiers. The lease liability is measured at the present value of fixed lease payments over the lease term. The lease liability includes payments allocated to lease components, while payments allocated to non-lease components are expensed as incurred for all asset classes. The Company uses its incremental borrowing rate to discount the total cash payments to present value for each lease. The Company reviews each lease to determine if there is a more appropriate discount rate to apply. The initial measurement of the ROU asset includes the initial measurement of the lease liability, fixed lease payments made in advance of the lease commencement date and initial direct costs incurred by the Company and excludes lease incentives. Variable lease payments, such as payments based on an index rate or usage, are expensed as incurred and excluded from lease liabilities and ROU assets. Upon commencement of the lease, rent expense is recognized on a straight-line basis for each operating lease. Each financing lease ROU asset is amortized on a straight-line basis over the lease period. The Company has elected the practical expedient to exclude any short-term lease, defined as a lease with an initial term of 12 months or less, from the provisions of ASC 842. The short-term leases are not recorded in the consolidated balance sheets. The lease expense for short-term leases is recognized on a straight-line basis over the lease term.

The Lawson and TestEquity segments operate as a lessor and rent certain equipment to customers through leases classified as operating leases. The leased equipment is recognized in Rental equipment, net in the Consolidated Balance Sheets and the leasing revenue is recognized on a straight-line basis.

Earnings per Share — Basic earnings per share ("EPS") is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of shares of common stock and, if dilutive, common stock equivalents outstanding during the period. Diluted earnings per share reflect the potential dilution from the exercise or conversion of outstanding performance awards, stock options, market stock units and restricted stock awards into common stock. The dilutive effect of these common stock equivalents is reflected in diluted earnings per share by application of the treasury stock method. Contingently issuable shares are considered outstanding common shares and included in basic EPS as of the date that all necessary conditions have been satisfied (i.e., when issuance of the shares is no longer contingent). For diluted EPS, the contingently issuable shares should be included in the denominator of the diluted EPS calculation as of the beginning of the interim period in which the conditions are satisfied and the earnout arrangements have been resolved.

In accordance with ASC 260, Earnings per Share ("ASC 260"), the historical EPS was retrospectively adjusted to reflect the impact of the two-for-one stock split that occurred during 2023.

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

Gains and losses resulting from foreign intercompany transactions are included as a component of net income or loss each reporting period unless the transactions are of a long-term-investment nature and settlement is not planned or anticipated in the foreseeable future, in which case the gains and losses are recorded as a component of Accumulated other comprehensive income or loss in the Consolidated Balance Sheets. Foreign currency transaction losses of $1.5 million and $0.9 million were recorded for 2023 and 2022, respectively, as a component of Other income (expense) in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Treasury Stock — The Company repurchased 138,725 shares of its common stock during 2023 and 108,178 shares of its common stock during 2022 through its previously announced stock repurchase plan. The Company repurchased 11,378 shares of its common stock in 2023 and 24,163 shares of its common stock in 2022 from employees upon the vesting of restricted stock to offset the income taxes owed by those employees. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of stockholders’ equity. The cost of the common stock repurchased during 2023 and held in treasury was $3.9 million.

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

The Company has determined it has four operating segments: (i) Lawson, (ii) Gexpro Services, (iii) TestEquity and (iv) All Other. The Company’s three reportable segments include (i) Lawson, (ii) Gexpro Services and (iii) TestEquity. The Company’s CODM reviews the operating results of the segments for the purpose of allocating resources and evaluating financial performance.

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
Level 3 - Unobservable inputs that are supported by little or no market activity, may be derived from internally developed methodologies based on management's best estimate of fair value and that are significant to the fair value of the asset or liability.

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

Earnout Derivative Liability — The Company recorded an earnout derivative liability for the future contingent equity shares related to the TestEquity Holdback Shares and the Gexpro Services Holdback Shares provisions within the Merger Agreements. The contingently issuable shares are not indexed to DSG common stock and, therefore, are accounted for as liability classified instruments in accordance with ASC 815-40, Contracts in Entity’s Own Equity, as the events that determine the number of contingently issuable shares required to be released or issued, as the case may be, include events that are not solely indexed to the fair value of DSG common stock. The contingently issuable shares were initially measured at the Merger Date and were subsequently measured at each reporting date until settled, or when they met the criteria for equity classification. Changes in the fair value of the earnout derivative liability are recorded as a component of Change in fair value of earnout liability in the Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Use of Estimates — Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported for service revenue, service cost, allowance for doubtful accounts, inventory write-offs, goodwill and intangible assets valuation, stock-based compensation and income taxes in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Supplier Concentrations — During 2023 and 2022, TestEquity purchases of inventory from one unrelated supplier accounted for 5.4% and 10.3% of the Company's total inventory purchases, respectively.

Reclassifications — Certain prior period amounts have been reclassified to conform to the current period presentation, primarily relating to the presentation of accrued expenses and other liabilities. These reclassifications did not result in any changes to previously reported total assets, stockholder’s equity, and net income.

Recent Accounting Pronouncements - Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which revises the requirements for how an entity should measure credit losses on financial instruments. The pronouncement was effective for smaller reporting companies in fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and the new guidance will be applied on a prospective basis. The Company adopted this guidance January 1, 2023. The adoption had no material impact on the Company's financial condition, results of operations or cash flows.

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

Recent Accounting Pronouncements - Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The pronouncement is effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of ASU 2023-07 should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact that the adoption will have on its financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures to require greater disaggregation of income tax disclosures related to the income tax rate reconciliation and income taxes paid. The pronouncement is effective on a prospective basis for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of the adoption on its financial statement disclosures.

Note 3 – Business Acquisitions

Combination with TestEquity and Gexpro Services

On April 1, 2022, the Mergers were completed via all-stock merger transactions. Pursuant to the Merger Agreements, DSG issued an aggregate of 20.6 million shares of DSG common stock to the former owners of TestEquity and Gexpro Services. On March 20, 2023, an additional 3.4 million shares of DSG common stock were issued. Refer to Note 1 – Nature of Operations and Basis of Presentation for further information regarding the Mergers.

The business combination of Lawson, TestEquity and Gexpro Services combines three value added complementary distribution businesses. Lawson is a distributor of specialty products and services to the industrial, commercial, institutional, and governmental MRO marketplace. TestEquity is a distributor of parts and services to the industrial, commercial, institutional and governmental electronics manufacturing and test and measurement market. Gexpro Services is a provider of supply chain solutions, specializing in developing and implementing VMI and kitting programs to high-specification manufacturing customers. Gexpro Services provides critical products and services to customers throughout the lifecycle of highly technical OEM products. Refer to Note 1 – Nature of Operations and Basis of Presentation for more information on the nature of operations for these businesses.

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

Other Acquisitions

DSG and its operating companies acquired other businesses during the years ended December 31, 2023 and 2022. The acquisitions were accounted for under ASC 805, the acquisition method of accounting. For each acquisition, the allocation of consideration exchanged to the assets acquired and liabilities assumed was based on estimated acquisition-date fair values.

Purchase of HIS Company, Inc.

On June 8, 2023, DSG acquired all of the issued and outstanding capital stock of HIS Company, Inc., a Texas corporation ("Hisco" and the "Hisco Transaction"), a distributor of specialty products serving industrial technology applications, pursuant to a Stock Purchase Agreement dated March 30, 2023 (the "Purchase Agreement"). In connection with this transaction, DSG combined the operations of TestEquity and Hisco, further expanding the product and service offerings at TestEquity, as well as all of our operating businesses under DSG.

Hisco operates in 38 locations across North America, including its Precision Converting facilities that provide value-added fabrication and its Adhesive Materials Group that provides an array of custom repackaging solutions. Hisco offers customers a broad range of products, including adhesives, chemicals and tapes, as well as specialty materials such as electrostatic discharge, thermal management materials and static shielding bags. Hisco also offers vendor-managed inventory and Radio Frequency Identification ("RFID") programs with specialized warehousing for chemical management, logistics services and cold storage.

The total purchase consideration exchanged for the Hisco Transaction was $267.3 million, net of cash acquired of $12.2 million, with a potential additional earn-out payment subject to Hisco achieving certain performance targets. Refer to Note 8 – Earnout Liabilities for additional information on the earn-out. DSG will also pay $37.5 million in cash or DSG common stock in retention bonuses to certain Hisco employees that remain employed with Hisco or its affiliates for at least twelve months after the closing of the Hisco Transaction. For the year ended December 31, 2023, $22.8 million was recorded as compensation expense over the service period for the retention bonuses as a component of Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).

DSG funded the Hisco Transaction with borrowings under its 2023 Amended Credit Agreement (as defined below) and proceeds raised from the Rights Offering (as defined below). Refer to Note 9 – Debt for information about the 2023 Amended Credit Agreement and Note 11 – Stockholders' Equity for details on the Rights Offering.

The Purchase Agreement allowed certain eligible Hisco employees to invest all or a portion of their respective closing payment in DSG common stock at $22.50 per share, up to an aggregate value of DSG common stock issued to such eligible Hisco employees of $25.0 million. During 2023, the Company issued 144,608 shares of DSG common stock to the eligible Hisco employees and received approximately $3.3 million. During 2023, approximately $0.4 million was recorded as compensation expense for the discount between the prevailing market price of the DSG common stock on the date of purchase and the purchase price of $22.50 per share as a component of Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).

The following table summarizes the allocation of consideration exchanged to the estimated fair values of assets acquired and liabilities assumed, including the allocation to other intangible assets acquired:

	Hisco
(in thousands)	June 8, 2023 Acquisition Date	Measurement Period Adjustments	Adjusted Total
Accounts Receivable(1)	$66,792	$(2,269)	$64,523
Inventory	61,300	(645)	60,655
Other current assets	3,858	350	4,208
Property, plant and equipment	48,326	—	48,326
Right of use assets	21,102	1,188	22,290
Other intangible assets:
Customer relationships	41,800	(1,800)	40,000
Trade names	25,600	(300)	25,300
Deferred tax liability, net of deferred tax asset	(2,544)	81	(2,463)
Other assets	2,495	—	2,495
Accounts payable	(16,689)	—	(16,689)
Lease liabilities	(22,372)	293	(22,079)
Accrued expenses and other liabilities	(8,961)	(289)	(9,250)
Goodwill	49,718	232	49,950
Total purchase consideration exchanged, net of cash acquired	$270,425	$(3,159)	$267,266
Cash consideration	$252,007	$—	$252,007
Deferred consideration(2)	12,418	2,741	15,159
Contingent consideration	6,000	(5,900)	100
Total purchase consideration exchanged, net of cash acquired	$270,425	$(3,159)	$267,266
(1)    Accounts receivable had an estimated fair value of $64.5 million and a gross contractual value of $66.8 million. The difference represents the Company’s best estimate of the contractual cash flows that will not be collected.
(2)    The Company paid $7.8 million of the Hisco deferred consideration during 2023.

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

Following the initial fair value measurement, the Company updated the purchase price allocation for Hisco primarily related to the ongoing review of the opening balance sheets and contractual working capital adjustments and revised certain assumptions used in estimating the fair value of the contingent consideration. The adjustments to these balances resulted in a $0.2 million increase to goodwill and a $3.2 million decrease to the total purchase consideration, net of cash acquired.
The customer relationships and trade names intangibles assets have estimated useful lives of 12 years and 8 years, respectively. As a result of the Hisco Transaction, the Company recorded tax deductible goodwill of $41.4 million in 2023 that may result in a tax benefit in future periods and is primarily attributable to the benefits we expect to derive from expected synergies including expanded product and service offerings and cross-selling opportunities.

Purchases of Other Companies in 2022

During the year ended December 31, 2022, TestEquity acquired Interworld Highway, LLC, National Test Equipment, and Instrumex, and Gexpro Services acquired Resolux ApS ("Resolux") and Frontier Technologies Brewton, LLC and Frontier Engineering and Manufacturing Technologies, Inc. ("Frontier"). The consideration exchanged for these acquired businesses included various combinations of cash and sellers' notes. The accounting for each acquisition was completed within the one-year measurement periods following the respective acquisition dates and any adjustments were recorded in the period in which the adjustments were determined. The purchase consideration for each business acquired and the allocation of the consideration exchanged to the estimated fair values of assets acquired and liabilities assumed is summarized below:

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

During 2023, the Company completed the purchase price allocation for Instrumex with adjustments to accrued expenses and other liabilities and long-term debt based on the final fair value measurements. The adjustments to these balances resulted in a $0.9 million increase to goodwill and a $1.6 million decrease to the total purchase consideration, net of cash acquired.

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

	Year Ended December 31,
(in thousands)	2023	2022
Revenue	$1,752,465	$1,753,939
Net income	(37,114)	(6,264)

Actual Results of Business Acquisitions

The following table presents actual results attributable to our business combinations that were included in the consolidated financial statements for the years ended December 31, 2023 and 2022. The 2023 and 2022 results only reflect the results attributable to the acquisitions completed in those respective years. The results of DSG's legacy Lawson business are included only subsequent to the April 1, 2022 Merger Date, and the results for other acquisitions are only included subsequent to their respective acquisition dates provided above.

	Year Ended December 31, 2023			Year Ended December 31, 2022
(in thousands)	Lawson	Other Acquisitions	Total	Lawson	Other Acquisitions	Total
Revenue	$—	$229,358	$229,358	$373,738	$151,217	$524,955
Net Income	$—	$(14,478)	$(14,478)	$15,283	$8,670	$23,953

The Company incurred transaction and integration costs related to the Mergers and other completed and contemplated acquisitions of $11.6 million for the year ended December 31, 2023 and $15.4 million for the year ended December 31, 2022, which are included in Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Note 4 – Revenue Recognition

Disaggregation of Revenue

The Company’s revenue is primarily comprised of product sales to customers. The Company has disaggregated revenue by geographic area and by segment as it most reasonably depicts the amount, timing and uncertainty of revenue and cash flows generated from our contracts with customers. Disaggregated consolidated revenue by geographic area (based on the location to which the product is shipped to):

	Year Ended December 31,
(in thousands)	2023	2022
United States	$1,253,401	$932,418
Canada	141,125	118,722
Europe	79,643	51,631
Pacific Rim	13,515	10,768
Latin America	74,577	34,202
Other	9,841	3,681
Intersegment revenue elimination	(1,700)	—
Total revenue	$1,570,402	$1,151,422

See Note 14 – Segment Information for disaggregation of revenue by segment.

Rental Revenue

TestEquity rents new and used electronic test and measurement equipment to customers in multiple industries. Lawson leases parts washer machines to customers. This leased equipment is included in Rental equipment, net in the Consolidated Balance Sheets, and rental revenue is included in Revenue in the Consolidated Statements of Operations and Comprehensive Income (Loss). The unearned rental revenue related to customer prepayments on equipment leases was nominal at December 31, 2023 and December 31, 2022.

Rental revenue from operating leases:

	Year Ended December 31,
(in thousands)	2023	2022
Revenue from operating leases	$17,186	$17,675

Note 5 – Supplemental Financial Statement Information

Restricted Cash

The Company has agreed to maintain restricted cash of $15.7 million under agreements with outside parties. An escrow account of $12.5 million was established in conjunction with the Hisco Transaction, to be released upon Hisco meeting certain working capital and other post-closing requirements as of the one year post-acquisition date with a balance of $7.3 million at December 31, 2023. The Company is restricted from withdrawing this balance without the prior consent of the sellers. The remaining restricted cash balance of $8.4 million represents collateral for certain borrowings under the 2023 Amended Credit Agreement, and the Company is restricted from withdrawing this balance without the prior consent of the respective lenders.

Property, Plant and Equipment, net

Components of property, plant and equipment, net were as follows:

	December 31,
(in thousands)	2023	2022
Land	$16,916	$9,578
Buildings and improvements	50,376	27,199
Machinery and equipment	48,844	26,948
Capitalized software	9,148	7,889
Furniture and fixtures	11,022	6,346
Vehicles	1,738	1,713
Construction in progress(1)	6,025	3,140
Total	144,069	82,813
Accumulated depreciation and amortization	(30,258)	(18,418)
Property, plant and equipment, net	$113,811	$64,395
(1)    Construction in progress primarily relates to upgrades to certain of the Company's information technology systems that we expect to place in service in the next 12 months.

Depreciation expense for property, plant and equipment was $13.1 million in 2023 and $6.5 million in 2022. Amortization expense for capitalized software was $2.6 million in 2023 and $1.6 million in 2022.

Rental Equipment, net

Rental equipment, net consisted of the following:

	December 31,
(in thousands)	2023	2022
Rental equipment	$52,387	$63,184
Accumulated depreciation	(27,812)	(36,045)
Rental equipment, net	$24,575	$27,139

Depreciation expense included in cost of sales for rental equipment was $7.6 million and $8.0 million for 2023 and 2022, respectively. Refer to Note 4 – Revenue Recognition for a discussion on the Company's activities as lessor.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
(in thousands)	2023	2022
Accrued compensation	$25,371	$24,094
Accrued severance and acquisition related retention bonus	21,128	927
Accrued and withheld taxes, other than income taxes	8,661	4,885
Deferred acquisition payments and accrued earnout liabilities	7,513	1,383
Accrued stock-based compensation	5,573	3,340
Accrued customer rebates	5,473	5,053
Accrued interest	3,301	1,775
Accrued income taxes	1,994	731
Accrued health benefits	1,728	1,306
Deferred revenue	810	2,313
Other	15,689	16,870
Total accrued expenses and other current liabilities	$97,241	$62,677

Other Liabilities

Other liabilities consisted of the following:

	December 31,
(in thousands)	2023	2022
Security bonus plan	$8,666	$9,651
Deferred compensation	11,041	9,962
Other	5,736	4,036
Total other liabilities	$25,443	$23,649

Security Bonus Plan

The Company has a security bonus plan which was previously created for the benefit of its Lawson independent sales representatives, under the terms of which participants are credited with a percentage of their annual net commissions. The aggregate amounts credited to participants’ accounts vest 25% after five years, and an additional 5% vests each year thereafter upon qualification for the plan. On January 1, 2013, the Company converted all of its Lawson U.S. independent sales representatives to employees. The security bonuses for those converted employees continue to vest, but their accounts are no longer credited with a percentage of net commissions. For financial reporting purposes, amounts are charged to operations over the vesting period. Expenses incurred for the security bonus plan were $0.2 million for the year ended December 31, 2023. The security bonus plan is partially funded by an $8.2 million investment in the cash surrender value in life insurance of certain employees which is included as a component of Cash value of life insurance in the Consolidated Balance Sheets. As of December 31, 2023, the $8.9 million liability is primarily included in the Security bonus plan in the Consolidated Balance Sheets with the remaining portion included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets.

Note 6 – Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by segment were as follows:

(in thousands)	Lawson	TestEquity	Gexpro Services	All Other	Total
Balance at December 31, 2021	$—	$70,112	$34,099	$—	$104,211
Acquisitions	156,133	43,992	21,849	24,887	246,861
Impact of foreign exchange rates	(360)	—	(527)	(2,137)	(3,024)
Balance at December 31, 2022	155,773	114,104	55,421	22,750	348,048
Acquisitions(1)	—	50,886	—	—	50,886
Impact of foreign exchange rates	142	—	322	527	991
Balance at December 31, 2023	$155,915	$164,990	$55,743	$23,277	$399,925
(1)    Refer to Note 3 – Business Acquisitions for information related to measurement period adjustments.

Intangible Assets

The gross carrying and accumulated amortization for definite-lived intangible assets were as follows:

	December 31, 2023			December 31, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$117,881	$(30,093)	$87,788	$92,286	$(17,401)	$74,885
Customer relationships	233,513	(71,215)	162,298	192,934	(44,481)	148,453
Other (1)	8,011	(4,263)	3,748	7,961	(3,305)	4,656
Total	$359,405	$(105,571)	$253,834	$293,181	$(65,187)	$227,994
(1)    Other primarily consists of non-compete agreements.

Amortization expense for definite-lived intangible assets was $40.3 million in 2023 and $29.1 million in 2022. Amortization expense related to intangible assets was recorded in Selling, general and administrative expenses. The remaining weighted-average useful lives of intangible assets as of December 31, 2023 was 3.9 years for trade names and 4.8 years for customer relationships.

The estimated aggregate amortization expense for each of the next five years and thereafter are as follows:

(in thousands)	Amortization
2024	$42,875
2025	39,180
2026	36,167
2027	31,305
2028	27,192
Thereafter	77,115
Total	$253,834

Note 7 – Leases

The Company leases property used for warehousing, distribution centers, office space, branch locations, equipment and vehicles. The expenses related to our leasing activity for the years ended December 31, 2023 and 2022 was as follows (in thousands):

		Year Ended December 31,
Lease Type	Classification	2023	2022
Operating Lease Expense (1)	Operating expenses	$21,131	$15,151
Financing Lease Amortization	Operating expenses	546	466
Financing Lease Interest	Interest expense	93	41
Financing Lease Expense		639	507
Net Lease Cost		$21,770	$15,658
(1)    Includes short term lease expense, which is immaterial.

The value of net assets and liabilities related to our operating and finance leases as of December 31, 2023 and December 31, 2022 was as follows (in thousands):

	December 31,
Lease Type	2023	2022
Total ROU operating lease assets	$76,340	$46,755
Total ROU financing lease assets	1,560	1,519
Total lease assets	$77,900	$48,274

Total current operating lease obligation	$13,010	$9,480
Total current financing lease obligation	539	484
Total current lease obligations	$13,549	$9,964

Total long term operating lease obligation	$66,234	$38,898
Total long term financing lease obligation	831	930
Total long term lease obligation	$67,065	$39,828

The value of lease liabilities related to our operating and finance leases as of December 31, 2023 was as follows (in thousands):

Maturity Date of Lease Liabilities	Operating Leases	Financing Leases	Total
2024	$18,555	$615	$19,170
2025	18,299	435	18,734
2026	14,488	344	14,832
2027	12,371	117	12,488
2028	10,440	4	10,444
Thereafter	29,841	1	29,842
Total lease payments	103,994	1,516	105,510
Less: Interest	(24,750)	(146)	(24,896)
Present value of lease liabilities	$79,244	$1,370	$80,614

The weighted average lease terms and interest rates of leases held as of December 31, 2023 and 2022 were as follows:

	Year Ended December 31,
	2023		2022
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term	6.6 years	2.8 years	5.6 years	3.1 years
Weighted average interest rate	7.8%	7.1%	7.1%	6.6%

The cash outflows of leasing activity for the years ended December 31, 2023 and 2022 were as follows (in thousands):

		Year Ended December 31,
Cash Flow Source	Classification	2023	2022
Operating cash flows from operating leases	Operating activities	$(15,516)	$(12,149)
Operating cash flows from financing leases	Operating activities	$(242)	$(184)
Financing cash flows from financing leases	Financing activities	$(515)	$(429)

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

The estimated aggregate fair value of the earnout derivative liability recorded on the April 1, 2022 Merger Date was $43.9 million, with an offsetting entry to additional paid-in capital. As of April 29, 2022 and December 31, 2022, 1,400,000 and 924,000 of the 2,324,000 shares, respectively, were reclassified to equity, as the contingencies had been determined to have been met. There was no remaining earnout derivative liability at December 31, 2022. Immediately prior to the reclassifications, the respective shares were remeasured to fair value. For the year ended December 31, 2022, the Company recorded income of $0.3 million as a component of Change in fair value of earnout liabilities in the Consolidated Statements of Operations and Comprehensive Income (Loss) due to changes in the fair value of the earnout derivative liability. As the remaining additional shares had been reclassified to equity as of December 31, 2022, there was no change in fair value for the year ended December 31, 2023. See Fair Value Measurements in Note 2 – Summary of Significant Accounting Policies for further information.

On March 20, 2023, all of the 3.4 million shares of DSG common stock available to be issued under the earnout provisions within the Merger Agreements were issued in accordance with the two earnout provisions within the Merger Agreements.

Hisco Acquisition

The Hisco Transaction includes a potential earn-out payment of up to $12.6 million, subject to Hisco achieving certain performance targets. The earn-out payment is calculated based on the gross profit of Hisco and its affiliates for the twelve months ending October 31, 2023, subject to certain adjustments and exclusions set forth in the Purchase Agreement. The fair value of the contingent consideration arrangement was classified as a Level 3 instrument and was determined using a probability-based scenario analysis approach. As of June 8, 2023 (the Hisco Transaction date) and December 31, 2023, the fair value of the earn-out was $0.1 million and $0.0 million, respectively, with amounts recorded in Accrued expenses and other current liabilities in the Consolidated Balance Sheets.

Frontier Acquisition

The consideration for the Frontier acquisition includes a potential earn-out payment of up to $3.0 million based upon the achievement of certain milestones and relative thresholds during the earn out measurement period which ends on December 31, 2024, with payments made annually beginning in 2023 and ending in 2025. During the first quarter of 2023, a $1.0 million earn-out payment was made based on the achievement of certain milestones in 2022. The fair value of the contingent consideration arrangement was classified as a Level 3 instrument and was determined using a probability-based scenario analysis approach. As of March 31, 2022 (the Frontier acquisition date), December 31, 2022 and December 31, 2023, the fair value of the earn-out was $0.9 million, $1.7 million and $0.0 million, respectively, with amounts recorded in Accrued expenses and other current liabilities and Other liabilities in the Consolidated Balance Sheets. The Company recorded income of $0.7 million for changes in the fair value of the earn-out liability for the year ended December 31, 2023 as a component of Change in fair value of earnout liabilities in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Note 9 – Debt

The Company's outstanding long-term debt was comprised of the following:

	December 31,
(in thousands)	2023	2022
Senior secured revolving credit facility	$—	$122,000
Senior secured term loan	228,125	243,750
Senior secured delayed draw term loan	46,875	50,000
Incremental term loan	297,375	—
Other revolving line of credit	2,301	1,352
Total debt	574,676	417,102
Less: current portion of long-term debt	(32,551)	(16,352)
Less: deferred financing costs	(6,244)	(4,925)
Total long-term debt	$535,881	$395,825

2023 Amended Credit Agreement

On June 8, 2023, the Company and certain of its subsidiaries entered into the First Amendment to Amended and Restated Credit Agreement (the “First Amendment” and as amended, the "2023 Amended Credit Agreement"), which amended and replaced the previous credit agreement, dated as of April 1, 2022.

The 2023 Amended Credit Agreement provides for (i) a $200 million senior secured revolving credit facility, with a $25 million letter of credit sub-facility and a $10 million swingline loan sub-facility, (ii) a $250 million senior secured initial term loan facility, (iii) a $305 million incremental term loan, (iv) a $50 million senior secured delayed draw term loan facility and (v) the Company to increase the commitments thereunder from time to time by up to $200 million in the aggregate, subject to, among other things, the receipt of additional commitments from existing and/or new lenders and pro forma compliance with the financial covenants in the 2023 Amended Credit Agreement.

On June 8, 2023, in connection with the Hisco Transaction, the Company borrowed the $305 million under the incremental term loan. These borrowings were used, among other things, to partially fund the Hisco Transaction, to repay certain existing indebtedness of Hisco and to pay fees and expenses incurred in connection with the Hisco Transaction and the First Amendment. Refer to Note 3 – Business Acquisitions for further details about the Hisco Transaction.

Net of outstanding letters of credit, there was $198.3 million of borrowing availability under the revolving credit facility as of December 31, 2023.

The 2023 Amended Credit Agreement requires that the proceeds of any revolving credit facility loans be used for working capital and general corporate purposes (including, without limitation, permitted acquisitions), and requires that the proceeds of any delayed draw term loan facility be used solely to finance the payment of consideration for acquisitions permitted under the 2023 Amended Credit Agreement, and for any fees, costs and expenses incurred in connection therewith.

The loans under the 2023 Amended Credit Agreement bear interest, at the Company’s option, at a rate equal to (i) the Alternate Base Rate or the Canadian Prime Rate (each as defined in the 2023 Amended Credit Agreement), plus, in each case, an additional margin ranging from 0.0% to 1.75% per annum, depending on the total net leverage ratio of the Company and its restricted subsidiaries as of the most recent determination date under the 2023 Amended Credit Agreement or (ii) the Adjusted Term SOFR Rate or the CDOR Rate (each as defined in the 2023 Amended Credit Agreement), plus, in each case, an additional margin ranging from 1.0% to 2.75% per annum, depending on the total net leverage ratio of the Company and its restricted subsidiaries as of the most recent determination date under the 2023 Amended Credit Agreement.

The 2023 Amended Credit Agreement requires the Company to pay certain closing fees, arrangement fees, administration fees, commitment fees, ticking fees and letter of credit fees. These fees are reported as a component of Interest expense in the Consolidated Statements of Operations and Comprehensive Income (Loss) and vary depending on the total net leverage ratio as defined in the 2023 Amended Credit Agreement. Fees were nominal in both 2023 and 2022.

On June 8, 2023, deferred financing costs of $3.4 million were incurred in connection with the 2023 Amended Credit Agreement, and deferred financing costs of $4.0 million were incurred during 2022 in connection with the previous credit agreement. Deferred financing costs are amortized over the life of the debt instrument and reported as a component of Interest expense in the Consolidated Statements of Operations and Comprehensive Income (Loss). Amortization of deferred financing costs was $2.4 million and $1.9 million for 2023 and 2022, respectively. As of December 31, 2023, deferred financing costs net of accumulated amortization were $8.6 million of which $6.2 million are included in Long-term debt, less current portion, net (related to the senior secured term loan, senior secured delayed draw term loan and incremental term loan) and $2.3 million are included in Other assets (related to the senior secured revolving credit facility) in the Consolidated Balance Sheets.

Each of the loans under the 2023 Amended Credit Agreement matures on April 1, 2027, at which time all outstanding loans, together with all accrued and unpaid interest, must be repaid and the revolving credit facility commitments will terminate. Future maturities of long-term debt are $30.3 million per year payable in equal quarterly installments in 2024, 2025 and 2026, with the remaining balance of $481.6 million due in 2027 upon maturity. The Company is also required to prepay the term loans with the net cash proceeds from any disposition of certain assets (subject to reinvestment rights) or from the incurrence of any unpermitted debt. The Company may borrow, repay and reborrow the revolving loans until April 1, 2027, prepay any of the term loans, and terminate any of the commitments, in whole or in part, at any time without premium or penalty, subject to certain conditions and the reimbursement of certain lender costs in the case of prepayments of certain types of loans.

Subject to certain exceptions as set forth in the 2023 Amended Credit Agreement, the obligations of the Company and its U.S. subsidiaries under the 2023 Amended Credit Agreement are guaranteed by the Company and certain of the Company’s U.S. subsidiaries and the obligations of each of the Company’s Canadian subsidiaries under the 2023 Amended Credit Agreement are guaranteed by the Company and certain of its U.S. and Canadian subsidiaries.

Subject to certain exceptions as set forth in the 2023 Amended Credit Agreement, the obligations under the 2023 Amended Credit Agreement are secured by a first priority security interest in and lien on substantially all assets of the Company, each other borrower and each guarantor.

The 2023 Amended Credit Agreement contains various covenants, including financial maintenance covenants requiring the Company to maintain compliance with a consolidated minimum interest coverage ratio and a maximum total net leverage ratio, each determined in accordance with the terms of the 2023 Amended Credit Agreement. The 2023 Amended Credit

Agreement contains various events of default (subject to exceptions, thresholds and grace periods as set forth in the 2023 Amended Credit Agreement). Under certain circumstances, a default interest rate will apply on all obligations at a rate equal to 2.0% per annum above the applicable interest rate. The Company was in compliance with all financial covenants as of December 31, 2023.

Previous Credit Agreements

2022 Amended and Restated Credit Agreement

On April 1, 2022, DSG and certain of its subsidiaries entered into an Amended and Restated Credit Agreement (the “2022 Credit Agreement”) by and among DSG, certain subsidiaries of DSG as borrowers or guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The 2022 Credit Agreement provided for (i) a $200 million senior secured revolving credit facility, with a $25 million letter of credit sub-facility and a $10 million swingline loan sub-facility, (ii) a $250 million senior secured initial term loan facility and (iii) a $50 million senior secured delayed draw term loan facility. In addition, the 2022 Credit Agreement permitted the Company to increase the commitments from time to time by up to $200 million in the aggregate, subject to, among other things, the receipt of additional commitments from existing and/or new lenders and pro forma compliance with the financial covenants in the Amended and Restated Credit Agreement.

On April 1, 2022, in connection with the Mergers, the Company borrowed the $250.0 million under the initial term loan facility and approximately $86.0 million of the revolving credit facility loans. These borrowings were used to 1) repay all obligations and refinance the Company’s previous credit agreement, 2) repay certain existing indebtedness of TestEquity and Gexpro Services and their respective subsidiaries, 3) pay fees and expenses in connection with the Mergers, and 4) finance the working capital needs and general corporate purposes of the Company. On April 29, 2022, the Company borrowed the $50.0 million available under the delayed draw term loan facility to finance the acquisition of Interworld Highway, LLC.

A $2.8 million loss on the extinguishment of debt for unamortized deferred financing costs was recorded in 2022 in connection with the payoff of previous indebtedness. The extinguishment is recorded in Loss on extinguishment of debt in the Consolidated Statements of Operations and Comprehensive Income (Loss).

On June 8, 2023, the 2022 Credit Agreement was replaced entirely with the 2023 Amended Credit Agreement discussed above.

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

Gexpro Services - 2020 Gexpro Services Credit Agreements

On February 24, 2020, Gexpro Services entered into credit agreements under which Gexpro Services obtained a $60 million term loan a $15 million revolving line of credit. A loss on debt extinguishment of $0.6 million was recorded on January 3, 2022 in connection with the January 3, 2022 Gexpro Services Credit Agreement.

TestEquity - 2017 TestEquity Credit Agreement

On April 28, 2017, TestEquity entered into a credit agreement with a financial institution under which TestEquity obtained a $101 million term loan and a $15.0 million revolving line of credit. A loss on debt extinguishment of $0.2 million was recorded on April 1, 2022 in connection with the 2022 Credit Agreement executed in connection with the consummation of the Mergers.

Note 10 – Stock-Based Compensation

The Company recorded stock-based compensation expense of $7.9 million for the year ended December 31, 2023 and $2.4 million for the year ended December 31, 2022 in Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss) and recognized a net tax benefit relating to stock-based compensation of $0.9 million and $2.1 million, respectively. A portion of the Company's stock-based awards are liability-classified. Accordingly, changes in the market value of DSG common stock may result in stock-based compensation expense or benefit in certain periods. A stock-based compensation liability of $5.6 million as of December 31, 2023 and $3.3 million as of December 31, 2022 was included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets.

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

Equity Compensation Plans

On October 17, 2022, the Board of Directors approved and adopted the Distribution Solutions Group, Inc. Equity Compensation Plan, as amended and restated, effective October 17, 2022, and as amended November 10, 2022 (the “Amended and Restated Equity Plan”). The Amended and Restated Equity Plan provides for the grant of nonqualified and incentive stock options, stock awards and stock units to officers and employees of the Company. The Amended and Restated Equity Plan also provides for the grant of option rights and restricted stock to non-employee directors. Non-employee directors are limited to grants of no more than 60,000 shares of common stock in any calendar year and other than non-employee directors are limited to grants of no more than 500,000 shares of common stock in any calendar year. The Amended and Restated Equity Plan is administered by the Compensation Committee of the Board of Directors, or its designee, which as administrator of the plan, has the authority to select plan participants, grant awards, and determine the terms and conditions of the awards. As of December 31, 2023, the Company had approximately 1,161,687 shares of common stock still available under the Amended and Restated Equity Plan.

The Company also has a Stock Performance Rights Plan (“SPR Plan”) that provides for the issuance of Stock Performance Rights (“SPRs”) that allow non-employee directors, officers and key employees to receive cash awards, subject to certain restrictions, equal to the appreciation of DSG common stock. The SPR Plan is administered by the Compensation Committee of the Board of Directors.

Stock Performance Rights

SPRs entitle the recipient to receive a cash payment equal to the excess of the market value of DSG common stock over the SPR exercise price when the SPRs are surrendered. Expense, equal to the fair market value of the SPR at the date of grant and remeasured each reporting period, is recorded ratably over the vesting period. Compensation expense is included in Selling, general and administrative expense in the Consolidated Statements of Operations and Comprehensive Income (Loss). The outstanding SPRs were granted with approximately a seven year life and vest over one to three years beginning on the first anniversary of the date of the grant. The SPRs are liability classified and included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets.

On December 31, 2023 and 2022, the SPRs outstanding were re-measured at fair value using the Black-Scholes valuation model. This model requires the input of subjective assumptions that may have a significant impact on the fair value estimate. The weighted-average fair value of SPRs outstanding as of December 31, 2023 and December 31, 2022 was $18.37 and $7.65 per SPR, respectively, using the following assumptions:

	December 31,
	2023	2022
Expected volatility	41.1% to 45.9%	43.4% to 52.2%
Risk-free rate of return	4.5% to 5.3%	4.4% to 4.7%
Expected term (in years)	0.3 to 1.5	0.5 to 2.0
Expected annual dividend	$0	$0

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

A liability of $4.9 million reflecting the estimated fair value of future pay-outs is included as a component of Accrued expenses and other liabilities in the Consolidated Balance Sheets.

Activity related to the Company’s SPRs during the year ended December 31, 2023 was as follows:

	Number of SPRs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding on December 31, 2022	352,368	$7.65
Granted	—	—
Exercised	(93,350)	28.16
Cancelled	—	—
Outstanding on December 31, 2023	259,018	18.37	1.5	$4.6
Exercisable on December 31, 2023	259,018	$18.37	1.5	$4.6

The intrinsic value of SPRs exercised was $1.7 million for 2023 and $5.2 million for 2022. All SPRs for plan participants were fully vested prior to the Mergers, as such, there is no unrecognized compensation associated with any SPRs.

Restricted Stock Awards

Restricted stock awards ("RSAs") generally vest over a one to three year period beginning on the first anniversary of the date of the grant. Upon vesting, the vested RSAs are exchanged for an equal number of shares of DSG common stock. The participants have no voting or dividend rights with the RSAs. The RSAs are valued at the closing price of DSG common stock on the date of grant and the expense is recorded ratably over the vesting period.

Activity related to the Company’s RSAs during the year ended December 31, 2023 was as follows:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Outstanding on December 31, 2022	113,174	$24.35
Granted	53,054	21.86
Cancelled	(13,810)	25.89
Exchanged for common shares	(54,202)	22.86
Outstanding on December 31, 2023	98,216	$23.57

As of December 31, 2023, there was $0.7 million of total unrecognized compensation cost related to RSAs that will be recognized over a weighted average period of 1.6 years. The weighted average grant date fair value per share of awards granted during the year was $21.86 in 2023 and $18.75 in 2022. The fair value of RSAs exchanged for shares of DSG common stock during 2023 was $1.5 million and $0.5 million during 2022.

Market Stock Units

Market Stock Units ("MSUs") are exchangeable for between 0% to 150% of the DSG common shares at the end of the vesting period based on the trailing 60-day average closing price of DSG common stock. The value of the MSUs was determined using a geometric brownian motion model that, based on certain variables, generates a large number of random trials simulating the price of the DSG common stock over the measurement period. As of December 31, 2023 all MSUs are fully vested. The fair value of MSUs exchanged for shares of DSG common stock during 2023 was $0.6 million and $0.9 million during 2022.

Activity related to the Company’s MSUs during 2023 was as follows:

	Number of Market Stock Units	Maximum Shares Potentially Issuable	Weighted Average Grant Date Fair Value
Outstanding on December 31, 2022	162,936	234,586	$19.90
Granted	518	777	30.54
Cancelled	(32,732)	(49,098)	30.54
Exchanged for common shares	(14,615)	(22,710)	17.49
Outstanding on December 31, 2023	116,107	163,555	$17.25

Stock Options

Stock options vest through the fifth anniversary from the grant date. Each stock option can be exchanged for one share of DSG common stock at the stated exercise price. Upon vesting, stock options are recognized as a component of equity. Activity related to the Company’s stock options during the year ended December 31, 2023 was as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding on December 31, 2022	576,000	$38.80
Granted	1,402,605	37.03
Exercised	—	—
Cancelled	(98,538)	33.89
Outstanding on December 31, 2023	1,880,067	37.53	9.0	$3.1
Exercisable on December 31, 2023	180,800	$29.74	4.9	$1.7

The weighted average exercise price per stock option granted was $37.03 for 2023 and $42.88 for 2022. Unrecognized compensation cost related to stock options as of December 31, 2023 was $9.3 million, which is expected to be recognized over a weighted-average period of 2.3 years. There were 1,699,267 unvested and 180,800 fully vested stock options outstanding on December 31, 2023 with a weighted average exercise price of $29.74. The intrinsic value of stock options exercised was $0.0 million during 2023 and $0.6 million during 2022.

The grant date fair value of the stock options issued for the year ended December 31, 2023 and 2022 was estimated using a Black-Scholes valuation model. The weighted average fair value assumptions used in the model were as follows:

	December 31,
	2023	2022
Expected volatility	45.2% to 45.6%	43.7% to 44.6%
Risk-free rate of return	3.6% to 4.5%	2.7% to 3.1%
Expected term (in years)	6.2 years	6.5 years
Expected annual dividend	$0	$0

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

Performance Awards

Performance Awards ("PAs") are exchangeable for between 0% to 150% of DSG common shares, or the equivalent amount in cash, based upon the achievement of certain financial performance metrics at the end of the vesting period. The PAs are liability classified and included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets. The intrinsic value of PAs exercised was $0.2 million during 2023 and $0.1 million during 2022. There was no unrecognized compensation cost related to PAs as of December 31, 2023.

Activity related to the Company’s PAs during the year ended December 31, 2023 was as follows:

	Number of Performance Awards	Maximum Shares Potentially Issuable	Weighted Average Grant Date Fair Value
Outstanding on December 31, 2022	43,826	65,739	$24.08
Granted	326	489	25.55
Exercised	(11,404)	(17,106)	21.54
Cancelled	(6,668)	(10,002)	20.85
Outstanding on December 31, 2023	26,080	39,120	$25.70

Note 11 – Stockholders' Equity

Stock Split

On August 15, 2023, DSG announced that its Board of Directors approved and declared the Stock Split which entitled each stockholder of record as of the close of business on August 25, 2023 to receive one additional share of DSG common stock for each share of DSG common stock then-held. The additional shares were distributed after the close of trading on August 31, 2023, and shares of DSG common stock began trading at the split-adjusted basis on September 1, 2023. Accordingly, all share and per share amounts presented herein have been retroactively adjusted to reflect the impact of the Stock Split. Stockholders’ equity has been retroactively adjusted, where applicable, to give effect to the Stock Split for all periods presented by reclassifying the par value of the additional shares issued in connection with the Stock Split to Common stock from Capital in excess of par value in the Consolidated Balance Sheets.

In order to implement the Stock Split, on August 31, 2023, DSG filed a Third Amended and Restated Certificate of Incorporation of DSG with the Secretary of State of the State of Delaware to increase the number of authorized shares of DSG common stock from 35,000,000 to 70,000,000, which became effective on that date. The Stock Split did not change the $1.00 par value of DSG common stock.

Rights Offering

On May 9, 2023, the Company commenced a subscription rights offering to raise gross proceeds of up to approximately $100 million (the "Rights Offering"). The Rights Offering provided one transferable subscription right for each share of DSG common stock held by holders of DSG common stock on record as of the close of business on May 1, 2023. Each subscription right entitled the holder to purchase 0.0525 shares of DSG common stock at a subscription price of $22.50 per share. The subscription rights were transferable, but were not listed for trading on any stock exchange or market. In addition, holders of subscription rights who fully exercised their subscription rights were entitled to oversubscribe for additional shares of DSG common stock, subject to proration.

The Rights Offering closed on May 30, 2023 and was fully subscribed (taking into account the exercise of over-subscription rights) and raised net proceeds of approximately $98.5 million and resulted in the issuance of 4,444,444 shares of DSG common stock, at a purchase price of $22.50 per share. The Company incurred transaction costs related to the issuance of DSG common stock for the Rights Offering of $1.5 million, which were recorded against Capital in excess of par value in the Consolidated Balance Sheets.

DSG used the proceeds from the Rights Offering, in combination with borrowings under the 2023 Amended Credit Agreement, to fund the Hisco Transaction.

Stock Repurchase Program

In 2019, the Board of Directors authorized a program pursuant to which the Company was authorized to repurchase up to $7.5 million of DSG common stock from time to time in open market transactions, privately negotiated transactions or by other methods. The Board of Directors increased the repurchase program by $5.0 million in November 2022, and $25.0 million in December 2023, bringing the total authorized to $37.5 million.

During 2023, the Company repurchased 138,725 shares of DSG common stock at an average cost of 26.09 per share for a total cost of $3.6 million. During 2022, the Company repurchased 108,178 shares of DSG common stock at an average cost of $17.93 per share for a total cost of $1.9 million. The remaining availability for stock repurchases under the program was $29.0 million at December 31, 2023.

Note 12 – Earnings Per Share

As a result of the Stock Split and Mergers discussed in Note 1 – Nature of Operations and Basis of Presentation, all historical per share data and number of shares and numbers of equity awards were retroactively adjusted. The following table provides the computation of basic and diluted earnings per share:

	December 31,
(in thousands, except share and per share data)	2023	2022
Basic income per share:
Net income (loss)	$(8,967)	$7,406
Basic weighted average shares outstanding	44,868,862	34,291,870
Basic income (loss) per share of common stock	$(0.20)	$0.22

Diluted income per share:
Net income (loss)	$(8,967)	$7,406
Basic weighted average shares outstanding	44,868,862	34,291,870
Effect of dilutive securities	—	794,722
Diluted weighted average shares outstanding	44,868,862	35,086,592
Diluted income (loss) per share of common stock	$(0.20)	$0.21
Anti-dilutive securities excluded from the calculation of diluted income per share	424,934	496,000

Note 13 – Income Taxes

Income from operations before income taxes consisted of the following:

	Year Ended December 31,
(in thousands)	2023	2022
United States	$(24,949)	$910
Foreign	22,942	12,027
Total	$(2,007)	$12,937

Provision (benefit) for income taxes from operations consisted of the following:

	Year Ended December 31,
(in thousands)	2023	2022
Current income tax expense:
U.S. federal	$4,961	$4,011
U.S. state	2,388	869
Foreign	7,639	3,057
Total	$14,988	$7,937
Deferred income tax expense (benefit):
U.S. federal	$(8,101)	$(947)
U.S. state	1,232	(73)
Foreign	(1,159)	(1,386)
Total	$(8,028)	$(2,406)
Total income tax expense (benefit):
U.S. federal	$(3,141)	$3,063
U.S. state	3,620	796
Foreign	6,481	1,672
Total	$6,960	$5,531

The reconciliation between the effective income tax rates and the statutory federal rates for operations are as follows:

	Year Ended December 31,
	2023	2022
Statutory Federal rate	21.0%	21.0%
Increase (decrease) resulting from:
Change in valuation allowance - current period activity	(380.7)	1.3
Foreign rate differential	6.2	4.0
Stock compensation	(5.0)	(0.5)
Compensation deduction limitation	(7.0)	—
State and local taxes, net	67.1	4.5
Life insurance	(3.4)	—
Meals & entertainment	(17.3)	1.4
Change in uncertain tax positions	18.1	(2.9)
Provision to return differences	(45.3)	—
GILTI, Section 78, FDII, and Section 250	—	3.2
Transaction costs	—	8.3
Branch income	(81.6)	—
Earn Out Revaluation	—	0.8
Change in deferred balances	79.4	—
Other items, net	1.7	1.7
Provision for income taxes	(346.8)%	42.8%

The effective tax rate for the year ended December 31, 2023 was (346.8)% compared to a 42.8% effective tax rate for the year ended December 31, 2022. The change in the year-over-year effective tax rate was primarily due to an increase in the partial valuation allowance against the Company's excess interest expense carryforward balance, state taxes, foreign income and a pre-tax loss in the current year. Relative to the U.S. statutory rate, the effective tax rate for the year ended December 31, 2023 was impacted by the items listed above.

Deferred income tax assets and liabilities contain the following temporary differences:

	December 31,
(in thousands)	2023	2022
Deferred tax assets:
Federal & state NOL carryforward	$10,158	$8,218
Inventory reserve	8,815	6,990
Transaction costs	673	1,620
Stock based compensation	3,602	2,531
Accrued benefits & bonuses	11,998	7,074
Bad debt reserve	977	496
Section 163(j) limitation carryforward	15,891	7,692
ROU liabilities	18,936	11,947
Deferred state income tax	—	745
Deferred revenue	77	86
Investment in Foreign Subsidiaries	—	—
Other	4,005	2,822
Total deferred tax assets	75,132	50,221

Deferred tax liabilities:
Intangible assets and goodwill	44,057	45,951
ROU asset	18,264	11,295
Fixed assets	20,977	15,617
Deferred state income tax	17	—
Other	1,591	188
Total deferred liabilities	84,906	73,051

Net deferred tax liabilities before valuation allowance	(9,774)	(22,830)
Valuation allowance	(8,457)	(815)
Net deferred tax liabilities	$(18,231)	$(23,645)

At December 31, 2023, the Company had $21.4 million of U.S. federal net operating loss carryforwards ("NOLs") which are subject to expiration beginning in 2027 and $53.5 million of various state net operating loss carryforwards which expire at varying dates between 2024 and 2035. At December 31, 2023 the Company had a total valuation allowance of $8.5 million. The change in the valuation allowance during 2023 was primarily related to a valuation allowance established against its Section 163(j) interest expense limitation deferred tax asset as the Company does not expect that its future taxable income will be sufficient to realize existing deferred tax assets. At December 31, 2022, a valuation allowance of $0.8 million was established against state NOLs.
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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
(in thousands)	2023	2022
Balance at beginning of year	$3,027	$—
Additions for tax positions of current year	—	191
Additions for tax positions of prior years	503	3,741
Reductions for tax positions of prior year	—	(238)
Lapse of statute of limitations	(796)	(667)
Balance at end of year	$2,734	$3,027

The recognition of the unrecognized tax benefits would have a favorable effect on the effective tax rate. The unrecognized tax benefits as of December 31, 2023 included $1.1 million of tax benefits that, if recognized, would impact the effective tax rate in future periods. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The unrecognized tax benefits are recorded as a component of Other Liabilities in the Consolidated Balance Sheets. The total amount accrued for interest and penalties in the liability for uncertain tax positions was $0.8 million and $0.9 million as of December 31, 2023 and December 31, 2022, respectively. It is reasonably possible that the amount of unrecognized tax benefits will change in the next twelve months; however, the Company does not expect the change to have a material impact on the Consolidated Statements of Operations and Comprehensive Income (Loss) or the Consolidated Balance Sheets. Interest and penalties are recognized over uncertain tax positions that arose from income tax matters in Canada. The Company has substantially concluded all Canadian income tax matters through the year ended December 31, 2015. Years 2016 through present are open and subject to examination.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. As of December 31, 2023, the Company was subject to U.S. federal income tax examinations for the years 2020 through 2022 and income tax examinations from various other jurisdictions for the years 2016 through 2022.

Note 14 – Segment Information

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

TestEquity is a distributor of test and measurement equipment and solutions, industrial and electronic production supplies, vendor managed inventory programs, and converting, fabrication and adhesive solutions from its leading manufacturer partners supporting the aerospace and defense, wireless and communication, semiconductors, industrial electronics and automotive, and electronics manufacturing industries.

Gexpro Services is a global supply chain solutions provider, specializing in the development of mission critical production line management, aftermarket and field installation programs.

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

Financial information for the Company's segments and reconciliations of that information to the consolidated financial statements is presented below.

	Year Ended December 31,
(in thousands)	2023	2022
Revenue
Lawson(1)	$468,711	$324,783
TestEquity	641,768	392,358
Gexpro Services	405,733	385,326
All Other(2)	55,890	48,955
Intersegment revenue elimination	(1,700)	—
Total revenue	$1,570,402	$1,151,422

Operating income (loss)
Lawson(1)	$32,498	$6,536
TestEquity	(16,465)	11,375
Gexpro Services	27,000	21,291
All Other(2)	(42)	2,584
Total operating income (loss)	$42,991	$41,786
(1)    Includes the operating results of Lawson only subsequent to the Merger Date of April 1, 2022 and not Lawson operating results prior to the Mergers.
(2)    Includes the operating results of All Other only subsequent to the Merger Date of April 1, 2022 and not All Other operating results prior to the Mergers.

Segment revenue includes revenue from sales to external customers and intersegment revenue from sales transactions between segments. The Company accounts for intersegment sales similar to third party transactions that are conducted on an arm's-length basis and reflect current market prices. Intersegment revenue is eliminated in consolidation and is not included in consolidated revenue on the financial statements. Segment revenue and the elimination of intersegment revenue was as follows:

(in thousands)	Lawson	TestEquity	Gexpro Services	All Other	Elimination	Total
Year Ended December 31, 2023
Revenue from external customers	$468,379	$641,643	$404,490	$55,890	$—	$1,570,402
Intersegment revenue	332	125	1,243	—	(1,700)	—
Revenue	$468,711	$641,768	$405,733	$55,890	$(1,700)	$1,570,402
Year Ended December 31, 2022
Revenue from external customers	$324,783	$392,358	$385,326	$48,955	$—	$1,151,422
Intersegment revenue	—	—	—	—	—	—
Revenue	$324,783	$392,358	$385,326	$48,955	$—	$1,151,422

Long-lived assets, which includes property, plant and equipment, rental equipment, goodwill, intangibles, right of use operating lease assets, and other assets, were as follows:

	December 31,
(in thousands)	2023	2022
Long-lived assets by segment
Lawson	$312,136	$324,732
TestEquity	378,348	201,919
Gexpro Services	141,797	152,720
All Other	42,132	40,696
Total	$874,413	$720,067

Long-lived assets by geographic area
United States	$765,160	$580,870
Canada	72,054	70,561
Europe	32,997	67,957
Pacific Rim	417	—
Latin America	3,785	679
Total	$874,413	$720,067

Refer to Note 4 – Revenue Recognition for disaggregated revenue by geographic area.

Capital expenditures and depreciation and amortization by segment were as follows:

	Year Ended December 31,
(in thousands)	2023	2022
Capital expenditures
Lawson(1)	$6,626	$3,737
TestEquity	2,955	250
Gexpro Services	5,053	3,809
All Other(2)	703	511
Total	$15,337	$8,307

Depreciation and amortization
Lawson(1)	$19,532	$10,594
TestEquity	26,002	17,480
Gexpro Services	15,986	15,175
All Other(2)	2,068	1,937
Total	$63,588	$45,186
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

The Delaware Chancery Court held a hearing on September 13, 2023, to hear arguments on the defendants’ motions to dismiss. At the conclusion of the hearing, in rulings issued on September 13, 2023, and September 19, 2023, the entire complaint was dismissed with prejudice for failure to state a claim. On October 16, 2023, the plaintiffs filed a notice of appeal from the dismissal of their claims with respect to all defendants other than the members of the Special Committee (Messrs. Hillman, Albert and Edelson) and Mr. Moon. On October 25, 2023, Plaintiff Garfield voluntarily dismissed his appeal. The voluntary dismissal did not impact the appeal by Plaintiff Edelman, who continued to advance his appeal. Plaintiff’s opening brief on appeal was filed on November 30, 2023. Defendants’ joint answering brief was filed on January 5, 2024. Plaintiff’s optional reply brief was filed on January 25, 2024. The Delaware Supreme Court has scheduled oral argument in the appeal to occur on May 22, 2024.

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

DSG disagrees with and intends to vigorously defend against the Cyber Incident Suit. The Cyber Incident Suit could result in additional costs and losses to DSG, although, at this time, DSG is unable to reasonably estimate the amount or range of reasonably possible losses, if any, that might result from adverse judgments, settlements, fines, penalties or other resolution of these proceedings based on the early stage of this proceeding, the absence of specific allegations as to alleged damages, the uncertainty as to the certification of a class or classes and the size of any certified class, if applicable, and the lack of resolution of significant factual and legal issues. Accordingly, no amounts have been recorded in the consolidated financial statements for the Cyber Incident Suit. No assurance can be given that additional lawsuits will not be filed against DSG and/or its directors and officers and/or other persons or entities in connection with the Cyber Incident.

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

A remediation plan was approved by ADEM in 2018. The plan consists of chemical injections throughout the affected area, as well as subsequent monitoring of the area. The injection process was completed in the first quarter of 2019 and the environmental consulting firm is monitoring the affected area. At December 31, 2023 the Company had approximately $0.1 million accrued for potential monitoring costs included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets. The costs for future monitoring are not significant and have been fully accrued. The Company does not expect to capitalize any amounts related to the remediation plan.

Defined Contribution Plan

The Company provides a 401(k) defined contribution plan to allow employees a pre-tax investment vehicle to save for retirement. The Company made contributions to the 401(k) plan of $7.2 million and $5.5 million for the years ended December 31, 2023 and 2022, respectively.

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

Consulting Services

Subsequent to the Mergers, individuals employed by LKCM Headwater Operations, LLC, a related party of LKCM, have provided the Company with certain consulting services for interim executive management in addition to assisting in identifying cost savings, revenue enhancements and operational synergies of the combined companies. For the year ended 2023 and 2022, expense of $0.6 million and $0.2 million, respectively, was recorded in Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss), reflecting expenses accrued for these consulting services.

Principal Executive Office Lease

In connection with the Company’s headquarters move to Fort Worth, Texas in 2023, the Company has been utilizing office space in a building that is leased by LKCM. The Company is not charged any rent or other amounts for the use of the office space.

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

Rights Offering

Certain entities affiliated with LKCM and J. Bryan King exercised their basic subscription rights and over-subscription rights in the Rights Offering and purchased approximately 3.6 million additional shares of DSG common stock at a purchase price of $22.50 per share. Following the completion of the Rights Offering on May 30, 2023, entities affiliated with LKCM and Mr. King beneficially owned in the aggregate approximately 36.4 million shares of DSG common stock as of June 1, 2023, representing approximately 77.8% of the outstanding shares of DSG common stock as of December 31, 2023.

Board of Directors

M. Bradley Wallace, who became a director of the Company upon his election at the Company's 2023 annual stockholders meeting on May 19, 2023, is a Founding Partner of LKCM Headwater Investments, the private capital investment group of LKCM.

Note 17 – Subsequent Event

On January 22, 2024, DSG completed the acquisition of Safety Supply Illinois LLC, conducting business as Emergent Safety Supply ("ESS"), with a preliminary purchase price of $9.9 million. ESS is a national distributor of safety products based near Chicago in Batavia, Illinois that generates annual sales of approximately $13 million. ESS was acquired to expand Lawson's safety product category. The acquisition was funded through DSG's cash on hand.

Due to the recent acquisition date, the purchase accounting for ESS was not final at the time of this filing, and a preliminary allocation of consideration exchanged to the estimated fair values of assets acquired and liabilities assumed was not complete. The final valuation will be completed within the one-year measurement period following the acquisition date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report (“the Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective as of December 31, 2023.

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

The Company has excluded HIS Company, Inc., a wholly-owned subsidiary, from the scope of management’s report on internal control over financial reporting, representing approximately 14% of total assets (excluding goodwill and intangible assets, which were integrated into the Company's control environment) as of December 31, 2023 and 15% of revenue for the year then ended.

Changes in Internal Control over Financial Reporting

As previously disclosed under “Item 9A – Controls and Procedures” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, management concluded that its internal control over financial reporting was not effective based on the material weakness identified.

Specifically, in our TestEquity operating segment, we did not have sufficient technical accounting resources and personnel (i) to help ensure proper application of GAAP in the accounting for certain areas primarily related to accounting for business acquisitions and the disposal of rental equipment, or (ii) to effectively design and execute our process level controls around (a) revenue recognition, (b) account reconciliations, (c) accounting policies, and (d) proper segregation of duties. Although these control deficiencies did not result in any material misstatement of our consolidated financial statements, it could lead to a material misstatement of account balances or disclosures.

As of December 31, 2023, the Company has completed remediation of the following previously reported material weakness and based on the results of its internal control evaluation, management concluded that our internal control over financial reporting is effective as of December 31, 2023.

The Company’s remediation efforts are described below. Except as otherwise described herein, there was no change in our internal control over financial reporting that occurred during the fourth quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Material Weakness in Internal Control over Financial Reporting

Management has performed and implemented the necessary actions and controls to remediate the material weakness:

Accounting Expertise and Personnel

•Hired experienced professionals to enhance the depth and competence of our accounting and finance team.
•Reassigned responsibilities between operating segments to increase the number of critical accounting oversight roles, which strengthened the oversight and review procedures over segregation of duties, financial reporting, and internal controls.
•Centralized technical accounting expertise at the corporate level to oversee complex accounting transactions and review operating segment financial statements.
•Expanded training to include internal control workshops designed to improve control awareness and educate all applicable personnel, in addition to one-on-one training sessions on account reconciliations and other critical review procedures, including the completeness and accuracy over information produced by the Company.

Accounting Policies and Controls

•Established and communicated the financial reporting “Vision, Mission and Values”, which defines expectations related to strong internal controls governance, and reliable and accurate financial reporting.
•Strengthened and drafted critical accounting policies, specifically within complex, non-routine transactions, revenue recognition and accounting for business acquisitions, and developed processes and controls to verify accounting procedures.
•Implemented delegation of authority procedures to assign appropriate authorized reviewers.
•Designed and implemented entity-level monitoring controls to improve corporate oversight over the review and preparation of complete and accurate financial information.
•Designed and implemented review controls over the completeness and accuracy of key inputs provided to and outputs provided by third-party specialists who provide expertise on business combinations
•Performed thorough accounts reconciliations, including thorough review of noted differences.

Segregation of Duties

•Evaluated logical access and eliminated known high-risk segregation of duties conflicts.
•Established a standard framework governing the segregation of incompatible duties across the Company.
•Designed various processes and controls to adequately segregate job responsibilities and system access and implemented applicable mitigating internal controls.
•Designed and implemented periodic access review controls to monitor user access and identify segregation of duties conflict issues.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Distribution Solutions Group, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Distribution Solutions Group, Inc., (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and our report dated March 7, 2024 expressed an unqualified opinion on those financial statements.

Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of HIS Company, Inc., a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 14 and 15 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2023. As indicated in Management’s Report, HIS Company, Inc., was acquired during 2023. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of HIS Company, Inc.

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

/s/ GRANT THORNTON LLP
Los Angeles, California
March 7, 2024

ITEM 9B. OTHER INFORMATION.

During the quarter ended December 31, 2023, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined under Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

Distribution Solutions Group, Inc.
Notes to Consolidated Financial Statements

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

a.    Directors

The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2024, under the caption “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.

b.    Executive Officers

The information required by this Item is set forth under the caption Item 1 — Business under “Information About Our Executive Officers.”

c.    Audit Committee

Information on the Company’s Audit Committee is contained under the caption “Board of Directors Meetings and Committees” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2024, which is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2024, under the caption “Remuneration of Executive Officers,” which information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Additional information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2024 under the caption “Securities Beneficially Owned by Principal Stockholders and Management” which information is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2023 regarding the number of shares of DSG common stock that were available for issuance under the Company’s equity compensation plans which are described in greater detail in Note 10 – Stock-Based Compensation in Item 8. Financial Statements and Supplementary Data.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by stockholders
Stock options	1,880,067	$37.53
Other stock units (1)	300,891	N/A
Equity compensation plans not approved by stockholders	—	—	—
Total	2,180,958	$37.53	1,161,687
(1)Includes potential DSG common stock issuance of 98,216 from restricted stock awards, 163,555 from market stock units and 39,120 from performance awards.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2024 under the caption “Election of Directors” and “Certain Relationships and Related Transactions” which information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required under this Item is set forth in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2024 under the caption “Fees Paid to Independent Auditors” which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.
(a)    (1)    See Index to Financial Statements and Supplementary Data in Item 8 on page 43.

    (2)    All other financial statement schedules are omitted because they are inapplicable, not required under the instructions, or the information is reflected in the financial statements or notes thereto.

    (3)    Exhibits:

Exhibit Number	Description of Exhibit
2.1†
Agreement and Plan of Merger, dated as of December 29, 2021, by and among LKCM TE Investors, LLC, TestEquity Acquisition, LLC, Lawson Products, Inc. and Tide Sub, LLC, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-10546) filed January 4, 2022.

2.2†
Agreement and Plan of Merger, dated as of December 29, 2021, by and among 301 HW Opus Investors, LLC, 301 HW Opus Holdings, Inc., Lawson Products, Inc. and Gulf Sub, Inc., incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K (File No. 000-10546) filed January 4, 2022.

2.3†
Stock Purchase Agreement, dated as of March 30, 2023, by and among HIS Company, Inc., Distribution Solutions Group, Inc., HIS Company, Inc. Employee Stock Ownership Trust, which is maintained pursuant to and in connection with the HIS Company, Inc. Employee Stock Ownership Plan, acting through GreatBanc Trust Company, not in its corporate capacity, but solely in its capacity as trustee of HIS Company, Inc. Employee Stock Ownership Trust, and Ellis Moseley, solely in his capacity as the representative of HIS Company, Inc. Employee Stock Ownership Trust, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-10546) filed March 31, 2023.

3.1
Third Amended and Restated Certificate of Incorporation of the Company, effective as of August 31, 2023, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-10546) filed on September 1, 2023.

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

10.5*
Distribution Solutions Group, Inc. Equity Compensation Plan (amended and restated effective October 17, 2022, as amended November 10, 2022), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-10546) filed November 18, 2022.

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

10.9*,**	Form of Option Award Agreement dated as of August 22, 2023 under the Distribution Solutions Group, Inc. Equity Compensation Plan, as amended on November 10, 2022.

10.10*,**	Form of Option Award Agreement dated as of January 27, 2023 under the Distribution Solutions Group, Inc. Equity Compensation Plan, as amended on November 10, 2022.
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

10.14*
Retirement and Consulting Agreement, dated as of March 2, 2021, by and between Lawson Products, Inc., an Illinois corporation, and Neil Jenkins, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-10546) filed March 5, 2021.

10.15
Voting Agreement, dated as of December 29, 2021, by and among Lawson Products, Inc. and Luther King Capital Management Corporation, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-10546) filed January 4, 2022.

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

10.20*
Employment Agreement, dated as of January 27, 2023, by and between Lawson Products, Inc., an Illinois corporation, and Ronald J. Knutson, incorporate by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-10546) filed January 31, 2023.

10.21
Subscription Agent Agreement, dated as of May 8, 2023, by and among Distribution Solutions Group, Inc., Computershare Inc. and Computershare Trust Company, N.A., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-10546) filed May 9, 2023.

10.22†
Amended and Restated Credit Agreement, dated as of June 8, 2023, by and among Distribution Solutions Group, Inc., the subsidiaries of Distribution Solutions Group, Inc. party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-10546) filed June 9, 2023.

21**	Subsidiaries of the Company.
23.1**	Consent of Grant Thornton, LLP.
23.2**	Consent of BDO USA, P.C.
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97**	Distribution Solutions Group, Inc. Incentive Based Compensation Recoupment Policy, dated as of November 28, 2023.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive File (embedded within the Inline XBRL document and contained in Exhibit 101)

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

DISTRIBUTION SOLUTIONS GROUP, INC.
(Registrant)

Dated:	March 7, 2024	/s/ J. Bryan King
J. Bryan King Chairman, President and Chief Executive Officer (principal executive officer)

Dated:	March 7, 2024	/s/ Ronald J. Knutson
Ronald J. Knutson Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)

Dated:	March 7, 2024	/s/ David S. Lambert
David S. Lambert Vice President, Controller and Chief Accounting Officer (principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ J. Bryan King	Chairman, President and Chief Executive Officer (principal executive officer)	March 7, 2024
J. Bryan King
/s/ Ronald J. Knutson	Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)	March 7, 2024
Ronald J. Knutson
/s/ David S. Lambert	Vice President, Controller and Chief Accounting Officer (principal accounting officer)	March 7, 2024
David S. Lambert
/s/ Andrew B. Albert	Director	March 7, 2024
Andrew B. Albert
/s/ I. Steven Edelson	Director	March 7, 2024
I. Steven Edelson
/s/ Lee S. Hillman	Director	March 7, 2024
Lee S. Hillman
/s/ Mark F. Moon	Director	March 7, 2024
Mark F. Moon
/s/ Bianca A. Rhodes	Director	March 7, 2024
Bianca A. Rhodes
/s/ Bradley Wallace	Director	March 7, 2024
Bradley Wallace
/s/ Robert S. Zamarripa	Director	March 7, 2024
Robert S. Zamarripa