Form 10-Q
period 2024-03-31
Distribution Solutions Group, Inc.
filed 2024-05-02
CIK 703604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of April 26, 2024, 46,808,801 shares of common stock, $1.00 par value, were outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the federal securities laws that involve risks and uncertainties. Terms such as “aim,” “anticipate,” “believe,” “contemplates,” “continues,” “could,” “ensure,” “estimate,” “expect,” “forecasts,” “if,” “intend,” “likely,” “may,” “might,” “objective,” “outlook,” “plan,” “positioned,” “potential,” “predict,” “probable,” “project,” “shall,” “should,” “strategy,” “will,” “would,” and variations of them and other words and terms of similar meaning and expression (and the negatives of such words and terms) are intended to identify forward-looking statements. Forward-looking statements can also be identified by the fact that they do not relate strictly to historical or current facts. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions or beliefs as of the date they are made and are subject to a number of factors, assumptions and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact our business, financial condition and results of operations include:

•inventory obsolescence;
•work stoppages and other disruptions at transportation centers or shipping ports;
•the reliance of TestEquity Acquisition, LLC (“TestEquity”) on a significant supplier for a significant amount of its product inventory;
•changes in our customers, product mix and pricing strategy;
•disruptions of our information and communication systems;
•cyber-attacks or other information security incidents;
•the inability to successfully recruit, integrate and retain productive sales representatives;
•difficulties in integrating the business operations of TestEquity and 301 HW Opus Holdings, Inc., which conducts business as Gexpro Services (“Gexpro Services”), with our legacy Lawson Products operations, and/or the failure to successfully combine those operations within our expected timetable;
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
•failure to maintain effective internal control over financial reporting;
•our significant amount of indebtedness;
•failure to adequately fund our operating and working capital needs through cash generated from operations and borrowings available under our credit facility;
•failure to meet the covenant requirements of our credit facility;
•government efforts to combat inflation, along with other interest rate pressures, could lead to higher financing costs;
•declines in the market price of our common stock (the “DSG common stock”);
•the significant influence of Luther King Capital Management Corporation (“LKCM”) over the Company in light of its ownership percentage;
•any sales of shares of DSG common stock held by entities affiliated with LKCM or the possibility of any such sales;
•violations of environmental protection regulations;
•changes in tax matters;
•risks arising from our international operations;
•potential limitations on our ability to use our net operating losses and certain other tax attributes generated prior to the April 1, 2022 merger transactions (the “Mergers”) in which TestEquity and Gexpro Services merged with and into subsidiaries of DSG, with TestEquity and Gexpro Services surviving as wholly-owned subsidiaries of DSG, and in connection with which DSG issued shares of DSG common stock to the former equityholders of TestEquity and Gexpro Services in exchange for their equity interests in TestEquity and Gexpro Services;
•public health emergencies;
•business uncertainties as a result of the Mergers;
•stockholder litigation relating to the Mergers;
•a downturn in the economy or in certain sectors of the economy;
•changes in energy costs, tariffs, transportation costs and the cost of raw materials used in our products, and other inflationary pressures;
•supply chain constraints, inflationary pressure and labor shortages; and
•foreign currency exchange rate changes; and
•the other factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

We undertake no obligation to update or revise any forward-looking statement contained herein, whether to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events or otherwise, except as may be required under applicable law.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
Distribution Solutions Group, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$73,097	$83,931
Restricted cash	12,505	15,695
Accounts receivable, less allowances of $1,819 and $2,120, respectively	221,253	213,448
Inventories	313,820	315,984
Prepaid expenses and other current assets	34,382	28,272
Total current assets	655,057	657,330
Property, plant and equipment, net	111,371	113,811
Rental equipment, net	23,709	24,575
Goodwill	402,009	399,925
Deferred tax asset, net	78	95
Intangible assets, net	246,761	253,834
Cash value of life insurance	19,150	18,493
Right of use operating lease assets	79,024	76,340
Other assets	5,964	5,928
Total assets	$1,543,123	$1,550,331
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$101,719	$98,674
Current portion of long-term debt	30,250	32,551
Current portion of lease liabilities	14,638	13,549
Accrued expenses and other current liabilities	93,883	97,241
Total current liabilities	240,490	242,015
Long-term debt, less current portion, net	535,736	535,881
Lease liabilities	69,323	67,065
Deferred tax liability, net	17,150	18,326
Other liabilities	25,766	25,443
Total liabilities	888,465	888,730
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $1 par value:
Authorized - 500,000 shares, issued and outstanding — None	—	—
Common stock, $1 par value:
Authorized - 70,000,000 shares Issued - 47,597,864 and 47,535,618 shares, respectively Outstanding - 46,806,573 and 46,758,359 shares, respectively	46,806	46,758
Capital in excess of par value	672,974	671,154
Retained deficit	(39,931)	(34,707)
Treasury stock – 791,291 and 777,259 shares, respectively	(16,883)	(16,434)
Accumulated other comprehensive income (loss)	(8,308)	(5,170)
Total stockholders’ equity	654,658	661,601
Total liabilities and stockholders’ equity	$1,543,123	$1,550,331

See notes to Condensed Consolidated Financial Statements (Unaudited)

Distribution Solutions Group, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$416,086	$348,270
Cost of goods sold	272,677	215,399
Gross profit	143,409	132,871

Selling, general and administrative expenses	140,626	116,150
Operating income (loss)	2,783	16,721

Interest expense	(11,827)	(7,670)
Change in fair value of earnout liabilities	5	(57)
Other income (expense), net	(262)	(975)

Income (loss) before income taxes	(9,301)	8,019
Income tax expense (benefit)	(4,077)	2,112

Net income (loss)	$(5,224)	$5,907

Basic income (loss) per share of common stock(1)	$(0.11)	$0.14

Diluted income (loss) per share of common stock(1)	$(0.11)	$0.14

Comprehensive income (loss)
Net income (loss)	$(5,224)	$5,907
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(3,138)	2,624
Other	—	(200)
Comprehensive income (loss)	$(8,362)	$8,331
(1) The accompanying Unaudited Condensed Consolidated Financial Statements and notes thereto have been retroactively adjusted to reflect the two-for-one stock split completed in August 2023. See Note 1 – Nature of Operations and Basis of Presentation for details.

See notes to Condensed Consolidated Financial Statements (Unaudited)

Distribution Solutions Group, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands, except share data)
(Unaudited)

	Common Stock		Capital in Excess of Par Value			Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Outstanding Shares	$1 Par Value		Retained Deficit	Treasury Stock
Balance at January 1, 2024	46,758,359	$46,758	$671,154	$(34,707)	$(16,434)	$(5,170)	$661,601
Net income (loss)	—	—	—	(5,224)	—	—	(5,224)
Foreign currency translation adjustment	—	—	—	—	—	(3,138)	(3,138)
Stock-based compensation	—	—	998	—	—	—	998
Stock-based compensation liability paid in shares	—	—	870	—	—	—	870
Shares issued	62,246	62	(62)	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(14,032)	(14)	14	—	(449)	—	(449)
Balance at March 31, 2024	46,806,573	$46,806	$672,974	$(39,931)	$(16,883)	$(8,308)	$654,658

See notes to Condensed Consolidated Financial Statements (Unaudited)

Distribution Solutions Group, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands, except share data)
(Unaudited)

	Common Stock(1)		Capital in Excess of Par Value(1)			Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Outstanding Shares	$1 Par Value		Retained Deficit	Treasury Stock
Balance at January 1, 2023	38,833,568	$38,834	$572,379	$(25,736)	$(12,526)	$(9,956)	$562,995
Net income (loss)	—	—	—	5,907	—	—	5,907
Foreign currency translation adjustment	—	—	—	—	—	2,624	2,624
Stock-based compensation	—	—	773	—	—	—	773
Stock-based compensation liability paid in shares	—	—	227	—	—	—	227
Shares issued	22,288	22	(22)	—	—	—	—
Shares issued - earnout	3,400,000	3,400	(3,400)	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(5,278)	(5)	5	—	(117)	—	(117)
Other	—	—	204	(4)	—	(200)	—
Balance at March 31, 2023	42,250,578	$42,251	$570,166	$(19,833)	$(12,643)	$(7,532)	$572,409
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

See notes to Condensed Consolidated Financial Statements (Unaudited)

Distribution Solutions Group, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net income (loss)	$(5,224)	$5,907
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	17,052	15,722
Amortization of debt issuance costs	660	469
Stock-based compensation	2,198	2,204
Deferred income taxes	1,159	612
Change in fair value of earnout liabilities	(5)	57
Gain on sale of rental equipment	(432)	(889)
Loss on sale of property, plant and equipment	(5)	151
Net realizable value adjustment and write-offs for obsolete and excess inventory	1,605	2,158
Bad debt expense	(333)	253
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(6,560)	(6,015)
Inventories	1,048	(7,243)
Prepaid expenses and other current assets	(6,813)	(2,941)
Accounts payable	3,454	11,183
Accrued expenses and other current liabilities	(1,488)	(8,698)
Other changes in operating assets and liabilities	299	928
Net cash provided by (used in) operating activities	6,615	13,858
Investing activities
Purchases of property, plant and equipment	(2,454)	(4,490)
Business acquisitions, net of cash acquired	(13,145)	—
Purchases of rental equipment	(1,221)	(2,420)
Proceeds from sale of rental equipment	812	1,816
Net cash provided by (used in) investing activities	(16,008)	(5,094)
Financing activities
Proceeds from revolving lines of credit	8,858	93,953
Payments on revolving lines of credit	(11,611)	(87,607)
Payments on term loans	(625)	(7,500)
Shares repurchased held in treasury	(449)	(117)
Payment of financing lease principal	(124)	(123)
Payment of earnout	—	(1,000)
Net cash provided by (used in) financing activities	(3,951)	(2,394)
Effect of exchange rate changes on cash and cash equivalents	(680)	222
Increase (decrease) in cash, cash equivalents and restricted cash	(14,024)	6,592
Cash, cash equivalents and restricted cash at beginning of period	99,626	24,740
Cash, cash equivalents and restricted cash at end of period	$85,602	$31,332
Cash and cash equivalents	$73,097	$31,144
Restricted cash	12,505	188
Total cash, cash equivalents and restricted cash	$85,602	$31,332

See notes to Condensed Consolidated Financial Statements (Unaudited)

Distribution Solutions Group, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023

Supplemental disclosure of cash flow information
Net cash paid for income taxes	$1,702	$1,015
Net cash paid for interest	$9,269	$7,308
Net cash paid for interest on supply chain financing	$572	$572

Non-cash activities:
Right of use assets obtained in exchange for finance lease liabilities	$383	$383
Right of use assets obtained in exchange for operating lease liabilities	$6,212	$2,496

See notes to Condensed Consolidated Financial Statements (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 – Nature of Operations and Basis of Presentation
Organization

Distribution Solutions Group, Inc. (“DSG”), a Delaware corporation, is a global specialty distribution company providing value added distribution solutions to the maintenance, repair and operations (“MRO”), original equipment manufacturer (“OEM”) and industrial technology markets. DSG has three principal operating companies: Lawson Products, Inc. (“Lawson”), TestEquity Acquisition, LLC (“TestEquity”), and 301 HW Opus Holdings, Inc., conducting business as Gexpro Services (“Gexpro Services”).

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “DSG”, the “Company”, “we”, “our” or “us” refer to Distribution Solutions Group, Inc., and all entities consolidated in the accompanying unaudited condensed consolidated financial statements.

Nature of Operations

A summary of the nature of operations for each of DSG’s operating companies is presented below. Information regarding DSG’s reportable segments is presented in Note 16 – Segment Information.

Lawson is a distributor of specialty products and services to the industrial, commercial, institutional and governmental MRO marketplace. Lawson primarily distributes MRO products to its customers through a network of sales representatives and an inside sales channel throughout the United States and Canada.

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
Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all disclosures required by GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with DSG’s audited consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission (“SEC”). All normal recurring adjustments have been made that are necessary to fairly state the results of operations for the interim periods. Operating results for the three-month period ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

2023 Stock Split: On August 15, 2023, DSG announced that its Board of Directors approved and declared a two-for-one stock split (the “Stock Split”), which entitled each stockholder of record as of the close of business on August 25, 2023 to receive one additional share of DSG common stock for each share of DSG common stock then-held. The additional shares were distributed after the close of trading on August 31, 2023, and shares of DSG common stock began trading at the split-adjusted basis on September 1, 2023. Accordingly, all share and per share amounts have been retroactively adjusted to reflect the impact of the Stock Split for all periods presented herein.

Period-end Dates: The Company and its consolidated subsidiaries, except for Gexpro Services, operate on a calendar year-end. Gexpro Services operates on a calendar year-end for annual reporting purposes. However, quarterly financial statements for Gexpro Services are prepared on financial close dates that may differ from that of the Company. For the quarter ended March 31, 2024, there was a one day difference in the period end. The Company utilizes the exchange rates in effect at Gexpro Services’ reporting date and the appropriate weighted-average rate for its fiscal reporting period.

Note 2 – Summary of Significant Accounting Policies

There were no significant changes to the Company’s accounting policies from those disclosed in DSG’s Annual Report on Form 10-K for the year ended December 31, 2023. See Note 2 of the 2023 consolidated financial statements included in DSG’s Annual Report on Form 10-K for the year ended December 31, 2023 for further details of the Company’s significant accounting policies.

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
Note 3 – Business Acquisitions

DSG and its operating companies acquired businesses during the first three months of 2024 and the year ended December 31, 2023. The acquisitions were accounted for under ASC 805, the acquisition method of accounting. For each acquisition, the allocation of consideration exchanged to the assets acquired and liabilities assumed was based on estimated acquisition-date fair values. The final valuations will be completed within the one-year measurement period following the respective acquisition date, and any adjustments will be recorded in the period in which the adjustments are determined.

2024 Acquisition

On January 19, 2024, DSG acquired 100% of the certain assets of Safety Supply Illinois LLC, conducting business as Emergent Safety Supply (“ESS” and the “ESS Transaction”), with a purchase price of $9.9 million. ESS is a national distributor of safety products based near Chicago in Batavia, Illinois that generates annual sales of approximately $13 million. ESS was acquired to expand Lawson’s safety product category. Accordingly, the results of operations of ESS are included within the Lawson reportable segment. The acquisition was funded using DSG’s cash on hand.

The following table summarizes the preliminary allocation of consideration exchanged to the estimated fair values of assets acquired and liabilities assumed, including the allocation to other intangible assets acquired:

Emergent Safety Supply
(in thousands)	January 19, 2024 Acquisition Date
Accounts receivable(1)	$1,363
Inventory	1,399
Other current assets	10
Property, plant and equipment	228
Right of use assets	550
Other intangible assets:
Customer relationships	2,700
Trade names	1,400
Other assets	11
Accounts payable	(205)
Lease liabilities	(550)
Accrued expenses and other liabilities	(25)
Goodwill	2,973
Total purchase consideration exchanged, net of cash acquired	$9,854
Cash consideration	$8,904
Deferred consideration	950
Total purchase consideration exchanged, net of cash acquired	$9,854
(1)    Accounts receivable had an estimated fair value of $1.4 million and a gross contractual value of $1.4 million. The difference represents the Company’s best estimate of the contractual cash flows that will not be collected.

Certain estimated values for the ESS Transaction, including the valuation of intangibles and property, plant and equipment, are not yet finalized, and the preliminary purchase price allocation is subject to change as the Company completes its analysis of the fair value at the date of acquisition.

The customer relationships and trade names intangible assets have estimated useful lives of 16 years and 8 years, respectively. As a result of the ESS Transaction, the Company recorded tax deductible goodwill of $3.0 million in 2024 that may result in a tax benefit in future periods and is primarily attributable to the benefits we expect to derive from expected synergies, including expanded product and service offerings and cross-selling opportunities.

2023 Acquisition

On June 8, 2023, DSG acquired all of the issued and outstanding capital stock of HIS Company, Inc., a Texas corporation (“Hisco” and the “Hisco Transaction”), a distributor of specialty products serving industrial technology applications, pursuant to a Stock Purchase Agreement dated March 30, 2023 (the “Purchase Agreement”). In connection with this transaction, DSG combined the operations of TestEquity and Hisco, further expanding the product and service offerings at TestEquity, as well as all of our operating businesses under DSG.

The total purchase consideration exchanged for the Hisco Transaction was $267.3 million, net of cash acquired of $12.2 million, with a potential additional earn-out payment subject to Hisco achieving certain performance targets. Refer to Note 8 – Earnout Liabilities for additional information on the earn-out. DSG will also pay $37.5 million in cash or DSG common stock in retention bonuses to certain Hisco employees that remain employed with Hisco or its affiliates for at least twelve months after the closing of the Hisco Transaction. For the three months ended March 31, 2024, $9.6 million was recorded as compensation expense over the service period for the retention bonuses as a component of Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

DSG funded the Hisco Transaction with borrowings under its 2023 Amended Credit Agreement (as defined below) and proceeds raised from the Rights Offering (as defined below). Refer to Note 9 – Debt for information about the 2023 Amended Credit Agreement and Note 11 – Stockholders’ Equity for details on the Rights Offering.

The Purchase Agreement allowed certain eligible Hisco employees to invest all or a portion of their respective closing payment in DSG common stock at $22.50 per share, up to an aggregate value of DSG common stock issued to such eligible Hisco employees of $25.0 million. During the third quarter of 2023, the Company issued 144,608 shares of DSG common stock to the eligible Hisco employees and received approximately $3.3 million. During the third quarter of 2023, approximately $0.4 million was recorded as compensation expense for the discount between the prevailing market price of the DSG common stock on the date of purchase and the purchase price of $22.50 per share as a component of Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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
(2)    The Company paid $4.2 million of the Hisco deferred consideration during the three months ended March 31, 2024.

Certain estimated values for the Hisco Transaction, including the valuation of intangibles and income taxes (including deferred taxes and associated valuation allowances), are not yet finalized, and the preliminary purchase price allocation is subject to change as the Company completes its analysis of the fair value at the date of acquisition.

Following the initial fair value measurement, the Company updated the purchase price allocation for Hisco primarily related to the ongoing review of the opening balance sheet and contractual working capital adjustments and revised certain assumptions used in estimating the fair value of the contingent consideration. During 2023, the adjustments to these balances resulted in a $0.2 million increase to goodwill and a $3.2 million decrease to the total purchase consideration, net of cash acquired.
The customer relationships and trade names intangible assets have estimated useful lives of 12 years and 8 years, respectively. As a result of the Hisco Transaction, the Company recorded tax deductible goodwill of $41.4 million in 2023 that may result in a tax benefit in future periods and is primarily attributable to the benefits we expect to derive from expected synergies, including expanded product and service offerings and cross-selling opportunities.

Unaudited Pro Forma Information

The following table presents estimated unaudited pro forma consolidated financial information for DSG as if the acquisitions disclosed above occurred on January 1, 2023 for the acquisition completed during 2024 and January 1, 2022 for the acquisitions completed during 2023. The unaudited pro forma information reflects adjustments including amortization on acquired intangible assets, interest expense, and the related tax effects. This information is presented for informational purposes only and is not necessarily indicative of future results or the results that would have occurred had the acquisitions been completed on the date indicated.

	Three Months Ended March 31,
(in thousands)	2024	2023
Revenue	$416,527	$456,045
Net income	$(5,131)	$13,868

Actual Results of Business Acquisitions

The following table presents actual results attributable to our acquisitions that were included in the unaudited condensed consolidated financial statements for the first three months of 2024 and 2023. The results for these acquisitions are only included subsequent to their respective acquisition dates provided above.

	Three Months Ended March 31,
(in thousands)	2024	2023
Revenue	$2,288	$—
Net Income	$67	$—

The Company incurred transaction and integration costs related to completed and contemplated acquisitions of $2.0 million for the three months ended March 31, 2024 and $4.1 million for the three months ended March 31, 2023, which are included in Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
Note 4 – Revenue Recognition

Disaggregation of Revenue

The Company’s revenue is primarily comprised of product sales to customers. The Company has disaggregated revenue by geographic area and by segment as it most reasonably depicts the amount, timing and uncertainty of revenue and cash flows generated from our contracts with customers. Disaggregated consolidated revenue by geographic area (based on the location to which the product is shipped to):

	Three Months Ended March 31,
(in thousands)	2024	2023
United States	$328,643	$298,727
Canada	29,388	21,845
Europe	19,094	16,916
Pacific Rim	4,223	1,937
Latin America	32,109	7,429
Other	3,024	1,416
Intersegment revenue elimination	(395)	—
Total revenue	$416,086	$348,270

See Note 16 – Segment Information for disaggregation of revenue by segment.

Rental Revenue

TestEquity rents new and used electronic test and measurement equipment to customers in multiple industries. Lawson leases parts washer machines to customers. This leased equipment is included in Rental equipment, net in the Unaudited

Condensed Consolidated Balance Sheets, and rental revenue is included in Revenue in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The unearned rental revenue related to customer prepayments on equipment leases was nominal at March 31, 2024 and December 31, 2023.

Rental revenue from operating leases:

	Three Months Ended March 31,
(in thousands)	2024	2023
Revenue from operating leases	$4,287	$6,100

Note 5 – Supplemental Financial Statement Information

Restricted Cash

The Company has agreed to maintain restricted cash of $12.5 million under agreements with outside parties. An escrow account of $12.5 million was established in conjunction with the Hisco Transaction, to be released upon Hisco meeting certain working capital and other post-closing requirements as of the one-year post-acquisition date with a balance of $3.1 million at March 31, 2024. The Company is restricted from withdrawing this balance without the prior consent of the sellers. The remaining restricted cash balance of $9.4 million represents collateral for certain borrowings under the 2023 Amended Credit Agreement, and the Company is restricted from withdrawing this balance without the prior consent of the respective lenders.

Property, Plant and Equipment, net

Components of property, plant and equipment, net were as follows:

(in thousands)	March 31, 2024	December 31, 2023
Land	$16,772	$16,916
Buildings and improvements	51,107	50,376
Machinery and equipment	49,413	48,844
Capitalized software	11,664	9,148
Furniture and fixtures	12,090	11,022
Vehicles	1,738	1,738
Construction in progress(1)	3,087	6,025
Total	145,871	144,069
Accumulated depreciation and amortization	(34,500)	(30,258)
Property, plant and equipment, net	$111,371	$113,811
(1)Construction in progress primarily relates to upgrades to certain of the Company’s information technology systems that we expect to place in service in the next 12 months.

Depreciation expense for property, plant and equipment was $3.7 million for the first quarter of 2024 and $3.5 million for the first quarter of 2023. Amortization expense for capitalized software was $0.8 million for the first quarter of 2024 and $0.7 million for the first quarter of 2023.

Rental Equipment, net

Rental equipment, net consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Rental equipment	$51,735	$52,387
Accumulated depreciation	(28,026)	(27,812)
Rental equipment, net	$23,709	$24,575

Depreciation expense included in cost of sales for rental equipment was $1.8 million and $2.3 million for the first quarter of 2024 and 2023, respectively. Refer to Note 4 – Revenue Recognition for a discussion on the Company’s activities as lessor.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Accrued severance and acquisition related retention bonus	$28,450	$21,128
Accrued compensation	17,897	25,371
Accrued and withheld taxes, other than income taxes	8,079	8,661
Accrued stock-based compensation	5,712	5,573
Accrued interest	5,036	3,301
Accrued customer rebates	4,213	5,473
Deferred acquisition payments and accrued earnout liabilities	4,163	7,513
Accrued health benefits	2,561	1,728
Deferred revenue	1,101	810
Accrued income taxes	927	1,994
Other	15,744	15,689
Total accrued expenses and other current liabilities	$93,883	$97,241

Other Liabilities

Other liabilities consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Security bonus plan	$8,189	$8,666
Deferred compensation	11,259	11,041
Other	6,318	5,736
Total other liabilities	$25,766	$25,443
Note 6 – Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by segment were as follows:

(in thousands)	Lawson	TestEquity	Gexpro Services	All Other	Total
Balance at December 31, 2023	$155,915	$164,990	$55,743	$23,277	$399,925
Acquisitions	2,973	—	—	—	2,973
Impact of foreign exchange rates	(135)	—	(250)	(504)	(889)
Balance at March 31, 2024	$158,753	$164,990	$55,493	$22,773	$402,009

Intangible Assets

The gross carrying amount and accumulated amortization for definite-lived intangible assets were as follows:

	March 31, 2024			December 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$119,583	$(33,496)	$86,087	$117,881	$(30,093)	$87,788
Customer relationships	235,723	(77,919)	157,804	233,513	(71,215)	162,298
Other (1)	8,328	(5,458)	2,870	8,011	(4,263)	3,748
Total	$363,634	$(116,873)	$246,761	$359,405	$(105,571)	$253,834
(1)    Other primarily consists of non-compete agreements.

Amortization expense for definite-lived intangible assets was $10.7 million for the three months ended March 31, 2024 and $9.2 million for the three months ended March 31, 2023. Amortization expense related to intangible assets was recorded in Selling, general and administrative expenses.

The estimated aggregate amortization expense for the remaining year 2024 and each of the next four years and thereafter are as follows:

(in thousands)	Amortization
Remaining 2024	$32,987
2025	39,349
2026	36,362
2027	31,515
2028	27,419
Thereafter	79,129
Total	$246,761

Note 7 – Leases

Activities as Lessee

The Company leases property used for warehousing, distribution centers, office space, branch locations, equipment and vehicles. The expenses related to our leasing activity for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

		Three Months Ended March 31,
Lease Type	Classification	2024	2023
Operating Lease Expense (1)	Operating expenses	$5,716	$4,882
Financing Lease Amortization	Operating expenses	134	138
Financing Lease Interest	Interest expense	27	26
Financing Lease Expense		161	164
Net Lease Cost		$5,877	$5,046
(1)     Includes short-term lease expense, which is immaterial.

The value of net assets and liabilities related to our operating and finance leases as of March 31, 2024 and December 31, 2023 was as follows (in thousands):

Lease Type	March 31, 2024	December 31, 2023
Total ROU operating lease assets	$79,024	$76,340
Total ROU financing lease assets	1,810	1,560
Total lease assets	$80,834	$77,900

Total current operating lease obligation	$14,110	$13,010
Total current financing lease obligation	528	539
Total current lease obligation	$14,638	$13,549

Total long-term operating lease obligation	$68,275	$66,234
Total long-term financing lease obligation	1,048	831
Total long-term lease obligation	$69,323	$67,065

The value of lease liabilities related to our operating and finance leases as of March 31, 2024 was as follows (in thousands):

Maturity Date of Lease Liabilities	Operating Leases	Financing Leases	Total
Remaining 2024	$14,728	$513	$15,241
2025	19,378	516	19,894
2026	15,614	431	16,045
2027	13,583	200	13,783
2028	11,550	95	11,645
Thereafter	33,575	16	33,591
Total lease payments	108,428	1,771	110,199
Less: Interest	(26,043)	(195)	(26,238)
Present value of lease liabilities	$82,385	$1,576	$83,961

The weighted average lease terms and interest rates of leases held as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024		December 31, 2023
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term	6.7 years	3.2 years	6.6 years	2.8 years
Weighted average interest rate	7.9%	7.4%	7.8%	7.1%

The cash outflows of leasing activity for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

		Three Months Ended March 31,
Cash Flow Source	Classification	2024	2023
Operating cash flows from operating leases	Operating activities	$(4,674)	$(3,524)
Operating cash flows from financing leases	Operating activities	(50)	(68)
Financing cash flows from financing leases	Financing activities	(124)	(123)

Refer to Note 4 – Revenue Recognition for a discussion on the Company’s activities as lessor.

Note 8 – Earnout Liabilities

Hisco Acquisition

The Hisco Transaction includes a potential earn-out payment of up to $12.6 million, subject to Hisco achieving certain performance targets. The earn-out payment is calculated based on the gross profit of Hisco and its affiliates for the twelve months ending October 31, 2023, subject to certain adjustments and exclusions set forth in the Purchase Agreement. The fair value of the contingent consideration arrangement was classified as a Level 3 instrument and was determined using a probability-based scenario analysis approach. As of June 8, 2023 (the Hisco Transaction date) and December 31, 2023, the fair value of the earn-out was $0.1 million and $0.0 million, respectively, with amounts recorded in Accrued expenses and other current liabilities in the Unaudited Condensed Consolidated Balance Sheets. As the performance targets were not achieved, no earn-out payment will be made.

Frontier Acquisition

On March 31, 2022, Gexpro Services acquired Frontier Technologies Brewton, LLC and Frontier Engineering and Manufacturing Technologies, Inc. ("Frontier"). The consideration for the Frontier acquisition includes a potential earn-out payment of up to $3.0 million based upon the achievement of certain milestones and relative thresholds during the earn-out measurement period, which ends on December 31, 2024, with payments made annually beginning in 2023 and ending in 2025. During the first quarter of 2023, a $1.0 million earn-out payment was made based on the achievement of certain milestones in 2022. The fair value of the contingent consideration arrangement was classified as a Level 3 instrument and was determined using a probability-based scenario analysis approach. As of March 31, 2022 (the Frontier acquisition date), December 31, 2023 and March 31, 2024, the fair value of the earn-out was $0.9 million, $0.0 million and $0.0 million, respectively, with amounts recorded in Accrued expenses and other current liabilities in the Unaudited Condensed Consolidated Balance Sheets.

Note 9 – Debt

The Company’s outstanding long-term debt was comprised of the following:

(in thousands)	March 31, 2024	December 31, 2023
Senior secured revolving credit facility	$—	$—
Senior secured term loan	228,125	228,125
Senior secured delayed draw term loan	46,250	46,875
Incremental term loan	297,375	297,375
Other revolving line of credit	—	2,301
Total debt	571,750	574,676
Less: current portion of long-term debt	(30,250)	(32,551)
Less: deferred financing costs	(5,764)	(6,244)
Total long-term debt	$535,736	$535,881

On June 8, 2023, the Company and certain of its subsidiaries entered into the First Amendment to Amended and Restated Credit Agreement (the “First Amendment” and as amended, the “2023 Amended Credit Agreement”), which amended and replaced the previous credit agreement, dated as of April 1, 2022.

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

Each of the loans under the 2023 Amended Credit Agreement mature on April 1, 2027. The Company is required to repay principal of approximately $7.6 million each quarter. Future maturities of long-term debt are $30.3 million per year payable in equal quarterly installments in 2024, 2025 and 2026, with the remaining balance of $481.6 million due in 2027 upon maturity.

Net of outstanding letters of credit, there was $198.3 million of borrowing availability under the revolving credit facility as of March 31, 2024.

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

Deferred financing costs of $3.4 million were incurred in connection with the 2023 Amended Credit Agreement, and deferred financing costs of $4.0 million were incurred during 2022 in connection with the previous credit agreement. Deferred financing costs are amortized over the life of the debt instrument and reported as a component of Interest expense in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Amortization of deferred financing costs was $0.7 million and $0.5 million for the first three months of 2024 and 2023, respectively. As of March 31, 2024, total deferred financing costs net of accumulated amortization were $7.9 million of which $5.8 million are included in Long-term debt, less current portion, net (related to the senior secured term loan, senior secured delayed draw term loan and incremental term loan) and $2.2 million are included in Other assets (related to the senior secured revolving credit facility) in the Unaudited Condensed Consolidated Balance Sheets.

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

The 2023 Amended Credit Agreement contains various covenants, including financial maintenance covenants requiring the Company to maintain compliance with a consolidated minimum interest coverage ratio and a maximum total net leverage ratio, each determined in accordance with the terms of the 2023 Amended Credit Agreement. The 2023 Amended Credit Agreement contains various events of default (subject to exceptions, thresholds and grace periods as set forth in the 2023 Amended Credit Agreement). Under certain circumstances, a default interest rate will apply on all obligations at a rate equal to 2.0% per annum above the applicable interest rate. The Company was in compliance with all financial covenants as of March 31, 2024.

Note 10 – Stock-Based Compensation

The Company recorded stock-based compensation expense of $2.2 million for the three months ended March 31, 2024 and $2.2 million for the three months ended March 31, 2023 in Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). A portion of the Company’s stock-based awards are liability-classified. Accordingly, changes in the market value of DSG common stock may result in stock-based compensation expense or benefit in certain periods. A stock-based compensation liability of $5.7 million as of March 31, 2024 and $5.6 million as of December 31, 2023 was included in Accrued expenses and other current liabilities in the Unaudited Condensed Consolidated Balance Sheets.

Note 11 – Stockholders’ Equity

Rights Offering

The Company completed a subscription rights offering on May 30, 2023 (the “Rights Offering”) that raised gross proceeds of approximately $100.0 million and resulted in the issuance of 4,444,444 shares of DSG common stock at a purchase price of $22.50 per share. Net proceeds were approximately $98.5 million after transaction costs of $1.5 million related to the issuance of DSG common stock for the Rights Offering, which were recorded against Capital in excess of par value in the Unaudited Condensed Consolidated Balance Sheets. DSG used the proceeds from the Rights Offering, in combination with borrowings under the 2023 Amended Credit Agreement, to fund the Hisco Transaction.

Stock Repurchase Program

Under an existing stock repurchase program authorized by the Board of Directors, the Company may repurchase its common stock from time to time in open market transactions, privately negotiated transactions or by other methods. No shares were repurchased during the three months ended March 31, 2024 or 2023 under the Company’s stock repurchase plan. The remaining availability for stock repurchases under the program was $29.0 million at March 31, 2024.

Note 12 – Earnings Per Share

As a result of the Stock Split discussed in Note 1 – Nature of Operations and Basis of Presentation, all historical per share data, number of shares and numbers of equity awards were retroactively adjusted. The following table provides the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2024	2023

Basic income per share:
Net income (loss)	$(5,224)	$5,907
Basic weighted average shares outstanding	46,777,178	42,241,540
Basic income (loss) per share of common stock	$(0.11)	$0.14

Diluted income per share:
Net income (loss)	$(5,224)	$5,907
Basic weighted average shares outstanding	46,777,178	42,241,540
Effect of dilutive securities	—	366,868
Diluted weighted average shares outstanding	46,777,178	42,608,408
Diluted income (loss) per share of common stock	$(0.11)	$0.14
Anti-dilutive securities excluded from the calculation of diluted income per share	862,989	—

Note 13 – Income Taxes

The Company recorded an income tax benefit of $4.1 million, a 43.8% effective tax rate for the three months ended March 31, 2024. Income tax expense of $2.1 million, a 26.3% effective tax rate was recorded for the three months ended March 31, 2023. The effective tax rate for the three months ended March 31, 2024 was higher than the U.S. statutory rate primarily due to adjustments to state taxes, foreign income and a change in valuation allowances related to interest expense limitation deferred tax assets. The effective tax rate for the three months ended March 31, 2023 was higher than the U.S. statutory rate primarily due to state taxes, foreign operations, and other permanent items.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of multiple state and foreign jurisdictions. As of March 31, 2024, the Company is subject to U.S. federal income tax examinations for the years 2020 through 2022 and income tax examinations from various other jurisdictions for the years 2016 through 2022.

Earnings from the Company’s foreign subsidiaries are considered to be indefinitely reinvested. A distribution of these non-U.S. earnings in the form of dividends or otherwise may subject the Company to foreign withholding taxes and U.S. federal and state taxes.

Note 14 – Commitments and Contingencies

Merger Litigation

In February 2022, three purported DSG stockholders made demands pursuant to Section 220 of the Delaware General Corporation Law to inspect certain books and records of DSG (collectively, the “Books and Records Demands”). One stated purpose of the Books and Records Demands was to investigate questions of director disinterestedness and independence and the alleged possibility of wrongdoing, mismanagement and/or material non-disclosure related to the Special Committee’s and the DSG Board of Directors’ approval of the Mergers. On March 16, 2022, one of the purported DSG stockholders who previously made a Books and Records Demand filed a lawsuit entitled Robert Garfield v. Lawson Products, Inc., Case No. 2022-0252, in the Court of Chancery of the State of Delaware against DSG (the “Garfield Action”). On March 22, 2022, another of the purported DSG stockholders who previously made a Books and Records Demand filed a lawsuit entitled Jeffrey Edelman v. Lawson Products, Inc., Case No. 2022-0270, in the Court of Chancery of the State of Delaware against DSG (the “Edelman Action”). The Garfield Action and the Edelman Action, which were consolidated and re-captioned as Lawson Products, Inc. Section 220 Litigation, Case No. 2022-0270, are collectively referred to as the “Books and Records Actions.” The Books and Records Actions sought to compel inspection of certain books and records of DSG to investigate questions of director disinterestedness and independence and the alleged possibility of wrongdoing, mismanagement and/or material non-disclosure related to the Special Committee’s and the DSG Board of Directors’ approval of the Mergers. Following briefing, the Delaware Court of Chancery held a trial on July 14, 2022 to adjudicate the Books and Records Actions. At the conclusion of the trial, the Court ruled orally that the stockholders’ demands would be granted only in one respect (production of documents sufficient to show the identities of any guarantors of debt of the acquired companies) and the Court denied the remainder of the stockholders’ requests. The Court’s ruling was memorialized in an order issued on July 20, 2022. Thereafter, DSG produced excerpts of certain documents as required by the Court’s ruling and subsequent order.

On October 3, 2022, the plaintiffs in the Books and Records Actions filed a shareholder derivative action (the “Derivative Action”) entitled Jeffrey Edelman and Robert Garfield v. John Bryan King et al., Case No. 2022-0886, in the Court of Chancery of the State of Delaware (the “Delaware Chancery Court”). The Derivative Action names as defendants J. Bryan King, Lee S. Hillman, Bianca A. Rhodes, Mark F. Moon, Andrew B. Albert, I. Steven Edelson and Ronald J. Knutson (collectively, “Director and Officer Defendants”), and LKCM Headwater Investments II, L.P., LKCM Headwater II Sidecar Partnership, L.P., Headwater Lawson Investors, LLC, PDLP Lawson, LLC, LKCM Investment Partnership, L.P., LKCM Micro-Cap Partnership, L.P., LKCM Core Discipline, L.P. and Luther King Capital Management Corporation (collectively, the “LKCM Defendants”). Purporting to act on behalf of DSG, in the Derivative Action the plaintiffs allege, among other things, various claims of alleged breach of fiduciary duty against the Director and Officer Defendants and the LKCM Defendants in connection with the Mergers. The Derivative Action seeks, among other things, money damages, equitable relief and the costs of the Derivative Action, including reasonable attorneys’, accountants’ and experts’ fees. On October 24, 2022, the plaintiffs voluntarily dismissed PDLP Lawson, LLC and LKCM Investment Partnership, L.P. from the Derivative Action without prejudice.

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

Environmental Matter

In 2012, it was determined that a Company-owned site in Decatur, Alabama, contained hazardous substances in the soil and groundwater as a result of historical operations prior to the Company’s ownership. The Company retained an environmental consulting firm to further investigate the contamination, prepare a remediation plan, and enroll the site in the Alabama Department of Environmental Management (“ADEM”) voluntary cleanup program.

A remediation plan was approved by ADEM in 2018. The plan consists of chemical injections throughout the affected area, as well as subsequent monitoring of the area. The injection process was completed in the first quarter of 2019 and the environmental consulting firm is monitoring the affected area. At March 31, 2024 the Company had approximately $0.1 million accrued for potential monitoring costs included in Accrued expenses and other current liabilities in the Unaudited Condensed Consolidated Balance Sheets. The costs for future monitoring are not significant and have been fully accrued. The Company does not expect to capitalize any amounts related to the remediation plan.

Note 15 – Related Party Transactions

Consulting Services

Individuals employed by LKCM Headwater Operations, LLC, a related party of LKCM, have provided the Company with certain consulting services for interim executive management in addition to assisting in identifying cost savings, revenue enhancements and operational synergies of the combined companies. Expense of $0.4 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively was recorded within Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), reflecting expenses accrued for these consulting services.

Significant Shareholder

LKCM, entities affiliated with LKCM and J. Bryan King (President and Chief Executive Officer of DSG and Chairman of the DSG Board of Directors), including private investment partnerships for which LKCM serves as investment manager, beneficially owned in the aggregate approximately 36,357,588 shares of DSG common stock as of March 31, 2024 representing approximately 77.7% of the outstanding shares of DSG common stock as of March 31, 2024.

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

Lawson is a distributor of specialty products and services to the industrial, commercial, institutional and governmental MRO marketplace. Lawson primarily distributes MRO products to its customers through a network of sales representatives and an inside sales channel throughout the United States and Canada.

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

The Company also has an “All Other” category which includes unallocated DSG holding company costs that are not directly attributable to the ongoing operating activities of our reportable segments and includes the results of the Bolt Supply House (“Bolt”) non-reportable segment. Revenue within the All Other category represents the results of Bolt. Bolt generates revenue primarily from the sale of MRO products to its walk-up customers and service to its customers through its 14 branch locations. Bolt does not provide VMI services for its customers or provide services in addition to product sales to customers. Revenue is recognized at the time that control of the product has been transferred to the customer which is either upon delivery or shipment depending on the terms of the contract.

Financial information for the Company’s segments and reconciliations of that information to the unaudited condensed consolidated financial statements is presented below. Asset information by operating segment is not presented below since the chief operating decision maker does not review this information by segment.

	Three Months Ended March 31,
(in thousands)	2024	2023
Revenue
Lawson	$118,186	$125,280
TestEquity	187,149	107,359
Gexpro Services	98,651	101,016
All Other	12,495	14,615
Intersegment revenue elimination	(395)	—
Total revenue	$416,086	$348,270

Operating income (loss)
Lawson	$4,107	$8,245
TestEquity	(6,094)	26
Gexpro Services	5,462	7,374
All Other	(692)	1,076
Total operating income (loss)	$2,783	$16,721

Segment revenue includes revenue from sales to external customers and intersegment revenue from sales transactions between segments. The Company accounts for intersegment sales similar to third party transactions that are conducted on an arm’s-length basis and reflect current market prices. Intersegment revenue is eliminated in consolidation. Segment revenue and the elimination of intersegment revenue was as follows:

(in thousands)	Lawson	TestEquity	Gexpro Services	All Other	Elimination	Total
Three Months Ended March 31, 2024
Revenue from external customers	$118,162	$187,065	$98,364	$12,495	$—	$416,086
Intersegment revenue	24	84	287	—	(395)	—
Revenue	$118,186	$187,149	$98,651	$12,495	$(395)	$416,086
Three Months Ended March 31, 2023
Revenue from external customers	$125,280	$107,359	$101,016	$14,615	$—	$348,270
Intersegment revenue	—	—	—	—	—	—
Revenue	$125,280	$107,359	$101,016	$14,615	$—	$348,270

Note 17 – Subsequent Event

On May 1, 2024, DSG completed the acquisition of S&S Automotive Inc. (“S&S”), with a preliminary purchase price of approximately $80.0 million. S&S is a distributor of automotive, industrial, and safety supplies to the automotive dealership market based near Chicago in Woodridge, Illinois that generates annual sales of approximately $40.0 million. S&S was acquired to expand Lawson’s automotive end market. The acquisition was funded using DSG’s cash on hand and its revolving credit facility.

Due to the recent acquisition date, the purchase accounting for S&S was not final at the time of this filing, and a preliminary allocation of consideration exchanged to the estimated fair values of assets acquired and liabilities assumed was not complete. The final valuation will be completed within the one-year measurement period following the acquisition date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of DSG’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements, accompanying notes and other information included in DSG’s Annual Report on Form 10-K filed for the year ended December 31, 2023.

References to “DSG”, the “Company”, “we”, “our” or “us” refer to Distribution Solutions Group, Inc. and all entities consolidated in the accompanying unaudited condensed consolidated financial statements.

Overview

DSG, is a multi-platform specialty distribution company providing high touch, value-added distribution solutions to the maintenance, repair and operations (“MRO”), the original equipment manufacturer (“OEM”) and the industrial technologies markets.

We manage and report our operating results through three reportable segments: Lawson, TestEquity and Gexpro Services. A summary of our segments is presented below. For additional details about our segments, see Note 16 – Segment Information within Item 1. Financial Statements.

Lawson is a distributor of specialty products and services to the industrial, commercial, institutional and governmental MRO marketplace. Lawson primarily distributes MRO products to its customers through a network of sales representatives and an inside sales channel throughout the United States and Canada.

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

Sales Drivers

DSG believes that the Purchasing Managers Index (“PMI”) published by the Institute for Supply Management is an indicative measure of the relative strength of the economic environment of the industry in which it operates. The PMI is a composite index of economic activity in the U.S. manufacturing sector. A measure of the PMI index above 50 is generally viewed as indicating an expansion of the manufacturing sector while a measure below 50 is generally viewed as representing a contraction. The average monthly PMI was 49.1 in the three months ended March 31, 2024 compared to 47.1 in the three months ended March 31, 2023.

Lawson Sales Drivers

The North American MRO market is highly fragmented. Lawson competes for business with several national distributors as well as a large number of regional and local distributors. The MRO business is impacted by the overall strength of the manufacturing sector of the U.S. economy.

Lawson’s revenue is also influenced by the number of sales representatives and their productivity. Lawson plans to continue concentrating its efforts on increasing the productivity and size of its sales team. Additionally, Lawson drives revenue through the expansion of products sold to existing customers as well as attracting new customers and additional ship-to locations. Lawson also utilizes an inside sales team to help drive field sales representative productivity and also utilizes an e-commerce site to generate sales.

TestEquity Sales Drivers

Across the test and measurement, industrial and electronic production supplies businesses, the North American market is highly fragmented with competitors ranging from large global distributors to national and regional distributors.

Through the Hisco Transaction, TestEquity expanded its product offerings, including adhesives, chemicals and tapes as well as specialty materials such as electrostatic discharge, thermal management materials and static shielding bags. Hisco operates in 38 locations across North America, including its Precision Converting facilities that provide value-added fabrication and its Adhesive Materials Group that provides an array of custom repackaging solutions. Hisco also offers vendor-managed inventory and Radio Frequency Identification (“RFID”) programs with specialized warehousing for chemical management, logistics services and cold storage.

Gexpro Services Sales Drivers

The global supply chain solutions market is highly fragmented across Gexpro Services’ key vertical segments. Gexpro Services’ competitors range from large global distributors and manufacturers to small regional domestic distributors and manufacturers. Gexpro Services’ revenue is influenced by our OEMs’ production schedules, new product introduction launches, and service project needs.

Gexpro Services’ strategy is to increase revenue through increasing wallet share with existing customers, customer-led geographic expansion, new customer development in its six key vertical markets and leveraging its portfolio of recent acquisitions to expand its installation and aftermarket services.

Supply Chain Disruptions

We continue to be affected by rising supplier costs caused by inflation and increased transportation and labor costs. We have instituted various price increases during 2023 and 2024 in response to rising supplier costs, as well as increased transportation and labor costs in order to manage our gross profit margins.

Cyber Incident Litigation

On February 10, 2022, DSG disclosed that Lawson Products’ computer network was the subject of a cyber incident potentially involving unauthorized access to certain confidential information (the “Cyber Incident”). DSG engaged a cybersecurity forensics firm to assist in the investigation of the incident and to assist in securing its computer network.

Because of the nature of the information that may have been compromised, DSG was required to notify the parties whose information was potentially compromised of the incident as well as various governmental agencies and has taken other actions, such as offering credit monitoring services. At March 31, 2024, DSG had not incurred material costs as a result of the Cyber Incident. On April 4, 2023, a putative class action lawsuit was filed against DSG related to the Cyber Incident (the “Cyber Incident Suit”). For more information about the Cyber Incident Suit, refer to Note 14 – Commitments and Contingencies within Item 1. Financial Statements.

Critical Accounting Policies and Use of Estimates

The unaudited condensed consolidated financial statements were prepared in accordance with GAAP. A discussion of our critical accounting policies and estimates is contained within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in DSG’s Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes to our previously disclosed critical accounting policies and use of estimates. The following provides information on the accounts requiring more significant estimates.

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

The first step in the multi-step process to determine if goodwill has been impaired and to what degree is to review the relevant qualitative factors that could cause the fair value of the reporting unit to decrease below the carrying value of the reporting unit. The Company considers factors such as macroeconomic, industry and market conditions, cost factors, overall financial performance and other relevant factors that would affect the individual reporting units. If the Company determines that it is more likely than not that the fair value of the reporting unit is greater than the carrying value of the reporting unit, then no further impairment testing is needed. If the Company determines that it is more likely than not that the carrying value of the reporting unit is greater than the fair value of the reporting unit, the Company will move to the next step in the process. The Company will estimate the fair value of the reporting unit and compare it to the reporting unit’s carrying value. If the carrying value of the reporting unit exceeds its fair value, the Company will record an impairment of goodwill equal to the amount the carrying value of the reporting unit exceeds its fair value, up to the total amount of goodwill previously recognized.

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

Non-GAAP Financial Measures

The Company’s management believes that certain non-GAAP financial measures may provide users of this financial information with additional meaningful comparisons between current results and results in prior operating periods.

Management believes that these non-GAAP financial measures can provide additional meaningful reflection of underlying trends of the business because they provide a comparison of historical information that excludes certain infrequently occurring, seasonal or non-operational items that impact the overall comparability. These non-GAAP financial measures should be viewed in addition to, and not as an alternative for, the Company’s reported results prepared in accordance with GAAP.

Non-GAAP Adjusted EBITDA

Management believes Adjusted EBITDA is an important measure of the Company’s operating performance and may provide investors with additional meaningful comparisons between current results and results in prior operating periods because Adjusted EBITDA excludes certain non-operational or non-cash items whose fluctuations from period to period do not necessarily correspond to changes in the operating performance of our business and consequently may impact the overall comparability from period to period. We define Adjusted EBITDA as operating income plus depreciation and amortization, stock-based compensation, severance and acquisition related retention costs, costs related to the execution and integration of acquisitions and other non-recurring items. Management uses operating income and Adjusted EBITDA to evaluate the performance of its reportable segments.

The following table provides a reconciliation of Net income (loss) to Adjusted EBITDA on a consolidated basis and Operating income (loss) to Adjusted EBITDA by segment for the three months ended March 31, 2024 and 2023. A reconciliation of Net income (loss) to Adjusted EBITDA by segment is not provided because management does not determine or review net income at the segment level and does not allocate non-operating costs and expenses to its segments, such as income taxes, interest expense, and various other non-operating income and expense. See Note 16 – Segment Information within Item 1. Financial Statements for additional information about our reportable segments.

Reconciliation of Net Income (Loss) to Non-GAAP Adjusted EBITDA (Unaudited)

	Three Months Ended March 31, 2024
(in thousands)	Lawson	TestEquity	Gexpro Services	All Other	Consolidated
Net income (loss)					$(5,224)
Income tax expense (benefit)					(4,077)
Other income (expense), net					262
Change in fair value of earnout liabilities					(5)
Interest expense					11,827
Operating income (loss)	$4,107	$(6,094)	$5,462	$(692)	$2,783
Depreciation and amortization	5,208	7,496	3,840	508	17,052
Stock-based compensation(1)	2,012	—	—	186	2,198
Severance and acquisition related retention expenses(2)	812	9,828	72	4	10,716
Acquisition related costs(3)	1,287	381	73	213	1,954
Other non-recurring(4)	—	—	1,364	—	1,364
Adjusted EBITDA	$13,426	$11,611	$10,811	$219	$36,067

	Three Months Ended March 31, 2023
(in thousands)	Lawson	TestEquity	Gexpro Services	All Other	Consolidated
Net income (loss)					$5,907
Income tax expense (benefit)					2,112
Other income (expense), net					975
Change in fair value of earnout liabilities					57
Interest expense					7,670
Operating income (loss)	$8,245	$26	$7,374	$1,076	$16,721
Depreciation and amortization	6,558	4,805	3,865	494	15,722
Stock-based compensation(1)	2,204	—	—	—	2,204
Severance and acquisition related retention expenses(2)	238	113	—	—	351
Acquisition related costs(3)	1,009	2,715	375	—	4,099
Other non-recurring(4)	196	—	60	—	256
Adjusted EBITDA	$18,450	$7,659	$11,674	$1,570	$39,353
(1)    Expense (benefit) primarily for stock-based compensation, of which a portion varies with the Company’s stock price.
(2)    Includes severance expense from actions taken in 2024 and 2023 not related to a formal restructuring plan and acquisition related retention expenses for the Hisco Transaction.
(3)    Transaction and integration costs related to acquisitions.
(4)    Other non-recurring costs consist of certain non-recurring strategic projects and other non-recurring items.

Intersegment Transactions

Segment revenue and Operating income (loss) by reportable segment includes sales to external customers and sales transactions between our segments, referred to as intersegment revenue, and the impact of those intersegment revenue transactions on operating activities. Reconciliations of segment revenue and Operating income (loss) to our consolidated results of operations in the unaudited condensed consolidated financial statements are provided in Note 16 – Segment Information within Item 1. Financial Statements.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Consolidated Results of Operations

	Three Months Ended March 31,
	2024		2023
(Dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenue
Lawson	$118,186	28.4%	$125,280	36.0%
TestEquity	187,149	45.0%	107,359	30.8%
Gexpro Services	98,651	23.7%	101,016	29.0%
All Other	12,495	3.0%	14,615	4.2%
Intersegment revenue elimination	(395)	(0.1)%	—	—%
Total Revenue	416,086	100.0%	348,270	100.0%
Cost of goods sold
Lawson	53,124	12.8%	54,370	15.6%
TestEquity	144,948	34.8%	82,002	23.5%
Gexpro Services	67,895	16.3%	70,511	20.2%
All Other	7,105	1.7%	8,516	2.4%
Intersegment cost of goods sold elimination	(395)	(0.1)%	—	—%
Total Cost of goods sold	272,677	65.5%	215,399	61.8%
Gross profit	143,409	34.5%	132,871	38.2%
Selling, general and administrative expenses
Lawson	60,955	14.6%	62,665	18.0%
TestEquity	48,295	11.6%	25,331	7.3%
Gexpro Services	25,294	6.1%	23,131	6.6%
All Other	6,082	1.5%	5,023	1.4%
Total Selling, general and administrative expenses	140,626	33.8%	116,150	33.4%
Operating income (loss)	2,783	0.7%	16,721	4.8%
Interest expense	(11,827)	(2.8)%	(7,670)	(2.2)%
Change in fair value of earnout liabilities	5	—%	(57)	—%
Other income (expense), net	(262)	(0.1)%	(975)	(0.3)%
Income (loss) before income taxes	(9,301)	(2.2)%	8,019	2.3%
Income tax expense (benefit)	(4,077)	(0.9)%	2,112	0.6%
Net income (loss)	$(5,224)	(1.3)%	$5,907	1.7%

Overview of Consolidated Results of Operations

Our consolidated revenue increased $67.8 million in the first quarter of 2024 compared to the first quarter of 2023 primarily driven by $99.2 million from acquisitions completed in 2023 and 2024 partially offset by a decline in organic revenue. Consolidated gross profit and Selling, general and administrative expenses also increased over the prior year primarily driven by the inclusion of the Hisco and ESS acquisitions completed in 2023 and 2024, respectively.

Refer to Results by Reportable Segment below for a complete discussion of our results of operations.

Results by Reportable Segment

Lawson Segment

	Three Months Ended March 31,		Change
(Dollars in thousands)	2024	2023	Amount	%
Revenue from external customers	$118,162	$125,280	$(7,118)	(5.7)%
Intersegment revenue	24	—	24	—%
Revenue	118,186	125,280	(7,094)	(5.7)%
Cost of goods sold	53,124	54,370	(1,246)	(2.3)%
Gross profit	65,062	70,910	(5,848)	(8.2)%
Selling, general and administrative expenses	60,955	62,665	(1,710)	(2.7)%
Operating income (loss)	$4,107	$8,245	$(4,138)	(50.2)%
Gross profit margin	55.1%	56.6%

Adjusted EBITDA(1)	$13,426	$18,450	$(5,024)	(27.2)%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

Revenue and Gross Profit

Revenue decreased $7.1 million, or 5.7%, to $118.2 million in the first quarter of 2024 compared to $125.3 million in the first quarter of 2023. The decrease was primarily driven by a decline in sales to Lawson’s core and governmental customers of $11.1 million, partially offset by revenue generated from the acquisition completed in 2024 of $2.3 million and strengthening sales to strategic customers and automotive end market of $2.5 million.

Gross profit decreased $5.8 million to $65.1 million in the first quarter of 2024 compared to gross profit of $70.9 million in the prior year quarter primarily as a result of decreased sales and higher expense for write-offs of obsolete and excess inventory of $0.6 million, partially offset by gross profit generated from the acquisition completed in 2024 of $0.7 million. Lawson gross profit as a percent of revenue was 55.1% in the first quarter of 2024 compared to 56.6% in the prior year quarter. The gross profit margin percentage decrease was primarily the result of higher expense for write-offs of obsolete and excess inventory and a shift in sales mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of compensation and support for Lawson sales representatives and expenses to operate Lawson’s distribution network and overhead expenses.

Selling, general and administrative expenses decreased $1.7 million to $61.0 million in the first quarter of 2024 compared to $62.7 million in the prior year quarter. The decrease was primarily driven by a decrease in variable compensation on lower sales and a decrease in depreciation and amortization of $1.4 million, partially offset by an increase in severance expense and acquisition related costs of $0.6 million and $0.3 million, respectively.

Adjusted EBITDA

During the three months ended March 31, 2024, Lawson generated Adjusted EBITDA of $13.4 million, a decrease of $5.0 million from the same period a year ago primarily driven by decreased revenue and margins and deleveraging of its fixed cost structure.

TestEquity Segment

	Three Months Ended March 31,		Change
(Dollars in thousands)	2024	2023	Amount	%
Revenue from external customers	$187,065	$107,359	$79,706	74.2%
Intersegment revenue	84	—	84	—%
Revenue	187,149	107,359	79,790	74.3%
Cost of goods sold	144,948	82,002	62,946	76.8%
Gross profit	42,201	25,357	16,844	66.4%
Selling, general and administrative expenses	48,295	25,331	22,964	90.7%
Operating income (loss)	$(6,094)	$26	$(6,120)	N/M
Gross profit margin	22.5%	23.6%

Adjusted EBITDA(1)	$11,611	$7,659	$3,952	51.6%
N/M Not meaningful
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

Revenue and Gross Profit

Revenue increased $79.8 million, or 74.3%, to $187.1 million in the first quarter of 2024 compared to $107.4 million in the first quarter of 2023. The increase was driven by $96.9 million of revenue generated from an acquisition completed in 2023 offset by a $17.1 million decline in legacy TestEquity revenue primarily due to a slowdown in the test and measurement market, primarily caused by tightening of capital budgets in TestEquity’s customer base and softening in the electronic production supplies end markets.

Gross profit increased $16.8 million to $42.2 million in the first quarter of 2024 compared to gross profit of $25.4 million in the prior year quarter primarily as a result of the inclusion of the acquisition completed in 2023, which generated $22.4 million of additional gross profit in the first quarter of 2024 offset by a decline in legacy TestEquity revenue. TestEquity gross profit as a percent of revenue decreased to 22.5% in the first quarter of 2024 compared to 23.6% in the prior year quarter primarily due to a shift in sales mix and the lower gross margin rate from the 2023 acquisition.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of compensation and support for TestEquity’s sales representatives and expenses to operate TestEquity’s distribution network and overhead expenses.

Selling, general and administrative expenses increased $23.0 million to $48.3 million in the first quarter of 2024 compared to $25.3 million in the prior year quarter. Approximately $25.0 million of the increased expenses, including depreciation and amortization, was driven by the acquisition completed in 2023 of which $9.6 million was related to the Hisco employee retention bonuses, partially offset by lower merger and acquisition expenses of $2.3 million in the first quarter of 2024 compared to the prior year quarter.

Adjusted EBITDA

During the three months ended March 31, 2024, TestEquity generated Adjusted EBITDA of $11.6 million, an increase of $4.0 million, or 51.6% from the same period a year ago with approximately $8.6 million driven by the acquisition completed in 2023, offset by a reduction of $4.6 million in legacy TestEquity due to the decline in revenue.

Gexpro Services Segment

	Three Months Ended March 31,		Change
(Dollars in thousands)	2024	2023	Amount	%
Revenue from external customers	$98,364	$101,016	$(2,652)	(2.6)%
Intersegment revenue	287	—	287	—%
Revenue	98,651	101,016	(2,365)	(2.3)%
Cost of goods sold	67,895	70,511	(2,616)	(3.7)%
Gross profit	30,756	30,505	251	0.8%
Selling, general and administrative expenses	25,294	23,131	2,163	9.4%
Operating income (loss)	$5,462	$7,374	$(1,912)	(25.9)%
Gross profit margin	31.2%	30.2%

Adjusted EBITDA(1)	$10,811	$11,674	$(863)	(7.4)%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

Revenue and Gross Profit

Revenue decreased $2.4 million, or 2.3%, to $98.7 million in the first quarter of 2024 compared to $101.0 million in the first quarter of 2023. The decrease was primarily driven by the timing of project work in the renewable energy vertical market of $3.1 million, softness in the technology vertical market of $1.6 million, partially offset by strengthening sales within the aerospace and defense vertical market of $1.9 million.

Gross profit increased $0.3 million to $30.8 million in the first quarter of 2024 compared to gross profit of $30.5 million in the prior year quarter. Gexpro Services gross profit as a percent of revenue was 31.2% in the first quarter of 2024 compared to 30.2% in the prior year quarter primarily driven by enhanced strategic sourcing, supply chain improvements and end market sales mix.

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

Selling, general, and administrative expenses increased $2.2 million to $25.3 million in the first quarter of 2024 compared to $23.1 million in the prior year quarter. The increase was primarily driven by additional consulting costs of $1.3 million to support non-recurring strategic projects and investments to support future growth.

Adjusted EBITDA

During the three months ended March 31, 2024, Gexpro Services generated Adjusted EBITDA of $10.8 million, a decrease of $0.9 million from the same period a year ago primarily driven by the revenue decline and an increase in Selling, general, and administrative expenses.

Consolidated Non-operating Income and Expense

	Three Months Ended March 31,		Change
(Dollars in thousands)	2024	2023	Amount	%

Interest expense	$(11,827)	$(7,670)	$(4,157)	54.2%
Change in fair value of earnout liabilities	$5	$(57)	$62	N/M
Other income (expense), net	$(262)	$(975)	$713	(73.1)%
Income tax expense (benefit)	$(4,077)	$2,112	$(6,189)	N/M
N/M Not meaningful

Interest Expense

Interest expense increased $4.2 million in the first quarter of 2024 compared to the prior year quarter primarily due to an increase in interest rates and higher outstanding borrowings related to the Hisco Transaction.

Other Income (Expense), Net

Other income (expense), net consists of effects of changes in foreign currency exchange rates, interest income, net and other non-operating income and expenditures. The $0.7 million change in the first quarter of 2024 compared to the same period of 2023 was primarily due to unfavorable changes in foreign currency exchange rates partially offset by favorable increases in interest income.

Income Tax Expense (Benefit)

Income tax benefit was $4.1 million, a 43.8% effective tax rate for the three months ended March 31, 2024 compared to income tax expense of $2.1 million and a 26.3% effective tax rate for the three months ended March 31, 2023. The change in the year-over-year effective tax rate was primarily due to a change in valuation allowances related to interest expense limitation deferred tax assets, state taxes, foreign income and other permanent items.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $73.1 million on March 31, 2024 compared to $83.9 million on December 31, 2023.

The Company believes its current balances of cash and cash equivalents, availability under its 2023 Amended Credit Agreement and cash flows from operations will be sufficient to meet its liquidity needs for the next twelve months. As of March 31, 2024, the Company had $73.1 million of cash and cash equivalents and $198.3 million of borrowing availability remaining, net of outstanding letters of credit, under the 2023 Amended Credit Agreement.

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

Sources and Uses of Cash

The following table presents a summary of our cash flows:

	Three Months Ended March 31,
(in thousands)	2024	2023	Change
Net cash provided by (used in) operating activities	$6,615	$13,858	$(7,243)
Net cash provided by (used in) investing activities	$(16,008)	$(5,094)	$(10,914)
Net cash provided by (used in) financing activities	$(3,951)	$(2,394)	$(1,557)

Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2024 was $6.6 million primarily due to non-cash items, partially offset by a net loss and investments in trade working capital to support higher sales and other net cash flow items.

Net cash provided by operating activities for the three months ended March 31, 2023 was $13.9 million, primarily due to net income including non-cash items, partially offset by investments in trade working capital to support higher sales and other net cash flow items.

Cash Provided by (Used in) Investing Activities

Net cash used in investing activities for the three months ended March 31, 2024 was $16.0 million, primarily due to the ESS Transaction, as well as purchases of property, plant and equipment and rental equipment which was partially offset by the sale of rental equipment.

Net cash used in investing activities for the three months ended March 31, 2023 was $5.1 million, primarily due to purchases of property, plant and equipment and rental equipment which was partially offset by the sale of rental equipment.

Cash Provided by (Used in) Financing Activities

Net cash used in financing activities for the three months ended March 31, 2024 was $4.0 million primarily due to principal payments on the term loans and net payments on the revolving credit facility.

Net cash used in financing activities for the three months ended March 31, 2023 was $2.4 million, primarily due to principal payments on the term loans partially offset by net proceeds on the revolving credit facility.

Financing and Capital Requirements

Credit Facility

On June 8, 2023, in connection with the Hisco Transaction, DSG amended and replaced its previous credit agreement with the 2023 Amended Credit Agreement, which includes a $200 million senior secured revolving credit facility, a $250 million senior secured initial term loan facility, a $305 million incremental term loan, and a $50 million senior secured delayed draw term loan facility. The 2023 Amended Credit Agreement also provides for the Company to increase the commitments from time to time by up to $200 million in the aggregate, subject to, among other things, receipt of additional commitments from existing and/or new lenders and pro forma compliance with certain financial covenants. Refer to Note 9 – Debt within Item 1. Financial Statements for a description of the 2023 Amended Credit Agreement.

On March 31, 2024, we had $571.8 million in outstanding borrowings under the 2023 Amended Credit Agreement and $198.3 million of borrowing availability remaining, net of outstanding letters of credit, under the senior secured revolving credit facility component.

As of March 31, 2024, we were in compliance with all financial covenants under our 2023 Amended Credit Agreement. While we were in compliance with our financial covenants as of March 31, 2024, failure to meet the covenant requirements of the 2023 Amended Credit Agreement in future quarters could lead to higher financing costs and increased restrictions, reduce or eliminate our ability to borrow funds, or accelerate the payment of our indebtedness and could have a material adverse effect on our business, financial condition and results of operations.

Purchase Commitments

As of March 31, 2024, we had contractual commitments to purchase approximately $152 million of products from our suppliers and contractors over the next twelve months.

Capital Expenditures

During the three months ended March 31, 2024, total capital expenditures for property, plant and equipment and rental equipment were $3.7 million excluding proceeds from the sale of rental equipment. The Company expects to spend approximately $12 million to $16 million for capital expenditures during the remainder of 2024 to support ongoing operations.

Stock Repurchase Program

The Company’s Board of Directors previously authorized a stock repurchase program that permits the Company to repurchase its common stock. The timing and the amount of any repurchases will be determined by management under parameters established by the Board of Directors and depend on various factors including an evaluation of our stock price, corporate and regulatory requirements, capital availability and other market conditions.

No shares were repurchased during the three months ended March 31, 2024 or 2023 under the Company’s stock repurchase program. The remaining availability for stock repurchases under the program was $29.0 million as of March 31, 2024. See Note 11 – Stockholders’ Equity within Item 1. Financial Statements for further information.

Retention Bonuses

As part of the Purchase Agreement, DSG will also pay $37.5 million in cash or DSG common stock in retention bonuses to certain Hisco employees that remain employed with Hisco or its affiliates for at least twelve months after the closing of the Hisco Transaction. Pursuant to the Purchase Agreement, the Company paid $1.8 million of the retention bonuses in 2023 and $2.3 million of the retention bonuses in the first quarter of 2024 and will pay $32.3 million of the retention bonuses during the next nine months of 2024, with the remaining balance of $1.1 million to be paid in 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relate primarily to our floating rate long-term debt obligations. Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. These risks are highly sensitive to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control.

The loans under the 2023 Amended Credit Agreement bear interest, at the Company’s option, at a rate equal to (i) the Alternate Base Rate or the Canadian Prime Rate (each as defined in the 2023 Amended Credit Agreement), plus, in each case, an additional margin ranging from 0.0% to 1.75% per annum, depending on the total net leverage ratio of the Company and its restricted subsidiaries as of the most recent determination date under the 2023 Amended Credit Agreement or (ii) the Adjusted Term SOFR Rate or the CDOR Rate (each as defined in the 2023 Amended Credit Agreement), plus, in each case, an additional margin ranging from 1.0% to 2.75% per annum, depending on the total net leverage ratio of the Company and its restricted subsidiaries as of the most recent determination date under the 2023 Amended Credit Agreement. Refer to Note 9 – Debt within Item 1. Financial Statements for information about the 2023 Amended Credit Agreement.

As of March 31, 2024, approximately 100% of our debt was floating rate debt. A hypothetical increase/decrease in interest rates of 100 basis points would increase/decrease our annual interest expense by approximately $5.7 million. We have not entered into, and currently do not intend to enter into, interest rate swaps or other derivative financial instruments to mitigate the impact of fluctuations in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective as of the Evaluation Date.

Changes in Internal Control over Financial Reporting

Given the timing of the ESS Transaction and the complexity of systems and business processes, we intend to exclude ESS from our assessment and report on internal control over financial reporting for the year ending December 31, 2024. Other than the ESS Transaction, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEMS 3 and 4 of Part II are not applicable and have been omitted from this report.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the three months ended March 31, 2024.

Issuer Purchases of Equity Securities

There were no repurchases of any shares of DSG common stock during the three months ended March 31, 2024.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined under Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit #	Description of Exhibit
3.1
Third Amended and Restated Certificate of Incorporation of the Company, effective as of August 31, 2023, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-10546) for the quarter ended September 1, 2023.

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
101
The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statement of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL and contained in Exhibit 101
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISTRIBUTION SOLUTIONS GROUP, INC.
(Registrant)

Dated:	May 2, 2024	/s/ J. Bryan King
J. Bryan King Chairman, President and Chief Executive Officer (principal executive officer)

Dated:	May 2, 2024	/s/ Ronald J. Knutson
Ronald J. Knutson Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)

Dated:	May 2, 2024	/s/ David S. Lambert
David S. Lambert Vice President, Controller and Chief Accounting Officer (principal accounting officer)