Form 10-Q
period 2024-06-30
Distribution Solutions Group, Inc.
filed 2024-08-01
CIK 703604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission file Number: 0-10546

DISTRIBUTION SOLUTIONS GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware			36-2229304
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

301 Commerce Street, Suite 1700,	Fort Worth,	Texas	76102
(Address of principal executive offices)			(Zip Code)
(888) 611-9888
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $1.00 par value	DSGR	NASDAQ Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of July 26, 2024, 46,757,360 shares of common stock, $1.00 par value, were outstanding.

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
•cyber-attacks, other information security incidents or IT system outages;
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
•failure to meet the covenant requirements of our credit facility or an increase in interest rates under our credit facility;
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

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
Distribution Solutions Group, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$46,786	$83,931
Restricted cash	10,125	15,695
Accounts receivable, less allowances of $1,959 and $2,120, respectively	235,802	213,448
Inventories	320,748	315,984
Prepaid expenses and other current assets	43,306	28,272
Assets held for sale	3,589	—
Total current assets	660,356	657,330
Property, plant and equipment, net	108,709	113,811
Rental equipment, net	23,062	24,575
Goodwill	428,308	399,925
Deferred tax asset, net	84	95
Intangible assets, net	276,896	253,834
Cash value of life insurance	19,312	18,493
Right of use operating lease assets	84,878	76,340
Other assets	5,947	5,928
Total assets	$1,607,552	$1,550,331
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$108,184	$98,674
Current portion of long-term debt	31,367	32,551
Current portion of lease liabilities	16,877	13,549
Accrued expenses and other current liabilities	108,116	97,241
Total current liabilities	264,544	242,015
Long-term debt, less current portion, net	573,654	535,881
Lease liabilities	73,480	67,065
Deferred tax liability, net	16,774	18,326
Other liabilities	25,796	25,443
Total liabilities	954,248	888,730
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $1 par value:
Authorized - 500,000 shares, issued and outstanding — None	—	—
Common stock, $1 par value:
Authorized - 70,000,000 shares Issued - 47,636,856 and 47,535,618 shares, respectively Outstanding - 46,787,160 and 46,758,359 shares, respectively	46,786	46,758
Capital in excess of par value	674,074	671,154
Retained deficit	(38,035)	(34,707)
Treasury stock – 849,696 and 777,259 shares, respectively	(18,655)	(16,434)
Accumulated other comprehensive income (loss)	(10,866)	(5,170)
Total stockholders’ equity	653,304	661,601
Total liabilities and stockholders’ equity	$1,607,552	$1,550,331

See notes to Condensed Consolidated Financial Statements (Unaudited)

Distribution Solutions Group, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$439,536	$377,984	$855,622	$726,254
Cost of goods sold	288,009	241,961	560,686	457,360
Gross profit	151,527	136,023	294,936	268,894

Selling, general and administrative expenses	137,369	122,247	277,995	238,397
Operating income (loss)	14,158	13,776	16,941	30,497

Interest expense	(12,793)	(9,492)	(24,620)	(17,162)
Change in fair value of earnout liabilities	(8)	36	(3)	(21)
Other income (expense), net	359	(761)	97	(1,736)

Income (loss) before income taxes	1,716	3,559	(7,585)	11,578
Income tax expense (benefit)	(180)	535	(4,257)	2,647

Net income (loss)	$1,896	$3,024	$(3,328)	$8,931

Basic income (loss) per share of common stock(1)	$0.04	$0.07	$(0.07)	$0.21

Diluted income (loss) per share of common stock(1)	$0.04	$0.07	$(0.07)	$0.21

Comprehensive income (loss)
Net income (loss)	$1,896	$3,024	$(3,328)	$8,931
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(2,558)	1,083	(5,696)	3,707
Other	—	(385)	—	(585)
Comprehensive income (loss)	$(662)	$3,722	$(9,024)	$12,053
(1) The accompanying Unaudited Condensed Consolidated Financial Statements and notes thereto have been retroactively adjusted to reflect the two-for-one stock split completed in August 2023. See Note 1 – Nature of Operations and Basis of Presentation for details.

See notes to Condensed Consolidated Financial Statements (Unaudited)

Distribution Solutions Group, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands, except share data)
(Unaudited)

	Common Stock		Capital in Excess of Par Value			Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Outstanding Shares	$1 Par Value		Retained Deficit	Treasury Stock
Balance at January 1, 2024	46,758,359	$46,758	$671,154	$(34,707)	$(16,434)	$(5,170)	$661,601
Net income (loss)	—	—	—	(5,224)	—	—	(5,224)
Foreign currency translation adjustment	—	—	—	—	—	(3,138)	(3,138)
Stock-based compensation	—	—	998	—	—	—	998
Stock-based compensation liability paid in shares	—	—	870	—	—	—	870
Shares issued	62,246	62	(62)	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(14,032)	(14)	14	—	(449)	—	(449)
Balance at March 31, 2024	46,806,573	$46,806	$672,974	$(39,931)	$(16,883)	$(8,308)	$654,658
Net income (loss)	—	—	—	1,896	—	—	1,896
Foreign currency translation adjustment	—	—	—	—	—	(2,558)	(2,558)
Stock-based compensation	—	—	1,080	—	—	—	1,080
Shares issued	38,992	39	(39)	—	—	—	—
Repurchases of common stock	(55,844)	(56)	56	—	(1,683)	—	(1,683)
Tax withholdings related to net share settlements of stock-based compensation awards	(2,561)	(3)	3	—	(89)	—	(89)
Balance at June 30, 2024	46,787,160	$46,786	$674,074	$(38,035)	$(18,655)	$(10,866)	$653,304

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

See notes to Condensed Consolidated Financial Statements (Unaudited)

Distribution Solutions Group, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net income (loss)	$(3,328)	$8,931
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	35,587	30,306
Amortization of debt issuance costs	1,320	1,002
Stock-based compensation	1,891	4,392
Deferred income taxes	(1,541)	86
Change in fair value of earnout liabilities	3	21
(Gain) loss on sale of rental equipment	(900)	(1,377)
(Gain) loss on sale of property, plant and equipment	(5)	215
Charge for step-up of acquired inventory	634	716
Net realizable value adjustment and write-offs for obsolete and excess inventory	3,110	3,538
Bad debt expense	106	933
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(18,331)	(4,799)
Inventories	(1,636)	(2,576)
Prepaid expenses and other current assets	(15,345)	(6,405)
Accounts payable	9,771	(8,936)
Accrued expenses and other current liabilities	15,636	(624)
Other changes in operating assets and liabilities	1,037	2,041
Net cash provided by (used in) operating activities	28,009	27,464
Investing activities
Purchases of property, plant and equipment	(5,829)	(7,796)
Business acquisitions, net of cash acquired	(95,437)	(252,007)
Purchases of rental equipment	(3,214)	(5,990)
Proceeds from sale of rental equipment	2,110	2,969
Net cash provided by (used in) investing activities	(102,370)	(262,824)
Financing activities
Proceeds from revolving lines of credit	84,139	161,684
Payments on revolving lines of credit	(40,285)	(274,134)
Proceeds from term loans	—	305,000
Payments on term loans	(8,188)	(11,250)
Deferred financing costs	—	(3,419)
Proceeds from rights offering, net of offering costs of $1,531	—	98,469
Repurchase of common stock	(1,683)	—
Shares repurchased held in treasury	(538)	(171)
Payment of financing lease principal	(237)	(249)
Payment of earnout	—	(1,000)
Net cash provided by (used in) financing activities	33,208	274,930
Effect of exchange rate changes on cash and cash equivalents	(1,562)	541
Increase (decrease) in cash, cash equivalents and restricted cash	(42,715)	40,111
Cash, cash equivalents and restricted cash at beginning of period	99,626	24,740
Cash, cash equivalents and restricted cash at end of period	$56,911	$64,851
Cash and cash equivalents	$46,786	$44,244
Restricted cash	10,125	20,607
Total cash, cash equivalents and restricted cash	$56,911	$64,851

See notes to Condensed Consolidated Financial Statements (Unaudited)

Distribution Solutions Group, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023

Supplemental disclosure of cash flow information
Net cash paid for income taxes	$11,015	$5,444
Net cash paid for interest	$17,943	$7,308
Net cash paid for interest on supply chain financing	$1,334	$1,026

Non-cash activities:
Additions of property, plant and equipment included in accounts payable	$624	$1,566
Right of use assets obtained in exchange for finance lease liabilities	$383	$329
Right of use assets obtained in exchange for operating lease liabilities	$8,849	$4,840

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
Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all disclosures required by GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with DSG’s audited consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission (“SEC”). All normal recurring adjustments have been made that are necessary to fairly state the results of operations for the interim periods. Operating results for the three and six-month period ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

Period-end Dates: The Company and its consolidated subsidiaries, except for Gexpro Services, operate on a calendar year-end. Gexpro Services operates on a calendar year-end for annual reporting purposes. However, quarterly financial statements for Gexpro Services are prepared on financial close dates that may differ from that of the Company. For the quarter ended June 30, 2024, there was a one day difference in the period end. The consolidated financial statement impact of the one day difference arising from the different period ends for the quarter ended June 30, 2024 was not material. The Company utilizes the exchange rates in effect at Gexpro Services’ reporting date and the appropriate weighted-average rate for its fiscal reporting period.

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
Note 3 – Business Acquisitions

DSG and its operating companies acquired businesses during the first six months of 2024 and the year ended December 31, 2023. The acquisitions were accounted for under ASC 805, the acquisition method of accounting. For each acquisition, the allocation of consideration exchanged to the assets acquired and liabilities assumed was based on estimated acquisition-date fair values. The final valuations will be completed within the one-year measurement period following the respective acquisition date, and any adjustments will be recorded in the period in which the adjustments are determined.

2024 Acquisitions

S&S Automotive

On May 1, 2024, DSG acquired all of the issued and outstanding capital stock of S&S Automotive Inc. (“S&S Automotive” and the “S&S Automotive Transaction”), with a purchase price of approximately $80.0 million, net of cash acquired of $0.7 million. S&S Automotive is a distributor of automotive, industrial, and safety supplies primarily to the automotive dealership market based near Chicago in Woodridge, Illinois. S&S Automotive was acquired to expand Lawson’s services and products to the automotive end market. Accordingly, the results of operations of S&S Automotive are included within the Lawson reportable segment. The acquisition was funded using DSG’s cash on hand and its revolving credit facility.

The following table summarizes the preliminary allocation of consideration exchanged to the estimated fair values of assets acquired and liabilities assumed, including the allocation to other intangible assets acquired:

S&S Automotive
(in thousands)	May 1, 2024 Acquisition Date
Accounts receivable	$4,100
Inventory	7,100
Other current assets	306
Property, plant and equipment	2,351
Right of use assets	7,581
Other intangible assets:
Customer relationships	30,200
Trade names	12,200
Other assets	35
Accounts payable	(1,120)
Lease liabilities	(7,604)
Accrued expenses and other liabilities	(1,989)
Goodwill	26,892
Total purchase consideration exchanged, net of cash acquired	$80,052
Cash consideration	$78,659
Deferred consideration(1)	1,393
Total purchase consideration exchanged, net of cash acquired	$80,052
(1)    The Company paid $0.7 million of the S&S Automotive deferred consideration during the three and six months ended June 30, 2024.

Certain estimated values for the S&S Automotive Transaction, including working capital and other liability adjustments, right of use assets, the valuation of intangibles and property, plant and equipment and income taxes are not yet finalized, and the preliminary purchase price allocation is subject to change as the Company completes its analysis of the fair value at the date of acquisition.

The customer relationships and trade names intangible assets have estimated useful lives of 17 years and 8 years, respectively. As a result of the S&S Automotive Transaction, the Company recorded tax deductible goodwill of $26.9 million in 2024 that may result in a tax benefit in future periods and is primarily attributable to the benefits we expect to derive from expected synergies, including expanded product and service offerings and cross-selling opportunities.

Emergent Safety Supply

On January 19, 2024, DSG acquired 100% of the certain assets of Safety Supply Illinois LLC, conducting business as Emergent Safety Supply (“ESS” and the “ESS Transaction”), with a purchase price of $9.9 million. ESS is a national distributor of safety products based near Chicago in Batavia, Illinois. ESS was acquired to expand Lawson’s safety product category. Accordingly, the results of operations of ESS are included within the Lawson reportable segment. The acquisition was funded using DSG’s cash on hand.

The following table summarizes the preliminary allocation of consideration exchanged to the estimated fair values of assets acquired and liabilities assumed, including the allocation to other intangible assets acquired:

	Emergent Safety Supply
(in thousands)	January 19, 2024 Acquisition Date	Measurement Period Adjustments	Adjusted Total
Accounts receivable	$1,363	$—	$1,363
Inventory	1,399	—	1,399
Other current assets	10	—	10
Property, plant and equipment	228	—	228
Right of use assets	550	—	550
Other intangible assets:
Customer relationships	2,700	100	2,800
Trade names	1,400	—	1,400
Other assets	11	—	11
Accounts payable	(205)	—	(205)
Lease liabilities	(550)	—	(550)
Accrued expenses and other liabilities	(25)	—	(25)
Goodwill	2,973	(100)	2,873
Total purchase consideration exchanged, net of cash acquired	$9,854	$—	$9,854
Cash consideration	$8,904	$—	$8,904
Deferred consideration	950	—	950
Total purchase consideration exchanged, net of cash acquired	$9,854	$—	$9,854

Certain estimated values for the ESS Transaction, including the valuation of intangibles and property, plant and equipment, are not yet finalized, and the preliminary purchase price allocation is subject to change as the Company completes its analysis of the fair value at the date of acquisition. Following the initial fair value measurement, the Company updated the purchase price allocation for ESS primarily related to the ongoing review of the opening balance sheet and revised certain assumptions used in estimating the fair value. The adjustments resulted in a $0.1 million increase to customer relationships and a $0.1 million decrease to goodwill.

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

2023 Acquisition

On June 8, 2023, DSG acquired all of the issued and outstanding capital stock of HIS Company, Inc., a Texas corporation (“Hisco” and the “Hisco Transaction”), a distributor of specialty products serving industrial technology applications, pursuant to a Stock Purchase Agreement dated March 30, 2023 (the “Purchase Agreement”). In connection with this transaction, DSG combined the operations of TestEquity and Hisco, further expanding the product and service offerings at TestEquity, as well as all of our operating businesses under DSG. The results of operations of Hisco are included within the TestEquity reportable segment.

The total purchase consideration exchanged for the Hisco Transaction was $267.2 million, net of cash acquired of $12.2 million, with a potential additional earn-out payment subject to Hisco achieving certain performance targets. Refer to Note 8 – Earnout Liabilities for additional information on the earn-out. DSG will also pay $37.5 million in cash or DSG common stock in retention bonuses to certain Hisco employees that remain employed with Hisco or its affiliates for at least twelve months after the closing of the Hisco Transaction. Pursuant to the Purchase Agreement, the Company paid $1.8 million of the retention bonuses in 2023 and $2.3 million of the retention bonuses in the first six months of 2024 and will pay $32.3 million of the retention bonuses during the third quarter of 2024, with the remaining balance of $1.1 million to be paid in 2025. Compensation expense is recorded over the service period for the retention bonuses as a component of Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income

(Loss). Compensation expense was $6.4 million and $16.0 million for the three and six months ended June 30, 2024, respectively, and $2.3 million for the three and six months ended June 30, 2023.

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

The following table summarizes the allocation of consideration exchanged to the estimated fair values of assets acquired and liabilities assumed, including the allocation to other intangible assets acquired:

	Hisco
(in thousands)	June 8, 2023 Acquisition Date	Measurement Period Adjustments	Adjusted Total
Accounts receivable(1)	$66,792	$(2,269)	$64,523
Inventory	61,300	(645)	60,655
Other current assets	3,858	350	4,208
Property, plant and equipment	48,326	—	48,326
Right of use assets	21,102	1,188	22,290
Other intangible assets:
Customer relationships	41,800	(1,800)	40,000
Trade names	25,600	(300)	25,300
Deferred tax liability, net of deferred tax asset	(2,544)	81	(2,463)
Other assets	2,495	—	2,495
Accounts payable	(16,689)	—	(16,689)
Lease liabilities	(22,372)	293	(22,079)
Accrued expenses and other liabilities	(8,961)	(289)	(9,250)
Goodwill	49,718	122	49,840
Total purchase consideration exchanged, net of cash acquired	$270,425	$(3,269)	$267,156
Cash consideration	$252,007	$—	$252,007
Deferred consideration(2)	12,418	2,631	15,049
Contingent consideration	6,000	(5,900)	100
Total purchase consideration exchanged, net of cash acquired	$270,425	$(3,269)	$267,156
(1)    Accounts receivable had an estimated fair value of $64.5 million and a gross contractual value of $66.8 million. The difference represents the Company’s best estimate of the contractual cash flows that will not be collected.
(2)    The Company paid $3.0 million and $7.2 million of the Hisco deferred consideration during the three and six months ended June 30, 2024, respectively and $7.8 million during 2023. As of June 30, 2024, there is no deferred consideration remaining.

Following the initial fair value measurement, the Company updated the purchase price allocation for Hisco primarily related to the ongoing review of the opening balance sheet and contractual working capital adjustments and revised certain assumptions used in estimating the fair value of the contingent consideration. During 2023 and 2024, the adjustments to these balances resulted in a $0.1 million increase to goodwill and a $3.3 million decrease to the total purchase consideration, net of cash acquired. The accounting for the Hisco Transaction was completed during the second quarter of 2024.

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

Unaudited Pro Forma Information

The following table presents estimated unaudited pro forma consolidated financial information for DSG as if the acquisitions disclosed above occurred on January 1, 2023, for the acquisitions completed during 2024 and January 1, 2022 for the acquisition completed during 2023. The unaudited pro forma information reflects adjustments including amortization on acquired intangible assets, interest expense, and the related tax effects. This information is presented for informational purposes only and is not necessarily indicative of future results or the results that would have occurred had the acquisitions been completed on the date indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Revenue	$443,067	$469,269	$869,217	$935,205
Net income	$191	$4,233	$(5,476)	$6,606

Actual Results of Business Acquisitions

The following table presents actual results attributable to our acquisitions that were included in the unaudited condensed consolidated financial statements for the second quarter and first six months of 2024 and 2023. The results for these acquisitions are only included subsequent to their respective acquisition dates provided above.

	Three Months Ended March 31,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Revenue	$10,112	$28,001	$12,401	$28,001
Net Income	$(467)	$(865)	$(411)	$(865)

The Company incurred transaction and integration costs related to completed and contemplated acquisitions of $3.6 million and $5.6 million for the three and six months ended June 30, 2024 and $5.1 million and $9.2 million for the three and six months ended June 30, 2023, which are included in Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
Note 4 – Revenue Recognition

Disaggregation of Revenue

The Company’s revenue is primarily comprised of product sales to customers. The Company has disaggregated revenue by geographic area and by segment as it most reasonably depicts the amount, timing and uncertainty of revenue and cash flows generated from our contracts with customers. Disaggregated consolidated revenue by geographic area (based on the location to which the product is shipped to):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
United States	$355,252	$307,258	$683,895	$591,369
Canada	30,978	36,193	60,366	72,654
Europe	11,753	17,540	30,847	34,456
Pacific Rim	4,266	1,054	8,489	2,991
Latin America	35,071	13,439	67,180	20,868
Other	2,884	2,500	5,908	3,916
Intersegment revenue elimination	(668)	—	(1,063)	—
Total revenue	$439,536	$377,984	$855,622	$726,254

See Note 16 – Segment Information for disaggregation of revenue by segment.

Rental Revenue

TestEquity rents new and used electronic test and measurement equipment to customers in multiple industries. Lawson leases parts washer machines to customers. This leased equipment is included in Rental equipment, net in the Unaudited Condensed Consolidated Balance Sheets, and rental revenue is included in Revenue in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The unearned rental revenue related to customer prepayments on equipment leases was nominal at June 30, 2024 and December 31, 2023.

Rental revenue from operating leases:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Revenue from operating leases	$4,125	$4,822	$8,410	$10,923

Note 5 – Supplemental Financial Statement Information

Restricted Cash

The Company has agreed to maintain restricted cash of $10.1 million under agreements with outside parties. Escrow accounts of $1.7 million were established in conjunction with certain business acquisitions, to be released upon meeting certain working capital and other post-closing requirements as of the one-year post-acquisition dates with a balance of $1.7 million at June 30, 2024. The Company is restricted from withdrawing this balance without the prior consent of the sellers. The remaining restricted cash balance of $8.4 million represents collateral for certain borrowings under the 2023 Amended Credit Agreement, and the Company is restricted from withdrawing this balance without the prior consent of the respective lenders.

Assets Held for Sale

During the second quarter of 2024, subsidiaries of the Company within the TestEquity and Lawson Products segments committed to a plan to sell two of their properties. As of June 30, 2024, $3.6 million has been classified as Assets held for sale within the Condensed Consolidated Balance Sheets. This amount represents the current carrying value of the assets. No gain or loss has been recognized as the carrying amount is less than the anticipated fair value expected to be received upon sale. The sale is expected to be completed within the next twelve months.

Property, Plant and Equipment, net

Components of property, plant and equipment, net were as follows:

(in thousands)	June 30, 2024	December 31, 2023
Land	$15,351	$16,916
Buildings and improvements	49,358	50,376
Machinery and equipment	51,032	48,844
Capitalized software	11,856	9,148
Furniture and fixtures	13,020	11,022
Vehicles	3,598	1,738
Construction in progress(1)	3,415	6,025
Total	147,630	144,069
Accumulated depreciation and amortization	(38,921)	(30,258)
Property, plant and equipment, net	$108,709	$113,811
(1)Construction in progress primarily relates to upgrades to certain of the Company’s information technology systems and distribution facilities that we expect to place in service in the next 12 months.

Depreciation expense for property, plant and equipment and amortization expense for capitalized software, which are included in Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Depreciation expense for property, plant and equipment	$3,771	$2,465	$7,500	$6,014
Amortization expense for capitalized software	$863	$818	$1,668	$1,539

Rental Equipment, net

Rental equipment, net consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023
Rental equipment	$48,629	$52,387
Accumulated depreciation	(25,567)	(27,812)
Rental equipment, net	$23,062	$24,575

Depreciation expense for rental equipment, which is included in Cost of goods sold in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Depreciation expense for rental equipment	$1,695	$1,895	$3,465	$4,196

Refer to Note 4 – Revenue Recognition for a discussion on the Company’s activities as lessor

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023
Accrued severance and acquisition related retention bonus	$36,085	$21,128
Accrued compensation	20,414	25,371
Accrued and withheld taxes, other than income taxes	9,703	8,661
Accrued interest	8,375	3,301
Accrued customer rebates	5,041	5,473
Accrued stock-based compensation	4,324	5,573
Accrued health benefits	1,963	1,728
Accrued income taxes	1,750	1,994
Deferred acquisition payments and accrued earnout liabilities	1,679	7,513
Deferred revenue	987	810
Other	17,795	15,689
Total accrued expenses and other current liabilities	$108,116	$97,241

Other Liabilities

Other liabilities consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023
Security bonus plan	$7,938	$8,666
Deferred compensation	11,198	11,041
Other	6,660	5,736
Total other liabilities	$25,796	$25,443
Note 6 – Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by segment were as follows:

(in thousands)	Lawson	TestEquity	Gexpro Services	All Other	Total
Balance at December 31, 2023	$155,915	$164,990	$55,743	$23,277	$399,925
Acquisitions(1)	29,765	(110)	—	—	29,655
Impact of foreign exchange rates	(198)	—	(336)	(738)	(1,272)
Balance at June 30, 2024	$185,482	$164,880	$55,407	$22,539	$428,308
(1)    Refer to Note 3 – Business Acquisitions for information related to measurement period adjustments.

Intangible Assets

The gross carrying amount and accumulated amortization for definite-lived intangible assets were as follows:

	June 30, 2024			December 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$131,141	$(37,281)	$93,860	$117,881	$(30,093)	$87,788
Customer relationships	265,825	(85,551)	180,274	233,513	(71,215)	162,298
Other (1)	8,295	(5,533)	2,762	8,011	(4,263)	3,748
Total	$405,261	$(128,365)	$276,896	$359,405	$(105,571)	$253,834
(1)    Other primarily consists of non-compete agreements.

Amortization expense for definite-lived intangible assets is included in Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Amortization expense for intangible assets	$12,206	$9,406	$22,954	$18,557

The estimated aggregate amortization expense for the remaining year 2024 and each of the next four years and thereafter are as follows:

(in thousands)	Amortization
Remaining 2024	$24,453
2025	44,838
2026	41,321
2027	36,016
2028	31,525
Thereafter	98,743
Total	$276,896

Note 7 – Leases

The Company leases property used for warehousing, distribution centers, office space, branch locations, equipment and vehicles. The components of lease cost were as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Lease Type	Classification	2024	2023	2024	2023
Operating Lease Expense(1)	Operating expenses	$6,086	$4,519	$11,816	$9,399
Financing Lease Amortization	Operating expenses	136	136	265	260
Financing Lease Interest	Interest expense	26	23	49	44
Financing Lease Expense		162	159	314	304
Sublease income(2)		(106)	—	(106)	—
Net Lease Cost		$6,142	$4,678	$12,024	$9,703
(1)    Includes short-term lease expense, which is immaterial.
(2)    The Company subleases one of its leased properties with a remaining lease term of approximately 2 years that terminates on June 30, 2026. Sublease income is recognized on a straight-line basis over the sublease agreement and is recorded as an offset to operating lease expense.

The value of net assets and liabilities related to our operating and finance leases as of June 30, 2024 and December 31, 2023 was as follows (in thousands):

Lease Type	June 30, 2024	December 31, 2023
Total ROU operating lease assets	$84,878	$76,340
Total ROU financing lease assets	1,640	1,560
Total lease assets	$86,518	$77,900

Total current operating lease obligation	$16,330	$13,010
Total current financing lease obligation	547	539
Total current lease obligation	$16,877	$13,549

Total long-term operating lease obligation	$72,571	$66,234
Total long-term financing lease obligation	909	831
Total long-term lease obligation	$73,480	$67,065

The value of lease liabilities related to our operating and finance leases and sublease income as of June 30, 2024 was as follows (in thousands):

Maturity Date of Lease Liabilities	Operating Leases	Financing Leases	Total	Sublease Income
Remaining 2024	$10,873	$359	$11,232	$315
2025	21,567	523	22,090	640
2026	17,871	429	18,300	326
2027	15,904	200	16,104	—
2028	13,915	95	14,010	—
Thereafter	35,414	16	35,430	—
Total lease payments	115,544	1,622	117,166	1,281
Less: Interest	(26,643)	(166)	(26,809)	—
Present value of lease liabilities	$88,901	$1,456	$90,357	$1,281

The weighted average lease terms and interest rates of leases held as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024		December 31, 2023
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term	6.0 years	3.6 years	6.6 years	2.8 years
Weighted average interest rate	7.8%	7.4%	7.8%	7.1%

The cash outflows of leasing activity for the six months ended June 30, 2024 and 2023 were as follows (in thousands):

		Six Months Ended June 30,
Cash Flow Source	Classification	2024	2023
Operating cash flows from operating leases	Operating activities	$(9,786)	$(6,710)
Operating cash flows from financing leases	Operating activities	(97)	(121)
Financing cash flows from financing leases	Financing activities	(237)	(249)

Refer to Note 4 – Revenue Recognition for a discussion on the Company’s activities as lessor.

Note 8 – Earnout Liabilities

Hisco Acquisition

The Hisco Transaction included a potential earn-out payment of up to $12.6 million, subject to Hisco achieving certain performance targets. The earn-out payment was to be calculated based on the gross profit of Hisco and its affiliates for the twelve months ended October 31, 2023, subject to certain adjustments and exclusions set forth in the Purchase Agreement. The fair value of the contingent consideration arrangement was classified as a Level 3 instrument and was determined using a probability-based scenario analysis approach. As of June 8, 2023 (the Hisco Transaction date) and December 31, 2023, the fair value of the earn-out was $0.1 million and $0.0 million, respectively, with amounts recorded in Accrued expenses and other current liabilities in the Unaudited Condensed Consolidated Balance Sheets. As the performance targets were not achieved, no earn-out payment was made.

Frontier Acquisition

On March 31, 2022, Gexpro Services acquired Frontier Technologies Brewton, LLC and Frontier Engineering and Manufacturing Technologies, Inc. ("Frontier"). The consideration for the Frontier acquisition includes a potential earn-out payment of up to $3.0 million based upon the achievement of certain milestones and relative thresholds during the earn-out measurement period, which ends on December 31, 2024, with payments made annually beginning in 2023 and ending in 2025. During the first quarter of 2023, a $1.0 million earn-out payment was made based on the achievement of certain milestones in 2022. The fair value of the contingent consideration arrangement was classified as a Level 3 instrument and was determined using a probability-based scenario analysis approach. As of March 31, 2022 (the Frontier acquisition date), December 31, 2023 and June 30, 2024, the fair value of the earn-out was $0.9 million, $0.0 million and $0.0 million, respectively, with amounts recorded in Accrued expenses and other current liabilities in the Unaudited Condensed Consolidated Balance Sheets.

Note 9 – Debt

The Company’s outstanding long-term debt was comprised of the following:

(in thousands)	June 30, 2024	December 31, 2023
Senior secured revolving credit facility	$45,000	$—
Senior secured term loan	225,000	228,125
Senior secured delayed draw term loan	45,625	46,875
Incremental term loan	293,563	297,375
Other revolving line of credit	1,116	2,301
Total debt	610,304	574,676
Less: current portion of long-term debt	(31,367)	(32,551)
Less: deferred financing costs	(5,283)	(6,244)
Total long-term debt	$573,654	$535,881

On June 8, 2023 and June 13, 2024, the Company and certain of its subsidiaries entered into the First Amendment to Amended and Restated Credit Agreement and the Second Amendment to Amended and Restated Credit Agreement, respectively, (the “First Amendment”, the “Second Amendment” and as amended, the “2023 Amended Credit Agreement”), which amended and replaced the previous credit agreement, dated as of April 1, 2022.

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

Each of the loans under the 2023 Amended Credit Agreement mature on April 1, 2027. The Company is required to repay principal of approximately $7.6 million each quarter. Future maturities of long-term debt are $30.3 million per year payable in equal quarterly installments in 2024, 2025 and 2026, with the remaining balance of $526.6 million due in 2027 upon maturity.

Net of outstanding letters of credit, there was $153.0 million of borrowing availability under the revolving credit facility as of June 30, 2024.

In the second quarter of 2024, the Company entered into the Second Amendment that replaced a specified benchmark interest rate for certain loans under the 2023 Credit Agreement, whereby effective June 28, 2024, the CDOR Rate was replaced with the CORRA Rate (each as defined in the 2023 Amended Credit Agreement). The additional margin range did not change. As amended, the loans under the 2023 Amended Credit Agreement bear interest, at the Company’s option, at a rate equal to (i) the Alternate Base Rate or the Canadian Prime Rate (each as defined in the 2023 Amended Credit Agreement), plus, in each case, an additional margin ranging from 0.0% to 1.75% per annum, depending on the total net leverage ratio of the Company and its restricted subsidiaries as of the most recent determination date under the 2023 Amended Credit Agreement or (ii) the Adjusted Term SOFR Rate (as defined in the 2023 Amended Credit Agreement) or the CORRA Rate, plus, in each case, an additional margin ranging from 1.0% to 2.75% per annum, depending on the total net leverage ratio of the Company and its restricted subsidiaries as of the most recent determination date under the 2023 Amended Credit Agreement.

Deferred financing costs of $3.4 million were incurred in connection with the 2023 Amended Credit Agreement, and deferred financing costs of $4.0 million were incurred during 2022 in connection with the previous credit agreement. Deferred financing costs are amortized over the life of the debt instrument and reported as a component of Interest expense in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Amortization of deferred financing costs was $0.7 million and $1.3 million for the three and six months June 30, 2024, respectively, and $0.5 million and $1.0 million for the three and six months ended June 30, 2023, respectively. As of June 30, 2024, total deferred financing costs net of accumulated amortization were $7.3 million of which $5.3 million are included in Long-term debt, less current portion, net (related to the senior secured term loan, senior secured delayed draw term loan and incremental term loan) and $2.0 million are included in Other assets (related to the senior secured revolving credit facility) in the Unaudited Condensed Consolidated Balance Sheets.

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

The 2023 Amended Credit Agreement contains various covenants, including financial maintenance covenants requiring the Company to maintain compliance with a consolidated minimum interest coverage ratio and a maximum total net leverage ratio, each determined in accordance with the terms of the 2023 Amended Credit Agreement. The 2023 Amended Credit Agreement contains various events of default (subject to exceptions, thresholds and grace periods as set forth in the 2023 Amended Credit Agreement). Under certain circumstances, a default interest rate will apply on all obligations at a rate equal to 2.0% per annum above the applicable interest rate. The Company was in compliance with all financial covenants as of June 30, 2024.

Note 10 – Stock-Based Compensation

The Company recorded a stock-based compensation benefit of $0.3 million and expense of $1.9 million for the three and six months ended June 30, 2024, respectively, and expense of $2.2 million and $4.4 million for the three and six months ended June 30, 2023, respectively, in Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). A portion of the Company’s stock-based awards are liability-classified. Accordingly, changes in the market value of DSG common stock may result in stock-based compensation expense or benefit in certain periods. A stock-based compensation liability of $4.3 million as of June 30, 2024 and $5.6 million as of December 31, 2023 was included in Accrued expenses and other current liabilities in the Unaudited Condensed Consolidated Balance Sheets.

Restricted Stock Awards

During the quarter ended June 30, 2024, the Company issued approximately 117,000 Restricted stock awards ("RSAs") that vest over one to five years from the grant date with a grant date fair value of $3.8 million. Upon vesting, the vested RSAs are exchanged for an equal number of shares of the Company’s common stock. The participants have no voting or dividend rights with the RSAs. The RSAs are valued at the closing price of the DSG common stock on the date of grant and the expense is recorded ratably over the vesting period.

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

Stock Repurchase Program

Under an existing stock repurchase program authorized by the Board of Directors, the Company may repurchase its common stock from time to time in open market transactions, privately negotiated transactions or by other methods. During the second quarter of 2024, the Company repurchased 55,844 shares of DSG common stock under the repurchase program at an average cost of $30.14 per share for a total cost of $1.7 million. No shares were repurchased during the first quarter of 2024 or during the first six months of 2023 under the Company’s stock repurchase program. The remaining availability for stock repurchases under the program was $27.3 million at June 30, 2024.

Note 12 – Earnings Per Share

As a result of the Stock Split discussed in Note 1 – Nature of Operations and Basis of Presentation, all historical per share data, number of shares and numbers of equity awards were retroactively adjusted. The following table provides the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2024	2023	2024	2023

Basic income per share:
Net income (loss)	$1,896	$3,024	$(3,328)	$8,931
Basic weighted average shares outstanding	46,818,932	43,621,236	46,798,055	42,935,198
Basic income (loss) per share of common stock	$0.04	$0.07	$(0.07)	$0.21

Diluted income per share:
Net income (loss)	$1,896	$3,024	$(3,328)	$8,931
Basic weighted average shares outstanding	46,818,932	43,621,236	46,798,055	42,935,198
Effect of dilutive securities	804,780	373,778	—	370,020
Diluted weighted average shares outstanding	47,623,712	43,995,014	46,798,055	43,305,218
Diluted income (loss) per share of common stock	$0.04	$0.07	$(0.07)	$0.21
Anti-dilutive securities excluded from the calculation of diluted income per share	289	1,564	844,374	12,002

Note 13 – Income Taxes

The Company recorded an income tax benefit of $0.2 million, a (10.5)% effective tax rate for the three months ended June 30, 2024. Income tax expense of $0.5 million, a 15.0% effective tax rate was recorded for the three months ended June 30, 2023. The effective tax rate for the three months ended June 30, 2024 was lower than the U.S. statutory rate primarily due to discrete items recorded during the quarter and a change in valuation allowances related to interest expense limitation deferred tax assets. The effective tax rate for the three months ended June 30, 2023 was lower than the U.S. statutory rate primarily due to the release of a reserve for an uncertain tax benefit during the quarter.

The Company recorded an income tax benefit of $4.3 million, a 56.1% effective tax rate for the six months ended June 30, 2024. Income tax expense of $2.6 million, a 22.9% effective tax rate was recorded for the six months ended June 30, 2023. The effective tax rate for the six months ended June 30, 2024 was higher than the U.S. statutory rate primarily due to state taxes, foreign income and a change in valuation allowances related to interest expense limitation deferred tax assets. The effective tax rate for the six months ended June 30, 2023 was slightly higher than the U.S. statutory rate primarily due to state taxes, foreign operations, and other permanent items, offset by the release of a reserve for an uncertain tax benefit during the second quarter of 2023.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of multiple state and foreign jurisdictions. As of June 30, 2024, the Company is subject to U.S. federal income tax examinations for the years 2020 through 2022 and income tax examinations from various other jurisdictions for the years 2016 through 2023.

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

The Delaware Chancery Court held a hearing on September 13, 2023, to hear arguments on the defendants’ motions to dismiss. At the conclusion of the hearing, in rulings issued on September 13, 2023, and September 19, 2023, the entire complaint was dismissed with prejudice for failure to state a claim. On October 16, 2023, the plaintiffs filed a notice of appeal from the dismissal of their claims with respect to all defendants other than the members of the Special Committee (Messrs. Hillman, Albert and Edelson) and Mr. Moon. On October 25, 2023, Plaintiff Garfield voluntarily dismissed his appeal. The voluntary dismissal did not impact the appeal by Plaintiff Edelman, who continued to advance his appeal. The Delaware Supreme Court held a hearing on May 22, 2024 to hear arguments on the plaintiff’s appeal. On June 4, 2024, the Delaware Supreme Court ruled in favor of the Defendants and issued an order affirming the Court of Chancery’s dismissal of the complaint.

At this time, all of the lawsuits filed in connection with the Mergers have been dismissed. No assurance can be given that additional lawsuits will not be filed against DSG and/or its directors and officers and/or other persons or entities in connection with the Mergers.

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

A remediation plan was approved by ADEM in 2018. The plan consists of chemical injections throughout the affected area, as well as subsequent monitoring of the area. The injection process was completed in the first quarter of 2019 and the environmental consulting firm is monitoring the affected area. At June 30, 2024 the Company had approximately $0.1 million accrued for potential monitoring costs included in Accrued expenses and other current liabilities in the Unaudited Condensed Consolidated Balance Sheets. The costs for future monitoring are not significant and have been fully accrued. The Company does not expect to capitalize any amounts related to the remediation plan.

Note 15 – Related Party Transactions

Consulting Services

Individuals employed by LKCM Headwater Operations, LLC, a related party of LKCM, have provided the Company with certain consulting services for interim executive management in addition to assisting in identifying cost savings, revenue enhancements and operational synergies of the combined companies. Expense of $0.3 million and $0.7 million for the three and six months ended June 30, 2024, respectively, and $0.0 million and $0.1 million for the three and six months ended June 30, 2023, respectively, was recorded within Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), reflecting expenses incurred for these consulting services.

Significant Shareholder

LKCM, entities affiliated with LKCM and J. Bryan King (President and Chief Executive Officer of DSG and Chairman of the DSG Board of Directors), including private investment partnerships for which LKCM serves as investment manager, beneficially owned in the aggregate approximately 36,357,588 shares of DSG common stock as of June 30, 2024 representing approximately 77.7% of the outstanding shares of DSG common stock as of June 30, 2024.

Leased Properties

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Revenue
Lawson	$121,118	$119,147	$239,304	$244,427
TestEquity	197,481	136,067	384,630	243,425
Gexpro Services	107,134	108,274	205,785	209,290
All Other	14,471	14,496	26,966	29,112
Intersegment revenue elimination	(668)	—	(1,063)	—
Total revenue	$439,536	$377,984	$855,622	$726,254

Operating income (loss)
Lawson	$6,129	$8,470	$10,236	$16,715
TestEquity	703	(3,182)	(5,391)	(3,156)
Gexpro Services	8,091	8,778	13,553	16,152
All Other	(765)	(290)	(1,457)	786
Total operating income (loss)	$14,158	$13,776	$16,941	$30,497

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

(in thousands)	Lawson	TestEquity	Gexpro Services	All Other	Elimination	Total
Three Months Ended June 30, 2024
Revenue from external customers	$121,089	$197,446	$106,530	$14,471	$—	$439,536
Intersegment revenue	29	35	604	—	(668)	—
Revenue	$121,118	$197,481	$107,134	$14,471	$(668)	$439,536
Three Months Ended June 30, 2023
Revenue from external customers	$119,147	$136,067	$108,274	$14,496	$—	$377,984
Intersegment revenue	—	—	—	—	—	—
Revenue	$119,147	$136,067	$108,274	$14,496	$—	$377,984

Six Months Ended June 30, 2024
Revenue from external customers	$239,251	$384,511	$204,894	$26,966	$—	$855,622
Intersegment revenue	53	119	891	—	(1,063)	—
Revenue	$239,304	$384,630	$205,785	$26,966	$(1,063)	$855,622
Six Months Ended June 30, 2023
Revenue from external customers	$244,427	$243,425	$209,290	$29,112		$726,254
Intersegment revenue	—	—	—	—	—	—
Revenue	$244,427	$243,425	$209,290	$29,112	$—	$726,254

Note 17 – Subsequent Event

On July 10, 2024, DSG announced that it signed an agreement to acquire Source Atlantic Limited (“Source Atlantic”). The transaction is expected to close in the third quarter of 2024, subject to regulatory approval and customary closing conditions, for a purchase price of approximately $105.0 million. Source Atlantic, headquartered in Saint John, New Brunswick, Canada, is an industry-leading wholesale distributor of industrial MRO supplies, safety products, fasteners, and related value-add services for the Canadian MRO market. Source Atlantic generated sales of approximately $185.0 million during its most recent fiscal year. The acquisition of Source Atlantic is intended to expand DSG’s operating footprint in the Canadian market. The acquisition will be funded using DSG’s cash on hand and its revolving credit facility.

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

Recent Events

2024 Business Acquisitions

On May 1, 2024, DSG completed the acquisition of S&S Automotive Inc. (“S&S Automotive” and the “S&S Automotive Transaction”). S&S Automotive is a distributor of automotive, industrial, and safety supplies primarily to the automotive dealership market based near Chicago in Woodridge, Illinois. S&S Automotive was acquired to expand Lawson’s services and products to the automotive end market.

On January 19, 2024, DSG acquired 100% of the certain assets of Safety Supply Illinois LLC, conducting business as Emergent Safety Supply (“ESS” and the “ESS Transaction”). ESS is a national distributor of safety products based near Chicago in Batavia, Illinois. ESS was acquired to expand Lawson’s safety product category.

The results of operations of S&S Automotive and ESS have been included within the Lawson reportable segment subsequent to their acquisition dates. Refer to Note 3 – Business Acquisitions for additional information about these acquisitions.

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

Organic Growth Strategy

We intend to grow our businesses organically by exploring growth opportunities that provide different channels to reach customers, increase revenue and generate positive results. We plan to utilize our Company structure to grow organic revenue through collaborative selling across our diverse customer base and expanding the digital capabilities across our platform.

Acquisition Strategy

In addition to organic growth, we plan to actively pursue acquisition opportunities complementary to our businesses and that we believe will be financially accretive to our organization.

Sales Drivers

DSG believes that the Purchasing Managers Index (“PMI”) published by the Institute for Supply Management is an indicative measure of the relative strength of the economic environment of the industry in which it operates. The PMI is a composite index of economic activity in the U.S. manufacturing sector. A measure of the PMI index above 50 is generally viewed as indicating an expansion of the manufacturing sector while a measure below 50 is generally viewed as representing a contraction. The average monthly PMI was 48.9 in the six months ended June 30, 2024 compared to 46.9 in the six months ended June 30, 2023.

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

Through the Hisco Transaction, TestEquity expanded its product offerings, including adhesives, chemicals and tapes as well as specialty materials such as electrostatic discharge, thermal management materials and static shielding bags. Hisco operates in 36 locations across North America, including its Precision Converting facilities that provide value-added fabrication and its Adhesive Materials Group that provides an array of custom repackaging solutions. Hisco also offers vendor-managed inventory and Radio Frequency Identification (“RFID”) programs with specialized warehousing for chemical management, logistics services and cold storage.

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

Because of the nature of the information that may have been compromised, DSG was required to notify the parties whose information was potentially compromised of the incident as well as various governmental agencies and has taken other actions, such as offering credit monitoring services. On April 4, 2023, a putative class action lawsuit was filed against DSG related to the Cyber Incident (the “Cyber Incident Suit”). For more information about the Cyber Incident Suit, refer to Note 14 – Commitments and Contingencies within Item 1. Financial Statements. At June 30, 2024, DSG had not incurred material costs as a result of the Cyber Incident.

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

The following tables provide a reconciliation of Net income (loss) to Adjusted EBITDA on a consolidated basis and Operating income (loss) to Adjusted EBITDA by segment for the three and six months ended June 30, 2024 and 2023. A reconciliation of Net income (loss) to Adjusted EBITDA by segment is not provided because management does not determine or review net income at the segment level and does not allocate non-operating costs and expenses to its segments, such as income taxes, interest expense, and various other non-operating income and expense. See Note 16 – Segment Information within Item 1. Financial Statements for additional information about our reportable segments.

Reconciliation of Net Income (Loss) to Non-GAAP Adjusted EBITDA (Unaudited)

	Three Months Ended June 30, 2024
(in thousands)	Lawson	TestEquity	Gexpro Services	All Other	Consolidated
Net income (loss)					$1,896
Income tax expense (benefit)					(180)
Other income (expense), net					(359)
Change in fair value of earnout liabilities					8
Interest expense					12,793
Operating income (loss)	$6,129	$703	$8,091	$(765)	$14,158
Depreciation and amortization	6,390	7,795	3,825	525	18,535
Stock-based compensation(1)	(633)	160	—	166	(307)
Severance and acquisition related retention expenses(2)	1,583	6,508	192	30	8,313
Acquisition related costs(3)	2,400	282	382	534	3,598
Inventory step-up(4)	634	—	—	—	634
Other non-recurring(5)	—	—	250	—	250
Adjusted EBITDA	$16,503	$15,448	$12,740	$490	$45,181

	Three Months Ended June 30, 2023
(in thousands)	Lawson	TestEquity	Gexpro Services	All Other	Consolidated
Net income (loss)					$3,024
Income tax expense (benefit)					535
Other income (expense), net					761
Change in fair value of earnout liabilities					(36)
Interest expense					9,492
Operating income (loss)	$8,470	$(3,182)	$8,778	$(290)	$13,776
Depreciation and amortization	4,498	5,560	4,026	500	14,584
Stock-based compensation(1)	2,188	—	—	—	2,188
Severance and acquisition related retention expenses(2)	119	2,295	23	—	2,437
Acquisition related costs(3)	651	4,104	303	—	5,058
Inventory step-up(4)	—	716	—	—	716
Other non-recurring(5)	144	—	12	1,185	1,341
Adjusted EBITDA	$16,070	$9,493	$13,142	$1,395	$40,100

	Six Months Ended June 30, 2024
(in thousands)	Lawson	TestEquity	Gexpro Services	All Other	Consolidated
Net income (loss)					$(3,328)
Income tax expense (benefit)					(4,257)
Other income (expense), net					(97)
Change in fair value of earnout liabilities					3
Interest expense					24,620
Operating income (loss)	$10,236	$(5,391)	$13,553	$(1,457)	$16,941
Depreciation and amortization	11,598	15,291	7,665	1,033	35,587
Stock-based compensation(1)	1,379	160	—	352	1,891
Severance and acquisition related retention expenses(2)	2,395	16,336	264	34	19,029
Acquisition related costs(3)	3,687	663	455	747	5,552
Inventory step-up(4)	634	—	—	—	634
Other non-recurring(5)	—	—	1,614	—	1,614
Adjusted EBITDA	$29,929	$27,059	$23,551	$709	$81,248

	Six Months Ended June 30, 2023
(in thousands)	Lawson	TestEquity	Gexpro Services	All Other	Consolidated
Net income (loss)					$8,931
Income tax expense (benefit)					2,647
Other income (expense), net					1,736
Change in fair value of earnout liabilities					21
Interest expense					17,162
Operating income (loss)	$16,715	$(3,156)	$16,152	$786	$30,497
Depreciation and amortization	11,056	10,365	7,891	994	30,306
Stock-based compensation(1)	4,392	—	—	—	4,392
Severance and acquisition related retention expenses(2)	357	2,408	23	—	2,788
Acquisition related costs(3)	1,660	6,819	678	—	9,157
Inventory step-up(4)	—	716	—	—	716
Other non-recurring(5)	340	—	72	1,185	1,597
Adjusted EBITDA	$34,520	$17,152	$24,816	$2,965	$79,453
(1)    Expense (benefit) primarily for stock-based compensation, of which a portion varies with the Company’s stock price.
(2)    Includes severance expense from actions taken in 2024 and 2023 not related to a formal restructuring plan and acquisition related retention expenses for the Hisco Transaction and the S&S Automotive Transaction.
(3)    Transaction and integration costs related to acquisitions.
(4)    Inventory fair value step-up adjustment for acquisition accounting related to acquisitions completed by Lawson and TestEquity.
(5)    Other non-recurring costs consist of certain non-recurring strategic projects and other non-recurring items.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Consolidated Results of Operations

	Three Months Ended June 30,
	2024		2023
(Dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenue
Lawson	$121,118	27.6%	$119,147	31.5%
TestEquity	197,481	44.9%	136,067	36.0%
Gexpro Services	107,134	24.4%	108,274	28.6%
All Other	14,471	3.3%	14,496	3.8%
Intersegment revenue elimination	(668)	(0.2)%	—	—%
Total Revenue	439,536	100.0%	377,984	100.0%
Cost of goods sold
Lawson	54,717	12.4%	52,769	14.0%
TestEquity	151,702	34.5%	104,827	27.7%
Gexpro Services	73,952	16.8%	75,928	20.1%
All Other	8,306	1.9%	8,437	2.2%
Intersegment cost of goods sold elimination	(668)	(0.2)%	—	—%
Total Cost of goods sold	288,009	65.5%	241,961	64.0%
Gross profit	151,527	34.5%	136,023	36.0%
Selling, general and administrative expenses
Lawson	60,272	13.7%	57,908	15.3%
TestEquity	45,076	10.3%	34,422	9.1%
Gexpro Services	25,091	5.7%	23,568	6.2%
All Other	6,930	1.6%	6,349	1.7%
Total Selling, general and administrative expenses	137,369	31.3%	122,247	32.3%
Operating income (loss)	14,158	3.2%	13,776	3.6%
Interest expense	(12,793)	(2.9)%	(9,492)	(2.5)%
Change in fair value of earnout liabilities	(8)	—%	36	—%
Other income (expense), net	359	0.1%	(761)	(0.2)%
Income (loss) before income taxes	1,716	0.4%	3,559	0.9%
Income tax expense (benefit)	(180)	—%	535	0.1%
Net income (loss)	$1,896	0.4%	$3,024	0.8%

Overview of Consolidated Results of Operations

Our consolidated revenue increased $61.6 million in the second quarter of 2024 compared to the second quarter of 2023 primarily driven by $81.4 million from acquisitions completed in 2023 and 2024 partially offset by a decline in organic revenue. Consolidated gross profit and Selling, general and administrative expenses also increased over the prior year primarily driven by the inclusion of the Hisco, ESS and S&S Automotive acquisitions completed in 2023 and 2024.

Refer to Results by Reportable Segment below for a complete discussion of our results of operations.

Results by Reportable Segment

Lawson Segment

	Three Months Ended June 30,		Change
(Dollars in thousands)	2024	2023	Amount	%
Revenue from external customers	$121,089	$119,147	$1,942	1.6%
Intersegment revenue	29	—	29	—%
Revenue	121,118	119,147	1,971	1.7%
Cost of goods sold	54,717	52,769	1,948	3.7%
Gross profit	66,401	66,378	23	—%
Selling, general and administrative expenses	60,272	57,908	2,364	4.1%
Operating income (loss)	$6,129	$8,470	$(2,341)	(27.6)%
Gross profit margin	54.8%	55.7%

Adjusted EBITDA(1)	$16,503	$16,070	$433	2.7%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

Revenue and Gross Profit

Revenue increased $1.9 million, or 1.6%, to $121.1 million in the second quarter of 2024 compared to $119.1 million in the second quarter of 2023. The increase was primarily driven by $10.1 million of revenue generated from the acquisitions completed in 2024 and strengthening sales to the automotive end market of $0.8 million partially offset by a decline in sales to Lawson’s core, governmental and strategic customers of $8.2 million with fewer sales representatives.

Gross profit was flat at $66.4 million in the second quarter of 2024 compared to gross profit of $66.4 million in the prior year quarter. Lawson gross profit as a percent of revenue was 54.8% in the second quarter of 2024 compared to 55.7% in the prior year quarter. The gross profit margin percentage decrease was primarily the result of the amortization of the fair value step-up of inventory of $0.6 million related to the S&S Automotive Transaction, a sales mix shift toward larger customers and lower gross profit margins on revenue generated by the 2024 acquisitions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of compensation and support for Lawson sales representatives and expenses to operate Lawson’s distribution network and overhead expenses.

Selling, general and administrative expenses increased $2.4 million to $60.3 million in the second quarter of 2024 compared to $57.9 million in the prior year quarter. Approximately $3.6 million of the increased expenses was driven by the acquisitions completed in 2024 and higher severance and merger and acquisition expenses of $1.5 million and $1.7 million, respectively. These costs were partially offset by a decrease in stock-based compensation expense of $2.8 million due to a benefit realized in the second quarter of 2024 and a decrease in variable compensation as a result of lower sales.

Adjusted EBITDA

During the three months ended June 30, 2024, Lawson generated Adjusted EBITDA of $16.5 million, an increase of $0.4 million from the same period a year ago with approximately $1.4 million driven by the acquisitions completed in 2024 and deleveraging of its fixed cost structure over lower organic revenue and margins.

TestEquity Segment

	Three Months Ended June 30,		Change
(Dollars in thousands)	2024	2023	Amount	%
Revenue from external customers	$197,446	$136,067	$61,379	45.1%
Intersegment revenue	35	—	35	—%
Revenue	197,481	136,067	61,414	45.1%
Cost of goods sold	151,702	104,827	46,875	44.7%
Gross profit	45,779	31,240	14,539	46.5%
Selling, general and administrative expenses	45,076	34,422	10,654	31.0%
Operating income (loss)	$703	$(3,182)	$3,885	(122.1)%
Gross profit margin	23.2%	23.0%

Adjusted EBITDA(1)	$15,448	$9,493	$5,955	62.7%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

Revenue and Gross Profit

Revenue increased $61.4 million, or 45.1%, to $197.5 million in the second quarter of 2024 compared to $136.1 million in the second quarter of 2023. The increase was driven by $71.3 million of additional revenue generated from an acquisition completed in 2023 offset by a $9.9 million decline in legacy TestEquity revenue primarily due to a slowdown in the test and measurement market, primarily caused by tightening of capital budgets in TestEquity’s customer base and softening in the electronic production supplies end markets.

Gross profit increased $14.5 million to $45.8 million in the second quarter of 2024 compared to gross profit of $31.2 million in the prior year quarter primarily as a result of the inclusion of the acquisition completed in 2023, which generated $15.8 million of additional gross profit in the second quarter of 2024. TestEquity gross profit as a percent of revenue increased to 23.2% in the second quarter of 2024 compared to 23.0% in the prior year quarter primarily due to a shift in sales mix and better performance across web channels.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of compensation and support for TestEquity’s sales representatives and expenses to operate TestEquity’s distribution network and overhead expenses.

Selling, general and administrative expenses increased $10.7 million to $45.1 million in the second quarter of 2024 compared to $34.4 million in the prior year quarter. Approximately $12.8 million of the increased expenses was driven by the acquisition completed in 2023 of which $6.4 million was related to the Hisco employee retention bonuses. These costs were partially offset by lower merger and acquisition expenses of $3.8 million and lower medical costs in the second quarter of 2024 compared to the prior year quarter.

Adjusted EBITDA

During the three months ended June 30, 2024, TestEquity generated Adjusted EBITDA of $15.4 million, an increase of $6.0 million, or 62.7% from the same period a year ago with approximately $8.6 million driven by the acquisition completed in 2023, offset by a reduction of $2.6 million in legacy TestEquity due to lower organic revenue.

Gexpro Services Segment

	Three Months Ended June 30,		Change
(Dollars in thousands)	2024	2023	Amount	%
Revenue from external customers	$106,530	$108,274	$(1,744)	(1.6)%
Intersegment revenue	604	—	604	—%
Revenue	107,134	108,274	(1,140)	(1.1)%
Cost of goods sold	73,952	75,928	(1,976)	(2.6)%
Gross profit	33,182	32,346	836	2.6%
Selling, general and administrative expenses	25,091	23,568	1,523	6.5%
Operating income (loss)	$8,091	$8,778	$(687)	(7.8)%
Gross profit margin	31.0%	29.9%

Adjusted EBITDA(1)	$12,740	$13,142	$(402)	(3.1)%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

Revenue and Gross Profit

Revenue decreased $1.1 million, or 1.1%, to $107.1 million in the second quarter of 2024 compared to $108.3 million in the second quarter of 2023. The decrease was primarily driven by the timing of project work in the renewable energy vertical market of $1.7 million and a decline in year over year comparable revenue within the industrial vertical market of $1.7 million, partially offset by strengthening sales within the aerospace and defense vertical market of $0.6 million and automotive sector growth of $1.0 million.

Gross profit increased $0.8 million to $33.2 million in the second quarter of 2024 compared to gross profit of $32.3 million in the prior year quarter. Gexpro Services gross profit as a percent of revenue was 31.0% in the second quarter of 2024 compared to 29.9% in the prior year quarter primarily driven by enhanced strategic sourcing, supply chain improvements and end market sales mix.

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

Selling, general, and administrative expenses increased $1.5 million to $25.1 million in the second quarter of 2024 compared to $23.6 million in the prior year quarter. The increase was primarily driven by additional non-recurring legal and consulting costs of $0.8 million.

Adjusted EBITDA

During the three months ended June 30, 2024, Gexpro Services generated Adjusted EBITDA of $12.7 million, a decrease of $0.4 million from the same period a year ago primarily driven by lower organic revenue and an increase in Selling, general, and administrative expenses partially offset by an increase in gross profit margin.

Consolidated Non-operating Income and Expense

	Three Months Ended June 30,		Change
(Dollars in thousands)	2024	2023	Amount	%

Interest expense	$(12,793)	$(9,492)	$(3,301)	34.8%
Change in fair value of earnout liabilities	$(8)	$36	$(44)	N/M
Other income (expense), net	$359	$(761)	$1,120	(147.2)%
Income tax expense (benefit)	$(180)	$535	$(715)	N/M
N/M Not meaningful

Interest Expense

Interest expense increased $3.3 million in the second quarter of 2024 compared to the prior year quarter primarily due to an increase in interest rates and higher outstanding borrowings related to the purchase of Hisco, ESS and S&S Automotive.

Other Income (Expense), Net

Other income (expense), net consists of effects of changes in foreign currency exchange rates, interest income, net and other non-operating income and expenditures. The $1.1 million change in the second quarter of 2024 compared to the same period of 2023 was primarily due to favorable increases in interest income partially offset by unfavorable changes in foreign currency exchange rates.

Income Tax Expense (Benefit)

Income tax benefit was $0.2 million, a (10.5)% effective tax rate for the three months ended June 30, 2024 compared to income tax expense of $0.5 million and a 15.0% effective tax rate for the three months ended June 30, 2023. The change in the year-over-year effective tax rate was primarily due to a change in valuation allowances related to interest expense limitation deferred tax assets, state taxes, foreign income and other permanent items.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Consolidated Results of Operations

	Six Months Ended June 30,
	2024		2023
(Dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales

Revenue
Lawson	$239,304	28.0%	$244,427	33.7%
TestEquity	384,630	45.0%	243,425	33.5%
Gexpro Services	205,785	24.1%	209,290	28.8%
All Other	26,966	3.2%	29,112	4.0%
Intersegment revenue elimination	(1,063)	(0.1)%	—	—%
Total Revenue	855,622	100.0%	726,254	100.0%
Cost of goods sold
Lawson	107,841	12.6%	107,140	14.8%
TestEquity	296,650	34.7%	186,828	25.7%
Gexpro Services	141,847	16.6%	146,439	20.2%
All Other	15,411	1.8%	16,953	2.3%
Intersegment cost of goods sold elimination	(1,063)	(0.1)%	—	—%
Total Cost of goods sold	560,686	65.5%	457,360	63.0%
Gross profit	294,936	34.5%	268,894	37.0%
Selling, general and administrative expenses
Lawson	121,227	14.2%	120,572	16.6%
TestEquity	93,371	10.9%	59,753	8.2%
Gexpro Services	50,385	5.9%	46,699	6.4%
All Other	13,012	1.5%	11,373	1.6%
Total Selling, general and administrative expenses	277,995	32.5%	238,397	32.8%
Operating income (loss)	16,941	2.0%	30,497	4.2%
Interest expense	(24,620)	(2.9)%	(17,162)	(2.4)%
Loss on extinguishment of debt	—	—%	—	—%
Change in fair value of earnout liabilities	(3)	—%	(21)	—%
Other income (expense), net	97	—%	(1,736)	(0.2)%
Income (loss) before income taxes	(7,585)	(0.9)%	11,578	1.6%
Income tax expense (benefit)	(4,257)	(0.5)%	2,647	0.4%
Net income (loss)	$(3,328)	(0.4)%	$8,931	1.2%

Overview of Consolidated Results of Operations

Our consolidated revenue increased $129.4 million in the first six months of 2024 compared to the first six months of 2023 primarily driven by $180.6 million from acquisitions completed in 2023 and 2024 partially offset by a decline in organic revenue. Consolidated Gross profit and Selling, general and administrative expenses also increased over the prior year primarily driven by the inclusion of the Hisco, ESS and S&S acquisitions completed in 2023 and 2024.

Refer to Results by Reportable Segment below for a complete discussion of our results of operations.

Results by Reportable Segment

Lawson Segment

	Six Months Ended June 30,		Change
(Dollars in thousands)	2024	2023	Amount	%

Revenue from external customers	$239,251	$244,427	$(5,176)	(2.1)%
Intersegment revenue	53	—	53	—%
Revenue	239,304	244,427	(5,123)	(2.1)%
Cost of goods sold	107,841	107,140	701	0.7%
Gross profit	131,463	137,287	(5,824)	(4.2)%
Selling, general and administrative expenses	121,227	120,572	655	0.5%
Operating income (loss)	$10,236	$16,715	$(6,479)	(38.8)%
Gross profit margin	54.9%	56.2%

Adjusted EBITDA(1)	$29,929	$34,520	$(4,591)	(13.3)%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

Revenue and Gross Profit

Revenue decreased $5.1 million, or 2.1%, to $239.3 million in the first six months of 2024 compared to revenue of $244.4 million in the same period of 2023. The decrease was primarily driven by a decline in sales to Lawson’s core, governmental and strategic customers of $18.6 million with fewer sales representatives partially offset by $12.4 million of revenue generated from the acquisitions completed in 2024 and strengthening sales within the automotive end market of $2.6 million.

Gross profit decreased $5.8 million to $131.5 million in the first six months of 2024 compared to gross profit of $137.3 million in the same period of 2023 primarily as a result of decreased sales and the amortization of the fair value step-up of inventory of $0.6 million related to the S&S Automotive Transaction partially offset by price increases, lower net freight expense and spreading operating expenses over a higher sales level. Lawson gross profit as a percent of revenue was 54.9% in the first six months of 2024 compared to 56.2% in the prior year period. The gross profit margin percentage decrease was primarily the result of the amortization of the fair value step-up of inventory of $0.6 million related to the S&S Automotive Transaction, a sales mix shift and lower gross profit margins on revenue generated by the 2024 acquisitions with lower margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of compensation and support for Lawson sales representatives as well as expenses to operate Lawson’s distribution network and overhead expenses.

Selling, general and administrative expenses increased $0.7 million to $121.2 million in the first six months of 2024 compared to $120.6 million in the same period of 2023. Approximately $4.3 million of the increased expenses was driven by the acquisitions completed in 2024 and higher severance and merger and acquisition expenses of $2.0 million and $2.0 million, respectively. These costs were partially offset by a decrease in stock-based compensation expense of $3.0 million due to a benefit realized in the second quarter of 2024 and a decrease in variable compensation as a result of lower sales.

Adjusted EBITDA

During the six months ended June 30, 2024, Lawson generated Adjusted EBITDA of $29.9 million, a decrease of $4.6 million from the same period a year ago primarily driven by lower organic revenue and gross profit margin partially offset by the 2024 acquisitions.

TestEquity Segment

	Six Months Ended June 30,		Change
(Dollars in thousands)	2024	2023	Amount	%

Revenue from external customers	$384,511	$243,425	$141,086	58.0%
Intersegment revenue	119	—	119	—%
Revenue	384,630	243,425	141,205	58.0%
Cost of goods sold	296,650	186,828	109,822	58.8%
Gross profit	87,980	56,597	31,383	55.4%
Selling, general and administrative expenses	93,371	59,753	33,618	56.3%
Operating income (loss)	$(5,391)	$(3,156)	$(2,235)	70.8%
Gross profit margin	22.9%	23.3%

Adjusted EBITDA(1)	$27,059	$17,152	$9,907	57.8%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

Revenue and Gross Profit

Revenue increased $141.2 million, or 58.0%, to $384.6 million in the first six months of 2024 compared to $243.4 million in the same period in 2023. The increase was primarily driven by $168.2 million of revenue generated from acquisitions completed in 2023 offset by a $27.0 million decline in legacy TestEquity due to a slowdown in the test and measurement market, primarily caused by tightening of capital budgets in TestEquity’s customer base.

Gross profit increased $31.4 million to $88.0 million in the first six months of 2024 compared to $56.6 million in the same period of 2023 primarily as a result of the inclusion of the acquisition completed in 2023, which generated $38.2 million of additional gross profit during the first six months of 2024. TestEquity gross profit as a percent of revenue decreased to 22.9% in the first six months of 2024 compared to 23.3% in the prior year primarily due to a shift in sales mix from the lower gross margin rates from the 2023 acquisition.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of compensation and support for TestEquity’s sales representatives and expenses to operate TestEquity’s distribution network and overhead expenses.

Selling, general and administrative expenses increased $33.6 million to $93.4 million in the first six months of 2024 compared to $59.8 million in the same period of 2023. Approximately $37.8 million of the increased expenses was driven by the acquisitions completed in 2023 of which $14.0 million was related to the Hisco employee retention bonuses. These costs were partially offset by lower merger and acquisition expenses of $6.2 million in the first six months of 2024 compared to the same period a year ago.

Adjusted EBITDA

During the six months ended June 30, 2024, TestEquity generated Adjusted EBITDA of $27.1 million, an increase of $9.9 million, or 57.8% from the same period a year ago with approximately $17.1 million driven by the acquisitions completed in 2023, offset by a reduction of $7.2 million in legacy TestEquity primarily on lower organic revenue.

Gexpro Services Segment

	Six Months Ended June 30,		Change
(Dollars in thousands)	2024	2023	Amount	%

Revenue from external customers	$204,894	$209,290	$(4,396)	(2.1)%
Intersegment revenue	891	—	891	—%
Revenue	205,785	209,290	(3,505)	(1.7)%
Cost of goods sold	141,847	146,439	(4,592)	(3.1)%
Gross profit	63,938	62,851	1,087	1.7%
Selling, general and administrative expenses	50,385	46,699	3,686	7.9%
Operating income (loss)	$13,553	$16,152	$(2,599)	(16.1)%
Gross profit margin	31.1%	30.0%

Adjusted EBITDA(1)	$23,551	$24,816	$(1,265)	(5.1)%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

Revenue and Gross Profit

Revenue decreased $3.5 million, or 1.7%, to $205.8 million in the first six months of 2024 compared to $209.3 million in the same period of 2023. The decrease was primarily driven by timing of project work in the renewable energy vertical market of $4.8 million and softness in the technology vertical market of $1.3 million, partially offset by strengthening sales within the aerospace and defense vertical market of $2.6 million.

Gross profit increased $1.1 million to $63.9 million in the first six months of 2024 compared to $62.9 million in the same period of 2023. Gexpro Services’ gross profit as a percent of revenue was 31.1% in the first six months of 2024 compared to 30.0% in the prior year period driven by enhanced strategic sourcing, supply chain improvements and end market sales mix.

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

Selling, general, and administrative expenses increased $3.7 million to $50.4 million in the first six months of 2024 compared to $46.7 million in the same period of 2023. The increase was primarily driven by additional consulting costs of $1.6 million to support non-recurring strategic projects, non-recurring legal fees of $0.5 million and investments to support future growth and additional compensation.

Adjusted EBITDA

During the six months ended June 30, 2024, Gexpro Services generated Adjusted EBITDA of $23.6 million, a decrease of $1.3 million, or 5.1% from the same period a year ago primarily driven by lower organic revenue and an increase in Selling, general, and administrative expenses partially offset by an increase in gross profit margin.

Consolidated Non-operating Income and Expense

	Six Months Ended June 30,		Change
(Dollars in thousands)	2024	2023	Amount	%

Interest expense	$(24,620)	$(17,162)	$(7,458)	43.5%
Change in fair value of earnout liabilities	$(3)	$(21)	$18	(85.7)%
Other income (expense), net	$97	$(1,736)	$1,833	(105.6)%
Income tax expense (benefit)	$(4,257)	$2,647	$(6,904)	(260.8)%

Interest Expense

Interest expense increased $7.5 million in the first six months of 2024 compared to the same period of 2023 primarily due to an increase in interest rates and higher outstanding borrowings related to the purchase of Hisco, ESS and S&S Automotive.

Other Income (Expense), Net

Other income (expense), net consists of effects of changes in foreign currency exchange rates, interest income, net and other non-operating income and expenditures. The $1.8 million change in the first six months of 2024 compared to the same period of 2023 was partly due to favorable increases in interest income partially offset by unfavorable changes in foreign currency exchange rates.

Income Tax Expense (Benefit)

Income tax benefit was $4.3 million, a 56.1% effective tax rate for the first six months of 2024 compared to an income tax expense of $2.6 million and a 22.9% effective tax rate for the first six months of 2023. The change in the year-over-year effective tax rate was primarily due to a change in valuation allowances related to interest expense limitation deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $46.8 million on June 30, 2024 compared to $83.9 million on December 31, 2023.

The Company believes its current balances of cash and cash equivalents, availability under its 2023 Amended Credit Agreement and cash flows from operations will be sufficient to meet its liquidity needs for the next twelve months. As of June 30, 2024, the Company had $46.8 million of cash and cash equivalents and $153.0 million of borrowing availability remaining, net of outstanding letters of credit, under the 2023 Amended Credit Agreement.

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

Sources and Uses of Cash

The following table presents a summary of our cash flows:

	Six Months Ended June 30,
(in thousands)	2024	2023	Change
Net cash provided by (used in) operating activities	$28,009	$27,464	$545
Net cash provided by (used in) investing activities	$(102,370)	$(262,824)	$160,454
Net cash provided by (used in) financing activities	$33,208	$274,930	$(241,722)

Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2024 was $28.0 million primarily due to non-cash items, partially offset by a net loss and investments in trade working capital to support higher sales and other net cash flow items.

Net cash provided by operating activities for the six months ended June 30, 2023 was $27.5 million, primarily due to net income including non-cash items, partially offset by investments in trade working capital to support higher sales and other net cash flow items.

Cash Provided by (Used in) Investing Activities

Net cash used in investing activities for the six months ended June 30, 2024 was $102.4 million, primarily due to the purchase of ESS and S&S Automotive, as well as purchases of property, plant and equipment and rental equipment which was partially offset by the sale of rental equipment.

Net cash used in investing activities for the six months ended June 30, 2023 was $262.8 million, primarily due to the Hisco Transaction as well as purchases of property, plant and equipment and rental equipment which was partially offset by the sale of rental equipment.

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2024 was $33.2 million primarily due to net proceeds on the revolving credit facility partially offset by principal payments on the term loans.

Net cash provided by financing activities for the six months ended June 30, 2023 was $274.9 million due to proceeds from the 2023 Credit Agreement and the Rights Offering partially offset by the repayment of previous indebtedness and principal payments on the term loans. In conjunction with the Hisco Transaction, the Company borrowed $305.0 million under the incremental term loan facility on June 8, 2023 and raised approximately $100 million through the Rights Offering which closed during the second quarter of 2023. During the first six months of 2023, deferred financing costs of $3.4 million were incurred related to the 2023 Credit Agreement and offering costs of $1.5 million were incurred related to the Rights Offering.

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

On June 30, 2024, we had $610.3 million in outstanding borrowings under the 2023 Amended Credit Agreement and $153.0 million of borrowing availability remaining, net of outstanding letters of credit, under the senior secured revolving credit facility component.

As of June 30, 2024, we were in compliance with all financial covenants under our 2023 Amended Credit Agreement. While we were in compliance with our financial covenants as of June 30, 2024, failure to meet the covenant requirements of the 2023 Amended Credit Agreement in future quarters could lead to higher financing costs and increased restrictions, reduce or eliminate our ability to borrow funds, or accelerate the payment of our indebtedness and could have a material adverse effect on our business, financial condition and results of operations.

Purchase Commitments

As of June 30, 2024, we had contractual commitments to purchase approximately $133 million of products from our suppliers and contractors over the next twelve months.

Capital Expenditures

During the six months ended June 30, 2024, total capital expenditures for property, plant and equipment and rental equipment were $9.0 million excluding proceeds from the sale of rental equipment. The Company expects to spend approximately $8 million to $12 million for capital expenditures during the remainder of 2024 to support ongoing operations.

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

During the second quarter of 2024, the Company repurchased 55,844 shares of DSG common stock under the repurchase program at an average cost of $30.14 per share for a total cost of $1.7 million. No shares were repurchased during the first quarter of 2024 or during the first six months of 2023 under the Company’s stock repurchase program. The remaining availability for stock repurchases under the program was $27.3 million as of June 30, 2024. See Note 11 – Stockholders’ Equity within Item 1. Financial Statements for further information.

Retention Bonuses

As part of the Purchase Agreement, DSG will also pay $37.5 million in cash or DSG common stock in retention bonuses to certain Hisco employees that remain employed with Hisco or its affiliates for at least twelve months after the closing of the Hisco Transaction. Pursuant to the Purchase Agreement, the Company paid $1.8 million of the retention bonuses in 2023 and $2.3 million of the retention bonuses in the first six months of 2024 and will pay $32.3 million of the retention bonuses during the third quarter of 2024, with the remaining balance of $1.1 million to be paid in 2025.

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

The loans under the 2023 Amended Credit Agreement bear interest, at the Company’s option, at a rate equal to (i) the Alternate Base Rate or the Canadian Prime Rate (each as defined in the 2023 Amended Credit Agreement), plus, in each case, an additional margin ranging from 0.0% to 1.75% per annum, depending on the total net leverage ratio of the Company and its restricted subsidiaries as of the most recent determination date under the 2023 Amended Credit Agreement or (ii) the Adjusted Term SOFR Rate or the CORRA Rate (each as defined in the 2023 Amended Credit Agreement), plus, in each case, an additional margin ranging from 1.0% to 2.75% per annum, depending on the total net leverage ratio of the Company and its restricted subsidiaries as of the most recent determination date under the 2023 Amended Credit Agreement. Refer to Note 9 – Debt within Item 1. Financial Statements for information about the 2023 Amended Credit Agreement.

As of June 30, 2024, approximately 100% of our debt was floating rate debt. A hypothetical increase/decrease in interest rates of 100 basis points would increase/decrease our annual interest expense by approximately $6.1 million. We have not entered into, and currently do not intend to enter into, interest rate swaps or other derivative financial instruments to mitigate the impact of fluctuations in interest rates.

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

Changes in Internal Control over Financial Reporting

Given the timing of the S&S Automotive Transaction and the complexity of systems and business processes, we intend to exclude S&S Automotive from our assessment and report on internal control over financial reporting for the year ending December 31, 2024. Other than the ESS Transaction and S&S Automotive Transaction, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the second quarter of 2024.

Issuer Purchases of Equity Securities

The Board of Directors previously authorized a stock repurchase program that permits the Company to repurchase DSG common stock from time to time in open market transactions, privately negotiated transactions or by other methods. During the second quarter of 2024, the Company repurchased 55,844 shares of DSG common stock under the repurchase program at an average cost of $30.14 per share for a total cost of $1.7 million. No shares were repurchased during the first quarter of 2024 or during the first six months of 2023 under the Company’s stock repurchase program. The Company had $27.3 million of remaining availability under its stock repurchase program as of June 30, 2024. The stock repurchase program does not have an expiration date.

The following table summarizes repurchases of DSG common stock for the three months ended June 30, 2024 under the repurchase program described above and excludes shares withheld from employees to satisfy tax withholding requirements on option exercises and other equity-based transactions.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1 through April 30, 2024	—	$—	—	$28,953,000
May 1 through May 31, 2024	—	$—	—	$28,953,000
June 1 through June 30, 2024	55,844	$30.14	55,844	$27,270,000
Total	55,844		55,844

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined under Item 408 of Regulation S-K).

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
10.1*
Second Amendment to the Amended and Restated Credit Agreement, dated as of June 13, 2024, by and among Distribution Solutions Group, Inc., the subsidiaries of Distribution Solutions Group, Inc. party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statement of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL and contained in Exhibit 101
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISTRIBUTION SOLUTIONS GROUP, INC.
(Registrant)

Dated:	August 1, 2024	/s/ J. Bryan King
J. Bryan King Chairman, President and Chief Executive Officer (principal executive officer)

Dated:	August 1, 2024	/s/ Ronald J. Knutson
Ronald J. Knutson Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)

Dated:	August 1, 2024	/s/ David S. Lambert
David S. Lambert Vice President, Controller and Chief Accounting Officer (principal accounting officer)