Form 10-Q
period 2024-09-30
Distribution Solutions Group, Inc.
filed 2024-10-31
CIK 703604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
As of October 25, 2024, 46,837,880 shares of common stock, $1.00 par value, were outstanding.

		Page #
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	5

	Condensed Consolidated Balance Sheets as of September 30, 2024 (Unaudited) and December 31, 2023	5

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited)	6

	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited)	7

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 and 2023 (Unaudited)	9

	Notes to Condensed Consolidated Financial Statements (Unaudited)	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	50

Item 4.	Controls and Procedures	50

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	50

Item 1A.	Risk Factors	50

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 5.	Other Information	51

Item 6.	Exhibits	52

	SIGNATURES	53

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

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
Distribution Solutions Group, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$61,344	$83,931
Restricted cash	14,423	15,694
Accounts receivable, less allowances of $2,070 and $2,120, respectively	281,142	213,449
Inventories	347,018	315,984
Prepaid expenses and other current assets	63,427	28,272
Assets held for sale	3,358	—
Total current assets	770,712	657,330
Property, plant and equipment, net	128,927	113,811
Rental equipment, net	22,601	24,575
Goodwill	467,320	399,925
Deferred tax asset, net	—	95
Intangible assets, net	279,772	253,834
Cash value of life insurance	19,905	18,493
Right of use operating lease assets	89,806	76,340
Other assets	5,899	5,928
Total assets	$1,784,942	$1,550,331
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$130,659	$98,674
Current portion of long-term debt	42,078	32,551
Current portion of lease liabilities	19,287	13,549
Accrued expenses and other current liabilities	82,083	97,241
Total current liabilities	274,107	242,015
Long-term debt, less current portion, net	704,135	535,881
Lease liabilities	75,898	67,065
Deferred tax liability, net	26,203	18,326
Other liabilities	23,837	25,443
Total liabilities	1,104,180	888,730
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $1 par value:
Authorized - 500,000 shares, issued and outstanding — None	—	—
Common stock, $1 par value:
Authorized - 70,000,000 shares Issued - 47,717,376 and 47,535,618 shares, respectively Outstanding - 46,837,880 and 46,758,359 shares, respectively	46,837	46,758
Capital in excess of par value	676,203	671,154
Retained deficit	(16,114)	(34,707)
Treasury stock – 879,496 and 777,259 shares, respectively	(19,552)	(16,434)
Accumulated other comprehensive income (loss)	(6,612)	(5,170)
Total stockholders’ equity	680,762	661,601
Total liabilities and stockholders’ equity	$1,784,942	$1,550,331

See notes to Condensed Consolidated Financial Statements (Unaudited)

Distribution Solutions Group, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$468,019	$438,909	$1,323,641	$1,165,163
Cost of goods sold	309,171	293,612	869,857	750,972
Gross profit	158,848	145,297	453,784	414,191

Selling, general and administrative expenses	139,901	132,514	417,896	370,911
Operating income (loss)	18,947	12,783	35,888	43,280

Interest expense	(15,160)	(12,895)	(39,780)	(30,057)
Change in fair value of earnout liabilities	(858)	667	(861)	646
Other income (expense), net	(15)	(1,133)	82	(2,869)

Income (loss) before income taxes	2,914	(578)	(4,671)	11,000
Income tax expense (benefit)	(19,007)	990	(23,264)	3,637

Net income (loss)	$21,921	$(1,568)	$18,593	$7,363

Basic income (loss) per share of common stock(1)	$0.47	$(0.03)	$0.40	$0.17

Diluted income (loss) per share of common stock(1)	$0.46	$(0.03)	$0.39	$0.17

Comprehensive income (loss)
Net income (loss)	$21,921	$(1,568)	$18,593	$7,363
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	4,254	(3,579)	(1,442)	128
Other	—	464	—	(121)
Comprehensive income (loss)	$26,175	$(4,683)	$17,151	$7,370
(1)    The accompanying Unaudited Condensed Consolidated Financial Statements and notes thereto have been retroactively adjusted to reflect the two-for-one stock split completed in August 2023. See Note 1 – Nature of Operations and Basis of Presentation for details.

See notes to Condensed Consolidated Financial Statements (Unaudited)

Distribution Solutions Group, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands, except share data)
(Unaudited)

	Common Stock		Capital in Excess of Par Value			Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Outstanding Shares	$1 Par Value		Retained Deficit	Treasury Stock
Balance at January 1, 2024	46,758,359	$46,758	$671,154	$(34,707)	$(16,434)	$(5,170)	$661,601
Net income (loss)	—	—	—	(5,224)	—	—	(5,224)
Foreign currency translation adjustment	—	—	—	—	—	(3,138)	(3,138)
Stock-based compensation	—	—	998	—	—	—	998
Stock-based compensation liability paid in shares	—	—	870	—	—	—	870
Shares issued	62,246	62	(62)	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(14,032)	(14)	14	—	(449)	—	(449)
Balance at March 31, 2024	46,806,573	$46,806	$672,974	$(39,931)	$(16,883)	$(8,308)	$654,658
Net income (loss)	—	—	—	1,896	—	—	1,896
Foreign currency translation adjustment	—	—	—	—	—	(2,558)	(2,558)
Stock-based compensation	—	—	1,080	—	—	—	1,080
Shares issued	38,992	39	(39)	—	—	—	—
Repurchases of common stock	(55,844)	(56)	56	—	(1,683)	—	(1,683)
Tax withholdings related to net share settlements of stock-based compensation awards	(2,561)	(3)	3	—	(89)	—	(89)
Balance at June 30, 2024	46,787,160	$46,786	$674,074	$(38,035)	$(18,655)	$(10,866)	$653,304
Net income (loss)	—	—	—	21,921	—	—	21,921
Foreign currency translation adjustment	—	—	—	—	—	4,254	4,254
Stock-based compensation	—	—	1,100	—	—	—	1,100
Shares issued	80,520	81	999	—	—	—	1,080
Repurchases of common stock	(29,800)	(30)	30	—	(897)	—	(897)
Balance at September 30, 2024	46,837,880	$46,837	$676,203	$(16,114)	$(19,552)	$(6,612)	$680,762

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

See notes to Condensed Consolidated Financial Statements (Unaudited)

Distribution Solutions Group, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net income (loss)	$18,593	$7,363
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	54,211	47,316
Amortization of debt issuance costs	2,093	1,662
Stock-based compensation	4,323	5,441
Compensation expense related to employee share purchases	—	427
Deferred income taxes	(2,814)	—
Change in fair value of earnout liabilities	861	(646)
(Gain) loss on sale of rental equipment	(1,586)	(1,929)
(Gain) loss on sale of property, plant and equipment	190	(86)
Charge for step-up of acquired inventory	1,760	2,866
Net realizable value adjustment and write-offs for obsolete and excess inventory	4,311	8,073
Bad debt expense	537	1,045
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(30,423)	(8,329)
Inventories	(981)	1,566
Prepaid expenses and other current assets	(33,335)	(7,288)
Accounts payable	14,091	10,552
Accrued expenses and other current liabilities	(20,183)	5,587
Other changes in operating assets and liabilities	(912)	433
Net cash provided by (used in) operating activities	10,736	74,053
Investing activities
Purchases of property, plant and equipment	(9,091)	(11,180)
Business acquisitions, net of cash acquired	(194,393)	(252,007)
Purchases of rental equipment	(5,703)	(7,735)
Proceeds from sale of rental equipment	3,795	4,202
Net cash provided by (used in) investing activities	(205,392)	(266,720)
Financing activities
Proceeds from revolving lines of credit	166,777	174,587
Payments on revolving lines of credit	(166,496)	(295,816)
Proceeds from term loans	200,000	305,000
Payments on term loans	(22,688)	(11,250)
Deferred financing costs	(2,064)	(3,419)
Proceeds from rights offering, net of offering costs of $1,531	—	98,469
Repurchase of common stock	(2,580)	—
Shares repurchased held in treasury	(538)	(171)
Proceeds from employees for share purchases	—	3,253
Payment of financing lease principal	(462)	(358)
Payment of earnout	—	(1,000)
Net cash provided by (used in) financing activities	171,949	269,295
Effect of exchange rate changes on cash and cash equivalents	(1,151)	(209)
Increase (decrease) in cash, cash equivalents and restricted cash	(23,858)	76,419
Cash, cash equivalents and restricted cash at beginning of period	99,625	24,740
Cash, cash equivalents and restricted cash at end of period	$75,767	$101,159
Cash and cash equivalents	$61,344	$80,456
Restricted cash	14,423	20,703
Total cash, cash equivalents and restricted cash	$75,767	$101,159
See notes to Condensed Consolidated Financial Statements (Unaudited)

Distribution Solutions Group, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023

Supplemental disclosure of cash flow information
Net cash paid for income taxes	$13,065	$9,370
Net cash paid for interest	$38,337	$26,187
Net cash paid for interest on supply chain financing	$2,121	$1,753

Non-cash activities:
Additions of property, plant and equipment included in accounts payable	$235	$521
Right of use assets obtained in exchange for finance lease liabilities	$390	$396
Right of use assets obtained in exchange for operating lease liabilities	$10,807	$19,879

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

Reportable Segments and Nature of Operations

Change in Reportable Segments

In connection with the Source Atlantic Transaction (as defined below) during the third quarter of 2024, the Company realigned its reportable segments to align with our business strategy and the manner in which our chief operating decision maker ("CODM") assesses performance and strategic execution and makes decisions regarding the allocation of resources.

Prior to the third quarter of 2024, the Company had three reportable segments: Lawson, TestEquity and Gexpro Services. The Company also had an “All Other” category which included unallocated DSG holding company costs that were not directly attributable to the ongoing operating activities of our reportable segments and included the results of the Bolt Supply House (“Bolt”) non-reportable segment. Beginning in the third quarter of 2024, the Company has four reporting segments: Lawson, TestEquity, Gexpro Services and Canada Branch Division. Canada Branch Division includes the results of Bolt and Source Atlantic Limited (which we acquired during the third quarter of 2024 as described below). No changes were made to the Lawson, TestEquity and Gexpro Services reportable segments. The “All Other” category now includes only unallocated DSG holding company costs that are not directly attributable to the ongoing operating activities of our reportable segments.

The segment realignment had no impact on our financial condition or results of operations. Prior period segment results have been recast to reflect our new reportable segments. Additional information regarding DSG’s reportable segments is presented in Note 16 – Segment Information.

Nature of Operations

A summary of the nature of operations for our reportable segments is presented below.

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

Canada Branch Division combines the operations of our Bolt and Source Atlantic Limited subsidiaries, which distribute industrial MRO supplies, safety products, fasteners, and related value-add services to the Canadian MRO market primarily through the sale of products to its walk-up customers through 38 branch locations.

Recent Events

Source Atlantic Acquisition

On August 14, 2024, DSG acquired all of the issued and outstanding capital stock of Source Atlantic Limited (“Source Atlantic” and the “Source Atlantic Transaction”). Source Atlantic, headquartered in Saint John, New Brunswick, Canada, is a wholesale distributor of industrial MRO supplies, safety products, fasteners, and related value-add services for the Canadian MRO market. The total purchase consideration exchanged was $103.1 million, net of cash acquired of $4.4 million. DSG funded the Source Atlantic Transaction with borrowings under its amended and restated credit facility (discussed below). Refer to Note 3 – Business Acquisitions for additional information about Source Atlantic and the Source Atlantic Transaction.

Debt Amendment

On August 14, 2024, the Company entered into the Third Amendment to Amended and Restated Credit Agreement (the “Third Amendment”). The Third Amendment provided for an additional $200 million incremental term loan and a $55 million increase in the senior secured revolving credit facility, and permits the Company to increase the commitments under the agreement from time to time by up to $300 million in the aggregate, subject to, among other things, receipt of additional commitments from existing and/or new lenders and pro forma compliance with certain financial covenants. Refer to Note 9 – Debt for additional information about DSG’s credit agreement.

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all disclosures required by GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with DSG’s audited consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission (“SEC”). All normal recurring adjustments have been made that are necessary to fairly state the results of operations for the interim periods. Operating results for the three and nine-month period ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

Period-end Dates: The Company and its consolidated subsidiaries, except for the subsidiaries in the Gexpro Services segment, operate on a calendar year-end. Gexpro Services operates on a calendar year-end for annual reporting purposes. However, quarterly financial statements for Gexpro Services are prepared on financial close dates that may differ from that of the Company. For the quarter ended September 30, 2024, there was a two day difference in the period end. The consolidated financial statement impact of the two day difference arising from the different period ends for the quarter ended September 30, 2024 was not material. The Company utilizes the exchange rates in effect at Gexpro Services’ reporting date and the appropriate weighted-average rate for its fiscal reporting period.

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
Note 3 – Business Acquisitions

DSG and its operating companies acquired businesses during the first nine months of 2024 and the year ended December 31, 2023. The acquisitions were accounted for under ASC 805, the acquisition method of accounting. For each acquisition, the allocation of consideration exchanged to the assets acquired and liabilities assumed was based on estimated acquisition-date fair values. The final valuations will be completed within the one-year measurement period following the respective acquisition date, and any adjustments will be recorded in the period in which the adjustments are determined.

2024 Acquisitions

Source Atlantic

On August 14, 2024, DSG acquired all of the issued and outstanding capital stock of Source Atlantic for a purchase price of approximately $103.1 million, net of cash acquired of $4.4 million. Source Atlantic, headquartered in Saint John, New Brunswick, Canada, is a wholesale distributor of industrial MRO supplies, safety products, fasteners, and related value-add services for the Canadian MRO market. Source Atlantic has 24 branch locations across Canada with a heavy focus in Eastern Canada. Source Atlantic was acquired to expand DSG’s operating footprint in the Canadian market. The results of operations of Source Atlantic are included in the Canada Branch Division. The acquisition was funded with borrowings under the Company’s Amended Credit Agreement. Refer to Note 9 – Debt for information about the Amended Credit Agreement.

The following table summarizes the preliminary allocation of consideration exchanged to the estimated fair values of assets acquired and liabilities assumed, including the allocation to other intangible assets acquired:

Source Atlantic
(in thousands)	August 14, 2024 Acquisition Date
Accounts receivable	$33,679
Inventory	28,427
Other current assets	1,846
Property, plant and equipment	21,217
Right of use assets	6,780
Other intangible assets:
Customer relationships	11,035
Trade names	10,012
Deferred tax liability, net of deferred tax asset	(10,314)
Accounts payable	(17,857)
Lease liabilities	(6,780)
Accrued expenses and other liabilities	(5,422)
Goodwill	30,518
Total purchase consideration exchanged, net of cash acquired	$103,141
Cash consideration	$98,756
Deferred consideration(1)	4,385
Total purchase consideration exchanged, net of cash acquired	$103,141
(1)    The Company paid $0.0 million of the Source Atlantic deferred consideration during the three and nine months ended September 30, 2024.

Certain estimated values for the Source Atlantic Transaction, including working capital and other liability adjustments, right of use assets, the valuation of intangibles and property, plant and equipment and income taxes are not yet finalized, and the preliminary purchase price allocation is subject to change as the Company completes its analysis of the fair value at the date of acquisition.

The customer relationships and trade names intangible assets have estimated useful lives of 17 years and 8 years, respectively. Goodwill generated from the Source Atlantic Transaction is not deductible for tax purposes and is primarily attributable to the benefits we expect to derive from expected synergies, including expanded product and service offerings and cross-selling opportunities.

S&S Automotive

On May 1, 2024, DSG acquired all of the issued and outstanding capital stock of S&S Automotive Inc. (“S&S Automotive” and the “S&S Automotive Transaction”), with a purchase price of approximately $80.1 million, net of cash acquired of $0.7 million. S&S Automotive is a distributor of automotive, industrial, and safety supplies primarily to the automotive dealership market based near Chicago in Woodridge, Illinois. S&S Automotive was acquired to expand Lawson’s services and products to the automotive end market. Accordingly, the results of operations of S&S Automotive are included within the Lawson reportable segment. The acquisition was funded using DSG’s cash on hand and its revolving credit facility.

The following table summarizes the preliminary allocation of consideration exchanged to the estimated fair values of assets acquired and liabilities assumed, including the allocation to other intangible assets acquired:

	S&S Automotive
(in thousands)	May 1, 2024 Acquisition Date	Measurement Period Adjustments	Adjusted Total
Accounts receivable	$4,100	$—	$4,100
Inventory	7,100	(203)	6,897
Other current assets	306	—	306
Property, plant and equipment	2,351	(117)	2,234
Right of use assets	7,581	—	7,581
Other intangible assets:
Customer relationships	30,200	(6,700)	23,500
Trade names	12,200	(300)	11,900
Other assets	35	2	37
Accounts payable	(1,120)	—	(1,120)
Lease liabilities	(7,604)	—	(7,604)
Accrued expenses and other liabilities	(1,989)	—	(1,989)
Goodwill	26,892	7,318	34,210
Total purchase consideration exchanged, net of cash acquired	$80,052	$—	$80,052
Cash consideration	$78,659	$—	$78,659
Deferred consideration(1)	1,393	—	1,393
Total purchase consideration exchanged, net of cash acquired	$80,052	$—	$80,052
(1)    The Company paid $0.7 million of the S&S Automotive deferred consideration during the three and nine months ended September 30, 2024.

Certain estimated values for the S&S Automotive Transaction, including working capital and other liability adjustments, right of use assets, the valuation of intangibles and property, plant and equipment and income taxes are not yet finalized, and the preliminary purchase price allocation is subject to change as the Company completes its analysis of the fair value at the date of acquisition. Following the initial fair value measurement, the Company updated the purchase price allocation for S&S Automotive primarily related to the ongoing review of the opening balance sheet and revised certain assumptions used in estimating the fair value. The adjustments resulted in a $7.0 million decrease to customer relationships and trade names and a $7.3 million increase to goodwill.

The customer relationships and trade names intangible assets have estimated useful lives of 17 years and 8 years, respectively. As a result of the S&S Automotive Transaction, the Company recorded tax deductible goodwill of $34.2 million in 2024 that may result in a tax benefit in future periods and is primarily attributable to the benefits we expect to derive from expected synergies, including expanded product and service offerings and cross-selling opportunities.

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

The following table summarizes the preliminary allocation of consideration exchanged to the estimated fair values of assets acquired and liabilities assumed, including the allocation to other intangible assets acquired:

	Emergent Safety Supply
(in thousands)	January 19, 2024 Acquisition Date	Measurement Period Adjustments	Adjusted Total
Accounts receivable	$1,363	$—	$1,363
Inventory	1,399	—	1,399
Other current assets	10	—	10
Property, plant and equipment	228	—	228
Right of use assets	550	—	550
Other intangible assets:
Customer relationships	2,700	100	2,800
Trade names	1,400	—	1,400
Other assets	11	—	11
Accounts payable	(205)	—	(205)
Lease liabilities	(550)	—	(550)
Accrued expenses and other liabilities	(25)	—	(25)
Goodwill	2,973	(100)	2,873
Total purchase consideration exchanged, net of cash acquired	$9,854	$—	$9,854
Cash consideration	$8,904	$—	$8,904
Deferred consideration(1)	950	—	950
Total purchase consideration exchanged, net of cash acquired	$9,854	$—	$9,854
(1)    The Company paid $0.2 million of the ESS deferred consideration during the three and nine months ended September 30, 2024.

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

The customer relationships and trade names intangible assets have estimated useful lives of 16 years and 8 years, respectively. As a result of the ESS Transaction, the Company recorded tax deductible goodwill of $2.9 million in 2024 that may result in a tax benefit in future periods and is primarily attributable to the benefits we expect to derive from expected synergies, including expanded product and service offerings and cross-selling opportunities.

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

The total purchase consideration exchanged for the Hisco Transaction was $267.2 million, net of cash acquired of $12.2 million, with a potential additional earn-out payment subject to Hisco achieving certain performance targets. Refer to Note 8 – Earnout Liabilities for additional information on the earn-out. Under the Purchase Agreement, DSG became obligated to pay $37.5 million in cash or DSG common stock in retention bonuses to certain Hisco employees that remain employed with Hisco or its affiliates for at least twelve months after the closing of the Hisco Transaction. Pursuant to the Purchase Agreement, the Company paid $1.8 million of the retention bonuses in 2023 and $34.6 million of the retention bonuses in the first nine months of 2024. The remaining balance of $1.1 million will be paid in 2025. Compensation expense is recorded over the service period for the retention bonuses as a component of Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Compensation expense inclusive of payroll taxes was $0.2 million and $16.2 million for the three and nine months ended September 30, 2024, respectively, and $10.1 million and $12.4 million for the three and nine months ended September 30, 2023, respectively.

DSG funded the Hisco Transaction with borrowings under its Amended Credit Agreement and proceeds raised from the Rights Offering. Refer to Note 9 – Debt for information about the Amended Credit Agreement and Note 11 – Stockholders’ Equity for details on the Rights Offering.

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

(2)    The Company paid $7.2 million of the Hisco deferred consideration during the first half of 2024 and $7.8 million during 2023. As of June 30, 2024 and September 30, 2024, there is no deferred consideration remaining.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Revenue	$492,144	$497,808	$1,457,666	$1,527,432
Net income	$21,465	$(3,040)	$17,734	$9,438

Actual Results of Business Acquisitions

The following table presents actual results attributable to our acquisitions that were included in the unaudited condensed consolidated financial statements for the third quarter and first nine months of 2024 and 2023. The results for these acquisitions are only included subsequent to their respective acquisition dates provided above.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Revenue	$38,137	$104,796	$50,537	$132,797
Net income	$3,916	$(7,388)	$3,505	$(8,253)

The Company incurred transaction and integration costs (credits) related to completed and contemplated acquisitions of $2.9 million and $8.5 million for the three and nine months ended September 30, 2024, respectively, and $(0.1) million and $9.1 million for the three and nine months ended September 30, 2023, respectively, which are included in Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Note 4 – Revenue Recognition

Disaggregation of Revenue

The Company’s revenue is primarily comprised of product sales to customers. The Company has disaggregated revenue by geographic area and by segment as it most reasonably depicts the amount, timing and uncertainty of revenue and cash flows generated from our contracts with customers. Disaggregated consolidated revenue by geographic area (based on the location to which the product is shipped to):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
United States	$357,164	$344,920	$1,041,059	$936,289
Canada	55,912	35,727	116,278	108,380
Europe	13,853	20,805	44,700	55,261
Pacific Rim	4,958	2,477	13,447	5,468
Latin America	33,560	31,971	100,740	52,839
Other	2,987	3,009	8,895	6,926
Intersegment revenue elimination	(415)	—	(1,478)	—
Total revenue	$468,019	$438,909	$1,323,641	$1,165,163

See Note 16 – Segment Information for disaggregation of revenue by segment.

Rental Revenue

TestEquity rents new and used electronic test and measurement equipment to customers in multiple industries. Lawson leases parts washer machines to customers. This leased equipment is included in Rental equipment, net in the Unaudited Condensed Consolidated Balance Sheets, and rental revenue is included in Revenue in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The unearned rental revenue related to customer prepayments on equipment leases was nominal at September 30, 2024 and December 31, 2023.

Rental revenue from operating leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Revenue from operating leases	$4,115	$4,323	$12,525	$12,831

Note 5 – Supplemental Financial Statement Information

Restricted Cash

The Company has agreed to maintain restricted cash of $14.4 million under agreements with outside parties. During 2024, escrow accounts of $6.7 million were established in conjunction with certain business acquisitions, to be released upon meeting certain working capital and other post-closing requirements as of the one-year post-acquisition dates with a balance of $5.9 million at September 30, 2024. The Company is restricted from withdrawing this balance without the prior consent of the sellers. The remaining restricted cash balance of $8.5 million represents collateral for certain borrowings under the Amended Credit Agreement, and the Company is restricted from withdrawing this balance without the prior consent of the respective lenders.

Assets Held for Sale

As of September 30, 2024, the Company had $3.4 million of Assets held for sale within the Condensed Consolidated Balance Sheets for a property committed for sale. This balance represents the carrying value of the property. No gain or loss has been recognized as the carrying amount was less than the anticipated fair value expected to be received upon sale. The sale is expected to be completed within the next twelve months.

Property, Plant and Equipment, net

Components of property, plant and equipment, net were as follows:

(in thousands)	September 30, 2024	December 31, 2023
Land	$16,656	$16,916
Buildings and improvements	64,978	50,376
Machinery and equipment	55,159	48,844
Capitalized software	12,236	9,148
Furniture and fixtures	13,269	11,022
Vehicles	5,891	1,738
Construction in progress(1)	4,413	6,025
Total	172,602	144,069
Accumulated depreciation and amortization	(43,675)	(30,258)
Property, plant and equipment, net	$128,927	$113,811
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

Depreciation expense for property, plant and equipment and amortization expense for capitalized software, which are included in Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Depreciation expense for property, plant and equipment	$4,125	$3,490	$11,625	$9,540
Amortization expense for capitalized software	$834	$473	$2,503	$1,975

Rental Equipment, net

Rental equipment, net consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Rental equipment	$47,109	$52,387
Accumulated depreciation	(24,508)	(27,812)
Rental equipment, net	$22,601	$24,575

Depreciation expense for rental equipment, which is included in Cost of goods sold in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Depreciation expense for rental equipment	$1,693	$1,739	$5,159	$5,936

Refer to Note 4 – Revenue Recognition for a discussion on the Company’s activities as lessor

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Accrued compensation	$23,829	$25,371
Accrued and withheld taxes, other than income taxes	10,805	8,661
Deferred acquisition payments and accrued earnout liabilities	6,828	7,513
Accrued customer rebates	5,687	5,473
Deferred revenue	4,391	810
Accrued severance and acquisition related retention bonus	4,390	21,128
Accrued stock-based compensation	2,530	5,573
Accrued interest	2,283	3,301
Accrued health benefits	2,270	1,728
Accrued income taxes	1,754	1,994
Other	17,316	15,689
Total accrued expenses and other current liabilities	$82,083	$97,241

Other Liabilities

Other liabilities consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Security bonus plan	$7,564	$8,666
Deferred compensation	11,848	11,041
Other	4,425	5,736
Total other liabilities	$23,837	$25,443
Note 6 – Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by segment were as follows:

(in thousands)	Lawson	TestEquity	Gexpro Services	Canada Branch Division	Total
Balance at December 31, 2023	$155,915	$164,990	$55,743	$23,277	$399,925
Acquisitions(1)	37,083	(110)	—	30,518	67,491
Impact of foreign exchange rates	(141)	—	172	(127)	(96)
Balance at September 30, 2024	$192,857	$164,880	$55,915	$53,668	$467,320
(1)    Refer to Note 3 – Business Acquisitions for information related to measurement period adjustments.

Intangible Assets

The gross carrying amount and accumulated amortization for definite-lived intangible assets were as follows:

	September 30, 2024			December 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$141,323	$(41,435)	$99,888	$117,881	$(30,093)	$87,788
Customer relationships	270,933	(93,577)	177,356	233,513	(71,215)	162,298
Other (1)	8,296	(5,768)	2,528	8,011	(4,263)	3,748
Total	$420,552	$(140,780)	$279,772	$359,405	$(105,571)	$253,834
(1)    Other primarily consists of non-compete agreements.

Amortization expense for definite-lived intangible assets is included in Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Amortization expense for intangible assets	$11,972	$11,308	$34,924	$29,865

The estimated aggregate amortization expense for the remaining year 2024 and each of the next four years and thereafter are as follows:

(in thousands)	Amortization
Remaining 2024	$12,280
2025	45,770
2026	42,902
2027	37,971
2028	33,770
Thereafter	107,079
Total	$279,772

Note 7 – Leases

The Company leases property used for warehousing, distribution centers, office space, branch locations, equipment and vehicles. The components of lease cost were as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Lease Type	Classification	2024	2023	2024	2023
Operating lease expense(1)	Operating expenses	$5,528	$5,850	$17,344	$14,980
Financing lease amortization	Operating expenses	171	133	436	393
Financing lease interest	Interest expense	29	23	78	65
Financing lease expense		200	156	514	458
Sublease income(2)		(160)	—	(266)	—
Net lease cost		$5,568	$6,006	$17,592	$15,438
(1)    Includes short-term lease expense, which is immaterial.
(2)    The Company subleases one of its leased properties with a remaining lease term of approximately 2 years that terminates on June 30, 2026. Sublease income is recognized on a straight-line basis over the sublease agreement and is recorded as an offset to operating lease expense.

The value of net assets and liabilities related to our operating and finance leases as of September 30, 2024 and December 31, 2023 was as follows (in thousands):

Lease Type	September 30, 2024	December 31, 2023
Total right of use operating lease assets	$89,806	$76,340
Total right of use financing lease assets	1,419	1,560
Total lease assets	$91,225	$77,900

Total current operating lease obligation	$18,793	$13,010
Total current financing lease obligation	494	539
Total current lease obligation	$19,287	$13,549

Total long-term operating lease obligation	$75,093	$66,234
Total long-term financing lease obligation	805	831
Total long-term lease obligation	$75,898	$67,065

The value of lease liabilities related to our operating and finance leases and sublease income as of September 30, 2024 was as follows (in thousands):

Maturity Date of Lease Liabilities	Operating Leases	Financing Leases	Total	Sublease Income
Remaining 2024	$6,445	$160	$6,605	$157
2025	24,427	533	24,960	640
2026	20,298	435	20,733	326
2027	17,345	203	17,548	—
2028	14,688	96	14,784	—
Thereafter	36,912	15	36,927	—
Total lease payments	120,115	1,442	121,557	1,123
Less: Interest	(26,229)	(143)	(26,372)	—
Present value of lease liabilities	$93,886	$1,299	$95,185	$1,123

The weighted average lease terms and interest rates of leases held as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024		December 31, 2023
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term	5.8 years	3.5 years	6.6 years	2.8 years
Weighted average interest rate	7.7%	7.5%	7.8%	7.1%

The cash outflows of leasing activity for the nine months ended September 30, 2024 and 2023 were as follows (in thousands):

		Nine Months Ended September 30,
Cash Flow Source	Classification	2024	2023
Operating cash flows from operating leases	Operating activities	$(15,516)	$(9,083)
Operating cash flows from financing leases	Operating activities	(77)	(186)
Financing cash flows from financing leases	Financing activities	(462)	(358)

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

Frontier Acquisition

On March 31, 2022, Gexpro Services acquired Frontier Technologies Brewton, LLC and Frontier Engineering and Manufacturing Technologies, Inc. ("Frontier"). The consideration for the Frontier acquisition includes a potential earn-out payment of up to $3.0 million based upon the achievement of certain milestones and relative thresholds during the earn-out measurement period, which ends on December 31, 2024, with payments made annually beginning in 2023 and ending in 2025. During the first quarter of 2023, a $1.0 million earn-out payment was made based on the achievement of certain milestones in 2022. The fair value of the contingent consideration arrangement was classified as a Level 3 instrument and was determined using a probability-based scenario analysis approach. As of March 31, 2022 (the Frontier acquisition date), December 31, 2023 and September 30, 2024, the fair value of the earn-out was $0.9 million, $0.0 million and $0.9 million, respectively, with amounts recorded in Accrued expenses and other current liabilities in the Unaudited Condensed Consolidated Balance Sheets.

Note 9 – Debt

The Company’s outstanding long-term debt was comprised of the following:

(in thousands)	September 30, 2024	December 31, 2023
Senior secured revolving credit facility	$778	$—
Senior secured term loan	218,750	228,125
Senior secured delayed draw term loan	45,000	46,875
Incremental term loans	485,938	297,375
Other revolving line of credit	1,827	2,301
Total debt	752,293	574,676
Less: current portion of long-term debt	(42,078)	(32,551)
Less: deferred financing costs	(6,080)	(6,244)
Total long-term debt	$704,135	$535,881

On August 14, 2024, the Company entered into the Third Amendment to Amended and Restated Credit Agreement (the “Third Amendment”), which amended the previous credit agreement dated as of April 1, 2022 (as amended by the First Amendment dated June 8, 2023, the Second Amendment dated June 13, 2024 and the Third Amendment, the “Amended Credit Agreement”), by and among the Company, certain subsidiaries of the Company as borrowers or guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The Third Amendment provided for an additional $200 million incremental term loan and an increase in the senior secured revolving credit facility from $200 million to $255 million.

As amended, the Amended Credit Agreement provides for (i) a $255 million senior secured revolving credit facility, with a $25 million letter of credit sub-facility and a $10 million swingline loan sub-facility, (ii) a $250 million senior secured initial term loan facility, (iii) $505 million of incremental term loans, (iv) a $50 million senior secured delayed draw term loan facility and (v) the Company to increase the commitments thereunder from time to time by up to $300 million in the aggregate, subject to, among other things, the receipt of additional commitments from existing and/or new lenders and pro forma compliance with the certain financial covenants.

The additional borrowings under the Third Amendment were used, among other things, to pay the purchase price, fees and other expenses incurred in connection with the acquisition of Source Atlantic. Refer to Note 3 – Business Acquisitions for further details about the acquisition of Source Atlantic.

Each of the loans under the Amended Credit Agreement mature on April 1, 2027. The Company is required to repay principal of approximately $10.1 million each quarter. Future maturities of long-term debt are $40.3 million per year payable in equal quarterly installments in 2024, 2025 and 2026, with the remaining balance of $659.1 million due in 2027 upon maturity.

Net of outstanding letters of credit, there was $252.2 million of borrowing availability under the revolving credit facility as of September 30, 2024.

The Second Amendment dated June 13, 2024 replaced a specified benchmark interest rate for certain loans under the Amended Credit Agreement, whereby effective June 28, 2024, the CDOR Rate was replaced with the CORRA Rate (each as defined in the Amended Credit Agreement). The additional margin range did not change. As amended, loans under the Amended Credit Agreement bear interest, at the Company’s option, at a rate equal to (i) the Alternate Base Rate or the Canadian Prime Rate (each as defined in the Amended Credit Agreement), plus, in each case, an additional margin ranging from 0.0% to 1.75% per annum, depending on the total net leverage ratio of the Company and its restricted subsidiaries as of the most recent determination date under the Amended Credit Agreement or (ii) the Adjusted Term SOFR Rate (as defined in the Amended Credit Agreement) or the CORRA Rate, plus, in each case, an additional margin ranging from 1.0% to 2.75% per annum, depending on the total net leverage ratio of the Company and its restricted subsidiaries as of the most recent determination date under the Amended Credit Agreement.

During the third quarter of 2024, the Company incurred deferred financing costs of $1.8 million associated with the Third Amendment. Deferred financing costs of $3.4 million were incurred during 2023 in connection with the First Amendment dated June 8, 2023, and deferred financing costs of $4.0 million were incurred during 2022 in connection with the previous credit agreement. Deferred financing costs are amortized over the life of the debt instrument and reported as a component of Interest expense in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Amortization of deferred financing costs was $0.8 million and $2.1 million for the three and nine months September 30, 2024, respectively, and $0.7 million and $1.7 million for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024, total deferred financing costs net of accumulated amortization were $8.3 million of which $6.1 million are included in Long-term debt, less current portion, net (related to the senior secured term loan, senior secured delayed draw term loan and incremental term loans) and $2.2 million are included in Other assets (related to the senior secured revolving credit facility) in the Unaudited Condensed Consolidated Balance Sheets.

Subject to certain exceptions as set forth in the Amended Credit Agreement, the obligations of the Company and its U.S. subsidiaries under the Amended Credit Agreement are guaranteed by the Company and certain of the Company’s U.S. subsidiaries and the obligations of each of the Company’s Canadian subsidiaries under the Amended Credit Agreement are guaranteed by the Company and certain of its U.S. and Canadian subsidiaries.

Subject to certain exceptions as set forth in the Amended Credit Agreement, the obligations under the Amended Credit Agreement are secured by a first priority security interest in and lien on substantially all assets of the Company, each other borrower and each guarantor.

The Amended Credit Agreement contains various covenants, including financial maintenance covenants requiring the Company to maintain compliance with a consolidated minimum interest coverage ratio and a maximum total net leverage ratio, each determined in accordance with the terms of the Amended Credit Agreement. The Amended Credit Agreement contains various events of default (subject to exceptions, thresholds and grace periods as set forth in the Amended Credit Agreement). Under certain circumstances, a default interest rate will apply on all obligations at a rate equal to 2.0% per annum above the applicable interest rate. The Company was in compliance with all financial covenants as of September 30, 2024.

Note 10 – Stock-Based Compensation

The Company recorded stock-based compensation expense of $2.4 million and $4.3 million for the three and nine months ended September 30, 2024, respectively, and expense of $1.0 million and $5.4 million for the three and nine months ended September 30, 2023, respectively, in Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). A portion of the Company’s stock-based awards are liability-classified. Accordingly, changes in the market value of DSG common stock may result in stock-based compensation expense or benefit in certain periods. A stock-based compensation liability of $2.5 million as of September 30, 2024 and $5.6 million as of

December 31, 2023 was included in Accrued expenses and other current liabilities in the Unaudited Condensed Consolidated Balance Sheets.

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

Note 11 – Stockholders’ Equity

Rights Offering

The Company completed a subscription rights offering on May 30, 2023 (the “Rights Offering”) that raised gross proceeds of approximately $100.0 million and resulted in the issuance of 4,444,444 shares of DSG common stock at a purchase price of $22.50 per share. Net proceeds were approximately $98.5 million after transaction costs of $1.5 million related to the issuance of DSG common stock for the Rights Offering, which were recorded against Capital in excess of par value in the Unaudited Condensed Consolidated Balance Sheets. DSG used the proceeds from the Rights Offering, in combination with borrowings under the Amended Credit Agreement, to fund the Hisco Transaction.

Stock Repurchase Program

Under an existing stock repurchase program authorized by the Board of Directors, the Company may repurchase its common stock from time to time in open market transactions, privately negotiated transactions or by other methods. During the first nine months of 2024, the Company repurchased 85,644 shares of DSG common stock under the repurchase program at an average cost of $30.13 per share for a total cost of $2.6 million. No shares were repurchased during the first nine months of 2023. The remaining availability for stock repurchases under the program was $26.4 million at September 30, 2024.

Note 12 – Earnings Per Share

As a result of the Stock Split discussed in Note 1 – Nature of Operations and Basis of Presentation, all historical per share data, number of shares and numbers of equity awards were retroactively adjusted. The following table provides the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2024	2023	2024	2023

Basic income per share:
Net income (loss)	$21,921	$(1,568)	$18,593	$7,363
Basic weighted average shares outstanding	46,799,672	46,737,443	46,798,598	44,216,541
Basic income (loss) per share of common stock	$0.47	$(0.03)	$0.40	$0.17

Diluted income per share:
Net income (loss)	$21,921	$(1,568)	$18,593	$7,363
Basic weighted average shares outstanding	46,799,672	46,737,443	46,798,598	44,216,541
Effect of dilutive securities	760,806	—	805,210	380,878
Diluted weighted average shares outstanding	47,560,478	46,737,443	47,603,808	44,597,419
Diluted income (loss) per share of common stock	$0.46	$(0.03)	$0.39	$0.17
Anti-dilutive securities excluded from the calculation of diluted income per share	—	448,910	—	—

Note 13 – Income Taxes

The Company recorded an income tax benefit of $19.0 million, a (652.3)% effective tax rate for the three months ended September 30, 2024. Income tax expense of $1.0 million, a (171.3)% effective tax rate was recorded for the three months ended September 30, 2023. The effective tax rate for the three months ended September 30, 2024 differs from the U.S. statutory rate primarily due to foreign income and a change in valuation allowances related to interest expense limitation deferred tax assets. The effective tax rate for the three months ended September 30, 2023 differs from the U.S. statutory rate primarily due to adjustments to uncertain tax positions, a book loss for the quarter, and other permanent items.

The Company recorded an income tax benefit of $23.3 million, a 498.1% effective tax rate for the nine months ended September 30, 2024. Income tax expense of $3.6 million, a 33.1% effective tax rate was recorded for the nine months ended September 30, 2023. The effective tax rate for the nine months ended September 30, 2024 differs from the U.S. statutory rate primarily due to foreign income and a change in the valuation allowance related to interest expense limitation deferred tax assets. The effective tax rate for the nine months ended September 30, 2023 differs from the U.S. statutory rate primarily due to state taxes, foreign operations, and other permanent items, offset by the release of a reserve for an uncertain tax benefit during the quarter.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of multiple state and foreign jurisdictions. As of September 30, 2024, the Company is subject to U.S. federal income tax examinations for the years 2020 through 2022 and income tax examinations from various other jurisdictions for the years 2017 through 2023.

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

A remediation plan was approved by ADEM in 2018. The plan consists of chemical injections throughout the affected area, as well as subsequent monitoring of the area. The injection process was completed in the first quarter of 2019 and the environmental consulting firm is monitoring the affected area. At September 30, 2024 the Company had approximately $0.1 million accrued for potential monitoring costs included in Accrued expenses and other current liabilities in the Unaudited

Condensed Consolidated Balance Sheets. The costs for future monitoring are not significant and have been fully accrued. The Company does not expect to capitalize any amounts related to the remediation plan.

Note 15 – Related Party Transactions

Consulting Services

Individuals employed by LKCM Headwater Operations, LLC, a related party of LKCM, have provided the Company with certain consulting services for interim executive management in addition to assisting in identifying cost savings, revenue enhancements and operational synergies of the combined companies. Expense of $0.4 million and $1.1 million for the three and nine months ended September 30, 2024, respectively, and $0.3 million and $0.4 million for the three and nine months ended September 30, 2023, respectively, was recorded within Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), reflecting expenses incurred for these consulting services.

Significant Shareholder

LKCM, entities affiliated with LKCM and J. Bryan King (President and Chief Executive Officer of DSG and Chairman of the DSG Board of Directors), including private investment partnerships for which LKCM serves as investment manager, beneficially owned in the aggregate approximately 36,357,588 shares of DSG common stock as of September 30, 2024 representing approximately 77.6% of the outstanding shares of DSG common stock as of September 30, 2024.

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

Note 16 – Segment Information

As a result of the Source Atlantic acquisition in the third quarter of 2024, discussed in Note 3 – Business Acquisitions, the Company realigned its reportable segments to align with its business strategy and the manner in which the CODM assesses performance and strategic execution and makes decisions regarding the allocation of resources.

Beginning in the third quarter of 2024, the Company has four reporting segments: Lawson, TestEquity, Gexpro Services and Canada Branch Division. Canada Branch Division includes the results of the Bolt and Source Atlantic subsidiaries. No changes were made to the Lawson, TestEquity and Gexpro Services reportable segments. For additional details about our segment realignment in the third quarter of 2024, see Note 1 – Nature of Operations and Basis of Presentation.

The segment realignment had no impact on our financial condition or results of operations. Prior period segment results have been recast to reflect our new reportable segments. A description of our reportable segments is as follows:

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

Canada Branch Division combines the operations of our Bolt and Source Atlantic subsidiaries, which distribute industrial MRO supplies, safety products, fasteners, and related value-add services to the Canadian MRO market primarily through the sale of products to its walk-up customers through 38 branch locations across Canada.

The Company also has an “All Other” category which includes unallocated DSG holding company costs that are not directly attributable to the ongoing operating activities of our reportable segments. There is no revenue associated with the All Other category.

Financial information for the Company’s segments and reconciliations of that information to the unaudited condensed consolidated financial statements is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Revenue
Lawson	$117,957	$114,477	$357,261	$358,903
TestEquity	195,244	207,657	579,874	451,082
Gexpro Services	116,141	103,232	321,926	312,523
Canada Branch Division	39,092	13,543	66,058	42,655
Intersegment revenue elimination	(415)	—	(1,478)	—
Total revenue	$468,019	$438,909	$1,323,641	$1,165,163

Operating income (loss)
Lawson	$726	$10,643	$10,962	$27,358
TestEquity	4,329	(5,027)	(1,062)	(8,183)
Gexpro Services	11,543	7,332	25,096	23,484
Canada Branch Division	2,523	1,468	4,846	4,545
All Other	(174)	(1,633)	(3,954)	(3,924)
Total operating income (loss)	$18,947	$12,783	$35,888	$43,280

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

(in thousands)	Lawson	TestEquity	Gexpro Services	Canada Branch Division	Elimination	Total
Three Months Ended September 30, 2024
Revenue from external customers	$117,953	$195,210	$115,764	$39,092	$—	$468,019
Intersegment revenue	4	34	377	—	(415)	—
Revenue	$117,957	$195,244	$116,141	$39,092	$(415)	$468,019
Three Months Ended September 30, 2023
Revenue from external customers	$114,477	$207,657	$103,232	$13,543	$—	$438,909
Intersegment revenue	—	—	—	—	—	—
Revenue	$114,477	$207,657	$103,232	$13,543	$—	$438,909

Nine Months Ended September 30, 2024
Revenue from external customers	$357,204	$579,721	$320,658	$66,058	$—	$1,323,641
Intersegment revenue	57	153	1,268	—	(1,478)	—
Revenue	$357,261	$579,874	$321,926	$66,058	$(1,478)	$1,323,641
Nine Months Ended September 30, 2023
Revenue from external customers	$358,903	$451,082	$312,523	$42,655		$1,165,163
Intersegment revenue	—	—	—	—	—	—
Revenue	$358,903	$451,082	$312,523	$42,655	$—	$1,165,163

Total assets by segment were as follows:

(in thousands)	September 30, 2024	December 31, 2023
Total assets by segment
Lawson	$554,384	$467,195
TestEquity	651,667	638,950
Gexpro Services	333,591	329,799
Canada Branch Division	193,283	71,446
All Other	52,017	42,941
Total	$1,784,942	$1,550,331

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

We manage and report our operating results through four reportable segments: Lawson, TestEquity, Gexpro Services and Canada Branch Division. In connection with the Source Atlantic Limited acquisition (as described below) during the third quarter of 2024, the Company realigned its reportable segments. Prior period segment results have been recast to reflect our new reportable segments. A summary of our reportable segments is presented below. For additional details about our segments and the segment realignment in the third quarter of 2024, see Note 1 – Nature of Operations and Basis of Presentation and Note 16 – Segment Information, within Item 1. Financial Statements.

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

Canada Branch Division combines the operations of our Bolt Supply House (“Bolt”) and Source Atlantic Limited subsidiaries, which distribute industrial MRO supplies, safety products, fasteners, and related value-add services to the Canadian MRO market primarily through the sale of products to its walk-up customers through 38 branch locations.

In addition to these four reportable segments, we have an “All Other” category which includes unallocated DSG holding company costs that are not directly attributable to the ongoing operating activities of our reportable segments.

Recent Events

Business Acquisitions

On August 14, 2024, DSG completed the acquisition of Source Atlantic Limited (“Source Atlantic” and the “Source Atlantic Transaction”). Source Atlantic, headquartered in Saint John, New Brunswick, Canada, is a wholesale distributor of industrial MRO supplies, safety products, fasteners, and related value-add services for the Canadian MRO market. Source Atlantic was acquired to expand DSG’s operating footprint in the Canadian market.

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

The results of operations of Source Atlantic have been included in the Canada Branch Division reportable segment subsequent to its acquisition date. The results of operations of S&S Automotive and ESS have been included in the Lawson reportable segment subsequent to their acquisition dates. Refer to Note 3 – Business Acquisitions for additional information about these acquisitions.

Debt Amendment

On August 14, 2024, the Company entered into the Third Amendment to Amended and Restated Credit Agreement (the “Third Amendment”). The Third Amendment provided for an additional $200 million incremental term loan and a $55 million increase in the senior secured revolving credit facility to $255 million, and permits the Company to increase the commitments under the agreement from time to time by up to $300 million in the aggregate, subject to, among other things, receipt of additional commitments from existing and/or new lenders and pro forma compliance with certain financial covenants. Refer to Note 9 – Debt for additional information about DSG’s credit agreement.

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

Sales Drivers

DSG believes that the Purchasing Managers Index (“PMI”) published by the Institute for Supply Management is an indicative measure of the relative strength of the economic environment of the industry in which it operates. The PMI is a composite index of economic activity in the U.S. manufacturing sector. A measure of the PMI index above 50 is generally viewed as indicating an expansion of the manufacturing sector while a measure below 50 is generally viewed as representing a contraction. The average monthly PMI was 48.3 in the nine months ended September 30, 2024 compared to 47.2 in the nine months ended September 30, 2023.

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

Canada Branch Division Sales Drivers

Canada Branch Division combines the operations of our Bolt and Source Atlantic Limited subsidiaries, which distribute industrial MRO supplies, safety products, fasteners, and related value-add services to the Canadian MRO market primarily through the sale of products to its walk-up customers through 38 branch locations. Source Atlantic was acquired to expand DSG’s operating footprint in the Canadian market.

Supply Chain Disruptions

We continue to be affected by rising supplier costs caused by inflation and increased transportation and labor costs. We have instituted various price increases during 2023 and 2024 where possible in response to rising supplier costs, as well as increased transportation and labor costs in order to manage our gross profit margins.

Cyber Incident Litigation

On February 10, 2022, DSG disclosed that Lawson Products’ computer network was the subject of a cyber incident potentially involving unauthorized access to certain confidential information (the “Cyber Incident”). DSG engaged a cybersecurity forensics firm to assist in the investigation of the incident and to assist in securing its computer network.

Because of the nature of the information that may have been compromised, DSG was required to notify the parties whose information was potentially compromised of the incident as well as various governmental agencies and has taken other actions, such as offering credit monitoring services. On April 4, 2023, a putative class action lawsuit was filed against DSG related to the Cyber Incident (the “Cyber Incident Suit”). For more information about the Cyber Incident Suit, refer to Note 14 – Commitments and Contingencies within Item 1. Financial Statements. At September 30, 2024, DSG had not incurred material costs as a result of the Cyber Incident.

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

The following tables provide a reconciliation of Net income (loss) to Adjusted EBITDA on a consolidated basis and Operating income (loss) to Adjusted EBITDA by segment for the three and nine months ended September 30, 2024 and 2023. A reconciliation of Net income (loss) to Adjusted EBITDA by segment is not provided because management does not determine or review net income at the segment level and does not allocate non-operating costs and expenses to its segments, such as income taxes, interest expense, and various other non-operating income and expense. See Note 16 – Segment Information within Item 1. Financial Statements for additional information about our reportable segments.

Reconciliation of Net Income (Loss) to Non-GAAP Adjusted EBITDA (Unaudited)

	Three Months Ended September 30, 2024
(in thousands)	Lawson	TestEquity	Gexpro Services	Canada Branch Division	All Other	Consolidated
Net income (loss)						$21,921
Income tax expense (benefit)						(19,007)
Other income (expense), net						15
Change in fair value of earnout liabilities						858
Interest expense						15,160
Operating income (loss)	$726	$4,329	$11,543	$2,523	$(174)	$18,947
Depreciation and amortization	6,533	7,460	3,840	791	—	18,624
Stock-based compensation(1)	2,209	65	—	—	158	2,432
Severance and acquisition related retention expenses(2)	2,269	1,275	13	11	—	3,568
Acquisition related costs(3)	2,967	875	462	—	(1,403)	2,901
Inventory step-up(4)	432	—	—	694	—	1,126
Other non-recurring(5)	337	380	538	—	257	1,512
Adjusted EBITDA	$15,473	$14,384	$16,396	$4,019	$(1,162)	$49,110

	Three Months Ended September 30, 2023
(in thousands)	Lawson	TestEquity	Gexpro Services	Canada Branch Division	All Other	Consolidated
Net income (loss)						$(1,568)
Income tax expense (benefit)						990
Other income (expense), net						1,133
Change in fair value of earnout liabilities						(667)
Interest expense						12,895
Operating income (loss)	$10,643	$(5,027)	$7,332	$1,468	$(1,633)	$12,783
Depreciation and amortization	4,069	8,322	4,069	550	—	17,010
Stock-based compensation(1)	1,049	—	—	—	—	1,049
Severance and acquisition related retention expenses(2)	73	10,388	16	1	—	10,478
Acquisition related costs(3)	995	(1,535)	135	—	311	(94)
Inventory step-up(4)	—	2,150	—	—	—	2,150
Other non-recurring(5)	(108)	—	—	(9)	444	327
Adjusted EBITDA	$16,721	$14,298	$11,552	$2,010	$(878)	$43,703

	Nine Months Ended September 30, 2024
(in thousands)	Lawson	TestEquity	Gexpro Services	Canada Branch Division	All Other	Consolidated
Net income (loss)						$18,593
Income tax expense (benefit)						(23,264)
Other income (expense), net						(82)
Change in fair value of earnout liabilities						861
Interest expense						39,780
Operating income (loss)	$10,962	$(1,062)	$25,096	$4,846	$(3,954)	$35,888
Depreciation and amortization	18,131	22,751	11,505	1,824	—	54,211
Stock-based compensation(1)	3,588	225	—	—	510	4,323
Severance and acquisition related retention expenses(2)	4,664	17,611	277	45	—	22,597
Acquisition related costs(3)	6,654	1,538	917	—	(656)	8,453
Inventory step-up(4)	1,066	—	—	694	—	1,760
Other non-recurring(5)	337	380	2,152	—	257	3,126
Adjusted EBITDA	$45,402	$41,443	$39,947	$7,409	$(3,843)	$130,358

	Nine Months Ended September 30, 2023
(in thousands)	Lawson	TestEquity	Gexpro Services	Canada Branch Division	All Other	Consolidated
Net income (loss)						$7,363
Income tax expense (benefit)						3,637
Other income (expense), net						2,869
Change in fair value of earnout liabilities						(646)
Interest expense						30,057
Operating income (loss)	$27,358	$(8,183)	$23,484	$4,545	$(3,924)	$43,280
Depreciation and amortization	15,125	18,687	11,960	1,544	—	47,316
Stock-based compensation(1)	5,441	—	—	—	—	5,441
Severance and acquisition related retention expenses(2)	430	12,796	39	1	—	13,266
Acquisition related costs(3)	2,655	5,284	813	—	311	9,063
Inventory step-up(4)	—	2,866	—	—	—	2,866
Other non-recurring(5)	232	—	72	—	1,620	1,924
Adjusted EBITDA	$51,241	$31,450	$36,368	$6,090	$(1,993)	$123,156
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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Consolidated Results of Operations

	Three Months Ended September 30,
	2024		2023
(Dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenue
Lawson	$117,957	25.2%	$114,477	26.1%
TestEquity	195,244	41.7%	207,657	47.3%
Gexpro Services	116,141	24.8%	103,232	23.5%
Canada Branch Division	39,092	8.4%	13,543	3.1%
Intersegment revenue elimination	(415)	(0.1)%	—	—%
Total Revenue	468,019	100.0%	438,909	100.0%
Cost of goods sold
Lawson	52,609	11.2%	48,395	11.0%
TestEquity	150,958	32.3%	164,589	37.5%
Gexpro Services	79,493	17.0%	72,990	16.6%
Canada Branch Division	26,526	5.7%	7,638	1.7%
Intersegment cost of goods sold elimination	(415)	(0.1)%	—	—%
Total Cost of goods sold	309,171	66.1%	293,612	66.9%
Gross profit	158,848	33.9%	145,297	33.1%
Selling, general and administrative expenses
Lawson	64,622	13.8%	55,439	12.6%
TestEquity	39,957	8.5%	48,095	11.0%
Gexpro Services	25,105	5.4%	22,910	5.2%
Canada Branch Division	10,043	2.1%	4,437	1.0%
All Other	174	—%	1,633	0.4%
Total Selling, general and administrative expenses	139,901	29.9%	132,514	30.2%
Operating income (loss)	18,947	4.0%	12,783	2.9%
Interest expense	(15,160)	(3.2)%	(12,895)	(2.9)%
Change in fair value of earnout liabilities	(858)	(0.2)%	667	0.2%
Other income (expense), net	(15)	—%	(1,133)	(0.3)%
Income (loss) before income taxes	2,914	0.6%	(578)	(0.1)%
Income tax expense (benefit)	(19,007)	(4.1)%	990	0.2%
Net income (loss)	$21,921	4.7%	$(1,568)	(0.4)%

Overview of Consolidated Results of Operations

Our consolidated revenue increased $29.1 million in the third quarter of 2024 compared to the third quarter of 2023 primarily driven by $38.1 million from acquisitions completed in 2024 offset by a decline in organic revenue of $9.0 million or 2.1%. Consolidated gross profit and Selling, general and administrative expenses also increased over the prior year primarily driven by the inclusion of the ESS, S&S Automotive and Source Atlantic acquisitions completed in 2024.

Refer to Results by Reportable Segment below for a complete discussion of our results of operations.

Results by Reportable Segment

Lawson Segment

	Three Months Ended September 30,		Change
(Dollars in thousands)	2024	2023	Amount	%
Revenue from external customers	$117,953	$114,477	$3,476	3.0%
Intersegment revenue	4	—	4	—%
Revenue	117,957	114,477	3,480	3.0%
Cost of goods sold	52,609	48,395	4,214	8.7%
Gross profit	65,348	66,082	(734)	(1.1)%
Selling, general and administrative expenses	64,622	55,439	9,183	16.6%
Operating income (loss)	$726	$10,643	$(9,917)	(93.2)%
Gross profit margin	55.4%	57.7%

Adjusted EBITDA(1)	$15,473	$16,721	$(1,248)	(7.5)%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

Revenue and Gross Profit

Revenue increased $3.5 million, or 3.0%, to $118.0 million in the third quarter of 2024 compared to $114.5 million in the third quarter of 2023. The increase was primarily driven by $13.4 million of revenue generated from the acquisitions completed in 2024 and strengthening sales to the automotive end market of $0.5 million partially offset by a decline in sales to Lawson’s core, governmental and strategic customers of $10.4 million with fewer sales representatives.

Gross profit was relatively flat at $65.3 million in the third quarter of 2024 compared to gross profit of $66.1 million in the prior year quarter. Lawson gross profit as a percent of revenue was 55.4% in the third quarter of 2024 compared to 57.7% in the prior year quarter. The gross profit margin percentage decrease was primarily the result of the amortization of the fair value step-up of inventory of $0.4 million related to the S&S Automotive Transaction, a sales mix shift toward larger customers and a lower gross profit margin profile on revenue generated by the 2024 acquisitions compared to its organic profile.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of compensation and support for Lawson sales representatives and expenses to operate Lawson’s distribution network and overhead expenses.

Selling, general and administrative expenses increased $9.2 million to $64.6 million in the third quarter of 2024 compared to $55.4 million in the prior year quarter. Approximately $2.5 million of the increased expenses was driven by the acquisitions completed in 2024 and higher depreciation and amortization, severance expense, stock-based compensation expense and merger and acquisition expenses of $2.5 million, $2.2 million, $1.2 million and $2.0 million, respectively. These costs were partially offset by a decrease in variable compensation as a result of lower sales.

Adjusted EBITDA

During the three months ended September 30, 2024, Lawson generated Adjusted EBITDA of $15.5 million, a decrease of $1.2 million from the same period a year ago primarily driven by lower organic revenue and gross profit margin partially offset by contributions of approximately $2.6 million generated by the acquisitions completed in 2024.

TestEquity Segment

	Three Months Ended September 30,		Change
(Dollars in thousands)	2024	2023	Amount	%
Revenue from external customers	$195,210	$207,657	$(12,447)	(6.0)%
Intersegment revenue	34	—	34	—%
Revenue	195,244	207,657	(12,413)	(6.0)%
Cost of goods sold	150,958	164,589	(13,631)	(8.3)%
Gross profit	44,286	43,068	1,218	2.8%
Selling, general and administrative expenses	39,957	48,095	(8,138)	(16.9)%
Operating income (loss)	$4,329	$(5,027)	$9,356	(186.1)%
Gross profit margin	22.7%	20.7%

Adjusted EBITDA(1)	$14,384	$14,298	$86	0.6%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

Revenue and Gross Profit

Revenue decreased $12.4 million, or 6.0%, to $195.2 million in the third quarter of 2024 compared to $207.7 million in the third quarter of 2023. The decrease was primarily due to a slowdown in the electronics assembly market causing softening in the electronic production supplies end markets.

Gross profit increased $1.2 million to $44.3 million in the third quarter of 2024 compared to gross profit of $43.1 million in the prior year quarter. The third quarter of 2023 included expense of $2.2 million for the amortization of the fair value step-up of inventory related to the acquisition completed in 2023. TestEquity gross profit as a percent of revenue increased to 22.7% in the third quarter of 2024 compared to 20.7% in the prior year quarter primarily due to a shift in sales mix and better performance across web channels.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of compensation and support for TestEquity’s sales representatives and expenses to operate TestEquity’s distribution network and overhead expenses.

Selling, general and administrative expenses decreased $8.1 million to $40.0 million in the third quarter of 2024 compared to $48.1 million in the prior year quarter. The decrease was primarily driven by lower severance and acquisition related retention expenses of $9.1 million and lower variable compensation of $1.4 million as a result of lower sales partially offset by higher merger and acquisition expenses of $2.4 million.

Adjusted EBITDA

During the three months ended September 30, 2024, TestEquity generated Adjusted EBITDA of $14.4 million, an increase of $0.1 million from the same period a year ago primarily due to managing its cost structure on lower revenue.

Gexpro Services Segment

	Three Months Ended September 30,		Change
(Dollars in thousands)	2024	2023	Amount	%
Revenue from external customers	$115,764	$103,232	$12,532	12.1%
Intersegment revenue	377	—	377	—%
Revenue	116,141	103,232	12,909	12.5%
Cost of goods sold	79,493	72,990	6,503	8.9%
Gross profit	36,648	30,242	6,406	21.2%
Selling, general and administrative expenses	25,105	22,910	2,195	9.6%
Operating income (loss)	$11,543	$7,332	$4,211	57.4%
Gross profit margin	31.6%	29.3%

Adjusted EBITDA(1)	$16,396	$11,552	$4,844	41.9%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

Revenue and Gross Profit

Revenue increased $12.9 million, or 12.5%, to $116.1 million in the third quarter of 2024 compared to $103.2 million in the third quarter of 2023. The increase in revenue was primarily driven by increased sales in the renewable energy vertical market of $7.2 million and strengthening sales within the technology vertical market of $3.1 million.

Gross profit increased $6.4 million to $36.6 million in the third quarter of 2024 compared to gross profit of $30.2 million in the prior year quarter. Gexpro Services gross profit as a percent of revenue was 31.6% in the third quarter of 2024 compared to 29.3% in the prior year quarter primarily driven by the impact of margin synergies within the renewable energy vertical market, enhanced strategic sourcing, supply chain improvements and end market sales mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of sales and marketing expenses primarily relating to compensation, costs associated with supporting Gexpro Services’ service facilities, overhead expenses within finance, legal, human resources and information technology, and other costs required to operate Gexpro Services’ business.

Selling, general, and administrative expenses increased $2.2 million to $25.1 million in the third quarter of 2024 compared to $22.9 million in the prior year quarter. The increase was primarily driven by non-recurring legal costs, higher merger and acquisition expenses of $0.4 million and consulting costs of $0.5 million.

Adjusted EBITDA

During the three months ended September 30, 2024, Gexpro Services generated Adjusted EBITDA of $16.4 million, an increase of $4.8 million from the same period a year ago primarily driven by higher organic revenue, gross profit margin management and leveraging its Selling, general, and administrative expenses.

Canada Branch Division Segment

	Three Months Ended September 30,		Change
(Dollars in thousands)	2024	2023	Amount	%
Revenue from external customers	$39,092	$13,543	$25,549	188.7%
Intersegment revenue	—	—	—	—%
Revenue	39,092	13,543	25,549	188.7%
Cost of goods sold	26,526	7,638	18,888	247.3%
Gross profit	12,566	5,905	6,661	112.8%
Selling, general and administrative expenses	10,043	4,437	5,606	126.3%
Operating income (loss)	$2,523	$1,468	$1,055	71.9%
Gross profit margin	32.1%	43.6%

Adjusted EBITDA(1)	$4,019	$2,010	$2,009	100.0%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

Revenue and Gross Profit

Revenue increased $25.5 million, or 188.7%, to $39.1 million in the third quarter of 2024 compared to $13.5 million in the third quarter of 2023. The increase was primarily driven by $24.7 million of additional revenue generated by the acquisition of Source Atlantic and an increase in organic revenue of $0.8 million.

Gross profit increased $6.7 million to $12.6 million in the third quarter of 2024 compared to gross profit of $5.9 million in the prior year quarter primarily as a result of additional gross profit of $6.4 million generated by the acquisition of Source Atlantic. Gross profit as a percent of revenue decreased to 32.1% in the third quarter of 2024 compared to 43.6% in the prior year quarter primarily due to the lower gross profit margin profile of Source Atlantic as compared to Bolt.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for Canada Branch Division consist of compensation, expenses to operate its distribution network and branch locations and overhead expenses.

Selling, general and administrative expenses increased $5.6 million to $10.0 million in the third quarter of 2024 compared to $4.4 million in the prior year quarter. Approximately $5.4 million of the increased expenses was driven by the acquisition of Source Atlantic.

Adjusted EBITDA

During the three months ended September 30, 2024, Canada Branch Division generated Adjusted EBITDA of $4.0 million, an increase of $2.0 million from the same period a year ago of which approximately $1.9 million was generated from Source Atlantic.

Consolidated Non-operating Income and Expense

	Three Months Ended September 30,		Change
(Dollars in thousands)	2024	2023	Amount	%

Interest expense	$(15,160)	$(12,895)	$(2,265)	17.6%
Change in fair value of earnout liabilities	$(858)	$667	$(1,525)	N/M
Other income (expense), net	$(15)	$(1,133)	$1,118	N/M
Income tax expense (benefit)	$(19,007)	$990	$(19,997)	N/M
N/M Not meaningful

Interest Expense

Interest expense increased $2.3 million in the third quarter of 2024 compared to the prior year quarter primarily due to higher outstanding borrowings related to the purchase of S&S Automotive and Source Atlantic.

Change in Fair Value of Earnout Liabilities

The $0.9 million expense in the third quarter of 2024 related to the change in fair value of the earnout liabilities associated with the Frontier acquisition. The $0.7 million benefit in the prior year related to the change in fair value of the earnout liabilities associated with the Frontier acquisition and the Hisco Transaction.

Other Income (Expense), Net

Other income (expense), net consists of effects of changes in foreign currency exchange rates, interest income, net and other non-operating income and expenditures. The $1.1 million change in the third quarter of 2024 compared to the same period of 2023 was primarily due to favorable changes in foreign currency exchange rates.

Income Tax Expense (Benefit)

Income tax benefit was $19.0 million, a (652.3)% effective tax rate for the three months ended September 30, 2024 compared to income tax expense of $1.0 million and a (171.3)% effective tax rate for the three months ended September 30, 2023. The change in the year-over-year effective tax rate was primarily due to a change in valuation allowances related to interest expense limitation on deferred tax assets, foreign income and other permanent items. The income tax benefit recorded in the third quarter of 2024 is based on the estimated year-end effective tax rate. Limitations on the deductibility of interest expense and other permanent items on a nominal pre-tax income amount is driving the high effective tax rate.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Consolidated Results of Operations

	Nine Months Ended September 30,
	2024		2023
(Dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales

Revenue
Lawson	$357,261	27.0%	$358,903	30.8%
TestEquity	579,874	43.8%	451,082	38.7%
Gexpro Services	321,926	24.3%	312,523	26.8%
Canada Branch Division	66,058	5.0%	42,655	3.7%
Intersegment revenue elimination	(1,478)	(0.1)%	—	—%
Total Revenue	1,323,641	100.0%	1,165,163	100.0%
Cost of goods sold
Lawson	160,450	12.1%	155,533	13.3%
TestEquity	447,608	33.8%	351,417	30.2%
Gexpro Services	221,341	16.7%	219,430	18.8%
Canada Branch Division	41,936	3.2%	24,592	2.1%
Intersegment cost of goods sold elimination	(1,478)	(0.1)%	—	—%
Total Cost of goods sold	869,857	65.7%	750,972	64.5%
Gross profit	453,784	34.3%	414,191	35.5%
Selling, general and administrative expenses
Lawson	185,849	14.0%	176,012	15.1%
TestEquity	133,328	10.1%	107,848	9.3%
Gexpro Services	75,489	5.7%	69,609	6.0%
Canada Branch Division	19,276	1.5%	13,518	1.2%
All Other	3,954	0.3%	3,924	0.3%
Total Selling, general and administrative expenses	417,896	31.6%	370,911	31.8%
Operating income (loss)	35,888	2.7%	43,280	3.7%
Interest expense	(39,780)	(3.0)%	(30,057)	(2.6)%
Loss on extinguishment of debt	—	—%	—	—%
Change in fair value of earnout liabilities	(861)	(0.1)%	646	0.1%
Other income (expense), net	82	—%	(2,869)	(0.2)%
Income (loss) before income taxes	(4,671)	(0.4)%	11,000	0.9%
Income tax expense (benefit)	(23,264)	(1.8)%	3,637	0.3%
Net income (loss)	$18,593	1.4%	$7,363	0.6%

Overview of Consolidated Results of Operations

Our consolidated revenue increased $158.5 million in the first nine months of 2024 compared to the first nine months of 2023 primarily driven by an increase of $211.7 million from acquisitions completed in 2023 and 2024 partially offset by a decline in organic revenue. Consolidated Gross profit and Selling, general and administrative expenses also increased over the prior year primarily driven by the inclusion of the Hisco, ESS, S&S and Source Atlantic acquisitions completed in 2023 and 2024.

Refer to Results by Reportable Segment below for a complete discussion of our results of operations.

Results by Reportable Segment

Lawson Segment

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2024	2023	Amount	%

Revenue from external customers	$357,204	$358,903	$(1,699)	(0.5)%
Intersegment revenue	57	—	57	—%
Revenue	357,261	358,903	(1,642)	(0.5)%
Cost of goods sold	160,450	155,533	4,917	3.2%
Gross profit	196,811	203,370	(6,559)	(3.2)%
Selling, general and administrative expenses	185,849	176,012	9,837	5.6%
Operating income (loss)	$10,962	$27,358	$(16,396)	(59.9)%
Gross profit margin	55.1%	56.7%

Adjusted EBITDA(1)	$45,402	$51,241	$(5,839)	(11.4)%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

Revenue and Gross Profit

Revenue decreased $1.6 million, or 0.5%, to $357.3 million in the first nine months of 2024 compared to revenue of $358.9 million in the same period of 2023. The decrease was primarily driven by a decline in sales to Lawson’s core, governmental and strategic customers of $30.5 million with fewer sales representatives partially offset by $25.8 million of revenue generated from the acquisitions completed in 2024 and strengthening sales within the automotive end market of $3.1 million.

Gross profit decreased $6.6 million to $196.8 million in the first nine months of 2024 compared to gross profit of $203.4 million in the same period of 2023 primarily due to a shift in sales toward lower margin profile customers and the amortization of the fair value step-up of inventory of $1.1 million related to the S&S Automotive Transaction. Lawson gross profit as a percent of revenue was 55.1% in the first nine months of 2024 compared to 56.7% in the prior year period. The gross profit margin percentage decrease was primarily the result of the amortization of the fair value step-up of inventory of $1.1 million related to the S&S Automotive Transaction, a shift in sales toward larger lower margin profile customers and a lower margin profile from the 2024 acquisitions than its organic margin profile.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of compensation and support for Lawson sales representatives as well as expenses to operate Lawson’s distribution network and overhead expenses.

Selling, general and administrative expenses increased $9.8 million to $185.8 million in the first nine months of 2024 compared to $176.0 million in the same period of 2023. Approximately $6.8 million of the increased expenses was driven by the acquisitions completed in 2024 and higher severance and merger and acquisition expenses of $4.2 million and $4.0 million, respectively. These costs were partially offset by a decrease in stock-based compensation expense of $1.9 million and a decrease in variable compensation as a result of lower sales.

Adjusted EBITDA

During the nine months ended September 30, 2024, Lawson generated Adjusted EBITDA of $45.4 million, a decrease of $5.8 million from the same period a year ago primarily driven by lower organic revenue and gross profit margin partially offset by contributions of approximately $4.0 million generated by the acquisitions completed in 2024.

TestEquity Segment

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2024	2023	Amount	%

Revenue from external customers	$579,721	$451,082	$128,639	28.5%
Intersegment revenue	153	—	153	—%
Revenue	579,874	451,082	128,792	28.6%
Cost of goods sold	447,608	351,417	96,191	27.4%
Gross profit	132,266	99,665	32,601	32.7%
Selling, general and administrative expenses	133,328	107,848	25,480	23.6%
Operating income (loss)	$(1,062)	$(8,183)	$7,121	(87.0)%
Gross profit margin	22.8%	22.1%

Adjusted EBITDA(1)	$41,443	$31,450	$9,993	31.8%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

Revenue and Gross Profit

Revenue increased $128.8 million, or 28.6%, to $579.9 million in the first nine months of 2024 compared to $451.1 million in the same period in 2023. The increase was primarily driven by an additional $161.2 million of revenue generated from the Hisco acquisition completed in 2023 partially offset by a $32.4 million decline in legacy TestEquity revenue due to a slowdown in the electronics assembly market causing softening in the electronic production supplies end markets.

Gross profit increased $32.6 million to $132.3 million in the first nine months of 2024 compared to $99.7 million in the same period of 2023 primarily as a result of the inclusion of the acquisition completed in 2023, which generated $40.5 million of additional gross profit during the first nine months of 2024, partially offset by a decrease in gross profit on the decline in legacy TestEquity revenue. TestEquity gross profit as a percent of revenue increased to 22.8% in the first nine months of 2024 compared to 22.1% in the prior year. The first nine months of 2023 included expense of $2.9 million for the amortization of the fair value step-up of inventory related to the acquisition completed in 2023.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of compensation and support for TestEquity’s sales representatives and expenses to operate TestEquity’s distribution network and overhead expenses.

Selling, general and administrative expenses increased $25.5 million to $133.3 million in the first nine months of 2024 compared to $107.8 million in the same period of 2023. Approximately $28.5 million of the increased expenses was driven by the acquisition completed in 2023 of which $3.8 million was related to the Hisco employee retention bonuses. These costs were partially offset by lower merger and acquisition expenses of $3.7 million in the first nine months of 2024 compared to the same period a year ago.

Adjusted EBITDA

During the nine months ended September 30, 2024, TestEquity generated Adjusted EBITDA of $41.4 million, an increase of $10.0 million, or 31.8% from the same period a year ago with approximately $16.6 million driven by the acquisition completed in 2023, offset by a reduction of $6.6 million in legacy TestEquity primarily on lower organic revenue.

Gexpro Services Segment

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2024	2023	Amount	%

Revenue from external customers	$320,658	$312,523	$8,135	2.6%
Intersegment revenue	1,268	—	1,268	—%
Revenue	321,926	312,523	9,403	3.0%
Cost of goods sold	221,341	219,430	1,911	0.9%
Gross profit	100,585	93,093	7,492	8.0%
Selling, general and administrative expenses	75,489	69,609	5,880	8.4%
Operating income (loss)	$25,096	$23,484	$1,612	6.9%
Gross profit margin	31.2%	29.8%

Adjusted EBITDA(1)	$39,947	$36,368	$3,579	9.8%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

Revenue and Gross Profit

Revenue increased $9.4 million, or 3.0%, to $321.9 million in the first nine months of 2024 compared to $312.5 million in the same period of 2023. The increase was primarily driven by increased sales in the renewable energy vertical market of $5.1 million, aerospace and defense vertical market of $3.3 million and strengthening sales within the technology vertical market of $1.7 million partially offset by softness within the consumer and industrial vertical market.

Gross profit increased $7.5 million to $100.6 million in the first nine months of 2024 compared to $93.1 million in the same period of 2023. Gexpro Services’ gross profit as a percent of revenue was 31.2% in the first nine months of 2024 compared to 29.8% in the prior year period driven by strategic sourcing initiatives, supply chain improvements and end market sales mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of sales and marketing expenses primarily relating to compensation, costs associated with supporting Gexpro Services’ service facilities, overhead expenses within finance, legal, human resources and information technology, and other costs required to operate Gexpro Services’ business.

Selling, general, and administrative expenses increased $5.9 million to $75.5 million in the first nine months of 2024 compared to $69.6 million in the same period of 2023. The increase was primarily driven by additional consulting costs of $2.1 million to support non-recurring strategic projects, non-recurring legal fees of $0.9 million and investments to support future growth and additional compensation.

Adjusted EBITDA

During the nine months ended September 30, 2024, Gexpro Services generated Adjusted EBITDA of $39.9 million, an increase of $3.6 million, or 9.8% from the same period a year ago primarily driven by higher organic revenue and managing gross profit margins partially offset by an increase in Selling, general, and administrative expenses.

Canada Branch Division Segment

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2024	2023	Amount	%

Revenue from external customers	$66,058	$42,655	$23,403	54.9%
Intersegment revenue	—	—	—	—%
Revenue	66,058	42,655	23,403	54.9%
Cost of goods sold	41,936	24,592	17,344	70.5%
Gross profit	24,122	18,063	6,059	33.5%
Selling, general and administrative expenses	19,276	13,518	5,758	42.6%
Operating income (loss)	$4,846	$4,545	$301	6.6%
Gross profit margin	36.5%	42.3%

Adjusted EBITDA(1)	$7,409	$6,090	$1,319	21.7%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

Revenue and Gross Profit

Revenue increased $23.4 million, or 54.9%, to $66.1 million in the first nine months of 2024 compared to $42.7 million the same period of 2023. The increase was primarily driven by $24.7 million of additional revenue generated by the acquisition of Source Atlantic partially offset by a decline in organic revenue of $1.3 million.

Gross profit increased $6.1 million to $24.1 million in the first nine months of 2024 compared to gross profit of $18.1 million in the same period of 2023 primarily as a result of additional gross profit of $6.4 million generated by the acquisition of Source Atlantic. Gross profit as a percent of revenue decreased to 36.5% in the first nine months of 2024 compared to 42.3% in the prior year primarily due to the lower gross profit margin profile of Source Atlantic as compared to Bolt.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for Canada Branch Division consist of compensation, expenses to operate its distribution network and branch locations and overhead expenses.

Selling, general and administrative expenses increased $5.8 million to $19.3 million in the first nine months of 2024 compared to $13.5 million in the prior year quarter. Approximately $5.4 million of the increased expenses was driven by the acquisition of Source Atlantic.

Adjusted EBITDA

During the first nine months of 2024, Canada Branch Division generated Adjusted EBITDA of $7.4 million, an increase of $1.3 million from the same period a year ago with an increase of approximately $1.9 million driven by the acquisition of Source Atlantic.

Consolidated Non-operating Income and Expense

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2024	2023	Amount	%

Interest expense	$(39,780)	$(30,057)	$(9,723)	32.3%
Change in fair value of earnout liabilities	$(861)	$646	$(1,507)	N/M
Other income (expense), net	$82	$(2,869)	$2,951	N/M
Income tax expense (benefit)	$(23,264)	$3,637	$(26,901)	(739.6)%

Interest Expense

Interest expense increased $9.7 million in the first nine months of 2024 compared to the same period of 2023 primarily due to an increase in interest rates and higher outstanding borrowings related to the purchases of Hisco, S&S Automotive and Source Atlantic.

Change in Fair Value of Earnout Liabilities

The $0.9 million expense in the first nine months of 2024 and the $0.6 million benefit in the first nine months of 2023 related to the change in fair value of the earnout liabilities associated with the Frontier acquisition.

Other Income (Expense), Net

Other income (expense), net consists of effects of changes in foreign currency exchange rates, interest income, net and other non-operating income and expenditures. The $3.0 million change in the first nine months of 2024 compared to the same period of 2023 was partly due to favorable increases in interest income and favorable changes in foreign currency exchange rates.

Income Tax Expense (Benefit)

Income tax benefit was $23.3 million, a 498.1% effective tax rate for the first nine months of 2024 compared to an income tax expense of $3.6 million and a 33.1% effective tax rate for the first nine months of 2023. The change in the year-over-year effective tax rate was primarily due to a change in valuation allowances related to interest expense limitation deferred tax assets. The income tax benefit recorded in the third quarter of 2024 is based on the estimated year-end effective tax rate. Limitations on the deductibility of interest expense and other permanent items on a nominal pre-tax income amount is driving the high effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $61.3 million on September 30, 2024 compared to $83.9 million on December 31, 2023.

The Company believes its current balances of cash and cash equivalents, availability under its Amended Credit Agreement and cash flows from operations will be sufficient to meet its liquidity needs for the next twelve months. On August 14, 2024, the Company borrowed $200 million under the incremental term loan of the Amended Credit Agreement. The Company used a portion of these proceeds to fund the Source Atlantic Transaction. As of September 30, 2024, the Company had $61.3 million of cash and cash equivalents and $252.2 million of borrowing availability remaining, net of outstanding letters of credit, under the Amended Credit Agreement.
Our primary short-term and long-term liquidity and capital resource needs are to finance operating expenses, working capital, capital expenditures, potential business acquisitions, strategic initiatives and general corporate purposes. Our current debt obligations under the Amended Credit Agreement mature in April 2027. Required principal payments on the Amended Credit Agreement for the next twelve months are $40.3 million. Refer to Note 9 – Debt within Item 1. Financial Statements for additional information related to our debt obligations. Access to debt capital markets has historically provided the Company with sources of liquidity, beyond normal operating cash flows. We do not anticipate having difficulty in obtaining financing from those markets in the future, however, we cannot provide assurance that unforeseen events or events beyond our control (such as a potential tightening of debt capital markets) will not have a material adverse impact on our liquidity.

Sources and Uses of Cash

The following table presents a summary of our cash flows:

	Nine Months Ended September 30,
(in thousands)	2024	2023	Change
Net cash provided by (used in) operating activities	$10,736	$74,053	$(63,317)
Net cash provided by (used in) investing activities	$(205,392)	$(266,720)	$61,328
Net cash provided by (used in) financing activities	$171,949	$269,295	$(97,346)

Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2024 was $10.7 million primarily due to net income including non-cash items partially offset by payments of $34.6 million related to the Hisco retention bonuses and investments in trade working capital and other net cash flow items.

Net cash provided by operating activities for the nine months ended September 30, 2023 was $74.1 million, primarily due to net income including non-cash items, partially offset by investments in trade working capital to support higher sales and other net cash flow items.

Cash Provided by (Used in) Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2024 was $205.4 million, primarily due to the purchase of ESS, S&S Automotive and Source Atlantic, as well as purchases of property, plant and equipment and rental equipment which was partially offset by the sale of rental equipment.

Net cash used in investing activities for the nine months ended September 30, 2023 was $266.7 million, primarily due to the Hisco Transaction as well as purchases of property, plant and equipment and rental equipment which was partially offset by the sale of rental equipment.

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024 was $171.9 million primarily due to borrowings under the Company’s credit facility partially offset by principal payments on the term loans. In conjunction with the Source Atlantic Transaction, the Company borrowed $200 million under the incremental term loan facility on August 14, 2024. During the first nine months of 2024, deferred financing costs of $2.1 million were incurred related to the Amended Credit Agreement.

Net cash provided by financing activities for the nine months ended September 30, 2023 was $269.3 million due to borrowings under the Company’s credit facility and proceeds from the Rights Offering, partially offset by the repayment of previous indebtedness and principal payments on the term loans. In conjunction with the Hisco Transaction, the Company borrowed $305.0 million under the incremental term loan facility on June 8, 2023 and raised approximately $100 million through the Rights Offering which closed during the second quarter of 2023. During the first nine months of 2023, deferred financing costs of $3.4 million were incurred related to the First Amendment dated June 8, 2023 and offering costs of $1.5 million were incurred related to the Rights Offering.

Financing and Capital Requirements

Credit Facility

On August 14, 2024, in connection with the Source Atlantic Transaction, DSG entered into the Third Amendment, which provided for an additional $200 million incremental term loan and a $55 million increase in the senior secured revolving credit facility, and permits the Company to increase the commitments under the credit facility from time to time by up to $300 million in the aggregate, subject to, among other things, receipt of additional commitments from existing and/or new lenders and pro forma compliance with certain financial covenants.

As amended, the Amended Credit Agreement includes a $255 million senior secured revolving credit facility, a $250 million senior secured initial term loan facility, $505 million of incremental term loans, and a $50 million senior secured delayed draw term loan facility. Refer to Note 9 – Debt within Item 1. Financial Statements for a description of the Amended Credit Agreement.

On September 30, 2024, we had $752.3 million in outstanding borrowings under the Amended Credit Agreement and $252.2 million of borrowing availability remaining, net of outstanding letters of credit, under the senior secured revolving credit facility component.

As of September 30, 2024, we were in compliance with all financial covenants under our Amended Credit Agreement. While we were in compliance with our financial covenants as of September 30, 2024, failure to meet the covenant requirements of the Amended Credit Agreement in future quarters could lead to higher financing costs and increased restrictions, reduce or eliminate our ability to borrow funds, or accelerate the payment of our indebtedness and could have a material adverse effect on our business, financial condition and results of operations.

Purchase Commitments

As of September 30, 2024, we had contractual commitments to purchase approximately $178.8 million of products from our suppliers and contractors over the next twelve months.

Capital Expenditures

During the nine months ended September 30, 2024, total capital expenditures for property, plant and equipment and rental equipment were $14.8 million excluding proceeds from the sale of rental equipment. The Company expects to spend approximately $4.0 million to $6.0 million for capital expenditures during the remainder of 2024 to support ongoing operations.

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

During the first nine months of 2024, the Company repurchased 85,644 shares of DSG common stock under the repurchase program at an average cost of $30.13 per share for a total cost of $2.6 million. No shares were repurchased during the first nine months of 2023. The remaining availability for stock repurchases under the program was $26.4 million as of September 30, 2024. See Note 11 – Stockholders’ Equity within Item 1. Financial Statements for further information.

Retention Bonuses

Under the Purchase Agreement, DSG became obligated to pay $37.5 million in cash or DSG common stock in retention bonuses to certain Hisco employees that remain employed with Hisco or its affiliates for at least twelve months after the closing of the Hisco Transaction. Pursuant to the Purchase Agreement, the Company paid $1.8 million of the retention bonuses in 2023 and $34.6 million of the retention bonuses in the first nine months of 2024, with the remaining balance of $1.1 million to be paid in 2025.

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

The loans under the Amended Credit Agreement bear interest, at the Company’s option, at a rate equal to (i) the Alternate Base Rate or the Canadian Prime Rate (each as defined in the Amended Credit Agreement), plus, in each case, an additional margin ranging from 0.0% to 1.75% per annum, depending on the total net leverage ratio of the Company and its restricted subsidiaries as of the most recent determination date under the Amended Credit Agreement or (ii) the Adjusted Term SOFR Rate or the CORRA Rate (each as defined in the Amended Credit Agreement), plus, in each case, an additional margin ranging from 1.0% to 2.75% per annum, depending on the total net leverage ratio of the Company and its restricted subsidiaries as of the most recent determination date under the Amended Credit Agreement. Refer to Note 9 – Debt within Item 1. Financial Statements for information about the Amended Credit Agreement.

As of September 30, 2024, 100% of our debt was floating rate debt. A hypothetical increase/decrease in interest rates of 100 basis points would increase/decrease our annual interest expense by approximately $7.5 million. We have not entered into, and currently do not intend to enter into, interest rate swaps or other derivative financial instruments to mitigate the impact of fluctuations in interest rates.

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

Changes in Internal Control over Financial Reporting

Given the timing of the Source Atlantic Transaction and the S&S Automotive Transaction and the complexity of systems and business processes, we intend to exclude Source Atlantic and S&S Automotive from our assessment and report on internal control over financial reporting for the year ending December 31, 2024. Other than the Source Atlantic Transaction and S&S Automotive Transaction, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

The Company did not make any unregistered sales of its equity securities during the third quarter of 2024.

Issuer Purchases of Equity Securities

The Board of Directors previously authorized a stock repurchase program that permits the Company to repurchase DSG common stock from time to time in open market transactions, privately negotiated transactions or by other methods. During the third quarter of 2024, the Company repurchased 29,800 shares of DSG common stock under the repurchase program at an average cost of $30.12 per share for a total cost of $0.9 million. The Company had $26.4 million of remaining availability under its stock repurchase program as of September 30, 2024. The stock repurchase program does not have an expiration date.

The following table summarizes repurchases of DSG common stock for the three months ended September 30, 2024 under the repurchase program described above and excludes shares withheld from employees to satisfy tax withholding requirements on option exercises and other equity-based transactions.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1 through July 31, 2024	29,800	$30.12	29,800	$26,373
August 1 through August 31, 2024	—	$—	—	$—
September 1 through September 31, 2024	—	$—	—	$—
Total	29,800		29,800

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined under Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit #	Description of Exhibit
3.1
Third Amended and Restated Certificate of Incorporation of the Company, effective as of August 31, 2023, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-10546) filed on September 1, 2023.

3.2	Amended and Restated By-Laws of the Company effective as of May 5, 2022, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 000-10546) filed on May 5, 2022.
10.1†
Third Amendment to Amended and Restated Credit Agreement, dated as of August 14, 2024, by and among Distribution Solutions Group, Inc., the subsidiaries of Distribution Solutions Group, Inc. party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-10546) filed on August 16, 2024.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statement of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL and contained in Exhibit 101
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

DISTRIBUTION SOLUTIONS GROUP, INC.
(Registrant)

Dated:	October 31, 2024	/s/ J. Bryan King
J. Bryan King Chairman, President and Chief Executive Officer (principal executive officer)

Dated:	October 31, 2024	/s/ Ronald J. Knutson
Ronald J. Knutson Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)

Dated:	October 31, 2024	/s/ David S. Lambert
David S. Lambert Vice President, Controller and Chief Accounting Officer (principal accounting officer)