Form 10-K
period 2024-12-31
Distribution Solutions Group, Inc.
filed 2025-03-06
CIK 703604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐ No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐      No  ☑
Indicate by check mark whether the registrant (l) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑      No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☑      No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer	☑
Non-accelerated filer ☐	Smaller reporting company	☐
	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes  ☐  No  ☑
The aggregate market value of the registrant’s voting stock held by non-affiliates on June 30, 2024, based upon the closing price of the registrant’s Common Stock on that date, was approximately $298,778,940.
As of February 28, 2025, 46,558,913 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference certain portions of the registrant’s definitive proxy statement related to its 2025 Annual Stockholders’ Meeting, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year. Except as expressly incorporated by reference, the registrant’s definitive proxy statement shall not be deemed to be part of this report.

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
•difficulties in integrating the business operations of TestEquity Acquisition, LLC (“TestEquity”) and 301 HW Opus Holdings, Inc., which conducts business as Gexpro Services (“Gexpro Services”), with our other operations, and/or the failure to successfully combine those operations within our expected timetable;
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
•changes in our segment reporting structure;
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
•changes in tax matters;
•results of income tax audits, sales tax audits or similar proceedings;
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

A detailed discussion of various factors that could cause actual results to differ materially from those described in the forward-looking statements is set forth in Part 1, Item 1A. “Risk Factors” of this Annual Report on Form 10-K. We undertake no obligation to update or revise any forward-looking statement contained herein, whether to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events or otherwise, except as may be required under applicable law.

PART I

ITEM 1. BUSINESS.

Overview

Distribution Solutions Group, Inc. (“DSG”), a Delaware corporation, is a global specialty distribution company providing value-added distribution solutions to the maintenance, repair and operations (“MRO”), original equipment manufacturer (“OEM”) and industrial technology markets. DSG was formed in 2022 through the strategic mergers of Lawson Products, a leader in MRO distribution of C-parts, TestEquity, a leader in electronic test & measurement solutions and Gexpro Services, a leading global supply chain services provider to manufacturing customers. A summary of the mergers is presented in Note 1 – Nature of Operations and Basis of Presentation, in Item 8. Financial Statements and Supplementary Data.

Through its collective businesses, DSG is dedicated to helping customers lower their total cost of operation by increasing productivity and efficiency with the right products, expert technical support, and fast, reliable delivery to be a one-stop solution provider. DSG serves approximately 200,000 distinct customers in several diverse end markets supported by approximately 4,400 dedicated employees and strong vendor partnerships. DSG ships from strategically located distribution and service centers to customers in North America, Europe, Asia, South America and the Middle East. DSG was originally incorporated in Illinois in 1952 and was reincorporated in Delaware in 1982.

Unless the context requires otherwise, references in this Annual Report on Form 10-K to “DSG”, the “Company”, “we”, “our” or “us” refer to Distribution Solutions Group, Inc., and all entities consolidated in the accompanying consolidated financial statements.

Recent Events

2024 Business Acquisitions

On November 18, 2024, DSG acquired the assets of ConRes Test Equipment, (“ConRes TE” and the “ConRes TE Transaction”). These assets were acquired to expand TestEquity’s test equipment offerings and value-add service capabilities in all of our end markets. The total purchase consideration exchanged was approximately $17.0 million and was funded using DSG’s cash on hand and its revolving credit facility.

On October 30, 2024, DSG completed the acquisition of Tech-Component Resources Pte Ltd (“TCR” and the “TCR Transaction”). TCR is a distributor of fasteners, mechanical components, and other industrial products in Southeast Asia. TCR was acquired to provide us with a strategic foothold in this growing region. The total purchase consideration exchanged was approximately $5.9 million, net of cash acquired of $1.9 million, and was funded using DSG’s cash on hand and its revolving credit facility.

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

On May 1, 2024, DSG completed the acquisition of S&S Automotive Inc. (“S&S Automotive” and the “S&S Automotive Transaction”). S&S Automotive is a distributor of automotive, industrial, and safety supplies primarily to the automotive dealership market based near Chicago in Woodridge, Illinois. S&S Automotive was acquired to expand Lawson’s services and products to the automotive end market. The total purchase consideration exchanged was approximately $80.1 million, net of cash acquired of $0.7 million, and was funded using DSG’s cash on hand and its revolving credit facility.

On January 19, 2024, DSG acquired the assets of Safety Supply Illinois LLC, conducting business as Emergent Safety Supply (“ESS” and the “ESS Transaction”). ESS is a national distributor of safety products based near Chicago in Batavia,

Illinois. ESS was acquired to expand Lawson’s safety product category. The total purchase consideration exchanged was $9.9 million and was funded using DSG’s cash on hand.

Refer to Note 3 – Business and Asset Acquisitions in Item 8. Financial Statements and Supplementary Data for additional information about these acquisitions.

Debt Amendment

On August 14, 2024, the Company entered into the Third Amendment to Amended and Restated Credit Agreement (the “Third Amendment”). The Third Amendment provided for an additional $200 million incremental term loan and a $55 million increase in the Company’s senior secured revolving credit facility and permits the Company to increase the commitments under the agreement from time to time by up to $300 million in the aggregate, subject to, among other things, receipt of additional commitments from existing and/or new lenders and pro forma compliance with certain financial covenants. Refer to Note 9 – Debt included in Item 8. Financial Statements and Supplementary Data for additional information about DSG’s credit agreement.

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

As of December 31, 2024, our combined workforce included approximately 4,400 individuals, comprised of approximately 1,610 in sales and marketing, approximately 1,880 in operation and distribution and approximately 860 in management and administration. Approximately 1,740 individuals are within Lawson, 1,160 are within TestEquity, 740 are within Gexpro Services, and 710 are within Canada Branch Division.

Segments

In connection with the Source Atlantic Transaction in the third quarter of 2024, the Company realigned its reportable segments to align with our business strategy and the manner in which our chief operating decision maker (“CODM”) assesses performance and strategic execution and makes decisions regarding the allocation of resources. The Company now has four reporting segments: Lawson, TestEquity, Gexpro Services and Canada Branch Division. For additional details about our segment realignment, see Note 1 – Nature of Operations and Basis of Presentation in Item 8. Financial Statements and Supplementary Data.

The following is a discussion of our reportable segments. For more information about our segments, refer to Note 14 – Segment Information in Item 8. Financial Statements and Supplementary Data.

Lawson

Lawson is a distributor of specialty products and services to the industrial, commercial, institutional and governmental MRO marketplace. Lawson primarily distributes MRO products to its customers through a network of sales representatives throughout the United States and Canada.

Background and Operations — Lawson delivers quality products to customers and offers them extensive product knowledge, product application expertise and Vendor Managed Inventory (“VMI”) services. Lawson competes for business primarily by offering a value-added service approach wherein highly trained sales representatives manage the product inventory for customers. The VMI model makes it less likely that customers will run out of a product while optimizing their inventory levels. Lawson ships products to its customers in all 50 states, Puerto Rico, Canada, Mexico and the Caribbean.

Strategic Focus — Lawson’s vision is to be its customers’ first choice for MRO solutions that improve their operating performance. Lawson plans to achieve its vision by working closely with customers to maintain and enhance their operations by providing them with quality products, superior service and innovative solutions and to grow both organically and through acquisitions.

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

Customers — During 2024, the Lawson segment sold products to over 53,000 distinct customers. Lawson’s largest customer accounted for approximately 4% of Lawson’s revenue. In 2024, approximately 92% of Lawson’s revenue was generated in the United States and approximately 8% in Canada. Although seasonality is not significant, due to fewer selling days and less activity during the holiday season, revenue in the fourth quarter is historically lower than the first three quarters of the year.

Lawson’s customers operate in a variety of industries. Lawson’s revenue percentages by customer end markets in 2024 were as follows:

End Markets	Percentage of Lawson Revenue
Automotive	27%
Manufacturing	14%
Trade wholesale and retail	12%
Construction	8%
Mining	8%
Equipment rental	6%
Transportation	5%
Government and military	5%
Agriculture	3%
Other	12%
100%

Lawson’s customers include a wide range of purchasers of industrial supply products from small repair shops to large national and governmental accounts.

Products — Lawson’s revenue percentages by product categories in 2024 were as follows:

Product Category	Percentage of Lawson Revenue
Aftermarket automotive supplies	18%
Fastening systems	17%
Fluid power	14%
Electrical	11%
Specialty chemicals	10%
Cutting tools and abrasives	8%
Safety	6%
Welding and metal repair	2%
Other	14%
100%

Lawson offers over 157,000 different products of which over 96,000 products are maintained in distribution centers. Lawson strives to carry sufficient inventory to ensure product availability and rapid processing of customer orders. Accurate forecasting of customer demand is essential to establish the proper level of inventory for each product. Inventory levels need to be sufficient to meet customer demand while avoiding the costs of stocking excess items.

During 2024, Lawson purchased products from approximately 2,400 suppliers and no single supplier accounted for more than 4% of these purchases. The loss of one core supplier could affect operations by hindering the ability to provide full service to customers.

Lawson’s quality control department tests its product offerings to help ensure they meet our customers’ specifications. Lawson recommends solutions to help customers maximize product performance and avoid costly product failures. Lawson’s engineering department provides technical support for products and offers on-site problem solutions. It also develops and presents product safety and technical training seminars tailored to meet customers’ needs.

Human Capital Resources — As of December 31, 2024, Lawson’s workforce had 1,740 individuals: approximately 1,030 in sales and marketing of whom approximately 900 are field sales representatives, 420 in operation and distribution and 290 in management and administration. Approximately 13% of the Lawson workforce is covered by three collective bargaining agreements. We believe that our relationships with our employees and their collective bargaining organizations are satisfactory.

Sales force growth is a strategic driver of the Lawson business, and increased sales coverage throughout the United States and Canada directly impacts Lawson’s success as an organization. Lawson is focused on identifying and recruiting individuals who are a good fit with its sales organization and providing them with the tools needed to succeed, such as training about Lawson’s products and on the successful and effective ways to call potential customers and maintain relationships with existing customers. Lawson’s product training educates its sales team on the optimal uses of products, enabling them to provide the proper products and customized solutions to address customers’ needs, including technical expertise and on-site problem resolution.

Lawson’s leadership team is also focused on reducing sales force turn-over and on offering growth opportunities for its sales representatives.

TestEquity

TestEquity is a leading distributor of test and measurement equipment and solutions, industrial and electronic production supplies, vendor managed inventory programs, and converting, fabrication and adhesive solutions from its leading manufacturing partners. TestEquity operates primarily through its five distribution brands, namely TestEquity, Hisco, TEquipment, Techni-Tool and Jensen Tools, and is focused primarily in North America with a network of sales representatives throughout the United States, Canada, Mexico, Germany and the United Kingdom.

Background and Operations — Based out of North Richland Hills, Texas, TestEquity is a large, comprehensive provider of electronic test solutions in the United States supporting the aerospace and defense, wireless and communication, semiconductors, industrial electronics and automotive, and electronics manufacturing industries. TestEquity designs, rents and sells a full line of high-quality environmental test chambers. In addition to a large array of test and measurement products, TestEquity also offers calibration, refurbishment and rental solutions and a wide range of refurbished products. TestEquity continues to benefit from electronification of products across a range of industries including the internet of things (“IOT”), electric vehicles (“EV”) and the 5th generation mobile network (“5G”). TestEquity offers over 400,000 products and 800 manufacturer brands with overlap across the following brands.

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

Strategic Focus — TestEquity intends to grow revenue both organically and through acquisitions and continuing to expand and improve its service offerings to its customers. In particular, TestEquity strives to improve its digital experience, with a consistent approach for all of its brands. TestEquity intends to increase its market share through continued expansion of product lines and greater penetration of the e-commerce market, enabled through investment in key digital talent and leverage of the existing TestEquity and TEquipment platforms.

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

Customers — TestEquity serves over 107,000 customers at 128,000 locations across the United States and abroad, primarily in Canada, Europe and Mexico with approximately 81% of TestEquity’s revenue in 2024 derived from customers in the United States. There is no significant seasonality in TestEquity’s business across its fiscal quarters. However, the number of business days in a quarter has an impact on TestEquity’s revenue and profitability.

TestEquity’s revenue percentages by customer end markets in 2024 were as follows:

End Markets	Percentage of TestEquity Revenue
Electronics manufacturing	33%
Aerospace and defense	17%
Medical	7%
Reseller	6%
Automotive	6%
General industrial	5%
Wireless and communications technology	4%
Semi-conductor production	2%
Other	20%
100%

Products — Approximately 19,000 fast-moving products are typically held in inventory across 40 distribution centers available for next day delivery. TestEquity’s revenue percentages by product categories in 2024 were as follows:

Product Category	Percentage of TestEquity Revenue
Electronic production supplies	62%
Test & measurement	35%
Rental and refurbished	3%
100%

TestEquity has 28 key suppliers that made up approximately 35% of TestEquity’s purchases in 2024. In total, TestEquity purchases from approximately 3,000 suppliers across the marketplace.

Human Capital Resources — TestEquity supports a culture of continuous improvement, integrity and diversity. TestEquity prides itself on its ability to meet its customers’ needs in a driven and progressive manner. As of December 31, 2024, TestEquity’s workforce had 1,160 individuals, comprised of approximately 250 in sales and marketing, 550 in operation and distribution and 360 in administration and support.

Gexpro Services

Gexpro Services is a world-class global supply chain solutions provider, specializing in the development of mission critical production line management, aftermarket and field installation programs. Gexpro Services provides comprehensive supply chain management solutions, including a full technology suite offering of VMI, kitting, global logistics management, manufacturing localization and import expertise, value engineering and quality assurance. Gexpro Services’ end-to-end project management is designed to support OEMs with their engineered material specifications, fulfillment, and quality requirements to improve their total cost of ownership. Gexpro Services has manufacturing and supply chain operations in over 34 service center sites across twelve countries including key geographies in North America, South America, Asia, Europe, and the Middle East. Gexpro Services serves customers in six vertical markets, including renewables, industrial power, consumer and industrial, technology, transportation, and aerospace and defense.

Background and Operations — Gexpro Services was formed in November 2019 and, in February 2020, LKCM Headwater acquired the “Gexpro Services” business from French distributor Rexel S.A. via a carve-out acquisition.

As a top distributor and service provider to the OEM market, Gexpro Services has approximately 2,800 suppliers offering approximately 49,000 products. These products are inventoried and sourced through 30 locations in North America, South America, Asia, Europe and the Middle East.

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

Customers — Gexpro Services serves over 2,000 customers in over 49 countries through its 30 facilities. In 2024, approximately 76% of Gexpro Services’ revenues were generated in the United States. Through its customer base, Gexpro Services provides VMI services with over 155,000 installed bins which allow its customers to maintain the necessary on-hand inventory levels to support their production cycles. Gexpro Services’ value-added processes for its customers include VMI, packaging and kitting, engineering, product standardization when appropriate, sales and technical support, global sourcing and quality assurance.

Approximately 64% of Gexpro Services’ revenue in 2024 was from customers under long-term agreements. Gexpro Services’ largest customer represented approximately 23% of Gexpro Services’ 2024 total revenue while the top 20 customers represented approximately 82% of Gexpro Services’ 2024 total revenue.

Gexpro Services has existing customers in many different industry end markets. Gexpro Services’ revenue percentages by customer end markets in 2024 were as follows:

End Markets	Percentage of Gexpro Services Revenue
Renewable energy	32%
Industrial power	19%
Transportation	19%
Consumer and industrial	13%
Aerospace and defense	11%
Technology	6%
100%

Products — Gexpro Services’ revenue percentages by product categories in 2024 were as follows:

Product Category	Percentage of Gexpro Services Revenue
Hardware	47%
Electrical	22%
Fabrications	19%
Mechanical	12%
100%

Approximately 63% of Gexpro Services’ suppliers are based in the United States, which helps limit the risk of increased freight and logistics costs; however, many of these suppliers source their products from overseas. Gexpro Services maintains favorable and long-tenured relationships with approximately 2,800 suppliers, with the largest supplier representing approximately 2% of Gexpro Services’ total product purchases in 2024 while the top 10 suppliers represented approximately 17% of total product purchases in 2024.

Human Capital Resources — Gexpro Services supports a culture of continuous improvement, integrity and diversity. Gexpro Services prides itself on being a full value provider to its customers supported with a team committed to providing world-class customer service. As of December 31, 2024, Gexpro Services’ workforce had approximately 740 individuals, comprised of approximately 240 in sales and marketing, 430 in operation and distribution and 70 in management and administration.

Canada Branch Division

Canada Branch Division is a wholesale distributor providing product and service solutions for the industrial, government, commercial and residential contractor markets for the Canadian MRO market.

Background and Operations — Canada Branch Division combines the operations of our Bolt Supply House (“Bolt”) and Source Atlantic subsidiaries, which distribute industrial MRO supplies, safety products, fasteners, and related value-add services to the Canadian MRO market primarily through the sale of products to its walk-up customers through 38 branch locations.

Strategic Focus — Canada Branch Division combines the operations of our Bolt and Source Atlantic subsidiaries, which distribute industrial MRO supplies, safety products, fasteners, power tools and related value-add services to the Canadian MRO market through the sale of products and services via warehouse shipments and to its walk-up customers through 38 branch locations.

Industry and Competition — The MRO market is comprised of companies that buy and stock products in bulk and supply these products to customers on an as needed basis. The customer benefits from our knowledge and the convenience of purchasing smaller quantities from stock maintained by us.

There is a significant amount of competition within the Canadian MRO industry. We encounter competition from regional and local distributors in Canada as well as international distributors and manufacturers. Some competitors have greater financial and personnel resources, handle more extensive lines of merchandise, operate larger facilities and price some merchandise more competitively than we do.

Customers — During 2024, the Canada Branch Division segment sold products to over 40,400 distinct customers. Canada Branch Division’s largest customer accounted for approximately 3% of consolidated revenue. Approximately 100% of Canada Branch Division’s revenue was generated in Canada. Although seasonality is not significant, due to fewer selling days and less activity during the holiday season, revenue in the fourth quarter is historically lower than the first three quarters of the year.

Canada Branch Division’s customers operate in a variety of industries. Revenue percentages by customer end markets in 2024 were as follows:

End Markets	Percentage of Canada Branch Division Revenue
Contractors	25%
Machining and manufacturing	24%
Mining and oil & gas	13%
Government and military	6%
Forestry	4%
Wholesale	4%
Utilities	3%
Transportation	3%
Shipbuilding and repair	2%
Construction	1%
Engineering and consulting	1%
Other	14%
100%

Canada Branch Division’s customers include a wide range of purchasers of industrial supply products from small independent contractors to large manufacturers, and governmental and military accounts.

Products — Canada Branch Division’s revenue percentages by product categories in 2024 were as follows:

Product Category	Percentage of Canada Branch Division Revenue
Fasteners	24%
Tools and equipment	13%
Safety	11%
Plumbing	8%
Mobile valve	7%
Machine	7%
Industrial - Other	6%
Cutting tools and abrasives	5%
Power transmission	3%
Engineering	3%
Other	13%
100%

Canada Branch Division offers over 135,000 different products of which over 92,500 products are maintained in distribution centers and physical store branch locations. Canada Branch Division strives to carry sufficient inventory to ensure product availability. Accurate forecasting of customer demand is essential to establish the proper level of inventory for each product. Inventory levels need to be sufficient to meet customer demand while avoiding the costs of stocking excess items.

During 2024, Canada Branch Division purchased products from approximately 2,400 suppliers with the largest supplier representing approximately 18% of total product purchases in 2024. Canada Branch Division maintains favorable and long-tenured relationships with approximately 2,400 suppliers. The loss of one core supplier could affect operations by hindering the ability to provide full service to customers.

Human Capital Resources — Canada Branch Division supports a culture of continuous improvement, integrity and diversity and prides itself on its committed team that is driven to meet customers’ needs through quality service. As of December 31, 2024, Canada Branch Division’s workforce had approximately 710 individuals: approximately 480 in operation and distribution, 90 in sales and marketing and 140 in management and administration.

Available Information

We file with, or furnish to, the Securities and Exchange Commission (“SEC”) annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and, as applicable, amendments to those reports pursuant to Section 13(a) or 15(d) of the Exchange Act. The public can obtain copies of these materials by accessing the SEC’s website at http://www.sec.gov. In addition, as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the SEC, we make copies of such materials available to the public free of charge through our website at www.distributionsolutionsgroup.com. Information on our website is not incorporated by reference into this report. We also make available on our website our Code of Business Conduct, Corporate Governance Principles and the charters of the committees of our Board of Directors.

Information About Our Executive Officers

The executive officers of DSG as of February 3, 2025 were as follows:

Name	Age	Year First Named to Present Office	Position
J. Bryan King	53	2022	Chairman, President and Chief Executive Officer
Ronald J. Knutson	61	2014	Executive Vice President, Chief Financial Officer and Treasurer
David S. Lambert	51	2021	Vice President, Controller and Chief Accounting Officer

Biographical information for the past five years relating to each of our executive officers is set forth below.

Mr. King was elected President and Chief Executive Officer in May 2022. Mr. King has also served as a member of the Board of Directors of the Company since 2017 and has served as Chairman of the Board of Directors of the Company since March 2019. Mr. King has a career in investment management spanning over three decades and has served as Chairman or managing partner of several industrial distribution companies. Mr. King is a Principal of Luther King Capital Management Corporation (“LKCM”), an SEC-registered investment adviser, and Founder and Managing Partner of LKCM Capital Group and LKCM Headwater Investments, the private capital investment group of LKCM.

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

ITEM 1A. RISK FACTORS.

Our operating results depend on many factors and are subject to various risks and uncertainties, including those discussed below. The material risks and uncertainties known to us and described below may negatively affect our business, financial condition and results of operations. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair or otherwise adversely affect our business, financial condition and results of operations, and may give rise to or amplify many of the risks discussed below.

Business Risks

A significant portion of our inventory may become obsolete.

Our business strategy requires us to carry a significant amount of inventory to meet rapid processing of customer orders. If our inventory forecasting and production planning processes result in inventory levels exceeding the levels demanded by customers or should our customers decrease their orders with us, our operating results could be adversely affected due to costs of carrying the inventory and additional inventory write-offs for excess and obsolete inventory, which could materially adversely affect our business, financial condition and results of operations.

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

We maintain and have access to data and information that is subject to privacy and security laws, data protection laws and applicable regulations. The interpretation and application of such laws, including federal, state and international laws, relating to the collection, use, retention, disclosure, security and transfer of personally identifiable data in the United States (including but not limited to the California Consumer Privacy Act and the California Privacy Rights Act), Europe (including but not limited to the European Union’s General Data Protection Regulation) and elsewhere, are uncertain and evolving. Despite our efforts to protect such information, cyber, privacy or security incidents, or misplaced or lost data could have a materially adverse impact on our business strategy, results of operations or financial condition and may divert management and employee attention from other business and growth initiatives.

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

There may be difficulties in integrating certain operations of TestEquity’s and Gexpro Services’ respective businesses with our other operations, and the failure to successfully combine those operations within our expected timetable could adversely affect our future results and the market price of our common stock.

The Mergers involve the combination of businesses that previously operated as independent businesses. Management has devoted and will continue to devote significant attention and resources to combine certain business operations of TestEquity and Gexpro Services with our other business operations. This may divert the time and attention of our management team and diminish their time to manage our businesses, service existing customers, attract new customers, develop new products, services and strategies and identify other beneficial opportunities.

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

As a result of the closing of the Mergers on April 1, 2022, and other acquisitions completed during 2024, 2023 and 2022, we have a significant amount of goodwill and other intangible assets on our consolidated balance sheet as of December 31, 2024. In accordance with generally accepted accounting principles in the United States (“GAAP”), our management periodically assesses our goodwill and other intangible assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, an inability to effectively integrate acquired businesses, unexpected significant changes, planned changes in use of the assets, divestitures and market capitalization declines may impair goodwill and other intangible assets. Any charges relating to such impairments could materially and adversely affect our results of operations in the periods recognized, which could result in an adverse effect on the market price of DSG common stock.

Changes that affect governmental and other tax-supported entities, including but not limited to changes arising from geopolitical instability and military hostilities, could negatively impact our revenue and earnings.

A portion of our revenue is derived from the United States military and other governmental and tax-supported entities. These entities are largely dependent upon government budgets and require adherence to certain laws and regulations, including sanctions. Such sanctions could include restrictions on selling or importing goods, services, or technology in or from affected regions and travel bans and asset freezes impacting connected individuals and political, military, business, and financial organizations. In addition, geopolitical instability and military hostilities, such as the Hamas-Israel military conflict and the Russia-Ukraine military conflict, could negatively impact our business Although we have not, do not currently and do not plan to conduct business operations in Gaza, Israel, Russia, Belarus, or Ukraine, it is not possible to predict the broader consequences of these conflicts, which could include sanctions, embargoes or other geopolitical instability. Any decrease in the levels of defense and other governmental spending or the introduction of more stringent governmental regulations and oversight could lead to reduced revenue or an increase in compliance costs which would adversely affect our business, financial condition and results of operations.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and applicable SEC rules, we are required to include in each Annual Report on Form 10-K a report by our management on our internal control over financial reporting. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Each year, we must prepare or update the process documentation and perform the evaluation needed to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and applicable SEC rules in providing this report. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective. For example, management’s report on our internal controls over financial reporting contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, identified a material weakness and concluded that we did not maintain effective internal controls over financial reporting as of December 31, 2022. Ensuring that we have adequate internal financial and accounting controls and procedures in place is a costly and time-consuming exercise that needs to be re-evaluated frequently. We and our independent auditors may in the future discover areas of our internal controls that need further attention and improvement, particularly with respect to any other businesses that we decide to acquire in the future.

One of our growth strategies is to actively pursue additional acquisition opportunities which complement our business model. These acquired businesses are typically private companies and may not have in place the financial organization, reporting and controls which are required for a U.S. public company. The cost of implementing this type of financial organization, reporting and controls in respect of the acquired business and integrating their financial reporting processes with our financial reporting processes may be significant. If there are limitations in the acquired businesses’ financial organization, reporting and controls, or if we are unable to effectively integrate their financial reporting processes with our financial reporting processes, we could, among other things, have material weaknesses in our internal controls, violate our indebtedness covenants, miss an SEC reporting deadline or otherwise fail to comply with an applicable law or regulation.

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

The changes made in the third quarter of 2024 to our segment reporting structure could be confusing to investors and may not have the desired effects.

In the third quarter of 2024 we introduced a fourth reporting segment, Canada Branch Division, which includes the results of Bolt Supply House (“Bolt”) and Source Atlantic. Prior to this change, we had three reportable segments: Lawson, TestEquity and Gexpro Services. We also had an “All Other” category which included unallocated DSG holding company costs and the results of Bolt, which was previously a non-reportable segment. Managing this change has required, and may continue to require, significant expenditures and allocation of valuable management resources. We have provided disclosures about our new segment reporting structure, but there is no guarantee that investors or the market will understand this change to our financial reporting. There is also no guarantee that this change will have the desired effect. Failure of investors or analysts to understand our revised segment reporting structure may negatively affect their ability to understand our business and operating results which could adversely affect our stock price.

Debt Financing Risks

We have a significant amount of indebtedness, and our significant indebtedness could adversely affect our business, financial condition and results of operations.

We have $739.9 million of indebtedness as of December 31, 2024, which includes a significant amount of indebtedness under our Amended Credit Agreement (as defined in Note 9 – Debt in Item 8. Financial Statements and Supplementary Data). In addition, we may be able to incur a significant amount of additional indebtedness, subject to the terms and restrictions of our Amended Credit Agreement. Our indebtedness could have significant consequences on our future operations, including:

•events of default if we fail to comply with the financial and other covenants contained in the Amended Credit Agreement and/or other agreements governing our debt instruments, which could result in all of the debt becoming immediately due and payable or require us to negotiate an amendment to financial or other covenants that could cause us to incur additional fees and expenses;
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

Failure to adequately fund our operating and working capital needs through cash generated from operations and borrowings available under our Amended Credit Agreement could negatively impact our ability to invest in our business and maintain our capital structure.

Our business requires investment in working capital and fixed assets. We expect to fund these investments from cash generated from operations and borrowings available under our Amended Credit Agreement. Failure to generate sufficient cash flow from operations or from our Amended Credit Agreement could cause us to have insufficient funds to operate our business. Adequate funds may not be available when needed or may not be available on favorable terms.

Our business, financial condition and operating results could be materially adversely affected if we failed to meet the covenant requirements of our Amended Credit Agreement.

Our Amended Credit Agreement contains financial and other restrictive covenants. These covenants could adversely affect us by limiting our financial and operating flexibility as well as our ability to plan for and react to market conditions and to meet our capital needs. Failure to meet these covenant requirements could lead to higher financing costs and increased restrictions, reduce or eliminate our ability to borrow funds, result in events of default and accelerate the date on which our indebtedness must be repaid.

If we require more liquidity than is available to us under our Amended Credit Agreement, we may need to raise additional funds through debt or equity offerings which may not be available when needed or may not be available on terms favorable to us. Should funding be insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

Government efforts to combat inflation, along with other interest rate pressures, could lead to higher financing costs.

Inflation has risen on a global basis, the United States has been experiencing relatively high levels of inflation, and government entities have taken various actions to combat inflation, such as raising interest rate benchmarks. Government entities may continue their efforts, or implement additional efforts, to combat inflation, which could include among other things raising interest rate benchmarks, maintaining interest rate benchmarks at elevated levels and/or failing to lower interest rate benchmarks. Such government efforts, along with other interest rate pressures, could lead to higher financing costs and have material adverse effect on our business, financial condition and results of operations.

Common Stock Risks

The market price of our common stock may decline.

The price of our common stock could decrease if our financial performance is inadequate or does not meet investors’ expectations, if there is deterioration in the overall market for equities, if large amounts of shares are sold in the market, if there is index trading, or if investors have concerns that our business, financial condition, results of operations and capital requirements are negatively impacted by an economic downturn or any other adverse development.

Entities affiliated with LKCM and J. Bryan King beneficially own a significant majority of the outstanding DSG common stock and, therefore, have significant influence over our Company, which could delay or deter a change in control or other business combination or otherwise cause us to take actions with which you may disagree.

Based on a Schedule 13D filed with the SEC by LKCM and various other persons and entities (as amended through December 27, 2023), entities affiliated with LKCM beneficially owned in the aggregate approximately 36.4 million shares of DSG common stock as of December 26, 2023, representing approximately 77.6% of the outstanding shares of DSG common stock as of December 31, 2024. J. Bryan King, Chairman and Chief Executive Officer of the Company, is a Principal of LKCM. In addition, M. Bradley Wallace, who became a director of the Company upon his election at the Company’s 2023 annual stockholders meeting on May 19, 2023, is a Founding Partner of LKCM Headwater Investments, the private capital investment group of LKCM As a result, LKCM has significant influence over the outcome of matters requiring a stockholder vote, including the election of directors and the approval of other significant matters, and LKCM’s interests may not align with the interests of other stockholders. This concentration of ownership could also have the effect of delaying or preventing a change of control or other business combination that might be beneficial to our stockholders.

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
•a compensation committee comprised solely of independent directors; and
•director nominees be selected or recommended to the DSG Board of Directors for selection, either by (1) DSG’s independent directors constituting a majority of the DSG Board of Directors’ independent directors in a vote in which only independent directors participate or (2) a nominating committee comprised solely of independent directors.

Entities affiliated with LKCM beneficially own a significant number of shares of DSG common stock, and any sales of any such shares or the possibility of any such sales could have a negative effect on the price of DSG common stock.

Entities affiliated with LKCM beneficially own a significant number of shares of DSG common stock. In connection with the Mergers, DSG granted to certain entities affiliated with LKCM certain registration rights with respect to the shares of DSG common stock that DSG issued to those entities in connection with the Mergers. Any sales of any of the shares of DSG common stock held by any entities affiliated with LKCM (whether those shares were acquired by those entities in connection with the Mergers or in other transactions), or the anticipation of the possibility of any such sales, could create downward pressure on the market price of DSG common stock.

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

We are subject to income taxation at federal and state levels in the United States and to income taxation in numerous non-U.S. jurisdictions. Our results of operations could be adversely affected by changes in the Company’s effective tax rate as a result of changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets, audits by taxing authorities or changes in tax laws, regulations and their interpretation. From time-to-time changes in tax laws or regulations may be proposed or enacted that could adversely affect our overall tax liability. In addition, the Organization for Economic Cooperation and Development (“OECD”), which represents a coalition of member countries, has recommended fundamental tax reform affecting the taxation of multinational corporations, including the Base Erosion and Profit Shifting (“BEPS”) project, which in part aims to address international corporate tax avoidance. On December 20, 2021, the OECD released Pillar Two Model Rules defining the global minimum tax rules, which contemplate a 15% minimum tax rate. The OECD continues to release additional guidance on these rules and the framework calls for law enactment by OECD and G20 members to take effect in 2024 or 2025. However, the detail of the proposals is subject to change and the impact on the Company will need to be determined by reference to the final rules. The Company is continuing to monitor the potential impact of the Pillar Two proposals and developments on our consolidated financial statements and related disclosures, including eligibility for any transitional safe harbor rules. Among the jurisdictions where the Company operates, the U.K. has enacted legislation during 2024 that becomes effective in 2025.Canada has also enacted legislation during 2024 in accordance with the Pillar Two framework. Other countries have also enacted or are expected to enact Pillar Two legislation. The Company continues to monitor the development and implementation of these rules both in local countries and on a multi-lateral basis, making it uncertain to predict the ultimate impact in the future. For the year ended December 31, 2024, the Company has not identified nor recorded any incremental tax as a result of Pillar Two. Changes in applicable tax laws and regulations could affect our ability to realize our deferred tax assets, which could adversely affect our results of operations.

From time to time we may become subject to income tax audits, sales tax audits or similar proceedings, and as a result we may incur additional costs and expenses or owe additional taxes, interest and penalties that may negatively impact our operating results.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company’s determination of its tax liability is subject to review by applicable domestic and foreign tax authorities. As of December 31, 2024, we were subject to U.S. federal income tax examinations for the years 2021 through 2023 and income tax examinations from various other jurisdictions for the years 2017 through 2023.
The timing and resolution of any future tax examinations are subject to significant uncertainty and could result in us having to pay amounts to the applicable tax authority in order to resolve examination of its tax positions. An increase or decrease of tax related to tax examination resolutions could result in a change in our income tax expense and could negatively impact our financial condition and results of operations.

Our international operations subject us to additional legal and regulatory regimes.

TestEquity has business operations and/or sales in a number of foreign countries, including Canada, Mexico, Germany and the United Kingdom. Gexpro Services has business operations and/or sales in a number of foreign countries, including Hungary, China and Singapore. Lawson and Canada Branch Division have business operations and/or sales in Canada. Compliance with diverse legal and regulatory requirements, including in connection with the movement or repatriation of cash, may be costly and time-consuming and require significant resources. Violations could result in significant fines or monetary damages, sanctions, prohibitions or restrictions on doing business and damage to our reputation. In addition, operating in foreign countries requires us to manage the potential conflicts between locally accepted business practices in any given jurisdiction and our obligations to comply with laws and regulations with respect to such jurisdictions, including anti-corruption laws or regulations applicable to DSG, such as the U.S. Foreign Corrupt Practices Act (the “FCPA”) and the UK Bribery Act 2010 (the “UKBA”). The U.S., U.K. and other foreign agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against companies for violations of export controls, the FCPA, the UKBA, and other laws, rules, sanctions, embargoes and regulations, including those established by the Office of Foreign Assets Control. Any violation of these legal requirements, even if prohibited by our policies, procedures and controls, could subject us to criminal or civil enforcement actions or penalties for non-compliance or otherwise have an adverse effect on our business and reputation.

As a result of the Mergers, DSG’s ability to use its net operating losses and certain other tax attributes generated prior to the Mergers may be subject to limitations.

At December 31, 2024, the Company had $21.4 million of U.S. federal net operating loss carryforwards which were generated after 2017 and are not subject to expiration and $50.6 million of various state net operating loss carryforwards which expire at varying dates between 2025 and 2036. As a result of the Mergers, DSG’s ability to use its net operating losses and certain other tax attributes generated prior to the Mergers may be subject to limitations, which may adversely impact on our future tax liability and cash flows.

Public Health Emergencies Risks

Public health emergencies, whether domestic or international, such as the COVID-19 pandemic, may materially adversely affect our business strategy, financial condition or results of operations.

Pandemics, epidemics or disease outbreaks in the U.S. or globally, including new variants of COVID-19, may have a material adverse effect on our business strategy, financial condition or results of operations, as well as on our employees, suppliers, customers, and the general economy. The full effect and estimated length of these disruptions could be difficult to predict by the Company given such an event is affected by a number of factors, many of which could be outside of our control. For example, the COVID-19 pandemic resulted in lost revenue to our Company and adversely affected our financial condition and results of operations by, among other things, limiting our ability to source high demand product, limiting our sales force to perform certain functions due to state or federal stay-at-home orders, causing a slow-down of customer demand for our products and limiting the ability of some customers to pay us on a timely basis.

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

Increases in the cost of raw materials used in our products (e.g., steel, brass, copper), quotas imposed on any cross border supplies within our businesses, increases in or continuation of any tariffs or imposition of any new tariffs, increases in natural gas, electricity and other energy costs and increases in freight and other costs necessary to produce and transport our products, as well as other inflationary pressures, could raise the production costs of our vendors. Those vendors have typically looked to pass their higher costs along to us through price increases. If we are unable to fully pass any such increased prices and costs through to our customers or to modify our activities, the impact could have an adverse effect on our operating profit margins and financial condition. On the other hand, a decrease in oil prices may result in weaker demand from oil and gas customers in the future, resulting in lower net sales. Changes in trade policies, increases in or continuation of any tariffs or imposition of any new tariffs, and other inflationary pressures could also affect our sourcing of product and ability to secure sufficient product and/or impact the cost or price of our products, with potentially negative impacts on our reported gross profits and results of operations.

Supply chain constraints, inflationary pressure and labor shortages could impact our cost of goods and other costs and expenses, which may result in lower gross profit margins and/or otherwise materially adversely affect our business, financial condition and results of operations.

Our businesses have been and may continue to be impacted by supply chain constraints, resulting in inflationary pressure on material costs, longer lead times, port congestion, and increased freight costs. This could result in challenges in acquiring and receiving inventory in a timely fashion and fulfilling customer orders. In addition, we have been and may continue to be impacted by labor shortages. This could result in challenges in fulfilling customer orders and can have a negative impact on our operating results as we may be required to utilize higher-cost temporary labor. We have also experienced and continue to experience inflationary pressure in other areas that adversely impact our cost of goods sold and other costs and expenses. While we instituted various price increases during 2022, 2023 and 2024 in response to rising supplier costs, as well as increased transportation and labor costs, there can be no assurance that future cost increases can be partially or fully passed on to customers, or that the timing of such sales price increases will match our supplier cost increases. As a result, we are unable to predict the impact of these constraints on our business, financial condition and results of operations.

The Company is exposed to the risk of foreign currency changes.

A number of our subsidiaries are located and operate outside the United States, and each uses the currency in such foreign country as its functional currency. Operating results denominated in foreign currencies are translated into U.S. dollars when consolidated into our financial statements. Therefore, we are exposed to market risk relating to the fluctuation of value of such foreign currencies (including the Canadian dollar, Mexican peso, British pound sterling, the Euro, Danish krone, Brazilian real, Chinese renminbi, Turkish lira, and Singapore dollar) relative to the U.S. dollar that could adversely affect our financial condition and operating results.

In addition, the revolving credit facility under our Amended Credit Agreement is available to be drawn in U.S. dollars, Canadian dollars and any other additional currencies that may be agreed between us and our lenders. Any borrowings in Canadian dollars or any other foreign currency would expose us to market risk relating to the change in the value of such foreign currency in relation to the U.S. dollar.

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

We have not experienced any cybersecurity incidents in the last three years, including as a result of the Cyber Incident, that have materially affected the business strategy, results of operations, or financial condition of the Company. For more information regarding how cybersecurity threats could materially affect our business strategy, results of operations or financial condition, see “Cyber-attacks or other information security incidents could have a material adverse effect on our business strategy, results of operations or financial condition and subject us to additional legal costs.” in Item 1A. Risk Factors.

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

ITEM 2. PROPERTIES.

Our principal executive office is located in Fort Worth, Texas. As of December 31, 2024, we owned or leased multiple properties in the United States and abroad, including office spaces, distribution centers, warehouses and branch retail locations.

Owned and leased properties by reportable segment as of December 31, 2024 are summarized below.

	Number of Properties
	Lawson	TestEquity	Gexpro Services	Canada Branch Division	All Other(1)
Offices	3	5	3	2	1
Distribution centers/warehouses	8	40	30	1	—
Branch locations	5	—	—	38	—
Other (2)	1	—	—	—	—
Total	17	45	33	41	1
(1)Includes our principal executive office.
(2)Unoccupied facility related to a discontinued business in a prior year.

While we believe that our facilities are adequate to meet our current needs, we will continue to assess the location and operation of our facilities to determine whether they meet the strategic needs of our business.

ITEM 3. LEGAL PROCEEDINGS.

See Note 15 – Commitments and Contingencies to our consolidated financial statements, included in Item 8. Financial Statements and Supplementary Data, which is hereby incorporated herein by reference, for a description of certain of our pending legal proceedings, which are hereby incorporated herein by reference. In addition, the Company is involved in legal actions that arise in the ordinary course of business.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Stock Price Data

The DSG common stock is traded on the Nasdaq Global Select Market under the symbol of DSGR. On February 28, 2025, the closing sales price of our common stock was $29.48 and the number of stockholders of record was 256. We did not declare or pay dividends in 2024, 2023 or 2022 and the Company currently has no plans to declare or pay dividends in the foreseeable future. Dividends are subject to certain restrictions based on terms detailed in our Amended Credit Agreement. Information about our equity compensation plans may be found in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this report which is hereby incorporated by reference.

Repurchases of Equity Securities

The Board of Directors previously authorized a stock repurchase program that permits the Company to repurchase DSG common stock from time to time in open market transactions, privately negotiated transactions or by other methods. In December 2023 the Board of Directors increased the repurchase program by $25.0 million, bringing the total authorized to $37.5 million. We had $26.4 million of remaining availability under the stock repurchase program as of December 31, 2024. The stock repurchase program does not have an expiration date.

The following table summarizes repurchases of DSG common stock for the three months ended December 31, 2024 under the repurchase program described above and excludes shares withheld from employees to satisfy tax withholding requirements on option exercises and other equity-based transactions. For additional information about our repurchases of DSG common stock, see Note 2 – Summary of Significant Accounting Policies and Note 11 – Stockholders’ Equity.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1 through October 31, 2024	—	$—	—	$—
November 1 through November 30, 2024	—	—	—	—
December 1 through December 31, 2024	—	—	—	—
Total	—		—

Stock Price Performance Graph
The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent we specifically incorporate it by reference into such filing.

The following stock performance graph compares the cumulative total stockholder return of DSG common stock against the Russell 2000 Index and a peer group (the “Peer Group”). The Peer Group is composed of W.W. Grainger, Inc., Fastenal Company, MSC Industrial Direct Co., Inc., Applied Industrial Technologies, Inc., DXP Enterprises, Inc. and Global Industrial Company. The graph assumes the value of the investment in our DSG common stock and each index was $100 at December 31, 2019 and all dividends paid by those companies included in the indices were reinvested. The graph is based on historical data and is not necessarily indicative of future performance.

Comparison of 5-Year Cumulative Total Return
Total Shareholder Return ($)
$350
$300
$250
$200
$150
$100
$50
2019
2020
2021
2022
2023
2024
Year Ended
DSG
Russell 2000 Index
Peer Group

	December 31,
	2019	2020	2021	2022	2023	2024
DSG	$100.00	$97.70	$105.11	$70.75	$121.15	$132.05
Russell 2000 Index	100.00	119.96	137.74	109.58	128.14	142.92
Peer Group	100.00	135.35	179.74	174.64	258.21	320.60

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of DSG’s financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and related notes included in this Annual Report on Form 10-K, the audited consolidated financial statements and accompanying notes included in DSG’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on March 7, 2024, the audited consolidated financial statements and accompanying notes included in DSG’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 14, 2023 and the Lawson Products, Inc. unaudited condensed consolidated financial statements and accompanying notes included in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, filed on April 28, 2022.

This section of the Annual Report on Form 10-K generally discusses the years ended December 31, 2024 and 2023 and the year-over-year comparisons between the years ended December 31, 2024 and 2023. As a result of the change in our operating and reportable segments during the third quarter of 2024, this section also presents year-over-year comparisons between the years ended December 31, 2023, and 2022 on a recasted basis to reflect the change. For additional details about our segment realignment in the third quarter of 2024, see Note 1 – Nature of Operations and Basis of Presentation in Item 8. Financial Statements and Supplementary Data.

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

Canada Branch Division combines the operations of our Bolt and Source Atlantic subsidiaries, which distribute industrial MRO supplies, safety products, fasteners, power tools and related value-add services to the Canadian MRO market through the sale of products and services via warehouse shipments and to its walk-up customers through 38 branch locations.

In addition to these four reportable segments, we have an “All Other” category which includes unallocated DSG holding company costs that are not directly attributable to the ongoing operating activities of our reportable segments.

Recent Events

2024 Business and Asset Acquisitions

On November 18, 2024, DSG acquired the assets of ConRes Test Equipment, (“ConRes TE” and the “ConRes TE Transaction”). These assets were acquired to expand TestEquity’s test equipment offerings and value-add service capabilities in all of our end markets. The results of operations from the additional assets acquired from ConRes TE have been included in the TestEquity reportable segment subsequent to its acquisition date.

On October 30, 2024, DSG completed the acquisition of Tech-Component Resources Pte Ltd (“TCR” and the “TCR Transaction”). TCR is a distributor of fasteners, mechanical components, and other industrial products in Southeast Asia. TCR was acquired to provide us with a strategic foothold in this growing region. The results of operations of TCR have been included in the Gexpro Services reportable segment subsequent to its acquisition date.

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

On May 1, 2024, DSG completed the acquisition of S&S Automotive Inc. (“S&S Automotive” and the “S&S Automotive Transaction”). S&S Automotive is a distributor of automotive, industrial, and safety supplies primarily to the automotive dealership market based near Chicago in Woodridge, Illinois. S&S Automotive was acquired to expand Lawson’s services and products to the automotive end market. The results of operations of S&S Automotive have been included in the Lawson reportable segment subsequent to its acquisition date.

On January 19, 2024, DSG acquired the assets of Safety Supply Illinois LLC, conducting business as Emergent Safety Supply (“ESS” and the “ESS Transaction”). ESS is a national distributor of safety products based near Chicago in Batavia, Illinois. ESS was acquired to expand Lawson’s safety product category. The results of operations of ESS have been included in the Lawson reportable segment subsequent to its acquisition date.

Refer to Note 3 – Business and Asset Acquisitions in Item 8. Financial Statements and Supplementary Data for additional information about these acquisitions.

Debt Amendment

On August 14, 2024, the Company entered into the Third Amendment to Amended and Restated Credit Agreement (the “Third Amendment”). The Third Amendment provided for an additional $200 million incremental term loan and a $55 million increase in the senior secured revolving credit facility to $255 million, and permits the Company to increase the commitments under the agreement from time to time by up to $300 million in the aggregate, subject to, among other things, receipt of additional commitments from existing and/or new lenders and pro forma compliance with certain financial covenants. Refer to Note 9 – Debt in Item 8. Financial Statements and Supplementary Data for additional information about DSG’s credit agreement.

Sales Drivers

DSG believes that the Purchasing Managers Index (“PMI”) published by the Institute for Supply Management is an indicative measure of the relative strength of the economic environment of the industry in which it operates. The PMI is a composite index of economic activity in the U.S. manufacturing sector. A measure of the PMI index above 50 is generally viewed as indicating an expansion of the manufacturing sector while a measure below 50 is generally viewed as representing a contraction. The average monthly PMI was 48.3 in the year ended December 31, 2024, compared to 47.1 in the year ended December 31, 2023, and 53.5 in the year ended December 31, 2022.

Lawson Sales Drivers

The North American MRO market is highly fragmented. Lawson competes for business with several national distributors as well as a large number of regional and local distributors. The MRO business is impacted by the overall strength of the manufacturing sector of the U.S. economy.

Lawson’s revenue is also influenced by the number of sales representatives and their productivity. Lawson plans to continue concentrating its efforts on increasing the productivity and size of its sales team. Additionally, Lawson drives revenue through the expansion of products sold to existing customers as well as attracting new customers and additional ship-

to locations. Lawson also is expanding its inside sales team to help drive field sales representative productivity and also utilizes an e-commerce site to generate sales.

TestEquity Sales Drivers

Across the test and measurement, industrial and electronic production supplies businesses, the North American market is highly fragmented with competitors ranging from large global distributors to national and regional distributors.

Through the Hisco Transaction, TestEquity expanded its product offerings, including adhesives, chemicals and tapes as well as specialty materials such as electrostatic discharge, thermal management materials and static shielding bags. Hisco operates in 32 locations across North America, including its Precision Converting facilities that provide value-added fabrication and its Adhesive Materials Group that provides an array of custom repackaging solutions. Hisco also offers vendor-managed inventory and Radio Frequency Identification (“RFID”) programs with specialized warehousing for chemical management, logistics services and cold storage.

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

Canada Branch Division Sales Drivers

Canada Branch Division combines the operations of our Bolt and Source Atlantic subsidiaries, which distribute industrial MRO supplies, safety products, fasteners, power tools and related value-add services to the Canadian MRO market through the sale of products and services via warehouse shipments and to its walk-up customers through 38 branch locations. Source Atlantic was acquired to expand DSG’s operating footprint in the Canadian market.

Canada Branch Division’s strategy is to grow revenue through increasing wallet share with existing customers, via introduction of new product lines and services in geographic areas that were underserviced previously. Additionally, Canada Branch Division will engage new customers and additional ship-to locations with its national sales team.

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

Because of the nature of the information that may have been compromised, DSG was required to notify the parties whose information was potentially compromised of the incident as well as various governmental agencies and has taken other actions, such as offering credit monitoring services. On April 4, 2023, a putative class action lawsuit was filed against DSG related to the Cyber Incident (the “Cyber Incident Suit”). At December 31, 2024, DSG had not incurred material costs as a result of the Cyber Incident. For more information about the Cyber Incident Suit, refer to Note 15 – Commitments and Contingencies within Item 8. Financial Statements and Supplementary Data.

Factors Affecting Comparability to Prior Periods

Our results of operations are not directly comparable on a year-over-year basis due to various business combinations. We account for acquisitions under Accounting Standards Codification 805, Business Combinations (“ASC 805”). Accordingly, the results of acquisitions are only included subsequent to their respective acquisition dates. Business combinations that affected the year-over-year comparability of our financial results were as follows:

2024 Comparability Factors

Refer to the 2024 Business Acquisitions section above for a description of each acquisition completed in 2024 and the reportable segment that each acquisition’s respective results of operations is included in.

2023 Comparability Factors

On June 8, 2023, we completed the acquisition of HIS Company, Inc. The results of operations of HIS Company, Inc. have been included in the TestEquity reportable segment subsequent to the acquisition date.

2022 Comparability Factors

On April 1, 2022 (the “Merger Date”) we completed the Mergers whereby TestEquity and Gexpro Services became wholly-owned subsidiaries of DSG. The Mergers were accounted for as a reverse merger under the accounting guidance for reverse acquisitions as provided in ASC 805. Under this guidance, TestEquity and Gexpro Services were treated as a combined entity as the accounting acquirer for financial reporting purposes, and DSG was identified as the accounting acquiree. This determination was primarily made as TestEquity and Gexpro Services were under the common control of an entity that owned a majority of the voting rights of the combined entity, and therefore, only DSG experienced a change in control. Accordingly, the results of operations for the year ended December 31, 2022 include the results of operations of TestEquity and Gexpro Services on a consolidated basis for the full year, and the results of operations of DSG’s legacy Lawson, Canada Branch Division and All Other have only been included subsequent to the April 1, 2022 Merger Date.

2022 Supplemental Information - Lawson and Canada Branch Division Pro Forma Operating Income and Non-GAAP Adjusted EBITDA

For management to discuss Lawson’s and Canada Branch Division’s operating results on a comparable basis, Lawson’s and Canada Branch Division’s GAAP results of operations were adjusted to include Lawson’s and Canada Branch Division’s historical pre-merger components of operating income, prior to the April 1, 2022 Merger Date, along with pre-merger pro forma adjustments prepared under SEC Regulation S-X Article 11, in order to reflect the total operating activities attributable to Lawson and Canada Branch Division for each period presented. Management believes this supplemental information provides the most meaningful basis of comparison for Lawson’s and Canada Branch Division’s operations, is more useful in identifying current business trends, and is important for the users of our financial statements in understanding Lawson’s and Canada Branch Division’s businesses. Refer to Note 1 – Nature of Operations and Basis of Presentation and Note 3 – Business and Asset Acquisitions within Item 8. Financial Statements and Supplementary Data for information about the Mergers.

This supplemental information may not reflect the actual results we would have achieved had the Mergers occurred at the beginning of 2022 and should not be viewed as a substitute for the results of operations presented in accordance with GAAP. Lawson’s and Canada Branch Division’s historical operating results prior to the Mergers were obtained from the unaudited condensed consolidated financial statements included in the Lawson Products, Inc. Quarterly Report on Form 10-Q filed for the quarterly period ended March 31, 2022. The pro forma adjustments were obtained from the unaudited pro forma condensed combined financial information included in DSG’s Current Report on Form 8-K/A filed on August 24, 2023.

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

Non-GAAP Adjusted EBITDA

Management believes Adjusted EBITDA is an important measure of the Company’s operating performance and may provide investors with additional meaningful comparisons between current results and results in prior operating periods because Adjusted EBITDA excludes certain non-operational or non-cash items whose fluctuations from period to period do not necessarily correspond to changes in the operating performance of our business and consequently may impact the overall comparability from period to period. We define Adjusted EBITDA as operating income plus depreciation and amortization, stock-based compensation, severance and acquisition related retention costs, costs related to the execution and integration of acquisitions, inventory net realizable value adjustments, amortization of fair value step-up resulting from acquisitions and other non-recurring items. Management uses operating income and Adjusted EBITDA to evaluate the performance of its reportable segments. See Note 14 – Segment Information of our consolidated financial statements within Item 8. Financial Statements and Supplementary Data for additional information about our reportable segments.

The following table provides a reconciliation of Net income to Adjusted EBITDA on a consolidated basis and Operating income to Adjusted EBITDA by segment for the years ended December 31, 2024, 2023 and 2022. A reconciliation of Net income to Adjusted EBITDA by segment is not provided because management does not determine or review net income at the segment level and does not allocate non-operating costs and expenses to its segments, such as income taxes, interest expense, and various other non-operating income and expense.

Reconciliation of Net Income (Loss) to Non-GAAP Adjusted EBITDA (Unaudited)

	Year Ended December 31, 2024
(in thousands)	Lawson	TestEquity	Gexpro Services	Canada Branch Division	All Other	Consolidated
Net income (loss)						$(7,332)
Income tax expense (benefit)						6,796
Other income (expense), net						358
Change in fair value of earnout liabilities						988
Interest expense						55,145
Operating income (loss)	$14,555	$3,967	$36,533	$6,024	$(5,124)	$55,955
Depreciation and amortization	24,349	30,799	15,489	3,739	—	74,376
Stock-based compensation(1)	4,132	433	—	—	668	5,233
Severance and acquisition related retention expenses(2)	4,937	17,791	460	49	(1)	23,236
Acquisition related costs(3)	7,023	2,251	1,501	23	(656)	10,142
Inventory net realizable value adjustment(4)	—	—	—	—	—	—
Inventory step-up(5)	1,066	—	—	1,816	—	2,882
Other non-recurring(6)	337	1,047	1,792	—	257	3,433
Adjusted EBITDA	$56,399	$56,288	$55,775	$11,651	$(4,856)	$175,257

	Year Ended December 31, 2023
(in thousands)	Lawson	TestEquity	Gexpro Services	Canada Branch Division	All Other	Consolidated
Net income (loss)						$(8,967)
Income tax expense (benefit)						6,960
Other income (expense), net						2,982
Change in fair value of earnout liabilities						(758)
Interest expense						42,774
Operating income (loss)	$32,498	$(16,465)	$27,000	$5,731	$(5,773)	$42,991
Depreciation and amortization	19,532	26,002	15,986	2,068	—	63,588
Stock-based compensation(1)	7,940	—	—	—	—	7,940
Severance and acquisition related retention expenses(2)	476	23,949	238	3	—	24,666
Acquisition related costs(3)	3,015	6,215	1,081	—	1,250	11,561
Inventory net realizable value adjustment(4)	—	—	—	—	—	—
Inventory step-up(5)	—	3,582	—	—	—	3,582
Other non-recurring(6)	202	—	886	—	1,620	2,708
Adjusted EBITDA	$63,663	$43,283	$45,191	$7,802	$(2,903)	$157,036

	Year Ended December 31, 2022
(in thousands)	Lawson(7)	TestEquity	Gexpro Services	Canada Branch Division(7)	All Other(7)	Consolidated
Net income (loss)						$7,406
Income tax expense (benefit)						5,531
Other income (expense), net						670
Change in fair value of earnout liabilities						483
Loss on extinguishment of debt						3,395
Interest expense						24,301
Operating income (loss)	$6,536	$11,375	$21,291	$4,614	$(2,030)	$41,786
Depreciation and amortization	10,594	17,480	15,175	1,937	—	45,186
Stock-based compensation(1)	2,448	—	—	—	—	2,448
Severance and acquisition related retention expenses(2)	1,429	1,095	266	6	—	2,796
Acquisition related costs(3)	4,698	4,786	5,957	—	—	15,441
Inventory net realizable value adjustment(4)	1,737	—	—	—	—	1,737
Inventory step-up(5)	1,943	—	163	761	—	2,867
Other non-recurring(6)	1,199	—	354	—	44	1,597
Adjusted EBITDA	$30,584	$34,736	$43,206	$7,318	$(1,986)	$113,858

(1)    Expense (benefit) primarily for stock-based compensation, of which a portion varies with the Company’s stock price.
(2)    Includes severance expense from actions taken not related to a formal restructuring plan and acquisition related retention expenses.
(3)    Transaction and integration costs related to acquisitions.
(4)    Inventory net realizable value adjustment recorded to reduce inventory related to discontinued products where the anticipated net realizable value was lower than the cost reflected in our records.
(5)    Inventory fair value step-up adjustment for acquisition accounting related to acquisitions completed.
(6)    Other non-recurring costs consist of certain non-recurring strategic projects and other non-recurring items.
(7)    Includes the operating results of Lawson, Canada Branch Division and All Other subsequent, but not prior, to the April 1, 2022 Merger Date in accordance with GAAP accounting guidance for reverse acquisitions.

Composition of Results of Operations

The following results of operations for the years ended December 31, 2024 and 2023 include the combined operations of DSG, while the following results of operations for the year ended December 31, 2022 include the accounts of the TestEquity and Gexpro Services combined entity, as the accounting acquirer, for the full year, and the results of DSG’s legacy Lawson, Canada Branch Division and All Other businesses have only been included for activity subsequent, and not prior, to the April 1, 2022 Merger Date.

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

RESULTS OF OPERATIONS FOR 2024 AS COMPARED TO 2023

Consolidated Results of Operations

	Year Ended December 31,
	2024		2023
(Dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue

Revenue
Lawson	$469,044	26.0%	$468,711	29.8%
TestEquity	771,180	42.7%	641,768	40.9%
Gexpro Services	440,723	24.4%	405,733	25.8%
Canada Branch Division	125,099	6.9%	55,890	3.6%
Intersegment revenue elimination	(1,942)	(0.1)%	(1,700)	(0.1)%
Total Revenue	1,804,104	100.0%	1,570,402	100.0%
Cost of goods sold
Lawson	211,784	11.7%	203,251	12.9%
TestEquity	595,368	33.0%	499,916	31.8%
Gexpro Services	302,228	16.8%	284,664	18.1%
Canada Branch Division	82,897	4.6%	32,396	2.1%
Intersegment cost of goods sold elimination	(1,948)	(0.1)%	(1,700)	(0.1)%
Total Cost of goods sold	1,190,329	66.0%	1,018,527	64.9%
Gross profit	613,775	34.0%	551,875	35.1%
Selling, general and administrative expenses
Lawson	242,705	13.5%	232,962	14.8%
TestEquity	171,845	9.5%	158,317	10.1%
Gexpro Services	101,962	5.7%	94,069	6.0%
Canada Branch Division	36,178	2.0%	17,763	1.1%
All Other	5,130	0.3%	5,773	0.4%
Total Selling, general and administrative expenses	557,820	30.9%	508,884	32.4%
Operating income (loss)	55,955	3.1%	42,991	2.7%
Interest expense	(55,145)	(3.1)%	(42,774)	(2.7)%
Change in fair value of earnout liabilities	(988)	(0.1)%	758	—%
Other income (expense), net	(358)	—%	(2,982)	(0.2)%
Income (loss) before income taxes	(536)	—%	(2,007)	(0.1)%
Income tax expense (benefit)	6,796	0.4%	6,960	0.4%
Net income (loss)	$(7,332)	(0.4)%	$(8,967)	(0.6)%

Overview of Consolidated Results of Operations

Our consolidated revenue increased $233.7 million for 2024 compared to 2023 primarily driven by $268.2 million of revenue from acquisitions completed in 2023 and 2024 offset by a decline in organic revenue of $34.5 million. Consolidated Gross profit and Selling, general and administrative expenses also increased over the prior year primarily driven by the inclusion of the Hisco, ESS, S&S, Source Atlantic, TCR and ConRes TE acquisitions completed in 2023 and 2024.

Refer to Results by Reportable Segment below for a complete discussion of our results of operations.

Results by Reportable Segment

Lawson Segment

	Year Ended December 31,		Change
(Dollars in thousands)	2024	2023	Amount	%

Revenue from external customers	$468,976	$468,379	$597	0.1%
Intersegment revenue	68	332	(264)	(79.5)%
Revenue	469,044	468,711	333	0.1%
Cost of goods sold	211,784	203,251	8,533	4.2%
Gross profit	257,260	265,460	(8,200)	(3.1)%
Selling, general and administrative expenses	242,705	232,962	9,743	4.2%
Operating income (loss)	$14,555	$32,498	$(17,943)	(55.2)%
Gross profit margin	54.8%	56.6%

Adjusted EBITDA(1)	$56,399	$63,663	$(7,264)	(11.4)%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of operating income to Adjusted EBITDA.

Revenue and Gross Profit

Revenue increased $0.3 million, or 0.1%, to $469.0 million in 2024 compared to revenue of $468.7 million in 2023. The increase was primarily driven by $39.8 million of revenue generated from the acquisitions completed in 2024 and strengthening sales within the automotive end market of $2.9 million, offset by a decline in sales to Lawson’s core, governmental and strategic customers of $42.4 million primarily as a result of fewer sales representatives.

Gross profit decreased $8.2 million, or 3.1%, to $257.3 million in 2024 compared to gross profit of $265.5 million in 2023 primarily due to a shift in sales toward larger lower margin profile customers and the amortization of the fair value step-up of inventory of $1.1 million related to the S&S Automotive Transaction. Lawson gross profit as a percent of revenue was 54.8% in 2024 compared to gross profit as a percent of revenue of 56.6% in the prior year. The gross profit margin percentage decrease for 2024 was primarily the result of the amortization of the fair value step-up of inventory of $1.1 million related to the S&S Automotive Transaction, a shift in sales toward larger lower margin profile customers and a lower margin profile from the 2024 acquisitions than its organic margin profile.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of compensation and support for Lawson sales representatives as well as expenses to operate Lawson’s distribution network and overhead expenses.

Selling, general and administrative expenses increased $9.7 million to $242.7 million in 2024 compared to $233.0 million in 2023. Approximately $10.3 million of the increased expenses was driven by the acquisitions completed in 2024 in addition to higher severance and merger and acquisition expenses of $4.5 million and $4.0 million, respectively. These costs were partially offset by a decrease in stock-based compensation expense of $3.8 million and a decrease in variable compensation as a result of lower sales.

Adjusted EBITDA

During 2024, Lawson generated Adjusted EBITDA of $56.4 million, a decrease of 11.4% or $7.3 million from the prior year primarily driven by lower organic revenue and gross profit margin partially offset by contributions of approximately $6.2 million generated by the acquisitions completed in 2024.

TestEquity Segment

	Year Ended December 31,		Change
(Dollars in thousands)	2024	2023	Amount	%

Revenue from external customers	$770,866	$641,643	$129,223	20.1%
Intersegment revenue	314	125	189	151.2%
Revenue	771,180	641,768	129,412	20.2%
Cost of goods sold	595,368	499,916	95,452	19.1%
Gross profit	175,812	141,852	33,960	23.9%
Selling, general and administrative expenses	171,845	158,317	13,528	8.5%
Operating income (loss)	$3,967	$(16,465)	$20,432	(124.1)%
Gross profit margin	22.8%	22.1%

Adjusted EBITDA(1)	$56,288	$43,283	$13,005	30.0%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of operating income (loss) to Adjusted EBITDA.

Revenue and Gross Profit

Revenue increased $129.4 million, or 20.2%, to $771.2 million in 2024 compared to $641.8 million in 2023. The increase was primarily driven by $157.4 million of revenue generated from acquisitions completed in 2024 and 2023, partially offset by a $28.0 million decline in legacy TestEquity revenue due to a slowdown in the electronics assembly market causing softening in the electronic production supplies end markets.

Gross profit increased $34.0 million to $175.8 million in 2024 compared to $141.9 million in 2023 primarily as a result of the inclusion of the acquisitions completed in 2024 and 2023, which generated $39.5 million of additional gross profit during 2024, partially offset by a decrease in gross profit on the decline in legacy TestEquity revenue. TestEquity gross profit as a percent of revenue increased to 22.8% in 2024 compared to 22.1% in the prior year. 2023 included expense of $3.6 million for the amortization of the fair value step-up of inventory related to the acquisition completed in 2023.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of compensation and support for TestEquity’s sales representatives and expenses to operate TestEquity’s distribution network and overhead expenses.

Selling, general and administrative expenses increased $13.5 million to $171.8 million in 2024 compared to $158.3 million in 2023. Approximately $17.3 million of the increased expenses, including depreciation, was driven by the acquisitions completed in 2024 and 2023. These costs were partially offset by lower merger and acquisition expenses of $4.0 million and lower personnel expenses in 2024 compared to 2023 inclusive of severance and acquisition related retention expenses.

Adjusted EBITDA

During 2024, TestEquity generated Adjusted EBITDA of $56.3 million, an increase of $13.0 million from the same period a year ago with an increase of approximately $16.2 million driven by the acquisitions completed in 2024 and 2023, partially offset by a reduction of $3.2 million in legacy TestEquity primarily due to a decline in organic revenue.

Gexpro Services Segment

	Year Ended December 31,		Change
(Dollars in thousands)	2024	2023	Amount	%

Revenue from external customers	$439,163	$404,490	$34,673	8.6%
Intersegment revenue	1,560	1,243	317	25.5%
Revenue	440,723	405,733	34,990	8.6%
Cost of goods sold	302,228	284,664	17,564	6.2%
Gross profit	138,495	121,069	17,426	14.4%
Selling, general and administrative expenses	101,962	94,069	7,893	8.4%
Operating income (loss)	$36,533	$27,000	$9,533	35.3%
Gross profit margin	31.4%	29.8%

Adjusted EBITDA(1)	$55,775	$45,191	$10,584	23.4%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of operating income to Adjusted EBITDA.

Revenue and Gross Profit

Revenue increased $35.0 million, or 8.6%, to $440.7 million in 2024 compared to $405.7 million in 2023. There were two more selling days in the year ended December 31, 2024, compared to the same period a year ago. A selling day generally represents a business day in which Gexpro Services ships products to its customers. Average daily sales increased 7.8% over the same period a year ago. The increase in revenue was primarily driven by increased sales in the renewable energy vertical market of $21.8 million, increased sales in the aerospace and defense vertical market of $6.4 million, strengthening sales within the technology vertical market of $6.7 million and $0.6 million of revenue generated from the acquisition completed in 2024, partially offset by softness within the consumer and industrial vertical market.

Gross profit increased $17.4 million to $138.5 million in 2024 compared to $121.1 million in 2023. Gexpro Services’ gross profit as a percent of revenue was 31.4% in 2024 compared to 29.8% in the prior year period. The gross profit margin percentage improvement for 2024 was primarily the result of strategic sourcing initiatives, supply chain improvements and end market sales mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of sales and marketing expenses primarily relating to compensation, costs associated with supporting Gexpro Services’ service facilities, overhead expenses within finance, legal, human resources and information technology, and other costs required to operate Gexpro Services’ business.

Selling, general, and administrative expenses increased $7.9 million to $102.0 million in 2024 compared to $94.1 million in 2023. The increase was primarily driven by additional consulting costs of $1.8 million to support non-recurring strategic projects, non-recurring legal fees of $1.0 million and investments to support future growth and additional compensation.

Adjusted EBITDA

During 2024, Gexpro Services generated Adjusted EBITDA of $55.8 million, an increase of $10.6 million, or 23.4% from 2023 primarily driven by higher organic revenue and managing gross profit margins, partially offset by an increase in Selling, general, and administrative expenses.

Canada Branch Division Segment

	Year Ended December 31,		Change
(Dollars in thousands)	2024	2023	Amount	%

Revenue from external customers	$125,099	$55,890	$69,209	123.8%
Intersegment revenue	—	—	—	—%
Revenue	125,099	55,890	69,209	123.8%
Cost of goods sold	82,897	32,396	50,501	155.9%
Gross profit	42,202	23,494	18,708	79.6%
Selling, general and administrative expenses	36,178	17,763	18,415	103.7%
Operating income (loss)	$6,024	$5,731	$293	5.1%
Gross profit margin	33.7%	42.0%

Adjusted EBITDA(1)	$11,651	$7,802	$3,849	49.3%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of operating income to Adjusted EBITDA.

Revenue and Gross Profit

Revenue increased $69.2 million, or 123.8%, to $125.1 million in 2024 compared to $55.9 million in 2023. The increase was primarily driven by $70.3 million of revenue generated from the acquisition of Source Atlantic completed in 2024, partially offset by a decline in organic Canada Branch Division revenue of $1.1 million.

Gross profit increased $18.7 million to $42.2 million in 2024 compared to gross profit of $23.5 million in 2023 primarily as a result of the inclusion of the acquisition of Source Atlantic completed in 2024, which generated $18.7 million of additional gross profit during 2024. Gross profit as a percent of revenue decreased to 33.7% in 2024 compared to 42.0% in the prior year primarily due to the lower gross profit margin profile of Source Atlantic as compared to Bolt.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for Canada Branch Division consist of compensation, expenses to operate its distribution network and branch locations and overhead expenses.

Selling, general and administrative expenses increased $18.4 million to $36.2 million in 2024 compared to $17.8 million in 2023. Approximately $18.1 million of the increased expenses, including depreciation, was driven by the acquisition of Source Atlantic completed in 2024.

Adjusted EBITDA

During 2024, Canada Branch Division generated Adjusted EBITDA of $11.7 million, an increase of $3.8 million from the same period a year ago with an increase of approximately $4.1 million driven by the acquisition of Source Atlantic completed in 2024.

Consolidated Non-operating Income and Expense

	Year Ended December 31,		Change
(Dollars in thousands)	2024	2023	Amount	%

Interest expense	$(55,145)	$(42,774)	$(12,371)	28.9%
Change in fair value of earnout liabilities	$(988)	$758	$(1,746)	N/M
Other income (expense), net	$(358)	$(2,982)	$2,624	(88.0)%
Income tax expense (benefit)	$6,796	$6,960	$(164)	(2.4)%
N/M Not meaningful

Interest Expense

Interest expense increased $12.4 million in 2024 compared to 2023 primarily due to an increase in interest rates and higher outstanding borrowings related to the acquisitions of Hisco, S&S Automotive, Source Atlantic, TCR and ConRes TE.

Change in Fair Value of Earnout Liabilities

The $1.0 million expense in 2024 and the $0.8 million benefit in 2023 related to the change in fair value of the earnout liabilities associated with the Frontier acquisition.

Other Income (Expense), Net

Other income (expense), net consists of effects of changes in foreign currency exchange rates, interest income, net and other non-operating income and expenditures. The $2.6 million change in 2024 compared to 2023 was partly due to favorable increases in interest income and favorable changes in foreign currency exchange rates.

Income Tax Expense (Benefit)

Income tax expense was $6.8 million, a (1,267.9)% effective tax rate for the year ended December 31, 2024 compared to income tax expense of $7.0 million and a (346.8)% effective tax rate for the prior year. The change in the year-over-year effective tax rate was primarily due to a change in valuation allowances related to interest expense limitation deferred tax assets. The disproportionate effective tax rates were caused by limitations on the deductibility of interest expense and other permanent items on a small pre-tax loss amount.

RESULTS OF OPERATIONS FOR 2023 AS COMPARED TO 2022

Consolidated Results of Operations

	Year Ended December 31,
	2023		2022
(Dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue

Revenue
Lawson(1)	$468,711	29.8%	$324,783	28.2%
TestEquity	641,768	40.9%	392,358	34.1%
Gexpro Services	405,733	25.8%	385,326	33.5%
Canada Branch Division(1)	55,890	3.6%	48,955	4.3%
Intersegment revenue elimination	(1,700)	(0.1)%	—	—%
Total Revenue	1,570,402	100.0%	1,151,422	100.0%
Cost of goods sold
Lawson(1)	203,251	12.9%	154,030	13.4%
TestEquity	499,916	31.8%	302,980	26.3%
Gexpro Services	284,664	18.1%	272,462	23.7%
Canada Branch Division(1)	32,396	2.1%	31,052	2.7%
Intersegment cost of goods sold elimination	(1,700)	(0.1)%	—	—%
Total Cost of goods sold	1,018,527	64.9%	760,524	66.1%
Gross profit	551,875	35.1%	390,898	33.9%
Selling, general and administrative expenses
Lawson(1)	232,962	14.8%	164,217	14.3%
TestEquity	158,317	10.1%	78,003	6.8%
Gexpro Services	94,069	6.0%	91,573	8.0%
Canada Branch Division(1)	17,763	1.1%	13,289	1.2%
All Other	5,773	0.4%	2,030	0.2%
Total Selling, general and administrative expenses	508,884	32.4%	349,112	30.3%
Operating income (loss)	42,991	2.7%	41,786	3.6%
Interest expense	(42,774)	(2.7)%	(24,301)	(2.1)%
Loss on extinguishment of debt	—	—%	(3,395)	(0.3)%
Change in fair value of earnout liabilities	758	—%	(483)	—%
Other income (expense), net	(2,982)	(0.2)%	(670)	(0.1)%
Income (loss) before income taxes	(2,007)	(0.1)%	12,937	1.1%
Income tax expense (benefit)	6,960	0.4%	5,531	0.5%
Net income (loss)	$(8,967)	(0.6)%	$7,406	0.6%
(1) Includes the operating results of Lawson, Canada Branch Division and All Other subsequent, but not prior, to the April 1, 2022 Merger Date.

Overview of Consolidated Results of Operations

Our consolidated results of operations include the financial impact of the Mergers that were completed on April 1, 2022 and the other acquisitions completed in 2023 and 2022. The increase in gross profit for 2023 compared to 2022 was primarily due to the inclusion of Lawson and Canada Branch Division operations only subsequent, and not prior, to the Merger Date and to the Hisco and other acquisitions completed in 2023 and 2022. Expenses for 2023 were impacted by the other acquisitions completed in 2023 and 2022.

Refer to Results by Reportable Segment below for a complete discussion of our results of operations.

Results by Reportable Segment

Lawson Segment

	Year Ended December 31,		Change
(Dollars in thousands)	2023	2022	Amount	%

Revenue from external customers	$468,379	$324,783	$143,596	44.2%
Intersegment revenue	332	—	332	—%
Revenue	468,711	324,783	143,928	44.3%
Cost of goods sold	203,251	154,030	49,221	32.0%
Gross profit	265,460	170,753	94,707	55.5%
Selling, general and administrative expenses	232,962	164,217	68,745	41.9%
Operating income (loss)	$32,498	$6,536	$25,962	397.2%
Gross profit margin	56.6%	52.6%

Adjusted EBITDA(1)	$63,663	$30,584	$33,079	108.2%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of operating income to Adjusted EBITDA.

Revenue and Gross Profit

Revenue increased $143.9 million, or 44.3%, to $468.7 million in 2023 compared to revenue of $324.8 million in the same period of 2022 primarily due to $125.3 million of revenue in the first quarter of 2023 with no comparable amount in 2022 due to the inclusion of Lawson operations beginning on the Merger Date and not including any Lawson operations prior to the Merger Date. The remaining increase was primarily driven by strengthening sales to Lawson’s strategic and governmental customers and automotive end market customers from a combination of organic growth and the realization of price increases enacted throughout 2022 and 2023 to offset rising supplier costs.

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

Supplemental Information

For management to discuss Lawson’s operating results on a comparable basis, Lawson’s GAAP results of operations were adjusted to include Lawson’s historical pre-merger components of operating income, prior to the April 1, 2022 Merger Date, along with pre-merger pro forma adjustments prepared under SEC Regulation S-X Article 11, in order to reflect the total operating activities attributable to Lawson for each period presented. These pro forma results presented in the tables below are referred to within this supplemental results of operations discussion concerning Lawson as “pro forma”.

Refer to the section titled 2022 Supplemental Information - Lawson and Canada Branch Division Pro Forma Operating Income and Non-GAAP Adjusted EBITDA above for further explanation of the calculation of this supplemental information.

Lawson Pro Forma Results - Calculation of Supplemental Information (Unaudited)

(in thousands)	Year Ended December 31, 2022
Lawson Operating Income	GAAP Results(1)	Pre-Merger Results(2)	Pro-Forma Adjustments(3)	Pro Forma Results(4)

Revenue from external customers	$324,783	$104,902	$—	$429,685
Intersegment revenue	—	—	—	—
Revenue	324,783	104,902	—	429,685
Cost of goods sold	154,030	49,371	—	203,401
Gross profit	170,753	55,531	—	226,284
Selling, general and administrative expenses	164,217	44,435	4,086	212,738
Operating income (loss)	$6,536	$11,096	$(4,086)	$13,546

Lawson Adjusted EBITDA(5)	$30,584	$8,042		$38,626
(1)    Operating income prepared in accordance with GAAP, which includes Lawson’s results of operations subsequent, but not prior, to the April 1, 2022 Merger Date. See Note 1 – Nature of Operations and Basis of Presentation.
(2)    Lawson’s results of operations for the three months ended March 31, 2022, which occurred prior to the April 1, 2022 Merger Date and were not included in the Company’s GAAP operating results under reverse merger acquisition accounting.
(3)    Pro-forma adjustments include the incremental expense related to the fair value adjustment of share-based compensation awards of $1.9 million and the net impact of $2.2 million from the elimination of historical depreciation and amortization expense and recognition of new depreciation expense on the fair value of property, plant and equipment and amortization expense related to identifiable intangible assets.
(4)    Lawson’s pro forma results of operations adjusted for comparability on a period-over-period basis. These results represent Lawson’s total operating activities for the year ended 2022, regardless of the Merger Date (that is, they reflect both pre- and post-Merger results of Lawson, including the pro forma adjustments related to the pre-Merger period).
(5)    Refer to the Non-GAAP Adjusted EBITDA section above for a reconciliation of operating income to Adjusted EBITDA.

Lawson - 2023 as Compared to Pro Forma 2022 (Unaudited)

	Year Ended December 31,		Change
(Dollars in thousands)	2023	Pro Forma 2022(1)	Amount	%

Revenue from external customers	$468,379	$429,685	$38,694	9.1%
Intersegment revenue	332	—	332	—%
Revenue	468,711	429,685	39,026	9.1%
Cost of goods sold	203,251	203,401	(150)	(0.1)%
Gross profit	265,460	226,284	39,176	17.3%
Selling, general and administrative expenses	232,962	212,738	20,224	9.7%
Operating income (loss)	$32,498	$13,546	$18,952	107.5%
Gross profit margin	56.6%	52.7%

Adjusted EBITDA(2)	$63,663	$38,626	$25,037	64.8%
(1)For comparability purposes, Lawson’s GAAP results of operations were adjusted to include the historical unaudited results of Lawson prior to the Merger Date and certain pro-forma adjustments including the incremental expense related to the fair value adjustment of share-based compensation awards and incremental depreciation and amortization expense related to the fair value adjustments of property, plant and equipment and identifiable intangible assets. Refer to the section Factors Affecting Comparability to Prior Periods and the section 2022 Supplemental Information - Lawson and Canada Branch Division Pro Forma Operating Income and Non-GAAP Adjusted EBITDA and the section Lawson Pro Forma Results - Calculation of Supplemental Information (Unaudited) for more information related to the calculation of adjusted amounts.
(2)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of operating income to Adjusted EBITDA.

Revenue and Gross Profit

Revenue increased $39.0 million, or 9.1%, to $468.7 million in 2023 compared to pro forma revenue of $429.7 million in the same period of 2022. The increase was primarily driven by strengthening sales to Lawson’s strategic and governmental customers of $25.2 million and automotive end market customers of $13.5 million from a combination of organic growth and the realization of price increases enacted throughout 2022 and 2023 to offset rising supplier costs.

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

Revenue and Gross Profit

Revenue increased $249.4 million, or 63.6%, to $641.8 million in 2023 compared to $392.4 million in the same period in 2022. The increase was primarily driven by $273.4 million of revenue generated from acquisitions completed in 2023 and 2022 offset by a $24.0 million decline in legacy TestEquity revenue due to a slowdown in the test and measurement market, primarily caused by tightening of capital budgets in TestEquity’s customer base and softening in the EPS end markets.

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

Revenue and Gross Profit

Revenue increased $20.4 million, or 5.3%, to $405.7 million in 2023 compared to $385.3 million in the same period of 2022. The increase was primarily driven by strengthening sales within Gexpro Services’ Aerospace & Defense, Industrial Power, and Transportation end markets of $7.3 million, $17.7 million and $4.9 million, respectively, partially offset by continued softness in the Technology/Semiconductor end markets of $24.5 million. The increase also came from a combination of organic growth and the realization of price increases enacted throughout 2022 and 2023 to offset rising supplier costs.

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

Canada Branch Division Segment

	Year Ended December 31,		Change
(Dollars in thousands)	2023	2022	Amount	%

Revenue from external customers	$55,890	$48,955	$6,935	14.2%
Intersegment revenue	—	—	—	—%
Revenue	55,890	48,955	6,935	14.2%
Cost of goods sold	32,396	31,052	1,344	4.3%
Gross profit	23,494	17,903	5,591	31.2%
Selling, general and administrative expenses	17,763	13,289	4,474	33.7%
Operating income (loss)	$5,731	$4,614	$1,117	24.2%
Gross profit margin	42.0%	36.6%

Adjusted EBITDA(1)	$7,802	$7,318	$484	6.6%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of operating income to Adjusted EBITDA.

Revenue and Gross Profit

Revenue increased $6.9 million, or 14.2%, to $55.9 million in 2023 compared to revenue of $49.0 million in the same period of 2022 primarily due to $14.6 million of revenue in the first quarter of 2023 with no comparable amount in 2022 due to the inclusion of Canada Branch Division operations beginning on the Merger Date and not including any Canada Branch Division operations prior to the Merger Date. This was partially offset by a decrease in the sale of fasteners to corporate customers in 2023 compared to 2022.

Gross profit increased $5.6 million, or 31.2%, to $23.5 million in 2023 compared to gross profit of $17.9 million in the same period of 2022 primarily due to $6.1 million of gross profit in the first quarter of 2023 with no comparable amount in 2022 due to the inclusion of Canada Branch Division operations beginning on the Merger Date and not including any Canada Branch Division operations prior to the Merger Date. Canada Branch Division gross profit as a percent of revenue was 42.0% in 2023 compared to gross profit as a percent of revenue of 36.6% in the prior year period. Gross profit margin for 2022 was impacted by the amortization of the fair value step-up of inventory of $0.8 million related to the Mergers and a shift in sales mix to lower margin products, specifically fasteners sold to corporate customers.
Selling, General and Administrative Expenses

Selling, general and administrative expenses for Canada Branch Division consist of compensation, expenses to operate its distribution network and branch locations and overhead expenses.

Selling, general and administrative expenses increased $4.5 million to $17.8 million in 2023 compared to Selling, general and administrative expenses of $13.3 million in the same period of 2022 primarily due to $4.5 million of Selling, general and administrative expenses in the first quarter of 2023 with no comparable amount in 2022 due to the inclusion of Canada Branch Division operations beginning on the Merger Date and not including any Canada Branch Division operations prior to the Merger Date.

Adjusted EBITDA

During 2023, Canada Branch Division generated Adjusted EBITDA of $7.8 million, an increase of 6.6% or $0.5 million from the same period a year ago primarily due to $2.1 million of Adjusted EBITDA in the first quarter of 2023 with no comparable amount in 2022 due to the inclusion of Canada Branch Division operations beginning on the Merger Date and not including any Canada Branch Division operations prior to the Merger Date.

Supplemental Information

For management to discuss Canada Branch Division’s operating results on a comparable basis, Canada Branch Division’s GAAP results of operations were adjusted to include Canada Branch Division’s historical pre-merger components of operating income, prior to the April 1, 2022 Merger Date, along with pre-merger pro forma adjustments prepared under SEC Regulation S-X Article 11, in order to reflect the total operating activities attributable to Canada Branch Division for each period presented. These pro forma results presented in the tables below are referred to within this supplemental results of operations discussion concerning Canada Branch Division as “pro forma”.

Refer to the section titled 2022 Supplemental Information - Lawson and Canada Branch Division Pro Forma Operating Income and Non-GAAP Adjusted EBITDA above for further explanation of the calculation of this supplemental information.

Canada Branch Division Pro Forma Results - Calculation of Supplemental Information (Unaudited)

(in thousands)	Year Ended December 31, 2022
Canada Branch Division Operating Income	GAAP Results(1)	Pre-Merger Results(2)	Pro-Forma Adjustments(3)	Pro Forma Results(4)

Revenue from external customers	$48,955	$12,975	$—	$61,930
Intersegment revenue	—	—	—	—
Revenue	48,955	12,975	—	61,930
Cost of goods sold	31,052	8,008	—	39,060
Gross profit	17,903	4,967	—	22,870
Selling, general and administrative expenses	13,289	3,987	—	17,276
Operating income (loss)	$4,614	$980	$—	$5,594

Canada Branch Division Adjusted EBITDA(5)	$7,318	$1,128	$—	$8,446
(1)    Operating income prepared in accordance with GAAP, which includes Canada Branch Division’s results of operations subsequent, but not prior, to the April 1, 2022 Merger Date. See Note 1 – Nature of Operations and Basis of Presentation.
(2)    Canada Branch Division’s results of operations for the three months ended March 31, 2022, which occurred prior to the April 1, 2022 Merger Date and were not included in the Company’s GAAP operating results under reverse merger acquisition accounting.
(3)    There were no significant pro-forma adjustments for Canada Branch Division.
(4)    Canada Branch Division’s pro forma results of operations adjusted for comparability on a period-over-period basis. These results represent Canada Branch Division’s total operating activities for the year ended 2022, regardless of the Merger Date (that is, they reflect both pre- and post-Merger results of Canada Branch Division, including the pro forma adjustments related to the pre-Merger period).
(5)    Refer to the Non-GAAP Adjusted EBITDA section above for a reconciliation of operating income to Adjusted EBITDA.

Canada Branch Division - 2023 as Compared to Pro Forma 2022 (Unaudited)

	Year Ended December 31,		Change
(Dollars in thousands)	2023	Pro Forma 2022(1)	Amount	%

Revenue from external customers	$55,890	$61,930	$(6,040)	(9.8)%
Intersegment revenue	—	—	—	—%
Revenue	55,890	61,930	$(6,040)	(9.8)%
Cost of goods sold	32,396	39,060	(6,664)	(17.1)%
Gross profit	23,494	22,870	624	2.7%
Selling, general and administrative expenses	17,763	17,276	487	2.8%
Operating income (loss)	$5,731	$5,594	$137	2.4%
Gross profit margin	42.0%	36.9%

Adjusted EBITDA(2)	$7,802	$8,446	$(644)	(7.6)%
(1)For comparability purposes, Canada Branch Division’s GAAP results of operations were adjusted to include the historical unaudited results of Canada Branch Division prior to the Merger Date and certain pro-forma adjustments including the incremental expense related to the fair value adjustment of share-based compensation awards and incremental depreciation and amortization expense related to the fair value adjustments of property, plant and equipment and identifiable intangible assets. Refer to the section Factors Affecting Comparability to Prior Periods and the section 2022 Supplemental Information - Lawson and Canada Branch Division Pro Forma Operating Income and Non-GAAP Adjusted EBITDA and the section Canada Branch Division Pro Forma Results - Calculation of Supplemental Information (Unaudited) for more information related to the calculation of adjusted amounts.
(2)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of operating income to Adjusted EBITDA.

Revenue and Gross Profit

Revenue decreased $6.0 million, or 9.8%, to $55.9 million in 2023 compared to pro forma revenue of $61.9 million in the same period of 2022 primarily driven by a decrease in the sale of fasteners to corporate customers of $7.2 million and an unfavorable currency impact of $2.0 million, partially offset by an increase in branch sales of $3.2 million.

Gross profit increased $0.6 million to $23.5 million in 2023 compared to pro forma gross profit of $22.9 million in the same period of 2022 primarily as a result of a shift in sales mix to higher margin products. Canada Branch Division gross profit as a percent of revenue was 42.0% in 2023 compared to pro forma gross profit as a percent of pro forma revenue of 36.9% in the prior year period. The pro forma gross profit margin percentage for 2022 was impacted by the amortization of the fair value step-up of inventory of $0.8 million related to the Mergers and a shift in sales mix to lower margin products, specifically fasteners sold to corporate customers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for Canada Branch Division consist of compensation, expenses to operate its distribution network and branch locations and overhead expenses.

Selling, general and administrative expenses increased $0.5 million to $17.8 million in 2023 compared to pro forma Selling, general and administrative expenses of $17.3 million in the same period of 2022. The increase was primarily driven by higher employee compensation costs.

Adjusted EBITDA

During 2023, Canada Branch Division generated Adjusted EBITDA of $7.8 million, a decrease of 7.6% or $0.6 million from the same period a year ago primarily driven by a decrease in Canada Branch Division revenue partially offset by an increase in gross profit margin and Selling, general and administrative expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $66.5 million on December 31, 2024 compared to $83.9 million on December 31, 2023.

The Company believes its current balances of cash and cash equivalents, availability under its Amended Credit Agreement and cash flows from operations will be sufficient to meet its liquidity needs for the next twelve months. On August 14, 2024, the Company borrowed $200 million under the incremental term loan of the Amended Credit Agreement. The Company used a portion of these proceeds to fund the Source Atlantic Transaction. As of December 31, 2024, the Company had $66.5 million of cash and cash equivalents and $253.0 million of borrowing availability remaining, net of outstanding letters of credit, under the Amended Credit Agreement.

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

Sources and Uses of Cash

The following table presents a summary of our cash flows:

(in thousands)	December 31, 2024	December 31, 2023	Change
Net cash provided by (used in) operating activities	$56,453	$102,286	$(45,833)
Net cash provided by (used in) investing activities	$(229,683)	$(278,523)	$48,840
Net cash provided by (used in) financing activities	$159,301	$250,406	$(91,105)

Cash Provided by (Used in) Operating Activities

Net cash provided by operations for the year ended December 31, 2024 was $56.5 million primarily due to non-cash items, partially offset by a net loss, payments of $34.6 million related to the Hisco retention bonuses and other net cash flow items.

Net cash provided by operations for the year ended December 31, 2023 was $102.3 million, primarily due to non-cash items, partially offset by a net loss and improvements in working capital.

Cash Provided by (Used in) Investing Activities

Net cash used in investing activities for the year ended December 31, 2024 was $229.7 million, primarily due to the purchase of ESS, S&S Automotive, Source Atlantic, TCR and certain assets of ConRes TE as well as purchases of property, plant and equipment and rental equipment. This was partially offset by the sale of property, plant and equipment and rental equipment.

Net cash used in investing activities for the year ended December 31, 2023 was $278.5 million, primarily due to the Hisco Transaction, as well as purchases of property, plant and equipment and rental equipment which was partially offset by the sale of rental equipment.

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the year ended December 31, 2024 was $159.3 million primarily due to borrowings under the Company’s credit facility partially offset by principal payments on the term loans. In conjunction with the Source Atlantic Transaction, the Company borrowed $200 million under the incremental term loan facility on August 14, 2024. During 2024, deferred financing costs of $2.1 million were incurred related to the Amended Credit Agreement.

Net cash provided by financing activities for the year ended December 31, 2023 was $250.4 million, due to borrowings under the Company’s credit facility and proceeds from a rights offering that we completed during the second quarter of 2023, partially offset by repayment of previous indebtedness and principal payments on the term loans. In conjunction with the Hisco Transaction, the Company borrowed $305.0 million under the incremental term loan facility on June 8, 2023 and raised approximately $98.5 million, net of offering costs, through the rights offering. During 2023, deferred financing costs of $3.4 million were incurred related to the First Amendment, dated June 8, 2023, to the Company’s credit facility.

Financing and Capital Requirements

Credit Facility

On August 14, 2024, in connection with the Source Atlantic Transaction, DSG entered into the Third Amendment, which provided for an additional $200 million incremental term loan and a $55 million increase in the Company’s senior secured revolving credit facility, and permits the Company to increase the commitments under the credit facility from time to time by up to $300 million in the aggregate, subject to, among other things, receipt of additional commitments from existing and/or new lenders and pro forma compliance with certain financial covenants.

As amended, the Amended Credit Agreement includes a $255 million senior secured revolving credit facility, a $250 million senior secured initial term loan facility, $505 million of incremental term loans, and a $50 million senior secured delayed draw term loan facility. Refer to Note 9 – Debt within Item 8. Financial Statements and Supplementary Data for a description of the Amended Credit Agreement.

On December 31, 2024, we had $739.9 million in outstanding borrowings under the Amended Credit Agreement and $253.0 million of borrowing availability remaining, net of outstanding letters of credit, under the senior secured revolving credit facility component.

As of December 31, 2024, we were in compliance with all financial covenants under our Amended Credit Agreement. While we were in compliance with our financial covenants as of December 31, 2024, failure to meet the covenant requirements of the Amended Credit Agreement in future quarters could lead to higher financing costs and increased restrictions, reduce or eliminate our ability to borrow funds, or accelerate the payment of our indebtedness and could have a material adverse effect on our business, financial condition and results of operations.

Purchase Commitments

As of December 31, 2024, we had contractual commitments to purchase approximately $173 million of products from our suppliers and contractors over the next twelve months.

Capital Expenditures

During the year ended December 31, 2024, total capital expenditures for property, plant and equipment and rental equipment were $23.2 million excluding proceeds from the sale of rental equipment. The Company expects to spend approximately $20 million to $25 million for capital expenditures during 2025 to support ongoing operations.

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

During 2024, the Company repurchased 85,644 shares of DSG common stock at an average cost of $30.13 per share for a total cost of $2.6 million. During 2023, the Company repurchased 138,725 shares of DSG common stock at an average cost of $26.09 per share for a total cost of $3.6 million. The remaining availability for stock repurchases under the program was $26.4 million at December 31, 2024. See Note 11 – Stockholders’ Equity within Item 8. Financial Statements and Supplementary Data for further information.

Retention Bonuses

Under the Hisco Purchase Agreement, DSG became obligated to pay $37.5 million in cash or DSG common stock in retention bonuses to certain Hisco employees that remain employed with Hisco or its affiliates for at least twelve months after the closing of the Hisco Transaction. Pursuant to the Hisco Purchase Agreement, the Company paid $1.8 million of the retention bonuses in 2023 and $34.6 million in 2024, with the remaining balance of $1.1 million to be paid in 2025.

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

The loans under the Amended Credit Agreement bear interest, at the Company’s option, at a rate equal to (i) the Alternate Base Rate or the Canadian Prime Rate (each as defined in the Amended Credit Agreement), plus, in each case, an additional margin ranging from 0.0% to 1.75% per annum, depending on the total net leverage ratio of the Company and its restricted subsidiaries as of the most recent determination date under the Amended Credit Agreement or (ii) the Adjusted Term SOFR Rate or the CORRA Rate (each as defined in the Amended Credit Agreement), plus, in each case, an additional margin ranging from 1.0% to 2.75% per annum, depending on the total net leverage ratio of the Company and its restricted subsidiaries as of the most recent determination date under the Amended Credit Agreement. Refer to Note 9 – Debt within Item 8. Financial Statements for additional information about the Amended Credit Agreement.

As of December 31, 2024, 100% of our debt was floating rate debt. A hypothetical increase/decrease in interest rates of 100 basis points would increase/decrease our annual interest expense by approximately $7.4 million. We have not entered into, and currently do not intend to enter into, interest rate swaps or other derivative financial instruments to mitigate the impact of fluctuations in interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following information is presented in this item:

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Distribution Solutions Group, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Distribution Solutions Group, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes and financial statement schedule included under Item 15(a)(1) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 6, 2025 expressed an unqualified opinion.

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

Business Acquisitions – Valuation of acquired Intangible Assets
As described further in Note 3 to the financial statements, the Company acquired S&S Automotive Inc. (S&S Automotive) on May 1, 2024, and Source Atlantic Limited (Source Atlantic) on August 14, 2024, for a combined purchase price of approximately $183.2 million, net of cash acquired. The Company allocated the purchase price, on a preliminary basis, to the assets acquired and liabilities assumed based on their respective fair values, including identified intangible assets of $58.5 million.

The principal considerations for our determination that the valuation of acquired customer relationships and trade names is a critical audit matter are (i) the significant judgment by management when determining assumptions used in the fair value measurement of acquired intangible assets and (ii) the high degree of auditor judgment and subjectivity in performing procedures and evaluating management’s significant assumptions relating to the projected forecasted information including revenue growth rates, weighted average costs of capital (WACC), and royalty rates.

Our audit procedures related to the valuation of the acquired intangible assets included the following, among others:

(i) we tested the design and operating effectiveness of the controls over the Company’s acquisition and valuation process, including review of the valuation models, significant assumptions used, and the completeness and accuracy of the underlying data used

(ii) we reviewed the projected forecasted information including forecasted revenue growth rate by assessing the reasonableness of management’s forecasts compared to historical results and forecasted industry trends

(iii) with the assistance of our valuation specialists, we assessed the assumptions and methodologies used in developing the WACC and royalty rates by developing a range of independent estimates and comparing those to the rates selected by management. We also involved our valuation specialists to validate the assumptions and methodologies used in valuing the intangible assets.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2023.

Dallas, Texas
March 6, 2025

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Distribution Solutions Group, Inc.
Chicago, Illinois

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows and financial statement schedule listed in the accompanying index for the year ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”) of Distribution Solutions Group, Inc. (the “Company”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO USA, P.C.

We served as the Company’s auditor from 2022 to 2023.

Chicago, Illinois

March 14, 2023, except for the effects of the Stock Split described in Notes 1 and 11, as to which the date is March 7, 2024, and Note 14, as to which the date is March 6, 2025

Distribution Solutions Group, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$66,479	$83,931
Restricted cash	15,247	15,695
Accounts receivable, less allowances of $2,416 and $2,120, respectively	250,717	213,448
Inventories	348,226	315,984
Prepaid expenses and other current assets	31,505	28,272
Total current assets	712,174	657,330
Property, plant and equipment, net	125,524	113,811
Rental equipment, net	39,376	24,575
Goodwill	462,789	399,925
Deferred tax asset, net	136	95
Intangible assets, net	269,763	253,834
Cash value of life insurance	19,916	18,493
Right of use operating lease assets	91,962	76,340
Other assets	5,615	5,928
Total assets	$1,727,255	$1,550,331
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$125,575	$98,674
Current portion of long-term debt	40,476	32,551
Current portion of lease liabilities	18,951	13,549
Accrued expenses and other current liabilities	81,259	97,241
Total current liabilities	266,261	242,015
Long-term debt, less current portion, net	693,903	535,881
Lease liabilities	77,758	67,065
Deferred tax liability, net	22,265	18,326
Other liabilities	26,525	25,443
Total liabilities	1,086,712	888,730
Commitments and contingencies (Note 15)
Stockholders’ equity(1):
Preferred stock, $1 par value:
Authorized - 500,000 shares, issued and outstanding - None	—	—
Common stock, $1 par value:
Authorized - 70,000,000 shares Issued - 47,738,290 and 47,535,618 shares, respectively Outstanding - 46,856,757 and 46,758,359 shares, respectively	46,856	46,758
Capital in excess of par value	677,473	671,154
Retained deficit	(42,039)	(34,707)
Treasury stock - 881,533 and 777,259 shares, respectively	(19,631)	(16,434)
Accumulated other comprehensive income (loss)	(22,116)	(5,170)
Total stockholders’ equity	640,543	661,601
Total liabilities and stockholders’ equity	$1,727,255	$1,550,331
(1) The accompanying Consolidated Financial Statements and notes thereto have been retroactively adjusted to reflect the two-for-one stock split completed in August 2023. See Note 1 – Nature of Operations and Basis of Presentation for details.

See notes to Consolidated Financial Statements

Distribution Solutions Group, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Revenue	$1,804,104	$1,570,402	$1,151,422
Cost of goods sold	1,190,329	1,018,527	760,524
Gross profit	613,775	551,875	390,898

Selling, general and administrative expenses	557,820	508,884	349,112
Operating income (loss)	55,955	42,991	41,786

Interest expense	(55,145)	(42,774)	(24,301)
Loss on extinguishment of debt	—	—	(3,395)
Change in fair value of earnout liabilities	(988)	758	(483)
Other income (expense), net	(358)	(2,982)	(670)

Income (loss) before income taxes	(536)	(2,007)	12,937
Income tax expense (benefit)	6,796	6,960	5,531

Net income (loss)	$(7,332)	$(8,967)	$7,406

Basic income (loss) per share of common stock(1)	$(0.16)	$(0.20)	$0.22

Diluted income (loss) per share of common stock(1)	$(0.16)	$(0.20)	$0.21

Comprehensive income (loss)
Net income (loss)	$(7,332)	$(8,967)	$7,406
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(16,946)	4,906	(11,525)
Other	—	(120)	—
Comprehensive income (loss)	$(24,278)	$(4,181)	$(4,119)
(1) The accompanying Consolidated Financial Statements and notes thereto have been retroactively adjusted to reflect the two-for-one stock split completed in August 2023. See Note 1 – Nature of Operations and Basis of Presentation for details.

See notes to Consolidated Financial Statements

Distribution Solutions Group, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands, except share data)

	Common Stock(1)		Capital in Excess of Par Value(1)			Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Outstanding Shares	$1 Par Value		Retained Deficit	Treasury Stock
Balance at January 1, 2022	20,589,648	$20,636	$186,739	$(33,142)	$(10,033)	$1,569	$165,769
Net income (loss)	—	—	—	7,406	—	—	7,406
Foreign currency translation adjustment	—	—	—	—	—	(11,525)	(11,525)
Stock-based compensation	—	—	1,505	—	—	—	1,505
Shares issued	135,927	135	(135)	—	—	—	—
Deemed consideration for reverse acquisition	18,240,334	18,240	333,251	—	—	—	351,491
Reclassification of issuable shares from earnout derivative liability	—	—	43,624	—	—	—	43,624
Fair value adjustment of stock-based compensation awards	—	—	1,910	—	—	—	1,910
Repurchases of common stock	(108,178)	(108)	108	—	(1,940)	—	(1,940)
Tax withholdings related to net share settlements of stock-based compensation awards	(24,163)	(24)	57	—	(553)	—	(520)
Settlement of related party liability	—	—	5,276	—	—	—	5,276
Other	—	(45)	44	—	—	—	(1)
Balance at December 31, 2022	38,833,568	$38,834	$572,379	$(25,736)	$(12,526)	$(9,956)	$562,995
Net income (loss)	—	—	—	(8,967)	—	—	(8,967)
Foreign currency translation adjustment	—	—	—	—	—	4,906	4,906
Stock-based compensation	—	—	3,732	—	—	—	3,732
Stock-based compensation liability paid in shares	—	—	227	—	—	—	227
Shares issued	85,842	86	(86)	—	—	—	—
Shares issued - earnout	3,400,000	3,400	(3,400)	—	—	—	—
Issuance of common stock in rights offering	4,444,444	4,444	94,025	—	—	—	98,469
Shares issued through employee share purchase plan	144,608	144	3,109	—	—	—	3,253
Compensation expense related to employee share purchase plan	—	—	427	—	—	—	427
Repurchases of common stock	(138,725)	(139)	139	—	(3,619)	—	(3,619)
Tax withholdings related to net share settlements of stock-based compensation awards	(11,378)	(11)	11	—	(287)	—	(287)
Other	—	—	591	(4)	(2)	(120)	465
Balance at December 31, 2023	46,758,359	$46,758	$671,154	$(34,707)	$(16,434)	$(5,170)	$661,601
Net income (loss)	—	—	—	(7,332)	—	—	(7,332)
Foreign currency translation adjustment	—	—	—	—	—	(16,946)	(16,946)
Stock-based compensation	—	—	4,467	—	—	—	4,467
Stock-based compensation liability paid in shares	—	—	870	—	—	—	870
Shares issued	202,672	203	877	—	—	—	1,080
Repurchases of common stock	(85,644)	(86)	86	—	(2,580)	—	(2,580)
Tax withholdings related to net share settlements of stock-based compensation awards	(18,630)	(19)	19	—	(617)	—	(617)
Balance at December 31, 2024	46,856,757	$46,856	$677,473	$(42,039)	$(19,631)	$(22,116)	$640,543
(1) The accompanying Consolidated Financial Statements and notes thereto have been retroactively adjusted to reflect the two-for-one stock split completed in August 2023. See Note 1 – Nature of Operations and Basis of Presentation for details.
See notes to Consolidated Financial Statements

Distribution Solutions Group, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2024	2023	2022
Operating activities
Net income (loss)	$(7,332)	$(8,967)	$7,406
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	74,376	63,588	45,186
Amortization of debt issuance costs	2,922	2,420	1,888
Extinguishment of debt	—	—	3,395
Stock-based compensation	5,233	7,940	2,448
Compensation expense related to employee share purchases	—	427	—
Deferred income taxes	(6,649)	(8,028)	(2,406)
Change in fair value of earnout liabilities	988	(758)	483
(Gain) loss on sale of rental equipment	(2,813)	(2,675)	(3,632)
(Gain) loss on sale of property, plant and equipment	(61)	294	—
Charge for step-up of acquired inventory	2,882	3,582	2,866
Net realizable value adjustment and write-offs for obsolete and excess inventory	6,612	8,990	4,608
Bad debt expense	863	784	795
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,423)	18,020	(21,771)
Inventories	(9,227)	(1,236)	(42,404)
Prepaid expenses and other current assets	(869)	931	(1,874)
Accounts payable	11,338	3,048	(8,839)
Accrued expenses and other current liabilities	(21,254)	13,667	4,492
Other changes in operating assets and liabilities	867	259	(3,670)
Net cash provided by (used in) operating activities	56,453	102,286	(11,029)
Investing activities
Purchases of property, plant and equipment	(13,684)	(15,337)	(8,307)
Proceeds from sale of property, plant and equipment	3,662	—	—
Business acquisitions, net of cash acquired	(199,423)	(259,835)	(115,343)
Asset acquisitions	(15,853)	—	—
Purchases of rental equipment	(9,509)	(9,341)	(11,794)
Proceeds from sale of rental equipment	5,124	5,990	8,756
Net cash provided by (used in) investing activities	(229,683)	(278,523)	(126,688)
Financing activities
Proceeds from revolving lines of credit	211,599	180,982	383,489
Payments on revolving lines of credit	(213,634)	(302,083)	(320,751)
Proceeds from term loans	200,000	305,000	445,630
Payments on term loans	(32,750)	(26,375)	(335,305)
Deferred financing costs	(2,064)	(3,419)	(11,956)
Proceeds from rights offering, net of offering costs of $1,531	—	98,469	—
Repurchase of common stock	(2,580)	(3,619)	(1,940)
Shares repurchased held in treasury	(617)	(287)	(520)
Proceeds from employees for share purchases	—	3,253	—
Payment of financing lease principal	(653)	(515)	(429)
Payment of earnout	—	(1,000)	—
Payment on seller's note	—	—	(9,757)
Net cash provided by (used in) financing activities	159,301	250,406	148,461
Effect of exchange rate changes on cash and cash equivalents	(3,971)	717	(675)
Increase (decrease) in cash, cash equivalents and restricted cash	(17,900)	74,886	10,069
Cash, cash equivalents and restricted cash at beginning of period	99,626	24,740	14,671
Cash, cash equivalents and restricted cash at end of period	$81,726	$99,626	$24,740
Cash and cash equivalents	$66,479	$83,931	$24,554
Restricted cash	15,247	15,695	186
Total cash, cash equivalents and restricted cash	$81,726	$99,626	$24,740
See notes to Consolidated Financial Statements

Distribution Solutions Group, Inc.
Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)

	Year Ended December 31,
	2024	2023	2022

Supplemental disclosure of cash flow information
Net cash paid for income taxes	$15,259	$12,422	$13,813
Net cash paid for interest	$52,905	$38,048	$22,153
Net cash paid for interest on supply chain financing	$2,889	$2,581	$1,291

Non-cash activities:
Fair value of common stock exchanged for reverse acquisition	$—	$—	$351,491
Settlement of related party obligations	$—	$—	$5,276
Additions of property, plant and equipment included in accounts payable	$457	$361	$177
Right of use assets obtained in exchange for finance lease liabilities	$821	$616	$886
Right of use assets obtained in exchange for operating lease liabilities	$14,515	$19,424	$14,634
Seller's note issued as purchase consideration	$—	$—	$1,169

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

Unless the context requires otherwise, references in this Annual Report on Form 10-K to “DSG”, the “Company”, “we”, “our” or “us” refer to Distribution Solutions Group, Inc., and all entities consolidated in the accompanying consolidated financial statements.

Reportable Segments and Nature of Operations

Change in Reportable Segments

In connection with the Source Atlantic Transaction (as defined in Note 3 – Business and Asset Acquisitions) during the third quarter of 2024, the Company realigned its reportable segments to align with our business strategy and the manner in which our chief operating decision maker (“CODM”) assesses performance and strategic execution and makes decisions regarding the allocation of resources.

Prior to the third quarter of 2024, the Company had three reportable segments: Lawson, TestEquity and Gexpro Services. The Company also had an “All Other” category which included unallocated DSG holding company costs that were not directly attributable to the ongoing operating activities of our reportable segments and included the results of the Bolt Supply House (“Bolt”) non-reportable segment. Beginning in the third quarter of 2024, the Company has four reporting segments: Lawson, TestEquity, Gexpro Services and Canada Branch Division. Canada Branch Division includes the results of Bolt and Source Atlantic (which we acquired during the third quarter of 2024 as described in Note 3 – Business and Asset Acquisitions). No changes were made to the Lawson, TestEquity and Gexpro Services reportable segments. The “All Other” category now includes only unallocated DSG holding company costs that are not directly attributable to the ongoing operating activities of our reportable segments.

The segment realignment had no impact on our financial condition or results of operations. Prior period segment results have been recast to reflect our new reportable segments. Additional information regarding DSG’s reportable segments is presented in Note 14 – Segment Information.

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

Canada Branch Division combines the operations of our Bolt and Source Atlantic subsidiaries, which distribute industrial MRO supplies, safety products, fasteners, power tools and related value-add services to the Canadian MRO market through the sale of products and services via warehouse shipments and to its walk-up customers through 38 branch locations.

Combination with TestEquity and Gexpro Services

On December 29, 2021, DSG entered into:

• an Agreement and Plan of Merger (the “TestEquity Merger Agreement”) by and among (i) LKCM TE Investors, LLC, a Delaware limited liability company (the “TestEquity Equityholder”), (ii) TestEquity Acquisition, LLC (“TestEquity”), which was a wholly-owned subsidiary of the TestEquity Equityholder, (iii) DSG and (iv) Tide Sub, LLC, a Delaware limited liability company and a wholly-owned subsidiary of DSG (“Merger Sub 1”), pursuant to the terms and subject to the conditions of which the parties agreed, among other things, that Merger Sub 1 would merge with and into TestEquity, with TestEquity surviving the merger as a wholly-owned subsidiary of DSG (the “TestEquity Merger”); and

• an Agreement and Plan of Merger (the “Gexpro Services Merger Agreement” and, together with the TestEquity Merger Agreement, the “Merger Agreements”) by and among (i) 301 HW Opus Investors, LLC, a Delaware limited liability company (the “Gexpro Services Stockholder”), (ii) 301 HW Opus Holdings, Inc., conducting business as Gexpro Services (“Gexpro Services”), which was a wholly-owned subsidiary of the Gexpro Services Stockholder, (iii) DSG and (iv) Gulf Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of DSG (“Merger Sub 2”), pursuant to the terms and subject to the conditions of which the parties agreed, among other things, that Merger Sub 2 would merge with and into Gexpro Services, with Gexpro Services surviving the merger as a wholly-owned subsidiary of DSG (the “Gexpro Services Merger” and, together with the TestEquity Merger, the “Mergers”).

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

Completion of the TestEquity Merger

On April 1, 2022 (the “Merger Date”), the TestEquity Merger was consummated pursuant to the TestEquity Merger Agreement. In accordance with the TestEquity Merger Agreement, Merger Sub 1 merged with and into TestEquity, with TestEquity surviving as a wholly-owned subsidiary of DSG.

In accordance with and under the terms of the TestEquity Merger Agreement, in connection with the closing of the TestEquity Merger on the Merger Date, DSG: (i) issued to the TestEquity Equityholder 6,600,000 shares of DSG common stock, (ii) on behalf of TestEquity, paid certain indebtedness of TestEquity and (iii) on behalf of TestEquity, paid certain transaction expenses of TestEquity.

The TestEquity Merger Agreement provided that up to an additional 1,400,000 shares of DSG common stock would be potentially issuable to the TestEquity Equityholder in accordance with, and subject to the terms and conditions of, the earnout provisions of the TestEquity Merger Agreement. On March 20, 2023, DSG issued 1,400,000 shares of DSG common stock to the TestEquity Equityholder (the “TestEquity Holdback Shares”) pursuant to the terms of the earnout provisions of the TestEquity Merger Agreement. The TestEquity Holdback Shares issued represented the maximum number of additional shares that could be issued under the TestEquity Merger Agreement, and no further shares are available for issuance, and no additional shares will be issued, in connection with the TestEquity Merger Agreement. Refer to Note 8 – Earnout Liabilities for information about the earnout derivative liability related to the TestEquity Holdback Shares.

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

Accounting for the Mergers

TestEquity and Gexpro Services were treated as a combined entity as the accounting acquirer for financial reporting purposes, and DSG was identified as the accounting acquiree. Accordingly, periods prior to the April 1, 2022 Merger Date reflect the results of operations of TestEquity and Gexpro Services on a consolidated basis, and the results of operations of DSG’s legacy Lawson, Canada Branch Division and All Other are only included subsequent to the April 1, 2022 Merger Date.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts and transactions of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

2023 Stock Split

On August 15, 2023, DSG announced that its Board of Directors approved and declared a two-for-one stock split (the “Stock Split”) which entitled each stockholder of record as of the close of business on August 25, 2023 to receive one additional share of DSG common stock for each share of DSG common stock then-held. The additional shares were distributed after the close of trading on August 31, 2023, and shares of DSG common stock began trading at the split-adjusted basis on September 1, 2023. Accordingly, all share and per share amounts have been retroactively adjusted to reflect the impact of the Stock Split for all periods presented herein. Refer to Note 11 – Stockholders’ Equity for additional information about the Stock Split.

2022 Mergers

The Mergers were accounted for as a reverse merger under the acquisition method of accounting in accordance with the accounting guidance for reverse acquisitions as provided in Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”). Under this guidance, TestEquity and Gexpro Services were treated as a combined entity as the accounting acquirer for financial reporting purposes, and DSG was identified as the accounting acquiree. This determination was primarily made as TestEquity and Gexpro Services were under the common control of an entity that owns a majority of the voting rights of the combined entity, and therefore, only DSG experienced a change in control. Accordingly, the consolidated financial statements for the year ended December 31, 2022 reflect the results of operations of TestEquity and Gexpro Services on a consolidated basis, and the results of operations of DSG’s legacy Lawson, Canada Branch Division and All Other are only included subsequent to the April 1, 2022 Merger Date. The combined operations of all three entities are included in the consolidated financial statements for the years ended December 31, 2024 and 2023. The financial statements as of December 31, 2024 and 2023 reflect the financial position of TestEquity, Gexpro Services and DSG’s legacy Lawson,

Canada Branch Division and All Other on a consolidated basis.

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

Performance Obligations: A majority of the Company’s contracts have a performance obligation which represents, in most cases, the product being sold to the customer. Some contracts include a second performance obligation to provide additional Vendor Managed Inventory (“VMI”) services primarily related to monitoring and stocking. Although the Company has identified that it offers some customers both a product and a service obligation, the customer only receives one invoice per transaction with no price allocation between these obligations. The Company does not price its offerings based on any allocation between these obligations.

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

Over 95% of the Company’s performance obligations are recognized at a point in time, rather than over time, as the Company completes its performance obligations. Specifically, revenue is recognized when control transfers to the customer, typically upon shipment or receipt by the customer. Less than 5% of the Company’s revenue is recognized over time and relates to services, in which the Company transfers control of a good or service over time and the customer simultaneously receives and consumes the benefits. That portion of expected consideration is deferred until the time that those services have been provided and the related performance obligations have been satisfied. At December 31, 2024 and 2023, the deferred consideration for the service performance obligations that have not been satisfied was $3.7 million and $0.8 million and will be recognized within twelve months of the respective balance sheet date. Revenue recognized for the years ended December 31, 2024 and 2023 from amounts included in contract liabilities at the beginning of the respective periods was $0.8 million and $2.3 million, respectively.

For revenue recognized over time, the input method is utilized and is based on costs incurred relative to estimated total costs.

Contract Costs: The Company has adopted the practical expedient within ASC 340, Other Assets and Deferred Costs (“ASC 340”), to recognize incremental costs to obtain a contract, primarily employee related costs, as expense when incurred since the amortization period of the asset that the Company otherwise would have recognized is one year or less.

Rental Revenue: The Company determines if a contract contains a lease at inception. A contract contains a lease if it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The Lawson and TestEquity segments operate as a lessor and rent certain equipment to customers through leases classified as operating leases under ASC 842, Leases (“ASC 842”). Lease revenue is recognized on a straight-line basis over the life of each lease. As there are trivial non-lease components, the Company has adopted the practical expedient not to separate the non-lease components that would be within the scope of ASC 606, Revenue from Contracts with Customers (“ASC 606”) from the associated lease component as the relevant criteria under ASC 842 are met.

Cash, Cash Equivalents, and Restricted Cash — The Company considers all liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amount of the Company’s cash equivalents at December 31, 2024 and December 31, 2023 approximates fair value. Cash balances at individual banks may exceed the federally insured limit by the Federal Deposit Insurance Corporation (the “FDIC”). The Company has not experienced any material losses in such accounts.

Allowance for Credit Losses — The Company evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings, substantial down-grading of credit ratings), a specific reserve for bad debts is recorded against amounts due to reduce the receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes reserves for bad debts based on current and forecasted probability of collection, economic conditions, historical experience of bad debt write-offs as a percent of accounts receivable outstanding, and other significant events that may impact the collectibility of accounts receivable. Uncollected trade receivables are written off when identified to be unrecoverable.

Inventories — Inventories principally consist of purchased finished products and manufactured electronic equipment offered for resale stated at the lower of cost or net realizable value using the first-in-first-out method for the Lawson segment and primarily the weighted average method for the TestEquity, Gexpro Services and Canada Branch Division segments. Most of our products are not exposed to the risk of obsolescence due to technology changes. However, some of our products do have a limited shelf life, and from time to time we add and remove items from our catalogs, brochures or website for marketing and other purposes.

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

Cash Value of Life Insurance — The Company invests funds in life insurance policies for certain current and former employees. The cash surrender value of the policies is invested in various investment instruments and is recorded as an asset in the Consolidated Balance Sheets. The Company records these policies at their contractual value. The change in the cash surrender value of the life insurance policies, which is recorded as a component of Other income (expense) in the Consolidated Statements of Operations and Comprehensive Income (Loss), is the change in the policies’ contractual values.

Security Bonus Plan — The Company has a security bonus plan which was previously created for the benefit of its Lawson independent sales representatives, under the terms of which participants are credited with a percentage of their annual net commissions. The aggregate amounts credited to participants’ accounts vest 25% after five years, and an additional 5% vests each year thereafter upon qualification for the plan. On January 1, 2013, the Company converted all of its Lawson U.S. independent sales representatives to employees. The security bonuses for those converted employees continue to vest, but their accounts are no longer credited with a percentage of net commissions. For financial reporting purposes, amounts are charged to operations over the vesting period. The security bonus plan is partially funded by an $8.4 million investment in the cash surrender value in life insurance of certain employees which is included as a component of Cash value of life insurance in the Consolidated Balance Sheets. As of December 31, 2024, the $7.6 million liability is primarily included in Other liabilities in the Consolidated Balance Sheets with the remaining portion included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets.

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

Goodwill — The Company had $462.8 million of goodwill at December 31, 2024 and $399.9 million of goodwill at December 31, 2023. Goodwill represents the cost of business acquisitions in excess of the fair value of identifiable net tangible and intangible assets acquired. The Company reviews goodwill for potential impairment annually on October 1st, or when an event or other circumstances change that would more likely than not reduce the fair value of the asset below its carrying value.

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

Intangible Assets — The Company’s intangible assets primarily consist of trade names and customer relationships. Intangible assets are amortized over a weighted average of 8 to 15 year and 9 to 20 year estimated useful lives for trade names and customer relationships, respectively. The Company amortizes trade name intangible assets on a straight-line basis and customer relationship intangible assets on a basis consistent with their estimated economic benefit.

Impairment of Long-Lived Assets — The Company reviews its long-lived assets, including property, plant and equipment, right of use assets and definite life intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. Recoverability is measured by a comparison of the assets carrying amount to their expected future undiscounted net cash flows. If such assets are considered to be impaired, the impairment to be recognized is measured based on the amount by which the carrying amount of the asset exceeds its fair value. No impairments occurred in 2024, 2023 or 2022.

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

Leases — The Company determines if a contract contains a lease at inception. A contract contains a lease if it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. At the commencement date of a lease, the Company recognizes a liability to make lease payments and a Right Of Use asset representing the right to use the underlying asset during the lease term. The Company includes options to extend or terminate a lease within the lease term when it is reasonably certain the option will be exercised. Leases are categorized as either operating or financing leases at commencement of the lease. Operating leases consist of office space, distribution and service centers, and branch locations. Financing leases primarily consist of equipment such as forklifts and copiers. The lease liability is measured at the present value of fixed lease payments over the lease term. The lease liability includes payments allocated to lease components, while payments allocated to non-lease components are expensed as incurred for all asset classes. The Company uses its incremental borrowing rate to discount the total cash payments to present value for each lease. The Company reviews each lease to determine if there is a more appropriate discount rate to apply. The initial measurement of the right of use asset includes the initial measurement of the lease liability, fixed lease payments made in advance of the lease commencement date and initial direct costs incurred by the Company and excludes lease incentives. Variable lease payments, such as payments based on an index rate or usage, are expensed as incurred and excluded from lease liabilities and right of use assets. Upon commencement of the lease, rent expense is recognized on a straight-line basis for each operating lease. Each financing lease right of use asset is amortized on a straight-line basis over the lease period. The Company has elected the practical expedient to exclude any short-term lease, defined as a lease with an initial term of 12 months or less, from the provisions of ASC 842. The short-term leases are not recorded in the consolidated balance sheets. The lease expense for short-term leases is recognized on a straight-line basis over the lease term.

The Lawson and TestEquity segments operate as a lessor and rent certain equipment to customers through leases classified as operating leases. The leased equipment is recognized in Rental equipment, net in the Consolidated Balance Sheets and the leasing revenue is recognized on a straight-line basis.

Earnings per Share — Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of shares of common stock and, if dilutive, common stock equivalents outstanding during the period. Diluted earnings per share reflect the potential dilution from the exercise or conversion of outstanding performance awards, stock options, market stock units and restricted stock awards into common stock. The dilutive effect of these common stock equivalents is reflected in diluted earnings per share by application of the treasury stock method. Contingently issuable shares are considered outstanding common shares and included in basic EPS as of the date that all necessary conditions have been satisfied (i.e., when issuance of the shares is no longer contingent). For diluted EPS, the contingently issuable shares should be included in the denominator of the diluted EPS calculation as of the beginning of the interim period in which the conditions are satisfied and the earnout arrangements have been resolved.

In accordance with ASC 260, Earnings per Share (“ASC 260”), the historical EPS was retrospectively adjusted to reflect the impact of the two-for-one stock split that occurred during 2023.

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

Gains and losses resulting from foreign intercompany transactions are included as a component of net income or loss each reporting period unless the transactions are of a long-term-investment nature and settlement is not planned or anticipated in the foreseeable future, in which case the gains and losses are recorded as a component of Accumulated other comprehensive income or loss in the Consolidated Balance Sheets. Foreign currency transaction losses of $0.4 million, $1.5 million and $0.9 million were recorded for 2024, 2023 and 2022, respectively, as a component of Other income (expense) in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Treasury Stock — The Company repurchased 85,644 shares of its common stock during 2024, 138,725 shares of its common stock during 2023 and 108,178 shares of its common stock during 2022 through its previously announced stock repurchase plan. The Company repurchased 18,630 shares of its common stock in 2024, 11,378 shares of its common stock in 2023 and 24,163 shares of its common stock in 2022 from employees upon the vesting of restricted stock to offset the income taxes owed by those employees. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of stockholders’ equity. The cost of the common stock repurchased and held in treasury during 2024, 2023 and 2022 was $3.2 million, $3.9 million and $2.5 million, respectively.

Segment Information — ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision-maker (“CODM”) is the Chief Executive Officer of DSG. For each reportable segment, the CODM uses segment operating income (loss) to evaluate financial performance and allocate resources (including employees and financial resources) in a way to manage and grow margins.

The Company has determined it has five operating segments: (i) Lawson, (ii) Gexpro Services, (iii) TestEquity, (iv) Canada Branch Division and (v) All Other. The Company’s four reportable segments are (i) Lawson, (ii) Gexpro Services, (iii) TestEquity and (iv) Canada Branch Division.

The reporting segments follow the same accounting policies used in the preparation of the Company’s consolidated financial statements. See Note 14 – Segment Information for further details.

Acquisitions — When applicable, the Company accounts for the acquisition of a business in accordance with the guidance in ASC 805. The Company recognizes identifiable assets acquired and liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions for the purchase price allocation process to value assets acquired and liabilities assumed at the acquisition date, the estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill.

When an acquisition does not meet the definition of a business combination, the Company accounts for the acquisition as an asset acquisition. In an asset acquisition, goodwill is not recognized, but rather, any difference in purchase consideration compared to the fair value of the net assets acquired is allocated on a relative fair value basis to the identifiable net assets as of the acquisition date and any direct acquisition-related transaction costs are capitalized as part of the purchase consideration.

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
Level 3 - Unobservable inputs that are supported by little or no market activity, may be derived from internally developed methodologies based on management’s best estimate of fair value and that are significant to the fair value of the asset or liability.

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

Use of Estimates — Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported for service revenue, service cost, allowance for credit losses, inventory write-offs, initial and on-going goodwill and intangible asset valuations, stock-based compensation and income taxes in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Recent Accounting Pronouncements - Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The pronouncement was effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of ASU 2023-07 has been applied retrospectively to all prior periods presented in the financial statements. The Company adopted this guidance on January 1, 2024. The adoption had no material impact on the Company’s financial condition, results of operations or cash flows.

Recent Accounting Pronouncements - Not Yet Adopted

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

In November 2024, the FASB issued ASU 2024-03, Income Statement (Topic 220): Reporting Comprehensive Income, which requires disclosure of disaggregated information about certain income statement expense line items within the notes to the consolidated financial statements. The pronouncement is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of the adoption on its financial statement disclosures.

Note 3 – Business and Asset Acquisitions

DSG and its operating companies acquired businesses during 2024, 2023 and 2022. The acquisitions were accounted for under ASC 805, the acquisition method of accounting. For each acquisition, the allocation of consideration exchanged to the assets acquired and liabilities assumed was based on estimated acquisition-date fair values. The final valuations will be completed within the one-year measurement period following the respective acquisition date, and any adjustments will be recorded in the period in which the adjustments are determined.

2024 Acquisitions

ConRes Test Equipment

On November 18, 2024, DSG acquired the assets of ConRes Test Equipment, (“ConRes TE” and the “ConRes TE Transaction”), for a purchase price of approximately $17.0 million. These assets were acquired to expand TestEquity’s test equipment offerings and value-add service capabilities in all of our end markets. The results of operations from the additional assets acquired from ConRes TE are included within the TestEquity reportable segment. The acquisition was funded using

DSG’s cash on hand and its revolving credit facility. This acquisition was accounted for as an asset acquisition as substantially all of the fair value of the assets being acquired was concentrated in property, plant and equipment.

The following table summarizes the allocation of consideration exchanged to the estimated fair values of assets acquired and liabilities assumed:

ConRes TE
(in thousands)	November 18, 2024 Acquisition Date
Inventory	$789
Property, plant and equipment	16,211
Right of use assets	414
Lease liabilities	(414)
Total purchase consideration exchanged, net of cash acquired	$17,000
Cash consideration	$15,725
Deferred consideration(1)	1,275
Total purchase consideration exchanged, net of cash acquired	$17,000
(1)    The Company paid $0.0 million of the ConRes TE deferred consideration during the year ended December 31, 2024.

Tech-Component Resources Pte Ltd

On October 30, 2024, DSG acquired all of the issued and outstanding capital stock of Tech-Component Resources Pte LTD (“TCR” and the “TCR Transaction”) for a purchase price of approximately $5.9 million, net of cash acquired of $1.9 million. TCR is a distributor of fasteners, mechanical components, and other industrial products in Southeast Asia. TCR was acquired to provide us with a strategic foothold in this growing region. The results of operations of TCR are included within the Gexpro Services reportable segment. The acquisition was funded using DSG’s cash on hand and its revolving credit facility.

The following table summarizes the preliminary allocation of consideration exchanged to the estimated fair values of assets acquired and liabilities assumed, including the allocation to other intangible assets acquired:

Tech-Component Resources Pte Ltd
(in thousands)	October 30, 2024 Acquisition Date
Accounts receivable	$923
Inventory	793
Other current assets	526
Property, plant and equipment	17
Right of use assets	5
Other intangible assets:
Customer relationships	2,250
Trade names	1,000
Deferred tax liability, net of deferred tax asset	(641)
Accounts payable	(295)
Lease liabilities	(5)
Accrued expenses and other liabilities	(65)
Goodwill	1,372
Total purchase consideration exchanged, net of cash acquired	$5,880
Cash consideration	$4,925
Deferred consideration(1)	955
Total purchase consideration exchanged, net of cash acquired	$5,880
(1)    The Company paid $0.0 million of the TCR deferred consideration during the year ended December 31, 2024.

Certain estimated values for the TCR Transaction, including working capital and other liability adjustments, right of use assets, the valuation of intangibles and property, plant and equipment and income taxes are not yet finalized, and the preliminary purchase price allocation is subject to change as the Company completes its analysis of the fair value at the date of acquisition.

The customer relationships and trade names intangible assets have estimated useful lives of ten years. Goodwill generated from the TCR Transaction is not deductible for tax purposes and is primarily attributable to the benefits we expect to derive from expected synergies, including expanded product and service offerings and cross-selling opportunities.

Source Atlantic

On August 14, 2024, DSG acquired all of the issued and outstanding capital stock of Source Atlantic Limited (“Source Atlantic” and the “Source Atlantic Transaction”) for a purchase price of approximately $103.1 million, net of cash acquired of $4.4 million. Source Atlantic, headquartered in Saint John, New Brunswick, Canada, is a wholesale distributor of industrial MRO supplies, safety products, fasteners, and related value-add services for the Canadian MRO market. Source Atlantic has 24 branch locations across Canada with a heavy focus in Eastern Canada. Source Atlantic was acquired to expand DSG’s operating footprint in the Canadian market. The results of operations of Source Atlantic are included within the Canada Branch Division reportable segment. The acquisition was funded with borrowings under the Company’s Amended Credit Agreement. Refer to Note 9 – Debt for information about the Amended Credit Agreement.

The following table summarizes the preliminary allocation of consideration exchanged to the estimated fair values of assets acquired and liabilities assumed, including the allocation to other intangible assets acquired:

	Source Atlantic
(in thousands)	August 14, 2024 Acquisition Date	Measurement Period Adjustments	Adjusted Total
Accounts receivable(1)	$33,679	$—	$33,679
Inventory	28,427	—	28,427
Other current assets	1,846	—	1,846
Property, plant and equipment	21,217	(22)	21,195
Right of use assets	6,780	—	6,780
Other intangible assets:
Customer relationships	11,035	1,242	12,277
Trade names	10,012	804	10,816
Deferred tax liability, net of deferred tax asset	(10,314)	(448)	(10,762)
Accounts payable	(17,857)	—	(17,857)
Lease liabilities	(6,780)	—	(6,780)
Accrued expenses and other liabilities	(5,422)	—	(5,422)
Goodwill	30,518	(1,576)	28,942
Total purchase consideration exchanged, net of cash acquired	$103,141	$—	$103,141
Cash consideration	$98,756	$—	$98,756
Deferred consideration(2)	4,385	—	4,385
Total purchase consideration exchanged, net of cash acquired	$103,141	$—	$103,141
(1)    Accounts receivable had an estimated fair value of $33.7 million and a gross contractual value of $34.3 million. The difference represents the Company’s best estimate of the contractual cash flows that will not be collected.
(2) The Company paid $0.0 million of the Source Atlantic deferred consideration during the year ended December 31, 2024.

Certain estimated values for the Source Atlantic Transaction, including working capital and other liability adjustments, right of use assets, the valuation of intangibles and property, plant and equipment and income taxes are not yet finalized, and the preliminary purchase price allocation is subject to change as the Company completes its analysis of the fair value at the date of acquisition. Following the initial fair value measurement, the Company updated the purchase price allocation for Source Atlantic primarily related to the ongoing review of the opening balance sheet and revised certain assumptions used in estimating the fair value. The adjustments resulted in a $2.0 million increase to customer relationships and trade names and a $1.6 million decrease to goodwill.

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

The following table summarizes the preliminary allocation of consideration exchanged to the estimated fair values of assets acquired and liabilities assumed, including the allocation to other intangible assets acquired:

	S&S Automotive
(in thousands)	May 1, 2024 Acquisition Date	Measurement Period Adjustments	Adjusted Total
Accounts receivable	$4,100	$—	$4,100
Inventory	7,100	(203)	6,897
Other current assets	306	—	306
Property, plant and equipment	2,351	(223)	2,128
Right of use assets	7,581	—	7,581
Other intangible assets:
Customer relationships	30,200	(6,700)	23,500
Trade names	12,200	(300)	11,900
Other assets	35	3	38
Accounts payable	(1,120)	—	(1,120)
Lease liabilities	(7,604)	—	(7,604)
Accrued expenses and other liabilities	(1,989)	—	(1,989)
Goodwill	26,892	7,423	34,315
Total purchase consideration exchanged, net of cash acquired	$80,052	$—	$80,052
Cash consideration	$78,659	$—	$78,659
Deferred consideration(1)	1,393	—	1,393
Total purchase consideration exchanged, net of cash acquired	$80,052	$—	$80,052
(1)    The Company paid $0.9 million of the S&S Automotive deferred consideration during the year ended December 31, 2024.

Certain estimated values for the S&S Automotive Transaction, including working capital and other liability adjustments, right of use assets, the valuation of intangibles and property, plant and equipment and income taxes are not yet finalized, and the preliminary purchase price allocation is subject to change as the Company completes its analysis of the fair value at the date of acquisition. Following the initial fair value measurement, the Company updated the purchase price allocation for S&S Automotive primarily related to the ongoing review of the opening balance sheet and revised certain assumptions used in estimating the fair value. The adjustments resulted in a $7.0 million decrease to customer relationships and trade names and a $7.4 million increase to goodwill.

The customer relationships and trade names intangible assets have estimated useful lives of 17 years and 8 years, respectively. As a result of the S&S Automotive Transaction, the Company recorded tax deductible goodwill of $34.3 million in 2024 that may result in a tax benefit in future periods and is primarily attributable to the benefits we expect to derive from expected synergies, including expanded product and service offerings and cross-selling opportunities.

Emergent Safety Supply

On January 19, 2024, DSG acquired the assets of Safety Supply Illinois LLC, conducting business as Emergent Safety Supply (“ESS” and the “ESS Transaction”), with a purchase price of $9.9 million. ESS is a national distributor of safety products based near Chicago in Batavia, Illinois. ESS was acquired to expand Lawson’s safety product category. The results of operations of ESS are included within the Lawson reportable segment. The acquisition was funded using DSG’s cash on hand.

The following table summarizes the preliminary allocation of consideration exchanged to the estimated fair values of assets acquired and liabilities assumed, including the allocation to other intangible assets acquired:

	Emergent Safety Supply
(in thousands)	January 19, 2024 Acquisition Date	Measurement Period Adjustments	Adjusted Total
Accounts receivable	$1,363	$—	$1,363
Inventory	1,399	—	1,399
Other current assets	10	—	10
Property, plant and equipment	228	—	228
Right of use assets	550	—	550
Other intangible assets:
Customer relationships	2,700	100	2,800
Trade names	1,400	—	1,400
Other assets	11	—	11
Accounts payable	(205)	—	(205)
Lease liabilities	(550)	—	(550)
Accrued expenses and other liabilities	(25)	11	(14)
Goodwill	2,973	(111)	2,862
Total purchase consideration exchanged, net of cash acquired	$9,854	$—	$9,854
Cash consideration	$8,904	$—	$8,904
Deferred consideration(1)	950	—	950
Total purchase consideration exchanged, net of cash acquired	$9,854	$—	$9,854
(1)    The Company paid $0.2 million of the ESS deferred consideration during the year ended December 31, 2024.

Following the initial fair value measurement, the Company updated the purchase price allocation for ESS primarily related to the ongoing review of the opening balance sheet and revised certain assumptions used in estimating the fair value. The adjustments resulted in a $0.1 million increase to customer relationships and a $0.1 million decrease to goodwill. The accounting for the ESS Transaction was completed during the fourth quarter of 2024.

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

2023 Acquisition

HIS Company, Inc.

On June 8, 2023, DSG acquired all of the issued and outstanding capital stock of HIS Company, Inc., a Texas corporation (“Hisco” and the “Hisco Transaction”), a distributor of specialty products serving industrial technology applications, pursuant to a Stock Purchase Agreement dated March 30, 2023 (the “Hisco Purchase Agreement”). In connection with this transaction, DSG combined the operations of TestEquity and Hisco, further expanding the product and service offerings at TestEquity, as well as all of our operating businesses under DSG. The results of operations of Hisco are included within the TestEquity reportable segment.

The total purchase consideration exchanged for the Hisco Transaction was $267.2 million, net of cash acquired of $12.2 million, with a potential additional earn-out payment subject to Hisco achieving certain performance targets. Refer to Note 8 – Earnout Liabilities for additional information on the earn-out. Under the Hisco Purchase Agreement, DSG became obligated to pay $37.5 million in cash or DSG common stock in retention bonuses to certain Hisco employees that remain employed with Hisco or its affiliates for at least twelve months after the closing of the Hisco Transaction. Pursuant to the Hisco Purchase Agreement, the Company paid $1.8 million of the retention bonuses in 2023 and $34.6 million in 2024. The remaining balance of $1.1 million will be paid in 2025. Compensation expense is recorded over the service period for the retention bonuses as a component of Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss). Compensation expense inclusive of payroll taxes was $16.3 million for the year ended December 31, 2024 and $22.8 million for the year ended December 31, 2023.

DSG funded the Hisco Transaction with borrowings under its Amended Credit Agreement and proceeds raised from the Rights Offering. Refer to Note 9 – Debt for information about the Amended Credit Agreement and Note 11 – Stockholders’ Equity for details on the Rights Offering.

The Hisco Purchase Agreement allowed certain eligible Hisco employees to invest all or a portion of their respective closing payment in DSG common stock at $22.50 per share, up to an aggregate value of DSG common stock issued to such eligible Hisco employees of $25.0 million. During 2023, the Company issued 144,608 shares of DSG common stock to the eligible Hisco employees and received approximately $3.3 million. During 2023, approximately $0.4 million was recorded as compensation expense for the discount between the prevailing market price of the DSG common stock on the date of purchase and the purchase price of $22.50 per share as a component of Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).

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
(2)    The Company paid $7.2 million of the Hisco deferred consideration during 2024 and $7.8 million during 2023. As of December 31, 2024, there is no deferred consideration remaining.

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

2022 Acquisitions

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

Unaudited Pro Forma Information

The following table presents estimated unaudited pro forma consolidated financial information for DSG as if the acquisitions disclosed above occurred on January 1, 2023 for the acquisition completed during 2024, January 1, 2022 for the acquisitions completed during 2023 and January 1, 2021 for the acquisitions completed during 2022. The unaudited pro forma information reflects adjustments including amortization on acquired intangible assets, interest expense, and the related tax effects. This information is presented for informational purposes only and is not necessarily indicative of future results or the results that would have occurred had the acquisitions been completed on the date indicated.

	Year Ended December 31,
(in thousands)	2024	2023	2022
Revenue	$1,941,867	$1,998,209	$1,753,939
Net income	$(13,722)	$(3,855)	$(6,264)

Actual Results of Business Acquisitions

The following table presents actual results attributable to our acquisitions that were included in the consolidated financial statements for the years ended December 31, 2024, 2023 and 2022. The results for these acquisitions are only included subsequent to their respective acquisition dates provided above.

	Year Ended December 31,
(in thousands)	2024	2023	2022
Revenue	$111,566	$229,358	$524,955
Net income	$4,095	$(14,478)	$23,953

The Company incurred transaction and integration costs related to completed and contemplated acquisitions of $10.1 million for the year ended December 31, 2024, $11.6 million for the year ended December 31, 2023, and $15.4 million for the year ended December 31, 2022, which are included in Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Note 4 – Revenue Recognition

Disaggregation of Revenue

The Company’s revenue is primarily comprised of product sales to customers. The Company has disaggregated revenue by geographic area and by segment as it most reasonably depicts the amount, timing and uncertainty of revenue and cash flows generated from our contracts with customers. Disaggregated consolidated revenue by geographic area (based on the location to which the product is shipped to):

	Year Ended December 31,
(in thousands)	2024	2023	2022
United States	$1,389,754	$1,253,401	$932,418
Canada	192,213	141,125	118,722
Europe	58,144	79,643	51,631
Pacific Rim	20,584	13,515	10,768
Latin America	131,345	74,577	34,202
Other	14,006	9,841	3,681
Intersegment revenue elimination	(1,942)	(1,700)	—
Total revenue	$1,804,104	$1,570,402	$1,151,422

See Note 14 – Segment Information for disaggregation of revenue by segment.

Rental Revenue

TestEquity rents new and used electronic test and measurement equipment to customers in multiple industries. Lawson leases parts washer machines to customers. This leased equipment is included in Rental equipment, net in the Consolidated Balance Sheets, and rental revenue is included in Revenue in the Consolidated Statements of Operations and Comprehensive Income (Loss). The unearned rental revenue related to customer prepayments on equipment leases was nominal at December 31, 2024 and December 31, 2023.

Rental revenue from operating leases:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Revenue from operating leases	$17,519	$17,186	$17,675

Note 5 – Supplemental Financial Statement Information

Restricted Cash

The Company has agreed to maintain restricted cash of $15.2 million under agreements with outside parties. During 2024, escrow accounts of $9.0 million were established in conjunction with certain business acquisitions, to be released upon meeting certain working capital and other post-closing requirements as of the one-year post-acquisition dates with a balance of $7.9 million at December 31, 2024. The Company is restricted from withdrawing this balance without the prior consent of the sellers. The remaining restricted cash balance of $7.3 million represents collateral for certain borrowings under the Amended Credit Agreement, and the Company is restricted from withdrawing this balance without the prior consent of the respective lenders.

Property, Plant and Equipment, net

Components of property, plant and equipment, net were as follows:

	December 31,
(in thousands)	2024	2023
Land	$16,187	$16,916
Buildings and improvements	63,935	50,376
Machinery and equipment	55,890	48,844
Capitalized software	12,295	9,148
Furniture and fixtures	13,251	11,022
Vehicles	5,716	1,738
Construction in progress(1)	6,284	6,025
Total	173,558	144,069
Accumulated depreciation and amortization	(48,034)	(30,258)
Property, plant and equipment, net	$125,524	$113,811
(1)    Construction in progress primarily relates to upgrades to certain of the Company’s information technology systems and distribution facilities that we expect to place in service in the next 12 months.

Depreciation expense for property, plant and equipment and amortization expense for capitalized software, which are included in Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss), were as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Depreciation expense for property, plant and equipment	$16,125	$13,052	$6,534
Amortization expense for capitalized software	$3,287	$2,642	$1,583

Rental Equipment, net

Rental equipment, net consisted of the following:

	December 31,
(in thousands)	2024	2023
Rental equipment	$64,160	$52,387
Accumulated depreciation	(24,784)	(27,812)
Rental equipment, net	$39,376	$24,575

Depreciation expense for rental equipment, which is included in Cost of goods sold in the Consolidated Statements of Operations and Comprehensive Income (Loss), was as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Depreciation expense for rental equipment	$7,481	$7,631	$7,972

Refer to Note 4 – Revenue Recognition for a discussion on the Company’s activities as lessor.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
(in thousands)	2024	2023
Accrued compensation	$23,800	$25,371
Accrued and withheld taxes, other than income taxes	10,178	8,661
Deferred acquisition payments and accrued earnout liabilities	6,384	7,513
Accrued customer rebates	6,366	5,473
Deferred revenue	3,727	810
Accrued severance and acquisition related retention bonus	2,864	21,128
Accrued health benefits	2,234	1,728
Accrued interest	2,030	3,301
Accrued stock-based compensation	1,960	5,573
Accrued income taxes	1,703	1,994
Other	20,013	15,689
Total accrued expenses and other current liabilities	$81,259	$97,241

Other Liabilities

Other liabilities consisted of the following:

	December 31,
(in thousands)	2024	2023
Security bonus plan	$7,536	$8,666
Deferred compensation	11,455	11,041
Other	7,534	5,736
Total other liabilities	$26,525	$25,443

Note 6 – Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by segment were as follows:

(in thousands)	Lawson	TestEquity	Gexpro Services	Canada Branch Division	Total
Balance at December 31, 2022	$155,773	$114,104	$55,421	$22,750	$348,048
Acquisitions	—	50,886	—	—	50,886
Impact of foreign exchange rates	142	—	322	527	991
Balance at December 31, 2023	155,915	164,990	55,743	23,277	399,925
Acquisitions(1)	37,177	(110)	1,372	28,942	67,381
Impact of foreign exchange rates	(494)	—	(773)	(3,250)	(4,517)
Balance at December 31, 2024	$192,598	$164,880	$56,342	$48,969	$462,789
(1)    Refer to Note 3 – Business and Asset Acquisitions for information related to measurement period adjustments.

Intangible Assets

The gross carrying amount and accumulated amortization for definite-lived intangible assets were as follows:

	December 31, 2024			December 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$141,654	$(45,386)	$96,268	$117,881	$(30,093)	$87,788
Customer relationships	272,051	(100,867)	171,184	233,513	(71,215)	162,298
Other (1)	8,310	(5,999)	2,311	8,011	(4,263)	3,748
Total	$422,015	$(152,252)	$269,763	$359,405	$(105,571)	$253,834
(1)    Other primarily consists of non-compete agreements.

Amortization expense for definite-lived intangible assets is included in Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss) as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Amortization expense for intangible assets	$47,483	$40,263	$29,097

The remaining weighted-average useful lives of intangible assets as of December 31, 2024 was 3.6 years for trade names and 5.2 years for customer relationships.

The estimated aggregate amortization expense for each of the next five years and thereafter are as follows:

(in thousands)	Amortization
2025	$46,224
2026	43,188
2027	38,139
2028	33,878
2029	30,331
Thereafter	78,003
Total	$269,763

Note 7 – Leases

The Company leases property used for warehousing, distribution centers, office space, branch locations, equipment and vehicles. The components of lease cost were as follows (in thousands):

		Year Ended December 31,
Lease Type	Classification	2024	2023	2022
Operating lease expense(1)	Operating expenses	$23,958	$21,131	$15,151
Financing lease amortization	Operating expenses	612	546	466
Financing lease interest	Interest expense	108	93	41
Financing lease expense		720	639	507
Sublease income(2)		(425)	—	—
Net lease cost		$24,253	$21,770	$15,658
(1)    Includes short-term lease expense, which is immaterial.
(2)    The Company subleases one of its leased properties with a remaining lease term of approximately 1.5 years that terminates on June 30, 2026. Sublease income is recognized on a straight-line basis over the sublease agreement and is recorded as an offset to operating lease expense.

The value of net assets and liabilities related to our operating and finance leases as of December 31, 2024 and December 31, 2023 was as follows (in thousands):

	December 31,
Lease Type	2024	2023
Total right of use operating lease assets	$91,962	$76,340
Total right of use financing lease assets	1,702	1,560
Total lease assets	$93,664	$77,900

Total current operating lease obligation	$18,413	$13,010
Total current financing lease obligation	538	539
Total current lease obligation	$18,951	$13,549

Total long-term operating lease obligation	$76,759	$66,234
Total long-term financing lease obligation	999	831
Total long-term lease obligation	$77,758	$67,065

The value of lease liabilities related to our operating and finance leases and sublease income as of December 31, 2024 was as follows (in thousands):

Maturity Date of Lease Liabilities	Operating Leases	Financing Leases	Total	Sublease Income
2025	$24,854	$628	$25,482	$640
2026	20,775	533	21,308	326
2027	17,859	310	18,169	—
2028	15,130	182	15,312	—
2029	11,313	45	11,358	—
Thereafter	32,998	20	33,018	—
Total lease payments	122,929	1,718	124,647	966
Less: Interest	(27,757)	(181)	(27,938)	—
Present value of lease liabilities	$95,172	$1,537	$96,709	$966

The weighted average lease terms and interest rates of leases held as of December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
	2024		2023
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term	6.3 years	3.7 years	6.6 years	2.8 years
Weighted average interest rate	7.6%	7.3%	7.8%	7.1%

The cash outflows of leasing activity for the years ended December 31, 2024, 2023 and 2022 were as follows (in thousands):

		Year Ended December 31,
Cash Flow Source	Classification	2024	2023	2022
Operating cash flows from operating leases	Operating activities	$(21,980)	$(15,516)	$(12,149)
Operating cash flows from financing leases	Operating activities	$(111)	$(242)	$(184)
Financing cash flows from financing leases	Financing activities	$(653)	$(515)	$(429)

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

The Company’s earnout derivative liability was classified as a Level 3 instrument and was measured at fair value on a recurring basis. The fair value of the earnout derivative liability was measured using the Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis for the year ended December 31, 2022. Inputs to that model included the expected time to liquidity, the risk-free interest rate over the term, expected volatility based on representative peer companies and the estimated fair value of the underlying class of common stock. The significant unobservable inputs used in the fair value measurement of the earnout derivative liability were the fair value of the underlying stock at the valuation date and the estimated term of the earnout arrangement periods. Generally, increases (decreases) in the fair value of the underlying stock and estimated term would result in a directionally similar impact to the fair value measurement.

The estimated aggregate fair value of the earnout derivative liability recorded on the April 1, 2022 Merger Date was $43.9 million, with an offsetting entry to additional paid-in capital. As of April 29, 2022 and December 31, 2022, 1,400,000 and 924,000 of the 2,324,000 shares, respectively, were reclassified to equity, as the contingencies had been determined to have been met. There was no remaining earnout derivative liability at December 31, 2022. Immediately prior to the reclassifications, the respective shares were remeasured to fair value. For the year ended December 31, 2022, the Company recorded income of $0.3 million as a component of Change in fair value of earnout liabilities in the Consolidated Statements of Operations and Comprehensive Income (Loss) due to changes in the fair value of the earnout derivative liability. As the remaining additional shares had been reclassified to equity as of December 31, 2022, there was no change in fair value for the year ended December 31, 2023 or 2024. See Fair Value Measurements in Note 2 – Summary of Significant Accounting Policies for further information.

On March 20, 2023, all of the 3.4 million shares of DSG common stock available to be issued under the earnout provisions within the Merger Agreements were issued in accordance with the two earnout provisions within the Merger Agreements.

Hisco Acquisition

The Hisco Transaction included a potential earn-out payment of up to $12.6 million, subject to Hisco achieving certain performance targets. The earn-out payment was to be calculated based on the gross profit of Hisco and its affiliates for the twelve months ended October 31, 2023, subject to certain adjustments and exclusions set forth in the Hisco Purchase Agreement. The fair value of the contingent consideration arrangement was classified as a Level 3 instrument and was determined using a probability-based scenario analysis approach. As of June 8, 2023 (the Hisco Transaction date), December 31, 2023 and December 31, 2024, the fair value of the earn-out was $0.1 million, $0.0 million and $0.0 million, respectively, with amounts recorded in Accrued expenses and other current liabilities in the Consolidated Balance Sheets. As the performance targets were not achieved, no earn-out payment was made.

Frontier Acquisition

On March 31, 2022, Gexpro Services acquired Frontier Technologies Brewton, LLC and Frontier Engineering and Manufacturing Technologies, Inc. (“Frontier”). The consideration for the Frontier acquisition includes a potential earn-out payment of up to $3.0 million based upon the achievement of certain milestones and relative thresholds during the earn out measurement period which ends on December 31, 2024, with payments made annually beginning in 2023 and ending in 2025. No earn-out payment was made in 2024 based on certain milestones not met in 2023. During the first quarter of 2023, a $1.0 million earn-out payment was made based on the achievement of certain milestones in 2022. The fair value of the contingent consideration arrangement was classified as a Level 3 instrument and was determined using a probability-based scenario analysis approach. As of March 31, 2022 (the Frontier acquisition date), December 31, 2022, 2023 and 2024, the fair value of the earn-out was $0.9 million, $1.7 million, $0.0 million and $1.0 million, respectively, with amounts recorded in Accrued expenses and other current liabilities in the Consolidated Balance Sheets. The Company recorded expense of $1.0 million, income of $0.7 million and expense of $0.8 million for changes in the fair value of the earn-out liability for the years ended December 31, 2024, 2023 and 2022, respectively, as a component of Change in fair value of earnout liabilities in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Note 9 – Debt

The Company’s outstanding long-term debt was comprised of the following:

	December 31,
(in thousands)	2024	2023
Senior secured revolving credit facility	$—	$—
Senior secured term loan	215,625	228,125
Senior secured delayed draw term loan	44,375	46,875
Incremental term loans	479,625	297,375
Other revolving line of credit	226	2,301
Total debt	739,851	574,676
Less: current portion of long-term debt	(40,476)	(32,551)
Less: deferred financing costs	(5,472)	(6,244)
Total long-term debt	$693,903	$535,881

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

The additional borrowings under the Third Amendment were used, among other things, to pay the purchase price, fees and other expenses incurred in connection with the acquisition of Source Atlantic. Refer to Note 3 – Business and Asset Acquisitions for further details about the acquisition of Source Atlantic.

The Company has unused outstanding letters of credit of $2.0 million as of December 31, 2024. Net of these letters of credit, there was $253.0 million of borrowing availability under the revolving credit facility as of December 31, 2024.

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

The Amended Credit Agreement requires that the proceeds of any revolving credit facility loans be used for working capital and general corporate purposes (including, without limitation, permitted acquisitions), and requires that the proceeds of any delayed draw term loan facility be used solely to finance the payment of consideration for acquisitions permitted under the Amended Credit Agreement, and for any fees, costs and expenses incurred in connection therewith.

The Amended Credit Agreement requires the Company to pay certain closing fees, arrangement fees, administration fees, commitment fees, ticking fees and letter of credit fees. These fees are reported as a component of Interest expense in the Consolidated Statements of Operations and Comprehensive Income (Loss) and vary depending on the total net leverage ratio as defined in the Amended Credit Agreement. Fees were nominal in 2024, 2023 and 2022.

On August 14, 2024, the Company incurred deferred financing costs of $1.8 million associated with the Third Amendment. Deferred financing costs of $3.4 million were incurred during 2023 in connection with the First Amendment dated June 8, 2023, and deferred financing costs of $4.0 million were incurred during 2022 in connection with the previous credit agreement. Deferred financing costs are amortized over the life of the debt instrument and reported as a component of Interest expense in the Consolidated Statements of Operations and Comprehensive Income (Loss). Amortization of deferred financing costs was $2.9 million, $2.4 million, and $1.9 million for 2024, 2023 and 2022, respectively. As of December 31, 2024, total deferred financing costs net of accumulated amortization were $7.5 million of which $5.5 million are included in Long-term debt, less current portion, net (related to the senior secured term loan, senior secured delayed draw term loan and incremental term loans) and $2.0 million are included in Other assets (related to the senior secured revolving credit facility) in the Consolidated Balance Sheets.

Each of the loans under the Amended Credit Agreement matures on April 1, 2027, at which time all outstanding loans, together with all accrued and unpaid interest, must be repaid and the revolving credit facility commitments will terminate. Future maturities of long-term debt are $40.3 million per year payable in equal quarterly installments during 2025 and 2026, with the remaining balance of $659.1 million due in 2027 upon maturity. The Company is also required to prepay the term loans with the net cash proceeds from any disposition of certain assets (subject to reinvestment rights) or from the incurrence of any unpermitted debt. The Company may borrow, repay and reborrow the revolving loans until April 1, 2027, prepay any of the term loans, and terminate any of the commitments, in whole or in part, at any time without premium or penalty, subject to certain conditions and the reimbursement of certain lender costs in the case of prepayments of certain types of loans.

Subject to certain exceptions as set forth in the Amended Credit Agreement, the obligations of the Company and its U.S. subsidiaries under the Amended Credit Agreement are guaranteed by the Company, and certain of the Company’s U.S. subsidiaries and the obligations of each of the Company’s Canadian subsidiaries under the Amended Credit Agreement are guaranteed by the Company and certain of its U.S. and Canadian subsidiaries.

Subject to certain exceptions as set forth in the Amended Credit Agreement, the obligations under the Amended Credit Agreement are secured by a first priority security interest in and lien on substantially all assets of the Company, each other borrower and each guarantor.

The Amended Credit Agreement contains various covenants, including financial maintenance covenants requiring the Company to maintain compliance with a consolidated minimum interest coverage ratio and a maximum total net leverage ratio, each determined in accordance with the terms of the Amended Credit Agreement. The Amended Credit Agreement contains various events of default (subject to exceptions, thresholds and grace periods as set forth in the Amended Credit Agreement). Under certain circumstances, a default interest rate will apply on all obligations at a rate equal to 2.0% per annum above the applicable interest rate. The Company was in compliance with all financial covenants as of December 31, 2024.

Previous Amendments and Credit Agreements

The First Amendment to Amended and Restated Credit Agreement dated June 8, 2023 (the “First Amendment”) amended and replaced the previous credit agreement dated April 1, 2022 and provided for (i) a $200 million senior secured revolving credit facility, with a $25 million letter of credit sub-facility and a $10 million swingline loan sub-facility, (ii) a $250 million senior secured initial term loan facility, (iii) a $305 million incremental term loan, (iv) a $50 million senior secured delayed draw term loan facility and (v) the Company to increase the commitments thereunder from time to time by up to $200 million in the aggregate, subject to, among other things, the receipt of additional commitments from existing and/or new lenders and pro forma compliance with the financial covenants.

On June 8, 2023 in connection with the Hisco Transaction, the Company borrowed $305 million under the incremental term loan as provided by the First Amendment. The borrowings were used, among other things, to partially fund the Hisco Transaction, to repay certain existing indebtedness of Hisco and to pay fees and expenses incurred in connection with the Hisco Transaction and the First Amendment. Refer to Note 3 – Business and Asset Acquisitions for further details about the Hisco Transaction.

During 2022, in conjunction with the Mergers, the Company paid off debt obligations under its previous credit agreements. A $3.4 million loss on the extinguishment of debt for unamortized deferred financing costs was recorded in 2022 in connection with the payoff of previous indebtedness. The extinguishment was recorded in Loss on extinguishment of debt in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Note 10 – Stock-Based Compensation

The Company recorded stock-based compensation expense of $5.2 million, $7.9 million and $2.4 million for the years ended December 31, 2024, 2023 and 2022, respectively, in Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss) and recognized a net tax benefit relating to stock-based compensation of $1.1 million, $0.9 million and $2.1 million, respectively. A portion of the Company’s stock-based awards are liability-classified. Accordingly, changes in the market value of DSG common stock may result in stock-based compensation expense or benefit in certain periods. A stock-based compensation liability of $2.0 million as of December 31, 2024 and $5.6 million as of December 31, 2023 was included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets.

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

Equity Compensation Plans

On October 17, 2022, the Board of Directors approved and adopted the Distribution Solutions Group, Inc. Equity Compensation Plan, as amended and restated, effective October 17, 2022, and as amended November 10, 2022 (the “Amended and Restated Equity Plan”). The Amended and Restated Equity Plan provides for the grant of nonqualified and incentive stock options, stock awards and stock units to officers and employees of the Company. The Amended and Restated Equity Plan also provides for the grant of option rights and restricted stock to non-employee directors. Non-employee directors are limited to grants of no more than 60,000 shares of common stock in any calendar year and other than non-employee directors are limited to grants of no more than 500,000 shares of common stock in any calendar year. The Amended and Restated Equity Plan is administered by the Compensation Committee of the Board of Directors, or its designee, which as administrator of the plan, has the authority to select plan participants, grant awards, and determine the terms and conditions of the awards. As of December 31, 2024, the Company had approximately 694,000 shares of common stock still available under the Amended and Restated Equity Plan.

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

The fair value of the outstanding SPRs was estimated using a Black-Scholes valuation model. This model requires the input of subjective assumptions that may have a significant impact on the fair value estimate. The weighted-average fair value of SPRs outstanding as of December 31, 2024, 2023 and 2022 was $20.80, $18.37 and $7.65 per SPR, respectively. The weighted average fair value assumptions used in the model were as follows:

	December 31,
	2024	2023	2022
Expected volatility	36.9% to 38.0%	41.1% to 45.9%	43.4% to 52.2%
Risk-free rate of return	4.2% to 4.2%	4.5% to 5.3%	4.4% to 4.7%
Expected term (in years)	0.5 to 1	0.3 to 1.5	0.5 to 2.0
Expected annual dividend	$0	$0	$0

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

A liability of $2.0 million as of December 31, 2024 and $4.9 million as of December 31, 2023 is included as a component of Accrued expenses and other liabilities in the Consolidated Balance Sheets reflecting the estimated fair value of future pay-outs.

Activity related to the Company’s SPRs during the year ended December 31, 2024 was as follows:

	Number of SPRs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding on December 31, 2023	259,018	$18.37
Granted	—	—
Exercised	(166,478)	33.78
Cancelled	—	—
Outstanding on December 31, 2024	92,540	20.80	1.4	$1,921
Exercisable on December 31, 2024	92,540	$20.80	1.4	$1,921

The intrinsic value of SPRs exercised was $3.5 million for 2024, $1.7 million for 2023 and $5.2 million for 2022. All SPRs for plan participants were fully vested prior to 2022, as such, there is no unrecognized compensation associated with any SPRs.

Restricted Stock Awards

Restricted stock awards (“RSAs”) generally vest over a one to five year period beginning on the first anniversary of the date of the grant. Upon vesting, the vested RSAs are exchanged for an equal number of shares of DSG common stock. The participants have no voting or dividend rights with the RSAs. The RSAs are valued at the closing price of DSG common stock on the date of grant and the expense is recorded ratably over the vesting period.

Activity related to the Company’s RSAs during the year ended December 31, 2024 was as follows:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Outstanding on December 31, 2023	98,216	$23.57
Granted	141,325	32.16
Cancelled	(1,560)	25.28
Exchanged for common shares	(75,832)	24.09
Outstanding on December 31, 2024	162,149	$31.68

As of December 31, 2024, there was $3.7 million of total unrecognized compensation cost related to RSAs that will be recognized over a weighted average period of 2.5 years. The weighted average grant date fair value per share of awards granted during the year was $32.16 in 2024, $21.86 in 2023 and $18.75 in 2022. The fair value of RSAs exchanged for shares of DSG common stock was $1.4 million during 2024, $1.5 million during 2023, and $0.5 million during 2022.

Market Stock Units

Market Stock Units (“MSUs”) are exchangeable for between 0% to 150% of the DSG common shares at the end of the vesting period based on the trailing 60-day average closing price of DSG common stock. The value of the MSUs was determined using a geometric brownian motion model that, based on certain variables, generates a large number of random trials simulating the price of the DSG common stock over the measurement period. As of December 31, 2024 all MSUs are fully vested. The fair value of MSUs exchanged for shares of DSG common stock was $0.7 million during 2024, $0.6 million during 2023 and $0.9 million during 2022.

Activity related to the Company’s MSUs during 2024 was as follows:

	Number of Market Stock Units	Maximum Shares Potentially Issuable	Weighted Average Grant Date Fair Value
Outstanding on December 31, 2023	116,107	163,555	$17.25
Granted	—	—	—
Cancelled	—	—	—
Exchanged for common shares	(12,841)	(18,464)	15.69
Outstanding on December 31, 2024	103,266	145,091	$17.45

Stock Options

Stock options vest through the fifth anniversary from the grant date. Each stock option can be exchanged for one share of DSG common stock at the stated exercise price. Upon vesting, stock options are recognized as a component of equity. Activity related to the Company’s stock options during the year ended December 31, 2024 was as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding on December 31, 2023	1,880,067	$37.53
Granted	442,242	45.79
Exercised	(80,000)	13.50
Cancelled	(113,834)	32.41
Outstanding on December 31, 2024	2,128,475	40.43	8.6	$3,252
Exercisable on December 31, 2024	707,407	$38.62	7.9	$2,267

The weighted average exercise price per stock option granted was $45.79 for 2024, $37.03 for 2023 and $42.88 for 2022. Unrecognized compensation cost related to stock options as of December 31, 2024 was $12.3 million, which is expected to be recognized over a weighted-average period of 2.3 years. There were 1,421,068 unvested and 707,407 fully vested stock options outstanding on December 31, 2024 with a weighted average exercise price of $38.62. The intrinsic value of stock options exercised was $1.5 million for 2024, $0.0 million for 2023 and $0.6 million for 2022.

Cash received from options exercised was $1.1 million and $0.2 million in 2024 and 2022, respectively. The tax benefit realized from stock options exercised was insignificant in 2024 and 2022. No options were exercised in 2023.

The grant date fair value of the stock options issued was estimated using a Black-Scholes valuation model. The weighted average fair value assumptions used in the model were as follows:

	December 31,
	2024	2023	2022
Expected volatility	45.2% to 45.6%	45.2% to 45.6%	43.7% to 44.6%
Risk-free rate of return	3.6% to 4.2%	3.6% to 4.5%	2.7% to 3.1%
Expected term (in years)	6.5 years	6.2 years	6.5 years
Expected annual dividend	$0	$0	$0

The expected volatility was based on the historic volatility of the Company’s stock price commensurate with the expected life of the stock options. The risk-free rate of return reflects the interest rate offered for zero coupon treasury bonds over the expected life of the stock options. The expected life represents the period of time that options granted are expected to be outstanding and was calculated using the simplified method allowed by the SEC, which approximates our historical experience. The estimated annual dividend was based on the recent dividend payout trend.

Performance Awards

Performance Awards (“PAs”) are exchangeable for between 0% to 150% of DSG common shares, or the equivalent amount in cash, based upon the achievement of certain financial performance metrics at the end of the vesting period. The PAs are liability classified and included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets. The intrinsic value of PAs exercised was $0.9 million during 2024, $0.2 million during 2023 and $0.1 million during 2022. There was no unrecognized compensation cost related to PAs as of December 31, 2024.

Activity related to the Company’s PAs during the year ended December 31, 2024 was as follows:

	Number of Performance Awards	Maximum Shares Potentially Issuable	Weighted Average Grant Date Fair Value
Outstanding on December 31, 2023	26,080	39,120	$25.70
Granted	—	—	—
Exercised	(26,080)	(39,120)	25.70
Cancelled	—	—	—
Outstanding on December 31, 2024	—	—	$—

Note 11 – Stockholders’ Equity

Stock Split

On August 15, 2023, DSG announced that its Board of Directors approved and declared the Stock Split which entitled each stockholder of record as of the close of business on August 25, 2023, to receive one additional share of DSG common stock for each share of DSG common stock then-held. The additional shares were distributed after the close of trading on August 31, 2023, and shares of DSG common stock began trading at the split-adjusted basis on September 1, 2023. Accordingly, all share and per share amounts presented herein have been retroactively adjusted to reflect the impact of the Stock Split. Stockholders’ equity has been retroactively adjusted, where applicable, to give effect to the Stock Split for all periods presented by reclassifying the par value of the additional shares issued in connection with the Stock Split to Common stock from Capital in excess of par value in the Consolidated Balance Sheets.

In order to implement the Stock Split, on August 31, 2023, DSG filed a Third Amended and Restated Certificate of Incorporation of DSG with the Secretary of State of the State of Delaware to increase the number of authorized shares of DSG common stock from 35,000,000 to 70,000,000, which became effective on that date. The Stock Split did not change the $1.00 par value of DSG common stock.

Rights Offering

The Company completed a subscription rights offering on May 9, 2023 (the “Rights Offering”), that raised gross proceeds of approximately $100.0 million and resulted in the issuance of 4,444,444 shares of DSG common stock at a purchase price of $22.50 per share. Net proceeds were approximately $98.5 million after transaction costs of $1.5 million related to the issuance of DSG common stock for the Rights Offering, which were recorded against Capital in excess of par value in the Consolidated Balance Sheets. DSG used the proceeds from the Rights Offering, in combination with borrowings under the Amended Credit Agreement, to fund the Hisco Transaction.

Stock Repurchase Program

Under an existing stock repurchase program authorized by the Board of Directors, the Company may repurchase its common stock from time to time in open market transactions, privately negotiated transactions or by other methods. During 2024, 2023 and 2022, the Company repurchased 85,644, 138,725 and 108,178 shares of DSG common stock at an average cost of $30.13, $26.09 and $17.93 per share for a total cost of $2.6 million, $3.6 million and $1.9 million, respectively. The remaining availability for stock repurchases under the program was $26.4 million at December 31, 2024.

Note 12 – Earnings Per Share

As a result of the Stock Split and Mergers discussed in Note 1 – Nature of Operations and Basis of Presentation, all historical per share data, number of shares and numbers of equity awards were retroactively adjusted. The following table provides the computation of basic and diluted earnings per share:

	December 31,
(in thousands, except share and per share data)	2024	2023	2022
Basic income per share:
Net income (loss)	$(7,332)	$(8,967)	$7,406
Basic weighted average shares outstanding	46,811,354	44,868,862	34,291,870
Basic income (loss) per share of common stock	$(0.16)	$(0.20)	$0.22

Diluted income per share:
Net income (loss)	$(7,332)	$(8,967)	$7,406
Basic weighted average shares outstanding	46,811,354	44,868,862	34,291,870
Effect of dilutive securities	—	—	794,722
Diluted weighted average shares outstanding	46,811,354	44,868,862	35,086,592
Diluted income (loss) per share of common stock	$(0.16)	$(0.20)	$0.21
Anti-dilutive securities excluded from the calculation of diluted income per share	810,397	424,934	496,000

Note 13 – Income Taxes

Income (loss) from operations before income taxes consisted of the following:

	Year Ended December 31,
(in thousands)	2024	2023	2022
United States	$(23,598)	$(24,949)	$910
Foreign	23,062	22,942	12,027
Total	$(536)	$(2,007)	$12,937

Provision (benefit) for income taxes from operations consisted of the following:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Current income tax expense:
U.S. federal	$3,035	$4,961	$4,011
U.S. state	2,633	2,388	869
Foreign	7,777	7,639	3,057
Total	$13,445	$14,988	$7,937
Deferred income tax expense (benefit):
U.S. federal	$(3,554)	$(8,101)	$(947)
U.S. state	(1,603)	1,232	(73)
Foreign	(1,492)	(1,159)	(1,386)
Total	$(6,649)	$(8,028)	$(2,406)
Total income tax expense (benefit):
U.S. federal	$(519)	$(3,141)	$3,063
U.S. state	1,030	3,620	796
Foreign	6,285	6,481	1,672
Total	$6,796	$6,960	$5,531

The reconciliation between the effective income tax rates and the statutory federal rates for operations are as follows:

	Year Ended December 31,
	2024	2023	2022
Statutory Federal rate	21.0%	21.0%	21.0%
Increase (decrease) resulting from:
Change in valuation allowance - current period activity	(1,196.4)	(380.7)	1.3
Change in valuation allowance - reversal	—	—	—
Foreign rate differential	(63.2)	6.2	4.0
Stock compensation	81.6	(5.0)	(0.5)
Compensation deduction limitation	—	(7.0)	—
State and local taxes, net	178.4	67.1	4.5
Life insurance	(14.1)	(3.4)	—
Meals & entertainment	(65.2)	(17.3)	1.4
Change in uncertain tax positions	46.0	18.1	(2.9)
Provision to return differences	(78.5)	(45.3)	—
GILTI, Section 78, FDII, and Section 250	(8.5)	—	3.2
Transaction costs	(157.4)	—	8.3
Branch income	(275.2)	(81.6)	—
Earn out revaluation	—	—	0.8
Change in deferred balances	263.4	79.4	—
Other items, net	0.2	1.7	1.7
Provision for income taxes	(1,267.9)%	(346.8)%	42.8%

The effective tax rate for the year ended December 31, 2024 was (1,267.9)% compared to a (346.8)% effective tax rate for the year ended December 31, 2023. The change in the year-over-year effective tax rate was primarily due to state taxes, foreign operations, transaction costs and changes in the valuation allowance on the Company’s 163(j) interest expense limitation deferred tax asset.

The effective tax rate for the year ended December 31, 2023 was (346.8)% compared to a 42.8% effective tax rate for the year ended December 31, 2022. The change in the year-over-year effective tax rate was primarily due to an increase in the partial valuation allowance against the Company's excess interest expense carryforward balance, state taxes, foreign income and a pre-tax loss in 2023. Relative to the U.S. statutory rate, the effective tax rate for the year ended December 31, 2023 was impacted by the items listed above.

Deferred income tax assets and liabilities contain the following temporary differences:

	December 31,
(in thousands)	2024	2023
Deferred tax assets:
Federal & state NOL carryforward	$9,943	$10,158
Inventory reserve	10,269	8,815
Transaction costs	1,523	673
Stock based compensation	3,113	3,602
Accrued benefits & bonuses	7,821	11,998
Bad debt reserve	546	977
Section 163(j) limitation carryforward	20,422	15,891
Right of use liabilities	21,476	18,936
Deferred state income tax	452	—
Deferred revenue	135	77
Investment in foreign subsidiaries	—	—
Other	5,952	4,005
Total deferred tax assets	81,652	75,132

Deferred tax liabilities:
Intangible assets and goodwill	45,360	44,057
Right of use assets	20,449	18,264
Fixed assets	21,685	20,977
Deferred state income tax	—	17
Other	1,419	1,591
Total deferred tax liabilities	88,913	84,906

Net deferred tax liabilities before valuation allowance	(7,261)	(9,774)
Valuation allowance	(14,868)	(8,457)
Net deferred tax liabilities	$(22,129)	$(18,231)

At December 31, 2024, the Company had $21.4 million of U.S. federal net operating loss carryforwards (“NOLs”) that do not expire, and $50.6 million of state NOLs that expire between 2025 and 2036. At December 31, 2024 the Company had a total valuation allowance of $14.9 million. At December 31, 2023, the valuation allowance was $8.5 million. The change in the valuation allowance during 2024 was primarily related to establishing a valuation allowance against the deferred tax asset for Section 163(j) limited interest expense. The Company does not expect that its future taxable income will be sufficient to realize these existing deferred tax assets.

Earnings from the Company’s foreign subsidiaries are considered to be indefinitely reinvested. A distribution of these non-U.S. earnings in the form of dividends or otherwise would subject the company to foreign withholding taxes and may subject the Company to U.S. federal and state taxes. Determination of the amount of unrecognized deferred tax liability related to indefinitely reinvested profits is not feasible primarily due the Company’s legal entity structure and the complexity of U.S. tax laws.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
(in thousands)	2024	2023	2022
Balance at beginning of year	$2,734	$3,027	$—
Additions for tax positions of current year	595	—	191
Additions for tax positions of prior years	—	503	3,741
Reductions for tax positions of prior year	(152)	—	(238)
Lapse of statute of limitations	(815)	(796)	(667)
Balance at end of year	$2,362	$2,734	$3,027

The recognition of the unrecognized tax benefits would have a favorable effect on the effective tax rate. The unrecognized tax benefits as of December 31, 2024 included $1.1 million of tax benefits that, if recognized, would impact the effective tax rate in future periods. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The unrecognized tax benefits are recorded as a component of Other Liabilities in the Consolidated Balance Sheets. The total amount accrued for interest and penalties in the liability for uncertain tax positions was $1.1 million, $0.8 million and $0.9 million as of December 31, 2024, 2023 and 2022, respectively. It is reasonably possible that the amount of unrecognized tax benefits will change in the next twelve months; however, the Company does not expect the change to have a material impact on the Consolidated Statements of Operations and Comprehensive Income (Loss) or the Consolidated Balance Sheets. Interest and penalties are recognized over uncertain tax positions that arose from income tax matters in Canada. The Company has substantially concluded all Canadian income tax matters through the year ended December 31, 2016. Years 2017 through present are open and subject to examination.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. As of December 31, 2024, the Company was subject to U.S. federal income tax examinations for the years 2021 through 2023 and income tax examinations from various other jurisdictions for the years 2017 through 2023.

Note 14 – Segment Information

As a result of the Source Atlantic acquisition in the third quarter of 2024, discussed in Note 3 – Business and Asset Acquisitions, the Company realigned its reportable segments to align with its business strategy and the manner in which the CODM assesses performance and strategic execution and makes decisions regarding the allocation of resources. The Company’s CODM is the Chief Executive Officer of DSG. For each reportable segment, the CODM uses segment operating income (loss) to allocate resources (including employees and financial resources) in a way to manage and grow margins.

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

Canada Branch Division combines the operations of our Bolt and Source Atlantic subsidiaries, which distribute industrial MRO supplies, safety products, fasteners, power tools and related value-add services to the Canadian MRO market through the sale of products and services via warehouse shipments and to its walk-up customers through 38 branch locations.

The Company also has an “All Other” category which includes unallocated DSG holding company costs that are not directly attributable to the ongoing operating activities of our reportable segments. There is no revenue associated with the All Other category.

Financial information for the Company’s segments and reconciliations of that information to the consolidated financial statements is presented below.

	Year Ended December 31,
(in thousands)	2024	2023	2022(1)
Revenue
Lawson	$469,044	$468,711	$324,783
TestEquity	771,180	641,768	392,358
Gexpro Services	440,723	405,733	385,326
Canada Branch Division	125,099	55,890	48,955
Intersegment revenue elimination	(1,942)	(1,700)	—
Total revenue	$1,804,104	$1,570,402	$1,151,422

Cost of goods sold
Lawson	$211,784	$203,251	$154,030
TestEquity	595,368	499,916	302,980
Gexpro Services	302,228	284,664	272,462
Canada Branch Division	82,897	32,396	31,052
Intersegment cost of goods sold elimination	(1,948)	(1,700)	—
Total cost of goods sold	$1,190,329	$1,018,527	$760,524

Selling, general and administrative expenses
Lawson	$242,705	$232,962	$164,217
TestEquity	171,845	158,317	78,003
Gexpro Services	101,962	94,069	91,573
Canada Branch Division	36,178	17,763	13,289
All Other	5,130	5,773	2,030
Total operating expenses	$557,820	$508,884	$349,112

Operating income (loss)
Lawson	$14,555	$32,498	$6,536
TestEquity	3,967	(16,465)	11,375
Gexpro Services	36,533	27,000	21,291
Canada Branch Division	6,024	5,731	4,614
All Other	(5,124)	(5,773)	(2,030)
Total operating income (loss)	$55,955	$42,991	$41,786

Reconciliation to income (loss) before income taxes
Interest expense	$(55,145)	$(42,774)	$(24,301)
Loss on extinguishment of debt	—	—	(3,395)
Change in fair value of earnout liabilities	(988)	758	(483)
Other income (expense), net	(358)	(2,982)	(670)
Income (loss) before income taxes	$(536)	$(2,007)	$12,937
(1)    Includes the operating results of Lawson, Canada Branch Division and All Other only subsequent to the Merger Date of April 1, 2022.

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

(in thousands)	Lawson	TestEquity	Gexpro Services	Canada Branch Division	Elimination	Total
Year Ended December 31, 2024
Revenue from external customers	$468,976	$770,866	$439,163	$125,099	$—	$1,804,104
Intersegment revenue	68	314	1,560	—	(1,942)	—
Revenue	$469,044	$771,180	$440,723	$125,099	$(1,942)	$1,804,104
Year Ended December 31, 2023
Revenue from external customers	$468,379	$641,643	$404,490	$55,890	$—	$1,570,402
Intersegment revenue	332	125	1,243	—	(1,700)	—
Revenue	$468,711	$641,768	$405,733	$55,890	$(1,700)	$1,570,402
Year Ended December 31, 2022(1)
Revenue from external customers	$324,783	$392,358	$385,326	$48,955	$—	$1,151,422
Intersegment revenue	—	—	—	—	—	—
Revenue	$324,783	$392,358	$385,326	$48,955	$—	$1,151,422
(1)    Includes the operating results of Lawson, Canada Branch Division and All Other only subsequent to the Merger Date of April 1, 2022.

Total assets by segment and long-lived assets by geographic area were as follows:

	December 31,
(in thousands)	2024	2023
Total assets by segment
Lawson	$524,077	$467,195
TestEquity	654,315	638,950
Gexpro Services	331,811	329,799
Canada Branch Division	199,362	71,446
All Other	17,690	42,941
Total	$1,727,255	$1,550,331

Long-lived assets by geographic area(1)
United States	$818,100	$765,160
Canada	138,218	72,054
Europe	30,345	32,997
Pacific Rim	4,751	417
Latin America	3,615	3,785
Total	$995,029	$874,413
(1)    Long-lived assets include property, plant and equipment, rental equipment, goodwill, intangibles, right of use operating lease assets, and other assets.

Refer to Note 4 – Revenue Recognition for disaggregated revenue by geographic area.

Capital expenditures and depreciation and amortization by segment were as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022(1)
Capital expenditures
Lawson	$5,163	$6,626	$3,737
TestEquity	12,692	2,955	250
Gexpro Services	4,269	5,053	3,809
Canada Branch Division	1,069	703	511
All Other	—	—	—
Total	$23,193	$15,337	$8,307

Depreciation and amortization
Lawson	$24,349	$19,532	$10,594
TestEquity	30,799	26,002	17,480
Gexpro Services	15,489	15,986	15,175
Canada Branch Division	3,739	2,068	1,937
All Other	—	—	—
Total	$74,376	$63,588	$45,186
(1)    Includes the activities of Lawson, Canada Branch Division and All Other only subsequent to the Merger Date of April 1, 2022.

Note 15 – Commitments and Contingencies

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

A remediation plan was approved by ADEM in 2018. The plan consists of chemical injections throughout the affected area, as well as subsequent monitoring of the area. The injection process was completed in the first quarter of 2019 and the environmental consulting firm is monitoring the affected area. At December 31, 2024 the Company had approximately $0.1 million accrued for potential monitoring costs included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets. The costs for future monitoring are not significant and have been fully accrued. The Company does not expect to capitalize any amounts related to the remediation plan.

Defined Contribution Plan

The Company provides a 401(k) defined contribution plan to allow employees a pre-tax investment vehicle to save for retirement. The Company made contributions to the 401(k) plan of $7.5 million, $7.2 million and $5.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Consulting Services

Individuals employed by LKCM Headwater Operations, LLC, a related party of LKCM, have provided the Company with certain consulting services for interim executive management in addition to assisting in identifying cost savings, revenue enhancements and operational synergies of the combined companies. For the years ended December 31, 2024, 2023 and 2022, expense of $1.2 million, $0.6 million and $0.2 million, respectively, was recorded in Selling, general and administrative expenses within the Consolidated Statements of Operations and Comprehensive Income (Loss), reflecting expenses incurred for these consulting services.

Principal Executive Office Lease

In connection with the Company’s headquarters move to Fort Worth, Texas in 2023, the Company has been utilizing office space in a building that is leased by LKCM. The Company is not charged any rent or other amounts for the use of the office space.

Significant Shareholder

LKCM, entities affiliated with LKCM and J. Bryan King (President and Chief Executive Officer of DSG and Chairman of the DSG Board of Directors), including private investment partnerships for which LKCM serves as investment manager, beneficially owned in the aggregate approximately 36.4 million shares of DSG common stock as of December 31, 2024, representing approximately 77.6% of the outstanding shares of DSG common stock as of December 31, 2024.

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

Rights Offering

Certain entities affiliated with LKCM and J. Bryan King exercised their basic subscription rights and over-subscription rights in the Rights Offering and purchased approximately 3.6 million additional shares of DSG common stock at a purchase price of $22.50 per share. Following the completion of the Rights Offering on May 30, 2023, entities affiliated with LKCM and Mr. King beneficially owned in the aggregate approximately 36.4 million shares of DSG common stock as of June 1, 2023, representing approximately 77.6% of the outstanding shares of DSG common stock as of December 31, 2024.

Board of Directors

M. Bradley Wallace, who became a director of the Company upon his election at the Company’s 2023 annual stockholders meeting on May 19, 2023, is a Founding Partner of LKCM Headwater Investments, the private capital investment group of LKCM.

Lawson Products, Inc.
Schedule II - Valuation and Qualifying Accounts

The roll forward of valuation accounts were as follows:

	(Dollars in thousands)
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Valuation allowance for deferred tax assets:
Year ended December 31, 2024	$8,457	$6,411	$—	$14,868
Year ended December 31, 2023	$815	$7,642	$—	$8,457
Year ended December 31, 2022	$638	$177	$—	$815

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report (“the Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective as of December 31, 2024.

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

Given the timing of the Source Atlantic Transaction, the S&S Automotive Transaction and the TCR Transaction and the complexity of systems and business processes, the Company has excluded Source Atlantic, S&S Automotive and Tech-Component Resources Pte Ltd, wholly-owned subsidiaries, from the scope of management’s report on internal control over financial reporting, representing approximately $114.5 million of total assets (excluding goodwill and intangible assets, which were integrated into the Company’s control environment) as of December 31, 2024 and $99.0 million of revenue for the year then ended.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Distribution Solutions Group, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Distribution Solutions Group, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024, and our report dated March 6, 2025 expressed an unqualified opinion on those financial statements.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of S&S Automotive Inc., Source Atlantic Limited and Tech-Component Resources Pte Ltd, wholly owned subsidiaries, whose financial statements reflect total assets and revenues constituting 7 and 5 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024. As indicated in Management’s Report, S&S Automotive Inc., Source Atlantic Limited and Tech-Component Resources Pte Ltd, were acquired during 2024. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of S&S Automotive Inc., Source Atlantic Limited and Tech-Component Resources Pte Ltd.

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

/s/ GRANT THORNTON LLP
Dallas, Texas
March 6, 2025

ITEM 9B. OTHER INFORMATION.

During the quarter ended December 31, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined under Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

Distribution Solutions Group, Inc.
Notes to Consolidated Financial Statements

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

a.    Directors

The information required by this Item will be set forth in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders to be held on May 22, 2025, under the captions “Proposal One--Election of Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.

b.    Executive Officers

The information required by this Item is set forth in Item 1 of Part I of this report, under the caption “Information About Our Executive Officers.”

c.    Audit Committee

Information on the Company’s Audit Committee required by this Item will be contained under the caption “Board of Directors Meetings and Committees” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 2025, which information is incorporated herein by reference.

The Board of Directors has determined that Lee Hillman, a member of the Audit Committee of the Board of Directors, qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, and that Mr. Hillman is “independent” as the term is defined in the listing standards of the Nasdaq Global Select Market.

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

e.    Insider Trading Policies and Procedures

The Company has an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to all Company personnel, including directors, officers, employees, and other covered persons. The policy also applies to the Company. The Company believes that its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations, and NASDAQ listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19 to this Form 10-K. The remaining information required by this Item 10 will be set forth in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders to be held on May 22, 2025, under the caption “Corporate Governance,” which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information required under this Item will be set forth in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders to be held on May 22, 2025, under the captions “Compensation Discussion and Analysis,” “Remuneration of Executive Officers,” and “Director Compensation in 2024.”

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required under this Item relating to Security Ownership of Certain Beneficial Owners will be set forth in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders to be held on May 22, 2025, under the caption “Share Ownership of Certain Beneficial Owners and Management,” which information is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2024 regarding the number of shares of DSG common stock that were available for issuance under the Company’s equity compensation plans. Refer to Note 10 – Stock-Based Compensation within Item 8. Financial Statements and Supplementary Data for further information about the Company’s equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by stockholders
Stock options	2,128,475	$40.43
Other stock units (1)	307,240	N/A
Equity compensation plans not approved by stockholders	—	—	—
Total	2,435,715	$40.43	693,680
(1)Includes potential DSG common stock issuance of 162,149 from restricted stock awards, 145,091 from market stock units and 0 from performance awards.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item will be set forth in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders to be held on May 22, 2025, under the captions “Proposal One--Election of Directors” and “Certain Relationships and Related Transactions,” which information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required under this Item will be set forth in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders to be held on May 22, 2025, under the caption “Fees Billed to the Company by Grant Thornton, LLP,” which information is incorporated herein by reference. The information set forth under the subcaption “Report of the Audit Committee of the Board of Directors” should not be deemed filed nor should it be incorporated by reference into any other filing under the Securities Act of 1933, as amended, or the Exchange Act except to the extent the Company specifically incorporates such report by reference therein.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a)    (1)    See Index to Financial Statements and Supplementary Data in Item 8 on page 56.

    (2)    All other financial statement schedules are omitted because they are inapplicable, not required under the instructions, or the information is reflected in the financial statements or notes thereto.

    (3)    Exhibits:

Exhibit Number	Description of Exhibit
2.1†
Agreement and Plan of Merger, dated as of December 29, 2021, by and among LKCM TE Investors, LLC, TestEquity Acquisition, LLC, Lawson Products, Inc. and Tide Sub, LLC, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-10546) filed on January 4, 2022.

2.2†
Agreement and Plan of Merger, dated as of December 29, 2021, by and among 301 HW Opus Investors, LLC, 301 HW Opus Holdings, Inc., Lawson Products, Inc. and Gulf Sub, Inc., incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K (File No. 000-10546) filed on January 4, 2022.

2.3†
Stock Purchase Agreement, dated as of March 30, 2023, by and among HIS Company, Inc., Distribution Solutions Group, Inc., HIS Company, Inc. Employee Stock Ownership Trust, which is maintained pursuant to and in connection with the HIS Company, Inc. Employee Stock Ownership Plan, acting through GreatBanc Trust Company, not in its corporate capacity, but solely in its capacity as trustee of HIS Company, Inc. Employee Stock Ownership Trust, and Ellis Moseley, solely in his capacity as the representative of HIS Company, Inc. Employee Stock Ownership Trust, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-10546) filed on March 31, 2023.

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
10.1*
Lawson Products, Inc. Executive Deferral Plan (as Amended and Restated Effective November 1, 2015), incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 000-10546) for the quarter ended September 30, 2021, filed on October 28, 2021.

10.2*
Lawson Products, Inc. Amended Stock Performance Plan (as Amended and Restated Effective January 24, 2017), incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 000-10546) for the quarter ended September 30, 2021, filed on October 28, 2021.

10.3*
Amendment of the Lawson Products, Inc. Amended Stock Performance Plan (as Amended and Restated Effective January 24, 2017), dated December 23, 2020, incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K (File No. 000-10546) for the fiscal year ended December 31, 2020, filed on February 26, 2021.

10.4*
Form Letter regarding Stock Performance Rights, incorporated by reference to Exhibit 10(c)(16) to the Company’s Annual Report on Form 10-K (File No. 000-10546) for the fiscal year ended December 31, 2004, filed on March 16, 2005.

10.5*
Distribution Solutions Group, Inc. Equity Compensation Plan (amended and restated effective October 17, 2022, as amended November 10, 2022), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-10546) filed on November 18, 2022.

10.6*
Form of Award Agreement under the 2009 Equity Compensation Plan (now known as the Distribution Solutions Group, Inc. Equity Compensation Plan) (Target Units, SPRs and Restricted Units), incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q (File No. 000-10546) for the quarter ended September 30, 2021, filed on October 28, 2021.

10.7*
Form of Award Agreement under the 2009 Equity Compensation Plan (now known as the Distribution Solutions Group, Inc. Equity Compensation Plan) (MSU Target Units, ROIC Target Units and Restricted Units), incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q (File No. 000-10546) for the quarter ended September 30, 2021, filed on October 28, 2021.

10.8*
Form of Award Agreement under the 2009 Equity Compensation Plan (now known as the Distribution Solutions Group, Inc. Equity Compensation Plan) (MSU Target Units, ROIC Target Units and Restricted Units), incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q (File No. 000-10546) for the quarter ended September 30, 2021, filed on October 28, 2021.

10.9*
Form of Option Award Agreement dated as of August 22, 2023 under the Distribution Solutions Group, Inc. Equity Compensation Plan, as amended on November 10, 2022, incorporated by reference to Exhibit 10.9 to the Company’s Annual Report of Form 10-K (File No. 000-10546) filed on March 7, 2024.

10.10*
Form of Option Award Agreement dated as of January 27, 2023 under the Distribution Solutions Group, Inc. Equity Compensation Plan, as amended on November 10, 2022, incorporated by reference to Exhibit 10.10 to the Company’s Annual Report of Form 10-K (File No. 000-10546) filed on March 7, 2024.

10.11*
Lawson Products, Inc. 2021 Annual Incentive Plan Summary, incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q (File No. 000-10546) for the quarter ended September 30, 2021, filed on October 28, 2021.

10.12*	Form of Indemnification Agreement for Directors and Officers, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-10546) filed on September 19, 2008.
10.13*
Form of Change in Control Agreement for Officers, incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q (File No. 000-10546) for the quarter ended September 30, 2021, filed on October 28, 2021.

10.14*
Retirement and Consulting Agreement, dated as of March 2, 2021, by and between Lawson Products, Inc., an Illinois corporation, and Neil Jenkins, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-10546) filed on March 5, 2021.

10.15
Voting Agreement, dated as of December 29, 2021, by and among Lawson Products, Inc. and Luther King Capital Management Corporation, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-10546) filed on January 4, 2022.

10.16†
Amended and Restated Credit Agreement, dated as of April 1, 2022, by and among Lawson Products, Inc., the subsidiaries of Lawson Products, Inc. party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-10546) filed on April 4, 2022.

10.17
Registration Rights Agreement, dated as of April 1, 2022, by and among Lawson Products, Inc., 301 HW Opus Investors, LLC and LKCM TE Investors, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-10546) filed on April 4, 2022.

10.18*
Retirement and Consulting Agreement, dated as of April 4, 2022, by and between Lawson Products, Inc., an Illinois corporation, and Michael G. DeCata, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-10546) filed on April 8, 2022.

10.19*
Employment Agreement, dated as of April 4, 2022, by and between Lawson Products, Inc., an Illinois corporation, and Cesar A. Lanuza, incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q (File No. 000-10546) for the quarter ended June 30, 2022, filed on August 9, 2022.

10.20*
Employment Agreement, dated as of January 27, 2023, by and between Lawson Products, Inc., an Illinois corporation, and Ronald J. Knutson, incorporate by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-10546) filed on January 31, 2023.

10.21
Subscription Agent Agreement, dated as of May 8, 2023, by and among Distribution Solutions Group, Inc., Computershare Inc. and Computershare Trust Company, N.A., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-10546) filed on May 9, 2023.

10.22†
First Amendment to Amended and Restated Credit Agreement, dated as of June 8, 2023, by and among Distribution Solutions Group, Inc., the subsidiaries of Distribution Solutions Group, Inc. party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-10546) filed on June 9, 2023.

10.23†
Second Amendment to the Amended and Restated Credit Agreement, dated as of June 13, 2024, by and among Distribution Solutions Group, Inc., the subsidiaries of Distribution Solutions Group, Inc. party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report of Form 10-Q (File No. 000-10546) for the quarter ended June 30, 2024, filed on August 1, 2024.

10.24†
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

19**	Insider Trading Policy.
21**	Subsidiaries of the Company.
23.1**	Consent of Grant Thornton, LLP.
23.2**	Consent of BDO USA, P.C.
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97
Distribution Solutions Group, Inc. Incentive Based Compensation Recoupment Policy, dated as of November 28, 2023, incorporated by reference to Exhibit 97 to the Company’s Annual Report of Form 10-K (File No. 000-10546) filed on March 7, 2024.

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

DISTRIBUTION SOLUTIONS GROUP, INC.
(Registrant)

Dated:	March 6, 2025	/s/ J. Bryan King
J. Bryan King Chairman, President and Chief Executive Officer (principal executive officer)

Dated:	March 6, 2025	/s/ Ronald J. Knutson
Ronald J. Knutson Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)

Dated:	March 6, 2025	/s/ David S. Lambert
David S. Lambert Vice President, Controller and Chief Accounting Officer (principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ J. Bryan King	Chairman, President and Chief Executive Officer (principal executive officer)	March 6, 2025
J. Bryan King
/s/ Ronald J. Knutson	Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)	March 6, 2025
Ronald J. Knutson
/s/ David S. Lambert	Vice President, Controller and Chief Accounting Officer (principal accounting officer)	March 6, 2025
David S. Lambert
/s/ I. Steven Edelson	Director	March 6, 2025
I. Steven Edelson
/s/ Lee S. Hillman	Director	March 6, 2025
Lee S. Hillman
/s/ Mark F. Moon	Director	March 6, 2025
Mark F. Moon
/s/ Bianca A. Rhodes	Director	March 6, 2025
Bianca A. Rhodes
/s/ M. Bradley Wallace	Director	March 6, 2025
M. Bradley Wallace
/s/ Robert S. Zamarripa	Director	March 6, 2025
Robert S. Zamarripa