Form 10-Q
period 2025-03-31
Distribution Solutions Group, Inc.
filed 2025-05-01
CIK 703604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of April 25, 2025, 46,438,341 shares of common stock, $1.00 par value, were outstanding.

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
•enhanced tariffs, changes in trade policies and import and export regulations of the U.S. and foreign governments;
•supply chain constraints, inflationary pressure and labor shortages;
•foreign currency exchange rate changes; and
•the other factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

We undertake no obligation to update or revise any forward-looking statement contained herein, whether to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events or otherwise, except as may be required under applicable law.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
Distribution Solutions Group, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$65,442	$66,479
Restricted cash	14,595	15,247
Accounts receivable, less allowances of $2,680 and $2,416, respectively	280,393	250,717
Inventories	349,354	348,226
Prepaid expenses and other current assets	35,018	31,505
Total current assets	744,802	712,174
Property, plant and equipment, net	125,874	125,524
Rental equipment, net	38,105	39,376
Goodwill	464,098	462,789
Deferred tax asset, net	128	136
Intangible assets, net	258,680	269,763
Cash value of life insurance	19,726	19,916
Right of use operating lease assets	106,468	91,962
Other assets	5,031	5,615
Total assets	$1,762,912	$1,727,255
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$134,206	$125,575
Current portion of long-term debt	40,740	40,476
Current portion of lease liabilities	18,664	18,951
Accrued expenses and other current liabilities	78,628	81,259
Total current liabilities	272,238	266,261
Long-term debt, less current portion, net	712,370	693,903
Lease liabilities	94,057	77,758
Deferred tax liability, net	22,734	22,265
Other liabilities	24,800	26,525
Total liabilities	1,126,199	1,086,712
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $1 par value:
Authorized - 500,000 shares, issued and outstanding — None	—	—
Common stock, $1 par value:
Authorized - 70,000,000 shares Issued - 47,770,100 and 47,738,290 shares, respectively Outstanding - 46,567,929 and 46,856,757 shares, respectively	46,567	46,856
Capital in excess of par value	680,210	677,473
Retained deficit	(38,778)	(42,039)
Treasury stock – 1,202,171 and 881,533 shares, respectively	(30,834)	(19,631)
Accumulated other comprehensive income (loss)	(20,452)	(22,116)
Total stockholders’ equity	636,713	640,543
Total liabilities and stockholders’ equity	$1,762,912	$1,727,255

See notes to Condensed Consolidated Financial Statements (Unaudited)

Distribution Solutions Group, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$478,029	$416,086
Cost of goods sold	314,049	272,677
Gross profit	163,980	143,409

Selling, general and administrative expenses	143,883	140,626
Operating income (loss)	20,097	2,783

Interest expense	(14,215)	(11,827)
Change in fair value of earnout liabilities	(1,000)	5
Other income (expense), net	632	(262)

Income (loss) before income taxes	5,514	(9,301)
Income tax expense (benefit)	2,253	(4,077)

Net income (loss)	$3,261	$(5,224)

Basic income (loss) per share of common stock	$0.07	$(0.11)

Diluted income (loss) per share of common stock	$0.07	$(0.11)

Comprehensive income (loss)
Net income (loss)	$3,261	$(5,224)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,664	(3,138)
Other	—	—
Comprehensive income (loss)	$4,925	$(8,362)

See notes to Condensed Consolidated Financial Statements (Unaudited)

Distribution Solutions Group, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands, except share data)
(Unaudited)

	Common Stock		Capital in Excess of Par Value			Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Outstanding Shares	$1 Par Value		Retained Deficit	Treasury Stock
Balance at January 1, 2025	46,856,757	$46,856	$677,473	$(42,039)	$(19,631)	$(22,116)	$640,543
Net income (loss)	—	—	—	3,261	—	—	3,261
Foreign currency translation adjustment	—	—	—	—	—	1,664	1,664
Stock-based compensation	—	—	1,571	—	—	—	1,571
Shares issued	31,810	32	845	—	—	—	877
Repurchases of common stock	(320,638)	(321)	321	—	(11,203)	—	(11,203)
Balance at March 31, 2025	46,567,929	$46,567	$680,210	$(38,778)	$(30,834)	$(20,452)	$636,713

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

See notes to Condensed Consolidated Financial Statements (Unaudited)

Distribution Solutions Group, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net income (loss)	$3,261	$(5,224)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	19,979	17,052
Amortization of debt issuance costs	902	660
Stock-based compensation	974	2,198
Deferred income taxes	476	1,159
Change in fair value of earnout liabilities	1,000	(5)
(Gain) loss on sale of rental equipment	(1,026)	(432)
(Gain) loss on sale of property, plant and equipment	(15)	(5)
Net realizable value adjustment and write-offs for obsolete and excess inventory	1,779	1,605
Bad debt expense	437	(333)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(29,587)	(6,560)
Inventories	(1,822)	1,048
Prepaid expenses and other current assets	(4,965)	(6,813)
Accounts payable	7,735	3,454
Accrued expenses and other current liabilities	(2,957)	(1,488)
Other changes in operating assets and liabilities	(933)	299
Net cash provided by (used in) operating activities	(4,762)	6,615
Investing activities
Purchases of property, plant and equipment	(5,646)	(2,454)
Proceeds from sale of property, plant and equipment	990	—
Business acquisitions, net of cash acquired	—	(13,145)
Purchases of rental equipment	(2,861)	(1,221)
Proceeds from sale of rental equipment	2,464	812
Net cash provided by (used in) investing activities	(5,053)	(16,008)
Financing activities
Proceeds from revolving lines of credit	93,502	8,858
Payments on revolving lines of credit	(65,334)	(11,611)
Payments on term loans	(10,063)	(625)
Repurchase of common stock	(11,203)	—
Shares repurchased held in treasury	—	(449)
Stock option exercises	877	—
Payment of financing lease principal	(146)	(124)
Net cash provided by (used in) financing activities	7,633	(3,951)
Effect of exchange rate changes on cash and cash equivalents	493	(680)
Increase (decrease) in cash, cash equivalents and restricted cash	(1,689)	(14,024)
Cash, cash equivalents and restricted cash at beginning of period	81,726	99,626
Cash, cash equivalents and restricted cash at end of period	$80,037	$85,602
Cash and cash equivalents	$65,442	$73,097
Restricted cash	14,595	12,505
Total cash, cash equivalents and restricted cash	$80,037	$85,602

See notes to Condensed Consolidated Financial Statements (Unaudited)

Distribution Solutions Group, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024

Supplemental disclosure of cash flow information
Net cash paid for income taxes	$3,240	$1,702
Net cash paid for interest	$13,312	$9,269
Net cash paid for interest on supply chain financing	$571	$572

Non-cash activities:
Additions of property, plant and equipment included in accounts payable	$279	$132
Right of use assets obtained in exchange for finance lease liabilities	$—	$383
Right of use assets obtained in exchange for operating lease liabilities	$18,414	$6,212

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

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all disclosures required by GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with DSG’s audited consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2024 filed with the U.S. Securities and Exchange Commission (“SEC”). All normal recurring adjustments have been made that are necessary to fairly state the results of operations for the interim periods. Operating results for the three-month period ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

Period-end Dates: The Company and its consolidated subsidiaries, except for the subsidiaries in the Gexpro Services segment, operate on a calendar year-end. Gexpro Services operates on a calendar year-end for annual reporting purposes. However, quarterly financial statements for Gexpro Services are prepared on financial close dates that may differ from that of the Company. For the quarter ended March 31, 2025, there was a two day difference in the period end. The consolidated financial statement impact of the two day difference arising from the different period ends for the quarter ended March 31, 2025 was not material. The Company utilizes the exchange rates in effect at Gexpro Services’ reporting date and the appropriate weighted-average rate for its fiscal reporting period.

Note 2 – Summary of Significant Accounting Policies

There were no significant changes to the Company’s accounting policies from those disclosed in DSG’s Annual Report on Form 10-K for the year ended December 31, 2024. See Note 2 of the 2024 consolidated financial statements included in DSG’s Annual Report on Form 10-K for the year ended December 31, 2024 for further details of the Company’s significant accounting policies.

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

Note 3 – Business and Asset Acquisitions

DSG and its operating companies acquired businesses during the year ended December 31, 2024. The acquisitions were accounted for under ASC 805, the acquisition method of accounting. For each acquisition, the allocation of consideration exchanged to the assets acquired and liabilities assumed was based on estimated acquisition-date fair values. The final valuations will be completed within the one-year measurement period following the respective acquisition date, and any adjustments will be recorded in the period in which the adjustments are determined.

2024 Acquisitions

ConRes Test Equipment

On November 18, 2024, DSG acquired the assets of ConRes Test Equipment, (“ConRes TE” and the “ConRes TE Transaction”), for a purchase price of approximately $17.0 million. These assets were acquired to expand TestEquity’s test equipment offerings and value-add service capabilities in all of our end markets. The results of operations from the additional assets acquired from ConRes TE are included within the TestEquity reportable segment. The acquisition was funded using DSG’s cash on hand and its revolving credit facility. This acquisition was accounted for as an asset acquisition because substantially all of the fair value of the acquired assets were concentrated in property, plant and equipment.

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
(1)    The Company paid $0.0 million of the ConRes TE deferred consideration during the three months ended March 31, 2025 and $0.0 million during the year ended December 31, 2024.

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

The following table summarizes the preliminary allocation of consideration exchanged to the estimated fair values of assets acquired and liabilities assumed, including the allocation to other intangible assets acquired:

	Tech-Component Resources Pte Ltd
(in thousands)	October 30, 2024 Acquisition Date	Measurement Period Adjustments	Adjusted Total
Accounts receivable	$923	$—	$923
Inventory	793	72	865
Other current assets	526	—	526
Property, plant and equipment	17	—	17
Right of use assets	5	—	5
Other intangible assets:
Customer relationships	2,250	—	2,250
Trade names	1,000	—	1,000
Deferred tax liability, net of deferred tax asset	(641)	—	(641)
Accounts payable	(295)	(17)	(312)
Lease liabilities	(5)	—	(5)
Accrued expenses and other liabilities	(65)	(30)	(95)
Goodwill	1,372	(25)	1,347
Total purchase consideration exchanged, net of cash acquired	$5,880	$—	$5,880
Cash consideration	$4,925	$—	$4,925
Deferred consideration(1)	955	—	955
Total purchase consideration exchanged, net of cash acquired	$5,880	$—	$5,880

(1)    The Company paid $0.0 million of the TCR deferred consideration during the three months ended March 31, 2025 and $0.0 million during the year ended December 31, 2024.

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

Source Atlantic

On August 14, 2024, DSG acquired all of the issued and outstanding capital stock of Source Atlantic Limited (“Source Atlantic” and the “Source Atlantic Transaction”) for a purchase price of approximately $103.5 million, net of cash acquired of $4.4 million. Source Atlantic, headquartered in Saint John, New Brunswick, Canada, is a wholesale distributor of industrial MRO supplies, safety products, fasteners, and related value-add services for the Canadian MRO market. Source Atlantic has 24 branch locations across Canada with a heavy focus in Eastern Canada. Source Atlantic was acquired to expand DSG’s operating footprint in the Canadian market. The results of operations of Source Atlantic are included within the Canada Branch Division reportable segment. The acquisition was funded with borrowings under the Company’s Amended Credit Agreement. Refer to Note 9 – Debt for information about the Amended Credit Agreement.

The following table summarizes the preliminary allocation of consideration exchanged to the estimated fair values of assets acquired and liabilities assumed, including the allocation to other intangible assets acquired:

	Source Atlantic
(in thousands)	August 14, 2024 Acquisition Date	Measurement Period Adjustments	Adjusted Total
Accounts receivable(1)	$33,679	$—	$33,679
Inventory	28,427	—	28,427
Other current assets	1,846	—	1,846
Property, plant and equipment	21,217	—	21,217
Right of use assets	6,780	—	6,780
Other intangible assets:
Customer relationships	11,035	1,242	12,277
Trade names	10,012	804	10,816
Deferred tax liability, net of deferred tax asset	(10,314)	(1,030)	(11,344)
Accounts payable	(17,857)	—	(17,857)
Lease liabilities	(6,780)	—	(6,780)
Accrued expenses and other liabilities	(5,422)	—	(5,422)
Goodwill	30,518	(705)	29,813
Total purchase consideration exchanged, net of cash acquired	$103,141	$311	$103,452
Cash consideration	$98,756	$—	$98,756
Deferred consideration(2)	4,385	311	4,696
Total purchase consideration exchanged, net of cash acquired	$103,141	$311	$103,452
(1) Accounts receivable had an estimated fair value of $33.7 million and a gross contractual value of $34.3 million. The difference represents the Company’s best estimate of the contractual cash flows that will not be collected.
(2) The Company paid $0.0 million of the Source Atlantic deferred consideration during the three months ended March 31, 2025 $0.0 million and during the year ended December 31, 2024.

Certain estimated values for the Source Atlantic Transaction, including working capital and other liability adjustments, right of use assets, the valuation of intangibles and property, plant and equipment and income taxes are not yet finalized, and the preliminary purchase price allocation is subject to change as the Company completes its analysis of the fair value at the date of acquisition. Following the initial fair value measurement, the Company updated the purchase price allocation for Source Atlantic primarily related to the ongoing review of the opening balance sheet and revised certain assumptions used in estimating the fair value. The adjustments resulted in a $2.0 million increase to customer relationships and trade names, a $0.7 million decrease to goodwill. Total purchase consideration, net of cash acquired increased due to working capital and other adjustments in accordance with the purchase agreement of $0.3 million

The customer relationships and trade names intangible assets have estimated useful lives of 17 years and 8 years, respectively. Goodwill generated from the Source Atlantic Transaction is not deductible for tax purposes and is primarily attributable to the benefits we expect to derive from expected synergies, including expanded product and service offerings and cross-selling opportunities.

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
(1)    The Company paid $0.0 million of the S&S Automotive deferred consideration during the three months ended March 31, 2025 and $0.9 million during the year ended December 31, 2024.

Following the initial fair value measurement, the Company updated the purchase price allocation for S&S Automotive primarily related to the ongoing review of the opening balance sheet and revised certain assumptions used in estimating the fair value. The adjustments resulted in a $7.0 million decrease to customer relationships and trade names and a $7.4 million increase to goodwill. The accounting for the S&S Automotive Transaction was completed during the first quarter of 2025.

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
(1)    The Company paid $0.0 million of the ESS deferred consideration during the three months ended March 31, 2025 and $0.2 million during the year ended December 31, 2024.

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

Unaudited Pro Forma Information

The following table presents estimated unaudited pro forma consolidated financial information for DSG as if the acquisitions disclosed above occurred on January 1, 2023 for the acquisitions completed during 2024. The unaudited pro forma information reflects adjustments including amortization on acquired intangible assets, interest expense, and the related tax effects. This information is presented for informational purposes only and is not necessarily indicative of future results or the results that would have occurred had the acquisitions been completed on the date indicated.

	Three Months Ended March 31,
(in thousands)	2025	2024
Revenue	$478,029	$470,439
Net income	$3,261	$(9,309)

Actual Results of Business Acquisitions

The following table presents actual results attributable to our acquisitions that were included in the unaudited condensed consolidated financial statements for the first quarter of 2024. The results for these acquisitions are only included subsequent to their respective acquisition dates provided above.

	Three Months Ended March 31,
(in thousands)	2025	2024
Revenue	$50,795	$2,288
Net income	$2,057	$67

The Company incurred transaction and integration costs related to completed and contemplated acquisitions of $0.1 million and $2.0 million for the three months ended March 31, 2025 and 2024, respectively, which are included in Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
Note 4 – Revenue Recognition

Disaggregation of Revenue

The Company’s revenue is primarily comprised of product sales to customers. The Company has disaggregated revenue by geographic area and by segment as it most reasonably depicts the amount, timing and uncertainty of revenue and cash flows generated from our contracts with customers. Disaggregated consolidated revenue by geographic area (based on the location to which the product is shipped to):

	Three Months Ended March 31,
(in thousands)	2025	2024
United States	$357,132	$328,643
Canada	67,630	29,388
Europe	13,831	19,094
Pacific Rim	7,772	4,223
Latin America	28,637	32,109
Other	3,681	3,024
Intersegment revenue elimination	(654)	(395)
Total revenue	$478,029	$416,086

See Note 14 – Segment Information for disaggregation of revenue by segment.

Rental Revenue

TestEquity rents new and used electronic test and measurement equipment to customers in multiple industries. Lawson leases parts washer machines to customers. This leased equipment is included in Rental equipment, net in the Unaudited Condensed Consolidated Balance Sheets, and rental revenue is included in Revenue in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The unearned rental revenue related to customer prepayments on equipment leases was nominal at March 31, 2025 and December 31, 2024.

Rental revenue from operating leases:

	Three Months Ended March 31,
(in thousands)	2025	2024
Revenue from operating leases	$6,594	$4,287

Note 5 – Supplemental Financial Statement Information

Restricted Cash

The Company has agreed to maintain restricted cash of $14.6 million under agreements with outside parties. During 2024, escrow accounts were established in conjunction with certain business acquisitions, to be released upon meeting certain working capital and other post-closing requirements as of the one-year post-acquisition dates with a balance of $6.1 million at March 31, 2025. The Company is restricted from withdrawing this balance without the prior consent of the sellers. The remaining restricted cash balance of $8.5 million represents collateral for certain borrowings under the Amended Credit Agreement, and the Company is restricted from withdrawing this balance without the prior consent of the respective lenders.

Property, Plant and Equipment, net

Components of property, plant and equipment, net were as follows:

(in thousands)	March 31, 2025	December 31, 2024
Land	$16,195	$16,187
Buildings and improvements	63,959	63,935
Machinery and equipment	58,726	55,890
Capitalized software	17,845	12,295
Furniture and fixtures	13,507	13,251
Vehicles	5,718	5,716
Construction in progress(1)	3,272	6,284
Total	179,222	173,558
Accumulated depreciation and amortization	(53,348)	(48,034)
Property, plant and equipment, net	$125,874	$125,524
(1)Construction in progress primarily relates to upgrades to certain of the Company’s information technology systems and distribution facilities that we expect to place in service in the next twelve months.

Depreciation expense for property, plant and equipment and amortization expense for capitalized software, which are included in Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), were as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Depreciation expense for property, plant and equipment	$4,772	$3,729
Amortization expense for capitalized software	$867	$806

Rental Equipment, net

Rental equipment, net consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Rental equipment	$63,855	$64,160
Accumulated depreciation	(25,750)	(24,784)
Rental equipment, net	$38,105	$39,376

Depreciation expense for rental equipment, which is included in Cost of goods sold in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), was as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Depreciation expense for rental equipment	$2,755	$1,771

Refer to Note 4 – Revenue Recognition for a discussion on the Company’s activities as lessor.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Accrued compensation	$20,317	$23,800
Accrued and withheld taxes, other than income taxes	10,915	10,178
Deferred acquisition payments and accrued earnout liabilities	7,069	6,384
Deferred revenue	6,258	3,727
Accrued customer rebates	4,865	6,366
Accrued severance and acquisition related retention bonus	3,328	2,864
Accrued health benefits	2,085	2,234
Accrued interest	1,930	2,030
Accrued stock-based compensation	1,363	1,960
Accrued income taxes	1,355	1,703
Other	19,143	20,013
Total accrued expenses and other current liabilities	$78,628	$81,259

Other Liabilities

Other liabilities consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Security bonus plan	$7,553	$7,536
Deferred compensation	11,072	11,455
Other	6,175	7,534
Total other liabilities	$24,800	$26,525
Note 6 – Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by segment were as follows:

(in thousands)	Lawson	TestEquity	Gexpro Services	Canada Branch Division	Total
Balance at December 31, 2024	$192,598	$164,880	$56,342	$48,969	$462,789
Acquisitions(1)	—	—	(25)	871	846
Impact of foreign exchange rates	(2)	—	523	(58)	463
Balance at March 31, 2025	$192,596	$164,880	$56,840	$49,782	$464,098
(1)    Refer to Note 3 – Business and Asset Acquisitions for information related to measurement period adjustments.

Intangible Assets

The gross carrying amount and accumulated amortization for definite-lived intangible assets were as follows:

	March 31, 2025			December 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$140,291	$(47,897)	$92,394	$141,654	$(45,386)	$96,268
Customer relationships	272,655	(108,480)	164,175	272,051	(100,867)	171,184
Other (1)	7,823	(5,712)	2,111	8,310	(5,999)	2,311
Total	$420,769	$(162,089)	$258,680	$422,015	$(152,252)	$269,763
(1)    Other primarily consists of non-compete agreements.

Amortization expense for definite-lived intangible assets is included in Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Amortization expense for intangible assets	$11,585	$10,746

The estimated aggregate amortization expense for the remaining year 2025 and each of the next four years and thereafter are as follows:

(in thousands)	Amortization
Remaining 2025	$34,789
2026	43,264
2027	38,224
2028	33,952
2029	30,355
Thereafter	78,096
Total	$258,680

Note 7 – Leases

The Company leases property used for warehousing, distribution centers, office space, branch locations, equipment and vehicles. The components of lease cost were as follows (in thousands):

		Three Months Ended March 31,
Lease Type	Classification	2025	2024
Operating lease expense(1)	Operating expenses	$6,827	$5,716
Financing lease amortization	Operating expenses	150	134
Financing lease interest	Interest expense	26	27
Financing lease expense		176	161
Sublease income(2)		(159)	—
Net lease cost		$6,844	$5,877
(1)    Includes short-term lease expense, which is immaterial.
(2)    The Company subleases one of its leased properties with a remaining lease term of approximately 1.25 years that terminates on June 30, 2026. Sublease income is recognized on a straight-line basis over the sublease agreement and is recorded as an offset to operating lease expense.

The value of net assets and liabilities related to our operating and finance leases as of March 31, 2025 and December 31, 2024 was as follows (in thousands):

Lease Type	March 31, 2025	December 31, 2024
Total right of use operating lease assets	$106,468	$91,962
Total right of use financing lease assets	1,558	1,702
Total lease assets	$108,026	$93,664

Total current operating lease obligation	$18,137	$18,413
Total current financing lease obligation	527	538
Total current lease obligation	$18,664	$18,951

Total long-term operating lease obligation	$93,176	$76,759
Total long-term financing lease obligation	881	999
Total long-term lease obligation	$94,057	$77,758

The value of lease liabilities related to our operating and finance leases and sublease income as of March 31, 2025 was as follows (in thousands):

Maturity Date of Lease Liabilities	Operating Leases	Financing Leases	Total	Sublease Income
Remaining 2025	$19,388	$463	$19,851	$483
2026	24,140	541	24,681	326
2027	22,413	312	22,725	—
2028	19,782	182	19,964	—
2029	16,088	45	16,133	—
Thereafter	42,545	20	42,565	—
Total lease payments	144,356	1,563	145,919	809
Less: Interest	(33,043)	(155)	(33,198)	—
Present value of lease liabilities	$111,313	$1,408	$112,721	$809

The weighted average lease terms and interest rates of leases held as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025		December 31, 2024
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term	6.5 years	3.5 years	6.3 years	3.7 years
Weighted average interest rate	7.5%	7.3%	7.6%	7.3%

The cash outflows of leasing activity for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

		Three Months Ended March 31,
Cash Flow Source	Classification	2025	2024
Operating cash flows from operating leases	Operating activities	$(6,558)	$(4,674)
Operating cash flows from financing leases	Operating activities	(26)	(50)
Financing cash flows from financing leases	Financing activities	(146)	(124)

Refer to Note 4 – Revenue Recognition for a discussion on the Company’s activities as lessor.

Note 8 – Earnout Liabilities

Frontier Acquisition

On March 31, 2022, Gexpro Services acquired Frontier Technologies Brewton, LLC and Frontier Engineering and Manufacturing Technologies, Inc. ("Frontier"). The consideration for the Frontier acquisition includes a potential earn-out payment of up to $3.0 million based upon the achievement of certain milestones and relative thresholds during the earn-out measurement period, which ended on December 31, 2024, with payments made annually beginning in 2023 and ending in 2025. During the first quarter of 2025, a $2.0 million earn-out payment was made based on the achievement of certain milestones in 2024 and cumulatively during the earn-out period. No earn-out payment was made in 2024 based on certain milestones not met in 2023. During the first quarter of 2023, a $1.0 million earn-out payment was made based on the achievement of certain milestones in 2022. The fair value of the contingent consideration arrangement was classified as a Level 3 instrument and was determined using a probability-based scenario analysis approach. As of March 31, 2022 (the Frontier acquisition date), December 31, 2024 and March 31, 2025, the fair value of the earn-out was $0.9 million, $1.0 million and $0.0 million, respectively, with amounts recorded in Accrued expenses and other current liabilities in the Unaudited Condensed Consolidated Balance Sheets. The Company recorded expense of $1.0 million and income of $0.0 million for changes in the fair value of the earn-out liability for the three months ended March 31, 2025 and 2024, respectively, as a component of Change in fair value of earnout liabilities in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Note 9 – Debt

The Company’s outstanding long-term debt was comprised of the following:

(in thousands)	March 31, 2025	December 31, 2024
Senior secured revolving credit facility	$27,922	$—
Senior secured term loan	212,500	215,625
Senior secured delayed draw term loan	43,750	44,375
Incremental term loans	473,313	479,625
Other revolving line of credit	489	226
Total debt	757,974	739,851
Less: current portion of long-term debt	(40,740)	(40,476)
Less: deferred financing costs	(4,864)	(5,472)
Total long-term debt	$712,370	$693,903

On March 31, 2025, the Company entered into the Fourth Amendment to Amended and Restated Credit Agreement (the “Fourth Amendment”), which amended the previous credit agreement dated as of April 1, 2022 (as amended by the First Amendment dated June 8, 2023, the Second Amendment dated June 13, 2024, the Third Amendment dated August 14, 2024, and the Fourth Amendment, the “Amended Credit Agreement”), by and among the Company, certain subsidiaries of the Company as borrowers or guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The Fourth Amendment increased the aggregate amount of restricted payments permitted under the Amended Credit Agreement during any fiscal year, subject to certain conditions, from $10 million to $25 million.

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

The Company has unused outstanding letters of credit of $2.3 million as of March 31, 2025. Net of these letters of credit, there was $224.7 million of borrowing availability under the revolving credit facility as of March 31, 2025.

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

On August 14, 2024, the Company incurred deferred financing costs of $1.8 million associated with the Third Amendment. Deferred financing costs of $3.4 million were incurred during 2023 in connection with the First Amendment dated June 8, 2023, and deferred financing costs of $4.0 million were incurred during 2022 in connection with the previous credit agreement. Deferred financing costs are amortized over the life of the debt instrument and reported as a component of Interest expense in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Amortization of deferred financing costs was $0.9 million and $0.7 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, total deferred financing costs net of accumulated amortization were $6.6 million of which $4.9 million are included in Long-term debt, less current portion, net (related to the senior secured term loan, senior secured delayed draw term loan and incremental term loans) and $1.7 million are included in Other assets (related to the senior secured revolving credit facility) in the Unaudited Condensed Consolidated Balance Sheets.

Each of the loans under the Amended Credit Agreement mature on April 1, 2027, at which time all outstanding loans, together with all accrued and unpaid interest, must be repaid and the revolving credit facility commitments will terminate. Future maturities of long-term debt are $40.3 million per year payable in equal quarterly installments during 2025 and 2026, with the remaining balance of $687.0 million due in 2027 upon maturity. The Company is also required to prepay the term loans with the net cash proceeds from any disposition of certain assets (subject to reinvestment rights) or from the incurrence of any unpermitted debt. The Company may borrow, repay and reborrow the revolving loans until April 1, 2027, prepay any of the term loans, and terminate any of the commitments, in whole or in part, at any time without premium or penalty, subject to certain conditions and the reimbursement of certain lender costs in the case of prepayments of certain types of loans.

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

The Amended Credit Agreement contains various covenants, including financial maintenance covenants requiring the Company to maintain compliance with a consolidated minimum interest coverage ratio and a maximum total net leverage ratio, each determined in accordance with the terms of the Amended Credit Agreement. The Amended Credit Agreement contains various events of default (subject to exceptions, thresholds and grace periods as set forth in the Amended Credit Agreement). Under certain circumstances, a default interest rate will apply on all obligations at a rate equal to 2.0% per annum above the applicable interest rate. The Company was in compliance with all financial covenants as of March 31, 2025.

Note 10 – Stock-Based Compensation

The Company recorded stock-based compensation expense of $1.0 million for the three months ended March 31, 2025 and $2.2 million for the three months ended March 31, 2024 in Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). A portion of the Company’s stock-based awards are liability-classified. Accordingly, changes in the market value of DSG common stock may result in stock-

based compensation expense or benefit in certain periods. A stock-based compensation liability of $1.4 million as of March 31, 2025 and $2.0 million as of December 31, 2024 was included in Accrued expenses and other current liabilities in the Unaudited Condensed Consolidated Balance Sheets.

Note 11 – Stockholders’ Equity

Stock Repurchase Program

Under an existing stock repurchase program authorized by the Board of Directors, the Company may repurchase its common stock from time to time in open market transactions, privately negotiated transactions or by other methods. During the first three months of 2025, the Company repurchased 320,638 shares of DSG common stock under the repurchase program at an average cost of $34.94 per share for a total cost of $11.2 million. No shares were repurchased during the first three months of 2024. The remaining availability for stock repurchases under the program was $15.2 million at March 31, 2025.

Note 12 – Earnings Per Share

The following table provides the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2025	2024

Basic income per share:
Net income (loss)	$3,261	$(5,224)
Basic weighted average shares outstanding	46,601,426	46,777,178
Basic income (loss) per share of common stock	$0.07	$(0.11)

Diluted income per share:
Net income (loss)	$3,261	$(5,224)
Basic weighted average shares outstanding	46,601,426	46,777,178
Effect of dilutive securities	798,952	—
Diluted weighted average shares outstanding	47,400,378	46,777,178
Diluted income (loss) per share of common stock	$0.07	$(0.11)
Anti-dilutive securities excluded from the calculation of diluted income per share	—	862,989

Note 13 – Income Taxes

The Company recorded income tax expense of $2.3 million, a 40.9% effective tax rate for the three months ended March 31, 2025. An income tax benefit of $4.1 million, a 43.8% effective tax rate was recorded for the three months ended March 31, 2024. The effective tax rate for the three months ended March 31, 2025 differs from the U.S. statutory rate primarily due to state taxes, foreign income and a change in valuation allowances related to interest expense limitation deferred tax assets. The effective tax rate for the three months ended March 31, 2024 differs from the U.S. statutory rate primarily due to adjustments to state taxes, foreign income and a change in valuation allowances related to interest expense limitation deferred tax assets.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of multiple state and foreign jurisdictions. As of March 31, 2025, the Company is subject to U.S. federal income tax examinations for the years 2021 through 2023 and income tax examinations from various other jurisdictions for the years 2017 through 2023.

Earnings from the Company’s foreign subsidiaries are considered to be indefinitely reinvested. A distribution of these non-U.S. earnings in the form of dividends or otherwise would subject the company to foreign withholding taxes and may subject the Company to U.S. federal and state taxes. Determination of the amount of unrecognized deferred tax liability related to indefinitely reinvested profits is not feasible primarily due to the Company’s legal entity structure and the complexity of U.S. tax laws.

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

	Three Months Ended March 31,
(in thousands)	2025	2024
Revenue
Lawson	$120,462	$118,186
TestEquity	188,773	187,149
Gexpro Services	118,905	98,651
Canada Branch Division	50,543	12,495
Intersegment revenue elimination	(654)	(395)
Total revenue	$478,029	$416,086

Cost of goods sold
Lawson	$52,228	$53,124
TestEquity	147,016	144,948
Gexpro Services	81,799	67,895
Canada Branch Division	33,646	7,105
Intersegment cost of goods sold elimination	(640)	(395)
Total cost of goods sold	$314,049	$272,677

Selling, general and administrative expenses
Lawson	$61,918	$60,955
TestEquity	37,627	48,295
Gexpro Services	25,865	25,294
Canada Branch Division	16,246	4,530
All Other	2,227	1,552
Total operating expenses	$143,883	$140,626

Operating income (loss)
Lawson	$6,316	$4,107
TestEquity	4,130	(6,094)
Gexpro Services	11,241	5,462
Canada Branch Division	651	860
All Other	(2,241)	(1,552)
Total operating income (loss)	$20,097	$2,783

Reconciliation to income (loss) before income taxes
Interest expense	$(14,215)	$(11,827)
Loss on extinguishment of debt	—	—
Change in fair value of earnout liabilities	(1,000)	5
Other income (expense), net	632	(262)
Income (loss) before income taxes	$5,514	$(9,301)

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

(in thousands)	Lawson	TestEquity	Gexpro Services	Canada Branch Division	Elimination	Total
Three Months Ended March 31, 2025
Revenue from external customers	$120,440	$188,456	$118,593	$50,540	$—	$478,029
Intersegment revenue	22	317	312	3	(654)	—
Revenue	$120,462	$188,773	$118,905	$50,543	$(654)	$478,029
Three Months Ended March 31, 2024
Revenue from external customers	$118,162	$187,065	$98,364	$12,495	$—	$416,086
Intersegment revenue	24	84	287	—	(395)	—
Revenue	$118,186	$187,149	$98,651	$12,495	$(395)	$416,086

Total assets by segment and long-lived assets by geographic area were as follows:

(in thousands)	March 31, 2025	December 31, 2024
Total assets by segment
Lawson	$570,444	$524,077
TestEquity	629,338	654,315
Gexpro Services	348,066	331,811
Canada Branch Division	202,508	199,362
All Other	12,556	17,690
Total	$1,762,912	$1,727,255

Long-lived assets by geographic area(1)
United States	$822,048	$818,100
Canada	136,622	138,218
Europe	30,702	30,345
Pacific Rim	5,382	4,751
Latin America	3,502	3,615
Other	—	—
Total	$998,256	$995,029
(1)    Long-lived assets include property, plant and equipment, rental equipment, goodwill, intangibles, right of use operating lease assets, and other assets.

Refer to Note 4 – Revenue Recognition for disaggregated revenue by geographic area.

Capital expenditures and depreciation and amortization by segment were as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Capital expenditures
Lawson	$3,976	$796
TestEquity	3,188	1,956
Gexpro Services	987	412
Canada Branch Division	356	511
All Other	—	—
Total	$8,507	$3,675

Depreciation and amortization
Lawson	$6,552	$5,208
TestEquity	8,128	7,496
Gexpro Services	3,453	3,840
Canada Branch Division	1,846	508
All Other	—	—
Total	$19,979	$17,052

Note 15 – Commitments and Contingencies

Cyber Incident Litigation

On February 10, 2022, DSG disclosed that its computer network was the subject of a cyber incident potentially involving unauthorized access to certain confidential information (the “Cyber Incident”). On April 4, 2023, a putative class action lawsuit (the “Cyber Incident Suit”) was filed against DSG entitled Lardone Davis, on behalf of himself and all others similarly situated, v. Lawson Products, Inc., Case No. 1:23-cv-02118, in the United States District Court for the Northern District of Illinois, Eastern Division. The plaintiff in this case, who purported to represent the class of individuals harmed by alleged actions and/or omissions by DSG in connection with the Cyber Incident, asserted a variety of common law and statutory claims and sought monetary damages, injunctive relief and other related relief related to the potential unauthorized access by third parties to personal identifiable information and protected health information. On April 10, 2025, DSG entered into a settlement agreement that resolved all of the alleged claims in exchange for a settlement payment. The amount of the settlement payment was not material and was covered in its entirety by insurance.

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

A remediation plan was approved by ADEM in 2018. The plan consists of chemical injections throughout the affected area, as well as subsequent monitoring of the area. The injection process was completed in the first quarter of 2019 and the environmental consulting firm is monitoring the affected area. At March 31, 2025 the Company had approximately $0.1 million accrued for potential monitoring costs included in Accrued expenses and other current liabilities in the Unaudited Condensed Consolidated Balance Sheets. The costs for future monitoring are not significant and have been fully accrued. The Company does not expect to capitalize any amounts related to the remediation plan.

Note 16 – Related Party Transactions

Consulting Services

Individuals employed by LKCM Headwater Operations, LLC, a related party of LKCM, have provided the Company with certain consulting services for interim executive management in addition to assisting in identifying cost savings, revenue enhancements and operational synergies of the combined companies. Expense of $0.2 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively was recorded within Selling, general and administrative expenses in the

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), reflecting expenses incurred for these consulting services.

Significant Shareholder

LKCM, entities affiliated with LKCM and J. Bryan King (President and Chief Executive Officer of DSG and Chairman of the DSG Board of Directors), including private investment partnerships for which LKCM serves as investment manager, beneficially owned in the aggregate approximately 36,357,588 shares of DSG common stock as of March 31, 2025 representing approximately 78.1% of the outstanding shares of DSG common stock as of March 31, 2025.

Leased Properties

In connection with the Company’s headquarters move to Fort Worth, Texas in 2023, the Company has been utilizing office space in a building that is leased by LKCM. The Company is not charged any rent or other amounts for the use of the office space.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of DSG’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements, accompanying notes and other information included in DSG’s Annual Report on Form 10-K filed for the year ended December 31, 2024.

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

We manage and report our operating results through four reportable segments: Lawson, TestEquity, Gexpro Services and Canada Branch Division. In connection with the Source Atlantic Limited acquisition (as described in Note 3 – Business and Asset Acquisitions within Item 1. Financial Statements) during the third quarter of 2024, the Company realigned its reportable segments. Prior period segment results have been recast to reflect our new reportable segments. A summary of our reportable segments is presented below. For additional details about our segments and the segment realignment in the third quarter of 2024, see Note 1 – Nature of Operations and Basis of Presentation and Note 14 – Segment Information, within Item 1. Financial Statements.

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

Canada Branch Division combines the operations of our Bolt Supply House (“Bolt”) and Source Atlantic Limited subsidiaries, which distribute industrial MRO supplies, safety products, fasteners, power tools and related value-add services to the Canadian MRO market through the sale of products and services via warehouse shipments and to its walk-up customers through 38 branch locations.

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

Sales Drivers

DSG believes that the Purchasing Managers Index (“PMI”) published by the Institute for Supply Management is an indicative measure of the relative strength of the economic environment of the industry in which it operates. The PMI is a composite index of economic activity in the U.S. manufacturing sector. A measure of the PMI index above 50 is generally viewed as indicating an expansion of the manufacturing sector while a measure below 50 is generally viewed as representing a contraction. The average monthly PMI was 50.1 in the three months ended March 31, 2025 compared to 49.1 in the three months ended March 31, 2024.

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

TestEquity Sales Drivers

The North American market for test and measurement, industrial, and electronic production supplies is highly fragmented, with competition ranging from global to regional distributors. TestEquity stands out through its portfolio of specialized brands, technical knowledge, and digital platforms, each tailored to serve specific needs across the electronics lifecycle. These brands maintain unique identities and address every stage of the electronics process—from R&D to assembly and ongoing maintenance. This multi-brand approach enables TestEquity to offer an extensive product range, expert support, and tailored technical solutions, positioning it as a trusted partner across diverse customer requirements.

Revenue growth is fueled by TestEquity’s comprehensive catalog of test and measurement equipment, electronic production supplies, and industrial tools, supported by a high-touch, consultative sales model. Strategic acquisitions have expanded its customer base and strengthened recurring rental revenue. We believe that continued investments in e-commerce, rising demand from high-growth sectors like aerospace and telecommunications, and TestEquity’s strong positioning as a preferred vendor amid supplier consolidation will contribute to sustained momentum and long-term value creation.

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

Supply Chain Disruptions

We continue to be affected by rising supplier costs caused by inflation and increased transportation and labor costs. We have instituted various price increases during 2024 and 2025 in response to rising supplier costs, as well as increased transportation and labor costs in order to manage our gross profit margins.

Critical Accounting Policies and Use of Estimates

The unaudited condensed consolidated financial statements were prepared in accordance with GAAP. A discussion of our critical accounting policies and estimates is contained within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in DSG’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes to our previously disclosed critical accounting policies and use of estimates. The following provides information on the accounts requiring more significant estimates.

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

Factors Affecting Comparability to Prior Periods

Our results of operations are not directly comparable on a year-over-year basis due to various prior acquisitions. We account for acquisitions under Accounting Standards Codification 805, Business Combinations (“ASC 805”). Accordingly, the results of acquisitions are only included subsequent to their respective acquisition dates. Refer to Note 3 – Business and Asset Acquisitions within Item 1. Financial Statements for a description of each acquisition completed in 2024 and the reportable segment in which each acquisition’s respective results of operations are included.

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

Non-GAAP Adjusted EBITDA

Management believes Adjusted EBITDA is an important measure of the Company’s operating performance and may provide investors with additional meaningful comparisons between current results and results in prior operating periods because Adjusted EBITDA excludes certain non-operational or non-cash items whose fluctuations from period to period do not necessarily correspond to changes in the operating performance of our business and consequently may impact the overall comparability from period to period. We define Adjusted EBITDA as operating income plus depreciation and amortization, stock-based compensation, severance and acquisition related retention costs, costs related to the execution and integration of acquisitions, inventory net realizable value adjustments, amortization of fair value step-up resulting from acquisitions and other non-recurring items. Management uses operating income and Adjusted EBITDA to evaluate the performance of its reportable segments. See Note 14 – Segment Information within Item 1. Financial Statements for additional information about our reportable segments.

The following table provides a reconciliation of Net income (loss) to Adjusted EBITDA on a consolidated basis and Operating income (loss) to Adjusted EBITDA by segment for the three months ended March 31, 2025 and 2024. A reconciliation of Net income (loss) to Adjusted EBITDA by segment is not provided because management does not determine or review net income at the segment level and does not allocate non-operating costs and expenses to its segments, such as income taxes, interest expense, and various other non-operating income and expense.

Reconciliation of Net Income (Loss) to Non-GAAP Adjusted EBITDA (Unaudited)

	Three Months Ended March 31, 2025
(in thousands)	Lawson	TestEquity	Gexpro Services	Canada Branch Division	All Other	Consolidated
Net income (loss)						$3,261
Income tax expense (benefit)						2,253
Other income (expense), net						(632)
Change in fair value of earnout liabilities						1,000
Interest expense						14,215
Operating income (loss)	$6,316	$4,130	$11,241	$651	$(2,241)	$20,097
Depreciation and amortization	6,552	8,128	3,453	1,846	—	19,979
Stock-based compensation(1)	523	168	—	—	283	974
Severance and acquisition related retention expenses(2)	814	678	16	119	1	1,628
Acquisition related costs(3)	102	(293)	265	—	34	108
Other non-recurring(4)	—	—	—	—	—	—
Adjusted EBITDA	$14,307	$12,811	$14,975	$2,616	$(1,923)	$42,786

	Three Months Ended March 31, 2024
(in thousands)	Lawson	TestEquity	Gexpro Services	Canada Branch Division	All Other	Consolidated
Net income (loss)						$(5,224)
Income tax expense (benefit)						(4,077)
Other income (expense), net						262
Change in fair value of earnout liabilities						(5)
Interest expense						11,827
Operating income (loss)	$4,107	$(6,094)	$5,462	$860	$(1,552)	$2,783
Depreciation and amortization	5,208	7,496	3,840	508	—	17,052
Stock-based compensation(1)	2,012	—	—	—	186	2,198
Severance and acquisition related retention expenses(2)	812	9,828	72	4	—	10,716
Acquisition related costs(3)	1,287	381	73	—	213	1,954
Other non-recurring(4)	—	—	1,364	—	—	1,364
Adjusted EBITDA	$13,426	$11,611	$10,811	$1,372	$(1,153)	$36,067
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

Intersegment Transactions

Segment revenue and Operating income (loss) by reportable segment includes sales to external customers and sales transactions between our segments, referred to as intersegment revenue, and the impact of those intersegment revenue transactions on operating activities. Reconciliations of segment revenue and Operating income (loss) to our consolidated results of operations in the unaudited condensed consolidated financial statements are provided in Note 14 – Segment Information within Item 1. Financial Statements.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Consolidated Results of Operations

	Three Months Ended March 31,
	2025		2024
(Dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenue
Lawson	$120,462	25.2%	$118,186	28.4%
TestEquity	188,773	39.5%	187,149	45.0%
Gexpro Services	118,905	24.9%	98,651	23.7%
Canada Branch Division	50,543	10.6%	12,495	3.0%
Intersegment revenue elimination	(654)	(0.2)%	(395)	(0.1)%
Total Revenue	478,029	100.0%	416,086	100.0%
Cost of goods sold
Lawson	52,228	10.9%	53,124	12.8%
TestEquity	147,016	30.8%	144,948	34.8%
Gexpro Services	81,799	17.1%	67,895	16.3%
Canada Branch Division	33,646	7.0%	7,105	1.7%
Intersegment cost of goods sold elimination	(640)	(0.1)%	(395)	(0.1)%
Total Cost of goods sold	314,049	65.7%	272,677	65.5%
Gross profit	163,980	34.3%	143,409	34.5%
Selling, general and administrative expenses
Lawson	61,918	13.0%	60,955	14.6%
TestEquity	37,627	7.9%	48,295	11.6%
Gexpro Services	25,865	5.4%	25,294	6.1%
Canada Branch Division	16,246	3.4%	4,530	1.1%
All Other	2,227	0.4%	1,552	0.4%
Total Selling, general and administrative expenses	143,883	30.1%	140,626	33.8%
Operating income (loss)	20,097	4.2%	2,783	0.7%
Interest expense	(14,215)	(3.0)%	(11,827)	(2.8)%
Change in fair value of earnout liabilities	(1,000)	(0.2)%	5	—%
Other income (expense), net	632	0.2%	(262)	(0.1)%
Income (loss) before income taxes	5,514	1.2%	(9,301)	(2.2)%
Income tax expense (benefit)	2,253	0.5%	(4,077)	(1.0)%
Net income (loss)	$3,261	0.7%	$(5,224)	(1.3)%

Overview of Consolidated Results of Operations

Our consolidated revenue increased $61.9 million in the first quarter of 2025 compared to the first quarter of 2024 primarily driven by $50.8 million from acquisitions completed in 2024 and an increase in organic revenue of $11.1 million or 2.7%. Consolidated gross profit and Selling, general and administrative expenses also increased in the first quarter of 2025 compared to the prior year quarter, primarily driven by the inclusion of the ESS, S&S Automotive, Source Atlantic, TCR and ConRes TE acquisitions completed in 2024.

Refer to Results by Reportable Segment below for a complete discussion of our results of operations.

Results by Reportable Segment

Lawson Segment

	Three Months Ended March 31,		Change
(Dollars in thousands)	2025	2024	Amount	%
Revenue from external customers	$120,440	$118,162	$2,278	1.9%
Intersegment revenue	22	24	(2)	—%
Revenue	120,462	118,186	2,276	1.9%
Cost of goods sold	52,228	53,124	(896)	(1.7)%
Gross profit	68,234	65,062	3,172	4.9%
Selling, general and administrative expenses	61,918	60,955	963	1.6%
Operating income (loss)	$6,316	$4,107	$2,209	53.8%
Gross profit margin	56.6%	55.1%

Adjusted EBITDA(1)	$14,307	$13,426	$881	6.6%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

Revenue and Gross Profit

Revenue increased $2.3 million, or 1.9%, to $120.5 million in the first quarter of 2025 compared to $118.2 million in the first quarter of 2024. The increase was primarily driven by $10.4 million of revenue generated from the acquisitions completed in 2024, partially offset by a decline in legacy Lawson revenue due to soft sales across the business of $8.1 million.

Gross profit increased $3.2 million, or 4.9%, to $68.2 million in the first quarter of 2025 compared to gross profit of $65.1 million in the prior year quarter primarily as a result of the inclusion of $4.5 million from the acquisitions completed in 2024. This was partially offset by a decrease in gross profit on lower legacy Lawson revenue. Lawson gross profit as a percent of revenue was 56.6% in the first quarter of 2025 compared to 55.1% in the prior year quarter. The gross profit margin percentage increase was primarily due to lower write-offs of obsolete and excess inventory and higher vendor rebates partially offset by a sales mix shift and a lower gross profit margin profile on revenue generated by the 2024 acquisitions compared to its organic profile.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of compensation and support for Lawson sales representatives and expenses to operate Lawson’s distribution network and overhead expenses.

Selling, general and administrative expenses increased $1.0 million to $61.9 million in the first quarter of 2025 compared to $61.0 million in the prior year quarter. Approximately $3.0 million of the increased expenses was driven by the acquisitions completed in 2024 and $1.3 million of higher depreciation and amortization partially offset by lower stock-based compensation expense and merger and acquisition expenses of $1.5 million and $1.2 million, respectively.

Adjusted EBITDA

During the three months ended March 31, 2025, Lawson generated Adjusted EBITDA of $14.3 million, an increase of $0.9 million from the same period a year ago primarily driven by contributions of approximately $1.6 million generated by the acquisitions completed in 2024 offset by lower net margins on lower organic revenue.

TestEquity Segment

	Three Months Ended March 31,		Change
(Dollars in thousands)	2025	2024	Amount	%
Revenue from external customers	$188,456	$187,065	$1,391	0.7%
Intersegment revenue	317	84	233	—%
Revenue	188,773	187,149	1,624	0.9%
Cost of goods sold	147,016	144,948	2,068	1.4%
Gross profit	41,757	42,201	(444)	(1.1)%
Selling, general and administrative expenses	37,627	48,295	(10,668)	(22.1)%
Operating income (loss)	$4,130	$(6,094)	$10,224	(167.8)%
Gross profit margin	22.1%	22.5%

Adjusted EBITDA(1)	$12,811	$11,611	$1,200	10.3%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

Revenue and Gross Profit

Revenue increased $1.6 million, or 0.9%, to $188.8 million in the first quarter of 2025 compared to $187.1 million in the first quarter of 2024. The increase was primarily driven by an increase in rental revenue of $1.9 million partially offset by one less selling day in 2025.

Gross profit decreased $0.4 million to $41.8 million in the first quarter of 2025 compared to gross profit of $42.2 million in the prior year quarter. The decrease was primarily driven by higher depreciation expense due to an expanded rental equipment fleet. TestEquity gross profit as a percent of revenue decreased to 22.1% in the first quarter of 2025 compared to 22.5% in the prior year quarter primarily due to higher depreciation expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of compensation and support for TestEquity’s sales representatives and expenses to operate TestEquity’s distribution network and overhead expenses.

Selling, general and administrative expenses decreased $10.7 million to $37.6 million in the first quarter of 2025 compared to $48.3 million in the prior year quarter. The decrease was primarily driven by lower severance and acquisition related retention expenses of $9.2 million, lower merger and acquisition expenses of $0.7 million and a higher gain on the sale of rental equipment of $0.4 million.

Adjusted EBITDA

During the three months ended March 31, 2025, TestEquity generated Adjusted EBITDA of $12.8 million, an increase of $1.2 million from the same period a year ago, which was primarily driven by increased revenue and a higher gain on sale of rental equipment.

Gexpro Services Segment

	Three Months Ended March 31,		Change
(Dollars in thousands)	2025	2024	Amount	%
Revenue from external customers	$118,593	$98,364	$20,229	20.6%
Intersegment revenue	312	287	25	—%
Revenue	118,905	98,651	20,254	20.5%
Cost of goods sold	81,799	67,895	13,904	20.5%
Gross profit	37,106	30,756	6,350	20.6%
Selling, general and administrative expenses	25,865	25,294	571	2.3%
Operating income (loss)	$11,241	$5,462	$5,779	105.8%
Gross profit margin	31.2%	31.2%

Adjusted EBITDA(1)	$14,975	$10,811	$4,164	38.5%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

Revenue and Gross Profit

Revenue increased $20.3 million, or 20.5%, to $118.9 million in the first quarter of 2025 compared to $98.7 million in the first quarter of 2024. The increase in revenue was primarily driven by increased sales in the renewable energy, technology, aerospace and defense and transportation vertical markets of $14.7 million, $5.1 million, $4.1 million and $1.5 million, respectively, and was partially offset by softness within the consumer and industrial and industrial power vertical markets of $1.6 million and $4.0 million, respectively.

Gross profit increased $6.4 million to $37.1 million in the first quarter of 2025 compared to gross profit of $30.8 million in the prior year quarter, primarily on higher revenue. Gexpro Services gross profit as a percent of revenue remained flat at 31.2% in the first quarter of 2025 compared to 31.2% in the prior year quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of sales and marketing expenses primarily relating to compensation, costs associated with supporting Gexpro Services’ service facilities, overhead expenses within finance, legal, human resources and information technology, and other costs required to operate Gexpro Services’ business.

Selling, general, and administrative expenses increased $0.6 million to $25.9 million in the first quarter of 2025 compared to $25.3 million in the prior year quarter.

Adjusted EBITDA

During the three months ended March 31, 2025, Gexpro Services generated Adjusted EBITDA of $15.0 million, an increase of $4.2 million from the same period a year ago primarily driven by higher organic revenue, gross profit margin management and leveraging its Selling, general, and administrative expenses over a higher sales base.

Canada Branch Division Segment

	Three Months Ended March 31,		Change
(Dollars in thousands)	2025	2024	Amount	%
Revenue from external customers	$50,540	$12,495	$38,045	304.5%
Intersegment revenue	3	—	3	—%
Revenue	50,543	12,495	38,048	304.5%
Cost of goods sold	33,646	7,105	26,541	373.6%
Gross profit	16,897	5,390	11,507	213.5%
Selling, general and administrative expenses	16,246	4,530	11,716	258.6%
Operating income (loss)	$651	$860	$(209)	(24.3)%
Gross profit margin	33.4%	43.1%

Adjusted EBITDA(1)	$2,616	$1,372	$1,244	90.7%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

Revenue and Gross Profit

Revenue increased $38.0 million to $50.5 million in the first quarter of 2025 compared to $12.5 million in the first quarter of 2024 primarily driven by $37.4 million of revenue generated by the 2024 acquisition of Source Atlantic.

Gross profit increased $11.5 million to $16.9 million in the first quarter of 2025 compared to gross profit of $5.4 million in the prior year quarter primarily from the inclusion of gross profit of $11.3 million from the 2024 acquisition of Source Atlantic. Gross profit as a percent of revenue decreased to 33.4% in the first quarter of 2025 compared to 43.1% in the prior year quarter primarily due to the lower gross profit margin profile of Source Atlantic as compared to Bolt.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for Canada Branch Division consist of compensation, expenses to operate its distribution network and branch locations and overhead expenses.

Selling, general and administrative expenses increased $11.7 million to $16.2 million in the first quarter of 2025 compared to $4.5 million in the prior year quarter. Approximately $11.8 million of the increased expenses was driven by the 2024 acquisition of Source Atlantic.

Adjusted EBITDA

During the three months ended March 31, 2025, Canada Branch Division generated Adjusted EBITDA of $2.6 million, an increase of $1.2 million from the same period a year ago, primarily driven by contributions of approximately $0.9 million generated by the 2024 acquisition of Source Atlantic.

Consolidated Non-operating Income and Expense

	Three Months Ended March 31,		Change
(Dollars in thousands)	2025	2024	Amount	%

Interest expense	$(14,215)	$(11,827)	$(2,388)	20.2%
Change in fair value of earnout liabilities	$(1,000)	$5	$(1,005)	N/M
Other income (expense), net	$632	$(262)	$894	N/M
Income tax expense (benefit)	$2,253	$(4,077)	$6,330	N/M
N/M Not meaningful

Interest Expense

Interest expense increased $2.4 million in the first quarter of 2025 compared to the prior year quarter primarily due to higher outstanding borrowings related to the 2024 acquisitions of S&S Automotive, Source Atlantic, TCR and ConRes TE.

Change in Fair Value of Earnout Liabilities

The $1.0 million expense in the first quarter of 2025 related to the change in fair value of the earnout liabilities associated with the Frontier acquisition.

Other Income (Expense), Net

Other income (expense), net consists of effects of changes in foreign currency exchange rates, interest income, net and other non-operating income and expenditures. The $0.9 million change in the first quarter of 2025 compared to the same period of 2024 is primarily due to the gain on the sale of property, plant and equipment.

Income Tax Expense (Benefit)

Income tax expense was $2.3 million, a 40.9% effective tax rate for the three months ended March 31, 2025 compared to an income tax benefit of $4.1 million and a 43.8% effective tax rate for the three months ended March 31, 2024. The change in the year-over-year effective tax rate was primarily due to a change in valuation allowances related to interest expense limitation on deferred tax assets, state taxes and foreign income. The income tax expense recorded in the first quarter of 2025 is based on the estimated year-end effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $65.4 million on March 31, 2025 compared to $66.5 million on December 31, 2024.

The Company believes its current balances of cash and cash equivalents, availability under its Amended Credit Agreement and cash flows from operations will be sufficient to meet its liquidity needs for the next twelve months. As of March 31, 2025, the Company had $65.4 million of cash and cash equivalents and $224.7 million of borrowing availability remaining, net of outstanding letters of credit, under the Amended Credit Agreement.
Our primary short-term and long-term liquidity and capital resource needs are to finance operating expenses, working capital, capital expenditures, potential business acquisitions, strategic initiatives and general corporate purposes. Our current debt obligations under the Amended Credit Agreement mature in April 2027. Required principal payments on the Amended Credit Agreement for the next twelve months are $40.3 million. Refer to Note 9 – Debt within Item 1. Financial Statements for additional information related to our debt obligations. Access to debt capital markets has historically provided the Company with sources of liquidity, beyond normal operating cash flows. We do not currently anticipate having difficulty in obtaining financing from those markets in the future, however, we cannot provide assurance that unforeseen events or events beyond our control (such as a potential tightening of debt capital markets, including in response to the implementations of new tariffs as part of the U.S. trade policy and any reciprocal or retaliatory tariffs thereto) will not have a material adverse impact on our liquidity.

Sources and Uses of Cash

The following table presents a summary of our cash flows:

	Three Months Ended March 31,
(in thousands)	2025	2024	Change
Net cash provided by (used in) operating activities	$(4,762)	$6,615	$(11,377)
Net cash provided by (used in) investing activities	$(5,053)	$(16,008)	$10,955
Net cash provided by (used in) financing activities	$7,633	$(3,951)	$11,584

Cash Provided by (Used in) Operating Activities

Net cash used in operating activities for the three months ended March 31, 2025 was $4.8 million primarily due to net income including non-cash items offset by investments in trade working capital and other net cash flow items.

Net cash provided by operating activities for the three months ended March 31, 2024 was $6.6 million, primarily due to non-cash items and partially offset by a net loss and investments in trade working capital to support higher sales and other net cash flow items.

Cash Provided by (Used in) Investing Activities

Net cash used in investing activities for the three months ended March 31, 2025 was $5.1 million, primarily due to purchases of property, plant and equipment and rental equipment which was partially offset by the sale of property, plant and equipment and rental equipment.

Net cash used in investing activities for the three months ended March 31, 2024 was $16.0 million, primarily due to the ESS Transaction as well as purchases of property, plant and equipment and rental equipment, and was partially offset by the sale of rental equipment.

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2025 was $7.6 million primarily due to net borrowings on the revolving credit facility partially offset by principal payments on the term loans and share repurchases.

Net cash used in financing activities for the three months ended March 31, 2024 was $4.0 million primarily due to principal payments on the term loans and net payments on the revolving credit facility.

Financing and Capital Requirements

Credit Facility

As amended, the Amended Credit Agreement includes a $255 million senior secured revolving credit facility, a $250 million senior secured initial term loan facility, $505 million of incremental term loans, and a $50 million senior secured delayed draw term loan facility and permits the Company to increase the commitments under the credit facility from time to time by up to $300 million in the aggregate, subject to, among other things, receipt of additional commitments from existing and/or new lenders and pro forma compliance with certain financial covenants. Refer to Note 9 – Debt within Item 1. Financial Statements for a description of the Amended Credit Agreement.

On March 31, 2025, we had $758.0 million in outstanding borrowings under the Amended Credit Agreement and $224.7 million of borrowing availability remaining, net of outstanding letters of credit, under the senior secured revolving credit facility component.

As of March 31, 2025, we were in compliance with all financial covenants under our Amended Credit Agreement. While we were in compliance with our financial covenants as of March 31, 2025, failure to meet the covenant requirements of the Amended Credit Agreement in future quarters could lead to higher financing costs and increased restrictions, reduce or eliminate our ability to borrow funds, or accelerate the payment of our indebtedness and could have a material adverse effect on our business, financial condition and results of operations.

Purchase Commitments

As of March 31, 2025, we had contractual commitments to purchase approximately $181.1 million of products from our suppliers and contractors over the next twelve months.

Capital Expenditures

During the three months ended March 31, 2025, total net capital expenditures for property, plant and equipment and rental equipment were $5.1 million including proceeds from the sale of property, plant and equipment and rental equipment. The Company expects to spend approximately $20.0 million to $25.0 million for net capital expenditures during the full fiscal 2025 year to support ongoing operations.

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

During the first three months of 2025, the Company repurchased 320,638 shares of DSG common stock under the repurchase program at an average cost of $34.94 per share for a total cost of $11.2 million. No shares were repurchased during the first three months of 2024. The remaining availability for stock repurchases under the program was $15.2 million as of March 31, 2025. See Note 11 – Stockholders’ Equity within Item 1. Financial Statements for further information.

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

As of March 31, 2025, 100% of our debt was floating rate debt. A hypothetical increase/decrease in interest rates of 100 basis points would increase/decrease our annual interest expense by approximately $7.6 million. We have not entered into, and currently do not intend to enter into, interest rate swaps or other derivative financial instruments to mitigate the impact of fluctuations in interest rates.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the quarter ended March 31, 2025, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEMS 3 and 4 of Part II are not applicable and have been omitted from this report.

ITEM 1. LEGAL PROCEEDINGS

See Note 15 – Commitments and Contingencies to our unaudited condensed consolidated financial statements, included within Item 1. Financial Statements, which is incorporated herein by reference, for a description of certain of our pending legal proceedings, which are incorporated herein by reference. In addition, the Company is involved in legal actions that arise in the ordinary course of business.

ITEM 1A. RISK FACTORS

Other than the risk factor discussed below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2024.

General Risks

Enhanced tariffs, changes in trade policies and import and export regulations of the U.S. and foreign governments may have a negative effect on global economic conditions, financial markets and our cost of goods, which may result in lower operating margins.

There is currently significant uncertainty about the future relationship between the U.S. and various other countries with respect to trade policies, treaties, tariffs and taxes. For example, the U.S. presidential administration has recently threatened or imposed tariffs on imports from various countries, including China, Mexico and Canada. These actions have and are expected to continue to result in retaliatory measures on U.S. goods. If maintained, the newly announced tariffs and the potential escalation of trade disputes could pose a significant risk to our business if we are unable to fully pass any such increased prices and costs through to our customers or to modify our activities, the impact could have an adverse effect on our operating profit margins and financial condition. The extent and duration of the tariffs and the resulting impact on general economic conditions on our business are uncertain and depend on various factors, including negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand for our products in affected markets. Further, actions we take to adapt to new tariffs or trade restrictions may cause us to modify our operations or forgo business opportunities. Likewise, tariffs and import and export regulations could also limit the availability of our products, prompt consumers to seek alternative products and provide an opportunity for competitors not subject to such tariffs to establish a presence in markets where we conduct our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

The Company did not make any unregistered sales of its equity securities during the first quarter of 2025.

Issuer Purchases of Equity Securities

The Board of Directors previously authorized a stock repurchase program that permits the Company to repurchase DSG common stock from time to time in open market transactions, privately negotiated transactions or by other methods. During the first quarter of 2025, the Company repurchased 320,638 shares of DSG common stock under the repurchase program at an average cost of $34.94 per share for a total cost of $11.2 million. The Company had $15.2 million of remaining availability under its stock repurchase program as of March 31, 2025. The stock repurchase program does not have an expiration date.

The following table summarizes repurchases of DSG common stock for the three months ended March 31, 2025 under the repurchase program described above and excludes shares withheld from employees to satisfy tax withholding requirements on option exercises and other equity-based transactions.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1 through January 31, 2025	320,638	$34.94	320,638	$15,170,000
February 1 through February 28, 2025	—	$—	—	$—
March 1 through March 31, 2025	—	$—	—	$—
Total	320,638		320,638

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined under Item 408 of Regulation S-K).

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
10.1†
Fourth Amendment to Amended and Restated Credit Agreement, dated as of March 31, 2025, by and among Distribution Solutions Group, Inc., the subsidiaries of Distribution Solutions Group, Inc. party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-10546) filed on April 2, 2025.

10.2***	Executive Employment Agreement dated as of December 30, 2019 by and between Robert Connors and 301 HW Opus HoldCo, LLC, a Delaware corporation.
10.3***	Amended and Restated Employment Agreement dated as of August 3, 2018 by and between Russ Frazee and Test Equity, LLC, a Delaware corporation.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statement of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL and contained in Exhibit 101
† Certain schedules and/or similar attachments omitted pursuant to Item 601(a)(5) of Regulation S-K promulgated by the U.S. Securities and Exchange Commission. The Company agrees to furnish supplementally a copy of any omitted schedule or similar attachment to the U.S. Securities and Exchange Commission upon request.
* Filed herewith.
** Furnished herewith.
*** Indicates management employment contracts or compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISTRIBUTION SOLUTIONS GROUP, INC.
(Registrant)

Dated:	May 1, 2025	/s/ J. Bryan King
J. Bryan King Chairman, President and Chief Executive Officer (principal executive officer)

Dated:	May 1, 2025	/s/ Ronald J. Knutson
Ronald J. Knutson Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)

Dated:	May 1, 2025	/s/ David S. Lambert
David S. Lambert Vice President, Controller and Chief Accounting Officer (principal accounting officer)