Form 10-Q
period 2025-06-30
Distribution Solutions Group, Inc.
filed 2025-07-31
CIK 703604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of July 25, 2025, 46,275,093 shares of common stock, $1.00 par value, were outstanding.

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

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
Distribution Solutions Group, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$47,430	$66,479
Restricted cash	14,333	15,247
Accounts receivable, less allowances of $4,620 and $2,416, respectively	283,467	250,717
Inventories	350,303	348,226
Prepaid expenses and other current assets	45,373	31,505
Total current assets	740,906	712,174
Property, plant and equipment, net	127,095	125,524
Rental equipment, net	36,819	39,376
Goodwill	468,573	462,789
Deferred tax asset, net	159	136
Intangible assets, net	249,562	269,763
Cash value of life insurance	20,592	19,916
Right of use operating lease assets	103,268	91,962
Other assets	5,009	5,615
Total assets	$1,751,983	$1,727,255
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$143,262	$125,575
Current portion of long-term debt	41,378	40,476
Current portion of lease liabilities	19,131	18,951
Accrued expenses and other current liabilities	82,529	81,259
Total current liabilities	286,300	266,261
Long-term debt, less current portion, net	674,994	693,903
Lease liabilities	91,704	77,758
Deferred tax liability, net	24,081	22,265
Other liabilities	25,529	26,525
Total liabilities	1,102,608	1,086,712
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $1 par value:
Authorized - 500,000 shares, issued and outstanding — None	—	—
Common stock, $1 par value:
Authorized - 70,000,000 shares Issued - 47,811,425 and 47,738,290 shares, respectively Outstanding - 46,275,093 and 46,856,757 shares, respectively	46,275	46,856
Capital in excess of par value	681,808	677,473
Retained deficit	(33,775)	(42,039)
Treasury stock – 1,536,332 and 881,533 shares, respectively	(39,932)	(19,631)
Accumulated other comprehensive income (loss)	(5,001)	(22,116)
Total stockholders’ equity	649,375	640,543
Total liabilities and stockholders’ equity	$1,751,983	$1,727,255

See notes to Condensed Consolidated Financial Statements (Unaudited)

Distribution Solutions Group, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$502,437	$439,536	$980,466	$855,622
Cost of goods sold	332,353	288,009	646,402	560,686
Gross profit	170,084	151,527	334,064	294,936

Selling, general and administrative expenses	143,258	137,369	287,141	277,995
Operating income (loss)	26,826	14,158	46,923	16,941

Interest expense	(14,238)	(12,793)	(28,453)	(24,620)
Change in fair value of earnout liabilities	—	(8)	(1,000)	(3)
Other income (expense), net	(726)	359	(94)	97

Income (loss) before income taxes	11,862	1,716	17,376	(7,585)
Income tax expense (benefit)	6,859	(180)	9,112	(4,257)

Net income (loss)	$5,003	$1,896	$8,264	$(3,328)

Basic income (loss) per share of common stock	$0.11	$0.04	$0.18	$(0.07)

Diluted income (loss) per share of common stock	$0.11	$0.04	$0.17	$(0.07)

Comprehensive income (loss)
Net income (loss)	$5,003	$1,896	$8,264	$(3,328)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	15,451	(2,558)	17,115	(5,696)
Other	—	—	—	—
Comprehensive income (loss)	$20,454	$(662)	$25,379	$(9,024)

See notes to Condensed Consolidated Financial Statements (Unaudited)

Distribution Solutions Group, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands, except share data)
(Unaudited)

	Common Stock		Capital in Excess of Par Value			Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Outstanding Shares	$1 Par Value		Retained Deficit	Treasury Stock
Balance at January 1, 2025	46,856,757	$46,856	$677,473	$(42,039)	$(19,631)	$(22,116)	$640,543
Net income (loss)	—	—	—	3,261	—	—	3,261
Foreign currency translation adjustment	—	—	—	—	—	1,664	1,664
Stock-based compensation	—	—	1,571	—	—	—	1,571
Shares issued	31,810	32	845	—	—	—	877
Repurchases of common stock	(320,638)	(321)	321	—	(11,203)	—	(11,203)
Balance at March 31, 2025	46,567,929	$46,567	$680,210	$(38,778)	$(30,834)	$(20,452)	$636,713
Net income (loss)	—	—	—	5,003	—	—	5,003
Foreign currency translation adjustment	—	—	—	—	—	15,451	15,451
Stock-based compensation	—	—	1,306	—	—	—	1,306
Shares issued	41,325	41	(41)	—	—	—	—
Repurchases of common stock	(332,575)	(333)	333	—	(9,053)	—	(9,053)
Tax withholdings related to net share settlements of stock-based compensation awards	(1,586)	(2)	2	—	(45)	—	(45)
Other(1)	—	2	(2)	—	—	—	—
Balance at June 30, 2025	46,275,093	$46,275	$681,808	$(33,775)	$(39,932)	$(5,001)	$649,375
(1) Adjustments for rounding

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

See notes to Condensed Consolidated Financial Statements (Unaudited)

Distribution Solutions Group, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net income (loss)	$8,264	$(3,328)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	40,317	35,587
Amortization of debt issuance costs	1,752	1,320
Stock-based compensation	2,224	1,891
Deferred income taxes	1,793	(1,541)
Change in fair value of earnout liabilities	1,000	3
(Gain) loss on sale of rental equipment	(2,129)	(900)
(Gain) loss on sale of property, plant and equipment	(543)	(5)
Charge for step-up of acquired inventory	—	634
Net realizable value adjustment and write-offs for obsolete and excess inventory	4,907	3,110
Bad debt expense	2,119	106
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(31,048)	(18,331)
Inventories	(1,470)	(1,636)
Prepaid expenses and other current assets	(16,364)	(15,345)
Accounts payable	15,552	9,771
Accrued expenses and other current liabilities	1,216	15,636
Other changes in operating assets and liabilities	946	1,037
Net cash provided by (used in) operating activities	28,536	28,009
Investing activities
Purchases of property, plant and equipment	(10,289)	(5,829)
Proceeds from sale of property, plant and equipment	990	—
Business acquisitions, net of cash acquired	(1,426)	(95,437)
Purchases of rental equipment	(7,177)	(3,214)
Proceeds from sale of rental equipment	5,913	2,110
Net cash provided by (used in) investing activities	(11,989)	(102,370)
Financing activities
Proceeds from revolving lines of credit	196,652	84,139
Payments on revolving lines of credit	(195,865)	(40,285)
Payments on term loans	(20,125)	(8,188)
Repurchase of common stock	(20,256)	(1,683)
Shares repurchased held in treasury	(45)	(538)
Stock option exercises	877	—
Payment of financing lease principal	(296)	(237)
Net cash provided by (used in) financing activities	(39,058)	33,208
Effect of exchange rate changes on cash and cash equivalents	2,548	(1,562)
Increase (decrease) in cash, cash equivalents and restricted cash	(19,963)	(42,715)
Cash, cash equivalents and restricted cash at beginning of period	81,726	99,626
Cash, cash equivalents and restricted cash at end of period	$61,763	$56,911
Cash and cash equivalents	$47,430	$46,786
Restricted cash	14,333	10,125
Total cash, cash equivalents and restricted cash	$61,763	$56,911

See notes to Condensed Consolidated Financial Statements (Unaudited)

Distribution Solutions Group, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024

Supplemental disclosure of cash flow information
Net cash paid for income taxes	$9,944	$11,015
Net cash paid for interest	$26,769	$17,943
Net cash paid for interest on supply chain financing	$1,350	$1,334

Non-cash activities:
Additions of property, plant and equipment included in accounts payable	$317	$624
Right of use assets obtained in exchange for finance lease liabilities	$292	$383
Right of use assets obtained in exchange for operating lease liabilities	$19,980	$8,849

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

Canada Branch Division combines the operations of our Bolt and Source Atlantic subsidiaries, which distribute industrial MRO supplies, safety products, fasteners, power tools and related value-add services to the Canadian MRO market through the sale of products and services via warehouse shipments and to its walk-up customers through 37 branch locations.

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all disclosures required by GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with DSG’s audited consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2024 filed with the U.S. Securities and Exchange Commission (“SEC”). All normal recurring adjustments have been made that are necessary to fairly state the results of operations for the interim periods. Operating results for the three and six-months ended June 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

Period-end Dates: The Company and its consolidated subsidiaries, except for the subsidiaries in the Gexpro Services segment, operate on a calendar year-end. Gexpro Services operates on a calendar year-end for annual reporting purposes. However, quarterly financial statements for Gexpro Services are prepared on financial close dates that may differ from that of the Company. For the quarter ended June 30, 2025, there was a two day difference in the period end. The consolidated financial statement impact of the two day difference arising from the different period ends for the quarter ended June 30, 2025 was not material. The Company utilizes the exchange rates in effect at Gexpro Services’ reporting date and the appropriate weighted-average rate for its fiscal reporting period.

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

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (VIE), which clarifies the guidance in determining the acquirer in an acquisition transaction effected primarily by exchanging equity interests when the legal acquiree is a VIE that meets the definition of a business. The pronouncement is effective for interim and annual reporting periods beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of the adoption on its financial statement disclosures.

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
(1)    The Company paid $0.0 million of the ConRes TE deferred consideration during the three and six months ended June 30, 2025 and $0.0 million during the year ended December 31, 2024.

Tech-Component Resources Pte Ltd

On October 30, 2024, DSG acquired all of the issued and outstanding capital stock of Tech-Component Resources Pte LTD (“TCR” and the “TCR Transaction”) for a purchase price of approximately $6.0 million, net of cash acquired of $1.9 million. TCR is a distributor of fasteners, mechanical components, and other industrial products in Southeast Asia. TCR was acquired to provide us with a strategic foothold in this growing region. The results of operations of TCR are included within the Gexpro Services reportable segment. The acquisition was funded using DSG’s cash on hand and its revolving credit facility.

The following table summarizes the preliminary allocation of consideration exchanged to the estimated fair values of assets acquired and liabilities assumed, including the allocation to other intangible assets acquired:

	Tech-Component Resources Pte Ltd
(in thousands)	October 30, 2024 Acquisition Date	Measurement Period Adjustments	Adjusted Total
Accounts receivable	$923	$(53)	$870
Inventory	793	56	849
Other current assets	526	—	526
Property, plant and equipment	17	—	17
Right of use assets	5	—	5
Other intangible assets:
Customer relationships	2,250	—	2,250
Trade names	1,000	—	1,000
Deferred tax liability, net of deferred tax asset	(641)	—	(641)
Accounts payable	(295)	3	(292)
Lease liabilities	(5)	—	(5)
Accrued expenses and other liabilities	(65)	(30)	(95)
Goodwill	1,372	168	1,540
Total purchase consideration exchanged, net of cash acquired	$5,880	$144	$6,024
Cash consideration	$4,925	$144	$5,069
Deferred consideration(1)	955	—	955
Total purchase consideration exchanged, net of cash acquired	$5,880	$144	$6,024
(1)    The Company paid $0.0 million of the TCR deferred consideration during the three and six months ended June 30, 2025 and $0.0 million during the year ended December 31, 2024.

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

Source Atlantic

On August 14, 2024, DSG acquired all of the issued and outstanding capital stock of Source Atlantic Limited (“Source Atlantic” and the “Source Atlantic Transaction”) for a purchase price of approximately $103.5 million, net of cash acquired of $4.4 million. Source Atlantic, headquartered in Saint John, New Brunswick, Canada, is a wholesale distributor of industrial MRO supplies, safety products, fasteners, and related value-add services for the Canadian MRO market. Source Atlantic has 23 branch locations across Canada with a heavy focus in Eastern Canada. Source Atlantic was acquired to expand DSG’s operating footprint in the Canadian market. The results of operations of Source Atlantic are included within the Canada Branch Division reportable segment. The acquisition was funded with borrowings under the Company’s Amended Credit Agreement. Refer to Note 9 – Debt for information about the Amended Credit Agreement.

The following table summarizes the allocation of consideration exchanged to the estimated fair values of assets acquired and liabilities assumed, including the allocation to other intangible assets acquired:

	Source Atlantic
(in thousands)	August 14, 2024 Acquisition Date	Measurement Period Adjustments	Adjusted Total
Accounts receivable(1)	$33,679	$—	$33,679
Inventory	28,427	(160)	28,267
Other current assets	1,846	—	1,846
Property, plant and equipment	21,217	182	21,399
Right of use assets	6,780	—	6,780
Other intangible assets:
Customer relationships	11,035	1,242	12,277
Trade names	10,012	804	10,816
Deferred tax liability, net of deferred tax asset	(10,314)	(1,030)	(11,344)
Accounts payable	(17,857)	—	(17,857)
Lease liabilities	(6,780)	—	(6,780)
Accrued expenses and other liabilities	(5,422)	—	(5,422)
Goodwill	30,518	(727)	29,791
Total purchase consideration exchanged, net of cash acquired	$103,141	$311	$103,452
Cash consideration	$98,756	$—	$98,756
Deferred consideration(2)	4,385	311	4,696
Total purchase consideration exchanged, net of cash acquired	$103,141	$311	$103,452
(1) Accounts receivable had an estimated fair value of $33.7 million and a gross contractual value of $34.3 million. The difference represents the Company’s best estimate of the contractual cash flows that will not be collected.
(2) The Company paid $1.0 million of the Source Atlantic deferred consideration during the three and six months ended June 30, 2025 $0.0 million and during the year ended December 31, 2024.

Following the initial fair value measurement, the Company updated the purchase price allocation for Source Atlantic primarily related to the ongoing review of the opening balance sheet and revised certain assumptions used in estimating the fair value. The adjustments resulted in a $2.0 million increase to customer relationships and trade names, a $0.7 million decrease to goodwill. Total purchase consideration, net of cash acquired increased due to working capital and other adjustments in accordance with the purchase agreement of $0.3 million. The accounting for the Source Atlantic Transaction was completed during the second quarter of 2025.

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
(1)    The Company paid $0.2 million of the S&S Automotive deferred consideration during the three and six months ended June 30, 2025 and $0.9 million during the year ended December 31, 2024.

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
(1)    The Company paid $0.0 million of the ESS deferred consideration during the three and six months ended June 30, 2025 and $0.2 million during the year ended December 31, 2024.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Revenue	$502,437	$497,453	$980,466	$967,452
Net income (loss)	$5,003	$(839)	$8,264	$(10,164)

Actual Results of Business Acquisitions

The following table presents actual results attributable to our acquisitions that were included in the unaudited condensed consolidated financial statements for the second quarter of 2024. The results for these acquisitions are only included subsequent to their respective acquisition dates provided above.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Revenue	$56,070	$10,112	$106,865	$12,401
Net income (loss)	$2,840	$(467)	$4,897	$(411)

The Company incurred transaction and integration costs (credits) related to completed and contemplated acquisitions of $(0.2) million and $(0.1) million for the three and six months ended June 30, 2025 and $3.6 million and $5.6 million for the three and six months ended June 30, 2024, respectively, which are included in Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
Note 4 – Revenue Recognition

Disaggregation of Revenue

The Company’s revenue is primarily comprised of product sales to customers. The Company has disaggregated revenue by geographic area and by segment as it most reasonably depicts the amount, timing and uncertainty of revenue and cash flows generated from our contracts with customers. Disaggregated consolidated revenue by geographic area (based on the location to which the product is shipped to):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
United States	$371,138	$355,252	$728,270	$683,895
Canada	74,337	30,978	141,967	60,366
Europe	16,121	11,753	29,952	30,847
Pacific Rim	7,621	4,266	15,393	8,489
Latin America	29,842	35,071	58,479	67,180
Other	3,959	2,884	7,640	5,908
Intersegment revenue elimination	(581)	(668)	(1,235)	(1,063)
Total revenue	$502,437	$439,536	$980,466	$855,622

See Note 14 – Segment Information for disaggregation of revenue by segment.

Rental Revenue

TestEquity rents new and used electronic test and measurement equipment to customers in multiple industries. Lawson leases parts washer machines to customers. This leased equipment is included in Rental equipment, net in the Unaudited Condensed Consolidated Balance Sheets, and rental revenue is included in Revenue in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The unearned rental revenue related to customer prepayments on equipment leases was nominal at June 30, 2025 and December 31, 2024.

Rental revenue from operating leases:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Revenue from operating leases	$6,636	$4,125	$13,230	$8,410

Note 5 – Supplemental Financial Statement Information

Restricted Cash

The Company has agreed to maintain restricted cash of $14.3 million under agreements with outside parties. During 2024, escrow accounts were established in conjunction with certain business acquisitions, to be released upon meeting certain working capital and other post-closing requirements as of the one-year post-acquisition dates with a balance of $5.8 million at June 30, 2025. The Company is restricted from withdrawing this balance without the prior consent of the sellers. The remaining restricted cash balance of $8.5 million represents collateral for certain borrowings under the Amended Credit Agreement, and the Company is restricted from withdrawing this balance without the prior consent of the respective lenders.

Property, Plant and Equipment, net

Components of property, plant and equipment, net were as follows:

(in thousands)	June 30, 2025	December 31, 2024
Land	$16,621	$16,187
Buildings and improvements	65,909	63,935
Machinery and equipment	60,505	55,889
Capitalized software	19,784	12,295
Furniture and fixtures	12,422	13,252
Vehicles	6,423	5,716
Construction in progress(1)	5,142	6,284
Total	186,806	173,558
Accumulated depreciation and amortization	(59,711)	(48,034)
Property, plant and equipment, net	$127,095	$125,524
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

Depreciation expense for property, plant and equipment and amortization expense for capitalized software, which are included in Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Depreciation expense for property, plant and equipment	$4,691	$3,771	$9,463	$7,500
Amortization expense for capitalized software	$1,062	$863	$1,929	$1,668

Rental Equipment, net

Rental equipment, net consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
Rental equipment	$64,155	$64,160
Accumulated depreciation	(27,336)	(24,784)
Rental equipment, net	$36,819	$39,376

Depreciation expense for rental equipment, which is included in Cost of goods sold in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Depreciation expense for rental equipment	$2,935	$1,695	$5,690	$3,465

Refer to Note 4 – Revenue Recognition for a discussion on the Company’s activities as lessor.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
Accrued compensation	$23,350	$23,800
Accrued and withheld taxes, other than income taxes	11,261	10,178
Deferred revenue	6,742	3,727
Accrued customer rebates	5,916	6,366
Deferred acquisition payments and accrued earnout liabilities	5,823	6,384
Accrued severance and acquisition related retention bonus	2,508	2,864
Accrued income taxes	2,485	1,703
Accrued health benefits	1,797	2,234
Accrued interest	1,756	2,030
Accrued stock-based compensation	1,308	1,960
Other	19,583	20,013
Total accrued expenses and other current liabilities	$82,529	$81,259

Other Liabilities

Other liabilities consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
Security bonus plan	$7,544	$7,536
Deferred compensation	11,813	11,455
Other	6,172	7,534
Total other liabilities	$25,529	$26,525
Note 6 – Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by segment were as follows:

(in thousands)	Lawson	TestEquity	Gexpro Services	Canada Branch Division	Total
Balance at December 31, 2024	$192,598	$164,880	$56,342	$48,969	$462,789
Acquisitions(1)	—	—	168	849	1,017
Impact of foreign exchange rates	327	—	1,649	2,791	4,767
Balance at June 30, 2025	$192,925	$164,880	$58,159	$52,609	$468,573
(1)    Refer to Note 3 – Business and Asset Acquisitions for information related to measurement period adjustments.

Intangible Assets

The gross carrying amount and accumulated amortization for definite-lived intangible assets were as follows:

	June 30, 2025			December 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$141,756	$(52,401)	$89,355	$141,654	$(45,386)	$96,268
Customer relationships	275,030	(116,750)	158,280	272,051	(100,867)	171,184
Other (1)	7,849	(5,922)	1,927	8,310	(5,999)	2,311
Total	$424,635	$(175,073)	$249,562	$422,015	$(152,252)	$269,763
(1)    Other primarily consists of non-compete agreements.

Amortization expense for definite-lived intangible assets is included in Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Amortization expense for intangible assets	$11,650	$12,206	$23,235	$22,954

The estimated aggregate amortization expense for the remaining year 2025 and each of the next four years and thereafter are as follows:

(in thousands)	Amortization
Remaining 2025	$23,427
2026	43,669
2027	38,589
2028	34,301
2029	30,604
Thereafter	78,972
Total	$249,562

Note 7 – Leases

The Company leases property used for warehousing, distribution centers, office space, branch locations, equipment and vehicles. The components of lease cost were as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Lease Type	Classification	2025	2024	2025	2024
Operating lease expense(1)	Operating expenses	$6,991	$6,086	$13,818	$11,816
Financing lease amortization	Operating expenses	149	136	299	265
Financing lease interest	Interest expense	26	26	52	49
Financing lease expense		175	162	351	314
Sublease income(2)		(160)	(106)	(319)	(106)
Net lease cost		$7,006	$6,142	$13,850	$12,024
(1)    Includes short-term lease expense, which is immaterial.
(2)    The Company subleases one of its leased properties with a remaining lease term of approximately 1 year that terminates on June 30, 2026. Sublease income is recognized on a straight-line basis over the sublease agreement and is recorded as an offset to operating lease expense.

The value of net assets and liabilities related to our operating and finance leases as of June 30, 2025 and December 31, 2024 was as follows (in thousands):

Lease Type	June 30, 2025	December 31, 2024
Total right of use operating lease assets	$103,268	$91,962
Total right of use financing lease assets	1,714	1,702
Total lease assets	$104,982	$93,664

Total current operating lease obligation	$18,543	$18,413
Total current financing lease obligation	588	538
Total current lease obligation	$19,131	$18,951

Total long-term operating lease obligation	$90,711	$76,759
Total long-term financing lease obligation	993	999
Total long-term lease obligation	$91,704	$77,758

The value of lease liabilities related to our operating and finance leases and sublease income as of June 30, 2025 was as follows (in thousands):

Maturity Date of Lease Liabilities	Operating Leases	Financing Leases	Total	Sublease Income
Remaining 2025	$13,037	$348	$13,385	$326
2026	24,641	631	25,272	326
2027	22,846	383	23,229	—
2028	20,191	251	20,442	—
2029	16,472	108	16,580	—
Thereafter	43,830	38	43,868	—
Total lease payments	141,017	1,759	142,776	652
Less: Interest	(31,763)	(178)	(31,941)	—
Present value of lease liabilities	$109,254	$1,581	$110,835	$652

The weighted average lease terms and interest rates of leases held as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025		December 31, 2024
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term	6.3 years	3.5 years	6.3 years	3.7 years
Weighted average interest rate	7.5%	7.1%	7.6%	7.3%

The cash outflows of leasing activity for the six months ended June 30, 2025 and 2024 were as follows (in thousands):

		Six Months Ended June 30,
Cash Flow Source	Classification	2025	2024
Operating cash flows from operating leases	Operating activities	$(13,111)	$(9,786)
Operating cash flows from financing leases	Operating activities	$(54)	$(97)
Financing cash flows from financing leases	Financing activities	$(296)	$(237)

Refer to Note 4 – Revenue Recognition for a discussion on the Company’s activities as lessor.

Note 8 – Earnout Liabilities

Frontier Acquisition

On March 31, 2022, Gexpro Services acquired Frontier Technologies Brewton, LLC and Frontier Engineering and Manufacturing Technologies, Inc. ("Frontier"). The consideration for the Frontier acquisition included a potential earn-out payment of up to $3.0 million based upon the achievement of certain milestones and relative thresholds during the earn-out measurement period, which ended on December 31, 2024, with payments made annually beginning in 2023 and ending in 2025. During the first quarter of 2025, a $2.0 million earn-out payment was made based on the achievement of certain milestones in 2024 and cumulatively during the earn-out period. No earn-out payment was made in 2024 based on certain milestones not met in 2023. During the first quarter of 2023, a $1.0 million earn-out payment was made based on the achievement of certain milestones in 2022. The fair value of the contingent consideration arrangement was classified as a Level 3 instrument and was determined using a probability-based scenario analysis approach. As of March 31, 2022 (the Frontier acquisition date), December 31, 2024 and June 30, 2025, the fair value of the earn-out was $0.9 million, $1.0 million and $0.0 million, respectively, with amounts recorded in Accrued expenses and other current liabilities in the Unaudited Condensed Consolidated Balance Sheets. The Company recorded expense of $0.0 million and $1.0 million for the three and six months ended June 30, 2025, respectively, and expense of $0.0 million for both the three and six months ended June 30, 2024, for changes in the fair value of the earn-out liability, as a component of Change in fair value of earnout liabilities in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Note 9 – Debt

The Company’s outstanding long-term debt was comprised of the following:

(in thousands)	June 30, 2025	December 31, 2024
Senior secured revolving credit facility	$—	$—
Senior secured term loan	209,375	215,625
Senior secured delayed draw term loan	43,125	44,375
Incremental term loans	467,000	479,625
Other revolving line of credit	1,128	226
Total debt	720,628	739,851
Less: current portion of long-term debt	(41,378)	(40,476)
Less: deferred financing costs	(4,256)	(5,472)
Total long-term debt	$674,994	$693,903

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

The Company has unused outstanding letters of credit of $2.3 million as of June 30, 2025. Net of these letters of credit, there was $252.7 million of borrowing availability under the revolving credit facility as of June 30, 2025.

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

The Amended Credit Agreement requires the Company to pay certain closing fees, arrangement fees, administration fees, commitment fees, ticking fees and letter of credit fees. These fees are reported as a component of Interest expense in the Consolidated Statements of Operations and Comprehensive Income (Loss) and vary depending on the total net leverage ratio as defined in the Amended Credit Agreement. Fees were nominal in 2025 and 2024.

On August 14, 2024, the Company incurred deferred financing costs of $1.8 million associated with the Third Amendment. Deferred financing costs of $3.4 million were incurred during 2023 in connection with the First Amendment dated June 8, 2023, and deferred financing costs of $4.0 million were incurred during 2022 in connection with the previous credit agreement. Deferred financing costs are amortized over the life of the debt instrument and reported as a component of Interest expense in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Amortization of deferred financing costs was $0.9 million and $1.8 million for the three and six months ended June 30, 2025, respectively, and $0.7 million and $1.3 million for the three and six months ended June 30, 2024, respectively. As of June 30, 2025, total deferred financing costs net of accumulated amortization were $5.8 million of which $4.3 million are included in Long-term debt, less current portion, net (related to the senior secured term loan, senior secured delayed draw term loan and incremental term loans) and $1.5 million are included in Other assets (related to the senior secured revolving credit facility) in the Unaudited Condensed Consolidated Balance Sheets.

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

The Amended Credit Agreement contains various covenants, including financial maintenance covenants requiring the Company to maintain compliance with a consolidated minimum interest coverage ratio and a maximum total net leverage ratio, each determined in accordance with the terms of the Amended Credit Agreement. The Amended Credit Agreement contains various events of default (subject to exceptions, thresholds and grace periods as set forth in the Amended Credit Agreement). Under certain circumstances, a default interest rate will apply on all obligations at a rate equal to 2.0% per annum above the applicable interest rate. The Company was in compliance with all financial covenants as of June 30, 2025.

Note 10 – Stock-Based Compensation

The Company recorded stock-based compensation expense of $1.3 million and $2.2 million for the three and six months ended June 30, 2025, respectively, and benefit of $0.3 million and expense of $1.9 million for the three and six months ended

June 30, 2024, respectively, in Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). A portion of the Company’s stock-based awards are liability-classified. Accordingly, changes in the market value of DSG common stock may result in stock-based compensation expense or benefit in certain periods. A stock-based compensation liability of $1.3 million as of June 30, 2025 and $2.0 million as of December 31, 2024 was included in Accrued expenses and other current liabilities in the Unaudited Condensed Consolidated Balance Sheets.

Note 11 – Stockholders’ Equity

Stock Repurchase Program

Under an existing stock repurchase program authorized by the Board of Directors, the Company may repurchase its common stock from time to time in open market transactions, privately negotiated transactions or by other methods. During the first six months of 2025, the Company repurchased 653,213 shares of DSG common stock under the repurchase program at an average cost of $30.69 per share for a total cost of $20.0 million. During the first six months of 2024, the Company repurchased 55,844 shares of DSG common stock under the repurchase program at an average cost of $30.14 per share for a total cost of $1.7 million. The remaining availability for stock repurchases under the program was $6.3 million at June 30, 2025.

Note 12 – Earnings Per Share

The following table provides the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2025	2024	2025	2024

Basic income per share:
Net income (loss)	$5,003	$1,896	$8,264	$(3,328)
Basic weighted average shares outstanding	46,381,194	46,818,932	46,490,702	46,798,055
Basic income (loss) per share of common stock	$0.11	$0.04	$0.18	$(0.07)

Diluted income per share:
Net income (loss)	$5,003	$1,896	$8,264	$(3,328)
Basic weighted average shares outstanding	46,381,194	46,818,932	46,490,702	46,798,055
Effect of dilutive securities	181,496	804,780	804,845	—
Diluted weighted average shares outstanding	46,562,690	47,623,712	47,295,547	46,798,055
Diluted income (loss) per share of common stock	$0.11	$0.04	$0.17	$(0.07)
The securities that were excluded from the calculation of diluted earnings per share because their inclusion would be anti-dilutive were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Stock options	2,167,209	995,953	1,370,066	985,873
Other stock-based awards	960	289	799	844,374

Note 13 – Income Taxes

The Company recorded income tax expense of $6.9 million, a 57.8% effective tax rate for the three months ended June 30, 2025. An income tax benefit of $0.2 million, a (10.5)% effective tax rate was recorded for the three months ended June 30, 2024. The effective tax rate for the three months ended June 30, 2025 differs from the U.S. statutory rate primarily due to state taxes, foreign income and a change in valuation allowances related to interest expense limitation deferred tax assets. The effective tax rate for the three months ended June 30, 2024 differs from the U.S. statutory rate primarily due to discrete items recorded during the quarter and a change in valuation allowances related to interest expense limitation deferred tax assets.

The Company recorded income tax expense of $9.1 million, a 52.4% effective tax rate for the six months ended June 30, 2025. An income tax benefit of $4.3 million, a 56.1% effective tax rate was recorded for the six months ended June 30, 2024.

The effective tax rate for the six months ended June 30, 2025 differs from the U.S. statutory rate primarily due to state taxes, foreign income and a change in valuation allowances related to interest expense limitation deferred tax assets. The effective tax rate for the six months ended June 30, 2024 was higher than the U.S. statutory rate primarily due to state taxes, foreign income and a change in valuation allowances related to interest expense limitation deferred tax assets.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of multiple state and foreign jurisdictions. As of June 30, 2025, the Company is subject to U.S. federal income tax examinations for the years 2021 through 2023 and income tax examinations from various other jurisdictions for the years 2017 through 2024.

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

On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act. In accordance with GAAP, the Company will account for the tax effects of changes in tax law in the period of enactment, which is third quarter of calendar year 2025. The Company is evaluating the future impact of these tax law changes on its consolidated financial statements.

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

Canada Branch Division combines the operations of our Bolt and Source Atlantic subsidiaries, which distribute industrial MRO supplies, safety products, fasteners, power tools and related value-add services to the Canadian MRO market through the sale of products and services via warehouse shipments and to its walk-up customers through 37 branch locations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Revenue
Lawson	$124,313	$121,118	$244,775	$239,304
TestEquity	195,046	197,481	383,819	384,630
Gexpro Services	127,807	107,134	246,712	205,785
Canada Branch Division	55,852	14,471	106,395	26,966
Intersegment revenue elimination	(581)	(668)	(1,235)	(1,063)
Total revenue	$502,437	$439,536	$980,466	$855,622

Cost of goods sold
Lawson	$55,739	$54,717	$107,967	$107,841
TestEquity	152,473	151,702	299,489	296,650
Gexpro Services	87,847	73,952	169,646	141,847
Canada Branch Division	36,895	8,306	70,541	15,411
Intersegment cost of goods sold elimination	(601)	(668)	(1,241)	(1,063)
Total cost of goods sold	$332,353	$288,009	$646,402	$560,686

Selling, general and administrative expenses
Lawson	$60,599	$60,272	$122,517	$121,227
TestEquity	37,760	45,076	75,387	93,371
Gexpro Services	26,058	25,091	51,923	50,385
Canada Branch Division	17,206	4,702	33,452	9,232
All Other	1,635	2,228	3,862	3,780
Total operating expenses	$143,258	$137,369	$287,141	$277,995

Operating income (loss)
Lawson	$7,975	$6,129	$14,291	$10,236
TestEquity	4,813	703	8,943	(5,391)
Gexpro Services	13,902	8,091	25,143	13,553
Canada Branch Division	1,751	1,463	2,402	2,323
All Other	(1,615)	(2,228)	(3,856)	(3,780)
Total operating income (loss)	$26,826	$14,158	$46,923	$16,941

Reconciliation to income (loss) before income taxes
Interest expense	$(14,238)	$(12,793)	$(28,453)	$(24,620)
Change in fair value of earnout liabilities	—	(8)	(1,000)	(3)
Other income (expense), net	(726)	359	(94)	97
Income (loss) before income taxes	$11,862	$1,716	$17,376	$(7,585)

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

(in thousands)	Lawson	TestEquity	Gexpro Services	Canada Branch Division	Elimination	Total
Three Months Ended June 30, 2025
Revenue from external customers	$124,287	$194,830	$127,474	$55,846	$—	$502,437
Intersegment revenue	26	216	333	6	(581)	—
Revenue	$124,313	$195,046	$127,807	$55,852	$(581)	$502,437
Three Months Ended June 30, 2024
Revenue from external customers	$121,089	$197,446	$106,530	$14,471	$—	$439,536
Intersegment revenue	29	35	604	—	(668)	—
Revenue	$121,118	$197,481	$107,134	$14,471	$(668)	$439,536

Six Months Ended June 30, 2025
Revenue from external customers	$244,727	$383,286	$246,067	$106,386	$—	$980,466
Intersegment revenue	48	533	645	9	(1,235)	—
Revenue	$244,775	$383,819	$246,712	$106,395	$(1,235)	$980,466
Six Months Ended June 30, 2024
Revenue from external customers	$239,251	$384,511	$204,894	$26,966		$855,622
Intersegment revenue	53	119	891	—	(1,063)	—
Revenue	$239,304	$384,630	$205,785	$26,966	$(1,063)	$855,622

Total assets by segment and long-lived assets by geographic area were as follows:

(in thousands)	June 30, 2025	December 31, 2024
Total assets by segment
Lawson	$547,214	$524,077
TestEquity	631,678	654,315
Gexpro Services	350,498	331,811
Canada Branch Division	213,193	199,362
All Other	9,400	17,690
Total	$1,751,983	$1,727,255

Long-lived assets by geographic area(1)
United States	$806,353	$818,100
Canada	142,281	138,218
Europe	31,597	30,345
Pacific Rim	6,609	4,751
Latin America	3,486	3,615
Other	—	—
Total	$990,326	$995,029
(1)    Long-lived assets include property, plant and equipment, rental equipment, goodwill, intangibles, right of use operating lease assets, and other assets.

Refer to Note 4 – Revenue Recognition for disaggregated revenue by geographic area.

Capital expenditures and depreciation and amortization by segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Capital expenditures
Lawson	$852	$1,090	$4,828	$2,204
TestEquity	6,101	2,785	9,289	4,741
Gexpro Services	1,399	1,136	2,386	1,548
Canada Branch Division	607	108	963	550
All Other	—	—	—	—
Total	$8,959	$5,119	$17,466	$9,043

Depreciation and amortization
Lawson	$6,808	$6,390	$13,360	$11,598
TestEquity	8,280	7,795	16,408	15,291
Gexpro Services	3,532	3,825	6,985	7,665
Canada Branch Division	1,718	525	3,564	1,033
All Other	—	—	—	—
Total	$20,338	$18,535	$40,317	$35,587

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

A remediation plan was approved by ADEM in 2018. The plan consists of chemical injections throughout the affected area, as well as subsequent monitoring of the area. The injection process was completed in the first quarter of 2019 and the environmental consulting firm is monitoring the affected area. At June 30, 2025 the Company had approximately $0.1 million accrued for potential monitoring costs included in Accrued expenses and other current liabilities in the Unaudited Condensed Consolidated Balance Sheets. The costs for future monitoring are not significant and have been fully accrued. The Company does not expect to capitalize any amounts related to the remediation plan.

Note 16 – Related Party Transactions

Consulting Services

Individuals employed by LKCM Headwater Operations, LLC, a related party of LKCM, have provided the Company with certain consulting services for interim executive management in addition to assisting in identifying cost savings, revenue enhancements and operational synergies of the combined companies. Expense of $0.4 million and $0.6 million for the three and six months ended June 30, 2025, respectively, and $0.3 million and $0.7 million for the three and six months ended June 30, 2024, respectively, was recorded within Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), reflecting expenses incurred for these consulting services.

Significant Shareholder

LKCM, entities affiliated with LKCM and J. Bryan King (President and Chief Executive Officer of DSG and Chairman of the DSG Board of Directors), including private investment partnerships for which LKCM serves as investment manager, beneficially owned in the aggregate approximately 36,357,588 shares of DSG common stock as of June 30, 2025 representing approximately 78.6% of the outstanding shares of DSG common stock as of June 30, 2025.

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

Canada Branch Division combines the operations of our Bolt Supply House (“Bolt”) and Source Atlantic Limited subsidiaries, which distribute industrial MRO supplies, safety products, fasteners, power tools and related value-add services to the Canadian MRO market through the sale of products and services via warehouse shipments and to its walk-up customers through 37 branch locations.

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

Sales Drivers

DSG believes that the Purchasing Managers Index (“PMI”) published by the Institute for Supply Management is an indicative measure of the relative strength of the economic environment of the industry in which it operates. The PMI is a composite index of economic activity in the U.S. manufacturing sector. A measure of the PMI index above 50 is generally viewed as indicating an expansion of the manufacturing sector while a measure below 50 is generally viewed as representing a contraction. The average monthly PMI was 49.4 in the six months ended June 30, 2025, compared to 48.9 in the six months ended June 30, 2024.

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

Canada Branch Division Sales Drivers

Canada Branch Division combines the operations of our Bolt and Source Atlantic subsidiaries, which distribute industrial MRO supplies, safety products, fasteners, power tools and related value-add services to the Canadian MRO market through the sale of products and services via warehouse shipments and to its walk-up customers through 37 branch locations. Source Atlantic was acquired to expand DSG’s operating footprint in the Canadian market.

Canada Branch Division’s strategy is to grow revenue through increasing wallet share with existing customers, via introduction of new product lines and services in geographic areas that were underserviced previously. Additionally, Canada Branch Division will engage new customers and additional ship-to locations with its national sales team.

Supply Chain Disruptions

We continue to be affected by rising supplier costs caused by inflation and increased tariffs, transportation and labor costs. We have instituted various price increases during 2024 and 2025 in response to rising supplier costs including tariffs, as well as increased transportation and labor costs in order to manage our gross profit margins.

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

Non-GAAP Adjusted EBITDA

Management believes Adjusted EBITDA is an important measure of the Company’s operating performance and may provide investors with additional meaningful comparisons between current results and results in prior operating periods because Adjusted EBITDA excludes certain non-operational or non-cash items whose fluctuations from period to period do not necessarily correspond to changes in the operating performance of our business and consequently may impact the overall comparability from period to period. We define Adjusted EBITDA as operating income plus depreciation and amortization, stock-based compensation, severance and acquisition related retention costs, costs related to the execution and integration of acquisitions, amortization of the fair value step-up of inventory resulting from acquisitions and other non-recurring items. Management uses operating income and Adjusted EBITDA to evaluate the performance of its reportable segments. See Note 14 – Segment Information within Item 1. Financial Statements for additional information about our reportable segments.

The following table provides a reconciliation of Net income (loss) to Adjusted EBITDA on a consolidated basis and Operating income (loss) to Adjusted EBITDA by segment for the three and six months ended June 30, 2025 and 2024. A reconciliation of Net income (loss) to Adjusted EBITDA by segment is not provided because management does not determine or review net income at the segment level and does not allocate non-operating costs and expenses to its segments, such as income taxes, interest expense, and various other non-operating income and expense.

Reconciliation of Net Income (Loss) to Non-GAAP Adjusted EBITDA (Unaudited)

	Three Months Ended June 30, 2025
(in thousands)	Lawson	TestEquity	Gexpro Services	Canada Branch Division	All Other	Consolidated
Net income (loss)						$5,003
Income tax expense (benefit)						6,859
Other income (expense), net						726
Interest expense						14,238
Operating income (loss)	$7,975	$4,813	$13,902	$1,751	$(1,615)	$26,826
Depreciation and amortization	6,808	8,280	3,532	1,718	—	20,338
Stock-based compensation(1)	775	168	18	—	289	1,250
Severance and acquisition related retention expenses(2)	139	187	27	3	(1)	355
Acquisition related costs(3)	12	29	(397)	148	—	(208)
Inventory step-up(4)	—	—	—	—	—	—
Other non-recurring(5)	—	—	—	—	—	—
Adjusted EBITDA	$15,709	$13,477	$17,082	$3,620	$(1,327)	$48,561

	Three Months Ended June 30, 2024
(in thousands)	Lawson	TestEquity	Gexpro Services	Canada Branch Division	All Other	Consolidated
Net income (loss)						$1,896
Income tax expense (benefit)						(180)
Other income (expense), net						(359)
Change in fair value of earnout liabilities						8
Interest expense						12,793
Operating income (loss)	$6,129	$703	$8,091	$1,463	$(2,228)	$14,158
Depreciation and amortization	6,390	7,795	3,825	525	—	18,535
Stock-based compensation(1)	(633)	160	—	—	166	(307)
Severance and acquisition related retention expenses(2)	1,583	6,508	192	30	—	8,313
Acquisition related costs(3)	2,400	282	382	—	534	3,598
Inventory step-up(4)	634	—	—	—	—	634
Other non-recurring(5)	—	—	250	—	—	250
Adjusted EBITDA	$16,503	$15,448	$12,740	$2,018	$(1,528)	$45,181

	Six Months Ended June 30, 2025
(in thousands)	Lawson	TestEquity	Gexpro Services	Canada Branch Division	All Other	Consolidated
Net income (loss)						$8,264
Income tax expense (benefit)						9,112
Other income (expense), net						(94)
Change in fair value of earnout liabilities						(1,000)
Interest expense						(28,453)
Operating income (loss)	$14,291	$8,943	$25,143	$2,402	$(3,856)	$46,923
Depreciation and amortization	13,360	16,408	6,985	3,564	—	40,317
Stock-based compensation(1)	1,298	336	18	—	572	2,224
Severance and acquisition related retention expenses(2)	953	865	43	122	—	1,983
Acquisition related costs(3)	114	(264)	(132)	148	34	(100)
Inventory step-up(4)	—	—	—	—	—	—
Other non-recurring(5)	—	—	—	—	—	—
Adjusted EBITDA	$30,016	$26,288	$32,057	$6,236	$(3,250)	$91,347

	Six Months Ended June 30, 2024
(in thousands)	Lawson	TestEquity	Gexpro Services	Canada Branch Division	All Other	Consolidated
Net income (loss)						$(3,328)
Income tax expense (benefit)						(4,257)
Other income (expense), net						97
Change in fair value of earnout liabilities						(3)
Interest expense						(24,620)
Operating income (loss)	$10,236	$(5,391)	$13,553	$2,323	$(3,780)	$16,941
Depreciation and amortization	11,598	15,291	7,665	1,033	—	35,587
Stock-based compensation(1)	1,379	160	—	—	352	1,891
Severance and acquisition related retention expenses(2)	2,395	16,336	264	34	—	19,029
Acquisition related costs(3)	3,687	663	455	—	747	5,552
Inventory step-up(4)	634	—	—	—	—	634
Other non-recurring(5)	—	—	1,614	—	—	1,614
Adjusted EBITDA	$29,929	$27,059	$23,551	$3,390	$(2,681)	$81,248

(1)    Expense (benefit) primarily for stock-based compensation, of which a portion varies with the Company’s stock price.
(2)    Includes severance expense from actions taken not related to a formal restructuring plan and acquisition related retention expenses.
(3)    Transaction and integration costs related to acquisitions.
(4)    Inventory fair value step-up adjustment for acquisition accounting related to acquisitions completed.
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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Consolidated Results of Operations

	Three Months Ended June 30,
	2025		2024
(Dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenue
Lawson	$124,313	24.7%	$121,118	27.6%
TestEquity	195,046	38.8%	197,481	44.9%
Gexpro Services	127,807	25.4%	107,134	24.4%
Canada Branch Division	55,852	11.1%	14,471	3.3%
Intersegment revenue elimination	(581)	—%	(668)	(0.2)%
Total Revenue	502,437	100.0%	439,536	100.0%
Cost of goods sold
Lawson	55,739	11.1%	54,717	12.4%
TestEquity	152,473	30.3%	151,702	34.5%
Gexpro Services	87,847	17.5%	73,952	16.8%
Canada Branch Division	36,895	7.3%	8,306	1.9%
Intersegment cost of goods sold elimination	(601)	(0.1)%	(668)	(0.2)%
Total Cost of goods sold	332,353	66.1%	288,009	65.5%
Gross profit	170,084	33.9%	151,527	34.5%
Selling, general and administrative expenses
Lawson	60,599	12.1%	60,272	13.7%
TestEquity	37,760	7.5%	45,076	10.3%
Gexpro Services	26,058	5.2%	25,091	5.7%
Canada Branch Division	17,206	3.4%	4,702	1.1%
All Other	1,635	0.3%	2,228	0.5%
Total Selling, general and administrative expenses	143,258	28.5%	137,369	31.3%
Operating income (loss)	26,826	5.3%	14,158	3.2%
Interest expense	(14,238)	(2.8)%	(12,793)	(2.9)%
Change in fair value of earnout liabilities	—	—%	(8)	—%
Other income (expense), net	(726)	(0.1)%	359	0.1%
Income (loss) before income taxes	11,862	2.4%	1,716	0.4%
Income tax expense (benefit)	6,859	1.4%	(180)	—%
Net income (loss)	$5,003	1.0%	$1,896	0.4%

Overview of Consolidated Results of Operations

Our consolidated revenue increased $62.9 million in the second quarter of 2025 compared to the second quarter of 2024 primarily driven by $48.8 million from acquisitions completed in 2024 and an increase in organic revenue of $14.1 million or 3.3%. Consolidated gross profit and Selling, general and administrative expenses also increased in the second quarter of 2025 compared to the prior year quarter, primarily driven by the inclusion of the S&S Automotive, Source Atlantic, TCR and ConRes TE acquisitions completed in 2024.

Refer to Results by Reportable Segment below for a complete discussion of our results of operations.

Results by Reportable Segment

Lawson Segment

	Three Months Ended June 30,		Change
(Dollars in thousands)	2025	2024	Amount	%
Revenue from external customers	$124,287	$121,089	$3,198	2.6%
Intersegment revenue	26	29	(3)	—%
Revenue	124,313	121,118	3,195	2.6%
Cost of goods sold	55,739	54,717	1,022	1.9%
Gross profit	68,574	66,401	2,173	3.3%
Selling, general and administrative expenses	60,599	60,272	327	0.5%
Operating income (loss)	$7,975	$6,129	$1,846	30.1%
Gross profit margin	55.2%	54.8%

Adjusted EBITDA(1)	$15,709	$16,503	$(794)	(4.8)%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

Revenue and Gross Profit

Revenue increased $3.2 million, or 2.6%, to $124.3 million in the second quarter of 2025 compared to $121.1 million in the second quarter of 2024. The increase was primarily driven by $4.4 million of additional revenue generated from the acquisitions completed in 2024, partially offset by a decline in legacy Lawson revenue of $1.2 million primarily driven by lower military customer revenue.

Gross profit increased $2.2 million, or 3.3%, to $68.6 million in the second quarter of 2025 compared to gross profit of $66.4 million in the prior year quarter primarily as a result of the inclusion of $3.0 million of additional gross profit from the acquisitions completed in 2024. This was partially offset by a decrease in gross profit on lower legacy Lawson revenue. Lawson gross profit as a percent of revenue was 55.2% in the second quarter of 2025 compared to 54.8% in the prior year quarter. The gross profit margin percentage increase was primarily due to lower amortization of the fair value step-up of inventory of $0.6 million related to the S&S Automotive Transaction and price increases partially offset by increased vendor costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of compensation and support for Lawson sales representatives and expenses to operate Lawson’s distribution network and overhead expenses.

Selling, general and administrative expenses remained relatively flat at $60.6 million in the second quarter of 2025 compared to $60.3 million in the prior year quarter. Approximately $1.4 million of higher depreciation and amortization, $1.4 million of higher incentive costs and $1.4 million of higher stock-based compensation expense were partially offset by $0.3 million of lower expense generated by the acquisitions completed in 2024 and a decrease in severance and merger and acquisition expenses of $1.4 million and $2.4 million, respectively.

Adjusted EBITDA

During the three months ended June 30, 2025, Lawson generated Adjusted EBITDA of $15.7 million, a decrease of $0.8 million from the same period a year ago primarily driven by contributions of approximately $1.5 million of additional Adjusted EBITDA generated by the acquisitions completed in 2024 offset by lower net margins on lower organic revenue.

TestEquity Segment

	Three Months Ended June 30,		Change
(Dollars in thousands)	2025	2024	Amount	%
Revenue from external customers	$194,830	$197,446	$(2,616)	(1.3)%
Intersegment revenue	216	35	181	—%
Revenue	195,046	197,481	(2,435)	(1.2)%
Cost of goods sold	152,473	151,702	771	0.5%
Gross profit	42,573	45,779	(3,206)	(7.0)%
Selling, general and administrative expenses	37,760	45,076	(7,316)	(16.2)%
Operating income (loss)	$4,813	$703	$4,110	584.6%
Gross profit margin	21.8%	23.2%

Adjusted EBITDA(1)	$13,477	$15,448	$(1,971)	(12.8)%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

Revenue and Gross Profit

Revenue decreased $2.4 million, or 1.2%, to $195.0 million in the second quarter of 2025 compared to $197.5 million in the second quarter of 2024. The decrease was primarily driven by a decrease in electronic production supplies sales due to market uncertainty around tariffs.

Gross profit decreased $3.2 million to $42.6 million in the second quarter of 2025 compared to gross profit of $45.8 million in the prior year quarter. The decrease was primarily driven by higher depreciation expense due to an expanded rental equipment fleet from the acquisition of ConRes TE. TestEquity gross profit as a percent of revenue decreased to 21.8% in the second quarter of 2025 compared to 23.2% in the prior year quarter primarily due to higher depreciation expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of compensation and support for TestEquity’s sales representatives and expenses to operate TestEquity’s distribution network and overhead expenses.

Selling, general and administrative expenses decreased $7.3 million to $37.8 million in the second quarter of 2025 compared to $45.1 million in the prior year quarter. The decrease was primarily driven by lower severance and acquisition related retention expenses of $6.3 million, lower merger and acquisition expenses of $0.3 million and a higher gain on the sale of rental equipment of $0.4 million.

Adjusted EBITDA

During the three months ended June 30, 2025, TestEquity generated Adjusted EBITDA of $13.5 million, a decrease of $2.0 million from the same period a year ago, which was primarily driven by a decrease in revenue and lower gross profit margins, partially offset by net margins of $1.6 million generated from 2024 acquisitions.

Gexpro Services Segment

	Three Months Ended June 30,		Change
(Dollars in thousands)	2025	2024	Amount	%
Revenue from external customers	$127,474	$106,530	$20,944	19.7%
Intersegment revenue	333	604	(271)	(44.9)%
Revenue	127,807	107,134	20,673	19.3%
Cost of goods sold	87,847	73,952	13,895	18.8%
Gross profit	39,960	33,182	6,778	20.4%
Selling, general and administrative expenses	26,058	25,091	967	3.9%
Operating income (loss)	$13,902	$8,091	$5,811	71.8%
Gross profit margin	31.3%	31.0%

Adjusted EBITDA(1)	$17,082	$12,740	$4,342	34.1%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

Revenue and Gross Profit

Revenue increased $20.7 million, or 19.3%, to $127.8 million in the second quarter of 2025 compared to $107.1 million in the second quarter of 2024. The increase in revenue was primarily driven by increased sales in the renewable energy, technology and aerospace and defense vertical markets of $9.8 million, $2.6 million and $6.1 million, respectively, and additional revenue generated from the 2024 acquisition of TCR of $1.2 million.

Gross profit increased $6.8 million to $40.0 million in the second quarter of 2025 compared to gross profit of $33.2 million in the prior year quarter, primarily on higher revenue. Gexpro Services gross profit as a percent of revenue increased to 31.3% in the second quarter of 2025 compared to 31.0% in the prior year quarter as a result of a shift in sales toward higher margin profile customers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of sales and marketing expenses primarily relating to compensation, costs associated with supporting Gexpro Services’ service facilities, overhead expenses within finance, legal, human resources and information technology, and other costs required to operate Gexpro Services’ business.

Selling, general, and administrative expenses increased $1.0 million to $26.1 million in the second quarter of 2025 compared to $25.1 million in the prior year quarter primarily driven by investments to support the increase in Gexpro Services’ revenue.

Adjusted EBITDA

During the three months ended June 30, 2025, Gexpro Services generated Adjusted EBITDA of $17.1 million, an increase of $4.3 million from the same period a year ago primarily driven by higher organic revenue, gross profit margin management and leveraging its Selling, general, and administrative expenses over a higher sales base.

Canada Branch Division Segment

	Three Months Ended June 30,		Change
(Dollars in thousands)	2025	2024	Amount	%
Revenue from external customers	$55,846	$14,471	$41,375	285.9%
Intersegment revenue	6	—	6	—%
Revenue	55,852	14,471	41,381	286.0%
Cost of goods sold	36,895	8,306	28,589	344.2%
Gross profit	18,957	6,165	12,792	207.5%
Selling, general and administrative expenses	17,206	4,702	12,504	265.9%
Operating income (loss)	$1,751	$1,463	$288	19.7%
Gross profit margin	33.9%	42.6%

Adjusted EBITDA(1)	$3,620	$2,018	$1,602	79.4%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

Revenue and Gross Profit

Revenue increased $41.4 million to $55.9 million in the second quarter of 2025 compared to $14.5 million in the second quarter of 2024 primarily driven by $41.3 million of revenue generated by the 2024 acquisition of Source Atlantic.

Gross profit increased $12.8 million to $19.0 million in the second quarter of 2025 compared to gross profit of $6.2 million in the prior year quarter primarily from the inclusion of gross profit of $12.6 million from the 2024 acquisition of Source Atlantic. Gross profit as a percent of revenue decreased to 33.9% in the second quarter of 2025 compared to 42.6% in the prior year quarter primarily due to the lower gross profit margin profile of Source Atlantic as compared to Bolt.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for Canada Branch Division consist of compensation, expenses to operate its distribution network and branch locations and overhead expenses.

Selling, general and administrative expenses increased $12.5 million to $17.2 million in the second quarter of 2025 compared to $4.7 million in the prior year quarter. Approximately $12.7 million of the increased expenses was driven by the 2024 acquisition of Source Atlantic.

Adjusted EBITDA

During the three months ended June 30, 2025, Canada Branch Division generated Adjusted EBITDA of $3.6 million, an increase of $1.6 million from the same period a year ago, primarily driven by contributions of approximately $1.3 million generated by the 2024 acquisition of Source Atlantic.

Consolidated Non-operating Income and Expense

	Three Months Ended June 30,		Change
(Dollars in thousands)	2025	2024	Amount	%

Interest expense	$(14,238)	$(12,793)	$(1,445)	11.3%
Change in fair value of earnout liabilities	$—	$(8)	$8	N/M
Other income (expense), net	$(726)	$359	$(1,085)	N/M
Income tax expense (benefit)	$6,859	$(180)	$7,039	N/M
N/M Not meaningful

Interest Expense

Interest expense increased $1.4 million in the second quarter of 2025 compared to the prior year quarter primarily due to higher outstanding borrowings related to the 2024 acquisitions of S&S Automotive, Source Atlantic, TCR and ConRes TE.

Other Income (Expense), Net

Other income (expense), net consists of effects of changes in foreign currency exchange rates, interest income, net and other non-operating income and expenditures. The $1.1 million change in the second quarter of 2025 compared to the same period of 2024 is primarily due to unfavorable changes in foreign currency exchange rates and a decrease in interest income.

Income Tax Expense (Benefit)

Income tax expense was $6.9 million, a 57.8% effective tax rate for the three months ended June 30, 2025 compared to an income tax benefit of $0.2 million and a (10.5)% effective tax rate for the three months ended June 30, 2024. The change in the year-over-year effective tax rate was primarily due to a change in valuation allowances related to interest expense limitation on deferred tax assets, state taxes and foreign income. The income tax expense recorded in the second quarter of 2025 is based on the estimated year-end effective tax rate.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Consolidated Results of Operations

	Six Months Ended June 30,
	2025		2024
(Dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales

Revenue
Lawson	$244,775	25.0%	$239,304	28.0%
TestEquity	383,819	39.1%	384,630	45.0%
Gexpro Services	246,712	25.2%	205,785	24.1%
Canada Branch Division	106,395	10.9%	26,966	3.2%
Intersegment revenue elimination	(1,235)	(0.1)%	(1,063)	(0.1)%
Total Revenue	980,466	100.0%	855,622	100.0%
Cost of goods sold
Lawson	107,967	11.0%	107,841	12.6%
TestEquity	299,489	30.5%	296,650	34.7%
Gexpro Services	169,646	17.3%	141,847	16.6%
Canada Branch Division	70,541	7.2%	15,411	1.8%
Intersegment cost of goods sold elimination	(1,241)	(0.1)%	(1,063)	(0.1)%
Total Cost of goods sold	646,402	65.9%	560,686	65.5%
Gross profit	334,064	34.1%	294,936	34.5%
Selling, general and administrative expenses
Lawson	122,517	12.5%	121,227	14.2%
TestEquity	75,387	7.7%	93,371	10.9%
Gexpro Services	51,923	5.3%	50,385	5.9%
Canada Branch Division	33,452	3.4%	9,232	1.1%
All Other	3,862	0.4%	3,780	0.4%
Total Selling, general and administrative expenses	287,141	29.3%	277,995	32.5%
Operating income (loss)	46,923	4.8%	16,941	2.0%
Interest expense	(28,453)	(2.9)%	(24,620)	(2.9)%
Change in fair value of earnout liabilities	(1,000)	(0.1)%	(3)	—%
Other income (expense), net	(94)	—%	97	—%
Income (loss) before income taxes	17,376	1.8%	(7,585)	(0.9)%
Income tax expense (benefit)	9,112	0.9%	(4,257)	(0.5)%
Net income (loss)	$8,264	0.8%	$(3,328)	(0.4)%

Overview of Consolidated Results of Operations

Our consolidated revenue increased $124.8 million in the first six months of 2025 compared to the first six months of 2024 primarily driven by an increase of $99.6 million from acquisitions completed in 2024 and an increase in organic revenue. Consolidated Gross profit and Selling, general and administrative expenses also increased over the prior year primarily driven by the inclusion of the ESS, S&S Automotive, Source Atlantic, TCR and ConRes TE acquisitions completed in 2024.

Refer to Results by Reportable Segment below for a complete discussion of our results of operations.

Results by Reportable Segment

Lawson Segment

	Six Months Ended June 30,		Change
(Dollars in thousands)	2025	2024	Amount	%

Revenue from external customers	$244,727	$239,251	$5,476	2.3%
Intersegment revenue	48	53	(5)	(9.4)%
Revenue	244,775	239,304	5,471	2.3%
Cost of goods sold	107,967	107,841	126	0.1%
Gross profit	136,808	131,463	5,345	4.1%
Selling, general and administrative expenses	122,517	121,227	1,290	1.1%
Operating income (loss)	$14,291	$10,236	$4,055	39.6%
Gross profit margin	55.9%	54.9%

Adjusted EBITDA(1)	$30,016	$29,929	$87	0.3%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

Revenue and Gross Profit

Revenue increased $5.5 million, or 2.3%, to $244.8 million in the first six months of 2025 compared to revenue of $239.3 million in the same period of 2024. The increase was primarily driven by $14.7 million of additional revenue generated from the acquisitions completed in 2024, partially offset by a decline in legacy Lawson revenue due to soft sales across the business of $9.2 million.

Gross profit increased $5.3 million to $136.8 million in the first six months of 2025 compared to gross profit of $131.5 million in the same period of 2024 primarily as a result of the inclusion of $7.4 million of additional gross profit from the acquisitions completed in 2024 partially offset by lower revenue for legacy Lawson. Lawson gross profit as a percent of revenue was 55.9% in the first six months of 2025 compared to 54.9% in the prior year period. The gross profit margin percentage increase was primarily the result of the lower amortization of the fair value step-up of inventory of $0.6 million related to the S&S Automotive Transaction, lower write-offs of obsolete and excess inventory and increased prices, partially offset by increased vendor costs and lower gross profit margin profile on revenue generated by the 2024 acquisitions compared to Lawson’s organic profile.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of compensation and support for Lawson sales representatives as well as expenses to operate Lawson’s distribution network and overhead expenses.

Selling, general and administrative expenses increased $1.3 million to $122.5 million in the first six months of 2025 compared to $121.2 million in the same period of 2024. Approximately $2.7 million of the increased expenses was driven by additional selling, general and administrative expenses generated by the acquisitions completed in 2024 and $2.7 million of higher depreciation and amortization expense. These costs were partially offset by a decrease in severance and merger and acquisition expenses of $1.4 million and $3.6 million, respectively.

Adjusted EBITDA

During the six months ended June 30, 2025, Lawson generated Adjusted EBITDA of $30.0 million, flat with the same period a year ago primarily driven by contributions of approximately $3.1 million generated by the acquisitions completed in 2024 offset by lower net margins on lower organic revenue.

TestEquity Segment

	Six Months Ended June 30,		Change
(Dollars in thousands)	2025	2024	Amount	%

Revenue from external customers	$383,286	$384,511	$(1,225)	(0.3)%
Intersegment revenue	533	119	414	347.9%
Revenue	383,819	384,630	(811)	(0.2)%
Cost of goods sold	299,489	296,650	2,839	1.0%
Gross profit	84,330	87,980	(3,650)	(4.1)%
Selling, general and administrative expenses	75,387	93,371	(17,984)	(19.3)%
Operating income (loss)	$8,943	$(5,391)	$14,334	(265.9)%
Gross profit margin	22.0%	22.9%

Adjusted EBITDA(1)	$26,288	$27,059	$(771)	(2.8)%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

Revenue and Gross Profit

Revenue decreased $0.8 million, or 0.2%, to $383.8 million in the first six months of 2025 compared to $384.6 million in the same period in 2024. The decrease was primarily driven by a slowdown in the electronics assembly market causing softening in the electronic production supplies end markets.

Gross profit decreased $3.7 million to $84.3 million in the first six months of 2025 compared to $88.0 million in the same period of 2024 primarily as a result of higher depreciation expense due to the expansion of the rental equipment fleet and the decrease in revenue. TestEquity gross profit as a percent of revenue decreased to 22.0% in the first six months of 2025 compared to 22.9% in the prior year primarily due to higher depreciation expense on the expanded rental equipment fleet of $2.3 million and higher inventory write-offs of $1.3 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of compensation and support for TestEquity’s sales representatives and expenses to operate TestEquity’s distribution network and overhead expenses.

Selling, general and administrative expenses decreased $18.0 million to $75.4 million in the first six months of 2025 compared to $93.4 million in the same period of 2024. The decrease was primarily driven by a decrease in severance and merger and acquisition expenses of $15.5 million and $0.9 million, respectively and a higher gain on the sale of rental equipment of $0.8 million.

Adjusted EBITDA

During the six months ended June 30, 2025, TestEquity generated Adjusted EBITDA of $26.3 million, a decrease of $0.8 million, or 2.8% from the same period a year ago primarily driven by lower organic sales and gross margins partially offset by net margins generated from the 2024 acquisition of ConRes TE.

Gexpro Services Segment

	Six Months Ended June 30,		Change
(Dollars in thousands)	2025	2024	Amount	%

Revenue from external customers	$246,067	$204,894	$41,173	20.1%
Intersegment revenue	645	891	(246)	(27.6)%
Revenue	246,712	205,785	40,927	19.9%
Cost of goods sold	169,646	141,847	27,799	19.6%
Gross profit	77,066	63,938	13,128	20.5%
Selling, general and administrative expenses	51,923	50,385	1,538	3.1%
Operating income (loss)	$25,143	$13,553	$11,590	85.5%
Gross profit margin	31.2%	31.1%

Adjusted EBITDA(1)	$32,057	$23,551	$8,506	36.1%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

Revenue and Gross Profit

Revenue increased $40.9 million, or 19.9%, to $246.7 million in the first six months of 2025 compared to $205.8 million in the same period of 2024. The increase in revenue was primarily driven by increased sales in the renewable energy, aerospace and defense and technology vertical markets of $24.5 million, $10.2 million and $6.6 million, respectively, and additional revenue generated from the 2024 acquisition of TCR. This was partially offset by softness within the industrial power vertical market.

Gross profit increased $13.1 million to $77.1 million in the first six months of 2025 compared to $63.9 million in the same period of 2024 primarily due to an increase in revenue. Gexpro Services’ gross profit as a percent of revenue was 31.2% in the first six months of 2025 compared to 31.1% in the prior year period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of sales and marketing expenses primarily relating to compensation, costs associated with supporting Gexpro Services’ service facilities, overhead expenses within finance, legal, human resources and information technology, and other costs required to operate Gexpro Services’ business.

Selling, general, and administrative expenses increased $1.5 million to $51.9 million in the first six months of 2025 compared to $50.4 million in the same period of 2024. The increase was primarily driven by investments to support sales growth and 2025 new commercial investments, partially offset by lower merger and acquisition expenses of $0.6 million and a reduction to non-recurring strategic project consulting costs of $1.6 million.

Adjusted EBITDA

During the six months ended June 30, 2025, Gexpro Services generated Adjusted EBITDA of $32.1 million, an increase of $8.5 million, or 36.1% from the same period a year ago primarily driven by higher organic revenue, managing gross profit margins and leveraging Selling, general, and administrative expenses over a higher sales base.

Canada Branch Division Segment

	Six Months Ended June 30,		Change
(Dollars in thousands)	2025	2024	Amount	%

Revenue from external customers	$106,386	$26,966	$79,420	294.5%
Intersegment revenue	9	—	9	—%
Revenue	106,395	26,966	79,429	294.6%
Cost of goods sold	70,541	15,411	55,130	357.7%
Gross profit	35,854	11,555	24,299	210.3%
Selling, general and administrative expenses	33,452	9,232	24,220	262.3%
Operating income (loss)	$2,402	$2,323	$79	3.4%
Gross profit margin	33.7%	42.9%

Adjusted EBITDA(1)	$6,236	$3,390	$2,846	84.0%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

Revenue and Gross Profit

Revenue increased $79.4 million, or 294.6%, to $106.4 million in the first six months of 2025 compared to $27.0 million the same period of 2024 primarily driven by $78.7 million of revenue generated by the 2024 acquisition of Source Atlantic.

Gross profit increased $24.3 million to $35.9 million in the first six months of 2025 compared to gross profit of $11.6 million in the same period of 2024 primarily from the inclusion of gross profit of $23.8 million generated by the 2024 acquisition of Source Atlantic. Gross profit as a percent of revenue decreased to 33.7% in the first six months of 2025 compared to 42.9% in the prior year primarily due to the lower gross profit margin profile of Source Atlantic as compared to Bolt.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for Canada Branch Division consist of compensation, expenses to operate its distribution network and branch locations and overhead expenses.

Selling, general and administrative expenses increased $24.2 million to $33.5 million in the first six months of 2025 compared to $9.2 million in the prior year quarter. Approximately $24.5 million of the increased expenses was driven by the 2024 acquisition of Source Atlantic.

Adjusted EBITDA

During the first six months of 2025, Canada Branch Division generated Adjusted EBITDA of $6.2 million, an increase of $2.8 million from the same period a year ago with an increase of approximately $2.1 million driven by the acquisition of Source Atlantic.

Consolidated Non-operating Income and Expense

	Six Months Ended June 30,		Change
(Dollars in thousands)	2025	2024	Amount	%

Interest expense	$(28,453)	$(24,620)	$(3,833)	15.6%
Change in fair value of earnout liabilities	$(1,000)	$(3)	$(997)	N/M
Other income (expense), net	$(94)	$97	$(191)	N/M
Income tax expense (benefit)	$9,112	$(4,257)	$13,369	N/M
N/M Not meaningful

Interest Expense

Interest expense increased $3.8 million in the first six months of 2025 compared to the same period of 2024 primarily due to higher outstanding borrowings related to the 2024 acquisitions of S&S Automotive, Source Atlantic, TCR and ConRes TE.

Change in Fair Value of Earnout Liabilities

The $1.0 million expense in the first six months of 2025 related to the change in fair value of the earnout liabilities associated with the Frontier acquisition.

Other Income (Expense), Net

Other income (expense), net consists of effects of changes in foreign currency exchange rates, interest income, net and other non-operating income and expenditures. Other income (expense), net was flat in the first six months of 2025 compared to the same period of 2024 .

Income Tax Expense (Benefit)

Income tax expense was $9.1 million, a 52.4% effective tax rate for the first six months of 2025 compared to an income tax benefit of $4.3 million and a 56.1% effective tax rate for the first six months of 2024. The small change in the year-over-year effective tax rate was primarily due to changes in valuation allowances related to interest expense limitation on deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $47.4 million on June 30, 2025 compared to $66.5 million on December 31, 2024.

The Company believes its current balances of cash and cash equivalents, availability under its Amended Credit Agreement and cash flows from operations will be sufficient to meet its liquidity needs for the next twelve months. As of June 30, 2025, the Company had $47.4 million of cash and cash equivalents and $252.7 million of borrowing availability remaining, net of outstanding letters of credit, under the Amended Credit Agreement.
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

Sources and Uses of Cash

The following table presents a summary of our cash flows:

	Six Months Ended June 30,
(in thousands)	2025	2024	Change
Net cash provided by (used in) operating activities	$28,536	$28,009	$527
Net cash provided by (used in) investing activities	$(11,989)	$(102,370)	$90,381
Net cash provided by (used in) financing activities	$(39,058)	$33,208	$(72,266)

Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2025 was $28.5 million primarily due to net income including non-cash items partially offset by investments in trade working capital and other net cash flow items.

Net cash provided by operating activities for the six months ended June 30, 2024 was $28.0 million, primarily due to non-cash items, partially offset by a net loss and investments in trade working capital to support higher sales and other net cash flow items.

Cash Provided by (Used in) Investing Activities

Net cash used in investing activities for the six months ended June 30, 2025 was $12.0 million, primarily due to purchases of property, plant and equipment and rental equipment which was partially offset by the sale of property, plant and equipment and rental equipment.

Net cash used in investing activities for the six months ended June 30, 2024 was $102.4 million, primarily due to the purchase of ESS and S&S Automotive, as well as purchases of property, plant and equipment and rental equipment which was partially offset by the sale of rental equipment.

Cash Provided by (Used in) Financing Activities

Net cash used in financing activities for the six months ended June 30, 2025 was $39.1 million primarily due to principal payments on the term loans and repurchases of DSG common stock under the repurchase program, partially offset by net borrowings on the revolving credit facility.

Net cash provided by financing activities for the six months ended June 30, 2024 was $33.2 million primarily due to net proceeds on the revolving credit facility, partially offset by principal payments on the term loan.

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

On June 30, 2025, we had $720.6 million in outstanding borrowings under the Amended Credit Agreement and $252.7 million of borrowing availability remaining, net of outstanding letters of credit, under the senior secured revolving credit facility component.

As of June 30, 2025, we were in compliance with all financial covenants under our Amended Credit Agreement. While we were in compliance with our financial covenants as of June 30, 2025, failure to meet the covenant requirements of the Amended Credit Agreement in future quarters could lead to higher financing costs and increased restrictions, reduce or eliminate our ability to borrow funds, or accelerate the payment of our indebtedness and could have a material adverse effect on our business, financial condition and results of operations.

Purchase Commitments

As of June 30, 2025, we had contractual commitments to purchase approximately $181.0 million of products from our suppliers and contractors over the next twelve months.

Capital Expenditures

During the six months ended June 30, 2025, total net capital expenditures for property, plant and equipment and rental equipment were $10.6 million including proceeds from the sale of property, plant and equipment and rental equipment. The Company expects to spend approximately $20.0 million to $25.0 million for net capital expenditures during the full fiscal 2025 year to support ongoing operations.

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

During the six months ended June 30, 2025, the Company repurchased 653,213 shares of DSG common stock under the repurchase program at an average cost of $30.69 per share for a total cost of $20.0 million. During the six months ended June 30, 2024, the Company repurchased 55,844 shares of DSG common stock under the repurchase program at an average cost of $30.14 per share for a total cost of $1.7 million. The remaining availability for stock repurchases under the program was $6.3 million as of June 30, 2025. See Note 11 – Stockholders’ Equity within Item 1. Financial Statements for further information.

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

As of June 30, 2025, 100% of our debt was floating rate debt. A hypothetical increase/decrease in interest rates of 100 basis points would increase/decrease our annual interest expense by approximately $7.2 million. We have not entered into, and currently do not intend to enter into, interest rate swaps or other derivative financial instruments to mitigate the impact of fluctuations in interest rates.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the quarter ended June 30, 2025, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEMS 3 and 4 of Part II are not applicable and have been omitted from this report.

ITEM 1. LEGAL PROCEEDINGS

See Note 15 – Commitments and Contingencies to our unaudited condensed consolidated financial statements, included within Item 1. Financial Statements, which is incorporated herein by reference, for a description of certain legal proceedings, which are incorporated herein by reference. In addition, the Company is involved in legal actions that arise in the ordinary course of business.

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

There is currently significant uncertainty about the future relationship between the U.S. and various other countries with respect to trade policies, treaties, tariffs and taxes. For example, the U.S. presidential administration has threatened or imposed new or increased tariffs on imports from various countries, including China, Mexico and Canada. These actions have and are expected to continue to result in retaliatory measures on U.S. goods. If maintained, the tariffs and the potential escalation of trade disputes could pose a significant risk to our business and if we are unable to fully pass any such increased prices and costs through to our customers or to modify our activities, the impact could have an adverse effect on our gross profit margins and financial condition. The extent and duration of the tariffs and the resulting impact on general economic conditions on our business are uncertain and depend on various factors, including negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand for our products in affected markets. Further, actions we take to adapt to new tariffs or trade restrictions may cause us to modify our operations or forgo business opportunities. Likewise, tariffs and import and export regulations could also limit the availability of our products, prompt our customers to seek alternative products and provide an opportunity for competitors not subject to such tariffs to establish a presence in markets where we conduct our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

The Company did not make any unregistered sales of its equity securities during the second quarter of 2025.

Issuer Purchases of Equity Securities

The Board of Directors previously authorized a stock repurchase program that permits the Company to repurchase DSG common stock from time to time in open market transactions, privately negotiated transactions or by other methods. During the second quarter of 2025, the Company repurchased 332,575 shares of DSG common stock under the repurchase program at an average cost of $26.59 per share for a total cost of $8.8 million. The Company had $6.3 million of remaining availability under its stock repurchase program as of June 30, 2025. The stock repurchase program does not have an expiration date.

The following table summarizes repurchases of DSG common stock for the three months ended June 30, 2025 under the repurchase program described above and excludes shares withheld from employees to satisfy tax withholding requirements on option exercises and other equity-based transactions.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1 through April 30, 2025	132,002	$26.01	132,002	$11,737,000
May 1 through May 31, 2025	190,068	$26.97	190,068	$6,611,000
June 1 through June 30, 2025	10,505	$26.94	10,505	$6,328,000
Total	332,575		332,575

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined under Item 408 of Regulation S-K).

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
10.1***†
Employment Agreement, dated June 26, 2025, between TestEquity LLC and Barry Litwin, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-10546) filed on July 2, 2025.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statement of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL and contained in Exhibit 101
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

DISTRIBUTION SOLUTIONS GROUP, INC.
(Registrant)

Dated:	July 31, 2025	/s/ J. Bryan King
J. Bryan King Chairman, President and Chief Executive Officer (principal executive officer)

Dated:	July 31, 2025	/s/ Ronald J. Knutson
Ronald J. Knutson Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)

Dated:	July 31, 2025	/s/ David S. Lambert
David S. Lambert Vice President, Controller and Chief Accounting Officer (principal accounting officer)