Form 10-Q
period 2025-09-30
Distribution Solutions Group, Inc.
filed 2025-10-30
CIK 703604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of October 24, 2025, 46,227,784 shares of common stock, $1.00 par value, were outstanding.

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
•potential limitations on our ability to use our net operating losses and certain other tax attributes generated prior to the April 1, 2022 merger transactions in which TestEquity and Gexpro Services merged with and into subsidiaries of DSG, with TestEquity and Gexpro Services surviving as wholly-owned subsidiaries of DSG, and in connection with which DSG issued shares of DSG common stock to the former equityholders of TestEquity and Gexpro Services in exchange for their equity interests in TestEquity and Gexpro Services;
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

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
Distribution Solutions Group, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$69,214	$66,479
Restricted cash	13,486	15,247
Accounts receivable, less allowances of $5,811 and $2,416, respectively	295,456	250,717
Inventories	345,206	348,226
Prepaid expenses and other current assets	43,030	31,505
Total current assets	766,392	712,174
Property, plant and equipment, net	126,544	125,524
Rental equipment, net	37,454	39,376
Goodwill	467,024	462,789
Deferred tax asset, net	372	136
Intangible assets, net	237,227	269,763
Cash value of life insurance	21,253	19,916
Right of use operating lease assets	105,312	91,962
Other assets	4,948	5,615
Total assets	$1,766,526	$1,727,255
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$155,036	$125,575
Current portion of long-term debt	42,452	40,476
Current portion of lease liabilities	20,256	18,951
Accrued expenses and other current liabilities	88,219	81,259
Total current liabilities	305,963	266,261
Long-term debt, less current portion, net	665,539	693,903
Lease liabilities	92,993	77,758
Deferred tax liability, net	23,477	22,265
Other liabilities	24,680	26,525
Total liabilities	1,112,652	1,086,712
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $1 par value:
Authorized - 500,000 shares, issued and outstanding — None	—	—
Common stock, $1 par value:
Authorized - 70,000,000 shares Issued - 47,828,925 and 47,738,290 shares, respectively Outstanding - 46,286,285 and 46,856,757 shares, respectively	46,286	46,856
Capital in excess of par value	683,902	677,473
Retained deficit	(27,323)	(42,039)
Treasury stock – 1,542,640 and 881,533 shares, respectively	(40,135)	(19,631)
Accumulated other comprehensive income (loss)	(8,856)	(22,116)
Total stockholders’ equity	653,874	640,543
Total liabilities and stockholders’ equity	$1,766,526	$1,727,255

See notes to Condensed Consolidated Financial Statements (Unaudited)

Distribution Solutions Group, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$517,958	$468,019	$1,498,424	$1,323,641
Cost of goods sold	347,632	309,171	994,034	869,857
Gross profit	170,326	158,848	504,390	453,784

Selling, general and administrative expenses	146,707	139,901	433,848	417,896
Operating income (loss)	23,619	18,947	70,542	35,888

Interest expense	(13,955)	(15,160)	(42,408)	(39,780)
Change in fair value of earnout liabilities	—	(858)	(1,000)	(861)
Other income (expense), net	(1,283)	(15)	(1,377)	82

Income (loss) before income taxes	8,381	2,914	25,757	(4,671)
Income tax expense (benefit)	1,929	(19,007)	11,041	(23,264)

Net income (loss)	$6,452	$21,921	$14,716	$18,593

Basic income (loss) per share of common stock	$0.14	$0.47	$0.32	$0.40

Diluted income (loss) per share of common stock	$0.14	$0.46	$0.31	$0.39

Comprehensive income (loss)
Net income (loss)	$6,452	$21,921	$14,716	$18,593
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(3,855)	4,254	13,260	(1,442)
Other	—	—	—	—
Comprehensive income (loss)	$2,597	$26,175	$27,976	$17,151

See notes to Condensed Consolidated Financial Statements (Unaudited)

Distribution Solutions Group, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands, except share data)
(Unaudited)

	Common Stock		Capital in Excess of Par Value			Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Outstanding Shares	$1 Par Value		Retained Deficit	Treasury Stock
Balance at January 1, 2025	46,856,757	$46,856	$677,473	$(42,039)	$(19,631)	$(22,116)	$640,543
Net income (loss)	—	—	—	3,261	—	—	3,261
Foreign currency translation adjustment	—	—	—	—	—	1,664	1,664
Stock-based compensation	—	—	1,571	—	—	—	1,571
Shares issued	31,810	32	845	—	—	—	877
Repurchases of common stock(1)	(320,638)	(321)	321	—	(11,203)	—	(11,203)
Balance at March 31, 2025	46,567,929	$46,567	$680,210	$(38,778)	$(30,834)	$(20,452)	$636,713
Net income (loss)	—	—	—	5,003	—	—	5,003
Foreign currency translation adjustment	—	—	—	—	—	15,451	15,451
Stock-based compensation	—	—	1,306	—	—	—	1,306
Shares issued	41,325	41	(41)	—	—	—	—
Repurchases of common stock(1)	(332,575)	(333)	333	—	(9,053)	—	(9,053)
Tax withholdings related to net share settlements of stock-based compensation awards	(1,586)	(2)	2	—	(45)	—	(45)
Other(2)	—	2	(2)	—	—	—	—
Balance at June 30, 2025	46,275,093	$46,275	$681,808	$(33,775)	$(39,932)	$(5,001)	$649,375
Net income (loss)	—	—	—	6,452	—	—	6,452
Foreign currency translation adjustment	—	—	—	—	—	(3,855)	(3,855)
Stock-based compensation	—	—	2,105	—	—	—	2,105
Shares issued	17,500	18	(18)	—	—	—	—
Repurchases of common stock(1)	—	—	—	—	4	—	4
Tax withholdings related to net share settlements of stock-based compensation awards	(6,308)	(6)	6	—	(207)	—	(207)
Other(2)	—	(1)	1	—	—	—	—
Balance at September 30, 2025	46,286,285	$46,286	$683,902	$(27,323)	$(40,135)	$(8,856)	$653,874
(1) Includes adjustments for net excise tax liability
(2) Adjustments for rounding

See notes to Condensed Consolidated Financial Statements (Unaudited)

Distribution Solutions Group, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands, except share data)
(Unaudited)

	Common Stock		Capital in Excess of Par Value			Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Outstanding Shares	$1 Par Value		Retained Deficit	Treasury Stock
Balance at January 1, 2024	46,758,359	$46,758	$671,154	$(34,707)	$(16,434)	$(5,170)	$661,601
Net income (loss)	—	—	—	(5,224)	—	—	(5,224)
Foreign currency translation adjustment	—	—	—	—	—	(3,138)	(3,138)
Stock-based compensation	—	—	998	—	—	—	998
Stock-based compensation liability paid in shares	—	—	870	—	—	—	870
Shares issued	62,246	62	(62)	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(14,032)	(14)	14	—	(449)	—	(449)
Balance at March 31, 2024	46,806,573	$46,806	$672,974	$(39,931)	$(16,883)	$(8,308)	$654,658
Net income (loss)	—	—	—	1,896	—	—	1,896
Foreign currency translation adjustment	—	—	—	—	—	(2,558)	(2,558)
Stock-based compensation	—	—	1,080	—	—	—	1,080
Shares issued	38,992	39	(39)	—	—	—	—
Repurchases of common stock	(55,844)	(56)	56	—	(1,683)	—	(1,683)
Tax withholdings related to net share settlements of stock-based compensation awards	(2,561)	(3)	3	—	(89)	—	(89)
Balance at June 30, 2024	46,787,160	$46,786	$674,074	$(38,035)	$(18,655)	$(10,866)	$653,304
Net income (loss)	—	—	—	21,921	—	—	21,921
Foreign currency translation adjustment	—	—	—	—	—	4,254	4,254
Stock-based compensation	—	—	1,100	—	—	—	1,100
Shares issued	80,520	81	999	—	—	—	1,080
Shares issued through employee share purchases	(29,800)	(30)	30	—	(897)	—	(897)
Balance at September 30, 2024	46,837,880	$46,837	$676,203	$(16,114)	$(19,552)	$(6,612)	$680,762

See notes to Condensed Consolidated Financial Statements (Unaudited)

Distribution Solutions Group, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net income (loss)	$14,716	$18,593
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	60,359	54,211
Amortization of debt issuance costs	2,581	2,093
Stock-based compensation	4,624	4,323
Deferred income taxes	975	(2,814)
Change in fair value of earnout liabilities	1,000	861
(Gain) loss on sale of rental equipment	(3,454)	(1,586)
(Gain) loss on sale of property, plant and equipment	(716)	190
Charge for step-up of acquired inventory	—	1,760
Net realizable value adjustment and write-offs for obsolete and excess inventory	5,694	4,311
Bad debt expense	3,480	537
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(44,940)	(30,423)
Inventories	1,470	(981)
Prepaid expenses and other current assets	3,743	(33,335)
Accounts payable	27,556	14,091
Accrued expenses and other current liabilities	(10,334)	(20,183)
Other changes in operating assets and liabilities	152	(912)
Net cash provided by (used in) operating activities	66,906	10,736
Investing activities
Purchases of property, plant and equipment	(15,796)	(9,091)
Proceeds from sale of property, plant and equipment	990	—
Business acquisitions, net of cash acquired	(2,176)	(194,393)
Purchases of rental equipment	(12,849)	(5,703)
Proceeds from sale of rental equipment	9,367	3,795
Net cash provided by (used in) investing activities	(20,464)	(205,392)
Financing activities
Proceeds from revolving lines of credit	205,943	166,777
Payments on revolving lines of credit	(204,128)	(166,496)
Proceeds from term loans	—	200,000
Payments on term loans	(30,188)	(22,688)
Deferred financing costs	—	(2,064)
Repurchase of common stock	(20,252)	(2,580)
Shares repurchased held in treasury	(252)	(538)
Stock option exercises	877	—
Payment of financing lease principal	(445)	(462)
Net cash provided by (used in) financing activities	(48,445)	171,949
Effect of exchange rate changes on cash and cash equivalents	2,977	(1,151)
Increase (decrease) in cash, cash equivalents and restricted cash	974	(23,858)
Cash, cash equivalents and restricted cash at beginning of period	81,726	99,625
Cash, cash equivalents and restricted cash at end of period	$82,700	$75,767
Cash and cash equivalents	$69,214	$61,344
Restricted cash	13,486	14,423
Total cash, cash equivalents and restricted cash	$82,700	$75,767

See notes to Condensed Consolidated Financial Statements (Unaudited)

Distribution Solutions Group, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024

Supplemental disclosure of cash flow information
Net cash paid for income taxes	$12,589	$13,065
Net cash paid for interest	$40,304	$38,337
Net cash paid for interest on supply chain financing	$2,075	$2,121

Non-cash activities:
Additions of property, plant and equipment included in accounts payable	$536	$235
Right of use assets obtained in exchange for finance lease liabilities	$292	$390
Right of use assets obtained in exchange for operating lease liabilities	$27,924	$10,807

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

Canada Branch Division combines the operations of our Bolt and Source Atlantic subsidiaries, which distribute industrial MRO supplies, safety products, fasteners, power tools and related value-add services to the Canadian MRO market through the sale of products and services via warehouse shipments and to its walk-up customers through 36 branch locations.

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all disclosures required by GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with DSG’s audited consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission (“SEC”). All normal recurring adjustments have been made that are necessary to fairly state the results of operations for the interim periods. Operating results for the three and nine-months ended September 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

Period-end Dates: The Company and its consolidated subsidiaries, except for the subsidiaries in the Gexpro Services segment, operate on a calendar year-end. Gexpro Services operates on a calendar year-end for annual reporting purposes. However, quarterly financial statements for Gexpro Services are prepared on financial close dates that may differ from that of the Company. For the quarter ended September 30, 2025, there was a three day difference in the period end. The consolidated financial statement impact of the three day difference arising from the different period ends for the quarter ended September 30, 2025 was not material. The Company utilizes the exchange rates in effect at Gexpro Services’ reporting date and the appropriate weighted-average rate for its fiscal reporting period.

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

Recent Accounting Pronouncements - Not Yet Adopted

From time to time, the Financial Accounting Standards Board (the “FASB”) or other standards setting bodies issue new accounting pronouncements. The FASB issues updates to new accounting pronouncements through the issuance of an Accounting Standards Update (“ASU”). The Company does not discuss recent pronouncements that are not anticipated to have an impact on, or are unrelated to, its consolidated financial condition, results of operations, cash flows or disclosures.

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
In November 2024, the FASB issued ASU 2024-03, Income Statement (Topic 220): Reporting Comprehensive Income, which requires disclosure of disaggregated information about certain income statement expense line items within the notes to the consolidated financial statements. The FASB further clarified the effective date in January 2025 with the issuance of ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The pronouncement is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of the adoption on its financial statement disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides all entities with a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the assets. The pronouncement is effective on a prospective basis for interim and annual reporting periods beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the impact of the adoption on its financial statement disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting for internal-use software costs by removing all references to prescriptive and sequential software development stages. The new standard requires entities to consider whether significant development uncertainty has been resolved before starting to capitalize software costs and aligns disclosure requirements with ASC 360, Property, Plant, and Equipment. The pronouncement is effective for interim and annual reporting periods beginning after December 15, 2027, and can be applied prospectively, retrospectively, or using a modified transition method, with early adoption permitted. The Company is currently evaluating the impact of the adoption on its financial statement disclosures.

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
(1)    The Company paid $0.0 million of the ConRes TE deferred consideration during the three and nine months ended September 30, 2025 and $0.0 million during the year ended December 31, 2024.

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

(1)    The Company paid $0.0 million of the TCR deferred consideration during the three and nine months ended September 30, 2025 and $0.0 million during the year ended December 31, 2024.

Following the initial fair value measurement, the Company updated the purchase price allocation for TCR primarily related to the ongoing review of the opening balance sheet and revised certain assumptions used in estimating the fair value. The adjustments resulted in a $0.2 million increase to goodwill. Total purchase consideration, net of cash acquired increased due to working capital and other adjustments in accordance with the purchase agreement of $0.1 million. The accounting for the TCR Transaction was completed during the third quarter of 2025.

The customer relationships and trade names intangible assets have estimated useful lives of ten years. Goodwill generated from the TCR Transaction is not deductible for tax purposes and is primarily attributable to the benefits we expect to derive from expected synergies, including expanded product and service offerings and cross-selling opportunities.

Source Atlantic

On August 14, 2024, DSG acquired all of the issued and outstanding capital stock of Source Atlantic Limited (“Source Atlantic” and the “Source Atlantic Transaction”) for a purchase price of approximately $103.5 million, net of cash acquired of $4.4 million. Source Atlantic, headquartered in Saint John, New Brunswick, Canada, is a wholesale distributor of industrial MRO supplies, safety products, fasteners, and related value-add services for the Canadian MRO market. Source Atlantic has 20 branch locations across Canada with a heavy focus in Eastern Canada. Source Atlantic was acquired to expand DSG’s operating footprint in the Canadian market. The results of operations of Source Atlantic are included within the Canada Branch Division reportable segment. The acquisition was funded with borrowings under the Company’s Amended Credit Agreement. Refer to Note 9 – Debt for information about the Amended Credit Agreement.

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
(2) The Company paid $0.0 million and $1.0 million of the Source Atlantic deferred consideration during the three and nine months ended September 30, 2025, respectively, and $0.0 million during the year ended December 31, 2024.

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
(1)    The Company paid $0.0 million and $0.2 million of the S&S Automotive deferred consideration during the three and nine months ended September 30, 2025, respectively, and $0.9 million during the year ended December 31, 2024. As of September 30, 2025, there is no deferred consideration remaining.

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
(1)    The Company paid $0.8 million of the ESS deferred consideration during the three and nine months ended September 30, 2025 and $0.2 million during the year ended December 31, 2024. As of September 30, 2025, there is no deferred consideration remaining.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Revenue	$517,958	$496,584	$1,498,424	$1,470,658
Net income (loss)	$6,452	$17,167	$14,716	$6,510

Actual Results of Business Acquisitions

The following table presents actual results attributable to our acquisitions that were included in the unaudited condensed consolidated financial statements for the third quarter of 2024. The results for these acquisitions are only included subsequent to their respective acquisition dates provided above.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Revenue	$59,094	$38,137	$165,959	$50,537
Net income (loss)	$6,233	$3,916	$10,692	$3,505

The Company incurred transaction and integration costs (credits) related to completed and contemplated acquisitions of $0.1 million and $0.0 million for the three and nine months ended September 30, 2025 and $2.9 million and $8.5 million for the three and nine months ended September 30, 2024, respectively, which are included in Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
Note 4 – Revenue Recognition

Disaggregation of Revenue

The Company’s revenue is primarily comprised of product sales to customers. The Company has disaggregated revenue by geographic area and by segment as it most reasonably depicts the amount, timing and uncertainty of revenue and cash flows generated from our contracts with customers. Disaggregated consolidated revenue by geographic area (based on the location to which the product is shipped to):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
United States	$378,291	$357,164	$1,106,561	$1,041,059
Canada	78,597	55,912	220,564	116,278
Europe	18,295	13,853	48,247	44,700
Pacific Rim	8,510	4,958	23,903	13,447
Latin America	31,055	33,560	89,534	100,740
Other	3,782	2,987	11,422	8,895
Intersegment revenue elimination	(572)	(415)	(1,807)	(1,478)
Total revenue	$517,958	$468,019	$1,498,424	$1,323,641

See Note 14 – Segment Information for disaggregation of revenue by segment.

Rental Revenue

TestEquity rents new and used electronic test and measurement equipment to customers in multiple industries. Lawson leases parts washer machines to customers. This leased equipment is included in Rental equipment, net in the Unaudited Condensed Consolidated Balance Sheets, and rental revenue is included in Revenue in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The unearned rental revenue related to customer prepayments on equipment leases was nominal at September 30, 2025 and December 31, 2024.

Rental revenue from operating leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Revenue from operating leases	$6,485	$4,115	$19,715	$12,525

Note 5 – Supplemental Financial Statement Information

Restricted Cash

The Company has agreed to maintain restricted cash of $13.5 million under agreements with outside parties. During 2024, escrow accounts were established in conjunction with certain business acquisitions, to be released upon meeting certain working capital and other post-closing requirements as of the one-year post-acquisition dates with a balance of $5.0 million at September 30, 2025. The Company is restricted from withdrawing this balance without the prior consent of the sellers. The remaining restricted cash balance of $8.5 million represents collateral for certain borrowings under the Amended Credit Agreement, and the Company is restricted from withdrawing this balance without the prior consent of the respective lenders.

Property, Plant and Equipment, net

Components of property, plant and equipment, net were as follows:

(in thousands)	September 30, 2025	December 31, 2024
Land	$16,449	$16,187
Buildings and improvements	65,164	63,935
Machinery and equipment	61,789	55,890
Capitalized software	20,468	12,295
Furniture and fixtures	12,429	13,251
Vehicles	6,601	5,716
Construction in progress(1)	7,775	6,284
Total	190,675	173,558
Accumulated depreciation and amortization	(64,131)	(48,034)
Property, plant and equipment, net	$126,544	$125,524
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

Depreciation expense for property, plant and equipment and amortization expense for capitalized software, which are included in Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Depreciation expense for property, plant and equipment	$4,475	$4,125	$13,938	$11,625
Amortization expense for capitalized software	$1,059	$834	$2,988	$2,503

Rental Equipment, net

Rental equipment, net consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024
Rental equipment	$65,332	$64,160
Accumulated depreciation	(27,878)	(24,784)
Rental equipment, net	$37,454	$39,376

Depreciation expense for rental equipment, which is included in Cost of goods sold in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Depreciation expense for rental equipment	$2,858	$1,693	$8,548	$5,159

Refer to Note 4 – Revenue Recognition for a discussion on the Company’s activities as lessor.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024
Accrued compensation	$29,628	$23,800
Accrued and withheld taxes, other than income taxes	10,802	10,178
Deferred revenue	7,620	3,727
Accrued customer rebates	7,388	6,366
Deferred acquisition payments and accrued earnout liabilities	4,970	6,384
Accrued income taxes	2,678	1,703
Accrued severance and acquisition related retention bonus	2,076	2,864
Accrued health benefits	2,011	2,234
Accrued interest	1,329	2,030
Accrued stock-based compensation	903	1,960
Other	18,814	20,013
Total accrued expenses and other current liabilities	$88,219	$81,259

Other Liabilities

Other liabilities consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024
Security bonus plan	$7,363	$7,536
Deferred compensation	12,440	11,455
Other	4,877	7,534
Total other liabilities	$24,680	$26,525
Note 6 – Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by segment were as follows:

(in thousands)	Lawson	TestEquity	Gexpro Services	Canada Branch Division	Total
Balance at December 31, 2024	$192,598	$164,880	$56,342	$48,969	$462,789
Acquisitions(1)	—	—	168	849	1,017
Impact of foreign exchange rates	191	—	1,414	1,613	3,218
Balance at September 30, 2025	$192,789	$164,880	$57,924	$51,431	$467,024
(1)    Refer to Note 3 – Business and Asset Acquisitions for information related to measurement period adjustments.

Intangible Assets

The gross carrying amount and accumulated amortization for definite-lived intangible assets were as follows:

	September 30, 2025			December 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$141,392	$(56,448)	$84,944	$141,654	$(45,386)	$96,268
Customer relationships	274,467	(123,924)	150,543	272,051	(100,867)	171,184
Other (1)	7,869	(6,129)	1,740	8,310	(5,999)	2,311
Total	$423,728	$(186,501)	$237,227	$422,015	$(152,252)	$269,763
(1)    Other primarily consists of non-compete agreements.

Amortization expense for definite-lived intangible assets is included in Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Amortization expense for intangible assets	$11,650	$11,972	$34,885	$34,924

The estimated aggregate amortization expense for the remaining year 2025 and each of the next four years and thereafter are as follows:

(in thousands)	Amortization
Remaining 2025	$11,760
2026	43,582
2027	38,501
2028	34,214
2029	30,628
Thereafter	78,542
Total	$237,227

Note 7 – Leases

The Company leases property used for warehousing, distribution centers, office space, branch locations, equipment and vehicles. The components of lease cost were as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Lease Type	Classification	2025	2024	2025	2024
Operating lease expense(1)	Operating expenses	$7,160	$5,528	$20,978	$17,344
Financing lease amortization	Operating expenses	142	171	441	436
Financing lease interest	Interest expense	27	29	79	78
Financing lease expense		169	200	520	514
Sublease income(2)		(190)	(160)	(509)	(266)
Net lease cost		$7,139	$5,568	$20,989	$17,592
(1)    Includes short-term lease expense, which is immaterial.
(2)    The Company subleases excess property to third-party tenants. Sublease income is recognized on a straight-line basis over the sublease agreement and is recorded as an offset to operating lease expense.

The value of net assets and liabilities related to our operating and finance leases as of September 30, 2025 and December 31, 2024 was as follows (in thousands):

Lease Type	September 30, 2025	December 31, 2024
Total right of use operating lease assets	$105,312	$91,962
Total right of use financing lease assets	1,590	1,702
Total lease assets	$106,902	$93,664

Total current operating lease obligation	$19,677	$18,413
Total current financing lease obligation	579	538
Total current lease obligation	$20,256	$18,951

Total long-term operating lease obligation	$92,138	$76,759
Total long-term financing lease obligation	855	999
Total long-term lease obligation	$92,993	$77,758

The value of lease liabilities related to our operating and finance leases and sublease income as of September 30, 2025 was as follows (in thousands):

Maturity Date of Lease Liabilities	Operating Leases	Financing Leases	Total	Sublease Income
Remaining 2025	$7,139	$173	$7,312	$173
2026	26,125	632	26,757	368
2027	24,356	384	24,740	42
2028	21,657	251	21,908	43
2029	17,933	107	18,040	44
Thereafter	45,787	37	45,824	30
Total lease payments	142,997	1,584	144,581	700
Less: Interest	(31,182)	(150)	(31,332)	—
Present value of lease liabilities	$111,815	$1,434	$113,249	$700

The weighted average lease terms and interest rates of leases held as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025		December 31, 2024
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term	6.4 years	3.3 years	6.3 years	3.7 years
Weighted average interest rate	7.4%	7.1%	7.6%	7.3%

The cash outflows of leasing activity for the nine months ended September 30, 2025 and 2024 were as follows (in thousands):

		Nine Months Ended September 30,
Cash Flow Source	Classification	2025	2024
Operating cash flows from operating leases	Operating activities	$(19,506)	$(15,516)
Operating cash flows from financing leases	Operating activities	$(79)	$(77)
Financing cash flows from financing leases	Financing activities	$(445)	$(462)

Refer to Note 4 – Revenue Recognition for a discussion on the Company’s activities as lessor.

Note 8 – Earnout Liabilities

Frontier Acquisition

On March 31, 2022, Gexpro Services acquired Frontier Technologies Brewton, LLC and Frontier Engineering and Manufacturing Technologies, Inc. ("Frontier"). The consideration for the Frontier acquisition included a potential earn-out payment of up to $3.0 million based upon the achievement of certain milestones and relative thresholds during the earn-out measurement period, which ended on December 31, 2024, with payments made annually beginning in 2023 and ending in 2025. During the first quarter of 2025, a $2.0 million earn-out payment was made based on the achievement of certain milestones in 2024 and cumulatively during the earn-out period. No earn-out payment was made in 2024 based on certain milestones not met in 2023. During the first quarter of 2023, a $1.0 million earn-out payment was made based on the achievement of certain milestones in 2022. No additional payments will be made subsequent to the first quarter of 2025. The fair value of the contingent consideration arrangement was classified as a Level 3 instrument and was determined using a probability-based scenario analysis approach. As of March 31, 2022 (the Frontier acquisition date), December 31, 2024 and September 30, 2025, the fair value of the earn-out was $0.9 million, $1.0 million and $0.0 million, respectively, with amounts recorded in Accrued expenses and other current liabilities in the Unaudited Condensed Consolidated Balance Sheets. The Company recorded expense of $0.0 million and $1.0 million for the three and nine months ended September 30, 2025, respectively, and expense of $0.9 million for both the three and nine months ended September 30, 2024, for changes in the fair value of the earn-out liability, as a component of Change in fair value of earnout liabilities in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Note 9 – Debt

The Company’s outstanding long-term debt was comprised of the following:

(in thousands)	September 30, 2025	December 31, 2024
Senior secured revolving credit facility	$—	$—
Senior secured term loan	206,250	215,625
Senior secured delayed draw term loan	42,500	44,375
Incremental term loans	460,688	479,625
Other revolving line of credit	2,201	226
Total debt	711,639	739,851
Less: current portion of long-term debt	(42,452)	(40,476)
Less: deferred financing costs	(3,648)	(5,472)
Total long-term debt	$665,539	$693,903

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

The Company has unused outstanding letters of credit of $2.3 million as of September 30, 2025. Net of these letters of credit, there was $252.7 million of borrowing availability under the revolving credit facility as of September 30, 2025.

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

On August 14, 2024, the Company incurred deferred financing costs of $1.8 million associated with the Third Amendment. Deferred financing costs of $3.4 million were incurred during 2023 in connection with the First Amendment dated June 8, 2023, and deferred financing costs of $4.0 million were incurred during 2022 in connection with the previous credit agreement. Deferred financing costs are amortized over the life of the debt instrument and reported as a component of Interest expense in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Amortization of deferred financing costs was $0.8 million and $2.6 million for the three and nine months ended September 30, 2025, respectively, and $0.8 million and $2.1 million for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, total deferred financing costs net of accumulated amortization were $5.0 million of which $3.7 million are included in Long-term debt, less current portion, net (related to the senior secured term loan, senior secured delayed draw term loan and incremental term loans) and $1.3 million are included in Other assets (related to the senior secured revolving credit facility) in the Unaudited Condensed Consolidated Balance Sheets.

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

The Amended Credit Agreement contains various covenants, including financial maintenance covenants requiring the Company to maintain compliance with a consolidated minimum interest coverage ratio and a maximum total net leverage ratio, each determined in accordance with the terms of the Amended Credit Agreement. The Amended Credit Agreement contains various events of default (subject to exceptions, thresholds and grace periods as set forth in the Amended Credit Agreement). Under certain circumstances, a default interest rate will apply on all obligations at a rate equal to 2.0% per annum above the applicable interest rate. The Company was in compliance with all financial covenants as of September 30, 2025.

Note 10 – Stock-Based Compensation

The Company recorded stock-based compensation expense of $2.4 million and $4.6 million for the three and nine months ended September 30, 2025, respectively, and expense of $2.4 million and $4.3 million for the three and nine months ended September 30, 2024, respectively, in Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). A portion of the Company’s stock-based awards are liability-classified. Accordingly, changes in the market value of DSG common stock may result in stock-based compensation expense or benefit in certain periods. A stock-based compensation liability of $0.9 million as of September 30, 2025 and $2.0 million as of December 31, 2024 was included in Accrued expenses and other current liabilities in the Unaudited Condensed Consolidated Balance Sheets.

Restricted Stock Awards

During the nine months ended September 30, 2025, the Company issued approximately 104,650 restricted stock awards (“RSAs”) that vest over one year to five years from the grant date with a grant date fair value of $3.2 million. Upon vesting, the vested RSAs are exchanged for an equal number of shares of DSG common stock. The participants have no voting or dividend rights under the RSAs. The RSAs are valued at the closing price of the DSG common stock on the date of grant and the expense is recorded ratably over the vesting period.

Stock Options

During the nine months ended September 30, 2025, the Company granted approximately 422,500 stock options with a grant date fair value of $5.4 million. Stock options vest through the fifth anniversary from the grant date. Each stock option can be exchanged for one share of DSG common stock at the stated exercise price. Upon vesting, stock options are recognized as a component of equity.

The grant date fair value of the stock options issued during the nine months ended September 30, 2025 was estimated using a Black-Scholes valuation model. The weighted average fair value assumptions used in the model were as follows:

Expected volatility	45.6%
Risk-free rate of return	4.1%
Expected term (in years)	6.5
Expected annual dividend	$0

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

Note 11 – Stockholders’ Equity

Stock Repurchase Program

Under an existing stock repurchase program authorized by the Board of Directors, the Company may repurchase its common stock from time to time in open market transactions, privately negotiated transactions or by other methods. During the first nine months of 2025, the Company repurchased 653,213 shares of DSG common stock under the repurchase program at an average cost of $30.69 per share for a total cost of $20.0 million. During the first nine months of 2024, the Company repurchased 85,644 shares of DSG common stock under the repurchase program at an average cost of $30.13 per share for a total cost of $2.6 million. The remaining availability for stock repurchases under the program was $6.3 million at September 30, 2025.

Note 12 – Earnings Per Share

The following table provides the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2025	2024	2025	2024

Basic income per share:
Net income (loss)	$6,452	$21,921	$14,716	$18,593
Basic weighted average shares outstanding	46,280,811	46,799,672	46,419,969	46,798,598
Basic income (loss) per share of common stock	$0.14	$0.47	$0.32	$0.40

Diluted income per share:
Net income (loss)	$6,452	$21,921	$14,716	$18,593
Basic weighted average shares outstanding	46,280,811	46,799,672	46,419,969	46,798,598
Effect of dilutive securities	779,214	760,806	792,943	805,210
Diluted weighted average shares outstanding	47,060,025	47,560,478	47,212,912	47,603,808
Diluted income (loss) per share of common stock	$0.14	$0.46	$0.31	$0.39
The securities that were excluded from the calculation of diluted earnings per share because their inclusion would be anti-dilutive were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Stock options	1,572,056	995,953	1,438,136	989,257
Other stock-based awards	2,004	—	1,238	—

Note 13 – Income Taxes

The Company recorded income tax expense of $1.9 million, a 23.0% effective tax rate for the three months ended September 30, 2025. An income tax benefit of $19.0 million, a (652.3)% effective tax rate was recorded for the three months ended September 30, 2024. The effective tax rate for the three months ended September 30, 2025 differs from the U.S. statutory rate primarily due to foreign income and a change in valuation allowances related to interest expense limitation deferred tax assets. The effective tax rate for the three months ended September 30, 2024 differs from the U.S. statutory rate primarily due to foreign income and a change in valuation allowances related to interest expense limitation deferred tax assets.

The Company recorded income tax expense of $11.0 million, a 42.9% effective tax rate for the nine months ended September 30, 2025. An income tax benefit of $23.3 million, a 498.1% effective tax rate was recorded for the nine months ended September 30, 2024. The effective tax rate for the nine months ended September 30, 2025 differs from the U.S. statutory rate primarily due to foreign income and a change in valuation allowances related to interest expense limitation deferred tax assets. The effective tax rate for the nine months ended September 30, 2024 differs from the U.S. statutory rate primarily due to foreign income and a change in the valuation allowance related to interest expense limitation deferred tax assets.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of multiple state and foreign jurisdictions. As of September 30, 2025, the Company is subject to U.S. federal income tax examinations for the years 2022 through 2024 and income tax examinations from various other jurisdictions for the years 2018 through 2024.

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

On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act. In accordance with GAAP, the Company accounted for the tax effects of the change in tax law in the period of enactment, which is the third quarter of calendar year 2025. The net impact of these tax law changes was not material to the consolidated financial statements.

Note 14 – Segment Information

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

Canada Branch Division combines the operations of our Bolt and Source Atlantic subsidiaries, which distribute industrial MRO supplies, safety products, fasteners, power tools and related value-add services to the Canadian MRO market through the sale of products and services via warehouse shipments and to its walk-up customers through 36 branch locations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Revenue
Lawson	$121,549	$117,957	$366,324	$357,261
TestEquity	206,479	195,244	590,298	579,874
Gexpro Services	130,525	116,141	377,237	321,926
Canada Branch Division	59,977	39,092	166,372	66,058
Intersegment revenue elimination	(572)	(415)	(1,807)	(1,478)
Total revenue	$517,958	$468,019	$1,498,424	$1,323,641

Cost of goods sold
Lawson	$55,215	$52,609	$163,182	$160,450
TestEquity	162,879	150,958	462,368	447,608
Gexpro Services	89,609	79,493	259,255	221,341
Canada Branch Division	40,471	26,526	111,012	41,936
Intersegment cost of goods sold elimination	(542)	(415)	(1,783)	(1,478)
Total cost of goods sold	$347,632	$309,171	$994,034	$869,857

Selling, general and administrative expenses
Lawson	$60,949	$64,622	$183,466	$185,849
TestEquity	40,965	39,957	116,352	133,328
Gexpro Services	27,036	25,105	78,959	75,489
Canada Branch Division	16,012	10,043	49,464	19,276
All Other	1,745	174	5,607	3,954
Total operating expenses	$146,707	$139,901	$433,848	$417,896

Operating income (loss)
Lawson	$5,385	$726	$19,676	$10,962
TestEquity	2,635	4,329	11,578	(1,062)
Gexpro Services	13,880	11,543	39,023	25,096
Canada Branch Division	3,494	2,523	5,896	4,846
All Other	(1,775)	(174)	(5,631)	(3,954)
Total operating income (loss)	$23,619	$18,947	$70,542	$35,888

Reconciliation to income (loss) before income taxes
Interest expense	$(13,955)	$(15,160)	$(42,408)	$(39,780)
Change in fair value of earnout liabilities	—	(858)	(1,000)	(861)
Other income (expense), net	(1,283)	(15)	(1,377)	82
Income (loss) before income taxes	$8,381	$2,914	$25,757	$(4,671)

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

(in thousands)	Lawson	TestEquity	Gexpro Services	Canada Branch Division	Elimination	Total
Three Months Ended September 30, 2025
Revenue from external customers	$121,541	$206,310	$130,192	$59,915	$—	$517,958
Intersegment revenue	8	169	333	62	(572)	—
Revenue	$121,549	$206,479	$130,525	$59,977	$(572)	$517,958
Three Months Ended September 30, 2024
Revenue from external customers	$117,953	$195,210	$115,764	$39,092	$—	$468,019
Intersegment revenue	4	34	377	—	(415)	—
Revenue	$117,957	$195,244	$116,141	$39,092	$(415)	$468,019

Nine Months Ended September 30, 2025
Revenue from external customers	$366,268	$589,596	$376,259	$166,301	$—	$1,498,424
Intersegment revenue	56	702	978	71	(1,807)	—
Revenue	$366,324	$590,298	$377,237	$166,372	$(1,807)	$1,498,424
Nine Months Ended September 30, 2024
Revenue from external customers	$357,204	$579,721	$320,658	$66,058		$1,323,641
Intersegment revenue	57	153	1,268	—	(1,478)	—
Revenue	$357,261	$579,874	$321,926	$66,058	$(1,478)	$1,323,641

Total assets by segment and long-lived assets by geographic area were as follows:

(in thousands)	September 30, 2025	December 31, 2024
Total assets by segment
Lawson	$543,100	$524,077
TestEquity	629,821	654,315
Gexpro Services	351,232	331,811
Canada Branch Division	216,899	199,362
All Other	25,474	17,690
Total	$1,766,526	$1,727,255

Long-lived assets by geographic area(1)
United States	$795,829	$818,100
Canada	141,668	138,218
Europe	31,459	30,345
Pacific Rim	6,196	4,751
Latin America	3,357	3,615
Other	—	—
Total	$978,509	$995,029
(1)    Long-lived assets include property, plant and equipment, rental equipment, goodwill, intangibles, right of use operating lease assets, and other assets.

Refer to Note 4 – Revenue Recognition for disaggregated revenue by geographic area.

Capital expenditures and depreciation and amortization by segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Capital expenditures
Lawson	$2,706	$1,277	$7,534	$3,481
TestEquity	7,357	2,974	16,646	7,715
Gexpro Services	588	1,260	2,974	2,808
Canada Branch Division	528	240	1,491	790
All Other	—	—	—	—
Total	$11,179	$5,751	$28,645	$14,794

Depreciation and amortization
Lawson	$6,666	$6,533	$20,026	$18,131
TestEquity	8,220	7,460	24,628	22,751
Gexpro Services	3,541	3,840	10,526	11,505
Canada Branch Division	1,615	791	5,179	1,824
All Other	—	—	—	—
Total	$20,042	$18,624	$60,359	$54,211

Note 15 – Commitments and Contingencies

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

A remediation plan was approved by ADEM in 2018. The plan consisted of chemical injections throughout the affected area, as well as subsequent monitoring of the area. The injection process was completed in the first quarter of 2019 and the environmental consulting firm monitored the affected area. On July 30, 2025, the Company received a letter of concurrence from the ADEM, indicating that all remediation requirements have been satisfactorily fulfilled. Consequently, this matter is considered to be resolved in its entirety, and no additional expenses are anticipated to be incurred subsequent to September 30, 2025, in connection with this issue.

Note 16 – Related Party Transactions

Consulting Services

Individuals employed by LKCM Headwater Operations, LLC, a related party of LKCM, have provided the Company with certain consulting services for interim executive management in addition to assisting in identifying cost savings, revenue enhancements and operational synergies of the combined companies. Expense of $0.3 million and $0.8 million for the three and nine months ended September 30, 2025, respectively, and $0.4 million and $1.1 million for the three and nine months ended September 30, 2024, respectively, was recorded within Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), reflecting expenses incurred for these consulting services.

Significant Shareholder

LKCM, entities affiliated with LKCM and J. Bryan King (President and Chief Executive Officer of DSG and Chairman of the DSG Board of Directors), including private investment partnerships for which LKCM serves as investment manager, beneficially owned in the aggregate approximately 36,357,588 shares of DSG common stock as of September 30, 2025 representing approximately 78.5% of the outstanding shares of DSG common stock as of September 30, 2025.

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

We manage and report our operating results through four reportable segments: Lawson, TestEquity, Gexpro Services and Canada Branch Division. A summary of our reportable segments is presented below. For additional details about our segments see Note 1 – Nature of Operations and Basis of Presentation and Note 14 – Segment Information, within Item 1. Financial Statements.

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

Canada Branch Division combines the operations of our Bolt Supply House (“Bolt”) and Source Atlantic Limited subsidiaries, which distribute industrial MRO supplies, safety products, fasteners, power tools and related value-add services to the Canadian MRO market through the sale of products and services via warehouse shipments and to its walk-up customers through 36 branch locations.

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

Sales Drivers

DSG believes that the Purchasing Managers Index (“PMI”) published by the Institute for Supply Management is an indicative measure of the relative strength of the economic environment of the industry in which it operates. The PMI is a composite index of economic activity in the U.S. manufacturing sector. A measure of the PMI index above 50 is generally viewed as indicating an expansion of the manufacturing sector while a measure below 50 is generally viewed as representing a contraction. The average monthly PMI was 49.1 in the nine months ended September 30, 2025, compared to 48.3 in the nine months ended September 30, 2024.

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

Canada Branch Division Sales Drivers

Canada Branch Division combines the operations of our Bolt and Source Atlantic subsidiaries, which distribute industrial MRO supplies, safety products, fasteners, power tools and related value-add services to the Canadian MRO market through the sale of products and services via warehouse shipments and to its walk-up customers through 36 branch locations. Source Atlantic was acquired to expand DSG’s operating footprint in the Canadian market.

Canada Branch Division’s strategy is to grow revenue through increasing wallet share with existing customers, via introduction of new product lines and services in geographic areas that were underserviced previously. Additionally, Canada Branch Division will engage new customers and additional ship-to locations with its national sales team.

Supply Chain Disruptions

We continue to be affected by rising supplier costs caused by inflation and increased tariffs, transportation and labor costs. We have instituted various price increases during 2024 and 2025 in response to rising supplier costs including tariffs, as well as increased transportation and labor costs in order to attempt to manage our gross profit margins.

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

The following table provides a reconciliation of Net income (loss) to Adjusted EBITDA on a consolidated basis and Operating income (loss) to Adjusted EBITDA by segment for the three and nine months ended September 30, 2025 and 2024. A reconciliation of Net income (loss) to Adjusted EBITDA by segment is not provided because management does not determine or review net income at the segment level and does not allocate non-operating costs and expenses to its segments, such as income taxes, interest expense, and various other non-operating income and expense.

Reconciliation of Net Income (Loss) to Non-GAAP Adjusted EBITDA (Unaudited)

	Three Months Ended September 30, 2025
(in thousands)	Lawson	TestEquity	Gexpro Services	Canada Branch Division	All Other	Consolidated
Net income (loss)						$6,452
Income tax expense (benefit)						1,929
Other income (expense), net						1,283
Interest expense						13,955
Operating income (loss)	$5,385	$2,635	$13,880	$3,494	$(1,775)	$23,619
Depreciation and amortization	6,666	8,220	3,541	1,615	—	20,042
Stock-based compensation(1)	1,025	925	60	—	390	2,400
Severance and acquisition related retention expenses(2)	840	486	276	492	—	2,094
Acquisition related costs(3)	(17)	58	(2)	48	—	87
Inventory step-up(4)	—	—	—	—	—	—
Other non-recurring(5)	60	27	—	128	—	215
Adjusted EBITDA	$13,959	$12,351	$17,755	$5,777	$(1,385)	$48,457

	Three Months Ended September 30, 2024
(in thousands)	Lawson	TestEquity	Gexpro Services	Canada Branch Division	All Other	Consolidated
Net income (loss)						$21,921
Income tax expense (benefit)						(19,007)
Other income (expense), net						15
Change in fair value of earnout liabilities						858
Interest expense						15,160
Operating income (loss)	$726	$4,329	$11,543	$2,523	$(174)	$18,947
Depreciation and amortization	6,533	7,460	3,840	791	—	18,624
Stock-based compensation(1)	2,209	65	—	—	158	2,432
Severance and acquisition related retention expenses(2)	2,269	1,275	13	11	—	3,568
Acquisition related costs(3)	2,967	875	462	—	(1,403)	2,901
Inventory step-up(4)	432	—	—	694	—	1,126
Other non-recurring(5)	337	380	538	—	257	1,512
Adjusted EBITDA	$15,473	$14,384	$16,396	$4,019	$(1,162)	$49,110

	Nine Months Ended September 30, 2025
(in thousands)	Lawson	TestEquity	Gexpro Services	Canada Branch Division	All Other	Consolidated
Net income (loss)						$14,716
Income tax expense (benefit)						11,041
Other income (expense), net						1,377
Change in fair value of earnout liabilities						1,000
Interest expense						42,408
Operating income (loss)	$19,676	$11,578	$39,023	$5,896	$(5,631)	$70,542
Depreciation and amortization	20,026	24,628	10,526	5,179	—	60,359
Stock-based compensation(1)	2,323	1,261	78	—	962	4,624
Severance and acquisition related retention expenses(2)	1,793	1,351	319	614	—	4,077
Acquisition related costs(3)	97	(206)	(134)	196	34	(13)
Inventory step-up(4)	—	—	—	—	—	—
Other non-recurring(5)	60	27	—	128	—	215
Adjusted EBITDA	$43,975	$38,639	$49,812	$12,013	$(4,635)	$139,804

	Nine Months Ended September 30, 2024
(in thousands)	Lawson	TestEquity	Gexpro Services	Canada Branch Division	All Other	Consolidated
Net income (loss)						$18,593
Income tax expense (benefit)						(23,264)
Other income (expense), net						(82)
Change in fair value of earnout liabilities						861
Interest expense						39,780
Operating income (loss)	$10,962	$(1,062)	$25,096	$4,846	$(3,954)	$35,888
Depreciation and amortization	18,131	22,751	11,505	1,824	—	54,211
Stock-based compensation(1)	3,588	225	—	—	510	4,323
Severance and acquisition related retention expenses(2)	4,664	17,611	277	45	—	22,597
Acquisition related costs(3)	6,654	1,538	917	—	(656)	8,453
Inventory step-up(4)	1,066	—	—	694	—	1,760
Other non-recurring(5)	337	380	2,152	—	257	3,126
Adjusted EBITDA	$45,402	$41,443	$39,947	$7,409	$(3,843)	$130,358

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Consolidated Results of Operations

	Three Months Ended September 30,
	2025		2024
(Dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenue
Lawson	$121,549	23.5%	$117,957	25.2%
TestEquity	206,479	39.9%	195,244	41.7%
Gexpro Services	130,525	25.2%	116,141	24.8%
Canada Branch Division	59,977	11.6%	39,092	8.4%
Intersegment revenue elimination	(572)	(0.2)%	(415)	(0.1)%
Total Revenue	517,958	100.0%	468,019	100.0%
Cost of goods sold
Lawson	55,215	10.7%	52,609	11.2%
TestEquity	162,879	31.4%	150,958	32.3%
Gexpro Services	89,609	17.3%	79,493	17.0%
Canada Branch Division	40,471	7.8%	26,526	5.7%
Intersegment cost of goods sold elimination	(542)	(0.1)%	(415)	(0.1)%
Total Cost of goods sold	347,632	67.1%	309,171	66.1%
Gross profit	170,326	32.9%	158,848	33.9%
Selling, general and administrative expenses
Lawson	60,949	11.8%	64,622	13.8%
TestEquity	40,965	7.9%	39,957	8.5%
Gexpro Services	27,036	5.2%	25,105	5.4%
Canada Branch Division	16,012	3.1%	10,043	2.1%
All Other	1,745	0.3%	174	—%
Total Selling, general and administrative expenses	146,707	28.3%	139,901	29.9%
Operating income (loss)	23,619	4.6%	18,947	4.0%
Interest expense	(13,955)	(2.7)%	(15,160)	(3.2)%
Change in fair value of earnout liabilities	—	—%	(858)	(0.2)%
Other income (expense), net	(1,283)	(0.3)%	(15)	—%
Income (loss) before income taxes	8,381	1.6%	2,914	0.6%
Income tax expense (benefit)	1,929	0.4%	(19,007)	(4.1)%
Net income (loss)	$6,452	1.2%	$21,921	4.7%

Overview of Consolidated Results of Operations

Our consolidated revenue increased $49.9 million in the third quarter of 2025 compared to the third quarter of 2024 primarily driven by $23.3 million from acquisitions completed in 2024 and an increase in organic revenue of $26.6 million or 6.0%. Consolidated gross profit and Selling, general and administrative expenses also increased in the third quarter of 2025 compared to the prior year quarter, primarily driven by the inclusion of the S&S Automotive, Source Atlantic, TCR and ConRes TE acquisitions completed in 2024.

Refer to Results by Reportable Segment below for a complete discussion of our results of operations.

Results by Reportable Segment

Lawson Segment

	Three Months Ended September 30,		Change
(Dollars in thousands)	2025	2024	Amount	%
Revenue from external customers	$121,541	$117,953	$3,588	3.0%
Intersegment revenue	8	4	4	100.0%
Revenue	121,549	117,957	3,592	3.0%
Cost of goods sold	55,215	52,609	2,606	5.0%
Gross profit	66,334	65,348	986	1.5%
Selling, general and administrative expenses	60,949	64,622	(3,673)	(5.7)%
Operating income (loss)	$5,385	$726	$4,659	641.7%
Gross profit margin	54.6%	55.4%

Adjusted EBITDA(1)	$13,959	$15,473	$(1,514)	(9.8)%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

Revenue and Gross Profit

Revenue increased $3.6 million, or 3.0%, to $121.5 million in the third quarter of 2025 compared to $118.0 million in the third quarter of 2024. The increase was primarily driven by increased sales to Lawson’s strategic, government, and automotive customers.

Gross profit increased $1.0 million, or 1.5%, to $66.3 million in the third quarter of 2025 compared to gross profit of $65.3 million in the prior year quarter primarily as a result of the increase in revenue. Lawson gross profit as a percent of revenue was 54.6% in the third quarter of 2025 compared to 55.4% in the prior year quarter. The gross profit margin percentage decrease was primarily due to increased vendor costs and higher tariff rates on inbound freight partially offset by lower amortization of the fair value step-up of inventory of $0.4 million related to the S&S Automotive Transaction and customer price increases.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of compensation and support for Lawson sales representatives and expenses to operate Lawson’s distribution network and overhead expenses.

Selling, general and administrative expenses decreased $3.7 million to $60.9 million in the third quarter of 2025 compared to $64.6 million in the prior year quarter. The decrease was primarily driven by a decrease in severance expense, merger and acquisition expenses and stock based compensation of $1.4 million, $3.0 million and $1.2 million, respectively. The decrease was partially offset by increased employee related expenses due to increased headcount, annual incentives and health insurance.

Adjusted EBITDA

During the three months ended September 30, 2025, Lawson generated Adjusted EBITDA of $14.0 million, or 11.5% of sales. This is a decrease of $1.5 million from the same period a year ago primarily driven by higher employee related costs and a lower gross profit margin percentage partially offset by increased revenue.

TestEquity Segment

	Three Months Ended September 30,		Change
(Dollars in thousands)	2025	2024	Amount	%
Revenue from external customers	$206,310	$195,210	$11,100	5.7%
Intersegment revenue	169	34	135	397.1%
Revenue	206,479	195,244	11,235	5.8%
Cost of goods sold	162,879	150,958	11,921	7.9%
Gross profit	43,600	44,286	(686)	(1.5)%
Selling, general and administrative expenses	40,965	39,957	1,008	2.5%
Operating income (loss)	$2,635	$4,329	$(1,694)	(39.1)%
Gross profit margin	21.1%	22.7%

Adjusted EBITDA(1)	$12,351	$14,384	$(2,033)	(14.1)%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

Revenue and Gross Profit

Revenue increased $11.2 million, or 5.8%, to $206.5 million in the third quarter of 2025 compared to $195.2 million in the third quarter of 2024. The increase was primarily driven by a $8.0 million increase in test and measurement sales, a $1.0 million increase in rental revenue and $2.0 million of additional revenue generated from the 2024 acquisition of ConRes TE.

Gross profit decreased $0.7 million to $43.6 million in the third quarter of 2025 compared to gross profit of $44.3 million in the prior year quarter. The decrease was primarily driven by $1.2 million of higher depreciation expense due to the expansion of the rental equipment fleet from the 2024 acquisition of ConRes TE. TestEquity gross profit as a percent of revenue decreased to 21.1% in the third quarter of 2025 compared to 22.7% in the prior year quarter primarily due to higher depreciation expense on the expanded rental equipment fleet and a shift in sales toward test and measurement which have lower margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of compensation and support for TestEquity’s sales representatives and expenses to operate TestEquity’s distribution network and overhead expenses.

Selling, general and administrative expenses increased $1.0 million to $41.0 million in the third quarter of 2025 compared to $40.0 million in the prior year quarter. The increase was primarily driven by an increase in stock based compensation of $0.9 million, $0.6 million of higher bad debt expense and $0.6 million of higher employee related expenses, partially offset by lower severance and acquisition related retention expenses of $0.8 million, lower merger and acquisition expenses of $0.8 million and a higher gain on the sale of rental equipment of $0.4 million.

Adjusted EBITDA

During the three months ended September 30, 2025, TestEquity generated Adjusted EBITDA of $12.4 million or 6.0% of sales. This is a decrease of $2.0 million from the same period a year ago, which was primarily driven by lower gross profit margins, partially offset by net margins of $2.6 million generated from 2024 acquisitions.

Gexpro Services Segment

	Three Months Ended September 30,		Change
(Dollars in thousands)	2025	2024	Amount	%
Revenue from external customers	$130,192	$115,764	$14,428	12.5%
Intersegment revenue	333	377	(44)	(11.7)%
Revenue	130,525	116,141	14,384	12.4%
Cost of goods sold	89,609	79,493	10,116	12.7%
Gross profit	40,916	36,648	4,268	11.6%
Selling, general and administrative expenses	27,036	25,105	1,931	7.7%
Operating income (loss)	$13,880	$11,543	$2,337	20.2%
Gross profit margin	31.3%	31.6%

Adjusted EBITDA(1)	$17,755	$16,396	$1,359	8.3%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

Revenue and Gross Profit

Revenue increased $14.4 million, or 12.4%, to $130.5 million in the third quarter of 2025 compared to $116.1 million in the third quarter of 2024. The increase in revenue was primarily driven by increased sales in the renewable energy, aerospace and defense and industrial power vertical markets of $5.7 million, $4.4 million and $3.0 million, respectively, and additional revenue generated from the 2024 acquisition of TCR of $1.2 million.

Gross profit increased $4.3 million to $40.9 million in the third quarter of 2025 compared to gross profit of $36.6 million in the prior year quarter, primarily due to higher revenue. Gexpro Services gross profit as a percent of revenue decreased to 31.3% in the third quarter of 2025 compared to 31.6% in the prior year quarter as a result of a shift in sales toward lower margin profile projects.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of sales and marketing expenses primarily relating to compensation, costs associated with supporting Gexpro Services’ service facilities, overhead expenses within finance, legal, human resources and information technology, and other costs required to operate Gexpro Services’ business.

Selling, general, and administrative expenses increased $1.9 million to $27.0 million in the third quarter of 2025 compared to $25.1 million in the prior year quarter primarily driven by investments to drive the increase in Gexpro Services’ revenue and increased expenses of $0.7 million driven by the 2024 acquisition of TCR.

Adjusted EBITDA

During the three months ended September 30, 2025, Gexpro Services generated Adjusted EBITDA of $17.8 million or 13.6% of sales. This is an increase of $1.4 million from the same period a year ago primarily driven by higher organic revenue, gross profit margin management and leveraging its Selling, general, and administrative expenses over a higher sales base.

Canada Branch Division Segment

	Three Months Ended September 30,		Change
(Dollars in thousands)	2025	2024	Amount	%
Revenue from external customers	$59,915	$39,092	$20,823	53.3%
Intersegment revenue	62	—	62	—%
Revenue	59,977	39,092	20,885	53.4%
Cost of goods sold	40,471	26,526	13,945	52.6%
Gross profit	19,506	12,566	6,940	55.2%
Selling, general and administrative expenses	16,012	10,043	5,969	59.4%
Operating income (loss)	$3,494	$2,523	$971	38.5%
Gross profit margin	32.5%	32.1%

Adjusted EBITDA(1)	$5,777	$4,019	$1,758	43.7%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

Revenue and Gross Profit

Revenue increased $20.9 million to $60.0 million in the third quarter of 2025 compared to $39.1 million in the third quarter of 2024 primarily driven by $20.1 million of additional revenue generated by the 2024 acquisition of Source Atlantic which was included for the full quarter of 2025 versus a partial quarter in 2024.

Gross profit increased $6.9 million to $19.5 million in the third quarter of 2025 compared to gross profit of $12.6 million in the prior year quarter primarily from the inclusion of additional gross profit of $6.9 million from the 2024 acquisition of Source Atlantic. Gross profit as a percent of revenue increased to 32.5% in the third quarter of 2025 compared to 32.1% in the prior year quarter primarily due to an increase in the gross profit margin profile of Source Atlantic as a result of executing on acquisition related synergy plans and lower inventory step up amortization of $0.7 million from the Source Atlantic acquisition.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for Canada Branch Division consist of compensation, expenses to operate its distribution network and branch locations and overhead expenses.

Selling, general and administrative expenses increased $6.0 million to $16.0 million in the third quarter of 2025 compared to $10.0 million in the prior year quarter. Approximately $5.9 million of the increased expenses was driven by the 2024 acquisition of Source Atlantic.

Adjusted EBITDA

During the three months ended September 30, 2025, Canada Branch Division generated Adjusted EBITDA of $5.8 million, or 9.6% of sales. This is an increase of $1.8 million from the same period a year ago, primarily driven by approximately $1.8 million of adjusted EBITDA generated by the 2024 acquisition of Source Atlantic.

Consolidated Non-operating Income and Expense

	Three Months Ended September 30,		Change
(Dollars in thousands)	2025	2024	Amount	%

Interest expense	$(13,955)	$(15,160)	$1,205	(7.9)%
Change in fair value of earnout liabilities	$—	$(858)	$858	(100.0)%
Other income (expense), net	$(1,283)	$(15)	$(1,268)	N/M
Income tax expense (benefit)	$1,929	$(19,007)	$20,936	N/M
N/M Not meaningful

Interest Expense

Interest expense decreased $1.2 million in the third quarter of 2025 compared to the prior year quarter primarily due to lower outstanding borrowings.

Change in Fair Value of Earnout Liabilities

The $0.9 million expense in the third quarter of 2024 related to the change in fair value of the earnout liabilities associated with the Frontier acquisition.

Other Income (Expense), Net

Other income (expense), net consists of effects of changes in foreign currency exchange rates, interest income, net and other non-operating income and expenditures. The $1.3 million change in the third quarter of 2025 compared to the same period of 2024 is primarily due to unfavorable changes in foreign currency exchange rates.

Income Tax Expense (Benefit)

Income tax expense was $1.9 million, a 23.0% effective tax rate for the three months ended September 30, 2025 compared to an income tax benefit of $19.0 million and a (652.3)% effective tax rate for the three months ended September 30, 2024. The change in the year-over-year effective tax rate was primarily due to a change in valuation allowances related to interest expense limitation on deferred tax assets, state taxes and foreign income. The income tax expense recorded in the third quarter of 2025 is based on the estimated year-end effective tax rate. Limitations on the deductibility of interest expense and other permanent items on a nominal pre-tax income amount drove the higher effective tax rate in 2024.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Consolidated Results of Operations

	Nine Months Ended September 30,
	2025		2024
(Dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales

Revenue
Lawson	$366,324	24.4%	$357,261	27.0%
TestEquity	590,298	39.4%	579,874	43.8%
Gexpro Services	377,237	25.2%	321,926	24.3%
Canada Branch Division	166,372	11.1%	66,058	5.0%
Intersegment revenue elimination	(1,807)	(0.1)%	(1,478)	(0.1)%
Total Revenue	1,498,424	100.0%	1,323,641	100.0%
Cost of goods sold
Lawson	163,182	10.9%	160,450	12.1%
TestEquity	462,368	30.9%	447,608	33.8%
Gexpro Services	259,255	17.3%	221,341	16.7%
Canada Branch Division	111,012	7.4%	41,936	3.2%
Intersegment cost of goods sold elimination	(1,783)	(0.1)%	(1,478)	(0.1)%
Total Cost of goods sold	994,034	66.3%	869,857	65.7%
Gross profit	504,390	33.7%	453,784	34.3%
Selling, general and administrative expenses
Lawson	183,466	12.2%	185,849	14.0%
TestEquity	116,352	7.8%	133,328	10.1%
Gexpro Services	78,959	5.3%	75,489	5.7%
Canada Branch Division	49,464	3.3%	19,276	1.5%
All Other	5,607	0.4%	3,954	0.3%
Total Selling, general and administrative expenses	433,848	29.0%	417,896	31.6%
Operating income (loss)	70,542	4.7%	35,888	2.7%
Interest expense	(42,408)	(2.8)%	(39,780)	(3.0)%
Change in fair value of earnout liabilities	(1,000)	(0.1)%	(861)	(0.1)%
Other income (expense), net	(1,377)	(0.1)%	82	—%
Income (loss) before income taxes	25,757	1.7%	(4,671)	(0.4)%
Income tax expense (benefit)	11,041	0.7%	(23,264)	(1.8)%
Net income (loss)	$14,716	1.0%	$18,593	1.4%

Overview of Consolidated Results of Operations

Our consolidated revenue increased $174.8 million in the first nine months of 2025 compared to the first nine months of 2024 primarily driven by an increase of $123.7 million from acquisitions completed in 2024 and an increase in organic revenue of 4.0%. Consolidated Gross profit and Selling, general and administrative expenses also increased over the prior year primarily driven by the inclusion of the ESS, S&S Automotive, Source Atlantic, TCR and ConRes TE acquisitions completed in 2024.

Refer to Results by Reportable Segment below for a complete discussion of our results of operations.

Results by Reportable Segment

Lawson Segment

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2025	2024	Amount	%

Revenue from external customers	$366,268	$357,204	$9,064	2.5%
Intersegment revenue	56	57	(1)	(1.8)%
Revenue	366,324	357,261	9,063	2.5%
Cost of goods sold	163,182	160,450	2,732	1.7%
Gross profit	203,142	196,811	6,331	3.2%
Selling, general and administrative expenses	183,466	185,849	(2,383)	(1.3)%
Operating income (loss)	$19,676	$10,962	$8,714	79.5%
Gross profit margin	55.5%	55.1%

Adjusted EBITDA(1)	$43,975	$45,402	$(1,427)	(3.1)%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

Revenue and Gross Profit

Revenue increased $9.1 million, or 2.5%, to $366.3 million in the first nine months of 2025 compared to revenue of $357.3 million in the same period of 2024. The increase was primarily driven by $15.6 million of additional revenue generated from the acquisitions completed in 2024, partially offset by a decline in military customer sales of $5.4 million.

Gross profit increased $6.3 million to $203.1 million in the first nine months of 2025 compared to gross profit of $196.8 million in the same period of 2024 primarily as a result of the inclusion of $8.5 million of additional gross profit from the acquisitions completed in 2024 partially offset by lower revenue for legacy Lawson. Lawson gross profit as a percent of revenue was 55.5% in the first nine months of 2025 compared to 55.1% in the prior year period. The gross profit margin percentage increase was primarily the result of the lower amortization of the fair value step-up of inventory of $1.1 million related to the S&S Automotive Transaction, lower write-offs of obsolete and excess inventory and increased prices. This was partially offset by increased vendor costs and higher tariff rates on inbound freight and lower gross profit margin profile on revenue generated by the 2024 acquisitions compared to Lawson’s organic profile.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of compensation and support for Lawson sales representatives as well as expenses to operate Lawson’s distribution network and overhead expenses.

Selling, general and administrative expenses decreased $2.4 million to $183.5 million in the first nine months of 2025 compared to $185.8 million in the same period of 2024. The decrease was primarily driven by a decrease in severance expense, merger and acquisition expenses and stock based compensation of $2.9 million, $6.6 million and $1.3 million, respectively. The decrease was partially offset by an increase of $3.8 million of additional expense generated by the acquisitions completed in 2024, higher employee related costs of $1.9 million and higher depreciation and amortization expense of $1.8 million.

Adjusted EBITDA

During the nine months ended September 30, 2025, Lawson generated Adjusted EBITDA of $44.0 million, a decrease of $1.4 million, or 3.1% from the same period a year ago primarily driven by lower net margins on lower organic revenue and higher selling, general and administrative expenses primarily from higher employee related costs, partially offset by additional contributions of approximately $3.7 million generated by the acquisitions completed in 2024.

TestEquity Segment

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2025	2024	Amount	%

Revenue from external customers	$589,596	$579,721	$9,875	1.7%
Intersegment revenue	702	153	549	358.8%
Revenue	590,298	579,874	10,424	1.8%
Cost of goods sold	462,368	447,608	14,760	3.3%
Gross profit	127,930	132,266	(4,336)	(3.3)%
Selling, general and administrative expenses	116,352	133,328	(16,976)	(12.7)%
Operating income (loss)	$11,578	$(1,062)	$12,640	(1190.2)%
Gross profit margin	21.7%	22.8%

Adjusted EBITDA(1)	$38,639	$41,443	$(2,804)	(6.8)%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

Revenue and Gross Profit

Revenue increased $10.4 million, or 1.8%, to $590.3 million in the first nine months of 2025 compared to $579.9 million in the same period in 2024. The increase was primarily driven by $5.9 million of additional revenue generated from the acquisition completed in 2024 and an increase of $9.0 million in the test and measurement and calibration business, partially offset by a $4.5 million decrease in electronic production supplies and value added services.

Gross profit decreased $4.3 million to $127.9 million in the first nine months of 2025 compared to $132.3 million in the same period of 2024. The decrease was primarily driven by $3.2 million of higher depreciation expense due to the expansion of the rental equipment fleet from the 2024 acquisition of ConRes TE and a sales mix shift toward test and measurement which have lower margins. TestEquity gross profit as a percent of revenue decreased to 21.7% in the first nine months of 2025 compared to 22.8% in the prior year primarily due to higher depreciation expense on the expanded rental equipment fleet, higher inventory write-offs of $1.6 million and a shift in sales mix toward test and measurement which have lower margins partially offset by favorability in vendor rebates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of compensation and support for TestEquity’s sales representatives and expenses to operate TestEquity’s distribution network and overhead expenses.

Selling, general and administrative expenses decreased $17.0 million to $116.4 million in the first nine months of 2025 compared to $133.3 million in the same period of 2024. The decrease was primarily driven by a decrease in severance expense and merger and acquisition expenses of $16.3 million primarily related to the 2024 acquisition of Hisco and $1.7 million, respectively, partially offset by an increase in stock based compensation of $1.0 million.

Adjusted EBITDA

During the nine months ended September 30, 2025, TestEquity generated Adjusted EBITDA of $38.6 million, a decrease of $2.8 million, or 6.8%, from the same period a year ago primarily driven by lower gross margins partially offset by net margins of $6.3 million generated from the 2024 acquisition of ConRes TE.

Gexpro Services Segment

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2025	2024	Amount	%

Revenue from external customers	$376,259	$320,658	$55,601	17.3%
Intersegment revenue	978	1,268	(290)	(22.9)%
Revenue	377,237	321,926	55,311	17.2%
Cost of goods sold	259,255	221,341	37,914	17.1%
Gross profit	117,982	100,585	17,397	17.3%
Selling, general and administrative expenses	78,959	75,489	3,470	4.6%
Operating income (loss)	$39,023	$25,096	$13,927	55.5%
Gross profit margin	31.3%	31.2%

Adjusted EBITDA(1)	$49,812	$39,947	$9,865	24.7%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

Revenue and Gross Profit

Revenue increased $55.3 million, or 17.2%, to $377.2 million in the first nine months of 2025 compared to $321.9 million in the same period of 2024. The increase in revenue was primarily driven by increased sales in the renewable energy, aerospace and defense and technology vertical markets of $30.2 million, $14.6 million, and $7.9 million, respectively, and additional revenue generated from the 2024 acquisition of TCR of $3.4 million. This was partially offset by softness within the consumer and industrial vertical market.

Gross profit increased $17.4 million to $118.0 million in the first nine months of 2025 compared to $100.6 million in the same period of 2024 primarily due to higher revenue. Gexpro Services’ gross profit as a percent of revenue was 31.3% in the first nine months of 2025 compared to 31.2% in the prior year period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of sales and marketing expenses primarily relating to compensation, costs associated with supporting Gexpro Services’ service facilities, overhead expenses within finance, legal, human resources and information technology, and other costs required to operate Gexpro Services’ business.

Selling, general, and administrative expenses increased $3.5 million to $79.0 million in the first nine months of 2025 compared to $75.5 million in the same period of 2024. The increase was primarily driven by investments to support sales growth and 2025 new commercial investments, partially offset by lower merger and acquisition expenses of $1.1 million and a reduction to non-recurring strategic project consulting costs of $2.2 million.

Adjusted EBITDA

During the nine months ended September 30, 2025, Gexpro Services generated Adjusted EBITDA of $49.8 million, an increase of $9.9 million, or 24.7% from the same period a year ago primarily driven by higher organic revenue, managing gross profit margins and leveraging Selling, general, and administrative expenses over a higher sales base.

Canada Branch Division Segment

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2025	2024	Amount	%

Revenue from external customers	$166,301	$66,058	$100,243	151.7%
Intersegment revenue	71	—	71	—%
Revenue	166,372	66,058	100,314	151.9%
Cost of goods sold	111,012	41,936	69,076	164.7%
Gross profit	55,360	24,122	31,238	129.5%
Selling, general and administrative expenses	49,464	19,276	30,188	156.6%
Operating income (loss)	$5,896	$4,846	$1,050	21.7%
Gross profit margin	33.3%	36.5%

Adjusted EBITDA(1)	$12,013	$7,409	$4,604	62.1%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

Revenue and Gross Profit

Revenue increased $100.3 million, or 151.9%, to $166.4 million in the first nine months of 2025 compared to $66.1 million the same period of 2024 primarily driven by $98.8 million of revenue generated by the 2024 acquisition of Source Atlantic.

Gross profit increased $31.2 million to $55.4 million in the first nine months of 2025 compared to gross profit of $24.1 million in the same period of 2024 primarily from the inclusion of additional gross profit of $30.8 million generated by the 2024 acquisition of Source Atlantic. Gross profit as a percent of revenue decreased to 33.3% in the first nine months of 2025 compared to 36.5% in the prior year primarily due to the lower gross profit margin profile of Source Atlantic as compared to Bolt.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for Canada Branch Division consist of compensation, expenses to operate its distribution network and branch locations and overhead expenses.

Selling, general and administrative expenses increased $30.2 million to $49.5 million in the first nine months of 2025 compared to $19.3 million in the prior year quarter. Approximately $30.4 million of the increased expenses was driven by the 2024 acquisition of Source Atlantic.

Adjusted EBITDA

During the first nine months of 2025, Canada Branch Division generated Adjusted EBITDA of $12.0 million, an increase of $4.6 million from the same period a year ago with an increase of approximately $4.0 million driven by the acquisition of Source Atlantic.

Consolidated Non-operating Income and Expense

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2025	2024	Amount	%

Interest expense	$(42,408)	$(39,780)	$(2,628)	6.6%
Change in fair value of earnout liabilities	$(1,000)	$(861)	$(139)	16.1%
Other income (expense), net	$(1,377)	$82	$(1,459)	N/M
Income tax expense (benefit)	$11,041	$(23,264)	$34,305	N/M
N/M Not meaningful

Interest Expense

Interest expense increased $2.6 million in the first nine months of 2025 compared to the same period of 2024 primarily due to higher outstanding borrowings related to the 2024 acquisitions of S&S Automotive, Source Atlantic, TCR and ConRes TE.

Change in Fair Value of Earnout Liabilities

The increase of $0.1 million in expense in the first nine months of 2025 compared to the same period in 2024 related to the change in fair value of the earnout liabilities associated with the Frontier acquisition.

Other Income (Expense), Net

Other income (expense), net consists of effects of changes in foreign currency exchange rates, interest income, net and other non-operating income and expenditures. The $1.5 million change in the first nine months of 2025 compared to the same period of 2024 is primarily due to unfavorable changes in foreign currency exchange rates and lower interest income.

Income Tax Expense (Benefit)

Income tax expense was $11.0 million, a 42.9% effective tax rate for the first nine months of 2025 compared to an income tax benefit of $23.3 million and a 498.1% effective tax rate for the first nine months of 2024. The change in the year-over-year effective tax rate was primarily due to changes in valuation allowances related to interest expense limitation on deferred tax assets. Limitations on the deductibility of interest expense and other permanent items on a nominal pre-tax income amount drove the higher effective tax rate in 2024.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $69.2 million on September 30, 2025 compared to $66.5 million on December 31, 2024.

The Company believes its current balances of cash and cash equivalents, availability under its Amended Credit Agreement and cash flows from operations will be sufficient to meet its liquidity needs for the next twelve months. As of September 30, 2025, the Company had $69.2 million of cash and cash equivalents and $252.7 million of borrowing availability remaining, net of outstanding letters of credit, under the Amended Credit Agreement.
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

Sources and Uses of Cash

The following table presents a summary of our cash flows:

	Nine Months Ended September 30,
(in thousands)	2025	2024	Change
Net cash provided by (used in) operating activities	$66,906	$10,736	$56,170
Net cash provided by (used in) investing activities	$(20,464)	$(205,392)	$184,928
Net cash provided by (used in) financing activities	$(48,445)	$171,949	$(220,394)

Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2025 was $66.9 million primarily due to net income including non-cash items, partially offset by investments in trade working capital and other net cash flow items.

Net cash provided by operating activities for the nine months ended September 30, 2024 was $10.7 million, primarily due to net income including non-cash items, partially offset by payments of $34.6 million related to the Company’s commitment to pay retention bonuses to certain employees of HIS Company, Inc. (“Hisco”) in connection with the Company’s 2023 acquisition of Hisco and investments in trade working capital and other net cash flow items.

Cash Provided by (Used in) Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2025 was $20.5 million, primarily due to purchases of property, plant and equipment and rental equipment, partially offset by the sale of property, plant and equipment and rental equipment.

Net cash used in investing activities for the nine months ended September 30, 2024 was $205.4 million, primarily due to the purchase of ESS, S&S Automotive and Source Atlantic, as well as purchases of property, plant and equipment and rental equipment which was partially offset by the sale of rental equipment.

Cash Provided by (Used in) Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2025 was $48.4 million primarily due to principal payments on the term loans and repurchases of DSG common stock under the repurchase program.

Net cash provided by financing activities for the nine months ended September 30, 2024 was $171.9 million primarily due to borrowings under the Company’s credit facility partially offset by principal payments on the term loan. In conjunction with the Source Atlantic Transaction on August 14, 2024, the Company borrowed $200 million under an incremental term loan facility under the Amended Credit Agreement. During the first nine months of 2024, deferred financing costs of $2.1 million were incurred related to the Amended Credit Agreement.

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

On September 30, 2025, we had $711.6 million in outstanding borrowings under the Amended Credit Agreement and $252.7 million of borrowing availability remaining, net of outstanding letters of credit, under the senior secured revolving credit facility component.

As of September 30, 2025, we were in compliance with all financial covenants under our Amended Credit Agreement. While we were in compliance with our financial covenants as of September 30, 2025, failure to meet the covenant requirements of the Amended Credit Agreement in future quarters could lead to higher financing costs and increased restrictions, reduce or eliminate our ability to borrow funds, or accelerate the payment of our indebtedness and could have a material adverse effect on our business, financial condition and results of operations.

Purchase Commitments

As of September 30, 2025, we had contractual commitments to purchase approximately $199.3 million of products from our suppliers and contractors over the next twelve months.

Capital Expenditures

During the nine months ended September 30, 2025, total net capital expenditures for property, plant and equipment and rental equipment were $18.3 million including proceeds from the sale of property, plant and equipment and rental equipment. The Company expects to spend approximately $22.0 million to $25.0 million for net capital expenditures during the full fiscal 2025 year to support ongoing operations.

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

During the nine months ended September 30, 2025, the Company repurchased 653,213 shares of DSG common stock under the repurchase program at an average cost of $30.69 per share for a total cost of $20.0 million. During the nine months ended September 30, 2024, the Company repurchased 85,644 shares of DSG common stock under the repurchase program at an average cost of $30.13 per share for a total cost of $2.6 million. The remaining availability for stock repurchases under the program was $6.3 million as of September 30, 2025. See Note 11 – Stockholders’ Equity within Item 1. Financial Statements for further information.

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

As of September 30, 2025, 100% of our debt was floating rate debt. A hypothetical increase/decrease in interest rates of 100 basis points would increase/decrease our annual interest expense by approximately $7.1 million. We have not entered into, and currently do not intend to enter into, interest rate swaps or other derivative financial instruments to mitigate the impact of fluctuations in interest rates.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the quarter ended September 30, 2025, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEMS 3 and 4 of Part II are not applicable and have been omitted from this report.

ITEM 1. LEGAL PROCEEDINGS

See Note 15 – Commitments and Contingencies to our unaudited condensed consolidated financial statements, included within Item 1. Financial Statements, which is incorporated herein by reference, for a description of certain legal proceedings, which are incorporated herein by reference. In addition, the Company is involved in legal actions that have arisen in the ordinary course of business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

The Company did not make any unregistered sales of its equity securities during the three months ended September 30, 2025.

Issuer Purchases of Equity Securities

The Board of Directors previously authorized a stock repurchase program that permits the Company to repurchase DSG common stock from time to time in open market transactions, privately negotiated transactions or by other methods. The stock repurchase program does not have an expiration date. There were no repurchases of any shares of DSG common stock during the three months ended September 30, 2025.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined under Item 408 of Regulation S-K).

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
101
The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statement of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL and contained in Exhibit 101
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISTRIBUTION SOLUTIONS GROUP, INC.
(Registrant)

Dated:	October 30, 2025	/s/ J. Bryan King
J. Bryan King Chairman, President and Chief Executive Officer (principal executive officer)

Dated:	October 30, 2025	/s/ Ronald J. Knutson
Ronald J. Knutson Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)

Dated:	October 30, 2025	/s/ David S. Lambert
David S. Lambert Vice President, Controller and Chief Accounting Officer (principal accounting officer)