Form 10-K
period 2025-12-31
Distribution Solutions Group, Inc.
filed 2026-03-05
CIK 703604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes  ☐  No  ☑
The aggregate market value of the registrant’s voting stock held by non-affiliates on June 30, 2025, based upon the closing price of the registrant’s Common Stock on that date, was approximately $258,112,845.
As of February 27, 2026, 46,186,293 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference certain portions of the registrant’s definitive proxy statement related to its 2026 Annual Stockholders’ Meeting, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year. Except as expressly incorporated by reference, the registrant’s definitive proxy statement shall not be deemed to be part of this report.

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
•failure to develop, manage or implement new technology initiatives or business strategies in an effective and compliant manner, including with respect to artificial intelligence (“AI”);
•the inability to successfully recruit, integrate and retain productive sales representatives;
•failure to retain talented employees, managers and executives;
•difficulties in integrating the business operations of businesses we acquire with our other operations, and/or the failure to successfully combine those operations within our expected timetable;
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
•government efforts to combat inflation, or other interest rate pressures, could lead to higher financing costs;
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
•enhanced tariffs, changes in trade policies and changes in import and export regulations of U.S. and foreign governments;
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

Through the strategic Mergers (as defined below) completed in 2022, the complementary distribution businesses of Lawson Products, Inc. (“Lawson”), a leader in MRO distribution of C-parts, TestEquity Acquisition, LLC (“TestEquity”), a leader in electronic test and measurement solutions, and 301 HW Opus Holdings, Inc., which conducts business as Gexpro Services (“Gexpro Services”), a leading global supply chain services provider to manufacturing customers were combined under the DSG holding company. On April 1, 2022, DSG, which at the time already owned Lawson, acquired TestEquity and Gexpro Services, in transactions in which TestEquity and Gexpro Services were merged with and into subsidiaries of DSG, with Lawson, TestEquity and Gexpro Services surviving as wholly-owned subsidiaries of DSG, and in connection with which DSG issued shares of DSG common stock to the former equityholders of TestEquity and Gexpro Services in exchange for their equity interests in TestEquity and Gexpro Services (“the Mergers”).

Through its collective businesses, DSG is dedicated to helping customers lower their total cost of operation by increasing productivity and efficiency with the right products, expert technical support, and fast, reliable delivery to be a one-stop solution provider. DSG serves approximately 220,000 distinct customers in several diverse end markets supported by approximately 4,300 dedicated employees and strong vendor partnerships. DSG ships from strategically located distribution and service centers to customers in North America, Europe, Asia, South America and the Middle East. DSG was originally incorporated in Illinois in 1952 and was reincorporated in Delaware in 1982.

Unless the context requires otherwise, references in this Annual Report on Form 10-K to “DSG”, the “Company”, “we”, “our” or “us” refer to Distribution Solutions Group, Inc., and all entities consolidated in the accompanying consolidated financial statements.

Recent Events

2025 Debt Amendment

In December 2025, the Company amended and expanded the senior secured facility through 2030. The new facility includes $700.0 million of term debt and a revolving credit arrangement of $400.0 million, an increase over the previous revolver capacity of $255.0 million. Refer to Note 9 – Debt included in Item 8. Financial Statements and Supplementary Data for information about the Amended Credit Agreement.

Share Repurchase Increase

In November 2025, the Board authorized a $30.0 million increase to the Company’s existing stock repurchase program for shares of DSG common stock. As a result of the additional authorization, the aggregate repurchase authorization under the Company’s repurchase program for shares of DSG common stock increased from $37.5 million to $67.5 million. The remaining availability for stock repurchases under the stock repurchase program was $32.9 million at December 31, 2025.

DSG Vision and Strategic Focus

The complementary distribution operations of Lawson, TestEquity and Gexpro Services were combined in 2022 for the purpose of creating a global specialty distribution company enabling each of Lawson, TestEquity and Gexpro Services to maintain their respective high-touch, value-added service delivery models and customer relationships in their specialty distribution businesses under the leadership of their separate business unit management teams. The DSG leadership team provides oversight to these separate leadership teams. This structure helps the combined company leverage best practices, back-office resources and technologies across the three operating companies to help drive cost synergies and efficiencies. The combined company has the ability to utilize its combined financial resources to accelerate a strategy of expansion through both business acquisitions and organic growth.

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

As of December 31, 2025, our combined workforce included approximately 4,300 individuals, comprised of approximately 1,770 in sales and marketing, approximately 1,860 in operation and distribution and approximately 680 in management and administration. Approximately 1,740 individuals are within Lawson, 1,140 are within TestEquity, 800 are within Gexpro Services, and 630 are within Canada Branch Division.

Segments

The following is a discussion of our four reportable segments: Lawson, TestEquity, Gexpro Services and Canada Branch Division. For more information about our segments, refer to Note 14 – Segment Information in Item 8. Financial Statements and Supplementary Data.

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

Customers — During 2025, the Lawson segment sold products to over 51,000 distinct customers. Lawson’s largest customer accounted for approximately 4% of Lawson’s revenue. In 2025, approximately 92% of Lawson’s revenue was generated in the United States and approximately 8% in Canada. Although seasonality is not significant, due to fewer selling days and less activity during the holiday season, revenue in the fourth quarter is historically lower than the first three quarters of the year.

Lawson’s customers operate in a variety of industries. Lawson’s revenue percentages by customer end markets in 2025 were as follows:

End Markets	Percentage of Lawson Revenue
Automotive	31%
Manufacturing	14%
Trade wholesale and retail	11%
Construction	8%
Mining	7%
Equipment rental	6%
Transportation	5%
Government and military	5%
Agriculture	2%
Other	11%
100%

Lawson’s customers include a wide range of purchasers of industrial supply products from small repair shops to large national and governmental accounts.

Products — Lawson’s revenue percentages by product categories in 2025 were as follows:

Product Category	Percentage of Lawson Revenue
Aftermarket automotive supplies	21%
Fastening systems	16%
Fluid power	14%
Electrical	10%
Specialty chemicals	10%
Cutting tools and abrasives	8%
Safety	6%
Welding and metal repair	1%
Other	14%
100%

Lawson offers over 226,000 different products of which over 92,000 products are maintained in distribution centers. Lawson strives to carry sufficient inventory to ensure product availability and rapid processing of customer orders. Accurate forecasting of customer demand is essential to establish the proper level of inventory for each product. Inventory levels need to be sufficient to meet customer demand while avoiding the costs of stocking excess items.

During 2025, Lawson purchased products from approximately 2,200 suppliers and no single supplier accounted for more than 6% of these purchases. The loss of one core supplier could affect operations by hindering the ability to provide full service to customers.

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

Human Capital Resources — Lawson supports a culture of continuous improvement and integrity. As of December 31, 2025, Lawson’s workforce had 1,740 individuals: approximately 1,050 in sales and marketing of whom approximately 920 are field sales representatives, 400 in operation and distribution and 290 in management and administration. Approximately 13% of the Lawson workforce is covered by three collective bargaining agreements. We believe that our relationships with our employees and their collective bargaining organizations are satisfactory.

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

Lawson’s leadership team is also focused on improving the productivity of its sales team, reducing sales force turn-over and on offering growth opportunities for its sales representatives.

TestEquity

TestEquity is a leading distributor of test and measurement equipment and solutions, industrial and electronic production supplies, vendor managed inventory programs, and converting, fabrication and adhesive solutions from its leading manufacturing partners. TestEquity operates primarily through its five distribution brands, namely TestEquity, Hisco, Techni-Pro, Techni-Tool and Jensen Tools, and is focused primarily in North America with a network of sales representatives throughout the United States, Canada, Mexico, Germany and the United Kingdom.

Background and Operations — Based out of North Richland Hills, Texas, TestEquity is a large, comprehensive provider of electronic test solutions in the United States supporting the aerospace and defense, wireless and communication, semiconductors, industrial electronics and automotive, and electronics manufacturing industries. TestEquity designs, rents and sells a full line of high-quality environmental test chambers. In addition to a large array of test and measurement products, TestEquity also offers calibration, refurbishment and rental solutions and a wide range of refurbished products. TestEquity continues to benefit from electronification of products across a range of industries including the internet of things (“IOT”), electric vehicles (“EV”) and the 5th generation mobile network (“5G”). TestEquity offers over 400,000 products and approximately 900 manufacturer brands with overlap across the following brands.

Hisco is a specialty distribution company serving the electronic assembly, aerospace and defense, medical and other industrial markets. Hisco also offers specialized warehousing for cold storage and vendor managed inventory services.

Techni-Pro is TestEquity’s private label brand offering dependable, value-focused tools, test accessories, and production supplies that provide customers with practical alternatives to national brands.

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

Customers — TestEquity serves over 127,000 customers at 144,000 locations across the United States and abroad, primarily in Canada, Europe and Mexico with approximately 83% of TestEquity’s revenue in 2025 derived from customers in the United States. There is no significant seasonality in TestEquity’s business across its fiscal quarters. However, the number of business days in a quarter has an impact on TestEquity’s revenue and profitability.

TestEquity’s revenue percentages by customer end markets in 2025 were as follows:

End Markets	Percentage of TestEquity Revenue
Electronics manufacturing	31%
Aerospace and defense	20%
Medical	8%
Reseller	7%
Automotive	7%
General industrial	6%
Wireless and communications technology	5%
Semi-conductor production	2%
Other	14%
100%

Products — Approximately 7,000 fast-moving products are typically held in inventory across 41 distribution centers available for next day delivery. TestEquity’s revenue percentages by product categories in 2025 were as follows:

Product Category	Percentage of TestEquity Revenue
Electronic production supplies	60%
Test and measurement	26%
Fabricated product	6%
Rental and refurbished	5%
Other	3%
100%

TestEquity has 32 key suppliers that made up approximately 38% of TestEquity’s purchases in 2025. In total, TestEquity purchases from approximately 2,300 suppliers across the marketplace.

Human Capital Resources — TestEquity supports a culture of continuous improvement and integrity. TestEquity prides itself on its ability to meet its customers’ needs in a driven and progressive manner. As of December 31, 2025, TestEquity’s workforce had 1,140 individuals, comprised of approximately 370 in sales and marketing, 600 in operation and distribution and 170 in administration and support.

Gexpro Services

Gexpro Services is a world-class global supply chain solutions provider, specializing in the development of mission critical production line management, aftermarket and field installation programs. Gexpro Services provides comprehensive supply chain management solutions, including a full technology suite offering of VMI, kitting, global logistics management, manufacturing localization and import expertise, value engineering and quality assurance. Gexpro Services’ end-to-end project management is designed to support OEMs with their engineered material specifications, fulfillment, and quality requirements to improve their total cost of ownership. Gexpro Services has manufacturing and supply chain operations in over 35 service center sites across thirteen countries including key geographies in North America, South America, Asia,

Europe, and the Middle East. Gexpro Services serves customers in six vertical markets, including renewables, industrial power, consumer and industrial, technology, transportation, and aerospace and defense.

Background and Operations — As a top distributor and service provider to the OEM market, Gexpro Services has approximately 3,300 suppliers offering approximately 53,000 products. These products are inventoried and sourced through 32 locations in North America, South America, Asia, Europe and the Middle East.

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

Customers — Gexpro Services serves over 2,100 customers in over 52 countries through its 32 facilities. In 2025, approximately 74% of Gexpro Services’ revenues were generated in the United States. Through its customer base, Gexpro Services provides VMI services with over 155,000 installed bins which allow its customers to maintain the necessary on-hand inventory levels to support their production cycles. Gexpro Services’ value-added processes for its customers include VMI, packaging and kitting, engineering, product standardization when appropriate, sales and technical support, global sourcing and quality assurance.

Approximately 70% of Gexpro Services’ revenue in 2025 was from customers under long-term agreements. Gexpro Services’ largest customer represented approximately 18% of Gexpro Services’ 2025 total revenue while the top 20 customers represented approximately 83% of Gexpro Services’ 2025 total revenue.

Gexpro Services has existing customers in many different industry end markets. Gexpro Services’ revenue percentages by customer end markets in 2025 were as follows:

End Markets	Percentage of Gexpro Services Revenue
Renewable energy	33%
Industrial power	18%
Transportation	17%
Aerospace and defense	13%
Consumer and industrial	11%
Technology	8%
100%

Products — Gexpro Services’ revenue percentages by product categories in 2025 were as follows:

Product Category	Percentage of Gexpro Services Revenue
Hardware	45%
Electrical	24%
Fabrications	16%
Mechanical	15%
100%

Approximately 61% of Gexpro Services’ suppliers are based in the United States, which helps limit the risk of increased freight and logistics costs; however, many of these suppliers source their products from overseas. Gexpro Services maintains favorable and long-tenured relationships with approximately 3,300 suppliers, with the largest supplier representing approximately 2% of Gexpro Services’ total product purchases in 2025 while the top 10 suppliers represented approximately 16% of total product purchases in 2025.

Human Capital Resources — Gexpro Services supports a culture of continuous improvement and integrity. Gexpro Services prides itself on being a full value provider to its customers supported with a team committed to providing world-class customer service. As of December 31, 2025, Gexpro Services’ workforce had approximately 800 individuals, comprised of approximately 250 in sales and marketing, 460 in operation and distribution and 90 in management and administration.

Canada Branch Division

Canada Branch Division is a wholesale distributor providing product and service solutions for the industrial, government, commercial and residential contractor markets for the Canadian MRO market.

Background and Operations — Canada Branch Division combines the operations of our Bolt Supply House (“Bolt”) and Source Atlantic subsidiaries, which distribute industrial MRO supplies, safety products, fasteners, and related value-add services to the Canadian MRO market primarily through the sale of products to its walk-up customers through 35 branch locations.

Strategic Focus — Canada Branch Division combines the operations of our Bolt and Source Atlantic subsidiaries, which distribute industrial MRO supplies, safety products, fasteners, power tools and related value-add services to the Canadian MRO market through the sale of products and services via warehouse shipments and to its walk-up customers through 35 branch locations.

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

Customers — During 2025, the Canada Branch Division segment sold products to over 42,000 distinct customers. Canada Branch Division’s largest customer accounted for approximately 5% of consolidated revenue. Approximately 100% of Canada Branch Division’s revenue was generated in Canada. Although seasonality is not significant, due to fewer selling days and less activity during the holiday season, revenue in the fourth quarter is historically lower than the first three quarters of the year.

Canada Branch Division’s customers operate in a variety of industries. Revenue percentages by customer end markets in 2025 were as follows:

End Markets	Percentage of Canada Branch Division Revenue
Machining and manufacturing	31%
Contractors	23%
Government and military	9%
Forestry	6%
Utilities	6%
Wholesale	5%
Mining and oil & gas	3%
Shipbuilding and repair	3%
Transportation	2%
Engineering and consulting	1%
Other	11%
100%

Canada Branch Division’s customers include a wide range of purchasers of industrial supply products from small independent contractors to large manufacturers, and governmental and military accounts.

Products — Canada Branch Division’s revenue percentages by product categories in 2025 were as follows:

Product Category	Percentage of Canada Branch Division Revenue
Safety	17%
Fasteners	14%
Plumbing	10%
Mobile valve	10%
Tools and equipment	9%
Industrial - Other	8%
Machine	6%
Cutting tools and abrasives	5%
Power transmission	5%
Engineering	3%
Other	13%
100%

Canada Branch Division offers over 85,000 different products of which approximately 53,700 products are maintained in distribution centers and physical store branch locations. Canada Branch Division strives to carry sufficient inventory to ensure product availability. Accurate forecasting of customer demand is essential to establish the proper level of inventory for each product. Inventory levels need to be sufficient to meet customer demand while avoiding the costs of stocking excess items.

During 2025, Canada Branch Division purchased products from approximately 3,000 suppliers with the largest supplier representing approximately 9% of total product purchases in 2025. Canada Branch Division maintains favorable and long-tenured relationships with its suppliers. The loss of one core supplier could affect operations by hindering the ability to provide full service to customers.

Human Capital Resources — Canada Branch Division supports a culture of continuous improvement and integrity and prides itself on its committed team that is driven to meet customers’ needs through quality service. As of December 31, 2025,

Canada Branch Division’s workforce had approximately 630 individuals: approximately 400 in operation and distribution, 90 in sales and marketing and 140 in management and administration.

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

Information About Our Executive Officers

The executive officers of DSG as of February 2, 2026 were as follows:

Name	Age	Year First Named to Present Office	Position
J. Bryan King	54	2022	Chairman, President and Chief Executive Officer
Ronald J. Knutson	62	2014	Executive Vice President, Chief Financial Officer and Treasurer
Cesar A. Lanuza	54	2022	President and Chief Executive Officer, Lawson Products, Inc.
Robert H. Connors	61	2019	President and Chief Executive Officer, Gexpro Services
Barry Litwin	59	2025	President and Chief Executive Officer, Test Equity
David S. Lambert	52	2021	Vice President, Controller and Chief Accounting Officer

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

Mr. Lanuza has served as President and Chief Executive Officer of Lawson since April 2022. Prior to joining the Company, Mr. Lanuza served as Chief Executive Officer and Director of Jon-Don, LLC from September 2018 through April 2022.

Mr. Connors has served as President and Chief Executive Officer of Gexpro Services since 2019.

Mr. Litwin has served as President and Chief Executive Officer of Test Equity since July 2025. Prior to joining the Company, Mr. Litwin served as Chief Executive Officer of Global Industrial Company, an industrial and MRO distribution company, publicly traded on the NYSE from January 2019 through August 2024.

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

Our ability to rapidly process customer orders is an integral component of our overall business strategy. Interruptions at our company-operated facilities or disruptions at a major transportation center or shipping port, due to events such as severe weather, labor interruptions, natural disasters, acts of terrorism, trade restrictions, government-imposed quotas or other events, could adversely affect our ability to maintain core products in inventory or deliver products to our customers on a timely basis or adversely affect demand for our products, which may in turn adversely affect our business, financial condition and results of operations. Similarly, other supply chain disruptions have impacted our ability to maintain certain core products in inventory and deliver products to customers on a timely basis and may continue to impact our ability to do so. Such supply chain disruptions may adversely affect our business, financial condition and results of operations.

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

We depend on our information and communication systems to process orders, purchase and manage inventory, maintain cost-effective operations, sell and ship products, manage accounts receivable collections and serve our customers. Disruptions in the operation of information and communication systems can occur due to a variety of factors including power outages, hardware failure, programming faults, cyber incidents and human error. Disruptions in the operation of our information and communication systems, whether over a short or an extended period of time or affecting one or multiple distribution centers, could have a material adverse effect on our business, financial condition and results of operations.

Cyber-attacks or other information security incidents could have a material adverse effect on our business strategy, results of operations or financial condition and subject us to additional legal costs.

We are increasingly dependent on digital technology to process and record financial and operating data and communicate with our employees, customers, suppliers and other business partners. During the normal course of business we receive, retain and transmit certain confidential information that our customers provide to purchase products or services or to otherwise communicate with us, as well as certain potentially sensitive information about our employees and other persons and entities.

Our technologies, systems, networks and data and information processes (and those of our customers, suppliers and other business partners) have been, and may in the future be, the target of cyber-attacks and/or information security incidents that may have resulted in, or may in the future result in, the unauthorized release, misuse, loss or destruction of proprietary, personal and other information, or other disruption of our business operations, including compromise of our email systems. For example, from time to time our email systems (and those of our customers, suppliers and other business partners communicating with us) have been subjected to malicious attacks, including phishing attacks. Such attacks or incidents could have a material adverse effect on our business strategy, results of operations or financial condition and subject us to additional legal costs.

The techniques used by criminals to obtain unauthorized access to sensitive data change frequently and often are not recognizable until launched against a target or until a breach has already occurred. Accordingly, we may be unable to anticipate these techniques or implement adequate preventative measures. In addition, we are exposed to growing and evolving risks arising from the use of AI technologies by bad actors to commit fraud, misappropriate funds and facilitate cyberattacks. As cyber threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and fix any information security vulnerabilities.

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

The increased use of AI may impact our industry and the markets in which we compete, and the development and use of AI presents potential competitive and other risks.

We have begun incorporating AI capabilities into our business. We have also increased our investments in developing, managing and implementing AI for our business. The increased use of AI may have a significant impact on customer demand and market dynamics in our industry and there may be a need to increase the rate of adoption of AI to maintain competitiveness. AI presents risks, challenges, and unintended consequences that could affect its rate and success of adoption, and therefore our business, and there is no assurance that our use of AI or incorporation of AI capabilities into our business will benefit our business. If we fail to use AI to improve our operations as anticipated or as well as our competitors, this could have a materially adverse impact on our business strategy, results of operations or financial condition. In addition, any use of AI by us in a manner that is not in compliance with applicable law or any of our contractual or other obligations could also lead to regulatory or legal action, potential liability, loss of business, and other negative effects that could have a materially adverse impact on our business strategy, results of operations or financial condition.

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

There may be difficulties in integrating certain operations of businesses we acquire with our other operations, and the failure to successfully combine those operations within our expected timetable could adversely affect our future results and the market price of our common stock.

One of our growth strategies is to actively pursue additional acquisition opportunities which complement our business model. However, there are risks associated with pursuing acquisitions, which include the incurrence of significant transaction costs without the guarantee that such transactions will be completed and the risk that we may not realize the anticipated benefits of the acquisition once it is completed. Many of the businesses we acquire involve the combination of businesses that previously operated as independent businesses. Management has devoted and will continue to devote significant attention and resources to combine the business operations of acquired businesses with our other business operations. This may divert the time and attention of our management team and diminish their time to manage our businesses, service existing customers, attract new customers, develop new products, services and strategies and identify other beneficial opportunities.

If we fail to successfully identify the right opportunities and/or to successfully integrate the acquired businesses, operations, technologies, systems and/or personnel with those of DSG, or if any significant business activities are interrupted as a result of this process, this could adversely affect our business, financial condition and results of operations.

Furthermore, it is possible that following an acquisition, the business acquired could lose key employees. If we are not able to fully realize the anticipated savings and synergies from the acquisitions in a timely manner, or the cost to achieve these synergies is greater than expected, we may not fully realize the anticipated benefits (or any benefits) of the acquisitions, or it may take longer than expected to realize any benefits. The failure to fully or timely realize the anticipated benefits could have a negative effect on the market price of DSG common stock.

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

As a result of our acquisitions, we have recorded a significant amount of goodwill and other intangible assets on our consolidated balance sheet as of December 31, 2025. In accordance with generally accepted accounting principles in the United States (“GAAP”), our management periodically assesses our goodwill and other intangible assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, an inability to effectively integrate acquired businesses, unexpected significant changes, planned changes in use of the assets, divestitures and market capitalization declines may impair goodwill and other intangible assets. Any charges relating to such impairments could materially and adversely affect our results of operations in the periods recognized, which could result in an adverse effect on the market price of DSG common stock.

Changes that affect governmental and other tax-supported entities, including but not limited to changes arising from geopolitical instability and military hostilities, could negatively impact our revenue and earnings.

A portion of our revenue is derived from the United States military and other governmental and tax-supported entities. These entities are largely dependent upon government budgets and require adherence to certain laws and regulations, including sanctions. Such sanctions could include restrictions on selling or importing goods, services, or technology in or from affected regions and travel bans and asset freezes impacting connected individuals and political, military, business, and financial organizations. In addition, geopolitical instability and military hostilities, such as the Russia-Ukraine military conflict and United States military operations in Venezuela, could negatively impact our business. Although we have not, do not currently and do not plan to conduct business operations in Russia, Belarus, Ukraine or Venezuela, it is not possible to predict the broader consequences of these conflicts, which could include sanctions, embargoes or other geopolitical instability. Any decrease in the levels of defense and other governmental spending or the introduction of more stringent governmental regulations and oversight could lead to reduced revenue or an increase in compliance costs which would adversely affect our business, financial condition and results of operations.

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

One of our growth strategies is to actively pursue additional acquisition opportunities which complement our business model. These acquired businesses are typically private companies and may not have in place the financial organization, reporting and controls which are required for a U.S. public company. The cost of implementing this type of financial organization, reporting and controls in respect of the acquired business and integrating their financial reporting processes with our financial reporting processes may be significant. Limitations in the acquired businesses’ financial organization, reporting and controls, or an inability to effectively integrate their financial reporting processes with our financial reporting processes, has in the past resulted in, and may in the future lead to, material weaknesses in our internal controls. These limitations could also lead to a violation of our indebtedness covenants or cause us to miss an SEC reporting deadline or otherwise fail to comply with an applicable law or regulation.

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

We had $704.4 million of indebtedness as of December 31, 2025, which includes a significant amount of indebtedness under our Amended Credit Agreement (as defined in Note 9 – Debt in Item 8. Financial Statements and Supplementary Data). In addition, we may be able to incur a significant amount of additional indebtedness, subject to the terms and restrictions of our Amended Credit Agreement. Our indebtedness could have significant consequences on our future operations, including:

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

Government efforts to combat inflation, or other interest rate pressures, could lead to higher financing costs.

The global macroeconomic environment has experienced challenges in recent years, including high rates of inflation. In response, government entities have taken various actions to combat inflation, such as raising interest rate benchmarks. If there is an increase in inflation, government entities may implement efforts to combat such increase in inflation, which could include, among other things, raising interest rate benchmarks, maintaining interest rate benchmarks at elevated levels and/or failing to lower interest rate benchmarks. Such government efforts, or other interest rate pressures, could lead to higher financing costs and have material adverse effect on our business, financial condition and results of operations.

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

Based on a Schedule 13D filed with the SEC by LKCM and various other persons and entities (as amended through February 12, 2025), entities affiliated with LKCM beneficially owned in the aggregate approximately 36.4 million shares of DSG common stock as of February 12, 2025, representing approximately 78.7% of the outstanding shares of DSG common stock as of December 31, 2025. J. Bryan King, Chairman and Chief Executive Officer of the Company, is a Principal of LKCM. In addition, M. Bradley Wallace, a director of the Company, is a Founding Partner of LKCM Headwater Investments, the private capital investment group of LKCM. As a result, LKCM has significant influence over the outcome of matters requiring a stockholder vote, including the election of directors and the approval of other significant matters, and LKCM’s interests may not align with the interests of other stockholders. This concentration of ownership could also have the effect of delaying or preventing a change of control or other business combination that might be beneficial to our stockholders.

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

We are subject to income taxation at federal and state levels in the United States and to income taxation in numerous non-U.S. jurisdictions. Our results of operations could be adversely affected by changes in the Company’s effective tax rate as a result of changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets, audits by taxing authorities or changes in tax laws, regulations and their interpretation. From time-to-time changes in tax laws or regulations may be proposed or enacted that could adversely affect our overall tax liability. In addition, the Organization for Economic Cooperation and Development (“OECD”), which represents a coalition of member countries, has recommended fundamental tax reform affecting the taxation of multinational corporations, including the Base Erosion and Profit Shifting (“BEPS”) project, which in part aims to address international corporate tax avoidance. The OECD reached agreement among over 140 countries to implement a minimum 15% tax rate on certain multinational enterprises, commonly referred to as Pillar Two. Although the U.S. has not yet enacted legislation to adopt Pillar Two, certain countries in which we operate have already adopted, or are in the process of adopting, legislation to implement Pillar Two. For the year ended December 31, 2025, the Company determined that there was no material impact on our tax provision as a result of Pillar Two. The Company continues to monitor U.S. and global legislative action related to Pillar Two for potential impacts. In addition, changes in applicable tax laws and regulations could affect our ability to realize our deferred tax assets, which could adversely affect our results of operations.

From time to time we may become subject to income tax audits, sales tax audits or similar proceedings, and as a result we may incur additional costs and expenses or owe additional taxes, interest and penalties that may negatively impact our operating results.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company’s determination of its tax liability is subject to review by applicable domestic and foreign tax authorities. As of December 31, 2025, we were subject to U.S. federal income tax examinations for the years 2022 through 2024 and income tax examinations from various other jurisdictions for the years 2018 through 2024.
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

We have business operations and/or sales in a number of foreign countries. Compliance with diverse legal and regulatory requirements, including in connection with the movement or repatriation of cash, may be costly and time-consuming and require significant resources. Violations could result in significant fines or monetary damages, sanctions, prohibitions or restrictions on doing business and damage to our reputation. In addition, operating in foreign countries requires us to manage the potential conflicts between locally accepted business practices in any given jurisdiction and our obligations to comply with laws and regulations with respect to such jurisdictions, including anti-corruption laws or regulations applicable to DSG, such as the U.S. Foreign Corrupt Practices Act (the “FCPA”) and the UK Bribery Act 2010 (the “UKBA”). The U.S., U.K. and other foreign agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against companies for violations of export controls, the FCPA, the UKBA, and other laws, rules, sanctions, embargoes and regulations, including those established by the Office of Foreign Assets Control. Any violation of these legal requirements, even if prohibited by our policies, procedures and controls, could subject us to criminal or civil enforcement actions or penalties for non-compliance or otherwise have an adverse effect on our business and reputation.

Our ability to use our net operating losses and certain other tax attributes may be subject to limitations.

At December 31, 2025, the Company had $21.4 million of U.S. federal net operating loss carryforwards which were generated after 2017 and are not subject to expiration and $85.2 million of various state net operating loss carryforwards which expire at varying dates between 2026 and 2037. Our ability to use our net operating losses and certain other tax attributes may be subject to limitations, which may adversely impact on our future tax liability and cash flows.

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

Increases in the cost of raw materials used in our products (e.g., steel, brass, copper), quotas imposed on any cross border supplies within our businesses, increases in or continuation of any tariffs or imposition of any new tariffs, increases in natural gas, electricity and other energy costs and increases in freight and other costs necessary to produce and transport our products, as well as other inflationary pressures, could raise the production costs of our vendors. Those vendors have typically looked to pass their higher costs along to us through price increases. If we are unable to fully pass along any such increased prices and costs through to our customers or to modify our activities, the impact could have an adverse effect on our operating profit margins and financial condition. On the other hand, a decrease in oil prices may result in weaker demand from oil and gas customers in the future, resulting in lower net sales. Changes in trade policies, increases in or continuation of any tariffs or imposition of any new tariffs, and other inflationary pressures could also affect our sourcing of products and ability to secure sufficient products and/or impact the cost or price of our products, with potentially negative impacts on our reported gross profits and results of operations.

Enhanced tariffs, changes in trade policies and changes in import and export regulations of U.S. and foreign governments may have a negative effect on global economic conditions, financial markets and our cost of goods, which may result in lower operating margins.

There is currently significant uncertainty about the future relationship between the United States and various other countries with respect to trade policies, treaties, tariffs and taxes. For example, the U.S. presidential administration has threatened or imposed new or increased tariffs on imports from various countries, including China, Mexico and Canada. These actions have resulted in and are expected to continue to result in retaliatory measures on U.S. goods. If maintained, the tariffs and the potential escalation of trade disputes could pose a significant risk to our business and if we are unable to fully pass along any resulting increased prices and costs through to our customers or to modify our activities, the impact could have an adverse effect on our gross profit margins and financial condition. The extent and duration of the tariffs and the resulting impact on general economic conditions on our business are uncertain and depend on various factors, including negotiations between the United States and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand for our products in affected markets. Further, actions we take to adapt to new tariffs or trade restrictions may cause us to modify our operations or forgo business opportunities. Likewise, tariffs and import and export regulations could also limit the availability of our products, prompt our customers to seek alternative products or supply sources and provide an opportunity for competitors not subject to such tariffs to establish a presence in markets where we conduct our business.

Supply chain constraints, inflationary pressure and labor shortages could impact our cost of goods and other costs and expenses, which may result in lower gross profit margins and/or otherwise materially adversely affect our business, financial condition and results of operations.

Our businesses have been and may continue to be impacted by supply chain constraints, resulting in inflationary pressure on material costs, longer lead times, port congestion, and increased freight costs. This could result in challenges in acquiring and receiving inventory in a timely fashion and fulfilling customer orders. In addition, we have been and may continue to be impacted by labor shortages. This could result in challenges in fulfilling customer orders and can have a negative impact on our operating results as we may be required to utilize higher-cost temporary labor. We have also experienced and continue to experience inflationary pressure in other areas that adversely impact our cost of goods sold and other costs and expenses. While we instituted various price increases during 2023, 2024 and 2025 in response to rising supplier costs, as well as increased transportation and labor costs, there can be no assurance that future cost increases can be partially or fully passed on to customers, or that the timing of such sales price increases will match our supplier cost increases. As a result, we are unable to predict the impact of these constraints on our business, financial condition and results of operations.

The Company is exposed to the risk of foreign currency changes.

A number of our subsidiaries are located and operate outside the United States, and each uses the currency in such foreign country as its functional currency. Operating results denominated in foreign currencies are translated into U.S. dollars when consolidated into our financial statements. Therefore, we are exposed to market risk relating to the fluctuation of value of such foreign currencies (including the Canadian dollar, Mexican peso, British pound sterling, the Euro, Danish krone, Brazilian real, Chinese yuan, Turkish lira, Indian rupee, Malaysian ringgit, Indonesian rupiah and Singapore dollar) relative to the U.S. dollar that could adversely affect our financial condition and operating results.

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

We have not experienced any cybersecurity incidents in the last four years that have materially affected the business strategy, results of operations, or financial condition of the Company. For more information regarding how cybersecurity threats could materially affect our business strategy, results of operations or financial condition, see “Cyber-attacks or other information security incidents could have a material adverse effect on our business strategy, results of operations or financial condition and subject us to additional legal costs.” in Item 1A. Risk Factors.

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

ITEM 2. PROPERTIES.

Our principal executive office is located in Fort Worth, Texas. As of December 31, 2025, we owned or leased multiple properties in the United States and abroad, including office spaces, distribution centers, warehouses and branch retail locations.

Owned and leased properties by reportable segment as of December 31, 2025 are summarized below.

	Number of Properties
	Lawson	TestEquity	Gexpro Services	Canada Branch Division	All Other(1)
Offices	2	5	3	2	1
Distribution centers/warehouses	7	41	32	1	—
Branch locations	5	—	—	35	—
Other (2)	1	—	—	—	—
Total	15	46	35	38	1
(1)Includes our principal executive office.
(2)Unoccupied facility related to a discontinued business in a prior year.

While we believe that our facilities are adequate to meet our current needs, we will continue to assess the location and operation of our facilities to determine whether they meet the strategic needs of our business.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, the Company is a party to various legal proceedings that have arisen in the ordinary course of business. While the Company is unable to predict the outcome of these lawsuits with certainty, it believes that the ultimate resolution will not have, either individually or in the aggregate, a material adverse effect on the Company’s business, consolidated financial position, cash flows, or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Stock Price Data

The DSG common stock is traded on the Nasdaq Global Select Market under the symbol of DSGR. On February 27, 2026, the closing sales price of our common stock was $29.90 and the number of stockholders of record was 238. We did not declare or pay dividends in 2025, 2024 or 2023 and the Company currently has no plans to declare or pay dividends in the foreseeable future. Dividends are subject to certain restrictions based on terms detailed in our Amended Credit Agreement. Information about our equity compensation plans may be found in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this report, which is hereby incorporated by reference.

Repurchases of Equity Securities

The Board of Directors previously authorized a stock repurchase program that permits the Company to repurchase DSG common stock from time to time in open market transactions, privately negotiated transactions or by other methods. In November 2025 the Board of Directors increased the repurchase program by $30.0 million, bringing the total authorized to $67.5 million. We had $32.9 million of remaining availability under the stock repurchase program as of December 31, 2025. The stock repurchase program does not have an expiration date.

The following table summarizes repurchases of DSG common stock for the three months ended December 31, 2025 under the repurchase program described above and excludes shares withheld from employees to satisfy tax withholding requirements on option exercises and other equity-based transactions. For additional information about our repurchases of DSG common stock, see Note 2 – Summary of Significant Accounting Policies and Note 11 – Stockholders’ Equity in Item 8. Financial Statements and Supplementary Data.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in millions)
October 1 through October 31, 2025	58,501	$29.57	58,501	$4.6
November 1 through November 30, 2025	65,210	$26.59	65,210	$32.9
December 1 through December 31, 2025	—	$—	—	$32.9
Total	123,711		123,711

Stock Price Performance Graph
The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent we specifically incorporate it by reference into such filing.

The following stock performance graph compares the cumulative total stockholder return of DSG common stock against the Russell 2000 Index and a peer group (the “Peer Group”). The Peer Group is composed of W.W. Grainger, Inc., Fastenal Company, MSC Industrial Direct Co., Inc., Applied Industrial Technologies, Inc., DXP Enterprises, Inc. and Global Industrial Company. This peer group was selected based on a review of publicly available information about these companies and our determination that they are primarily other small-cap industrial companies with a similar margin structure to that of the Company. The graph assumes the value of the investment in our DSG common stock and each index was $100 at December 31, 2020 and all dividends paid by those companies included in the indices were reinvested. The graph is based on historical data and is not necessarily indicative of future performance.

Comparison of 5-Year Cumulative Total Return
$300
$250
$200
$150
$100
$50
Total Shareholder Return ($)
2020
2021
2022
2023
2024
2025
Year Ended
DSG
Russell 2000 Index
Peer Group

	December 31,
	2020	2021	2022	2023	2024	2025
DSG	$100.00	$107.58	$72.42	$124.01	$135.17	$107.62
Russell 2000 Index	$100.00	$114.82	$91.35	$106.82	$119.14	$134.41
Peer Group	$100.00	$132.79	$129.19	$191.05	$237.35	$255.47

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of DSG’s financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and related notes included in this Annual Report on Form 10-K.

This section of this Annual Report on Form 10-K generally discusses the years ended December 31, 2025 and 2024 and the year-over-year comparisons between the years ended December 31, 2025 and 2024. Discussions of items for the year ended December 31, 2023, and the year-over-year comparisons between the years ended December 31, 2024 and 2023 that are not included in this Annual Report on Form 10-K can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in DSG’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 6, 2025.

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

Lawson is a distributor of specialty products and services to the industrial, commercial, institutional and government MRO marketplace.

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

Canada Branch Division combines the operations of our Bolt and Source Atlantic subsidiaries, which distribute industrial MRO supplies, safety products, fasteners, power tools and related value-add services to the Canadian MRO market through the sale of products and services via warehouse shipments and to its walk-up customers through 35 branch locations.

In addition to these four reportable segments, we have an “All Other” category which includes unallocated DSG holding company costs that are not directly attributable to the ongoing operating activities of our reportable segments.

Recent Events

2025 Debt Amendment

In December 2025, the Company amended and expanded the senior secured facility through 2030. The new facility includes $700 million of term debt and a revolving credit arrangement of $400 million, an increase over the previous revolver capacity of $255 million. Refer to Note 9 – Debt within Item 8. Financial Statements and Supplementary Data for additional information about the Amended Credit Agreement.

Share Repurchase Increase

In November 2025, the Board authorized a $30.0 million increase to the Company’s existing stock repurchase program for shares of DSG common stock. As a result of the additional authorization, the aggregate repurchase authorization under the Company’s repurchase program for shares of DSG common stock increased from $37.5 million to $67.5 million. The remaining availability for stock repurchases under the stock repurchase program was $32.9 million at December 31, 2025.

Sales Drivers

DSG believes that the Purchasing Managers Index (“PMI”) published by the Institute for Supply Management is an indicative measure of the relative strength of the economic environment of the industry in which it operates. The PMI is a composite index of economic activity in the U.S. manufacturing sector. A measure of the PMI index above 50 is generally viewed as indicating an expansion of the manufacturing sector while a measure below 50 is generally viewed as representing a contraction. The average monthly PMI was 48.9 in the year ended December 31, 2025, compared to 48.3 in the year ended December 31, 2024, and 47.1 in the year ended December 31, 2023.

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

TestEquity Sales Drivers

The North American market for test and measurement, industrial, and electronic production supplies is highly fragmented, with competition ranging from global to regional distributors. We believe TestEquity stands out through its portfolio of specialized brands, technical knowledge, and digital platforms, each tailored to serve specific needs across the electronics lifecycle. These brands maintain unique identities and address every stage of the electronics process—from R&D to assembly and ongoing maintenance. This multi-brand approach enables TestEquity to offer an extensive product range, expert support, and tailored technical solutions, positioning it as a trusted partner across diverse customer requirements.

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

Canada Branch Division Sales Drivers

Canada Branch Division combines the operations of our Bolt and Source Atlantic subsidiaries, which distribute industrial MRO supplies, safety products, fasteners, power tools and related value-add services to the Canadian MRO market through the sale of products and services via warehouse shipments and to its walk-up customers through 35 branch locations. Source Atlantic was acquired in 2024 to expand DSG’s operating footprint in the Canadian market.

Canada Branch Division’s strategy is to grow revenue through increasing wallet share with existing customers, via introduction of new product lines and services in geographic areas that were underserviced previously. Additionally, Canada Branch Division will engage new customers and additional ship-to locations with its national sales team.

Supply Chain Disruptions and Tariffs

We continue to be affected by rising supplier costs caused by inflation, and increased tariffs, transportation and labor costs. We have instituted various price increases during 2023, 2024 and 2025 in response to rising supplier costs, increased tariffs, transportation and labor costs in order to attempt to manage our gross profit margins.

Factors Affecting Comparability to Prior Periods

Our results of operations are not directly comparable on a year-over-year basis due to various business combinations. We account for acquisitions under Accounting Standards Codification 805, Business Combinations (“ASC 805”). Accordingly, the results of acquisitions are only included subsequent to their respective acquisition dates. Refer to Note 3 – Business and Asset Acquisitions within Item 8. Financial Statements and Supplementary Data for a description of each acquisition completed in 2024 and the reportable segment that each acquisition’s respective results of operations is included in.

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

Non-GAAP Adjusted EBITDA

Management believes Adjusted EBITDA is an important measure of the Company’s operating performance and may provide investors with additional meaningful comparisons between current results and results in prior operating periods because Adjusted EBITDA excludes certain non-operational or non-cash items whose fluctuations from period to period do not necessarily correspond to changes in the operating performance of our business and consequently may impact the overall comparability from period to period. We define Adjusted EBITDA as operating income plus depreciation and amortization, stock-based compensation, severance and acquisition related retention costs, costs related to the execution and integration of acquisitions, amortization of fair value step-up resulting from acquisitions and other non-recurring items. Management uses operating income and Adjusted EBITDA to evaluate the performance of its reportable segments. See Note 14 – Segment Information within Item 8. Financial Statements and Supplementary Data for additional information about our reportable segments.

The following table provides a reconciliation of Net income (loss) to Adjusted EBITDA on a consolidated basis and Operating income (loss) to Adjusted EBITDA by segment for the years ended December 31, 2025 and 2024. A reconciliation of Net income (loss) to Adjusted EBITDA by segment is not provided because management does not determine or review net income at the segment level and does not allocate non-operating costs and expenses to its segments, such as income taxes, interest expense, and various other non-operating income and expense.

Reconciliation of Net Income (Loss) to Non-GAAP Adjusted EBITDA (Unaudited)

	Year Ended December 31, 2025
(in thousands)	Lawson	TestEquity	Gexpro Services	Canada Branch Division	All Other	Consolidated
Net income (loss)						$8,345
Income tax expense (benefit)						11,066
Other income (expense), net						2,500
Change in fair value of earnout liabilities						1,000
Interest expense						55,352
Operating income (loss)	$18,763	$14,405	$48,811	$7,714	$(11,430)	$78,263
Depreciation and amortization	27,074	33,032	14,128	6,645	—	80,879
Stock-based compensation(1)	2,926	1,787	413	—	1,546	6,672
Severance and acquisition related retention expenses(2)	2,620	1,579	511	770	—	5,480
Acquisition related costs(3)	109	(178)	(129)	329	34	165
Inventory step-up(4)	—	—	—	—	—	—
Other non-recurring(5)	150	326	—	172	3,134	3,782
Adjusted EBITDA	$51,642	$50,951	$63,734	$15,630	$(6,716)	$175,241

	Year Ended December 31, 2024
(in thousands)	Lawson	TestEquity	Gexpro Services	Canada Branch Division	All Other	Consolidated
Net income (loss)						$(7,332)
Income tax expense (benefit)						6,796
Other income (expense), net						358
Change in fair value of earnout liabilities						988
Interest expense						55,145
Operating income (loss)	$14,555	$3,967	$36,533	$6,024	$(5,124)	$55,955
Depreciation and amortization	24,349	30,799	15,489	3,739	—	74,376
Stock-based compensation(1)	4,132	433	—	—	668	5,233
Severance and acquisition related retention expenses(2)	4,937	17,791	460	49	(1)	23,236
Acquisition related costs(3)	7,023	2,251	1,501	23	(656)	10,142
Inventory step-up(4)	1,066	—	—	1,816	—	2,882
Other non-recurring(5)	337	1,047	1,792	—	257	3,433
Adjusted EBITDA	$56,399	$56,288	$55,775	$11,651	$(4,856)	$175,257

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

Composition of Results of Operations

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

RESULTS OF OPERATIONS FOR 2025 AS COMPARED TO 2024

Consolidated Results of Operations

	Year Ended December 31,
	2025		2024
(Dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue

Revenue
Lawson	$481,088	24.3%	$469,044	26.0%
TestEquity	783,237	39.6%	771,180	42.7%
Gexpro Services	496,655	25.1%	440,723	24.4%
Canada Branch Division	221,426	11.2%	125,099	6.9%
Intersegment revenue elimination	(2,383)	(0.1)%	(1,942)	(0.1)%
Total Revenue	1,980,023	100.0%	1,804,104	100.0%
Cost of goods sold
Lawson	217,058	11.0%	211,784	11.7%
TestEquity	613,707	31.0%	595,368	33.0%
Gexpro Services	341,685	17.3%	302,228	16.8%
Canada Branch Division	147,910	7.5%	82,897	4.6%
Intersegment cost of goods sold elimination	(2,375)	(0.1)%	(1,948)	(0.1)%
Total Cost of goods sold	1,317,985	66.6%	1,190,329	66.0%
Gross profit	662,038	33.4%	613,775	34.0%
Selling, general and administrative expenses
Lawson	245,267	12.4%	242,705	13.5%
TestEquity	155,125	7.8%	171,845	9.5%
Gexpro Services	106,159	5.4%	101,962	5.7%
Canada Branch Division	65,802	3.3%	36,178	2.0%
All Other	11,422	0.6%	5,130	0.3%
Total Selling, general and administrative expenses	583,775	29.5%	557,820	30.9%
Operating income (loss)	78,263	4.0%	55,955	3.1%
Interest expense	(55,352)	(2.8)%	(55,145)	(3.1)%
Change in fair value of earnout liabilities	(1,000)	(0.1)%	(988)	(0.1)%
Other income (expense), net	(2,500)	(0.1)%	(358)	—%
Income (loss) before income taxes	19,411	1.0%	(536)	—%
Income tax expense (benefit)	11,066	0.6%	6,796	0.4%
Net income (loss)	$8,345	0.4%	$(7,332)	(0.4)%

Overview of Consolidated Results of Operations

Our consolidated revenue increased $175.9 million for 2025 compared to 2024 primarily driven by $121.5 million of revenue from acquisitions completed in 2024 and an increase in organic revenue of $54.4 million. Consolidated Gross profit and Selling, general and administrative expenses also increased over the prior year primarily driven by the 2024 acquisitions of ESS, S&S Automotive, Source Atlantic, TCR and ConRes TE (each as defined in Note 3 – Business and Asset Acquisitions in Item 8. Financial Statements and Supplementary Data).

Refer to Results by Reportable Segment below for a complete discussion of our results of operations.

Results by Reportable Segment

Lawson Segment

	Year Ended December 31,		Change
(Dollars in thousands)	2025	2024	Amount	%

Revenue from external customers	$480,768	$468,976	$11,792	2.5%
Intersegment revenue	320	68	252	370.6%
Revenue	481,088	469,044	12,044	2.6%
Cost of goods sold	217,058	211,784	5,274	2.5%
Gross profit	264,030	257,260	6,770	2.6%
Selling, general and administrative expenses	245,267	242,705	2,562	1.1%
Operating income (loss)	$18,763	$14,555	$4,208	28.9%
Gross profit margin	54.9%	54.8%

Adjusted EBITDA(1)	$51,642	$56,399	$(4,757)	(8.4)%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of operating income to Adjusted EBITDA.

Revenue and Gross Profit

Revenue increased $12.0 million, or 2.6%, to $481.1 million in 2025 compared to revenue of $469.0 million in 2024. The increase was primarily driven by $17.0 million of additional revenue generated from the acquisitions completed in 2024, partially offset by a decline in military customer sales of $5.2 million.

Gross profit increased $6.8 million, or 2.6%, to $264.0 million in 2025 compared to gross profit of $257.3 million in 2024 primarily as a result of the inclusion of $9.2 million of additional gross profit from the acquisitions completed in 2024 partially offset by lower revenue for legacy Lawson. Lawson gross profit as a percentage of revenue was 54.9% in 2025 compared to gross profit as a percentage of revenue of 54.8% in the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of compensation and support for Lawson sales representatives as well as expenses to operate Lawson’s distribution network and overhead expenses.

Selling, general and administrative expenses increased $2.6 million to $245.3 million in 2025 compared to $242.7 million in 2024. The increase was driven primarily by additional selling, general and administrative expenses of approximately $3.8 million due to the acquisitions completed in 2024, higher employee related costs of $5.8 million and higher depreciation and amortization expense of $2.7 million partially offset by a decrease in severance expense, merger and acquisition expenses and stock based compensation of $2.3 million, $6.9 million and $1.2 million, respectively.

Adjusted EBITDA

During 2025, Lawson generated Adjusted EBITDA of $51.6 million, a decrease of 8.4% or $4.8 million from the prior year primarily driven by lower organic revenue and higher selling, general and administrative expenses primarily from higher employee related costs, partially offset by additional contributions of approximately $4.4 million generated by the acquisitions completed in 2024.

TestEquity Segment

	Year Ended December 31,		Change
(Dollars in thousands)	2025	2024	Amount	%

Revenue from external customers	$782,367	$770,866	$11,501	1.5%
Intersegment revenue	870	314	556	177.1%
Revenue	783,237	771,180	12,057	1.6%
Cost of goods sold	613,707	595,368	18,339	3.1%
Gross profit	169,530	175,812	(6,282)	(3.6)%
Selling, general and administrative expenses	155,125	171,845	(16,720)	(9.7)%
Operating income (loss)	$14,405	$3,967	$10,438	263.1%
Gross profit margin	21.6%	22.8%

Adjusted EBITDA(1)	$50,951	$56,288	$(5,337)	(9.5)%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of operating income (loss) to Adjusted EBITDA.

Revenue and Gross Profit

Revenue increased $12.1 million, or 1.6%, to $783.2 million in 2025 compared to $771.2 million in 2024. The increase was primarily driven by $7.2 million of revenue generated from the acquisition completed in 2024, and an increase of $19.0 million in the test and measurement, rentals, chambers, fabrication value added and calibration business, partially offset by a $14.1 million decrease in electronic production supplies and printing value added services.

Gross profit decreased $6.3 million to $169.5 million in 2025 compared to $175.8 million in 2024. The decrease was primarily driven by $3.4 million of higher depreciation expense due to the expansion of the rental equipment fleet from the 2024 acquisition of ConRes TE and a sales mix shift toward test and measurement which have lower margins. TestEquity gross profit as a percentage of revenue decreased to 21.6% in 2025 compared to 22.8% in the prior year primarily due to higher depreciation expense on the expanded rental equipment fleet, higher inventory write-offs of $1.2 million and a shift in sales mix toward test and measurement which have lower margins partially offset by favorability in vendor rebates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of compensation and support for TestEquity’s sales representatives and expenses to operate TestEquity’s distribution network and overhead expenses.

Selling, general and administrative expenses decreased $16.7 million to $155.1 million in 2025 compared to $171.8 million in 2024. The decrease was primarily driven by a decrease in severance and acquisition related retention expense of $16.2 million and merger and acquisition expenses of $2.4 million primarily related to the 2023 acquisition of Hisco, partially offset by an increase in stock based compensation of $1.4 million.

Adjusted EBITDA

During 2025, TestEquity generated Adjusted EBITDA of $51.0 million, a decrease of $5.3 million, or 9.5%, from the same period a year ago primarily driven by lower gross margins and higher employee compensation expenses partially offset by additional net margins of $7.7 million generated from the 2024 acquisition of ConRes TE.

Gexpro Services Segment

	Year Ended December 31,		Change
(Dollars in thousands)	2025	2024	Amount	%

Revenue from external customers	$495,495	$439,163	$56,332	12.8%
Intersegment revenue	1,160	1,560	(400)	(25.6)%
Revenue	496,655	440,723	55,932	12.7%
Cost of goods sold	341,685	302,228	39,457	13.1%
Gross profit	154,970	138,495	16,475	11.9%
Selling, general and administrative expenses	106,159	101,962	4,197	4.1%
Operating income (loss)	$48,811	$36,533	$12,278	33.6%
Gross profit margin	31.2%	31.4%

Adjusted EBITDA(1)	$63,734	$55,775	$7,959	14.3%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of operating income to Adjusted EBITDA.

Revenue and Gross Profit

Revenue increased $55.9 million, or 12.7%, to $496.7 million in 2025 compared to $440.7 million in 2024. There was one less selling day in the year ended December 31, 2025, compared to the same period a year ago. A selling day generally represents a business day in which Gexpro Services ships products to its customers. Average daily sales increased 13.1% over the same period a year ago. The increase in revenue was primarily driven by increased sales in the renewable energy, aerospace and defense and technology vertical markets of $25.3 million, $15.8 million, and $8.0 million, respectively, and additional revenue generated from the 2024 acquisition of TCR of $3.9 million. This was partially offset by softness within the consumer and industrial vertical market. Tariff costs passed through in the form of product price increases accounted for approximately 1.6% or $7.1 million of the 2025 revenue growth.

Gross profit increased $16.5 million to $155.0 million in 2025 compared to $138.5 million in 2024 primarily due to higher revenue. Gexpro Services’ gross profit as a percentage of revenue was 31.2% in 2025 compared to 31.4% in the prior year period. The gross profit margin percentage decrease for 2025 was primarily the result of a sales mix shift and tariff costs not recovered through price increases to customers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of sales and marketing expenses primarily relating to compensation, costs associated with supporting Gexpro Services’ service facilities, overhead expenses within finance, legal, human resources and information technology, and other costs required to operate Gexpro Services’ business.

Selling, general, and administrative expenses increased $4.2 million to $106.2 million in 2025 compared to $102.0 million in 2024. The increase was primarily due to $2.0 million of additional expenses driven by the 2024 acquisition of TCR, investments of $2.0 million to support 2025 new commercial investments, an increase in stock-based compensation of $0.4 million and additional expenses to support the increase in revenue. These were partially offset by lower merger and acquisition expenses of $1.6 million and a reduction to non-recurring strategic project consulting costs of $1.8 million.

Adjusted EBITDA

During 2025, Gexpro Services generated Adjusted EBITDA of $63.7 million, an increase of $8.0 million, or 14.3% from 2024 primarily driven by higher organic revenue, managing gross profit margins and leveraging Selling, general, and administrative expenses over a higher sales base.

Canada Branch Division Segment

	Year Ended December 31,		Change
(Dollars in thousands)	2025	2024	Amount	%

Revenue from external customers	$221,393	$125,099	$96,294	77.0%
Intersegment revenue	33	—	33	—%
Revenue	221,426	125,099	96,327	77.0%
Cost of goods sold	147,910	82,897	65,013	78.4%
Gross profit	73,516	42,202	31,314	74.2%
Selling, general and administrative expenses	65,802	36,178	29,624	81.9%
Operating income (loss)	$7,714	$6,024	$1,690	28.1%
Gross profit margin	33.2%	33.7%

Adjusted EBITDA(1)	$15,630	$11,651	$3,979	34.2%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of operating income to Adjusted EBITDA.

Revenue and Gross Profit

Revenue increased $96.3 million, or 77.0%, to $221.4 million in 2025 compared to $125.1 million in 2024. The increase was primarily driven by $93.4 million of additional revenue generated from the acquisition of Source Atlantic completed in 2024.

Gross profit increased $31.3 million to $73.5 million in 2025 compared to gross profit of $42.2 million in 2024 primarily as a result of the inclusion of $30.7 million of additional gross profit from the acquisition of Source Atlantic completed in 2024. Gross profit as a percentage of revenue decreased to 33.2% in 2025 compared to 33.7% in the prior year primarily due to the lower gross profit margin profile of Source Atlantic as compared to Bolt.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for Canada Branch Division consist of compensation, expenses to operate its distribution network and branch locations and overhead expenses.

Selling, general and administrative expenses increased $29.6 million to $65.8 million in 2025 compared to $36.2 million in 2024. Approximately $29.6 million of the increased expenses, including depreciation, was driven by the acquisition of Source Atlantic completed in 2024.

Adjusted EBITDA

During 2025, Canada Branch Division generated Adjusted EBITDA of $15.6 million, an increase of $4.0 million, or 34.2% from the same period a year ago with an increase of approximately $3.4 million driven by the acquisition of Source Atlantic completed in 2024.

Consolidated Non-operating Income and Expense

	Year Ended December 31,		Change
(Dollars in thousands)	2025	2024	Amount	%

Interest expense	$(55,352)	$(55,145)	$(207)	0.4%
Change in fair value of earnout liabilities	$(1,000)	$(988)	$(12)	1.2%
Other income (expense), net	$(2,500)	$(358)	$(2,142)	N/M
Income tax expense (benefit)	$11,066	$6,796	$4,270	62.8%
N/M Not meaningful

Interest Expense

Interest expense was flat in 2025 compared to 2024 as higher average borrowings in 2025 were partially offset with lower interest rates in 2025.

Change in Fair Value of Earnout Liabilities

The $1.0 million expense in 2025 and the $1.0 million expense in 2024 related to the change in fair value of the earnout liabilities associated with the Frontier acquisition.

Other Income (Expense), Net

Other income (expense), net consists of effects of changes in foreign currency exchange rates, interest income, net and other non-operating income and expenditures. The $2.1 million change in 2025 compared to 2024 was primarily due to unfavorable changes in foreign currency exchange rates and an unfavorable decrease in interest income.

Income Tax Expense (Benefit)

Income tax expense was $11.1 million, a 57.0% effective tax rate for the year ended December 31, 2025 compared to income tax expense of $6.8 million and a (1,267.9)% effective tax rate for the prior year. The change in the year-over-year effective tax rate was primarily due to a change in valuation allowances related to interest expense limitation deferred tax assets. The disproportionate effective tax rates were caused by limitations on the deductibility of interest expense and other permanent items on pre-tax income for the year ended December 31, 2025, compared to a small pre-tax loss in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $61.8 million on December 31, 2025, compared to $66.5 million on December 31, 2024.

The Company believes its current balances of cash and cash equivalents, availability under its Amended Credit Agreement and cash flows from operations will be sufficient to meet its liquidity needs for the next twelve months. In December 2025, the Company amended and expanded the senior secured facility through 2030. The new facility includes $700 million of term debt and a revolving credit arrangement of $400 million, an increase over the previous revolver capacity of $255 million. The Company used the proceeds from the initial term loan to repay the existing $709 million outstanding under the Original Credit Agreement (as defined in Note 9 – Debt within Item 8. Financial Statements and Supplementary Data). Refer to Note 9 – Debt within Item 8. Financial Statements and Supplementary Data for additional information about the Amended Credit Agreement. As of December 31, 2025, the Company had $61.8 million of cash and cash equivalents and $393.7 million of borrowing availability remaining, net of outstanding letters of credit, under the Amended Credit Agreement.

Our primary short-term and long-term liquidity and capital resource needs are to finance operating expenses, working capital, capital expenditures, potential business acquisitions, strategic initiatives and general corporate purposes. Our current debt obligations under the Amended Credit Agreement mature in December 2030. Required principal payments on the Amended Credit Agreement for the next twelve months are $35.0 million. Refer to Note 9 – Debt within Item 8. Financial Statements and Supplementary Data for additional information related to our debt obligations. Access to debt capital markets has historically provided the Company with sources of liquidity, beyond normal operating cash flows. We do not currently anticipate having difficulty in obtaining financing from those markets in the future, however, we cannot provide assurance that unforeseen events or events beyond our control (such as a potential tightening of debt capital markets, including in response to the implementation of new tariffs as part of the U.S. trade policy and any reciprocal or retaliatory tariffs thereto) will not have a material adverse impact on our liquidity.

Sources and Uses of Cash

The following table presents a summary of our cash flows:

(in thousands)	December 31, 2025	December 31, 2024	Change
Net cash provided by (used in) operating activities	$83,849	$56,453	$27,396
Net cash provided by (used in) investing activities	$(29,492)	$(229,683)	$200,191
Net cash provided by (used in) financing activities	$(64,266)	$159,301	$(223,567)

Cash Provided by (Used in) Operating Activities

Net cash provided by operations for the year ended December 31, 2025 was $83.8 million primarily due to net income including non-cash items, partially offset by investments in trade working capital and other net cash flow items.

Net cash provided by operations for the year ended December 31, 2024 was $56.5 million, primarily due to non-cash items, partially offset by a net loss, payments of $34.6 million related to the Hisco retention bonuses and other net cash flow items.

Cash Provided by (Used in) Investing Activities

Net cash used in investing activities for the year ended December 31, 2025 was $29.5 million, primarily due to the purchase of property, plant and equipment and rental equipment, partially offset by the sale of property, plant and equipment and rental equipment.

Net cash used in investing activities for the year ended December 31, 2024 was $229.7 million, primarily due to the purchase of ESS, S&S Automotive, Source Atlantic, TCR and ConRes TE as well as purchases of property, plant and equipment and rental equipment. This was partially offset by the sale of property, plant and equipment and rental equipment.

Cash Provided by (Used in) Financing Activities

Net cash used in financing activities for the year ended December 31, 2025 was $64.3 million primarily due to the repayment of previous indebtedness in conjunction with the December 2025 debt refinancing of the Original Credit Agreement with the Amended Credit Agreement, principal payments on the previous term loans and repurchases of DSG common stock under the repurchase program. This was partially offset by proceeds from the Amended Credit Agreement. During 2025, deferred financing costs of $4.6 million were incurred related to the Amended Credit Agreement.

Net cash provided by financing activities for the year ended December 31, 2024 was $159.3 million primarily due to borrowings under the Company’s credit facility partially offset by principal payments on the term loans. In conjunction with the Source Atlantic Transaction, the Company borrowed $200 million under the incremental term loan facility on August 14, 2024. During 2024, deferred financing costs of $2.1 million were incurred related to the Original Credit Agreement.

Financing and Capital Requirements

Credit Facility

In December 2025, the Company amended and expanded the senior secured facility through 2030. The new facility includes $700 million of term debt and a revolving credit arrangement of $400 million, an increase over the previous revolver capacity of $255 million and permits the Company to increase the commitments under the credit facility from time to time by up to $500 million in the aggregate, subject to, among other things, receipt of additional commitments from existing and/or new lenders and pro forma compliance with certain financial covenants. The Company used the proceeds from the initial term loan to repay the existing $709 million outstanding under the Original Credit Agreement. Refer to Note 9 – Debt within Item 8. Financial Statements and Supplementary Data for additional information about the Amended Credit Agreement.

On December 31, 2025, we had $704.4 million in outstanding borrowings under the Amended Credit Agreement and $393.7 million of borrowing availability remaining, net of outstanding letters of credit, under the senior secured revolving credit facility component.

As of December 31, 2025, we were in compliance with all financial covenants under our Amended Credit Agreement. While we were in compliance with our financial covenants as of December 31, 2025, failure to meet the covenant requirements of the Amended Credit Agreement in future quarters could lead to higher financing costs and increased restrictions, reduce or eliminate our ability to borrow funds, or accelerate the payment of our indebtedness and could have a material adverse effect on our business, financial condition and results of operations.

Purchase Commitments

As of December 31, 2025, we had contractual commitments to purchase approximately $240 million of products from our suppliers and contractors over the next twelve months.

Capital Expenditures

During the year ended December 31, 2025, total net capital expenditures for property, plant and equipment and rental equipment were $26.8 million including proceeds from the sale of property, plant and equipment and rental equipment. The Company expects to spend approximately $25 million to $30 million for net capital expenditures during 2026 to support ongoing operations.

Stock Repurchase Program

The Company’s Board of Directors previously authorized a stock repurchase program that permits the Company to repurchase DSG common stock. The timing and the amount of any repurchases will be determined by management under parameters established by the Board of Directors and depend on various factors including an evaluation of our stock price, corporate and regulatory requirements, capital availability and other market conditions. In November 2025, the Board of Directors increased the existing stock repurchase program by $30.0 million bringing the total authorized stock repurchase program to $67.5 million.

During 2025, the Company repurchased 776,924 shares of DSG common stock at an average cost of $30.26 per share for a total cost of $23.5 million. During 2024, the Company repurchased 85,644 shares of DSG common stock at an average cost of $30.13 per share for a total cost of $2.6 million. The remaining availability for stock repurchases under the program was $32.9 million at December 31, 2025. See Note 11 – Stockholders’ Equity within Item 8. Financial Statements and Supplementary Data for further information.

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

The loans under the Amended Credit Agreement bear interest, at the Company’s option, at a rate equal to (i) the Alternate Base Rate or the Canadian Prime Rate (each as defined in the Amended Credit Agreement), plus, in each case, an additional margin ranging from 0.00% to 1.75% per annum, depending on the total net leverage ratio of the Company and its restricted subsidiaries as of the most recent determination date under the Amended Credit Agreement or (ii) the Adjusted Term SOFR Rate or the Adjusted Daily Simple SOFR (each as defined in the Amended Credit Agreement), plus, in each case, an additional margin ranging from 1.00% to 2.75% per annum, depending on the total net leverage ratio of the Company and its restricted subsidiaries as of the most recent determination date under the Amended Credit Agreement. Refer to Note 9 – Debt within Item 8. Financial Statements and Supplementary Data for additional information about the Amended Credit Agreement.

As of December 31, 2025, 100% of our debt was floating rate debt. A hypothetical increase/decrease in interest rates of 100 basis points would increase/decrease our annual interest expense by approximately $7.0 million. We have not entered into, and currently do not intend to enter into, interest rate swaps or other derivative financial instruments to mitigate the impact of fluctuations in interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following information is presented in this item:

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Distribution Solutions Group, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Distribution Solutions Group, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule included under Item 15(a)(1) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 5, 2026 expressed an unqualified opinion.

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

Critical audit matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2023.

Dallas, Texas
March 5, 2026

Distribution Solutions Group, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$61,753	$66,479
Restricted cash	13,573	15,247
Accounts receivable, less allowances of $6,472 and $2,416, respectively	271,331	250,717
Inventories	353,374	348,226
Prepaid expenses and other current assets	46,893	31,505
Total current assets	746,924	712,174
Property, plant and equipment, net	126,605	125,524
Rental equipment, net	38,956	39,376
Goodwill	467,905	462,789
Deferred tax asset, net	1,196	136
Customer relationships intangibles, net	143,503	171,184
Trade names and other intangibles, net	82,552	98,579
Cash value of life insurance	21,567	19,916
Right of use operating lease assets	111,117	91,962
Other assets	8,296	5,615
Total assets	$1,748,621	$1,727,255
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$151,234	$125,575
Current portion of long-term debt	35,470	40,476
Current portion of lease liabilities	20,624	18,951
Accrued expenses and other current liabilities	84,137	81,259
Total current liabilities	291,465	266,261
Long-term debt, less current portion, net	664,196	693,903
Lease liabilities	98,821	77,758
Deferred tax liability, net	20,147	22,265
Other liabilities	24,645	26,525
Total liabilities	1,099,274	1,086,712
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $1 par value:
Authorized - 500,000 shares, issued and outstanding - None	—	—
Common stock, $1 par value:
Authorized - 70,000,000 shares Issued - 47,860,312 and 47,738,290 shares, respectively Outstanding - 46,180,700 and 46,856,757 shares, respectively	46,180	46,856
Capital in excess of par value	686,183	677,473
Retained deficit	(33,694)	(42,039)
Treasury stock - 1,679,612 and 881,533 shares, respectively	(43,998)	(19,631)
Accumulated other comprehensive income (loss)	(5,324)	(22,116)
Total stockholders’ equity	649,347	640,543
Total liabilities and stockholders’ equity	$1,748,621	$1,727,255

See notes to Consolidated Financial Statements

Distribution Solutions Group, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenue	$1,980,023	$1,804,104	$1,570,402
Cost of goods sold	1,317,985	1,190,329	1,018,527
Gross profit	662,038	613,775	551,875

Selling, general and administrative expenses	583,775	557,820	508,884
Operating income (loss)	78,263	55,955	42,991

Interest expense	(55,352)	(55,145)	(42,774)
Change in fair value of earnout liabilities	(1,000)	(988)	758
Other income (expense), net	(2,500)	(358)	(2,982)

Income (loss) before income taxes	19,411	(536)	(2,007)
Income tax expense (benefit)	11,066	6,796	6,960

Net income (loss)	$8,345	$(7,332)	$(8,967)

Basic income (loss) per share of common stock(1)	$0.18	$(0.16)	$(0.20)

Diluted income (loss) per share of common stock(1)	$0.18	$(0.16)	$(0.20)

Comprehensive income (loss)
Net income (loss)	$8,345	$(7,332)	$(8,967)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	16,792	(16,946)	4,906
Other	—	—	(120)
Comprehensive income (loss)	$25,137	$(24,278)	$(4,181)
(1) The accompanying Consolidated Financial Statements and notes thereto have been retroactively adjusted to reflect the two-for-one stock split completed in August 2023. See Note 1 – Nature of Operations and Basis of Presentation for details.

See notes to Consolidated Financial Statements

Distribution Solutions Group, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands, except share data)

	Common Stock(1)		Capital in Excess of Par Value(1)			Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Outstanding Shares	$1 Par Value		Retained Deficit	Treasury Stock
Balance at January 1, 2023	38,833,568	$38,834	$572,379	$(25,736)	$(12,526)	$(9,956)	$562,995
Net income (loss)	—	—	—	(8,967)	—	—	(8,967)
Foreign currency translation adjustment	—	—	—	—	—	4,906	4,906
Stock-based compensation	—	—	3,732	—	—	—	3,732
Stock-based compensation liability paid in shares	—	—	227	—	—	—	227
Shares issued	85,842	86	(86)	—	—	—	—
Shares issued - earnout	3,400,000	3,400	(3,400)	—	—	—	—
Issuance of common stock in rights offering	4,444,444	4,444	94,025	—	—	—	98,469
Shares issued through employee share purchase plan	144,608	144	3,109	—	—	—	3,253
Compensation expense related to employee share purchase plan	—	—	427	—	—	—	427
Repurchases of common stock(2)	(138,725)	(139)	139	—	(3,619)	—	(3,619)
Tax withholdings related to net share settlements of stock-based compensation awards	(11,378)	(11)	11	—	(287)	—	(287)
Other(3)	—	—	591	(4)	(2)	(120)	465
Balance at December 31, 2023	46,758,359	$46,758	$671,154	$(34,707)	$(16,434)	$(5,170)	$661,601
Net income (loss)	—	—	—	(7,332)	—	—	(7,332)
Foreign currency translation adjustment	—	—	—	—	—	(16,946)	(16,946)
Stock-based compensation	—	—	4,467	—	—	—	4,467
Stock-based compensation liability paid in shares	—	—	870	—	—	—	870
Shares issued	202,672	203	877	—	—	—	1,080
Repurchases of common stock(2)	(85,644)	(86)	86	—	(2,580)	—	(2,580)
Tax withholdings related to net share settlements of stock-based compensation awards	(18,630)	(19)	19	—	(617)	—	(617)
Balance at December 31, 2024	46,856,757	$46,856	$677,473	$(42,039)	$(19,631)	$(22,116)	$640,543
Net income (loss)	—	—	—	8,345	—	—	8,345
Foreign currency translation adjustment	—	—	—	—	—	16,792	16,792
Stock-based compensation	—	—	7,157	—	—	—	7,157
Shares issued	122,022	122	755	—	—	—	877
Repurchases of common stock(2)	(776,924)	(778)	778	—	(23,753)	—	(23,753)
Tax withholdings related to net share settlements of stock-based compensation awards	(21,155)	(21)	21	—	(614)	—	(614)
Other(3)	—	1	(1)	—	—	—	—
Balance at December 31, 2025	46,180,700	$46,180	$686,183	$(33,694)	$(43,998)	$(5,324)	$649,347
(1) The accompanying Consolidated Financial Statements and notes thereto have been retroactively adjusted to reflect the two-for-one stock split completed in August 2023. See Note 1 – Nature of Operations and Basis of Presentation for details.
(2) Includes adjustments for net excise tax liability.
(3) Adjustments for rounding.
See notes to Consolidated Financial Statements

Distribution Solutions Group, Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities
Net income (loss)	$8,345	$(7,332)	$(8,967)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	80,879	74,376	63,588
Amortization of debt issuance costs	3,197	2,922	2,420
Stock-based compensation	6,672	5,233	7,940
Compensation expense related to employee share purchases	—	—	427
Deferred income taxes	(4,008)	(6,649)	(8,028)
Change in fair value of earnout liabilities	1,000	988	(758)
(Gain) loss on sale of rental equipment	(4,867)	(2,813)	(2,675)
(Gain) loss on sale of property, plant and equipment	(708)	(61)	294
Charge for step-up of acquired inventory	—	2,882	3,582
Net realizable value adjustment and write-offs for obsolete and excess inventory	7,321	6,612	8,990
Bad debt expense	4,429	863	784
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(21,437)	(1,423)	18,020
Inventories	(7,239)	(9,227)	(1,236)
Prepaid expenses and other current assets	(18,197)	(869)	931
Accounts payable	23,602	11,338	3,048
Accrued expenses and other current liabilities	3,989	(21,254)	13,667
Other changes in operating assets and liabilities	871	867	259
Net cash provided by (used in) operating activities	83,849	56,453	102,286
Investing activities
Purchases of property, plant and equipment	(21,015)	(13,684)	(15,337)
Proceeds from sale of property, plant and equipment	990	3,662	—
Business acquisitions, net of cash acquired	(2,176)	(199,423)	(259,835)
Asset acquisitions	—	(15,853)	—
Purchases of rental equipment	(19,480)	(9,509)	(9,341)
Proceeds from sale of rental equipment	12,749	5,124	5,990
Other	(560)	—	—
Net cash provided by (used in) investing activities	(29,492)	(229,683)	(278,523)
Financing activities
Proceeds from revolving lines of credit	264,757	211,599	180,982
Payments on revolving lines of credit	(260,660)	(213,634)	(302,083)
Proceeds from term loans	700,000	200,000	305,000
Payments on term loans	(739,625)	(32,750)	(26,375)
Deferred financing costs	(4,648)	(2,064)	(3,419)
Proceeds from rights offering, net of offering costs of $1,531	—	—	98,469
Repurchase of common stock	(23,753)	(2,580)	(3,619)
Shares repurchased held in treasury	(614)	(617)	(287)
Proceeds from employees for share purchases	—	—	3,253
Stock option exercises	877	—	—
Payment of financing lease principal	(600)	(653)	(515)
Payment of earnout	—	—	(1,000)
Net cash provided by (used in) financing activities	(64,266)	159,301	250,406
Effect of exchange rate changes on cash and cash equivalents	3,509	(3,971)	717
Increase (decrease) in cash, cash equivalents and restricted cash	(6,400)	(17,900)	74,886
Cash, cash equivalents and restricted cash at beginning of period	81,726	99,626	24,740
Cash, cash equivalents and restricted cash at end of period	$75,326	$81,726	$99,626
Cash and cash equivalents	$61,753	$66,479	$83,931
Restricted cash	13,573	15,247	15,695
Total cash, cash equivalents and restricted cash	$75,326	$81,726	$99,626
See notes to Consolidated Financial Statements

Distribution Solutions Group, Inc.
Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)

	Year Ended December 31,
	2025	2024	2023

Supplemental disclosure of cash flow information
Net cash paid for income taxes	$18,187	$15,259	$12,422
Net cash paid for interest	$51,872	$52,905	$38,048
Net cash paid for interest on supply chain financing	$2,725	$2,889	$2,581

Non-cash activities:
Additions of property, plant and equipment included in accounts payable	$490	$457	$361
Right of use assets obtained in exchange for finance lease liabilities	$404	$821	$616
Right of use assets obtained in exchange for operating lease liabilities	$38,877	$14,515	$19,424

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

Canada Branch Division combines the operations of our Bolt and Source Atlantic subsidiaries, which distribute industrial MRO supplies, safety products, fasteners, power tools and related value-add services to the Canadian MRO market through the sale of products and services via warehouse shipments and to its walk-up customers through 35 branch locations.

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

Cash, Cash Equivalents, and Restricted Cash — The Company considers all liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amount of the Company’s cash equivalents at December 31, 2025 and December 31, 2024 approximates fair value. Cash balances at individual banks may exceed the federally insured limit by the Federal Deposit Insurance Corporation (the “FDIC”). The Company has not experienced any material losses in such accounts.

Allowance for Credit Losses — The Company evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings, substantial down-grading of credit ratings), a specific reserve for bad debts is recorded against amounts due to reduce the receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes reserves for bad debts based on current and forecasted probability of collection, economic conditions, historical experience of bad debt write-offs as a percentage of accounts receivable outstanding, and other significant events that may impact the collectibility of accounts receivable. Uncollected trade receivables are written off when identified to be unrecoverable.

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

To reduce the cost basis of inventory to a lower of cost or net realizable value, a write-down is recorded for slow-moving and obsolete inventory based on historical experience and monitoring of current inventory activity. Estimates are used to determine the necessity of recording these write-downs based on periodic detailed analysis using both qualitative and quantitative factors. As part of this analysis, the Company considers several factors including the inventories’ length of time on hand, historical sales, product shelf life, product life cycle, product category and product obsolescence. In general, depending on the product category, we write-down inventory with low turnover at higher rates than inventory with higher turnover.

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

Security Bonus Plan — The Company has a security bonus plan which was previously created for the benefit of its Lawson independent sales representatives, under the terms of which participants are credited with a percentage of their annual net commissions. The aggregate amounts credited to participants’ accounts vest 25% after five years, and an additional 5% vests each year thereafter upon qualification for the plan. On January 1, 2013, the Company converted all of its Lawson U.S. independent sales representatives to employees. The security bonuses for those converted employees continue to vest, but their accounts are no longer credited with a percentage of net commissions. For financial reporting purposes, amounts are charged to operations over the vesting period. The security bonus plan is partially funded by an $8.7 million investment in the cash surrender value in life insurance of certain employees which is included as a component of Cash value of life insurance in the Consolidated Balance Sheets. As of December 31, 2025, the $7.4 million liability is primarily included in Other liabilities in the Consolidated Balance Sheets with the remaining portion included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets.

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

Goodwill — The Company had $467.9 million of goodwill at December 31, 2025 and $462.8 million of goodwill at December 31, 2024. Goodwill represents the cost of business acquisitions in excess of the fair value of identifiable net tangible and intangible assets acquired. The Company reviews goodwill for potential impairment annually on October 1st, or when an event or other circumstances change that would more likely than not reduce the fair value of the asset below its carrying value.

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

Impairment of Long-Lived Assets — The Company reviews its long-lived assets, including property, plant and equipment, right of use assets and definite life intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. Recoverability is measured by a comparison of the assets carrying amount to their expected future undiscounted net cash flows. If such assets are considered to be impaired, the impairment to be recognized is measured based on the amount by which the carrying amount of the asset exceeds its fair value. No impairments occurred in 2025, 2024 or 2023.

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

Earnings per Share — Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of shares of common stock and, if dilutive, common stock equivalents outstanding during the period. Diluted earnings per share reflect the potential dilution from the exercise or conversion of outstanding performance awards, stock options, market stock units and restricted stock units into common stock. The dilutive effect of these common stock equivalents is reflected in diluted earnings per share by application of the treasury stock method. Contingently issuable shares are considered outstanding common shares and included in basic EPS as of the date that all necessary conditions have been satisfied (i.e., when issuance of the shares is no longer contingent). For diluted EPS, the contingently issuable shares should be included in the denominator of the diluted EPS calculation as of the beginning of the interim period in which the conditions are satisfied and the earnout arrangements have been resolved.

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

Gains and losses resulting from foreign intercompany transactions are included as a component of net income or loss each reporting period unless the transactions are of a long-term-investment nature and settlement is not planned or anticipated in the foreseeable future, in which case the gains and losses are recorded as a component of Accumulated other comprehensive income or loss in the Consolidated Balance Sheets. Foreign currency transaction losses of $3.0 million, $0.4 million and $1.5 million were recorded for 2025, 2024 and 2023, respectively, as a component of Other income (expense) in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Treasury Stock — The Company accounts for treasury stock using the cost method and includes treasury stock as a component of stockholders’ equity. The cost of the common stock repurchased and held in treasury during 2025, 2024 and 2023 was $24.4 million, $3.2 million and $3.9 million, respectively. The Company records the repurchase of shares of its common stock at cost on the settlement date of the transaction. In accordance with the Inflation Reduction Act, as amended, the Company is subject to a 1% excise tax on the net repurchase of its stock, which is recorded as a direct cost of the transaction in the period of repurchase within treasury stock.

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

Reclassifications — Certain prior period amounts have been reclassified to conform to the current period presentation, primarily relating to the disaggregation of intangible assets on the consolidated balance sheet. These reclassifications did not result in any changes to previously reported total assets, stockholder’s equity, or net income.

Recent Accounting Pronouncements - Adopted

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures to require greater disaggregation of income tax disclosures related to the income tax rate reconciliation and income taxes paid. The pronouncement is effective on a prospective basis with retrospective application permitted for annual periods beginning after December 15, 2024, with early adoption permitted. The adoption of ASU 2023-09 has been applied on a prospective basis to the current annual period. Prior period disclosures have not been adjusted to reflect the new disclosure requirements. The Company adopted this guidance on January 1, 2025. The adoption had no material impact on the Company’s financial condition, results of operations or cash flows.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which is intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosures requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. The pronouncement is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and can be applied prospectively or retrospectively, with early adoption permitted. The Company is currently evaluating the impact of the adoption on its financial statement disclosures.

Note 3 – Business and Asset Acquisitions

DSG and its operating companies acquired businesses during 2024 and 2023. The acquisitions were accounted for under ASC 805, the acquisition method of accounting. For each acquisition, the allocation of consideration exchanged to the assets acquired and liabilities assumed was based on estimated acquisition-date fair values. The final valuations were completed within the one-year measurement period following the respective acquisition date, and any adjustments were recorded in the period in which the adjustments were determined.

2024 Acquisitions

ConRes Test Equipment

On November 18, 2024, DSG acquired the assets of ConRes Test Equipment, (“ConRes TE” and the “ConRes TE Transaction”), for a purchase price of approximately $17.0 million. These assets were acquired to expand TestEquity’s test equipment offerings and value-add service capabilities in all of our end markets. The results of operations from the assets acquired from ConRes TE are included within the TestEquity reportable segment. The acquisition was funded using DSG’s cash on hand and its revolving credit facility. This acquisition was accounted for as an asset acquisition because substantially all of the fair value of the acquired assets were concentrated in property, plant and equipment.

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
(1)    The Company paid $0.0 million of the ConRes TE deferred consideration during the years ended December 31, 2025 and 2024.

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

The following table summarizes the allocation of consideration exchanged to the estimated fair values of assets acquired and liabilities assumed, including the allocation to other intangible assets acquired:

	Tech-Component Resources Pte Ltd
(in thousands)	October 30, 2024 Acquisition Date	Measurement Period Adjustments	Adjusted Total
Accounts receivable	$923	$(53)	$870
Inventory	793	56	849
Other current assets	526	—	526
Property, plant and equipment	17	—	17
Right of use assets	5	—	5
Other intangible assets:
Customer relationships	2,250	—	2,250
Trade names	1,000	—	1,000
Deferred tax liability, net of deferred tax asset	(641)	—	(641)
Accounts payable	(295)	3	(292)
Lease liabilities	(5)	—	(5)
Accrued expenses and other liabilities	(65)	(30)	(95)
Goodwill	1,372	168	1,540
Total purchase consideration exchanged, net of cash acquired	$5,880	$144	$6,024
Cash consideration	$4,925	144	5,069
Deferred consideration(1)	955	$—	$955
Total purchase consideration exchanged, net of cash acquired	$5,880	$144	$6,024
(1)    The Company paid $0.0 million of the TCR deferred consideration during the years ended December 31, 2025 and 2024.

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

Source Atlantic

On August 14, 2024, DSG acquired all of the issued and outstanding capital stock of Source Atlantic Limited (“Source Atlantic” and the “Source Atlantic Transaction”) for a purchase price of approximately $103.5 million, net of cash acquired of $4.4 million. Source Atlantic, headquartered in Saint John, New Brunswick, Canada, is a wholesale distributor of industrial MRO supplies, safety products, fasteners, and related value-add services for the Canadian MRO market. Source Atlantic has 21 branch locations across Canada with a heavy focus in Eastern Canada. Source Atlantic was acquired to expand DSG’s operating footprint in the Canadian market. The results of operations of Source Atlantic are included within the Canada Branch Division reportable segment. The acquisition was funded with borrowings under the Company’s Original Credit Agreement. Refer to Note 9 – Debt for information about the Original Credit Agreement.

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
(2) The Company paid $1.0 million and $0.0 million of the Source Atlantic deferred consideration during the years ended December 31, 2025 and 2024, respectively.

Following the initial fair value measurement, the Company updated the purchase price allocation for Source Atlantic primarily related to the ongoing review of the opening balance sheet and revised certain assumptions used in estimating the fair value. The adjustments resulted in a $2.0 million increase to customer relationships and trade names and a $0.7 million decrease to goodwill. Total purchase consideration, net of cash acquired increased due to working capital and other adjustments in accordance with the purchase agreement of $0.3 million. The accounting for the Source Atlantic Transaction was completed during the second quarter of 2025.

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
(1)    The Company paid $0.2 million and $0.9 million of the S&S Automotive deferred consideration during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, there is no deferred consideration remaining.

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
(1)    The Company paid $0.8 million and $0.2 million of the ESS deferred consideration during the year ended December 31, 2025 and 2024, respectively. As of December 31, 2025, there is no deferred consideration remaining.

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

The total purchase consideration exchanged for the Hisco Transaction was $267.2 million, net of cash acquired of $12.2 million, with a potential additional earn-out payment subject to Hisco achieving certain performance targets. Refer to Note 8 – Earnout Liabilities for additional information on the earn-out. Under the Hisco Purchase Agreement, DSG became obligated to pay $37.5 million in cash or DSG common stock in retention bonuses to certain Hisco employees that remain employed with Hisco or its affiliates for at least twelve months after the closing of the Hisco Transaction. Pursuant to the Hisco Purchase Agreement, the Company paid $1.8 million of the retention bonuses in 2023, $34.6 million in 2024 and the remaining balance of $1.1 million in 2025. Compensation expense was recorded over the service period for the retention bonuses as a component of Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss). Compensation expense inclusive of payroll taxes was $0.0 million for the year ended December 31, 2025, $16.3 million for the year ended December 31, 2024 and $22.8 million for the year ended December 31, 2023.

DSG funded the Hisco Transaction with borrowings under its Original Credit Agreement and proceeds raised from the Rights Offering. Refer to Note 9 – Debt for information about the Original Credit Agreement and Note 11 – Stockholders’ Equity for details on the Rights Offering.

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
(2)    The Company paid $0.0 million of the Hisco deferred consideration during 2025, $7.2 million during 2024 and $7.8 million during 2023. As of December 31, 2024, there was no deferred consideration remaining.

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

Unaudited Pro Forma Information

The following table presents estimated unaudited pro forma consolidated financial information for DSG as if the acquisitions disclosed above occurred on January 1, 2023 for the acquisitions completed during 2024 and January 1, 2022 for the acquisition completed during 2023. The unaudited pro forma information reflects adjustments including amortization on acquired intangible assets, interest expense, and the related tax effects. This information is presented for informational purposes only and is not necessarily indicative of future results or the results that would have occurred had the acquisitions been completed on the date indicated.

	Year Ended December 31,
(in thousands)	2025	2024	2023
Revenue	$1,980,023	$1,941,457	$1,998,209
Net income (loss)	$8,345	$(18,493)	$(3,855)

Actual Results of Business Acquisitions

The following table presents actual results attributable to our acquisitions that were included in the consolidated financial statements for the years ended December 31, 2025, 2024 and 2023. The results for each of the businesses acquired in these acquisitions are only included in the following table for the portion of the year of the respective acquisition that is subsequent to its respective acquisition date provided above.

	Year Ended December 31,
(in thousands)	2025	2024	2023
Revenue	$—	$111,566	$229,358
Net income (loss)	$—	$4,095	$(14,478)

The Company incurred transaction and integration costs related to completed and contemplated acquisitions of $0.2 million for the year ended December 31, 2025, $10.1 million for the year ended December 31, 2024, and $11.6 million for the year ended December 31, 2023, which are included in Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Note 4 – Revenue Recognition

Disaggregation of Revenue

The Company’s revenue is primarily comprised of product sales to customers. The Company has disaggregated revenue by geographic area and by segment as it most reasonably depicts the amount, timing and uncertainty of revenue and cash flows generated from our contracts with customers. Disaggregated consolidated revenue by geographic area (based on the location to which the product is shipped to):

	Year Ended December 31,
(in thousands)	2025	2024	2023
United States	$1,459,885	$1,389,754	$1,253,401
Canada	293,004	192,213	141,125
Europe	64,711	58,144	79,643
Pacific Rim	32,247	20,584	13,515
Latin America	117,833	131,345	74,577
Other	14,726	14,006	9,841
Intersegment revenue elimination	(2,383)	(1,942)	(1,700)
Total revenue	$1,980,023	$1,804,104	$1,570,402

See Note 14 – Segment Information for disaggregation of revenue by segment.

Rental Revenue

TestEquity rents new and used electronic test and measurement equipment to customers in multiple industries. Lawson leases parts washer machines to customers. This leased equipment is included in Rental equipment, net in the Consolidated Balance Sheets, and rental revenue is included in Revenue in the Consolidated Statements of Operations and Comprehensive Income (Loss). The unearned rental revenue related to customer prepayments on equipment leases was nominal at December 31, 2025 and December 31, 2024.

Rental revenue from operating leases:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Revenue from operating leases	$26,872	$17,519	$17,186

Contract Liabilities

Deferred consideration for the service performance obligations that have not been satisfied will be recognized within twelve months of the respective balance sheet date. The table below summarizes our changes in contract liabilities for the periods presented.

	Year Ended December 31,
(in thousands)	2025	2024	2023
Beginning balance	$3,727	$810	$2,313
Additions	5,207	3,727	810
Revenue recognized	(3,727)	(810)	(2,313)
Ending balance	$5,207	$3,727	$810

Note 5 – Supplemental Financial Statement Information

Restricted Cash

The Company has agreed to maintain restricted cash of $13.6 million under agreements with outside parties. During 2024 and 2023, escrow accounts were established in conjunction with certain business acquisitions, to be released upon meeting certain working capital and other post-closing requirements as of the contractual post-acquisition dates with a balance of $5.1 million at December 31, 2025. The Company is restricted from withdrawing this balance without the prior consent of the sellers. The remaining restricted cash balance of $8.5 million represents collateral for certain borrowings under the Amended Credit Agreement, and the Company is restricted from withdrawing this balance without the prior consent of the respective lenders.

Property, Plant and Equipment, net

Components of property, plant and equipment, net were as follows:

	December 31,
(in thousands)	2025	2024
Land	$16,566	$16,187
Buildings and improvements	67,508	63,935
Machinery and equipment	62,750	55,890
Capitalized software	21,492	12,295
Furniture and fixtures	12,275	13,251
Vehicles	6,720	5,716
Construction in progress(1)	8,112	6,284
Total	195,423	173,558
Accumulated depreciation and amortization	(68,818)	(48,034)
Property, plant and equipment, net	$126,605	$125,524
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

Depreciation expense for property, plant and equipment and amortization expense for capitalized software, which are included in Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss), were as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Depreciation expense for property, plant and equipment	$18,623	$16,125	$13,052
Amortization expense for capitalized software	$4,151	$3,287	$2,642

Rental Equipment, net

Rental equipment, net consisted of the following:

	December 31,
(in thousands)	2025	2024
Rental equipment	$68,401	$64,160
Accumulated depreciation	(29,445)	(24,784)
Rental equipment, net	$38,956	$39,376

Depreciation expense for rental equipment, which is included in Cost of goods sold in the Consolidated Statements of Operations and Comprehensive Income (Loss), was as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Depreciation expense for rental equipment	$11,620	$7,481	$7,631

Refer to Note 4 – Revenue Recognition for a discussion on the Company’s activities as lessor.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
(in thousands)	2025	2024
Accrued compensation	$29,267	$23,800
Accrued and withheld taxes, other than income taxes	10,263	10,178
Accrued customer rebates	7,847	6,366
Deferred acquisition payments and accrued earnout liabilities	6,021	6,384
Contract liabilities	5,207	3,727
Accrued severance and acquisition related retention bonus	1,966	2,864
Accrued interest	1,647	2,030
Accrued health benefits	1,615	2,234
Accrued income taxes	793	1,703
Accrued stock-based compensation	326	1,960
Other	19,185	20,013
Total accrued expenses and other current liabilities	$84,137	$81,259

Other Liabilities

Other liabilities consisted of the following:

	December 31,
(in thousands)	2025	2024
Security bonus plan	$7,165	$7,536
Deferred compensation	12,589	11,455
Other	4,891	7,534
Total other liabilities	$24,645	$26,525

Note 6 – Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by segment were as follows:

(in thousands)	Lawson	TestEquity	Gexpro Services	Canada Branch Division	Total
Balance at December 31, 2023	$155,915	$164,990	$55,743	$23,277	$399,925
Acquisitions(1)	37,177	(110)	1,372	28,942	67,381
Impact of foreign exchange rates	(494)	—	(773)	(3,250)	(4,517)
Balance at December 31, 2024	192,598	164,880	56,342	48,969	462,789
Acquisitions(1)	—	—	168	849	1,017
Impact of foreign exchange rates	277	—	1,464	2,358	4,099
Balance at December 31, 2025	$192,875	$164,880	$57,974	$52,176	$467,905
(1)    Refer to Note 3 – Business and Asset Acquisitions for information related to measurement period adjustments.

Intangible Assets

The gross carrying amount and accumulated amortization for definite-lived intangible assets were as follows:

	December 31, 2025			December 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$141,637	$(60,640)	$80,997	$141,654	$(45,386)	$96,268
Customer relationships	274,844	(131,341)	143,503	272,051	(100,867)	171,184
Other (1)	7,894	(6,339)	1,555	8,310	(5,999)	2,311
Total	$424,375	$(198,320)	$226,055	$422,015	$(152,252)	$269,763
(1)    Other primarily consists of non-compete agreements.

Amortization expense for definite-lived intangible assets is included in Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss) as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Amortization expense for intangible assets	$46,485	$47,483	$40,263

The remaining weighted-average useful lives of intangible assets as of December 31, 2025 was 3.2 years for trade names and 5.0 years for customer relationships.

The estimated aggregate amortization expense for each of the next five years and thereafter are as follows:

(in thousands)	Amortization
2026	$43,666
2027	38,585
2028	34,297
2029	30,791
2030	21,036
Thereafter	57,680
Total	$226,055

Note 7 – Leases

The Company leases property used for warehousing, distribution centers, office space, branch locations, equipment and vehicles. The components of lease cost were as follows (in thousands):

		Year Ended December 31,
Lease Type	Classification	2025	2024	2023
Operating lease expense(1)	Operating expenses	$28,264	$23,958	$21,131

Financing lease amortization	Operating expenses	582	612	546
Financing lease interest	Interest expense	103	108	93
Financing lease expense		685	720	639
Sublease income(2)		(679)	(425)	—
Net lease cost		$28,270	$24,253	$21,770
(1)    Includes short-term lease expense, which is immaterial.
(2)    The Company subleases excess property to third-party tenants. Sublease income is recognized on a straight-line basis over the sublease agreement and is recorded as an offset to operating lease expense.

The value of net assets and liabilities related to our operating and finance leases as of December 31, 2025 and December 31, 2024 was as follows (in thousands):

	December 31,
Lease Type	2025	2024
Total right of use operating lease assets	$111,117	$91,962
Total right of use financing lease assets	1,573	1,702
Total lease assets	$112,690	$93,664

Total current operating lease obligation	$20,030	$18,413
Total current financing lease obligation	594	538
Total current lease obligation	$20,624	$18,951

Total long-term operating lease obligation	$98,022	$76,759
Total long-term financing lease obligation	799	999
Total long-term lease obligation	$98,821	$77,758

The value of lease liabilities related to our operating and finance leases and sublease income as of December 31, 2025 was as follows (in thousands):

Maturity Date of Lease Liabilities	Operating Leases	Financing Leases	Total	Sublease Income
2026	$27,236	$668	$27,904	$368
2027	25,990	418	26,408	43
2028	23,326	280	23,606	44
2029	19,606	120	19,726	45
2030	12,939	47	12,986	30
Thereafter	42,793	—	42,793	—
Total lease payments	151,890	1,533	153,423	530
Less: Interest	(33,838)	(140)	(33,978)	—
Present value of lease liabilities	$118,052	$1,393	$119,445	$530

The weighted average lease terms and interest rates of leases held as of December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025		2024
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term	6.0 years	3.2 years	6.3 years	3.7 years
Weighted average interest rate	7.5%	7.1%	7.6%	7.3%

The cash outflows of leasing activity for the years ended December 31, 2025, 2024 and 2023 were as follows (in thousands):

		Year Ended December 31,
Cash Flow Source	Classification	2025	2024	2023
Operating cash flows from operating leases	Operating activities	$(26,743)	$(21,980)	$(15,516)
Operating cash flows from financing leases	Operating activities	$(104)	$(111)	$(242)
Financing cash flows from financing leases	Financing activities	$(600)	$(653)	$(515)

Refer to Note 4 – Revenue Recognition for a discussion on the Company’s activities as lessor.

Note 8 – Earnout Liabilities

Hisco Acquisition

The Hisco Transaction included a potential earn-out payment of up to $12.6 million, subject to Hisco achieving certain performance targets. The earn-out payment was to be calculated based on the gross profit of Hisco and its affiliates for the twelve months ended October 31, 2023, subject to certain adjustments and exclusions set forth in the Hisco Purchase Agreement. The fair value of the contingent consideration arrangement was classified as a Level 3 instrument and was determined using a probability-based scenario analysis approach. As of June 8, 2023 (the Hisco Transaction date), December 31, 2023, December 31, 2024 and December 31, 2025, the fair value of the earn-out was $0.1 million, $0.0 million, $0.0 million and $0.0 million, respectively, with amounts recorded in Accrued expenses and other current liabilities in the Consolidated Balance Sheets. As the performance targets were not achieved, no earn-out payment was made.

Frontier Acquisition

On March 31, 2022, Gexpro Services acquired Frontier Technologies Brewton, LLC and Frontier Engineering and Manufacturing Technologies, Inc. (“Frontier”). The consideration for the Frontier acquisition included a potential earn-out payment of up to $3.0 million based upon the achievement of certain milestones and relative thresholds during the earn out measurement period, which ended on December 31, 2024, with payments made annually beginning in 2023 and ending in 2025. During the first quarter of 2025, a $2.0 million earn-out payment was made based on the achievement of certain milestones in 2024 and cumulatively during the earn-out period. No earn-out payment was made in 2024 based on certain milestones not met in 2023. During the first quarter of 2023, a $1.0 million earn-out payment was made based on the achievement of certain milestones in 2022. No additional earn-out payments will be made subsequent to the first quarter of 2025. The fair value of the contingent consideration arrangement was classified as a Level 3 instrument and was determined using a probability-based scenario analysis approach. As of March 31, 2022 (the Frontier acquisition date), December 31, 2022, 2023, 2024 and 2025, the fair value of the earn-out was $0.9 million, $1.7 million, $0.0 million, $1.0 million and $0.0 million, respectively, with amounts recorded in Accrued expenses and other current liabilities in the Consolidated Balance Sheets. The Company recorded expense of $1.0 million, expense of $1.0 million and income of $0.7 million for changes in the fair value of the earn-out liability for the years ended December 31, 2025, 2024 and 2023, respectively, as a component of Change in fair value of earnout liabilities in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Note 9 – Debt

The Company’s outstanding long-term debt was comprised of the following:

	December 31,
(in thousands)	2025	2024
Senior secured revolving credit facility	$3,948	$—
Senior secured term loan	700,000	215,625
Senior secured delayed draw term loan	—	44,375
Incremental term loans	—	479,625
Other revolving line of credit	470	226
Total debt	704,418	739,851
Less: current portion of long-term debt	(35,470)	(40,476)
Less: deferred financing costs	(4,752)	(5,472)
Total long-term debt	$664,196	$693,903

On December 18, 2025, the Company entered into the Second Amended and Restated Credit Agreement (the “Amended Credit Agreement”), which amended and restated the Amended and Restated Credit Agreement, dated as of April 1, 2022 (as it had been amended from time to time prior to the date of the Amended Credit Agreement, the “Original Credit Agreement”), by and among the Company, certain subsidiaries of the Company as borrowers or guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.

As amended, the Amended Credit Agreement provides for (i) a $400 million senior secured revolving credit facility, with a $25 million letter of credit sub-facility and a $10 million swingline loan sub-facility, (ii) a $700 million senior secured initial term loan facility and (iii) the Company to increase the commitments thereunder from time to time by up to $500 million in the aggregate, subject to, among other things, the receipt of additional commitments from existing and/or new lenders and pro forma compliance with certain financial covenants.

The Amended Credit Agreement requires that the proceeds of any revolving credit facility loans be used for working capital and general corporate purposes (including, without limitation, permitted acquisitions). The Company used the proceeds from the initial term loan to repay the previous $709 million outstanding under the Original Credit Agreement.

The Company has unused outstanding letters of credit of $2.3 million as of December 31, 2025. Net of these letters of credit, there was $393.7 million of borrowing availability under the revolving credit facility as of December 31, 2025.

The loans under the Amended Credit Agreement bear interest, at the Company’s option, at a rate equal to (i) the Alternate Base Rate or the Canadian Prime Rate (each as defined in the Amended Credit Agreement), plus, in each case, an additional margin ranging from 0.00% to 1.75% per annum, depending on the total net leverage ratio of the Company and its restricted subsidiaries as of the most recent determination date under the Amended Credit Agreement or (ii) the Adjusted Term SOFR Rate or Adjusted Daily Simple SOFR (as defined in the Amended Credit Agreement), plus an additional margin ranging from 1.00% to 2.75% per annum, depending on the total net leverage ratio of the Company and its restricted subsidiaries as of the most recent determination date under the Amended Credit Agreement. The Amended Credit Agreement further provides that the additional margin for the period from the Effective Date (as defined in the Amended Credit Agreement) until delivery of the Company’s financial statements and compliance certificate for the first full quarter ending after the Effective Date shall be 1.50% per annum for Alternate Base Rate or Canadian Prime Rate loans and 2.50% per annum for all other loans. The effective interest rate on the senior secured revolving credit facility was 8.87% in 2025. The average effective interest rate on the term loan facilities prior to the December 18, 2025 refinancing was 6.86% in 2025. The effective interest rate on the senior secured initial term loan facility subsequent to the December 18, 2025 refinancing was 6.56% in 2025.

The Amended Credit Agreement requires the Company to pay certain closing fees, arrangement fees, administration fees, commitment fees and letter of credit fees, including a commitment fee on the daily unused amount of the revolving credit facility that will accrue at a rate ranging from 0.15% to 0.35% per annum, depending on the total net leverage ratio of the Company. These fees are reported as a component of Interest expense in the Consolidated Statements of Operations and

Comprehensive Income (Loss) and vary depending on the total net leverage ratio as defined in the Amended Credit Agreement. Fees were nominal in 2025, 2024 and 2023.

During the year ended December 31, 2025, the Company capitalized $4.6 million of deferred financing costs and expensed $3.1 million of legal fees and other third-party costs in accordance with the application of modification accounting within Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss) in connection with the Amended Credit Agreement. Deferred financing costs are amortized over the life of the debt instrument and reported as a component of Interest expense in the Consolidated Statements of Operations and Comprehensive Income (Loss). Amortization of deferred financing costs was $3.2 million, $2.9 million, and $2.4 million for 2025, 2024 and 2023, respectively. As of December 31, 2025, total deferred financing costs net of accumulated amortization were $8.7 million of which $4.7 million are included in Long-term debt, less current portion, net (related to the senior secured term loan) and $4.0 million are included in Other assets (related to the senior secured revolving credit facility) in the Consolidated Balance Sheets.

Each of the loans under the Amended Credit Agreement mature on December 18, 2030, at which time all outstanding loans, together with all accrued and unpaid interest, must be repaid and the revolving credit facility commitments will terminate. Future maturities of long-term debt are $35.0 million per year payable in equal quarterly installments during 2026, 2027, 2028 and 2029, with the remaining balance of $563.9 million due in 2030 upon maturity. The Company is also required to prepay the term loans with the net cash proceeds from any disposition of certain assets (subject to reinvestment rights) or from the incurrence of any unpermitted debt. The Company may borrow, repay and reborrow the revolving loans until December 18, 2030, prepay any of the term loans, and terminate any of the commitments, in whole or in part, at any time without premium or penalty, subject to certain conditions and the reimbursement of certain lender costs in the case of prepayments of certain types of loans.

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

The Amended Credit Agreement contains various covenants, including financial maintenance covenants requiring the Company to maintain compliance with a consolidated minimum interest coverage ratio and a maximum total net leverage ratio, each determined in accordance with the terms of the Amended Credit Agreement. The Amended Credit Agreement contains various events of default (subject to exceptions, thresholds and grace periods as set forth in the Amended Credit Agreement). Under certain circumstances, a default interest rate will apply on all obligations at a rate equal to 2.0% per annum above the applicable interest rate. The Company was in compliance with all financial covenants as of December 31, 2025.

Note 10 – Stock-Based Compensation

Equity Compensation Plans

On October 17, 2022, the Board of Directors approved and adopted the Distribution Solutions Group, Inc. Equity Compensation Plan, as amended and restated, effective October 17, 2022, and as amended November 10, 2022 (the “Amended and Restated Equity Plan”). The Amended and Restated Equity Plan provides for the grant of nonqualified and incentive stock options, stock awards and stock units to officers and employees of the Company. The Amended and Restated Equity Plan also provides for the grant of option rights and restricted stock to non-employee directors. Non-employee directors are limited to grants of no more than 60,000 shares of common stock in any calendar year and other than non-employee directors are limited to grants of no more than 500,000 shares of common stock in any calendar year. The Amended and Restated Equity Plan is administered by the Compensation Committee of the Board of Directors, or its designee, which as administrator of the plan, has the authority to select plan participants, grant awards, and determine the terms and conditions of the awards. As of December 31, 2025, the Company had approximately 141,000 shares of common stock still available under the Amended and Restated Equity Plan.

The Company also has a Stock Performance Rights Plan (“SPR Plan”) that provides for the issuance of Stock Performance Rights (“SPRs”) that allow non-employee directors, officers and key employees to receive cash awards, subject to certain restrictions, equal to the appreciation of DSG common stock. The SPR Plan is administered by the Compensation Committee of the Board of Directors.

Stock-based compensation expense, which is included in Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss), were as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Stock-based compensation expense	$6,672	$5,233	$7,940
Related income tax benefit	(992)	(1,108)	(863)
Total stock-based compensation expense, net of tax	$5,680	$4,125	$7,077

The Company’s SPRs are liability-classified. Accordingly, changes in the market value of DSG common stock may result in stock-based compensation expense or benefit in certain periods. A stock-based compensation liability of $0.3 million as of December 31, 2025 and $2.0 million as of December 31, 2024 is included as a component of Accrued expenses and other current liabilities in the Consolidated Balance Sheets reflecting the estimated fair value of future pay-outs.

Stock Options

Stock options generally vest through the fifth anniversary from the grant date. Each stock option can be exchanged for one share of DSG common stock at the stated exercise price. Upon vesting, stock options are recognized as a component of equity. Activity related to the Company’s stock options during the year ended December 31, 2025 was as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding on December 31, 2024	2,128,475	$40.43
Granted	422,500	48.82
Exercised	(31,810)	27.50
Cancelled	(204,226)	37.65
Outstanding on December 31, 2025	2,314,939	42.38	8.3	$—
Exercisable on December 31, 2025	1,073,061	$39.69	8.1	$—

Details related to the Company’s stock options were as follows:

	Year Ended December 31,
(in thousands, except share and per share data)	2025	2024	2023
Weighted average exercise price per share granted	$48.82	$45.79	$37.03
Intrinsic value - exercised	$94	$1,544	$—
Cash received from options exercised	$877	$1,080	$—

(in thousands, except share and per share data)	December 31, 2025
Unrecognized compensation cost(1)	$12,429
Unvested number of stock options	1,241,878
(1) Expected to be recognized over a weighted-average period of 2.3 years

The grant date fair value of the stock options issued was estimated using a Black-Scholes valuation model. The weighted average fair value assumptions used in the model were as follows:

	December 31,
	2025	2024	2023
Expected volatility	45.5% to 46.8%	45.2% to 45.6%	45.2% to 45.6%
Risk-free rate of return	3.9% to 4.5%	3.6% to 4.2%	3.6% to 4.5%
Expected term (in years)	5.8 years	6.5 years	6.2 years
Expected annual dividend	$0	$0	$0

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

Restricted Stock Units

Restricted stock units (“RSUs”) generally vest over a one to five year period beginning on the first anniversary of the date of the grant. Upon vesting, the vested RSUs are exchanged for an equal number of shares of DSG common stock. The participants have no voting or dividend rights with the RSUs. The RSUs are valued at the closing price of DSG common stock on the date of grant and the expense is recorded ratably over the vesting period.

Activity related to the Company’s RSUs during the year ended December 31, 2025 was as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding on December 31, 2024	162,149	$31.68
Granted	319,570	28.94
Cancelled	—	—
Exchanged for common shares	(75,408)	32.07
Outstanding on December 31, 2025	406,311	$29.40

Details related to the Company’s RSUs were as follows:

	Year Ended December 31,
(in thousands, except share and per share data)	2025	2024	2023
Weighted average grant date fair value per share	$28.94	$32.16	$21.86
Fair value of RSUs exchanged for shares of DSG common stock	$2,153	$1,449	$1,459

(in thousands)	December 31, 2025
Unrecognized compensation cost(1)	$9,289
(1) Expected to be recognized over a weighted-average period of 1.9 years

Stock Performance Rights

SPRs entitle the recipient to receive a cash payment equal to the excess of the market value of DSG common stock over the SPR exercise price when the SPRs are surrendered. Expense, equal to the fair market value of the SPR at the date of grant and remeasured each reporting period, is recorded ratably over the vesting period. Compensation expense is included in Selling, general and administrative expense in the Consolidated Statements of Operations and Comprehensive Income (Loss). The outstanding SPRs were granted with approximately a seven-year life and generally vest over one to three years beginning on the first anniversary of the date of the grant. The SPRs are liability classified and included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets.

The fair value of the outstanding SPRs was estimated using a Black-Scholes valuation model. This model requires the input of subjective assumptions that may have a significant impact on the fair value estimate. The weighted-average fair value of SPRs outstanding as of December 31, 2025, 2024 and 2023 was $15.51, $20.80 and $18.37 per SPR, respectively. The weighted average fair value assumptions used in the model were as follows:

	December 31,
	2025	2024	2023
Expected volatility	37.7% to 37.7%	36.9% to 38.0%	41.1% to 45.9%
Risk-free rate of return	3.5% to 3.5%	4.2% to 4.2%	4.5% to 5.3%
Expected term (in years)	0.5 to 0.5	0.5 to 1.0	0.3 to 1.5
Expected annual dividend	$0	$0	$0

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

Activity related to the Company’s SPRs during the year ended December 31, 2025 was as follows:

	Number of SPRs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding on December 31, 2024	92,540	$20.80
Granted	—	—
Exercised	(65,786)	30.38
Cancelled	—	—
Outstanding on December 31, 2025	26,754	15.51	1.0	$318
Exercisable on December 31, 2025	26,754	$15.51	1.0	$318

The intrinsic value of SPRs exercised was $1.2 million for 2025, $3.5 million for 2024 and $1.7 million for 2023. All SPRs for plan participants were fully vested prior to 2022, as such, there is no unrecognized compensation associated with any SPRs.

Market Stock Units

Market Stock Units (“MSUs”) are exchangeable for between 0% to 150% of the DSG common shares at the end of the vesting period based on the trailing 60-day average closing price of DSG common stock. The value of the MSUs was determined using a geometric brownian motion model that, based on certain variables, generates a large number of random trials simulating the price of the DSG common stock over the measurement period. All MSUs were fully vested prior to 2022, and as such there is no unrecognized compensation associated with any MSUs. The fair value of MSUs exchanged for shares of DSG common stock was $0.4 million during 2025, $0.7 million during 2024 and $0.6 million during 2023.

Activity related to the Company’s MSUs during 2025 was as follows:

	Number of Market Stock Units	Maximum Shares Potentially Issuable	Weighted Average Grant Date Fair Value
Outstanding on December 31, 2024	103,266	145,091	$17.45
Granted	—	—	—
Cancelled	—	—	—
Exchanged for common shares	(9,870)	(14,804)	7.78
Outstanding on December 31, 2025	93,396	130,287	$8.82

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

Rights Offering

The Company completed a subscription rights offering on May 9, 2023 (the “Rights Offering”), that raised gross proceeds of approximately $100.0 million and resulted in the issuance of 4,444,444 shares of DSG common stock at a purchase price of $22.50 per share. Net proceeds were approximately $98.5 million after transaction costs of $1.5 million related to the issuance of DSG common stock for the Rights Offering, which were recorded against Capital in excess of par value in the Consolidated Balance Sheets. DSG used the proceeds from the Rights Offering, in combination with borrowings under the Original Credit Agreement, to fund the Hisco Transaction.

Stock Repurchase Program

Under an existing stock repurchase program authorized by the Board of Directors, the Company may repurchase DSG common stock from time to time in open market transactions, privately negotiated transactions or by other methods. During 2025, 2024 and 2023, the Company repurchased 776,924, 85,644 and 138,725 shares of DSG common stock under the repurchase program at an average cost of $30.26, $30.13 and $26.09 per share for a total cost of $23.5 million, $2.6 million and $3.6 million, respectively.

In November 2025, the Board authorized a $30.0 million increase to the Company’s existing stock repurchase program for shares of DSG common stock. As a result of the additional authorization, the aggregate repurchase authorization under the Company’s repurchase program for shares of DSG common stock increased from $37.5 million to $67.5 million. The remaining availability for stock repurchases under the stock repurchase program was $32.9 million at December 31, 2025.

Note 12 – Earnings Per Share

As a result of the Stock Split discussed in Note 1 – Nature of Operations and Basis of Presentation, all historical per share data, number of shares and numbers of equity awards were retroactively adjusted. The following table provides the computation of basic and diluted earnings per share:

	December 31,
(in thousands, except share and per share data)	2025	2024	2023
Basic income per share:
Net income (loss)	$8,345	$(7,332)	$(8,967)
Basic weighted average shares outstanding	46,364,229	46,811,354	44,868,862
Basic income (loss) per share of common stock	$0.18	$(0.16)	$(0.20)

Diluted income per share:
Net income (loss)	$8,345	$(7,332)	$(8,967)
Basic weighted average shares outstanding	46,364,229	46,811,354	44,868,862
Effect of dilutive securities	802,240	—	—
Diluted weighted average shares outstanding	47,166,469	46,811,354	44,868,862
Diluted income (loss) per share of common stock	$0.18	$(0.16)	$(0.20)
The securities that were excluded from the calculation of diluted earnings per share because their inclusion would be anti-dilutive were as follows:

	December 31,
	2025	2024	2023

Stock options	1,489,204	1,681,845	1,721,266
Other stock-based awards	1,432	241,015	383,411

Note 13 – Income Taxes

Income (loss) from operations before income taxes consisted of the following:

	Year Ended December 31,
(in thousands)	2025	2024	2023
United States	$(1,552)	$(23,598)	$(24,949)
Foreign	20,963	23,062	22,942
Total	$19,411	$(536)	$(2,007)

Income taxes paid, net of refunds received consisted of the following:

Year Ended December 31,
(in thousands)	2025
U.S. federal	$4,897

U.S. state and local	$2,874

Foreign
Canada	$4,966
Mexico	2,680
Hungary	1,191
Other foreign jurisdictions	1,579
Total foreign	$10,416
Total income taxes paid	$18,187

Provision (benefit) for income taxes from operations consisted of the following:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Current income tax expense:
U.S. federal	$3,569	$3,035	$4,961
U.S. state	2,432	2,633	2,388
Foreign	9,073	7,777	7,639
Total	$15,074	$13,445	$14,988
Deferred income tax expense (benefit):
U.S. federal	$(72)	$(3,554)	$(8,101)
U.S. state	(1,317)	(1,603)	1,232
Foreign	(2,619)	(1,492)	(1,159)
Total	$(4,008)	$(6,649)	$(8,028)
Total income tax expense (benefit):
U.S. federal	$3,497	$(519)	$(3,141)
U.S. state	1,115	1,030	3,620
Foreign	6,454	6,285	6,481
Total	$11,066	$6,796	$6,960

The Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures on a prospective basis beginning with the year ended December 31, 2025. The reconciliation between the effective income tax rate and the statutory federal rate for operations for the year ended December 31, 2025 (subsequent to the January 1, 2025 prospective adoption of ASU 2023-09) is as follows:

	Year Ended December 31,
(in thousands)	2025
Statutory federal rate	$4,076	21.00%
State income taxes, net of federal effect(1)	881	4.54
Change in valuation allowance	2,330	12.00
Nontaxable or nondeductible items
Meals and entertainment	249	1.28
Other nontaxable or nondeductible items	239	1.23
Branch income	980	5.05
Other cross-border tax laws	17	0.09
Worldwide changes in UTB	52	0.27
Other	244	1.25
Foreign Tax Effects
Canada
Tax rate differential	430	2.22
Adjustment to income taxes payable	290	1.50
Other Canada	227	1.18
Mexico
Tax rate differential	675	3.48
Adjustment to income taxes payable	(511)	(2.63)
Other Mexico	112	0.58
Turkey
Adjustment to income taxes payable	(386)	(1.99)
Other Turkey	(11)	(0.06)
Hungary
Tax rate differential	(560)	(2.89)
Adjustment to income taxes payable	781	4.02
Other Hungary	(44)	(0.23)
Denmark
Provision to return adjustments	476	2.45
Adjustment to income taxes payable	692	3.57
Other Denmark	56	0.29
Brazil
Unrealized gains	212	1.09
Adjustment to income taxes payable	(338)	(1.74)
Other Brazil	(14)	(0.07)
India
Provision to return adjustments	461	2.38
Adjustment to income taxes payable	(717)	(3.69)
Other India	(20)	(0.10)
Other foreign jurisdictions	187	0.94
Total	$11,066	57.01%

(1) The states and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category include California, Illinois, New York, Pennsylvania, Florida, and Colorado.

The reconciliation between the effective income tax rates and the statutory federal rates for operations for the years ended December 31, 2024 and 2023 (prior to the January 1, 2025 prospective adoption of ASU 2023-09) are as follows:

	Year Ended December 31,
	2024	2023
Statutory federal rate	21.0%	21.0%
Increase (decrease) resulting from:
Change in valuation allowance - current period activity	(1,196.4)	(380.7)
Foreign rate differential	(63.2)	6.2
Stock compensation	81.6	(5.0)
Compensation deduction limitation	—	(7.0)
State and local taxes, net	178.4	67.1
Life insurance	(14.1)	(3.4)
Meals & entertainment	(65.2)	(17.3)
Change in uncertain tax positions	46.0	18.1
Provision to return differences	(78.5)	(45.3)
GILTI, Section 78, FDII, and Section 250	(8.5)	—
Transaction costs	(157.4)	—
Branch income	(275.2)	(81.6)
Change in deferred balances	263.4	79.4
Other items, net	0.2	1.7
Provision for income taxes	(1,267.9)%	(346.8)%

Deferred income tax assets and liabilities contain the following temporary differences:

	December 31,
(in thousands)	2025	2024
Deferred tax assets:
Federal & state NOL carryforward	$13,547	$9,943
Deferred revenue	181	135
Stock based compensation	3,829	3,113
Inventory adjustments	10,817	10,269
Accrued benefits & bonuses	7,575	7,821
Bad debt reserve	1,447	546
Capitalized transaction costs	1,886	1,523
Section 163(j) limitation carryforward	21,313	20,422
Right of use liabilities	27,499	21,476
Investment in foreign subsidiaries	285	—
Other	5,281	5,952
Deferred state income tax	176	452
Total gross deferred tax assets	93,836	81,652
Valuation allowance	(19,279)	(14,868)
Total net deferred tax assets	74,557	66,784

Deferred tax liabilities:
Other intangibles	34,573	45,360
Fixed assets	30,407	21,685
Right of use assets	26,201	20,449
Other	2,327	1,419
Total gross deferred tax liabilities	93,508	88,913
Net deferred tax liabilities	$(18,951)	$(22,129)

At December 31, 2025, the Company had $21.4 million of U.S. federal net operating loss carryforwards (“NOLs”) that do not expire, and $85.2 million of state NOLs that expire between 2026 and 2037. At December 31, 2025 the Company had a total valuation allowance of $19.3 million. At December 31, 2024, the valuation allowance was $14.9 million. The change in the valuation allowance during 2025 was primarily related to establishing a valuation allowance against the deferred tax asset for Section 163(j) limited interest expense. The Company does not expect that its future taxable income will be sufficient to realize these existing deferred tax assets.

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

As required under ASU 2023-09, the Company has included only the portion of the valuation allowance related to federal deferred tax assets in the “change in valuation allowance” line of the rate reconciliation. The following table presents a reconciliation of the total change in the valuation allowance:

Year Ended December 31,
(in thousands)	2025
Beginning balance	$(14,868)
Changes to income tax expense	(4,411)
Changes to OCI	—
Changes to goodwill	—
Ending balance	$(19,279)

Undistributed earnings of our foreign subsidiaries are considered to be permanently reinvested and accordingly, no deferred U.S. income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to U.S. income tax. At the present time it is not practicable to estimate the amount of U.S. income taxes that might be payable if these earnings were repatriated.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Balance at beginning of year	$2,362	$2,734	$3,027
Gross increase - tax positions in prior periods	—	—	503
Gross decrease - tax positions in prior periods	—	(152)	—
Gross increase - tax position in current period	826	595	—
Lapses in statutes of limitations	(644)	(815)	(796)
Balance at end of year	$2,544	$2,362	$2,734

The recognition of the unrecognized tax benefits would have a favorable effect on the effective tax rate. The unrecognized tax benefits as of December 31, 2025 included $0.5 million of tax benefits that, if recognized, would impact the effective tax rate in future periods. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The unrecognized tax benefits are recorded as a component of Other Liabilities in the Consolidated Balance Sheets. The total amount accrued for interest and penalties in the liability for uncertain tax positions was $0.5 million, $1.1 million and $0.8 million as of December 31, 2025, 2024 and 2023, respectively. Interest and penalties are recognized over uncertain tax positions that arose from income tax matters in Canada. The Company has substantially concluded all Canadian income tax matters through the year ended 2017. Years 2018 through present are open and subject to examination.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. As of December 31, 2025, the Company was subject to U.S. federal income tax examinations for the years 2022 through 2024 and income tax examinations from various other jurisdictions for the years 2018 through 2024.

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

Canada Branch Division combines the operations of our Bolt and Source Atlantic subsidiaries, which distribute industrial MRO supplies, safety products, fasteners, power tools and related value-add services to the Canadian MRO market through the sale of products and services via warehouse shipments and to its walk-up customers through 35 branch locations.

The Company also has an “All Other” category which includes unallocated DSG holding company costs that are not directly attributable to the ongoing operating activities of our reportable segments. There is no revenue associated with the All Other category.

Financial information for the Company’s segments and reconciliations of that information to the consolidated financial statements is presented below.

	Year Ended December 31,
(in thousands)	2025	2024	2023
Revenue
Lawson	$481,088	$469,044	$468,711
TestEquity	783,237	771,180	641,768
Gexpro Services	496,655	440,723	405,733
Canada Branch Division	221,426	125,099	55,890
Intersegment revenue elimination	(2,383)	(1,942)	(1,700)
Total revenue	$1,980,023	$1,804,104	$1,570,402

Cost of goods sold
Lawson	$217,058	$211,784	$203,251
TestEquity	613,707	595,368	499,916
Gexpro Services	341,685	302,228	284,664
Canada Branch Division	147,910	82,897	32,396
Intersegment cost of goods sold elimination	(2,375)	(1,948)	(1,700)
Total cost of goods sold	$1,317,985	$1,190,329	$1,018,527

Selling, general and administrative expenses
Lawson	$245,267	$242,705	$232,962
TestEquity	155,125	171,845	158,317
Gexpro Services	106,159	101,962	94,069
Canada Branch Division	65,802	36,178	17,763
All Other	11,422	5,130	5,773
Total operating expenses	$583,775	$557,820	$508,884

Operating income (loss)
Lawson	$18,763	$14,555	$32,498
TestEquity	14,405	3,967	(16,465)
Gexpro Services	48,811	36,533	27,000
Canada Branch Division	7,714	6,024	5,731
All Other	(11,430)	(5,124)	(5,773)
Total operating income (loss)	$78,263	$55,955	$42,991

Reconciliation to income (loss) before income taxes
Interest expense	$(55,352)	$(55,145)	$(42,774)
Change in fair value of earnout liabilities	(1,000)	(988)	758
Other income (expense), net	(2,500)	(358)	(2,982)
Income (loss) before income taxes	$19,411	$(536)	$(2,007)

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

(in thousands)	Lawson	TestEquity	Gexpro Services	Canada Branch Division	Elimination	Total
Year Ended December 31, 2025
Revenue from external customers	$480,768	$782,367	$495,495	$221,393	$—	$1,980,023
Intersegment revenue	320	870	1,160	33	(2,383)	—
Revenue	$481,088	$783,237	$496,655	$221,426	$(2,383)	$1,980,023
Year Ended December 31, 2024
Revenue from external customers	$468,976	$770,866	$439,163	$125,099	$—	$1,804,104
Intersegment revenue	68	314	1,560	—	(1,942)	—
Revenue	$469,044	$771,180	$440,723	$125,099	$(1,942)	$1,804,104
Year Ended December 31, 2023
Revenue from external customers	$468,379	$641,643	$404,490	$55,890	$—	$1,570,402
Intersegment revenue	332	125	1,243	—	(1,700)	—
Revenue	$468,711	$641,768	$405,733	$55,890	$(1,700)	$1,570,402

Total assets by segment and long-lived assets by geographic area were as follows:

	December 31,
(in thousands)	2025	2024
Total assets by segment
Lawson	$548,169	$524,077
TestEquity	624,829	654,315
Gexpro Services	351,552	331,811
Canada Branch Division	210,625	199,362
All Other	13,446	17,690
Total	$1,748,621	$1,727,255

Long-lived assets by geographic area(1)
United States	$796,554	$818,100
Canada	142,183	138,218
Europe	31,006	30,345
Pacific Rim	5,967	4,751
Latin America	3,224	3,615
Total	$978,934	$995,029
(1)    Long-lived assets include property, plant and equipment, rental equipment, goodwill, intangibles, right of use operating lease assets, and other assets.

Refer to Note 4 – Revenue Recognition for disaggregated revenue by geographic area.

Capital expenditures and depreciation and amortization by segment were as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Capital expenditures
Lawson	$9,459	$5,163	$6,626
TestEquity	25,103	12,692	2,955
Gexpro Services	3,830	4,269	5,053
Canada Branch Division	2,103	1,069	703
All Other	—	—	—
Total	$40,495	$23,193	$15,337

Depreciation and amortization
Lawson	$27,074	$24,349	$19,532
TestEquity	33,032	30,799	26,002
Gexpro Services	14,128	15,489	15,986
Canada Branch Division	6,645	3,739	2,068
All Other	—	—	—
Total	$80,879	$74,376	$63,588

Note 15 – Commitments and Contingencies

From time to time, the Company is a party to various legal proceedings that have arisen in the ordinary course of business. The Company records accruals for loss contingencies when losses are probable and reasonably estimable. The Company is not currently aware of any litigation matters or loss contingencies that would reasonably be expected to have a material adverse effect on our business, financial position, results of operations or cash flows.

Defined Contribution Plan

The Company provides a 401(k) defined contribution plan to allow employees a pre-tax investment vehicle to save for retirement. The Company made contributions to the 401(k) plan of $9.4 million, $7.5 million and $7.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Note 16 – Related Party Transactions

Consulting Services

Individuals employed by LKCM Headwater Operations, LLC, a related party of LKCM, have provided the Company with certain consulting services for interim executive management in addition to assisting in identifying cost savings, revenue enhancements and operational synergies of the combined companies. For the years ended December 31, 2025, 2024 and 2023, expense of $1.1 million, $1.2 million and $0.6 million, respectively, was recorded in Selling, general and administrative expenses within the Consolidated Statements of Operations and Comprehensive Income (Loss), reflecting expenses incurred for these consulting services.

Principal Executive Office Lease

In connection with the Company’s headquarters move to Fort Worth, Texas in 2023, the Company has been utilizing office space in a building that is leased by LKCM. The Company is not charged any rent or other amounts for the use of the office space.

Significant Shareholder

LKCM, entities affiliated with LKCM and J. Bryan King (President and Chief Executive Officer of DSG and Chairman of the DSG Board of Directors), including private investment partnerships for which LKCM serves as investment manager, beneficially owned in the aggregate approximately 36.4 million shares of DSG common stock as of December 31, 2025, representing approximately 78.7% of the outstanding shares of DSG common stock as of December 31, 2025.

Rights Offering

Certain entities affiliated with LKCM and J. Bryan King exercised their basic subscription rights and over-subscription rights in the Rights Offering and purchased approximately 3.6 million additional shares of DSG common stock at a purchase price of $22.50 per share. Following the completion of the Rights Offering on May 30, 2023, entities affiliated with LKCM and Mr. King beneficially owned in the aggregate approximately 36.4 million shares of DSG common stock as of June 1, 2023, representing approximately 78.7% of the outstanding shares of DSG common stock as of December 31, 2025.

Distribution Solutions Group, Inc.
Schedule II - Valuation and Qualifying Accounts

The roll forward of valuation accounts were as follows (in thousands):

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Valuation allowance for deferred tax assets:
Period ended December 31, 2025	$14,868	$4,411	$—	$19,279
Period ended December 31, 2024	$8,457	$6,411	$—	$14,868
Period ended December 31, 2023	$815	$7,642	$—	$8,457

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report (“the Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective as of December 31, 2025.

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

Company management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2025.

Grant Thornton LLP, the independent registered public accounting firm that has audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2025. That report is included below.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Distribution Solutions Group, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Distribution Solutions Group, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated March 5, 2026 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP
Dallas, Texas
March 5, 2026

ITEM 9B. OTHER INFORMATION.

During the quarter ended December 31, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined under Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

a.    Directors

The information required by this Item will be set forth in the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders to be held on May 14, 2026, under the captions “Proposal 1: Election of Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.

b.    Executive Officers

The information required by this Item is set forth in Item 1 of Part I of this report, under the caption “Information About Our Executive Officers.”

c.    Audit Committee

Information on the Company’s Audit Committee required by this Item will be contained under the caption “Board of Directors Meetings and Committees” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 2026, which information is incorporated herein by reference.

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

e.    Insider Trading Policies and Procedures

The Company has an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to all Company personnel, including directors, officers, employees, and other covered persons. The policy also applies to the Company. The Company believes that its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations, and NASDAQ listing standards applicable to the Company. A copy of the Company’s insider trading policy was previously filed as Exhibit 19 to the Company’s Annual Report on Form 10-K filed on March 6, 2025. The remaining information required by this Item 10 will be set forth in the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders to be held on May 14, 2026, under the caption “Corporate Governance,” which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information required under this Item will be set forth in the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders to be held on May 14, 2026, under the captions “Remuneration of Executive Officers,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Policies and Practices Related to the Grant of Certain Equity Awards,” and “Director Compensation in 2025.”

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required under this Item relating to Security Ownership of Certain Beneficial Owners will be set forth in the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders to be held on May 14, 2026, under the caption “Share Ownership of Certain Beneficial Owners and Management,” which information is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2025 regarding the number of shares of DSG common stock that were available for issuance under the Company’s equity compensation plans. Refer to Note 10 – Stock-Based Compensation within Item 8. Financial Statements and Supplementary Data for further information about the Company’s equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by stockholders
Stock options	2,314,939	$42.38
Other stock units (1)	536,598	N/A
Equity compensation plans not approved by stockholders	—	—	—
Total	2,851,537	$42.38	140,962
(1)Includes potential DSG common stock issuance of 406,311 from restricted stock units and 130,287 from market stock units.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item will be set forth in the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders to be held on May 14, 2026, under the captions “Proposal 1: Election of Directors” and “Certain Relationships and Related Transactions,” which information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required under this Item will be set forth in the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders to be held on May 14, 2026, under the caption “Fees Billed to the Company by Grant Thornton, LLP,” which information is incorporated herein by reference. The information set forth under the subcaption “Report of the Audit Committee of the Board of Directors” should not be deemed filed nor should it be incorporated by reference into any other filing under the Securities Act of 1933, as amended, or the Exchange Act except to the extent the Company specifically incorporates such report by reference therein.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)    (1)    See Index to Financial Statements and Supplementary Data in Item 8 on page 40.

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

10.11* **	Form of Restricted Stock Unit Award Agreement dated as of December 16, 2025 under the Distribution Solutions Group, Inc. Equity Compensation Plan, as amended on November 10, 2022.
10.12* **	Form of Stock Option Award Agreement dated as of December 16, 2025 under the Distribution Solutions Group, Inc. Equity Compensation Plan, as amended on November 10, 2022.
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

10.16*
Retirement and Consulting Agreement, dated as of March 2, 2021, by and between Lawson Products, Inc., an Illinois corporation, and Neil Jenkins, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-10546) filed on March 5, 2021.

10.17
Voting Agreement, dated as of December 29, 2021, by and among Lawson Products, Inc. and Luther King Capital Management Corporation, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-10546) filed on January 4, 2022.

10.18#
Second Amended and Restated Credit Agreement, dated as of December 18, 2025, by and among Distribution Solutions Group, Inc., the other Borrowers party thereto, the other Loan Parties party thereto the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-10546) filed on December 22, 2025.

10.19
Registration Rights Agreement, dated as of April 1, 2022, by and among Lawson Products, Inc., 301 HW Opus Investors, LLC and LKCM TE Investors, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-10546) filed on April 4, 2022.

10.20*
Retirement and Consulting Agreement, dated as of April 4, 2022, by and between Lawson Products, Inc., an Illinois corporation, and Michael G. DeCata, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-10546) filed on April 8, 2022.

10.21*
Employment Agreement, dated as of April 4, 2022, by and between Lawson Products, Inc., an Illinois corporation, and Cesar A. Lanuza, incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q (File No. 000-10546) for the quarter ended June 30, 2022, filed on August 9, 2022.

10.22*
Employment Agreement, dated as of January 27, 2023, by and between Lawson Products, Inc., an Illinois corporation, and Ronald J. Knutson, incorporate by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-10546) filed on January 31, 2023.

10.23
Subscription Agent Agreement, dated as of May 8, 2023, by and among Distribution Solutions Group, Inc., Computershare Inc. and Computershare Trust Company, N.A., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-10546) filed on May 9, 2023.

10.24*
Executive Employment Agreement dated as of December 30, 2019 by and between Robert Connors and 301 HW Opus HoldCo, LLC, a Delaware corporation, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-10546) for the quarter ended March 31, 2025, filed on May 1, 2025.

10.25*
Amended and Restated Employment Agreement dated as of August 3, 2018 by and between Russ Frazee and Test Equity, LLC, a Delaware corporation, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 000-10546) filed on May 1, 2025.

10.26*†
Employment Agreement, dated June 26, 2025, between TestEquity LLC and Barry Litwin, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-10546) filed on July 2, 2025.

19
Insider Trading Policy of Distribution Solutions Group, Inc., dated June 1, 2022, incorporated by reference to Exhibit 19 to the Company's Annual Report on Form 10-K (File No. 000-10546) for the fiscal year ended December 31, 2024, filed on March 6, 2025.

21**	Subsidiaries of the Company.
23.1**	Consent of Grant Thornton, LLP.
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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
# Portions of this exhibit have been omitted pursuant to Item 601(a)(6) of Regulation S-K. The Company agrees to furnish supplementally a copy of such information to the SEC upon request.
* Indicates management employment contracts or compensatory plans or arrangements.
** Filed herewith.
*** Furnished herewith.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DISTRIBUTION SOLUTIONS GROUP, INC.
(Registrant)

Dated:	March 5, 2026	/s/ J. Bryan King
J. Bryan King Chairman, President and Chief Executive Officer (principal executive officer)

Dated:	March 5, 2026	/s/ Ronald J. Knutson
Ronald J. Knutson Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)

Dated:	March 5, 2026	/s/ David S. Lambert
David S. Lambert Vice President, Controller and Chief Accounting Officer (principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ J. Bryan King	Chairman, President and Chief Executive Officer (principal executive officer)	March 5, 2026
J. Bryan King
/s/ Ronald J. Knutson	Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)	March 5, 2026
Ronald J. Knutson
/s/ David S. Lambert	Vice President, Controller and Chief Accounting Officer (principal accounting officer)	March 5, 2026
David S. Lambert
/s/ I. Steven Edelson	Director	March 5, 2026
I. Steven Edelson
/s/ Lee S. Hillman	Director	March 5, 2026
Lee S. Hillman
/s/ Mark F. Moon	Director	March 5, 2026
Mark F. Moon
/s/ Bianca A. Rhodes	Director	March 5, 2026
Bianca A. Rhodes
/s/ M. Bradley Wallace	Director	March 5, 2026
M. Bradley Wallace
/s/ Robert S. Zamarripa	Director	March 5, 2026
Robert S. Zamarripa