Form 10-Q
period 2026-03-31
Distribution Solutions Group, Inc.
filed 2026-04-30
CIK 703604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of April 24, 2026, 46,195,165 shares of common stock, $1.00 par value, were outstanding.

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
•potential limitations on our ability to use our net operating losses and certain other tax attributes;
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
•foreign currency exchange rate changes; and
•the other factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

We undertake no obligation to update or revise any forward-looking statement contained herein, whether to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events or otherwise, except as may be required under applicable law.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
Distribution Solutions Group, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$52,729	$61,753
Restricted cash	12,268	13,573
Accounts receivable, less allowances of $7,181 and $6,472, respectively	306,700	271,331
Inventories	373,512	353,374
Prepaid expenses and other current assets	45,699	46,893
Total current assets	790,908	746,924
Property, plant and equipment, net	126,792	126,605
Rental equipment, net	39,230	38,956
Goodwill	474,529	467,905
Deferred tax asset, net	2,205	1,196
Customer relationships intangibles, net	138,569	143,503
Trade names and other intangibles, net	79,542	82,552
Cash value of life insurance	21,424	21,567
Right of use operating lease assets	108,938	111,117
Other assets	7,867	8,296
Total assets	$1,790,004	$1,748,621
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$167,929	$151,234
Current portion of long-term debt	35,422	35,470
Current portion of lease liabilities	20,913	20,624
Accrued expenses and other current liabilities	76,830	84,137
Total current liabilities	301,094	291,465
Long-term debt, less current portion, net	696,668	664,196
Lease liabilities	96,412	98,821
Deferred tax liability, net	22,506	20,147
Other liabilities	25,217	24,645
Total liabilities	1,141,897	1,099,274
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $1 par value:
Authorized - 500,000 shares, issued and outstanding — None	—	—
Common stock, $1 par value:
Authorized - 70,000,000 shares Issued - 47,876,937 and 47,860,312 shares, respectively Outstanding - 46,192,457 and 46,180,700 shares, respectively	46,192	46,180
Capital in excess of par value	688,619	686,183
Retained deficit	(33,312)	(33,694)
Treasury stock – 1,684,480 and 1,679,612 shares, respectively	(44,063)	(43,998)
Accumulated other comprehensive income (loss)	(9,329)	(5,324)
Total stockholders’ equity	648,107	649,347
Total liabilities and stockholders’ equity	$1,790,004	$1,748,621

See notes to Condensed Consolidated Financial Statements (Unaudited)

Distribution Solutions Group, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$495,995	$478,029
Cost of goods sold	332,656	314,049
Gross profit	163,339	163,980

Selling, general and administrative expenses	149,709	143,883
Operating income (loss)	13,630	20,097

Interest expense	(12,171)	(14,215)
Change in fair value of earnout liabilities	—	(1,000)
Other income (expense), net	(702)	632

Income (loss) before income taxes	757	5,514
Income tax expense (benefit)	375	2,253

Net income (loss)	$382	$3,261

Basic income (loss) per share of common stock	$0.01	$0.07

Diluted income (loss) per share of common stock	$0.01	$0.07

Comprehensive income (loss)
Net income (loss)	$382	$3,261
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(4,005)	1,664
Other	—	—
Comprehensive income (loss)	$(3,623)	$4,925

See notes to Condensed Consolidated Financial Statements (Unaudited)

Distribution Solutions Group, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands, except share data)
(Unaudited)

	Common Stock		Capital in Excess of Par Value			Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Outstanding Shares	$1 Par Value		Retained Deficit	Treasury Stock
Balance at January 1, 2026	46,180,700	$46,180	$686,183	$(33,694)	$(43,998)	$(5,324)	$649,347
Net income (loss)	—	—	—	382	—	—	382
Foreign currency translation adjustment	—	—	—	—	—	(4,005)	(4,005)
Stock-based compensation	—	—	2,448	—	—	—	2,448
Tax withholdings related to net share settlements of stock-based compensation awards	11,757	12	(12)	—	(70)	—	(70)
Repurchases of common stock(1)	—	—	—	—	3	—	3
Other(2)	—	—	—	—	2	—	2
Balance at March 31, 2026	46,192,457	$46,192	$688,619	$(33,312)	$(44,063)	$(9,329)	$648,107
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
(1) Includes adjustments for net excise tax liability

See notes to Condensed Consolidated Financial Statements (Unaudited)

Distribution Solutions Group, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net income (loss)	$382	$3,261
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	19,724	19,979
Amortization of debt issuance costs	439	902
Stock-based compensation	2,424	974
Deferred income taxes	(31)	476
Change in fair value of earnout liabilities	—	1,000
(Gain) loss on sale of rental equipment	(1,438)	(1,026)
(Gain) loss on sale of property, plant and equipment	80	(15)
Charge for step-up of acquired inventory	24	—
Net realizable value adjustment and write-offs for obsolete and excess inventory	1,135	1,779
Bad debt expense	1,007	437
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(32,943)	(29,587)
Inventories	(21,251)	(1,822)
Prepaid expenses and other current assets	102	(4,965)
Accounts payable	16,295	7,735
Accrued expenses and other current liabilities	(5,926)	(2,957)
Other changes in operating assets and liabilities	(382)	(933)
Net cash provided by (used in) operating activities	(20,359)	(4,762)
Investing activities
Purchases of property, plant and equipment	(3,364)	(5,646)
Proceeds from sale of property, plant and equipment	—	990
Business acquisitions, net of cash acquired	(16,241)	—
Purchases of rental equipment	(5,548)	(2,861)
Proceeds from sale of rental equipment	3,329	2,464
Net cash provided by (used in) investing activities	(21,824)	(5,053)
Financing activities
Proceeds from revolving lines of credit	139,496	93,502
Payments on revolving lines of credit	(98,474)	(65,334)
Payments on term loans	(8,750)	(10,063)
Repurchase of common stock	3	(11,203)
Shares repurchased held in treasury	(70)	—
Stock option exercises	—	877
Payment of financing lease principal	(159)	(146)
Net cash provided by (used in) financing activities	32,046	7,633
Effect of exchange rate changes on cash and cash equivalents	(192)	493
Increase (decrease) in cash, cash equivalents and restricted cash	(10,329)	(1,689)
Cash, cash equivalents and restricted cash at beginning of period	75,326	81,726
Cash, cash equivalents and restricted cash at end of period	$64,997	$80,037
Cash and cash equivalents	$52,729	$65,442
Restricted cash	12,268	14,595
Total cash, cash equivalents and restricted cash	$64,997	$80,037

See notes to Condensed Consolidated Financial Statements (Unaudited)

Distribution Solutions Group, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025

Supplemental disclosure of cash flow information
Net cash paid for income taxes	$2,339	$3,240
Net cash paid for interest	$11,224	$13,312
Net cash paid for interest on supply chain financing	$443	$571

Non-cash activities:
Additions of property, plant and equipment included in accounts payable	$281	$279
Right of use assets obtained in exchange for finance lease liabilities	$42	$—
Right of use assets obtained in exchange for operating lease liabilities	$2,986	$18,414

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

Canada Branch Division is a distributor of industrial MRO supplies, safety products, fasteners, power tools and related value-add services to the Canadian MRO market through the sale of products and services via warehouse shipments and to its walk-up customers through 35 branch locations.

Recent Events

Eastern Valve Acquisition

On March 9, 2026, DSG acquired all of the issued and outstanding stock of Eastern Valve & Control Specialties Ltd. (“Eastern Valve” and the “Eastern Valve Transaction”). Eastern Valve is located in Paradise, Newfoundland, Canada and supplies and services industrial valve products throughout Atlantic Canada. The total purchase consideration exchanged was $16.2 million, net of cash acquired of $0.1 million. DSG funded the Eastern Valve Transaction with borrowings under its Amended Credit Agreement. Refer to Note 3 – Business Acquisitions for additional information about Eastern Valve and the Eastern Valve Transaction.

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all disclosures required by GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with DSG’s audited consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (“SEC”). All normal recurring adjustments have been made that are necessary to fairly state the results of operations for the interim periods. Operating results for the three months ended March 31, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

Period-end Dates: The Company and its consolidated subsidiaries, except for the subsidiaries in the Gexpro Services segment, operate on a calendar year-end. Gexpro Services operates on a calendar year-end for annual reporting purposes.

However, quarterly financial statements for Gexpro Services are prepared on financial close dates that may differ from that of the Company. For the quarter ended March 31, 2026, there was a three day difference in the period end. The consolidated financial statement impact of the three day difference arising from the different period ends for the quarter ended March 31, 2026 was not material. The Company utilizes the exchange rates in effect at Gexpro Services’ reporting date and the appropriate weighted-average rate for its fiscal reporting period.

Note 2 – Summary of Significant Accounting Policies

There were no significant changes to the Company’s accounting policies from those disclosed in DSG’s Annual Report on Form 10-K for the year ended December 31, 2025. See Note 2 of the 2025 consolidated financial statements included in DSG’s Annual Report on Form 10-K for the year ended December 31, 2025 for further details of the Company’s significant accounting policies.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides all entities with a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the assets. The pronouncement is effective on a prospective basis for interim and annual reporting periods beginning after December 15, 2025, with early adoption permitted. The Company adopted this guidance on January 1, 2026. The adoption had no material impact on the Company’s financial condition, results of operations or cash flows.

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

Note 3 – Business Acquisitions

DSG and its operating companies acquired one business during the first quarter of 2026. The acquisition was accounted for under ASC 805, the acquisition method of accounting. The allocation of consideration exchanged to the assets acquired and liabilities assumed was based on estimated acquisition-date fair values. The final valuations will be completed within the one-year measurement period following the acquisition date, and any adjustments will be recorded in the period in which the adjustments are determined.

On March 9, 2026, DSG acquired all of the issued and outstanding stock of Eastern Valve & Control Specialties Ltd. (“Eastern Valve”), with a purchase price of approximately $16.2 million, net of cash acquired of $0.1 million. Eastern Valve is located in Paradise, Newfoundland, Canada and supplies and services industrial valve products throughout Atlantic Canada. Eastern Valve was acquired to expand DSG’s operating footprint in the Canadian market. The results of operations of Eastern Valve are included within the Canada Branch Division reportable segment. The acquisition was funded with borrowings under the Company’s Amended Credit Agreement. Refer to Note 9 – Debt for information about the Amended Credit Agreement.

The following table summarizes the allocation of consideration exchanged to the estimated fair values of assets acquired and liabilities assumed, including the allocation to other intangible assets acquired:

Eastern Valve
(in thousands)	March 9, 2026 Acquisition Date
Accounts receivable(1)	$3,027
Inventory	1,515
Other current assets	255
Property, plant and equipment	2,946
Other intangible assets:
Customer relationships	2,064
Trade names	1,621
Deferred tax liability, net of deferred tax asset	(1,406)
Accounts payable	(1,020)
Accrued expenses and other liabilities	(670)
Goodwill	7,909
Total purchase consideration exchanged, net of cash acquired	$16,241

Cash consideration	$16,241

Total purchase consideration exchanged, net of cash acquired	$16,241
(1) The fair value of accounts receivable approximated the gross contractual value.

Certain estimated values for the Eastern Valve Transaction, including working capital and other adjustments to the initial balance sheet, the valuation of intangibles and property, plant and equipment and income taxes are not yet finalized, and the preliminary purchase price allocation is subject to change as the Company completes its analysis of the fair value at the date of acquisition.

The customer relationships and trade names intangible assets have estimated useful lives of 10 years and 8 years, respectively. Goodwill generated from Eastern Valve Transaction is not deductible for tax purposes and is primarily attributable to the benefits we expect to derive from expected synergies, including expanded product and service offerings and cross-selling opportunities.

Unaudited Pro Forma Information

The following table presents estimated unaudited pro forma consolidated financial information for DSG as if our 2026 acquisition of Eastern Valve disclosed above occurred on January 1, 2025. The unaudited pro forma information reflects adjustments including amortization on acquired intangible assets, interest expense, and the related tax effects. This information is presented for informational purposes only and is not necessarily indicative of future results or the results that would have occurred had the acquisition been completed on January 1, 2025.

	Three Months Ended March 31,
(in thousands)	2026	2025
Revenue	$498,444	$480,376
Net income (loss)	$(5,991)	$(25,831)

Actual Results of Business Acquisition

The following table presents actual results attributable to our 2026 acquisition of Eastern Valve that were included in the unaudited condensed consolidated financial statements for the first quarter of 2026. The results for the business acquired in this acquisition are only included in the following table for the portion of the three-month period that is subsequent to its March 9, 2026 acquisition date.

	Three Months Ended March 31,
(in thousands)	2026	2025
Revenue	$770	$—
Net income (loss)	$106	$—

The Company incurred transaction and integration costs related to completed and contemplated acquisitions of $0.8 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively, which are included in Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
Note 4 – Revenue Recognition

Disaggregation of Revenue

The Company’s revenue is primarily comprised of product sales to customers. The Company has disaggregated revenue by geographic area and by segment as it most reasonably depicts the amount, timing and uncertainty of revenue and cash flows generated from our contracts with customers. Disaggregated consolidated revenue by geographic area (based on the location to which the product is shipped to):

	Three Months Ended March 31,
(in thousands)	2026	2025
United States	$366,236	$357,132
Canada	69,293	67,630
Europe	17,806	13,831
Pacific Rim	9,516	7,772
Latin America	31,233	28,637
Other	2,498	3,681
Intersegment revenue elimination	(587)	(654)
Total revenue	$495,995	$478,029

See Note 13 – Segment Information for disaggregation of revenue by segment.

Rental Revenue

TestEquity rents new and used electronic test and measurement equipment to customers in multiple industries. Lawson leases parts washer machines to customers. This leased equipment is included in Rental equipment, net in the Unaudited Condensed Consolidated Balance Sheets, and rental revenue is included in Revenue in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The unearned rental revenue related to customer prepayments on equipment leases was nominal at March 31, 2026 and December 31, 2025.

Rental revenue from operating leases:

	Three Months Ended March 31,
(in thousands)	2026	2025
Revenue from operating leases	$7,694	$6,594

Note 5 – Supplemental Financial Statement Information

Restricted Cash

The Company has agreed to maintain restricted cash of $12.3 million under agreements with outside parties. Escrow accounts were established in conjunction with certain business acquisitions, to be released upon meeting certain working capital and other post-closing requirements as of the contractual post-acquisition dates with a balance of $3.7 million at March 31, 2026. The Company is restricted from withdrawing this balance without the prior consent of the sellers. The remaining restricted cash balance of $8.6 million represents collateral for certain borrowings under the Amended Credit Agreement, and the Company is restricted from withdrawing this balance without the prior consent of the respective lenders.

Property, Plant and Equipment, net

Components of property, plant and equipment, net were as follows:

(in thousands)	March 31, 2026	December 31, 2025
Land	$17,177	$16,566
Buildings and improvements	74,367	67,508
Machinery and equipment	63,586	62,750
Capitalized software	22,706	21,492
Furniture and fixtures	12,246	12,275
Vehicles	6,811	6,720
Construction in progress(1)	3,305	8,112
Total	200,198	195,423
Accumulated depreciation and amortization	(73,406)	(68,818)
Property, plant and equipment, net	$126,792	$126,605
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

Depreciation expense for property, plant and equipment and amortization expense for capitalized software, which are included in Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), were as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Depreciation expense for property, plant and equipment	$4,380	$4,772
Amortization expense for capitalized software	$1,126	$867

Rental Equipment, net

Rental equipment, net consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Rental equipment	$69,714	$68,401
Accumulated depreciation	(30,484)	(29,445)
Rental equipment, net	$39,230	$38,956

Depreciation expense for rental equipment, which is included in Cost of goods sold in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), was as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Depreciation expense for rental equipment	$3,214	$2,755

Refer to Note 4 – Revenue Recognition for a discussion on the Company’s activities as lessor.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Accrued compensation	$22,462	$29,267
Accrued and withheld taxes, other than income taxes	9,068	10,263
Accrued customer rebates	7,808	7,847
Contract liabilities	7,121	5,207
Deferred acquisition payments and accrued earnout liabilities	4,712	6,021
Accrued interest	2,321	1,647
Accrued health benefits	1,551	1,615
Accrued severance and acquisition related retention bonus	1,469	1,966
Accrued stock-based compensation	302	326
Accrued income taxes	185	793
Other	19,831	19,185
Total accrued expenses and other current liabilities	$76,830	$84,137

Other Liabilities

Other liabilities consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Security bonus plan	$7,114	$7,165
Deferred compensation	12,443	12,589
Other	5,660	4,891
Total other liabilities	$25,217	$24,645
Note 6 – Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by segment were as follows:

(in thousands)	Lawson	TestEquity	Gexpro Services	Canada Branch Division	Total
Balance at December 31, 2025	$192,875	$164,880	$57,974	$52,176	$467,905
Acquisitions	—	—	—	7,909	7,909
Impact of foreign exchange rates	(84)	—	(280)	(921)	(1,285)
Balance at March 31, 2026	$192,791	$164,880	$57,694	$59,164	$474,529

Intangible Assets

The gross carrying amount and accumulated amortization for definite-lived intangible assets were as follows:

	March 31, 2026			December 31, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$142,845	$(64,655)	$78,190	$141,637	$(60,640)	$80,997
Customer relationships	276,258	(137,689)	138,569	274,844	(131,341)	143,503
Other (1)	7,899	(6,547)	1,352	7,894	(6,339)	1,555
Total	$427,002	$(208,891)	$218,111	$424,375	$(198,320)	$226,055
(1)    Other primarily consists of non-compete agreements.

Amortization expense for definite-lived intangible assets is included in Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Amortization expense for intangible assets	$11,004	$11,585

The estimated aggregate amortization expense for the remaining year 2026 and each of the next four years and thereafter are as follows:

(in thousands)	Amortization
Remaining 2026	$33,179
2027	39,072
2028	34,667
2029	31,082
2030	21,278
Thereafter	58,833
Total	$218,111

Note 7 – Leases

The Company leases property used for warehousing, distribution centers, office space, branch locations, equipment and vehicles. The components of lease cost were as follows (in thousands):

		Three Months Ended March 31,
Lease Type	Classification	2026	2025
Operating lease expense(1)	Operating expenses	$7,323	$6,827
Financing lease amortization	Operating expenses	138	150
Financing lease interest	Interest expense	23	26
Financing lease expense		161	176
Sublease income(2)		(193)	(159)
Net lease cost		$7,291	$6,844
(1)    Includes short-term lease expense, which is immaterial.
(2)    The Company subleases excess property to third-party tenants. Sublease income is recognized on a straight-line basis over the sublease agreement and is recorded as an offset to operating lease expense.

The value of net assets and liabilities related to our operating and finance leases as of March 31, 2026 and December 31, 2025 was as follows (in thousands):

Lease Type	March 31, 2026	December 31, 2025
Total right of use operating lease assets	$108,938	$111,117
Total right of use financing lease assets	1,519	1,573
Total lease assets	$110,457	$112,690

Total current operating lease obligation	$20,329	$20,030
Total current financing lease obligation	584	594
Total current lease obligation	$20,913	$20,624

Total long-term operating lease obligation	$95,698	$98,022
Total long-term financing lease obligation	714	799
Total long-term lease obligation	$96,412	$98,821

The value of lease liabilities related to our operating and finance leases and sublease income as of March 31, 2026 was as follows (in thousands):

Maturity Date of Lease Liabilities	Operating Leases	Financing Leases	Total	Sublease Income
Remaining 2026	$20,731	$501	$21,232	$451
2027	26,689	435	27,124	168
2028	24,058	297	24,355	74
2029	20,363	135	20,498	44
2030	13,722	55	13,777	30
Thereafter	42,431	1	42,432	—
Total lease payments	147,994	1,424	149,418	767
Less: Interest	(31,967)	(126)	(32,093)	—
Present value of lease liabilities	$116,027	$1,298	$117,325	$767

The weighted average lease terms and interest rates of leases held as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026		December 31, 2025
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term	6.4 years	3.1 years	6.0 years	3.2 years
Weighted average interest rate	7.4%	7.0%	7.5%	7.1%

The cash outflows of leasing activity for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

		Three Months Ended March 31,
Cash Flow Source	Classification	2026	2025
Operating cash flows from operating leases	Operating activities	$(6,856)	$(6,558)
Operating cash flows from financing leases	Operating activities	$(23)	$(26)
Financing cash flows from financing leases	Financing activities	$(159)	$(146)

Refer to Note 4 – Revenue Recognition for a discussion on the Company’s activities as lessor.

Note 8 – Debt

The Company’s outstanding long-term debt was comprised of the following:

(in thousands)	March 31, 2026	December 31, 2025
Senior secured revolving credit facility	$44,930	$3,948
Senior secured term loan	691,250	700,000
Other revolving line of credit	422	470
Total debt	736,602	704,418
Less: current portion of long-term debt	(35,422)	(35,470)
Less: deferred financing costs	(4,512)	(4,752)
Total long-term debt	$696,668	$664,196

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

The Company has unused outstanding letters of credit of $4.8 million as of March 31, 2026. Net of these letters of credit, there was $350.2 million of borrowing availability under the revolving credit facility as of March 31, 2026.

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

The Amended Credit Agreement requires the Company to pay certain closing fees, arrangement fees, administration fees, commitment fees and letter of credit fees, including a commitment fee on the daily unused amount of the revolving credit facility that will accrue at a rate ranging from 0.15% to 0.35% per annum, depending on the total net leverage ratio of the Company. These fees are reported as a component of Interest expense in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and vary depending on the total net leverage ratio as defined in the Amended Credit Agreement. Fees were nominal in 2026 and 2025.

Deferred financing costs are amortized over the life of the debt instrument and reported as a component of Interest expense in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Amortization of deferred financing costs was $0.4 million and $0.9 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, total deferred financing costs net of accumulated amortization were $8.3 million of which $4.5 million are included in Long-term debt, less current portion, net (related to the senior secured term loan) and $3.8 million are included in Other assets (related to the senior secured revolving credit facility) in the Unaudited Condensed Consolidated Balance Sheets.

Each of the loans under the Amended Credit Agreement mature on December 18, 2030, at which time all outstanding loans, together with all accrued and unpaid interest, must be repaid and the revolving credit facility commitments will terminate. Future maturities of long-term debt are $35.0 million per year payable in equal quarterly installments during 2026, 2027, 2028 and 2029, with the remaining balance of $604.9 million due in 2030 upon maturity. The Company is also required to prepay the term loans with the net cash proceeds from any disposition of certain assets (subject to reinvestment rights) or from the incurrence of any unpermitted debt. The Company may borrow, repay and reborrow the revolving loans until December 18, 2030, prepay any of the term loans, and terminate any of the commitments, in whole or in part, at any time without premium or penalty, subject to certain conditions and the reimbursement of certain lender costs in the case of prepayments of certain types of loans.

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

The Amended Credit Agreement contains various covenants, including financial maintenance covenants requiring the Company to maintain compliance with a consolidated minimum interest coverage ratio and a maximum total net leverage ratio, each determined in accordance with the terms of the Amended Credit Agreement. The Amended Credit Agreement contains various events of default (subject to exceptions, thresholds and grace periods as set forth in the Amended Credit Agreement). Under certain circumstances, a default interest rate will apply on all obligations at a rate equal to 2.0% per annum above the applicable interest rate. The Company was in compliance with all financial covenants as of March 31, 2026.

Note 9 – Stock-Based Compensation

The Company recorded stock-based compensation expense of $2.4 million and $1.0 million for the three months ended March 31, 2026 and 2025, respectively, in Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). A portion of the Company’s stock-based awards are liability-classified. Accordingly, changes in the market value of DSG common stock may result in stock-based compensation expense or benefit in certain periods. A stock-based compensation liability of $0.3 million as of March 31, 2026 and $0.3 million as of December 31, 2025 was included in Accrued expenses and other current liabilities in the Unaudited Condensed Consolidated Balance Sheets.

Note 10 – Stockholders’ Equity

Stock Repurchase Program

Under an existing stock repurchase program authorized by the Board of Directors, the Company may repurchase its common stock from time to time in open market transactions, privately negotiated transactions or by other methods. During the first three months of 2026, no repurchases were made. During the first three months of 2025, the Company repurchased 320,638 shares of DSG common stock under the repurchase program at an average cost of $34.94 per share for a total cost of $11.2 million. The remaining availability for stock repurchases under the program was $32.9 million at March 31, 2026.

Note 11 – Earnings Per Share

The following table provides the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2026	2025

Basic income per share:
Net income (loss)	$382	$3,261
Basic weighted average shares outstanding	46,190,598	46,601,426
Basic income (loss) per share of common stock	$0.01	$0.07

Diluted income per share:
Net income (loss)	$382	$3,261
Basic weighted average shares outstanding	46,190,598	46,601,426
Effect of dilutive securities	839,682	798,952
Diluted weighted average shares outstanding	47,030,280	47,400,378
Diluted income (loss) per share of common stock	$0.01	$0.07
The securities that were excluded from the calculation of diluted earnings per share because their inclusion would be anti-dilutive were as follows:

	Three Months Ended March 31,
	2026	2025

Stock options	1,574,783	1,369,868
Other stock-based awards	1,036	736

Note 12 – Income Taxes

The Company recorded income tax expense of $0.4 million, a 49.5% effective tax rate for the three months ended March 31, 2026. An income tax expense of $2.3 million, a 40.9% effective tax rate was recorded for the three months ended March 31, 2025. The effective tax rate for the three months ended March 31, 2026 differs from the U.S. statutory rate primarily due to state taxes, foreign income and a change in valuation allowances related to interest expense limitation deferred tax assets and other discrete items. The effective tax rate for the three months ended March 31, 2025 differs from the U.S. statutory rate primarily due to state taxes, foreign income and a change in valuation allowances related to interest expense limitation deferred tax assets.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of multiple state and foreign jurisdictions. As of March 31, 2026, the Company is subject to U.S. federal income tax examinations for the years 2022 through 2024 and income tax examinations from various other jurisdictions for the years 2018 through 2024.

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

Note 13 – Segment Information

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

Canada Branch Division is a distributor of industrial MRO supplies, safety products, fasteners, power tools and related value-add services to the Canadian MRO market through the sale of products and services via warehouse shipments and to its walk-up customers through 35 branch locations.

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

	Three Months Ended March 31,
(in thousands)	2026	2025
Revenue
Lawson	$123,736	$120,462
TestEquity	204,176	188,773
Gexpro Services	117,648	118,905
Canada Branch Division	51,022	50,543
Intersegment revenue elimination	(587)	(654)
Total revenue	$495,995	$478,029

Cost of goods sold
Lawson	$58,749	$52,228
TestEquity	158,582	147,016
Gexpro Services	81,891	81,799
Canada Branch Division	33,812	33,646
Intersegment cost of goods sold elimination	(378)	(640)
Total cost of goods sold	$332,656	$314,049

Selling, general and administrative expenses
Lawson	$61,931	$61,918
TestEquity	41,547	37,627
Gexpro Services	27,356	25,865
Canada Branch Division	16,824	16,246
All Other	2,051	2,227
Total operating expenses	$149,709	$143,883

Operating income (loss)
Lawson	$3,056	$6,316
TestEquity	4,047	4,130
Gexpro Services	8,401	11,241
Canada Branch Division	386	651
All Other	(2,260)	(2,241)
Total operating income (loss)	$13,630	$20,097

Reconciliation to income (loss) before income taxes
Interest expense	$(12,171)	$(14,215)
Change in fair value of earnout liabilities	—	(1,000)
Other income (expense), net	(702)	632
Income (loss) before income taxes	$757	$5,514

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

(in thousands)	Lawson	TestEquity	Gexpro Services	Canada Branch Division	Elimination	Total
Three Months Ended March 31, 2026
Revenue from external customers	$123,689	$203,764	$117,543	$50,999	$—	$495,995
Intersegment revenue	47	412	105	23	(587)	—
Revenue	$123,736	$204,176	$117,648	$51,022	$(587)	$495,995
Three Months Ended March 31, 2025
Revenue from external customers	$120,440	$188,456	$118,593	$50,540	$—	$478,029
Intersegment revenue	22	317	312	3	(654)	—
Revenue	$120,462	$188,773	$118,905	$50,543	$(654)	$478,029

Total assets by segment and long-lived assets by geographic area were as follows:

(in thousands)	March 31, 2026	December 31, 2025
Total assets by segment
Lawson	$539,809	$548,169
TestEquity	638,485	624,829
Gexpro Services	371,250	351,552
Canada Branch Division	224,182	210,625
All Other	16,278	13,446
Total	$1,790,004	$1,748,621

Long-lived assets by geographic area(1)
United States	$783,709	$796,554
Canada	152,159	142,183
Europe	30,808	31,006
Pacific Rim	5,733	5,967
Latin America	3,058	3,224
Other	—	—
Total	$975,467	$978,934
(1)    Long-lived assets include property, plant and equipment, rental equipment, goodwill, intangibles, right of use operating lease assets, and other assets.

Refer to Note 4 – Revenue Recognition for disaggregated revenue by geographic area.

Capital expenditures and depreciation and amortization by segment were as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Capital expenditures
Lawson	$1,367	$3,976
TestEquity	6,461	3,188
Gexpro Services	716	987
Canada Branch Division	368	356
All Other	—	—
Total	$8,912	$8,507

Depreciation and amortization
Lawson	$6,714	$6,552
TestEquity	8,280	8,128
Gexpro Services	3,129	3,453
Canada Branch Division	1,601	1,846
All Other	—	—
Total	$19,724	$19,979

Note 14 – Commitments and Contingencies

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

Note 15 – Related Party Transactions

Consulting Services

Individuals employed by LKCM Headwater Operations, LLC, a related party of LKCM, have provided the Company with certain consulting services for interim executive management in addition to assisting in identifying cost savings, revenue enhancements and operational synergies of the combined companies. Expense of $0.2 million for both the three months ended March 31, 2026 and 2025 was recorded within Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), reflecting expenses incurred for these consulting services.

Significant Shareholder

LKCM, entities affiliated with LKCM and J. Bryan King (President and Chief Executive Officer of DSG and Chairman of the DSG Board of Directors), including private investment partnerships for which LKCM serves as investment manager, beneficially owned in the aggregate approximately 36.4 million shares of DSG common stock as of March 31, 2026 representing approximately 78.7% of the outstanding shares of DSG common stock as of March 31, 2026.

Principal Executive Office Lease

In connection with the Company’s headquarters move to Fort Worth, Texas in 2023, the Company has been utilizing office space in a building that is leased by LKCM. The Company is not charged any rent or other amounts for the use of the office space.

Note 16 – Recent Developments

On March 14, 2026, the Company received an unsolicited preliminary, non-binding proposal from LKCM Headwater Investments, LLC, together with its affiliates and related parties which includes LKCM (the “LKCM Group”), to acquire all of the outstanding shares of the Company’s common stock not currently owned by LKCM Group for $29.50 per share in cash (the

“Take-Private Proposal”). As of the date of such filing, LKCM Group, together with its affiliates, beneficially owned approximately 78.7% of the Company’s outstanding shares of common stock. On April 6, 2026, the Company’s Board of Directors formed a special committee comprised of independent and disinterested directors (the “Special Committee”) to review, evaluate and negotiate the Proposal and determine the Company’s response thereto. The Special Committee has retained independent legal counsel and an independent financial advisor to assist it in connection with its review. The Proposal is preliminary and non-binding and is subject to, among other things, confirmatory due diligence, negotiation and execution of definitive documentation, and may be modified or withdrawn at any time. There can be no assurance that the Special Committee will recommend the Proposal, that any definitive agreement will be executed, that any required approvals will be obtained, or that any transaction will be approved or consummated on the proposed terms, or at all.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of DSG’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements, accompanying notes and other information included in DSG’s Annual Report on Form 10-K filed for the year ended December 31, 2025.

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

We manage and report our operating results through four reportable segments: Lawson, TestEquity, Gexpro Services and Canada Branch Division. A summary of our reportable segments is presented below. For additional details about our segments see Note 1 – Nature of Operations and Basis of Presentation and Note 13 – Segment Information, within Item 1. Financial Statements.

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

Canada Branch Division is a distributor of industrial MRO supplies, safety products, fasteners, power tools and related value-add services to the Canadian MRO market through the sale of products and services via warehouse shipments and to its walk-up customers through 35 branch locations.

In addition to these four reportable segments, we have an “All Other” category which includes unallocated DSG holding company costs that are not directly attributable to the ongoing operating activities of our reportable segments.

Recent Events

Eastern Valve Acquisition

On March 9, 2026, DSG completed the acquisition of Eastern Valve & Control Specialties Ltd. (“Eastern Valve” and the “Eastern Valve Transaction”). Eastern Valve is located in Paradise, Newfoundland, Canada, and supplies and services industrial valve products throughout Atlantic Canada. Eastern Valve was acquired to expand DSG’s operating footprint in the Canadian market.

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

Sales Drivers

DSG believes that the Purchasing Managers Index (“PMI”) published by the Institute for Supply Management is an indicative measure of the relative strength of the economic environment of the industry in which it operates. The PMI is a composite index of economic activity in the U.S. manufacturing sector. A measure of the PMI index above 50 is generally viewed as indicating an expansion of the manufacturing sector while a measure below 50 is generally viewed as representing a contraction. The average monthly PMI was 52.6 in the three months ended March 31, 2026, compared to 50.1 in the three months ended March 31, 2025.

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

Canada Branch Division Sales Drivers

Canada Branch Division is a distributor of industrial MRO supplies, safety products, fasteners, power tools and related value-add services to the Canadian MRO market through the sale of products and services via warehouse shipments and to its walk-up customers through 35 branch locations.

Canada Branch Division’s strategy is to grow revenue through increasing wallet share with existing customers, via introduction of new product lines and services in geographic areas that were underserviced previously. Additionally, Canada Branch Division will engage new customers and additional ship-to locations with its national sales team.

Supply Chain Disruptions and Tariffs

We continue to be affected by rising supplier costs caused by inflation, and increased tariffs, transportation and labor costs. We have instituted various price increases during 2025 and 2026 in response to rising supplier costs and increased tariffs, transportation and labor costs in order to attempt to manage our gross profit margins.

Factors Affecting Comparability to Prior Periods

Our results of operations are not directly comparable on a year-over-year basis due to acquisition activity. We account for acquisitions under Accounting Standards Codification 805, Business Combinations (“ASC 805”). Accordingly, the results of acquisitions are only included subsequent to their respective acquisition dates. Refer to Note 3 – Business Acquisitions within Item 1. Financial Statements for a description of the acquisition completed in 2026 and the reportable segment in which the acquisition’s results of operations are included.

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

Non-GAAP Adjusted EBITDA

Management believes Adjusted EBITDA is an important measure of the Company’s operating performance and may provide investors with additional meaningful comparisons between current results and results in prior operating periods because Adjusted EBITDA excludes certain non-operational or non-cash items whose fluctuations from period to period do not necessarily correspond to changes in the operating performance of our business and consequently may impact the overall comparability from period to period. We define Adjusted EBITDA as operating income plus depreciation and amortization, stock-based compensation, severance and acquisition related retention costs, costs related to the execution and integration of acquisitions, amortization of fair value step-up resulting from acquisitions and other non-recurring items. Management uses operating income and Adjusted EBITDA to evaluate the performance of its reportable segments. See Note 13 – Segment Information within Item 1. Financial Statements for additional information about our reportable segments.

The following table provides a reconciliation of Net income (loss) to Adjusted EBITDA on a consolidated basis and Operating income (loss) to Adjusted EBITDA by segment for the three months ended March 31, 2026 and 2025. A reconciliation of Net income (loss) to Adjusted EBITDA by segment is not provided because management does not determine or review net income at the segment level and does not allocate non-operating costs and expenses to its segments, such as income taxes, interest expense, and various other non-operating income and expense.

Reconciliation of Net Income (Loss) to Non-GAAP Adjusted EBITDA (Unaudited)

	Three Months Ended March 31, 2026
(in thousands)	Lawson	TestEquity	Gexpro Services	Canada Branch Division	All Other	Consolidated
Net income (loss)						$382
Income tax expense (benefit)						375
Other income (expense), net						702
Interest expense						12,171
Operating income (loss)	$3,056	$4,047	$8,401	$386	$(2,260)	$13,630
Depreciation and amortization	6,714	8,280	3,129	1,601	—	19,724
Stock-based compensation(1)	938	688	365	—	433	2,424
Severance and acquisition related retention expenses(2)	745	181	96	119	—	1,141
Acquisition related costs(3)	24	50	36	643	—	753
Inventory step-up(4)	—	—	—	24	—	24
Other non-recurring(5)	92	—	—	45	—	137
Adjusted EBITDA	$11,569	$13,246	$12,027	$2,818	$(1,827)	$37,833

	Three Months Ended March 31, 2025
(in thousands)	Lawson	TestEquity	Gexpro Services	Canada Branch Division	All Other	Consolidated
Net income (loss)						$3,261
Income tax expense (benefit)						2,253
Other income (expense), net						(632)
Change in fair value of earnout liabilities						1,000
Interest expense						14,215
Operating income (loss)	$6,316	$4,130	$11,241	$651	$(2,241)	$20,097
Depreciation and amortization	6,552	8,128	3,453	1,846	—	19,979
Stock-based compensation(1)	523	168	—	—	283	974
Severance and acquisition related retention expenses(2)	814	678	16	119	1	1,628
Acquisition related costs(3)	102	(293)	265	—	34	108
Inventory step-up(4)	—	—	—	—	—	—
Other non-recurring(5)	—	—	—	—	—	—
Adjusted EBITDA	$14,307	$12,811	$14,975	$2,616	$(1,923)	$42,786
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

Intersegment Transactions

Segment revenue and Operating income (loss) by reportable segment includes sales to external customers and sales transactions between our segments, referred to as intersegment revenue, and the impact of those intersegment revenue transactions on operating activities. Reconciliations of segment revenue and Operating income (loss) to our consolidated results of operations in the unaudited condensed consolidated financial statements are provided in Note 13 – Segment Information within Item 1. Financial Statements.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Consolidated Results of Operations

	Three Months Ended March 31,
	2026		2025
(Dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenue
Lawson	$123,736	24.9%	$120,462	25.2%
TestEquity	204,176	41.2%	188,773	39.5%
Gexpro Services	117,648	23.7%	118,905	24.9%
Canada Branch Division	51,022	10.3%	50,543	10.6%
Intersegment revenue elimination	(587)	(0.1)%	(654)	(0.2)%
Total Revenue	495,995	100.0%	478,029	100.0%
Cost of goods sold
Lawson	58,749	11.8%	52,228	10.9%
TestEquity	158,582	32.0%	147,016	30.8%
Gexpro Services	81,891	16.5%	81,799	17.1%
Canada Branch Division	33,812	6.8%	33,646	7.0%
Intersegment cost of goods sold elimination	(378)	—%	(640)	(0.1)%
Total Cost of goods sold	332,656	67.1%	314,049	65.7%
Gross profit	163,339	32.9%	163,980	34.3%
Selling, general and administrative expenses
Lawson	61,931	12.5%	61,918	13.0%
TestEquity	41,547	8.4%	37,627	7.9%
Gexpro Services	27,356	5.5%	25,865	5.4%
Canada Branch Division	16,824	3.4%	16,246	3.4%
All Other	2,051	0.4%	2,227	0.4%
Total Selling, general and administrative expenses	149,709	30.2%	143,883	30.1%
Operating income (loss)	13,630	2.7%	20,097	4.2%
Interest expense	(12,171)	(2.5)%	(14,215)	(3.0)%
Change in fair value of earnout liabilities	—	—%	(1,000)	(0.2)%
Other income (expense), net	(702)	—%	632	0.2%
Income (loss) before income taxes	757	0.2%	5,514	1.2%
Income tax expense (benefit)	375	0.1%	2,253	0.5%
Net income (loss)	$382	0.1%	$3,261	0.7%

Overview of Consolidated Results of Operations

Our consolidated revenue increased $18.0 million in the first quarter of 2026 compared to the first quarter of 2025 primarily driven by an increase in organic revenue of $17.2 million or 3.6%. Consolidated gross profit decreased and Selling, general and administrative expenses increased in the first quarter of 2026 compared to the prior year quarter, primarily to support the increase in revenue.

Refer to Results by Reportable Segment below for a complete discussion of our results of operations.

Results by Reportable Segment

Lawson Segment

	Three Months Ended March 31,		Change
(Dollars in thousands)	2026	2025	Amount	%
Revenue from external customers	$123,689	$120,440	$3,249	2.7%
Intersegment revenue	47	22	25	N/M
Revenue	123,736	120,462	3,274	2.7%
Cost of goods sold	58,749	52,228	6,521	12.5%
Gross profit	64,987	68,234	(3,247)	(4.8)%
Selling, general and administrative expenses	61,931	61,918	13	—%
Operating income (loss)	$3,056	$6,316	$(3,260)	(51.6)%
Gross profit margin	52.5%	56.6%

Adjusted EBITDA(1)	$11,569	$14,307	$(2,738)	(19.1)%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.
N/M Not meaningful

Revenue and Gross Profit

Revenue increased approximately $3.3 million, or 2.7%, to $123.7 million in the first quarter of 2026 compared to $120.5 million in the first quarter of 2025. The increase was primarily driven by increased sales to Lawson’s strategic and government customers, partially offset by a decline in sales to Lawson’s core customers.

Gross profit decreased $3.2 million, or 4.8%, to $65.0 million in the first quarter of 2026 compared to gross profit of $68.2 million in the prior year quarter primarily as a result of a sales mix shift toward lower margin customers, increased vendor costs and higher tariff rates on inbound freight partially offset by customer price increases. Lawson gross profit as a percentage of revenue was 52.5% in the first quarter of 2026 compared to 56.6% in the prior year quarter. The gross profit margin percentage decrease was primarily due to a sales mix shift toward lower margin customers, increased vendor costs and higher tariff rates on inbound freight partially offset by customer price increases.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of compensation and support for Lawson sales representatives and expenses to operate Lawson’s distribution network and overhead expenses.

Selling, general and administrative expenses remained flat at $61.9 million in the first quarter of 2026 compared to the prior year quarter.

Adjusted EBITDA

During the three months ended March 31, 2026, Lawson generated Adjusted EBITDA of $11.6 million, or 9.3% of sales. This is a decrease of $2.7 million from the same period a year ago primarily driven by the lower gross profit margin percentage partially offset by increased revenue.

TestEquity Segment

	Three Months Ended March 31,		Change
(Dollars in thousands)	2026	2025	Amount	%
Revenue from external customers	$203,764	$188,456	$15,308	8.1%
Intersegment revenue	412	317	95	30.0%
Revenue	204,176	188,773	15,403	8.2%
Cost of goods sold	158,582	147,016	11,566	7.9%
Gross profit	45,594	41,757	3,837	9.2%
Selling, general and administrative expenses	41,547	37,627	3,920	10.4%
Operating income (loss)	$4,047	$4,130	$(83)	(2.0)%
Gross profit margin	22.3%	22.1%

Adjusted EBITDA(1)	$13,246	$12,811	$435	3.4%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

Revenue and Gross Profit

Revenue increased $15.4 million, or 8.2%, to $204.2 million in the first quarter of 2026 compared to $188.8 million in the first quarter of 2025. The increase was primarily driven by a $19.0 million increase in revenue from test and measurement, rentals, chambers, refurbished, direct and indirect electronics production supplies partially offset by a $3.6 million decrease in revenue from fabrication and value added services along with a decrease in revenue from the Europe region.

Gross profit increased $3.8 million to $45.6 million in the first quarter of 2026 compared to gross profit of $41.8 million in the prior year quarter. The increase was primarily driven by higher sales. TestEquity gross profit as a percentage of revenue increased to 22.3% in the first quarter of 2026 compared to 22.1% in the prior year quarter primarily due to lower inventory write-offs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of compensation and support for TestEquity’s sales representatives and expenses to operate TestEquity’s distribution network and overhead expenses.

Selling, general and administrative expenses increased $3.9 million to $41.5 million in the first quarter of 2026 compared to $37.6 million in the prior year quarter. The increase was primarily driven by an increase in stock-based compensation of $0.5 million, higher acquisition expenses of $0.3 million, higher salaries, commissions and bonuses as part of strategic leadership investments in 2026 and higher incentive compensation with the increase in revenue. These were partially offset by lower severance and acquisition related retention expenses of $0.5 million.

Adjusted EBITDA

During the three months ended March 31, 2026, TestEquity generated Adjusted EBITDA of $13.2 million or 6.5% of sales. This is an increase of $0.4 million from the same period a year ago, which was primarily driven by the increase in revenue and gross profit margin while leveraging Selling, general, and administrative expenses over a higher sales base.

Gexpro Services Segment

	Three Months Ended March 31,		Change
(Dollars in thousands)	2026	2025	Amount	%
Revenue from external customers	$117,543	$118,593	$(1,050)	(0.9)%
Intersegment revenue	105	312	(207)	(66.3)%
Revenue	117,648	118,905	(1,257)	(1.1)%
Cost of goods sold	81,891	81,799	92	0.1%
Gross profit	35,757	37,106	(1,349)	(3.6)%
Selling, general and administrative expenses	27,356	25,865	1,491	5.8%
Operating income (loss)	$8,401	$11,241	$(2,840)	(25.3)%
Gross profit margin	30.4%	31.2%

Adjusted EBITDA(1)	$12,027	$14,975	$(2,948)	(19.7)%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

Revenue and Gross Profit

Revenue decreased $1.3 million, or 1.1%, to $117.6 million in the first quarter of 2026 compared to $118.9 million in the first quarter of 2025. The decrease in revenue was primarily driven by a decline of $4.3 million and $1.5 million in the renewables and aerospace and defense vertical markets, respectively, partially offset by increases of $3.5 million in the industrial power vertical market and $1.5 million in the consumer and industrial vertical market. The changes in these vertical markets are inclusive of the pass through of tariff charges of approximately $2.8 million.

Gross profit decreased $1.3 million to $35.8 million in the first quarter of 2026 compared to gross profit of $37.1 million in the prior year quarter, primarily due to lower revenue. Gexpro Services gross profit as a percentage of revenue decreased to 30.4% in the first quarter of 2026 compared to 31.2% in the prior year quarter primarily as a result of the pass through of tariff charges of approximately $2.8 million which negatively impacted the gross margin percentage by approximately 70 basis points.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of sales and marketing expenses primarily relating to compensation, costs associated with supporting Gexpro Services’ service facilities, overhead expenses within finance, legal, human resources and information technology, and other costs required to operate Gexpro Services’ business.

Selling, general, and administrative expenses increased $1.5 million to $27.4 million in the first quarter of 2026 compared to $25.9 million in the prior year quarter primarily driven by higher medical claim costs and stock-based compensation of $0.4 million.

Adjusted EBITDA

During the three months ended March 31, 2026, Gexpro Services generated Adjusted EBITDA of $12.0 million or 10.2% of sales. This is a decrease of $2.9 million from the same period a year ago primarily driven by lower revenue.

Canada Branch Division Segment

	Three Months Ended March 31,		Change
(Dollars in thousands)	2026	2025	Amount	%
Revenue from external customers	$50,999	$50,540	$459	0.9%
Intersegment revenue	23	3	20	N/M
Revenue	51,022	50,543	479	0.9%
Cost of goods sold	33,812	33,646	166	0.5%
Gross profit	17,210	16,897	313	1.9%
Selling, general and administrative expenses	16,824	16,246	578	3.6%
Operating income (loss)	$386	$651	$(265)	(40.7)%
Gross profit margin	33.7%	33.4%

Adjusted EBITDA(1)	$2,818	$2,616	$202	7.7%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.
N/M Not meaningful

Revenue and Gross Profit

Revenue increased $0.5 million to $51.0 million in the first quarter of 2026 compared to $50.5 million in the first quarter of 2025 primarily driven by $0.8 million of additional revenue generated by the 2026 acquisition of Eastern Valve.

Gross profit increased $0.3 million to $17.2 million in the first quarter of 2026 compared to gross profit of $16.9 million in the prior year quarter primarily from the inclusion of additional gross profit of $0.3 million from the acquisition of Eastern Valve. Gross profit as a percentage of revenue increased slightly to 33.7% in the first quarter of 2026 compared to 33.4% in the prior year quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for Canada Branch Division consist of compensation, expenses to operate its distribution network and branch locations and overhead expenses.

Selling, general and administrative expenses increased $0.6 million to $16.8 million in the first quarter of 2026 compared to $16.2 million in the prior year quarter. The increase was primarily driven by approximately $0.1 million of additional expenses from Eastern Valve after its acquisition and higher acquisition related expenses of $0.6 million.

Adjusted EBITDA

During the three months ended March 31, 2026, Canada Branch Division generated Adjusted EBITDA of $2.8 million, or 5.5% of sales. This is an increase of $0.2 million from the same period a year ago, primarily driven by approximately $0.1 million of adjusted EBITDA generated by the 2026 acquisition of Eastern Valve.

Consolidated Non-operating Income and Expense

	Three Months Ended March 31,		Change
(Dollars in thousands)	2026	2025	Amount	%

Interest expense	$(12,171)	$(14,215)	$2,044	(14.4)%
Change in fair value of earnout liabilities	$—	$(1,000)	$1,000	(100.0)%
Other income (expense), net	$(702)	$632	$(1,334)	N/M
Income tax expense (benefit)	$375	$2,253	$(1,878)	(83.4)%
N/M Not meaningful

Interest Expense

Interest expense decreased $2.0 million in the first quarter of 2026 compared to the prior year quarter primarily due to lower average outstanding borrowings and lower average interest rates in 2026.

Change in Fair Value of Earnout Liabilities

The $1.0 million expense in the first quarter of 2025 related to the change in fair value of the earnout liabilities associated with the Frontier acquisition.

Other Income (Expense), Net

Other income (expense), net consists of effects of changes in foreign currency exchange rates, interest income, net and other non-operating income and expenditures. The $1.3 million change in the first quarter of 2026 compared to the same period of 2025 is primarily due to a decrease in the gain on the sale of property, plant and equipment and unfavorable changes in foreign currency exchange rates.

Income Tax Expense (Benefit)

Income tax expense was $0.4 million, a 49.5% effective tax rate for the three months ended March 31, 2026 compared to an income tax expense of $2.3 million and a 40.9% effective tax rate for the three months ended March 31, 2025. The change in the year-over-year effective tax rate was primarily due to a change in valuation allowances related to interest expense limitation on deferred tax assets, state taxes and foreign income. The income tax expense recorded in the first quarter of 2026 is based on the estimated year-end effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $52.7 million on March 31, 2026 compared to $61.8 million on December 31, 2025.

The Company believes its current balances of cash and cash equivalents, availability under its Amended Credit Agreement and cash flows from operations will be sufficient to meet its liquidity needs for the next twelve months. As of March 31, 2026, the Company had $52.7 million of cash and cash equivalents and $350.2 million of borrowing availability remaining, net of outstanding letters of credit, under the Amended Credit Agreement.
Our primary short-term and long-term liquidity and capital resource needs are to finance operating expenses, working capital, capital expenditures, potential business acquisitions, strategic initiatives and general corporate purposes. Our current debt obligations under the Amended Credit Agreement mature in December 2030. Required principal payments on the Amended Credit Agreement for the next twelve months are $35.0 million. Refer to Note 8 – Debt within Item 1. Financial Statements for additional information related to our debt obligations. Access to debt capital markets has historically provided the Company with sources of liquidity, beyond normal operating cash flows. We do not currently anticipate having difficulty in obtaining financing from those markets in the future, however, we cannot provide assurance that unforeseen events or events beyond our control (such as a potential tightening of debt capital markets, including in response to the implementation of new tariffs as part of the U.S. trade policy and any reciprocal or retaliatory tariffs thereto) will not have a material adverse impact on our liquidity.

Sources and Uses of Cash

The following table presents a summary of our cash flows:

	Three Months Ended March 31,
(in thousands)	2026	2025	Change
Net cash provided by (used in) operating activities	$(20,359)	$(4,762)	$(15,597)
Net cash provided by (used in) investing activities	$(21,824)	$(5,053)	$(16,771)
Net cash provided by (used in) financing activities	$32,046	$7,633	$24,413

Cash Provided by (Used in) Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026 was $20.4 million primarily due to net income including non-cash items, partially offset by investments in trade working capital and other net cash flow items.

Net cash used in operating activities for the three months ended March 31, 2025 was $4.8 million, primarily due to net income including non-cash items offset by investments in trade working capital and other net cash flow items.

Cash Provided by (Used in) Investing Activities

Net used in investing activities for the three months ended March 31, 2026 was $21.8 million, primarily due to the purchase of Eastern Valve, as well as purchases of property, plant and equipment and rental equipment, partially offset by the sale of property, plant and equipment and rental equipment.

Net cash used in investing activities for the three months ended March 31, 2025 was $5.1 million, primarily due to purchases of property, plant and equipment and rental equipment which was partially offset by the sale of property, plant and equipment and rental equipment.

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2026 was $32.0 million primarily due to net borrowings on the revolving credit facility partially offset by principal payments on the term loans.

Net cash provided by financing activities for the three months ended March 31, 2025 was $7.6 million primarily due to net borrowings on the revolving credit facility partially offset by principal payments on the term loans and share repurchases.

Financing and Capital Requirements

Credit Facility

The Amended Credit Agreement includes $700 million of term debt and a revolving credit arrangement of $400 million and permits the Company to increase the commitments under the credit facility from time to time by up to $500 million in the aggregate, subject to, among other things, receipt of additional commitments from existing and/or new lenders and pro forma compliance with certain financial covenants. Refer to Note 8 – Debt within Item 1. Financial Statements for a description of the Amended Credit Agreement.

On March 31, 2026, we had $736.6 million in outstanding borrowings under the Amended Credit Agreement and $350.2 million of borrowing availability remaining, net of outstanding letters of credit, under the senior secured revolving credit facility component.

As of March 31, 2026, we were in compliance with all financial covenants under our Amended Credit Agreement. While we were in compliance with our financial covenants as of March 31, 2026, failure to meet the covenant requirements of the Amended Credit Agreement in future quarters could lead to higher financing costs and increased restrictions, reduce or eliminate our ability to borrow funds, or accelerate the payment of our indebtedness and could have a material adverse effect on our business, financial condition and results of operations.

Purchase Commitments

As of March 31, 2026, we had contractual commitments to purchase approximately $277.8 million of products from our suppliers and contractors over the next twelve months.

Capital Expenditures

During the three months ended March 31, 2026, total net capital expenditures for property, plant and equipment and rental equipment were $5.6 million including proceeds from the sale of property, plant and equipment and rental equipment. The Company expects to spend approximately $25.0 million to $30.0 million for net capital expenditures during the full fiscal 2026 year to support ongoing operations.

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

During the three months ended March 31, 2026, no repurchases were made. During the three months ended March 31, 2025, the Company repurchased 320,638 shares of DSG common stock under the repurchase program at an average cost of $34.94 per share for a total cost of $11.2 million. The remaining availability for stock repurchases under the program was $32.9 million as of March 31, 2026. See Note 10 – Stockholders’ Equity within Item 1. Financial Statements for further information.

Critical Accounting Policies and Use of Estimates

The unaudited condensed consolidated financial statements were prepared in accordance with GAAP. A discussion of our critical accounting policies and estimates is contained within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in DSG’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes to our previously disclosed critical accounting policies and use of estimates. The following provides information on the accounts requiring more significant estimates.

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

The loans under the Amended Credit Agreement bear interest, at the Company’s option, at a rate equal to (i) the Alternate Base Rate or the Canadian Prime Rate (each as defined in the Amended Credit Agreement), plus, in each case, an additional margin ranging from 0.00% to 1.75% per annum, depending on the total net leverage ratio of the Company and its restricted subsidiaries as of the most recent determination date under the Amended Credit Agreement or (ii) the Adjusted Term SOFR Rate or the Adjusted Daily Simple SOFR (each as defined in the Amended Credit Agreement), plus, in each case, an additional margin ranging from 1.00% to 2.75% per annum, depending on the total net leverage ratio of the Company and its restricted subsidiaries as of the most recent determination date under the Amended Credit Agreement. Refer to Note 8 – Debt within Item 1. Financial Statements for information about the Amended Credit Agreement.

As of March 31, 2026, 100% of our debt was floating rate debt. A hypothetical increase/decrease in interest rates of 100 basis points would increase/decrease our annual interest expense by approximately $7.4 million. We have not entered into, and currently do not intend to enter into, interest rate swaps or other derivative financial instruments to mitigate the impact of fluctuations in interest rates.

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

Changes in Internal Control over Financial Reporting

Given the timing of the Eastern Valve Transaction and the complexity of systems and business processes, we intend to exclude Eastern Valve from our assessment and report on internal control over financial reporting for the year ending December 31, 2026. Other than the Eastern Valve Transaction, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the quarter ended March 31, 2026 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEMS 3 and 4 of Part II are not applicable and have been omitted from this report.

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to various legal proceedings that have arisen in the ordinary course of business. While the Company is unable to predict the outcome of these lawsuits with certainty, it currently believes that the ultimate resolution will not have, either individually or in the aggregate, a material adverse effect on the Company’s business, consolidated financial position, cash flows, or results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

The Company did not make any unregistered sales of its equity securities during the three months ended March 31, 2026.

Issuer Purchases of Equity Securities

The Board of Directors previously authorized a stock repurchase program that permits the Company to repurchase DSG common stock from time to time in open market transactions, privately negotiated transactions or by other methods. The stock repurchase program does not have an expiration date. There were no repurchases of any shares of DSG common stock during the three months ended March 31, 2026.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined under Item 408 of Regulation S-K).

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
101
The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statement of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL and contained in Exhibit 101
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISTRIBUTION SOLUTIONS GROUP, INC.
(Registrant)

Dated:	April 30, 2026	/s/ J. Bryan King
J. Bryan King Chairman, President and Chief Executive Officer (principal executive officer)

Dated:	April 30, 2026	/s/ Ronald J. Knutson
Ronald J. Knutson Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)

Dated:	April 30, 2026	/s/ David S. Lambert
David S. Lambert Vice President, Controller and Chief Accounting Officer (principal accounting officer)