Form 10-Q
period 2026-06-30
Distribution Solutions Group, Inc.
filed 2026-08-06
CIK 703604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of July 31, 2026, 46,255,422 shares of common stock, $1.00 par value, were outstanding.

Table of Contents
CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the federal securities laws that involve risks and uncertainties. Terms such as “aim,” “anticipate,” “believe,” “contemplates,” “continues,” “could,” “ensure,” “estimate,” “expect,” “forecasts,” “if,” “intend,” “likely,” “may,” “might,” “objective,” “outlook,” “plan,” “positioned,” “potential,” “predict,” “probable,” “project,” “shall,” “should,” “strategy,” “will,” “would,” and variations of them and other words and terms of similar meaning and expression (and the negatives of such words and terms) are intended to identify forward-looking statements. Forward-looking statements can also be identified by the fact that they do not relate strictly to historical or current facts. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions or beliefs as of the date they are made and are subject to a number of factors, assumptions and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact our business, financial condition and results of operations include:

•risk that we may not complete the proposed Merger (as defined in Note 16 – Subsequent Events in Part I, Item 1, Financial Statements) on the anticipated terms and timing or at all, including as a result of any failure to obtain the required stockholder and regulatory approvals and satisfy the other closing conditions;
•any adverse effects of the announcement and pendency of the proposed Merger on our business, operating results, employees, customers, suppliers, financing sources and other business relationships, including from the diversion of management’s attention and the costs and expenses associated with proposed Merger;
•the restrictions imposed by the Merger Agreement (as defined in Note 16 – Subsequent Events in Part I, Item 1 Financial Statements) on the conduct of our business and our ability to pursue acquisitions, financing transactions and other strategic opportunities while the Merger is pending;
•the provisions of the Merger Agreement, and the provisions of a Voting and Support Agreement between the Company and Luther King Capital Management Corporation (“LKCM”), that could discourage a third party from making an alternative acquisition proposal;
•the possibility that competing acquisition proposals may be made, the occurrence of events that could result in termination of the Merger Agreement and the circumstances under which we may be required to pay the termination fee;
•the risk that borrowings under the Credit Agreement Amendment (as defined in Note 16 – Subsequent Events in Part I, Item 1. Financial Statements) or other financing for the proposed Merger may not be available, notwithstanding that the Merger is not subject to a financing condition;
•any litigation in connection with the Merger;
•the interests that certain of our directors and executive officers have in the Merger that may differ from the interest of our stockholders generally;
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
•the significant influence of LKCM over the Company in light of its ownership percentage;
•any sales of shares of DSG common stock held by entities affiliated with LKCM or the possibility of any such sales;

Table of Contents
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

See Note 16 – Subsequent Events in Part I, Item 1, Financial Statements for additional details regarding the Merger Agreement.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
Distribution Solutions Group, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$66,938	$61,753
Restricted cash	8,542	13,573
Accounts receivable, less allowances of $8,027 and $6,472, respectively	331,649	271,331
Inventories	378,734	353,374
Prepaid expenses and other current assets	45,938	46,893
Total current assets	831,801	746,924
Property, plant and equipment, net	124,376	126,605
Rental equipment, net	42,123	38,956
Goodwill	473,663	467,905
Deferred tax asset, net	1,132	1,196
Customer relationships intangibles, net	131,403	143,503
Trade names and other intangibles, net	75,000	82,552
Cash value of life insurance	22,738	21,567
Right of use operating lease assets	107,605	111,117
Other assets	7,450	8,296
Total assets	$1,817,291	$1,748,621
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$188,115	$151,234
Current portion of long-term debt	35,840	35,470
Current portion of lease liabilities	21,334	20,624
Accrued expenses and other current liabilities	81,564	84,137
Total current liabilities	326,853	291,465
Long-term debt, less current portion, net	693,658	664,196
Lease liabilities	94,641	98,821
Deferred tax liability, net	20,890	20,147
Other liabilities	26,534	24,645
Total liabilities	1,162,576	1,099,274
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $1 par value:
Authorized - 500,000 shares, issued and outstanding — None	—	—
Common stock, $1 par value:
Authorized - 70,000,000 shares Issued - 47,924,087 and 47,860,312 shares, respectively Outstanding - 46,238,315 and 46,180,700 shares, respectively	46,238	46,180
Capital in excess of par value	690,706	686,183
Retained deficit	(24,818)	(33,694)
Treasury stock – 1,685,772 and 1,679,612 shares, respectively	(44,159)	(43,998)
Accumulated other comprehensive income (loss)	(13,252)	(5,324)
Total stockholders’ equity	654,715	649,347
Total liabilities and stockholders’ equity	$1,817,291	$1,748,621

See notes to Condensed Consolidated Financial Statements (Unaudited)

Distribution Solutions Group, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$557,734	$502,437	$1,053,729	$980,466
Cost of goods sold	377,598	332,353	710,254	646,402
Gross profit	180,136	170,084	343,475	334,064

Selling, general and administrative expenses	152,268	143,258	301,977	287,141
Operating income (loss)	27,868	26,826	41,498	46,923

Interest expense	(12,991)	(14,238)	(25,162)	(28,453)
Change in fair value of earnout liabilities	—	—	—	(1,000)
Other income (expense), net	(486)	(726)	(1,188)	(94)

Income (loss) before income taxes	14,391	11,862	15,148	17,376
Income tax expense (benefit)	5,897	6,859	6,272	9,112

Net income (loss)	$8,494	$5,003	$8,876	$8,264

Basic income (loss) per share of common stock	$0.18	$0.11	$0.19	$0.18

Diluted income (loss) per share of common stock	$0.18	$0.11	$0.19	$0.17

Comprehensive income (loss)
Net income (loss)	$8,494	$5,003	$8,876	$8,264
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(3,923)	15,451	(7,928)	17,115
Other	—	—	—	—
Comprehensive income (loss)	$4,571	$20,454	$948	$25,379

See notes to Condensed Consolidated Financial Statements (Unaudited)

Distribution Solutions Group, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands, except share data)
(Unaudited)

	Common Stock		Capital in Excess of Par Value			Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Outstanding Shares	$1 Par Value		Retained Deficit	Treasury Stock
Balance at January 1, 2026	46,180,700	$46,180	$686,183	$(33,694)	$(43,998)	$(5,324)	$649,347
Net income (loss)	—	—	—	382	—	—	382
Foreign currency translation adjustment	—	—	—	—	—	(4,005)	(4,005)
Stock-based compensation	—	—	2,448	—	—	—	2,448
Tax withholdings related to net share settlements of stock-based compensation awards	11,757	12	(12)	—	(70)	—	(70)
Repurchases of common stock(1)	—	—	—	—	3	—	3
Other(2)	—	—	—	—	2	—	2
Balance at March 31, 2026	46,192,457	$46,192	$688,619	$(33,312)	$(44,063)	$(9,329)	$648,107
Net income (loss)	—	—	—	8,494	—	—	8,494
Foreign currency translation adjustment	—	—	—	—	—	(3,923)	(3,923)
Stock-based compensation	—	—	2,133	—	—	—	2,133
Shares issued	47,150	47	(47)	—	—	—	—
Repurchases of common stock(1)	—	—	—	—	12	—	12
Tax withholdings related to net share settlements of stock-based compensation awards	(1,292)	(1)	1	—	(108)	—	(108)
Balance at June 30, 2026	46,238,315	$46,238	$690,706	$(24,818)	$(44,159)	$(13,252)	$654,715
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

See notes to Condensed Consolidated Financial Statements (Unaudited)

Distribution Solutions Group, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net income (loss)	$8,876	$8,264
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	39,589	40,317
Amortization of debt issuance costs	879	1,752
Stock-based compensation	4,582	2,224
Deferred income taxes	(576)	1,793
Change in fair value of earnout liabilities	—	1,000
(Gain) loss on sale of rental equipment	(3,033)	(2,129)
(Gain) loss on sale of property, plant and equipment	(626)	(543)
Charge for step-up of acquired inventory	94	—
Net realizable value adjustment and write-offs for obsolete and excess inventory	2,748	4,907
Bad debt expense	2,040	2,119
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(63,023)	(31,048)
Inventories	(29,458)	(1,470)
Prepaid expenses and other current assets	3,554	(16,364)
Accounts payable	37,231	15,552
Accrued expenses and other current liabilities	(2,018)	1,216
Other changes in operating assets and liabilities	763	946
Net cash provided by (used in) operating activities	1,622	28,536
Investing activities
Purchases of property, plant and equipment	(8,903)	(10,289)
Proceeds from sale of property, plant and equipment	826	990
Business acquisitions, net of cash acquired	(16,536)	(1,426)
Purchases of rental equipment	(11,744)	(7,177)
Proceeds from sale of rental equipment	6,553	5,913
Net cash provided by (used in) investing activities	(29,804)	(11,989)
Financing activities
Proceeds from revolving lines of credit	262,973	196,652
Payments on revolving lines of credit	(216,119)	(195,865)
Payments on term loans	(17,500)	(20,125)
Deferred financing costs	—	—
Repurchase of common stock	15	(20,256)
Shares repurchased held in treasury	(178)	(45)
Stock option exercises	—	877
Payment of financing lease principal	(329)	(296)
Net cash provided by (used in) financing activities	28,862	(39,058)
Effect of exchange rate changes on cash and cash equivalents	(526)	2,548
Increase (decrease) in cash, cash equivalents and restricted cash	154	(19,963)
Cash, cash equivalents and restricted cash at beginning of period	75,326	81,726
Cash, cash equivalents and restricted cash at end of period	$75,480	$61,763
Cash and cash equivalents	$66,938	$47,430
Restricted cash	8,542	14,333
Total cash, cash equivalents and restricted cash	$75,480	$61,763

See notes to Condensed Consolidated Financial Statements (Unaudited)

Distribution Solutions Group, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025

Supplemental disclosure of cash flow information
Net cash paid for income taxes	$6,481	$9,944
Net cash paid for interest	$23,701	$26,769
Net cash paid for interest on supply chain receivables financing	$1,153	$1,350

Non-cash activities:
Additions of property, plant and equipment included in accounts payable	$595	$317
Right of use assets obtained in exchange for finance lease liabilities	$296	$292
Right of use assets obtained in exchange for operating lease liabilities	$7,325	$19,980

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

Recent Events

Eastern Valve Acquisition

On March 9, 2026, DSG acquired all of the issued and outstanding stock of Eastern Valve & Control Specialties Ltd. (“Eastern Valve” and the “Eastern Valve Transaction”). Eastern Valve is located in Paradise, Newfoundland, Canada and supplies and services industrial valve products throughout Atlantic Canada. The total purchase consideration exchanged was $16.5 million, net of cash acquired of $0.3 million. DSG funded the Eastern Valve Transaction with borrowings under its Amended Credit Agreement. Refer to Note 3 – Business Acquisitions for additional information about Eastern Valve and the Eastern Valve Transaction.

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all disclosures required by GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with DSG’s audited consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (“SEC”). All normal recurring adjustments have been made that are necessary to fairly state the results of operations for the interim periods. Operating results for the three and six months ended June 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

Period-end Dates: The Company and its consolidated subsidiaries, except for the subsidiaries in the Gexpro Services segment, operate on a calendar year-end. Gexpro Services operates on a calendar year-end for annual reporting purposes.

However, quarterly financial statements for Gexpro Services are prepared on financial close dates that may differ from that of the Company. For the quarter ended June 30, 2026, there was a three day difference in the period end. The consolidated financial statement impact of the three day difference arising from the different period ends for the quarter ended June 30, 2026 was not material. The Company utilizes the exchange rates in effect at Gexpro Services’ reporting date and the appropriate weighted-average rate for its fiscal reporting period.

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

Note 3 – Business Acquisitions

DSG and its operating companies acquired one business during the six months ended June 30, 2026. The acquisition was accounted for under ASC 805, the acquisition method of accounting. The allocation of consideration exchanged to the assets acquired and liabilities assumed was based on estimated acquisition-date fair values. The final valuations will be completed within the one-year measurement period following the acquisition date, and any adjustments will be recorded in the period in which the adjustments are determined.

On March 9, 2026, DSG acquired all of the issued and outstanding stock of Eastern Valve & Control Specialties Ltd. (“Eastern Valve”), with a purchase price of approximately $16.5 million, net of cash acquired of $0.3 million. Eastern Valve is located in Paradise, Newfoundland, Canada and supplies and services industrial valve products throughout Atlantic Canada. Eastern Valve was acquired to expand DSG’s operating footprint in the Canadian market. The results of operations of Eastern Valve are included within the Canada Branch Division reportable segment. The acquisition was funded with borrowings under the Company’s Amended Credit Agreement. Refer to Note 9 – Debt for information about the Amended Credit Agreement.

The following table summarizes the allocation of consideration exchanged to the estimated fair values of assets acquired and liabilities assumed, including the allocation to other intangible assets acquired:

	Eastern Valve
(in thousands)	March 9, 2026 Acquisition Date	Measurement Period Adjustments	Adjusted Total
Accounts receivable(1)	$3,027	$(380)	$2,647
Inventory	1,515	—	1,515
Other current assets	255	—	255
Property, plant and equipment	2,946	—	2,946
Other intangible assets:
Customer relationships	2,064	—	2,064
Trade names	1,621	—	1,621
Deferred tax liability, net of deferred tax asset	(1,406)	109	(1,297)
Accounts payable	(1,020)	—	(1,020)
Accrued expenses and other liabilities	(670)	(31)	(701)
Goodwill	7,909	597	8,506
Total purchase consideration exchanged, net of cash acquired	$16,241	$295	$16,536

Cash consideration	$16,241	$295	$16,536

Total purchase consideration exchanged, net of cash acquired	$16,241	$295	$16,536
(1) The fair value of accounts receivable approximated the gross contractual value.

Certain estimated values for the Eastern Valve Transaction, including working capital and other adjustments to the initial balance sheet, the valuation of intangibles and property, plant and equipment and income taxes are not yet finalized, and the preliminary purchase price allocation is subject to change as the Company completes its analysis of the fair value at the date of acquisition. During the measurement period, the Company completed its assessment of certain assets and liabilities and finalized the working capital adjustment in accordance with the purchase agreement. As a result, the preliminary purchase price allocation was revised to reflect new information about facts and circumstances that existed as of the acquisition date. The adjustments resulted in a $0.6 million increase to goodwill. Total purchase consideration, net of cash acquired increased due to working capital and other adjustments in accordance with the purchase agreement of $0.3 million.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Revenue	$577,734	$504,784	$1,056,178	$985,649
Net income (loss)	$8,421	$5,783	$8,768	$9,569

Actual Results of Business Acquisition

The following table presents actual results attributable to our 2026 acquisition of Eastern Valve that were included in the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2026. The results for the business acquired in this acquisition are only included in the following table for the portion of the respective three-month or six-month period that is subsequent to its March 9, 2026 acquisition date.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Revenue	$4,099	$—	$4,869	$—
Net income (loss)	$791	$—	$897	$—

The Company incurred transaction and integration costs (credits) related to completed and contemplated acquisitions of $0.3 million and $1.1 million for the three and six months ended June 30, 2026 and $(0.2) million and $(0.1) million for the three and six months ended 2025, respectively, which are included in Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
Note 4 – Revenue Recognition

Disaggregation of Revenue

The Company’s revenue is primarily comprised of product sales to customers. The Company has disaggregated revenue by geographic area and by segment as it most reasonably depicts the amount, timing and uncertainty of revenue and cash flows generated from our contracts with customers. Disaggregated consolidated revenue by geographic area (based on the location to which the product is shipped to):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
United States	$405,018	$371,138	$771,254	$728,270
Canada	83,553	74,337	152,846	141,967
Europe	19,618	16,121	37,424	29,952
Pacific Rim	12,226	7,621	21,742	15,393
Latin America	34,117	29,842	65,350	58,479
Other	3,823	3,959	6,321	7,640
Intersegment revenue elimination	(621)	(581)	(1,208)	(1,235)
Total revenue	$557,734	$502,437	$1,053,729	$980,466

See Note 13 – Segment Information for disaggregation of revenue by segment.

Rental Revenue

TestEquity rents new and used electronic test and measurement equipment to customers in multiple industries. Lawson leases parts washer machines to customers. This leased equipment is included in Rental equipment, net in the Unaudited

Condensed Consolidated Balance Sheets, and rental revenue is included in Revenue in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The unearned rental revenue related to customer prepayments on equipment leases was nominal at June 30, 2026 and December 31, 2025.

Rental revenue from operating leases:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Revenue from operating leases	$7,141	$6,636	$14,835	$13,230

Note 5 – Supplemental Financial Statement Information

Restricted Cash

The Company agreed to maintain restricted cash of $8.5 million as of June 30, 2026 and $13.6 million as of December 31, 2025, under agreements with outside parties. The restricted cash balances of $8.5 million as of June 30, 2026 and December 31, 2025 represent deposits placed with certain lenders under the Amended Credit Agreement, and the Company is restricted from withdrawing these balances without the prior consent of the respective lenders. The remaining restricted cash balance of $5.1 million as of December 31, 2025 represents escrow accounts that were established in conjunction with certain business acquisitions, which were released during the six months ended June 30, 2026, after meeting certain working capital and other post-closing requirements as of the contractual post-acquisition dates.

Property, Plant and Equipment, net

Components of property, plant and equipment, net were as follows:

(in thousands)	June 30, 2026	December 31, 2025
Land	$16,928	$16,566
Buildings and improvements	74,434	67,508
Machinery and equipment	64,196	62,750
Capitalized software	24,027	21,492
Furniture and fixtures	12,357	12,275
Vehicles	6,894	6,720
Construction in progress(1)	3,494	8,112
Total	202,330	195,423
Accumulated depreciation and amortization	(77,954)	(68,818)
Property, plant and equipment, net	$124,376	$126,605
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

Depreciation expense for property, plant and equipment and amortization expense for capitalized software, which are included in Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Depreciation expense for property, plant and equipment	$4,329	$4,691	$8,709	$9,463
Amortization expense for capitalized software	$1,189	$1,062	$2,315	$1,929

Rental Equipment, net

Rental equipment, net consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Rental equipment	$74,045	$68,401
Accumulated depreciation	(31,922)	(29,445)
Rental equipment, net	$42,123	$38,956

Depreciation expense for rental equipment, which is included in Cost of goods sold in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Depreciation expense for rental equipment	$3,199	$2,935	$6,413	$5,690

Refer to Note 4 – Revenue Recognition for a discussion on the Company’s activities as lessor.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Accrued compensation	$26,852	$29,267
Contract liabilities	8,902	5,207
Accrued and withheld taxes, other than income taxes	7,951	10,263
Accrued customer rebates	7,537	7,847
Accrued severance and acquisition related retention bonus	2,649	1,966
Accrued interest	2,219	1,647
Accrued health benefits	1,496	1,615
Deferred acquisition payments and accrued earnout liabilities	982	6,021
Accrued income taxes	709	793
Accrued stock-based compensation	326	326
Other	21,941	19,185
Total accrued expenses and other current liabilities	$81,564	$84,137

Other Liabilities

Other liabilities consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Security bonus plan	$6,927	$7,165
Deferred compensation	13,682	12,589
Other	5,925	4,891
Total other liabilities	$26,534	$24,645

Note 6 – Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by segment were as follows:

(in thousands)	Lawson	TestEquity	Gexpro Services	Canada Branch Division	Total
Balance at December 31, 2025	$192,875	$164,880	$57,974	$52,176	$467,905
Acquisitions(1)	—	—	—	8,506	8,506
Impact of foreign exchange rates	(201)	—	(430)	(2,117)	(2,748)
Balance at June 30, 2026	$192,674	$164,880	$57,544	$58,565	$473,663
(1)    Refer to Note 3 – Business Acquisitions for information related to measurement period adjustments.

Intangible Assets

The gross carrying amount and accumulated amortization for definite-lived intangible assets were as follows:

	June 30, 2026			December 31, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$142,428	$(68,692)	$73,736	$141,637	$(60,640)	$80,997
Customer relationships	275,610	(144,207)	131,403	274,844	(131,341)	143,503
Other (1)	8,244	(6,980)	1,264	7,894	(6,339)	1,555
Total	$426,282	$(219,879)	$206,403	$424,375	$(198,320)	$226,055
(1)    Other primarily consists of non-compete agreements.

Amortization expense for definite-lived intangible assets is included in Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Amortization expense for intangible assets	$11,148	$11,650	$22,152	$23,235

The estimated aggregate amortization expense for the remaining year 2026 and each of the next four years and thereafter are as follows:

(in thousands)	Amortization
Remaining 2026	$22,015
2027	38,970
2028	34,572
2029	30,972
2030	21,186
Thereafter	58,688
Total	$206,403

Note 7 – Leases

The Company leases property used for warehousing, distribution centers, office space, branch locations, equipment and vehicles. The components of lease cost were as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Lease Type	Classification	2026	2025	2026	2025
Operating lease expense(1)	Operating expenses	$7,310	$6,991	$14,633	$13,818
Financing lease amortization	Operating expenses	143	149	281	299
Financing lease interest	Interest expense	23	26	46	52
Financing lease expense		166	175	327	351
Sublease income(2)		(150)	(160)	(343)	(319)
Net lease cost		$7,326	$7,006	$14,617	$13,850
(1)    Includes short-term lease expense, which is immaterial.
(2)    The Company subleases excess property to third-party tenants. Sublease income is recognized on a straight-line basis over the sublease agreement and is recorded as an offset to operating lease expense.

The value of net assets and liabilities related to our operating and finance leases as of June 30, 2026 and December 31, 2025 was as follows (in thousands):

Lease Type	June 30, 2026	December 31, 2025
Total right of use operating lease assets	$107,605	$111,117
Total right of use financing lease assets	1,633	1,573
Total lease assets	$109,238	$112,690

Total current operating lease obligation	$20,731	$20,030
Total current financing lease obligation	603	594
Total current lease obligation	$21,334	$20,624

Total long-term operating lease obligation	$93,866	$98,022
Total long-term financing lease obligation	775	799
Total long-term lease obligation	$94,641	$98,821

The value of lease liabilities related to our operating and finance leases and sublease income as of June 30, 2026 was as follows (in thousands):

Maturity Date of Lease Liabilities	Operating Leases	Financing Leases	Total	Sublease Income
Remaining 2026	$13,804	$357	$14,161	$183
2027	27,621	516	28,137	41
2028	25,233	375	25,608	42
2029	21,405	184	21,589	43
2030	14,160	70	14,230	29
Thereafter	42,927	8	42,935	—
Total lease payments	145,150	1,510	146,660	338
Less: Interest	(30,553)	(132)	(30,685)	—
Present value of lease liabilities	$114,597	$1,378	$115,975	$338

The weighted average lease terms and interest rates of leases held as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026		December 31, 2025
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term	6.2 years	3.0 years	6.0 years	3.2 years
Weighted average interest rate	7.4%	6.9%	7.5%	7.1%

The cash outflows of leasing activity for the six months ended June 30, 2026 and 2025 were as follows (in thousands):

		Six Months Ended June 30,
Cash Flow Source	Classification	2026	2025
Operating cash flows from operating leases	Operating activities	$(13,940)	$(13,111)
Operating cash flows from financing leases	Operating activities	$(48)	$(54)
Financing cash flows from financing leases	Financing activities	$(329)	$(296)

Refer to Note 4 – Revenue Recognition for a discussion on the Company’s activities as lessor.

Note 8 – Debt

The Company’s outstanding long-term debt was comprised of the following:

(in thousands)	June 30, 2026	December 31, 2025
Senior secured revolving credit facility	$50,431	$3,948
Senior secured term loan	682,500	700,000
Other revolving line of credit	841	470
Total debt	733,772	704,418
Less: current portion of long-term debt	(35,840)	(35,470)
Less: deferred financing costs	(4,274)	(4,752)
Total long-term debt	$693,658	$664,196

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

The Company has unused outstanding letters of credit of $4.8 million as of June 30, 2026. Net of these letters of credit, there was $344.7 million of borrowing availability under the revolving credit facility as of June 30, 2026.

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

Deferred financing costs are amortized over the life of the debt instrument and reported as a component of Interest expense in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Amortization of deferred financing costs was $0.4 million and $0.9 million for the three and six months ended June 30, 2026 and $0.9 million and $1.8 million for the three and six months ended June 30, 2025, respectively. As of June 30, 2026, total deferred financing costs net of accumulated amortization were $7.8 million of which $4.3 million are included in Long-term debt, less current portion, net (related to the senior secured term loan) and $3.5 million are included in Other assets (related to the senior secured revolving credit facility) in the Unaudited Condensed Consolidated Balance Sheets.

Each of the loans under the Amended Credit Agreement mature on December 18, 2030, at which time all outstanding loans, together with all accrued and unpaid interest, must be repaid and the revolving credit facility commitments will terminate. Future maturities of long-term debt are $35.0 million per year payable in equal quarterly installments during 2026, 2027, 2028 and 2029, with the remaining balance of $610.4 million due in 2030 upon maturity. The Company is also required to prepay the term loans with the net cash proceeds from any disposition of certain assets (subject to reinvestment rights) or from the incurrence of any unpermitted debt. The Company may borrow, repay and reborrow the revolving loans until December 18, 2030, prepay any of the term loans, and terminate any of the commitments, in whole or in part, at any time without premium or penalty, subject to certain conditions and the reimbursement of certain lender costs in the case of prepayments of certain types of loans.

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

The Amended Credit Agreement contains various covenants, including financial maintenance covenants requiring the Company to maintain compliance with a consolidated minimum interest coverage ratio and a maximum total net leverage ratio, each determined in accordance with the terms of the Amended Credit Agreement. The Amended Credit Agreement contains various events of default (subject to exceptions, thresholds and grace periods as set forth in the Amended Credit Agreement). Under certain circumstances, a default interest rate will apply on all obligations at a rate equal to 2.0% per annum above the applicable interest rate. The Company was in compliance with all financial covenants as of June 30, 2026.

On July 15, 2026, the Company entered into the Credit Agreement Amendment (as defined in Note 16 – Subsequent Events) in connection with the proposed Merger (as defined in Note 16 – Subsequent Events). See Note 16 – Subsequent Events for additional information.

Note 9 – Stock-Based Compensation

The Company recorded stock-based compensation expense of $2.2 million and $4.6 million for the three and six months ended June 30, 2026 and $1.3 million and $2.2 million for the three and six months ended 2025, respectively, in Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). A portion of the Company’s stock-based awards are liability-classified. Accordingly, changes in the market value of DSG common stock may result in stock-based compensation expense or benefit in certain periods. A stock-based compensation liability of $0.3 million as of June 30, 2026 and $0.3 million as of December 31, 2025 was included in Accrued expenses and other current liabilities in the Unaudited Condensed Consolidated Balance Sheets.

Note 10 – Stockholders’ Equity

Stock Repurchase Program

Under an existing stock repurchase program authorized by the Board of Directors, the Company may repurchase its common stock from time to time in open market transactions, privately negotiated transactions or by other methods. During the first six months of 2026, no repurchases were made. During the first six months of 2025, the Company repurchased 653,213 shares of DSG common stock under the repurchase program at an average cost of $30.69 per share for a total cost of $20.0 million. The remaining availability for stock repurchases under the program was $32.9 million at June 30, 2026.

On July 15, 2026, the Company entered into the Merger Agreement (as defined in Note 16 – Subsequent Events), which generally prohibits the Company from repurchasing shares of DSG common stock during the pendency of the Merger, subject to specified exceptions. See Note 16 – Subsequent Events for additional information.

Note 11 – Earnings Per Share

The following table provides the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2026	2025	2026	2025

Basic income per share:
Net income (loss)	$8,494	$5,003	$8,876	$8,264
Basic weighted average shares outstanding	46,210,991	46,381,194	46,200,851	46,490,702
Basic income (loss) per share of common stock	$0.18	$0.11	$0.19	$0.18

Diluted income per share:
Net income (loss)	$8,494	$5,003	$8,876	$8,264
Basic weighted average shares outstanding	46,210,991	46,381,194	46,200,851	46,490,702
Effect of dilutive securities	221,549	181,496	861,365	804,845
Diluted weighted average shares outstanding	46,432,540	46,562,690	47,062,216	47,295,547
Diluted income (loss) per share of common stock	$0.18	$0.11	$0.19	$0.17
The securities that were excluded from the calculation of diluted earnings per share because their inclusion would be anti-dilutive were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Stock options	2,258,864	2,167,209	1,568,210	1,370,066
Other stock-based awards	—	960	—	799

Note 12 – Income Taxes

The Company recorded income tax expense of $5.9 million, a 41.0% effective tax rate for the three months ended June 30, 2026. An income tax expense of $6.9 million, a 57.8% effective tax rate was recorded for the three months ended June 30, 2025. The effective tax rate for the three months ended June 30, 2026 differs from the U.S. statutory rate primarily due to state taxes, foreign income, a change in valuation allowances related to interest expense limitation deferred tax assets and other discrete items. The change in the valuation allowances includes updated U.S. deferred tax projections, particularly related to future taxable income generated by the Company’s deferred tax liabilities. The effective tax rate for the three months ended June 30, 2025 differs from the U.S. statutory rate primarily due to state taxes, foreign income and a change in valuation allowances related to interest expense limitation deferred tax assets.

The Company recorded income tax expense of $6.3 million, a 41.4% effective tax rate for the six months ended June 30, 2026. An income tax expense of $9.1 million, a 52.4% effective rate was recorded for the six months ended June 30, 2025. The effective tax rate for the six months ended June 30, 2026 differs from the U.S. statutory rate primarily due to state taxes, foreign income and a change in valuation allowances related to interest expense limitation deferred tax assets. The change in the valuation allowances includes updated U.S. deferred tax projections particularly related to future taxable income generated by the Company’s deferred tax liabilities. The effective tax rate for the six months ended June 30, 2025 differs from the U.S. statutory rate primarily due to state taxes, foreign income and a change in valuation allowances related to interest expense limitation deferred tax assets.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of multiple state and foreign jurisdictions. As of June 30, 2026, the Company is subject to U.S. federal income tax examinations for the years 2022 through 2024 and income tax examinations from various other jurisdictions for the years 2018 through 2025.

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

Note 13 – Segment Information

The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer of DSG. For each reportable segment, the CODM uses segment operating income (loss) to allocate resources (including employees and financial resources) in a way to manage and grow margins.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Revenue
Lawson	$125,498	$124,313	$249,234	$244,775
TestEquity	228,994	195,046	433,170	383,819
Gexpro Services	140,146	127,807	257,794	246,712
Canada Branch Division	63,717	55,852	114,739	106,395
Intersegment revenue elimination	(621)	(581)	(1,208)	(1,235)
Total revenue	$557,734	$502,437	$1,053,729	$980,466

Cost of goods sold
Lawson	$61,100	$55,739	$119,849	$107,967
TestEquity	178,068	152,473	336,650	299,489
Gexpro Services	96,615	87,847	178,506	169,646
Canada Branch Division	42,671	36,895	76,483	70,541
Intersegment cost of goods sold elimination	(856)	(601)	(1,234)	(1,241)
Total cost of goods sold	$377,598	$332,353	$710,254	$646,402

Selling, general and administrative expenses
Lawson	$61,856	$60,599	$123,787	$122,517
TestEquity	40,158	37,760	81,705	75,387
Gexpro Services	28,999	26,058	56,355	51,923
Canada Branch Division	17,217	17,206	34,041	33,452
All Other	4,038	1,635	6,089	3,862
Total operating expenses	$152,268	$143,258	$301,977	$287,141

Operating income (loss)
Lawson	$2,542	$7,975	$5,598	$14,291
TestEquity	10,768	4,813	14,815	8,943
Gexpro Services	14,532	13,902	22,933	25,143
Canada Branch Division	3,829	1,751	4,215	2,402
All Other	(3,803)	(1,615)	(6,063)	(3,856)
Total operating income (loss)	$27,868	$26,826	$41,498	$46,923

Reconciliation to income (loss) before income taxes
Interest expense	$(12,991)	$(14,238)	$(25,162)	$(28,453)
Change in fair value of earnout liabilities	—	—	—	(1,000)
Other income (expense), net	(486)	(726)	(1,188)	(94)
Income (loss) before income taxes	$14,391	$11,862	$15,148	$17,376

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

(in thousands)	Lawson	TestEquity	Gexpro Services	Canada Branch Division	Elimination	Total
Three Months Ended June 30, 2026
Revenue from external customers	$125,403	$228,921	$139,727	$63,683	$—	$557,734
Intersegment revenue	95	73	419	34	(621)	—
Revenue	$125,498	$228,994	$140,146	$63,717	$(621)	$557,734
Three Months Ended June 30, 2025
Revenue from external customers	$124,287	$194,830	$127,474	$55,846	$—	$502,437
Intersegment revenue	26	216	333	6	(581)	—
Revenue	$124,313	$195,046	$127,807	$55,852	$(581)	$502,437

Six Months Ended June 30, 2026
Revenue from external customers	$249,092	$432,685	$257,270	$114,682	$—	$1,053,729
Intersegment revenue	142	485	524	57	(1,208)	—
Revenue	$249,234	$433,170	$257,794	$114,739	$(1,208)	$1,053,729
Six Months Ended June 30, 2025
Revenue from external customers	$244,727	$383,286	$246,067	$106,386	$—	$980,466
Intersegment revenue	48	533	645	9	(1,235)	—
Revenue	$244,775	$383,819	$246,712	$106,395	$(1,235)	$980,466

Total assets by segment and long-lived assets by geographic area were as follows:

(in thousands)	June 30, 2026	December 31, 2025
Total assets by segment
Lawson	$525,552	$548,169
TestEquity	668,795	624,829
Gexpro Services	384,458	351,552
Canada Branch Division	227,817	210,625
All Other	10,669	13,446
Total	$1,817,291	$1,748,621

Long-lived assets by geographic area(1)
United States	$773,223	$796,554
Canada	150,055	142,183
Europe	29,865	31,006
Pacific Rim	5,550	5,967
Latin America	2,927	3,224
Other	—	—
Total	$961,620	$978,934
(1)    Long-lived assets include property, plant and equipment, rental equipment, goodwill, intangibles, right of use operating lease assets, and other assets.

Refer to Note 4 – Revenue Recognition for disaggregated revenue by geographic area.

Capital expenditures and depreciation and amortization by segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Capital expenditures
Lawson	$1,726	$852	$3,093	$4,828
TestEquity	7,146	6,101	13,607	9,289
Gexpro Services	747	1,399	1,463	2,386
Canada Branch Division	2,116	607	2,484	963
All Other	—	—	—	—
Total	$11,735	$8,959	$20,647	$17,466

Depreciation and amortization
Lawson	$6,744	$6,808	$13,458	$13,360
TestEquity	8,246	8,280	16,526	16,408
Gexpro Services	3,041	3,532	6,170	6,985
Canada Branch Division	1,834	1,718	3,435	3,564
All Other	—	—	—	—
Total	$19,865	$20,338	$39,589	$40,317

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

Note 15 – Related Party Transactions

Consulting Services

Individuals employed by LKCM Headwater Operations, LLC, a related party of LKCM, have provided the Company with certain consulting services for interim executive management in addition to assisting in identifying cost savings, revenue enhancements and operational synergies of the combined companies. Expense of $0.1 million and $0.3 million for the three and six months ended June 30, 2026, respectively, and $0.4 million and $0.6 million for the three and six months ended June 30, 2025 was recorded within Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), reflecting expenses incurred for these consulting services.

Significant Shareholder

LKCM, entities affiliated with LKCM and J. Bryan King (President and Chief Executive Officer of DSG and Chairman of the DSG Board of Directors), including private investment partnerships for which LKCM serves as investment manager, beneficially owned in the aggregate approximately 36.4 million shares of DSG common stock as of June 30, 2026 representing approximately 78.6% of the outstanding shares of DSG common stock as of June 30, 2026.

Merger Agreement

On July 15, 2026, the Company entered into the Merger Agreement with entities affiliated with LKCM Headwater (as defined in Note 16 – Subsequent Events) and J. Bryan King. See Note 16 – Subsequent Events for additional information.

Principal Executive Office Lease

In connection with the Company’s headquarters move to Fort Worth, Texas in 2023, the Company has been utilizing office space in a building that is leased by LKCM. The Company is not charged any rent or other amounts for the use of the office space.

Note 16 – Subsequent Events

Merger Agreement

On July 15, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Eclipse Parent Acquisitions, LLC (“Parent”), Eclipse Intermediate Acquisitions, LLC, a wholly owned subsidiary of Parent (“Intermediate”), and Eclipse Acquisitions Merger Sub, Inc., a wholly owned subsidiary of Intermediate (“Merger Sub”). Parent, Intermediate and Merger Sub are affiliated with LKCM Headwater Investments, LLC (“LKCM Headwater”), J. Bryan King and their respective affiliates. Mr. King is the Company’s Chief Executive Officer and Chairman of the Company’s Board of Directors and is also the Managing Partner of LKCM Headwater. LKCM Headwater and its affiliates beneficially owned, in the aggregate, approximately 78.6% of the outstanding shares of DSG common stock as of June 30, 2026.

The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”), with the Company continuing as the surviving corporation and becoming a wholly owned subsidiary of Intermediate and an indirect wholly owned subsidiary of Parent. At the effective time of the Merger, each outstanding share of DSG common stock, other than shares owned by Parent and certain affiliated stockholders, treasury shares and shares for which appraisal rights are properly exercised and not withdrawn, will be converted into the right to receive $35.00 in cash, without interest. If the Merger is completed, the Company will become privately held and DSG common stock will cease to be listed on Nasdaq.

The Merger Agreement and the Transactions were unanimously recommended by a special committee of the Company’s Board of Directors comprised solely of disinterested directors (the “Special Committee”) and were approved by the Company’s Board of Directors, with certain directors recusing themselves from the vote. Completion of the Merger is subject to specified closing conditions, including (i) adoption of the Merger Agreement by the affirmative vote of the holders of a majority of the outstanding shares of DSG common stock entitled to vote thereon, (ii) approval of the Transactions by the affirmative vote of a majority of the votes cast by the Company’s disinterested stockholders (as such term is defined in Section 144 of the Delaware General Corporation Law) in respect of the Transactions, (iii) expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”) and (iv) the absence of any law or order that enjoins, restrains, makes illegal or otherwise prevents or prohibits the Merger.

The Company has made various representations, warranties and covenants in the Merger Agreement, including covenants to conduct its business in the ordinary course and to refrain from taking certain actions without Parent’s consent, subject to specified exceptions. In addition, under the terms of the Merger Agreement, revolving loans under our credit facility, other than borrowings to finance certain contemplated acquisitions, may not exceed $100.0 million outstanding at any time between the signing of the Merger Agreement and the closing of the Merger.

The Merger Agreement contains various termination rights for the Company and Parent, including the right of either party to terminate the Merger Agreement if the Merger has not been consummated on or before December 31, 2026 (the “Outside Date”), subject to certain limitations and as such date may be extended pursuant to the terms of the Merger Agreement. If the Merger Agreement is terminated by the Company in connection with the Company’s entry into a definitive agreement providing for a Superior Proposal (as defined in the Merger Agreement) in accordance with the Merger Agreement or by Parent in connection with an Adverse Recommendation Change (as defined in the Merger Agreement), the Company would be required to pay Parent a termination fee of approximately $9.3 million in cash. If the Merger Agreement is terminated by the Company under specified circumstances relating to (i) the failure of Parent, Intermediate or Merger Sub to consummate the Merger when required to do so under the Merger Agreement or (ii) Parent’s, Intermediate’s or Merger Sub’s breach of its representations, warranties, covenants or agreements in the Merger Agreement that resulted from a Willful Breach (as defined in the Merger Agreement), Parent would be required to pay the Company a reverse termination fee of approximately $22.2 million in cash.

Concurrently with the execution of the Merger Agreement, the Company and certain of its subsidiaries entered into an amendment to the Company’s existing credit agreement (the “Credit Agreement Amendment”) that permits, subject to its terms and conditions, proceeds of revolving loans to be used to finance the Merger and related transactions. The Merger Agreement and the Credit Agreement Amendment were entered into after June 30, 2026, and no effects of the proposed Merger or related financing have been reflected in the accompanying condensed consolidated financial statements.

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

We manage and report our operating results through four reportable segments: Lawson, TestEquity, Gexpro Services and Canada Branch Division. A summary of our reportable segments is presented below. For additional details about our segments see Note 1 – Nature of Operations and Basis of Presentation and Note 13 – Segment Information, in Part I, Item 1. Financial Statements.

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

Recent Events

Pending Merger

On July 15, 2026, we entered into the Merger Agreement with Parent, Intermediate and Merger Sub, each of which is affiliated with LKCM Headwater, J. Bryan King and their respective affiliates. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into DSG, with DSG continuing as the surviving corporation and becoming an indirect wholly owned subsidiary of Parent. At the effective time of the Merger, each outstanding share of DSG common stock, other than specified excluded shares and shares subject to validly exercised appraisal rights, will be converted into the right to receive $35.00 in cash, without interest.

Completion of the Merger is subject to specified closing conditions, including receipt of specified stockholder approvals and expiration or termination of the applicable waiting period under the HSR Act, and is not subject to a financing condition. If ther Merger is completed, DSG will become privately held and DSG common stock will be delisted from Nasdaq. In connection with the execution of the Merger Agreement, we amended our existing credit agreement to permit, subject to its terms and conditions, revolving loans to be used to finance the Merger and related transactions. For additional information, see

Note 16 – Subsequent Events in Part I, Item 1, Financial Statements and our Current Report on Form 8-K filed with the SEC on July 16, 2026.

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

Acquisition Strategy

In addition to organic growth, we plan to actively pursue acquisition opportunities complementary to our businesses and that we believe will be financially accretive to our organization. During the pendency of the Merger, our ability to pursue acquisitions and other strategic transactions is subject to the interim operating covenants contained in the Merger Agreement.

Sales Drivers

DSG believes that the Purchasing Managers Index (“PMI”) published by the Institute for Supply Management is an indicative measure of the relative strength of the economic environment of the industry in which it operates. The PMI is a composite index of economic activity in the U.S. manufacturing sector. A measure of the PMI index above 50 is generally viewed as indicating an expansion of the manufacturing sector while a measure below 50 is generally viewed as representing a contraction. The average monthly PMI was 53.0 in the six months ended June 30, 2026, compared to 49.4 in the six months ended June 30, 2025.

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

Factors Affecting Comparability to Prior Periods

Our results of operations are not directly comparable on a year-over-year basis due to acquisition activity. We account for acquisitions under Accounting Standards Codification 805, Business Combinations (“ASC 805”). Accordingly, the results of acquisitions are only included subsequent to their respective acquisition dates. Refer to Note 3 – Business Acquisitions in Part I, Item 1. Financial Statements for a description of the acquisition completed in 2026 and the reportable segment in which the acquisition’s results of operations are included.

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

Non-GAAP Adjusted EBITDA

Management believes Adjusted EBITDA is an important measure of the Company’s operating performance and may provide investors with additional meaningful comparisons between current results and results in prior operating periods because Adjusted EBITDA excludes certain non-operational or non-cash items whose fluctuations from period to period do not necessarily correspond to changes in the operating performance of our business and consequently may impact the overall comparability from period to period. We define Adjusted EBITDA as operating income plus depreciation and amortization, stock-based compensation, severance and acquisition related retention costs, costs related to the execution and integration of acquisitions, amortization of fair value step-up resulting from acquisitions and other non-recurring items. Management uses operating income and Adjusted EBITDA to evaluate the performance of its reportable segments. See Note 13 – Segment Information in Part I, Item 1. Financial Statements for additional information about our reportable segments.

The following table provides a reconciliation of Net income (loss) to Adjusted EBITDA on a consolidated basis and Operating income (loss) to Adjusted EBITDA by segment for the three and six months ended June 30, 2026 and 2025. A reconciliation of Net income (loss) to Adjusted EBITDA by segment is not provided because management does not determine or review net income at the segment level and does not allocate non-operating costs and expenses to its segments, such as income taxes, interest expense, and various other non-operating income and expense.

Reconciliation of Net Income (Loss) to Non-GAAP Adjusted EBITDA (Unaudited)

	Three Months Ended June 30, 2026
(in thousands)	Lawson	TestEquity	Gexpro Services	Canada Branch Division	All Other	Consolidated
Net income (loss)						$8,494
Income tax expense (benefit)						5,897
Other income (expense), net						486
Interest expense						12,991
Operating income (loss)	$2,542	$10,768	$14,532	$3,829	$(3,803)	$27,868
Depreciation and amortization	6,744	8,246	3,041	1,834	—	19,865
Stock-based compensation(1)	777	507	404	—	470	2,158
Severance and acquisition related retention expenses(2)	1,399	382	319	20	84	2,204
Acquisition related costs(3)	357	61	4	(87)	—	335
Inventory step-up(4)	—	—	—	70	—	70
Other non-recurring(5)	91	27	—	40	1,275	1,433
Adjusted EBITDA	$11,910	$19,991	$18,300	$5,706	$(1,974)	$53,933

	Three Months Ended June 30, 2025
(in thousands)	Lawson	TestEquity	Gexpro Services	Canada Branch Division	All Other	Consolidated
Net income (loss)						$5,003
Income tax expense (benefit)						6,859
Other income (expense), net						726
Interest expense						14,238
Operating income (loss)	$7,975	$4,813	$13,902	$1,751	$(1,615)	$26,826
Depreciation and amortization	6,808	8,280	3,532	1,718	—	20,338
Stock-based compensation(1)	775	168	18	—	289	1,250
Severance and acquisition related retention expenses(2)	139	187	27	3	(1)	355
Acquisition related costs(3)	12	29	(397)	148	—	(208)
Adjusted EBITDA	$15,709	$13,477	$17,082	$3,620	$(1,327)	$48,561

	Six Months Ended June 30, 2026
(in thousands)	Lawson	TestEquity	Gexpro Services	Canada Branch Division	All Other	Consolidated
Net income (loss)						$8,876
Income tax expense (benefit)						6,272
Other income (expense), net						1,188
Interest expense						25,162
Operating income (loss)	$5,598	$14,815	$22,933	$4,215	$(6,063)	$41,498
Depreciation and amortization	13,458	16,526	6,170	3,435	—	39,589
Stock-based compensation(1)	1,715	1,195	769	—	903	4,582
Severance and acquisition related retention expenses(2)	2,144	563	415	139	84	3,345
Acquisition related costs(3)	381	111	40	556	—	1,088
Inventory step-up(4)	—	—	—	94	—	94
Other non-recurring(5)	183	27	—	85	1,275	1,570
Adjusted EBITDA	$23,479	$33,237	$30,327	$8,524	$(3,801)	$91,766

	Six Months Ended June 30, 2025
(in thousands)	Lawson	TestEquity	Gexpro Services	Canada Branch Division	All Other	Consolidated
Net income (loss)						$8,264
Income tax expense (benefit)						9,112
Other income (expense), net						94
Change in fair value of earnout liabilities						1,000
Interest expense						28,453
Operating income (loss)	$14,291	$8,943	$25,143	$2,402	$(3,856)	$46,923
Depreciation and amortization	13,360	16,408	6,985	3,564	—	40,317
Stock-based compensation(1)	1,298	336	18	—	572	2,224
Severance and acquisition related retention expenses(2)	953	865	43	122	—	1,983
Acquisition related costs(3)	114	(264)	(132)	148	34	(100)
Adjusted EBITDA	$30,016	$26,288	$32,057	$6,236	$(3,250)	$91,347

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
(5)    Other non-recurring costs consist of certain non-recurring strategic projects, costs related to the proposed Merger (as described in Note 16 – Subsequent Events in Part I, Item 1. Financial Statements) and other non-recurring items.

Intersegment Transactions

Segment revenue and Operating income (loss) by reportable segment includes sales to external customers and sales transactions between our segments, referred to as intersegment revenue, and the impact of those intersegment revenue transactions on operating activities. Reconciliations of segment revenue and Operating income (loss) to our consolidated results of operations in the unaudited condensed consolidated financial statements are provided in Note 13 – Segment Information in Part I, Item 1. Financial Statements.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Consolidated Results of Operations

	Three Months Ended June 30,
	2026		2025
(Dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenue
Lawson	$125,498	22.5%	$124,313	24.7%
TestEquity	228,994	41.1%	195,046	38.8%
Gexpro Services	140,146	25.1%	127,807	25.4%
Canada Branch Division	63,717	11.4%	55,852	11.1%
Intersegment revenue elimination	(621)	(0.1)%	(581)	—%
Total Revenue	557,734	100.0%	502,437	100.0%
Cost of goods sold
Lawson	61,100	11.0%	55,739	11.1%
TestEquity	178,068	31.9%	152,473	30.3%
Gexpro Services	96,615	17.3%	87,847	17.5%
Canada Branch Division	42,671	7.7%	36,895	7.3%
Intersegment cost of goods sold elimination	(856)	(0.2)%	(601)	(0.1)%
Total Cost of goods sold	377,598	67.7%	332,353	66.1%
Gross profit	180,136	32.3%	170,084	33.9%
Selling, general and administrative expenses
Lawson	61,856	11.1%	60,599	12.1%
TestEquity	40,158	7.2%	37,760	7.5%
Gexpro Services	28,999	5.2%	26,058	5.2%
Canada Branch Division	17,217	3.1%	17,206	3.4%
All Other	4,038	0.7%	1,635	0.3%
Total Selling, general and administrative expenses	152,268	27.3%	143,258	28.5%
Operating income (loss)	27,868	5.0%	26,826	5.3%
Interest expense	(12,991)	(2.3)%	(14,238)	(2.8)%
Other income (expense), net	(486)	(0.1)%	(726)	(0.1)%
Income (loss) before income taxes	14,391	2.6%	11,862	2.4%
Income tax expense (benefit)	5,897	1.1%	6,859	1.4%
Net income (loss)	$8,494	1.5%	$5,003	1.0%

Overview of Consolidated Results of Operations

Consolidated revenue increased $55.3 million in the second quarter of 2026 compared to the second quarter of 2025 primarily driven by an increase in organic revenue of $51.2 million or 10.2% and $4.1 million of additional revenue generated by the 2026 acquisition of Eastern Valve. Consolidated gross profit increased and Selling, general and administrative expenses increased in the second quarter of 2026 compared to the prior year quarter, primarily to support the increase in revenue.

Refer to Results by Reportable Segment below for a complete discussion of our results of operations.

Results by Reportable Segment

Lawson Segment

	Three Months Ended June 30,		Change
(Dollars in thousands)	2026	2025	Amount	%
Revenue from external customers	$125,403	$124,287	$1,116	0.9%
Intersegment revenue	95	26	69	N/M
Revenue	125,498	124,313	1,185	1.0%
Cost of goods sold	61,100	55,739	5,361	9.6%
Gross profit	64,398	68,574	(4,176)	(6.1)%
Selling, general and administrative expenses	61,856	60,599	1,257	2.1%
Operating income (loss)	$2,542	$7,975	$(5,433)	(68.1)%
Gross profit margin	51.3%	55.2%

Adjusted EBITDA(1)	$11,910	$15,709	$(3,799)	(24.2)%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.
N/M Not meaningful

Revenue and Gross Profit

Revenue increased approximately $1.2 million, or 1.0%, to $125.5 million in the second quarter of 2026 compared to $124.3 million in the second quarter of 2025. The increase was primarily driven by increased sales to Lawson’s strategic and government customers, partially offset by a decline in sales to Lawson’s core customers.

Gross profit decreased $4.2 million, or 6.1%, to $64.4 million in the second quarter of 2026 compared to gross profit of $68.6 million in the prior year quarter primarily as a result of a sales mix shift toward lower margin customers, increased vendor costs and higher tariff rates on inbound freight partially offset by customer price increases. Lawson gross profit as a percentage of revenue was 51.3% in the second quarter of 2026 compared to 55.2% in the prior year quarter. The gross profit margin percentage decrease was primarily due to a sales mix shift toward lower margin customers, increased vendor costs and higher tariff rates on inbound freight partially offset by customer price increases.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of compensation and support for Lawson sales representatives and expenses to operate Lawson’s distribution network and overhead expenses.

Selling, general and administrative expenses increased $1.3 million to $61.9 million in the second quarter of 2026 compared to $60.6 million in the prior year quarter. The increase was primarily driven by higher severance expense of $1.3 million and higher medical claims costs.

Adjusted EBITDA

During the three months ended June 30, 2026, Lawson generated Adjusted EBITDA of $11.9 million, or 9.5% of sales. This is a decrease of $3.8 million from the same period a year ago primarily driven by the lower gross profit margin percentage partially offset by increased revenue.

TestEquity Segment

	Three Months Ended June 30,		Change
(Dollars in thousands)	2026	2025	Amount	%
Revenue from external customers	$228,921	$194,830	$34,091	17.5%
Intersegment revenue	73	216	(143)	(66.2)%
Revenue	228,994	195,046	33,948	17.4%
Cost of goods sold	178,068	152,473	25,595	16.8%
Gross profit	50,926	42,573	8,353	19.6%
Selling, general and administrative expenses	40,158	37,760	2,398	6.4%
Operating income (loss)	$10,768	$4,813	$5,955	N/M
Gross profit margin	22.2%	21.8%

Adjusted EBITDA(1)	$19,991	$13,477	$6,514	48.3%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.
N/M Not meaningful

Revenue and Gross Profit

Revenue increased $33.9 million, or 17.4%, to $229.0 million in the second quarter of 2026 compared to $195.0 million in the second quarter of 2025. The increase was primarily driven by a $15.0 million increase in revenue from test and measurement, a $16.8 million increase in revenue from direct and indirect electronics production supplies, and a $3.8 million increase in revenue from rentals, chambers and refurbished, along with an increase in revenue from the European region, partially offset by a $1.7 million decrease in revenue from fabrication and value added services.

Gross profit increased $8.4 million to $50.9 million in the second quarter of 2026 compared to gross profit of $42.6 million in the prior year quarter. The increase was primarily driven by the increase in revenue. TestEquity gross profit as a percentage of revenue increased to 22.2% in the second quarter of 2026 compared to 21.8% in the prior year quarter primarily due to higher supplier rebates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of compensation and support for TestEquity’s sales representatives and expenses to operate TestEquity’s distribution network and overhead expenses.

Selling, general and administrative expenses increased $2.4 million to $40.2 million in the second quarter of 2026 compared to $37.8 million in the prior year quarter. The increase was primarily driven by an increase in stock-based compensation of $0.3 million, higher salaries, commissions and bonuses as part of strategic leadership investments in 2026 and higher incentive compensation driven by the increase in revenue. These were partially offset by a higher gain on the sale of rental assets of $0.5 million and lower bad debt expense of $1.0 million.

Adjusted EBITDA

During the three months ended June 30, 2026, TestEquity generated Adjusted EBITDA of $20.0 million or 8.7% of sales. This is an increase of $6.5 million from the same period a year ago, which was primarily driven by the increase in revenue and gross profit margin while leveraging Selling, general, and administrative expenses over a higher sales base.

Gexpro Services Segment

	Three Months Ended June 30,		Change
(Dollars in thousands)	2026	2025	Amount	%
Revenue from external customers	$139,727	$127,474	$12,253	9.6%
Intersegment revenue	419	333	86	25.8%
Revenue	140,146	127,807	12,339	9.7%
Cost of goods sold	96,615	87,847	8,768	10.0%
Gross profit	43,531	39,960	3,571	8.9%
Selling, general and administrative expenses	28,999	26,058	2,941	11.3%
Operating income (loss)	$14,532	$13,902	$630	4.5%
Gross profit margin	31.1%	31.3%

Adjusted EBITDA(1)	$18,300	$17,082	$1,218	7.1%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

Revenue and Gross Profit

Revenue increased $12.3 million, or 9.7%, to $140.1 million in the second quarter of 2026 compared to $127.8 million in the second quarter of 2025. The increase in revenue was primarily driven by increases in the industrial power, technology, transportation, and consumer industrial vertical markets of $8.0 million, $3.2 million, $1.6 million and $1.5 million, respectively, partially offset by a decline of $2.2 million in the aerospace and defense vertical market.

Gross profit increased $3.6 million to $43.5 million in the second quarter of 2026 compared to gross profit of $40.0 million in the prior year quarter, primarily due to the increase in revenue. Gexpro Services gross profit as a percentage of revenue decreased to 31.1% in the second quarter of 2026 compared to 31.3% in the prior year quarter primarily as a result of additional tariff charges passed through to customers of approximately $1.7 million which negatively impacted the gross margin percentage.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of sales and marketing expenses primarily relating to compensation, costs associated with supporting Gexpro Services’ service facilities, overhead expenses within finance, legal, human resources and information technology, and other costs required to operate Gexpro Services’ business.

Selling, general, and administrative expenses increased $2.9 million to $29.0 million in the second quarter of 2026 compared to $26.1 million in the prior year quarter primarily driven by higher medical claim costs and stock-based compensation of $0.4 million.

Adjusted EBITDA

During the three months ended June 30, 2026, Gexpro Services generated Adjusted EBITDA of $18.3 million or 13.1% of sales, an increase of $1.2 million from the same period a year ago primarily driven by the increase in revenue.

Canada Branch Division Segment

	Three Months Ended June 30,		Change
(Dollars in thousands)	2026	2025	Amount	%
Revenue from external customers	$63,683	$55,846	$7,837	14.0%
Intersegment revenue	34	6	28	N/M
Revenue	63,717	55,852	7,865	14.1%
Cost of goods sold	42,671	36,895	5,776	15.7%
Gross profit	21,046	18,957	2,089	11.0%
Selling, general and administrative expenses	17,217	17,206	11	0.1%
Operating income (loss)	$3,829	$1,751	$2,078	N/M
Gross profit margin	33.0%	33.9%

Adjusted EBITDA(1)	$5,706	$3,620	$2,086	57.6%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.
N/M Not meaningful

Revenue and Gross Profit

Revenue increased $7.9 million to $63.7 million in the second quarter of 2026 compared to $55.9 million in the second quarter of 2025 driven by $4.1 million of additional revenue generated by the 2026 acquisition of Eastern Valve and an increase in organic revenue of $3.8 million primarily from increased sales volume in Eastern and Western Canada.

Gross profit increased $2.1 million to $21.0 million in the second quarter of 2026 compared to gross profit of $19.0 million in the prior year quarter primarily from the inclusion of additional gross profit of $1.3 million from the acquisition of Eastern Valve. Gross profit as a percentage of revenue decreased to 33.0% in the second quarter of 2026 compared to 33.9% in the prior year quarter primarily due to a sales mix shift toward lower margin customers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for Canada Branch Division consist of compensation, expenses to operate its distribution network and branch locations and overhead expenses.

Selling, general and administrative expenses were flat at $17.2 million in the second quarter of 2026 compared to $17.2 million in the prior year quarter. There were approximately $0.5 million of additional expenses driven by the 2026 acquisition of Eastern Valve which were offset by lower facility costs of $0.4 million.

Adjusted EBITDA

During the three months ended June 30, 2026, Canada Branch Division generated Adjusted EBITDA of $5.7 million, or 9.0% of sales. This is an increase of $2.1 million from the same period a year ago, primarily driven by approximately $0.9 million of adjusted EBITDA generated by the 2026 acquisition of Eastern Valve.

Consolidated Non-operating Income and Expense

	Three Months Ended June 30,		Change
(Dollars in thousands)	2026	2025	Amount	%

Interest expense	$(12,991)	$(14,238)	$1,247	(8.8)%
Other income (expense), net	$(486)	$(726)	$240	(33.1)%
Income tax expense (benefit)	$5,897	$6,859	$(962)	(14.0)%

Interest Expense

Interest expense decreased $1.2 million in the second quarter of 2026 compared to the prior year quarter primarily due to lower average interest rates in 2026.

Other Income (Expense), Net

Other income (expense), net consists of effects of changes in foreign currency exchange rates, interest income, net and other non-operating income and expenditures. The $0.2 million change in the second quarter of 2026 compared to the same period of 2025 is primarily due to an increase in the gain on the sale of property, plant and equipment.

Income Tax Expense (Benefit)

Income tax expense was $5.9 million, a 41.0% effective tax rate for the three months ended June 30, 2026 compared to an income tax expense of $6.9 million and a 57.8% effective tax rate for the three months ended June 30, 2025. The change in the year-over-year effective tax rate was primarily due to a change in valuation allowances related to interest expense limitation on deferred tax assets, state taxes and foreign income. The change in the valuation allowances includes updated U.S. deferred tax projections, particularly related to future taxable income generated by the Company’s deferred tax liabilities. The income tax expense recorded in the second quarter of 2026 is based on the estimated year-end effective tax rate.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Consolidated Results of Operations

	Six Months Ended June 30,
	2026		2025
(Dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales

Revenue
Lawson	$249,234	23.7%	$244,775	25.0%
TestEquity	433,170	41.1%	383,819	39.1%
Gexpro Services	257,794	24.5%	246,712	25.2%
Canada Branch Division	114,739	10.9%	106,395	10.9%
Intersegment revenue elimination	(1,208)	(0.2)%	(1,235)	(0.1)%
Total Revenue	1,053,729	100.0%	980,466	100.0%
Cost of goods sold
Lawson	119,849	11.4%	107,967	11.0%
TestEquity	336,650	31.9%	299,489	30.5%
Gexpro Services	178,506	16.9%	169,646	17.3%
Canada Branch Division	76,483	7.3%	70,541	7.2%
Intersegment cost of goods sold elimination	(1,234)	(0.1)%	(1,241)	(0.1)%
Total Cost of goods sold	710,254	67.4%	646,402	65.9%
Gross profit	343,475	32.6%	334,064	34.1%
Selling, general and administrative expenses
Lawson	123,787	11.7%	122,517	12.5%
TestEquity	81,705	7.8%	75,387	7.7%
Gexpro Services	56,355	5.3%	51,923	5.3%
Canada Branch Division	34,041	3.2%	33,452	3.4%
All Other	6,089	0.7%	3,862	0.4%
Total Selling, general and administrative expenses	301,977	28.7%	287,141	29.3%
Operating income (loss)	41,498	3.9%	46,923	4.8%
Interest expense	(25,162)	(2.4)%	(28,453)	(2.9)%
Change in fair value of earnout liabilities	—	—%	(1,000)	(0.1)%
Other income (expense), net	(1,188)	(0.1)%	(94)	—%
Income (loss) before income taxes	15,148	1.4%	17,376	1.8%
Income tax expense (benefit)	6,272	0.6%	9,112	0.9%
Net income (loss)	$8,876	0.8%	$8,264	0.8%

Overview of Consolidated Results of Operations

Our consolidated revenue increased $73.3 million in the first six months of 2026 compared to the first six months of 2025 primarily driven by an increase in organic revenue of 7.0% and $4.9 million of additional revenue generated by the 2026 acquisition of Eastern Valve. Consolidated Gross profit and Selling, general and administrative expenses also increased over the prior year primarily to support the increase in revenue.

Refer to Results by Reportable Segment below for a complete discussion of our results of operations.

Results by Reportable Segment

Lawson Segment

	Six Months Ended June 30,		Change
(Dollars in thousands)	2026	2025	Amount	%

Revenue from external customers	$249,092	$244,727	$4,365	1.8%
Intersegment revenue	142	48	94	195.8%
Revenue	249,234	244,775	4,459	1.8%
Cost of goods sold	119,849	107,967	11,882	11.0%
Gross profit	129,385	136,808	(7,423)	(5.4)%
Selling, general and administrative expenses	123,787	122,517	1,270	1.0%
Operating income (loss)	$5,598	$14,291	$(8,693)	(60.8)%
Gross profit margin	51.9%	55.9%

Adjusted EBITDA(1)	$23,479	$30,016	$(6,537)	(21.8)%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

Revenue and Gross Profit

Revenue increased $4.5 million, or 1.8%, to $249.2 million in the first six months of 2026 compared to revenue of $244.8 million in the same period of 2025. The increase was primarily driven by increased sales to Lawson’s strategic and government customers, partially offset by a decline in sales to Lawson’s core customers.

Gross profit decreased $7.4 million to $129.4 million in the first six months of 2026 compared to gross profit of $136.8 million in the same period of 2025 primarily as a result of a sales mix shift toward lower margin customers, increased vendor costs and higher tariff rates on inbound freight partially offset by customer price increases. Lawson gross profit as a percentage of revenue was 51.9% in the first six months of 2026 compared to 55.9% in the prior year period. The gross profit margin percentage decrease was primarily due to a sales mix shift toward lower margin customers, increased vendor costs and higher tariff rates on inbound freight partially offset by customer price increases.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of compensation and support for Lawson sales representatives as well as expenses to operate Lawson’s distribution network and overhead expenses.

Selling, general and administrative expenses increased $1.3 million to $123.8 million in the first six months of 2026 compared to $122.5 million in the same period of 2025. The increase was primarily driven by higher severance expense of $1.2 million and higher medical claims costs.

Adjusted EBITDA

During the six months ended June 30, 2026, Lawson generated Adjusted EBITDA of $23.5 million, a decrease of $6.5 million, or 21.8% from the same period a year ago primarily driven by the lower gross profit margin percentage partially offset by increased revenue.

TestEquity Segment

	Six Months Ended June 30,		Change
(Dollars in thousands)	2026	2025	Amount	%

Revenue from external customers	$432,685	$383,286	$49,399	12.9%
Intersegment revenue	485	533	(48)	(9.0)%
Revenue	433,170	383,819	49,351	12.9%
Cost of goods sold	336,650	299,489	37,161	12.4%
Gross profit	96,520	84,330	12,190	14.5%
Selling, general and administrative expenses	81,705	75,387	6,318	8.4%
Operating income (loss)	$14,815	$8,943	$5,872	65.7%
Gross profit margin	22.3%	22.0%

Adjusted EBITDA(1)	$33,237	$26,288	$6,949	26.4%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

Revenue and Gross Profit

Revenue increased $49.4 million, or 12.9%, to $433.2 million in the first six months of 2026 compared to $383.8 million in the same period in 2025. The increase was primarily driven by a $24.7 million increase in revenue from test and measurement, a $25.0 million increase in revenue from electronic production supplies and a $4.4 million increase in revenue from rental and refurbished, partially offset by a $4.7 million decrease in revenue from value added services.

Gross profit increased $12.2 million to $96.5 million in the first six months of 2026 compared to $84.3 million in the same period of 2025. The increase was primarily driven by the increase in revenue. TestEquity gross profit as a percentage of revenue increased to 22.3% in the first six months of 2026 compared to 22.0% in the prior year primarily due to higher supplier rebates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of compensation and support for TestEquity’s sales representatives and expenses to operate TestEquity’s distribution network and overhead expenses.

Selling, general and administrative expenses increased $6.3 million to $81.7 million in the first six months of 2026 compared to $75.4 million in the same period of 2025. The increase was primarily driven by an increase in stock-based compensation of $0.9 million, an increase in merger and acquisition expenses of $0.4 million, and higher salaries, commissions and bonuses as part of strategic leadership investments in 2026. These were partially offset by a higher gain on the sale of rental assets and lower bad debt expense.

Adjusted EBITDA

During the six months ended June 30, 2026, TestEquity generated Adjusted EBITDA of $33.2 million, an increase of $6.9 million, or 26.4%, from the same period a year ago which was primarily driven by the increase in revenue and gross profit margin while leveraging Selling, general, and administrative expenses over a higher sales base.

Gexpro Services Segment

	Six Months Ended June 30,		Change
(Dollars in thousands)	2026	2025	Amount	%

Revenue from external customers	$257,270	$246,067	$11,203	4.6%
Intersegment revenue	524	645	(121)	(18.8)%
Revenue	257,794	246,712	11,082	4.5%
Cost of goods sold	178,506	169,646	8,860	5.2%
Gross profit	79,288	77,066	2,222	2.9%
Selling, general and administrative expenses	56,355	51,923	4,432	8.5%
Operating income (loss)	$22,933	$25,143	$(2,210)	(8.8)%
Gross profit margin	30.8%	31.2%

Adjusted EBITDA(1)	$30,327	$32,057	$(1,730)	(5.4)%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

Revenue and Gross Profit

Revenue increased $11.1 million, or 4.5%, to $257.8 million in the first six months of 2026 compared to $246.7 million in the same period of 2025. The increase in revenue was primarily driven by increased sales in the industrial power, technology, and consumer and industrial vertical markets of $11.6 million, $4.0 million, and $3.0 million, respectively, partially offset by decreased sales within the renewables and aerospace and defense vertical markets of $4.2 million and $3.6 million, respectively.

Gross profit increased $2.2 million to $79.3 million in the first six months of 2026 compared to $77.1 million in the same period of 2025 primarily due to the increase in revenue. Gexpro Services’ gross profit as a percentage of revenue decreased to 30.8% in the first six months of 2026 compared to 31.2% in the prior year period primarily as a result of additional tariff charges passed through to customers of approximately $4.6 million which negatively impacted the gross margin percentage.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of sales and marketing expenses primarily relating to compensation, costs associated with supporting Gexpro Services’ service facilities, overhead expenses within finance, legal, human resources and information technology, and other costs required to operate Gexpro Services’ business.

Selling, general, and administrative expenses increased $4.4 million to $56.4 million in the first six months of 2026 compared to $51.9 million in the same period of 2025. The increase was primarily driven by investments to support sales growth, higher stock-based compensation expense of $0.8 million and higher severance expense of $0.4 million.

Adjusted EBITDA

During the six months ended June 30, 2026, Gexpro Services generated Adjusted EBITDA of $30.3 million, a decrease of $1.7 million, or 5.4% from the same period a year ago primarily driven by a lower gross margin percentage and an increase in selling, general, and administrative expenses.

Canada Branch Division Segment

	Six Months Ended June 30,		Change
(Dollars in thousands)	2026	2025	Amount	%

Revenue from external customers	$114,682	$106,386	$8,296	7.8%
Intersegment revenue	57	9	48	533.3%
Revenue	114,739	106,395	8,344	7.8%
Cost of goods sold	76,483	70,541	5,942	8.4%
Gross profit	38,256	35,854	2,402	6.7%
Selling, general and administrative expenses	34,041	33,452	589	1.8%
Operating income (loss)	$4,215	$2,402	$1,813	75.5%
Gross profit margin	33.3%	33.7%

Adjusted EBITDA(1)	$8,524	$6,236	$2,288	36.7%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

Revenue and Gross Profit

Revenue increased $8.3 million, or 7.8%, to $114.7 million in the first six months of 2026 compared to $106.4 million in the same period of 2025 driven by $4.9 million of additional revenue generated by the 2026 acquisition of Eastern Valve and an increase in organic revenue of $3.4 million. Favorable foreign currency exchange rate changes positively impacted sales by $2.7 million.

Gross profit increased $2.4 million to $38.3 million in the first six months of 2026 compared to gross profit of $35.9 million in the same period of 2025 primarily from the inclusion of additional gross profit of $1.6 million generated by the 2026 acquisition of Eastern Valve. Gross profit as a percentage of revenue decreased to 33.3% in the first six months of 2026 compared to 33.7% in the prior year primarily due to a sales mix shift toward lower margin customers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for Canada Branch Division consist of compensation, expenses to operate its distribution network and branch locations and overhead expenses.

Selling, general and administrative expenses increased $0.6 million to $34.0 million in the first six months of 2026 compared to $33.5 million in the prior year quarter. The increase was primarily due to approximately $0.7 million of additional expenses driven by the 2026 acquisition of Eastern Valve.

Adjusted EBITDA

During the first six months of 2026, Canada Branch Division generated Adjusted EBITDA of $8.5 million, an increase of $2.3 million from the same period a year ago with an increase of approximately $1.1 million driven by the acquisition of Eastern Valve.

Consolidated Non-operating Income and Expense

	Six Months Ended June 30,		Change
(Dollars in thousands)	2026	2025	Amount	%

Interest expense	$(25,162)	$(28,453)	$3,291	(11.6)%
Change in fair value of earnout liabilities	$—	$(1,000)	$1,000	(100.0)%
Other income (expense), net	$(1,188)	$(94)	$(1,094)	N/M
Income tax expense (benefit)	$6,272	$9,112	$(2,840)	(31.2)%
N/M Not meaningful

Interest Expense

Interest expense decreased $3.3 million in the first six months of 2026 compared to the same period of 2025 primarily due to lower average interest rates in 2026.

Change in Fair Value of Earnout Liabilities

The $1.0 million in expense in the first six months of 2025 related to the change in fair value of the earnout liabilities associated with the Frontier acquisition.

Other Income (Expense), Net

Other income (expense), net consists of effects of changes in foreign currency exchange rates, interest income, net and other non-operating income and expenditures. The $1.1 million change in the first six months of 2026 compared to the same period of 2025 is primarily due to unfavorable changes in foreign currency exchange rates and lower interest income.

Income Tax Expense (Benefit)

Income tax expense was $6.3 million, a 41.4% effective tax rate for the first six months of 2026 compared to an income tax expense of $9.1 million and a 52.4% effective tax rate for the first six months of 2025. The change in the year-over-year effective tax rate was primarily due to a change in valuation allowances related to interest expense limitation on deferred tax assets, state taxes and foreign income. The change in the valuation allowances includes updated U.S. deferred tax projections, particularly related to future taxable income generated by the Company’s deferred tax liabilities. The income tax expense recorded in the second quarter of 2026 is based on the estimated year-end effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $66.9 million on June 30, 2026 compared to $61.8 million on December 31, 2025.

The Company believes its current balances of cash and cash equivalents, availability under its revolving credit facility and cash flows from operations will be sufficient to meet its liquidity needs for the next twelve months. As of June 30, 2026, the Company had $66.9 million of cash and cash equivalents and $344.7 million of borrowing availability remaining, net of outstanding letters of credit, under its revolving credit facility. However, as discussed in more detail below under “—Financing and Capital Requirements—Credit Agreement Amendment and Merger Financing,” the Merger Agreement now caps at $100.0 million the amount of revolving borrowings that may be outstanding under its revolving credit facility while the Merger is pending, subject to limited exceptions for certain contemplated acquisitions.
Our primary short-term and long-term liquidity and capital resource needs are to finance operating expenses, working capital, capital expenditures, potential business acquisitions, strategic initiatives and general corporate purposes. Our current debt obligations under the Amended Credit Agreement (as amended by the Credit Agreement Amendment executed on July 15, 2026) mature in December 2030. Required principal payments on the Amended Credit Agreement (as amended by the Credit Agreement Amendment executed on July 15, 2026) for the next twelve months are $35.0 million. Refer to Note 8 – Debt in Part I, Item 1. Financial Statements for additional information related to our debt obligations. Access to debt capital markets has historically provided the Company with sources of liquidity, beyond normal operating cash flows. We do not currently anticipate having difficulty in obtaining financing from those markets in the future, however, we cannot provide assurance that unforeseen events or events beyond our control (such as a potential tightening of debt capital markets, including in response to the implementation of new tariffs as part of the U.S. trade policy and any reciprocal or retaliatory tariffs thereto) will not have a material adverse impact on our liquidity.

Sources and Uses of Cash

The following table presents a summary of our cash flows:

	Six Months Ended June 30,
(in thousands)	2026	2025	Change
Net cash provided by (used in) operating activities	$1,622	$28,536	$(26,914)
Net cash provided by (used in) investing activities	$(29,804)	$(11,989)	$(17,815)
Net cash provided by (used in) financing activities	$28,862	$(39,058)	$67,920

Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2026 was $1.6 million primarily due to net income including non-cash items, partially offset by investments in trade working capital and other net cash flow items.

Net cash provided by operating activities for the six months ended June 30, 2025 was $28.5 million, primarily due to net income including non-cash items partially offset by investments in trade working capital and other net cash flow items.

Cash Provided by (Used in) Investing Activities

Net used in investing activities for the six months ended June 30, 2026 was $29.8 million, primarily due to the purchase of Eastern Valve, as well as purchases of property, plant and equipment and rental equipment, partially offset by the sale of property, plant and equipment and rental equipment.

Net cash used in investing activities for the six months ended June 30, 2025 was $12.0 million, primarily due to purchases of property, plant and equipment and rental equipment which was partially offset by the sale of property, plant and equipment and rental equipment.

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2026 was $28.9 million primarily due to net borrowings on the revolving credit facility partially offset by principal payments on the term loans.

Net cash used in financing activities for the six months ended June 30, 2025 was $39.1 million primarily due to principal payments on the term loans and repurchases of DSG common stock under the repurchase program, partially offset by net borrowings on the revolving credit facility.

Financing and Capital Requirements

Credit Facility

The Amended Credit Agreement includes $700 million of term debt and a revolving credit arrangement of $400 million and permits the Company to increase the commitments under the credit facility from time to time by up to $500 million in the aggregate, subject to, among other things, receipt of additional commitments from existing and/or new lenders and pro forma compliance with certain financial covenants. Refer to Note 8 – Debt in Part I, Item 1. Financial Statements for a description of the Amended Credit Agreement.

On June 30, 2026, we had $733.8 million in outstanding borrowings under the Amended Credit Agreement and $344.7 million of borrowing availability remaining, net of outstanding letters of credit, under the senior secured revolving credit facility component.

As of June 30, 2026, we were in compliance with all financial covenants under our Amended Credit Agreement. While we were in compliance with our financial covenants as of June 30, 2026, failure to meet the covenant requirements of the Amended Credit Agreement in future quarters could lead to higher financing costs and increased restrictions, reduce or eliminate our ability to borrow funds, or accelerate the payment of our indebtedness and could have a material adverse effect on our business, financial condition and results of operations.

Credit Agreement Amendment and Merger Financing

On July 15, 2026, in connection with the Merger Agreement, the Company entered into the Credit Agreement Amendment. The Credit Agreement Amendment permits, subject to its terms and conditions, revolving loans under the credit facility to be used to finance the Merger and related transactions and establishes a “certain funds” framework applicable to such borrowings. The Merger Agreement requires the Company to provide customary financing cooperation, including using commercially reasonable efforts to maintain the credit agreement financing or pursue specified alternative debt financing. The availability of financing is not a condition to the obligations of Parent, Intermediate and Merger Sub to complete the Merger.

The Credit Agreement Amendment was entered into after June 30, 2026 and therefore did not affect the Company’s outstanding borrowings or borrowing availability as of that date. Under the terms of the Merger agreement, during the period between execution of the Merger Agreement and completion of the Merger, revolving loans under the credit facility, other than borrowings to finance certain contemplated acquisitions, may not exceed $100.0 million outstanding at any time. Accordingly, although the credit facility provided $344.7 million of unused additional borrowing capacity at June 30, 2026, the Merger Agreement now caps at $100.0 million the amount of revolving borrowings that may be outstanding under the credit facility while the Merger is pending, subject to limited exceptions for certain contemplated acquisitions. For additional information, see Note 16 – Subsequent Events in Part I, Item 1, Financial Statements and our Current Report on Form 8-K filed with the SEC on July 16, 2026.

Purchase Commitments

As of June 30, 2026, we had contractual commitments to purchase approximately $284.0 million of products from our suppliers and contractors over the next twelve months.

Capital Expenditures

During the six months ended June 30, 2026, total net capital expenditures for property, plant and equipment and rental equipment were $13.3 million including proceeds from the sale of property, plant and equipment and rental equipment. The Company expects to spend approximately $25.0 million to $30.0 million for net capital expenditures during the full fiscal 2026 year to support ongoing operations.

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

During the six months ended June 30, 2026, no repurchases were made. During the six months ended June 30, 2025, the Company repurchased 653,213 shares of DSG common stock under the repurchase program at an average cost of $30.69 per share for a total cost of $20.0 million. The remaining availability for stock repurchases under the program was $32.9 million as of June 30, 2026. See Note 10 – Stockholders’ Equity in Part I, Item 1. Financial Statements for further information.

On July 15, 2026, the Company entered into the Merger Agreement, which generally prohibits the Company from repurchasing shares of DSG common stock during the pendency of the Merger, subject to specified exceptions. See Note 16 – Subsequent Events in Part I, Item 1 for additional information.

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

The loans under the Amended Credit Agreement bear interest, at the Company’s option, at a rate equal to (i) the Alternate Base Rate or the Canadian Prime Rate (each as defined in the Amended Credit Agreement), plus, in each case, an additional margin ranging from 0.00% to 1.75% per annum, depending on the total net leverage ratio of the Company and its restricted subsidiaries as of the most recent determination date under the Amended Credit Agreement or (ii) the Adjusted Term SOFR Rate or the Adjusted Daily Simple SOFR (each as defined in the Amended Credit Agreement), plus, in each case, an additional margin ranging from 1.00% to 2.75% per annum, depending on the total net leverage ratio of the Company and its restricted subsidiaries as of the most recent determination date under the Amended Credit Agreement. Refer to Note 8 – Debt in Part I, Item 1. Financial Statements for information about the Amended Credit Agreement.

As of June 30, 2026, 100% of our debt was floating rate debt. A hypothetical increase/decrease in interest rates of 100 basis points would increase/decrease our annual interest expense by approximately $7.3 million. We have not entered into, and currently do not intend to enter into, interest rate swaps or other derivative financial instruments to mitigate the impact of fluctuations in interest rates.

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

Changes in Internal Control over Financial Reporting

Given the timing of the Eastern Valve Transaction and the complexity of systems and business processes, we intend to exclude Eastern Valve from our assessment and report on internal control over financial reporting for the year ending December 31, 2026. Other than the Eastern Valve Transaction, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the quarter ended June 30, 2026 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the information set forth in this Quarterly Report on Form 10-Q, stockholders should carefully consider the factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2025. Except for the risk factors set forth below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Risks Related to the Merger

The Merger may not be completed on the terms or timeline contemplated, or at all, and failure to complete the Merger could adversely affect our business, financial condition, results of operations and stock price.

Completion of the Merger is subject to a number of conditions, including (i) adoption of the Merger Agreement by the affirmative vote of the holders of a majority of the outstanding shares of DSG common stock entitled to vote thereon, (ii) approval of the Transactions by the affirmative vote of a majority of the votes cast by our disinterested stockholders (as such term is defined in Section 144 of the Delaware General Corporation Law) in respect of the Transactions, (iii) expiration or termination of the applicable waiting period under the HSR Act, (iv) the absence of any law or order that enjoins, restrains, makes illegal or otherwise prevents or prohibits the Merger, (v) the accuracy of the parties’ respective representations and warranties, (vi) our and the other parties’ material compliance with their respective covenants, (vii) the absence of any Material Adverse Effect (as defined in the Merger Agreement) since the date of the Merger Agreement, and (viii) other customary conditions. There can be no assurance that these conditions will be satisfied or waived, that the Merger will be completed by the Outside Date or that the Merger will be completed at all.

If the Merger is not completed, our stock price may decline to the extent that the current market price reflects an assumption that the Merger will be completed. In addition, if the Merger is not completed our business, financial condition and results of operations may be adversely affected, including as a result of the following: (i) we may experience negative reactions from the financial markets and financing sources, (ii) the manner in which our customers, suppliers and other business partners perceive us may be negative impacted, which in turn could adversely affect our ability to compete for or retain business, (iii) we may experience negative reactions from key personnel and other employees or prospective new candidates for employment, which could make it difficult to retain and motivate, or could otherwise adversely affect our relationship with, key personnel or employees or make it difficult to attract new or additional personnel or employees, and (iv) we would remain liable for significant transaction-related costs, In addition, in specified circumstances, including if we terminate the Merger Agreement to enter into a definitive agreement for a Superior Proposal or Parent terminates the Merger Agreement following an Adverse Recommendation Change, we may be required to pay Parent a termination fee of approximately $9.3 million in cash, which would adversely affect our financial condition and results of operations.

The announcement and pendency of the Merger could adversely affect our business and results of operations.

Uncertainty regarding the completion and timing of the Merger may adversely affect our ability to attract, retain and motivate employees and attract and maintain relationships with customers, suppliers and other business partners. Parties with which we do business may delay or defer decisions, seek to change existing business arrangements or consider relationships with our competitors. In addition, our management and employees may be required to devote substantial time and attention to matters relating to the Merger, which could divert attention away from our ongoing operations and other strategic priorities. We have incurred and expect to continue to incur significant legal, financial advisory and other professional fees in connection with the Merger, whether or not the Merger is completed.

The Merger Agreement restricts the conduct of our business while the Merger is pending, which may adversely affect our ability to pursue business opportunities or respond to changing circumstances.

The Merger Agreement requires us to conduct our business in the ordinary course and contains various interim operating covenants that restrict us from taking specified actions without Parent’s consent, subject to specified exceptions. These restrictions include limitations on dividends and stock repurchases, issuances of securities, acquisitions and dispositions, indebtedness, capital expenditures, employee compensation and benefits, material contracts and other matters. In addition, under the terms of the Merger Agreement, revolving loans under our credit facility, other than borrowings to finance certain contemplated acquisitions, may not exceed $100.0 million outstanding at any time between the signing of the Merger Agreement and the closing of the Merger. These restrictions may prevent or delay us from pursuing financing, acquisition, investment, operational or other opportunities that may arise or from responding to changing business or market conditions, even if we believe such actions would be beneficial.

The Merger Agreement, the Voting and Support Agreement and LKCM Headwater’s controlling ownership may discourage competing acquisition proposals.

The Merger Agreement contains “no-shop” restrictions that, subject to various fiduciary-out provisions, limit our ability to solicit alternative acquisition proposals or provide certain information to or engage in discussions or negotiations with third parties with respect to alternative acquisition proposals or inquiries that would reasonably be expected to lead to alternative acquisition proposals. It also provides Parent with notice and matching rights and requires us to pay a termination fee of approximately $9.3 million in specified circumstances. In addition, LKCM and the Company have entered into a Voting and Support Agreement pursuant to which LKCM has agreed, among other things, and subject to the terms and conditions set forth in that agreement, to vote or cause to be voted all shares of DSG common stock beneficially owned by it and its controlled affiliates in favor of the Merger Agreement and against alternative acquisition proposals. LKCM Headwater and its affiliates beneficially owned, in the aggregate, approximately 78.6% of our outstanding common stock as of June 30, 2026. These provisions and circumstances could discourage a third party from making an alternative acquisition proposal or could affect the terms of any such proposal. Although completion of the Merger requires approval by the affirmative vote of a majority of the votes cast by our disinterested stockholders, LKCM Headwater’s ownership position may limit the practical availability of certain alternative transactions.

The financing contemplated for the Merger may not be available when required, which could delay or prevent completion of the Merger.

Although Parent’s obligation to complete the Merger is not subject to a financing condition, the contemplated financing is subject to conditions. The lenders’ obligations to provide the credit agreement financing are subject to the conditions set forth in the Credit Agreement Amendment. In addition, although LKCM Headwater Investment IV, L.P. (an affiliate of LKCM Headwater) entered into an equity commitment letter with Parent, Intermediate and Merger Sub pursuant to which LKCM Headwater Investment IV, L.P. has committed to make or cause to be made an equity investment of up to $125 million in Parent to fund a portion of the amounts payable in connection with the Merger, the obligation of LKCM Headwater IV, L.P. to fund the commitment is subject to the conditions set forth in the equity commitment letter, including the satisfaction or waiver of the conditions to Parent’s, Intermediate’s and Merger Sub’s obligations to complete the Merger, the substantially concurrent completion of the Merger and the funding of the debt financing for the Merger under the Credit Agreement Amendment or alternative debt financing. If the contemplated financing is unavailable or insufficient, Parent may be unable to complete the Merger when required, and we may be required to pursue contractual remedies, which may involve delay, expense and litigation and may not result in timely completion of the Merger. If the Merger is completed and borrowings under the amended credit facility are used to finance the Merger, the surviving corporation’s indebtedness and interest expense will increase.

Litigation relating to the Merger could delay or prevent completion of the Merger and result in substantial costs.

Transactions such as the Merger frequently result in litigation or demands from stockholders. Lawsuits may be filed against us, our Board of Directors, the Special Committee, our officers, Parent, LKCM Headwater or other parties in connection with the proposed Merger alleging, among other things, breaches of fiduciary duties or disclosure deficiencies. Any such litigation could seek to enjoin or delay the Merger, require supplemental disclosures, result in monetary liability or settlement payments and cause us to incur substantial defense and indemnification costs. Even if claims are without merit, defending them may divert management’s attention and resources and result if substantial defense costs. An adverse judgment or settlement in any such litigation could delay or prevent the Merger or otherwise adversely affect our business and financial condition.

Certain of our directors and executive officers have interests in the Merger that may differ from, or be in addition to, the interests of our stockholders generally.

Mr. King is our Chief Executive Officer and Chairman of our Board of Directors and is also the Managing Partner of LKCM Headwater. The Merger Agreement also provides for specified treatment of outstanding equity awards and continued indemnification and insurance for our directors and officers. These interests may differ from, or be in addition to, the interests of our unaffiliated stockholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

The Company did not make any unregistered sales of its equity securities during the three months ended June 30, 2026.

Issuer Purchases of Equity Securities

The Board of Directors previously authorized a stock repurchase program that permits the Company to repurchase DSG common stock from time to time in open market transactions, privately negotiated transactions or by other methods. The stock repurchase program does not have an expiration date. There were no repurchases of any shares of DSG common stock during the three months ended June 30, 2026.

On July 15, 2026, the Company entered into the Merger Agreement, which generally prohibits the Company from repurchasing shares of DSG common stock during the pendency of the Merger, subject to specified exceptions. For additional information, see Note 16 – Subsequent Events in Part I, Item 1, Financial Statements and our Current Report on Form 8-K filed with the SEC on July 16, 2026.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined under Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit #	Description of Exhibit
2.1†
Agreement and Plan of Merger, dated as of July 15, 2026, by and among Distribution Solutions Group, Inc., Eclipse Parent Acquisitions, LLC, Eclipse Intermediate Acquisitions, LLC and Eclipse Acquisitions Merger Sub, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-10546) filed on July 16, 2026.

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
10.1
Voting and Support Agreement, dated as of July 15, 2026, by and between Distribution Solutions Group, Inc. and Luther King Capital Management Corporation, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-10546) filed on July 16, 2026.

10.2
Limited Guarantee, dated as of July 15, 2026, by LKCM Headwater Investments IV, L.P. in favor of Distribution Solutions Group, Inc., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-10546) filed on July 16, 2026.

10.3
First Amendment to Second Amended and Restated Credit Agreement, dated as of July 15, 2026, by and among Distribution Solutions Group, Inc., the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 000-10546) filed on July 16, 2026.

10.4*,**	Distribution Solutions Group, Inc. Amended and Restated 2026 Equity Compensation Plan.
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statement of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL and contained in Exhibit 101
† Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) or Item 601(b)(2) of Regulation S-K, as applicable. The Company will furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
* Indicates management employment contracts or compensatory arrangements.
** Filed herewith.
*** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISTRIBUTION SOLUTIONS GROUP, INC.
(Registrant)

Dated:	August 6, 2026	/s/ J. Bryan King
J. Bryan King Chairman, President and Chief Executive Officer (principal executive officer)

Dated:	August 6, 2026	/s/ Ronald J. Knutson
Ronald J. Knutson Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)

Dated:	August 6, 2026	/s/ David S. Lambert
David S. Lambert Vice President, Controller and Chief Accounting Officer (principal accounting officer)