Form 10-Q
period 2026-09-30
Distribution Solutions Group, Inc.
filed 2026-11-05
CIK 703604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of October 31, 2026, 46,311,965 shares of common stock, $1.00 par value, were outstanding.

Table of Contents
CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the federal securities laws that involve risks and uncertainties. Terms such as “aim,” “anticipate,” “believe,” “contemplates,” “continues,” “could,” “ensure,” “estimate,” “expect,” “forecasts,” “if,” “intend,” “likely,” “may,” “might,” “objective,” “outlook,” “plan,” “positioned,” “potential,” “predict,” “probable,” “project,” “shall,” “should,” “strategy,” “will,” “would,” and variations of them and other words and terms of similar meaning and expression (and the negatives of such words and terms) are intended to identify forward-looking statements. Forward-looking statements can also be identified by the fact that they do not relate strictly to historical or current facts. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. These statements are based on management’s current expectations, intentions or beliefs as of the date they are made and are subject to a number of factors, assumptions and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences or that might otherwise impact our business, financial condition and results of operations include:

•risk that we may not complete the proposed Merger (as defined in Note 16 – Recent Developments in Part I, Item 1, Financial Statements) on the anticipated terms and timing or at all, including as a result of any failure to obtain the required stockholder approvals or satisfy the other closing conditions;
•any adverse effects of the announcement and pendency of the proposed Merger on our business, operating results, employees, customers, suppliers, financing sources and other business relationships, including from the diversion of management’s attention and the costs and expenses associated with proposed Merger;
•the restrictions imposed by the Merger Agreement (as defined in Note 16 – Recent Developments in Part I, Item 1 Financial Statements) on the conduct of our business and our ability to pursue acquisitions, financing transactions and other strategic opportunities while the Merger is pending;
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
•the risk that borrowings under the Credit Agreement (as defined in Note 8 – Debt in Part I, Item 1. Financial Statements) or other financing for the proposed Merger may not be available, notwithstanding that the Merger is not subject to a financing condition;
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

See Note 16 – Recent Developments in Part I, Item 1, Financial Statements for additional details regarding the Merger Agreement.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
Distribution Solutions Group, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$63,153	$61,753
Restricted cash	9,152	13,573
Accounts receivable, less allowances of $8,380 and $6,472, respectively	343,452	271,331
Inventories	399,921	353,374
Prepaid expenses and other current assets	49,833	46,893
Total current assets	865,511	746,924
Property, plant and equipment, net	123,104	126,605
Rental equipment, net	42,190	38,956
Goodwill	496,751	467,905
Deferred tax asset, net	1,358	1,196
Customer relationships intangibles, net	134,947	143,503
Trade names and other intangibles, net	78,391	82,552
Cash value of life insurance	22,579	21,567
Right of use operating lease assets	105,381	111,117
Other assets	8,512	8,296
Total assets	$1,878,724	$1,748,621
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$198,056	$151,234
Current portion of long-term debt	35,000	35,470
Current portion of lease liabilities	22,303	20,624
Accrued expenses and other current liabilities	94,997	84,137
Total current liabilities	350,356	291,465
Long-term debt, less current portion, net	723,601	664,196
Lease liabilities	91,623	98,821
Deferred tax liability, net	23,198	20,147
Other liabilities	24,796	24,645
Total liabilities	1,213,574	1,099,274
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $1 par value:
Authorized - 500,000 shares, issued and outstanding — None	—	—
Common stock, $1 par value:
Authorized - 70,000,000 shares Issued - 47,990,868 and 47,860,312 shares, respectively Outstanding - 46,286,621 and 46,180,700 shares, respectively	46,286	46,180
Capital in excess of par value	693,344	686,183
Retained deficit	(15,926)	(33,694)
Treasury stock – 1,704,247 and 1,679,612 shares, respectively	(44,704)	(43,998)
Accumulated other comprehensive income (loss)	(13,850)	(5,324)
Total stockholders’ equity	665,150	649,347
Total liabilities and stockholders’ equity	$1,878,724	$1,748,621

See notes to Condensed Consolidated Financial Statements (Unaudited)

Distribution Solutions Group, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$573,622	$517,958	$1,627,351	$1,498,424
Cost of goods sold	389,820	347,632	1,100,074	994,034
Gross profit	183,802	170,326	527,277	504,390

Selling, general and administrative expenses	158,553	146,707	460,530	433,848
Operating income (loss)	25,249	23,619	66,747	70,542

Interest expense	(13,462)	(13,955)	(38,624)	(42,408)
Change in fair value of earnout liabilities	—	—	—	(1,000)
Other income (expense), net	(529)	(1,283)	(1,717)	(1,377)

Income (loss) before income taxes	11,258	8,381	26,406	25,757
Income tax expense (benefit)	2,366	1,929	8,638	11,041

Net income (loss)	$8,892	$6,452	$17,768	$14,716

Basic income (loss) per share of common stock	$0.19	$0.14	$0.38	$0.32

Diluted income (loss) per share of common stock	$0.19	$0.14	$0.38	$0.31

Comprehensive income (loss)
Net income (loss)	$8,892	$6,452	$17,768	$14,716
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(598)	(3,855)	(8,526)	13,260
Other	—	—	—	—
Comprehensive income (loss)	$8,294	$2,597	$9,242	$27,976

See notes to Condensed Consolidated Financial Statements (Unaudited)

Distribution Solutions Group, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands, except share data)
(Unaudited)

	Common Stock		Capital in Excess of Par Value			Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Outstanding Shares	$1 Par Value		Retained Deficit	Treasury Stock
Balance at January 1, 2026	46,180,700	$46,180	$686,183	$(33,694)	$(43,998)	$(5,324)	$649,347
Net income (loss)	—	—	—	382	—	—	382
Foreign currency translation adjustment	—	—	—	—	—	(4,005)	(4,005)
Stock-based compensation	—	—	2,448	—	—	—	2,448
Tax withholdings related to net share settlements of stock-based compensation awards	11,757	12	(12)	—	(70)	—	(70)
Repurchases of common stock(1)	—	—	—	—	3	—	3
Other(2)	—	—	—	—	2	—	2
Balance at March 31, 2026	46,192,457	$46,192	$688,619	$(33,312)	$(44,063)	$(9,329)	$648,107
Net income (loss)	—	—	—	8,494	—	—	8,494
Foreign currency translation adjustment	—	—	—	—	—	(3,923)	(3,923)
Stock-based compensation	—	—	2,133	—	—	—	2,133
Shares issued	47,150	47	(47)	—	—	—	—
Repurchases of common stock(1)	—	—	—	—	12	—	12
Tax withholdings related to net share settlements of stock-based compensation awards	(1,292)	(1)	1	—	(108)	—	(108)
Balance at June 30, 2026	46,238,315	$46,238	$690,706	$(24,818)	$(44,159)	$(13,252)	$654,715
Net income (loss)	—	—	—	8,892	—	—	8,892
Foreign currency translation adjustment	—	—	—	—	—	(598)	(598)
Stock-based compensation	—	—	2,152	—	—	—	2,152
Shares issued	66,781	67	467	—	—	—	534
Repurchases of common stock(1)	—	—	—	—	(16)	—	(16)
Tax withholdings related to net share settlements of stock-based compensation awards	(18,475)	(18)	18	—	(529)	—	(529)
Other(2)	—	(1)	1	—		—	—
Balance at September 30, 2026	46,286,621	$46,286	$693,344	$(15,926)	$(44,704)	$(13,850)	$665,150
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

See notes to Condensed Consolidated Financial Statements (Unaudited)

Distribution Solutions Group, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net income (loss)	$17,768	$14,716
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	59,770	60,359
Amortization of debt issuance costs	1,365	2,581
Stock-based compensation	6,927	4,624
Deferred income taxes	(1,954)	975
Change in fair value of earnout liabilities	—	1,000
(Gain) loss on sale of rental equipment	(4,423)	(3,454)
(Gain) loss on sale of property, plant and equipment	(612)	(716)
Charge for step-up of acquired inventory	241	—
Net realizable value adjustment and write-offs for obsolete and excess inventory	4,299	5,694
Bad debt expense	2,459	3,480
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(72,412)	(44,940)
Inventories	(45,881)	1,470
Prepaid expenses and other current assets	(1,165)	3,743
Accounts payable	43,136	27,556
Accrued expenses and other current liabilities	12,826	(10,334)
Other changes in operating assets and liabilities	(1,985)	152
Net cash provided by (used in) operating activities	20,359	66,906
Investing activities
Purchases of property, plant and equipment	(11,215)	(15,796)
Proceeds from sale of property, plant and equipment	826	990
Business acquisitions, net of cash acquired	(58,331)	(2,176)
Purchases of rental equipment	(18,514)	(12,849)
Proceeds from sale of rental equipment	9,696	9,367
Net cash provided by (used in) investing activities	(77,538)	(20,464)
Financing activities
Proceeds from revolving lines of credit	515,172	205,943
Payments on revolving lines of credit	(432,474)	(204,128)
Payments on term loans	(26,250)	(30,188)
Deferred financing costs	(983)	—
Repurchase of common stock	(1)	(20,252)
Shares repurchased held in treasury	(707)	(252)
Stock option exercises	534	877
Payment of financing lease principal	(500)	(445)
Net cash provided by (used in) financing activities	54,791	(48,445)
Effect of exchange rate changes on cash and cash equivalents	(633)	2,977
Increase (decrease) in cash, cash equivalents and restricted cash	(3,021)	974
Cash, cash equivalents and restricted cash at beginning of period	75,326	81,726
Cash, cash equivalents and restricted cash at end of period	$72,305	$82,700
Cash and cash equivalents	$63,153	$69,214
Restricted cash	9,152	13,486
Total cash, cash equivalents and restricted cash	$72,305	$82,700

See notes to Condensed Consolidated Financial Statements (Unaudited)

Distribution Solutions Group, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025

Supplemental disclosure of cash flow information
Net cash paid for income taxes	$11,635	$12,589
Net cash paid for interest	$37,069	$40,304
Net cash paid for interest on supply chain receivables financing	$1,898	$2,075

Non-cash activities:
Additions of property, plant and equipment included in accounts payable	$419	$536
Right of use assets obtained in exchange for finance lease liabilities	$435	$292
Right of use assets obtained in exchange for operating lease liabilities	$10,058	$27,924

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

Recent Events

American Fasteners Acquisition

On September 1, 2026, DSG acquired all of the outstanding capital stock of American Fasteners Corporation (“American Fasteners” and the “American Fasteners Transaction”). American Fasteners is located in South Florida and distributes fasteners, tools, construction supplies and other industrial products throughout South Florida, Latin America and the Caribbean. The total purchase price paid was $42.2 million, net of cash acquired of $5.1 million, which was funded with available cash and borrowings under the Credit Agreement. Refer to Note 3 – Business Acquisitions for additional information about American Fasteners and the American Fasteners Transaction.

Eastern Valve Acquisition

On March 9, 2026, DSG acquired all of the issued and outstanding stock of Eastern Valve & Control Specialties Ltd. (“Eastern Valve” and the “Eastern Valve Transaction”). Eastern Valve is located in Paradise, Newfoundland, Canada and supplies and services industrial valve products throughout Atlantic Canada. The total purchase consideration exchanged was $16.5 million, net of cash acquired of $0.3 million. DSG funded the Eastern Valve Transaction with borrowings under the Credit Agreement. Refer to Note 3 – Business Acquisitions for additional information about Eastern Valve and the Eastern Valve Transaction.

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all disclosures required by GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with DSG’s audited consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (“SEC”). All normal recurring adjustments have been made that are necessary to fairly state the results of operations for the interim periods. Operating results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

Period-end Dates: The Company and its consolidated subsidiaries, except for the subsidiaries in the Gexpro Services segment, operate on a calendar year-end. Gexpro Services operates on a calendar year-end for annual reporting purposes. However, quarterly financial statements for Gexpro Services are prepared on financial close dates that may differ from that of the Company. For the quarter ended September 30, 2026, there was a four day difference in the period end. The consolidated financial statement impact of the four day difference arising from the different period ends for the quarter ended September 30, 2026 was not material. The Company utilizes the exchange rates in effect at Gexpro Services’ reporting date and the appropriate weighted-average rate for its fiscal reporting period.

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

Note 3 – Business Acquisitions

DSG and its operating companies acquired businesses during the nine months ended September 30, 2026. The acquisitions were accounted for under ASC 805, the acquisition method of accounting. For each acquisition, the allocation of consideration exchanged to the assets acquired and liabilities assumed was based on estimated acquisition-date fair values. The final valuations will be completed within the one-year measurement period following the respective acquisition date, and any adjustments will be recorded in the period in which the adjustments are determined.

Eastern Valve

On March 9, 2026, DSG acquired all of the issued and outstanding stock of Eastern Valve & Control Specialties Ltd. (“Eastern Valve”), with a purchase price of approximately $16.5 million, net of cash acquired of $0.3 million. Eastern Valve is located in Paradise, Newfoundland, Canada and supplies and services industrial valve products throughout Atlantic Canada. Eastern Valve was acquired to expand DSG’s operating footprint in the Canadian market. The results of operations of Eastern Valve are included within the Canada Branch Division reportable segment. The acquisition was funded with borrowings under the Credit Agreement. Refer to Note 8 – Debt for information about the Credit Agreement.

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

American Fasteners

On September 1, 2026, DSG acquired all of the outstanding capital stock of American Fasteners Corporation (“American Fasteners” and the “American Fasteners Transaction”), with a purchase price of approximately $42.2 million, net of cash acquired of $5.1 million. American Fasteners is located in South Florida and distributes fasteners, tools, construction supplies and other industrial products throughout South Florida, Latin America and the Caribbean. American Fasteners was acquired to expand DSG’s operating footprint in the South Florida, Latin America and the Caribbean markets. The results of operations of American Fasteners are included within the Lawson reportable segment. The acquisition was funded with the Company’s existing cash balances and borrowings under the Company’s Credit Agreement. Refer to Note 8 – Debt for information about the Credit Agreement.

The following table summarizes the allocation of consideration exchanged to the estimated fair values of assets acquired and liabilities assumed, including the allocation to other intangible assets acquired:

American Fasteners
(in thousands)	September 1, 2026 Acquisition Date
Accounts receivable(1)	$3,155
Inventory	6,604
Other current assets	798
Property, plant and equipment	283
Right of use assets	1,972
Other intangible assets:
Customer relationships	10,500
Trade names	7,700
Deferred tax liability, net of deferred tax asset	(4,832)
Accounts payable	(4,130)
Lease liabilities	(1,972)
Accrued expenses and other liabilities	(1,157)
Goodwill	23,234
Total purchase consideration exchanged, net of cash acquired	$42,155
Cash consideration	$41,614
Deferred consideration(2)	541
Total purchase consideration exchanged, net of cash acquired	$42,155
(1)    The fair value of accounts receivable approximated the gross contractual value.
(2) The Company paid $0.2 million of the American Fasteners deferred consideration during the three and nine months ended September 30, 2026.

Certain estimated values for the American Fasteners Transaction, including working capital and other liability adjustments, right of use assets, the valuation of intangibles and property, plant and equipment and income taxes are not yet finalized, and the preliminary purchase price allocation is subject to change as the Company completes its analysis of the fair value at the date of acquisition.

The customer relationships and trade names intangible assets have estimated useful lives of 10 years. Goodwill generated from the American Fasteners Transaction is not deductible for tax purposes and is primarily attributable to the benefits we expect to derive from expected synergies, including expanded product and service offerings and cross-selling opportunities.

Unaudited Pro Forma Information

The following table presents estimated unaudited pro forma consolidated financial information for DSG as if our 2026 acquisitions disclosed above occurred on January 1, 2025. The unaudited pro forma information reflects adjustments including amortization on acquired intangible assets, interest expense, and the related tax effects. This information is presented for informational purposes only and is not necessarily indicative of future results or the results that would have occurred had the acquisitions been completed on January 1, 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Revenue	$580,521	$531,312	$1,657,318	$1,535,653
Net income (loss)	$9,195	$6,983	$19,730	$16,368

Actual Results of Business Acquisition

The following table presents actual results attributable to our 2026 acquisitions of Eastern Valve and American Fasteners that were included in the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2026. The results for the businesses acquired in these acquisitions are only included in the following table for the portion of the respective three-month or nine-month period that is subsequent to their respective acquisition dates disclosed above.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Revenue	$7,777	$—	$12,646	$—
Net income (loss)	$887	$—	$1,784	$—

The Company incurred transaction and integration costs (credits) related to completed and contemplated acquisitions of $4.0 million and $5.1 million for the three and nine months ended September 30, 2026 and $0.1 million and $0.0 million for the three and nine months ended 2025, respectively, which are included in Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
Note 4 – Revenue Recognition

Disaggregation of Revenue

The Company’s revenue is primarily comprised of product sales to customers. The Company has disaggregated revenue by geographic area and by segment as it most reasonably depicts the amount, timing and uncertainty of revenue and cash flows generated from our contracts with customers. Disaggregated consolidated revenue by geographic area (based on the location to which the product is shipped to):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
United States	$417,060	$378,291	$1,188,314	$1,106,561
Canada	81,969	78,597	234,815	220,564
Europe	21,374	18,295	58,798	48,247
Pacific Rim	13,849	8,510	35,591	23,903
Latin America	36,705	31,055	102,055	89,534
Other	3,548	3,782	9,869	11,422
Intersegment revenue elimination	(883)	(572)	(2,091)	(1,807)
Total revenue	$573,622	$517,958	$1,627,351	$1,498,424

See Note 13 – Segment Information for disaggregation of revenue by segment.

Rental Revenue

Certain subsidiaries of the Company rent new and used equipment and tools to customers in multiple industries. This leased equipment is included in Rental equipment, net in the Unaudited Condensed Consolidated Balance Sheets, and rental revenue is included in Revenue in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The unearned rental revenue related to customer prepayments on equipment leases was nominal at September 30, 2026 and December 31, 2025.

Rental revenue from operating leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Revenue from operating leases	$7,538	$6,485	$22,373	$19,715

Note 5 – Supplemental Financial Statement Information

Restricted Cash

The Company agreed to maintain restricted cash of $9.2 million and $13.6 million as of September 30, 2026 and December 31, 2025, respectively, under agreements with outside parties. The restricted cash balances of $9.2 million and $8.5 million as of September 30, 2026 and December 31, 2025, respectively, represent deposits placed with certain lenders under the Credit Agreement, and the Company is restricted from withdrawing these balances without the prior consent of the respective lenders. The remaining restricted cash balance of $5.1 million as of December 31, 2025 represents escrow accounts that were established in conjunction with certain business acquisitions, which were released during the nine months ended September 30, 2026, after meeting certain working capital and other post-closing requirements as of the contractual post-acquisition dates.

Property, Plant and Equipment, net

Components of property, plant and equipment, net were as follows:

(in thousands)	September 30, 2026	December 31, 2025
Land	$16,907	$16,566
Buildings and improvements	76,206	67,508
Machinery and equipment	65,817	62,750
Capitalized software	24,519	21,492
Furniture and fixtures	12,444	12,275
Vehicles	7,269	6,720
Construction in progress(1)	2,907	8,112
Total	206,069	195,423
Accumulated depreciation and amortization	(82,965)	(68,818)
Property, plant and equipment, net	$123,104	$126,605
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

Depreciation expense for property, plant and equipment and amortization expense for capitalized software, which are included in Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Depreciation expense for property, plant and equipment	$4,170	$4,475	$12,879	$13,938
Amortization expense for capitalized software	$1,191	$1,059	$3,506	$2,988

Rental Equipment, net

Rental equipment, net consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Rental equipment	$75,956	$68,401
Accumulated depreciation	(33,766)	(29,445)
Rental equipment, net	$42,190	$38,956

Depreciation expense for rental equipment, which is included in Cost of goods sold in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Depreciation expense for rental equipment	$3,512	$2,858	$9,925	$8,548

Refer to Note 4 – Revenue Recognition for a discussion on the Company’s activities as lessor.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Accrued compensation	$37,232	$29,267
Accrued customer rebates	9,310	7,847
Accrued and withheld taxes, other than income taxes	8,614	10,263
Contract liabilities	8,034	5,207
Accrued interest	2,258	1,647
Accrued severance and acquisition related retention bonus	1,910	1,966
Accrued income taxes	1,573	793
Accrued health benefits	1,406	1,615
Deferred acquisition payments and accrued earnout liabilities	1,172	6,021
Accrued stock-based compensation	358	326
Other	23,130	19,185
Total accrued expenses and other current liabilities	$94,997	$84,137

Other Liabilities

Other liabilities consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Security bonus plan	$6,717	$7,165
Deferred compensation	12,542	12,589
Other	5,537	4,891
Total other liabilities	$24,796	$24,645

Note 6 – Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by segment were as follows:

(in thousands)	Lawson	TestEquity	Gexpro Services	Canada Branch Division	Total
Balance at December 31, 2025	$192,875	$164,880	$57,974	$52,176	$467,905
Acquisitions(1)	23,234	—	—	8,506	31,740
Impact of foreign exchange rates	(216)	—	(403)	(2,275)	(2,894)
Balance at September 30, 2026	$215,893	$164,880	$57,571	$58,407	$496,751
(1)    Refer to Note 3 – Business Acquisitions for information related to measurement period adjustments.

Intangible Assets

The gross carrying amount and accumulated amortization for definite-lived intangible assets were as follows:

	September 30, 2026			December 31, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade names	$150,116	$(72,916)	$77,200	$141,637	$(60,640)	$80,997
Customer relationships	286,114	(151,167)	134,947	274,844	(131,341)	143,503
Other (1)	8,296	(7,105)	1,191	7,894	(6,339)	1,555
Total	$444,526	$(231,188)	$213,338	$424,375	$(198,320)	$226,055
(1)    Other primarily consists of non-compete agreements.

Amortization expense for definite-lived intangible assets is included in Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Amortization expense for intangible assets	$11,308	$11,650	$33,460	$34,885

The estimated aggregate amortization expense for the remaining year 2026 and each of the next four years and thereafter are as follows:

(in thousands)	Amortization
Remaining 2026	$11,863
2027	42,084
2028	37,153
2029	33,098
2030	22,984
Thereafter	66,156
Total	$213,338

Note 7 – Leases

The Company leases property used for warehousing, distribution centers, office space, branch locations, equipment and vehicles. The components of lease cost were as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Lease Type	Classification	2026	2025	2026	2025
Operating lease expense(1)	Operating expenses	$7,566	$7,160	$22,199	$20,978
Financing lease amortization	Operating expenses	144	142	425	441
Financing lease interest	Interest expense	23	27	69	79
Financing lease expense		167	169	494	520
Sublease income(2)		(289)	(190)	(632)	(509)
Net lease cost		$7,444	$7,139	$22,061	$20,989
(1)    Includes short-term lease expense, which is immaterial.
(2)    The Company subleases excess property to third-party tenants. Sublease income is recognized on a straight-line basis over the sublease agreement and is recorded as an offset to operating lease expense.

The value of net assets and liabilities related to our operating and finance leases as of September 30, 2026 and December 31, 2025 was as follows (in thousands):

Lease Type	September 30, 2026	December 31, 2025
Total right of use operating lease assets	$105,381	$111,117
Total right of use financing lease assets	1,639	1,573
Total lease assets	$107,020	$112,690

Total current operating lease obligation	$21,746	$20,030
Total current financing lease obligation	557	594
Total current lease obligation	$22,303	$20,624

Total long-term operating lease obligation	$90,826	$98,022
Total long-term financing lease obligation	797	799
Total long-term lease obligation	$91,623	$98,821

The value of lease liabilities related to our operating and finance leases and sublease income as of September 30, 2026 was as follows (in thousands):

Maturity Date of Lease Liabilities	Operating Leases	Financing Leases	Total	Sublease Income
Remaining 2026	$7,066	$187	$7,253	$71
2027	28,542	547	29,089	282
2028	25,867	407	26,274	93
2029	22,008	212	22,220	43
2030	14,785	95	14,880	29
Thereafter	43,296	42	43,338	—
Total lease payments	141,564	1,490	143,054	518
Less: Interest	(28,992)	(136)	(29,128)	—
Present value of lease liabilities	$112,572	$1,354	$113,926	$518

The weighted average lease terms and interest rates of leases held as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026		December 31, 2025
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term	6.1 years	3.1 years	6.0 years	3.2 years
Weighted average interest rate	7.4%	6.9%	7.5%	7.1%

The cash outflows of leasing activity for the nine months ended September 30, 2026 and 2025 were as follows (in thousands):

		Nine Months Ended September 30,
Cash Flow Source	Classification	2026	2025
Operating cash flows from operating leases	Operating activities	$(21,148)	$(19,506)
Operating cash flows from financing leases	Operating activities	$(71)	$(79)
Financing cash flows from financing leases	Financing activities	$(500)	$(445)

Refer to Note 4 – Revenue Recognition for a discussion on the Company’s activities as lessor.

Note 8 – Debt

The Company’s outstanding long-term debt was comprised of the following:

(in thousands)	September 30, 2026	December 31, 2025
Senior secured revolving credit facility	$89,212	$3,948
Senior secured term loan	673,750	700,000
Other revolving line of credit	—	470
Total debt	762,962	704,418
Less: current portion of long-term debt	(35,000)	(35,470)
Less: deferred financing costs	(4,361)	(4,752)
Total long-term debt	$723,601	$664,196

On July 15, 2026, the Company and certain of its subsidiaries (together with the Company, the “Loan Parties”) entered into an amendment (the “Credit Agreement Amendment”) to its existing Second Amended and Restated Credit Agreement, dated as of December 18, 2025 (as amended by the Credit Agreement Amendment, the “Credit Agreement”), pursuant to which, under the terms and subject to the conditions set forth therein, the lenders thereto agreed that, subject to the applicable terms and conditions of the Credit Agreement, the proceeds of revolving loans thereunder may be used to finance the Merger (such financing, the “Credit Agreement Financing”).

As amended, the Credit Agreement provides for (i) a $400 million senior secured revolving credit facility, with a $25 million letter of credit sub-facility and a $10 million swingline loan sub-facility, (ii) a $700 million senior secured initial term loan facility and (iii) the Company to increase the revolving commitments and incur incremental term loans in an aggregate principal amount equal to the greater of $500 million and 100% of the Company’s consolidated EBITDA, as calculated under the Credit Agreement, subject to adjustments for certain incremental borrowings and, following the proposed Merger, certain voluntary debt repayments and commitment reductions, plus additional amounts subject to compliance with a specified pro forma leverage ratio. The Company’s ability to borrow under the Credit Agreement is subject to a number of customary conditions. Such borrowings will be priced by reference to a grid based on the Company’s leverage ratio with the margins ranging from 100 basis points to 300 basis points (for borrowings bearing interest based on the Secured Overnight Financing Rate (as defined in the Credit Agreement)) and zero to 200 basis points (for borrowings bearing interest based on the Alternate Base Rate (as defined in the Credit Agreement)). The Company shall pay a facility fee to the lenders under the Credit Agreement priced by reference to a grid based on the Company’s leverage ratio, with the applicable percentage ranging from 15 basis points to 40 basis points. The Company may be required to pay additional facility fee amounts priced at 50 basis points on the amount of revolving loans borrowed, subject to customary conditions.

The Company has unused outstanding letters of credit of $5.1 million as of September 30, 2026. Net of these letters of credit, there was $305.7 million of borrowing availability under the revolving credit facility as of September 30, 2026.

The loans under the Credit Agreement bear interest, at the Company’s option, at a rate equal to (i) the Alternate Base Rate or the Canadian Prime Rate (as defined in the Credit Agreement), plus, in each case, an additional margin ranging from 0.00% to 2.00% per annum, depending on the total net leverage ratio of the Company and its restricted subsidiaries as of the most recent determination date under the Credit Agreement or (ii) the Adjusted Term SOFR Rate or Adjusted Daily Simple SOFR (as defined in the Credit Agreement), plus an additional margin ranging from 1.00% to 3.00% per annum, depending on the total net leverage ratio of the Company and its restricted subsidiaries as of the most recent determination date under the Credit Agreement. The Credit Agreement further provides that the additional margin for the period from the Effective Date (as defined in the Credit Agreement) until delivery of the Company’s financial statements and compliance certificate for the first full quarter ending after the Effective Date shall be 2.00% per annum for Alternate Base Rate or Canadian Prime Rate loans and 3.00% per annum for all other loans.

The Credit Agreement requires the Company to pay certain closing fees, arrangement fees, administration fees, commitment fees and letter of credit fees, including a commitment fee on the daily unused amount of the revolving credit facility that will accrue at a rate ranging from 0.15% to 0.40% per annum, depending on the total net leverage ratio of the Company. These fees are reported as a component of Interest expense in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and vary depending on the total net leverage ratio as defined in the Credit Agreement. Fees were nominal in 2026 and 2025.

Deferred financing costs are amortized over the life of the debt instrument and reported as a component of Interest expense in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Amortization of deferred financing costs was $0.5 million and $1.4 million for the three and nine months ended September 30, 2026 and $0.8 million and $2.6 million for the three and nine months ended September 30, 2025, respectively. As of September 30, 2026, total deferred financing costs net of accumulated amortization were $8.3 million of which $4.4 million are included in Long-term debt, less current portion, net (related to the senior secured term loan) and $3.9 million are included in Other assets (related to the senior secured revolving credit facility) in the Unaudited Condensed Consolidated Balance Sheets.

Each of the loans under the Credit Agreement mature on December 18, 2030, at which time all outstanding loans, together with all accrued and unpaid interest, must be repaid and the revolving credit facility commitments will terminate. Future maturities of long-term debt are $35.0 million per year payable in equal quarterly installments during 2026, 2027, 2028 and 2029, with the remaining balance of $649.2 million due in 2030 upon maturity. The Company is also required to prepay the term loans with the net cash proceeds from any disposition of certain assets (subject to reinvestment rights) or from the incurrence of any unpermitted debt. The Company may borrow, repay and reborrow the revolving loans until December 18, 2030, prepay any of the term loans, and terminate any of the commitments, in whole or in part, at any time without premium or penalty, subject to certain conditions and the reimbursement of certain lender costs in the case of prepayments of certain types of loans.

Subject to certain exceptions as set forth in the Credit Agreement, the obligations of the Company and its U.S. subsidiaries under the Credit Agreement are guaranteed by the Company and certain of the Company’s U.S. subsidiaries and the obligations of each of the Company’s Canadian subsidiaries under the Credit Agreement are guaranteed by the Company and certain of its U.S. and Canadian subsidiaries.

Subject to certain exceptions as set forth in the Credit Agreement, the obligations under the Credit Agreement are secured by a first priority security interest in and lien on substantially all assets of the Company, each other borrower and each guarantor.

The Credit Agreement contains various covenants, including financial maintenance covenants requiring the Company to maintain compliance with a consolidated minimum interest coverage ratio and a maximum total net leverage ratio, each determined in accordance with the terms of the Credit Agreement. The Credit Agreement contains various events of default (subject to exceptions, thresholds and grace periods as set forth in the Credit Agreement). Under certain circumstances, a default interest rate will apply on all obligations at a rate equal to 2.0% per annum above the applicable interest rate. The Company was in compliance with all financial covenants as of September 30, 2026.

Note 9 – Stock-Based Compensation

The Company recorded stock-based compensation expense of $2.3 million and $6.9 million for the three and nine months ended September 30, 2026 and $2.4 million and $4.6 million for the three and nine months ended 2025, respectively, in Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). A portion of the Company’s stock-based awards are liability-classified. Accordingly, changes in the market value of DSG common stock may result in stock-based compensation expense or benefit in certain periods. A stock-based compensation liability of $0.4 million as of September 30, 2026 and $0.3 million as of December 31, 2025 was included in Accrued expenses and other current liabilities in the Unaudited Condensed Consolidated Balance Sheets.

Note 10 – Stockholders’ Equity

Stock Repurchase Program

Under an existing stock repurchase program authorized by the Board of Directors, the Company may repurchase its common stock from time to time in open market transactions, privately negotiated transactions or by other methods. During the first nine months of 2026, no repurchases were made. During the first nine months of 2025, the Company repurchased 653,213 shares of DSG common stock under the repurchase program at an average cost of $30.69 per share for a total cost of $20.0 million. The remaining availability for stock repurchases under the program was $32.9 million at September 30, 2026.

On July 15, 2026, the Company entered into the Merger Agreement (as defined in Note 16 – Recent Developments), which generally prohibits the Company from repurchasing shares of DSG common stock during the pendency of the Merger, subject to specified exceptions. See Note 16 – Recent Developments for additional information.

Note 11 – Earnings Per Share

The following table provides the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2026	2025	2026	2025

Basic income per share:
Net income (loss)	$8,892	$6,452	$17,768	$14,716
Basic weighted average shares outstanding	46,267,167	46,280,811	46,227,889	46,419,969
Basic income (loss) per share of common stock	$0.19	$0.14	$0.38	$0.32

Diluted income per share:
Net income (loss)	$8,892	$6,452	$17,768	$14,716
Basic weighted average shares outstanding	46,267,167	46,280,811	46,227,889	46,419,969
Effect of dilutive securities	820,294	779,214	848,259	792,943
Diluted weighted average shares outstanding	47,087,461	47,060,025	47,076,148	47,212,912
Diluted income (loss) per share of common stock	$0.19	$0.14	$0.38	$0.31
The securities that were excluded from the calculation of diluted earnings per share because their inclusion would be anti-dilutive were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Stock options	1,561,505	1,572,056	1,565,950	1,438,136
Other stock-based awards	—	2,004	—	1,238

Note 12 – Income Taxes

The Company recorded income tax expense of $2.4 million, a 21.0% effective tax rate for the three months ended September 30, 2026. Income tax expense of $1.9 million, a 23.0% effective tax rate was recorded for the three months ended September 30, 2025. The effective tax rate for the three months ended September 30, 2026 differs from the U.S. statutory rate primarily due to state taxes and foreign income, offset by a decrease to the Company’s valuation allowance during the quarter. The change in the valuation allowance includes updated U.S. deferred tax projections, particularly related to future taxable income generated by the Company’s deferred tax liabilities. The effective tax rate for the three months ended September 30,

2025 differs from the U.S. statutory rate primarily due to state taxes, foreign income and an increase in the Company’s valuation allowance.

The Company recorded income tax expense of $8.6 million, a 32.7% effective tax rate for the nine months ended September 30, 2026. Income tax expense of $11.0 million, a 42.9% effective rate was recorded for the nine months ended September 30, 2025. The effective tax rate for the nine months ended September 30, 2026 differs from the U.S. statutory rate primarily due to state taxes and foreign income, offset by a decrease to the Company’s valuation allowance. The change in the valuation allowance includes updated U.S. deferred tax projections particularly related to future taxable income generated by the Company’s deferred tax liabilities. The effective tax rate for the nine months ended September 30, 2025 differs from the U.S. statutory rate primarily due to state taxes, foreign income and an increase in the Company’s valuation allowance.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of multiple state and foreign jurisdictions. As of September 30, 2026, the Company is subject to U.S. federal income tax examinations for the years 2023 through 2025 and income tax examinations from various other jurisdictions for the years 2019 through 2025.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Revenue
Lawson	$130,285	$121,549	$379,519	$366,324
TestEquity	242,303	206,479	675,473	590,298
Gexpro Services	139,844	130,525	397,638	377,237
Canada Branch Division	62,073	59,977	176,812	166,372
Intersegment revenue elimination	(883)	(572)	(2,091)	(1,807)
Total revenue	$573,622	$517,958	$1,627,351	$1,498,424

Cost of goods sold
Lawson	$63,011	$55,215	$182,860	$163,182
TestEquity	189,535	162,879	526,185	462,368
Gexpro Services	96,569	89,609	275,075	259,255
Canada Branch Division	41,633	40,471	118,116	111,012
Intersegment cost of goods sold elimination	(928)	(542)	(2,162)	(1,783)
Total cost of goods sold	$389,820	$347,632	$1,100,074	$994,034

Selling, general and administrative expenses
Lawson	$61,482	$60,949	$185,269	$183,466
TestEquity	44,433	40,965	126,138	116,352
Gexpro Services	29,670	27,036	86,025	78,959
Canada Branch Division	16,571	16,012	50,612	49,464
All Other	6,397	1,745	12,486	5,607
Total operating expenses	$158,553	$146,707	$460,530	$433,848

Operating income (loss)
Lawson	$5,792	$5,385	$11,390	$19,676
TestEquity	8,335	2,635	23,150	11,578
Gexpro Services	13,605	13,880	36,538	39,023
Canada Branch Division	3,869	3,494	8,084	5,896
All Other	(6,352)	(1,775)	(12,415)	(5,631)
Total operating income (loss)	$25,249	$23,619	$66,747	$70,542

Reconciliation to income (loss) before income taxes
Interest expense	$(13,462)	$(13,955)	$(38,624)	$(42,408)
Change in fair value of earnout liabilities	—	—	—	(1,000)
Other income (expense), net	(529)	(1,283)	(1,717)	(1,377)
Income (loss) before income taxes	$11,258	$8,381	$26,406	$25,757

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

(in thousands)	Lawson	TestEquity	Gexpro Services	Canada Branch Division	Elimination	Total
Three Months Ended September 30, 2026
Revenue from external customers	$130,202	$242,126	$139,252	$62,042	$—	$573,622
Intersegment revenue	83	177	592	31	(883)	—
Revenue	$130,285	$242,303	$139,844	$62,073	$(883)	$573,622
Three Months Ended September 30, 2025
Revenue from external customers	$121,541	$206,310	$130,192	$59,915	$—	$517,958
Intersegment revenue	8	169	333	62	(572)	—
Revenue	$121,549	$206,479	$130,525	$59,977	$(572)	$517,958

Nine Months Ended September 30, 2026
Revenue from external customers	$379,294	$674,811	$396,522	$176,724	$—	$1,627,351
Intersegment revenue	225	662	1,116	88	(2,091)	—
Revenue	$379,519	$675,473	$397,638	$176,812	$(2,091)	$1,627,351
Nine Months Ended September 30, 2025
Revenue from external customers	$366,268	$589,596	$376,259	$166,301	$—	$1,498,424
Intersegment revenue	56	702	978	71	(1,807)	—
Revenue	$366,324	$590,298	$377,237	$166,372	$(1,807)	$1,498,424

Total assets by segment and long-lived assets by geographic area were as follows:

(in thousands)	September 30, 2026	December 31, 2025
Total assets by segment
Lawson	$586,917	$548,169
TestEquity	661,918	624,829
Gexpro Services	390,965	351,552
Canada Branch Division	227,378	210,625
All Other	11,546	13,446
Total	$1,878,724	$1,748,621

Long-lived assets by geographic area(1)
United States	$804,228	$796,554
Canada	148,022	142,183
Europe	28,862	31,006
Pacific Rim	5,397	5,967
Latin America	2,767	3,224
Total	$989,276	$978,934
(1)    Long-lived assets include property, plant and equipment, rental equipment, goodwill, intangibles, right of use operating lease assets, and other assets.

Refer to Note 4 – Revenue Recognition for disaggregated revenue by geographic area.

Capital expenditures and depreciation and amortization by segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Capital expenditures
Lawson	$1,038	$2,706	$4,131	$7,534
TestEquity	6,374	7,357	19,981	16,646
Gexpro Services	1,244	588	2,707	2,974
Canada Branch Division	426	528	2,910	1,491
All Other	—	—	—	—
Total	$9,082	$11,179	$29,729	$28,645

Depreciation and amortization
Lawson	$7,045	$6,666	$20,503	$20,026
TestEquity	8,155	8,220	24,681	24,628
Gexpro Services	3,011	3,541	9,181	10,526
Canada Branch Division	1,970	1,615	5,405	5,179
All Other	—	—	—	—
Total	$20,181	$20,042	$59,770	$60,359

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

Note 15 – Related Party Transactions

Consulting Services

Individuals employed by LKCM Headwater Operations, LLC, a related party of LKCM, have provided the Company with certain consulting services for interim executive management in addition to assisting in identifying cost savings, revenue enhancements and operational synergies of the combined companies. Expense of $0.0 million and $0.3 million for the three and nine months ended September 30, 2026, respectively, and $0.3 million and $0.8 million for the three and nine months ended September 30, 2025 was recorded within Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), reflecting expenses incurred for these consulting services.

Significant Shareholder

LKCM, entities affiliated with LKCM and J. Bryan King (President and Chief Executive Officer of DSG and Chairman of the DSG Board of Directors), including private investment partnerships for which LKCM serves as investment manager, beneficially owned in the aggregate approximately 36.4 million shares of DSG common stock as of September 30, 2026 representing approximately 78.5% of the outstanding shares of DSG common stock as of September 30, 2026.

Merger Agreement

On July 15, 2026, the Company entered into the Merger Agreement with entities affiliated with LKCM Headwater (as defined in Note 16 – Recent Developments) and J. Bryan King. See Note 16 – Recent Developments for additional information.

Principal Executive Office Lease

In connection with the Company’s headquarters move to Fort Worth, Texas in 2023, the Company has been utilizing office space in a building that is leased by LKCM. The Company is not charged any rent or other amounts for the use of the office space.

Note 16 – Recent Developments

Merger Agreement

On July 15, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Eclipse Parent Acquisitions, LLC (“Parent”), Eclipse Intermediate Acquisitions, LLC, a wholly owned subsidiary of Parent (“Intermediate”), and Eclipse Acquisitions Merger Sub, Inc., a wholly owned subsidiary of Intermediate (“Merger Sub”). Parent, Intermediate and Merger Sub are affiliated with LKCM Headwater Investments, LLC (“LKCM Headwater”), J. Bryan King and their respective affiliates. Mr. King is the Company’s Chief Executive Officer and Chairman of the Company’s Board of Directors and is also the Managing Partner of LKCM Headwater. LKCM Headwater and its affiliates beneficially owned, in the aggregate, approximately 78.5% of the outstanding shares of DSG common stock as of September 30, 2026.

The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”), with the Company continuing as the surviving corporation and becoming a wholly owned subsidiary of Intermediate and an indirect wholly owned subsidiary of Parent. At the effective time of the Merger, each outstanding share of DSG common stock, other than shares owned by Parent and certain affiliated stockholders, treasury shares and shares for which appraisal rights are properly exercised and not withdrawn, will be converted into the right to receive $35.00 in cash (the “Share Acquisition Consideration”), without interest. If the Merger is completed, the Company will become privately held and DSG common stock will cease to be listed on Nasdaq.

The Merger Agreement and the Transactions were unanimously recommended by a special committee of the Company’s Board of Directors comprised solely of disinterested directors (the “Special Committee”) and were approved by the Company’s Board of Directors, with certain directors recusing themselves from the vote. Completion of the Merger is subject to specified closing conditions, including (i) adoption of the Merger Agreement by the affirmative vote of the holders of a majority of the outstanding shares of DSG common stock entitled to vote thereon, (ii) approval of the Transactions by the affirmative vote of a majority of the votes cast by the Company’s disinterested stockholders (as such term is defined in Section 144 of the Delaware General Corporation Law) in respect of the Transactions, (iii) expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”) and (iv) the absence of any law or order that enjoins, restrains, makes illegal or otherwise prevents or prohibits the Merger. On August 20, 2026, the applicable waiting period under the HSR Act terminated.

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

Concurrently with the execution of the Merger Agreement, the Company and certain of its subsidiaries entered into the Credit Agreement, which permits, subject to its terms and conditions, proceeds of revolving loans under the Credit Agreement to be used to finance the Merger and related transactions. Refer to Note 8 – Debt for information about the Credit Agreement.

American Fasteners Acquisition

On September 1, 2026, DSG acquired all of the outstanding capital stock of American Fasteners Corporation (“American Fasteners” and the “American Fasteners Transaction”). American Fasteners is located in South Florida and distributes fasteners, tools, construction supplies and other industrial products throughout South Florida, Latin America and the Caribbean. The total purchase price paid was $42.2 million, net of cash acquired of $5.1 million, which was funded with available cash and borrowings under the Credit Agreement. Refer to Note 3 – Business Acquisitions for additional information about American Fasteners and the American Fasteners Transaction.

Note 17 – Subsequent Events

GradeEight Acquisition

On October 26, 2026, Lawson Products, Inc., a wholly owned subsidiary of the Company, acquired GradeEight Holdings, LLC (“GradeEight”), the parent company of Winzer Corporation (“Winzer”) and FastServ Supply (“FastServ”), for an aggregate purchase price of approximately $145.0 million, subject to customary adjustments. The acquisition was financed with available cash and borrowings under the Credit Agreement. Because the acquisition agreement was entered into after September 30, 2026, the proposed acquisition has not been reflected in the accompanying condensed consolidated financial statements.

GradeEight is a multi-brand MRO distribution platform utilizing a national network of franchisees under Winzer and eight retail-facing storefronts through FastServ located in Texas and Arkansas. GradeEight generates approximately $110.0 million in annual sales based on information provided by GradeEight. The acquisition of GradeEight is intended to expand the Company’s footprint in the MRO marketplace.

Merger Agreement Financing

On October 15, 2026, Merger Sub consummated an offering (the “Notes Offering”) of $800.0 million aggregate principal amount of its 10.000% Senior Notes due 2032 (the “Notes”) pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The gross proceeds of the Notes Offering were deposited into an escrow account pending the satisfaction of certain conditions, including the substantially concurrent consummation of the Merger. Upon consummation of the Merger, the Company, as the surviving corporation in the Merger, will assume Merger Sub’s obligations under the Notes, and the Company’s subsidiaries that are obligors under the Credit Agreement will enter into a supplemental indenture to the indenture governing the Notes pursuant to which they will guarantee the Company’s payment obligations under the Notes. The Notes were not issued by the Company and will not become obligations of the Company unless the Merger is completed. Upon their release from escrow (assuming the conditions to such release are satisfied), the gross proceeds from the Notes Offering, together with proceeds from an equity contribution from LKCM Headwater into the Company, are expected to be used (i) to fund the payment of the Share Acquisition Consideration to consummate the Merger, (ii) to repay a portion of the Company’s outstanding indebtedness under the Credit Agreement, (iii) to pay the fees and expenses of the Notes Offering, the Merger and other transactions related thereto and (iv) for general corporate purposes, including to finance future acquisitions.

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

Completion of the Merger is subject to specified closing conditions, including receipt of specified stockholder approvals and expiration or termination of the applicable waiting period under the HSR Act, and is not subject to a financing condition. The applicable waiting period under the HSR Act terminated on August 20, 2026. If the Merger is completed, DSG will become privately held and DSG common stock will be delisted from Nasdaq. In connection with the execution of the Merger Agreement, we amended our existing credit agreement to permit, subject to its terms and conditions, revolving loans to be used to finance the Merger and related transactions. For additional information, see Note 16 – Recent Developments in Part I, Item 1, Financial Statements and our Current Report on Form 8-K filed with the SEC on July 16, 2026.

On October 15, 2026, Merger Sub completed the offering of $800 million aggregate principal amount of its 10.000% Senior Notes due 2032, the proceeds of which are held in escrow pending satisfaction of specified conditions, including consummation of the Merger. If the Merger is completed, DSG, as the surviving corporation, will assume Merger Sub’s obligations under the Notes. For additional information, see Note 17 – Subsequent Events in Part I, Item 1, Financial Statements.

American Fasteners Acquisition

On September 1, 2026, DSG completed the acquisition of American Fasteners Corporation (“American Fasteners” and the “American Fasteners Transaction”). American Fasteners is located in South Florida and distributes fasteners, tools construction supplies and other industrial products throughout South Florida, Latin America and the Caribbean. American Fasteners was acquired to expand DSG’s operating footprint in the South Florida, Latin America and the Caribbean markets.

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

Sales Drivers

DSG believes that the Purchasing Managers Index (“PMI”) published by the Institute for Supply Management is an indicative measure of the relative strength of the economic environment of the industry in which it operates. The PMI is a composite index of economic activity in the U.S. manufacturing sector. A measure of the PMI index above 50 is generally viewed as indicating an expansion of the manufacturing sector while a measure below 50 is generally viewed as representing a contraction. The average monthly PMI was 53.6 in the nine months ended September 30, 2026, compared to 49.1 in the nine months ended September 30, 2025.

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

Factors Affecting Comparability to Prior Periods

Our results of operations are not directly comparable on a year-over-year basis due to acquisition activity. We account for acquisitions under Accounting Standards Codification 805, Business Combinations (“ASC 805”). Accordingly, the results of acquisitions are only included subsequent to their respective acquisition dates. Refer to Note 3 – Business Acquisitions in Part I, Item 1. Financial Statements for a description of the acquisitions completed in 2026 and the reportable segment in which the acquisition’s results of operations are included.

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

The following table provides a reconciliation of Net income (loss) to Adjusted EBITDA on a consolidated basis and Operating income (loss) to Adjusted EBITDA by segment for the three and nine months ended September 30, 2026 and 2025. A reconciliation of Net income (loss) to Adjusted EBITDA by segment is not provided because management does not determine or review net income at the segment level and does not allocate non-operating costs and expenses to its segments, such as income taxes, interest expense, and various other non-operating income and expense.

Reconciliation of Net Income (Loss) to Non-GAAP Adjusted EBITDA (Unaudited)

	Three Months Ended September 30, 2026
(in thousands)	Lawson	TestEquity	Gexpro Services	Canada Branch Division	All Other	Consolidated
Net income (loss)						$8,892
Income tax expense (benefit)						2,366
Other income (expense), net						529
Interest expense						13,462
Operating income (loss)	$5,792	$8,335	$13,605	$3,869	$(6,352)	$25,249
Depreciation and amortization	7,045	8,155	3,011	1,970	—	20,181
Stock-based compensation(1)	1,021	512	347	—	465	2,345
Severance and acquisition related retention expenses(2)	523	61	15	45	108	752
Acquisition related costs(3)	2,754	56	1,101	69	1	3,981
Inventory step-up(4)	100	—	—	47	—	147
Other non-recurring(5)	—	417	—	29	3,718	4,164
Adjusted EBITDA	$17,235	$17,536	$18,079	$6,029	$(2,060)	$56,819

	Three Months Ended September 30, 2025
(in thousands)	Lawson	TestEquity	Gexpro Services	Canada Branch Division	All Other	Consolidated
Net income (loss)						$6,452
Income tax expense (benefit)						1,929
Other income (expense), net						1,283
Interest expense						13,955
Operating income (loss)	$5,385	$2,635	$13,880	$3,494	$(1,775)	$23,619
Depreciation and amortization	6,666	8,220	3,541	1,615	—	20,042
Stock-based compensation(1)	1,025	925	60	—	390	2,400
Severance and acquisition related retention expenses(2)	840	486	276	492	—	2,094
Acquisition related costs(3)	(17)	58	(2)	48	—	87
Inventory step-up(4)	—	—	—	—	—	—
Other non-recurring(5)	60	27	—	128	—	215
Adjusted EBITDA	$13,959	$12,351	$17,755	$5,777	$(1,385)	$48,457

	Nine Months Ended September 30, 2026
(in thousands)	Lawson	TestEquity	Gexpro Services	Canada Branch Division	All Other	Consolidated
Net income (loss)						$17,768
Income tax expense (benefit)						8,638
Other income (expense), net						1,717
Interest expense						38,624
Operating income (loss)	$11,390	$23,150	$36,538	$8,084	$(12,415)	$66,747
Depreciation and amortization	20,503	24,681	9,181	5,405	—	59,770
Stock-based compensation(1)	2,736	1,707	1,116	—	1,368	6,927
Severance and acquisition related retention expenses(2)	2,667	624	430	184	192	4,097
Acquisition related costs(3)	3,135	167	1,141	625	1	5,069
Inventory step-up(4)	100	—	—	141	—	241
Other non-recurring(5)	183	444	—	114	4,993	5,734
Adjusted EBITDA	$40,714	$50,773	$48,406	$14,553	$(5,861)	$148,585

	Nine Months Ended September 30, 2025
(in thousands)	Lawson	TestEquity	Gexpro Services	Canada Branch Division	All Other	Consolidated
Net income (loss)						$14,716
Income tax expense (benefit)						11,041
Other income (expense), net						1,377
Change in fair value of earnout liabilities						1,000
Interest expense						42,408
Operating income (loss)	$19,676	$11,578	$39,023	$5,896	$(5,631)	$70,542
Depreciation and amortization	20,026	24,628	10,526	5,179	—	60,359
Stock-based compensation(1)	2,323	1,261	78	—	962	4,624
Severance and acquisition related retention expenses(2)	1,793	1,351	319	614	—	4,077
Acquisition related costs(3)	97	(206)	(134)	196	34	(13)
Inventory step-up(4)	—	—	—	—	—	—
Other non-recurring(5)	60	27	—	128	—	215
Adjusted EBITDA	$43,975	$38,639	$49,812	$12,013	$(4,635)	$139,804

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
(5)    Other non-recurring costs consist of certain non-recurring strategic projects, costs related to the proposed Merger (as described in Note 16 – Recent Developments in Part I, Item 1. Financial Statements) and other non-recurring items.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Consolidated Results of Operations

	Three Months Ended September 30,
	2026		2025
(Dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenue
Lawson	$130,285	22.7%	$121,549	23.5%
TestEquity	242,303	42.2%	206,479	39.9%
Gexpro Services	139,844	24.4%	130,525	25.2%
Canada Branch Division	62,073	10.8%	59,977	11.6%
Intersegment revenue elimination	(883)	(0.1)%	(572)	(0.2)%
Total Revenue	573,622	100.0%	517,958	100.0%
Cost of goods sold
Lawson	63,011	11.0%	55,215	10.7%
TestEquity	189,535	33.0%	162,879	31.4%
Gexpro Services	96,569	16.8%	89,609	17.3%
Canada Branch Division	41,633	7.3%	40,471	7.8%
Intersegment cost of goods sold elimination	(928)	(0.1)%	(542)	(0.1)%
Total Cost of goods sold	389,820	68.0%	347,632	67.1%
Gross profit	183,802	32.0%	170,326	32.9%
Selling, general and administrative expenses
Lawson	61,482	10.7%	60,949	11.8%
TestEquity	44,433	7.7%	40,965	7.9%
Gexpro Services	29,670	5.2%	27,036	5.2%
Canada Branch Division	16,571	2.9%	16,012	3.1%
All Other	6,397	1.1%	1,745	0.3%
Total Selling, general and administrative expenses	158,553	27.6%	146,707	28.3%
Operating income (loss)	25,249	4.4%	23,619	4.6%
Interest expense	(13,462)	(2.3)%	(13,955)	(2.7)%
Other income (expense), net	(529)	(0.1)%	(1,283)	(0.3)%
Income (loss) before income taxes	11,258	2.0%	8,381	1.6%
Income tax expense (benefit)	2,366	0.4%	1,929	0.4%
Net income (loss)	$8,892	1.6%	$6,452	1.2%

Overview of Consolidated Results of Operations

Consolidated revenue increased $55.7 million in the third quarter of 2026 compared to the third quarter of 2025 primarily driven by an increase in organic revenue of $47.9 million or 9.2% and $7.8 million of additional revenue generated by the 2026 acquisitions of Eastern Valve and American Fasteners. Consolidated gross profit increased and Selling, general and administrative expenses increased in the third quarter of 2026 compared to the prior year quarter, primarily to support the increase in revenue.

Refer to Results by Reportable Segment below for a complete discussion of our results of operations.

Results by Reportable Segment

Lawson Segment

	Three Months Ended September 30,		Change
(Dollars in thousands)	2026	2025	Amount	%
Revenue from external customers	$130,202	$121,541	$8,661	7.1%
Intersegment revenue	83	8	75	N/M
Revenue	130,285	121,549	8,736	7.2%
Cost of goods sold	63,011	55,215	7,796	14.1%
Gross profit	67,274	66,334	940	1.4%
Selling, general and administrative expenses	61,482	60,949	533	0.9%
Operating income (loss)	$5,792	$5,385	$407	7.6%
Gross profit margin	51.6%	54.6%

Adjusted EBITDA(1)	$17,235	$13,959	$3,276	23.5%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.
N/M Not meaningful

Revenue and Gross Profit

Revenue increased approximately $8.7 million, or 7.2%, to $130.3 million in the third quarter of 2026 compared to $121.5 million in the third quarter of 2025. The increase was primarily driven by $3.8 million of additional revenue generated by the 2026 acquisition of American Fasteners and increased sales of $5.0 million to Lawson’s core, strategic and government customers.

Gross profit increased $0.9 million, or 1.4%, to $67.3 million in the third quarter of 2026 compared to gross profit of $66.3 million in the prior year quarter primarily from the inclusion of additional gross profit of $1.0 million from the acquisition of American Fasteners. Lawson gross profit as a percentage of revenue was 51.6% in the third quarter of 2026 compared to 54.6% in the prior year quarter. The gross profit margin percentage decrease was primarily due to the lower gross profit margin profile of American Fasteners as compared to Lawson’s historical business, a sales mix shift toward lower margin customers and increased vendor costs partially offset by customer price increases.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of compensation and support for Lawson sales representatives and expenses to operate Lawson’s distribution network and overhead expenses.

Selling, general and administrative expenses increased $0.5 million to $61.5 million in the third quarter of 2026 compared to $60.9 million in the prior year quarter. There were approximately $0.6 million of additional expenses driven by the 2026 acquisition of American Fasteners and $2.8 million of increased acquisition related expenses, offset primarily by lower employee costs and lower outside service costs.

Adjusted EBITDA

During the three months ended September 30, 2026, Lawson generated Adjusted EBITDA of $17.2 million, or 13.2% of sales. This is an increase of $3.3 million from the same period a year ago, primarily driven by approximately $0.5 million of adjusted EBITDA generated by the 2026 acquisition of American Fasteners, increased organic revenue and leveraging Selling, general, and administrative expenses over a higher sales base, partially offset by the lower gross profit margin percentage.

TestEquity Segment

	Three Months Ended September 30,		Change
(Dollars in thousands)	2026	2025	Amount	%
Revenue from external customers	$242,126	$206,310	$35,816	17.4%
Intersegment revenue	177	169	8	4.7%
Revenue	242,303	206,479	35,824	17.3%
Cost of goods sold	189,535	162,879	26,656	16.4%
Gross profit	52,768	43,600	9,168	21.0%
Selling, general and administrative expenses	44,433	40,965	3,468	8.5%
Operating income (loss)	$8,335	$2,635	$5,700	N/M
Gross profit margin	21.8%	21.1%

Adjusted EBITDA(1)	$17,536	$12,351	$5,185	42.0%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.
N/M Not meaningful

Revenue and Gross Profit

Revenue increased $35.8 million, or 17.3%, to $242.3 million in the third quarter of 2026 compared to $206.5 million in the third quarter of 2025. The increase was primarily driven by a $11.2 million increase in revenue from test and measurement, a $19.4 million increase in revenue from direct and indirect electronics production supplies, and a $6.5 million increase in revenue from rentals, chambers and refurbished, partially offset by a $1.3 million decrease in revenue from fabrication and value added services.

Gross profit increased $9.2 million to $52.8 million in the third quarter of 2026 compared to gross profit of $43.6 million in the prior year quarter. The increase was primarily driven by the increase in revenue. TestEquity gross profit as a percentage of revenue increased to 21.8% in the third quarter of 2026 compared to 21.1% in the prior year quarter primarily due to higher supplier rebates and lower inventory write-offs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of compensation and support for TestEquity’s sales representatives and expenses to operate TestEquity’s distribution network and overhead expenses.

Selling, general and administrative expenses increased $3.5 million to $44.4 million in the third quarter of 2026 compared to $41.0 million in the prior year quarter. The increase was primarily driven by higher salaries, commissions and bonuses as part of strategic leadership investments in 2026 and higher incentive compensation driven by the increase in revenue.

Adjusted EBITDA

During the three months ended September 30, 2026, TestEquity generated Adjusted EBITDA of $17.5 million or 7.2% of sales. This is an increase of $5.2 million from the same period a year ago, which was primarily driven by the increase in revenue and gross profit margin while leveraging Selling, general, and administrative expenses over a higher sales base.

Gexpro Services Segment

	Three Months Ended September 30,		Change
(Dollars in thousands)	2026	2025	Amount	%
Revenue from external customers	$139,252	$130,192	$9,060	7.0%
Intersegment revenue	592	333	259	77.8%
Revenue	139,844	130,525	9,319	7.1%
Cost of goods sold	96,569	89,609	6,960	7.8%
Gross profit	43,275	40,916	2,359	5.8%
Selling, general and administrative expenses	29,670	27,036	2,634	9.7%
Operating income (loss)	$13,605	$13,880	$(275)	(2.0)%
Gross profit margin	30.9%	31.3%

Adjusted EBITDA(1)	$18,079	$17,755	$324	1.8%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

Revenue and Gross Profit

Revenue increased $9.3 million, or 7.1%, to $139.8 million in the third quarter of 2026 compared to $130.5 million in the third quarter of 2025. The increase in revenue was primarily driven by increases in the industrial power, technology, and consumer industrial vertical markets of $6.6 million, $4.6 million and $2.5 million, respectively, partially offset by a decline of $3.7 million in the renewables market and $1.0 million in the aerospace and defense vertical market.

Gross profit increased $2.4 million to $43.3 million in the third quarter of 2026 compared to gross profit of $40.9 million in the prior year quarter, primarily due to the increase in revenue. Gexpro Services gross profit as a percentage of revenue decreased to 30.9% in the third quarter of 2026 compared to 31.3% in the prior year quarter primarily as a result of an unfavorable sales mix shift toward lower margin vertical markets and additional tariff charges passed through to customers of approximately $0.5 million which negatively impacted the gross margin percentage.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of sales and marketing expenses primarily relating to compensation, costs associated with supporting Gexpro Services’ service facilities, overhead expenses within finance, legal, human resources and information technology, and other costs required to operate Gexpro Services’ business.

Selling, general, and administrative expenses increased $2.6 million to $29.7 million in the third quarter of 2026 compared to $27.0 million in the prior year quarter primarily driven by higher medical claim costs of $0.5 million, higher acquisition expenses of $1.1 million and higher stock-based compensation of $0.3 million.

Adjusted EBITDA

During the three months ended September 30, 2026, Gexpro Services generated Adjusted EBITDA of $18.1 million or 12.9% of sales, an increase of $0.3 million from the same period a year ago primarily driven by the increase in revenue.

Canada Branch Division Segment

	Three Months Ended September 30,		Change
(Dollars in thousands)	2026	2025	Amount	%
Revenue from external customers	$62,042	$59,915	$2,127	3.6%
Intersegment revenue	31	62	(31)	(50.0)%
Revenue	62,073	59,977	2,096	3.5%
Cost of goods sold	41,633	40,471	1,162	2.9%
Gross profit	20,440	19,506	934	4.8%
Selling, general and administrative expenses	16,571	16,012	559	3.5%
Operating income (loss)	$3,869	$3,494	$375	10.7%
Gross profit margin	32.9%	32.5%

Adjusted EBITDA(1)	$6,029	$5,777	$252	4.4%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

Revenue and Gross Profit

Revenue increased $2.1 million to $62.1 million in the third quarter of 2026 compared to $60.0 million in the third quarter of 2025 driven by $4.0 million of additional revenue generated by the 2026 acquisition of Eastern Valve partially offset by a decrease in organic revenue of $1.9 million primarily from decreased sales to plumbing and heating customers.

Gross profit increased $0.9 million to $20.4 million in the third quarter of 2026 compared to gross profit of $19.5 million in the prior year quarter primarily from the inclusion of additional gross profit of $1.1 million from the acquisition of Eastern Valve. Gross profit as a percentage of revenue increased to 32.9% in the third quarter of 2026 compared to 32.5% in the prior year quarter primarily due to a sales mix shift toward higher margin customers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for Canada Branch Division consist of compensation, expenses to operate its distribution network and branch locations and overhead expenses.

Selling, general and administrative expenses increased $0.6 million to $16.6 million in the third quarter of 2026 compared to $16.0 million in the prior year quarter. There were approximately $0.6 million of additional expenses driven by the 2026 acquisition of Eastern Valve.

Adjusted EBITDA

During the three months ended September 30, 2026, Canada Branch Division generated Adjusted EBITDA of $6.0 million, or 9.7% of sales. This is an increase of $0.3 million from the same period a year ago, primarily driven by approximately $0.6 million of adjusted EBITDA generated by the 2026 acquisition of Eastern Valve.

Consolidated Non-operating Income and Expense

	Three Months Ended September 30,		Change
(Dollars in thousands)	2026	2025	Amount	%

Interest expense	$(13,462)	$(13,955)	$493	(3.5)%
Other income (expense), net	$(529)	$(1,283)	$754	(58.8)%
Income tax expense (benefit)	$2,366	$1,929	$437	22.7%

Interest Expense

Interest expense decreased $0.5 million in the third quarter of 2026 compared to the prior year quarter primarily due to lower average interest rates in 2026 partially offset by higher average debt balances.

Other Income (Expense), Net

Other income (expense), net consists of effects of changes in foreign currency exchange rates, interest income, net and other non-operating income and expenditures. The $0.8 million change in the third quarter of 2026 compared to the same period of 2025 is primarily due to a decrease in interest income and favorable changes in foreign currency exchange rates.

Income Tax Expense (Benefit)

Income tax expense was $2.4 million, a 21.0% effective tax rate for the three months ended September 30, 2026 compared to income tax expense of $1.9 million and a 23.0% effective tax rate for the three months ended September 30, 2025. The change in the year-over-year effective tax rate was primarily due to a decrease in the Company’s valuation allowance in the quarter, offset by state taxes and foreign income. The change in the valuation allowance includes updated U.S. deferred tax projections, particularly related to future taxable income generated by the Company’s deferred tax liabilities. The income tax expense recorded in the third quarter of 2026 is based on the estimated year-end effective tax rate.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Consolidated Results of Operations

	Nine Months Ended September 30,
	2026		2025
(Dollars in thousands)	Amount	% of Net Sales	Amount	% of Net Sales

Revenue
Lawson	$379,519	23.3%	$366,324	24.4%
TestEquity	675,473	41.5%	590,298	39.4%
Gexpro Services	397,638	24.4%	377,237	25.2%
Canada Branch Division	176,812	10.9%	166,372	11.1%
Intersegment revenue elimination	(2,091)	(0.1)%	(1,807)	(0.1)%
Total Revenue	1,627,351	100.0%	1,498,424	100.0%
Cost of goods sold
Lawson	182,860	11.2%	163,182	10.9%
TestEquity	526,185	32.3%	462,368	30.9%
Gexpro Services	275,075	16.9%	259,255	17.3%
Canada Branch Division	118,116	7.3%	111,012	7.4%
Intersegment cost of goods sold elimination	(2,162)	(0.1)%	(1,783)	(0.1)%
Total Cost of goods sold	1,100,074	67.6%	994,034	66.3%
Gross profit	527,277	32.4%	504,390	33.7%
Selling, general and administrative expenses
Lawson	185,269	11.4%	183,466	12.2%
TestEquity	126,138	7.8%	116,352	7.8%
Gexpro Services	86,025	5.3%	78,959	5.3%
Canada Branch Division	50,612	3.1%	49,464	3.3%
All Other	12,486	0.7%	5,607	0.4%
Total Selling, general and administrative expenses	460,530	28.3%	433,848	29.0%
Operating income (loss)	66,747	4.1%	70,542	4.7%
Interest expense	(38,624)	(2.4)%	(42,408)	(2.8)%
Change in fair value of earnout liabilities	—	—%	(1,000)	(0.1)%
Other income (expense), net	(1,717)	(0.1)%	(1,377)	(0.1)%
Income (loss) before income taxes	26,406	1.6%	25,757	1.7%
Income tax expense (benefit)	8,638	0.5%	11,041	0.7%
Net income (loss)	$17,768	1.1%	$14,716	1.0%

Overview of Consolidated Results of Operations

Our consolidated revenue increased $128.9 million in the first nine months of 2026 compared to the first nine months of 2025 primarily driven by an increase in organic revenue of 7.8% and $12.6 million of additional revenue generated by the 2026 acquisitions of Eastern Valve and American Fasteners. Consolidated Gross profit and Selling, general and administrative expenses also increased over the prior year primarily to support the increase in revenue.

Refer to Results by Reportable Segment below for a complete discussion of our results of operations.

Results by Reportable Segment

Lawson Segment

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2026	2025	Amount	%

Revenue from external customers	$379,294	$366,268	$13,026	3.6%
Intersegment revenue	225	56	169	N/M
Revenue	379,519	366,324	13,195	3.6%
Cost of goods sold	182,860	163,182	19,678	12.1%
Gross profit	196,659	203,142	(6,483)	(3.2)%
Selling, general and administrative expenses	185,269	183,466	1,803	1.0%
Operating income (loss)	$11,390	$19,676	$(8,286)	(42.1)%
Gross profit margin	51.8%	55.5%

Adjusted EBITDA(1)	$40,714	$43,975	$(3,261)	(7.4)%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.
N/M Not meaningful

Revenue and Gross Profit

Revenue increased $13.2 million, or 3.6%, to $379.5 million in the first nine months of 2026 compared to revenue of $366.3 million in the same period of 2025. The increase was primarily driven by $3.8 million of additional revenue generated by the 2026 acquisition of American Fasteners and increased sales to Lawson’s strategic and government customers of $11.4 million, partially offset by a decline in sales to Lawson’s core customers of $1.9 million.

Gross profit decreased $6.5 million to $196.7 million in the first nine months of 2026 compared to gross profit of $203.1 million in the same period of 2025 primarily as a result of a sales mix shift toward lower margin customers, increased vendor costs and higher tariff rates on inbound freight partially offset by customer price increases. Lawson gross profit as a percentage of revenue was 51.8% in the first nine months of 2026 compared to 55.5% in the prior year period. The gross profit margin percentage decrease was primarily due to a sales mix shift toward lower margin customers, increased vendor costs and higher tariff rates on inbound freight partially offset by customer price increases.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of compensation and support for Lawson sales representatives as well as expenses to operate Lawson’s distribution network and overhead expenses.

Selling, general and administrative expenses increased $1.8 million to $185.3 million in the first nine months of 2026 compared to $183.5 million in the same period of 2025. The increase was primarily driven by approximately $0.6 million of additional expenses driven by the 2026 acquisition of American Fasteners, higher acquisition expenses of $3.0 million and higher severance expense of $0.9 million. These were partially offset by lower employee costs of approximately $0.9 million.

Adjusted EBITDA

During the nine months ended September 30, 2026, Lawson generated Adjusted EBITDA of $40.7 million, a decrease of $3.3 million, or 7.4% from the same period a year ago primarily driven by the lower gross profit margin percentage partially offset by increased revenue.

TestEquity Segment

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2026	2025	Amount	%

Revenue from external customers	$674,811	$589,596	$85,215	14.5%
Intersegment revenue	662	702	(40)	(5.7)%
Revenue	675,473	590,298	85,175	14.4%
Cost of goods sold	526,185	462,368	63,817	13.8%
Gross profit	149,288	127,930	21,358	16.7%
Selling, general and administrative expenses	126,138	116,352	9,786	8.4%
Operating income (loss)	$23,150	$11,578	$11,572	99.9%
Gross profit margin	22.1%	21.7%

Adjusted EBITDA(1)	$50,773	$38,639	$12,134	31.4%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

Revenue and Gross Profit

Revenue increased $85.2 million, or 14.4%, to $675.5 million in the first nine months of 2026 compared to $590.3 million in the same period in 2025. The increase was primarily driven by a $38.4 million increase in revenue from test and measurement and chambers, a $45.0 million increase in revenue from electronic production supplies and a $8.3 million increase in revenue from rental and refurbished, partially offset by a $6.6 million decrease in revenue from value added services.

Gross profit increased $21.4 million to $149.3 million in the first nine months of 2026 compared to $127.9 million in the same period of 2025. The increase was primarily driven by the increase in revenue. TestEquity gross profit as a percentage of revenue increased to 22.1% in the first nine months of 2026 compared to 21.7% in the prior year primarily due to higher supplier rebates of approximately $4.6 million, partially offset by an unfavorable sales mix shift toward lower margin end markets.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of compensation and support for TestEquity’s sales representatives and expenses to operate TestEquity’s distribution network and overhead expenses.

Selling, general and administrative expenses increased $9.8 million to $126.1 million in the first nine months of 2026 compared to $116.4 million in the same period of 2025. The increase was primarily driven by higher salaries, commissions and bonuses as part of strategic leadership investments in 2026. These were partially offset by a higher gain on the sale of rental assets of $1.0 million and $1.5 million of lower bad debt expense.

Adjusted EBITDA

During the nine months ended September 30, 2026, TestEquity generated Adjusted EBITDA of $50.8 million, an increase of $12.1 million, or 31.4%, from the same period a year ago which was primarily driven by the increase in revenue and gross profit margin while leveraging Selling, general, and administrative expenses over a higher sales base.

Gexpro Services Segment

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2026	2025	Amount	%

Revenue from external customers	$396,522	$376,259	$20,263	5.4%
Intersegment revenue	1,116	978	138	14.1%
Revenue	397,638	377,237	20,401	5.4%
Cost of goods sold	275,075	259,255	15,820	6.1%
Gross profit	122,563	117,982	4,581	3.9%
Selling, general and administrative expenses	86,025	78,959	7,066	8.9%
Operating income (loss)	$36,538	$39,023	$(2,485)	(6.4)%
Gross profit margin	30.8%	31.3%

Adjusted EBITDA(1)	$48,406	$49,812	$(1,406)	(2.8)%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

Revenue and Gross Profit

Revenue increased $20.4 million, or 5.4%, to $397.6 million in the first nine months of 2026 compared to $377.2 million in the same period of 2025. The increase in revenue was primarily driven by increased sales in the industrial power, technology, and consumer and industrial vertical markets of $18.2 million, $8.6 million, and $5.5 million, respectively, partially offset by decreased sales within the renewables and aerospace and defense vertical markets of $7.8 million and $4.6 million, respectively.

Gross profit increased $4.6 million to $122.6 million in the first nine months of 2026 compared to $118.0 million in the same period of 2025 primarily due to the increase in revenue. Gexpro Services’ gross profit as a percentage of revenue decreased to 30.8% in the first nine months of 2026 compared to 31.3% in the prior year period primarily as a result of additional tariff charges passed through to customers of approximately $5.2 million which negatively impacted the gross margin percentage.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of sales and marketing expenses primarily relating to compensation, costs associated with supporting Gexpro Services’ service facilities, overhead expenses within finance, legal, human resources and information technology, and other costs required to operate Gexpro Services’ business.

Selling, general, and administrative expenses increased $7.1 million to $86.0 million in the first nine months of 2026 compared to $79.0 million in the same period of 2025. The increase was primarily driven by investments to support sales growth, higher stock-based compensation expense of $1.0 million and higher acquisition expenses of $1.3 million.

Adjusted EBITDA

During the nine months ended September 30, 2026, Gexpro Services generated Adjusted EBITDA of $48.4 million, a decrease of $1.4 million, or 2.8% from the same period a year ago primarily driven by a lower gross margin percentage and an increase in selling, general, and administrative expenses.

Canada Branch Division Segment

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2026	2025	Amount	%

Revenue from external customers	$176,724	$166,301	$10,423	6.3%
Intersegment revenue	88	71	17	23.9%
Revenue	176,812	166,372	10,440	6.3%
Cost of goods sold	118,116	111,012	7,104	6.4%
Gross profit	58,696	55,360	3,336	6.0%
Selling, general and administrative expenses	50,612	49,464	1,148	2.3%
Operating income (loss)	$8,084	$5,896	$2,188	37.1%
Gross profit margin	33.2%	33.3%

Adjusted EBITDA(1)	$14,553	$12,013	$2,540	21.1%
(1)Refer to the Non-GAAP Adjusted EBITDA section in Overview for a reconciliation of Adjusted EBITDA to operating income.

Revenue and Gross Profit

Revenue increased $10.4 million, or 6.3%, to $176.8 million in the first nine months of 2026 compared to $166.4 million in the same period of 2025 driven by $8.9 million of additional revenue generated by the 2026 acquisition of Eastern Valve and a favorable impact of $1.8 million from changes in foreign currency exchange rate changes.

Gross profit increased $3.3 million to $58.7 million in the first nine months of 2026 compared to gross profit of $55.4 million in the same period of 2025 primarily from the inclusion of additional gross profit of $2.7 million generated by the 2026 acquisition of Eastern Valve. Gross profit as a percentage of revenue was flat at 33.2% in the first nine months of 2026 compared to 33.3%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for Canada Branch Division consist of compensation, expenses to operate its distribution network and branch locations and overhead expenses.

Selling, general and administrative expenses increased $1.1 million to $50.6 million in the first nine months of 2026 compared to $49.5 million in the prior year quarter. The increase was primarily due to approximately $1.3 million of additional expenses driven by the 2026 acquisition of Eastern Valve.

Adjusted EBITDA

During the first nine months of 2026, Canada Branch Division generated Adjusted EBITDA of $14.6 million, an increase of $2.5 million from the same period a year ago, with an increase of approximately $1.6 million driven by the acquisition of Eastern Valve.

Consolidated Non-operating Income and Expense

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2026	2025	Amount	%

Interest expense	$(38,624)	$(42,408)	$3,784	(8.9)%
Change in fair value of earnout liabilities	$—	$(1,000)	$1,000	(100.0)%
Other income (expense), net	$(1,717)	$(1,377)	$(340)	24.7%
Income tax expense (benefit)	$8,638	$11,041	$(2,403)	(21.8)%

Interest Expense

Interest expense decreased $3.8 million in the first nine months of 2026 compared to the same period of 2025 primarily due to lower average interest rates in 2026 partially offset by higher average debt balances.

Change in Fair Value of Earnout Liabilities

The $1.0 million in expense in the first nine months of 2025 related to the change in fair value of the earnout liabilities associated with the Frontier acquisition.

Other Income (Expense), Net

Other income (expense), net consists of effects of changes in foreign currency exchange rates, interest income, net and other non-operating income and expenditures. The $0.3 million change in the first nine months of 2026 compared to the same period of 2025 is primarily due to a decrease in interest income and unfavorable changes in foreign currency exchange rates.

Income Tax Expense (Benefit)

Income tax expense was $8.6 million, a 32.7% effective tax rate for the first nine months of 2026 compared to income tax expense of $11.0 million and a 42.9% effective tax rate for the first nine months of 2025. The change in the year-over-year effective tax rate was primarily due to a decrease in the Company’s valuation allowance, offset by state taxes and foreign income. The change in the valuation allowance includes updated U.S. deferred tax projections, particularly related to future taxable income generated by the Company’s deferred tax liabilities. The income tax expense recorded in the third quarter of 2026 is based on the estimated year-end effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $63.2 million on September 30, 2026 compared to $61.8 million on December 31, 2025.

The Company believes its current balances of cash and cash equivalents, availability under its revolving credit facility and cash flows from operations will be sufficient to meet its liquidity needs for the next twelve months. As of September 30, 2026, the Company had $63.2 million of cash and cash equivalents and $305.7 million of borrowing availability remaining, net of outstanding letters of credit, under its revolving credit facility.
The Company's primary sources of liquidity are cash flows from operations, available cash and borrowing capacity under the Credit Agreement. As of September 30, 2026, the Company had approximately $763.0 million of outstanding indebtedness, including $89.2 million of outstanding revolving loans, and approximately $305.7 million of borrowing availability under its revolving credit facility, net of outstanding letters of credit, under the Credit Agreement. The Company was in compliance with its financial covenants under the Credit Agreement as of September 30, 2026. For additional information, see Note 8 – Debt in Part I, Item 1, Financial Statements.

The Merger Agreement restricts the Company's ability to incur certain indebtedness before completion of the Merger, including generally limiting outstanding revolving loans to $100 million, subject to specified exceptions, including borrowings to finance certain acquisitions, and applicable approvals. The Company financed its acquisitions of American Fasteners and GradeEight through available cash and revolving borrowings under the Credit Agreement. The acquisition of GradeEight was completed subsequent to September 30, 2026. For additional information, see Note 17 – Subsequent Events in Part I, Item 1, Financial Statements.

In connection with the proposed Merger, Merger Sub, which is affiliated with LKCM Headwater and is not a subsidiary of the Company, completed the Notes Offering on October 15, 2026. The proceeds are held in escrow and are not currently available to the Company. If the Merger is completed, the Company will assume the obligations under the Notes. The Notes are not reflected in the Company's indebtedness or liquidity as of September 30, 2026. For additional information, see Note 17 – Subsequent Events in Part I, Item 1, Financial Statements.

Our primary short-term and long-term liquidity and capital resource needs are to finance operating expenses, working capital, capital expenditures, potential business acquisitions, strategic initiatives and general corporate purposes. Our current debt obligations under the Credit Agreement mature in December 2030. Required principal payments on the Credit Agreement for the next twelve months are $35.0 million. Refer to Note 8 – Debt in Part I, Item 1. Financial Statements for additional information related to our debt obligations. Access to debt capital markets has historically provided the Company with sources of liquidity, beyond normal operating cash flows. We do not currently anticipate having difficulty in obtaining financing from those markets in the future, however, we cannot provide assurance that unforeseen events or events beyond our control (such as a potential tightening of debt capital markets, including in response to the implementation of new tariffs as part of the U.S. trade policy and any reciprocal or retaliatory tariffs thereto) will not have a material adverse impact on our liquidity.

Sources and Uses of Cash

The following table presents a summary of our cash flows:

	Nine Months Ended September 30,
(in thousands)	2026	2025	Change
Net cash provided by (used in) operating activities	$20,359	$66,906	$(46,547)
Net cash provided by (used in) investing activities	$(77,538)	$(20,464)	$(57,074)
Net cash provided by (used in) financing activities	$54,791	$(48,445)	$103,236

Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2026 was $20.4 million primarily due to net income including non-cash items, partially offset by investments in trade working capital and other net cash flow items.

Net cash provided by operating activities for the nine months ended September 30, 2025 was $66.9 million, primarily due to net income including non-cash items, partially offset by investments in trade working capital and other net cash flow items.

Cash Provided by (Used in) Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2026 was $77.5 million, primarily due to the purchase of Eastern Valve and American Fasteners, as well as purchases of property, plant and equipment and rental equipment, partially offset by the sale of property, plant and equipment and rental equipment.

Net cash used in investing activities for the nine months ended September 30, 2025 was $20.5 million, primarily due to purchases of property, plant and equipment and rental equipment, partially offset by the sale of property, plant and equipment and rental equipment.

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2026 was $54.8 million primarily due to net borrowings on the revolving credit facility partially offset by principal payments on the term loans.

Net cash used in financing activities for the nine months ended September 30, 2025 was $48.4 million primarily due to principal payments on the term loans and repurchases of DSG common stock under the repurchase program.

Financing and Capital Requirements

Credit Facility

The Credit Agreement includes $700 million of term debt and a revolving credit arrangement of $400 million and permits the Company to increase the commitments under the credit facility from time to time by up to $500 million in the aggregate, subject to, among other things, receipt of additional commitments from existing and/or new lenders and pro forma compliance with certain financial covenants. Refer to Note 8 – Debt in Part I, Item 1. Financial Statements for a description of the Credit Agreement.

On September 30, 2026, we had $763.0 million in outstanding borrowings under the Credit Agreement and $305.7 million of borrowing availability remaining, net of outstanding letters of credit, under the senior secured revolving credit facility component.

As of September 30, 2026, we were in compliance with all financial covenants under our Credit Agreement. While we were in compliance with our financial covenants as of September 30, 2026, failure to meet the covenant requirements of the Credit Agreement in future quarters could lead to higher financing costs and increased restrictions, reduce or eliminate our ability to borrow funds, or accelerate the payment of our indebtedness and could have a material adverse effect on our business, financial condition and results of operations.

Purchase Commitments

As of September 30, 2026, we had contractual commitments to purchase approximately $344.5 million of products from our suppliers and contractors over the next twelve months.

Capital Expenditures

During the nine months ended September 30, 2026, total net capital expenditures for property, plant and equipment and rental equipment were $19.2 million including proceeds from the sale of property, plant and equipment and rental equipment. The Company expects to spend approximately $25.0 million to $30.0 million for net capital expenditures during the full fiscal 2026 year to support ongoing operations.

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

During the nine months ended September 30, 2026, no repurchases were made. During the nine months ended September 30, 2025, the Company repurchased 653,213 shares of DSG common stock under the repurchase program at an average cost of $30.69 per share for a total cost of $20.0 million. The remaining availability for stock repurchases under the program was $32.9 million as of September 30, 2026. See Note 10 – Stockholders’ Equity in Part I, Item 1. Financial Statements for further information.

On July 15, 2026, the Company entered into the Merger Agreement, which generally prohibits the Company from repurchasing shares of DSG common stock during the pendency of the Merger, subject to specified exceptions. See Note 16 – Recent Developments in Part I, Item 1 for additional information.

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

The loans under the Credit Agreement bear interest, at the Company’s option, at a rate equal to (i) the Alternate Base Rate or the Canadian Prime Rate (each as defined in the Credit Agreement), plus, in each case, an additional margin ranging from 0.00% to 2.00% per annum, depending on the total net leverage ratio of the Company and its restricted subsidiaries as of the most recent determination date under the Credit Agreement or (ii) the Adjusted Term SOFR Rate or the Adjusted Daily Simple SOFR (each as defined in the Credit Agreement), plus, in each case, an additional margin ranging from 1.00% to 3.00% per annum, depending on the total net leverage ratio of the Company and its restricted subsidiaries as of the most recent determination date under the Credit Agreement. Refer to Note 8 – Debt in Part I, Item 1. Financial Statements for information about the Credit Agreement.

As of September 30, 2026, 100% of our debt was floating rate debt. A hypothetical increase/decrease in interest rates of 100 basis points would increase/decrease our annual interest expense by approximately $7.6 million. We have not entered into, and currently do not intend to enter into, interest rate swaps or other derivative financial instruments to mitigate the impact of fluctuations in interest rates.

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

Changes in Internal Control over Financial Reporting

Given the timing of the Eastern Valve Transaction and the American Fasteners Transaction and the complexity of systems and business processes, we intend to exclude Eastern Valve and American Fasteners from our assessment and report on internal control over financial reporting for the year ending December 31, 2026. Other than the Eastern Valve Transaction and American Fasteners Transaction, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the quarter ended September 30, 2026 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The Merger Agreement contains “no-shop” restrictions that, subject to various fiduciary-out provisions, limit our ability to solicit alternative acquisition proposals or provide certain information to or engage in discussions or negotiations with third parties with respect to alternative acquisition proposals or inquiries that would reasonably be expected to lead to alternative acquisition proposals. It also provides Parent with notice and matching rights and requires us to pay a termination fee of approximately $9.3 million in specified circumstances. In addition, LKCM and the Company have entered into a Voting and Support Agreement pursuant to which LKCM has agreed, among other things, and subject to the terms and conditions set forth in that agreement, to vote or cause to be voted all shares of DSG common stock beneficially owned by it and its controlled affiliates in favor of the Merger Agreement and against alternative acquisition proposals. LKCM Headwater and its affiliates beneficially owned, in the aggregate, approximately 78.5% of our outstanding common stock as of September 30, 2026. These provisions and circumstances could discourage a third party from making an alternative acquisition proposal or could affect the terms of any such proposal. Although completion of the Merger requires approval by the affirmative vote of a majority of the votes cast by our disinterested stockholders, LKCM Headwater’s ownership position may limit the practical availability of certain alternative transactions.

The financing contemplated for the Merger may not be available when required, which could delay or prevent completion of the Merger.

Although Parent’s obligation to complete the Merger is not subject to a financing condition, the contemplated financing is subject to conditions. The lenders’ obligations to provide the credit agreement financing are subject to the conditions set forth in the Credit Agreement. In addition, although LKCM Headwater Investment IV, L.P. (an affiliate of LKCM Headwater) entered into an equity commitment letter with Parent, Intermediate and Merger Sub pursuant to which LKCM Headwater Investment IV, L.P. has committed to make or cause to be made an equity investment of up to $125 million in Parent to fund a portion of the amounts payable in connection with the Merger, the obligation of LKCM Headwater IV, L.P. to fund the commitment is subject to the conditions set forth in the equity commitment letter, including the satisfaction or waiver of the conditions to Parent’s, Intermediate’s and Merger Sub’s obligations to complete the Merger, the substantially concurrent completion of the Merger and the funding of the debt financing for the Merger under the Credit Agreement or alternative debt financing. If the contemplated financing is unavailable or insufficient, Parent may be unable to complete the Merger when required, and we may be required to pursue contractual remedies, which may involve delay, expense and litigation and may not result in timely completion of the Merger. If the Merger is completed and borrowings under the amended credit facility are used to finance the Merger, the surviving corporation’s indebtedness and interest expense will increase.

Litigation relating to the Merger could delay or prevent completion of the Merger and result in substantial costs.

Transactions such as the Merger frequently result in litigation or demands from stockholders. Lawsuits may be filed against us, our Board of Directors, the Special Committee, our officers, Parent, LKCM Headwater or other parties in connection with the proposed Merger alleging, among other things, breaches of fiduciary duties or disclosure deficiencies. Any such litigation could seek to enjoin or delay the Merger, require supplemental disclosures, result in monetary liability or settlement payments and cause us to incur substantial defense and indemnification costs. To date, we have received five demands pursuant to Section 220 of the Delaware General Corporation Law seeking inspection of books and records in connection with the Merger and two demand letters alleging deficiencies in our SEC disclosures relating to the Merger. Even if claims are without merit, defending them may divert management’s attention and resources and result in substantial defense costs. An adverse judgment or settlement in any such litigation could delay or prevent the Merger or otherwise adversely affect our business and financial condition.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

The Company did not make any unregistered sales of its equity securities during the three months ended September 30, 2026.

Issuer Purchases of Equity Securities

The Board of Directors previously authorized a stock repurchase program that permits the Company to repurchase DSG common stock from time to time in open market transactions, privately negotiated transactions or by other methods. The stock repurchase program does not have an expiration date. There were no repurchases of any shares of DSG common stock during the three months ended September 30, 2026.

On July 15, 2026, the Company entered into the Merger Agreement, which generally prohibits the Company from repurchasing shares of DSG common stock during the pendency of the Merger, subject to specified exceptions. For additional information, see Note 16 – Recent Developments in Part I, Item 1, Financial Statements and our Current Report on Form 8-K filed with the SEC on July 16, 2026.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined under Item 408 of Regulation S-K).

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

10.4*
Distribution Solutions Group, Inc. Amended and Restated 2026 Equity Compensation Plan, incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q (File No. 000-10546) for the quarter ended June 30, 2026, filed on August 6, 2026.

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statement of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL and contained in Exhibit 101
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

DISTRIBUTION SOLUTIONS GROUP, INC.
(Registrant)

Dated:	November 5, 2026	/s/ J. Bryan King
J. Bryan King Chairman, President and Chief Executive Officer (principal executive officer)

Dated:	November 5, 2026	/s/ Ronald J. Knutson
Ronald J. Knutson Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)

Dated:	November 5, 2026	/s/ David S. Lambert
David S. Lambert Vice President, Controller and Chief Accounting Officer (principal accounting officer)